Form 10-K
period 2007-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2008-04-29
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).  Yes ☐     No ☑

At March 1, 2008, 20,287,649 shares of the registrant’s common stock were outstanding.

As of June 30, 2007, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $642,348,094

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Documents incorporated by reference are as follows:

Part and Item Number of
Document	Form 10-K into which incorporated

Loral Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2008	Part II, Item 5 (d) Part III, Items 11 through 14

PART I

Item 1.	Business

THE COMPANY

Overview

Loral Space & Communications Inc. (“New Loral”) together with its subsidiaries is a leading satellite communications company with substantial activities in satellite manufacturing and investments in satellite-based communications services. New Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”) (see “Reorganization” below).

The terms “Loral,” the “Company,” “we,” “our” and “us” when used in this report with respect to the period prior to the Effective Date, are references to Old Loral, and when used with respect to the period commencing on and after the Effective Date, are references to New Loral. These references include the subsidiaries of Old Loral or New Loral, as the case may be, unless otherwise indicated or the context otherwise requires.

Loral is organized into two segments:

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

Satellite Services:

Until October 31, 2007, the operations of our satellite services segment were conducted through Loral Skynet Corporation (“Loral Skynet”), which leased transponder capacity to commercial and government customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, and also provided managed network services to customers using a hybrid satellite and ground-based system. It also provided professional services to other satellite operators such as fleet operating services. At October 31, 2007, Loral Skynet had four in-orbit satellites and had one satellite under construction at SS/L.

On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdings Inc. (“Telesat Holdco”), a newly-formed joint venture, completed the acquisition of Telesat Canada from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco, the ultimate parent company of the resulting new entity (see Note 8 to the consolidated financial statements). We use the equity method of accounting for our investment in Telesat Canada.

We refer to the acquisition of Telesat Canada and the related transfer of Loral Skynet to Telesat Canada as the Telesat Canada transaction. References to Telesat Canada with respect to periods prior to the closing of this transaction are references to the subsidiary of BCE and with respect to the period after the closing of this transaction are references to Telesat Holdco and/or its subsidiaries as appropriate. Similarly, unless otherwise indicated, references to Loral Skynet with respect to periods prior to the closing of this transaction are references to the operations of Loral’s satellite services segment as conducted through Loral Skynet and with respect to the period commencing on and after the closing of this transaction are, if related to the fixed satellite services business, references to the Loral Skynet operations within Telesat Canada.

We adopted fresh start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our

financial information disclosed under the heading “Successor Registrant” for the periods ended and as of December 31, 2005, 2006 and 2007, respectively, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended and as of October 1, 2005 (the date we adopted fresh-start accounting) or for prior periods.

Segment Overview

Satellite Manufacturing

SS/L has been designing, manufacturing and integrating satellites and space systems for a wide variety of commercial and government customers for more than 50 years. Its products include mid-and high-powered satellites designed for applications such as fixed satellite services (“FSS”), direct-to-home (“DTH”) broadcasting, mobile satellite services (“MSS”), broadband data distribution, wireless telephony, digital radio, digital mobile broadcasting, military communications, weather monitoring and air traffic management. SS/L customers have included such satellite service providers and government organizations as APT Satellite, AsiaSat, DIRECTV, EchoStar, Hisdesat, ICO, Intelsat, Japan’s Ministry of Transport and Civil Aviation Bureau, the National Oceanic & Atmospheric Administration (NOAA), Optus (SingTel), SES New Skies, Shin Satellite, Sirius Satellite Radio, Telesat Canada, TerreStar Networks, WildBlue Communications, XTAR and XM Satellite Radio. Since its inception, SS/L has delivered more than 220 satellites, which together have achieved more than 1,400 years of cumulative on-orbit service; many of these satellites significantly exceeded design life expectations. SS/L’s broad product line meets the vast majority of customer requirements for satellites with up to 25 kilowatts of power. The capacity offered on these satellites ranges from one to as many as 150 transponders. According to industry research firm, Futron Corporation, global satellite manufacturing revenue was $12 billion in 2006 of which approximately $3 billion was for commercial satellites.

SS/L has a history of technology innovation and currently provides some of the world’s most powerful commercial satellites. With 190 U.S. patents, the company has led the industry with research in advanced composites, antennas, multiplexers, power conversion, propulsion systems, and on-orbit controls. Its highly flexible satellite platform accommodates a broad range of applications such as regional and spot-beam technology, hybrid systems that maximize the value of orbital slot location, and imagers for precision weather forecasting. The SS/L platform accommodates some of the world’s highest power payloads for television, radio and multimedia broadcast. With increasing demand for mobile devices for video, audio and data, SS/L is also a leader in providing satellite systems that include Ground Based Beam Forming (GBBF) capability so that upgradeable ground equipment can grow with new innovations and market demands.

SS/L has won a number of satellite construction awards over the last few years and, as a result, its backlog has expanded significantly. In order to complete construction of all the satellites in backlog and to accommodate future growth, SS/L is modifying and expanding its existing manufacturing facilities and coordinating with third parties for additional high-bay satellite integration and test facilities. SS/L is seeking, under this expansion plan, to accommodate as many as 13 satellite awards per year depending on the complexity and timing of the specific satellites awarded and to provide greater in-house manufacturing of RF components and subassemblies. This expansion which includes the use of third party offsite capacity and the upgrading of existing SS/L satellite test operations and RF assembly and test operations, is estimated to require total incremental capital expenditures of approximately $30 million.

Market and Competition

SS/L participates in the highly competitive commercial satellite manufacturing industry principally on the basis of superior customer relationships, technical excellence, reliability and pricing. Other competitors for satellite manufacturing contracts include Boeing, Lockheed Martin, and Orbital Sciences in the U.S., Thales Alenia Space and EADS Astrium in Europe and Mitsubishi Electric Corporation in Japan. SS/L’s continued success depends on its ability to provide highly reliable satellites on a cost-effective and timely basis. SS/L may also face competition in the future from emerging low-cost competitors in India, Russia and China. The number of satellite manufacturing contracts awarded varies annually and is difficult to predict. For example, based on readily available industry information, we believe that, while only two contracts for mid-and high-power (8 kW or higher) commercial satellites were awarded worldwide in 2002, there were 12 and 16 contracts awarded in 2007 and 2006, respectively.

Satellite Manufacturing Performance

	Successor Registrant			Predecessor Registrant
			For the Period	For the Period
	For the Year	For the Year	October 2,	January 1,
	Ended	Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
	(In millions)
Total segment revenues	$814	$697	$162	$330
Eliminations	(53)	(60)	(1)	(11)

Revenues from satellite manufacturing as reported	$761	$637	$161	$319

Segment Adjusted EBITDA before eliminations(1)	$35	$66	$12	$15

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 18 to the consolidated financial statements for the definition of Adjusted EBITDA).

Total SS/L assets were $963 million and $945 million as of December 31, 2007 and 2006, respectively. Backlog at December 31, 2007 was $1.0 billion. This included $138 million of backlog for the construction of Nimiq 5 and Telstar 11N for Telesat Canada. Backlog at December 31, 2006 was $1.1 billion. This included $118 million of backlog for the construction of Nimiq 5 for Telesat Canada and intercompany backlog of $116 million, primarily for the construction of Telstar 11N for Loral Skynet. It is expected that approximately 74% of the backlog as of December 31, 2007, will be recognized as revenues during 2008. During 2007, two of SS/L’s customers accounted for approximately 20% and 16% of our consolidated revenues.

Satellite Services

Until the closing of the Telesat Canada transaction on October 31, 2007, Loral Skynet was a global satellite operator, providing customers with a wide range of video and data transmission services. Its four globally-positioned satellites, which are now part of the Telesat Canada fleet, operate in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.

Subsequent to the closing of the Telesat Canada transaction, Loral participates in satellite services operations principally through its investment in Telesat Canada. Telesat Canada is the world’s fourth largest provider of FSS with industry leading backlog, and one of only three FSS providers operating on a global basis. The combination of Telesat Canada and Loral Skynet creates a powerful international organization with 12 in-orbit satellites and three satellites under construction, of which two are 100% leased for at least the design life of the satellite. Telesat Canada provides video distribution and DTH video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks. According to industry research firm Euroconsult, the global FSS industry grew by 8% in 2006 generating approximately $8.2 billion in revenues.

Telesat Canada categorizes its satellite services operations into broadcast, enterprise services, and consulting and other, as follows:

Broadcast:

DTH.  Both Canadian DTH service providers (Bell ExpressVu and Star Choice) use Telesat Canada’s satellites as a distribution platform for their services, delivering a package of television programming, audio and information channels directly to customers’ homes. In addition, EchoStar uses Anik F3, and DIRECTV uses one of Telesat Canada’s orbital locations, for DTH services in the United States. In Asia, Telstar 10 supports DTH television distribution through Hung Kai, a leading cable and DTH distributor based in Taiwan.

Video Distribution.  Major broadcasters, cable networks and DTH service providers use Telesat Canada satellites for the full-time transmission of television programming. Additionally, certain broadcasters and DTH service providers bundle value-added services that include satellite capacity, digital encoding of video channels and uplinking and downlinking services to and from Telesat Canada satellites and teleport facilities. In Asia, Telesat Canada is a leader in the distribution of video content to cable head ends from which approximately 80 million households can receive television programming distributed over Telstar 10, including HBO, Sony, Disney and Hallmark. In Europe, Telstar 12 provides satellite services to the largest cable distributor in Europe, UPC, and is used to transmit the television services of NBC and Fox. In both Brazil and Chile, Telesat Canada provides video distribution services on Telstar 14.

Occasional Use Services.  Occasional use services consist of satellite transmission services for the timely broadcast of video news, sports and live event coverage on a short-term basis enabling broadcasters to conduct on-the-scene transmissions using small, portable antennas.

Enterprise Services:

North America Data Networks.  Telesat Canada provides data networks in North America as well as the related ground segment and maintenance services supporting these networks. Telesat Canada is one of the largest operators of very small aperture terminal, or VSAT, systems in North America, managing approximately 26,000 VSAT terminals at customer sites in Canada and the United States. Some of these customers are provided end-to-end services including installation and maintenance of the end user terminal, maintenance of the VSAT hub, and provision of satellite capacity. Other customers may be provided a subset of these services, including maintenance of the VSAT terminal, while using other providers for hub maintenance and/or space segment capacity. Telesat Canada also provides networks that combine both satellite and DSL. Examples of North American data network services include the provision and maintenance of a network for an interactive distance learning (IDL) program for a major United States corporation, point of sale services for customers in Canada, and communications services to remote locations for the oil and gas industry.

International Enterprise Networks.  Telesat Canada provides IP-based terrestrial extension services that allow enterprises to reach multiple locations worldwide — many of which cannot be connected via terrestrial means. Leveraging satellite’s one-to-many attributes, these managed services also enable multi-cast and broadcast functionality. These services are delivered to enterprises whose headquarters are typically in the United States or Europe through both terrestrial partners and directly to corporations.

Ka-band Internet Services.  Telesat Canada provides Ka-band, two-way broadband Internet services in Canada through Barrett Xplore Inc. and other resellers, and Ka-band satellite capacity to WildBlue who uses it to provide services in the United States.

Telecommunication Carrier Services.  Telesat Canada provides satellite capacity and end-to-end services for data and voice transmission to telecommunications carriers located throughout the world. These services include (i) connectivity and voice circuits to remote locations in Canada for customers such as Bell Canada, and NorthwesTel and (ii) space segment capacity and terrestrial facilities for Internet backhaul and access, GSM backhaul, and services such as rural telephony to carriers around the world.

Government Services.  The United States Government is the largest single consumer of fixed satellite services in the world, and a significant user of Telesat Canada’s international satellites. Over the course of several years Telesat Canada has implemented a successful strategy to sell through government service integrators, rather than directly to United States Government agencies. Satellite services are also provided to the Canadian Government, including a variety of services from a maritime network for a Canadian Government entity to protected satellite capacity to the Department of National Defense for the North Warning System.

Consulting & Other:

Consulting operations allow for increased operating efficiencies by leveraging Telesat Canada’s existing employees and facility base. With over 35 years of engineering and technical experience, Telesat Canada is a leading consultant in establishing, operating and upgrading satellite systems worldwide, having provided services to businesses and governments in more than 30 countries across six continents. Telesat Canada operates 13 satellites for third parties. Currently, the international consulting business provides satellite-related services to over 35 customers in approximately 20 countries.

Telesat Canada is the world’s fourth largest provider of FSS with an international platform supporting (i) strong video distribution and DTH neighborhoods in North America that result in long-term contracts with blue chip customers, industry leading backlog, and fully contracted expansion DTH satellites, (ii) an efficient and expanding enterprise services business that provides a wide range of North American customers with end-to-end communications services using satellite and hybrid satellite-DSL networks, and (iii) a strong international video distribution and enterprise services business that provides exposure to high-growth regions and satellite users around the world.

Through its commitment to customer service and focus on innovation and technical expertise, Telesat Canada has developed strong relationships with a diverse range of high-quality customers, including many of the world’s largest video and data service providers. Its customers include North American DTH providers Bell ExpressVu, Star Choice and EchoStar, and leading telecommunications and media firms such as Disney, HBO, NBC, UPC, Canadian Broadcasting Corporation, Bell Canada, AT&T, Verizon, BT Group, Global Crossing and Lockheed Martin. Its North American Broadcast and Enterprise Services customer service contracts are typically multi-year in duration and, in the past, Telesat Canada has been successful in contracting all or a significant portion of a satellite’s capacity prior to commencing construction. As a result, Telesat Canada had approximately $5.3 billion in contracted backlog as of December 31, 2007, of which approximately 10% will be recognized as revenues during 2008.

Market and Competition

The satellite services business sector is highly competitive and its players must also compete with non-satellite technologies for the provision of voice, data, video and Internet connectivity services. Telesat Canada operates in the FSS sector, providing communications links between fixed points on the earth’s surface, referred to as point-to-point services, and the provision of satellite connectivity from one point to multiple points, referred to as point-to-multipoint services.

As the world’s fourth largest satellite services company, Telesat Canada competes with the two other global operators, Intelsat, Ltd. and SES S.A., as well as with Eutelsat, S.A. in Europe. Intelsat, SES and Eutelsat are each substantially larger than Telesat Canada in terms of both the number of satellites they have in orbit as well as in terms of their revenues. In addition, Telesat Canada faces competition from regional players, some of whom enjoy competitive advantages in their local markets. They are Sirius, Arabsat, Hellasat and Turksat in Europe, the Middle East and Africa; AsiaSat, Measat Satellite Systems, Shin Satellite Plc, APT Satellite Holdings Ltd. (“APT”), PT Telkom and Optus in Asia; Satelites Mexicanos S.A. de C.V., Star One, NahuelSat S.A., and Hispasat S.A. in Latin America; and Ciel and EchoStar in North America.

Telesat Canada also competes with terrestrial service providers, principally on point-to-point long distance routes, as well as for certain types of data networks. While satellites are more efficient than terrestrial systems for certain applications, such as broadcast or point-to-multipoint transmission of video and broadband data, terrestrial networks are generally less expensive than satellite networks for point-to-point services. In developing countries, satellite plays a larger role in telecommunications networks due to the relatively undeveloped terrestrial communications networks. As a result of deregulation and economic growth, these terrestrial communication networks are expanding in certain countries, increasing competition for satellite services.

The market for satellite consulting services is generally comprised of a few service providers qualified to provide services in specific areas of expertise. Telesat Canada’s competitors are primarily United States and European-based companies.

Satellite Fleet & Ground Resources

Telesat Canada has a global fleet of 12 satellites in-orbit, which includes one satellite leased from APT under a prepaid lease through the end of its life, for which the company has risk of loss and the right to replace at the end of its life, and another two satellites leased from DIRECTV. Three additional satellites are scheduled for launch in 2008 and 2009, two of which Telesat Canada has contracted to Bell ExpressVu for 15 years or such later date as the customer may request. In addition, the company leases fiber capacity around the world for use in developing hybrid terrestrial/satellite data networks for network services customers.

Telesat Canada also has ground facilities located around the world, providing both control services to its satellite fleet, as well as to the satellites of other operators as part of its consulting services offerings. It has two control centers located in Ottawa, Ontario and Allan Park, Ontario. In addition, Telesat Canada leases other technical facilities that provide customers with a host of teleport and hub services.

Telesat Canada’s North American focused fleet is comprised of three owned FSS satellites, Anik F1-R, Anik F2 and Anik F3, and two owned direct broadcast services, or DBS, satellites, Nimiq 1 and Nimiq 2. Telesat Canada leases and operates two North American focused satellites, Nimiq 3 and Nimiq 4iR, that are owned by DIRECTV but are located in Telesat Canada’s orbital locations and are used by Telesat Canada. Telesat Canada’s international fleet is comprised of four owned FSS satellites, Anik F1, Telstar 12, Telstar 14/Estrela do Sul, and Telstar 18 and one satellite, Telstar 10, which is leased through end-of-life.

The table below summarizes selected data relating to Telesat Canada’s owned and leased in-orbit satellites:

				Expected
	Orbital Location		Manufacturer’s	End-of-
	Regions	Launch	End-of-Service-	Commercial-		Transponders(1)
	Covered	Date	Life	Service Life(1)	C-band(2)	Ku-band(2)	Ka-band	L-band(3)	Model

Nimiq 1	91.0[o] WL Canada, Continental United States	May 1999	2011	2024	—	32@24MHz	—	—	A2100 AX (Lockheed Martin)
Nimiq 2(4)	82.0[o] WL Canada, Continental United States	December 2002	2015	2023	—	20@24MHz	2@500/100MHz	—	A2100 AX (Lockheed Martin)
Nimiq 3(5)	82[o] WL Canada Continental United States	June 1995	2007	2010	—	16@24MHz	—	—	BSS 601 (Boeing)
Nimiq 4iR(5)	91[o] WL Canada Continental United States	December 1993	2006	2009	—	16@24MHz	—	—	BSS 601 (Boeing)
Anik F1(6)	107.3[o] WL Canada, Continental United States, South America	November 2000	2016	2013	12@36MHz (S. America)	16@27MHz (S. America)	—	—	BSS702 (Boeing)
Anik F2	111.1[o] WL Canada, Continental United States	July 2004	2019	2028	24@36MHz	32@27MHz	31@56/112 MHz 6@500MHz 1@56/112MHz	—	BSS702 (Boeing)
Anik F1-R(3)	107.3[o] WL North America	September 2005	2020	2023	24@36MHz	32@27MHz	—	2@20MHz	E3000 (EADS Astrium)
Anik F3(7)	118.7[o] WL Canada, Continental United States	April 2007	2022	2026	24@36MHz	32@27MHz	2@75MHz (500MHz)	—	E3000 (EADS Astrium)
Telstar 10(8)	76.5[o] EL Asia and Portions of Europe, Africa and Australia	October 1997	2009	2012	1@30MHz 26@36MHz	9@54MHz	—	—	SS/L 1300
Telstar 12(9)	15[o] WL Eastern United States, SE Canada, Europe, Russia, Middle East, North Africa, portions of South and Central America	October 1999	2012	2016	—	37@54MHz	—	—	SS/L 1300
Telstar 14/ Estrela do Sul(10)	63[o] WL Brazil And portions of Latin America, North America, Atlantic Ocean	January 2004	2019	2011	—	9@72MHz 10@36MHz 2@28MHz 1@56MHz	—	—	SS/L 1300
Telstar 18(11)(12)	138[o] EL India, South East Asia, China, Australia And Hawaii	June 2004	2017	2018	14@36MHz 1@54MHz	3@54MHz 1@40MHz	—	—	SS/L 1300

(1)	The number of available transponders and expected end of life shown in this table reflect Telesat Canada’s current estimate of each satellite’s capacity and useful life, taking account of anomalies and malfunctions the satellites have experienced and other factors such as remaining fuel levels and consumption rates and other available engineering data. Telesat Canada periodically reviews and updates these estimates based on a satellite’s performance. Accordingly, these estimates are subject to change and it is possible that the actual commercial life of any of these satellites will be shorter than that indicated in the table. See Item 1A — “Risk Factors — After launch, satellites remain vulnerable to in-orbit failures which may result in reduced revenues and profits and other financial consequences.”

(2)	Includes extended C-band and extended Ku-band in certain cases.

(3)	Telesat Canada has contracted the L-band capacity on Anik F1-R to Lockheed Martin. This L-band spectrum is not Telesat Canada’s; it is a United States spectrum licensed to Lockheed Martin.

(4)	Due to malfunctions affecting available power on Nimiq 2, not all transponders are operational.

(5)	These satellites are leased from DIRECTV, but are in Telesat Canada orbital positions. DIRECTV can terminate its lease agreement with Telesat Canada with respect to Nimiq 4iR if DIRECTV experiences one or more catastrophic failures with its other satellites. With respect to Nimiq 3, DIRECTV can terminate its lease agreement if it experiences two or more catastrophic failures with its other satellites. In the event of such termination, Telesat Canada may lose the revenues associated with these satellites if it cannot redeploy that capacity to other satellites.

(6)	Due to a gradual decrease in power on Anik Fl, this satellite will experience a premature end-of-life.

(7)	Telesat Canada has contracted for the sale of all of the Ku-band capacity of Anik F3 to EchoStar.

(8)	Telstar 10 does not include 1 transponder @ 36MHz and 6 transponders @ 54MHz which have been turned off for satellite power management, and does not include 1 transponder @ 36MHz owned by APT.

(9)	Telstar 12 has 38-54MHz transponders. Four of these transponders were given to Eutelsat to settle coordination issues, and Telesat Canada leases back three of these transponders.

(10)	Telstar 14 has substantially reduced transponder capacity and a limited expected life due to the failure of a solar array to fully deploy upon launch.

(11)	Includes 16.6MHz of C-band capacity provided to the Government of Tonga in lieu of a cash payment for the use of the orbital location.

(12)	Additional transponders will be purchased from APT, four in 2008 and two in 2009.

In addition, Telesat Canada has the rights to the following satellite capacity to end of life of those satellites:

•	Satmex 5: 3-36MHz Ku transponders;

•	Satmex 6: 2-36MHz C-band transponders; 2-36MHz Ku transponders; and

•	Agila (Mabuhay): 3-36MHz C-band transponders

The table below summarizes selected data relating to Telesat Canada’s satellites under construction:

	Nimiq 4	Nimiq 5	Telstar 11N

Orbital Location	82.0[o] WL	72.7[o] WL	37.55[o] WL
Regions Covered	Canada	Canada, Continental United States	North and Central America, Europe, Africa and the maritime Atlantic Ocean region
Planned In-Service Date	2008(1)	2009(1)	2009
Manufacturer’s End-of- Service-Life	15 Years	15 Years	15 Years
Customer Committed Capacity	15 Years/Fixed	15 Years/Fixed	—
Transponders:
C-band	—	—	—
Ku-band	32@24MHz	32@24MHz	39@54MHz
Ka-band	8@54MHz	—	—
Model	E-3000 (EADS Astrium)	SS/L 1300	SS/L 1300

(1)	The March 14, 2008 failure of a Proton rocket to lift its satellite payload to the appropriate orbit will cause a delay in the planned launch of the Nimiq 4 satellite, originally scheduled to be launched on a Proton rocket in mid-2008. The launch of Nimiq 5, which had been planned for the second half of 2009, may likewise also be delayed as a result of this launch failure. These launch delays will adversely affect Telesat Canada’s financial performance for 2008 and potentially 2009 and 2010 and will defer the backlog run-off previously anticipated. It is not possible to quantify the impact of these delays until more information about the Proton failure and the resumption of the launch schedule becomes available.

Satellite Services Performance

The following summarizes the satellite services segment’s performance including Loral Skynet through October 30, 2007 and Telesat Canada for the period from October 31, 2007 to December 31, 2007 (in millions):

	Successor Registrant			Predecessor Registrant
			For the Period	For the Period
	For The Year	For The Year	October 2,	January 1,
	Ended	Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
		(in millions)
Revenue:
Total segment revenues	$241	$164	$37	$115
Eliminations	(2)	(3)	(1)	(4)
Affiliate eliminations(2)	(118)	—	—	—

Revenues from satellite services as reported	$121	$161	$36	$111

Adjusted EBITDA:
Total segment Adjusted EBITDA	$118	$68	$12	$40
Eliminations	(2)	(3)	(1)	(10)
Affiliate eliminations(2)	(65)	—	—	—

Adjusted EBITDA from satellite services after eliminations(1)	$51	$65	$11	$30

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 18 to the consolidated financial statements for the definition of Adjusted EBITDA).

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat Canada.

Total Telesat Canada assets and backlog as of December 31, 2007 were $5.6 billion and $5.3 billion, respectively.

We use the equity method of accounting for our investment in Telesat Canada, and its results are not consolidated in our financial statements. Our investment in this company is included in equity in net losses of affiliates in our consolidated statements of operations and investments in affiliates in our consolidated balance sheet.

The following chart summarizes operating revenues and Adjusted EBITDA for Telesat Canada before the closing of the Telesat Canada transaction. Telesat Canada’s Adjusted EBITDA as shown below is calculated in the same manner as Adjusted EBITDA in the segment chart above. The amounts presented below are in Canadian dollars (“CAD”) and are presented in accordance with Canadian generally accepted accounting principles.

Telesat Canada
For the period from
	January 1,	For The Year	For The Year
	2007 to	Ended	Ended
	October 30,	December 31,	December 31,
	2007	2006	2005
(in millions)

Total operating revenues	CAD 457.8	CAD 479.0	CAD 474.7
Adjusted EBITDA	CAD 263.2	CAD 261.0	CAD 268.1

Total Telesat Canada assets and backlog as of December 31, 2006 were CAD 1.8 billion and CAD 5.2 billion, respectively.

Other

We also own 56% of XTAR, LLC (“XTAR”), a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”). XTAR owns and operates an X-band satellite, XTAR-EUR located at 29o E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases up to eight 72 MHz X-band transponders on Spainsat, a Hisdesat owned satellite located at 30o W.L. which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide X-band services to the U.S. Department of State, the Spanish Ministry of Defense, the Belgium Ministry of Defense and the Danish armed forces, but the take-up rate in its service continues to be slower than anticipated. For more information on XTAR see Note 8 to the Loral consolidated financial statements.

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

The Debtors emerged from Chapter 11 on November 21, 2005 pursuant to the terms of their fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”). The Plan of Reorganization had previously been confirmed by order (the “Confirmation Order”) of the Bankruptcy Court entered on August 1, 2005. Pursuant to the Plan of Reorganization, among other things, the business and operations of Old Loral were transferred to New Loral, and Loral Skynet and SS/L emerged as separate subsidiaries of reorganized Loral (see Notes 2 and 3 to the consolidated financial statements).

REGULATION

Satellite Manufacturing

Export Regulation and Economic Sanctions Compliance

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

U.S. Government licenses or other approvals generally must be obtained before satellites and related items, technical data and services are exported and may be required before they are re-exported or transferred from one foreign person to another foreign person. For example, U.S. Government licenses or approvals generally will have to be obtained for the transfer of technical data and defense services between Loral and Telesat Canada, and between Telesat Canada and its U.S. subsidiaries. There can be no assurance that such licenses or approvals will be granted. Also, licenses or approvals may be granted with limitations, provisos or other requirements imposed by the U.S. Government as a condition of approval, which may affect the scope of permissible activity under the license or approval.

In addition, if a satellite project involves countries, individuals or entities that are the subject of U.S. economic sanctions (“Sanctions Targets”) or, in certain situations, is intended to provide services to Sanctions Targets, licenses or other approvals from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) may also be required. See Item 1A — “Risk Factors — We are subject to export control and economic sanctions laws, which may result in delays, lost business and additional costs.”

Satellite Services

Telecommunications Regulation

As an operator of a global satellite system, Telesat Canada is regulated by government authorities in Canada, the United States and other countries in which it operates and is subject to the frequency and orbital slot coordination process of the International Telecommunication Union (“ITU”). Telesat Canada’s ability to provide satellite services in a particular country or region is subject also to the technical constraints of its satellites, international coordination, local regulation and licensing requirements.

Canadian Regulatory Environment

Telesat Canada’s operations are subject to regulation and licensing by Industry Canada pursuant to the Radiocommunication Act (Canada) and by the Canadian Radio-Television and Telecommunications Commission (“CRTC”), under the Telecommunications Act (Canada). Industry Canada has the authority to issue licenses, establish standards, assign Canadian orbital locations, and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat Canada’s satellites and earth stations depend. The Minister responsible for Industry Canada has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses, and to suspend or even revoke them. Telesat Canada’s licenses to operate the Anik F and Nimiq satellites require it to comply with research and development and other industrial and public benefit commitments, to pay annual radio authorization fees, to provide all-Canada satellite coverage and to comply with foreign ownership restrictions.

The Canadian foreign ownership and control restrictions, set out in Industry Canada licenses, regulations under the Radiocommunication Act and in Industry Canada policies require Telesat Canada to be Canadian owned and controlled within the meaning of those regulations and various other provisions of Canadian telecommunications law and policy.

Industry Canada traditionally licensed satellite radio spectrum and associated orbital locations on a first-come, first-served basis. Currently, however, a competitive licensing process is employed for certain spectrum resources where it is anticipated that demand will likely exceed supply, including the licensing of fixed-satellite service (“FSS”) and broadcasting satellite service (“BSS”) orbital locations and associated spectrum resources. Authorizations are granted for the life of a satellite, although radio licenses (e.g., FSS licenses) are renewed annually. As a result of policy concerns about the continuity of service and other factors, there is generally a strong presumption of renewal provided license conditions are met.

The Canadian Government opened Canadian satellite markets to foreign-licensed satellite operators as part of its 1998 World Trade Organization (“WTO”) commitments to liberalize trade in basic telecommunications services, with the exception of direct-to-home (“DTH”) television services that are provided through FSS or DBS facilities. In September 2005, the Canadian Government revised its satellite-use policy to permit the use of foreign-licensed satellites for digital audio radio services in Canada. Further liberalization of the policy may occur and could result in increased competition in Canadian satellite markets. On June 13, 2007, Industry Canada announced that Telesat would be awarded five new licenses for Canadian satellite spectrum and rights to the related orbital positions. At that time, Industry Canada also announced that another Canadian-licensed satellite operator, Ciel, would be awarded seven new spectrum licenses.

The Telecommunications Act authorizes the CRTC to regulate various aspects of the provision of telecommunications services by Telesat Canada and other telecommunications service providers. Since the passage of the Act in 1993, the CRTC has gradually forborne from regulating an increasing number of services provided by regulated companies. As of March 1, 2000, coincident with the end of Telesat Canada’s FSS monopoly in Canada, the CRTC abandoned rate-of-return regulation of Telesat Canada’s FSS services and no longer requires it to file tariffs in respect of these services. Under the current regulatory regime, Telesat Canada has pricing flexibility subject to a price ceiling of CAD 170,000 per transponder per month on certain full period FSS services offered in Canada under minimum five-year arrangements. Telesat Canada’s DBS services offered within Canada are also subject to CRTC regulation, but have been treated as distinct from its fixed satellite services and facilities. To date, Telesat Canada has sought and received CRTC approval of customer agreements relating to the sale of capacity on all Nimiq DBS satellites, including the rates, terms and conditions of service set out therein. Section 28(2) of the Telecommunications Act provides that the CRTC may allocate satellite capacity to particular broadcasting undertakings if it is satisfied that the allocation will further the implementation of the broadcasting policy for Canada.

Telesat Canada was originally established by the Government of Canada in 1969, under the Telesat Act. As part of the Canadian government’s divestiture of its shares in Telesat Canada, pursuant to the Telesat Canada Reorganization and Divestiture Act (1991), or the Telesat Divestiture Act, Telesat Canada was continued on March 27, 1992 as a business corporation under the Canada Business Corporations Act, the Telesat Act was repealed and the Government sold its shares in Telesat Canada. Under the Telesat Divestiture Act, Telesat Canada remains subject to certain special conditions and restrictions. The Telesat Divestiture Act provides that no legislation relating to the solvency or winding-up of a corporation applies to Telesat Canada and that its affairs cannot be wound up unless authorized by an Act of Parliament. In addition, Telesat Canada and its shareholders and directors cannot apply for Telesat Canada’s continuation in another jurisdiction or dissolution unless authorized by an Act of Parliament.

United States Regulatory Environment

The Federal Communications Commission, or FCC, regulates the provision of satellite services to, from, or within the United States. Certain of Telesat Canada’s satellites are owned and operated through a US subsidiary and are regulated by the FCC.

Telesat has chosen to operate its US-authorized satellites on a non-common carrier basis, and consequently, it is not subject to rate regulation or other common carrier regulations enacted under the US Communications Act of 1934. Telesat Canada pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the FCC for interstate/international telecommunications, and Telesat Canada must contribute funds supporting the FCC’s Universal Service Fund, or USF, with respect to eligible United States telecom revenues on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is currently set at 10.2% for the first quarter of 2008. At the present time, the FCC does not assess USF contributions with respect to bare transponder capacity (space segment only agreements).

The FCC currently grants satellite authorizations on a first-come, first-served basis to applicants who demonstrate that they are legally, technically and financially qualified, and where the public interest will be served by the grant. There are no assurances that applications will be granted. Under licensing rules, a bond must be posted for up to $3 million when an FSS satellite authorization is granted. Some or the entire amount of the bond may be forfeited if there is failure to meet any of the milestones imposed under the authorization (including milestones for satellite construction, launch and commencement of operations). Under current licensing rules, the FCC will issue new satellite licenses for an initial 15-year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized satellite using the same frequencies. At the end of the 15 year term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions.

Telesat Canada has FCC authorization for one existing US-licensed satellite which operates in the Ku-band: Telstar 12 at 15° WL. In addition, Telesat Canada has FCC authorization for Telstar 11N which will operate as a US-licensed satellite in the Ku-band at 37.55° WL.

To facilitate the provision of FSS satellite services in C- and Ku-band frequencies in the United States market, foreign licensed operators can apply to have their satellites placed on the FCC’s Permitted Space Station List. Telesat Canada’s Anik Fl, Anik Fl-R, Anik F2, and Anik F3 satellites are currently on this list. The FCC Order placing Anik F2 on the list also approved Telesat Canada’s application to use Ka-band capacity on this satellite to provide two-way broadband communications services in the United States.

The United States made no WTO commitment to open its DTH, DBS or digital audio radio services to foreign competition, and instead indicated that provision of these services by foreign operators would be considered on a case-by-case basis, based on an evaluation of the effective competitive opportunities open to United States operators in the country in which the foreign satellite was licensed (i.e., an ECO-sat test) as well as other public interest criteria. While Canada currently does not satisfy the ECO-sat test in the case of DTH and DBS service, the FCC has found, in a number of cases, that provision of these services into the United States using Canadian-licensed satellites would provide significant public interest benefits and would therefore be allowed. United States service providers, Digital Broadband Applications Corp., DIRECTV and EchoStar, have all received FCC approval to access Canadian-authorized satellites under Telesat Canada’s direction and control in Canadian-licensed orbital locations to provide DTH-FSS or DBS service into the United States.

The approval of the FCC for the Telesat Canada transaction was conditioned upon compliance by Telesat Canada with commitments made to the Department of Justice, the Federal Bureau of Investigation, and the Department of Homeland Security relating to the availability of certain records and communications in the United States in response to lawful United States law enforcement requests for such access.

Regulation Outside Canada and the United States

Telesat Canada also operates satellites through licenses granted by countries other than Canada and the United States. The Brazilian national telecommunications agency, ANATEL, has authorized Telesat Canada, through its subsidiary, Telesat Brasil Capacidade de Satelites Ltda. (TBCS), to operate a Ku-band FSS satellite. The satellite, known as Telstar 14 or as Estrela do Sul 1, is operating at 63° WL pursuant to a Concession Agreement with ANATEL. The Concession was issued for a fifteen (15) year term that began on May 5, 1999, and is renewable for a second fifteen (15) year term. The Concession Agreement obligates TBCS to operate the satellite in accordance with Brazilian telecommunications law and contains provisions to enable ANATEL to levy fines for failure to perform according to the Concession terms. Brazil also has a Universal Service Fund (FUST) to subsidize the cost of telecommunications service in Brazil. The sale of “bare transponder capacity” in Brazil, however, which is TBCS’s primary business, is not considered a telecommunications service and revenues from such sales are not assessable for contributions to the fund. TBCS is also our legal representative for sale of capacity on Telstar 12 in Brazil. Any Brazilian entity that wishes to lease Telstar 12 capacity must lease it from TBCS and remit payment in Brazil.

Pursuant to agreements with APT Satellite Holdings Limited (APT), Telesat Canada, through its subsidiary Telesat Asia Pacific Satellite (HK) Limited, has the fully-paid right to use and sublease the capacity of Telstar 10 (except for one C-band transponder). Telstar 10 is operated by APT which has been granted the right to use the 76.5° EL orbital location by the Government of Hong Kong, People’s Republic of China. Telesat Canada, through its subsidiary Telesat Satellite LP, owns Telstar 18, which operates at the 138° EL orbital location under an agreement with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga. APT is the direct interface with these regulatory bodies. Because Telesat Canada gained access to these orbital locations through a third party (APT), there is greater uncertainty with respect to its ability to maintain access to these orbital locations for replacement satellites.

In addition to regulatory requirements governing the use of orbital locations, most countries regulate transmission of signals to and from, their territory. Telesat Canada has landing rights in more than 140 countries worldwide.

International Regulatory Environment — International Telecommunication Union

The ITU is responsible for allocating the use by different countries of a finite number of orbital locations and radio frequency spectrum available for use by commercial communications satellites. The ITU Radio Regulations set forth the processes that governments must follow to apply for and secure rights to use orbital locations and the obligations and restrictions that govern such use. The ITU Radiocommunication Bureau (ITU-BR) is responsible for receiving, examining, tracking and otherwise managing the applications in the context of the rules set forth in the Radio Regulations. The process includes, for example, a “first in time, first in right” system for assigning rights to orbital locations and time limits for bringing orbital locations into use.

In accordance with the ITU Radio Regulations, as noted above, the Canadian and other governments have rights to use certain orbital locations and frequencies. These governments have in turn authorized Telesat Canada to use several orbital locations and radio frequencies in addition to those used by its current satellites. Under the ITU Radio Regulations, Telesat Canada must begin using these orbital locations and frequencies within a fixed period of time, or the governments in question would lose their priority rights and the orbital location and frequencies likely would become available for use by another satellite operator.

The ITU Radio Regulations also govern the process used by satellite operators to coordinate their operations with other nearby satellites, so as to avoid harmful interference. Under current international practice, satellite systems are entitled to protection from harmful radio frequency interference from all other satellite systems and other transmitters in the same frequency band only if the operator’s authorizing government registers the orbital location, frequency and use of the satellite system in the ITU’s Master International Frequency Register, or MIFR. Each member state is required to give notice of, coordinate and register its proposed use of radio frequency assignments and associated orbital locations with the ITU-BR. This ensures that there is an orderly process to accommodate each country’s orbital location needs.

Once a member state has advised the ITU-BR that it desires to use a given frequency at a given orbital location, other member states notify that state and the ITU-BR of any use or intended use that would conflict with the original proposal. These nations are then obligated to negotiate with each other in an effort to coordinate the proposed uses and resolve interference concerns. If all outstanding issues are resolved, the member state governments so notify the ITU-BR, and the frequency use is registered in the MIFR. Following this notification, the registered satellite networks are entitled under international law to interference protection from subsequent or nonconforming uses. A state is not entitled to invoke the protections in the ITU Radio Regulations against harmful interference if that state decided to operate a satellite at the relevant orbital location without completing the coordination and notification process.

In the event disputes arise during the coordination process or thereafter, the ITU Radio Regulations do not contain a mandatory dispute resolution mechanism or an enforcement mechanism. Rather, the rules invite a consensual dispute resolution process for parties to reach a mutually acceptable agreement. Neither the rules nor international law provide a clear remedy for a party where this voluntary process fails. Some of Telesat Canada’s satellites have been coordinated and registered in the MIFR and therefore enjoy priority over all later-filed requests for coordination and any non-conforming uses. In other cases, entry into the MIFR is still pending. While the ITU Radio Regulations, however, set forth procedures for resolving disputes, as a practical matter, there is no mandatory dispute resolution and no mechanism by which to enforce an agreement or entitlement under the rules.

Although non-governmental entities, including Telesat Canada, participate at the ITU, only national administrations have full standing as ITU members. Consequently, Telesat Canada must rely on the government administrations of Canada, the United States, Brazil, Tonga, China and the United Kingdom (respectively, Industry Canada, the FCC, ANATEL, the Tonga administration, OFCOM and MII through APT) to represent its interests in those jurisdictions, including filing and coordinating orbital locations within the ITU process with the national administrations of other countries, obtaining new orbital locations and resolving disputes through the consensual process provided for in the ITU’s rules.

PATENTS AND PROPRIETARY RIGHTS

Satellite Manufacturing

SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 190 patents in the United States and has applications for six patents pending in the United States. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspection technology. The SS/L patents that are currently in force expire between 2008 and 2024.

Satellite Services

Telesat Canada has 13 patents, all in the United States. These patents expire between 2016 and 2021. Telesat Canada also has 10 patents pending, of which five are in the United States and three are in Canada.

There can be no assurance that any of the foregoing pending patent applications will be issued. Moreover, there can be no assurance that infringement of existing third party patents has not occurred or will not occur. Additionally, because the U.S. and Canadian patent application process is confidential, there can be no assurance that third parties, including competitors, do not have patents pending that could result in issued patents which we or Telesat Canada would infringe. In such event, to obtain a license from a patent holder, royalties would have to be paid, which would increase the cost of doing business. Moreover, in the case of SS/L, it would be required to refund money to customers for components that are not useable as a result of such infringement or redesign its products in a manner to avoid infringement. SS/L may also be required under the terms of its customer contracts to indemnify its customers for related damages.

RESEARCH AND DEVELOPMENT

Satellite Manufacturing

SS/L’s research and development expenditures involve the design, experimentation and the development of space and satellite products. Research and development costs are expensed as incurred. SS/L’s research and development costs were $37 million for 2007, $20 million for 2006 and $7 million and $5 million for the periods January 1, 2005 to October 1, 2005 and from October 2, 2005 to December 31, 2005, respectively, and are included in selling, general and administrative expenses.

Satellite Services

Telesat Canada’s research and development expenditures are incurred for the design, experimentation and development of space and satellite products. This also includes the development of new satellite applications for both broadcast and enterprise services segments. Over the last several years, Telesat Canada has undertaken test trials to provide telecommunication services and applications to remote and under-served areas, to evaluate and develop broadband group technologies and to study advanced satellite system designs. It continues to research HDTV technology and evaluate technology on behalf of the World Broadcast Union. As a result, Telesat Canada has established an international reputation as a leader in both broadband and broadcast technologies and applications. Telesat Canada’s research and development expenditures for the two month period ended December 31, 2007 were approximately $500,000.

FOREIGN OPERATIONS

Loral’s sales to foreign customers, primarily in Asia, Europe, Canada and Mexico represented 20%, 13%, 14% and 18% of our consolidated revenues for the years ended December 31, 2007 and 2006, for the period from October 2, 2005 to December 31, 2005 and for the period from January 1, 2005 to October 1, 2005, respectively.

Satellite Manufacturing

SS/L’s sales to foreign customers, primarily in Asia, Europe, Canada and Mexico, represented 16%, 6%, 8% and 9% of SS/L revenues for the years ended December 31, 2007 and 2006, for the period from October 2, 2005 to December 31, 2005 and for the period from January 1, 2005 to October 1, 2005 , respectively. As of December 31, 2007 and 2006, substantially all of our long-lived assets were located in the United States. See Item 1A — Risk Factors below for a discussion of the risks related to operating internationally. See Note 18 to the consolidated financial statements for detail on our domestic and foreign sales.

Satellite Services

Telesat Canada’s sales to non-U.S. customers, primarily in Canada, Asia, Europe and Latin America represented 69% of its consolidated revenues for the two month period ended December 31, 2007. At December 31, 2007, substantially all of its long-lived assets were located outside of the United States, primarily in Canada, with the exception of in-orbit satellites.

EMPLOYEES

As of December 31, 2007, Loral had approximately 2,140 full-time employees and approximately 200 contract employees, none of whom are subject to collective bargaining agreements. Almost all of the foregoing employees are employed in the satellite manufacturing segment. We consider our employee relations to be good.

As of December 31, 2007, Telesat Canada had 624 full-time employees, approximately 3% of whom are subject to collective bargaining agreements. Telesat Canada considers its employee relations to be good.

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

I.	Financial and Telesat Canada Investment Risk Factors

We emerged from Chapter 11 in 2005 and have had a history of losses.

Since emerging from bankruptcy, we have had a history of losses and expect such losses to continue in the near term. We incurred net losses of approximately $87 million (not including the gain on the contribution of Loral Skynet to Telesat Canada and related derivative gains of $194 million, and the tax effect of $78 million), $23 million, $15 million and $59 million (not including the gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion and the related interest expense of $13 million and a tax benefit of $15 million) for the years ended December 31, 2007 and 2006, for the period from October 2, 2005 to December 31, 2005 and for the period from January 1, 2005 to October 1, 2005, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that Loral will achieve profitability in the near future.

While we ended December 31, 2007 with over $300 million of cash, we have significant projected cash requirements that will substantially reduce our cash position.

While we had $315 million of available cash and cash equivalents and $24 million of restricted cash as of December 31, 2007, our operations, working capital requirements, planned capital expenditures, tax payments primarily relating to the Telesat Canada transaction and strategic investments are projected to consume substantially all of that cash by year end 2008. We will be required to obtain new financing, either in the form of debt or equity, to increase our cash availability. In light of current market conditions, there can be no assurance that we will be able to obtain such financing on favorable terms, if at all. If we are not successful in obtaining such financing, our ability to manage unforeseen cash requirements, to meet contingencies and to fund growth opportunities will be materially and adversely affected. In the past, our ability to obtain satellite contract awards has depended in part on our ability to provide vendor financing to or to make investments in our customers. If we can no longer continue to do so because of our cash constraints, SS/L’s business will be materially and adversely affected.

We are a holding company with no operations; we are dependent on cash flow from our operating subsidiaries and affiliates to meet our financial obligations.

Loral Space & Communications Inc. is a holding company with three primary assets, its equity interests in its wholly-owned subsidiary, SS/L, and its affiliates, Telesat Canada and XTAR. We have no independent operations or operating assets. The ability of SS/L, Telesat Canada and XTAR to make payments or distributions to us, whether as dividends or as payments under applicable management agreements or otherwise, will depend on their operating results, including their ability to satisfy their own cash flow requirements and obligations including, without limitation, their debt service obligations. Moreover, covenants contained in the loan agreements and other debt instruments of Telesat Canada impose substantial limitations on its ability to remit funds to us. Even if the applicable loan covenants would permit Telesat Canada to pay dividends to us, we will not have the ability to cause Telesat Canada to do so. See below “While we own 64% of Telesat Canada on an economic basis, we own only 33 1/3% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors.” Likewise, any dividend payments by XTAR would require the prior consent of our Spanish partner in the joint venture.

While we are earning a management fee of $5 million a year from Telesat Canada, this amount represents a substantial reduction from the approximately $10 million in management fees and reimbursement of allocated corporate overhead costs that Loral Skynet paid to us in 2006, the last full calendar year prior to the closing of the

Telesat Canada transaction. Telesat Canada’s loan documents permit this management fee from Telesat Canada to be paid to us only in the form of notes, with such fee becoming payable in cash only at such time that Telesat Canada meets certain financial performance criteria set forth in the loan documents, which criteria we do not expect Telesat Canada to be able to meet in the near term.

While we own 64% of Telesat Canada on an economic basis, we own only 33 1/3% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors.

Because of Canadian foreign ownership restrictions, while we own 64% of the economic interests of Telesat Canada, we hold only 33 1/3% of its voting interests and cannot hold additional voting power in Telesat Canada absent a change in law. The governance and management of Telesat Canada is vested in its ten-member Board of Directors, comprised of three Loral appointed directors, three PSP appointed directors and four independent directors, two of whom also own Telesat Canada shares with nominal economic value and 30% and 6 2/3% of the voting interests for Telesat Canada directors, respectively. While we own a greater voting interest in Telesat Canada than any other single stockholder with respect to election of directors and we and PSP, which owns 30% of the voting interests for directors and 66 2/3% of the voting interests for all other matters, together own a majority of Telesat Canada’s voting power, circumstances may occur where our interests and those of PSP diverge or are in conflict. In that case, PSP, with the agreement of at least three of the four independent directors may, subject to veto rights that we have under Telesat Canada’s shareholders agreement, cause Telesat Canada to take actions contrary to our wishes. These veto rights are however, limited to certain extraordinary actions — for example, the incurrence of more than $100 million of indebtedness or the purchase of assets at a cost in excess of $100 million. Moreover, our right to block these actions under the shareholders agreement falls away if either (i) ownership or control, directly or indirectly by Dr. Mark H. Rachesky (President of MHR Fund Management LLC, or MHR, which, through its affiliated funds is our largest stockholder) of our voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of Loral’s board of directors over a consecutive two-year period.

Our equity investment in Telesat Canada may be at risk because Telesat Canada is highly leveraged.

At December 31, 2007, Telesat Canada had outstanding indebtedness of CAD 2.9 billion and additional borrowing capacity of CAD 271 million under its revolving facility and its term loan facilities, based on a U.S. dollar/Canadian dollar exchange rate of $1.00/CAD .9881. Approximately CAD 2.2 billion of this total borrowing capacity is secured debt that is secured by substantially all of the assets of Telesat Canada. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat Canada. The agreements governing this indebtedness impose, and future financing agreements entered into by Telesat Canada are likely to impose, operating and financial restrictions on its activities. These restrictions on Telesat Canada’s ability to operate its business could seriously harm Telesat Canada’s business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat Canada.

All of Telesat Canada’s indebtedness at December 31, 2007 bears interest at variable rates. If market interest rates were to rise, this would result in higher debt service requirements. To alleviate a portion of this risk, Telesat Canada has entered into interest rate swaps converting $600 million of its floating U.S. dollar debt and CAD 630 million of its Canadian dollar debt into fixed rate debt for periods extending into 2010 and 2011. Telesat Canada also plans to convert its bridge loan facilities into fixed rate securities in 2008. There can be no assurance, however, that it will be able to do so.

A breach of the covenants contained in any of Telesat Canada’s loan agreements, including without limitation, a failure to maintain the financial ratios required under such agreements, could result in an event of default. If an event of default were to occur, the lenders would be able to accelerate repayment of the related indebtedness, and it may also trigger a cross default under other Telesat Canada indebtedness. If Telesat Canada is unable to repay its secured indebtedness when due (whether at the maturity date or upon acceleration as a result of a default), the lenders will have the right to proceed against the collateral granted to them to secure such indebtedness, which consists of substantially all of the assets of Telesat Canada and its subsidiaries. Telesat Canada’s ability to make payments on, or repay or refinance its debt, will depend largely upon its future operating performance. In the event that Telesat Canada is not able to service its indebtedness, there would be a material adverse effect on the value of our equity investment in Telesat Canada.

Telesat Canada also has CAD 141 million of 7% senior preferred stock that may be redeemed by the holders thereof commencing October 31, 2019, which preferred stock enjoys rights of priority over the Telesat Canada equity securities held by us.

There can be no assurance that Telesat Canada will be able to fully implement planned cost savings, which will adversely affect our investment.

In arriving at the purchase price that we agreed to pay for Telesat Canada, we assumed that we would be able to implement a significant reduction in costs by combining the operations of Telesat Canada and Loral Skynet. Achieving the anticipated benefits of the Telesat Canada transaction will depend in part upon whether Telesat Canada and Loral Skynet can integrate their businesses in an efficient and effective manner. There can be no assurance that this integration will be successful. A failed integration would likely result in a material adverse effect on Telesat Canada’s results of operations, business prospects and financial condition, which in turn would have a material adverse effect on us.

Certain asset sales by Telesat Canada may trigger material adverse tax consequences for us.

Upon completion of the Telesat Canada transaction, we deferred a tax gain of approximately $300 million arising from the contribution by Loral Skynet to Telesat Canada of substantially all of its assets and related liabilities. However, if Telesat Canada were to sell or otherwise dispose of substantially all of such contributed assets in a taxable transaction prior to November 1, 2012, we would be required to recognize this deferred gain with retroactive effect to 2007, resulting in additional tax liability to us of approximately $115 million plus interest. Telesat Canada has agreed that prior to November 1, 2012, without our prior consent, it will not dispose of assets having a value, whether individually or in the aggregate, in excess of $50 million if such disposition would, in our reasonable determination, result in an adverse tax consequence to us. If we were to exercise this veto right and prevent Telesat Canada from consummating such an asset sale, it may, however, adversely affect the value of our investment in Telesat Canada.

The Telesat Canada information in this report is based solely on information provided to us by Telesat Canada.

Because we do not control Telesat Canada, we do not have the same control and certification processes with respect to the information contained in this report on our satellite services segment that we have for the reporting on our satellite manufacturing segment. We are also not involved in managing Telesat Canada’s day to day operations. Accordingly, the Telesat Canada information contained in this report is based solely on information provided to us by Telesat Canada and has not been separately verified by us.

Our U.S. dollar reporting of Telesat Canada’s financial results will be affected by volatility in the Canadian/U.S. dollar exchange rate.

Loral reports its investment in Telesat Canada in U.S. dollars while Telesat Canada reports its financial results in Canadian dollars. Loral reports its investment in Telesat Canada using the equity method of accounting. As a result, Telesat Canada’s results of operations will be subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar will affect how the financial results as they relate to Telesat Canada are reported in our financial statements.

We may in the future incur significant additional indebtedness, thereby making us more vulnerable to adverse developments.

There are currently no restrictions on the ability of SS/L to incur additional indebtedness, and while the terms of the February 2007 Loral preferred stock financing currently and may in the future effectively prohibit borrowing at the Loral parent company level, such limitations can be waived by MHR. As a result, we may be able to incur significant additional debt in the future. As discussed above, we will be seeking additional financing to increase our cash availability, which may take the form of new debt. If new debt is added, such indebtedness would impose restrictive covenants, which may include requirements to maintain certain financial ratios. If we incur significant additional indebtedness, we would be more vulnerable to, among other things, adverse changes in general economic, industry and competitive conditions.

XTAR has not generated sufficient revenues to meet all of its contractual obligations, which are substantial.

XTAR’s take-up rate in its service has been slower than anticipated. As a result, it has deferred certain payments owed to us, Hisdesat and Telesat Canada, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite. These lease obligations were $13.2 million in 2007, growing to $23 million per year in 2008 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite. As of December 31, 2007, XTAR’s lease payables to Hisdesat were $15.9 million. While Hisdesat has agreed to defer amounts owed to it under this lease agreement, XTAR’s lease obligations to Hisdesat, which will aggregate over $356 million over the life of the satellite, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these lease obligations, as well as payments of other amounts owed to Hisdesat and Telesat Canada in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these lease obligations will continue to accrue and grow, which may result in a material and adverse effect on our equity interests in XTAR.

Significant changes in discount rates, actual investment return on pension assets and other factors could affect our statement of operations, equity and pension contributions in future periods.

Our statement of operations may be positively or negatively affected by the amount of expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles (GAAP) in the United States of America require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The most significant year-end assumptions used to estimate pension or other postretirement expense for the following year are the discount rate, the expected long-term rate of return on plan assets and expected future medical inflation. In addition, we are required to make an annual measurement of plan assets and liabilities and at the time of the measurement, we may be required to take a significant charge to equity through a reduction to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Matters — Pensions and other employee benefits.” During 2007, there were no employer contributions required to be made to the pension plan. In September 2006, Loral made the minimum required contribution of $2.3 million and made an additional voluntary contribution to the pension plan of $25.2 million. The additional voluntary contribution was made to improve the funded status of the pension plan and to reduce future expected contributions. During 2008, based upon current estimates, we expect to contribute approximately $34 million to the qualified pension plan and expect to fund approximately $4 million for other employee post-retirement benefit plans. The amounts of our contributions in the future will depend, among other things, on the key economic factors underlying these assumptions.

II.	Segment Risk Factors

• Risk Factors Associated With Satellite Manufacturing

The satellite manufacturing market is highly competitive and fixed costs are high.

SS/L competes with several large, well-capitalized companies such as Lockheed Martin, Boeing and Orbital Sciences in the United States, Thales Alenia Space and EADS Astrium in Europe and Mitsubishi Electric Corp. in Japan, nearly all of which are larger and better capitalized than we are. SS/L may also face competition in the future from emerging low-cost competitors in India, Russia and China. The number of annual satellite manufacturing awards varies and is difficult to predict. In addition, U.S. satellite manufacturers must contend with export control regulations that put them at a disadvantage when competing for foreign customers. Moreover, as a result of our acquisition of Telesat Canada, SS/L may experience difficulty in obtaining orders from certain customers engaged in the satellite services business who compete with the combined Telesat Canada/Loral Skynet business. Our financial performance is dependent on SS/L’s ability to generate a sustainable order rate and to continue to increase its backlog. The satellite manufacturing industry has suffered from substantial overcapacity worldwide for a number of years, resulting in extreme competitive pressure on pricing terms and other material contractual terms, such as those allocating risk between the manufacturer and its customers. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reduced margins and increased assumptions of risk by SS/L.

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

SS/L’s major contracts are firm fixed-price contracts under which work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred. While cost savings under these fixed-price contracts result in gains to SS/L, cost increases result in reduction of margins or losses, borne solely by SS/L. Under such contracts, SS/L may receive progress payments, or it may receive partial payments upon the attainment of certain program milestones. If performance on these milestones is delayed, SS/L’s receipt of the corresponding payments will also be delayed. As the prime contractor, SS/L is generally liable to its customer for cost overruns, schedule delays and other non-performance by SS/L’s suppliers, which may be largely outside of its control.

Non-performance can increase costs and subject SS/L to damage claims from customers and termination of the contract for SS/L’s default. A failure by SS/L to deliver a satellite to its customer by the specified delivery date, which may result from factors beyond SS/L’s control, such as delayed performance or non-performance by its subcontractors or failure to obtain necessary governmental licenses for delivery, would also be harmful to SS/L. As a general matter, in such event, SS/L’s failure to deliver beyond any contractually provided grace period would result in the incurrence of liquidated damages by SS/L, which may be substantial, and if SS/L is still unable deliver the satellite upon the end of the liquidated damages period, the customer will generally have the right to terminate the contract for default. If a contract is terminated for default, SS/L would be liable for a refund of customer payments made to date, and could also have additional liability for excess re-procurement costs and other damages incurred by its customer, although SS/L would own the satellite under construction and attempt to recoup any losses through resale to another customer. A contract termination for default could have a material adverse effect on SS/L and us.

In addition, many of SS/L’s contracts may be terminated at will by the customer or the prime contractor. In the event of such a termination, SS/L is normally entitled to recover the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for profit or an adjustment for loss, depending on whether completion of the project would have resulted in a profit or loss.

Moreover, some of SS/L’s contracts require SS/L to provide vendor financing to its customers or, more customarily, for customers to pay a portion of the purchase price for the satellite over time subject to performance of the satellite, i.e., orbital payments, or a combination of these terms. In some cases, these arrangements are provided to customers that are start-up companies or companies in the early stages of building their businesses. As of December 31, 2007, SS/L had recorded orbital receivables of $135 million, of which $25 million was from start-up or early stage companies. There can be no assurance that these companies or their businesses will be successful and, accordingly, that they will be able to fulfill their payment obligations under their contracts with SS/L.

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

Most of SS/L’s satellite manufacturing contracts provide that some of the total price is contingently payable as “incentive” payments earned over the life of the satellite, subject to satellite performance. SS/L generally does not insure for these incentive payments (also known as orbital payments) and in some cases agrees with its customers not to insure them.

SS/L records the present value of orbital payments as revenue during the construction of the satellite. SS/L generally receives the present value of these incentive payments if there is a launch failure or a failure caused by customer error. SS/L forfeits some or all of these payments, however, if the loss is caused by satellite failure or as a result of its own error. As of December 31, 2007, SS/L had orbital receivables of $135 million to be received over 15 years from launch. Since these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. See above “SS/L’s contracts are subject to adjustments, cost overruns, risk of non-payment and termination.”

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

Some satellites built by SS/L, including three satellites operated by Telesat Canada, have experienced minor losses of power from their solar arrays.

Twenty-three satellites built by SS/L have experienced minor losses of power from their solar arrays. There can be no assurance that one or more will not experience an additional power loss that could lead to a loss of transponder capacity and performance degradation. A partial or complete loss of a satellite could result in an incurrence of warranty payments by, or a loss of orbital incentive payments to, SS/L. SS/L has instituted remedial measures that it believes will prevent similar anomalies from occurring on satellites under construction or in development. For further details see Note 17 to the consolidated financial statements.

Some satellites built by SS/L have the same design as another SS/L-built satellite that has experienced a partial failure.

In November 2004, Intelsat Americas 7, an SS/L-built satellite, experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. Four other satellites manufactured by SS/L for other customers have designs similar to Intelsat Americas 7 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in an incurrence of warranty payments by SS/L aggregating up to $6 million.

We are subject to export control and economic sanctions laws, which may result in delays, lost business and additional costs.

SS/L is required by the U.S. State Department to obtain licenses and enter into technical assistance agreements to export satellites and related equipment, and to disclose technical data to foreign persons. In addition, if a satellite project involves countries, individuals or entities that are the subject of U.S. economic sanctions, which we refer to here as Sanctions Targets, or is intended to provide services to Sanctions Targets, licenses or other approvals from the U.S. Treasury Department’s Office of Foreign Assets Control or OFAC, may be required. The delayed receipt of or the failure to obtain the necessary U.S. Government licenses, approvals and agreements may prohibit entry into or interrupt the completion of a satellite contract by SS/L and could lead to a customer’s termination of a contract for SS/L default, monetary penalties and/or the loss of incentive payments. We have in the past failed to obtain the export licenses necessary to deliver satellites to our Chinese customers.

Some of our customers and potential customers, along with insurance underwriters and brokers, have raised concerns that U.S. export control laws and regulations excessively restrict their access to information about the satellite during construction and on-orbit. OFAC licensing requirements for transfers of controlled technical data to customers or operators whose minority investors include Sanctions Targets may also delay or restrict our ability to contract with such groups. OFAC prohibitions against the exportation of services to Sanctions Targets or the “facilitation” of third-country nationals’ transactions with Sanctions Targets may also limit certain business opportunities. To the extent that our non-U.S. competitors are not subject to these export control or economic sanctions laws and regulations, they may enjoy a competitive advantage with foreign customers, and, to the extent that our foreign competitors continue to gain market share, it could become increasingly difficult for the U.S. satellite manufacturing industry, including SS/L, to recapture this lost market share. For example, one of our European competitors, Thales Alenia Space, is offering “ITAR-free” telecommunications satellites, that contain no components obtained from United States sources who are subject to the export limitations imposed by the U.S. ITAR regime. Customers concerned over the possibility that the U.S. government may deny the export license necessary for SS/L to deliver to them their purchased satellite, or the restrictions or delays imposed by the U.S. government licensing requirements even where an export license is granted, may elect to choose an “ITAR-free” satellite over an SS/L satellite. We are further disadvantaged by the fact that an “ITAR-free” satellite can be launched on the substantially cheaper Chinese Long March rocket, a rocket that, because of ITAR restrictions, is not available to SS/L or other suppliers subject to ITAR restrictions.

The recent trend toward industry consolidation in the satellite services industry may adversely affect us; we do not control satellite procurement decisions at Telesat Canada.

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

In the past, Loral Skynet has purchased all of its satellites from SS/L. We do not, however, control satellite procurement decisions at Telesat Canada, and there can be no assurance that Telesat Canada will purchase additional satellites from SS/L. Moreover, any decision relating to the enforcement of existing or future satellite contracts between Telesat Canada and SS/L will be made on arms length terms and, in certain cases, subject to approval by the disinterested directors of Telesat Canada.

The availability of qualified personnel and facility space may be limited; SS/L will incur significant costs to upgrade or expand its facility.

SS/L has won a number of satellite construction awards over the last few years and, as a result, its backlog has expanded significantly. In order to complete construction of all the satellites in backlog and to accommodate future growth, SS/L is modifying and expanding its existing manufacturing facilities and coordinating with third parties for additional high-bay satellite integration and test facilities. SS/L is seeking, under this expansion plan, to accommodate as many as 13 satellite awards per year depending on the complexity and timing of the specific satellites awarded and to provide greater in-house manufacturing of RF components and subassemblies. This expansion which includes the use of third party offsite capacity and the upgrading of existing SS/L satellite test operations and RF assembly and test operations, is estimated to require total incremental capital expenditures of approximately $30 million. There can be no assurance that SS/L will be able to hire enough employees with the requisite skills and training or acquire suitable facility space and, accordingly, SS/L may not be able to perform its contracts as efficiently as planned or grow its business to the planned level.

SS/L is subject to credit risks with respect to certain of its customers.

Historically, SS/L’s customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, however, SS/L has added commercial customers that are highly leveraged, as well as those in the development stage that are only partially funded. If these customers are unable to meet their payment obligations to SS/L under their construction contracts,

SS/L may be materially and adversely affected. To the extent that SS/L has provided vendor financing to such customers, its financial exposure is further increased.

SS/L relies on certain key suppliers whose failure or delay in performance would adversely affect us.

To build its satellites, SS/L relies on suppliers, some of whom are competitors of SS/L, to provide it with certain component parts. The number of suppliers capable of providing these components are limited, and in some cases, the supplier is in a sole source position based upon the unique nature of its product or customer requirement to procure components with proven flight heritage whenever possible. These suppliers are not all large, well-capitalized companies, and to the extent they were to experience financial difficulties, their ability to timely deliver to SS/L components that satisfy SS/L’s customer contractual specifications could be impaired. In the past, SS/L’s performance under its construction contracts with its customers has been adversely affected because of a supplier’s failure or delay in performance. As discussed above under “— SS/L’s contracts are subject to adjustments, cost overruns, risk of non-payment and termination,” a failure by SS/L to meet its contractual delivery requirements could well give rise to liquidated damage payments by SS/L and/or a customer’s termination of its construction contract with SS/L for default.

We face risks in conducting business internationally.

For the year ended December 31, 2007, approximately 16% of SS/L’s revenue was generated from customers outside of the United States. SS/L could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers that may be imposed on its services or by political and economic instability in the countries in which it conducts business. Almost all of SS/L’s contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay SS/L due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of SS/L customers to pay in U.S. dollars. If SS/L needs to pursue legal remedies against its foreign business partners or customers, it may have to sue them abroad where it could be difficult for SS/L to enforce its rights.

• Risk Factors Associated With Satellite Services

Telesat Canada derives a substantial amount of its revenues from only a few of its customers. A loss of one or more of these major customers, or a material adverse change in any of such customer’s business, could materially reduce its revenues and backlog.

Telesat Canada’s top five customers, which include Bell ExpressVu and Star Choice, account for 40% of its revenues for the period October 31, 2007 to December 31, 2007, and 83% of its backlog at December 31, 2007. Any of these major customers could refuse to renew their contracts or could seek to negotiate concessions. If its customers experience a downturn in their business, these customers may find themselves in financial difficulties or consolidate, which could result in their ceasing or reducing their use of Telesat Canada’s services or becoming unable to pay for services which they had contracted to buy. Additionally, Bell ExpressVu is a part of BCE. Since Telesat Canada is no longer affiliated with BCE, there can be no assurance that Bell ExpressVu will continue using Telesat Canada’s services after the expiration of its current contracts or continue to increase its use of Telesat Canada’s services consistent with its past practice. In addition, BCE has entered into a definitive agreement to be acquired by an investor group. Following its sale, BCE will also be highly leveraged, which may adversely affect its and its subsidiaries’ ability to perform their contractual obligations, including Bell ExpressVu’s payment obligations to Telesat Canada under its customer contracts. A loss of a major customer would have a material adverse effect on Telesat Canada’s results of operations, business prospects and financial condition, which would in turn adversely affect us.

Launch delays or failures may result in delays in operations.

Delays in launching satellites are not uncommon and result from construction delays, the unavailability of appropriate launch vehicles, launch failures and other factors. Delays in satellite launches would result in delays in Telesat Canada’s revenues, could affect plans to replace an in-orbit satellite prior to the end of its useful life, could result in the expiration or cancellation of launch insurance, could result in the loss of orbital slot rights and may result in termination of its customer contracts. Upon such termination, Telesat Canada would be required to refund any prepayments made to it by its terminating customers, which in the case of its major customers, may be substantial.

Satellite launches are risky, and some launch attempts have ended in complete or partial failure. A significant delay or launch failure of a Telesat Canada satellite may have a material adverse effect on Telesat Canada’s results of operations, business prospects and financial condition, which in turn would have a material adverse effect on our results and condition.

For example, the March 15, 2008 failure of a Proton rocket to lift its satellite payload to the appropriate orbit will cause a delay in the planned launch of the Nimiq 4 satellite, originally scheduled to be launched on a Proton rocket in mid-2008. The launch of Nimiq 5, which had been planned for the second half of 2009, may likewise also be delayed as a result of this launch failure. These launch delays will adversely affect Telesat Canada’s financial performance for 2008 and potentially 2009 and 2010 and will defer the backlog run-off previously anticipated. It is not possible to quantify the impact of these delays until more information about the Proton failure and the resumption of the launch schedule becomes available.

After launch, satellites remain vulnerable to in-orbit failures which may result in reduced revenues and profits and other financial consequences.

Satellites utilize highly complex technology and operate in the harsh environment of space and therefore are subject to significant operational risks while in orbit. In-orbit damage to or loss of a satellite before the end of its expected life results from various causes, some random, including component failure, degradation of solar panels, loss of power or fuel, inability to maintain the satellite’s position, solar and other astronomical events and space debris.

Some of Telesat Canada’s satellites have had malfunctions and other anomalies, and in certain cases are currently operating using back-up components because of the failure of their primary components. If the back-up components fail, however, and Telesat Canada is unable to restore redundancy, these satellites could lose capacity or be total losses. Any single anomaly or series of anomalies or other failure could cause Telesat Canada’s revenues, cash flows and backlog to decline materially, could require it to recognize an impairment loss and could require Telesat Canada to expedite its satellite replacement program, affecting its profitability and increasing its financing needs. It could also require Telesat Canada to repay prepayments made by customers of the affected satellite. It could also result in a customer terminating its contract for service on the affected satellite. If the affected satellite involves one of Telesat Canada’s major customers, there could be a material adverse effect on Telesat Canada’s operations, prospects, results and financial condition, which in turn would adversely affect us.

It may be difficult to obtain full insurance coverage for satellites that have, or are part of a family of satellites that has, experienced problems in the past; moreover, not all satellite-related losses will be covered by insurance.

Telesat Canada’s satellite insurance does not protect it against all satellite-related losses. For example, satellite insurance will not protect it against business interruption, lost revenues or delay of revenues. Telesat Canada also does not have in-orbit insurance coverage for all of the satellites in its fleet. Telesat Canada’s existing launch and in-orbit insurance policies include, and future policies are expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage arising from acts of war and other exclusions then customary in the industry. In addition, they typically exclude coverage for health-related problems affecting satellites that are known at the time the policy is written. To the extent Telesat Canada experiences a launch or in-orbit failure that is not fully insured, or for which insurance proceeds are delayed or disputed, it may not have sufficient resources to replace the affected satellite.

Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. The loss of a satellite may have a material adverse effect on Telesat Canada’s results of operations, business prospects and financial condition, which may not be adequately mitigated by insurance coverage.

Telesat Canada competes for market share, customers and orbital slots.

A trend toward consolidation of major FSS providers has resulted in the creation of global competitors which are substantially larger than Telesat Canada in terms of both the number of satellites they have in orbit as well as in terms of their revenues. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, and may have greater flexibility to restore service to their customers in the event of a partial or total failure. Telesat Canada also faces competition from regional operators, which may enjoy competitive advantages in their local markets. Telesat Canada’s affiliation with us may also adversely affect its ability to compete for certain contracts, especially in its consulting services business. In addition, Telesat Canada competes for local regulatory approval in places where more than one provider may want to operate and for scarce frequency assignments and fixed orbital positions.

Telesat Canada’s business is also subject to competition from ground based forms of communications technology. For many point-to-point and other services, the offerings provided by terrestrial companies can be more competitive than the services offered via satellite. New technology could also render satellite-based services less competitive by satisfying consumer demand in other ways. Telesat Canada’s failure to compete effectively would result in, among other things, a loss of revenue and a decline in profitability, and a decrease in the value of its business.

Changes in the Canadian competitive environment could adversely affect Telesat Canada.

A substantial portion of Telesat Canada’s business is expected to continue in the Canadian domestic market. This market is characterized by increasing competition and rapid technological development among satellite providers. The Canadian regulatory framework has always required the use of Canadian-licensed satellites for the delivery of DTH programming in Canada. It is possible that this framework could change and allow non-Canadian satellite operators to compete for future business from DTH customers, which constitute some of Telesat Canada’s major customers.

Industry Canada, the Canadian telecommunications authority, has authorized Telesat Canada to operate at a number of orbital locations. Recently, however, Industry Canada has announced that it plans to award a significant number of licenses to a new Canadian satellite provider, Ciel Satellite Group, including licenses to spectrum suitable for providing a variety of satellite services to Canadian customers. Increased competition in Canada may adversely affect Telesat Canada’s access rights to certain Canadian orbital locations, which in turn could adversely affect Telesat Canada’s results of operations, business prospects and financial condition.

Telesat Canada operates in a highly regulated industry and government regulations may adversely affect its business.

Telesat Canada is subject to the laws of Canada and the United States and the telecommunications regulatory authorities of the Canadian government, primarily the Canadian Radio-television and Telecommunications Commission, or CRTC, and Industry Canada, as well as those of the United States government, primarily the Federal Communications Commission, or FCC, the International Telecommunications Union, or the ITU, the European Union, Brazil, China and Isle of Man. It is also subject to the laws and regulations of other countries to, from or within which it provides services. Regulatory authorities can modify, withdraw or impose charges or conditions upon, or deny or delay action on applications for, the licenses Telesat Canada needs for its business, including its access rights to orbital positions. Countries or regulatory authorities may adopt new laws, policies or regulations, change their interpretation of existing laws, policies or regulations or otherwise take actions in a manner that could adversely affect Telesat Canada’s operations or revenues.

To prevent frequency interference, the regulatory process requires potentially lengthy and costly negotiations with third parties who operate or intend to operate satellites at or near the locations of Telesat Canada satellites. These negotiations have resulted in financial concessions in the past and there can be no assurance that such concessions may not be required in the future. The failure to reach an appropriate arrangement with a third party having priority rights at or near one of its orbital slots may result in substantial restrictions on the use and operation of its satellite at that location. In addition, while the ITU rules require later-in-time systems to coordinate with it, there can be no assurance that other operators will conduct their operations so as to avoid transmitting any signals that would cause harmful interference to the operation of Telesat Canada’s satellites.

Failure to successfully coordinate Telesat Canada’s satellites’ frequencies or to resolve other required regulatory approvals could have an adverse effect on its financial condition, as well as on the value of its business, which would in turn adversely affect us.

Telesat Canada’s ability to replace two of its satellites is subject to additional risk and cannot be assured.

In addition to the risks with respect to Telesat Canada’s ability to renew its licenses to orbital locations discussed above, there are also specific risks with respect to it being able to replace Telstar 10 and Telstar 18. Telesat Canada operates Telstar 10 and Telstar 18 pursuant to agreements with a third party that has licenses to use orbital locations controlled by China and Tonga, respectively. Although its agreements with this third party provide it with renewal rights with respect to replacement satellites, there can be no assurance that renewal rights will be granted. Should Telesat Canada be unsuccessful in obtaining renewal rights for either or both of the orbital locations, because of the control over the orbital locations exercised by foreign governments, or Telesat Canada otherwise fails to enter into agreements with the third party with respect to such replacement satellites, all revenue obtained from the affected satellite or satellites would cease. This could result in a material adverse effect on Telesat Canada’s results and financial condition, which would in turn adversely affect us.

III. Other Risks

We were late with the filing of our 2007 Form 10-K; our ability to file our future financial reports on a timely basis will depend on correcting our material weakness related to income tax accounting, as well as the timely delivery by Telesat Canada of its financial statements.

We were unable to file our Annual Report on Form 10-K for the year ended December 31, 2007 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, by the required date, even after giving effect to the 15-day extension period granted under Rule 12b-25. This failure was due to a material weakness in our internal control over financial reporting as of December 31, 2007 related to income tax accounting. Specifically, we did not maintain adequate processes and a sufficient number of technically qualified personnel to facilitate the timely resolution of issues associated with our income tax closing process primarily relating to the Telesat Canada transaction. We are evaluating the appropriate steps we will need to take to remedy this material weakness, which if uncorrected, could result in late filings of future financial reports. Timely filings of our future Exchange Act reports are also dependent on Telesat Canada’s ability to complete its financial statements sufficiently in advance of our SEC reporting deadlines in order for us to incorporate Telesat Canada’s results in our financial statements. There can be no assurance that it will be able to do so.

The late filing of our 2007 Annual Report on Form 10-K has triggered a NASDAQ staff determination that our common stock is subject to delisting. The delisting action has been stayed pending a hearing we requested, which is scheduled for May 8, 2008. While there can be no assurance that NASDAQ will grant our request for continued listing, we expect that the filing of this Form 10-K will be sufficient to avoid the delisting of our common stock. The late filing has also adversely affected our eligibility to use the Form S-3 for registration of our securities with the Securities and Exchange Commission. Use of that Form requires, among other things, that the issuer be current in its reports under the Exchange Act for at least twelve months. If we are unable to use Form S-3, we will have to meet more demanding requirements to register our securities, so it will be more difficult for us to effect public offering transactions, and our range of available financing alternatives could be narrowed.

If we are unable to remedy the deficiencies identified above and timely file our Quarterly Report on Form 10-Q for the first quarter of 2008 and subsequent Exchange Act reports, our common stock could be delisted from NASDAQ, which would have a material adverse effect on its liquidity and value.

We share control of our affiliates with third parties.

We share control of our affiliates with third parties and as a result we do not have control over management of these entities. For example, Hisdesat enjoys substantial approval rights in regard to XTAR, our X-band joint venture. While we own 64% of the participating shares of Telesat Canada, we own only 33 1/3% of the voting power. The rights of these third parties and fiduciary duties under applicable law could result in others acting or failing to act in ways that are not in our best interest. While these entities are or have been customers of SS/L, due to this shared control and the fiduciary duties of the boards of these entities, there can be no assurance that these entities will continue to be customers of SS/L, and SS/L does not expect to do business with these entities on other than fair and competitive terms.

We rely on key personnel.

We need highly qualified personnel. Michael Targoff, our chief executive officer, has an employment contract expiring in December 2010. We do not maintain “key man” life insurance. The departure of any of our key executives could have an adverse effect on our business.

MHR may be viewed as our controlling stockholder and may have conflicts of interest with us in the future.

As of December 31, 2007, various funds affiliated with MHR held all issued and outstanding shares of Loral Series-1 Preferred Stock (issued in February 2007) which, if converted to common stock, would represent, when taken together with holdings by MHR and/or its affiliated funds of common stock of Loral at such time, approximately 57.3% of the common stock of Loral. However, the terms of the preferred stock are designed so that, prior to certain change of control events of Loral, any shares of common stock issuable to MHR and/or its affiliated funds upon conversion of such preferred stock, when taken together with holdings by MHR and/or its affiliated funds of common stock of Loral at such time, will not represent more than 39.999% of the aggregate voting power of the securities of Loral. Various funds affiliated with MHR held, as of December 31, 2007 and 2006, approximately 35.4% and 35.9%, respectively of the outstanding common stock of Loral. As of March 2008, representatives of MHR occupy three of the nine seats on our board of directors (seven of which are currently occupied) and have the right under the terms of the Loral preferred stock financing, which it has not exercised to date, to appoint an additional director to our Board. In addition, one of our other directors was selected by the creditors’ committee in our Chapter 11 Cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, in the event that either (i) ownership or control, directly or indirectly, by Mark H. Rachesky, President of MHR, of our voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period, we will lose our veto rights relating to certain actions by Telesat Canada. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat Canada, including a right to cause Telesat Canada to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat Canada, to cause the sale of Telesat Canada and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

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

As of December 31, 2007, we had federal net operating loss carryforwards, or NOLs, of approximately $554 million and state NOLs of various amounts that are available to offset future taxable income (see Notes 3 and 12 to the consolidated financial statements for a description of the accounting treatment of such NOLs). As our reorganization on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these NOLs, as well as certain other tax attributes existing at such effective date, is subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests beyond certain thresholds by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests (whether common or preferred), as determined on any applicable testing date. We would, however, be adversely affected by an additional “ownership change” only if at the time of such change, our total equity value multiplied by the federal applicable long-term tax exempt rate was less than $32.6 million.

There is a thin trading market for our common stock.

Our common stock was first issued and listed on the NASDAQ National Market in December 2005. Trading activity in our stock has generally been light, averaging approximately 73,000 shares per day for the year ended December 31, 2007. Moreover, over 50% of our common stock is effectively held by MHR and several other shareholders. If any of our significant shareholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, they have registration rights in respect of the securities they hold in Loral, including our common stock that would, if exercised, eliminate such restrictions.

The market for our stock could be adversely affected by future issuance of significant amounts of our common stock.

As of December 31, 2007, 20,292,746 shares of our common stock were outstanding. On that date, there were outstanding options to purchase 2,051,702 shares of our common stock, of which 1,376,214 were vested and exercisable and of which 675,488 will become vested and exercisable over the next two years. In addition, as of December 31, 2007, 628,004 shares of our common stock were available for future grants under our 2005 Stock Incentive Plan. Moreover, we may further amend our stock option plan in the future to provide for additional increases in the number of shares available for grant thereunder.

In connection with a stipulation entered into with certain directors and officers of Old Loral and a stipulation entered into with the plaintiffs in a purported class action lawsuit brought by participants in the 401(k) Savings Plan of Old Loral, certain claims aggregating $77 million may result in the distribution of our common stock in addition to the 20 million shares distributed under the Plan of Reorganization. For more detail about these stipulations, see Note 17 to the consolidated financial statements.

Based on the initial conversion price of $30.1504 per share and assuming stockholder approval of the creation of the Class B non-voting common stock, the Series A-1 Loral convertible preferred stock and the Series B-1 Loral convertible preferred stock currently outstanding are convertible by its holders into 1,419,530 shares of common stock and 9,008,210 shares of Class B-1 non-voting common stock, respectively. We also intend to seek approval at a future stockholders meeting to increase our number of authorized shares of common stock from 40,000,000 shares to 60,000,000 shares.

Sales of significant amounts of our common stock to the public, or the perception that those sales could happen, could adversely affect the market for, and the trading price of, our common stock.

Litigation and Disputes

We are involved in a number of ongoing lawsuits.

We are involved in a number of lawsuits, details of which can be found in Note 17 to the consolidated financial statements. In addition, we are involved in a number of disputes which might result in litigation. If any of these lawsuits or disputes are decided against us it could have a material adverse affect on our financial condition and our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Corporate

We lease approximately 27,000 square feet of space for our corporate offices in New York.

Satellite Manufacturing

SS/L’s research, production and testing are conducted in SS/L-owned facilities covering approximately 564,000 square feet on 29 acres in Palo Alto, California. In addition, SS/L leases approximately 587,000 square feet of space on 39 acres from various third parties primarily in Palo Alto, Menlo Park and Mountain View, California. Management believes that the facilities for satellite manufacturing are sufficient for current operations, but SS/L is modifying and expanding the existing manufacturing facilities and coordinating with third parties for additional high-bay satellite integration and test facilities to accommodate potential growth.

Satellite Services

Telesat Canada’s primary satellite control center is located at its headquarters building in Ottawa, Ontario which consists of 259,000 square feet on 10 acres. This building is co-owned by Telesat Canada and a pension fund, each having a fifty percent (50%) interest as tenants-in-common. The pension fund’s interest in the building is leased by Telesat Canada until January 2009.

The Allan Park earth station, located northeast of Toronto, Ontario on 70 acres of land, houses a customer support center and a technical control center. This facility is also the back-up satellite control center and the main earth station complex. Allan Park’s role in Telesat Canada’s operations has expanded as a result of the closure of Loral Skynet’s satellite control center in Hawley, Pennsylvania and the planned closure of its VSAT and Internet services management center in Rockville, Maryland.

In addition to these facilities, Telesat Canada leases approximately 350,000 square feet for teleport, and satellite control operations and 160,000 square feet for administrative and sales offices.

Item 3.	Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 17 to the consolidated financial statements for this discussion.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price and Dividend Information

Loral has authorized 40 million shares of common stock, $0.01 par value per share, 20,292,746 of which are outstanding as of December 31, 2007. Subject to the preferences and other rights of the Loral Series-1 Preferred Stock, holders of shares of Loral common stock, and if and when authorized and issued, shares of the Class B non-voting common stock, are entitled to share equally, share for share in dividends when and as declared by the board of directors out of funds legally available for such dividends. If and when issued pursuant to the terms of the Loral Series-1 Preferred Stock, shares of the Series A-2 and Series B-2 preferred stock will have the right to participate in all dividends paid on Loral common stock on an as converted basis. Subject to the rights, powers and preferences of the Loral Series-1 Preferred Stock, and, if and when issued pursuant to the terms of the Series B-1 Preferred Stock, the Series B-2 preferred stock, upon a liquidation, dissolution or winding up of Loral, the assets of Loral available to stockholders will be distributed equally per share to the holders of Loral common stock, and if and when issued, the Series A-2 preferred stock and Class B non-voting common stock. Except as otherwise provided in the Restated Certificate of Incorporation or bylaws of Loral, each holder of Loral common stock is entitled to one vote in respect of each share of Loral common stock held of record on all matters submitted to a vote of stockholders. The holders of Loral common stock do not have any cumulative voting rights. Loral common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to Loral common stock. All outstanding shares of Loral common stock are fully paid and non-assessable.

Our common stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral common stock as reported on the NASDAQ National Market from January 1, 2006 through December 31, 2007.

	High	Low

Year ended December 31, 2007
Quarter ended December 31, 2007	$45.27	$31.67
Quarter ended September 30, 2007	50.42	34.83
Quarter ended June 30, 2007	51.82	44.50
Quarter ended March 31, 2007	53.10	39.00
Year ended December 31, 2006
Quarter ended December 31, 2006	$41.65	$25.96
Quarter ended September 30, 2006	29.60	24.16
Quarter ended June 30, 2006	29.55	25.74
Quarter ended March 31, 2006	29.01	23.76

(b)	Approximate Number of Holders of Common Stock

At March 1, 2008, there were 405 holders of record of our common stock.

(c)	Dividends

Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors. The terms of the Loral Series-1 Preferred Stock also restrict the Company’s ability to pay dividends on its common stock. Loral cannot pay any dividends on equity securities ranking either pari passu or junior to the Loral Series-1 Preferred Stock if it is then in default in respect of dividend payments on the Loral Series-1 Preferred Stock except that certain pro rata dividend payments on parity securities would be permitted. The Loral Series-1 Preferred Stock also provides that, for so long as at least one third of the shares of Series A Preferred Stock and Series B Preferred Stock issued at closing is still outstanding, unless there is then basket availability (determined based on Loral’s adjusted consolidated net income (as defined) and taking into account all prior restricted payments to date), the approval of a majority of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock, voting together as a single class, is required before Loral can pay dividends on its common stock. In addition, the terms of the Loral Series-1 Preferred Stock provide that, subject to certain exceptions (including for the sale of Loral Skynet assets in connection with the Telesat Canada transaction), following asset sales having an aggregate value in excess of $25 million (the “Asset Sale Trigger”), the Company may not pay dividends on its common stock if at the time of such payment the aggregate amount of such payment and all other restricted payments made since the Asset Sale Trigger would exceed 50% of the Company’s adjusted consolidated net income (as defined) accrued during the period commencing on the date of initial issuance of the Loral Series-1 Preferred Stock and ending at the end of the most recent fiscal quarter ended at least 45 days prior to the date of the dividend. To date, Loral has not paid any dividends on its common stock.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

See Note 13 to the consolidated financial statements for information regarding the Company’s stock compensation plan. Compensation information required by Item 11 will be presented in the Company’s 2008 definitive proxy statement which is incorporated herein by reference.

(e)	Comparison of Cumulative Total Returns

Set forth below is a graph comparing the cumulative performance of our common stock with the NASDAQ Composite Index, and the NASDAQ Telecommunications Index from November 21, 2005, the initial issue date of our common stock upon emergence from bankruptcy, to December 31, 2007. The graph assumes that $100 was invested on November 21, 2005 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.

Item 6.	Selected Financial Data

The following table sets forth our selected historical financial and operating data for the years ended December 31, 2007 and 2006, the period October 2, 2005 to December 31, 2005, the period January 1, 2005 to October 1, 2005 and each of the years ended December 31, 2004 and 2003.

For all periods presented in the statement of operations, income from continuing operations excludes the results of the North American satellites and related assets sold on March 17, 2004 to Intelsat, which have been accounted for as a discontinued operation and accordingly are presented separately in the consolidated selected financial data.

On August 1, 2005, the Bankruptcy Court entered its Confirmation Order confirming the Plan of Reorganization. On September 30, 2005, the FCC approved the transfer of FCC licenses from Old Loral to New Loral, which represented the satisfaction of the last material condition precedent to emergence from bankruptcy. We emerged from bankruptcy on November 21, 2005 and pursuant to SOP 90-7 we adopted fresh-start accounting as of October 1, 2005. Upon emergence, our reorganization enterprise value as determined by the Bankruptcy Court was approximately $970 million, which after reduction for the fair value of Loral Skynet’s 14% senior secured notes and the Loral Skynet preferred stock (see Notes 3, 10 and 13 to the consolidated financial statements), resulted in a reorganization equity value of approximately $642 million. This reorganization equity value was allocated to our assets and liabilities. Our assets and liabilities were stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization (see Note 4 to the consolidated financial statements). Our consolidated financial statements as of October 1, 2005 and for dates subsequent are not comparable in certain material respects to the historical consolidated financial statements for periods prior to that date.

References to the Predecessor Registrant refer to the period prior to October 2, 2005. References to the Successor Registrant refer to the period on and after October 2, 2005, after giving effect to the adoption of fresh-start accounting.

In connection with the Telesat Canada transaction, Loral, on October 31, 2007, transferred substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. Therefore, Loral Skynet has been excluded from the selected financial data subsequent to October 31, 2007.

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

LORAL SPACE & COMMUNICATIONS INC.
(In thousands, except per share data)

	Successor Registrant			Predecessor Registrant
			For the Period	For the Period
			October 2,	January 1,
			2005 to	2005 to
	Year Ended December 31,		December 31,	October 1,	Year Ended December 31,
	2007	2006	2005	2005	2004		2003
Statement of operations data:
Revenues	$882,454	$797,333	$197,165	$429,183	$522,127		$392,043
Operating income (loss) from continuing operations(1)	45,256	29,818	(4,945)	(67,095)	(214,345)		(388,873)
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	—	—	1,101,453 (2)	—		—
Income (loss) from continuing operations before income taxes, equity in net losses of affiliates and minority interest(3)	157,786	30,117	(5,395)	1,022,651	(207,852)		(368,355)
Income tax (provision) benefit	(83,457)	(20,880)	(1,752)	10,901	(13,284	)(4)	6,330
Income (loss) from continuing operations before equity in net losses of affiliates and minority interest	74,329	9,237	(7,147)	1,033,552	(221,136)		(362,025)
Equity in net (losses) income of affiliates(5)	(21,430)	(7,163)	(5,447)	(2,796)	46,654		(51,153)
Minority interest	(23,240)	(24,794)	(2,667)	126	135		20
Income (loss) from continuing operations	29,659	(22,720)	(15,261)	1,030,882	(174,347)		(413,158)
(Loss) income from discontinued operations, net of taxes	—	—	—	—	(2,348)		18,803
Gain on sale of discontinued operations, net of taxes	—	—	—	13,967	—		—
Income (loss) before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	29,659	(22,720)	(15,261)	1,044,849	(176,695)		(394,355)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	—		(1,970)
Extraordinary gain on acquisition of minority interest	—	—	—	—	—		13,615
Net income (loss)	29,659	(22,720)	(15,261)	1,044,849	(176,695)		(382,710)
Preferred dividends	(19,379)	—	—	—	—		(6,719)
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock	(25,685)	—	—	—	—		—
Net (loss) income applicable to common shareholders	(15,405)	(22,720)	(15,261)	1,044,849	(176,695)		(389,429)

	Successor Registrant			Predecessor Registrant
			For the Period	For the Period
			October 2,	January 1,
			2005 to	2005 to
	Year Ended December 31,		December 31,	October 1,	Year Ended December 31,
	2007	2006	2005	2005	2004	2003
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.77)	$(1.14)	$(0.76)	$23.37	$(3.96)	$(9.58)
Discontinued operations	—	—	—	0.32	(0.05)	0.43

Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(0.77)	(1.14)	(0.76)	23.69	(4.01)	(9.15)
Cumulative effect of change in accounting principle	—	—	—	—	—	(0.05)
Extraordinary gain on acquisition of minority interest	—	—	—	—	—	0.31

(Loss) earnings per share	$(0.77)	$(1.14)	$(0.76)	$23.69	$(4.01)	$(8.89)

Deficiency of earnings to cover fixed charges	$28,875	$13,377	$8,062	$65,570	$208,809	$389,218
Cash flow data:
Provided by (used in) operating activities(6)	27,123	88,002	(38,531)	(143,827)	66,129	232,653
Provided by (used in) by investing activities(7)	61,519	(175,978)	(5,089)	194,707	906,887	(157,484)
Provided by (used in) by financing activities	39,510	(1,278)	120,763	—	(966,887)	539

	Predecessor Registrant			Successor Registrant
	December 31,			December 31,
	2007	2006	2005	2004(8)	2003(8)
Balance sheet data:
Cash and cash equivalents	$314,694	$186,542	$275,796	$147,773	$141,644
Short-term investments	—	106,588	—	—	—
Total assets	1,702,939	1,729,911	1,678,977	1,218,733	2,463,813
Debt, including current portion	—	128,084	128,191	—	—
Non-current liabilities and minority interest	289,602	535,271	603,374	84,677	72,932
Liabilities subject to compromise	—	—	—	1,916,000	2,921,680
Shareholders’ equity (deficit)	973,558	647,002	627,164	(1,044,101)	(855,670)

(1)	In connection with the Telesat Canada transaction, which closed on October 31, 2007, we recognized a gain of $104.9 million on the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. See Note 8 to the consolidated financial statements.
(2)	In connection with our emergence from Chapter 11 and our adoption of fresh-start accounting on October 1, 2005, we recognized a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion, related interest expense of $13.2 million related to the holders of claims to be paid in cash and a tax benefit of $15.4 million, each of which is reflected separately in our statement of operations (see Note 4 to the consolidated financial statements).
(3)	In connection with the Telesat Canada transaction, we recognized a gain on foreign exchange contracts of $89.4 million (see Note 16 to the consolidated financial statements).
(4)	2004 includes an $11 million increase to the deferred tax valuation allowance relating to the reversal of deferred tax liabilities arising from the write-off of our investment in Globalstar, L.P.’s $500 million credit facility, upon Globalstar, L.P.’s dissolution in June 2004.
(5)	Beginning October 31, 2007, our principal affiliate is Telesat Canada. Loral also has investments in XTAR and joint ventures providing Globalstar service, which are accounted for under the equity method. On December 21, 2007 Loral agreed to sell its interest in Globalstar do Brazil S.A. which resulted in Loral recording a charge of $11.3 million (see Note 8 to the consolidated financial statements). During 2004, we recorded $47 million of equity income on the reversal of vendor financing liabilities that were non-recourse to SS/L in the event of non-payment by Globalstar, L.P. During 2003, we wrote off our remaining investment of $29 million in Satelites Mexicanos, S.A. de C.V. See Note 8 to the consolidated financial statements.
(6)	Cash flow provided by (used in) operating activities includes cash flow from operating activities provided by discontinued operations in 2004.
(7)	Cash flow provided by (used in) investing activities includes cash flow provided by (used in) investing activities of discontinued operations for the period January 1, 2005 to October 1, 2005 and 2004.
(8)	As a result of our Chapter 11 filing, Old Loral’s debt obligations, preferred stock obligations and certain other liabilities existing at July 15, 2003, were classified as liabilities subject to compromise on our balance sheets at December 31, 2004 and 2003. These obligations were extinguished as of the Effective Date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements (the “financial statements”) included in Item 15 of this Annual Report on Form 10-K.

Loral Space & Communications Inc., a Delaware corporation, together with its subsidiaries is a leading satellite communications company with substantial activities in satellite manufacturing and investments in satellite-based communications services. Loral was formed on June 24, 2005 to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”).

The terms, “Loral,” the “Company,” “we,” “our” and “us,” when used in this report with respect to the period prior to the Effective Date, are references to Old Loral, and when used with respect to the period commencing on and after the Effective Date, are references to Loral Space & Communications Inc. These references include the subsidiaries of Old Loral or Loral Space & Communications Inc., as the case may be, unless otherwise indicated or the context otherwise requires.

On October 31, 2007, Loral and its Canadian Partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdings, Inc. (“Telesat Holdco”), a newly-formed joint venture, completed the acquisition of Telesat Canada from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet Corporation (“Loral Skynet”) to Telesat Canada. Loral holds a 64% economic interest and 33 1/3% voting interest in Telesat Holdco, the ultimate parent company of the resulting new entity. Loral accounts for this investment using the equity method of accounting.

We refer to the acquisition of Telesat Canada and the related transfer of Loral Skynet to Telesat Canada as the Telesat Canada transaction. References to Telesat Canada with respect to periods prior to the closing of this transaction are references to the subsidiary of BCE and with respect to the period after the closing of this transaction are references to Telesat Holdco and/or its subsidiaries as appropriate. Similarly, unless otherwise indicated, references to Loral Skynet with respect to periods prior to the closing of this transaction are references to the operations of Loral’s satellite services segment conducted through Loral Skynet and with respect to the period commencing on and after the closing of this transaction are, if related to the fixed satellite services business, references to the Loral Skynet operations within Telesat Canada.

We adopted fresh start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the periods ended and as of December 31, 2007, 2006 and 2005, respectively, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended and as of October 1, 2005 (the date we adopted fresh-start accounting) or for prior periods.

References to full-year 2005 financial information throughout this discussion combine the periods of January 1, 2005 to October 1, 2005 with October 2, 2005 to December 31, 2005. Management believes that providing this financial information is the most relevant and useful method for making comparisons.

Disclosure Regarding Forward-Looking Statements

Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements, including without limitation those relating to Telesat Canada, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to our other periodic reports filed with the Securities and Exchange Commission (“SEC”). We operate in an industry sector in which the value of securities may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

Overview

Businesses

Loral is a leading satellite communications company with a satellite manufacturing unit and investments in satellite services businesses. Loral is organized into two operating segments, satellite manufacturing and satellite services. For the final two months of 2007 and going forward, Loral participates in satellite services operations principally through its investment in Telesat Canada.

Satellite Manufacturing

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

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L has commenced a capacity expansion program through which SS/L is seeking to accommodate as many as 13 satellite awards per year depending on the complexity and timing of the specific satellites awarded, and which also provides for greater in-house manufacturing of RF components and subassemblies. This expansion, which includes the use of third party offsite capacity and the upgrading of existing SS/L satellite test operations and RF assembly and test operations, is estimated to require total incremental capital expenditures of approximately $30 million. On February 27, 2008, SS/L and Northrop Grumman announced that they are pursuing a group of initiatives to broaden each company’s opportunities to provide the U.S. government with cost competitive satellite systems. As part of these initiatives, Northrop Grumman has agreed in principle to the use by SS/L of its satellite test facilities and services, which would allow Loral to better manage its capital expenditures for facilities expansion at SS/L and the related cash flow requirements associated with that expansion.

The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,300 personnel is one of our key competitive resources.

Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. As most of SS/L’s contracts are fixed price, cost increases in excess of these provisions reduce profitability and may result in losses to SS/L, which may be material. The highly competitive satellite manufacturing industry has recently recovered from a several-year period in the early part of this decade when order levels reached an unprecedented low level. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reduced margins and increased assumptions of risk by manufacturers such as SS/L. SS/L was further handicapped while it was in Chapter 11, because of buyers’ reluctance to purchase satellites from a company in bankruptcy.

Satellite Services

On October 31, 2007, Loral and its Canadian partner, PSP, through a newly-formed joint venture, completed the acquisition of Telesat Canada from BCE. In connection with this acquisition, Loral transferred substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco, the ultimate parent company of the resulting new entity (see Note 8 to the financial statements).

The satellite services business is capital intensive and the build-out of a satellite fleet requires substantial time and investment. Once these investments are made, however, the costs to maintain and operate the fleet are relatively low with the exception of in-orbit insurance. Upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. After nearly 40 years of operation, Telesat Canada has established collaborative relationships with its customers so annual receipts from the satellite services business are fairly predictable with long term contracts and high contract renewal rates.

Competition in the satellite services market has been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from fiber. This competition puts pressure on prices, depending on market conditions in various geographic regions and frequency bands. A stronger economy and an increase in capital available for expanded consumer and enterprise-level services have more recently led to an improvement in demand in certain markets. Much of Telesat Canada’s currently unleased capacity, however, is over geographic regions where the market is characterized by excess capacity, coupled with weak demand, or where regulatory obstacles are such that the company finds itself at a competitive disadvantage compared to local operators.

As of December 31, 2007, Telesat Canada’s twelve in-orbit satellites (comprised of both owned and leased satellites) had an average of approximately 60% of their expected total service life remaining, with an average expected remaining service life in excess of eight years. Three additional satellites, two of which are under construction at SS/L, are scheduled for launch in 2008 and 2009. Two of the satellites under construction are already 100% contracted to Bell ExpressVu for 15 years or such later date as the customer may request.

Until the closing of the Telesat Canada transaction, Loral Skynet operated a global fixed satellite services business. As part of this business, Loral Skynet leased transponder capacity to commercial and government customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, and also provided managed network services to customers using a hybrid satellite and ground-based system. It also provided professional services to other satellite operators such as fleet operating services. At October 31, 2007, Loral Skynet had four in-orbit satellites and one satellite under construction at SS/L.

Bankruptcy Reorganization

During the years 2001-2003, the sustained and unprecedented decline in demand for our satellites and the transponder over-capacity in our satellite services business exacerbated Old Loral’s already strained financial condition brought on primarily by the investments we had previously made in Globalstar, L.P. (“Globalstar”) that we subsequently wrote-off. Globalstar filed voluntary bankruptcy petitions under Chapter 11 in February 2002. On July 15, 2003, Old Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Old Loral, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11. During the ensuing two-and-a-half year period we further increased our emphasis on cash conservation by reducing operating expenses and closely monitoring capital expenditures.

On August 1, 2005, the Bankruptcy Court entered its confirmation order confirming the Plan of Reorganization. On September 30, 2005, the Federal Communications Commission (the “FCC”) approved the transfer of FCC licenses from Old Loral to Loral Space & Communications Inc., which represented satisfaction of the last material condition precedent to emergence. The Debtors emerged from their reorganization proceeding under Chapter 11 on November 21, 2005 pursuant to the Plan of Reorganization. Pursuant to SOP 90-7 we adopted fresh-start accounting as of October 1, 2005 (see Notes 2 and 3 to the financial statements).

Future Outlook

Critical success factors for SS/L include maintaining its reputation for reliability, quality and superior customer service. These factors are vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs and maximize efficiencies. SS/L is focused on increasing bookings and backlog, while maintaining the cost efficiencies and process improvements realized over the past several years. In addition,

SS/L must continue to align its direct workforce with the level of awards. In order to complete construction of all the satellites in backlog and to accommodate long-term growth, SS/L will need, and is hiring additional staff. Long-term growth at SS/L will also require expanded facilities, and working capital requirements, primarily for the orbital component of the satellite contract which is payable to SS/L over the life of the satellite.

As a result of the closing of the Telesat Canada transaction, Loral holds a 64% economic interest and a 33 1/3% voting interest in the world’s fourth largest satellite operator with approximately $5.3 billion of backlog as of December 31, 2007. The integration of Loral Skynet’s and Telesat Canada’s operations offers customers expanded satellite and terrestrial coverage while continuing to offer superior customer service. We believe that this transaction allows the combined company to compete more effectively in the FSS industry than either Loral Skynet or Telesat Canada would have been able to do on its own.

Telesat Canada is committed to continuing to provide the strong customer service and focus on innovation and technical expertise that has allowed it to successfully build its business to date. Building on its industry leading backlog and significant contracted growth, Telesat Canada’s focus is on taking disciplined steps to grow the core business and sell existing in-construction satellite capacity; successfully integrate with Loral Skynet to improve operating efficiency; and, in a disciplined manner, use the strong cash flow generated by existing business, contracted expansion satellites and cost savings to strengthen the business.

Telesat Canada believes its existing satellite fleet offers a strong combination of existing backlog, contracted revenue growth (on Anik F3, and on the in-construction satellites Nimiq 4 and Nimiq 5) and additional capacity (on the existing satellites and Telstar 11N) that provides a solid foundation upon which it will seek to grow its revenues and cash flows.

When two satellite operators merge, there usually is significant overlap in their operations. Telesat Canada has implemented a comprehensive integration plan that has resulted in a substantial headcount reduction in certain areas of the company and consolidated a number of Loral Skynet and Telesat Canada facilities, including satellite and network operations centers, resulting in the achievement of significant cost synergies. Telesat Canada has targeted approximately CAD 55 million in annual cost savings; approximately two-thirds of these cost savings will result from the reduction in staffing levels. Telesat Canada believes that its integration activities are proceeding according to plan, that significant cost savings have been achieved, and that the balance of the projected cost savings will be achieved over a one to two year period.

Telesat Canada believes that it is well-positioned to serve its customers and the markets in which it participates. Telesat actively pursues opportunities to develop new satellites, particularly in conjunction with current or prospective customers, who will commit to a substantial amount of capacity at the time the satellite construction contract is signed. Although Telesat Canada regularly pursues opportunities to develop new satellites, it does not procure additional or replacement satellites unless it believes there is a demonstrated need and a sound business plan for such capacity.

The satellite industry is characterized by a relatively fixed cost base that allows significant revenue growth with relatively minimal increases in operating costs, particularly for sales of satellite capacity. Thus, Telesat Canada anticipates that it can increase its revenue without proportional increases in operating expenses, allowing for margin expansion. The fixed cost nature of the business, combined with contracted revenue growth, other growth opportunities and cost savings from integration synergies is expected to produce growth in operating income and cash flow.

For 2008, Telesat Canada is focused on the execution of its business plan to serve its customers and the markets in which it participates, the sale of capacity on its existing satellites, the continuing execution of its integration plan to achieve operating efficiencies, and on the completion and launch of its three in-construction satellites (Nimiq 4, Telstar 11N, and Nimiq 5).

We regularly explore and evaluate possible strategic transactions and alliances. We also periodically engage in discussions with satellite service providers, satellite manufacturers and others regarding such matters, which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. For example, in connection with an agreement entered into between SS/L and ViaSat, Inc. (“ViaSat”) for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1 (the “ViaSat-1 Satellite”), on January 11, 2008, we entered into certain agreements (see Note 19 to the financial statements), pursuant to which we are investing in the Canadian coverage portion of the ViaSat-1 Satellite and granting to Telesat Canada an option to acquire our rights to the Canadian payload. In order to pursue certain of these opportunities, we will require additional funds. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for these transactions on favorable terms, if at all. In connection with the Telesat Canada transaction, Loral has agreed that, subject to certain exceptions described in Telesat Canada’s shareholders agreement, for so long as Loral has an interest in Telesat Canada, it will not compete in the business of leasing, selling or otherwise furnishing fixed satellite service, broadcast satellite service or audio and video broadcast direct to home service using transponder capacity in the C-band, Ku-band and Ka-band (including in each case extended band) frequencies and the business of providing end-to-end data solutions on networks comprised of earth terminals, space segment, and, where appropriate, networking hubs.

Consolidated Operating Results

Please refer to Critical Accounting Matters set forth below in this section.

The following discussion of revenues and Adjusted EBITDA reflects the results of our business segments for 2007, 2006 and 2005. The balance of the discussion relates to our consolidated results unless otherwise noted. As previously discussed, we emerged from Chapter 11 on November 21, 2005 and adopted fresh-start accounting as of October 1, 2005. As a result of the adoption of fresh-start accounting, the Successor Registrant’s financial statements are not comparable with the Predecessor Registrant’s financial statements. References to full-year 2005 financial information throughout this discussion combine the periods of January 1, 2005 to October 1, 2005 with October 2, 2005 to December 31, 2005. Management believes that presenting the financial information in this way is the most relevant and useful method for making comparisons.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock based compensation), gain on contribution of Loral Skynet and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: reorganization expenses due to bankruptcy; gain on discharge of pre-petition obligations and fresh-start adjustments; gain on contribution of Loral Skynet; gain (loss) on investments and foreign exchange contracts; loss on extinguishment of debt; other income (expense); equity in net income (losses) of affiliates; and minority interest.

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

Loral is organized into two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat Canada for the period from October 31, 2007 to December 31, 2007. Although we analyze its revenue and expenses under the satellite services segment, we eliminate the results of Telesat Canada in our consolidated financial statements, where we report our 64% share of Telesat Canada’s results as equity in net loss of affiliates.

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements (in millions):

Revenues:

				For the Period	For the Period
				October 2,	January 1,
				2005 to	2005 to
	Year Ended December 31,			December 31,	October 1,
	2007	2006	2005 (a)	2005	2005
	(in millions)

Satellite Manufacturing	$814.3	$696.5	$491.3	$161.8	$329.5
Satellite Services	241.2	163.8	151.5	37.0	114.5

Segment revenues	1,055.5	860.3	642.8	198.8	444.0
Eliminations(1)	(55.2)	(63.0)	(16.4)	(1.6)	(14.8)
Affiliate eliminations(2)	(117.8)	—	—	—	—

Revenues as reported(3)	$882.5	$797.3	$626.4	$197.2	$429.2

Satellite Manufacturing segment revenue increased by $117 million in 2007 from 2006 primarily due to new satellite awards received during 2007 and 2006. Satellite Services segment revenue increased by $77 million in 2007 from 2006 primarily due to the inclusion of Telesat Canada’s revenue for the period October 31, 2007 to December 31, 2007.

Satellite Manufacturing segment revenue increased by $205 million in 2006 from 2005 primarily due to new satellite awards received during 2006 and 2005. Satellite Services segment revenue increased by $12 million in 2006 from 2005 due primarily to the receipt of a customer termination payment of $15 million in 2006.

Adjusted EBITDA:

				For the Period	For the Period
				October 2,	January 1,
				2005 to	2005 to
	Year Ended December 31,			December 31,	October 1,
	2007	2006	2005 (a)	2005	2005
	(in millions)

Satellite Manufacturing	$34.5	$65.9	$27.0	$11.8	$15.2
Satellite Services	118.4	68.0	51.3	11.5	39.8
Corporate expenses(4)	(37.9)	(26.8)	(28.3)	(11.0)	(17.3)

Segment Adjusted EBITDA before eliminations	115.0	107.1	50.0	12.3	37.7
Eliminations(1)	(6.1)	(6.0)	(13.5)	(1.2)	(12.3)
Affiliate eliminations(2)	(65.3)	—	—	—	—

Adjusted EBITDA	$43.6	$101.1	$36.5	$11.1	$25.4

Satellite Manufacturing segment Adjusted EBITDA decreased $31 million in 2007 from 2006 as a result of transponder rights valued at $19 million received in 2006 related to the Satmex settlement agreement (see Note 8 to the financial statements), $9 million for settlement of launch vehicle litigation in 2006, increased research and development expenses of $16 million in 2007, forward loss recognition of $14 million for certain satellite programs awarded during 2007 and increased marketing expenses of $5 million in 2007, partially offset by $20 million of margin increases from additional sales in 2007 and a $12 million reduction of warranty expenses. Satellite Services segment Adjusted EBITDA increased by $50 million in 2007 from 2006 primarily due to the inclusion of Telesat Canada’s operating results for the period October 31, 2007 to December 31, 2007. Corporate expenses increased $11 million in 2007 from 2006 primarily due to legal costs of $7.1 million in connection with shareholders and noteholders lawsuits and severance costs of $7.0 million (see Note 17 to the financial statements).

Satellite Manufacturing segment Adjusted EBITDA increased $39 million in 2006 from 2005 as a result of transponder rights valued at $19 million received in 2006 related to the Satmex settlement agreement, $9 million for settlement of launch vehicle litigation in 2006, a $9 million improvement in warranty expenses and margin increases due to higher 2006 sales. Satellite Services segment Adjusted EBITDA increased by $17 million in 2006 from 2005 primarily due to the increase in sales and lower operating costs.

Reconciliation of Adjusted EBITDA to Net (Loss) Income:

				For the Period	For the Period
				October 2,	January 1,
				2005 to	2005 to
	Year Ended December 31,			December 31,	October 1,
	2007	2006	2005 (a)	2005	2005
	(in millions)

Adjusted EBITDA	$43.6	$101.1	$36.5	$11.1	$25.4
Depreciation and amortization	(103.3)	(71.3)	(77.3)	(16.0)	(61.3)
Gain on contribution of Loral Skynet(5)	104.9	—	—	—	—
Reorganization expenses due to bankruptcy	—	—	(31.2)	—	(31.2)

Operating income (loss) from continuing operations	45.2	29.8	(72.0)	(4.9)	(67.1)
Gain on discharge of pre-petition obligations and fresh-start adjustments(6)	—	—	1,101.5	—	1,101.5
Interest and investment income	39.3	31.5	10.5	4.1	6.4
Interest expense	(2.3)	(23.4)	(21.6)	(4.4)	(17.2)
Gain (loss) on foreign exchange contracts	89.4	(5.8)	—	—	—
Loss on extinguishment of debt	(16.2)	—	—	—	—
Other income (expense)	2.4	(2.0)	(1.1)	(0.2)	(0.9)
Income tax (provision) benefit	(83.5)	(20.8)	9.1	(1.8)	10.9
Equity losses in affiliates	(21.4)	(7.2)	(8.2)	(5.4)	(2.8)
Minority interest	(23.2)	(24.8)	(2.6)	(2.7)	0.1

Income (loss) from continuing operations	29.7	(22.7)	1,015.6	(15.3)	1,030.9
Income from discontinued operations, net of taxes	—	—	14.0	—	14.0

Net income (loss)	$29.7	$(22.7)	$1,029.6	$(15.3)	$1,044.9

(a)	The combination of the period January 1, 2005 to October 1, 2005 and the period October 2, 2005 to December 31, 2005 represents non-GAAP financial information. Management believes that presenting the financial information in this way is the most relevant and useful method for making comparisons.

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries.

(2)	Represents the elimination of amounts attributable to Telesat Canada whose results are reported in our consolidated statement of operations as equity in net loss of affiliates.

(3)	Includes revenues from affiliates of $22.0 million, $11.3 million, $4.1 million and $10.0 million for the years ended December 31, 2007 and 2006, for the period October 2, 2005 to December 31, 2005 and for the period January 1, 2005 to October 1, 2005, respectively.

(4)	Represents corporate expenses incurred in support of our operations and for the years ended December 31, 2007 and 2006 and the period October 2, 2005 to December 31, 2005 includes $0.3 million, $1.2 million and $3.9 million, respectively, of continuing expenses for bankruptcy related matters, which after the adoption of fresh-start accounting are classified as corporate general and administrative expenses.

(5)	In connection with the Telesat Canada transaction, which closed on October 31, 2007, we recognized a gain on the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada (see Note 8 to the financial statements).

(6)	In connection with our emergence from Chapter 11 and our adoption of fresh-start accounting on October 1, 2005, we recognized a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion, related interest expense of $13.2 million and a tax benefit of $15.4 million, each of which is reflected separately in our statement of operations (see Note 4 to the financial statements).

2007 Compared with 2006 and 2006 Compared with 2005 (a)

The following compares our consolidated results for 2007, 2006 and 2005 as presented in our financial statements:

(a)	The combination of the period January 1, 2005 to October 1, 2005 and the period October 2, 2005 to December 31, 2005 represents non-GAAP financial information. Management believes that presenting the financial information in this way is the most relevant and useful method for making comparisons.

Revenues from Satellite Manufacturing

				% Increase
				(Decrease)
	Year Ended			2007	2006
	December 31,			vs.	vs.
	2007	2006	2005 (a)	2006	2005
	(in millions)

Revenues from Satellite Manufacturing	$814	$697	$491	17%	42%
Eliminations	(53)	(60)	(11)	(12)%	445%

Revenues from Satellite Manufacturing as reported	$761	$637	$480	20%	33%

Revenues from Satellite Manufacturing before eliminations increased $117 million for 2007 as compared to 2006, primarily as a result of $155 million of revenue from $721 million of new orders received in 2007 and $236 million of increased revenue from $1 billion of new orders received in 2006, partially offset by $274 million of reduced revenue from programs completed or nearing completion which were awarded in earlier years. Eliminations consist primarily of revenues recorded until October 31, 2007 for the construction of Telstar 11N, a satellite being manufactured by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $124 million in 2007 as compared to 2006.

Revenues from Satellite Manufacturing before eliminations increased $206 million for 2006 as compared to 2005, primarily as a result of $158 million of revenue from new orders received in 2006 and $194 million of increased revenue from $824 million of new orders received in 2005, partially offset by $146 million of reduced revenue from programs completed or nearing completion which were awarded in earlier years. Eliminations consist primarily of revenues for the construction of Telstar 11N, a satellite under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $157 million in 2006 as compared to 2005.

Revenues from Satellite Services

				% Increase
				(Decrease)
	Year Ended			2007	2006
	December 31,			vs.	vs.
	2007	2006	2005 (a)	2006	2005
	(in millions)

Revenues from Satellite Services before specific items	$126	$149	$147	(17)%	2%
Customer termination payment	—	15	—
Cash basis customer payments	(3)	—	5
Eliminations	(2)	(3)	(5)	(26)%	(35)%

Revenues from Satellite Services as reported	$121	$161	$147	(25)%	10%

Revenues from Satellite Services before specific items decreased $23 million compared to 2006. This reduction is driven by reduced revenues of $26 million due to the contribution of Loral Skynet to Telesat Canada on October 31, 2007, $8 million resulting from reduced revenue in 2007 due to Boeing’s discontinuation of service on our Estrela do Sul satellite in late 2006, and reduced revenues of $4 million as a result of the restructuring of the network services business in late 2006. These reductions were offset by higher utilization of $11 million, including $2 million on the Satmex 6 transponders that were added to the fleet in the fourth quarter of 2006 and $4 million of increased usage of our network services products. Revenues from Satellite Services as reported in 2007 were lower by $15 million as a result of Boeing’s contract termination payment in 2006 (see Note 7 to the financial statements) and by $3 million due to timing of cash revenue recognition. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing. As a result, Revenues from Satellite Services as reported decreased by $40 million in 2007 as compared to 2006.

Revenues from Satellite Services before specific items increased $2 million in 2006 as compared to 2005, primarily from increased volume from fixed satellite services of $6 million and increased network services business of $5 million, offset by a decrease due to contract terminations in network services and professional services of $4 million and $4 million, respectively. Revenues also decreased $2 million due to the sale of our business television service and an international gateway. Revenues from Satellite Services as reported increased as a result of the receipt of a customer termination payment of $15 million in connection with the termination of services on our Estrela do Sul satellite, partially offset by revenue associated with a payment made by a cash basis customer of $5 million in 2005. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing. As a result, Revenues from Satellite Services as reported increased $14 million in 2006 as compared to 2005.

Cost of Satellite Manufacturing

				% Increase
				(Decrease)
				2007	2006
	Year Ended December 31,			vs.	vs.
	2007	2006	2005 (a)	2006	2005
	(in millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before specific identified charges	$657	$537	$394	23%	39%
Depreciation and amortization	36	23	15	56%	55%
Transponder rights provided to SS/L in the Satmex settlement agreement	—	(19)	—
Accrued warranty obligations	(4)	8	17		(53)%
Provisions for inventory obsolescence	—	2	4		(54)%

Cost of Satellite Manufacturing	$689	$551	$430	25%	28%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	90%	87%	90%

Cost of Satellite Manufacturing as reported for 2007 increased by $138 million over 2006. Cost of Satellite Manufacturing before specific charges increased by $120 million. This increase is primarily due to $106 million of increased costs resulting from additional revenue during the year and forward loss recognition of $14 million for certain satellite programs awarded during 2007. Included in 2006 is a reduction of cost of $19 million related to transponder rights provided to SS/L by the Satmex settlement agreement. Warranty expenses improved $12 million based upon a resolution of certain warranty obligations for less than previously estimated amounts. Depreciation and amortization expense increased by $10 million as a result of additional amortization of fair value adjustments in connection with the adoption of fresh start accounting and $3 million from amortization of restricted stock units awarded during 2007.

Cost of Satellite Manufacturing as reported for 2006 increased by $121 million over 2005. Cost of Satellite Manufacturing before specific charges increased by $143 million, primarily as a result of the increase in sales. Cost of Satellite Manufacturing also increased as a result of higher depreciation and amortization expense of $8 million primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005. These increases were offset by decreases of $19 million related to transponder rights provided to SS/L by the Satmex settlement agreement and $9 million of warranty expenses based upon an analysis of the status of satellites in-orbit.

Cost of Satellite Services

				% Increase
				(Decrease)
	Year Ended			2007	2006
	December 31,			vs.	vs.
	2007	2006	2005 (a)	2006	2005
	(in millions)

Cost of Satellite Services includes:
Cost of Satellite Services before specific identified charges	$42	$53	$59	(21)%	(10)%
Depreciation and amortization	44	46	61	(3)%	(25)%

Cost of Satellite Services	$86	$99	$120	(13)%	(18)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	71%	61%	82%

Cost of Satellite Services was $86 million and $99 million for the years ended December 31, 2007 and 2006, respectively. Cost of Satellite Services before specific identified charges decreased $11 million in 2007 as compared to 2006 primarily as a result of the contribution of Loral Skynet to Telesat Canada on October 31, 2007. In addition, in 2007 there was a $2 million reduction in personnel costs from 2006 due to lower headcount.

Cost of Satellite Services was $99 million and $120 million for the years ended December 31, 2006 and 2005, respectively. Cost of Satellite Services before specific identified charges decreased $6 million in 2006 as compared to 2005 primarily due to ground segment support costs declining by $4 million, lower employee related expenses of $2 million and lower insurance premiums on our satellite fleet and lower third party capacity costs totaling $2 million. These decreases were partially offset by a charge of $1 million related to the buyout of a customer lease and a charge of $1 million related to the restructuring of network services global operations. Depreciation and amortization expense decreased by $15 million in 2006 as compared to 2005, primarily resulting from the net effect of the fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005. Depreciation and amortization for 2006 includes reduced charges of depreciation and amortization of $12 million for fixed assets and a $3 million credit for amortization of intangibles primarily resulting from the adoption of fresh-start accounting.

Selling, General and Administrative Expenses

				% Increase
				(Decrease)
				2007	2006
	Year Ended December 31,			vs.	vs.
	2007	2006	2005 (a)	2006	2005
	(in millions)

Selling, general and administrative expenses includes:
Selling, general and administrative expenses before specific charges	$133	$118	$108	12%	9%
Litigation costs	11	6	4	90%	50%
Stock based compensation	23	2	—
Continuing expenses for bankruptcy related matters	—	1	4

Selling, general and administrative expenses as reported	$167	$127	$116

% of revenues as reported	19%	16%	19%	31%	9%

Selling, general and administrative expenses as reported were $167 million and $127 million for the years ended December 31, 2007 and 2006, respectively. Selling, general and administrative expenses before specific charges increased by $15 million as compared to 2006, primarily due to: increased SS/L costs of $16 million for research and development of payload product and satellite control improvements, $5 million for marketing related expenses due to a higher volume of bid opportunities in the market place and $2 million for other expenses and increased corporate costs of $7 million for severance related to personnel reductions. These cost increases were partially offset by decreases at Satellite Services of $2 million in marketing related expenses, $3 million reversal of bad debt and other costs and $9 million as a result of the contribution of Loral Skynet to Telesat Canada on October 31, 2007. The increase in litigation costs was primarily a result of various shareholder and noteholders suits. Stock-based compensation expense of $23 million in 2007 included a charge of $6 million attributable to acceleration of options in connection with the Telesat Canada transaction and a charge of $8 million as a result of the approval of stock option plan amendments at the stockholders meeting on May 22, 2007 (see Note 13 to the financial statements). Continuing expenses for bankruptcy related matters decreased $1 million as a result of minimal professional fees incurred in 2007 as compared to 2006.

Selling, general and administrative expenses as reported were $127 million and $116 million for the years ended December 31, 2006 and 2005, respectively. Selling, general and administrative expenses before specific charges increased by $10 million as compared to 2005, primarily due to: increased SS/L costs of $8 million for research and development and $2 million for rent as a result of the increased volume, partially offset by lower bid and proposal costs of $2 million; increased costs at Satellite Services for bad debt expense of $2 million, primarily because of recoveries of $2 million in 2005. The increase in litigation costs was primarily a result of various shareholder suits. Stock-based compensation increased by $2 million due to initial vesting stock-based compensation awards that were granted in January 2006. Expenses for bankruptcy related matters decreased $3 million as a result of a $3 million reimbursement in 2006 related to the settlement of professional fees previously paid.

Gain on Contribution of Loral Skynet to Telesat Canada

Represents the gain on the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007, in connection with the Telesat Canada transaction, as follows (in millions):

Consideration received for the contribution of Loral Skynet to Telesat Holdco:
Cash and marketable securities	$61.5
Fair value of equity in Telesat Holdco	670.5

Total consideration	732.0
Book value of contributed net assets of Loral Skynet	440.5

Consideration in excess of book value	$291.5

Gain recognized	$104.9

The consideration we received for the contribution of substantially all of Loral Skynet’s assets and liabilities was $292 million greater than the carrying value of those assets and liabilities. In accordance with EITF 01-2, Interpretations of APB Opinion No. 29, we recognized a gain of $105 million, representing the gain attributable to PSP’s economic interest in the contributed assets and liabilities of Loral Skynet through its 36% ownership interest in Telesat Canada. Loral will have a significant continuing interest in Telesat Canada and can only recognize a gain to the extent of PSP’s interest in the contributed assets of Loral Skynet.

Gain on Litigation Settlement

Represents a $9 million recovery of launch vehicle deposits in 2006 in connection with a claim against a supplier for the wrongful termination of launch service agreements.

Reorganization Expenses Due to Bankruptcy

	Year Ended
	December 31,
	2007	2006	2005 (a)
	(in millions)

Reorganization Expenses Due to Bankruptcy	$—	$—	$31

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

Interest and Investment Income

	Year Ended
	December 31,
	2007	2006	2005 (a)
	(in millions)

Interest and investment income	$39	$32	$11

Interest and investment income increased $7 million for the year ended December 31, 2007 as compared to 2006 primarily due to higher cash balances as a result of receiving $293 million of proceeds from our February 27, 2007 preferred stock financing and higher short-term interest rates in 2007 over 2006. This includes increases of $4 million due to higher cash balances and short-term interest rates and an increase of $4 million primarily due to the partial sale of our holdings in Globalstar Inc. common stock. These increases were partially offset by lower interest income on vendor financing and orbital incentives of $1 million.

The interest income increase of $21 million for the year ended December 31, 2006 as compared to 2005, is primarily due to higher cash balances and higher short-term interest rates in 2006 over 2005. This includes increases of $13 million due to higher cash balances and short-term interest rates and an increase of $8 million primarily due to the partial sale of our holdings in Globalstar Inc. These increases were partially offset by lower SS/L interest income on vendor financing and orbital incentives of $1 million.

Interest Expense

	Year Ended
	December 31,
	2007	2006	2005 (a)
	(in millions)

Interest cost before capitalized interest	$12	$26	$9
Interest expense in connection with our Plan of Reorganization	—	—	13
Capitalized interest	(10)	(3)	—

Interest expense	$2	$23	$22

Interest cost before capitalized interest decreased by $14 million for the year ended December 31, 2007 as compared to 2006, primarily due to reduced interest expense of $9 million relating to warranty liabilities. In addition, interest expense was lower in 2007 by $5 million due to the early extinguishment of the Loral Skynet 14% senior secured notes and the repayment of the Valley National Bank loan in connection with the Telesat Canada transaction (see Note 10 to the financial statements). Capitalized interest increased by $7 million due to higher construction in process balances primarily for the Telstar 11N satellite.

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

Gain on Foreign Exchange Contracts

For the year ended December 31, 2007, we recorded a net gain of $89 million reflecting the change in the fair value of the forward contracts and currency basis swap entered into by Loral Skynet relating to the Telesat Canada transaction. The net gain on these transactions, which was realized when the instruments were contributed to Telesat Holdco on October 23, 2007, has been recognized in the statement of operations and avoided a corresponding increase in the US dollar purchase price equivalent that would have been paid to BCE for Telesat Canada (see Notes 8 and 16 to the financial statements).

Loss on Extinguishment of Debt

For the year ended December 31, 2007, we recorded a charge for the early extinguishment of the Loral Skynet 14% senior secured notes, which is comprised of a $13 million redemption premium and a $4 million write-off of deferred financing costs.

Other Income (Expense)

Other income increased $4 million, primarily due to the recognition of a $4 million deferred gain realized in 2007 in connection with the sale of an orbital slot in 2006 (compared to $1 million recognized in 2006) and the write-off of an investment of $3 million in the fourth quarter of 2006, partially offset by losses on foreign currency transactions (other than the foreign exchange contracts related to the Telesat Canada transaction).

Income Tax (Provision) Benefit

During 2007, 2006 and 2005, we continued to maintain a 100% valuation allowance against our net deferred tax assets. However, upon emergence from bankruptcy in 2005, we reversed our valuation allowance relating to $2.0 million of deferred tax assets for AMT credit carryforwards. As of December 31, 2007, we had valuation allowances totaling $241.2 million, which included a balance of $224.5 million relating to Old Loral periods preceding our adoption of fresh-start accounting on October 1, 2005. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the valuation allowance existing as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. During 2007, we utilized the benefits from $35.1 million of deferred tax assets from Old Loral to reduce our current tax liability. The realization of this benefit created an excess valuation allowance of $35.1 million, the reversal of which was recorded as a reduction to goodwill.

Our income tax provision and benefit can be summarized as follows: (i) for 2007, we recorded a current tax provision of $51.3 million, including a provision of $17.1 million to increase our liability for uncertain tax positions, and a deferred tax provision of $32.2 million, resulting in a total provision of $83.5 million on pre-tax income of $157.8 million; (ii) for 2006, we recorded a current tax provision of $11.8 million and a deferred tax provision of $9.1 million, resulting in a total provision of $20.9 million on pre-tax income of $30.1 million; and (iii) for 2005, we recorded a current tax provision of $7.0 million and a deferred tax benefit of $16.1 million, resulting in a net benefit of $9.1 million on pre-tax income of $1.017 billion, which included a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion.

The increase to our current provision for 2007 as compared to 2006 and 2005 was attributable to the higher amount of taxable income in the current year after deducting our allowable tax NOLs based upon the restrictions imposed by Section 382 of the Internal Revenue Code and the additional provision required for uncertain tax positions. For 2007, we projected federal tax income of approximately $71 million after claiming our allowable deduction for tax NOLs of $355 million, which included the tax gain of $308 million from the contribution of substantially all of the Loral Skynet assets and related liabilities to Telesat Canada and the gain of $89 million on the forward contracts and currency basis swap entered into by Loral Skynet relating to the Telesat Canada transaction.

The deferred income tax provision for 2007 of $32.2 million related primarily to (i) a provision of $35.1 million on current year income to the extent the taxes imposed on such income were reduced by deferred tax benefits from Old Loral (as discussed above, the utilization of these deferred tax benefits created an excess valuation allowance of $35.1 million, the reversal of which was recorded as a reduction to goodwill), (ii) a provision of $2.2 million for the decrease to our deferred tax asset for federal and state AMT credits (which excludes an increase to AMT credits of $2.2 million upon adoption of FIN 48), (iii) an additional valuation allowance of $3.0 million required against a net deferred tax asset created when we reduced the deferred tax credits in accumulated other comprehensive income by $3.0 million, offset by (iv) a benefit of $9.0 million relating to current activity.

The deferred income tax provision for 2006 of $9.1 million related to (i) a provision of $10.4 million on current year income to the extent the taxes imposed on such income were reduced by deferred tax benefits from Old Loral and the utilization of these deferred tax benefits created an excess valuation allowance of $10.4 million, the reversal of which was recorded as a reduction to goodwill, (ii) offset by a benefit of $1.3 million for the increase to our deferred tax asset for additional federal and state AMT credits.

During 2006, we also recorded a deferred tax provision of $26.0 million in accumulated other comprehensive income related primarily to our adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) (see Note 12), which created an excess valuation allowance of $26.0 million that was reversed as a reduction to goodwill.

For 2005, in connection with our emergence from bankruptcy, Old Loral realized cancellation of debt income (“COD”) on its federal income tax return of approximately $440 million. COD realized while in bankruptcy is excluded from federal taxable income. We were required to reduce certain of our tax attributes, and to the extent sufficient attributes were not available on a separate company basis, reduce the tax basis in our assets, by an amount equal to the COD excluded by Old Loral from its taxable income. This adjustment resulted in a reduction of approximately $160 million to our deferred tax assets and the related valuation allowance. Also, as part of our fresh-start accounting and plan of reorganization adjustments, we recognized a net income tax benefit of $15.4 million, which includes a net deferred tax benefit of $16.5 million. See Notes 4 and 12 to the financial statements.

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net Losses of Affiliates

	Year Ended
	December 31,
	2007	2006	2005 (a)
	(in millions)

Telesat Canada	$(1.8)	$—	$—
XTAR	(10.6)	(7.4)	(8.1)
Other	(9.0)	0.2	(0.1)

	$(21.4)	$(7.2)	$(8.2)

On October 31, 2007, Loral and its Canadian Partner, PSP, through a newly-formed joint venture, completed the acquisition of Telesat Canada from BCE. In connection with this acquisition, Loral transferred substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco, the ultimate parent company of the resulting new entity. Loral accounts for this investment using the equity method of accounting.

Summary financial information for Telesat Canada for the period October 31, 2007 to December 31, 2007 and as of December 31, 2007 follows (in millions):

For the Period
October 31,
2007
to December 31,
2007

Statement of Operations Data:
Revenues	$117.8
Operating expenses	(93.7)
Operating income	24.1
Net loss	(1.3)

December 31, 2007

Balance Sheet Data:
Current assets	$143.7
Total assets	5,610.0
Current liabilities	229.5
Total liabilities	4,156.7
Redeemable preferred stock	143.1
Shareholders’ equity	1,310.2

As described in Note 8 to the financial statements, Loral’s equity in net loss of Telesat Canada is based on our proportionate share of their results in accordance with U.S. GAAP and in U.S. dollars. In determining our equity in net loss of Telesat Canada, Telesat Canada’s net loss has been proportionately adjusted to exclude the amortization of the fair value adjustments applicable to its acquisition of the Loral Skynet assets and liabilities. Our equity in net loss of Telesat Canada also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we are constructing for them.

The increase in equity losses in XTAR, L.L.C. (“XTAR”), our 56% owned joint venture (see Note 8 to the financial statements) in 2007 as compared to 2006, represents our share of XTAR losses incurred in connection with its operations. Other equity losses in affiliates for 2007 include $3 million of cash distributions received from Globalstar de Mexico for which our investment balance has been written down to zero and a loss of $11 million recognized in connection with an agreement to sell our Globalstar investment partnership in Brazil.

Minority Interest

Loral Skynet’s Series A preferred stock is reflected as minority interest on our consolidated balance sheet as of December 31, 2006. Dividend expense of $23.2 million, $24.8 million and $2.7 million for the years ended December 31, 2007 and 2006 and for the period October 2 to December 31, 2005, respectively, is reflected as minority interest on our consolidated statement of operations. On November 5, 2007, Loral Skynet redeemed all issued and outstanding shares of this preferred stock in connection with the completion of the Telesat Canada transaction (see Note 13 to the financial statements).

Minority interest increased $22 million for 2006 as compared to 2005, as a result of a full year of dividend expense in 2006 as compared to 2005 dividend expense from November 21, 2005 when the Loral Skynet Series A preferred stock was issued in connection with our Plan of Reorganization (see Note 3 to the financial statements).

Backlog

Backlog as of December 31, 2007 and 2006, was as follows (in millions):

	2007	2006

Satellite Manufacturing	$1,025	$1,118
Satellite Services	5,251	355

Total backlog before eliminations	6,276	1,473
Satellite Manufacturing eliminations	—	(116)
Satellite Services eliminations	(5,251)	(10)

Total backlog	$1,025	$1,347

It is expected that 74% of satellite manufacturing backlog as of December 31, 2007 will be recognized as revenue during 2008.

Telesat Canada backlog at December 31, 2007 was approximately $5.3 billion, of which approximately 10% will be recognized as revenue during 2008, assuming no significant delay in the launch of the Nimiq 4 satellite. Included in backlog as of December 31, 2007 are contracts covering the entire capacity of the Nimiq 4 and Nimiq 5 satellites, which have been leased for the life of the satellites. These contracts contain provisions such that the customers, assuming the respective satellites are successfully and timely launched and are operating nominally, may only terminate their contracts by paying Telesat Canada the present value of the entire contracted amounts that would have been due for the remaining life of the satellite.

Telesat Canada has received approximately $315.7 million of customer prepayments, including approximately $28.1 million relating to satellites under construction. If the launch of a satellite under construction were to fail or a customer were to terminate its contract with Telesat Canada as a result of a substantial delay in the launch of the satellite, Telesat Canada would be obligated to return the customer prepayments applicable to such satellite. Such repayment obligations would be funded by insurance proceeds (if any), cash on hand and/or borrowing availability under the revolving credit facility.

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

Fresh-Start Accounting

In connection with our emergence from Chapter 11, we adopted fresh-start accounting as of October 1, 2005, which required all of our assets and liabilities to be stated at estimated fair value (see Note 4 to the financial statements). Significant judgment was exercised by management in estimating the fair values.

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

Billed receivables, vendor financing and long-term receivables

We are required to estimate the collectibility of our billed receivables, vendor financing and long-term receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Charges for (recoveries of) bad debts recorded to the income statement on billed receivables for the years ended December 31, 2007 and 2006 and the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to December 31, 2005, were $(2.4) million, $0.3 million, $1.0 million and $(2.9) million, respectively. At December 31, 2007 and 2006, billed receivables were net of allowances for doubtful accounts of $0.2 million and $1.6 million, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated periodically.

Inventories

Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, are written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory. Charges for inventory obsolescence recorded to the income statement for the year ended December 31, 2007 were insignificant. Charges for inventory obsolescence recorded to the income statement for the year ended December 31, 2006, the period October 2, 2005 to December 31, 2005, and the period January 1, 2005 to October 1, 2005 were $1.7 million, $1.5 million and $2.1 million, respectively.

Evaluation of Investments in Affiliates for Impairment

The carrying values of our investments in affiliates are reviewed for impairment in accordance with Accounting Principles Board (“APB”) Opinion No. 18, Equity Method of Accounting for Investments in Common Stock. We monitor our equity method investments for factors indicating other-than-temporary impairment. An impairment loss would be recognized when there has been a loss in value of the affiliate that is other than temporary.

Taxation

Management has concluded that, as of December 31, 2007, the Company had a material weakness with respect to accounting for and disclosure of income taxes. Specifically, the Company did not maintain adequate processes and a sufficient number of technically qualified personnel to facilitate the timely resolution of issues associated with the Company’s income tax closing process primarily relating to those issues attributable to the Telesat Canada transaction. As a result of this material weakness, management has concluded that the Company’s internal control over financial reporting as of December 31, 2007 was not effective based on the criteria in Internal Control — Integrated Framework. Additional review, evaluation and oversight have been undertaken to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, our chief executive officer and chief financial officer have concluded that the consolidated financial statements in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented. The Company is evaluating several remedial steps to improve controls surrounding its income tax closing process, including enhancing the technical resources in the income tax accounting function and conducting an evaluation of organizational processes and structure to identify and implement the appropriate solutions regarding its income tax closing process including retaining additional external resources.

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

We use the liability method in accounting for taxes whereby income taxes are recognized during the year in which transactions are recorded in the financial statements. Deferred taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. We assess the recoverability of our deferred tax assets and, based upon this analysis, record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS 109. Based upon this analysis, we concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for our net deferred tax assets. As of December 31, 2007, we had gross deferred tax assets of approximately $369.5 million, which when offset by our deferred tax liabilities of $124.9 million and our valuation allowance of $241.2 million, resulted in a net deferred tax asset of $3.4 million on our consolidated balance sheet.

For 2007, we continued to maintain the 100% valuation allowance against our net deferred tax assets decreasing the valuation allowance at December 31, 2006 of $304.9 million by $63.7 million to a balance of $241.2 million at December 31, 2007, which included $224.5 million relating to the opening balance at October 1, 2005. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. During 2007, we reversed $35.1 million of excess valuation allowance and $6.8 million of deferred state tax liabilities relating to the balance as of October 1, 2005, which were recorded as reductions to goodwill.

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized in the financial statements, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

Prior to adopting FIN 48, our policy was to establish tax contingency liabilities for potential audit issues. The tax contingency liabilities were based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits. At December 31, 2006, we had $42.6 million of tax contingency liabilities included in long-term liabilities. During 2006, we had increased the tax contingency liabilities by $5.0 million through the current income tax provision, settled $0.4 million with payment and reversed $4.2 million of the opening balance as of October 1, 2005 to goodwill for issues where the statute of limitations on assessment of tax had expired during 2006 (see Notes 3 and 12 to the financial statements).

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

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. Changes in applicable high-quality long-term corporate bond indices, such as the Moody’s AA Corporate Bond Index, are also considered. The discount rate determined on this basis was 6.5% as of December 31, 2007, an increase of 50 basis points from December 31, 2006. This had the effect of reducing our benefit obligations for pensions and other employee benefits by $27.8 million as of December 31, 2007, as compared with December 31, 2006.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the twenty-year historical return of our asset mix has been 10.1%. The expected long-term rate of return on plan assets determined on this basis was 8.5% for 2007 and 9% for 2006 and 2005. For 2008, we will use an expected long-term rate of return of 8.5%.

Effective July 1, 2006, we amended our pension plan to standardize the future benefits earned at all company locations for eligible employees. These amendments did not change any benefits earned through June 30, 2006. As a result of the amendments, all locations now have a career average plan that requires an employee contribution in order to receive the highest level of benefits. All current participants now earn future benefits under the same formula and have the same early retirement provisions. The amendments did not apply to certain employees under a bargaining unit arrangement. Additionally, employees hired after June 30, 2006, do not participate in the defined benefit pension plan but participate in our defined contribution savings plan with an additional Company contribution. As a result of these amendments, our ongoing pension expense has been reduced commencing July 1, 2006.

These pension and other employee postretirement benefit costs are expected to increase to approximately $9 million in 2008 from $8 million in 2007, primarily due to a curtailment gain of $4 million in 2007 related to the contribution of Loral Skynet to Telesat Canada, partially offset by the increase in the discount rate and the expected return on assets. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased these pension and other employee postretirement benefits costs by approximately $0.7 million and $1.4 million, respectively, in 2007.

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $156 million at December 31, 2007 (the “unfunded benefit obligations”). In connection with our adoption of SFAS 158, we are required to recognize the funded status of a benefit plan on our balance sheet. As a result, in 2006 we reduced our recorded liability for pensions by $50.5 million, with a corresponding credit to accumulated other comprehensive income, and increased our recorded liability for other benefits by $1.0 million, with a corresponding charge to other comprehensive income, to adjust to our actual unfunded benefit obligations. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

Stock Based Compensation

Effective October 1, 2005, in connection with our adoption of fresh-start accounting, we adopted the fair value method of accounting for stock based compensation, for all stock options granted by us after October 1, 2005, pursuant to the prospective method provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). In addition, we account for options granted to non-employees in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. We use the Black-Scholes-Merton option-pricing model to measure fair value of these stock option awards. This is the same method we used in prior years for disclosure purposes. The Black-Scholes-Merton model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term. Changes in these assumptions could have a material impact on the amount of stock based compensation we recognize. (See Notes 3 and 13 to the financial statements).

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities as of October 1, 2005. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized and is subject to an annual impairment test which the Company performs on an annual basis in the fourth quarter of each fiscal year. Our test of goodwill impairment for 2007 and 2006 did not result in any goodwill impairment. Goodwill is allocated to our reporting units (the operating segment). SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Estimating the fair value of reporting units requires a significant amount of judgment by management.

As of December 31, 2007, intangible assets consist primarily of internally developed software and technology and trade names recorded in connection with the adoption of fresh-start accounting. The fair values of our intangible assets were calculated using several approaches that encompassed the use of excess earnings, relief from royalty and the build-up methods. The excess earnings, relief from royalty and build-up approaches are variations of the income approach. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. This process involves subjective judgment by management. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets.

Contingencies

Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. We accrue for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made. Management considers the assessment of loss contingencies as a critical accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on our results of operations that could result from legal actions or other claims and assessments. The most important contingencies affecting our financial statements are detailed in Note 17 to the financial statements, “Commitments and Contingencies”.

Liquidity and Capital Resources

Cash and Available Credit

As of December 31, 2007, the Company had $315 million of cash and cash equivalents and $24 million of restricted cash ($13 million included in other current assets and $11 million included in other assets on our consolidated balance sheet) with no outstanding debt or established lines of credit other than a $15 million cash collateralized letter of credit facility with JP Morgan Chase bank. Based on the Company’s working capital needs on its current base of business, capital expenditures to complete its expansion initiatives, requirements for appropriate contingencies, and resources for future growth initiatives, the Company expects to require additional capital this year. This new financing will permit us to meet unexpected cash requirements due to unforeseen changes to our business as well as provide cash liquidity for working capital and for strategic investments as opportunities arise. In the past, our ability to obtain satellite contract awards has depended in part on our ability to provide vendor financing to our customers or to make equity investments in them. The Company is currently exploring its financing options and expects to implement its plan to raise additional capital during 2008. If the Company is not successful in obtaining such financing, its ability to manage unforeseen cash requirements, to meet contingencies, to obtain new satellite construction contracts and to make strategic investments will be materially and adversely affected. There can be no assurance that it will be able to obtain such financing on favorable terms, if at all.

On October 31, 2007, the transaction for the purchase of Telesat Canada from BCE was closed. Our net cash funding requirement for this transaction was approximately $185 million, primarily for the redemption of Loral

Skynet’s Series A preferred stock, partially offset by cash receipts from Telesat Canada for certain Skynet assets sold to them, as well as true-up payments from PSP to bring the equity contributions into the required economic positions. This was funded from cash on hand, which includes cash received from the issuance of the $300 million preferred stock financing described below. As part of the transaction, a final adjustment payment of approximately $9 million was made by Loral to PSP on April 4, 2008 and is included in the $185 million referenced above and as a payable in our financial statements at December 31, 2007.

Telesat Canada is subject to covenants in its debt agreements that restrict cash payments to its shareholders Cash payments of dividends to shareholders are restricted under the credit agreement. Cash payments to Loral under our consulting agreement with Telesat Canada are also restricted by the credit agreement. Loral does not believe that it will receive cash dividends nor that Telesat Canada will be permitted to make the $5 million fee payment under the consulting agreement in cash in the near term.

The Company has an investment program that seeks a competitive return while maintaining a conservative risk profile. The Company’s investment policy establishes conservative policies relating to and governing the investment of its surplus cash. The Company’s investment policy allows it to invest in commercial paper, money market funds and other similar short term investments but does not permit the Company to engage in speculative or leveraged transactions, nor does it permit the Company to hold or issue financial instruments for trading purposes. The investment policy was designed to preserve capital and safeguard principal, to meet all liquidity requirements of the Company and to provide a competitive rate of return. The investment policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities on the Company’s behalf, requires certain mandatory reporting activity and discusses review of the portfolio. The Company operates its investment program under the guidelines of its investment policy and continuously monitors its investments and policies. The Company believes that its policies and monitoring program mitigate the risks with regard to its current investments.

Loral currently maintains its cash in liquid money market funds. We do not currently hold any investments in auction rate securities or enhanced money market funds that have been subject to recent liquidity issues and price declines. We do not anticipate moving into short-term investments for the foreseeable future until liquidity returns to these markets.

On February 27, 2007, Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR on October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”). See Note 13 to the financial statements.

The price of Loral’s common stock on October 16, 2006, the day before we signed the Securities Purchase Agreement, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair market value of the common stock on the date the financing closed, as compared to the conversion price, the Company is required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its net income (loss) applicable to common shareholders for the year ended December 31, 2007. We will also reflect a beneficial conversion feature in a similar manner for the Series B-1 Preferred Stock, in the period in which shareholder approval of the creation of the new class of Class B-1 non-voting common stock is received. This beneficial conversion feature is recorded as a decrease to net income applicable to common shareholders and results in a reduction of both basic and diluted earnings per share results. Accordingly, in the three months ended March 31, 2007, we recorded an increase to net loss applicable to common shareholders of $24.5 million. In the period in which shareholder approval of the new class of Class B-1 non-voting common stock is received, we expect that our net income (loss) applicable to common shareholders will be reduced (increased), as applicable, by approximately $154 million reflecting the beneficial conversion feature (less discount, if any, for the class B-1 non-voting common stock because of its non-voting status). To the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series A-1 Preferred Stock, we record an additional beneficial conversion feature that reduces our net income applicable to common shareholders. For the year ended December 31, 2007, we recorded a beneficial conversion feature of $1.2 million for dividends paid in additional shares of Loral Series A-1 Preferred Stock. We will also record an additional beneficial conversion feature in a similar manner for dividends paid in additional shares of Loral Series B-1 Preferred Stock in the period in which shareholder approval of the class B-1 non-voting common stock is received, and thereafter. For dividends paid and accrued through December 31, 2007 on the Loral Series B-1 Preferred Stock, the beneficial conversion feature that will be recorded when shareholder approval of the class B-1 non-voting common stock is received, is approximately $7 million.

Cash requirements at Satellite Manufacturing are driven primarily by working capital requirements to finance long-term receivables associated with satellite contracts, other vendor financing and capital spending required to maintain and expand the manufacturing facility. While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L has commenced a capacity expansion program through which SS/L is seeking to accommodate as many as 13 satellite awards per year depending on the complexity and timing of the specific satellites awarded, as well as to provide for greater in-house manufacturing of RF components and subassemblies. This expansion, which includes the use of third party offsite capacity and the upgrading of existing SS/L satellite test operations and RF assembly and test operations, is estimated to require total incremental capital expenditures of approximately $30 million. On February 27, 2008, SS/L and Northrop Grumman announced that they are pursuing a group of initiatives to broaden each company’s opportunities to provide the U.S. government with cost competitive satellite systems. As part of these initiatives, Northrop Grumman has agreed in principle to the use by SS/L of its satellite test facilities and services, which would allow Loral to better manage its capital expenditures for facilities expansion at SS/L and the related cash flow requirements associated with that expansion.

Historically, a portion of Satellite Manufacturing revenues are paid to SS/L in the form of “orbitals”, receivable payments from its customers that are earned over the life of the satellite. These payments are contingent upon continued satellite performance. As of December 31, 2007, SS/L had orbital receivables of $134.7 million, which will be received, generally over 15 years from launch, an increase of $51.5 million from orbital receivables of $83.2 million as of December 31, 2006. Continued growth in the Satellite Manufacturing business will result in a corresponding growth in the amount of such orbital receivables.

On November 30, 2007, SS/L entered into a second amendment to its $15 million cash collateralized amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the facility to December 31, 2008. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility, or December 31, 2008. Outstanding letters of credit are fully cash collateralized. As of December 31, 2007, $6.1 million of letters of credit under this facility were issued and outstanding.

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). The Credit Agreement amends and restates in its entirety the Customer Credit Agreement entered into by SS/L and Sirius on June 7, 2006 (the “Original Credit Agreement”). The purpose of the amendment and restatement is to make available to Sirius financing for the purchase of a second satellite under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Amended Satellite Purchase Agreement”). Under the Credit Agreement, SS/L has agreed to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”). Loans made under the Credit Agreement are secured by Sirius’ rights under the Amended Satellite Purchase Agreement, including its rights to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., and, subject to certain exceptions, any future material subsidiary that may be formed by Sirius thereafter. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty, and, upon the occurrence of certain events, Sirius is required to prepay the loans. As of December 31, 2007, no loans were outstanding under the Credit Agreement. Sirius is currently eligible to borrow $82 million under the Credit Agreement, representing reimbursement of payments previously made by Sirius under the Amended Satellite Purchase Agreement.

On September 4, 2007, Loral Skynet entered into a Loan and Security Agreement with Valley National Bank (“Valley National”). The purpose of this loan agreement was to make available to Loral Skynet a loan (the “Loan”) to fund the redemption (the “Note Redemption”) of Loral Skynet’s 14% senior secured notes (see Note 10 to the financial statements). Pursuant to this loan agreement, Valley National made the Loan in a single advance of $141,050,000, which Loral Skynet used to fund the Note Redemption on September 5, 2007. This loan was fully cash collateralized with a CD purchased by Loral and held by Valley National. The interest rate on the Loan was 4.10% per annum. On October 31, 2007, the Loan was assumed by Telesat Canada as part of the Telesat Canada transaction and was repaid in full that same day by Telesat Canada. Also on October 31, 2007, the cash collateral CD was released and the cash was returned to Loral.

Telesat Canada

Cash and Available Credit

As of December 31, 2007, Telesat Canada had CAD 42 million of cash and short-term investments as well as CAD 133 million of borrowing availability under its Revolving Facility and $140 million of borrowing availability under its U.S. Term II Loan Facility as discussed below. Telesat Canada believes that cash and short-term investments as of December 31, 2007, net cash provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Credit Facility (as defined below) will be adequate to meet its expected cash requirement for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures through at least the next 12 months.

Telesat Canada has adopted conservative policies relating to and governing the investment of its surplus cash. The investment policy does not permit Telesat Canada to engage in speculative or leveraged transactions, nor does it permit Telesat Canada to hold or issue financial instruments for trading purposes. The investment policy was designed to preserve capital and safeguard principal, to meet all liquidity requirements of Telesat Canada and to provide a competitive rate of return. The investment policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities, requires certain mandatory reporting activity and discusses review of the portfolio. Telesat Canada operates its investment program under the guidelines of its investment policy.

Liquidity

The Telesat Canada purchase price of CAD 3.25 billion as well as transaction fees and expenses, the repayment of existing Loral Skynet debt and preferred stock, and Telesat Canada debt were funded by cash from Loral and PSP as well as borrowings by Telesat Canada.

A large portion of Telesat Canada’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat Canada believes its cash flow from operations will be sufficient to provide for a portion of its capital requirements and to fund its interest and debt payment obligations through 2008. Cash required for the construction of the Nimiq 4, Nimiq 5 and Telstar 11N satellites will be funded from some or all of the following: cash and short-term investments, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

Telesat Canada maintains approximately CAD 25 million in cash and cash equivalents within its subsidiary operating entities for the management of its liquidity. Telesat Canada’s intention is to maintain this level of cash and cash equivalents to assist with the day-to-day management of its cash flows.

Debt

In connection with the acquisition, Telesat Canada entered into agreements with a syndicate of banks to provide Telesat Canada with, in each case as described below, senior secured credit facilities (the “Credit Facility”), a senior bridge loan facility (the “Senior Bridge Loan”) and a senior subordinated bridge loan facility (the “Senior Subordinated Bridge Loan”) (together the “Facilities”). The Facilities are also guaranteed by Telesat Holdings Inc. and certain Telesat Canada subsidiaries.

Senior Secured Credit Facilities

The Credit Facility consists of several tranches, which are described below.

The Credit Facility is secured by substantially all of Telesat Canada’s assets. Under the terms of the Credit Facility, Telesat Canada is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates. Telesat Canada is also required to enter into swap agreements that will effectively fix or cap the interest rates on at least 50% of its funded debt for a 3 year period ending October 31, 2011. Each tranche of the Credit Facility is subject to mandatory principal repayment requirements, which, in the initial years, are generally 1/4 of 1% of the initial aggregate principal amount

Revolving Facility

The Revolving Facility is a CAD 153 million loan facility with a maturity date of October 31, 2012. Loans under the Revolving Facility currently bear interest at a floating rate of the Bankers Acceptance borrowing rate plus an applicable margin of 275 basis points. The applicable margin is subject to a leverage pricing grid. The Revolving Facility currently has an unused commitment fee of 50 bps that is subject to adjustment based upon a leverage pricing grid. As of December 31, 2007, CAD 20 million was drawn under this facility.

Canadian Term Loan Facility

The Canadian Term Loan Facility is a CAD 200 million loan with a maturity date of October 31, 2012. The Canadian Term Loan Facility bears interest at a floating rate of the Bankers Acceptance borrowing rate plus an applicable margin of 275 basis points.

U.S. Term Loan Facility

The U.S. Term Loan Facility is for $1.905 billion with a final maturity date of October 31, 2014. The U.S. Term Loan Facility is made up of two facilities, a $1.755 billion U.S. Term Loan I Facility and a $150 million U.S. Term Loan II Facility that is a 12 month delayed draw facility for satellite capital expenditures. The U.S. Term Loan Facility bears interest at LIBOR plus an applicable margin of 300 basis points.

The U.S. Term Loan II Facility has an unused commitment fee of 1/2 the applicable margin which is 150 basis points. Telesat Canada anticipates that it will draw the full amount of this facility during the 12 month availability period. As of December 31, 2007, $10 million of the facility was drawn; a further $38 million of the facility was drawn in January, 2008.

In order to hedge the currency risk for Telesat Canada both at closing and over the life of the loans, Loral Skynet entered into a currency basis swap to synthetically convert $1.054 billion of US dollar commitment to CAD 1.224 billion and transferred the benefit of the basis swap to Telesat Canada prior to closing. The CAD 1.224 billion bears interest at a floating rate of Bankers Acceptance plus an applicable margin of approximately 387 basis points.

Senior Bridge Loan

The Senior Bridge Loan is a $692.8 million senior unsecured loan advanced on the closing date. The Senior Bridge Loan has a maturity of October 31, 2008 and an initial interest rate per annum equal to the greater of 9% or three-month LIBOR plus the applicable margin. The applicable margin increases over time subject to an interest rate cap of 11%. The lenders under the Senior Bridge Loan have a right, as early as April 28, 2008, to make a securities demand (after a road show and marketing period customary for similar offerings) whereby Telesat Canada would issue high yield notes with registration rights but subject to an interest rate at or below the 11% cap in exchange for the Senior Bridge Loan. Telesat Canada has been advised by its lenders to expect to issue these high yield notes at or below the cap rate on April 30, 2008. Subject to the terms and conditions of the loan agreement, failure to comply with the securities demand would result in an event of default under the Senior Bridge Loan. If the Senior Bridge Loan should still be outstanding on October 31, 2008, then, subject to satisfaction of certain conditions, including that there exists no default or event of default under the senior bridge loan agreement, the Senior Bridge Loan will automatically convert to senior rollover loans having a maturity date of seven years from the rollover date. The rollover loans bear interest initially at the rate applicable to the Senior Bridge Loan on the rollover date, increasing thereafter over time but subject to the rate cap of 11%. On and after the rollover date, holders of at least $25 million principal amount of senior rollover loans can exchange their rollover loans for senior exchange notes and at a holder’s option, may further elect to fix the interest rate on its exchange note at the then applicable rate. Covenants contained in the senior bridge loan agreement are substantially the same as those contained in the Credit Facility except that there is no requirement to maintain financial ratios.

Senior Subordinated Bridge Loan

The Senior Subordinated Bridge Loan is a $217.2 million senior subordinated unsecured loan advanced on the closing date. The Senior Subordinated Bridge Loan has a maturity of October 31, 2008 and an initial interest rate per annum equal to the greater of 10.5% or three-month LIBOR plus the applicable margin. The applicable margin increases over time subject to an interest rate cap of 12.5%. The lenders under the Senior Subordinated Bridge Loan have a right, as early as April 28, 2008, to make a securities demand (after a road show and marketing period customary for similar offerings) whereby Telesat Canada would issue high yield notes with registration rights but subject to an interest rate at or below the 12.5% cap in exchange for the Senior Subordinated Bridge Loan. Telesat Canada has been advised by its lenders to expect to issue these high yield notes at or below the cap rate on April 30, 2008. Subject to the terms and conditions of the loan agreement, failure to comply with the securities demand would result in an event of default under the Senior Subordinated Bridge Loan. If the Senior Subordinated Bridge Loan should still be outstanding on October 31, 2008, then subject to satisfaction of certain conditions, including that there exists no default or event of default under the senior subordinated bridge loan agreement, the Senior Subordinated Bridge Loan will automatically convert to senior subordinated rollover loans having a maturity date of nine years from the rollover date. The rollover loans bear interest initially at the rate applicable to the Senior Subordinated Bridge Loan on the rollover date, increasing thereafter over time but subject to the rate cap of 12.5%. On and after the rollover date, holders of at least $25 million principal amount of senior subordinated rollover loans can exchange their rollover loans for senior subordinated exchange notes and at a holder’s option, may further elect to fix the interest rate on its exchange note at the then applicable rate. Covenants contained in the senior subordinated bridge loan agreement are substantially the same as those contained in the Credit Facility except that there is no requirement to maintain financial ratios.

Interest Expense

An estimate of the interest expense on the Facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Credit Facility, the Senior Bridge Loan and the Senior Subordinated Bridge Loan. Telesat Canada’s estimated interest expense for 2008 is approximately CAD 285 million.

Derivatives

Telesat Canada has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.

Telesat Canada uses forward contracts to hedge its foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At December 31, 2007, Telesat Canada had outstanding foreign exchange contracts which require them to pay Canadian dollars to receive $198.9 million for future capital expenditures. The fair value of these derivative contract liabilities resulted in an unrealized loss of CAD 17.5 million as of December 31, 2007. These forward contracts are due between January 1, 2008 and December 1, 2009.

In order to hedge the currency risk for Telesat Canada, both at closing and over the life of the loans, Loral Skynet entered into a currency basis swap to synthetically convert $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt. Loral Skynet transferred the currency basis swap to Telesat Canada prior to closing. The fair value of this derivative contract at December 31, 2007 resulted in an unrealized loss of CAD 262 million.

On November 30, 2007, Telesat Canada entered into a series of five interest rate swaps to fix interest rates on $600 million of U.S. dollar denominated debt and CAD 630 million of Canadian dollar denominated debt for an average term of 3.2 years. Average rates achieved, before any borrowing spread, were 4.12% on the U.S. dollar denominated swaps and 4.35% on the Canadian dollar denominated swaps. As of December 31, 2007, the fair value of these derivative contract liabilities was an unrealized loss of CAD 6.4 million. With these transactions, Telesat Canada has met its requirement under the Credit Facility to effectively fix or cap at least 50% of its funded debt.

Capital Expenditures

Telesat Canada has entered into contracts for construction and launch of the Nimiq 4 satellite, and construction of the Nimiq 5 and Telstar 11N satellites. The outstanding commitments as of December 31, 2007 on these contracts are approximately $264 million. These expenditures will be funded by Telesat Canada’s cash flow from operations as well as the U.S. Term Loan II Facility.

Contractual Obligations and Other Commercial Commitments

The following tables aggregate our contractual obligations and other commercial commitments as of December 31, 2007 (in thousands).

Contractual Obligations:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases(1)	$32,765	$8,589	$14,624	$7,573	$1,979
Unconditional purchase obligations(2)	567,910	495,241	70,889	1,780	—
Liability to PSP(3)	9,306	9,306	—	—	—
Other long-term obligations(4)	30,541	16,138	14,403	—	—

Total contractual cash obligations(5)	$640,522	$529,274	$99,916	$9,353	$1,979

Other Commercial Commitments:

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			More than
	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit(6)	$6,127	$6,127	$—	$—	$—

(1)	Represents future minimum payments under operating leases with initial or remaining terms of one year or more, net of sub-lease rentals of $0.7 million.

(2)	SS/L has entered into various purchase commitments with suppliers due to the long lead times required to produce purchased parts.

(3)	Represents the final equity true-up payment to PSP in connection with the Telesat Canada transaction.

(4)	Primarily represents vendor financing amounts owed to subcontractors and commitments under employment arrangements.

(5)	Does not include our commitment of approximately $54.2 million in connection with an agreement entered into between SS/L and ViaSat for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1 and our FIN 48 liabilities for uncertain tax positions of $68.0 million. On January 11, 2008, we entered into certain agreements (see Note 19 to the financial statements), pursuant to which we are investing in the Canadian coverage portion of the ViaSat-1 Satellite and granting to Telesat Canada an option to acquire our rights to the Canadian payload. Because the timing of future cash outflows associated with our FIN 48 liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

(6)	Letters of credit have a maturity of one year and are renewed annually.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for 2007 was $27 million. This was primarily due to a decrease in accounts receivable of $65 million from the collection of vendor financing from a customer and a $22 million increase in cash from net income adjusted for non-cash items including an increase in income taxes payable attributable to taxes expensed in 2007 to be paid in 2008 related to the gain from the contribution of substantially all of the Loral Skynet assets and related liabilities to Telesat Canada. These sources of cash were partially offset by an increase in contracts-in-process of $61 million and a reduction in customer advances of $17 million due to continued progress on the related satellite programs.

Net cash provided by operating activities for 2006 was $88 million. This was primarily due to the net loss adjusted for non-cash items of $86 million, an increase in customer advances of $51 million resulting from timing of satellite program milestone payments and higher accrued expenses and other current liabilities of $18 million in part due to higher accrued interest. This change was partially offset by an increase in inventory of $32 million, which will accommodate the increased volume and a reduction of $20 million in pension and other postretirement liabilities primarily due to contributions made to the pension plan of $27 million (see Note 15 to the financial statements).

Net cash used in operating activities for the period October 2, 2005 to December 31, 2005 and for the period January 1, 2005 to October 1, 2005 was $38 million and $144 million, respectively, totaling $182 million for 2005. This was primarily due to $80 million of payments to creditors in connection with our Plan of Reorganization, the reduction in customer advances of $56 million because of continued progress on the related programs and the deferral of billings of $46 million in connection with certain SS/L contracts.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities for 2007 was $62 million, primarily resulting from the net effect of cash management of short-term investments of $118 million and net proceeds received for the contribution of Loral Skynet to Telesat Canada of $58 million. These changes were partially offset by capital expenditures of $96 million, an increase in restricted cash of $20 million and a net distribution from an equity investment of $2 million.

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

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for 2007 was $40 million, primarily resulting from the proceeds, net of expenses, from the sale of preferred stock of $284 million, the borrowing of a term loan of $141 million from Valley National to fund redemption of the Loral Skynet Notes and the proceeds from the exercise of stock options of $2 million, partially offset by the distribution of proceeds for the redemption of the Loral Skynet Preferred Stock of $238 million, the repayment of the Loral Skynet Notes of $126 million, the redemption premium of $13 million paid on the extinguishment of the Loral Skynet Notes and cash dividends paid on the Loral Skynet Preferred Stock of $12 million.

Net cash used in financing activities for 2006 was $1 million, resulting from the cash dividend payment on the Loral Skynet Preferred Stock made in the third quarter.

Net cash provided by financing activities for the period October 2, 2005 to December 31, 2005 and the period January 1, 2005 to October 1, 2005 was $121 million and zero, respectively, totaling $121 million for 2005, representing the proceeds from the issuance of the Loral Skynet Notes (see Note 12 to the financial statements).

Other

During 2007, we made no contributions to the qualified pension plan and funded approximately $3 million for other employee post-retirement benefit plans. In September 2006, Loral made the minimum required contribution of $2.3 million to the pension plan and made an additional voluntary contribution to the pension plan of $25.2 million. The additional voluntary contribution was made to improve the funded status of the pension plan and to reduce future expected contributions. During 2005, we contributed $20 million to the qualified pension plan. During 2008, based on current estimates, we expect to contribute approximately $34 million to the qualified pension plan and expect to fund approximately $4 million for other employee post-retirement benefit plans.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Note 8 to the financial statements for further information on affiliate matters).

Our consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in millions):

	Successor Registrant			Predecessor Registrant
			For the Period	For the Period
			October 2,	January 1,
	Year Ended		2005 to	2005 to
	December 31,		December 31,	October 1,
	2007	2006	2005	2005
	(In millions)
Revenues	$22.0	$11.3	$4.1	$10.0
Elimination of Loral’s proportionate share of (profits) losses relating to affiliate transactions	1.9	0.4	(2.9)	0.6
Profits (losses) relating to affiliate transactions not eliminated	(1.1)	(0.3)	2.3	(0.5)

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item 1A — Risk Factors and also in Note 17 to the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates. As of December 31, 2007, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the December 31, 2007 exchange rates) that were unhedged (in millions):

	Foreign Currency		U.S. $

Future revenues — Japanese Yen		¥84	$0.7
Future expenditures — Japanese Yen		¥4,222	$37.6
Future expenditures — EUROs	E	3.7	$5.5

Interest

The Company has no long-term debt or any exposure to changes in interest rates with respect thereto. Prior to the close of the Telesat Canada transaction, Loral Skynet had debt at a fixed rate of 14.0%.

As of December 31, 2007, the only marketable securities held by the Company was approximately 43,200 shares of Globalstar Inc. common stock. During the year, however, the Company did hold other marketable securities which consisted of corporate bonds, Euro dollar bonds, certificates of deposits, commercial paper, Federal Agency notes and auction rate securities. We invest in these other marketable securities with the intent to hold them to maturity and classify them as such, except for the auction-rate-securities which we classify as available-for-sale securities. During the year we sold all of our non-Globalstar marketable securities without any loss of principal to Loral as well as substantially all of our holdings in Globalstar Inc. common stock.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2007, to determine whether our disclosure controls and procedures ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective due to a material weakness related to the operation of internal control over financial reporting with respect to the accounting for and disclosure of income taxes, as discussed below in Management’s Report on Internal Control over Financial Reporting. Additional review, evaluation and oversight have been undertaken to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, our chief executive officer and chief financial officer have concluded that the consolidated financial statements in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under such criteria, our management concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2007 related to income tax accounting. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company did not maintain adequate processes and a sufficient number of technically qualified personnel to facilitate the timely resolution of issues associated with the Company’s income tax closing process primarily relating to those issues attributable to the Telesat Canada transaction. As a result of this material weakness, management has concluded that the Company’s internal control over financial reporting as of December 31, 2007 was not effective based on the criteria in Internal Control — Integrated Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Company is evaluating several remedial steps to improve controls surrounding its income tax closing process, including enhancing the technical resources in the income tax accounting function and conducting an evaluation of organizational processes and structure to identify and implement the appropriate solutions regarding its income tax closing process including retaining additional external resources.

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
New York, New York

We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain adequate processes and a sufficient number of technically qualified personnel to facilitate the timely resolution of issues associated with the Company’s income tax accounting closing process. As a result of this material weakness in the design of internal controls over the accounting for income taxes, the Company failed to complete its income tax accounting process in a timely manner. This deficiency results in a more than remote likelihood that a material misstatement to the Company’s income tax expense and related liabilities and deferred tax asset accounts in the annual or interim consolidated financial statements will not be prevented or detected in a timely manner.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, and this report does not affect our report on such consolidated financial statements and financial statement schedules.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and our report dated April 29, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph which indicates that as of January 1, 2007, the Company changed its method of accounting for uncertain tax positions.

/s/  DELOITTE & TOUCHE LLP

New York, New York
April 29, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of March 1, 2008.

Name	Age	Position

Michael B. Targoff	63	Chief Executive Officer since March 1, 2006, President since January 2008 and Vice Chairman of the Board of Directors since November 2005. Prior to that, founder of Michael B. Targoff & Co.
C. Patrick DeWitt	61	Senior Vice President since January 2008. Vice President from November 2005 to January 2008. Vice President of Old Loral from January 2002 to November 2005. Chief Executive Officer of SS/L since June 2006. President of SS/L from November 2001 to June 2006.
Avi Katz	49	Senior Vice President, General Counsel and Secretary since January 2008. Vice President, General Counsel and Secretary from November 2005 to January 2008. Vice President, General Counsel and Secretary of Old Loral from November 1999 to November 2005.
Richard P. Mastoloni	43	Senior Vice President of Finance and Treasurer since January 2008. Vice President and Treasurer from November 2005 to January 2008. Vice President and Treasurer of Old Loral from February 2002 to November 2005. Vice President of Old Loral from September 2001 to February 2002.
Harvey B. Rein	54	Senior Vice President and Chief Financial Officer since January 2008. Vice President and Controller from November 2005 to January 2008. Vice President and Controller of Old Loral from April 1996 to November 2005.
John Capogrossi	54	Vice President and Controller since January 2008. Executive Director, Financial Planning and Analysis, from October 2006 to January 2008. Assistant Controller from November 2005 to October 2006. Assistant Controller of Old Loral from January 2001 to November 2005.

With the exception of Messrs. Targoff and Capogrossi, the above-named executive officers of Loral were officers of Old Loral and certain of its subsidiaries which, on July 15, 2003, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code.

The remaining information required under Item 10 will be presented in the Company’s 2008 definitive proxy statement which is incorporated herein by reference.

Item 11.	Executive Compensation

Information required under Item 11 will be presented in the Company’s 2008 definitive proxy statement which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12 will be presented in the Company’s 2008 definitive proxy statement which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required under Item 13 will be presented in the Company’s 2008 definitive proxy statement which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2008 definitive proxy statement which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

Index to Financial Statements and Financial Statement Schedule	F-1

Loral Space & Communications Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the years ended December 31, 2007, and 2006 and the periods October 2, 2005 to December 31, 2005 (Successor Registrant) and January 1, 2005 to October 1, 2005 (Predecessor Registrant)
F-5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, and 2006 and the periods October 2, 2005 to December 31, 2005 (Successor Registrant) and January 1, 2005 to October 1, 2005 (Predecessor Registrant)
F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2007, and 2006 and the periods October 2, 2005 to December 31, 2005 (Successor Registrant) and January 1, 2005 to October 1, 2005 (Predecessor Registrant)
F-7
Notes to Consolidated Financial Statements	F-8

(a) 2. Financial Statement Schedules
Schedule II	F-76

Separate Financial Statements of Subsidiaries not consolidated Pursuant to Rule 3-09 of Regulation S-X

Telesat Holdings Inc. and Subsidiaries:
Report of Independent Registered Accountants	F-77
Consolidated Statement of Earnings for the period October 31, 2007 to December 31, 2007	F-78
Consolidated Statement of Comprehensive Loss for the period October 31, 2007 to December 31, 2007	F-79
Consolidated Statement of Shareholders’ Equity for the period October 31, 2007 to December 31, 2007	F-80
Consolidated Balance Sheet as of December 31, 2007	F-81
Consolidated Statement of Cash Flow for the period October 31, 2007 to December 31, 2007	F-82
Notes to Consolidated Financial Statements	F-83

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 3, 2005(2)
2.2	Modification to Debtors’ Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated August 1, 2005(3)
2.3	Letter Agreement among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363213 Canada Inc. dated December 14, 2006(9)
2.4	Share Purchase Agreement among 4363213 Canada Inc., BCE Inc. and Telesat Canada dated December 16, 2006(9)
2.5	Letter Agreement among Loral Space & Communications Inc., Public Sector Pension Investment Board and BCE Inc. dated December 16, 2006(9)
2.6	Asset Transfer Agreement, dated as of August 7, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(15)
2.7	Amendment No. 1 to Asset Transfer Agreement, dated as of September 24, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(18)
2.8	Asset Purchase Agreement, dated as of August 7, 2007, by and among Loral Skynet Corporation, Skynet Satellite Corporation and Loral Space & Communications Inc.(15)
3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated November 21, 2005(4)
3.2	Loral Space & Communications Inc. Amended and Restated Bylaws dated December 17, 2007(20)
4.1	Certificate of Designation of Series A-1 Cumulative 7.50% Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Loral Space & Communications Inc.(10)
4.2	Certificate of Designation of Series B-1 Cumulative 7.50% Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Loral Space & Communications Inc.(10)
10.1	Consent Agreement among the United States Department of State, Loral Space & Communications Ltd. and Space Systems/Loral, Inc. dated January 9, 2002(1)
10.2	Amended and Restated Letter of Credit Reimbursement Agreement between Space Systems/Loral, Inc. and JP Morgan Chase Bank, N.A. dated November 21, 2005(4)
10.3	Amended and Restated Cash Collateral Agreement dated November 21, 2005(4)
10.4	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, by and between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc.(14)
10.5	Ancillary Agreement, dated as of August 7, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363230 Canada Inc.(15)
10.6	Adjustment Agreement, dated as of October 29, 2007, between Telesat Interco Inc. (formerly 4363213 Canada Inc.), BCE Inc. and Telesat Canada(19)
10.7	Omnibus Agreement, dated as of October 30, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, Red Isle Private Investments Inc. and Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(19)
10.8	Shareholders Agreement, dated as of October 31, 2007, between Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Space & Communications Holdings Corporation, Loral Holdings Corporation, Loral Skynet Corporation, John P. Cashman, Colin D. Watson, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat Canada and MHR Fund Management LLC(19)
10.9	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat Canada(19)
10.10	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat Canada, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(19)

Exhibit
Number	Description

10.11	Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat Canada, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(19)
10.12	Securities Purchase Agreement dated October 17, 2006, as amended and restated on February 27, 2007, by and between Loral Space & Communications Inc. and MHR Fund Management LLC(10)
10.13	Amended and Restated Registration Rights Agreement dated February 27, 2007 by and among Loral Space & Communications Inc., Loral Skynet Corporation and the Persons Affiliated with MHR Fund Management LLC Listed on the Signature Pages Thereof(10)
10.14	Memorandum of Understanding, dated March 21, 2007 relating to Babus v. Targoff, et al.(11)
10.15	Letter Agreement dated April 25, 2007 between Loral Space & Communications Inc. and MHR Fund Management LLC(12)
10.16	Letter Agreement dated August 8, 2007 between Loral Space & Communications Inc. and MHR Fund Management LLC(16)
10.17	Letter Agreement, dated August 29, 2007, by and among Loral Space & Communications, Inc. and the holders of the outstanding Series A Cumulative 7.50% Convertible Preferred Stock and Series B Cumulative 7.50% Convertible Preferred Stock of Loral Space & Communications Inc.(17)
10.18	Letter Agreement dated April 28, 2008 between Loral Space & Communications Inc. and MHR Fund Management LLC†
10.19	Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(20)
10.20	Beam Sharing Agreement, dated as of January 11, 2008, by and between Loral Space & Communications Inc. and ViaSat Inc.(22)
10.21	Option Agreement, dated as of January 11, 2008, by and between Loral Space & Communications Inc. and Telesat Canada(22)
10.22	Employment Agreement between Loral Space & Communications Inc. and Michael B. Targoff dated March 28, 2006(5)‡
10.23	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(4)‡
10.24	Officers’ and Directors’ Indemnification Agreement between Space Systems/Loral, Inc. and C. Patrick DeWitt dated November 21, 2005(4)‡
10.25	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 16, 2007) (13)‡
10.26	Form of Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan for Senior Management(4)‡
10.27	Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan between Loral Space & Communications Inc. and Michael B. Targoff dated March 28, 2006(5)‡
10.28	Non Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan between Loral Space & Communications Inc. and Richard J. Townsend dated June 19, 2006(7)‡
10.29	Form of Director 2006 Restricted Stock Agreement (13)‡
10.30	Form of Director 2007 Restricted Stock Agreement (13)‡
10.31	Form of Employee Restricted Stock Agreement (13)‡
10.32	Space Systems/Loral, Inc. Supplemental Executive Retirement Plan dated January 7, 2003(5)‡
10.33	Amendment to the Space Systems/Loral, Inc. Supplemental Executive Retirement Plan dated November 21, 2005(4)‡
10.34	Loral Space & Communications Inc. Severance Policy for Corporate Officers(6)‡
10.35	General Release and Separation Agreement dated January 4, 2008 between Loral Space & Communications Inc. and Richard J. Townsend (21) ‡

Exhibit
Number	Description

10.36	Letter dated March 28, 2008 to Richard J. Townsend(23)‡
10.37	General Release and Separation Agreement dated January 10, 2008 between Loral Space & Communications Inc. and Dean A. Olmstead (22) ‡
10.38	General Release and Separation Agreement dated January 11, 2008 between Loral Space & Communications Inc. and Eric J. Zahler (22) ‡
10.39	Consulting Agreement dated January 4, 2008 between Loral Space & Communications Inc. and Richard J. Townsend (21) ‡
12.1	Statement Re: Computation of Ratios†
14.1	Code of Conduct, Revised as of August 1, 2006(8)
21.1	List of Subsidiaries of the Registrant†
23.1	Consent of Deloitte & Touche LLP†
23.2	Consent of Deloitte & Touche LLP†
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†
99.1	Credit Agreement, dated as of October 31, 2007, among Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat Holdings Inc. (formerly 4363205 Canada Inc.), 4363230 Canada Inc., Telesat LLC, certain subsidiaries of Telesat Holdings Inc., as guarantors, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley & Co. Incorporated, as collateral agent for the lenders, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, as issuing bank, and Citibank, N.A., Canadian Branch or any of its lending affiliates, as co-documentation agents, and Morgan Stanley & Co. Incorporated, UBS Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running managers(19)
99.2	Senior Bridge Loan Agreement, dated as of October 31, 2007, among Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat Holdings Inc. (formerly 4363205 Canada Inc.), 4363230 Canada Inc., Telesat LLC, certain subsidiaries of Telesat Holdings Inc., as guarantors, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia and Jefferies Finance LLC, as co-documentation agents, and Morgan Stanley & Co. Incorporated, UBS Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running managers(19)
99.3	Senior Subordinated Bridge Loan Agreement, dated as of October 31, 2007, among Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat Holdings Inc. (formerly 4363205 Canada Inc.), 4363230 Canada Inc., Telesat LLC, certain subsidiaries of Telesat Holdings Inc., as guarantors, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia and Jefferies Finance LLC, as co-documentation agents, and Morgan Stanley & Co. Incorporated, UBS Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running managers(19)
99.4	Articles of Incorporation of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(19)
99.5	By-Law No. 1 of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(19)
99.6	Letter Agreement dated March 28, 2008 among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, Red Isle Private Investment Inc. and Telesat Holdings Inc.(23)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2002.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2005.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2005.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 20, 2006.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed by the Company on June 26, 2006.

(8)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q filed on August 8, 2006.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2006.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2007.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2007.

(12)	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on May 10, 2007.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 2, 2007.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2007.

(16)	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on August 9, 2007.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2007.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 27, 2007.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 10, 2008.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2008.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 31, 2008.

†	Filed herewith.

‡	Management compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ MICHAEL B. TARGOFF
Michael B. Targoff
Vice Chairman of the Board,
Chief Executive Officer and President
Dated: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Vice Chairman of the Board, Chief Executive Officer and President	April 29, 2008

/s/ MARK H. RACHESKY, M.D. Mark H. Rachesky, M.D.	Director, Non-Executive Chairman of the Board	April 29, 2008

/s/ SAI S. DEVABHAKTUNI Sai S. Devabhaktuni	Director	April 29, 2008

/s/ HAL GOLDSTEIN Hal Goldstein	Director	April 29, 2008

/s/ JOHN D. HARKEY, JR. John D. Harkey, Jr.	Director	April 29, 2008

/s/ ARTHUR L. SIMON Arthur L. Simon	Director	April 29, 2008

/s/ JOHN P. STENBIT John P. Stenbit	Director	April 29, 2008

/s/ HARVEY B. REIN Harvey B. Rein	Senior Vice President and CFO (Principal Financial Officer)	April 29, 2008

/s/ JOHN CAPOGROSSI John Capogrossi	Vice President and Controller (Principal Accounting Officer)	April 29, 2008

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Loral Space & Communications Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and for the periods October 2, 2005 to December 31, 2005 (Successor Registrant) and January 1, 2005 to October 1, 2005 (Predecessor Registrant)
F-5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007 and 2006 and for the periods October 2, 2005 to December 31, 2005 (Successor Registrant) and January 1, 2005 to October 1, 2005 (Predecessor Registrant)
F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the periods October 2, 2005 to December 31, 2005 (Successor Registrant) and January 1, 2005 to October 1, 2005 (Predecessor Registrant)
F-7
Notes to Consolidated Financial Statements	F-8
Schedule II	F-76
Separate Financial Statements of Subsidiaries not consolidated Pursuant to Rule 3-09 of Regulation S-X
Telesat Holdings Inc. and Subsidiaries:
Report of Independent Registered Accountants	F-77
Consolidated Statement of Earnings for the period October 31, 2007 to December 31, 2007	F-78
Consolidated Statement of Comprehensive Loss for the period October 31, 2007 to December 31, 2007	F-79
Consolidated Statement of Shareholders’ Equity for the period October 31, 2007 to December 31, 2007	F-80
Consolidated Balance Sheet as of December 31, 2007	F-81
Consolidated Statement of Cash Flow for the period October 31, 2007 to December 31, 2007	F-82
Notes to Consolidated Financial Statements	F-83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Loral Space & Communications Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006, for the period from October 2, 2005 to December 31, 2005 (Successor Registrant operations), and for the period from January 1, 2005 to October 1, 2005 (Predecessor Registrant operations). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the Successor Registrant consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the period from October 2, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Registrant consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the period from January 1, 2005 to October 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

As discussed in Note 12 to the consolidated financial statements, as of January 1, 2007, the Company changed its method of accounting for uncertain tax positions to adopt the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109.

As discussed in Note 15 to the consolidated financial statements, as of December 31, 2006, the Company changed its method of accounting for pensions and other employee benefits to adopt the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.

As discussed in Note 3 to the consolidated financial statements, as of October 1, 2005, the Company changed its method of accounting for stock-based compensation to adopt the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/  DELOITTE & TOUCHE LLP

New York, New York
April 29, 2008

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$314,694	$186,542
Short-term investments	—	106,588
Accounts receivable, net	—	76,420
Contracts-in-process	109,376	40,433
Inventories	96,968	82,183
Other current assets	48,850	55,534

Total current assets	569,888	547,700
Property, plant and equipment, net	147,828	558,879
Long-term receivables	132,400	81,164
Investments in affiliates	566,196	97,202
Goodwill	227,058	305,691
Intangible assets, net	42,854	111,749
Other assets	16,715	27,526

Total assets	$1,702,939	$1,729,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,205	$67,604
Accrued employment costs	42,890	43,797
Customer advances and billings in excess of costs and profits	251,954	242,661
Income taxes payable	31,239	2,567
Accrued interest and preferred dividends	4,979	20,097
Other current liabilities	39,512	42,828

Total current liabilities	439,779	419,554
Pension and other postretirement liabilities	152,341	167,987
Long-term debt	—	128,084
Long-term liabilities	137,261	153,028

Total liabilities	729,381	868,653
Minority interest	—	214,256
Commitments and contingencies
Shareholders’ equity:
Series A-1 Cumulative 7.5% convertible preferred stock, $0.01 par value 2,200,000 shares authorized, 141,953 shares issued and outstanding in 2007	41,873	—
Series B-1 Cumulative 7.5% convertible preferred stock, $0.01 par value 2,000,000 shares authorized, 900,821 shares issued and outstanding in 2007	265,777	—
Common stock, $.01 par value; 40,000,000 shares authorized, 20,292,746 and 20,000,000 shares issued and outstanding	203	200
Paid-in capital	663,127	644,708
Accumulated deficit	(33,939)	(37,981)
Accumulated other comprehensive income	36,517	40,075

Total shareholders’ equity	973,558	647,002

Total liabilities and shareholders’ equity	$1,702,939	$1,729,911

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

				Predecessor
	Successor Registrant			Registrant
			For the Period	For the Period
			October 2,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
Revenues from satellite manufacturing	$761,363	$636,632	$161,069	$318,587
Revenues from satellite services	121,091	160,701	36,096	110,596

Total revenues	882,454	797,333	197,165	429,183
Cost of satellite manufacturing	688,991	550,821	138,882	291,454
Cost of satellite services	86,213	98,614	26,386	94,169
Selling, general and administrative expenses	166,936	127,080	36,842	79,419
Gain on contribution of Loral Skynet	(104,942)	—	—	—
Gain on litigation settlement	—	(9,000)	—	—

Operating income (loss) from continuing operations before reorganization expenses due to bankruptcy	45,256	29,818	(4,945)	(35,859)
Reorganization expenses due to bankruptcy	—	—	—	(31,236)

Operating income (loss) from continuing operations	45,256	29,818	(4,945)	(67,095)
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	—	—	1,101,453
Interest and investment income	39,279	31,526	4,128	6,438
Interest expense (contractual interest was $36,610 for the period ended October 1, 2005)	(2,312)	(23,449)	(4,408)	(17,214)
Gain (loss) on foreign exchange contracts	89,364	(5,750)	—	—
Loss on extinguishment of debt	(16,155)
Other income (expense)	2,354	(2,028)	(170)	(931)

Income (loss) from continuing operations before income taxes, equity in net losses of affiliates and minority interest	157,786	30,117	(5,395)	1,022,651
Income tax (provision) benefit	(83,457)	(20,880)	(1,752)	10,901

Income (loss) from continuing operations before equity in net losses of affiliates and minority interest	74,329	9,237	(7,147)	1,033,552
Equity in net losses of affiliates	(21,430)	(7,163)	(5,447)	(2,796)
Minority interest	(23,240)	(24,794)	(2,667)	126

Income (loss) from continuing operations	29,659	(22,720)	(15,261)	1,030,882
Gain on sale of discontinued operations, net of taxes	—	—	—	13,967

Net income (loss)	29,659	$(22,720)	$(15,261)	$1,044,849
Preferred dividends	(19,379)	—	—	—
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock	(25,685)	—	—	—

Net (loss) income applicable to common shareholders	$(15,405)	$(22,720)	$(15,261)	$1,044,849

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.77)	$(1.14)	$(0.76)	$23.37
Discontinued operations	—	—	—	0.32

(Loss) earnings per share	$(0.77)	$(1.14)	$(0.76)	$23.69

Weighted average shares outstanding:
Basic and diluted	20,087	20,000	20,000	44,108

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Series A-1		Series B-1								Accumulated
	Convertible		Convertible								Other	Total
	Preferred Stock		Preferred Stock		Common Stock				Unearned		Comprehensive	Shareholders’
	Shares		Shares		Shares		Paid-In	Treasury	Compen-	Accumulated	Income	(Deficit)
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Stock	sation	Deficit	(Loss)	Equity

Predecessor Registrant
Balance, January 1, 2005					44,125	$4,413	$3,392,825	$(3,360)	$(87)	$(4,348,231)	$(89,661)	$(1,044,101)
Amortization of unearned compensation									60			60
Net income										1,044,849
Other comprehensive loss											(808)
Comprehensive income												1,044,041
Cancellation of Predecessor Registrant common stock					(44,125)	(4,413)	4,413					—
Issuance of common stock to creditors					20,000	200	642,068					642,268
Fresh-start adjustment							(3,397,238)	3,360	27	3,303,382	90,469	—

Balance, October 1, 2005					20,000	200	642,068	—	—	—	—	642,268
Successor Registrant
Net loss										(15,261)
Other comprehensive income											15
Comprehensive loss												(15,246)
Stock option compensation							142					142

Balance, December 31, 2005					20,000	200	642,210	—	—	(15,261)	15	627,164
Adjustment to initially apply SFAS 158, net of tax, as restated											29,951	29,951
Net loss										(22,720)
Other comprehensive income, as restated											10,109
Comprehensive loss, as restated												(12,611)
Stock based compensation							2,498					2,498

Balance, December 31, 2006					20,000	200	644,708	—	—	(37,981)	40,075	647,002
Cumulative effect related to adoption of FIN48										(6,238)		(6,238)
Net income										29,659
Other comprehensive income											(3,558)
Comprehensive income												26,101
Issuance of Series A-1 preferred stock	137	$40,237					(1,218)					39,019
Issuance of Series B-1 preferred stock			859	$253,013			(7,646)					245,367
Issuance of Series A-1 preferred stock as payment for dividend	5	1,636										1,636
Issuance of Series B-1 preferred stock as payment for dividend			42	12,764								12,764
Exercise of stock options					108	1	1,920					1,921
Restricted shares surrendered to fund withholding taxes					(20)	—	(982)					(982)
Stock based compensation					205	2	26,345					26,347
Preferred stock dividends										(19,379)		(19,379)

Balance, December 31, 2007	142	$41,873	901	$265,777	20,293	$203	$663,127	$—	$—	$(33,939)	$36,517	$973,558

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				Predecessor
	Successor Registrant			Registrant
	Year Ended	Year Ended	For the Period	For the Period
	December 31,	December 31,	October 2, 2005 to	January 1, 2005 to
	2007	2006	December 31, 2005	October 1, 2005
Operating activities:
Net income (loss)	$29,659	$(22,720)	$(15,261)	$1,044,849
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items	(35,971)	108,584	29,366	(1,051,330)
Changes in operating assets and liabilities:
Accounts receivable	64,828	(9,129)	1,855	557
Contracts-in-process	(60,884)	5,551	42,459	(76,464)
Inventories	(15,872)	(31,990)	(7,899)	(10,212)
Long-term receivables	(266)	(2,214)	(13,833)	(22,361)
Deposits	—	9,085	(35)	—
Other current assets and other assets	6,369	(1,121)	(9,914)	11,981
Accounts payable	6,041	(12,812)	(13,250)	(1,285)
Accrued expenses and other current liabilities	15,866	17,756	(64,039)	21,573
Customer advances	(17,751)	50,634	5,739	(62,212)
Income taxes payable	28,719	391	1,389	3,079
Pension and other postretirement liabilities	8,663	(20,453)	3,077	(3,650)
Long-term liabilities	(2,282)	(3,725)	335	1,844
Other	4	165	1,480	(196)

Net cash provided by (used in) operating activities	27,123	88,002	(38,531)	(143,827)

Investing activities:
Capital expenditures	(95,761)	(82,157)	(4,972)	(4,649)
(Increase) decrease in restricted cash in escrow	(19,709)	(323)	(54)	1,566
Insurance proceeds received	—	—	—	205,000
Proceeds received for the contribution of Loral Skynet net of cash contributed	57,591	—	—	—
Proceeds received from disposition of orbital slot	—	5,742	—	—
Proceeds from the sale of assets, net of expenses	—	—	—	144
Distribution from an equity investment	2,955	250	—	—
Proceeds from the sale of short-term investments and available-for-sale securities	468,571	7,098	—	—
Purchase of short-term investments	(350,895)	(106,588)	—	—
Investments in and advances to affiliates	(1,233)	—	(63)	(7,354)

Net cash provided by (used in) investing activities	61,519	(175,978)	(5,089)	194,707

Financing activities:
Proceeds from term loan (Loral Skynet Notes refinancing facility)	141,050	—	—	—
Repayment of Loral Skynet Notes	(126,000)	—	—	—
10% redemption fee on extinguishment of Loral Skynet Notes	(12,600)	—	—	—
Preferred stock issuance costs	(8,864)	—	—	—
Proceeds from the sale of Series-1 preferred stock	293,250	—	—	—
Redemption of Loral Skynet Preferred Stock	(237,599)	—	—	—
Proceeds from the exercise of stock options	2,097
Proceeds from Loral Skynet Notes	—	—	120,763	—
Cash dividends paid on Loral Skynet Preferred Stock	(11,824)	(1,278)	—	—

Net cash provided by (used in) financing activities	39,510	(1,278)	120,763	—

Increase (decrease) in cash and cash equivalents	128,152	(89,254)	77,143	50,880
Cash and cash equivalents — beginning of period	186,542	275,796	198,653	147,773

Cash and cash equivalents — end of period	$314,694	$186,542	$275,796	$198,653

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

Loral Space & Communications Inc. (“New Loral”), together with its subsidiaries is a leading satellite communications company with substantial activities in satellite manufacturing and investments in satellite-based communications services. New Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”).

The terms “Loral,” the “Company,” “we,” “our” and “us” when used in these financial statements with respect to the period prior to the Effective Date, are references to Old Loral, and when used with respect to the period commencing on and after the Effective Date, are references to New Loral. These references include the subsidiaries of Old Loral or New Loral, as the case may be, unless otherwise indicated or the context otherwise requires.

Loral is organized into two segments:

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

Satellite Services:

Until October 31, 2007, the operations of our satellite services segment were conducted through Loral Skynet Corporation (“Loral Skynet”), which leased transponder capacity to commercial and government customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, and provided managed network services to customers using a hybrid satellite and ground-based system. It also provided professional services, such as fleet operating services, to other satellite operators. At October 31, 2007, Loral Skynet had four in-orbit satellites and had one satellite under construction at SS/L.

On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdings Inc. (“Telesat Holdco”), a newly-formed joint venture, completed the acquisition of Telesat Canada from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco, the ultimate parent company of the resulting new entity (see Note 8). We use the equity method of accounting for our investment in Telesat Canada.

We refer to the acquisition of Telesat Canada and the related transfer of Loral Skynet to Telesat Canada as the Telesat Canada transaction. References to Telesat Canada with respect to periods prior to the closing of this transaction are references to the subsidiary of BCE and with respect to the period after the closing of this transaction are references to Telesat Holdco and/or its subsidiaries, as appropriate. Similarly, unless otherwise indicated, references to Loral Skynet with respect to periods prior to the closing of this transaction are references to the operations of Loral’s satellite services segment as conducted through Loral Skynet and with respect to the period commencing on and after the closing of this transaction are, if related to the fixed satellite services business, references to the Loral Skynet operations within Telesat Canada.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Bankruptcy Filings and Reorganization

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

The Debtors emerged from Chapter 11 on the Effective Date pursuant to the terms of their fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”). The Plan of Reorganization had previously been confirmed by order (the “Confirmation Order”) of the Bankruptcy Court entered on August 1, 2005. Pursuant to the Plan of Reorganization, among other things, the business and operations of Old Loral were transferred to New Loral, and Loral Skynet and SS/L emerged intact as separate subsidiaries of reorganized Loral.

Pursuant to the Plan of Reorganization:

•	20 million shares of New Loral common stock were issued to our distribution agent on the Effective Date, 19.9 million of which have been distributed to creditors as of December 31, 2007. The remaining undistributed shares of New Loral common stock have been reserved to cover disputed claims and will be distributed quarterly in accordance with the Plan of Reorganization upon resolution of those claims.

•	$200 million of Loral Skynet preferred stock was issued to our distribution agent on the Effective Date, $199.2 million of which has been distributed to creditors. This preferred stock was redeemed in connection with the Telesat Canada transaction. As for the remaining $0.8 million that had not been distributed as of the redemption date, upon resolution of disputed claims, the redemption amount plus accrued interest through the redemption date corresponding to such undistributed shares will be distributed to creditors in accordance with the Plan of Reorganization.

•	Pursuant to a rights offering, Loral Skynet issued on the Effective Date, $126 million, principal amount, of senior secured notes (the “Loral Skynet Notes”, see Note 10) to certain creditors who subscribed for the notes and to certain creditors who committed to purchase any unsubscribed notes (i.e., “backstopped” the offering). These notes were redeemed in connection with the Telesat Canada transaction.

3.	Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the results of Loral and its subsidiaries. All intercompany transactions have been eliminated. References in these consolidated financial statements to the Predecessor Registrant refer to Loral until October 1, 2005 and references to the Successor Registrant refer to Loral after October 1, 2005 and after giving effect to the adoption of fresh-start accounting.

The accompanying consolidated financial statements for the Predecessor Registrant have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) and on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. In addition, the consolidated statements of operations of the Predecessor Registrant portray our results of operations during the Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items. We did not prepare combining financial statements for Old Loral and its Debtor Subsidiaries, since the subsidiaries that

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to our consolidated financial statements.

As noted above, we emerged from bankruptcy on November 21, 2005 and pursuant to SOP 90-7, we adopted fresh-start accounting as of October 1, 2005 and determined the fair value of our assets and liabilities. Upon emergence, our reorganization enterprise value as determined by the Bankruptcy Court was approximately $970 million, which after reduction for the fair value of the Loral Skynet Notes and Loral Skynet’s Series A preferred stock (see Notes 10 and 13 and Minority Interest below), resulted in a reorganization equity value of approximately $642 million. This reorganization equity value was allocated to our assets and liabilities. Our assets and liabilities were stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization (see Note 4).

Investments in Telesat Canada and XTAR, L.L.C. (“XTAR”) are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of our beneficial interest. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We capitalize interest cost on our investments, until such entities commence commercial operations. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss would be recognized when there has been a loss in value of the affiliate that is other than temporary.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported for the period. Actual results could differ from estimates.

Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of our satellites, other property, plant and equipment, and finite lived intangible assets, the fair value of indefinite lived intangible assets, the fair value of stock based compensation, the realization of deferred tax assets, gains or losses on derivative instruments and our pension liabilities.

Cash and Cash Equivalents, Short-term Investments and Available for sale securities

As of December 31, 2007, the Company had $315 million of cash and cash equivalents, and $24 million of restricted cash ($13 million included in other current assets and $11 million included in other assets on our consolidated balance sheet). Cash and cash equivalents include liquid investments with maturities of less than 90 days at the time of purchase. Short-term investments consist of investments whose maturity at time of purchase was greater than 90 days and less than one year or investments which had been long-term whose final maturity is less than one year from December 31. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Our short-term investments typically include corporate bonds, Euro dollar bonds, certificates of deposit, commercial paper, Federal Agency notes and auction rate securities. Auction rate securities, long-term obligations that are sold and purchased through an auction process for a period of 7, 28, 35 or 49 days, are considered to be short-term investments and are classified as available for sale securities. We had no auction rate securities at December 31, 2007 and the carrying value of our auction rate securities as of December 31, 2006, approximated their cost. Investments in publicly traded common stock are classified as

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for sale securities. Available for sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates (see Note 8). Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which are highly leveraged, as well as those in the development stage, some of which are partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements provide for effective management of potential credit risks with regard to our current customer base.

Receivables

As of December 31, 2006, accounts receivable were reduced by an allowance for doubtful accounts of $1.6 million.

Inventories

Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method. As of December 31, 2007 and 2006, inventory was reduced by an allowance for obsolescence of $28.4 million and $29.6 million, respectively.

Property, Plant and Equipment

As of October 1, 2005, we adopted fresh-start accounting and our property, plant and equipment were recorded at their fair values using the planned future use of each asset or group of assets, quoted market prices for assets where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In our determination of fair value, we also considered whether an asset would be sold either individually or with other assets and the proceeds we expected to receive from such a sale. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future. Depreciation was provided on the straight-line method for satellites and related equipment over the estimated useful lives of the related assets. Depreciation is provided primarily on accelerated methods for other owned assets over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Below are the estimated useful lives of our property, plant and equipment as of December 31, 2007:

Years

Land improvements	20
Buildings and building improvements	10 to 45
Leasehold improvements	2 to 17
Equipment, furniture and fixtures	5 to 10

Costs incurred through October 30, 2007 in connection with the construction and successful deployment of Loral Skynet satellites and related equipment were capitalized. Such costs included direct contract costs, allocated indirect costs, launch costs, launch and in-orbit test insurance and construction period interest. Capitalized interest related to the construction of satellites for 2007, 2006 and 2005 was $8.4 million, $2.2 million and $0, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All capitalized satellite costs were amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites was determined by engineering analyses performed at the satellite’s in-service date. Satellite lives were reevaluated periodically based on updated engineering analyses. Losses from unsuccessful launches and in-orbit failures of our satellites, net of insurance proceeds (so long as such amounts were determinable and receipt was probable), were recorded in the period a loss occurred (see Valuation of Satellites and Long-Lived Assets below). Satellite transponder rights, representing the contractual right to satellite transponder capacity for the economic life of a satellite, are accounted for as capital leases, included in fixed assets and depreciated over their estimated useful life. Depreciation of satellite transponder rights is included in cost of satellite services. On October 31, 2007, all Loral Skynet satellites and related equipment were contributed to Telesat Canada in connection with the Telesat Canada transaction (see Note 8).

Valuation of Satellites and Long-Lived Assets

The carrying values of our satellites and long-lived assets are reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. We periodically evaluate potential impairment loss relating to our satellites and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through the future undiscounted expected cash flows to be generated by those assets (excluding financing costs). If the expected undiscounted future cash flows are less than the carrying value of the long-lived asset, an impairment charge would be recorded based on such asset’s carrying value in excess of its estimated fair value. Changes in estimates of future cash flows could result in an impairment of the asset in a future period. On October 31, 2007 our satellites were contributed to Telesat Canada as part of the Telesat Canada transaction (see Note 8).

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities, as of October 1, 2005. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized and is subject to an annual impairment test which the Company performs on an annual basis in the fourth quarter of each fiscal year. Our test of goodwill impairment for 2007 did not result in any impairment. Goodwill was allocated to our reporting units (operating segment or one level below an operating segment). SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value.

Intangible assets consist primarily of backlog, internally developed software and technology, orbital slots (until October 31, 2007), trade names and customer relationships (until October 31, 2007), all of which were recorded at fair value in connection with the adoption of fresh-start accounting. The fair values were calculated using several approaches that encompassed the use of excess earnings, relief from royalty and the build-up methods. The excess earnings, relief from royalty and build-up approaches are variations of the income approach. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.

Revenue Recognition

Satellite Manufacturing

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

Loral Skynet

Through the closing of the Telesat Canada transaction on October 31, 2007, satellite capacity and network services were provided under lease and network services agreements that generally provided for the use of satellite transponders and, in certain cases, earth stations and other terrestrial communications equipment for periods generally ranging from one year to the end of life of the satellite. Some of these agreements had certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity was available, the agreement may be terminated. Revenue under transponder lease and network services agreements was recognized as services were performed, provided that a contract existed, the price was fixed or determinable and collectibility was reasonably assured. Revenues under contracts that included fixed lease payment increases were recognized on a straight-line basis over the life of the lease.

Lease contracts qualifying for capital lease treatment, typically based, among other factors, upon the term of the lease and the transfer of substantially all of the benefits and risks incident to the ownership of the transponder or satellite, were accounted for as sales-type leases. For sales-type lease transactions, we recognized as revenue the net present value of the future minimum lease payments or the cash received for prepaid lease arrangements. The cost basis of the transponder was charged to cost of sales. During the life of the lease, we recognized as interest income in each respective period, that portion of each periodic lease payment, if any, deemed to be attributable to interest. The balance of each periodic lease payment, representing principal repayment, was recognized as a reduction of the net investment in sales-type leases.

Other terrestrial communications equipment represents network elements (such as antennas and transmission equipment) necessary to enable communication between multiple terrestrial locations through a customer-

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

selected satellite communications service provider. Revenue from equipment sales was recognized upon acceptance by the customer or upon delivery, if the equipment already met all of the criteria and specifications in the customer-specific acceptance provision, provided that a contract existed, the price was fixed or determinable and collectibility was reasonably assured. Revenues under arrangements that included both services and equipment elements were allocated based on the relative fair values of the elements of the arrangement; otherwise, revenue was recognized as services were provided over the life of the arrangement.

Research and Development

Independent research and development costs, which are expensed as incurred, were $37 million for 2007, $20 million for 2006 and $7 million and $5 million for the periods from January 1, 2005 to October 1, 2005 and from October 2, 2005 to December 31, 2005, respectively, and are included in selling, general and administrative expenses in our statement of operations.

Derivative Instruments

We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended and interpreted, which among other things requires that all derivative instruments be recorded on the balance sheet at their fair value. During December 2006 and January 2007, we entered into certain derivative investments to minimize our exposure to currency fluctuations associated with our acquisition of Telesat Canada (see Notes 8 and 16). On October 23, 2007, such investments were contributed to Telesat Holdco as part of the Telesat Canada transaction.

Minority Interest

On November 21, 2005, Loral Skynet issued one million of its two million authorized shares of Series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization.

The Loral Skynet Preferred Stock is reflected as minority interest on our consolidated balance sheet as of December 31, 2006, and dividends on Loral Skynet Preferred Stock are reflected as minority interest on our consolidated statements of operations for the years ended December 31, 2007 and 2006 and for the period from October 2, 2005 to December 31, 2005. On November 5, 2007 all of the issued and outstanding shares of Loral Skynet Preferred Stock were redeemed in connection with the completion of the Telesat Canada transaction (See Note 13).

Stock-Based Compensation

Effective October 1, 2005, in connection with our adoption of fresh-start accounting, we adopted the fair value method of accounting for stock based compensation, for all stock options granted by us after October 1, 2005, pursuant to the prospective method provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). Stock options granted to non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). We use the Black-Scholes-Merton option-pricing model to measure fair value of these stock option awards. This is the same method we used in prior years for disclosure purposes. The Black-Scholes-Merton model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term.

We emerged from bankruptcy on November 21, 2005, and as a result, we do not have sufficient stock price history upon which to base our volatility assumption. In determining the volatility used in our model, we considered the volatility of the stock prices of selected companies in the satellite industry, the nature of those companies, our

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

emergence from bankruptcy and other factors in determining our stock price volatility. We based our estimate of the average life of a stock option using the midpoint between the vesting and expiration dates as allowed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Our risk-free rate of return assumption for options was based on term-matching, nominal, monthly U.S. Treasury constant maturity rates as of the date of grant. We assumed no dividends during the expected term.

Prior to October 1, 2005, we followed the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We accounted for stock-based compensation for employees using the intrinsic value method (as defined below) as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the “intrinsic value method”). We used the Black-Scholes-Merton option pricing model to determine the pro forma effect. If we had used the fair value method under SFAS 123, our pro forma net loss and pro forma loss per share would not have been materially different than reported on the accompanying consolidated statements of operations for the period January 1, 2005 to October 1, 2005.

Deferred Compensation

Pursuant to the Plan of Reorganization we entered into deferred compensation arrangements for certain key employees that generally vest over four years and expire after seven years. The initial deferred compensation awards were calculated by multiplying $9.44 by the number of shares of common stock underlying the stock options granted to these key employees (see Note 13). We are accreting the liability through charges to expense over the vesting period. The deferred compensation cost charged to expense, net of estimated forfeitures, was $6.4 million and $3.2 million for the years ended December 31, 2007 and 2006 and $0.2 million for the period October 2, 2005 to December 31, 2005. As of December 31, 2007, there was $2.5 million of unrecognized deferred compensation that will be charged to expense over the remaining vesting period. The value of the deferred compensation may decline depending on stock price performance within a defined range, until the occurrence of certain events, including the exercise of the related stock options and vesting will accelerate if there is a change of control as defined. In connection with the Telesat Canada transaction which closed on October 31, 2007, deferred compensation cost of $2.6 million was charged to expense due to accelerated vesting from change in control provisions.

Income Taxes

Loral Space & Communications Inc. and its subsidiaries are subject to U.S. federal, state and local income taxation on their worldwide income and foreign taxation on certain income from sources outside the United States. Telesat Canada is subject to tax in Canada and other jurisdictions and Loral will provide in operating earnings any additional U.S. current or deferred tax required on distributions or deemed distributions received from Telesat Canada.

Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized. Any reduction to the balance of the valuation allowance as of October 1, 2005 will first reduce goodwill, and then other intangible assets with any excess treated as an increase to paid-in-capital (see Note 12).

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized in the financial statements, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

				Predecessor
	Successor Registrant			Registrant
			For the Period	For the Period
			October 2,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
Non-cash operating items:
Gain on contribution of Loral Skynet	$(104,942)	$—	$—	$—
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	—	—	(1,101,453)
Gain on sale of discontinued operations, net of tax	—	—	—	(13,967)
Equity in net losses of affiliates	21,430	7,163	5,447	2,796
Satmex settlement	—	(18,605)	—	—
Minority interest	23,240	24,794	2,667	(126)
Deferred taxes	32,205	9,105	—	(16,134)
Depreciation and amortization	76,910	68,300	16,024	61,277
Stock based compensation	26,347	2,997	—	—
Impairment of cost basis investment	—	3,000	—	—
Provisions for inventory obsolescence	543	1,678	1,525	2,127
Warranty expense accruals (accrual reversals)	(18,879)	12,180	2,704	11,850
(Recoveries of) provisions for bad debts on billed receivables	(1,917)	356	953	(2,880)
Adjustment to revenue straightlining assessment	(204)	—	46	1,031
Write-off of construction in process	2,164
Loss on equipment disposals	—	—	—	3,456
Loss on extinguishment of debt	16,155	—	—	—
Curtailment gain	(1,686)	—	—	—
Amortization of prior service credit and actuarial gains	(3,285)	—	—	—
Gain on disposition of an orbital slot	(3,600)	(1,149)	—	—
Gain on disposition of available for sale securities	(11,088)	(7,098)	—	—
Non-cash net interest and (gain) loss on foreign currency transactions and contracts	(89,364)	5,863	—	693

Net non-cash operating items	$(35,971)	$108,584	$29,366	$(1,051,330)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Predecessor
	Successor Registrant			Registrant
			For the Period	For the Period
			October 2,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
Non-cash financing activities:
Issuance of Preferred stock by subsidiary as payment for dividend	$23,343	$14,260	$—	$—

Issuance of Loral Series-1 Preferred Stock as payment for dividend	$14,400	$—	$—	$—

Accrued dividend on Series A-1 and Series B-1 Preferred Stock	$4,979	$—	$—	$—

Increase in restricted cash related to debt proceeds	$—	$—	$—	$98,736

Supplemental information:
Interest paid	$24,891	$17,921	$15,548	$—

Taxes paid, net of refunds	$5,292	$6,365	$(418)	$2,166

Cash (paid) received for reorganization items:

Professional fees	$(160)	$(9,581)	$(9,650)	$(17,533)

Employee retention costs			$(4,790)

Restructuring costs		$(740)		$(55)

Interest income				$2,536

Vendor settlement		$(432)

New Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with U.S. GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this statement are required to be adopted as of January 1, 2008, except for the provisions relating to non-financial assets and liabilities measured at fair value on a nonrecurring basis, for which the effective date has been deferred until January 1, 2009. We do not believe the adoption of SFAS 157 will have a material impact on the manner in which we measure fair value, but it may require additional disclosures.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for us on January 1, 2008 and we did not elect the fair value option for any of our qualifying financial instruments.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 141R

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R requires the acquirer to recognize as an adjustment to income tax expense, changes in the valuation allowance for acquired deferred tax assets. SFAS 141R is effective for the Company on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141R.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on January 1, 2009. We are currently evaluating the impact adopting SFAS 160 will have on our consolidated financial statements.

4.	Fresh-Start Accounting

On August 1, 2005, the Bankruptcy Court entered its Confirmation Order confirming the Company’s Plan of Reorganization. On September 30, 2005, the Federal Communications Commission (“FCC”) approved the transfer of FCC licenses from Old Loral to New Loral, which represented the satisfaction of the last material condition precedent to the Debtors’ emergence from bankruptcy. Our emergence from Chapter 11 proceedings on November 21, 2005 resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of October 1, 2005, as reflected in the following financial information. Reorganization adjustments have been made in the financial information to reflect the discharge of certain pre-petition liabilities and the adoption of fresh-start accounting. These adjustments were based upon the relative fair values of our assets and liabilities and were finalized during 2006.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET(a)

	Predecessor	Plan		Fresh-Start		Successor
	October 1,	Reorganization		Valuation		October 1,
	2005	Adjustments		Adjustments(e)		2005
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$198.7	$—		$—		$198.7
Accounts receivable, net	14.4	—		—		14.4
Contracts-in-process	91.4	—		(14.3)		77.1
Inventories	45.5	—		—		45.5
Other current assets	41.3	97.5	(b)	3.4		142.2

Total current assets	391.3	97.5		(10.9)		477.9
Property, plant and equipment, net	536.5	(3.5	)(i)	0.2		533.2
Long-term receivables	67.6	—		(23.8)		43.8
Investments in and advances to affiliates	53.7	—		56.3		110.0
Deposits	9.8	—		—		9.8
Goodwill	—	—		340.1	(g)	340.1
Other assets	42.1	2.1	(b)(j)	126.7		170.9

	$1,101.0	$96.1		$488.6		$1,685.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$36.1	$45.1	(c)(h)	$1.2		$82.4
Accrued employment costs	33.9	0.5	(c)	—		34.4
Customer advances and billings in excess of costs and profits	108.4	24.9	(c)(h)	(3.2)		130.1
Interest payable	—	19.1	(c)(h)	—		19.1
Vendor financing payable	—	37.1	(c)(h)	—		37.1
Income taxes payable	—	0.8	(c)	—		0.8
Other current liabilities	25.5	17.9	(c)(h)	(1.7)		41.7

Total current liabilities	203.9	145.4		(3.7)		345.6
Pension and other postretirement liabilities	—	156.6	(c)	78.2		234.8
Long-term liabilities	84.5	34.6	(c)	40.5		159.6
Long-term debt	—	103.4	(b)	—		103.4

Total liabilities	288.4	440.0		115.0		843.4
Liabilities subject to compromise	1,914.0	(1,914.0	)(c)	—		—
Minority interest	2.3	200.0	(b)	(2.3)		200.0
Shareholders’ equity:
Common stock, par value $.01 and Paid-in capital	3,397.2	642.3	(d)	(3,397.2	)(f)	642.3
Other	(93.8)	—		93.8	(f)	—
Accumulated (deficit) retained earnings	(4,407.1)	727.8	(c)(d)	3,679.3	(f)	—

Total shareholders’ (deficit) equity	(1,103.7)	1,370.1		375.9		642.3

	$1,101.0	$96.1		$488.6		$1,685.7

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The Condensed Consolidated Balance Sheet reflects a reorganization enterprise value of $970 million based on the Bankruptcy Court’s determination (see Note 2), which, after reduction for the fair value of the Loral Skynet Notes and Loral Skynet Preferred Stock (see Notes 10 and 13), results in a reorganization equity value of approximately $642 million. This results in goodwill equal to the excess of reorganization equity value over fair value of identifiable net assets.

(b)	Reflects $98.7 million of proceeds from the rights offering of Loral Skynet Notes held in escrow as of October 1, 2005, and the related deferred debt issuance costs of $4.7 million and $200 million of Loral Skynet Preferred Stock issued pursuant to the Plan of Reorganization (see Notes 10 and 13).

(c)	Reflects the discharge of pre-petition liabilities in accordance with the Plan of Reorganization and the reclassification of the remaining liabilities subject to compromise to the appropriate liability accounts in accordance with the Plan of Reorganization. Discharge of Loral’s pre-petition liabilities is summarized as follows (in millions):

Exchanged for stock	$1,298.0
Cancelled	292.2
Reinstated and/or paid in cash	323.8

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

Liabilities subject to compromise included debt, accounts payable, accrued expenses and other liabilities that were discharged as part of our emergence from bankruptcy. Creditors received distributions consisting of cash, debt, preferred stock and common stock in settlement of their bankruptcy claims. The ratio of cash, debt, preferred stock and common stock that individual creditors received depended upon the priority of the claim allowed for each creditor. We recorded a gain on the estimated settlement of these liabilities of $727.8 million (including interest expense and tax benefit) in the period January 1, 2005 to October 1, 2005.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and other comprehensive income (loss) are as follows (in thousands):

	Accumulated Other Comprehensive		Other Comprehensive Income (loss)
	Income (Loss)					Predecessor
	Successor Registrant		Successor Registrant			Registrant
					For the Period	For the Period
					October 2,	January 1,
					2005 to	2005 to
	December 31,		Year Ended December 31,		December 31,	October 1,
	2007	2006	2007	2006	2005	2005
Cumulative translation adjustment	$498	$287	$211	$272	$15	$(222)
Derivatives classified as cash flow hedges, net of taxes:
Reclassifications into revenues, cost of sales and income taxes from other comprehensive income						(487)

Unrealized net gains (losses) on derivatives						(487)
Unrealized gains (losses) on available-for-sale securities, net of taxes	6,987	9,837	(2,850)	9,837		(99)
Reclassification adjustment for gains included in net income	(6,546)		(6,546)
Pension actuarial gains and prior service credit, net of taxes	40,072		10,121
Reclassification due to amortization and contribution of Loral Skynet	(4,494)	—	(4,494)	—	—	—
Adjustment to initially apply SFAS 158, net of tax		29,951

Total	$36,517	$40,075	$(3,558)	$10,109	$15	$(808)

Accumulated other comprehensive income (loss) is shown net of taxes of $23.0 million and $26.0 million as of December 31, 2007 and 2006, respectively.

In our previously issued financial statements for the year ended December 31, 2006 and in the related notes, we disclosed and included the $30.0 million adjustment to initially apply SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, in the caption “Other Comprehensive Income.” That caption includes changes in equity that are part of other comprehensive income for the period. We based that presentation on our interpretation of the principles in SFAS 130, Reporting Comprehensive Income, which requires accounting changes to be included in comprehensive income for the period. Subsequently, we became aware that transition provisions of SFAS 158 required that this cumulative effect be presented as a direct adjustment to the “ending balance of Accumulated Other Comprehensive Income” rather than as part of comprehensive income for the period. Consequently, the amount reported under the caption “Other Comprehensive Income” for 2006 should have been $10.1 million, rather than the $40.1 million we reported. The difference, $30.0 million, should have been reported as a direct increase of accumulated other comprehensive income within equity. The amount reported as “Comprehensive Income” for 2006 should have been $(12.6) million rather than the $17.3 million we reported. We have restated our presentation for 2006 in the consolidated statement of shareholders’ equity to correct this error. This correction only affects the display of the cumulative effect of the adoption of SFAS 158 within the consolidated statement of shareholders’ equity and does not otherwise affect our consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Contracts-in-Process and Long-Term Receivables

Contracts-in-Process

Contracts-in-Process consists of (in thousands):

	December 31,
	2007	2006

U.S. government contracts:
Amounts billed	$193	$983
Unbilled receivables	1,166	1,544

	1,359	2,527

Commercial contracts:
Amounts billed	60,355	17,306
Unbilled receivables	47,662	20,600

	108,017	37,906

	$109,376	$40,433

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

Receivable balances related to satellite orbital incentive payments and billings deferred as of December 31, 2007 are scheduled to be received as follows (in thousands):

Long-Term
Receivables

2008	$2,250
2009	2,640
2010	8,168
2011	10,347
2012	9,853
Thereafter	101,392

134,650
Less, current portion included in contracts-in-process	(2,250)

Long-term receivables	$132,400

Amortization of fresh-start accounting fair value adjustments relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and deferred revenue was $(4.7) million, $(18.2) million and $(7.9) million in 2007, 2006 and for the period October 2, 2005 to December 31, 2005, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property, Plant and Equipment (see Note 3)

Property, Plant & Equipment consists of (in thousands):

	December 31,
	2007	2006

Land and land improvements	$26,799	$27,533
Buildings	49,917	53,572
Leasehold improvements	8,691	6,434
Satellites in-orbit, including satellite transponder rights of $136.7 million in 2006	—	386,196
Satellite under construction	—	59,085
Earth stations	—	18,141
Equipment, furniture and fixtures	94,844	76,787
Other construction in progress	18,552	18,167

	198,803	645,915
Accumulated depreciation and amortization	(50,975)	(87,036)

	$147,828	$558,879

Depreciation and amortization expense for property, plant and equipment was $62.8 million in 2007, $69.7 million in 2006, and $17.7 million and $58.6 million for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, respectively. Accumulated depreciation and amortization as of December 31, 2006 included $16.7 million related to satellite transponders where Loral had the rights to transponders for the remaining life of the related satellite.

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

In September 2006, Loral Skynet terminated a customer’s leasehold interests with respect to two transponders on Telstar 18 by exercising its option to accelerate the lease termination payment that would otherwise have been payable by Loral Skynet to the customer in August 2009. In connection with the early termination, Loral Skynet made a payment to the customer of $9.1 million. As a result, our long-term liabilities as of December 31, 2006 included $21.2 million for lease termination obligations, reflecting the reduction of the present value of our lease termination obligation upon our exercise of the acceleration option. Loral Skynet’s remaining lease termination obligations consist of a payment of $18.1 million in 2008 for four transponders and a payment of $9.1 million for two transponders in 2009. We recorded a charge to Satellite Services cost of sales of $1.0 million in connection with this transaction, which represents the difference between the payment made and the present value of our lease termination obligation for the two transponders at the date of the transaction. This lease termination obligation was assumed by Telesat Canada in connection with the Telesat Canada transaction.

On August 17, 2006, The Boeing Company (“Boeing”) delivered to Loral Skynet a termination notice pursuant to which all the transponders leased by it on our Estrela do Sul satellite were to be terminated by December 31, 2006. On September 29, 2006, an affiliate of Boeing signed an agreement with Loral Skynet to lease

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transponder capacity on Estrela do Sul for a period of 20 months beginning January 2007 and ending August 2008, with an option to renew the contract for two consecutive one year periods. To exercise the termination option, Boeing paid a termination fee of $14.9 million on September 29, 2006. This termination fee has been recognized as Revenue from Satellite Services in our consolidated statement of operations in 2006. In addition, Boeing prepaid $4.0 million for future services under the September 2006 agreement.

On October 31, 2007 Loral Skynet’s satellites in-orbit, satellite under construction and related equipment were contributed to Telesat Canada in connection with the Telesat Canada transaction.

8.	Investments in Affiliates

Investments in affiliates consist of (in thousands):

	December 31,
	2007	2006

Telesat Holdings Inc.	$479,579	$—
XTAR, LLC	86,617	97,202

	$566,196	$97,202

Equity in net losses of affiliates consists of (in thousands):

				Predecessor
	Successor Registrant			Registrant
			For the Period	For the Period
			October 2,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
Telesat Holdings Inc.	$(1,792)	$—	$—	$—
XTAR, LLC	(10,585)	(7,413)	(5,384)	(2,796)
Globalstar, L.P. and Globalstar service provider partnerships	(9,053)	250	—	—
Other	—	—	(63)	—

	$(21,430)	$(7,163)	$(5,447)	$(2,796)

The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

				Predecessor
	Successor Registrant			Registrant
			For the Period	For the Period
			October 2,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
Revenues	$21,968	$11,262	$4,148	$10,025
Elimination of Loral’s proportionate share of (profits) losses relating to affiliate transactions	1,935	412	(2,949)	593
Profits (losses) relating to affiliate transactions not eliminated	(1,082)	(324)	2,318	(466)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Telesat Canada

On December 16, 2006, a subsidiary of Telesat Holdco, a joint venture formed by Loral and its Canadian partner, PSP entered into a definitive agreement (the “Share Purchase Agreement”) with BCE and Telesat Canada to acquire 100% of the stock of Telesat Canada from BCE for CAD 3.25 billion. We hold equity interests in Telesat Holdco representing 64% of the economic interests and 33 1/3% of the voting interests. Our Canadian partner, PSP, holds 36% of the economic interests and 66 2/3% of the voting interests in Telesat Holdco (except with respect to the election of directors as to which it holds a 30% voting interest).

Contribution of Loral Skynet

In connection with the transactions contemplated under the Share Purchase Agreement, on August 7, 2007, we and Loral Skynet entered into an asset transfer agreement (the “Asset Transfer Agreement”) with Telesat Holdco, and an asset purchase agreement (the “Asset Purchase Agreement”) with a subsidiary of Telesat Canada. Pursuant to the Asset Transfer Agreement, we agreed, subject to certain exceptions, to transfer substantially all of Loral Skynet’s assets and related liabilities to Telesat Canada in return for an equity interest in Telesat Holdco. In addition, pursuant to the Asset Purchase Agreement, we agreed to transfer certain of Loral Skynet’s assets located in the U.S. and related liabilities to the Telesat Canada subsidiary in exchange for $25.5 million in marketable securities. On August 7, 2007, we, Loral Skynet, PSP, Telesat Holdco and a subsidiary of Telesat Holdco also entered into an Ancillary Agreement providing, among other things, for the settlement of payments by and among us, PSP and Telesat Holdco in connection with the Telesat Canada acquisition, the transactions contemplated under the Asset Transfer Agreement, and related transactions. As a result, we received true-up payments of $45 million from PSP in 2007 to bring the equity contributions into the required economic positions. As part of the Telesat Canada transaction, a final adjustment payment of approximately $9 million was made by Loral to PSP on April 4, 2008 and is included as a payable in our financial statements as of December 31, 2007.

The Telesat Canada transaction closed on October 31, 2007.

Summary balance sheet information for the assets and liabilities of Loral Skynet contributed to Telesat Canada on October 31, 2007 is as follows (in millions):

Current assets	$25.4
Property, plant and equipment, net	443.8
Foreign currency contracts	83.6
Goodwill	42.2
Intangible assets, net	50.4
Other assets	3.2

Total assets	$648.6

Current liabilities	$181.1
Long-term liabilities	27.0

Total liabilities	$208.1

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the gain on the contribution of substantially all of the Loral Skynet assets and related liabilities on October 31, 2007:

Consideration received for the contribution of Loral Skynet to Telesat Holdco:
Cash and marketable securities	$61.5
Fair value of equity in Telesat Holdco	670.5

Total consideration	732.0
Book value of contributed net assets of Loral Skynet	440.5

Consideration in excess of book value	$291.5

Gain recognized	$104.9

The consideration we received for the contribution of substantially all of the Loral Skynet assets and related liabilities was $292 million greater than the carrying value of those assets and liabilities. In accordance with EITF 01-2, Interpretations of APB Opinion No. 29, we recognized a gain of $105 million, representing the gain attributable to PSP’s economic interest in the contributed assets and liabilities of Loral Skynet through their 36% ownership interest in Telesat Canada. Loral will have a significant continuing interest in Telesat Canada and can only recognize a gain to the extent of PSP’s economic interest in the contributed assets and liabilities of Loral Skynet. The amount recorded as our investment in Telesat Canada is based on our retained interest in the historical book value of the contributed assets and liabilities of Loral Skynet and the gain recognized.

Following the transfer of the assets of Loral Skynet’s fixed satellite services business pursuant to the Asset Transfer Agreement and Asset Purchase Agreement, Telesat Canada now operates a fleet of twelve in-orbit satellites with three satellites under construction (two by SS/L), of which two are 100% leased. Telesat Canada provides fixed satellite services (FSS) on a global basis, including video distribution and direct-to-home (DTH) video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.

The following table presents summary financial data for Telesat Canada, as of December 31, 2007 and for the period October 31, 2007 to December 31, 2007, subsequent to the acquisition by Loral and PSP (in millions):

For the Period
October 31,
2007
to December 31,
Statement of Operations Data:	2007

Revenues	$117.8
Operating expenses	(93.7)
Operating income	24.1
Net loss	(1.3)

Balance Sheet Data:	December 31, 2007

Current assets	$143.7
Total assets	5,610.0
Current liabilities	229.5
Total liabilities	4,156.7
Redeemable preferred stock	143.1
Shareholders’ equity	1,310.2

We use the equity method of accounting for our investment in Telesat Canada because we own 33 1/3% of the voting stock, and do not exercise control via other means. Loral’s equity in net loss of Telesat Canada is based on our proportionate share of its results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Telesat Canada’s net loss is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions but have no voting rights.

The contribution of Loral Skynet to Telesat Canada has been recorded by Loral at historical book value of our retained interest combined with the gain as described above. However, the contribution has been recorded by Telesat Canada at fair value. Accordingly, the amortization of fair value adjustments applicable to the Loral Skynet assets and liabilities have been proportionately eliminated in determining our share of the earnings of Telesat Canada. Our equity in the net loss of Telesat Canada also reflects the elimination of our profit, to the extent of our economic interest, on satellites we are constructing for them.

See Note 12 for the impact on income taxes of the Telesat Canada transaction and our investment in Telesat Canada.

XTAR

We own 56% of XTAR, L.L.C. (“XTAR”), a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our investment in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. Our interest in XTAR has been retained by Loral and was not transferred to Telesat Canada as part of the Telesat Canada transaction.

XTAR owns and operates an X-band satellite, XTAR-EUR, located at 29o E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases up to eight 72 MHz X-band transponders on the Spainsat satellite located at 30o W.L., owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility.

In January 2005, Hisdesat provided XTAR with a convertible loan in the amount of $10.8 million due 2011, for which Hisdesat received enhanced governance rights in XTAR. If Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders are $13.2 million in 2007, growing to $23 million per year in 2008 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. XTAR is currently making limited payments under its lease agreement with Hisdesat. Hisdesat has agreed to defer amounts due from XTAR until March 31, 2008.

In May 2005, XTAR signed a contract with the U.S. Department of State for the lease of transponder capacity for a period of three years with two one-year options. The State Department is authorized pursuant to its procurement guidelines to lease up to $137.0 million for a specified capacity under this contract, to the extent that capacity is available. As of December 31, 2007, the U.S. Department of State has committed to lease three transponders under this contract, having a total lease value of $30.2 million, and has the right, at its option, to renew the leases for additional terms, which, if fully exercised, would bring the total value of the leases to $39.2 million. There can be no assurance as to how much, if any, additional capacity the U.S. Department of State may lease from XTAR under this contract. XTAR also has contracts to provide services to the U.S. Department of Defense, the Spanish Ministry of Defense, the Belgium Ministry of Defense and the Danish armed forces.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XTAR entered into a Launch Services Agreement with Arianespace, S.A. (“Arianespace”) providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace provided a one-year, $15.8 million, 10% interest paid-in-kind (i.e., paid in additional debt) loan for a portion of the launch price, secured by certain of XTAR’s assets, including the XTAR-EUR satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consisted of a revenue-based fee to be paid over time by XTAR. Through a series of amendments to the loan agreement, XTAR and Arianespace agreed to extend the maturity date of the loan to September 30, 2007. As part of these amendments, XTAR agreed to make scheduled and excess cash payments, as well as foregoing the ability to incur secured debt with the Arianespace collateral. The loan, including accrued interest, was paid in full by XTAR on July 6, 2007. On February 29, 2008, XTAR paid Arianespace $1.54 million representing the revenue-based fee through December 31, 2007.

The following table presents summary financial data for XTAR as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 (in millions):

Statement of Operations Data:

	Year Ended
	December 31,
	2007	2006	2005

Revenues	$19.4	$15.3	$9.4
Operating expenses	(5.0)	(6.7)	(4.0)
Operating loss	(14.4)	(8.6)	(5.4)
Net loss	(18.4)	(12.6)	(9.6)

Balance Sheet Data:

	December 31,
	2007	2006

Current assets	$8.9	$6.4
Total assets	124.9	132.1
Current liabilities	29.6	20.1
Total liabilities	64.4	53.2
Members’ equity	60.5	78.9

Satmex

In 1997, in connection with the privatization of Satelites Mexicanos, S.A. de C.V. (“Satmex”) by the Mexican Government of its satellite services business, Loral acquired a 49% indirect economic interest in Satmex, which we accounted for using the equity method.

On June 14, 2005, certain of our subsidiaries, including Loral Skynet and SS/L, entered into a settlement agreement with Satmex to settle certain liabilities between them. In the third quarter of 2005, Loral Skynet recorded income of $4.6 million representing the reversal of reserves and accruals recorded in previous periods related to this settlement agreement.

On August 11, 2006, Satmex filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court to implement its restructuring plan. Satmex emerged from Chapter 11 on November 30, 2006. As a result of the restructuring that was implemented in its reorganization proceeding, our equity interest in Satmex was reduced to 1.33%. Satmex is accounted for as a cost basis investment subsequent to November 30, 2006.

In connection with Satmex’s restructuring, and as a settlement of certain liabilities owed by Satmex to SS/L pursuant to the June 14, 2005 settlement agreement, we received on November 30, 2006, a usufructo to four transponders on Satmex 6. A usufructo is a property right under Mexican law which grants the holder a right to use

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the subject property. SS/L assigned its rights to the usufructo to Loral Skynet in consideration of a cash payment equal to the fair value of the four Satmex 6 transponders. As a result of the finalization of Satmex’s restructuring plan in the fourth quarter of 2006, we recorded satellite transponder rights of $20 million representing the fair value of the four Satmex 6 transponders, a $19 million reduction to cost of satellite manufacturing and deferred revenue of $1 million.

At the same time that we received the usufructo to the Satmex 6 transponders, Loral Skynet’s end of life lease for three transponders on Satmex 5 was also converted to a usufructo. The Satmex 5 and Satmex 6 usufructo rights have been transferred to Telesat Canada as part of the Telesat Canada transaction. The equity interest in Satmex is retained by Loral.

Other

On April 14, 2004, Globalstar, L.P. announced the completion of its financial restructuring following the formal acquisition of its main business operations and assets by Thermo Capital Partners LLC (“Thermo”), effectively resulting in Globalstar, L.P. exiting from bankruptcy. Thermo invested $43 million in the newly formed Globalstar company (“Globalstar Inc.”) in exchange for an 81.25% equity interest, with the remaining 18.75% of the equity to be distributed to the creditors of Globalstar, L.P. Our share of the equity interest was approximately 2.7% of Globalstar Inc., to which we assigned no value. On November 1, 2006, Globalstar Inc. completed an initial public offering, at which time we owned 1,609,896 shares of Globalstar Inc. We agreed not to sell 70% of our Globalstar Inc. holdings for at least 180 days following the completion of its offering. As of December 31, 2007, we owned 43,200 shares of Globalstar Inc. which are accounted for as available-for-sale securities. Unrealized gains on these shares were $0.4 million, net of taxes as of December 31, 2007.

As of December 31, 2007, the Company held various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar service in Brazil, Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral had written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies net losses. For the year ended December 31, 2007, the Company recognized earnings of $3.0 million from our Globalstar investment partnerships which were attributable to a cash distribution received from one of our investments.

On December 21, 2007, Loral and certain of its subsidiaries and DASA Globalstar LLC entered into an agreement to sell their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, to Globalstar Inc. Closing of the transaction occurred on March 25, 2008. Pursuant to the sale agreement, Loral received 883,393 shares of common stock of Globalstar Inc. in consideration for the sale of its interest. The shares have been registered under the Securities Act of 1933 and may be sold by Loral without restriction. In addition, Loral agreed to indemnify Globalstar Inc. for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Loral has agreed that proceeds from the sale of the Globalstar Inc. stock received in the transaction will be kept in a segregated account and may be used only for payment of the indemnified liabilities. As a result of the sale and taking into account our estimate of the indemnified liabilities, we recorded a loss of $11.3 million during the year ended December 31, 2007.

We also owned an indirect interest in a U.S. based distributor that has the exclusive right to sell Globalstar services to certain agencies within the U.S. Government. In connection with the settlement of a litigation matter involving this business, on October 17, 2006, we agreed to transfer this interest to Globalstar Inc. for $500,000. We had previously written-off our interest in such investment.

9.	Goodwill and Other Intangible Assets

Goodwill

Goodwill was established in connection with our adoption of fresh-start accounting (see Notes 3 and 4).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the carrying amount of goodwill for the period December 31, 2005 to December 31, 2007 (in thousands):

Goodwill — December 31, 2005	$340,094
Adjustments due to the completion of the fair valuation process:
Deferred revenues — fair value	6,070
Fixed assets — fair value	502
Intangibles — fair value	(212)
Contracts-in-process — fair value	(171)
Reversal of excess valuation allowance on deferred tax assets	(36,367)
Release of tax contingency liability	(4,225)

Goodwill — December 31, 2006	305,691
Cumulative effect of adopting FIN 48	7,542
Settlement of FIN 48 liabilities	(2,000)
Reversal of excess valuation allowance on deferred tax assets	(35,088)
Reversal of Old Loral deferred state tax liabilities	(6,840)
Contribution of Loral Skynet to Telesat Canada	(42,247)

Goodwill — December 31, 2007	$227,058

Other Intangible Assets

Other Intangible Assets were established in connection with our adoption of fresh-start accounting (see Notes 3 and 4). Intangible assets are included in Other Assets on our consolidated balance sheet (in millions, except years):

	Weighted Average
	Remaining	December 31, 2007		December 31, 2006
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	3	$59.0	$(24.3)	$59.0	$(13.5)
Orbital slots	—	—	—	10.8	(1.8)
Trade names	18	9.2	(1.0)	13.2	(0.8)
Customer relationships	—	—	—	20.0	(1.7)
Customer contracts	—	—	—	33.0	(8.3)
Other intangibles	—	—	—	2.7	(0.8)

Total		$68.2	$(25.3)	$138.7	$(26.9)

The allocation of our reorganization equity value to individual intangible assets was adjusted in 2006, as additional information became available, during the completion of the fair valuation process. The reduction of other intangible assets as of December 31, 2007 is a result of the contribution of Loral Skynet to Telesat Canada.

Total amortization expense for intangible assets of $18.5 million for 2007, $21.1 million for 2006 and $6.2 million for the period October 2, 2005 to December 31, 2005 primarily reflects the net amortization of the fair value adjustments recorded in connection with our adoption of fresh start accounting. Total amortization expense

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $2.6 million for the period January 1, 2005 to October 1, 2005. Annual amortization expense for intangible assets for the five years ended December 31, 2012 is estimated to be as follows (in millions):

2008	$11.3
2009	11.3
2010	9.2
2011	2.9
2012	2.3

10.	Debt Obligations

Long-term debt consists of (in thousands):

	December 31,
	2007	2006

Loral Skynet 14.0% Senior Secured Notes due 2015 (principal amount $126 million)	$—	$128,084

Successor Registrant

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

The maturity date of the Loan was the earlier of (i) December 17, 2007 or (ii) the date on which the assets of Loral Skynet were transferred in connection with the previously announced acquisition of Telesat Canada (see Notes 8 and 17). The Loan Agreement permitted Loral Skynet to prepay all or a portion of the amounts outstanding under the Loan at any time prior to maturity without penalty or premium.

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

The interest rate on the Loan was 4.10% per annum. Interest expense related to the Loan was $0.9 million for the year ended December 31, 2007. On October 31, 2007, the loan was assumed by Telesat Canada as part of the Telesat Canada transaction and was repaid in full that same day by Telesat Canada. Also on October 31, 2007, the cash collateral CD was released and the cash was returned to Loral.

Loral Skynet Notes

On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126 million principal amount of 14% Senior Secured Cash/PIK Notes due 2015 under an Indenture, dated as of November 21, 2005 (the “Indenture”), which notes were guaranteed on a senior secured basis by our subsidiary Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries. On September 5, 2007 Loral

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Skynet paid $141.1 million in the aggregate to redeem the notes at a redemption price of 110% including accrued and unpaid interest from July 15, 2007 of $2.45 million.

Interest expense related to these notes was $12.1 million, $17.8 million and $3.4 million for the years ended December 31, 2007 and 2006 and the period from October 2, 2005 to December 31, 2005, respectively. In addition to the $2.45 million of cash interest paid on the redemption of the notes discussed above, Loral Skynet made cash interest payments of $8.8 million on the Loral Skynet Notes on each of January 15 and July 16, 2007.

As a result of the redemption of the Loral Skynet Notes, we incurred a loss on the early extinguishment of debt of $16.2 million, which is comprised of the redemption premium of $12.6 million and a $3.6 million write-off of deferred financing costs.

Certain holders of Loral Skynet Notes have commenced litigation with respect to the redemption of the Loral Skynet Notes (see Note 17).

SS/L Letter of Credit Facility

On November 30, 2007, SS/L entered into a second amendment to its amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the $15.0 million facility to December 31, 2008. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility, or December 31, 2008. Outstanding letters of credit are fully cash collateralized. As of December 31, 2007, $6.1 million of letters of credit under this facility were issued and outstanding.

Predecessor Registrant

As a result of our voluntary petitions for reorganization, all of Old Loral’s prepetition debt obligations were accelerated. These debt obligations have been discharged pursuant to the Plan of Reorganization (see Note 2).

Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations. While we were in Chapter 11, we only recognized interest expense to the extent paid. For the period ended October 1, 2005 we did not recognize $32.6 million of interest expense on our senior notes (excluding our 10% senior notes) and $46.0 million of a reduction to accrued interest on our 10% senior notes, as a result of the suspension of interest payments on our debt obligations.

11.	Reorganization Expenses Due to Bankruptcy

Reorganization expenses due to bankruptcy for the period ended October 1, 2005 were as follows (in thousands):

For the Period
January 1,
2005 to
October 1,
2005

Professional fees	$32,240
Employee retention costs	(917)
Severance costs	972
Lease rejection claims (gains)	(265)
Vendor settlement losses (gains)	289
Restructuring costs	1,503
Interest income	(2,586)

Total reorganization expenses due to bankruptcy	$31,236

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The (provision) benefit for income taxes on the income (loss) from continuing operations before income taxes, equity in net losses of affiliates and minority interest consists of the following (in thousands):

				Predecessor
	Successor Registrant			Registrant
			For the Period	For the Period
			October 2,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
Current:
U.S. Federal	$(31,142)	$(4,018)	$(532)	$(1,235)
State and local	(19,712)	(2,467)	(429)	(2,339)
Foreign	(398)	(5,290)	(791)	(1,659)

Total current	(51,252)	(11,775)	(1,752)	(5,233)

Deferred:
U.S. Federal	(47,209)	(7,342)	325	(259,373)
State and local	31,291	(1,763)	97	(45,737)
Valuation allowance	(16,287)	—	(422)	321,244

Total deferred	(32,205)	(9,105)	—	16,134

Total income tax (provision) benefit	$(83,457)	$(20,880)	$(1,752)	$10,901

For the year ended December 31, 2007, we continued to maintain the 100% valuation allowance that had been established at December 31, 2002 against our net deferred tax assets, with the exception of our $3.4 million deferred tax asset relating to AMT credit carryforwards. The closing of the Telesat Canada transaction in 2007 allowed us to realize a significant portion of our deferred tax liabilities and utilize pre-emergence federal and state net operating losses (“NOLs”).

The components of our FIN 48 provision for uncertain tax positions for 2007, included in the current provision were:

Unrecognized tax benefits	$(12,652)
Interest expense	(4,186)
Interest income	41
Penalties	(303)

Total	$17,100

For 2007, we projected federal taxable income of approximately $71 million, which included the tax gain of $308 million from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada and, the gain of $89 million on the forward contracts and currency basis swap entered into by Loral Skynet relating to the Telesat Canada transaction, partially offset by a deduction of $355 million for pre-emergence tax NOLs subject to the limitations imposed by Section 382 of the Internal Revenue Code.

The deferred income tax provision of $32.2 million related primarily to (i) a provision of $35.1 million on current year income to the extent the taxes imposed on such income were reduced by deferred tax benefits from Old Loral and the utilization of these deferred tax benefits created an excess valuation allowance that was reversed as a reduction to goodwill, (ii) a provision of $2.2 million for the decrease to our deferred tax asset for federal and state AMT credits (which excludes an increase to AMT credits of $2.2 million upon adoption of FIN 48), (iii) an additional valuation allowance of $3.0 million required against a net deferred tax asset created when we reduced the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax credits in accumulated other comprehensive income by $3.0 million, offset by (iv) a benefit of $9.0 million relating to current activity.

For 2006, the deferred income tax provision of $9.1 million related to (i) a provision of $10.4 million on current year income to the extent the taxes imposed on such income were reduced by deferred tax benefits from Old Loral and the utilization of such deferred tax benefits created an excess valuation allowance that was reversed as a reduction to goodwill (ii) offset by a benefit of $1.3 million for the increase to our deferred tax asset for additional federal and state AMT credits.

In connection with our emergence from bankruptcy, Old Loral realized cancellation of debt income (“COD”) on its federal income tax return of approximately $439 million in 2005. COD realized while in bankruptcy is excluded from federal taxable income. We were required to reduce certain of our tax attributes, and to the extent sufficient attributes were not available on a separate company basis, reduce the tax basis in our assets, by an amount equal to the COD excluded by Old Loral from its taxable income. For the period ended October 1, 2005, this adjustment resulted in a reduction of approximately $160 million to our deferred tax assets and the related valuation allowance. Also, as part of our fresh-start accounting and plan of reorganization adjustments, we recorded a net deferred tax charge of $13.2 million (See Note 4).

The provision for income taxes presented above excludes the following items: (i) a deferred tax benefit of $6.3 million related to the initial adoption of FIN 48, effective January 1, 2007, which was adjusted by $4.1 million during 2007 for a change to our FIN 48 liability, resulting in a $2.2 million increase to our AMT credits upon adoption of FIN 48; (ii) a deferred tax benefit of $6.5 million and a deferred tax provision of $6.4 million for the years ended December 31, 2007 and 2006, respectively, related to the unrealized gain on available-for-sale securities recorded in accumulated other comprehensive income; (iii) a deferred tax provision of $3.5 million and $19.6 million for the years ended December 31, 2007 and 2006, respectively, related to pension actuarial gains and prior service credits and the initial adoption of SFAS 158 recorded in accumulated other comprehensive income; (iv) a deferred tax benefit of $6.8 million related to the reversal of Old Loral deferred state tax liabilities recorded as a reduction to goodwill; and (v) a current benefit of $2.6 million for the period ended October 1, 2005, related to the gain on sale of discontinued operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (provision) benefit for income taxes on the income (loss) from continuing operations before income taxes, equity in net losses of affiliates and minority interest differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

				Predecessor
	Successor Registrant			Registrant
			For the Period	For the Period
			October 2,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
Tax (provision) benefit at U.S. Statutory Rate of 35%	$(55,225)	$(10,541)	$1,888	$(357,928)
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	5,101	(2,749)	(216)	(31,249)
Additional tax imposed on foreign source income	(94)	(3,438)	(847)	(6,308)
Reorganization expenses due to bankruptcy	—	—	(94)	(9,944)
Plan of Reorganization and Fresh-Start valuation adjustments	—	—	—	94,206
Equity in net losses of affiliates	7,162	2,585	—	—
Tax gain on transfer of Loral Skynet assets to Telesat Canada	(16,419)	—	—	—
Provision for unrecognized tax benefits	(8,370)	—	—	—
Nondeductible expenses	(2,682)	(3,065)	(1,410)	(1,122)
Change in valuation allowance	(16,287)	—	(422)	321,244
Other, net	3,357	(3,672)	(651)	2,002

Total income tax (provision) benefit	$(83,457)	$(20,880)	$(1,752)	$10,901

On January 1, 2007, we adopted the provisions of FIN 48 with unrecognized tax benefits relating to uncertain tax positions of $42.5 million and also recorded the cumulative effect of adopting FIN 48 as an increase of $6.2 million to accumulated deficit, an increase of $7.5 million to goodwill, a decrease of $6.3 million to deferred income tax liabilities and an increase of $20.0 million to long-term liabilities.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 in connection with the adoption, we recorded approximately $5.7 million and $12.6 million for the payment of tax-related interest and penalties, respectively. In 2007 we recognized additional interest charges of $4.1 million. Interest and penalties of $1.5 million and $0.1 million, respectively, were transferred to Telesat Canada in connection with the Telesat Canada transaction. At December 31, 2007 we have accrued $8.3 million and $12.5 million for the payment of tax-related interest and penalties, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Total

Balance at January 1, 2007	$42,484
Increases related to prior year tax positions	157
Decreases related to prior year tax positions	(342)
Decrease as a result of tax settlements	(1,508)
Increases related to current year tax positions	21,707
Decrease for indemnified liabilities transferred to Telesat Canada and recorded in other long term liabilities	(2,595)

Balance at December 31, 2007	$59,903

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2004. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our U.S. income tax returns filed for 2004, potentially resulting in a $1.8 million reduction to our unrecognized tax benefits.

The liability for uncertain tax positions is included in long-term liabilities in the consolidated balance sheet as of December 31, 2007. For the period January 1, 2007 to December 31, 2007, we increased our FIN 48 liability for uncertain tax positions from $61.1 million to $68.0 million. The net increase of $6.9 million relates to (i) current year provisions of $17.5 million for tax positions and potential additional interest and penalties, offset by (ii) the settlement of liabilities with certain tax authorities totaling $2.4 million, of which $2.0 million was recorded as a reduction to goodwill and $0.4 million was treated as a current income tax benefit, (iii) a reduction of $4.1 million to the deferred tax asset established at adoption, and (iv) the transfer of $4.1 million of uncertain tax positions to Telesat Canada in the Telesat Canada transaction offset by a contractual indemnification.

If our positions are sustained by the taxing authorities, approximately $37.2 million would be treated as a reduction of goodwill, $28.6 million would reduce the Company’s effective tax rate and $2.2 million would reduce deferred tax assets. Other than as described above, there were no significant changes to our unrecognized tax benefits during the twelve months ended December 31, 2007, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

In connection with the Telesat Canada transaction, Loral provided a contractual indemnification to Telesat Canada for Loral Skynet tax liabilities, offset by tax deposits, relating to periods preceding 2007. The unrecognized tax benefits related to the Loral Skynet subsidiaries were transferred to Telesat Canada subject to the tax indemnification provided by Loral. Loral’s net indemnified liability at December 31, 2007 is not significant.

At December 31, 2007, we had federal NOL carryforwards of approximately $554 million and state NOLs of various amounts representing approximately $193.8 million and $8.0 million of deferred tax assets for federal and state, respectively (before reduction for the valuation allowance), which expire from 2022 to 2024 as well as AMT credit carryforwards of approximately $3.4 million that may be carried forward indefinitely.

The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code. Accordingly, use of our tax attributes, such as NOLs and tax credits generated prior to the ownership change, are subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. Our annual limitation was increased significantly during 2006 and 2007 for the additional benefit from the recognition of our “net unrealized built-in -gains,” (i.e., the excess of fair market value over tax basis for our assets) as of the Effective Date. For the year ended December 31, 2007, the limitation on the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use of our federal tax NOLs was increased to approximately $355 million. For 2008, we expect the limitation to be $32.6 million.

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

As of December 31, 2007, we had valuation allowances totaling $241.2 million, which included a balance of $224.5 million relating to Old Loral periods preceding our adoption of fresh-start accounting on October 1, 2005.

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

For the period January 1, 2007 to December 31, 2007, our valuation allowance decreased by $63.7 million. The net change consisted primarily of (i) a decrease of $35.1 million relating to the reversal of an excess valuation allowance recorded as a reduction to goodwill, (ii) a decrease of $45.2 million offset by a corresponding decrease to the deferred tax asset, (iii) an increase of $0.3 million as part of the cumulative effect of adopting FIN 48, and (iv) an increase of $16.3 million charged to continuing operations.

During 2006, our valuation allowance decreased by $32.4 million. The net change consisted primarily of a decrease of $36.4 million relating to an excess valuation allowance, the reversal of which was recorded as a reduction to goodwill and an increase of $4.0 million to provide an additional valuation allowance against Old Loral deferred tax assets recorded to goodwill.

For the period October 2, 2005 to December 31, 2005, our valuation allowance increased by $0.4 million to a balance of $337.3 million. For the period January 1, 2005 to October 1, 2005, our valuation allowance decreased by $322.9 million to a balance of $336.9 million, primarily as a result of changes to our deferred tax balances upon adoption of fresh-start accounting as described above.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the net deferred income tax asset (liability) are (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Postretirement benefits other than pensions	$31,591	$33,641
Inventoried costs	17,943	37,836
Net operating loss and tax credit carryforwards	205,209	376,202
Compensation and benefits	22,802	9,236
Deferred research & development costs	18,948	20,734
Income recognition on long-term contracts	26,707	19,787
Other, net	7,086	5,980
Federal benefit of uncertain tax positions	3,610	—
Pension costs	35,612	33,451

Total deferred tax assets before valuation allowance	369,508	536,867
Less valuation allowance	(241,228)	(304,884)

Net deferred tax asset	128,280	231,983

Deferred tax liabilities:
Property, plant and equipment	18,653	144,794
Intangible assets	18,569	47,869
Investments in and advances to affiliates	87,704	50,914

Total deferred tax liability	124,926	243,577

Net deferred tax asset (liability)	$3,354	$(11,594)

At December 31, 2007 the Company had $17.5 million of net current deferred tax assets included in other current assets and $14.1 million of net non-current deferred tax liabilities included in long-term liabilities. At December 31, 2006 the Company had $17.6 million of net current deferred tax assets included in other current assets and $29.1 million of net non-current deferred tax liabilities included in long-term liabilities.

13.	Shareholders’ Equity and Minority Interest

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

In connection with a stipulation entered into with certain directors and officers of Old Loral and a stipulation entered into with the plaintiffs in a purported class action lawsuit brought by participants in the 401(k) Savings Plan of Old Loral, certain claims aggregating $77 million may result in the distribution of our Common Stock in addition to the 20 million shares distributed under the Plan of Reorganization (see Note 17).

Preferred Stock

On February 27, 2007 (the “Issuance Date”), Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR Fund Management LLC (“MHR”) on October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”). Pursuant

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company and MHR agreed on August 8, 2007 that, in calculating the percentage of the aggregate voting power of Loral securities held by MHR or its affiliates pursuant to the terms of the Loral Series-1 Preferred Stock, (a) the number of shares of Series A-1 Preferred Stock and/or common stock deemed to be held by MHR entities shall be increased by a number of shares (i) equal to the number of shares of restricted stock and the number of shares subject to stock options of the Company then personally held by Dr. Mark H. Rachesky (as of December 31, 2007, Dr. Rachesky held 10,000 such shares), and (ii) equal to 50% of the number of shares of common stock reserved for issuance pending resolution of certain disputed third party claims under the Plan of Reorganization of Old Loral, such number of reserved shares not to exceed 71,500 shares and (b) the number of outstanding shares of common stock of the Company shall be decreased by a number of shares equal to 45% of the total number of shares of restricted stock (issued to persons other than directors pursuant to the Company’s Amended and Restated 2005 Stock Incentive Plan) that are then subject to vesting but have not yet vested as of the date of the calculation, such numbers of shares of restricted stock not to exceed one million shares.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trading day period, but only if the Class B-1 and Class B-2 non-voting stock has been authorized by stockholders (the “Class B Non-Voting Stock Authorization”).

In the event of a Change of Control (as defined in the certificates of designation relating to the Loral Preferred Stock), a holder of Loral Series-1 Preferred Stock may at its option (i) redeem some or all of its shares of preferred stock for cash in an amount equal to the share purchase price plus accrued and unpaid dividends, (ii) convert some or all of its shares of Series-1 Preferred Stock, in the case of the Series A-1 Preferred Stock, into shares of common stock, and in the case of the Series B-1 Preferred Stock, into shares of Class B-1 non-voting common stock, or if on or after the Majority Ownership Date, shares of common stock, or (iii) if the holder of Loral Series-1 Preferred Stock does not elect to so redeem or convert, such shares of Loral Series-1 Preferred Stock will remain outstanding. In certain cases, a holder’s option to redeem for cash is exercisable only following Board approval of the Change of Control event. Upon a Change of Control, a holder of Loral Series-1 Preferred Stock is also entitled to receive a Make-Whole Amount, provided that the Make-Whole Amount is not payable if the Change of Control involves either MHR acquiring more than 50% but less than 90% of the common stock or another person acquiring more than 50% of the common stock as a result of an acquisition of Loral shares from MHR, in either case so long as the Board has not approved such transaction. The Make-Whole Amount means an amount equal to all dividends that would have accrued and accumulated on each share of Loral Series-1 Preferred Stock (assuming payment of all accrued dividends on each dividend payment date) from the date of a Change of Control through the date that is 66 months after the Issuance Date. The Make-Whole Amount will be paid in either cash (if the holder elects a cash redemption, or if so elected by the Company in the event the Company is then eligible to pay dividends in cash) or shares of Class B-2 non-voting common stock (if the holder elects conversion). If on the Change of Control redemption date, the Class B Non-Voting Stock Authorization has not yet been obtained, then the Make-Whole Amount, if payable in shares, will be paid not in shares of Class B-2 non-voting common stock, but rather, in the case of the Series A-1 Preferred Stock, in shares of Series A-2 convertible preferred stock (the “Series A-2 Preferred Stock”) and in the case of the Series B-1 Preferred Stock, in shares of Series B-2 convertible preferred stock (the “Series B-2 Preferred Stock”).

Each share of the Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series B-1 Preferred Stock and Series B-2 Preferred Stock (collectively, the “Loral Preferred Stock”) entitles the holder to 1/10,000 vote for each share of preferred stock. If the Company (i) fails to pay three quarterly dividend payments on the Loral Series-1 Preferred Stock when due or (ii) fails to make any dividend payment when due and there exists at such time assets or funds available to pay such dividends, then the holders of the Loral Preferred Stock may elect two directors to the Company’s board of directors, which directors shall serve until such time as the Company is once again current on its dividend payments on the Loral Series-1 Preferred Stock. In addition, there are certain actions that the Company may not undertake without the consent of the holders of a majority of the outstanding shares of the Loral Preferred Stock.

If the Class B Non-Voting Stock Authorization occurs at a time when no shares of Series A-2 Preferred Stock and Series B-2 Preferred Stock are issued and outstanding, the Series A-2 Preferred Stock and Series B-2 Preferred Stock will be eliminated from the authorized share capital of the Company.

The Company paid dividends of $14.4 million through the issuance of 5,427 shares of Series A-1 Preferred Stock and 42,335 shares of Series B-1 Preferred Stock for the year ended December 31, 2007. Accrued but unpaid dividends for Loral Series-1 Preferred Stock as of December 31, 2007 were $5.0 million.

The price of Loral’s common stock on October 16, 2006, the day before we signed the Securities Purchase Agreement, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair value of the common stock on the date the financing closed, as compared to the conversion price, the Company is required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its net loss applicable to common shareholders for the year ended December 31, 2007. We will also reflect a beneficial conversion feature in a similar manner for the Series B-1 Preferred Stock, in the period in which shareholder approval of the creation of the new

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

class of Class B-1 non-voting common stock is received. This beneficial conversion feature is recorded as a decrease to net income applicable to common shareholders and results in a reduction of both basic and diluted earnings per share. Accordingly, in the three months ended March 31, 2007, we recorded an increase to net loss applicable to common shareholders of $24.5 million. In the period in which shareholder approval of the new class of Class B-1 non-voting common stock is received, we expect that our net income (loss) applicable to common shareholders will be reduced (increased), as applicable, by approximately $154 million reflecting the beneficial conversion feature (less discount, if any, for the class B-1 non-voting common stock because of its non- voting status). To the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series A-1 Preferred Stock, we record an additional beneficial conversion feature that reduces our net income applicable to common shareholders. For the year ended December 31, 2007, we recorded a beneficial conversion feature of $1.2 million, for the dividends in additional shares of Loral Series A-1 Preferred Stock. We will also record an additional beneficial conversion feature in a similar manner for dividends in additional shares of Loral Series B-1 Preferred Stock in the period in which shareholder approval of the class B-1 non-voting common stock is received, and thereafter. For dividends paid and accrued through December 31, 2007 on the Loral Series B-1 Preferred Stock, the beneficial conversion feature that will be recorded when shareholder approval of the class B-1 non-voting common stock is received, is approximately $7 million.

In connection with the preferred stock financing, Loral agreed to present certain proposals to its stockholders at its annual meeting but requested that MHR waive such undertaking with regard to Loral’s 2008 annual meeting. MHR has agreed to Loral’s request as more specifically set forth in its April 28, 2008 letter agreement entered into with Loral. Loral intends to seek stockholder approval for these proposals at its annual meeting in 2009 or at a special meeting of stockholders.

Loral incurred issuance costs of $8.9 million in connection with this preferred stock financing. In addition, Loral paid MHR a placement fee of $6.75 million upon closing of the financing.

Loral Skynet Series A Preferred Stock

On November 21, 2005, Loral Skynet Corporation issued 1.0 million of its 2.0 million authorized shares of Series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization. The issued shares were distributed to holders of allowed claims in Orion Class 4, as such term is used in the Plan of Reorganization. Dividends on the Loral Skynet Preferred Stock (if not paid or accrued as permitted under certain circumstances) were payable in kind (in additional shares of Loral Skynet Preferred Stock) if the amount of any dividend payment would exceed certain thresholds.

The Loral Skynet Preferred Stock is reflected as minority interest on our consolidated balance sheet as of December 31, 2006 and dividend expense of $23.2 million, $24.8 million and $2.7 million for the years ended December 31, 2007 and 2006 and the period October 2, 2005 to December 31, 2005, respectively, are reflected as minority interest on our consolidated statements of operations.

Dividends paid on Loral Skynet Preferred Stock are as follow (in millions, except share data):

		Cash	PIK Dividends		Total
Payment Date	Dividend Period	Dividends	Shares	Amount	Dividends

November 5, 2007	7/14/07 to 11/05/07	$8.79	—	$—	$8.79
July 13, 2007	1/14/07 to 7/13/07	1.26	61,282	12.26	13.52
January 12, 2007	7/14/06 to 1/13/07	1.77	55,434	11.09	12.86
July 14, 2006	11/21/05 to 7/13/06	1.27	71,281	14.26	15.53

On November 5, 2007, in connection with the completion of the Telesat Canada transaction, all issued and outstanding shares of Loral Skynet Preferred Stock were redeemed.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plans

On November 21, 2005, the New Loral 2005 stock incentive plan (the “Stock Incentive Plan”) became effective pursuant to the Plan of Reorganization. The Stock Incentive Plan allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of Common Stock initially reserved and available for issuance under the Stock Incentive Plan was 1,390,452 shares. In addition, shares of Common Stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan. Options issued on December 21, 2005, totaling 1,390,452 shares, have an exercise price equal to the fair market value of our stock, as defined, vest over a four year period and have a seven year life. However, because communications to certain employees with options totaling 643,500 shares were made on January 9, 2006, recognition of the grant of these options was delayed to such date. The Awards provide for accelerated vesting if there is a change in control, as defined in the Stock Incentive Plan.

On May 22, 2007, at our annual meeting of stockholders, our stockholders approved the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Plan”) to increase by 1,582,000 the number of shares available for grant thereunder. These amendments covered the following grants that were all subject to stockholder approval of the plan amendments: (a) the grant in March 2006 of options to purchase 825,000 shares to our Chief Executive Officer in connection with his entering into an employment agreement with us (the “CEO March 2006 Option Grant”), (b) the grant in June 2006 of options to purchase 20,000 shares to our former Chief Financial Officer in connection with his entering into an amendment to his employment agreement, (c) the grant in June 2006 of options to purchase 120,000 shares to a former director in connection with his entering into a consulting agreement and (d) grants of approximately 175,000 shares of restricted stock, primarily to employees of SS/L. In addition, these amendments covered 31,000 shares of restricted stock granted to our directors as part of their compensation and approximately 410,300 shares available for future grant. The shares available for future grant will be used for awards to our employees, to fulfill existing contractual obligations and to cover the equity component of our directors compensation. These grants were recognized and measured upon stockholder approval of the amendments.

The above-mentioned grant to a former director in connection with his entering into a consulting agreement has been accounted for in accordance with EITF 96-18 as a non-employee grant and resulted in compensation expense of $2.6 million in 2007 (see Notes 3 and 19).

The fair value of employee and non-employee awards is estimated using the Black-Scholes-Merton model based on the assumptions below for the periods indicated:

	Year Ended		For the Period
	December 31,		October 2, 2005
	2007	2006	to December 31, 2005

Risk — free interest rate	4.5%	4.3%	4.4%
Expected life (years)	2.80	4.75	4.75
Estimated volatility	32.8%	27.4%	27.4%
Expected dividends	None	None	None

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of stock options awarded under the Stock Incentive Plan as of December 31, 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)

Outstanding at October 2, 2005	—	—	—
Granted (weighted average grant date fair value $6.82 per share)	746,952	$28.44	7 years
Exercised	—
Forfeited	—

Outstanding at December 31, 2005	746,952	$28.44	7 years
Granted (weighted average grant date fair value $7.66 per share)	643,500	$28.44
Exercised	—
Forfeited	(80,000)	$28.44

Outstanding at December 31, 2006	1,310,452	$28.44	5.8 years	$16.1
Granted (weighted average grant date fair value $23.46 per share)	965,000	$26.95
Exercised	(208,750)	$27.82		$2.9
Forfeited	(15,000)	$27.57

Outstanding at December 31, 2007	2,051,702	$27.81	4.2 years	$13.2

Vested and expected to vest at December 31, 2007	2,043,659	$27.81	4.2 years	$13.2

Exercisable at December 31, 2007	1,376,214	$27.89	4.3 years	$8.8

A summary of non-vested restricted stock as of December 31, 2007 and changes during the year is presented below (restricted stock generally vests over a two to four year period):

		Weighted Average
		Grant- Date
	Shares	Fair Value

Non-vested restricted stock at January 1, 2007	—
Granted	206,700	$46.65
Vested (intrinsic value of $3,016,000)	(62,777)	$46.65
Forfeited	(1,919)	$46.65

Non-vested restricted stock at December 31, 2007	142,004	$46.65

The total fair value of options vested was $21.6 million and $2.5 million for the years ended December 31, 2007 and 2006, respectively. No options vested in 2005.

In connection with the Telesat Canada transaction, pursuant to change of control provisions in certain stock option agreements, vesting on 503,113 shares was accelerated and resulted in stock compensation cost of $6.1 million charged to expense in 2007. Total compensation cost charged to expense, net of estimated forfeitures, for stock options and restricted stock was $26.3 million and $3.0 million in 2007 and 2006, respectively and $0.1 million for the period from October 2, 2005 to December 31, 2005. The tax benefit recognized in our statement of operations for this compensation cost was $10.3 million, $1.1 million and zero in 2007, 2006 and 2005,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. As of December 31, 2007, there was $12.2 million of total unrecognized compensation cost related to non-vested stock options and restricted stock which is expected to be recognized over the next two years.

As of December 31, 2007, there were 628,004 shares of Loral common stock available for future grant under the Stock Incentive Plan.

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

Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding. For the years ended December 31, 2007 and 2006 and for the periods from October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, the effect of approximately 2.1 million, 1.3 million, 0.7 million, and 2.0 million stock options outstanding, which would be calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive. In addition, for the year ended December 31, 2007, the effect of 0.1 million shares of non-vested restricted stock was excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

				Predecessor
	Successor Registrant			Registrant
			For the Period	For the Period
	For the Year	For the Year	October 2,	January 1,
	Ended	Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
	(in thousands, except per share data)
Numerator for basic and diluted loss per share:
(Loss) income applicable to common shareholders from continuing operations	$(15,405)	$(22,720)	$(15,261)	$1,030,882
Gain on sale of discontinued operations, net of taxes	—	—	—	13,967

Net (loss) income applicable to common stockholders	$(15,405)	$(22,720)	$(15,261)	$1,044,849

Denominator:
Weighted average common shares outstanding	20,087	20,000	20,000	44,108

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.77)	$(1.14)	$(0.76)	$23.37
Discontinued operations	—	—	—	0.32

(Loss) earnings per share	$(0.77)	$(1.14)	$(0.76)	$23.69

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Pensions and Other Employee Benefits

Pensions

We maintain a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans, and members may contribute to the pension plan in order to receive enhanced benefits. Benefits are based primarily on members’ compensation and/or years of service. Our funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on a discretionary basis. Plan assets are generally invested in equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct.

We recognize the long term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. Loral’s diversified pension portfolio is designed to maximize returns consistent with levels of liquidity and investment risk that are prudent and reasonable. The assets are invested using specified Russell-designed funds as directed by the plan’s investment committee. Russell uses a multi asset multi style multi manager investment approach in designing its funds. Portfolio risk is controlled through this diversification process and Russell’s constant monitoring of money managers. Performance results and fund accounting are provided to the Company on a monthly basis. Periodic reviews of the portfolio are done with Russell and the plan’s investment committee. The performance of the pension plans are reported to the board of directors at the quarterly board meetings. The portfolio includes holdings of domestic, non-U.S. and private equities, fixed income investments and alternative investments.

Effective July 1, 2006, we amended our pension plan to standardize the future benefits earned at all company locations for eligible employees. These amendments did not change any benefits earned through June 30, 2006. As a result of the amendments, all locations now have a career average plan that requires an employee contribution in order to receive the highest level of benefits. All current participants now earn future benefits under the same formula and have the same early retirement provisions. The amendments did not apply to certain employees under a bargaining unit arrangement. Additionally, employees hired after June 30, 2006, do not participate in the defined benefit pension plan, but participate in our defined contribution savings plan with an additional Company contribution. As a result of these amendments, our ongoing pension expense and cash funding requirement has been reduced commencing July 1, 2006.

Other Benefits

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for our pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

Curtailment

In connection with the Telesat Canada transaction, the pension benefits of Loral Skynet employees have been frozen and they will no longer earn additional benefits under the pension plans. Unvested pension plan participants will receive credit for Telesat Canada service for vesting purposes only. In addition, only service prior to the date of the Telesat Canada transaction will be considered to determine eligibility for retiree, medical and life insurance benefits. As a result, and because of other related employee actions, a curtailment gain has been recorded upon completion of the Telesat Canada transaction and is reflected in the tables below. The net pension liability has been excluded from the Telesat Canada transaction and retained by Loral.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2007 and 2006, and a statement of the funded status as of December 31, 2007 and, 2006, respectively. We use a December 31 measurement date for the pension plans and other post retirement benefit plans. The effect of the curtailment was measured as of October 31, 2007, the date of the Telesat Canada transaction. The plans’ benefit obligations and recorded liabilities were revalued as of October 1, 2005, in connection with our adoption of fresh-start accounting.

	Pension Benefits		Other Benefits
	For The Year Ended December 31,		For The Year Ended December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Reconciliation of benefit obligation
Obligation at beginning of period	$371,883	$406,906	$85,652	$81,176
Service cost	10,145	10,926	1,607	1,482
Interest cost	22,455	21,835	4,995	4,834
Participant contributions	1,612	1,051	1,827	1,569
Amendments	—	(35,849)	(2,815)	(2,154)
Actuarial (gain) loss	(15,492)	(12,423)	(3,125)	3,519
Benefit payments	(21,382)	(20,563)	(5,008)	(4,774)
Curtailment gain	(1,351)	—	(1,169)	—
Transfer of liability due to Telesat Canada transaction	—	—	(8,176)	—

Obligation at December 31,	$367,870	$371,883	$73,788	$85,652

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	$284,275	$247,728	$866	$1,028
Actual return on plan assets	18,936	27,762	89	38
Employer contributions	—	27,460	3,181	3,005
Participant contributions	1,612	1,051	1,827	1,569
Benefit payments	(20,540)	(19,726)	(5,008)	(4,774)

Fair value of plan assets at December 31,	$284,283	$284,275	$955	$866

Funded status at end of period	$(83,587)	$(87,608)	$(72,833)	$(84,786)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $156.4 million at December 31, 2007, (the “unfunded benefit obligations”). In connection with our adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”), as of December 31. 2006, we were required to recognize the funded status of a benefit plan on our balance sheet. As a result, as of December 31, 2006, we reduced our recorded liability for pensions by $50.5 million, with a corresponding credit to accumulated other comprehensive income, and increased our recorded liability for other benefits by $1.0 million, with a corresponding charge to accumulated other comprehensive income, to adjust to our actual unfunded benefit obligations. The unfunded benefit obligations were measured using a discount rate of 6.5% and 6.0% at December 31, 2007 and 2006, respectively. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $27.8 million and $26.6 million as of December 31, 2007 and 2006, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts recognized in accumulated other comprehensive income as of December 31, 2007 and 2006 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2007	2006	2007	2006

Actuarial gain (loss)	$26,477	$16,033	$(2,103)	$(2,893)
Amendments-prior service credit	30,829	34,450	3,446	1,915

	$57,306	$50,483	$1,343	$(978)

The amounts recognized in other comprehensive income during the year ended December 31, 2007 consist of (in thousands):

	Pension Benefits	Other Benefits

Actuarial gain during the period	$10,660	$3,178
Prior service credit during the period	—	2,815
Amortization of actuarial gain	(59)	111
Amortization of prior service credit	(2,784)	(553)
Recognition due to curtailment	(994)	(693)
Recognition due to Telesat Canada transaction	—	(2,537)

Total recognized in other comprehensive income	$6,823	$2,321

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2007	2006	2007	2006

Current Liabilities	$892	$797	$3,187	$3,610
Long-Term Liabilities	82,695	86,811	69,646	81,176

	$83,587	$87,608	$72,833	$84,786

The estimated actuarial gain and prior service credit for the pension benefits that will be amortized from accumulated other comprehensive income as a credit into net periodic cost over the next fiscal year is $0.1 million and $2.7 million, respectively. The estimated actuarial loss and prior service credit for other benefits that will be amortized from accumulated other comprehensive income as a credit into net cost over the next fiscal year is $0 and $0.5 million, respectively.

The accumulated pension benefit obligation was $364.3 million and $366.2 million at December 31, 2007 and 2006, respectively.

During 2007, there were no employer contributions required to be made to the plan. In September 2006, Loral made the minimum required contribution of $2.3 million to the pension plan and made an additional voluntary contribution to the pension plan of $25.2 million. The additional voluntary contribution was made to improve the funded status of the pension plan and to reduce future expected contributions. During 2008, based upon current estimates, we expect to contribute approximately $34 million to the qualified pension plan and expect to fund approximately $4 million for other employee post-retirement benefit plans.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the components of net periodic cost for the plans for the years ended December 31, 2007 and 2006, and for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 (in thousands):

	Pension Benefits				Other Benefits
				Predecessor				Predecessor
	Successor Registrant			Registrant	Successor Registrant			Registrant
			For the Period	For the Period			For the Period	For the Period
	For The Year		October 2,	January 1,	For The Year		October 2,	January 1,
	Ended		2005 to	2005 to	Ended		2005 to	2005 to
	December 31,		December 31,	October 1,	December 31,		December 31,	October 1,
	2007	2006	2005	2005	2007	2006	2005	2005
Service cost	$10,145	$10,926	$2,896	$7,787	$1,607	$1,482	$255	$680
Interest cost	22,455	21,835	5,760	17,601	4,995	4,834	1,157	3,407
Expected return on plan assets	(23,768)	(22,229)	(5,545)	(15,343)	(36)	(52)	(23)	(78)
Amortization of prior service credit	(2,784)	(1,399)	—	(27)	(553)	(239)	—	(1,443)
Amortization of net actuarial loss(gain)	(59)	—	—	4,976	111	127	—	1,843
Curtailment gain	(2,345)	—	—	—	(1,862)	—	—	—

Net periodic cost	$3,644	$9,133	$3,111	$14,994	$4,262	$6,152	$1,389	$4,409

The discount rate used to determine net periodic pension cost was 6.00% for the period January 1, 2007 to October 31, 2007 and, as a result of the remeasurement for the curtailment as of October 31, 2007, 6.50% for the period November 1, 2007 to December 31, 2007. Assumptions used to determine net periodic cost:

				Predecessor
	Successor Registrant			Registrant
			For the Period	For the Period
	For The Year		October 2,	January 1,
	Ended		2005 to	2005 to
	December 31		December 31,	October 1,
	2007	2006	2005	2005
Discount rate	6.00%/6.50%	5.75%	5.75%	6.00%
Expected return on plan assets	8.50%	9.00%	9.00%	9.00%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

Assumptions used to determine the benefit obligation:

				Predecessor
	Successor Registrant			Registrant
	December 31,			October 1,
	2007	2006	2005	2005
Discount rate	6.50%	6.00%	5.75%	5.75%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell, which allocates the assets into specified Russell designed funds as per our directed asset allocation. Each specified Russell fund is then managed by investment managers chosen by Russell. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the twenty-year historical return of our investment managers has been 10.1%. The expected long-term rate of return on plan assets determined on this basis was 8.5%

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the year ended December 31, 2007 and 9.0% for the year ended December 31, 2006, and the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005.

Our pension and other employee benefits plan asset allocations by asset category as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Equity investments	54%	55%
Fixed income investments	46%	45%

	100%	100%

Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2007, used a health care cost trend rate of 9.5% decreasing gradually to 4.5% by 2014. Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2006, used a health care cost trend rate of 10.25% decreasing gradually to 4.5% by 2014. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2007 would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$474	$(390)
Effect on the health care component of the accumulated postretirement benefit obligation	$5,944	$(4,993)

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

		Other Benefits
		Gross	Medicare
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts

2008	$23,527	$4,558	$284
2009	24,191	4,835	314
2010	24,844	5,114	342
2011	25,618	5,396	369
2012	25,771	5,650	400
2013 to 2017	140,187	30,600	2,375

Assets designated to fund the obligations of our supplementary retirement plan are held in a trust. Such assets amounting to $6.0 million and $6.4 million as of December 31, 2007 and 2006, respectively, are not available for general corporate use; however, these assets would be available to general creditors in the event of bankruptcy and, therefore, do not qualify as plan assets. Accordingly, other current assets included $0.8 million of these assets as of December 31, 2007 and other assets included $5.2 million and $6.4 million of these assets as of December 31, 2007 and 2006, respectively.

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides matching contributions of 66 2/3% of up to 6% of a participant’s pay, and retirement contributions. Retirement contributions represent contributions made by the Company to provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For the years ended December 2007, and 2006, Company contributions were $7.7 million, and $5.5 million, respectively. For the periods from October 2, 2005 to December 31, 2005, and January 1, 2005 to October 1, 2005, Company contributions were $1.0 million and $3.3 million, respectively. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

16.	Financial Instruments and Foreign Currency

Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of short-term investments, investments in available-for-sale securities and supplemental retirement plan assets is based on market quotations. The fair value of our long-term debt was $143.6 million at December 31, 2006 based on market pricing at that time.

The fair value of the investments in available-for-sale securities of Globalstar Inc. represents an unrealized gain of $0.3 million, before taxes as of December 31, 2007 (see Note 8).

Foreign Currency

We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates.

As of December 31, 2007, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the December 31, 2007 exchange rates) that were unhedged (in millions):

	Foreign Currency		U.S. $

Future revenues — Japanese Yen		¥84	$0.7
Future expenditures — Japanese Yen		¥4,222	$37.6
Future expenditures — EUROs	E	3.7	$5.5

Derivatives

As part of the Telesat Canada transaction, Telesat Holdco received financing commitments from a syndicate of banks for $2.279 billion (based on an exchange rate of $1.00/CAD 0.9429 as of October 31, 2007) of senior secured credit facilities, $692.8 million of a senior unsecured bridge facility and $217.2 million of a senior subordinated unsecured bridge facility. The purchase price of Telesat Canada was in Canadian dollars, while most of the debt financing was in U.S. dollars. Accordingly, to insulate themselves from Canadian dollar versus US dollar fluctuations, Loral, through Loral Skynet, and PSP, entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. On October 23, 2007, Loral Skynet transferred its financial commitments under its contracts to Telesat Holdco.

A summary of these transactions is as follows:

1) In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty, effectively converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral Skynet to the counterparty for entering into this transaction. This currency basis swap was transferred to Telesat Holdco on October 23, 2007. Loral Skynet recognized a loss of $39.0 million on the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency basis swap ($36.5 million for 2007 and $2.4 million for 2006). As of December 31, 2006, other current liabilities included $2.4 million, reflecting the fair value of the swap.

2) In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million ($1.00/CAD 1.1461) with a settlement date of December 17, 2007. In January 2007, Loral Skynet entered into additional forward foreign currency contracts with the same single bank counterparty selling $200.0 million for CAD 232.8 million ($1.00/CAD 1.1512) with a settlement date of December 17, 2007. No cash payments were made by Loral Skynet to the single bank counterparty for entering into these transactions. Loral Skynet’s forward foreign currency contracts were transferred to Telesat Holdco on October 23, 2007. Loral Skynet recognized a gain of $122.6 million ($125.9 million gain for 2007 and a $3.3 million loss for 2006) on the forward foreign currency contracts. As of December 31, 2006, other current liabilities include $3.3 million reflecting a mark-to-market exchange rate of $1.00/CAD 1.1539 of the forward foreign currency contracts.

17.	Commitments and Contingencies

Financial Matters

We had outstanding letters of credit of approximately $6.1 million as of December 31, 2007.

Due to the long lead times required to produce purchased parts, we have entered into various purchase commitments with suppliers. These commitments aggregated approximately $568 million as of December 31, 2007 and primarily relate to Satellite Manufacturing backlog.

We paid $1.7 million in January 2008 and are obligated to pay $1.7 million in January 2009 to the U.S. Department of State pursuant to a consent agreement entered into by Old Loral and SS/L.

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the years ended December 31, 2007 and 2006 and for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, is as follows (in millions):

Balance of deferred amounts at January 1, 2005	$27.2
Accruals for deferred amounts issued during the period	1.3
Accruals relating to pre-existing contracts (including changes in estimates)	10.5

Balance of deferred amounts at October 1, 2005	39.0
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	2.7

Balance of deferred amounts at December 31, 2005	41.7
Accruals for deferred amounts issued during the period	4.8
Accruals relating to pre-existing contracts (including changes in estimates)	7.4

Balance of deferred amounts at December 31, 2006	53.9
Warranty costs incurred including payments	(10.8)
Accruals relating to pre-existing contracts (including changes in estimates)	(8.1)

Balance of deferred amounts at December 31, 2007	$35.0

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reduction of the deferred amounts was primarily attributable to a resolution of certain warranty obligations for less than previously estimated amounts. In connection with the reduction of the deferred amounts, interest expense was reduced by $4.5 million for the year ended December 31, 2007.

In connection with the Telesat Canada transaction, Loral is restructuring its corporate functions. Through mid-2008 Loral will reduce the number of employees at its headquarters, consolidating some functions at SS/L. During 2007, Loral charged approximately $7.0 million to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily during 2008 and 2009. Approximately $0.2 million was paid as of December 31, 2007.

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

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). The Credit Agreement amends and restates in its entirety the Customer Credit Agreement entered into by SS/L and Sirius on June 7, 2006 (the “Original Credit Agreement”). The purpose of the amendment and restatement is to make available to Sirius financing for the purchase of a second satellite under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Amended Satellite Purchase Agreement”). Under the Credit Agreement, SS/L has agreed to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”). Loans made under the Credit Agreement are secured by Sirius’ rights under the Amended Satellite Purchase Agreement, including its rights to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., and, subject to certain exceptions, any future material subsidiary that may be formed by Sirius hereafter. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty, and, upon the occurrence of certain events, Sirius is required to prepay the loans. As of December 31, 2007, no loans were outstanding under the Credit Agreement. Sirius is currently eligible to borrow $82 million under the Credit Agreement, representing reimbursement of payments previously made by Sirius under the Amended Satellite Purchase Agreement.

See Note 19 — Related Party Transactions — Transactions with Affiliates — Telesat Canada for commitments and contingencies relating to our agreement to indemnify Telesat Canada for certain liabilities and our arrangements with ViaSat, Inc. and Telesat Canada.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty-three of the satellites built by SS/L and launched since 1997 have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

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

See Note 19 — Related Party Transactions — Transactions with Affiliates — Telesat Canada for commitments and contingencies relating to SS/L’s obligation to make payments to Telesat Canada for transponders on Telstar 10 allocated to ChinaSat.

Regulatory Matters

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Arrangements

We lease certain facilities and equipment under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. Rent expense, net of sublease income is as follows (in thousands):

	Gross	Sublease
	Rent	Income	Net Rent

Year ended December 31, 2007	$26,302	$(76)	$26,226
Year ended December 31, 2006	$27,317	$(20)	$27,297
October 2, 2005 to December 31, 2005	$6,536	$(38)	$6,498
January 1, 2005 to October 1, 2005	$20,057	$(261)	$19,796

Future minimum payments, by year and in the aggregate under operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2007 (in thousands):

2008	$8,589
2009	7,671
2010	6,953
2011	4,922
2012	2,651
Thereafter	1,979

$32,765

Legal Proceedings

New York Shareholder Litigation

On or about November 3, 2006, plaintiff Maxine Babus, derivatively on behalf of Loral Space & Communications Inc., filed a shareholder derivative complaint in the Supreme Court of the State of New York, County of New York, against all the members of the Loral board of directors and against Loral as a nominal defendant. On or about April 4, 2007, the plaintiff filed an amended shareholder class and derivative complaint against all members of the Loral board of directors, MHR and certain funds (the “MHR Funds”) and other entities affiliated with MHR (collectively, MHR, the MHR Funds and such other entities, the “MHR Entities”) and Loral as a nominal defendant. The amended complaint alleges, among other things, that, in connection with the Company’s Securities Purchase Agreement dated October 17, 2006, as amended and restated on February 27, 2007, pursuant to which the Company sold to the MHR Funds $300 million in new convertible preferred stock, the directors and the MHR Entities breached their fiduciary duties to the Company, including the fiduciary duties of care and loyalty, and that the MHR Entities and Dr. Mark H. Rachesky have aided and abetted the directors’ breach of fiduciary duty. The amended complaint seeks, among other things, both as to the derivative claims and the class action claims, preliminary and permanent injunctive relief, an award of compensatory damages in an amount to be determined, rescission of the Securities Purchase Agreement and plaintiff’s costs and disbursements, including attorneys’ and experts’ fees and expenses.

The plaintiff, Mrs. Babus, died in November 2006, and, in August 2007, her son was substituted as plaintiff in place of his deceased mother. After discussions between the parties in which it was decided not to proceed with a Memorandum of Understanding entered into in March 2007 (more fully described in the Company’s Report on Form 8-K filed on March 21, 2007, and the full text of which is attached as Exhibit 10.1 thereto) in light of a further advanced Delaware shareholder litigation (discussed below), the parties have agreed, and the court in an order dated December 5, 2007 ordered, that the Babus lawsuit be stayed pending final resolution of such Delaware shareholder litigation.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has received requests for indemnification and advancement of expenses from its directors pursuant to their indemnification agreements with the Company for any losses or costs they may incur as a result of the Babus lawsuit.

Delaware Shareholder Litigation

On or about May 14, 2007, the Court of Chancery of the State of Delaware in and for New Castle County entered an order consolidating two civil actions previously commenced by certain stockholders of the Company against the Company, the MHR Entities and the individual members of the Company’s board of directors under the caption In re: Loral Space and Communications Inc. Consolidated Litigation. Plaintiffs in this action are certain stockholders of the Company who allege that they hold over 25% of the outstanding common stock of the Company (the “Blackrock Plaintiffs”) and Highland Crusader Offshore Partners, L.P. (“Highland,” and, together with the Blackrock Plaintiffs, the “Delaware Plaintiffs”), the purported owner of over 7% of Loral’s outstanding common stock. The Blackrock Plaintiffs have brought the case derivatively on behalf of the Company and directly on behalf of the Blackrock Plaintiffs individually. The case has also been brought by Highland as a class action on behalf of a class of Loral stockholders consisting of all security holders of the Company (except the defendants and persons or entities related to or affiliated with the defendants) who, as alleged in the amended and consolidated complaint, “are or will be threatened with injury arising from Defendants’ actions” as described in the amended and consolidated complaint.

In the amended and consolidated complaint, the Blackrock Plaintiffs have brought derivative claims alleging, among other things, that, in connection with the Securities Purchase Agreement, pursuant to which the Company sold $300 million of preferred stock to the MHR Funds, the directors and the MHR Entities breached their fiduciary duties to the Company, including the fiduciary duties of care and loyalty, the MHR Entities have aided and abetted the directors’ breach of fiduciary duty, and the directors have engaged in conduct, or intentionally or recklessly approved conduct, that has caused the Company to waste valuable corporate assets. In addition, the Blackrock Plaintiffs have brought a direct claim against the MHR Entities and Dr. Rachesky alleging breach of their fiduciary duties allegedly owed to the Blackrock Plaintiffs, and a claim alleging that, by approving, engaging in and closing the transactions contemplated by the Securities Purchase Agreement, defendants violated the restriction on transactions between companies and their interested stockholders contained in Section 203 of the Delaware General Corporation Law.

In the amended and consolidated complaint, Highland has brought class claims alleging, among other things, that, in connection with the Securities Purchase Agreement, MHR and the individual defendants breached their fiduciary duties in negotiating and approving the Securities Purchase Agreement, MHR and the individual defendants breached their fiduciary duties by failing to terminate and re-negotiate the Securities Purchase Agreement after it was announced, the individual defendants committed an ultra vires abdication of their statutory authority, MHR and the individual defendants breached their fiduciary duty of disclosure by stating publicly that they would seek to renegotiate the Securities Purchase Agreement after it was announced or to obtain an alternative and instead proceeding with the Securities Purchase Agreement, and MHR aided and abetted the individual defendants in their breach of fiduciary duty.

In May 2007, the defendants filed answers, denying any allegations of wrongdoing and asserting various defenses. On February 20, 2008, the court entered an order (i) certifying a class action as to the class claims for a class of all record and beneficial owners of common stock of Loral as of October 17, 2006 and their successors, representatives, trustees, executors, administrators, heirs, assigns or transferees, (ii) appointing Highland as class representative and (iii) designating counsel to the class.

In a pre-trial stipulation and order entered into in February 2008, the Delaware Plaintiffs stated that the relief they were seeking was, among other things, (a) an order directing that MHR offer the preferred stock purchased pursuant to the Securities Purchase Agreement, together with all accrued and PIK dividends thereon, to all other holders of Loral common stock on a pro rata basis, and that in connection with such offer, the terms of the preferred

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock be modified to reflect market terms and otherwise be fair to Loral’s non-controlling stockholders; or (b) in the alternative, (i) an order, pending conversion of the preferred stock into nonvoting common stock, imposing a constructive trust on the preferred stock for the benefit of Loral and the class pursuant to which MHR cannot receive any benefits from the preferred stock or exercise any of the rights associated with the preferred stock; and (ii) an order determining and resetting the conversion price of the preferred stock at the fair market value of Loral as of October 17, 2006 (the “new conversion price”); and (iii) an order re-characterizing the preferred stock as that number of shares of non-voting common stock into which the preferred stock would convert at the new conversion price (the “new resulting shares”) (or, alternatively, an order enjoining MHR from converting the preferred stock into any more shares than the new resulting shares; enjoining Loral from issuing to MHR in place of the preferred stock any more shares than the new resulting shares and continuing the constructive trust with respect to any remaining shares of preferred stock); (c) an order directing MHR to disgorge the $6.75 million placement fee paid by Loral to MHR in connection with the preferred stock issuance and, to the extent not disgorged, an order holding MHR and the director defendants jointly and severally liable for that amount; (d) an order directing MHR to repay Loral for the fees incurred by MHR’s financial and legal advisors in connection with Securities Purchase Agreement and, to the extent not repaid, an order holding MHR and the directors defendants jointly and severally liable for that amount; (e) an order holding MHR and the director defendants jointly and severally liable for all other costs and expenses incurred by Loral in connection with the Securities Purchase Agreement and the litigation; (f) an award of attorneys’ fees, costs and expenses, including expert fees, to the Delaware Plaintiffs’ counsel; and (g) such other and further relief as the court deems just and proper. If there is a determination of liability, however, the Court of Chancery, which is a court of equity, has wide latitude in determining remedies.

A trial in this action commenced in early March 2008. Fact testimony was completed, but expert testimony is scheduled to be heard on May 12, 2008.

In addition, the Company has received requests for indemnification and advancement of expenses from certain of its directors under their indemnification agreements with the Company for any losses or costs they may incur as a result of the In re: Loral Space and Communications Inc. Consolidated Litigation lawsuit.

Although there can be no assurance as to the outcome of this litigation, we do not currently believe that the litigation will have a material adverse effect on our consolidated financial position or results of operations.

  Skynet Noteholders Litigation

On November 21, 2005, Loral Skynet issued $126 million principal amount of Loral Skynet Notes under the Indenture. The Loral Skynet Notes could be redeemed prior to October 15, 2009 (an “Early Redemption”) at a redemption price of 110% of the principal amount plus accrued and unpaid interest if the holders of two-thirds of the principal amount of the Loral Skynet Notes did not object to the redemption. On June 13, 2007, at the request of Loral Skynet, the trustee under the Indenture (the “Trustee”) issued a Notice of Provisional Redemption. On July 12, 2007, the Trustee reported that objections to the proposed redemption had been received from holders of Loral Skynet Notes representing less than two-thirds of the outstanding Loral Skynet Notes, and, on July 16, 2007, at the request of Loral Skynet, the Trustee issued an unconditional Notice of Full Redemption. Consequently, the Loral Skynet Notes were redeemed on September 5, 2007, and the Indenture was discharged.

In connection with the redemption of the Loral Skynet Notes, on June 13, 2007, GPC XLI L.L.C., Rockview Trading, Ltd., KS Capital Partners L.P., Murray Capital Management, Inc. Watershed Capital Institutional Partners L.P., Watershed Capital Partners (Offshore), Ltd. and Watershed Capital Partners L.P. (collectively, the “Skynet Noteholder Plaintiffs”) as holders of Loral Skynet Notes commenced an action in the Court of Chancery of the State of Delaware in and for the County of New Castle against Loral, Loral Skynet and the subsidiaries of Loral Skynet that are obligors under the Indenture (collectively, “Defendants”) alleging that Defendants breached the Indenture and the implied covenant of good faith and fair dealing in the Indenture and the Loral Skynet Notes.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Specifically, the Skynet Noteholder Plaintiffs’ complaint relates to the Securities Purchase Agreement, dated as of October 17, 2006, as amended and restated on February 27, 2007, between Loral and MHR, pursuant to which, in February 2007, funds affiliated with MHR purchased $300 million of Loral Series-1 Preferred Stock from Loral as described in Note 13. In that agreement, among other things, MHR also agreed to cause its affiliated funds, which collectively hold more than one-third of the outstanding Loral Skynet Notes, not to object to a proposed Early Redemption of the Loral Skynet Notes in connection with a transaction such as the Telesat Canada transaction, subject to the consummation of that transaction. The Skynet Noteholder Plaintiffs allege that Loral compensated MHR for the Early Redemption covenant and that MHR did not waive its objection to the provisional call for free. The Skynet Noteholder Plaintiffs further allege that the payment to MHR for the Early Redemption covenant was not offered to any other noteholder, and was a way of paying MHR more than the stated redemption price for the Loral Skynet Notes and evading the non-MHR noteholders’ rights to object to a redemption. The Skynet Noteholder Plaintiffs are seeking, among other things, an order (i) declaring that Defendants violated the terms of the Indenture; (ii) declaring an event of default pursuant to the Indenture; (iii) directing the Defendants to pay them a sum not less than $17.9 million in lost interest; (iv) an award of attorneys fees, costs and expenses, including expert fees, to their counsel pursuant to the Indenture; and (v) granting such other relief as the court deems just and proper.

In connection with a motion for a preliminary injunction brought by the Skynet Noteholder Plaintiffs prior to the redemption, which was denied by the court, Loral agreed to place $12 million, which is included in restricted cash in other current assets in our consolidated balance sheet, in escrow for the benefit of holders of Loral Skynet Notes other than funds affiliated with MHR should they ultimately prevail.

A trial on the merits commenced in early March 2008 together with the trial in the In re: Loral Space and Communications Inc. Consolidated Litigation (discussed above). Fact testimony was completed, but expert testimony is scheduled to be heard on May 12, 2008.

Loral believes that the September 5, 2007 Early Redemption is proper in accordance with the terms of the Indenture. Although there can be no assurance as to the outcome of this litigation, Loral believes that the likelihood of an unfavorable outcome is remote, and therefore, the Company has not recorded a loss contingency related to this matter.

  Informal SEC Inquiry

In June and July 2007, we received letters from the Staff of the Division of Enforcement of the SEC informing the Company that it is conducting an informal inquiry and requesting that the Company provide certain documents and information relating primarily to the Securities Purchase Agreement, dated as of October 17, 2006, as amended and restated on February 27, 2007, between Loral and MHR and activities before and after its execution as well as documents and information relating to the redemption of the Loral Skynet Notes (see Note 10) and documents and information regarding the directors and officers of Loral. The letter advised that the informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. The Company is cooperating with the SEC staff. In addition, the Company has received requests for indemnification and advancement of expenses from certain of its advisors with respect to costs they may incur as a result of compliance with SEC document requests.

  Rainbow DBS Litigation

In March 2001, Loral entered into an agreement (the “Rainbow DBS Sale Agreement”) with Rainbow DBS Holdings, Inc. (“Rainbow Holdings”) pursuant to which Loral agreed to sell to Rainbow Holdings its interest in Rainbow DBS Company, LLC (formerly R/L DBS Company, LLC, “Rainbow DBS”) for a purchase price of $33 million plus interest at an annual rate of 8% from April 1, 2001. Loral’s receipt of this purchase price was, however, contingent on the occurrence of certain events, including without limitation, the sale of substantially all of the assets of Rainbow DBS. At the time of the Rainbow DBS Sale Agreement, Loral’s investment in Rainbow DBS had been recorded at zero and Loral did not record a receivable or gain from this sale. In November 2005, Rainbow

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DBS sold its Rainbow 1 satellite and related assets to EchoStar Communications Corporation. Rainbow Holdings, however, informed Loral that it did not believe that Loral was entitled to receive an immediate payment of the purchase price under the Rainbow DBS Sale Agreement as a result of the EchoStar sale transaction. Loral disputed Rainbow Holdings’ interpretation of the agreement and, in September 2005, commenced a lawsuit in the Supreme Court of the State of New York to enforce its rights thereunder. After a jury trial held in January 2007, the jury returned a verdict in favor of Loral, and a final judgment in the amount of $52 million (representing the $33 million purchase price plus interest at 8% from April 1, 2001 through the date of the judgment) was entered by the court on March 12, 2007. Rainbow Holdings filed a motion to set aside the verdict or, in the alternative, a new trial, which motion was denied by the court by order dated March 30, 2007. Rainbow DBS appealed the final judgment and the court’s order denying Rainbow DBS’s motion to set aside the verdict or for a new trial. In February 2008, the Appellate Division, First Department, unanimously affirmed the final judgment and the court’s order denying Rainbow Holding’s motion to set aside the verdict or for a new trial. Rainbow Holdings’ motion for leave to appeal to the Court of Appeals was denied on April 8, 2008. On April 15, 2008, Rainbow Holdings moved for leave to appeal directly from the Court of Appeals. A third party has asserted a prepetition claim against the Company in the amount of $3 million with respect to the purchase price.

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

  Class Action Securities Litigations

In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. The defendant filed an answer in March 2004. Discovery in this case has been completed. Plaintiffs have filed a motion for class certification which is pending. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Indemnification Claims.”

In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the court. The defendants filed an answer to the complaint in December 2004. Discovery in this case has been stayed, and the stay will remain in effect until 30 days after a decision on the pending class certification motion in the Beleson case discussed above or upon 20 days notice by either party. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Indemnification Claims.”

  Class Action ERISA Litigation

In April 2004, two separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by former employees of Old Loral and participants in the Old Loral Savings Plan (the “Savings Plan”) were consolidated into one action titled In re: Loral Space ERISA Litigation. In July 2004, plaintiffs in the consolidated action filed an amended consolidated complaint against the members of the Loral Space & Communications Ltd. Savings Plan Administrative Committee and certain existing and former members of the Board of Directors of SS/L, including Bernard L. Schwartz. The amended complaint seeks, among other things, damages in the amount of any losses suffered by the Savings Plan to be allocated among the participants’ individual accounts in proportion to the accounts’ losses, an order compelling defendants to make good to the Savings Plan all losses to the Savings Plan resulting from defendants’ alleged breaches of their fiduciary duties and reimbursement of costs and attorneys’ fees. The amended complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Savings Plan by including Old Loral common stock as an investment alternative and by providing matching contributions under the Savings Plan in Old Loral stock, (b) that the director defendants violated Section 404 of ERISA by breaching their fiduciary duties to monitor the committee defendants and to provide them with accurate information, (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide complete and accurate information to Savings Plan participants and beneficiaries, and (d) that defendants violated Sections 404 and 405 of ERISA by breaching their fiduciary duties to avoid conflicts of interest. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Savings Plan at any time between November 4, 1999 and the present and whose accounts included investments in Old Loral stock. Plaintiffs have also filed a proof of claim against Old Loral with respect to this case and have

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed that in no event will their claim against Old Loral with respect to this case exceed $22 million. If plaintiffs’ claim ultimately becomes an allowed claim under the Plan of Reorganization, plaintiffs would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, New Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash.

In addition, two insurers under Old Loral’s directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. In March 2005, the insurers filed answers to the complaint and one of the insurers filed a cross claim against the other insurer which such insurer answered in April 2005. In August and October 2005, each of the two potentially responsible insurers moved separately for judgment on the pleadings, seeking a court ruling absolving it of liability to provide coverage of the ERISA action. In March 2006, the court granted the motion of one of the insurers and denied the motion of the other insurer. Discovery with regard to defenses to coverage asserted by the potentially responsible insurer has ended, and the defendant insurer moved for summary judgment with respect to one of its coverage defenses. This motion was denied by the court in September 2007.

In April 2008, the defendant insurer, the plaintiffs and the Company agreed in principle to a settlement of both the insurance coverage litigation and the In re: Loral Space ERISA Litigation case. Pursuant to this settlement, the settlement will be funded entirely by the defendant insurer, and New Loral will not be required to make any contribution toward the settlement. In addition, the bankruptcy claim filed by plaintiffs against Old Loral with respect to the In re: Loral Space ERISA Litigation case will be disallowed and expunged. The settlement is subject to execution of a definitive settlement agreement and approval by the court.

We believe, although no assurance can be given, that, should the settlement not be consummated, the liability of New Loral, if any, with respect to the In re: Loral Space ERISA Litigation case or with respect to the related insurance coverage litigation is limited solely to the Direct Indemnity Liability and the D&O Claims as described above under “Indemnification Claims” and, to the extent that any award is ultimately granted to the plaintiffs in this action, to distributions under the Plan of Reorganization as described above.

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

  Reorganization Matters

In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and its Debtor Subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the Bankruptcy Court. To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom or in New Loral common stock for all other claims. As of December 31, 2007, we have resolved all disputed claims that are payable in cash and have reserved approximately 107,000 of the 20 million shares of New Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.

Confirmation of our Plan of Reorganization was opposed by the Official Committee of Equity Security Holders (the “Equity Committee”) appointed in the Chapter 11 Cases and by the self-styled Loral Stockholders Protective Committee (“LSPC”). Shortly before the hearing to consider confirmation of the Plan of Reorganization, the Equity Committee also filed a motion seeking authority to prosecute an action on behalf of the estates of Old Loral and its Debtor Subsidiaries seeking to unwind as fraudulent, a guarantee provided by Old Loral in 2001, of certain indebtedness of Loral Orion, Inc. (the “Motion to Prosecute”). By separate Orders dated August 1, 2005, the Bankruptcy Court confirmed the Plan of Reorganization (the “Confirmation Order”) and denied the Motion to Prosecute (the “Denial Order”). On or about August 10, 2005, the LSPC appealed (the “Confirmation Appeal”) to the United States District Court for the Southern District of New York (the “District Court”) the Confirmation Order and the Denial Order. On February 3, 2006, we filed with the District Court a motion to dismiss the Confirmation Appeal. On May 26, 2006, the District Court granted our motion to dismiss the Confirmation Appeal. The LSPC subsequently filed a motion for reconsideration of such dismissal, which the District Court denied on June 14, 2006 (the “Reconsideration Order”). On or about July 12, 2006, a person purportedly affiliated with the LSPC appealed the dismissal of the Confirmation Appeal and the Reconsideration Order to the United States Court of Appeals for the Second Circuit (the “Second Circuit Confirmation Appeal”). On February 22, 2008, the Second Circuit affirmed the District Court’s judgment dismissing the Confirmation Appeal and the Reconsideration Order.

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

18.	Segments

Loral is organized into two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat Canada for the period from October 31, 2007 to December 31, 2007. Although we analyze Telesat Canada’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat Canada’s results as equity in net losses of affiliates.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate in 2007. XTAR was owned by Loral Skynet until the closing of the Telesat Canada transaction; however, we retained our investment in XTAR, and it was not transferred to Telesat Canada in connection with the Telesat Canada transaction.

We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock based compensation), gain on contribution of Loral Skynet and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: reorganization expenses due to bankruptcy; gain on contribution of Loral Skynet; gain on discharge of pre-petition obligations and fresh-start adjustments; gain (loss) on investments and foreign exchange contracts; loss on extinguishment of debt; other income (expense); equity in net income (losses) of affiliates; and minority interest.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows:

2007 Segment Information
(in millions)

	Satellite	Satellite
	Manufacturing	Services(1)	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues(3)	$739.9	$238.9		$978.8
Intersegment revenues(3)	74.4	2.3		76.7

Operating segment revenues	$814.3	$241.2		1,055.5

Intercompany eliminations(4)				(55.2)
Affiliate eliminations(1)				(117.8)

Revenues as reported				$882.5

Segment Adjusted EBITDA before eliminations(5)(6)	$34.5	$118.4	$(37.9)	$115.0

Intercompany eliminations(4)				(6.1)
Affiliate eliminations(1)				(65.3)

Adjusted EBITDA				43.6
Depreciation and amortization(7)				(103.3)
Gain on the contribution of Loral Skynet to Telesat Canada				104.9

Operating income from continuing operations				45.2
Interest and investment income				39.3
Interest expense				(2.3)
Unrealized gain on foreign exchange contracts				89.4
Loss on extinguishment of debt				(16.2)
Other expense				2.4
Income tax provision				(83.5)
Equity loss in affiliates		$(1.8)	$(19.6)	(21.4)

Minority interest				(23.2)

Income from continuing operations				$29.7

Other Data:
Segment depreciation and amortization(7)	$36.3	$85.9	$22.3	$144.5
Affiliate eliminations(1)	—	(41.2)	—	(41.2)

Depreciation and amortization as reported	$36.3	$44.7	$22.3	$103.3

Segment capital expenditures(7)	$37.5	$88.7	$—	$126.2
Affiliate eliminations(1)	—	(30.4)	—	(30.4)

Capital expenditures as reported	$37.5	$58.3	$—	$95.8

Segment total assets	$963.4	$6,221.4	$128.1	$7,312.9
Affiliate eliminations(1)	—	(5,610.0)	—	(5,610.0)

Total assets as reported(7)	$963.4	$611.4	$128.1	$1,702.9

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Segment Information
(in millions)

	Satellite	Satellite
	Manufacturing	Services	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues(3)	$636.6	$160.7		$797.3
Intersegment revenues	59.9	3.1		63.0

Operating segment revenues	$696.5	$163.8		860.3

Intercompany eliminations(4)				(63.0)

Revenues as reported				$797.3

Segment Adjusted EBITDA before eliminations(5)(6)	$65.9	$68.0	$(26.8)	$107.1

Intercompany eliminations(4)				(6.0)

Adjusted EBITDA				101.1
Depreciation and amortization(7)				(71.3)

Operating income from continuing operations				29.8
Interest and investment income				31.5
Interest expense				(23.4)
Other expense				(7.8)
Income tax provision				(20.8)
Equity loss in affiliates				(7.2)
Minority interest				(24.8)

Loss from continuing operations				$(22.7)

Other Data:
Depreciation and amortization as reported(7)	$23.3	$45.9	$2.1	$71.3

Capital Expenditures as reported	$18.4	$63.7	$0.1	$82.2

Total assets as reported(7)	$944.6	$750.4	$34.9	$1,729.9

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Segment Information
(in millions)

October 2, 2005 through December 31, 2005

	Satellite	Satellite
	Manufacturing	Services	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues(3)	$161.0	$36.1		$197.1
Intersegment revenues	0.8	0.9		1.7

Operating segment revenues	$161.8	$37.0		198.8

Intercompany eliminations(4)				(1.6)

Revenues as reported				$197.2

Segment Adjusted EBITDA before eliminations(5)(6)	$11.8	$11.5	$(11.0)	$12.3

Intercompany eliminations(4)				(1.2)

Adjusted EBITDA				11.1
Depreciation and amortization(7)				(16.0)

Operating loss from continuing operations				(4.9)
Interest and investment income				4.1
Interest expense				(4.4)
Other expense				(0.2)
Income tax provision				(1.8)
Equity loss in affiliates				(5.4)
Minority interest				(2.7)

Loss from continuing operations				$(15.3)

Other Data:
Depreciation and amortization as reported	$3.2	$12.4	$0.4	$16.0

Capital Expenditures as reported	$3.0	$2.0	$—	$5.0

Total assets as reported	$871.5	$741.4	$66.1	$1,679.0

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Segment Information
(in millions)

Predecessor Registrant
January 1, 2005 through October 1, 2005

	Satellite	Satellite
	Manufacturing	Services	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues(3)	$318.6	$111.3		$429.9
Intersegment revenues	10.9	3.2		14.1

Operating segment revenues	$329.5	$114.5		444.0

Intercompany eliminations(4)				(14.8)

Revenues as reported				$429.2

Segment Adjusted EBITDA before eliminations(5)(6)	$15.2	$39.8	$(17.3)	$37.7

Intercompany eliminations(4)				(12.3)

Adjusted EBITDA				25.4
Depreciation and amortization(7)				(61.3)
Reorganization expenses due to bankruptcy				(31.2)

Operating loss from continuing operations				(67.1)
Gain on discharge of pre-petition obligations and fresh-start adjustments(8)				1,101.5
Interest and investment income				6.4
Interest expense(7)				(17.2)
Other expense				(0.9)
Income tax benefit(7)				10.9
Equity loss in affiliates				(2.8)
Minority interest				0.1

Income from continuing operations				$1,030.9

Other Data:
Depreciation and amortization as reported	$11.9	$48.8	$0.6	$61.3

Capital Expenditures as reported	$2.4	$2.2	$—	$4.6

Total assets as reported(7)	$510.7	$521.5	$68.8	$1,101.0

(1)	Satellite Services for 2007 include Loral Skynet for the period January 1, 2007 to October 30, 2007 and Telesat Canada for the period October 31, 2007 to December 31, 2007. Affiliate eliminations represent the elimination of amounts attributable to Telesat Canada whose results are reported in our consolidated statement of operations as equity in net income of affiliates and in our consolidated balance sheet as investment in affiliates.

(2)	Includes corporate expenses incurred in support of our operations and for the years ended December 31, 2007 and 2006 and the period October 2, 2005 to December 31, 2005 includes $0.3 million, $1.2 million and $3.9 million, respectively, of continuing expenses for bankruptcy related matters, which after the adoption of fresh-start accounting are classified as corporate general and administrative expenses. Corporate for 2007 includes our equity investments in XTAR and Globalstar service providers.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Includes revenues from affiliates of $0.5 million for 2007, $11.3 million in 2006 and $4.1 million for the period October 2, 2005 to December 31, 2005, and $10.0 million for the period January 1, 2005 to October 1, 2005, respectively. In 2007 intersegment revenues include $21.5 million of revenue from affiliates.

(4)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries.

(5)	Satellite manufacturing includes (in millions):

				Predecessor
	Successor Registrant			Registrant
			For the Period	For the Period
			October 2,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
Adjusted EBITDA before specific identified charges	$27.3	$56.8	$20.5	$27.4
Transponders rights provided to SS/L in the Satmex settlement agreement	—	19.0	—	—
Accrued warranty obligations	6.7	(8.2)	(7.2)	(10.1)
Provisions for inventory obsolescence	0.5	(1.7)	(1.5)	(2.1)

Satellite manufacturing segment Adjusted EBITDA before eliminations	$34.5	$65.9	$11.8	$15.2

(6)	Satellite Services Revenue and EBITDA include $14.9 million resulting from receipt of a customer termination payment for the year ended December 31, 2006.

(7)	Amounts are presented after the elimination of intercompany profit and include goodwill of $227 million for Satellite Manufacturing, as of December 31, 2007. In addition, total assets as reported excludes $2.5 billion of satellite services goodwill related to Telesat Canada as of December 31, 2007.

(8)	In connection with our emergence from Chapter 11 and our adoption of fresh-start accounting on October 1, 2005 we recognized a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion, related interest expense of $13.2 million and a tax benefit of $15.4 million (see Note 4).

Revenue by Customer Location

The following table presents our revenues by country based on customer location for the years ended December 31, 2007 and 2006 and for the periods from October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, (in thousands).

				Predecessor
	Successor Registrant			Registrant
			For the Period	For the Period
			October 2,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 1,
	2007	2006	2005	2005
United States	$702,605	$691,986	$170,103	$350,622
People’s Republic of China (including Hong Kong)	47,591	26,607	2,411	4,498
United Kingdom	45,596	11,943	2,612	8,374
Japan	4,795	6,758	4,193	13,486
Thailand	69	997	2,711	6,010
Spain	385	5,682	3,418	7,483
Mexico	117	7,735	1,327	7,122
Other	81,296	45,625	10,390	31,588

	$882,454	$797,333	$197,165	$429,183

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, two of our customers accounted for approximately 20% and 16% of our consolidated revenues. During 2006, four of our customers accounted for approximately 17%, 15%, 11% and 11% of our consolidated revenues. During 2005, four of our customers accounted for approximately 13%, 13%, 11% and 10% of our consolidated revenues. With the exception of our satellites in-orbit through October 31, 2007, our long-lived assets are primarily located in the United States.

19.	Related Party Transactions

Transactions with Affiliates

Telesat Canada

As described in Note 8, we own 64% of Telesat Canada and account for our investment under the equity method of accounting.

In connection with the Telesat Canada transaction, Loral and certain of its subsidiaries, PSP and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat Canada, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions), provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco and provides for either PSP or Loral to cause Telesat Holdco to conduct an initial public offering of its equity shares if an initial public offering is not completed by the fourth anniversary of the Telesat Canada transaction. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party, provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities.

Under the Shareholders Agreement, in the event that either (i) ownership or control, directly or indirectly, by Dr. Rachesky, President of MHR, of Loral’s voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of the Loral Board of Directors over a consecutive two-year period, Loral will lose its veto rights relating to certain extraordinary actions by Telesat Holdco and its subsidiaries. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat Holdco, including a right to cause Telesat Holdco to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat Holdco, to cause the sale of Telesat Holdco and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value.

The Shareholders Agreement provides for a board of directors of each of Telesat Holdco and certain of its subsidiaries, including Telesat Canada, consisting of 10 directors, three nominated by Loral, three nominated by PSP and four independent directors to be selected by a nominating committee comprised of one PSP nominee, one nominee of Loral and one of the independent directors then in office. Each party to the Shareholders Agreement is obligated to vote all of its Telesat Holdco shares for the election of the directors nominated by the nominating committee. Pursuant to action by the board of directors taken on October 31, 2007, Dr. Rachesky, who is non-executive Chairman of the Board of Directors of Loral, was appointed non-executive Chairman of the Board of Directors of Telesat Holdco and certain of its subsidiaries, including Telesat Canada. In addition, Michael B.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Targoff, Loral’s Vice Chairman, Chief Executive Officer and President serves on the board of directors of Telesat Holdco and certain of its subsidiaries, including Telesat Canada.

SS/L has contracts with Telesat Canada for the construction of the NIMIQ 5 and Telstar 11N satellites. SS/L has also agreed to procure a launch vehicle on behalf of Telesat Canada for Telstar 11N. SS/L received milestone payments from Telesat Canada totaling $20.1 million for the period from October 31, 2007 to December 31, 2007. Amounts receivable by SS/L from Telesat Canada as of December 31, 2007 were $2.5 million related to the construction of these satellites.

On October 31, 2007, Loral and Telesat Canada entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat Canada certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat Canada as part of the Telesat Canada transaction as well as with respect to certain aspects of the satellite communications business of Telesat Canada. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat Canada will pay Loral an annual fee of US$5,000,000, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat Canada’s bank or bridge facilities or certain other debt obligations prevent Telesat Canada from paying such fees in cash, Telesat Canada can issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof.

In connection with the Telesat Canada transaction, Loral has indemnified Telesat Canada for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of December 31, 2007 we have provided for our estimate of the probable outcome of these matters by accruing liabilities of approximately $6.9 million. These liabilities are offset by tax deposit assets of $7.0 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.

In connection with an agreement entered into between SS/L and ViaSat, Inc. (“ViaSat”) for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1 (the “ViaSat-1 Satellite”), on January 11, 2008, we entered into certain agreements, described below, pursuant to which we are investing in the Canadian coverage portion of the ViaSat-1 Satellite and granting to Telesat Canada an option to acquire our rights to the Canadian payload. Michael B. Targoff and another Loral director serve as members of the ViaSat Board of Directors.

A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 Satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 Satellite. The aggregate cost to us for the foregoing is estimated to be approximately $60 million.

An Option Agreement between us and Telesat Canada gives Telesat Canada the option to cause us to assign to Telesat Canada our rights and obligations with respect to the Loral Payload and all of our rights and obligations under the Beam Sharing Agreement upon payment by Telesat Canada to us of (i) all amounts paid by us with respect to the Loral Payload and pursuant to the Beam Sharing Agreement on or prior to the date Telesat Canada exercises its option plus (ii) an option premium of between $6,000,000 and $13,000,000 depending on the date of exercise. Telesat Canada’s option under the Option Agreement expires on October 31, 2009 (the “Expiration Date”). In consideration for the grant of the option, Telesat Canada (i) agreed in a Cooperation Agreement with us and ViaSat (the “Cooperation Agreement”) to relinquish certain rights Telesat Canada has to the 115 degree W.L. orbital position (the “Orbital Slot”) so as to make those rights available to ViaSat pursuant to a license (the “ViaSat License”) to be granted by Mansat Limited (“Mansat”) to ViaSat and (ii) agreed to provide tracking, telemetry and control services to ViaSat for the ViaSat-1 Satellite and to pay us all of the recurring fees Telesat Canada receives for providing such services. We have agreed to reimburse ViaSat for fees due to Mansat as well as certain other

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulatory fees due under the ViaSat License for the life of the ViaSat-1 Satellite. If Telesat Canada does not exercise its option on or prior to the Expiration Date, then Telesat Canada shall, at our request, transfer to us Telesat Canada’s remaining rights from Mansat with respect to the Orbital Slot, and assign to us Telesat Canada’s related rights and obligations under the Cooperation Agreement.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Under the agreement, SS/L makes monthly payments to Telesat Canada for the transponders allocated to ChinaSat. As of December 31, 2007, our consolidated balance sheet included a liability of $11.5 million for the future use of these transponders.

XTAR

As described in Note 8 we own 56% of XTAR, a joint venture between us and Hisdesat and account for our investment in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was successfully launched in February 2005. We provide certain services to XTAR for which we earn a management fee as described below.

XTAR and Loral Skynet have entered into agreements whereby Loral Skynet provided to XTAR (i) certain selling, general and administrative services, (ii) telemetry, tracking and control services for the XTAR satellite, (iii) transponder engineering and regulatory support services as needed and (iv) satellite construction oversight services. Loral Skynet has agreed to defer amounts due from XTAR under these agreements until March 31, 2008. For the period January 1, 2007 to October 30, 2007 and for the year ended December 31, 2006, Loral Skynet did not recognize revenue associated with providing these services to XTAR unless payment had been received or was reasonably assured. During October 2007, Loral Skynet received a payment of $1.2 million from XTAR for outstanding accounts receivable. In September 2007, Loral Skynet reversed an allowance for doubtful accounts of $1.9 million related to outstanding accounts receivable from XTAR. These agreements and the related receivables have been assigned to Telesat Canada.

XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. No revenues were recognized by Loral under this agreement for the years ended December 31, 2007, 2006 and 2005. Amounts due to Loral under the management agreement as of December 31, 2007 and December 31, 2006 were $1.6 million and $0.9 million, respectively. Loral has agreed with XTAR to defer receivable amounts owed to it under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat Canada.

Other Equity Investments

In 2007, we recognized $9 million of equity losses in affiliates from our other equity investments, which was primarily attributable to a loss of $11 million due to an agreement to sell our Globalstar investment partnership in Brazil, offset by a $3 million cash distribution from one of our Globalstar investment partnerships (see Note 8).

MHR Fund Management LLC

Three of the managing principals of MHR, Mark H. Rachesky, Hal Goldstein and Sai S. Devabhaktuni, are members of Loral’s board of directors and MHR has the right, which it has not exercised, to nominate one additional member to Loral’s board.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, various funds affiliated with MHR held all issued and outstanding shares of Loral Series-1 Preferred Stock (issued in February 2007) which, if converted to common stock, would represent, when taken together with holdings by MHR or its affiliated funds of common stock of Loral at such time, approximately 57.3% of the common stock of Loral. However, the terms of the preferred stock are designed so that, prior to certain change of control events of Loral, any shares of common stock issuable to MHR or its affiliated funds upon conversion of such preferred stock, when taken together with holdings by MHR or its affiliated funds of common stock of Loral at such time, will not represent more than 39.999% of the aggregate voting power of the securities of Loral. Various funds affiliated with MHR held, as of December 31, 2007 and 2006, approximately 35.4% and 35.9%, respectively of the outstanding common stock of Loral. These funds also held approximately $81.9 million (38.2%) of the Loral Skynet Preferred Stock as of December 31, 2006, which Loral Skynet Preferred Stock was redeemed on November 5, 2007 for $90.8 million. As of December 31, 2006, various funds affiliated with MHR held approximately $56.2 million (44.6%) of the Loral Skynet Notes, which were redeemed on September 5, 2007 for $61.9 million. Information on dividends and interest paid to the funds affiliated with MHR, with respect to their holdings of the Loral Skynet Preferred Stock, Loral Skynet Notes and Loral Series-1 Preferred Stock for the years ended December 31, 2007 and 2006, is as follows (in millions, except share amounts):

	December 31,	December 31,
	2007	2006

Loral Series-1 Preferred Stock
Dividends paid in cash	$—	$—

Dividends paid in the form of additional shares
— Number of shares	47,762	—
— Amount	$14.4	$—

Loral Skynet Preferred Stock
Dividends paid in cash	$4.5	$0.5

Dividends paid in the form of additional shares
— Number of shares	44,539	27,011
— Amount	$8.9	$5.4

Loral Skynet Notes
Interest payments paid in cash	$9.0	$5.1

Redemption premium paid in cash	$5.6	$—

Pursuant to the Plan of Reorganization, holders of certain claims at Loral Orion, Inc. were entitled to subscribe for up to $120 million of Loral Skynet Notes. MHR and P. Schoenfeld Asset Management LLC agreed to backstop 95% and 5%, respectively, of the rights offering, in consideration of a $6 million fee, paid in additional Loral Skynet Notes, as well as reimbursement of certain costs and expenses. In connection with this backstop agreement, MHR received $5.7 million principal amount of Loral Skynet Notes.

On February 27, 2007, in connection with the Securities Purchase Agreement, Loral and Loral Skynet entered into an Amended and Restated Registration Rights Agreement with affiliated funds of MHR. Pursuant to that agreement, in addition to certain piggy-back registration rights granted to affiliated funds of MHR, such funds may also demand, under certain circumstances, that their (i) Loral common stock, (ii) Loral Skynet Preferred Stock, (iii) Loral Skynet Notes or (iv) Loral preferred stock, be registered under the Securities Act of 1933, as amended, in each case subject to the terms and conditions of the registration rights agreement. All outstanding shares of Loral Skynet Preferred Stock and all outstanding Loral Skynet Notes have been redeemed and, therefore, such securities are no longer subject to registration rights.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funds affiliated with MHR own preferred stock convertible currently into approximately 18.2% of the common stock of Protostar Ltd. (“Protostar”) assuming the conversion of all issued and outstanding shares of preferred stock. Upon conversion of such preferred stock, such funds would own 8.9% of the common stock of Protostar on a fully-diluted basis assuming the exercise or conversion, as the case may be, of all currently outstanding shares of preferred stock, convertible notes and warrants. MHR has the right (which has not yet been exercised) to nominate one of nine directors to Protostar’s board of directors. Such funds are also participants in Protostar’s $200,000,000 credit facility, dated March 19, 2008, with an aggregate participation of $6,041,000. Protostar acquired the Chinasat 8 satellite from China Telecommunications Broadcast Satellite Corporation and China National Postal and Telecommunications Appliances Corporation under an agreement reached in 2006, and, pursuant to a contract with Protostar valued at $26 million, SS/L is modifying the satellite to meet Protostar’s needs.

In connection with the $300 million preferred stock financing with affiliated funds of MHR, we paid MHR a placement fee of $6.75 million and paid $4.4 million in legal and financial advisory fees and out-of-pocket expenses incurred by MHR. We also paid $578,000 in 2006 in legal fees and out-of-pocket expenses incurred by MHR in connection with our reorganization and other legal matters.

Other Relationships

In the ordinary course of business, SS/L has entered into satellite construction contracts and Loral Skynet has entered into telemetry, tracking and control agreements and transponder lease agreements with affiliates of EchoStar Communications Corporation, a corporation that owns more than 5% of our common stock. The Loral Skynet agreements have been assigned to Telesat Canada in connection with the Telesat Canada transaction.

Mr. Targoff serves on the board of directors of Leap Wireless International, Inc., a company of which Dr. Rachesky is the non-executive Chairman of the Board and of which another Loral director is a board member.

On June 7, 2006, Loral entered into a consulting agreement with a director, Dean A. Olmstead. Pursuant to this agreement, Mr. Olmstead provided consulting services to the Company relating generally to exploration of strategic and growth opportunities for Loral and achievement of efficiencies within the Company’s divisions. The Company granted to Mr. Olmstead seven-year options to purchase 120,000 shares of common stock of the Company, with a per-share exercise price equal to $27.135. Vesting of options for 100,000 of these shares was based on performance, while options for 20,000 shares were to vest over a four-year period. Mr. Olmstead earned total compensation of $479,000 and $349,000 for the years ended December 31, 2007 and 2006, respectively, not including stock-based compensation of $2.6 million recorded in 2007.

The consulting agreement was terminated effective as of October 31, 2007, and Mr. Olmstead was paid a termination fee of $285,000. On January 10, 2008, Mr. Olmstead resigned from the Board of Directors of the Company. All of Mr. Olmstead’s 100,000 performance-based options to purchase Loral common stock at $27.135 vested upon consummation of the Telesat Canada transaction, and he exercised those options in November 2007. 10,000 of Mr. Olmstead’s 20,000 time-based options to purchase shares of Loral common stock at $27.135 were fully vested as of the termination of Mr. Olmstead’s consulting agreement but expired without having been exercised on January 31, 2008; the remaining 10,000 options were cancelled upon termination of his consulting agreement. In addition, Mr. Olmstead had previously been granted 1,000 shares of restricted stock as part of his compensation for services rendered as a director prior to his becoming a consultant, 500 shares of which are vested and 500 shares of which were forfeited upon his resignation as a director.

In 2006, K&F Industries, Inc. (“K&F”), a subsidiary of K&F Industries Holdings, Inc., a company of which our former CEO, Bernard L. Schwartz was Chairman of the Board, provided administrative and certain other services to us. Loral paid K&F a fee based on the cost of such services plus out of pocket expenses. For the year ended December 31, 2006, K&F billed us approximately $156,000. In 2005, we provided administrative and certain other services to K&F. K&F paid us a fee based on the cost of such services plus out of pocket expenses. For the period October 2, 2005 to December 31, 2005 and the period January 1, 2005 to October 1, 2005, we billed K&F

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$12,000 and $146,000, respectively. In addition, K&F charged us $44,000 and $108,000 for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, respectively, for certain expenses and services.

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

20.	Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2007
Revenues	$220,532	$226,000	$235,640	$200,282
Operating income (loss),	(11,798)	(15,121)	66	72,109
Income (loss) before income taxes, equity in net losses of affiliates and minority interest	(4,011)	54,990	58,441	48,366
Minority interest	(6,986)	(6,487)	(7,078)	(2,689)
Net income (loss)	(16,823)	20,627	25,929	(74)
Basic and diluted loss per share(1):
Basic income (loss) per share	(2.16)	0.70	0.99	(0.30)
Diluted income (loss) per share	(2.16)	0.67	0.96	(0.30)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2006
Revenues	$171,976	$192,883	$226,794	$205,680
Operating income (loss)	(6,216)	(520)	17,566	18,988
Income (loss) before income taxes, equity in net losses of affiliates and minority interest	(5,826)	(1,088)	16,472	20,559
Minority interest	(6,000)	(6,000)	(6,366)	(6,428)
Net income (loss)	(15,840)	(11,395)	1,186	3,329
Basic and diluted loss per share(1):
Income (loss) per share	(0.79)	(0.57)	0.06	0.16

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2007, 2006 and 2005
(in thousands)

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	From	End of
Description	of Period	Expenses	Accounts(1)	Reserves(2)	Period

Predecessor Registrant:
January 1, 2005-October 1, 2005
Allowance for billed receivables	$6,445	$(2,880)	$2	$942	$4,509

Inventory allowance	$34,000	$2,127	$—	$(2,207)	$33,920

Deferred tax valuation allowance	$659,783	$(321,244)	$(1,615)	$—	$336,924

Successor Registrant:
October 2, 2005-December 31, 2005

Allowance for billed receivables	$4,509	$953	$—	$—	$5,462

Inventory allowance	$33,920	$1,525	$—	$(1,703)	$33,742

Deferred tax valuation allowance	$336,924	$422	$—	$—	$337,346

Year ended 2006
Allowance for billed receivables	$5,462	$(307)	$1	$(3,532)	$1,624

Inventory allowance	$33,742	$1,678	$—	$(5,822)	$29,598

Deferred tax valuation allowance	$337,346	$—	$3,905	$(36,367)	$304,884

Year ended 2007
Allowance for billed receivables	$1,624	$(620)	$20	$(1,024)	$—

Inventory allowance	$29,598	$(543)	$—	$(609)	$28,446

Deferred tax valuation allowance	$304,884	$16,287	$(34,749)	$(45,194)	$241,228

(1)	Allowance for long-term receivables recorded as a reduction to revenues. Deferred tax valuation allowance against Old Loral deferred tax assets recorded to goodwill and adjustments from adoption of FIN 48 in 2007.

(2)	Receivable allowance reflects write-offs of uncollectible accounts. Inventory allowance was primarily reduced as a result of disposals of the related inventory. Reversal of excess deferred tax valuation allowance recorded as a reduction to goodwill.

REPORT OF INDEPENDENT REGISTERED ACCOUNTANTS

To the Shareholders of Telesat Holdings Inc.

We have audited the consolidated balance sheet of Telesat Holdings Inc. as at December 31, 2007 and the consolidated statements of earnings, comprehensive loss, shareholders’ equity and cash flows for the period from October 31, 2007 to December 31, 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and the results of its operations and its cash flows for the period from October 31, 2007 to December 31, 2007 in accordance with Canadian generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

/s/  Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 20, 2008

TELESAT HOLDINGS INC.

CONSOLIDATED STATEMENT OF EARNINGS
(In thousands of Canadian dollars)

		October 31 to
		December 31,
	Notes	2007

Operating revenues
Service revenues		$103,509
Equipment sales revenues		7,907
Sales-type lease revenues

Operating revenues	(4)	111,416

Amortization		40,046
Operations and administration		43,276
Cost of equipment sales		6,485
Cost of sales-type lease

Total operating expenses		89,807

Earnings from operations		21,609
Interest expense	(5)	(43,861)
Other expense	(6)	(43,969)

Loss before income taxes		(66,221)
Income tax recovery	(7)	(62,170)

Net loss		$(4,051)

TELESAT HOLDINGS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(In thousands of Canadian dollars)

October 31 to
December 31,
2007

Net loss	$(4,051)
Other comprehensive loss, net of tax:
Unrealized loss on translation of financial statements of self sustaining foreign operations	(665)
Related tax	66

Comprehensive loss	$(4,650)

TELESAT HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM OCTOBER 31 TO DECEMBER 31, 2007
(In thousands of Canadian dollars)

						Accumulated
						Deficit and
					Accumulated	Accumulated
					Other	Other	Total
		Common	Preferred	Accumulated	Comprehensive	Comprehensive	Shareholders’
	Notes	Shares	Shares	Deficit	Loss	Loss	Equity

Balance at October 31, 2007		$—	$—	$—	$—	$—	$—
Common shares issued as part of the sale transaction	(3),(16)	756,414					756,414
Preferred shares issued as part of the sale transaction	(3),(16)		541,764				541,764
Net loss				(4,051)		(4,051)	(4,051)
Unrealized losses on translation of financial statements of self sustaining foreign operations					(599)	(599)	(599)

Balance at December 31, 2007		$756,414	$541,764	$(4,051)	$(599)	$(4,650)	$1,293,528

TELESAT HOLDINGS INC.

CONSOLIDATED BALANCE SHEET
(In thousands of Canadian dollars)

		December 31,
	Notes	2007

ASSETS
Current assets
Cash and cash equivalents		$42,203
Accounts and notes receivable	(8)	53,875
Current future tax asset	(7)	2,594
Assets held for sale	(9)	4,037
Other current assets	(10)	57,777

Total current assets		160,486
Satellites, property and other equipment, net	(11)	1,818,612
Other long-term assets	(10)	27,368
Intangible assets, net	(12)	1,092,359
Goodwill	(12)	2,446,603

Total assets		$5,545,428

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$61,599
Other current liabilities	(13)	152,375
Debt due within one year	(14)	18,419

Total current liabilities		232,393
Debt financing	(14)	2,775,944
Future tax liability	(7)	439,641
Other long-term liabilities	(13)	662,487
Senior preferred shares	(15)	141,435

Total liabilities		4,251,900

Shareholders’ equity
Common shares (74,252,460 common shares issued)	(16)	756,414
Preferred shares	(16)	541,764
Accumulated deficit		(4,051)
Accumulated other comprehensive loss		(599)

Total shareholders’ equity		1,293,528

Total liabilities and shareholders’ equity		$5,545,428

TELESAT HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOW
(In thousands of Canadian dollars)

		October 31 to
		December 31,
	Notes	2007

Cash flows from operating activities
Net loss		$(4,051)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization		40,046
Future income taxes		(60,653)
Unrealized foreign exchange		43,066
Other		(317)
Operating assets and liabilities	(17)	207,185

		225,276

Cash flows from investing activities
Satellite programs		(15,496)
Property additions		(14,019)
Business acquisitions	(3)	(3,229,194)
Proceeds on disposals of assets		25

		(3,258,684)

Cash flows from financing activities
Debt financing and bank loans		2,767,716
Repayment of bank loans and debt financing		(44,899)
Capitalized debt issuance costs		(83,585)
Note repayment		(129,334)
Common shares issued	(16)	311,124
Preferred shares issued	(15, 16)	258,833
Capital lease payments		(1,306)
Satellite performance incentive payments		(4,196)

Preferred dividends paid		3,074,353

Effect of changes in exchange rates on cash and cash equivalents		1,258

Increase in cash and cash equivalents		42,203
Cash and cash equivalents, beginning of period		—

Cash and cash equivalents, end of period	(17)	$42,203

Supplemental disclosure of cash flow information
Interest paid		$18,339
Income taxes paid		343

		$18,682

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of Canadian dollars, unless otherwise noted)

1.	Basis of Presentation

On October 31, 2007, Canada’s Public Sector Pension Investment Board (“PSP”) and Loral Space & Communications Inc. (“Loral”), through a newly formed entity called Telesat Holdings Inc. (“Telesat” or the “Company”), completed the acquisition of Telesat Canada from BCE Inc. Loral and PSP hold an economic interest in Telesat of 64% and 36%, respectively, and a voting interest of 33 1/3% and 66 2/3% respectively.

As part of the same transaction, substantially all of the assets of a Loral subsidiary, Loral Skynet Corporation (“Loral Skynet”), were transferred to Telesat, along with the shares of all of the legacy Skynet subsidiaries.

Headquartered in Ottawa, Canada, with offices and facilities around the world, Telesat is the fourth largest fixed satellite services operator. The Company provides satellite-delivered communications solutions to broadcast, telecom, corporate and government customers. Telesat has a global fleet of 12 satellites and 3 additional satellites under construction, and manages the operations of 13 additional satellites for third parties.

The consolidated financial statements of Telesat Holdings Inc. have been prepared in accordance with Canadian generally accepted accounting principles (“GAAP”). The consolidated financial statements have been prepared as at and for the 2 months ended December 31, 2007. Telesat consolidates the financial statements of its wholly owned subsidiaries Telesat Interco Inc., Telesat Canada, Infosat Communications Inc. (Infosat), Telesat Brasil Limitada (Telesat Brazil), The SpaceConnection, Inc. (SpaceConnection), Skynet Satellite Holdings Corporation (“Skynet”) and its wholly owned subsidiaries, and Loral Asia Pacific Satellite (HK) Limited. All transactions and balances between these companies have been eliminated on consolidation.

Regulation

As an operator of a privately owned global satellite system, Telesat is subject to: the regulatory authority of the Canadian government and other countries which license its satellites; the regulatory authority of other countries in which it operates; and, the frequency coordination process of the International Telecommunication Union (“ITU”). Telesat’s ability to provide satellite services in a particular country or region is subject also to the technical constraints of its satellites, international coordination, constraints associated with local regulatory approval and any limitation to those approvals.

The Company operates Canada’s domestic fixed satellite telecommunication system and is subject to regulation by the Canadian Radio-television and Telecommunications Commission (“CRTC”). Under the current regulatory regime, Telesat has pricing flexibility subject to a price ceiling on certain Full Period Fixed Satellite Services (“FSS”) offered in Canada under minimum five-year lease arrangements. Telesat’s Direct Broadcast Services offered within Canada are also subject to CRTC regulation, but have been treated as separate and distinct from Telesat’s FSS and facilities. The CRTC has approved the specific customer agreements relating to the sale of the capacity on the Nimiq satellites, including the rates, terms and conditions of service set out therein.

Telesat’s ground network services have been forborne from regulation since 1994. The Commission has the right of examination of the Company’s accounting policies.

2.	Summary of Significant Accounting Policies

Use of Estimates

When preparing financial statements according to GAAP, management makes estimates and assumptions relating to the reported amounts of revenues and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We base our estimates on a number of factors, including historical experience, current events and actions that the Company may undertake in the future, and other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. We use estimates when accounting for certain items such as the valuation of goodwill and intangible assets, and for

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

revenues, allowance for doubtful accounts, useful lives of capital assets, capitalized interest, asset impairments, inventory reserves, legal and tax contingencies, employee compensation plans, employee benefit plans, evaluation of minimum lease terms for operating leases, income taxes, and goodwill and intangible asset impairments. We also use estimates when recording the fair values of assets acquired and liabilities assumed in a business combination.

Revenue Recognition

Telesat recognizes operating revenues when earned, as services are rendered or as products are delivered to customers. There must be clear proof that an arrangement exists, the amount of revenue must be fixed or determinable and collectibility must be reasonably assured. Consulting revenues for cost plus contracts are recognized after the work has been completed and accepted by the customer. The percentage of completion method is used to account for fixed price consulting revenue contracts. Deferred revenues consist of remuneration received in advance of the provision of service and are recognized in income on a straight-line basis over the term of the related customer contract. When it is questionable whether or not Telesat is the principal in a transaction, the transaction is evaluated to determine whether it should be recorded on a gross or net basis.

Equipment sales revenues are recognized when the equipment is delivered to the customer and accepted. Only equipment sales are subject to warranty or return and there is no general right of return. Historically Telesat has not incurred significant expense for warranties and consequently no provision for warranty is recorded. When a transaction involves more than one product or service, revenue is allocated to each deliverable based on its relative fair value; otherwise, revenue is recognized as services are provided over the term of the customer contract.

Lease contracts that qualify for capital lease treatment are accounted for as sales-type leases. Sales-type leases are those where substantially all of the benefits and risks of ownership are transferred to the customer. Sales revenue recognized at the inception of the lease represents the present value of the minimum lease payments net of any executory costs, computed at the interest rate implicit in the lease. Unearned finance income, effectively the difference between the total minimum lease payments and the aggregate present value, is deferred and recognized in earnings over the lease term to produce a constant rate of return on the investment in the lease. The net investment in the lease includes the minimum lease payments receivable less the unearned finance income.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less are classified as cash and cash equivalents.

Inventories

Inventories are valued at the lower of cost or market and consist of work in process and finished goods. Cost for substantially all network equipment inventories is determined on an average cost basis. Cost for work in process and certain one-of-a-kind finished goods is determined using the specific identification method.

Satellites, Property and Other Equipment

On October 31, 2007 our satellites, property and other equipment were recorded at their fair values in conjunction with the allocation of the purchase price (note 3) for the acquisition of Telesat and Skynet. Satellites, property and other equipment, which are carried at cost (equal to fair value for assets acquired on October 31, 2007) less accumulated amortization, include the contractual cost of equipment, capitalized engineering and, with respect to satellites, the cost of launch services, launch insurance and capitalized interest during construction.

The Company shares equally with a developer, the ownership, cost and debt of the Company’s headquarters land and building. The Company has leased the developer’s share of the building which is accounted for as a capital lease.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

Amortization is calculated using the straight line method over the respective estimated service lives of the assets. Below are the estimated useful lives of our satellites, property and other equipment as of December 31, 2007:

Years

Satellites	6 to 15
Transponders under capital lease	12 to 15
Earth stations	5 to 30
Office buildings	30
Leasehold improvements	1
Equipment, furniture and fixtures	5 to 10

The estimates of useful lives are reviewed every year and adjusted if necessary. Liabilities related to the legal obligation of retiring property, plant and equipment are initially measured at fair value and are adjusted for any changes resulting from the passage of time and the amount of the current estimate of the undiscounted cash flows. The liabilities recorded to date have not been significant.

In the event of an unsuccessful launch or total in-orbit satellite failure, all unamortized costs that are not recoverable under launch or in-orbit insurance are recorded as an operating expense.

The investment in each satellite will be removed from the property accounts when the satellite has been fully amortized and is no longer in service. When other property is retired from operations at the end of its useful life, the amount of the investment and accumulated amortization are removed from the accounts. Earnings are credited with the amount of any net salvage and charged with any net cost of removal. When an item is sold prior to the end of its useful life, the gain or loss is recognized in earnings immediately.

Impairment of Long-Lived Assets

Long-lived assets, including finite life intangible assets and satellites, property and other equipment, are assessed for impairment when events or changes in circumstances indicate that the carrying value exceeds the total undiscounted cash flows expected from the use and disposition of the assets. If impairment is indicated, the loss is determined by deducting the asset’s fair value (based on discounted cash flows expected from its use and disposition) from its carrying value and is recorded in other expense.

Translation of Foreign Currencies

Assets and liabilities denominated in foreign currencies are translated into Canadian dollars at the exchange rates in effect as of the balance sheet dates. Operating revenues and expenses, and interest on debt transacted in foreign currencies are reflected in the financial statements using the average exchange rates during the period. The translation gains and losses are included in other expense in the statement of earnings.

For those subsidiaries that we consider to be self-sustaining foreign operations, assets and liabilities are translated at the exchange rate in effect on the balance sheet date, and revenues and expenses are translated at average exchange rates during the year. The resulting unrealized gains or losses are reflected as a component of Other Comprehensive Income (“OCI”).

For those subsidiaries that we consider to be integrated foreign operations, non-monetary assets and liabilities are translated at their historical exchange rates and monetary assets and liabilities are translated at the exchange rate in effect on the balance sheet date, and revenues and expenses are translated at average exchange rates during the year. The resulting unrealized gains or losses are reflected as a component of net earnings.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets were recorded on the acquisition of Telesat Canada and Skynet as described in note 1. For goodwill and intangible assets with indefinite useful lives an assessment for impairment is undertaken on an annual basis on November 30, or whenever events or changes in circumstances indicate that the carrying amount of these assets is likely to exceed their fair value. The Company considers orbital slots and trade names to be indefinite lived intangible assets. To date, Telesat has not recognized any permanent impairment in value of these assets as these assets were only acquired on October 31, 2007 and there have been no indications that circumstances have changed.

Finite life intangible assets consist of backlog, customer relationships and favourable leases, all of which were recorded in connection with the acquisition of Telesat Canada and Skynet. Intangible assets with finite useful lives are amortized over their estimated useful lives using the amortization method that most accurately represents the use of the asset. Below are the estimated useful lives of our finite life intangible assets as of December 31, 2007:

Years

Backlog	4 to 17
Customer relationships	11 to 21
Favourable leases	3 to 4
Patents	18

The estimates of useful lives are reviewed every year and adjusted if necessary.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce its exposure to foreign exchange rate risk associated with anticipated purchases and with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. The use of derivatives is expected to generate enough cash flows and gains or incur losses to offset these risks. Telesat does not use derivative financial instruments for speculative or trading purposes. Currently, Telesat does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All gains and losses on these derivative financial instruments are recorded in the statement of earnings.

Embedded Derivatives

The Company has chosen to account for embedded foreign currency derivatives in a host contract as a single instrument where the contract requires payments denominated in the currency that is commonly used in contracts to procure non-financial items in the economic environment in which we transact.

Transaction Costs

Transaction costs are expensed as incurred for financial instruments classified or designated as held-for-trading (“HFT”) or available-for-sale (“AFS”). For other financial instruments, transaction costs are amortized to net income over the expected life of the financial instrument using the effective interest method. Currently the only transaction costs which Telesat has elected to capitalize are related to debt and these costs are amortized to net income as a component of interest expense.

Employee Benefit Plans

Telesat maintains one contributory and three non-contributory defined benefit pension plans which provide benefits based on length of service and rate of pay. Telesat is responsible for adequately funding these defined benefit pension plans. Contributions are made based on various actuarial cost methods that are permitted by pension

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

regulatory bodies and reflect assumptions about future investment returns, salary projections and future service benefits. Telesat also provides other post-employment and retirement benefits, including health care and life insurance benefits on retirement and various disability plans, workers compensation and medical benefits to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement, under certain circumstances. The Company accrues its obligations under employee benefit plans and the related costs, net of plan assets. Pension costs and other retirement benefits are determined using the projected benefit method prorated on service and management’s best estimate of expected investment performance, salary escalation, retirement ages of employees and expected health care costs.

Pension plan assets are valued at fair value which is also the basis used for calculating the expected rate of return on plan assets. The discount rate is based on the market interest rate of high quality long-term bonds. Past service costs arising from plan amendments are amortized on a straight-line basis over the average remaining service period of the active employees at the date of amendment. The Company deducts 10% of the benefit obligation or the fair value of plan assets, whichever is greater, from the net actuarial gain or loss and amortizes the excess over the average remaining service period of active employees. A valuation is performed at least every three years to determine the present value of the accrued pension and other retirement benefits. The 2007 pension expense calculation is extrapolated from a valuation performed as of January 1, 2007. The accrued benefit obligation is extrapolated from an actuarial valuation as of January 1, 2007. The most recent valuation of the pension plans for funding purposes was as of January 1, 2007, and the next required valuation is as of January 1, 2010.

In addition, Telesat provides certain health care and life insurance benefits for retired employees and dependents of Skynet. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

Stock-Based Compensation Plans

The Company does not have a stock-based compensation plan as of December 31, 2007. Both Telesat Canada and Loral Skynet offered stock-based compensation plans to certain employees prior to being acquired by Telesat. There will be no further options granted under either of these plans subsequent to October 30, 2007 as these plans were discontinued with the acquisition of Telesat Canada and Loral Skynet by Telesat.

Income Taxes

Current income tax expense is the estimated income taxes payable for the current year after any refunds or the use of losses incurred in previous years. The Company uses the liability method to account for future income taxes.

Future income taxes reflect:

•	the temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes

•	the benefit of unutilized tax losses that will more likely than not be realized and carried forward to future years to reduce income taxes.

The Company estimates future income taxes using the rates enacted by tax law and those substantively enacted. The effect of a change in tax rates on future income tax assets and liabilities is included in earnings in the period when the change is substantively enacted.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

Recent Changes to Accounting Standards

Financial Instruments

In December 2006, the CICA issued two new handbook sections, 3862 “Financial Instruments — Disclosures” and 3863 “Financial Instruments — Presentation.” These new standards are effective for Telesat beginning January 1, 2008.

These sections replace CICA handbook section 3861, “Financial Instruments — Disclosure and Presentation.” These new sections enhance disclosure requirements on the nature and extent of risks arising from financial instruments and how the entity manages those risks.

Capital Disclosures

In December 2006, the CICA issued a new handbook section 1535, “Capital Disclosures,” which requires an entity to disclose its objectives, policies and processes for managing capital. This new standard is effective for Telesat beginning January 1, 2008. The impact of implementing this standard is not expected to be significant.

Inventories

In June 2007, the CICA issued handbook section 3031 “Inventories”, which replaces section 3030 and harmonizes the Canadian standards related to inventories with International Financial Reporting Standards. This section provides changes to the measurement and more extensive guidance on the determination of cost, narrows the permitted cost formulas, requires impairment testing, and expands the disclosure requirements to increase transparency. This new standard is effective for Telesat beginning January 1, 2008. The impact of implementing this standard is not expected to be significant.

Goodwill and Intangible Assets

In February 2008, the CICA issued handbook section 3064 “Goodwill and Intangible Assets”, which replaces sections 3062 and 3450. This section applies to goodwill and intangible assets subsequent to initial recognition in a business combination and establishes standards for recognition, measurement, presentation and disclosure of intangible assets. This new standard is effective for Telesat beginning January 1, 2009. The Company is currently evaluating the impact of adopting this new standard.

3.	Business Acquisitions

On October 31, 2007, Canada’s Public Sector Pension Investment Board and Loral Space & Communications Inc., through a newly formed entity, Telesat, completed the acquisition of 100% of the common shares of Telesat Canada from BCE Inc. Loral and PSP hold an economic interest in Telesat of 64% and 36%, respectively, and a voting interest of 33 1/3% and 66 2/3%, respectively. As part of the Telesat Canada acquisition, substantially all of the assets of a Loral subsidiary, Loral Skynet Corporation, were transferred to Telesat. In addition, Telesat acquired the shares of the remaining Loral Skynet subsidiaries. The aggregate fair value of the net assets transferred by Loral Skynet was $773.7 million, of which $24 million was paid using cash equivalents and the balance in common shares and non-voting participating preferred shares of Telesat. In addition, Loral Skynet transferred foreign exchange forward contracts with a value of $119.9 million, in exchange for non-voting participating preferred shares, which were settled for cash on October 31, 2007 and have been included in the balance of cash acquired. The Telesat Canada purchase price was paid in cash. The shares issued as part of the purchase transaction were valued based on the estimated fair value of the assets contributed by Loral Skynet as agreed to by the shareholders. The results of operations for Telesat Canada and Skynet have been included in these consolidated financial statements since October 31, 2007. The acquisition has been accounted for as a purchase transaction.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

The asset and liability values acquired are based on a purchase price which was calculated as follows:

Total

Cash paid (net of cash acquired)	3,229,194
Shares issued (note 16)	869,656
Transaction costs	32,692

Purchase price	4,131,542

Other adjustments include severance costs and adjustments to the pension plan as a result of the restructuring at both Telesat Canada and Skynet. The plan to restructure both Telesat Canada and Skynet was in place on October 31, 2007 and for the most part was executed on November 30, 2007. The restructuring plan will be completed on or before October 31, 2008. Severance costs include payments to severed employees in lieu of notice and benefits, as well as incentive bonus payments that would have otherwise been received by the severed employees had they remained with the Company. Of the total severance costs included in the purchase price $5.0 million was paid prior to December 31, 2007. The adjustments to the pension plan include an increase in the benefit obligation as a result of the early retirement program which was partially offset by a curtailment gain due to the overall decrease in the number of employees.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Telesat determined the fair value of the assets acquired and liabilities assumed based on information available as well as certain assumptions we consider reasonable, and which may be revised as additional information becomes available. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on October 31, 2007:

Current assets	101,317
Satellites, property and other equipment	1,826,047
Other long term assets	19,219
Intangible assets	1,099,965
Assumed debt	(171,620)
Current liabilities, less current portion of debt	(285,016)
Future income tax liability	(497,419)
Other long term liabilities	(407,554)

Total net assets acquired	1,684,939
Goodwill	2,446,603

Purchase price	4,131,542

Of the $1,100 million of acquired intangible assets, $596.3 million relates to orbital slots and $17.0 million relates to trade names, both of which are not subject to amortization. The remaining intangible assets include revenue backlog of $274.5 million, customer relationships of $207.7 million, favourable leases of $4.4 million, and patents of $0.1 million all of which will be subject to amortization. See note 12 for disclosure of amortization periods.

Of the total amount of goodwill, $355.7 million is expected to be deductible for tax purposes.

Other long term liabilities assumed include severance costs of $15.5 million and adjustments to the pension plan as a result of the restructuring at both Telesat Canada and Skynet. The plan to restructure both Telesat Canada and Skynet was in place on October 31, 2007 and for the most part was executed on November 30, 2007. The restructuring plan will be completed on or before October 31, 2008. Severance costs include payments to severed

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

employees in lieu of notice and benefits, as well as incentive bonus payments that would have otherwise been received by the severed employees had they remained with the Company. Of the total severance costs included in the purchase price $5.0 million was paid prior to December 31, 2007. The adjustments to the pension plan include an increase in the benefit obligation as a result of the early retirement program which was partially offset by a curtailment gain due to the overall decrease in the number of employees.

4.	Segmented Information

The Company operates in a single industry segment, in which it provides satellite-based services to its broadcast, enterprise and consulting customers around the world. The Company derives revenues from the following services:

•	Broadcast — distribution or collection of video and audio signals in the North American and International markets which include television transmit and receive services, occasional use, bundled Digital Video Compression and radio services.

•	Enterprise — provision of satellite capacity and ground network services for voice, data, and image transmission and internet access around the world.

•	Consulting and Other — all consulting services related to space and earth segments, government studies, satellite control services, R&D.

For the period ended December 31, 2007, revenues derived from the above service lines were as follows:

Broadcast	52,771
Enterprise	53,758
Consulting and Other	4,887

Total operating revenues	111,416

Geographic Information

For the period ended December 31, 2007, revenue by geographic region was based on the point of origin of revenues (destination of billing invoice), allocated as follows:

Revenues — Canada	60,085
Revenues — United States	34,352
Revenues — Europe	6,108
Revenues — Asia	5,588
Revenues — South America	4,586
Revenues — all others	697

Total operating revenues	111,416

As at December 31, 2007, the $2,447 million of goodwill was not allocated to geographic regions.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

As at December 31, 2007, satellites, property and other equipment by geographic region, based on the location of the asset, are allocated as follows:

Satellites, property and other equipment — Canada	1,373,513
Satellites, property and other equipment — United States	434,596
Satellites, property and other equipment — all others	10,503

Total satellites, property and other equipment	1,818,612

Major Customers

For the period ended December 31, 2007, two customers from the Broadcast segment represented 14.9% and 11.1% of consolidated revenues.

5.	Interest Expense

December 31,
2007

Debt service costs	47,535
Dividends on senior preferred shares	1,695
Capitalized interest	(5,369)

43,861

6.	Other Expense

December 31, 2007

Foreign exchange loss	(118,034)
Gain on financial instruments	75,098
Interest income	301
Performance incentive payments and milestone interest expense	(499)
Other	(835)

(43,969)

7.	Income Taxes

A reconciliation of the statutory income tax rate, which is a composite of federal and provincial rates, to the effective income tax rate is as follows:

December 31, 2007

Statutory income tax rate	35.3%
Permanent differences	(32.7)%
Adjustment for tax rate changes	83.4%
Resolution of uncertain tax positions	2.2%
Other	5.7%

Effective income tax rate	93.9%

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

The components of the income tax expense are as follows:

Future	(60,653)
Current	(1,517)

Total income tax expense	(62,170)

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

December 31, 2007

Future Tax Assets
Capital assets	7,912
Intangible assets	5,353
Investments	8,256
Loss carry forwards	12,610
Derivative assets	17,895
Other	3,560
Less: valuation allowance	(34,358)

Total future tax assets	21,228

December 31, 2007

Future Tax Liabilities
Capital assets	(170,276)
Intangibles	(276,005)
Derivative liabilities	(7,398)
Other	(4,596)

Total future tax liabilities	(458,275)

Total future income taxes — net	(437,047)

Total future income taxes are comprised of:

Net future income tax asset — current portion	2,594
Net future income tax liability — long-term portion	(439,641)

Total future income taxes — net	(437,047)

8.	Accounts and Notes Receivable

December 31, 2007

Trade receivables — net of allowance for doubtful accounts	54,114
Less: long-term portion of trade receivables	239

53,875

The allowance for doubtful accounts was $4.3 million at December 31, 2007.

The long-term portion of trade receivables includes items that will not be collected during the subsequent year and is included in other long term assets in note 10.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

9.	Assets Held for Sale

As a result of the consolidation of facilities of the two legacy operating entities, Telesat Canada and Loral Skynet, the Hawley facility was slated to be sold as part of the overall integration plan. On February 13, 2008, Skynet Satellite Corporation, a wholly-owned subsidiary of Skynet, entered into an agreement with a third party to sell the Hawley facility, along with most of the equipment located within the facility. The sale is expected to close on May 1, 2008, but is subject to the satisfaction of standard closing conditions. As of October 31, 2007, these assets were no longer amortized.

10.	Other Assets

			December 31, 2007
	Current portion	Long term portion	Total

Net investment in leases(a)	16,747	3,395	20,142
Income taxes recoverable	12,847	—	12,847
Accrued pension benefit (see note 20)	—	9,911	9,911
Prepaid expenses and deposits(b)	15,236	712	15,948
Deferred charges(c)	4,808	8,637	13,445
Inventories(d)	7,239	—	7,239
Other assets(e)	900	4,713	5,613

	57,777	27,368	85,145

(a)	The net investment in leases is classified on the balance sheet in other current assets and other long-term assets, and includes the following:

December 31,
Net investment in leases as at	2007

Total minimum lease payments	21,383
Unearned finance income	(1,241)

20,142
Current portion	(16,747)

Long-term portion	3,395

Unearned finance income is allocated to income over the term of the lease in a manner that produces a constant rate of return on the investment in the leases. The investment in the leases for purposes of income recognition is composed of net minimum lease payments and unearned finance income. Future minimum lease payments receivable under the sales-type leases are $18.0 million in 2008, and $3.4 million in 2009.

(b)	Prepaid expenses and deposits includes mainly prepaid insurance for in-orbit satellites, prepaid interest on banker’s acceptances, and deposits related to foreign taxes.

(c)	Deferred charges include deferred costs related to deferred revenue, as well as deferred financing charges related to the revolving credit facility and the Canadian Term Loan (note 14).

(d)	Inventories are valued at lower of cost or market and consist of $5.7 million of finished goods and $1.5 million of work in process. Cost for substantially all network equipment inventories is determined on an average cost basis. Cost for work in process and certain one-of-a-kind finished goods is determined using specific identification.

(e)	Other assets includes: tax indemnifications receivable from Loral of $2.3 million (note 22), other deposits of $2.1 million, investments of $0.6 million, derivative assets of $0.4 million and long term trade receivables of $0.2 million.

Investments are recorded at cost. No impairments were recorded as no events or changes in circumstances were identified during the period that may have a significant adverse effect on the carrying value of the investments. Telesat has a portfolio interest in Hellas-Sat Consortium Limited. The consortium has one satellite which provides regional coverage to Greece, Cyprus and the Balkans. Telesat also holds a

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

nominal portfolio interest in Anik-Colombia. Telesat’s wholly-owned subsidiary Infosat has a 22% interest in Pakistan’s Comstar ISA Ltd., a satellite service provider.

Derivative assets relate to a foreign currency forward contract that matures in January 2008.

11.	Satellites, Property and Other Equipment

At December 31, 2007, satellites, property and other equipment is comprised of the following:

		Accumulated	Net Book
	Cost	Amortization	Value

Satellites	1,285,583	(26,324)	1,259,259
Earth stations	120,210	(4,546)	115,664
Transponders under capital lease	67,085	(1,411)	65,674
Office buildings and other	32,619	(1,544)	31,075
Construction in progress	346,940	—	346,940

	1,852,437	(33,825)	1,818,612

The cost of assets under capital lease, including satellite transponders, was $68.0 million at December 31, 2007. At December 31, 2007 the net book value of these assets was $66.5 million.

12.	Goodwill and Intangible Assets

As part of the acquisition transactions described in note 3, intangible assets were acquired. The carrying amount and accumulated amortization of the acquired intangible assets subject to amortization consisted of the following at December 31, 2007:

		Accumulated	Net Book
	Cost	Amortization	Value

Finite life intangible assets:
Revenue backlog	274,487	(5,316)	269,171
Customer relationships	207,704	(2,072)	205,632
Favourable leases	4,368	(218)	4,150
Patents	59	—	59

	486,618	(7,606)	479,012
Indefinite life intangible assets:
Orbital slots	596,347	—	596,347
Trade name	17,000	—	17,000

Intangible assets	1,099,965	(7,606)	1,092,359
Goodwill	2,446,603	—	2,446,603

Goodwill and intangible assets	3,546,568	(7,606)	3,538,962

Revenue backlog is amortized based on the annual rate at which the backlog is recognized in revenue which is estimated to be between 4 and 17 years. Customer relationships, favourable leases and patents are amortized on a straight-line basis over the asset’s estimated useful life. Customer relationships have an estimated useful life of between 11 and 21 years. Favourable leases have an estimated useful life of between 3 and 4 years. Patents have an estimated useful life of 18 years. The Company recorded amortization expense of $7.6 million for the period ended December 31, 2007.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

13.	Other Liabilities

	Current	Long term	December 31, 2007
	portion	portion	Total

Deferred revenues and deposits(a)	54,652	257,256	311,908
Derivative liabilities(b)	14,811	271,061	285,872
Capital lease liabilities(c)	29,008	44,344	73,352
Deferred satellite performance incentive payments(d)	7,533	35,791	43,324
Interest payable	40,146	—	40,146
Dividends payable on senior preferred shares (note 15)	1,695	—	1,695
Pension and other post retirement liabilities (note 20)	—	24,313	24,313
Other liabilities(e)	4,530	29,722	34,252

	152,375	662,487	814,862

(a)	Deferred revenues represent the Company’s liability for the provision of future services. The prepaid amount is brought into income over the period of service to which the prepayment applies. The net amount outstanding at December 31, 2007 will be reflected in the Statement of Earnings as follows: $54.7 million in 2008, $27 million in 2009, $25.9 million in 2010, $25 million in 2011, $24.9 million in 2012, and $154.4 million thereafter.

(b)	Derivative liabilities comprise the following:

Derivative liability	Maturity	December 31, 2007

Foreign currency forward contracts	January 1, 2008 to December 1, 2009	17,545
Cross currency basis swap	October 31, 2014	261,974
Interest rate swaps	January 31, 2010 to November 28, 2011	6,353

		285,872

(c)	The obligation under the capital lease is classified on the balance sheet in other current liabilities and other long-term liabilities.

Capital lease obligations	December 31, 2007

Total minimum lease payments	90,025
Amount representing interest (9)%	(16,673)

73,352
Current portion	(29,008)

Long-term portion	44,344

    Future minimum lease payments payable under all capital leases are $34 million in 2008, $17.9 million in 2009, $7.8 million in 2010,
     $7.8 million in 2011, $7.8 million in 2012 and $14.7 million thereafter.

(d)	Deferred satellite performance incentive payments are payable over the lives of the Nimiq 1, Anik F1, Anik F2, Anik F3 and Anik F1R satellites. The present value of the payments is capitalized as part of the cost of the satellite, recorded as a liability, and charged against operations as part of the normal amortization of the satellite. The amounts payable on the successful operation of the transponders are $7.5 million in 2008, $3.1 million in 2009, $3.4 million in 2010, $2.8 million in 2011, $2.1 million in 2012, and $24.4 million thereafter.

(e)	Other liabilities includes: tax indemnifications payable to Loral of $6.9 million (note 22), potential income tax liabilities of $1.8 million, unfavourable leases of $2.2 million, unfavourable customer revenue backlog of $15.2 million, income taxes payable of $0.9 million, and other liabilities of $7.3 million at December 31, 2007.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

14.	Debt Financing

December 31, 2007

Senior secured credit facilities(a):
Revolving facility	20,000
The Canadian term loan facility	200,000
The U.S. term loan facility	1,687,652
The U.S. term loan II facility	5,842
Senior bridge loan(b)	667,806
Senior subordinated bridge loan(c)	209,324
Other debt financing(d)	3,739

2,794,363
Current portion	(18,419)

Long-term portion	2,775,944

The outstanding debt balances above, with the exception of the revolving credit facility and the Canadian Term Loan, are shown net of related debt issuance costs. The debt issuance costs related to the revolving credit facility and the Canadian Term Loan are included in Other Assets (note 10) and are amortized to interest expense on a straight-line basis. All other debt issuance costs are amortized to interest expense using the effective interest method.

(a)	The senior secured credit facilities are secured by substantially all of Telesat’s assets. Under the terms of these facilities, Telesat is required to comply with certain covenants including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions, and restrictions on transactions with affiliates. The financial covenant ratios include total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA to interest expense. Both financial covenant ratios become tighter over the term of the credit facility. At December 31, 2007 Telesat was in compliance with all of the required covenants.

Telesat is required to hedge, at fixed rates, 50% of its floating interest rate debt for a three year period ending October 31, 2011. Each tranche of the credit facility is subject to mandatory principal repayment requirements, which, in the initial years, are generally 1/4 to 1% of the initial aggregate principal amount. The senior secured credit facility has several tranches which are described below:

(i)	A revolving Canadian dollar denominated credit facility (the “Revolving Facility”) of up to the Canadian dollar equivalent of $153 million (US$154.8 million) is available to Telesat. This Revolving Facility matures on October 31, 2012 and is available to be drawn at any time. The drawn loans will bear interest at the prime rate or LIBOR or Bankers’ Acceptance plus an applicable margin of 175 to 275 basis points per annum. The average interest rate was 7.53% for the two months ended December 31, 2007. Undrawn amounts under the facility are subject to a commitment fee. As at December 31, 2007, $20 million was drawn under this facility.

(ii)	The Canadian Term Loan Facility is a $200 million loan facility denominated in Canadian dollars, bears interest at a floating rate of the Bankers’ Acceptance rate plus an applicable margin of 275 basis points per annum, and has a maturity of October 31, 2012. There are no required repayments on the

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

Canadian Term Loan facility until the third quarter of 2008. The average interest rate was 7.55% for the two months ended December 31, 2007. This facility was fully drawn at December 31, 2007.

(iii)	The U.S. Term Loan Facility is a $1,755 million loan facility denominated in US dollars ($1,733.7 million CAD), bears interest at LIBOR plus an applicable margin of 300 basis points per annum, and has a maturity of October 31, 2014. The average interest rate was 7.92% for the two months ended December 31, 2007. This facility was fully drawn at December 31, 2007.

(iv)	The U.S. Term Loan II Facility is a $150 million delayed draw facility denominated in US dollars ($148.2 million CAD), bears interest at LIBOR plus an applicable margin of 300 basis points per annum, and has a maturity of October 31, 2014. The average interest rate was 8.0% for the two months ended December 31, 2007. The U.S. Term Loan II Facility is available to be drawn for 12 months after the closing of the acquisition described in Note 3 to fund capital expenditures. The undrawn amount of the Term loan B-2 is subject to a commitment fee. As at December 31, 2007, US$10 million ($9.9 million CAD) of the facility was drawn.

(b)	Senior Bridge Loan is a $692.8 million loan facility denominated in US dollars ($684.6 million CAD). The Bridge Loan is unsecured but is guaranteed by certain Telesat subsidiary entities. This facility has a maturity of October 31, 2008, and an initial interest rate per annum equal to the greater of 9% or three-month LIBOR plus the applicable margin. The applicable margin increases over time subject to an interest rate cap of 11%. The average interest rate was 9.0% for the two months ended December 31, 2007. This facility was fully drawn at December 31, 2007. The lenders under the Bridge Loan have a right, as early as April 28, 2008, to make a Securities Demand whereby Telesat would issue high yield notes subject to registration rights at an interest rate at or below the 11% cap in exchange for the Bridge Loan. If the Senior Bridge Loan is not repaid in full before October 31, 2008, the Senior Bridge Loan is automatically converted into a rollover loan which matures on October 31, 2015 and has escalating interest rates which are capped at 11%.

(c)	Senior Subordinated Bridge Loan is a $217.2 million loan facility denominated in US dollars ($214.6 million CAD). The Senior Subordinated Bridge Loan is unsecured but is guaranteed by certain Telesat subsidiary entities. This facility has a maturity of October 31, 2008 and an initial interest rate per annum equal to the greater of 10.5% or three-month LIBOR plus the applicable margin. The average interest rate was 10.5% for the two months ended December 31, 2007. The applicable margin increases over time subject to an interest rate cap of 12.5%. This facility was fully drawn at December 31, 2007. The lenders under the Senior Subordinated Bridge Loan have a right, as early as April 28, 2008, to make a Securities Demand whereby Telesat would issue high yield notes subject to registration rights at an interest rate at or below the 12.5% cap in exchange for the Senior Subordinated Bridge Loan. If the Senior Bridge Loan is not repaid in full before October 31, 2008, the Senior Subordinated Bridge Loan is automatically converted into a rollover loan which matures on October 31, 2015 and has escalating interest rates which are capped at 12.5%.

(d)	Other debt financing includes the financing for the Company’s headquarters building. With respect to the headquarters building, the Company shares equally with the developer, the ownership, cost and debt of the building. The Company has leased the developer’s share for twenty years beginning January 25, 1989 for an annual rent, excluding operating costs, of $1.8 million. Total headquarters financing of $3.7 million includes the amount owing under this capital lease of $1.8 million at December 31, 2007. The imputed interest rate for the capital lease is 10.69% per annum.

Mortgage financing for the Company’s share of the facility has been arranged by the developer for a twenty-year term coincident with the lease with interest at 11% per annum and with annual payments of principal and interest of $1.8 million.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

The outstanding balance of long term debt, excluding debt issuance costs, will be repaid as follows (in millions of Canadian dollars):

2008	2009	2010	2011	2012	Thereafter	Total

$25.9	$27.7	$32.4	$107.5	$117.4	$2,556.0	$2,866.9

15.	Senior Preferred Shares

Telesat issued 141,435 Senior Preferred Shares in exchange for cash with an issue price of $1,000 per Senior Preferred Share on October 31, 2007 as part of the acquisition transaction described in notes 1 and 3. The Senior Preferred Shares rank in priority, with respect to payment of dividends and return of capital upon liquidation, dissolution or winding-up, ahead of the shares of all other classes of Telesat stock which have currently been created, as well as any other shares that may be created that by their terms rank junior to the Senior Preferred Shares. The Senior Preferred Shares are entitled to receive cumulative preferential dividends at a rate of 7% per annum on the Liquidation Value, being $1,000 per Senior Preferred Share plus all accrued and unpaid dividends. The annual dividend may be paid in cash, if such payment is permitted under the terms of (i) the senior secured credit facilities and the indenture governing the senior bridge loans, and (ii) any indebtedness incurred to refinance the senior secured credit facilities or the senior bridge loans. If the cash payment is not permitted under the terms of the senior secured credit facilities or senior bridge loans, the dividends will be paid in Senior Preferred Shares based on an issue price of $1,000 per Senior Preferred Share. Dividends of $1.7 million have been accrued at December 31, 2007 (note 13) and included as interest expense.

The Senior Preferred Shares may be submitted by the holder for redemption on or after the twelfth anniversary of the date of issue, subject to compliance with law. Upon a change of control which occurs after the fifth anniversary of the issue of the Senior Preferred Shares, or on the fifth anniversary if a change of control occurs prior to the fifth anniversary of the issue, Telesat must make an offer of redemption to all holders of Senior Preferred Shares, and must redeem any Senior Preferred Shares for which the offer of redemption is accepted within 25 days of such offer. As a result, the Senior Preferred Shares have been classified as a liability on the balance sheet.

The holders of the Senior Preferred Shares are not entitled to receive notice of or to vote at any meeting of shareholders of the Company except for meetings of the holders of the Senior Preferred Shares as a class, called to amend the terms of the Senior Preferred Shares, or otherwise as required by law.

16.	Capital Stock

The authorized capital of the Company is comprised of: (i) an unlimited number of common shares, (ii) an unlimited number of voting participating preferred shares, (iii) an unlimited number of non-voting participating preferred shares, (iv) an unlimited number of redeemable common shares, (v) an unlimited number of redeemable non-voting participating preferred shares, (vi) 1000 director voting preferred shares, and (vii) 325,000 senior preferred shares. None of the Redeemable Common Shares or Redeemable Non-Voting Participating Preferred Shares have been issued as at December 31, 2007.

Common Shares

The holders of the Common Shares are entitled to receive notice of and to attend all annual and special meetings of the shareholders of the Company and to one vote in respect of each common share held on all matters at all such meetings, except in respect of a class vote applicable only to the shares of any other class, in respect of which the common shareholders shall have no right to vote. The holders of the Common Shares are entitled to receive dividends as may be declared by the Board of Directors of the Company, and are entitled to share in the distribution of the assets of the Company upon liquidation, winding-up or dissolution, subject to the rights, privileges and conditions attaching to any other class of shares ranking in order of priority. The Common Shares are

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

convertible at the holders’ option, at any time, into Voting Participating Preferred Shares or Non-Voting Participating Preferred Shares, on a one-for-one basis.

The following table provides the details of the issued and outstanding Common Shares as at December 31, 2007. All amounts are in thousands of Canadian dollars, except the number of shares:

	Common Shares
		Value
	Number	($)

Opening balance, October 31, 2007	1	—
Issued for cash (notes 1 and 3)	35,172,218	311,124
Issued in exchange for contributed assets (notes 1 and 3)	39,080,241	445,290

Ending balance, December 31, 2007	74,252,460	756,414

Voting Participating Preferred Shares

The rights, privileges and conditions of the Voting Participating Preferred Shares are identical in all respects to those of the Common Shares, except for the following:

•	The holders of Voting Participating Preferred Shares are not entitled to vote at meetings of the shareholders of the Company on resolutions electing directors.

•	For all other meetings of the shareholders of the Company, the holders of Voting Participating Preferred Shares are entitled to a variable number of votes per Voting Participating Preferred Share based on the number of Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares and Redeemable Non-Voting Participating Preferred Shares outstanding on the record date of the given meeting of the shareholders of the Company.

•	The Voting Participating Preferred Shares are convertible, at any time, at the holders’ option into Common Shares or Non-Voting Participating Preferred Shares on a one-for-one basis as long as the result of such conversion does not cause the Company to cease to be a “qualified corporation” within the meaning of the Canadian Telecommunication Common Carrier Ownership and Control Regulations pursuant to the Telecommunications Act (Canada).

Non-Voting Participating Preferred Shares

The rights, privileges and conditions of the Non-Voting Participating Preferred Shares are identical in all respects to those of the Common Shares, except for the following:

•	The holders of Non-Voting Participating Preferred Shares are not entitled to vote on any matter at meetings of the shareholders of the Company, except in respect of a class vote applicable only to the Non-Voting Participating Preferred Shares.

•	The Non-Voting Participating Preferred Shares are convertible, at any time, at the holders’ option into Common Shares or Voting Participating Preferred Shares on a one-for-one basis as long as the result of such conversion does not cause the Company to cease to be a “qualified corporation” within the meaning of the Canadian Telecommunication Common Carrier Ownership and Control Regulations pursuant to the Telecommunications Act (Canada).

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

Director Voting Preferred Shares

The rights, privileges and conditions of the Director Voting Preferred Shares are identical in all respects to those of the Common Shares, except for the following:

•	The holders of Director Voting Preferred Shares are entitled to receive notice of and to attend all meetings of the shareholders of the Company at which directors of the Company are to be elected. The holders of the Director Voting Preferred Shares are not entitled to attend meetings of the shareholders of the Company and have no right to vote on any matter other than the election of directors of the Company.

•	The holders of Director Voting Preferred Shares are entitled to receive annual non-cumulative dividends of $10 per share if declared by the board of directors of the Company, in priority to the payment of dividends on the Common Shares, Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares, Redeemable Common Shares, and Redeemable Non-Voting Participating Preferred Shares, but after payment of any accrued dividends on the Senior Preferred Shares.

•	In the event of liquidation, wind-up or dissolution, the holders of Director Voting Preferred Shares are entitled to receive $10 per share in priority to the payment of dividends on the Common Shares, Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares, Redeemable Common Shares, and Redeemable Non-Voting Participating Preferred Shares, but after payment of any accrued dividends on the Senior Preferred Shares.

•	The Director Voting Preferred Shares are redeemable at the option of the Company, at any time, at a redemption price of $10 per share.

The following table provides the details of the issued and outstanding preferred shares as at December 31, 2007. All amounts are in thousands of Canadian dollars, except the number of shares:

	Voting Participating		Non-Voting Participating		Director Voting		Total
		Value		Value		Value		Value
	Number	($)	Number	($)	Number	($)	Number	($)

Opening balance,
October 31, 2007	—	—	—			—	—	—
Issued for cash (note 3)	7,034,444	117,388			1,000	10	7,035,444	117,398
Issued in exchange for contributed assets (note 3)			25,794,025	304,449			25,794,025	304,449

Issued in exchange for the novation of forward contracts from Loral Skynet (note 3)			10,159,799	119,917			10,159,799	119,917

Ending balance, December 31, 2007	7,034,444	117,388	35,953,824	424,366	1,000	10	42,989,268	541,764

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

17.	Cash Flow Information

December 31, 2007

Cash and cash equivalents is comprised of:
Cash	32,737
Short term investments, original maturity 90 days or less	9,466

42,203

Changes in operating assets and liabilities are comprised of:
Receivables	(4,718)
Other assets	132,768
Accounts payable	72,380
Income taxes payable	(749)
Other liabilities	7,504

207,185

Non-cash investing and financing activities are comprised of:
Purchase of satellites, property and other equipment	4,767
Shares issued in exchange for assets contributed (note 3)	869,656

18.	Financial Instruments

The carrying amounts and fair values of financial instruments were as follows as at:

December 31, 2007

		Carrying Value
			Loans &
	HFT	AFS	Receivables	Total	Fair Value

Financial Assets
Cash and cash equivalents	42,203	—	—	42,203	42,203
Accounts and notes receivable	—	—	55,299	55,299	55,299
Derivative financial instruments	354	—	—	354	354
Other assets	7,203	—	—	7,203	7,203

	49,760	—	55,299	105,059	105,059

		Carrying Value
	HFT	Other	Total	Fair Value

Financial Liabilities
Accounts payable and accrued liabilities	—	81,221	81,221	81,221
Customer and other deposits	—	6,291	6,291	6,291
Debt	—	2,792,575	2,792,575	2,865,116
Derivative financial instruments	285,872	—	285,872	285,872
Other liabilities	—	80,928	80,928	80,928

	285,872	2,961,015	3,246,887	3,319,428

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

Transaction costs are expensed as incurred for financial instruments classified or designated as held-for-trading (“HFT”) or available-for-sale (“AFS”). For other financial instruments, transaction costs are amortized to net income in interest expense over the expected life of the instrument using the effective interest method.

Unrealized gains and losses on financial assets that are held as available-for-sale are recorded in other comprehensive income until realized, at which time they will be recorded in the Consolidated Statement of Earnings. Available-for-sale equity securities which do not have a quoted market price will continue to be recorded at cost.

Financial assets and financial liabilities that are held-for-trading are measured at fair value with unrealized gains and losses recorded in the Consolidated Statement of Earnings. Derivatives, including embedded derivatives that must be separately accounted for, are recorded at fair value on the Consolidated Balance Sheet. Changes in the fair values of derivative instruments are recognized in the Consolidated Statement of Earnings.

We have chosen to account for embedded foreign currency derivatives in a host contract as a single instrument where the contract requires payments denominated in the currency that is commonly used in contracts to procure non-financial items in the economic environment in which we transact.

Telesat uses derivative instruments to manage the exposure to foreign currency risk and interest rate risk, and does not use derivative instruments for speculative purposes.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short term investments. Investment of these funds is done with high quality financial institutions and is governed by the Company’s corporate investment policy, which aims to reduce credit risk by restricting investments to high-grade US dollar and Canadian dollar denominated investments.

Telesat may be exposed to credit risk if counterparties to its derivative instruments are unable to meet their obligations. It is expected that these counterparties will be able to meet their obligations as they are institutions with strong credit ratings. Telesat regularly monitors the credit risk and credit exposure.

Telesat has a number of diverse customers, which limits the concentration of credit risk. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts.

Currency Exposures

Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At December 31, 2007, the Company had $196.9 million of outstanding foreign exchange contracts which require the Company to pay Canadian dollars to receive US $198.9 million for future capital expenditures. The fair value of these derivative contract liabilities was an unrealized loss of $17.5 million. The forward contracts are due between January 1, 2008 and December 1, 2009.

The Company has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. At December 31, 2007, the Company had a cross currency basis swap of $1,224 million which requires the Company to pay Canadian dollars to receive US $1,054 million. The fair value of this derivative contract was an unrealized loss of $262 million.

Interest Rate Risk

Telesat uses interest rate swaps to hedge the interest rate risk related to debt financing which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

On November 30, 2007, Telesat entered into a series of five interest rate swaps to fix interest rates on US $600 million and $630 million of debt for an average term of 3.2 years. Average rates achieved, before any borrowing spread, were 4.12% on US dollar swaps and 4.35% on Canadian dollar swaps. At December 31, 2007, the fair value of these derivative contract liabilities was an unrealized loss of $6.4 million.

For the period ended December 31, 2007, none of the derivative financial instruments were designated as hedging instruments.

Fair Value

Fair value is the amount that willing parties would accept to exchange a financial instrument based on the current market for instruments with the same risk, principal and remaining maturity. Where possible fair values are based on the quoted market values on December 31, 2007, otherwise the discounted cash flow model is used to determine fair value. As at December 31, 2007, cash and cash equivalents and derivative instruments have been valued using quoted market values.

These estimates are affected significantly by the assumptions for the amount and timing of estimated future cash flows and discount rates, which all reflect varying degrees of risk. Potential income taxes and other expenses that would be incurred on disposition of these financial instruments are not reflected in the fair values. As a result, the fair values are not necessarily the net amounts that would be realized if these instruments were actually settled.

The carrying amounts for cash and cash equivalents, short term investments, trade receivables, promissory notes receivable, other current liabilities, accounts payable, and debt due within one year approximate fair market value due to the short maturity of these instruments. The fair value of the debt financing is equal to its carrying value, excluding financing charges, due to the short period of time elapsed between the assumption of the debt and December 31, 2007

19.	Stock-Based Compensation Plans

Stock Options

Prior to the acquisition of Telesat Canada, as described in note 1, options were granted to key employees of Telesat Canada to purchase BCE common shares. The subscription price is usually equal to the market value of the shares on the last trading day before the grant comes into effect. All of the outstanding options vested with the closing of the acquisition transaction, and must be exercised within 180 days of the transaction or they will be forfeited.

The following tables are a summary of the status of Telesat’s portion of the BCE stock option programs:

	Number	Weighted-Average
	of Shares	Exercise Price ($)
	December 31, 2007

Outstanding, beginning of period	411,047	34
Granted	—	—
Exercised	—	—
Expired/forfeited	(4,139)	30

Outstanding, end of period	406,908	34

Exercisable, end of period	406,908	34

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

Deferred Share Units (DSUs)

DSUs were granted to executives when they choose to receive their bonuses in the form of DSUs instead of cash. The value of a DSU is always equal to the value of one BCE common share. Dividends in the form of additional DSUs are credited to the participant’s account on each dividend payment date and are equivalent in value to the dividend paid on BCE common shares. DSUs are paid in cash when the holder chooses to exercise their units. All of the outstanding options vested with the closing of the acquisition transaction, and must be exercised within 180 days of the transaction or they will be forfeited.

The table below is a summary of the status of the DSUs:

Number of DSUs
December 31, 2007

Outstanding, beginning of period	6,772
Granted	—
Dividends credited	—
Exercised	—

Outstanding, end of period	6,772

20.	Employee Benefit Plans

Telesat Canada

The Company’s funding policy is to make contributions to its pension funds based on various actuarial cost methods as permitted by pension regulatory bodies. Contributions reflect actuarial assumptions concerning future investment returns, salary projections and future service benefits. Plan assets are represented primarily by Canadian and foreign equity securities, fixed income instruments and short-term investments.

Skynet Satellite Corporation

The Company provides certain health care and life insurance benefits for retired employees of the legacy Skynet companies and their dependents. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for our pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

The changes in the benefit obligations and in the fair value of assets and the funded status of the defined benefit plans were as follows:

	Telesat Canada		Skynet
	Pension	Other	Other
	Benefits	Benefits	Benefits	Total
	December 31, 2007

Change in benefit obligations
Benefit obligation, October 31, 2007	159,392	16,631	8,079	184,102
Current service cost	774	79	—	853
Interest cost	1,513	146	—	1,659
Benefit payments	(722)	(70)	(24)	(816)
Plan amendment (early retirement program)	5,703	—	5	5,708
Employee contributions	145	—	87	232
Restructuring	(3,259)	(562)	(58)	(3,879)

Benefit obligation, December 31, 2007	163,546	16,224	8,089	187,859

	Telesat Canada		Skynet
	Pension	Other	Other
	Benefits	Benefits	Benefits	Total
	December 31, 2007

Change in fair value of plan assets
Fair value of plan assets, October 31, 2007	176,595	—	—	176,595
Return on plan assets	(2,596)	—	—	(2,596)
Benefit payments	(722)	(70)	(24)	(816)
Employee contributions	145	—	5	150
Employer contributions	35	70	19	124

Fair value of plan assets, December 31, 2007	173,457	—	—	173,457

Funded status	9,911	(16,224)	(8,089)	(14,402)

The fair value of the Telesat Canada plan assets consists of the following asset categories:

December 31, 2007

Equity securities	60%
Fixed income instruments	38%
Short-term investments	2%

Total	100%

Plan assets are valued as at the measurement date of December 31 each year.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

The significant weighted-average assumptions adopted in measuring Telesat Canada’s pension and other benefit obligations and Skynet’s other benefit obligations were as follows:

	Telesat Canada		Skynet
	Pension	Other	Other
	Benefits	Benefits	Benefits
	December 31, 2007

Accrued benefit obligation
Discount rate	5.5%	5.5%	6.5%
Rate of compensation increase	3.5%	3.5%	4.3%
Benefit costs for the period ended
Discount rate	5.5%	5.5%	6.5%
Expected long-term rate of return on plan assets	7.5%	7.5%	8.5%
Rate of compensation increase	3.5%	3.5%	4.3%

For the Telesat Canada plans, for measurement purposes, a 10.5% (drugs) / 4.5% (other) annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend) was assumed for 2007. The drug rate is assumed to gradually decrease to 4.5% over 6 years and remain at that level thereafter. For the Skynet plan, actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2007, used a health care cost trend rate of 9.5% decreasing gradually to 4.5% by 2014. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The net benefit expense included the following components:

	Telesat Canada		Skynet
	Pension	Other	Other
	Benefits	Benefits	Benefits	Total
	October 31, 2007 to December 31, 2007

Current service cost	774	79	—	853
Interest cost	1,513	146	87	1,746
Expected return on plan assets	(2,206)	—	—	(2,206)

Net benefit expense	81	225	87	393

21.	Commitments and Contingent Liabilities

Off balance sheet commitments include operating leases, commitments for future capital expenditures and other future purchases.

	2008	2009	2010	2011	2012	Thereafter	Total

Off balance sheet commitments	192,402	96,537	23,073	14,749	10,648	55,024	392,433

Certain of the Company’s satellite transponders, offices, warehouses, earth stations, vehicles, and office equipment are leased under various terms. Minimum annual commitments under operating leases determined as at December 31, 2007 are: $32.6 million in 2008, $23.7 million in 2009, $21.5 million in 2010, $13.1 million in 2011, $8.9 million in 2012, and $27.0 million thereafter. The aggregate lease expense for the two months ended December 31, 2007 was $4.5 million. The expiry terms range from February 2008 to July 2016.

Telesat has non-satellite purchase commitments of CAD $4.4 million or US $4.5 million, with various suppliers at December 31, 2007. The total outstanding commitments are in US dollars.

Telesat has entered into contracts for the construction and launch of Nimiq 4 (targeted for launch in 2008), the construction of Nimiq 5 (targeted for launch in 2009) and Telstar 11-N (targeted for launch in 2008). The

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

outstanding commitments at December 31, 2007 on these contracts are CAD $261.2 million or US $264.3 million. The total outstanding commitments are in US dollars.

Telesat has agreements with various customers for prepaid revenues on several satellites which take effect on final acceptance of the spacecraft. Telesat is responsible for operating and controlling these satellites. Deposits of $273.3 million, refundable under certain circumstances, are reflected in other liabilities, both current and long-term.

In the normal course of business, Telesat has executed agreements that provide for indemnification and guarantees to counterparties in various transactions. These indemnification undertakings and guarantees may require Telesat to compensate the counterparties for costs and losses incurred as a result of certain events including, without limitation, loss or damage to property, change in the interpretation of laws and regulations (including tax legislation), claims that may arise while providing services, or as a result of litigation that may be suffered by the counterparties.

Certain indemnification undertakings can extend for an unlimited period and may not provide for any limit on the maximum potential amount, although certain agreements do contain specified maximum potential exposure representing a cumulative amount of approximately $14.9 million. The nature of substantially all of the indemnification undertakings prevents the Company from making a reasonable estimate of the maximum potential amount Telesat could be required to pay counterparties as the agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, Telesat has not made any significant payments under such indemnifications.

Telesat and Loral have entered into an indemnification agreement whereby Loral will indemnify Telesat for any tax liabilities for taxation years prior to 2007. Likewise, Telesat will indemnify Loral for the settlement of any tax receivables for taxation years prior to 2007.

In August 2001, Boeing, the manufacturer of the Anik F1 satellite, advised Telesat of a gradual decrease in available power on-board the satellite. Telesat filed an insurance claim with its insurers on December 19, 2002, and in March 2004 reached a final settlement agreement. The settlement calls for an initial payment in 2004 of US $136.2 million and an additional payment of US $49.1 million in 2007 if the power level on Anik F1 degrades as predicted by the manufacturer. In the event that the power level on Anik F1 is better than predicted, the amount of the payment(s) will be adjusted by applying a formula which is included in the settlement documentation and could result in either a pro-rated payment to Telesat of the additional US $49.1 million or a pro-rated repayment of up to a maximum of US $36.1 million to be made by Telesat to the insurers. The initial payment has been received. During December 2005, a number of insurers elected to pay a discounted amount of the proceeds due in 2007. A discounted value of US$26.2 million was received from a number of insurance underwriters in December 2005 with US $20.0 million to be paid by a few insurers in 2007. Telesat submitted its final claim in the fourth quarter of 2007. In January, 2008, certain insurance underwriters indicated disagreement with Telesat’s determination of the available power such that the final payment, in the insurers’ view, would be approximately US$2.7 million. In the event Telesat is unable to resolve this disagreement, it fully intends to pursue arbitration. At December 31, 2007, Telesat has not recorded any receivable related to this claim.

22.	Related Party Transactions

Related parties include PSP and Loral, the common shareholders, together with their subsidiaries and affiliates.

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The related party transactions as at and for the period ended December 31, 2007 were between Telesat and Loral, and subsidiaries and affiliates of Loral.

December 31, 2007

Service revenues	440
Operations and administration expenses	825
Capital expenditures — Satellites	12,318

The balances with related parties are as follows:

December 31, 2007

Receivables at year end	3,389
Payables at year end	9,682

23.	Reconciliation to US GAAP

Telesat has prepared these consolidated financial statements according to Canadian GAAP. The following tables are a reconciliation of differences relating to the statement of operations and total shareholders’ equity reported according to Canadian GAAP and United States GAAP.

Reconciliation of Net Loss

December 31, 2007

Canadian GAAP — Net loss	(4,051)
Gains on embedded derivatives(a)	774
Sales type lease — operating lease for US GAAP(b)	2,748
Capital lease — operating lease for US GAAP(b)	(78)
Dividends on senior preferred shares(c)	1,695
Tax effect of above adjustments(d)	(976)
Uncertainty in income taxes(e)	(2,648)
Impact of future tax rate reduction(d)	1,251

United States GAAP — Net loss	(1,285)
Other comprehensive loss items
Change in currency translation adjustment	(599)

United States GAAP — Comprehensive loss	(1,884)

Accumulated Other Comprehensive Loss

December 31, 2007

Cumulative translation adjustment	(599)

Accumulated other comprehensive loss	(599)

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

Reconciliation of Total Shareholders’ Equity

December 31, 2007

Canadian GAAP	1,293,528
Adjustments
Gains on embedded derivatives(a)	774
Sales type lease — operating lease for US GAAP(b)	2,748
Capital lease — operating lease for US GAAP(b)	(78)
Tax effect of above adjustments(d)	(976)
Uncertainty in income taxes(e)	(2,648)
Impact of future tax rate reduction(d)	1,251

United States GAAP	1,294,599

Description of United States GAAP adjustments

(a)	Embedded Derivatives

The accounting for derivative instruments and hedging activities under Canadian GAAP is now substantially harmonized with U.S. GAAP, with the exception of the accounting for certain embedded derivatives. Under U.S. GAAP an embedded foreign currency derivative in a host contract that is not a financial instrument must be separated and recorded on the balance sheet unless the currency in which payments are to be paid or received is: i) either the functional currency of either party to the contract or ii) the currency for price of the related good or service is routinely denominated in commercial transactions around the world (typically referring to a traded commodity). The same applies to an embedded foreign currency derivative in a host contract under Canadian GAAP except that the entity has the option as a matter of accounting policy to account for the embedded foreign currency derivative in a host contract as a single instrument providing certain criteria are met. One of these criteria is that the payments to be paid or received is in a currency that is commonly used in contracts to purchase or sell such non-financial items in the economic environment in which the transaction takes place. This option under Canadian GAAP results in embedded derivatives that must be recorded separately under U.S. GAAP to not have to be separately recorded and disclosed under Canadian GAAP. The additional option loosens the more stringent U.S. GAAP requirement that the currency be one in which such commercial transactions are denominated around the world to be one that is commonly used in the economic environment in which the transaction takes place.

In accordance with U.S. GAAP, all derivative instruments embedded in contracts are recorded on the balance sheet at fair value. The Company denominates many of its long-term international purchase contracts in U.S. dollars resulting in embedded derivatives. This exposure to the U.S. dollar is partially offset by revenue that is also denominated in U.S. dollars. For Canadian GAAP, the Company has elected to account for such contracts as single instruments (as explained above); resulting in a U.S. GAAP reconciling item. At December 31, 2007, the estimated fair value of assets resulting from embedded derivatives is $52.5 million.

The impact on the statement of earnings of changes in the fair value of these embedded derivatives, for the two month period ended December 31, 2007 is reflected as a gain of $0.8 million in the U.S. GAAP reconciliation note.

(b)	Sales-Type and Capital Leases

Under U.S. GAAP, if the beginning of a lease term falls within the last 25% of a leased asset’s total estimated economic life; then it can only be classified as a capital lease if the lease transfers ownership at

TELESAT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands of Canadian dollars, unless otherwise noted)

the end of the lease term or there is a bargain purchase option. This exception does not exist under Canadian GAAP, therefore certain leases are reported as a capital lease and sales-type lease respectively under Canadian GAAP, and as operating leases for U.S. GAAP.

(c)	Senior Preferred Shares

In accordance with U.S. GAAP, the senior preferred shares are classified outside of permanent equity as they are redeemable at the option of the holder. These senior preferred shares are classified as liabilities under Canadian GAAP. This results in a U.S. GAAP reconciling item to reflect the different classification.

(d)	Income Taxes

The income tax adjustment reflects the impact the United States GAAP adjustments described above have on income taxes.

The tax effect of rate reduction represents the adjustment to future taxes resulting from the application of the fourth quarter rate reduction to the accumulated gains and losses on embedded derivatives and for certain lease transactions classified as operating leases as discussed above.

(e)	Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, effective for fiscal years beginning after December 15, 2006. FIN 48 provides specific guidance on the recognition, de-recognition and measurement of income tax positions in financial statements, including the accrual of related interest and penalties recorded in interest expense. An income tax position is recognized when it is more likely than not that it will be sustained upon examination based on its technical merits, and is measured as the largest amount that is greater than 50% likely of being realized upon ultimate settlement. Under Canadian GAAP, significant differences may arise as we recognize and measure income tax positions, based on our best estimate of the amount that is more likely than not of being realized.

24.	Subsequent Events

On January 17, 2008, the Infosat board of directors passed a resolution to approve the sale of the Infosat security business. The proceeds are estimated to be $1.45 million and will be received in cash. The sale was finalized on February 15, 2008 and was retroactive to February 1, 2008.

On February 13, 2008, Skynet Satellite Corporation entered into an agreement to sell the Hawley facility. The purchase price is estimated to be $4.25 million USD and will be paid in two parts: $4 million USD will be received in cash and $0.25 million USD will be received in service in-kind.

The lenders under the Senior Bridge Loan have a right, as early as April 28, 2008, to make a securities demand whereby Telesat would issue high yield notes with registration rights, but subject to an interest rate at or below the 11% (12.5% for the Senior Subordinated Bridge Loan) cap in exchange for the Senior Bridge Loan and the Senior Subordinated Bridge Loan. In March 2008, Telesat was advised by its lenders to expect to issue these high yield notes at or below the cap rate on April 30, 2008.