Form 10-Q
period 2008-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2008-05-19
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number 1-14180

Loral Space & Communications Inc.

600 Third Avenue
New York, New York 10016
Telephone: (212) 697-1105

Jurisdiction of incorporation: Delaware

IRS identification number: 87-0748324

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 30, 2008, there were 20,281,971 shares of Loral Space & Communications Inc. common stock outstanding.

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$203,656	$314,694
Contracts-in-process	151,606	109,376
Inventories	102,793	96,968
Restricted cash	12,945	12,816
Other current assets	47,905	36,034

Total current assets	518,905	569,888
Property, plant and equipment, net	156,540	147,828
Long-term receivables	131,900	132,400
Investments in affiliates	500,619	566,196
Goodwill	227,058	227,058
Intangible assets, net	40,035	42,854
Other assets	15,165	16,715

Total assets	$1,590,222	$1,702,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,995	$69,205
Accrued employment costs	33,696	42,890
Customer advances and billings in excess of costs and profits	232,840	251,954
Income taxes payable	2,227	31,239
Accrued interest and preferred dividends	5,071	4,979
Other current liabilities	52,127	39,512

Total current liabilities	401,956	439,779
Pension and other post retirement liabilities	154,665	152,341
Long-term liabilities	130,943	137,261

Total liabilities	687,564	729,381
Commitments and contingencies Shareholders’ equity:
Series A-1 Cumulative 7.5% convertible preferred stock, $0.01 par value; 2,200,000 shares authorized, 144,509 and 141,953 shares issued and outstanding	42,644	41,873
Series B-1 Cumulative 7.5% convertible preferred stock, $0.01 par value; 2,000,000 shares authorized, 917,815 and 900,821 shares issued and outstanding	270,901	265,777
Common stock, $.01 par value; 40,000,000 shares authorized, 20,287,649 and 20,292,746 shares issued and outstanding	203	203
Paid-in capital	665,369	663,127
Accumulated deficit	(111,144)	(33,939)
Accumulated other comprehensive income	34,685	36,517

Total shareholders’ equity	902,658	973,558

Total liabilities and shareholders’ equity	$1,590,222	$1,702,939

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007

Revenues from satellite manufacturing	$218,537	$187,677
Revenues from satellite services	—	32,855

Total revenues	218,537	220,532
Cost of satellite manufacturing	207,012	174,101
Cost of satellite services	—	24,967
Selling, general and administrative expenses	22,335	33,262

Operating loss	(10,810)	(11,798)
Interest and investment income	6,330	6,554
Interest expense	(351)	(2,813)
Gain on foreign exchange contracts	—	3,964
Other (expense) income	(73)	82

Loss before income taxes, equity in net losses of affiliates and minority interest	(4,904)	(4,011)
Income tax provision	(1,776)	(3,401)

Loss before equity in net losses of affiliates and minority interest	(6,680)	(7,412)
Equity in net losses of affiliates	(64,537)	(2,425)
Minority interest	—	(6,986)

Net loss	(71,217)	(16,823)
Preferred dividends	(5,988)	(2,063)
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock	—	(24,476)

Net loss applicable to common shareholders	$(77,205)	$(43,362)

Basic and diluted loss per share	$(3.83)	$(2.16)

Basic and diluted weighted average common shares outstanding	20,156	20,041

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Operating activities:
Net loss	$(71,217)	$(16,823)
Non-cash operating items	71,190	25,660
Changes in operating assets and liabilities:
Accounts receivable, net	—	63,926
Contracts-in-process	(57,136)	(89,159)
Inventories	(5,825)	(11,233)
Long-term receivables	17,889	(106)
Other current assets and other assets	(4,999)	3,807
Accounts payable	1,616	656
Accrued expenses and other current liabilities	(7,934)	(31,117)
Customer advances	(18,910)	4,894
Income taxes payable	(29,012)	(983)
Pension and other postretirement liabilities	2,324	2,669
Long-term liabilities	(1,663)	621

Net cash used in operating activities	(103,677)	(47,188)

Investing activities:
Capital expenditures	(8,317)	(20,447)
(Increase) decrease in restricted cash in escrow	884	(2,796)
Proceeds from the sale of short-term investments and available-for-sale securities	72	107,670
Purchase of short-term investments	—	(117,622)

Net cash used in investing activities	(7,361)	(33,195)

Financing activities:
Proceeds from the sale of preferred stock	—	293,250
Proceeds from the exercise of stock options	—	1,653
Preferred stock issuance costs	—	(8,948)
Cash dividends paid on preferred stock of subsidiary	—	(1,769)

Net cash provided by financing activities	—	284,186

Net (decrease) increase in cash and cash equivalents	(111,038)	203,803
Cash and cash equivalents — beginning of period	314,694	186,542

Cash and cash equivalents — end of period	$203,656	$390,345

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

Loral Space & Communications Inc. (“New Loral”), together with its subsidiaries is a leading satellite communications company with substantial activities in satellite manufacturing and investments in satellite-based communications services. New Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization, as modified (“the Plan of Reorganization”).

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

Satellite Services:  Until October 31, 2007, the operations of our satellite services segment were conducted through Loral Skynet Corporation (“Loral Skynet”), which leased transponder capacity to commercial and government customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, and provided managed network services to customers using a hybrid satellite and ground-based system. It also provided professional services such as fleet operating services to other satellite operators. At October 31, 2007, Loral Skynet had four in-orbit satellites and had one satellite under construction at SS/L.

On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdings Inc. (“Telesat Holdco”), a newly-formed joint venture, completed the acquisition of Telesat Canada from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco, the ultimate parent company of the resulting new entity (see Note 7). We use the equity method of accounting for our investment in Telesat Canada.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2007 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

As noted above, we emerged from bankruptcy on November 21, 2005 and pursuant to Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), we adopted fresh-start accounting as of October 1, 2005 and determined the fair value of our assets and liabilities. Upon emergence, our reorganization equity value was allocated to our assets and liabilities, which were stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization.

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

Cash and Cash Equivalents, Restricted Cash and Available For Sale Securities

As of March 31, 2008, the Company had $203.7 million of cash and cash equivalents and $23.4 million of restricted cash ($12.9 million included in other current assets and $10.5 million included in other assets on our condensed consolidated balance sheet). Cash and cash equivalents include liquid investments with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Investments in publicly traded common stock are classified as available for sale securities. Available for sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which are highly leveraged, as well as those in the development stage which are partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements provide for effective management of potential credit risks with regard to our current customer base.

Inventories

Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method. As of March 31, 2008 and December 31, 2007, inventory was reduced by an allowance for obsolescence of $27.9 million and $28.4 million, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

All available for sale securities are measured at fair value based on quoted market prices at the end of the reporting period. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with U.S. GAAP and expand disclosures about fair value measurements. SFAS 157 establishes a fair value measurement hierarchy to price a particular asset or liability. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of SFAS 157 only for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis effective January 1, 2008. The Company’s financial assets measured at fair value on a recurring basis consist of marketable securities which were valued at $6.7 million and were classified as Level 1 in the fair value measurement hierarchy under SFAS 157 as of March 31, 2008.

A Level 1 fair value represents a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Marketable securities were the only financial assets on our condensed consolidated balance sheet as of March 31, 2008. We did not have any financial liabilities as of March 31, 2008 which required the application of SFAS 157 for valuation purposes. Loral’s marketable securities, which are included in other current assets, consisted entirely of an investment in the common stock of Globalstar Inc. (See Note 7). Loral’s investment in Globalstar Inc. is accounted for as an “available for sale” security under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Therefore, unrealized gains and losses on this investment are recorded as a component of accumulated other comprehensive income.

In addition, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) was effective for us on January 1, 2008. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any of our qualifying financial instruments.

Goodwill

Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities, as of October 1, 2005, the date we adopted fresh-start accounting. Goodwill has been reduced by the decreases to the valuation allowance as of October 1, 2005 and other tax adjustments (see Income Taxes, below) and the transfer in October 2007 of substantially all of the assets and related liabilities of Loral Skynet in connection with the Telesat Canada transaction. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized. Goodwill is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year, or if events and circumstances change and indicators of impairment are present, goodwill will be tested for impairment between annual tests.

Minority Interest

Dividends on Loral Skynet’s Series A preferred stock were reflected as minority interest on our consolidated statement of operations for the three months ended March 31, 2007. On November 5, 2007 all of the issued and outstanding shares of Loral Skynet’s Series A preferred stock were redeemed in connection with the completion of the Telesat Canada transaction (See Note 7).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

During 2008 and 2007, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the balance of our valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital.

As of March 31, 2008, we had unrecognized tax benefits relating to uncertain tax positions of $59.9 million. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense on a quarterly basis. As of March 31, 2008, we have accrued approximately $9.4 million and $13.0 million for the payment of tax-related interest and penalties, respectively.

Generally, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2004. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our U.S. income tax returns filed for 2004, potentially resulting in a $1.8 million reduction to our unrecognized tax benefits.

The liability for uncertain tax positions is included in long-term liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2008 and 2007, we increased our liability for uncertain tax positions from $68.0 million to $69.5 million and from $60.8 million to $62.0 million, respectively. The increase of $1.5 million for 2008 and $1.2 million for 2007 related to our current provision for potential additional interest and penalties. As of March 31, 2008, if our positions are sustained by the taxing authorities, approximately $37.2 million would be treated as a reduction of goodwill, $30.1 million would reduce the Company’s effective tax rate and $2.2 million would reduce deferred tax assets. Other than as described above, there were no significant changes to our uncertain tax positions during the three months ended March 31, 2008, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

Pensions and Other Employee Benefits

The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2008 and 2007 (in thousands):

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Service cost	$2,039	$2,412	$335	$360
Interest cost	5,787	5,432	1,164	1,250
Expected return on plan assets	(6,157)	(5,837)	(20)	(10)
Amortization of prior service credits and net actuarial gain or loss	(707)	(700)	(122)	(75)

	$962	$1,307	$1,357	$1,525

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months
	Ended March 31,
	2008	2007

Non-cash operating items:
Equity in net losses of affiliates	$64,537	$2,526
Minority interest	—	6,986
Deferred taxes	200	1,834
Depreciation and amortization	8,182	19,118
Stock based compensation	2,381	559
Recoveries of bad debts on billed receivables	—	(139)
Provisions for inventory obsolescence	—	380
Warranty expense accruals	(479)	(722)
Amortization of prior service credits and net actuarial gain	(829)	(775)
Gain on disposition of available-for-sale securities	(72)	—
Withholding tax impact of cashless stock option exercises	—	(143)
Unrealized gain (loss) on foreign exchange contracts and non cash net interest	28	(3,964)
Amortization of fair value adjustments related to orbital incentives	(2,758)	—

Net non-cash operating items	$71,190	$25,660

Non-cash financing activities:
Issuance of preferred stock by subsidiary as payment for dividend	$—	$11,087

Issuance of Loral Series-1 Preferred Stock as payment for dividend	$5,894	$—

Accrued dividends on Series A-1 and Series B-1 preferred stock	$5,988	$2,063

Non-cash investing activities:
Available for sale securities received in connection with the sale of Globalstar do Brazil	$6,000	$—

Capital expenditures incurred not yet paid	$5,600	$—

Supplemental information:
Interest paid	$471	$10,011

Taxes paid, net of refunds	$29,045	$1,365

New Accounting Pronouncements

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

FSP FASB 142-3

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for the Company on January 1, 2009. We do not anticipate that the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial statements.

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 107, Disclosure about Fair Value of Financial Instruments by requiring increased qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities but does not change SFAS 133’s scope or accounting. SFAS 161 is effective for the Company on January 1, 2009. We are currently evaluating the impact adopting SFAS 161 will have on the disclosures included in our consolidated financial statements.

3.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months
	Ended March 31,
	2008	2007

Net loss	$(71,217)	$(16,823)
Proportionate share of Telesat Holdco other comprehensive income	(1,040)	—
Cumulative translation adjustment	(498)	30
Amortization of prior service credits and net actuarial gains, net of taxes	(494)	(469)
Unrealized gain (loss) on available-for-sale securities arising during the period, net of taxes	242	(2,341)
Reclassification adjustment for gains included in net income	(42)	—

Comprehensive loss	$(73,049)	$(19,603)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Contracts-in-Process

	March 31,	December 31,
	2008	2007
	(In thousands)

Amounts billed	$71,632	$60,548
Unbilled receivables	79,974	48,828

	$151,606	$109,376

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

5.	Financial Instruments and Foreign Currency

Foreign Currency

We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates.

As of March 31, 2008, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the March 31, 2008 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S.$

Future revenues — Japanese Yen	¥20	$0.2
Future expenditures — Japanese Yen	¥3,932	$39.6
Contracts-in-process, unbilled receivables — Japanese Yen	¥20	$0.2
Future expenditures — EUROs	€3.7	$5.9

Derivatives

As part of the Telesat Canada transaction, Telesat Holdco received financing commitments from a syndicate of banks for $2.279 billion (based on an exchange rate of $1.00/CAD 0.9429 as of October 31, 2007) of senior secured credit facilities, $692.8 million of a senior unsecured bridge facility and $217.2 million of a senior subordinated unsecured bridge facility. The purchase price of Telesat Canada was in Canadian dollars, while most of the debt financing was in U.S. dollars. Accordingly, to insulate themselves from Canadian dollar versus US dollar fluctuations, Loral, through Loral Skynet, and PSP, entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. On October 23, 2007, Loral Skynet transferred its financial commitments under these contracts to Telesat Holdco.

A summary of these transactions is as follows:

1) In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty, effectively converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral Skynet to the counterparty for entering into this transaction. For the three months ended March 31, 2007, Loral recorded a $2.3 million charge to gain on foreign exchange contracts reflecting the change in the fair value of the swap. Loral Skynet recognized cumulative losses of $39.0 million through the date of transfer of the swap to Telesat Holdco on October 23, 2007.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2) In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million ($1.00/CAD 1.1461) with a settlement date of December 17, 2007. In January 2007, Loral Skynet entered into additional forward foreign currency contracts with the same single bank counterparty selling $200.0 million for CAD 232.8 million ($1.00/CAD 1.1512) with a settlement date of December 17, 2007. No cash payments were made by Loral Skynet to the single bank counterparty for entering into these transactions. For the three months ended March 31, 2007, Loral recorded a $6.3 million gain in gain on foreign exchange contracts reflecting the change in the fair value of the forward contracts. Loral Skynet recognized cumulative gains of $122.6 million through the date of transfer of the foreign currency contracts to Telesat Holdco on October 23, 2007.

6.	Property, Plant and Equipment

	March 31,	December 31,
	2008	2007
	(In thousands)

Land and land improvements	$26,799	$26,799
Buildings	49,947	49,917
Leasehold improvements	8,688	8,691
Equipment, furniture and fixtures	96,824	94,844
Satellite capacity under construction (see Note 14)	1,076	—
Other construction in progress	29,386	18,552

	212,720	198,803
Accumulated depreciation and amortization	(56,180)	(50,975)

	$156,540	$147,828

Depreciation and amortization expense for property, plant and equipment was $5.2 million and $17.4 million for the three months ended March 31, 2008 and 2007, respectively.

7.	Investments in Affiliates

Investments in affiliates consists of (in thousands):

	March 31,	December 31,
	2008	2007

Telesat Holdings Inc	$418,237	$479,579
XTAR, LLC	82,382	86,617

	$500,619	$566,196

In accordance with SFAS 130, Reporting Comprehensive Income, we recorded our proportionate share of Telesat Holdco’s other comprehensive income as a decrease to the investment account with a corresponding adjustment to other comprehensive income.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in net losses of affiliates consists of (in thousands):

	Three Months
	Ended March 31,
	2008	2007

Telesat Holdings Inc.	$(60,302)	$—
XTAR	(4,235)	(2,526)
Globalstar service provider partnerships	—	101

	$(64,537)	$(2,425)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months
	Ended March 31,
	2008	2007

Revenues	$19,349	$390
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(1,189)	(11)
Profits relating to affiliate transactions not eliminated	669	9

Telesat Canada

On December 16, 2006, a subsidiary of Telesat Holdco, a joint venture formed by Loral and its Canadian partner, PSP, entered into a definitive agreement (the “Share Purchase Agreement”) with BCE and Telesat Canada to acquire 100% of the stock of Telesat Canada from BCE for CAD 3.25 billion. The Telesat Canada transaction closed on October 31, 2007. We hold equity interests in Telesat Holdco representing 64% of the economic interests and 33 1/3% of the voting interests. Our Canadian partner, PSP, holds 36% of the economic interests and 66 2/3% of the voting interests in Telesat Holdco (except with respect to the election of directors as to which it holds a 30% voting interest).

In connection with the transactions contemplated under the Share Purchase Agreement, on August 7, 2007, we and Loral Skynet entered into an asset transfer agreement (the “Asset Transfer Agreement”) with Telesat Holdco, and an asset purchase agreement (the “Asset Purchase Agreement”) with a subsidiary of Telesat Canada. Pursuant to the Asset Transfer Agreement, we agreed, subject to certain exceptions, to transfer substantially all of Loral Skynet’s assets and related liabilities to Telesat Canada in return for an equity interest in Telesat Holdco. In addition, pursuant to the Asset Purchase Agreement, we agreed to transfer certain of Loral Skynet’s assets located in the U.S. and related liabilities to the Telesat Canada subsidiary in exchange for $25.5 million in marketable securities. On August 7, 2007, we, Loral Skynet, PSP, Telesat Holdco and a subsidiary of Telesat Holdco also entered into an Ancillary Agreement providing, among other things, for the settlement of payments by and among us, PSP and Telesat Holdco in connection with the Telesat Canada acquisition, the transactions contemplated under the Asset Transfer Agreement, and related transactions. As a result, we received true-up payments of $45 million from PSP in 2007 to bring the equity contributions into the required economic positions, which payment was subject to a post-closing adjustment process. Upon completion of this process, a final adjustment payment of approximately $9.0 million was made by Loral to PSP on April 4, 2008 and is included as a payable in our condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summary financial data for Telesat Canada in accordance with U.S. GAAP (in U.S. $ millions):

Statement of Operations Data:

Three Months Ended
March 31, 2008

Revenues	$166.5
Operating expenses	(125.6)
Operating income	40.9
Interest expense	(62.2)
Other expense	(88.3)
Income tax benefit	17.0
Net loss	(92.6)

Balance Sheet Data:

	March 31,	December 31,
	2008	2007

Current assets	$143.1	$143.7
Total assets	5,402.2	5,610.0
Current liabilities	215.0	229.5
Total liabilities	4,099.0	4,156.7
Redeemable preferred stock	137.6	143.1
Shareholders’ equity	1,165.6	1,310.2

Other expense included a non-cash foreign exchange loss of $122 million and a non-cash gain on financial instruments of $34 million.

We use the equity method of accounting for our investment in Telesat Canada because we own 33 1/3% of the voting stock and do not exercise control via other means. Loral’s equity in net loss of Telesat Canada is based on our proportionate share of its results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat Canada’s net loss is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions but have no voting rights.

The contribution of Loral Skynet to Telesat Canada has been recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution has been recorded by Telesat Canada at fair value. Accordingly, the amortization of fair value adjustments applicable to the Loral Skynet assets and liabilities have been proportionately eliminated in determining our share of the earnings of Telesat Canada. Our equity in the net loss of Telesat Canada also reflects the elimination of our profit, to the extent of our economic interest, on satellites we are constructing for them.

XTAR

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our investment in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. Our interest in XTAR has been retained by Loral and was not transferred to Telesat Canada as part of the Telesat Canada transaction.

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

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders is $23.0 million in 2008, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. During the quarter ended March 31, 2008, XTAR has agreed that XTAR’s excess cash balance (as defined) would be applied towards making limited payments on these lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat Canada and Loral in respect of services provided by them to XTAR. XTAR is currently making payments to Hisdesat in accordance with this agreement. We also agreed with Hisdesat that interest on XTAR’s outstanding lease obligations to Hisdesat will be paid through the issuance of a class of non-voting membership interests in XTAR, which would enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat.

In May 2005, XTAR signed a contract with the U.S. Department of State for the lease of transponder capacity for a period of three years with two one-year options. The State Department is authorized pursuant to its procurement guidelines to lease up to $137.0 million for a specified capacity under this contract, to the extent that capacity is available. As of March 31, 2008, the U.S. Department of State has committed to lease three transponders under this contract, having a total lease value of $30.2 million, and has the right, at its option, to renew the leases for additional terms, which, if fully exercised, would bring the total value of the leases to $45.0 million. There can be no assurance as to how much, if any, additional capacity the U.S. Department of State may lease from XTAR under this contract. XTAR also has contracts to provide services to the U.S. Department of Defense, the Spanish Ministry of Defense, the Belgium Ministry of Defense and the Danish armed forces.

XTAR-EUR was launched on Arianespace, S.A.’s Ariane ECA launch vehicle in 2005. The price for this launch had two components — the first, consisting of a $15.8 million 10% interest paid-in-kind loan provided by Arianespace, was repaid in full by XTAR on July 6, 2007. The second component of the launch price consists of a revenue-based fee to be paid to Arianespace over XTAR-EUR’s 15 year in orbit operations. This fee, also referred to as an incentive fee, equals 3.5% of XTAR’s annual operating revenues, subject to a maximum threshold (the “Incentive Cap”). The Incentive Cap was set at $20 million through December 2007 and increases by $208,000 each month beginning January 2008 to a maximum of $50 million on December 1, 2019. XTAR has the option to prepay some or all of this incentive portion, and once the incentive payments actually paid to Arianespace equal the Incentive Cap at any point in time, XTAR will have no further payment obligation to Arianespace. At the end of XTAR-EUR’s useful life, XTAR will have no further obligation to Arianespace on the incentive portion, even if the aggregate amount of the incentive fee payments shall not have reached the $50 million Incentive Cap. The carrying value of the incentive fee payable to Arianespace is arrived at by accreting interest on the previous years’ outstanding balance at a rate that equates the 3.5% fee payable on the projected revenue through the end of the life of the XTAR-EUR satellite. On February 29, 2008, XTAR paid Arianespace $1.54 million representing the incentive fee through December 31, 2007.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summary financial data for XTAR (in millions):

Statement of Operations Data:

	Three Months
	Ended March 31,
	2008	2007

Revenues	$4.7	$4.7
Operating loss	(6.3)	(3.6)
Net loss	(7.6)	(4.2)

Balance Sheet Data:

	March 31,	December 31,
	2008	2007

Current assets	$9.1	$8.9
Total assets	122.7	124.9
Current liabilities	34.2	29.6
Long-term liabilities	35.6	64.4
Shareholders’ equity	52.9	60.5

Other

On December 21, 2007, Loral and certain of its subsidiaries and DASA Globalstar LLC entered into an agreement to sell their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, to Globalstar Inc. Closing of the transaction occurred on March 25, 2008. Pursuant to the sale agreement, Loral received 883,393 shares of common stock of Globalstar Inc. in consideration for the sale of its interest. The shares have been registered under the Securities Act of 1933 and may be sold by Loral without restriction. In addition, Loral agreed to indemnify Globalstar Inc. for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Loral has agreed that proceeds from the sale of the Globalstar Inc. common stock received in the transaction will be kept in a segregated account and may be used only for payment of the indemnified liabilities. As a result of the sale and taking into account our estimate of the indemnified liabilities, we recorded a loss of $11.3 million during the year ended December 31, 2007.

As of March 31, 2008, we owned 916,493 shares of Globalstar Inc. common stock, which are accounted for as available-for-sale securities, with a fair value of $6.7 million. Unrealized gains on these shares were $0.6 million, net of taxes as of March 31, 2008.

8.	Intangible Assets

Intangible Assets were established in connection with our adoption of fresh-start accounting and consists of (in millions, except years):

	Weighted Average
	Remaining	March 31, 2008		December 31, 2007
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	3	$59.0	$(27.0)	$59.0	$(24.3)
Trade names	17	9.2	(1.2)	9.2	(1.0)

		$68.2	$(28.2)	$68.2	$(25.3)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for intangible assets was $2.9 million for both the three months ended March 31, 2008 and 2007. Annual amortization expense for intangible assets for the five years ending December 31, 2012 is estimated to be as follows (in millions):

2008	$11.3
2009	11.3
2010	9.2
2011	2.9
2012	2.3

As of March 31, 2008, our condensed consolidated balance sheet reflects gross fair value adjustments of $36.9 million recorded in connection with our adoption of fresh start accounting relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities. Net amortization of these fair value adjustments was a charge to expense of $2.6 million for the three months ended March 31, 2008 and a credit to expense of $3.3 million for the three months ended March 31, 2007. Accumulated amortization of fair value adjustments was $19.8 million as of March 31, 2008.

9.	Debt

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

Interest expense related to these notes was $4.5 million for the three months ended March 31, 2007. Loral Skynet made a cash interest payment of $8.8 million on these notes on January 15, 2007.

Certain holders of Loral Skynet Notes have commenced litigation with respect to the redemption of the Loral Skynet Notes (see Note 11).

SS/L Letter of Credit Facility

On November 30, 2007, SS/L entered into a second amendment to its amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the $15.0 million facility to December 31, 2008. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility or December 31, 2008. Outstanding letters of credit are fully cash collateralized. As of March 31, 2008, $5.1 million of letters of credit under this facility were issued and outstanding.

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

The Company and MHR agreed on August 8, 2007 that in calculating the percentage of the aggregate voting power of Loral securities held by MHR or its affiliates pursuant to the terms of the Loral Series-1 Preferred Stock, (a) the number of shares of Series A-1 Preferred Stock and/or common stock deemed to be held by MHR entities shall be increased by a number of shares (i) equal to the number of shares of restricted stock and the number of shares subject to stock options of the Company then personally held by Dr. Mark H. Rachesky (as of March 31, 2008, Dr. Rachesky held 10,000 such shares), and (ii) equal to 50% of the number of shares of common stock reserved for issuance pending resolution of certain disputed third party claims under the Plan of Reorganization of Old Loral, such number of reserved shares not to exceed 71,500 shares and (b) the number of outstanding shares of common stock of the Company shall be decreased by a number of shares equal to 45% of the total number of shares of restricted stock (issued to persons other than directors pursuant to the Company’s Amended and Restated 2005 Stock Incentive Plan) that are then subject to vesting but have not yet vested as of the date of the calculation, such numbers of shares of restricted stock not to exceed one million shares.

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

The Company paid dividends of $5.9 million through the issuance of 2,556 shares of Series A-1 Preferred Stock and 16,994 shares of Series B-1 Preferred Stock for the three months ended March 31, 2008. Accrued but unpaid dividends for Loral Series-1 Preferred Stock as of March 31, 2008 were $5.1 million.

The price of Loral’s common stock on October 16, 2006, the day before we signed the Securities Purchase Agreement, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair value of the common stock on the date the financing closed, as compared to the conversion price, the Company was required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its net loss applicable to common shareholders for the three months ended March 31, 2007. We will also reflect a beneficial conversion feature in a similar manner for the Series B-1 Preferred Stock, in the period in which shareholder approval of the creation of the new class of Class B-1 non-voting common stock is received. This beneficial conversion feature is recorded as an increase or decrease to net (loss) income applicable to common shareholders and results in a reduction of both basic and diluted earnings per share. For the three months ended March 31, 2007, we recorded an increase to net loss applicable to common shareholders of $24.5 million. In the period in which shareholder

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approval of the new class of Class B-1 non-voting common stock is received, we expect that our net income (loss) applicable to common shareholders will be reduced (increased), as applicable, by approximately $154 million reflecting the beneficial conversion feature (less discount, if any, for the class B-1 non-voting common stock because of its non-voting status). To the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series A-1 Preferred Stock, we may be required to record additional beneficial conversion features that increase or decrease our net (loss) income applicable to common shareholders. Due to the fact that the fair value of Loral’s common stock on March 31, 2008 was less than the conversion price, we did not record any beneficial conversion feature for the three months ended March 31, 2008. We will also record an additional beneficial conversion feature in a similar manner for dividends in additional shares of Loral Series B-1 Preferred Stock in the period in which shareholder approval of the class B-1 non-voting common stock is received, and thereafter. For cumulative dividends paid and accrued through March 31, 2008 on the Loral Series B-1 Preferred Stock, the beneficial conversion feature that will be recorded when shareholder approval of the class B-1 non-voting common stock is received, is approximately $7 million.

In connection with the preferred stock financing, Loral agreed to present certain proposals to its stockholders at its annual meeting but requested that MHR waive such undertaking with regard to Loral’s 2008 annual meeting. MHR has agreed to Loral’s request as set forth on its April 28, 2008 letter agreement entered into with Loral. Loral intends to seek stockholder approval for these proposals at its annual meeting in 2009 or at a special meeting of stockholders.

Loral incurred issuance costs of $8.9 million in connection with this preferred stock financing. In addition, Loral paid MHR a placement fee of $6.75 million upon closing of the financing.

Loral Skynet Series A Preferred Stock

On November 21, 2005, Loral Skynet issued 1.0 million of its 2.0 million authorized shares of Series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization. Dividends on the Loral Skynet Preferred Stock (if not paid or accrued as permitted under certain circumstances) were payable in kind (in additional shares of Loral Skynet Preferred Stock) if the amount of any dividend payment would exceed certain thresholds.

The dividends on Loral Skynet Preferred Stock of $7.0 million for the three months ended March 31, 2007 was reflected as minority interest on our consolidated statements of operations.

On November 5, 2007, in connection with the completion of the Telesat Canada transaction, all issued and outstanding shares of Loral Skynet Preferred Stock were redeemed.

Stock Incentive Plan

On May 22, 2007, at our annual meeting of stockholders, our stockholders approved the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Plan”) to increase by 1,582,000 the number of shares available for grant thereunder. These amendments covered the following grants that were all subject to stockholder approval of the plan amendments: (a) the grant in March 2006 of options to purchase 825,000 shares to our Chief Executive Officer in connection with his entering into an employment agreement with us (the “CEO March 2006 Option Grant”), (b) the grant in June 2006 of options to purchase 20,000 shares to our former Chief Financial Officer in connection with his entering into an amendment to his employment agreement, (c) the grant in June 2006 of options to purchase 120,000 shares to a former director in connection with his entering into a consulting agreement and (d) grants of approximately 175,700 shares of restricted stock to employees of SS/L and others. In addition, these amendments covered 31,000 shares of restricted stock granted to our directors as part of their compensation and approximately 410,300 shares available for future grant. The shares available for future grant will be used for awards to our employees, to fulfill existing contractual obligations and to cover the equity component of our

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors compensation. These grants were recognized and measured upon stockholder approval of the amendments.

11.	Commitments and Contingencies

Financial Matters

We paid $1.7 million in January 2008 to the U.S. Department of State pursuant to a consent agreement entered into by Old Loral and SS/L.

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the three months ended March 31, 2008, is as follows (in millions):

Balance of deferred amounts at January 1, 2008	$35.0
Warranty costs incurred including payments	(0.2)
Accruals relating to pre-existing contracts (including changes in estimates)	0.5

Balance of deferred amounts at March 31, 2008	$35.3

In connection with the Telesat Canada transaction, Loral is restructuring its corporate functions. Through mid-2008 Loral will reduce the number of employees at its headquarters, consolidating some functions at SS/L. In the fourth quarter of 2007, Loral charged approximately $7.0 million to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily during 2008 and 2009. Loral has paid restructuring costs of approximately $2.8 million and $3.0 million for the three months ended March 31, 2008 and cumulative to date, respectively. At March 31, 2008, the liability recorded in the condensed consolidated balance sheet for the restructuring was $4.0 million.

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies or companies in the early stages of building their businesses. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables.

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). The Credit Agreement amends and restates in its entirety the Customer Credit Agreement entered into by SS/L and Sirius on June 7, 2006 (the “Original Credit Agreement”). The purpose of the amendment and restatement is to make available to Sirius financing for the purchase of a second satellite under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Amended Satellite Purchase Agreement”). Under the Credit Agreement, SS/L has agreed to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”). Loans made under the Credit Agreement are secured by Sirius’ rights under the Amended Satellite Purchase Agreement, including its rights to the Sirius Satellites. The loans are also entitled to the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits of a subsidiary guarantee from Satellite CD Radio, Inc., and, subject to certain exceptions, any future material subsidiary that may be formed by Sirius hereafter. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty, and, upon the occurrence of certain events, Sirius is required to prepay the loans. As of March 31, 2008, no loans were outstanding under the Credit Agreement. Sirius is currently eligible to borrow $82 million under the Credit Agreement, representing reimbursement of payments previously made by Sirius under the Amended Satellite Purchase Agreement.

See Note 14 — Related Party Transactions — Transactions with Affiliates — Telesat Canada for commitments and contingencies relating to our agreement to indemnify Telesat Canada for certain liabilities and our arrangements with ViaSat, Inc. and Telesat Canada.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty-four of the satellites built by SS/L and launched since 1997 have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

SS/L is building a satellite known as CMBStar under a contract with EchoStar Corporation (“EchoStar”). Satellite construction is substantially complete, and progress milestones have been paid accordingly. EchoStar has announced that it has notified China’s State Administration of Radio, Film and Television (“SARFT”), its customer for the satellite, that it is suspending construction of the satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. EchoStar has also stated that it is currently evaluating potential alternative uses for the CMBStar satellite. There can be no assurance that a dispute will not arise as to whether the satellite meets its technical performance specifications or if such a dispute did arise that SS/L would prevail. SS/L believes that it will not incur a material loss with respect to this program.

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

See Note 14 — Related Party Transactions — Transactions with Affiliates — Telesat Canada for commitments and contingencies relating to SS/L’s obligation to make payments to Telesat Canada for transponders on Telstar 10.

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

A trial in this action commenced in early March 2008. Fact testimony was completed in March, and expert testimony was completed on May 12, 2008.

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

A trial on the merits commenced in early March 2008 together with the trial in the In re: Loral Space and Communications Inc. Consolidated Litigation (discussed above). Fact testimony was completed in March, and expert testimony was completed on May 12, 2008.

Loral believes that the September 5, 2007 Early Redemption is proper in accordance with the terms of the Indenture. Although there can be no assurance as to the outcome of this litigation, Loral believes that the likelihood of an unfavorable outcome is remote, and therefore the Company has not recorded a loss contingency related to this matter.

Informal SEC Inquiry

In June and July 2007, we received letters from the Staff of the Division of Enforcement of the SEC informing the Company that it is conducting an informal inquiry and requesting that the Company provide certain documents and information relating primarily to the Securities Purchase Agreement, dated as of October 17, 2006, as amended and restated on February 27, 2007, between Loral and MHR and activities before and after its execution as well as documents and information relating to the redemption of the Loral Skynet Notes (see Note 9) and documents and information regarding the directors and officers of Loral. The letter advised that the informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. The Company is cooperating with the SEC staff. In addition, the Company has received requests for indemnification and advancement of expenses from certain of its advisors with respect to costs they may incur as a result of compliance with SEC document requests.

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

Class Action Securities Litigations

In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. The defendant filed an answer in March 2004. Discovery in this case has been completed. Plaintiffs’ motion for class certification was granted on May 14, 2008. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Indemnification Claims.”

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

Reorganization Matters

In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and certain of its subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the U.S. Bankruptcy Court for the Southern District of New York (“the Bankruptcy Court”). To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom Corporation or in New Loral common stock for all other claims. As of March 31, 2008, we have resolved all disputed claims that we believe are payable in cash and have reserved approximately 71,000 of the 20 million shares of New Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.

Confirmation of our Plan of Reorganization was opposed by the Official Committee of Equity Security Holders (the “Equity Committee”) appointed in our chapter 11 cases and by the self-styled Loral Stockholders Protective Committee (“LSPC”). Shortly before the hearing to consider confirmation of the Plan of Reorganization, the Equity Committee also filed a motion seeking authority to prosecute an action on behalf of the estates of Old Loral and certain of its subsidiaries seeking to unwind as fraudulent, a guarantee provided by Old Loral in 2001, of certain indebtedness of Loral Orion, Inc. (the “Motion to Prosecute”). By separate Orders dated August 1, 2005, the Bankruptcy Court confirmed the Plan of Reorganization (the “Confirmation Order”) and denied the Motion to Prosecute (the “Denial Order”). On or about August 10, 2005, the LSPC appealed (the “Confirmation Appeal”) to the United States District Court for the Southern District of New York (the “District Court”) the Confirmation Order and the Denial Order. On February 3, 2006, we filed with the District Court a motion to dismiss the Confirmation Appeal. On May 26, 2006, the District Court granted our motion to dismiss the Confirmation Appeal. The LSPC subsequently filed a motion for reconsideration of such dismissal, which the District Court denied on June 14, 2006 (the “Reconsideration Order”). On or about July 12, 2006, a person purportedly affiliated with the LSPC appealed the dismissal of the Confirmation Appeal and the Reconsideration Order to the United States Court of Appeals for the Second Circuit (the “Second Circuit Confirmation Appeal”). On February 22, 2008, the Second Circuit affirmed the District Court’s judgment dismissing the Confirmation Appeal and the Reconsideration Order.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income (Loss) Per Share

The following table sets forth below the commutation of basic and diluted loss per share (in thousands, expect per share data):

	Three Months
	Ended March 31,
	2008	2007

Numerator for basic and diluted loss per share:
Loss applicable to common shareholders	$(77,205)	$(43,362)

Denominator:
Basic and diluted weighted average common shares outstanding	20,156	20,041

Basic and diluted loss per share	$(3.83)	$(2.16)

The assumed exercise of stock options and restricted stock awards are not included in the calculation of diluted loss per share for the three months ended March 31, 2008 and 2007, because their effect would have been antidilutive. Additionally, the Loral Series-1 Preferred Stock, issued February 27, 2007, was not included in the calculation of diluted loss per share for the three months ended March 31, 2008 and 2007, because their effect would have been antidilutive. As of March 31, 2008, there were 2,040,452 stock options outstanding (the exercise price of all options outstanding exceeds the market price of our common stock as of March 31, 2008), 130,740 shares of restricted stock and the Loral Series A-1 Preferred Stock was convertible into 1,445,090 shares of common stock. As of March 31, 2008, the 917,815 outstanding shares of Loral Series B-1 Preferred Stock are not convertible into common stock.

13.	Segments

Loral is organized into two operating segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat Canada for the three months ended March 31, 2008. Although we analyze Telesat Canada’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat Canada’s results as equity in net losses of affiliates.

Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate for the three months ended March 31, 2008. We retained our investment in XTAR, and it was not transferred to Telesat Canada in connection with the Telesat Canada transaction.

We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock based compensation), (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gain on foreign exchange contracts; other income (expense); equity in net losses of affiliates; and minority interest.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gain on foreign exchange contracts, other income (expense), equity in net losses of affiliates and minority interest. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows:

Three Months Ended March 31, 2008

	Satellite	Satellite
	Manufacturing	Services(1)	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$199.3	166.5		$365.8
Intersegment revenues(3)	20.5	—		20.5

Operating segment revenues	$219.8	166.5		386.3
Intercompany eliminations(4)				(1.3)
Affiliate eliminations(1)				(166.5)

Revenues as reported				$218.5

Segment Adjusted EBITDA before eliminations	$4.7	$99.4	$(4.7)	$99.4

Intercompany eliminations(4)				(0.2)
Affiliate eliminations(1)				(99.4)

Adjusted EBITDA				(0.2)
Depreciation and amortization				(10.6)

Operating loss				(10.8)
Interest and investment income				6.3
Interest expense				(0.3)
Other expense				(0.1)
Income tax provision				(1.8)
Equity in net losses of affiliates		$(60.3)	$(4.2)	(64.5)

Loss from continuing operations				$(71.2)

Other Data:
Segment total assets	$887.5	$5,402.2	$702.7	$6,992.4
Affiliate eliminations(1)	—	(5,402.2)	—	(5,402.2)

Total assets as reported(5)	$887.5	$—	$702.7	$1,590.2

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2007

	Satellite	Satellite
	Manufacturing	Services	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$187.6	$32.9		$220.5
Intersegment revenues	12.7	0.7		13.4

Operating segment revenues	$200.3	$33.6		233.9

Eliminations(4)				(13.4)

Operating revenues as reported				$220.5

Segment Adjusted EBITDA before eliminations	$7.4	$11.9	$(8.7)	$10.6

Eliminations(4)				(2.7)

Adjusted EBITDA				7.9
Depreciation and amortization(5)	$(6.1)	$(13.1)	$(0.5)	(19.7)

Operating loss				(11.8)
Interest and investment income				6.5
Interest expense				(2.8)
Gain on foreign exchange contracts				4.0
Other income				0.1
Income tax provision				(3.4)
Equity in net losses of affiliates				(2.4)
Minority Interest				(7.0)

Net loss				$(16.8)

Other Data:
Total assets(5)	$948.0	$747.0	$297.2	$1,992.2

(1)	Satellite Services for 2008 represents Telesat Canada for the three months ended March 31, 2008. Affiliate eliminations represent the elimination of amounts attributable to Telesat Canada whose results are reported in our condensed consolidated statement of operations as equity in net losses of affiliates and in our condensed consolidated balance sheet as investment in affiliates.

(2)	Represents corporate expenses incurred in support of our operations. Corporate, for 2008, also includes our equity investment in XTAR.

(3)	In 2008, intersegment revenues includes $19.3 million of revenue from affiliates.

(4)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Satellite Services.

(5)	Amounts are presented after the elimination of intercompany profit. Total assets as of March 31, 2008 includes $227.1 million of goodwill for Satellite Manufacturing. In addition, total assets as reported excludes $2.4 billion of satellite services goodwill related to Telesat Canada as of March 31, 2008.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions

Transactions with Affiliates

Telesat Canada

As described in Note 7, we own 64% of Telesat Canada and account for our investment under the equity method of accounting.

SS/L has contracts with Telesat Canada for the construction of the Nimiq 5 and Telstar 11N satellites. SS/L has also agreed to procure a launch vehicle on behalf of Telesat Canada for Telstar 11N. SS/L received milestone payments from Telesat Canada totaling $21 million for the three months ended March 31, 2008. Amounts receivable by SS/L from Telesat Canada as of March 31, 2008 were $3.7 million related to the construction of these satellites.

On October 31, 2007, Loral and Telesat Canada entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat Canada certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat Canada as part of the Telesat Canada transaction as well as with respect to certain aspects of the satellite communications business of Telesat Canada. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat Canada will pay Loral an annual fee of US$5,000,000, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat Canada’s bank or bridge facilities or certain other debt obligations prevent Telesat Canada from paying such fees in cash, Telesat Canada can issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses for the three months ended March 31, 2008, included income of $1.25 million related to the Consulting Agreement. We also have a receivable related to the Consulting Agreement from Telesat Canada of $2.1 million as of March 31, 2008.

In connection with the Telesat Canada transaction, Loral has indemnified Telesat Canada for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of March 31, 2008 and December 31, 2007 we had recognized liabilities of approximately $6.9 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $7.0 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.

In connection with an agreement entered into between SS/L and ViaSat, Inc. (“ViaSat”) for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1, on January 11, 2008, we entered into certain agreements, described below, pursuant to which we are investing in the Canadian coverage portion of the ViaSat-1 satellite and granting to Telesat Canada an option to acquire our rights to the Canadian payload. Michael B. Targoff and another Loral director serve as members of the ViaSat Board of Directors.

A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. The aggregate cost to us for the foregoing is estimated to be approximately $60 million. SS/L has commenced construction of the ViaSat-1 satellite. For the three months ended March 31, 2008 we recorded sales and cost of sales related to the ViaSat-1 contract of $8.3 million and $8.1 million, respectively. Loral’s share of costs incurred by SS/L on the ViaSat-1 satellite was $1.1 million as of March 31, 2008 which is reflected as satellite capacity under construction in property, plant and equipment.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Under the agreement, SS/L makes monthly payments to Telesat Canada for the transponders allocated to ChinaSat. As of March 31, 2008 and December 31, 2007, our consolidated balance sheet included a liability of $11.1 million and $11.5 million, respectively, for the future use of these transponders. During the three months ended March 31, 2008 we made payments of $0.7 million to Telesat Canada pursuant to the agreement.

XTAR

As described in Note 7 we own 56% of XTAR, a joint venture between us and Hisdesat and account for our investment in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of March 31, 2008 and December 31, 2007 were $1.6 million and $1.6 million, respectively. During the quarter ended March 31, 2008, Loral and XTAR agreed to defer receivable amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat Canada. Our selling, general and administrative expenses included income of $0.2 million and $0 under this agreement for the three months ended March 31, 2008 and 2007, respectively.

MHR

Three of the managing principals of MHR, Mark H. Rachesky, Hal Goldstein and Sai S. Devabhaktuni, are members of Loral’s board of directors and MHR has the right, which it has not exercised, to nominate one additional member to Loral’s board. As of March 31, 2008, various funds affiliated with MHR held all issued and outstanding shares of Loral Series-1 Preferred Stock (issued in February 2007) which, if converted to common stock, would represent, when taken together with holdings by MHR or its affiliated funds of common stock of Loral at such time, approximately 57.6% of the common stock of Loral. However, the terms of the preferred stock are designed so that, prior to certain change of control events of Loral, any shares of common stock issuable to MHR or its affiliated funds upon conversion of such preferred stock, when taken together with holdings by MHR or its affiliated funds of common stock of Loral at such time, will not represent more than 39.999% of the aggregate voting power of the securities of Loral. Various funds affiliated with MHR held, as of March 31, 2008 and December 31, 2007, approximately 35.4% of the outstanding common stock of Loral. Information on dividends and interest paid to the funds affiliated with MHR, with respect to their holdings of the Loral Skynet Preferred Stock (redeemed

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 5, 2007), Loral Skynet Notes (redeemed September 5, 2007) and Loral Series-1 Preferred Stock for the three months ended March 31, 2008 and 2007, is as follows (in millions, except share amounts):

	Three Months
	Ended March 31,
	2008	2007

Loral Skynet Preferred Stock
Dividends paid in cash	$—	$0.7
Dividends paid in the form of additional shares
— Number of shares	—	21,140
— Amount	$—	$4.2
Loral Skynet Notes
Interest payments on Loral Skynet Notes	—	$3.9
Loral Series-1 Preferred Stock
Dividends paid in cash	$—	$—
Dividends paid in the form of additional shares
— Number of shares	19,550	—
— Amount	$5.9	$—

Other Relationships

During the first quarter of 2008, the Company paid a termination fee of $285,000 under a consulting agreement with Dean A. Olmstead, who resigned from the Board of Directors on January 10, 2008. Mr. Olmstead earned total compensation of $140,000 for the three months ended March 31, 2007.

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

Disclosure Regarding Forward-Looking Statements

Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements, including without limitation, those relating to Telesat Canada, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to our other periodic reports filed with the Securities and Exchange Commission (“SEC”). We operate in an industry sector in which the value of securities may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

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

Satellite Services

On October 31, 2007, Loral and its Canadian partner, PSP, through a newly-formed joint venture, completed the acquisition of Telesat Canada from BCE. In connection with this acquisition, Loral transferred substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco, the ultimate parent company of the resulting new entity (see Note 7 to the financial statements).

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

Telesat Canada has twelve in-orbit satellites, comprised of nine owned and three leased satellites. The owned satellites have an average of approximately 55% of their manufacturer’s expected total service life remaining, with an average remaining manufacturer’s service life in excess of 7.5 years. Three additional satellites, two of which are under construction at SS/L, are currently scheduled for launch in 2008 and 2009. Two of the satellites under construction are already 100% contracted for 15 years or such later date as the customer may request; Nimiq 4 to Bell ExpressVu and Nimiq 5 to Bell Express Vu and Echostar. The March 14, 2008 failure of a Proton rocket to lift its satellite payload to the appropriate orbit will cause a delay in the planned launch of the Nimiq 4 satellite, originally scheduled to be launched on a Proton rocket in mid-2008. The launch of Nimiq 5, which had been planned for the second half of 2009, may likewise also be delayed as a result of this launch failure. These launch delays will adversely affect Telesat Canada’s financial performance for 2008 and potentially 2009 and 2010 and will defer the backlog run-off previously anticipated. It is not possible to quantify the impact of these delays until more information about the Proton failure and the resumption of the launch schedule becomes available.

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

As a result of the closing of the Telesat Canada transaction, Loral holds a 64% economic interest and a 33 1/3% voting interest in the world’s fourth largest satellite operator with approximately $5.1 billion of backlog as of March 31, 2008. The integration of Loral Skynet’s and Telesat Canada’s operations offers customers expanded satellite and terrestrial coverage while continuing to offer superior customer service. We believe that this transaction allows the combined company to compete more effectively in the FSS industry than either Loral Skynet or Telesat Canada would have been able to do on its own.

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

The satellite industry is characterized by a relatively fixed cost base that allows significant revenue growth with relatively minimal increases in operating costs, particularly for sales of satellite capacity. Thus, Telesat Canada anticipates that it can increase its revenue without proportional increases in operating expenses, allowing for margin expansion. The fixed cost nature of the business, combined with contracted revenue growth, other growth opportunities and cost savings from integration synergies is expected to produce meaningful growth in operating income and cash flow.

For 2008, Telesat Canada is focused on the execution of its business plan to serve its customers and the markets in which it participates, the sale of capacity on its existing satellites, the continuing execution of its integration plan to achieve operating efficiencies, and on the completion and launch of its three in-construction satellites (Nimiq 4, Telstar 11N, and Nimiq 5).

We regularly explore and evaluate possible strategic transactions and alliances. We also periodically engage in discussions with satellite service providers, satellite manufacturers and others regarding such matters, which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. For example, in connection with an agreement entered into between SS/L and ViaSat, Inc. (“ViaSat”) for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1 (the “ViaSat-1 Satellite”), on January 11, 2008, we entered into certain agreements (see Note 14 to the financial statements), pursuant to which we are investing in the Canadian coverage portion of the ViaSat-1 Satellite and granting to Telesat Canada an option to acquire our rights to the Canadian payload. In order to pursue certain of these opportunities, we will require additional funds. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for these transactions on favorable terms, if at all. In connection with the Telesat Canada transaction, Loral has agreed that, subject to certain exceptions described in Telesat Canada’s shareholders agreement, for so long as Loral has an interest in Telesat Canada, it will not compete in the business of leasing, selling or otherwise furnishing fixed satellite service, broadcast satellite service or audio and video broadcast direct to home service using transponder capacity in the C-band, Ku-band and Ka-band (including in each case extended band) frequencies and the business of providing end-to-end data solutions on networks comprised of earth terminals, space segment, and, where appropriate, networking hubs.

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 2 to the financial statements.

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the three months ended March 31, 2008.

Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA (see Note 13 to the financial statements) reflects the results of our operating business segments for the three months ended March 31, 2008 and 2007. The balance of the discussion relates to our consolidated results, unless otherwise noted.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock based compensation) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gain on foreign exchange contracts; other income (expense); equity in net losses of affiliates; and minority interest.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gain on foreign exchange contracts, other income (expense), equity in net losses of affiliates and minority interest. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

Loral is organized into two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat Canada for the three months ended March 31, 2008. Although we analyze Telesat Canada’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat Canada’s results as equity in net loss of affiliates.

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements (in millions):

Revenues:

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Satellite Manufacturing	$219.8	$200.3
Satellite Services	166.5	33.6

Segment revenues	386.3	233.9
Eliminations(1)	(1.3)	(13.4)
Affiliate eliminations(2)	(166.5)	—

Revenues as reported(3)	$218.5	$220.5

Satellite Manufacturing segment revenue increased by $20 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily as a result of revenue from new orders received partially offset by reduced revenue from programs completed or nearing completion. Satellite Services segment revenue increased by $133 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily due to the inclusion of Telesat Canada’s revenues in 2008.

Adjusted EBITDA:

	Three Months
	Ended
	March 31,
	2008	2007
	(In millions)

Satellite Manufacturing	$4.7	$7.4
Satellite Services	99.4	11.9
Corporate expenses(4)	(4.7)	(8.7)

Segment Adjusted EBITDA before eliminations	99.4	10.6
Eliminations(1)	(0.2)	(2.7)
Affiliate eliminations(2)	(99.4)	—

Adjusted EBITDA	$(0.2)	$7.9

Satellite Manufacturing segment Adjusted EBITDA decreased $3 million for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. The decrease was primarily due to the increased forward loss recognition of $3 million related to a satellite program awarded in 2008 and expense increases of $1 million, partially offset by a $1 million increase due to increased revenue. Satellite Services segment Adjusted EBITDA increased by $88 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily due to the inclusion of Telesat Canada’s operating results in 2008. Corporate expenses decreased $4 million for the three months ended March 31, 2008 as compared to 2007 primarily due to reduced deferred compensation recorded of $2 million, reduced legal costs of $1 million and reduced compensation costs of $1 million as a result of the corporate office restructuring.

Reconciliation of Adjusted EBITDA to Net Loss:

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Adjusted EBITDA	$(0.2)	$7.9
Depreciation and amortization	(10.6)	(19.7)

Operating loss	(10.8)	(11.8)
Interest and investment income	6.3	6.5
Interest expense	(0.3)	(2.8)
Gain on foreign exchange contracts	—	4.0
Other income (expense)	(0.1)	0.1
Income tax provision	(1.8)	(3.4)
Equity in net loss of affiliates	(64.5)	(2.4)
Minority interest	—	(7.0)

Net loss	$(71.2)	$(16.8)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for Loral and its wholly owned subsidiaries and for Satellite Services leasing transponder capacity to SS/L.

(2)	Represents the elimination of amounts attributed to Telesat Canada whose results are reported in our consolidated statements of operations as equity in net losses of affiliates.

(3)	Includes revenues from affiliates of $19.3 and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

(4)	Represents corporate expenses incurred in support of our operations.

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

The following compares our consolidated results for the three months ended March 31, 2008 and 2007 as presented in our financial statements (in millions):

Revenues from Satellite Manufacturing

	Three Months
	Ended March 31,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$220	$200	10%
Eliminations	(1)	(13)

Revenues from Satellite Manufacturing as reported	$219	$187	16%

Revenues from Satellite Manufacturing before eliminations increased $20 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily as a result of $39 million of revenue from $730 million of new orders received subsequent to March 31, 2007, partially offset by $19 million of reduced revenue from programs completed or nearing completion which were awarded in earlier periods. Eliminations for the three months ended March 31, 2008, consist primarily of revenues applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (See Note 14 to the financial statements). Eliminations for the three months ended March 31, 2007 consisted primarily of revenues recorded for the construction of Telstar 11N, a satellite being manufactured by SS/L for Loral Skynet. As a result, revenues from Satellite Manufacturing as reported increased $32 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Revenues from Satellite Services

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Revenues from Satellite Services	$—	$34
Eliminations	—	(1)

Revenues from Satellite Services as reported	$—	$33

The revenue decrease resulted from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

Cost of Satellite Manufacturing

	Three Months
	Ended March 31,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$198	$169	18%
Accrued warranty obligations	—	(1)
Depreciation and amortization	9	6	42%

Total cost of Satellite Manufacturing as reported	$207	$174	19%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	95%	93%

Cost of Satellite Manufacturing as reported increased by $33 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Cost of Satellite Manufacturing before specific charges increased by $29 million. This increase is primarily due to $16 million of increased costs resulting from additional revenue during the period, increased forward loss recognition of $3 million related to a satellite program awarded during 2008, decreased intercompany eliminations of $6 million resulting primarily from the Telesat Canada transaction and other increases of $4 million. Depreciation and amortization expense increased by $2 million as a result of additional amortization of fair value adjustments in connection with the adoption of fresh start accounting and $1 million from amortization of restricted stock units awarded during 2007.

Cost of Satellite Services

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$—	$12
Depreciation and amortization	—	13

Total cost of Satellite Services as reported	$—	$25

Cost of Satellite Services as a % of Satellite Services revenues as reported		76%

The decrease in cost of satellite services resulted from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

Selling, General and Administrative Expenses

	Three Months
	Ended March 31,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Selling, general and administrative expenses	$22	$33	(33)%

% of revenues as reported	10%	15%

Selling, general and administrative expenses decreased by $11 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This was due primarily to a decrease of $10 million as a result of the contribution of Loral Skynet to Telesat Canada on October 31, 2007, and lower Corporate expenses including a reduction of $2 million for deferred compensation due to the decline in the market price of our common stock, $1 million of legal costs and $1 million of compensation costs resulting from the restructuring of the

Corporate office, partially offset by increased stock based compensation of $2 million and increased expenses of $1 million at SS/L due primarily to increased bid opportunities.

Interest and Investment Income

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Interest and Investment Income	$6	$7

Interest and investment income decreased $1 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease was comprised of a $3 million decrease due to lower cash, short-term investment and vendor financing balances and a $1 million decrease in other interest income, partially offset by an increase of $3 million from accelerated amortization of fair value adjustments resulting from the early payment of orbital incentives by a customer in the first quarter of 2008.

Interest Expense

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Interest cost before capitalized interest	$—	$5
Capitalized interest	—	(2)

Interest expense	$—	$3

Interest cost before capitalized interest decreased by $5 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily due to reduced interest expense as a result of Loral’s contribution of Loral Skynet to Telesat Canada on October 31, 2007. Capitalized interest decreased $2 million due to the contribution of the Telstar 11N satellite to Telesat Canada on October 31, 2007 in connection with the Telesat Canada transaction.

Gain on Foreign Exchange Contracts

Net unrealized gains of $4 million for the three months ended March 31, 2007 related to the forward foreign currency derivative contracts that were associated with the Telesat Canada transaction (See Note 5 to the financial statements).

Other Income (Expense)

Other income (expense) includes gains and (losses) on foreign currency transactions other than those related to the Telesat Canada transaction.

Income Tax Provision

During 2008 and 2007, we continued to maintain a 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the balance of our valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital.

For the three months ended March 31, 2008 and 2007, our income tax provision was $1.8 million and $3.4 million, respectively. The difference of $1.6 million is primarily attributable to the additional valuation allowance required in 2007 as a result of having reversed deferred tax liabilities from accumulated other comprehensive income. The additional valuation allowance was $0.2 million and $1.8 million for 2008 and 2007, respectively. The provision for 2008 also includes additional interest and penalties related to our FIN 48 liabilities for uncertain tax positions offset by a lower foreign income tax provision after having transferred the Loral Skynet foreign operations to Telesat Canada in the Telesat Canada transaction.

Equity in Net Losses of Affiliates

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Telesat	$(60.3)	$—
XTAR	(4.2)	(2.5)
Other	—	0.1

	$(64.5)	$(2.4)

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

Summary financial information for Telesat Canada for the three months ended March 31, 2008 in accordance with U.S. GAAP follows (in U.S. $ millions):

Three Months
Ended March 31, 2008

Statement of Operations Data:
Revenues	$166.5
Operating expenses	(125.6)
Operating income	40.9
Interest expense	(62.2)
Other expense	(88.3)
Income tax benefit	17.0
Net loss	(92.6)

	March 31,	December 31,
	2008	2007

Balance Sheet Data:
Current assets	$143.1	$143.7
Total assets	5,402.2	5,610.0
Current liabilities	215.0	229.5
Total liabilities	4,099.0	4,156.7
Redeemable preferred stock	137.6	143.1
Shareholders’ equity	1,165.6	1,310.2

Other expense included a non-cash foreign exchange loss of $122 million and a non-cash gain on financial instruments of $34 million.

Telesat Canada’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat Canada’s main currency exposures as of March 31, 2008, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing, which is due primarily in 2014.

A five percent weakening of the Canadian dollar against the U.S. dollar at March 31, 2008 would have increased Telesat Canada’s net loss for the three months ended March 31, 2008 by approximately $134 million, while a five percent strengthening of the Canadian dollar against the U.S. dollar at March 31, 2008 would have decreased Telesat Canada’s net loss for the three months ended March 31, 2008 by approximately $128 million.

As discussed in Note 7 to the financial statements, Loral’s equity in net loss of Telesat Canada is based on our proportionate share of their results in accordance with U.S. GAAP and in U.S. dollars. In determining our equity in net loss of Telesat Canada, Telesat Canada’s net loss has been proportionately adjusted to exclude the amortization of the fair value adjustments applicable to its acquisition of the Loral Skynet assets and liabilities. Our equity in net loss of Telesat Canada also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we are constructing for them.

See Note 7 to the financial statements for information related to XTAR.

Minority Interest

Minority interest decreased $7 million for the three months ended March 31, 2008 as compared to 2007, primarily due to the redemption of the Loral Skynet Preferred Stock in connection with the Telesat Canada transaction.

Backlog

Backlog as of March 31, 2008 and December 31, 2007, was as follows (in millions):

	March 31,	December 31,
	2008	2007

Satellite Manufacturing	$1,235	$1,025
Satellite Services	5,100	5,251

Total backlog before eliminations	6,335	6,276
Satellite Manufacturing eliminations	(35)	—
Eliminations	(5,100)	(5,251)

Total backlog	$1,200	$1,025

Liquidity and Capital Resources

After closing the Telesat Canada transaction on October 31, 2007, the Company ended 2007 with cash and cash equivalents of $315 million, restricted cash of $24 million and no debt. During the first quarter of 2008, the Company used $111 million of cash bringing its cash and cash equivalents balance to $204 million. This decrease was primarily the result of the payment of taxes related to the gains we recognized on the transfer of Loral Skynet and our foreign exchange contracts, both related to the Telesat Canada transaction; the reduction in customer advances and the increase in contract assets associated with our satellite construction contracts; and capital expenditures at SS/L.

Over the next 12 months, we anticipate using a substantial portion of our existing cash to fund: our pension and retiree medical programs; additional tax payments; capital expenditures for our investment in ViaSat-1 and SS/L’s expansion and equipment upgrades; and working capital requirements including working capital to fund anticipated growth in orbital receivables. Based on these needs, requirements for appropriate contingencies, and resources for future growth initiatives, the Company expects to require additional capital this year. This new financing will permit us to meet unexpected cash requirements due to unforeseen changes to our business as well as provide cash liquidity for working capital and for strategic investments as opportunities arise. In the past, our ability to obtain satellite contract awards has depended in part on our ability to provide vendor financing to our customers or to make equity investments in them. The Company is currently pursuing debt financing at SS/L and expects to implement its plan to raise additional capital during 2008. If the Company is not successful in obtaining such financing, its ability to manage unforeseen cash requirements, to meet contingencies, to obtain new satellite construction contracts and to make strategic investments will be materially and adversely affected. There can be no assurance that it will be able to obtain such financing on favorable terms, if at all.

Telesat Canada is subject to covenants in its debt agreements that restrict cash payments, including dividends to its shareholders. Cash payments to Loral under our consulting agreement with Telesat Canada are also restricted by Telesat Canada’s debt agreements. Loral does not believe that it will receive cash dividends nor that Telesat Canada will be permitted to make the $5 million annual fee payment under the consulting agreement in cash in the near term.

The Company has an investment program that seeks a competitive return while maintaining a conservative risk profile. The Company’s investment policy establishes what it believes to be conservative policies relating to and governing the investment of its surplus cash. The Company’s investment policy allows it to invest in commercial paper, money market funds and other similar short term investments but does not permit the Company to engage in speculative or leveraged transactions, nor does it permit the Company to hold or issue financial instruments for trading purposes. The investment policy was designed to preserve capital and safeguard principal, to meet all liquidity requirements of the Company and to provide a competitive rate of return. The investment policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities on the Company’s behalf, requires certain mandatory reporting activity and discusses review of the portfolio. The Company operates its investment program under the guidelines of its investment policy and continuously monitors its investments and policies. The Company believes that its policies and monitoring program mitigate the risks with regard to its current investments.

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

Historically, a portion of Satellite Manufacturing revenues are paid to SS/L in the form of “orbitals”, receivable payments from its customers that are earned over the life of the satellite. These payments are contingent upon continued satellite performance. As of March 31, 2008, SS/L had orbital receivables of $132 million, which will be received, generally, over 15 years from launch. Continued growth in the Satellite Manufacturing business will result in a corresponding growth in the amount of such orbital receivables.

On November 30, 2007, SS/L entered into a second amendment to its $15 million cash collateralized amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the facility to December 31, 2008. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility, or December 31, 2008. Outstanding letters of credit are fully cash collateralized. As of March 31, 2008, $5.1 million of letters of credit under this facility were issued and outstanding.

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). The Credit Agreement amends and restates in its entirety the Customer Credit Agreement entered into by SS/L and Sirius on June 7, 2006 (the “Original Credit Agreement”). The purpose of the amendment and restatement is to make available to Sirius financing for the purchase of a second satellite under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Amended Satellite Purchase Agreement”). Under the Credit Agreement, SS/L has agreed to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”). Loans made under the Credit Agreement are secured by Sirius’ rights under the Amended Satellite Purchase Agreement, including its rights to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., and, subject to certain exceptions, any future material subsidiary that may be formed by Sirius thereafter. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty, and, upon the occurrence of certain events, Sirius is required to prepay the loans. As of March 31, 2008, no loans were outstanding under the Credit Agreement. Sirius is currently eligible to borrow $82 million under the Credit Agreement, representing reimbursement of payments previously made by Sirius under the Amended Satellite Purchase Agreement.

Telesat Canada

Cash and Available Credit

As of March 31, 2008, Telesat Canada had CAD 42 million of cash and short-term investments as well as CAD 148 million of borrowing availability under its Revolving Facility and $102 million of borrowing availability under its U.S. Term II Loan Facility as discussed below. Telesat Canada believes that cash and short-term investments as of March 31, 2008, net cash provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Credit Facility (as defined below) will be adequate to meet its expected cash requirement for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures through at least the next 12 months.

Telesat Canada has adopted what it believes are conservative policies relating to and governing the investment of its surplus cash. The investment policy does not permit Telesat Canada to engage in speculative or leveraged transactions, nor does it permit Telesat Canada to hold or issue financial instruments for trading purposes. The investment policy was designed to preserve capital and safeguard principal, to meet all liquidity requirements of Telesat Canada and to provide a competitive rate of return. The investment policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities, requires certain mandatory reporting activity and discusses review of the portfolio. Telesat Canada operates its investment program under the guidelines of its investment policy.

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

The Credit Facility is secured by substantially all of Telesat Canada’s assets. Under the terms of the Credit Facility, Telesat Canada is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates. Telesat Canada is also required to enter into swap agreements that will effectively fix or cap the interest rates on at least 50% of its funded debt for a 3 year period ending October 31, 2011. Each tranche of the Credit Facility is subject to mandatory principal repayment requirements, which, in the initial years, are generally 1/4 of 1% of the initial aggregate principal amount.

Revolving Facility

The Revolving Facility is a CAD 153 million loan facility with a maturity date of October 31, 2012. Loans under the Revolving Facility currently bear interest at a floating rate of the Bankers Acceptance borrowing rate plus an applicable margin of 275 basis points. The applicable margin is subject to a leverage pricing grid. The Revolving Facility currently has an unused commitment fee of 50 bps that is subject to adjustment based upon a leverage pricing grid. As of March 31, 2008, CAD 5 million was drawn under this facility.

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

The U.S. Term Loan II Facility has an unused commitment fee of 1/2 the applicable margin which is 150 basis points. Telesat Canada anticipates that it will draw the full amount of this facility during the 12 month availability period. As of March 31, 2008, $48 million of the facility was drawn; a further $26 million of the facility was drawn in April, 2008.

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

Senior Bridge Loan

The Senior Bridge Loan is a $692.8 million senior unsecured loan advanced on the closing date. The Senior Bridge Loan has a maturity of October 31, 2008 and an initial interest rate per annum equal to the greater of 9% or three-month LIBOR plus the applicable margin. The applicable margin increases over time subject to an interest rate cap of 11%. The lenders under the Senior Bridge Loan have a right, as early as April 28, 2008, to make a securities demand (after a road show and marketing period customary for similar offerings) whereby Telesat Canada would issue high yield notes with registration rights but subject to an interest rate at or below the 11% cap in exchange for the Senior Bridge Loan. Telesat Canada has been advised by its lenders to expect to issue these high yield notes at or below the rate cap in the near future. Telesat Canada has used and continues to diligently use, as required in the loan agreement, its commercially reasonable efforts to comply with the securities demand. The high yield notes have not been issued pending the availability of certain information required to be included in an offering memorandum. This information is expected to be available in late May, 2008, and Telesat intends to close the securities demand by issuing high yield notes at or below the rate cap. Subject to the terms and conditions of the loan agreement, failure to comply with the securities demand would result in an event of default under the Senior Bridge Loan. If the Senior Bridge Loan should still be outstanding on October 31, 2008, then, subject to satisfaction of certain conditions, including that there exists no default or event of default under the senior bridge loan agreement, the Senior Bridge Loan will automatically convert to senior rollover loans having a maturity date of seven years from the rollover date. The rollover loans bear interest initially at the rate applicable to the Senior Bridge Loan on the rollover date, increasing thereafter over time but subject to the rate cap of 11%. On and after the rollover date, holders of at least $25 million principal amount of senior rollover loans can exchange their rollover loans for senior exchange notes and at a holder’s option, may further elect to fix the interest rate on its exchange note at the then applicable rate. Covenants contained in the senior bridge loan agreement are substantially the same as those contained in the Credit Facility except that there is no requirement to maintain financial ratios.

Senior Subordinated Bridge Loan

The Senior Subordinated Bridge Loan is a $217.2 million senior subordinated unsecured loan advanced on the closing date. The Senior Subordinated Bridge Loan has a maturity of October 31, 2008 and an initial interest rate per annum equal to the greater of 10.5% or three-month LIBOR plus the applicable margin. The applicable margin increases over time subject to an interest rate cap of 12.5%. The lenders under the Senior Subordinated Bridge Loan have a right, as early as April 28, 2008, to make a securities demand (after a road show and marketing period customary for similar offerings) whereby Telesat Canada would issue high yield notes with registration rights but subject to an interest rate at or below the 12.5% cap in exchange for the Senior Subordinated Bridge Loan. Telesat Canada has been advised by its lenders to expect to issue these high yield notes at or below the rate cap in the near future. Telesat Canada has used and continues to diligently use, as required in the loan agreement, its commercially reasonable efforts to comply with the securities demand. The high yield notes have not been issued pending the availability of certain information required to be included in an offering memorandum. This information is expected to be available in late May, 2008, and Telesat intends to close the securities demand off by issuing high yield notes at or below the rate cap. Subject to the terms and conditions of the loan agreement, failure to comply with the securities demand would result in an event of default under the Senior Subordinated Bridge Loan. If the Senior Subordinated Bridge Loan should still be outstanding on October 31, 2008, then subject to satisfaction of certain conditions, including that there exists no default or event of default under the senior subordinated bridge loan agreement, the Senior Subordinated Bridge Loan will automatically convert to senior subordinated rollover loans having a maturity date of nine years from the rollover date. The rollover loans bear interest initially at the rate applicable to the Senior Subordinated Bridge Loan on the rollover date, increasing thereafter over time but subject to the rate cap of 12.5%. On and after the rollover date, holders of at least $25 million principal amount of senior subordinated rollover loans can exchange their rollover loans for senior subordinated exchange notes and at a holder’s option, may further elect to fix the interest rate on its exchange note at the then applicable rate. Covenants contained in the senior subordinated bridge loan agreement are substantially the same as those contained in the Credit Facility except that there is no requirement to maintain financial ratios.

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

Telesat Canada uses forward contracts to hedge its foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At March 31, 2008, Telesat Canada had outstanding foreign exchange contracts which require them to pay Canadian dollars to receive $U.S.174.9 million for future capital expenditures. The fair value of these derivative contract liabilities resulted in an unrealized loss of CAD 7.8 million as of March 31, 2008. Any gain or loss on these forward contracts will remain unrealized until the contracts are settled. These forward contracts are due between April 1, 2008 and December 1, 2009.

In order to hedge the currency risk for Telesat Canada, both at the closing of the Telesat Canada transaction and over the life of the loans, Loral Skynet entered into a currency basis swap to synthetically convert $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt. Loral Skynet transferred the currency basis swap to Telesat Canada prior to closing. The fair value of this derivative contract at March 31, 2008 resulted in an unrealized loss of CAD 215 million. Any gain or loss on the basis swap will remain unrealized until the contract is settled. This contract is due on October 31, 2014.

On November 30, 2007, Telesat Canada entered into a series of five interest rate swaps to fix interest rates on $600 million of U.S. dollar denominated debt and CAD 630 million of Canadian dollar denominated debt for an average term of 3.2 years. Average rates achieved, before any borrowing spread, were 4.12% on the U.S. dollar denominated swaps and 4.35% on the Canadian dollar denominated swaps. As of March 31, 2008, the fair value of these derivative contract liabilities was an unrealized loss of CAD 42 million. Any gain or loss will remain unrealized until the contracts are settled. These contracts are due between January 31, 2010 and November 28, 2011. With these transactions, Telesat Canada has met its requirement under the Credit Facility to effectively fix or cap at least 50% of its funded debt.

Contractual Obligations

There have not been any significant changes to the Contractual Obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC other than an agreement between us and ViaSat, Inc. that provides for the purchase by us of a portion of the ViaSat-1 satellite, which is being constructed by SS/L, for approximately $60 million. Estimated payments under this agreement include $15 million in 2008, $33 million from 2009 to 2010, $6 million from 2011 to 2012 and the remainder thereafter. As of March 31, 2008, we have recorded liabilities under FIN 48 in the amount of $69.5 million. We do not expect to make any significant payments regarding such FIN 48 liabilities during the next 12 months.

Net Cash Used In Operating Activities

Net cash used in operating activities for the three months ended March 31, 2008 was $104 million. This was primarily due to an increase in contracts-in-process of $57 million, primarily resulting from progress on new satellite programs, income tax payments of $29 million and a reduction in customer advances of $19 million because of continued progress on the related programs.

Net cash used in operating activities for the three months ended March 31, 2007 was $47 million. This was primarily due to an increase of contracts-in-process of $89 million, primarily resulting from progress on new satellite programs, an increase in inventory of $11 million to accommodate the increased volume and a decrease in accrued expenses and other current liabilities of $31 million in part due to a vendor financing payment and employment cost payments, partially offset by decrease in accounts receivable of $64 million, representing the collection of outstanding vendor financing from a customer and the net loss adjusted for non-cash items of $10 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 was $7 million, resulting from capital expenditures of $8 million, partially offset by a decrease in restricted cash of $1 million.

Net cash used in investing activities for the three months ended March 31, 2007 was $33 million, resulting from capital expenditures of $20 million, the Company’s net effect of cash management of short-term investments of $10 million and an increase in restricted cash in escrow of $3 million.

Net Cash Provided by Financing Activities

There was no cash provided by (used in) financing activities for the three months ended March 31, 2008. Net cash provided by financing activities for the three months ended March 31, 2007 was $284 million, resulting primarily from the proceeds, net of expenses, from the sale of Loral Series-1 Preferred Stock.

Affiliate Matters

Loral has investments in Telesat Canada and XTAR that are accounted for under the equity method of accounting. See Note 7 to the financial statements for further information on affiliate matters.

Commitments and Contingencies

Our business and operations are subject to a number of significant risks; see Item 1A — Risk Factors and also Note 11 to the financial statements, Commitments and Contingencies.

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

FSP FASB 142-3

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for Loral on January 1, 2009. We do not anticipate that the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial statements.

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 107, Disclosure about Fair Value of Financial

Instruments by requiring increase qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities but does not change SFAS 133’s scope or accounting. SFAS 161 is effective for the Company on January 1, 2009. We are currently evaluating the impact adopting SFAS 161 will have on the disclosures included in our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates.

As of March 31, 2008, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the March 31, 2008 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S.$

Future revenues — Japanese Yen	¥20	$0.2
Future expenditures — Japanese Yen	¥3,932	$39.6
Contracts-in-process, unbilled receivables — Japanese Yen	¥20	$0.2
Future expenditures — EUROs	€3.7	$5.9

Interest

The Company has no long-term debt or any exposure to changes in interest rates with respect thereto.

As of March 31, 2008, the Company held marketable securities consisting of approximately 916.5 thousand shares of Globalstar Inc. common stock with a market value of approximately $6.7 million. The value of these Globalstar Inc. common shares is subject to market fluctuations in the stock price. During the first three months of 2008, the Company did not invest in any other marketable securities. The Company invested its available cash in money market funds during this period.

Item 4.	Disclosure Controls and Procedures

Disclosure controls and procedures.  Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2008, to determine whether our disclosure controls and procedures ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In our Annual Report on Form 10-K for the year ended December 31, 2007, we reported a material weakness with respect to accounting for and disclosure of income taxes. Specifically, the Company did not maintain adequate processes and a sufficient number of technically qualified personnel to facilitate the timely resolution of issues associated with the Company’s income tax closing process primarily relating to those issues attributable to the Telesat Canada transaction. As a result of this material weakness, management concluded that the Company’s internal control over financial reporting as of December 31, 2007, was not effective based upon the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We indicated in our Form 10-K for the year ended December 31, 2007 that we are evaluating several remedial steps to improve controls surrounding our income tax closing process, including enhancing the technical resources in the income tax accounting function and conducting an evaluation of organizational processes and structure to identify and implement the appropriate solutions regarding our income tax closing process including retaining additional external resources.

Because we have just begun implementing these remediation steps, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2008. Additional review, evaluation and oversight have been undertaken to ensure that the condensed consolidated financial statements in this Form 10-Q present fairly, in all material respects, our financial position and results of operations.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As noted above, the Company has begun to implement remedial steps to improve controls surrounding our income tax closing process. We have already enhanced the technical capability of our income tax accounting function by retaining external resources, and we are continuing to evaluate other remedial steps including conducting an evaluation of organizational processes and structure and retaining additional internal and/or external resources.

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

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2007 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 11 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section. The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Registrant

Loral Space & Communications Inc.

/s/  Harvey B. Rein
Harvey B. Rein
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: May 19, 2008

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