Form 10-K/A
period 2007-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2008-08-11
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-K/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).  Yes ☐     No ☑
At June 30, 2008, 20,296,407 shares of the registrant’s common stock were outstanding.
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
Documents incorporated by reference are as follows:

Part and Item Number of
Document	Form 10-K into which incorporated

Loral Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders held May 20, 2008	Part II, Item 5 (d) Part III, Items 11 through 14

EXPLANATORY NOTE
PART IV
Item 15. Exhibits and Financial Statement Schedules
INDEX TO EXHIBITS
SIGNATURES
EX-23.3: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

EXPLANATORY NOTE
           We are filing this Amendment on Form 10-K/A to the 2007 Annual Report solely for the purpose of amending Item 15, Exhibits and Financial Statement Schedules, to include separate financial statements for XTAR LLC, a subsidiary not consolidated, pursuant to Rule 3-09 of Regulation S-X.
           In addition, we have filed the following exhibits herewith:
23.3	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except	as specifically indicated herein, no other information included in our Annual Report on Form 10-K is amended by this Amendment on Form 10-K/A.
PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a) 1. Financial Statements

INDEX TO EXHIBITS

Exhibit
Number	Description
23.3	Consent of Deloitte & Touche LLP†
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.
By:	/s/ Michael B. Targoff
Michael B. Targoff
Vice Chairman of the Board, Chief Executive Officer and President Dated: August 11, 2008
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

	Vice Chairman of the Board, Chief	August 11, 2008
/s/ MICHAEL B. TARGOFF Michael B. Targoff	Executive Officer and President

Director, Non-Executive Chairman of the
Mark H. Rachesky, M.D.	Board

Director
Sai S. Devabhaktuni

Director
/s/ HAL GOLDSTEIN Hal Goldstein		August 11, 2008

Director
John D. Harkey, Jr.

	Director	August 11, 2008
/s/ ARTHUR L. SIMON Arthur L. Simon

	Director	August 11, 2008
/s/ JOHN P. STENBIT John P. Stenbit

	Senior Vice President and CFO	August 11, 2008
/s/ HARVEY B. REIN Harvey B. Rein	(Principal Financial Officer)

	Vice President and Controller	August 11, 2008
/s/ JOHN CAPOGROSSI John Capogrossi	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of XTAR, L.L.C.
600 Third Avenue
New York, NY 10016
We have audited the accompanying consolidated balance sheets of XTAR, L.L.C. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, members’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/S/  DELOITTE & TOUCHE LLP
New York, New York
March 27, 2008

XTAR, L.L.C.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$1,810	$3,091
Accounts receivable, net	6,624	2,595
Other current assets	465	717

Total current assets	8,899	6,403
Property, plant and equipment, net	115,538	125,248
Other assets, net	461	469

Total assets	$124,898	$132,120

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$177	$321
Accrued employment costs	517	431
Income taxes payable	55	21
Note payable	—	5,754
Customer advances	75	462
Current portion of Arianespace Incentive	1,544	—
Payable to related parties	27,286	13,156

Total current liabilities	29,654	20,145
Term loan	13,632	12,603
Other long-term liabilities	21,154	20,493

Total liabilities	64,440	53,241
Members’ equity:
Loral Skynet Corporation	33,919	—
Loral Skynet International LLC	—	44,235
Hisdesat	26,539	34,644

Total members’ equity	60,458	78,879

Total liabilities and members’ equity	$124,898	$132,120

See notes to consolidated financial statements.

XTAR, L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
			(unaudited)
Revenues from satellite services	$12,999	$8,416	$2,870
Related party revenues from satellite services	6,340	6,918	6,573

Total revenues	19,339	15,334	9,443
Cost of satellite services	29,689	20,735	11,674
Selling, general and administrative expenses	4,072	3,232	3,194

Operating loss	(14,422)	(8,633)	(5,425)
Interest and investment income	182	150	153
Interest expense	3,308	3,496	3,376
Other income (expense), net	(313)	(134)	32

Loss before taxes	(17,861)	(12,113)	(8,616)
Income tax provision	560	516	986

Net loss	$(18,421)	$(12,629)	$(9,602)

See notes to consolidated financial statements.

XTAR, L.L.C.
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(in thousands)

					Hisdesat
	Loral Space &	Space	Loral Skynet		Servicios
	Communications	Systems/	International	Loral Skynet	Estrategicos,
	Corporation	Loral	LLC	Corporation	S.A.	Total
Balance January 1, 2005 (unaudited)	$26,861	$22,469	$—	$—	$38,648	$87,978
Additional capital contributions (unaudited)	—	7,354	—	—	5,778	13,132
Net loss — for the period January 01, 2005 to November 21, 2005 (unaudited)	(2,327)	(1,344)	—	—	(2,885)	(6,556)
(Sale)/purchase of membership interests (unaudited)	(24,534)	(28,479)	53,013	—	—	—
Net loss — for the period November 22, 2005 to December 31, 2005 (unaudited)	—	—	(1,706)	—	(1,340)	(3,046)

Balance December 31, 2005 (unaudited)	—	—	51,307	—	40,201	91,508

Net loss	—	—	(7,072)	—	(5,557)	(12,629)

Balance December 31, 2006	—	—	44,235	—	34,644	78,879
Net loss — for the period January 1, 2007 to October 31, 2007	—	—	(7,577)		(5,954)	(13,531)

(Sale)/purchase of membership interests	—	—	(36,658)	36,658	—	—

Net loss — for the period November 1, 2007 to December 31, 2007	—	—	—	(2,739)	(2,151)	(4,890)

Balance December 31, 2007	$—	$—	$—	$33,919	$26,539	$60,458

See notes to consolidated financial statements.

XTAR, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
			(unaudited)
Operating activities:
Net loss	$(18,421)	$(12,629)	$(9,602)
Non-cash items:
Depreciation and amortization	9,747	9,693	7,195
Non-cash interest expense	2,464	1,950	2,280
Other—Accretion to launch consideration payable to Arianespace	695	1,525	1,070
Adjustment to revenue straight-lining assessment	(25)	—	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(3,779)	(1,646)	(1,378)
Accounts payable and other current liabilities	(2,860)	631	(30)
Deferred revenue	—	(2,191)	2,191
Income taxes payable	34	(6)	23
Long-term liabilities	1,511	605	—
Payable to related parties	12,695	8,432	1,861

Net cash provided by operating activities	2,061	6,364	3,610

Investing activities:
Capital expenditures	(2)	—	(19,548)

Financing activities:
Hisdesat term loan	—	—	10,787
Notes payable repayments	(3,340)	(8,960)	(3,500)
Equity contribution — Loral	—	—	7,354
Equity contribution — Hisdesat	—	—	5,778

Net cash provided by (used in) financing activities	(3,340)	(8,960)	20,419

Net (decrease) increase in cash and cash equivalents	(1,281)	(2,596)	4,481
Cash and cash equivalents — beginning of year	3,091	5,687	1,206

Cash and cash equivalents — end of year	$1,810	$3,091	$5,687

See notes to consolidated financial statements.

XTAR, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
1. Organization and Principal Business
XTAR, L.L.C. (“XTAR” or the “Company”), is a joint venture between Loral Skynet Corporation (“Loral Skynet”), a wholly-owned subsidiary of Loral Space & Communications Inc. (“Loral”) and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government. Loral Skynet owns 56% of XTAR and Hisdesat owns 44%. Prior to October 31, 2007, Loral Skynet held this interest through Loral Skynet International, LLC (“Loral Skynet International”), a 100% owned subsidiary. On October 31, 2007, immediately prior to the contribution by Loral Skynet of its fixed satellite services business (including shares of Loral Skynet International) to Telesat Canada in connection with Loral’s acquisition of 64% economic interest in Telesat Canada (the “Telesat Canada Transaction”), Loral Skynet International distributed its entire interest in the Company to Loral Skynet. Prior to Loral Skynet acquiring the 56% interest in November 2005, Loral’s other subsidiaries namely, Space Systems/ Loral, Inc. (“SS/L”) and Loral Space and Communications Holdings Corporation together held a 56% interest in XTAR. XTAR was formed to provide satellite-based X-band communications services to United States, Spanish and allied governments. XTAR operates in accordance with an operating agreement dated July 12, 2001, as amended, which requires approval from both Loral and Hisdesat for significant operating decisions.
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
2. Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in U.S. dollars. The consolidated financial statements include the accounts of XTAR and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.
The accompanying consolidated financial statements and related footnotes for the year ended December 31, 2005 are unaudited. They have been prepared on a basis consistent with that used in preparing the 2007 and 2006 consolidated financial statements and footnotes thereto and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of XTAR’s results of operations and cash flows for the year ended December 31, 2005.
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

XTAR, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost. Depreciation is provided on the straight-line method for the satellite and related equipment over the estimated useful lives of the related assets. Leasehold improvements on the Spainsat transponders leased from Hisdesat are being amortized over the life of the lease, which equates to the estimated useful life of the underlying satellite asset. Below are the estimated useful lives of our property, plant and equipment:

Years
Satellite-in-orbit	15
Earth stations	7-15
Equipment, furniture and fixtures	3
Leasehold improvement on Spainsat Transponders	15
Valuation of Satellite, Long-Lived Assets
The carrying value of our satellite and other long-lived assets is reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We periodically evaluate potential impairment loss relating to our satellite and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through future undiscounted expected cash flows generated by those assets (excluding financing costs). If the expected undiscounted future cash flows were less than the carrying value of the long-lived asset, an impairment charge would be recorded based on such asset’s estimated fair value. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows from our satellite could be impacted by, among other things:
•	Changes in estimates of the useful life of the satellite

•	Changes in estimates of our ability to operate the satellite at expected levels

•	Changes in the manner in which the satellite is to be used

•	The loss of one or several significant customer contracts on the satellite
If an impairment loss was indicated for the satellite, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS 144, and we received insurance proceeds, the proceeds would be recognized in our statement of operations.
Revenue Recognition
We provide satellite capacity under lease agreements that generally provide for the use of satellite transponders for periods generally ranging from three months to three years. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease agreements is recognized as services are performed, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues under contracts that include fixed lease payment increases and/or free rent periods are recognized on a straight-line basis over the life of the lease.

XTAR, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
Income Taxes
XTAR is a Delaware limited liability company treated as a partnership for U.S. tax purposes. As such, no U.S. income tax provision (benefit) is included in the accompanying financial statements because U.S. income taxes are the responsibility of its members. XTAR is subject to foreign income taxes on certain income from sources outside the United States.
Additional Cash Flow Information
The following represents supplemental information to the consolidated statements of cash flows:

	December 31,
	2007	2006	2005
			(unaudited)
Supplemental information:
Financed launch vehicle acquisition	$—	$—	$12,300

Capital expenditure incurred and unpaid — Arianespace incentive cap	$—	$—	$17,293

Capital expenditure incurred and unpaid — related parties	$—	$2	$562

Interest paid	$2,546	$—	$—

Foreign taxes paid, net of refunds	$524	$522	$963

Loral, Hisdesat and Telesat Canada provide certain services and, in the case of Hisdesat, transponder capacity on the Spainsat satellite, to XTAR and they have agreed to defer their receivables from XTAR (Note 9). Without such deferment, the net cash provided by (used in) operating activities for the years ended December 31, 2007, 2006 and 2005 would have been $ (10,634), $ (2,068) and $ 1,749 (unaudited), respectively.
Net Loss Allocation
Net losses are allocated to the capital accounts of the members in proportion to their percentage interests. Under the terms of the LLC Operating Agreement, members’ capital accounts are calculated in accordance with the principles of U.S. Treasury regulations governing the allocation of taxable income and loss including adjustments to reflect the fair value (including intangibles) of company assets upon certain capital transactions including a sale of membership interests. Such adjustments are not permitted under U.S. GAAP and, accordingly, are not reflected in the accompanying financial statements.
Foreign Currency
XTAR uses the U.S. dollar as its functional currency. Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at the period end rate and the expenses are translated at the average exchange rate in effect during each period. Non monetary assets, liabilities and equity are maintained at historical cost. Gains or losses are recognized in other income/(expense) on the consolidated statements of operations. During the years ended December 31, 2007, 2006 and 2005, the net foreign currency transaction gains/(losses) were $ (313), $ (134) and $ 32 (unaudited), respectively.
Comprehensive Income
Comprehensive income (loss) is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of members’ equity, but are excluded from net loss. Comprehensive loss for the years ended December 31, 2007, 2006 and 2005 (unaudited) was the same as net loss.

XTAR, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
Prospective Method of Valuing/Accreting Arianespace Incentive obligation
The Company adopted the “prospective method”, as described in EITF Issue No. 99-20, of accreting the Arianespace incentive cap liability (see Note 11). Under this accounting policy the Company accounts for differences in actual vs. expected cash flows or revisions of future cash flow projections in light of current information prospectively—that is, as an adjustment to the effective yield to be recognized in interest expense over the remaining life of the contracts, rather than as an adjustment to the carrying amount.
4. New Accounting Pronouncements
FIN 48
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of this statement are required to be adopted as of January 1, 2008. The Company does not believe the adoption of FIN 48 will have a material impact on its consolidated financial statements.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with United States GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this statement are required to be adopted as of January 1, 2008, except for the provisions relating to non-financial assets and liabilities measured at fair value on a nonrecurring basis, for which the effective date has been deferred until January 1, 2009. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.
EITF 06-3
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The guidance in this Issue is effective for interim and annual reporting periods beginning after December 15, 2006. In the 2007, 2006 and 2005 consolidated statement of operations, the Company has included $ 527, $ 522 and $ 963, respectively in gross revenue for taxes collected from customers to be remitted to government authorities.
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

XTAR, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
SFAS 160
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact adopting SFAS 160 will have on its consolidated financial statements.
SFAS 141R
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R requires the acquirer to recognize as an adjustment to income tax expense, changes in the valuation allowance for acquired deferred tax assets. SFAS 141R is effective for the Company on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141R.
5. Property, Plant and Equipment

	December 31,
	2007	2006
Satellite in-orbit	$130,436	$130,436
Earth stations	9,177	9,177
Equipment, furniture and fixtures	387	385
Leasehold improvement on transponders	2,100	2,100

	142,100	142,098
Accumulated depreciation and amortization	(26,562)	(16,850)

Property, plant and equipment, net	$115,538	$125,248

Depreciation and amortization expense for property, plant and equipment was $ 9,712, $ 9,659 and $ 7,170 (unaudited), for the years ended December 31, 2007, 2006 and 2005, respectively.
The transponder capacity on our satellite in-orbit is available for lease to customers. Future minimum lease receipts due from customers under long-term operating leases for transponder capacity as of December 31, 2007 are as follows:

Year
2008	$6,049
2009	2,627
2010	563
2011	580
Thereafter	—

XTAR, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
6. Other Assets

	December 31,
	2007	2006
Intangible assets:
Regulatory and orbital slot	$518	$518
Accumulated amortization	(95)	(60)

Intangible assets, net	423	458
Other assets	38	11

Total other assets, net	$461	$469

In connection with the execution of the Company’s LLC operating agreement, Hisdesat agreed to freely license XTAR the right to the XTAR-EUR orbital slot provided that XTAR would reimburse the related orbital slot filing and regulatory fees. The Company has paid $ 518 of such filing and regulatory fees and has recorded the amounts as an intangible asset on the consolidated balance sheet amortized over a 15 year useful life.
Total pre-tax amortization expense was $ 35, $ 35 and $ 26 (unaudited), for the years ended December 31, 2007, 2006 and 2005, respectively. Annual pre-tax amortization for intangible assets for the five years ended December 31, 2012 is estimated to be as follows:

Year
2008	$35
2009	35
2010	35
2011	35
2012	35
7. Note Payable

	December 31,
	2007	2006
Arianespace:
Principal amount	$—	$3,340
Interest accrued and due	—	2,414

Total	$—	$5,754

Arianespace Launch Service Agreement
In September 2003, XTAR entered into a Launch Services Agreement with Arianespace, S.A. (“Arianespace”) to provide for the launch of the XTAR EUR satellite. Arianespace initially provided, from the launch date, a one-year, $15,800, 10% interest paid-in-kind loan for a portion of the launch price, which loan was secured by certain of XTAR’s assets. The remainder of the launch price consists of a revenue-based fee for which XTAR continues to make payments as discussed in Note 11. As a result of various amendments entered into between XTAR and Arianespace, the maturity date of the Arianespace loan was extended, ultimately to September 30, 2007. On July 6, 2007, XTAR repaid the loan in full.

XTAR, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
XTAR was required under its loan agreement with Arianespace to maintain in-orbit insurance for its XTAR EUR satellite in an amount sufficient to pay off the Arianespace loan in full, with Arianespace named as loss payee for such portion. Following repayment of the Arianespace loan, XTAR is required to maintain in-orbit insurance of at least $15,000 with Arianespace named as loss payee for such amount for so long as XTAR has revenue based fee obligations to Arianespace under the launch services agreement. To the extent that XTAR procures additional insurance beyond this required amount, Arianespace has the right to receive a portion of such excess insurance proceeds, pro rata based on the amount of the payment cap then outstanding under the launch services agreement relative to the interests of the other loss payees. XTAR is also required under the terms of its promissory note with Hisdesat (see Note 10) to name Hisdesat as the loss payee for up to $10,800 of the amount insured.
8. Income Taxes
The provision for income taxes on the loss from operations before taxes consists of a current foreign tax provision in the amount of $ 560, $ 516 and $ 986 (unaudited), for the years ended December 31, 2007, 2006 and 2005, respectively.
XTAR is a Delaware limited liability company treated as a partnership for U.S. tax purposes. As such, no U.S. income tax provision (benefit) is required since U.S. income taxes are the responsibility of its members. Generally, taxable income or loss, deductions and credits are passed through to its members in proportion to their percentage interest.
XTAR is subject to foreign income taxes on certain income from sources outside the United States, including sales to customers in certain countries, such as Spain, where a withholding tax is imposed against the gross sale in lieu of a tax on net income, and branch income earned in certain foreign countries. During 2007, 2006 and 2005 we paid $ 524 and $ 522 and $ 963 (unaudited) of Spanish withholding tax.
9. Related Party Transactions:
In addition to the transaction described in Note 10, XTAR has additional transactions with its shareholders and their subsidiaries and affiliates. The following describes such related party transactions.
Lease of Capacity to Hisdesat on XTAR-EUR
XTAR leases X-Band space segment capacity to Hisdesat on XTAR-EUR satellite to enable it to provide services to the Spanish government, as well as re-leasing XTAR capacity to other European governments. Revenue recognized under these lease agreements during the years ended December 31, 2007, 2006 and 2005 were $ 6,340, $ 6,918 and $ 6,573 (unaudited), respectively. Hisdesat owed XTAR $1,171 and nil as of December 31, 2007 and 2006, respectively.
XTAR has agreed to provide back-up service to Hisdesat in the event of a partial or total failure of the Spainsat satellite. Accordingly, the 238 MHz of transponder capacity on XTAR-EUR that would be utilized to provide such back-up service can be leased by XTAR only on a preemptible basis. Hisdesat is not required to make any payments to XTAR until such capacity is actually utilized, at which time, if the full 238 MHz is utilized, Hisdesat would pay to XTAR $1,300 per month for such capacity.

XTAR, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
Lease Obligation to Hisdesat
XTAR signed an agreement with Hisdesat in February 2002 to procure satellite transponder capacity on the Spainsat (XTAR-LANT) satellite for commercial resale to XTAR customers. The agreement provides a minimum lease obligation, initially of 25% ramping up to 90% of the eight transponders made available by Hisdesat through the end of life of the Spainsat satellite. Spainsat was successfully launched on March 11, 2006 and commenced service in April 2006. XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders was initially $ 7,744 per year, ultimately growing to $ 27,486 per year. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Cost of satellite services recognized under the lease obligations for the years ended December 31, 2007 and 2006 were $ 14,665 and $ 5,201, respectively. Total amount due to Hisdesat under the lease obligation, including interest on past due invoices, as of December 31, 2007 and 2006 are $ 17,348 and $ 4,596, respectively. As of December 31, 2007 XTAR has no customer requirements for this Spainsat capacity. While XTAR has made certain limited payments to Hisdesat in respect of this lease obligation, XTAR will not, absent a substantial increase in its take-up rate, have the ability to service this obligation. XTAR and Hisdesat have entered into an arrangement to indefinitely defer payments on Spainsat lease subject to distribution of excess cash over $ 3 million. The following table presents the future minimum payments, excluding interest, due under this lease agreement:

Year
2008	$23,051
2009	23,420
2010	23,794
2011	24,175
2012	24,562
Thereafter	220,069
Operations Services Agreements with Hisdesat
XTAR signed an agreement with Hisdesat in January 2005 whereby Hisdesat provides ground control system operation and maintenance services through the end of life of XTAR-EUR satellite. XTAR is to pay Hisdesat Euros 41 per month ($ 60 and $ 54 on the basis of exchange rates as of December 31, 2007 and 2006, respectively). Cost of satellite services recognized under this agreement for the years ended December 31, 2007, 2006 and 2005 were $ 786, $ 696 and $ 646 (unaudited), respectively. XTAR and Hisdesat have also entered into an agreement whereby Hisdesat provides XTAR tax and legal representation in Spain. Expenses related to these services are included in selling, general and administrative expenses and for the years ended December 31, 2007, 2006 and 2005 amounted to $ 109, $ 99 and $ 69 (unaudited), respectively. Amounts due to Hisdesat under these agreements as of December 31, 2007 and 2006 stood at $ 3,454 and $ 2,907, respectively.

XTAR, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
Hisdesat Management Agreement with XTAR
XTAR and Hisdesat have entered into a management agreement whereby Hisdesat provides general and specific services of technical, financial, commercial and administrative nature to XTAR in Europe and Latin America. For the services rendered by Hisdesat, XTAR is to pay a quarterly management fee equal to 2.9% of XTAR’s quarterly gross revenues. Expenses recognized under the agreement included in selling, general and administrative expense for the years ended December 31, 2007, 2006 and 2005 were $ 561, $ 445 and $ 274 (unaudited), respectively. Amounts due to Hisdesat under the management agreement as of December 31, 2007 and 2006 stood at $ 1,175 and $ 717, respectively.
Loral Skynet Corporation/Telesat Canada Service Agreements and Arrangements with XTAR
XTAR signed agreements with Loral Skynet in January 2004 whereby Loral Skynet agreed to provide telemetry, tracking and control (TT&C) services, access management services through the end of life of XTAR-EUR satellite as well as satellite construction oversight service, which is no longer active. XTAR is to pay Loral Skynet $ 45 per month for TT&C and $ 27 per month for access management. In October 2007 in connection with the Telesat Canada Transaction, Loral Skynet assigned these agreements, as well as the outstanding payables owed by XTAR to Loral Skynet, to Telesat Canada. Cost of satellite services recognized under these agreements for the years ended December 31, 2007, 2006 and 2005 are $883, $933 and 863 (unaudited), respectively.
XTAR and Loral Skynet have also entered into agreements whereby Loral Skynet provided to XTAR certain general and administrative services. In October 2007, Loral Skynet assigned these agreements, as well as the outstanding payables owed by XTAR to Loral Skynet, to Telesat Canada. Selling, general and administrative expenses recognized under these agreements for the years ended December 31, 2007, 2006 and 2005 are $ 408, $ 424 and $ 254 (unaudited), respectively.
Loral provides US employee benefits administration and certain XTAR employees participate in the Loral pension plan. Loral charges XTAR for this cost which amounted to $58, $ 55 and $ 101 (unaudited) for the years ended December 31, 2007, 2006 and 2005, respectively. Amounts due under these agreements as of December 31, 2007 and 2006 were $ 3,646 and $ 3,488, respectively.
Loral SpaceCom Corporation Management Agreement with XTAR
XTAR and Loral SpaceCom Corporation (“Loral SpaceCom”) have entered into a management agreement whereby Loral SpaceCom provides general and specific services of a technical, financial, commercial and administrative nature to XTAR. For the services rendered by Loral SpaceCom, XTAR is to pay a quarterly management fee equal to 3.7 % of XTAR’s quarterly gross revenues. Selling, general and administrative expenses recognized under these agreements for the years ended December 31, 2007, 2006 and 2005 were $ 716, $ 567 and $ 349 (unaudited), respectively. Amounts due to Loral SpaceCom under the management agreement as of December 31, 2007 and December 31, 2006 stood at $ 1,632 and $ 916, respectively.

XTAR, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
Deferment arrangement with Hisdesat, Loral and Telesat Canada
As of December 31, 2007 and 2006, XTAR owes Hisdesat and Loral, including its subsidiaries, $ 27,286 and $ 13,156 respectively (“Outstanding balances”). The Outstanding balances due to Hisdesat include interest of $ 1,435 on past dues relating to the Spainsat lease as of December 31, 2007. Loral and Hisdesat have agreed to defer the outstanding balances, except interest due on Spainsat lease, indefinitely subject to distribution of excess cash balance over $ 3 million. Any excess cash balance over $ 3 million shall be applied in the following manner: 50% of such excess cash balance shall be applied to pay outstanding balances due on the Spainsat Lease, with the remaining 50% to be applied to pay outstanding balances owed to each of Hisdesat and Loral, including its subsidiaries. The Company and Hisdesat executed an agreement on March 13, 2008 whereby interest on past dues relating to Spainsat lease, plus any and all future interest amounts on Spainsat lease, will be capitalized into equity by issuing a class of non-voting equity interests in the Company (the “Class A Equity”), which class will enjoy priority rights over Loral’s and Hisdesat’s existing equity interests in the Company in respect of all dividends and distributions until such time as the Class A Equity has been repaid in full.
10. Term Loan
Hisdesat Term Loan
In January 2005, Hisdesat provided XTAR with a convertible 8% loan in the amount of $10,787 due 2011, for which Hisdesat received enhanced governance rights in XTAR. If Hisdesat were to convert the loan into XTAR equity, Loral Skynet’s equity interest in XTAR would be reduced to 51% and Hisdesat’s equity interest would increase to 49%. The following table presents the principal amount and interest accrued on the term loan.

	December 31,
	2007	2006
Principal amount	$10,787	$10,787
Interest accrued	2,845	1,816

Total	$13,632	$12,603

11. Other Long Term Liabilities
As described in Note 7, XTAR entered into a Launch Services Agreement with Arianespace providing for the launch of its XTAR-EUR satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace provided a one-year, $15,800, 10% interest paid-in-kind loan for a portion of the launch price in addition to a revenue-based fee (incentive portion) to be paid over time for the remainder of the launch price. The incentive portion of the launch service price is based on 3.5% of annual operating revenues during the 15 year in-orbit operations of the satellite subject to a maximum threshold, as defined in the Launch Services Agreement (the “Incentive Cap”). The Incentive Cap is set at $20,000 through December 2007 and shall be increased by $ 208 each month beginning January 2008 to a maximum of $ 50,000 on December 1, 2019. The Company has the option to prepay some or all of this incentive portion and once the incentive payments actually paid to Arianespace equals the Incentive Cap at any point in time, we will have no further payment obligation to Arianespace. At the end of XTAR-EUR’s useful life, the Company will have no further obligation to Arianespace on the incentive portion, even if the aggregate amount of the incentive fee payments shall not have reached the $50,000 Incentive Cap. The carrying value of the incentive payable to Arianespace is arrived at by accreting interest on the previous years’ outstanding balance at a rate that equates the 3.5% fee payable on the projected revenue through the end of the life of the XTAR-EUR satellite.
All yearly incentive payments earned prior to 2007 were payable together with the yearly incentive payment of fiscal year 2007 before February 29, 2008. XTAR made the first incentive payment of $ 1,544 on February 29, 2008.

XTAR, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
The following table summarizes the current and long term liabilities as of December 31, 2007 and December 31, 2006.

	December 31,
	2007	2006
Long-Term Liabilities:
Straight-lining of Spainsat lease	$2,116	$605
Arianespace Incentive Cap	20,582	19,888
Less: Current portion of Arianespace Incentive Cap	1,544	—

Total Long-Term Liabilities	$21,154	$20,493

12. Revenue Information
Revenue by Customer Location
The following table presents our revenues by country based on customer location for each of the three years ended December 31, 2007.

	2007	2006	2005
			(unaudited)
United States	$12,999	$8,416	$2,870
Spain	6,340	6,918	6,573

	$19,339	$15,334	$9,443

13. Financial Instruments
The following methods and assumptions were used to estimate the fair value of financial instruments. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Company’s note payable and term loan, with a conversion option, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.
The estimated fair value of XTAR’s financial instruments is as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Arianespace note payable	$—	$—	$5,754	$5,904
Hisdesat term loan	13,632	12,723	12,603	12,371