Form 10-Q
period 2008-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2008-08-11
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 20,292,363 shares of Loral Space & Communications Inc. common stock outstanding.

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$135,064	$314,694
Contracts-in-process	142,733	109,376
Inventories	105,156	96,968
Restricted cash	13,005	12,816
Receivable from litigation settlement	58,295	—
Other current assets	40,441	36,034

Total current assets	494,694	569,888
Property, plant and equipment, net	165,723	147,828
Long-term receivables	146,559	132,400
Investments in affiliates	504,130	566,196
Goodwill	226,437	227,058
Intangible assets, net	37,216	42,854
Other assets	18,406	16,715

Total assets	$1,593,165	$1,702,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,144	$69,205
Accrued employment costs	37,260	42,890
Customer advances and billings in excess of costs and profits	205,521	251,954
Income taxes payable	6,425	31,239
Accrued interest and preferred dividends	5,166	4,979
Other current liabilities	37,257	39,512

Total current liabilities	359,773	439,779
Pension and other post retirement liabilities	146,253	152,341
Long-term liabilities	131,125	137,261

Total liabilities	637,151	729,381
Commitments and contingencies
Shareholders’ equity:
Series A-1 Cumulative 7.5% convertible preferred stock, $0.01 par value; 2,200,000 shares authorized, 144,509 and 141,953 shares issued and outstanding	42,644	41,873
Series B-1 Cumulative 7.5% convertible preferred stock, $0.01 par value; 2,000,000 shares authorized, 937,730 and 900,821 shares issued and outstanding	276,906	265,777
Common stock, $.01 par value; 40,000,000 shares authorized, 20,296,407 and 20,292,746 shares issued and outstanding	203	203
Paid-in capital	667,050	663,127
Accumulated deficit	(65,293)	(33,939)
Accumulated other comprehensive income	34,504	36,517

Total shareholders’ equity	956,014	973,558

Total liabilities and shareholders’ equity	$1,593,165	$1,702,939

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues from satellite manufacturing	$208,061	$191,327	$426,598	$379,004
Revenues from satellite services	—	34,674	—	67,529

Total revenues	208,061	226,001	426,598	446,533
Cost of satellite manufacturing	184,103	173,027	391,115	347,128
Cost of satellite services	—	25,572	—	50,539
Selling, general and administrative expenses	25,562	42,523	47,897	75,785
Gain on recovery from customer bankruptcy	(6,140)	—	(6,140)	—

Operating income (loss)	4,536	(15,121)	(6,274)	(26,919)
Interest and investment income	1,952	10,657	8,282	17,211
Interest expense	(305)	(2,233)	(656)	(5,046)
Gain on foreign exchange contracts	—	61,508	—	65,472
Gain on litigation recovery	58,295	—	58,295	—
Impairment of available for sale securities	(3,500)	—	(3,500)	—
Other income (expense)	(223)	179	(296)	261

Income before income taxes, equity in net income (losses) of affiliates and minority interest	60,755	54,990	55,851	50,979
Income tax provision	(11,643)	(28,363)	(13,419)	(31,764)

Income before equity in net income (losses) of affiliates and minority interest	49,112	26,627	42,432	19,215
Equity in net income (losses) of affiliates	2,838	487	(61,699)	(1,938)
Minority interest	—	(6,487)	—	(13,473)

Net income (loss)	51,950	20,627	(19,267)	3,804
Preferred dividends	(6,099)	(5,669)	(12,087)	(7,732)
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock	—	(927)	—	(25,404)

Net income (loss) applicable to common shareholders	$45,851	$14,031	$(31,354)	$(29,332)

Basic and diluted income (loss) per common share:
Basic income (loss) per share	$2.27	$0.70	$(1.56)	$(1.46)

Diluted income (loss) per share	$2.16	$0.67	$(1.56)	$(1.46)

Weighted average shares outstanding:
Basic	20,169	20,070	20,162	20,055

Diluted	21,614	30,594	20,162	20,055

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Operating activities:
Net (loss) income	$(19,267)	$3,804
Non-cash operating items	25,541	22,005
Changes in operating assets and liabilities:
Accounts receivable, net	—	64,223
Contracts-in-process	(82,213)	(69,646)
Inventories	(8,188)	(10,959)
Long-term receivables	19,140	(212)
Other current assets and other assets	(3,142)	(1,875)
Accounts payable	(6,462)	3,838
Accrued expenses and other current liabilities	(20,343)	(24,063)
Customer advances	(29,087)	4,874
Income taxes payable	(24,815)	1,280
Pension and other postretirement liabilities	(6,127)	5,231
Long-term liabilities	(1,856)	7,011
Other	—	(60)

Net cash (used in) provided by operating activities	(156,819)	5,451

Investing activities:
Capital expenditures	(23,095)	(52,673)
(Increase) decrease in restricted cash	622	(9,118)
Distribution from equity investment	—	2,954
Proceeds from the sale of short-term investments and available-for-sale securities	162	307,862
Purchase of short-term investments	(500)	(303,489)

Net cash used in investing activities	(22,811)	(54,464)

Financing activities:
Proceeds from the sale of preferred stock	—	293,250
Proceeds from the exercise of stock options	—	1,707
Preferred stock issuance costs	—	(9,099)
Cash dividends paid on preferred stock of subsidiary	—	(1,769)

Net cash provided by financing activities	—	284,089

Net (decrease) increase in cash and cash equivalents	(179,630)	235,076
Cash and cash equivalents — beginning of period	314,694	186,542

Cash and cash equivalents — end of period	$135,064	$421,618

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents, Restricted Cash and Available For Sale Securities

As of June 30, 2008, the Company had $135 million of cash and cash equivalents and $24.0 million of restricted cash ($13.0 million included in total current assets and $11.0 million included in other assets on our condensed consolidated balance sheet). Cash and cash equivalents include liquid investments with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Investments in publicly traded common stock are classified as available for sale securities. Available for sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which are highly leveraged, as well as those in the development stage which are partially funded. Management believes, giving consideration to the current difficult credit environment, that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements provide for effective management of potential credit risks with regard to our current customer base.

Inventories

Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or market. Cost is determined

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the first-in-first-out (FIFO) or average cost method. As of June 30, 2008 and December 31, 2007, inventory was reduced by an allowance for obsolescence of $27.9 million and $28.4 million, respectively.

Fair Value Measurements

All available for sale securities are measured at fair value based on quoted market prices at the end of the reporting period. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with U.S. GAAP and expand disclosures about fair value measurements. SFAS 157 establishes a fair value measurement hierarchy to price a particular asset or liability. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of SFAS 157 only for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis effective January 1, 2008. The Company’s financial assets measured at fair value on a recurring basis as of June 30, 2008 consist of marketable securities which were valued at $2.6 million and a currency option contract valued at $0.1 million. The marketable securities were classified as Level 1 and the currency option contract was classified as Level 2 in the fair value measurement hierarchy under SFAS 157 as of June 30, 2008. We did not have any financial liabilities as of June 30, 2008 which required the application of SFAS 157 for valuation purposes.

A Level 1 fair value represents a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

A Level 2 fair value represents a fair value which is derived from observable market data (i.e. benchmark yields, spot rates and other industry and economic events).

Level 1 — Loral’s marketable securities, which are included in other current assets, consisted entirely of an investment in the common stock of Globalstar Inc. (see Note 7). Loral’s investment in Globalstar Inc. is accounted for as an “available for sale” security under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Generally, unrealized gains and losses on this investment are recorded as a component of accumulated other comprehensive income. During the three months ended June 30, 2008, we recorded an impairment charge of $3.5 million for an other-than-temporary decline in the value of our investment in Globalstar Inc. common stock (see Note 7).

Level 2 — Loral entered into a currency option contract for $0.5 million to manage the risks of exchange fluctuation. The currency option contract has been accounted for under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS” 133”), as an economic hedge requiring the contract to be marked to fair value at the end of the reporting period with the change in value charged or credited to income. During the three months ended June 30, 2008, we recorded a charge of $0.4 million to mark this asset, which is included in other current assets, to fair value (see Note 5).

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

Goodwill

Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities, as of October 1, 2005, the date we adopted fresh-start accounting. Goodwill has been reduced by the decreases to the valuation allowance as of October 1, 2005 and other tax adjustments (see Income Taxes, below) and the transfer in October 2007 of substantially all of the assets and related liabilities of Loral Skynet in connection with the Telesat Canada transaction. For the three and six

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2008 we recorded a reduction to goodwill in the amount of $0.6 million related to the reduction of our valuation allowance as of October 1, 2005. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized. Goodwill is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year, or if events and circumstances change and indicators of impairment are present, goodwill will be tested for impairment between annual tests. As a result of the decline of Loral’s stock price since the most recent goodwill impairment test in 2007, in June 2008 we were required to initiate an interim impairment test which we expect to complete in the third quarter of 2008. Testing goodwill for impairment requires significant subjective judgments by management. If we are required to record an impairment charge to goodwill, it could have a material effect on our financial statements.

Minority Interest

Dividends on Loral Skynet’s Series A preferred stock were reflected as minority interest on our consolidated statement of operations for the three and six months ended June 30, 2007. On November 5, 2007 all of the issued and outstanding shares of Loral Skynet’s Series A preferred stock were redeemed in connection with the completion of the Telesat Canada transaction (See Note 7).

Income Taxes

During 2008 and 2007, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards and certain state tax benefits. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the balance of our valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the three and six months ended June 30, 2008 we recorded a reduction to goodwill in the amount of $0.6 million related to the reduction of our valuation allowance as of October 1, 2005.

As of June 30, 2008, we had unrecognized tax benefits relating to uncertain tax positions of $59.9 million. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense on a quarterly basis. As of June 30, 2008, we have accrued approximately $10.5 million and $13.6 million for the payment of tax-related interest and penalties, respectively.

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

The liability for uncertain tax positions is included in long-term liabilities in the condensed consolidated balance sheets. For the three months ended June 30, 2008 and 2007, we increased our liability for uncertain tax positions from $69.5 million to $71.3 million and from $62.0 million to $64.1 million, respectively. The increase of $1.8 million for the three months ended June, 30, 2008 and $2.1 million for the three months ended June, 30, 2007 related to our current provision for potential additional interest and penalties. For the six months ended June 30, 2008 and 2007, we increased our liability for uncertain tax positions from $68.0 million to $71.3 million and from $60.8 million to $64.1 million, respectively. The increase of $3.3 million for the six months ended June, 30, 2008 and $3.3 million for the six months ended June, 30, 2007 related to our current provision for potential additional interest and penalties.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2008, if our positions are sustained by the taxing authorities, approximately $37.2 million would be treated as a reduction of goodwill, $31.9 million would reduce the Company’s effective tax rate and $2.2 million would reduce deferred tax assets. Other than as described above, there were no significant changes to our uncertain tax positions during the six months ended June 30, 2008, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

Pensions and Other Employee Benefits

The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$2,039	$2,412	$335	$360
Interest cost	5,787	5,432	1,164	1,250
Expected return on plan assets	(6,157)	(5,837)	(20)	(10)
Amortization of prior service credits and net actuarial gain or loss	(707)	(700)	(122)	(75)

	$962	$1,307	$1,357	$1,525

	Pension Benefits		Other Benefits
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$4,078	$4,824	$670	$720
Interest cost	11,574	10,864	2,328	2,500
Expected return on plan assets	(12,314)	(11,674)	(40)	(20)
Amortization of prior service credits and net actuarial gain or loss	(1,414)	(1,400)	(244)	(150)

	$1,924	$2,614	$2,714	$3,050

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months
	Ended June 30,
	2008	2007

Non-cash operating items:
Equity in net losses of affiliates	$61,699	$1,938
Minority interest	—	13,473
Deferred taxes	797	25,808
Depreciation and amortization	16,374	40,607
Stock based compensation	4,155	11,354
Recoveries of bad debts on billed receivables	—	(80)
Provisions for inventory obsolescence	—	380
Warranty expense accruals (reversals)	1,187	(1,573)
Amortization of prior service credits and net actuarial gain	(1,658)	(1,550)
Gain on disposition of available-for-sale securities	(162)	(2,505)
Gain on litigation recovery	(58,295)	—
Withholding tax impact of cashless stock option exercises	—	(143)
Non-cash net interest	429	169
Loss (gain) on foreign currency transactions and contracts	291	(65,472)
Amortization of fair value adjustments related to orbital incentives	(2,839)	—
Loss on disposition of assets	63	—
Impairment of available for sale securities	3,500	—
Other	—	(401)

Net non-cash operating items	$25,541	$22,005

Non-cash investing activities:
Available for sale securities received in connection with the sale of Globalstar do Brazil	$6,000	$—

Capital expenditures incurred not yet paid	$5,832	$1,780

Non-cash financing activities:
Issuance of preferred stock by subsidiary as payment for dividend	$—	$11,087

Issuance of Loral Series-1 Preferred Stock as payment for dividend	$11,900	$2,812

Accrued dividends on Series A-1 and Series B-1 preferred stock	$5,166	$4,920

Supplemental information:
Interest paid	$773	$10,335

Taxes paid, net of refunds	$34,104	$1,726

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) requires the acquirer to recognize as an adjustment to income tax expense, changes in the valuation allowance for acquired deferred tax assets. SFAS 141(R) is effective for the Company on January 1, 2009. We are currently evaluating the impact adopting SFAS 141(R) will have on our consolidated financial statements.

FSP FAS 142-3

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the impact adopting SFAS 162 will have on our consolidated financial statements.

3.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$51,950	$20,627	$(19,267)	$3,804
Proportionate share of Telesat Holdco other comprehensive income	673	—	(367)	—
Cumulative translation adjustment	—	29	(498)	59
Amortization of prior service credits and net actuarial gains, net of taxes	(494)	(469)	(988)	(938)
Unrealized gain (loss) on available-for-sale securities arising during the period, net of taxes	(2,401)	(1,618)	(2,159)	(3,959)
Reclassification adjustment for gains included in net income	2,041	1,475	1,999	1,475

Comprehensive income (loss)	$51,769	$20,044	$(21,280)	$441

4.	Contracts-in-Process

	June 30,	December 31,
	2008	2007
	(In thousands)

Amounts billed	$63,900	$60,548
Unbilled receivables	78,833	48,828

	$142,733	$109,376

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

As of June 30, 2008, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the June 30, 2008 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S.$

Future revenues — Japanese Yen	¥123	$1.2
Future expenditures — Japanese Yen	¥3,997	$37.7
Contracts-in-process, unbilled receivables — Japanese Yen	¥30	$0.3
Future expenditures — EUROs	€3.7	$5.9

Derivatives

On July 9, 2008, SS/L announced that it was awarded a satellite contract denominated in EUROs. On June 20, 2008, Loral entered into a currency option transaction expiring on July 10, 2008 that allowed Loral to convert €97.7 million into $149.5 million. Loral paid a premium of $500,000 for this option. At June 30, 2008, the EURO had strengthened against the U.S. Dollar and the value of the option was $92,800, representing a loss of $407,200. On July 10, 2008, the option expired unused and Loral wrote-off the remaining value of the option. In July 2008, SS/L entered into a series of foreign exchange forward transactions converting €119 million into $184 million. These foreign exchange forward transactions cover the period from July 2008 through March 2011 at exchange rates ranging from $1.5897 to $1.51736 per €1.0000.

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

A summary of these transactions is as follows:

1) In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty effectively converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral Skynet for entering into this transaction. For the three and six months ended June 30, 2007, Loral recorded gains of $5.9 million and $3.6 million, respectively, reflecting the change in the fair value of the swap. Loral Skynet recognized cumulative losses of $39.0 million through the date of transfer of the swap to Telesat Holdco on October 23, 2007.

2) In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million ($1.00/CAD 1.1461) with a settlement date of December 17, 2007. In January 2007, Loral Skynet entered into additional forward foreign currency contracts with the same single bank counterparty selling $200.0 million for CAD 232.8 million ($1.00/CAD 1.1512) with a settlement date of December 17, 2007. No cash payments were made by Loral Skynet to the single bank counterparty for entering into these transactions. For the three and six months ended June 30, 2007, Loral recorded a gain of $55.6 million and $61.9 million, respectively, reflecting the change in the fair value of the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forward contracts. Loral Skynet recognized cumulative gains of $122.6 million through the date of transfer of the foreign currency contracts to Telesat Holdco on October 23, 2007.

6.	Property, Plant and Equipment

	June 30,	December 31,
	2008	2007
	(In thousands)

Land and land improvements	$26,799	$26,799
Buildings	52,137	49,917
Leasehold improvements	10,407	8,691
Equipment, furniture and fixtures	106,558	94,844
Satellite capacity under construction (see Note 14)	2,924	—
Other construction in progress	28,836	18,552

	227,661	198,803
Accumulated depreciation and amortization	(61,938)	(50,975)

	$165,723	$147,828

Depreciation and amortization expense for property, plant and equipment was $5.8 million and $17.9 million for the three months ended June 30, 2008 and 2007, respectively, and $11.0 million and $35.2 million for the six months ended June 30, 2008 and 2007, respectively.

7.	Investments in Affiliates

Investments in affiliates consists of (in thousands):

	June 30,	December 31,
	2008	2007

Telesat Holdings Inc	$425,869	$479,579
XTAR, LLC	78,261	86,617

	$504,130	$566,196

In accordance with SFAS 130, Reporting Comprehensive Income, we recorded our proportionate share of Telesat Holdco’s other comprehensive income (loss) as an adjustment to the investment account with a corresponding adjustment to other comprehensive income (loss).

Equity in net income (losses) of affiliates consists of (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Telesat Holdings Inc.	$6,959	$—	$(53,343)	$—
XTAR	(4,121)	(2,366)	(8,356)	(4,892)
Globalstar service provider partnerships	—	2,853	—	2,954

	$2,838	$487	$(61,699)	$(1,938)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues	$29,085	$18	$48,434	$408
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(2,625)	(20)	(3,814)	(31)
Profits relating to affiliate transactions not eliminated	1,471	15	2,140	24

Telesat Canada

On December 16, 2006, a subsidiary of Telesat Holdco, a joint venture formed by Loral and its Canadian partner, PSP, entered into a definitive agreement (the “Share Purchase Agreement”) with BCE and Telesat Canada to acquire 100% of the stock of Telesat Canada from BCE for CAD 3.25 billion. The Telesat Canada transaction closed on October 31, 2007. We hold equity interests in Telesat Holdco representing 64% of the economic interests and 33 1/3% of the voting interests. Our Canadian partner, PSP, holds 36% of the economic interests and 66 2/3% of the voting interests in Telesat Holdco (except with respect to the election of directors as to which it holds a 30% voting interest; the remaining 36 2/3% voting interest for directors is held by two independent directors who hold a nominal economic interest in Telesat Holdco).

In connection with the transactions contemplated under the Share Purchase Agreement, on August 7, 2007, we and Loral Skynet entered into an asset transfer agreement (the “Asset Transfer Agreement”) with Telesat Holdco, and an asset purchase agreement (the “Asset Purchase Agreement”) with a subsidiary of Telesat Canada. Pursuant to the Asset Transfer Agreement, we agreed, subject to certain exceptions, to transfer substantially all of Loral Skynet’s assets and related liabilities to Telesat Canada in return for an equity interest in Telesat Holdco. In addition, pursuant to the Asset Purchase Agreement, we agreed to transfer certain of Loral Skynet’s assets located in the U.S. and related liabilities to the Telesat Canada subsidiary in exchange for $25.5 million in marketable securities. On August 7, 2007, we, Loral Skynet, PSP, Telesat Holdco and a subsidiary of Telesat Holdco also entered into an Ancillary Agreement providing, among other things, for the settlement of payments by and among us, PSP and Telesat Holdco in connection with the Telesat Canada acquisition, the transactions contemplated under the Asset Transfer Agreement, and related transactions. As a result, we received true-up payments of $45 million from PSP in 2007 to bring the equity contributions into the required economic positions, which payment was subject to a post-closing adjustment process. Upon completion of this process, a final adjustment payment of approximately $9.2 million was made by Loral to PSP on April 4, 2008 and is included as a payable in our condensed consolidated balance sheet as of December 31, 2007.

The following table presents summary financial data for Telesat Canada in accordance with U.S. GAAP (in U.S. $ millions):

Statement of Operations Data:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Revenues	$172.4	$338.9
Operating expenses	(123.5)	(249.1)
Operating income	48.9	89.8
Interest expense	(53.3)	(115.5)
Other income (expense)	39.8	(48.5)
Income tax provision	(20.3)	(3.3)
Net income (loss)	15.1	(77.5)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Data:

	June 30,	December 31,
	2008	2007

Current assets	$121.6	$143.7
Total assets	5,401.5	5,610.0
Current liabilities	185.6	229.5
Total liabilities	4,076.9	4,156.7
Redeemable preferred stock	138.5	143.1
Shareholders’ equity	1,186.1	1,310.2

Other income (expense) included a non-cash foreign exchange gain of $21 million for the three months ended June 30, 2008 and a non-cash foreign exchange loss of $102 million for the six months ended June 30, 2008 and a non-cash gain on financial instruments of $18 million and $50 million for the three and six months ended June 30, 2008, respectively.

We use the equity method of accounting for our investment in Telesat Canada because we own 33 1/3% of the voting stock and do not exercise control via other means. Loral’s equity in net income (loss) of Telesat Canada is based on our proportionate share of its results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat Canada’s net income (loss) is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions but have no voting rights.

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

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders is $23.0 million in 2008, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite. Under

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. XTAR has agreed that XTAR’s excess cash balance (as defined) would be applied towards making limited payments on these lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat Canada and Loral in respect of services provided by them to XTAR. XTAR is currently making payments in accordance with this agreement. During the first quarter of 2008, we also agreed with Hisdesat that interest on XTAR’s outstanding lease obligations to Hisdesat will be paid through the issuance of a class of non-voting membership interests in XTAR, which would enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat.

In May 2005, XTAR signed a contract with the U.S. Department of State for the lease of transponder capacity for a period of three years with two one-year options. The State Department is authorized pursuant to its procurement guidelines to lease up to $137.0 million for a specified capacity under this contract, to the extent that capacity is available. As of June 30, 2008, the U.S. Department of State has committed to lease three transponders under this contract, having a total lease value of $40.5 million, and has the right, at its option, to renew the leases for additional terms, which, if fully exercised, would bring the total value of the leases to $45.0 million. There can be no assurance as to how much, if any, additional capacity the U.S. Department of State may lease from XTAR under this contract. XTAR also has contracts to provide services to the U.S. Department of Defense, the Spanish Ministry of Defense, the Belgium Ministry of Defense and the Danish armed forces.

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

The following table presents summary financial data for XTAR (in millions):

Statement of Operations Data:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues	$4.7	$4.6	$9.4	$9.3
Operating loss	(6.3)	(3.8)	(12.6)	(7.4)
Net loss	(7.4)	(4.1)	(15.0)	(8.3)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Data:

	June 30,	December 31,
	2008	2007

Current assets	$7.2	$8.9
Total assets	118.4	124.9
Current liabilities	36.2	29.6
Total liabilities	72.9	64.4
Members’ equity	45.5	60.5

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

As of June 30, 2008, we owned 904,493 shares of Globalstar Inc. common stock, which are accounted for as available-for-sale securities, with a fair value of $2.6 million. During the second quarter of 2008, management determined that there has been an other-than-temporary impairment in the fair value of the Globalstar Inc. stock obtained in the sale of GdB. Accordingly, in accordance with SFAS 115, an impairment charge of $3.5 million was included in our condensed consolidated statement of operations for the three and six months ended June 30, 2008. Unrealized gains (losses) on other Globalstar shares were $(0.1) million and $0.3 million, net of taxes for the three and six months ended June 30, 2008, respectively.

For the three months ended June 30, 2007, Loral recognized earnings of $3.0 million from our Globalstar investment partnerships, which were primarily attributable to a cash distribution from one of our investments.

8.	Intangible Assets

Intangible Assets

Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of (in millions, except years):

	Weighted Average
	Remaining	June 30, 2008		December 31, 2007
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	3	$59.0	$(29.7)	$59.0	$(24.3)
Trade names	17	9.2	(1.3)	9.2	(1.0)

		$68.2	$(31.0)	$68.2	$(25.3)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for intangible assets was $2.8 million and $5.0 million for the three months ended June 30, 2008 and 2007, respectively, and $5.6 million and $10.0 million for the six months ended June 30, 2008 and 2007, respectively. Annual amortization expense for intangible assets for the five years ending December 31, 2012 is estimated to be as follows (in millions):

2008	$11.3
2009	11.3
2010	9.2
2011	2.9
2012	2.3

As of June 30, 2008, our condensed consolidated balance sheet reflects gross fair value adjustments of $36.9 million recorded in connection with our adoption of fresh start accounting relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities. Net amortization of these fair value adjustments was a credit to expense of $0.5 million and $1.6 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $3.1 million and $4.9 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Accumulated amortization of fair value adjustments was $20.4 million as of June 30, 2008.

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

Interest cost related to these notes was $4.5 million and $8.9 million for the three and six months ended June 30, 2007, respectively. Loral Skynet made cash interest payments of $8.8 million on these notes on January 15, 2007 and July 16, 2007, respectively.

Certain holders of Loral Skynet Notes have commenced litigation with respect to the redemption of the Loral Skynet Notes (see Note 11).

SS/L Letter of Credit Facility

On November 30, 2007, SS/L entered into a second amendment to its amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the $15.0 million facility to December 31, 2008. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility or December 31, 2008. Outstanding letters of credit are fully cash collateralized. As of June 30, 2008, $5.4 million of letters of credit under this facility were issued and outstanding.

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

The Company and MHR agreed on August 8, 2007 that in calculating the percentage of the aggregate voting power of Loral securities held by MHR or its affiliates pursuant to the terms of the Loral Series-1 Preferred Stock, (a) the number of shares of Series A-1 Preferred Stock and/or common stock deemed to be held by MHR entities shall be increased by a number of shares (i) equal to the number of shares of restricted stock and the number of shares subject to stock options of the Company then personally held by Dr. Mark H. Rachesky (as of June 30, 2008, Dr. Rachesky held 15,000 such shares), and (ii) equal to 50% of the number of shares of common stock reserved for issuance pending resolution of certain disputed third party claims under the Plan of Reorganization of Old Loral, such number of reserved shares not to exceed 71,500 shares and (b) the number of outstanding shares of common stock of the Company shall be decreased by a number of shares equal to 45% of the total number of shares of restricted stock (issued to persons other than directors pursuant to the Company’s Amended and Restated 2005 Stock Incentive Plan) that are then subject to vesting but have not yet vested as of the date of the calculation, such numbers of shares of restricted stock not to exceed one million shares.

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

The Company paid dividends of $6.0 million through the issuance of 19,915 shares of Series B-1 Preferred Stock during the three months ended June 30, 2008. During the six months ended June 30, 2008, the Company paid dividends of $11.9 million through the issuance of 2,556 shares of Series A-1 Preferred Stock and 36,909 shares of Series B-1 Preferred Stock. Accrued but unpaid dividends for Loral Series-1 Preferred Stock as of June 30, 2008 were $5.2 million.

The price of Loral’s common stock on October 16, 2006, the day before we signed the Securities Purchase Agreement, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair value of the common stock on the date the financing closed, as compared to the conversion price, the Company was required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its net loss applicable to common shareholders for the three and six months ended June 30, 2007. We will also reflect a beneficial conversion feature in a similar manner for the Series B-1 Preferred Stock, in the period in which shareholder approval of the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

creation of the new class of Class B-1 non-voting common stock is received. This beneficial conversion feature is recorded as an increase or decrease to net (loss) income applicable to common shareholders and results in a reduction of both basic and diluted earnings per share. For the three months ended March 31, 2007, we recorded an increase to net loss applicable to common shareholders of $24.5 million. In the period in which shareholder approval of the new class of Class B-1 non-voting common stock is received, we expect that our net income (loss) applicable to common shareholders will be reduced (increased), as applicable, by approximately $154 million reflecting the beneficial conversion feature (less discount, if any, for the class B-1 non-voting common stock because of its non-voting status). To the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series A-1 Preferred Stock, we may be required to record additional beneficial conversion features that increase or decrease our net (loss) income applicable to common shareholders. Due to the fact that the fair value of Loral’s common stock on March 31, 2008 and June 30, 2008 was less than the conversion price, we did not record any beneficial conversion feature for the three and six months ended June 30, 2008. For the three months ended June 30, 2007, we recorded a beneficial conversion feature of $0.9 million for the dividends in additional shares of Loral Series A-1 Preferred Stock. We will also record an additional beneficial conversion feature in a similar manner for dividends paid in additional shares of Loral Series B-1 Preferred Stock in the period in which shareholder approval of the class B-1 non-voting common stock is received, and thereafter. For cumulative dividends paid and accrued through June 30, 2008 on the Loral Series B-1 Preferred Stock, the beneficial conversion feature that will be recorded when shareholder approval of the class B-1 non-voting common stock is received, is approximately $7 million.

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

The dividends on Loral Skynet Preferred Stock of $6.5 million and $13.5 million for the three and six months ended June 30, 2007, respectively, were reflected as minority interest on our consolidated statements of operations.

On November 5, 2007, in connection with the completion of the Telesat Canada transaction, all issued and outstanding shares of Loral Skynet Preferred Stock were redeemed.

Stock Incentive Plan

On May 22, 2007, at our annual meeting of stockholders, our stockholders approved the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Plan”) to increase by 1,582,000 the number of shares available for grant thereunder. These amendments covered the following grants that were all subject to stockholder approval of the plan amendments: (a) the grant in March 2006 of options to purchase 825,000 shares to our Chief Executive Officer in connection with his entering into an employment agreement with us (the “CEO March 2006 Option Grant”), (b) the grant in June 2006 of options to purchase 20,000 shares to our former Chief Financial Officer in connection with his entering into an amendment to his employment agreement, (c) the grant in June 2006 of options

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to purchase 120,000 shares to a former director in connection with his entering into a consulting agreement and (d) grants of approximately 175,700 shares of restricted stock to employees of SS/L and others. In addition, these amendments covered 31,000 shares of restricted stock granted to our directors as part of their compensation. These grants were recognized and measured upon stockholder approval of the amendments. As a result of the approval of the amendments, we recorded compensation cost for the period May 22, 2007 to June 30, 2007 related to the first three grants of $8.1 million, based on the estimated fair value of these grants, and stock compensation costs of $2.2 million were recorded for the grant of restricted shares for the period May 22, 2007 to June 30, 2007. As of June 30, 2008 there were 641,800 shares available for future grant, which shares will be used for awards to our employees, to fulfill existing contractual obligations and to cover the equity component of our directors compensation.

11.	Commitments and Contingencies

Financial Matters

We paid $1.7 million in January 2008 and are obligated to pay $1.7 million in January 2009 to the U.S. Department of State pursuant to a consent agreement entered into by Old Loral and SS/L.

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the six months ended June 30, 2008, is as follows (in millions):

Balance of deferred amounts at January 1, 2008	$35.0
Warranty costs incurred including payments	(0.4)
Accruals relating to pre-existing contracts (including changes in estimates)	2.4

Balance of deferred amounts at June 30, 2008	$37.0

In connection with the Telesat Canada transaction, Loral initiated a restructuring of its corporate functions. Through 2008 Loral will reduce the number of employees at its headquarters, consolidating some functions at SS/L. In the fourth quarter of 2007, Loral charged approximately $7.0 million to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily during 2008 and 2009. Loral has paid restructuring costs of approximately $0.7 million, $3.5 million and $3.8 million for the three and six months ended June 30, 2008 and cumulative to date, respectively. At June 30, 2008, the liability recorded in the condensed consolidated balance sheet for the restructuring was $3.2 million.

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies or companies in the early stages of building their businesses. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables and vendor financing receivables included in our condensed consolidated balance sheet as of June 30, 2008 were $148 million and $0, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). The Credit Agreement amends and restates in its entirety the Customer Credit Agreement entered into by SS/L and Sirius on June 7, 2006 (the “Original Credit Agreement”). The purpose of the amendment and restatement is to make available to Sirius financing for the purchase of a second satellite under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Amended Satellite Purchase Agreement”). Under the Credit Agreement, SS/L has agreed to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”). Loans made under the Credit Agreement are secured by Sirius’ rights under the Amended Satellite Purchase Agreement, including its rights to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., and, subject to certain exceptions, any future material subsidiary that may be formed by Sirius hereafter. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. Pursuant to an amendment dated May 22, 2008, Sirius is required to prepay any loans outstanding upon the occurrence of certain events, including the failure to obtain its FCC license for FM-6 by September 30, 2008. As of June 30, 2008, no loans were outstanding under the Credit Agreement. Sirius is currently eligible to borrow $100 million under the Credit Agreement, representing reimbursement of payments previously made by Sirius under the Amended Satellite Purchase Agreement.

During the three months ended June 30, 2008, we recorded income of $6.1 million for cash received related to a distribution from a bankruptcy claim against a former customer of Loral Skynet. The receivables underlying the claim had previously been written-off or not recognized due to the customer’s bankruptcy. Additional amounts which may be recovered in the future have not been recognized in our statement of operations as their realization has not been assured beyond a reasonable doubt.

See Note 14 — Related Party Transactions — Transactions with Affiliates — Telesat Canada for commitments and contingencies relating to our agreement to indemnify Telesat Canada for certain liabilities and our arrangements with ViaSat, Inc. and Telesat Canada.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty-five of the satellites built by SS/L and launched since 1997 have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

SS/L is building a satellite known as CMBStar under a contract with EchoStar Corporation (“EchoStar”). Satellite construction is substantially complete. EchoStar and SS/L have agreed to suspend final construction of the satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. EchoStar has also stated that it is currently evaluating potential alternative uses for the CMBStar satellite. There can be no assurance that a dispute will not arise as to whether the satellite meets its technical performance specifications or if such a dispute did arise that SS/L would prevail. SS/L believes that it will not incur a material loss with respect to this program.

In November 2004, Galaxy 27 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. In June 2008, Galaxy 26 (formerly Telstar 6) experienced a similar anomaly which caused the loss of power to one of the satellite’s solar arrays. Three other satellites manufactured by SS/L for other customers have designs similar to Galaxy 27 and Galaxy 26 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in the incurrence of warranty payments by SS/L of up to $5 million, of which $0.8 million has been accrued as of June 30, 2008.

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

The plaintiff, Mrs. Babus, died in November 2006, and, in August 2007, her son was substituted as plaintiff in place of his deceased mother. After discussions between the parties in which it was decided not to proceed with a Memorandum of Understanding entered into in March 2007 in light of a further advanced Delaware shareholder litigation (discussed below), the parties have agreed, and the court in an order dated December 5, 2007 ordered, that the Babus lawsuit be stayed pending final resolution of such Delaware shareholder litigation.

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

A trial in this action commenced in early March 2008. Fact testimony was completed in March, expert testimony was completed on May 12, 2008, and oral argument was held on June 20, 2008.

In their post-trial briefs, the Delaware Plaintiffs stated that the relief they were seeking was, among other things, (a) conversion of the preferred stock purchased pursuant to the Securities Purchase Agreement into non-voting common stock at a fair price as of October 16, 2006; (b) an order directing MHR to repay the difference between the $300 million it paid for the preferred stock and the fair value of the non-voting common stock it will receive, with interest; (c) rescission of the Securities Purchase Agreement and elimination of the preferred stock designations from the Loral capital structure; (d) an order directing MHR to disgorge, with interest, the $6.75 million placement fee and other bankers’ and lawyers’ fees paid by Loral to MHR in connection with the preferred stock issuance; (e) an award of attorneys’ fees, costs and expenses, including expert fees, to the Delaware Plaintiffs’ counsel; (f) an order holding the individual director defendants jointly and severally liable for any monetary remedy imposed by the court, including any amounts that MHR does not pay under the proposed remedy; and (g) such other and further relief as the court deems just and proper. If there is a determination of liability, however, the Court of Chancery, which is a court of equity, has wide latitude in determining remedies.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Specifically, the Skynet Noteholder Plaintiffs’ complaint relates to the Securities Purchase Agreement, dated as of October 17, 2006, as amended and restated on February 27, 2007, between Loral and MHR, pursuant to which, in February 2007, funds affiliated with MHR purchased $300 million of Loral Series-1 Preferred Stock from Loral as described in Note 10. In that agreement, among other things, MHR also agreed to cause its affiliated funds, which collectively hold more than one-third of the outstanding Loral Skynet Notes, not to object to a proposed Early Redemption of the Loral Skynet Notes in connection with a transaction such as the Telesat Canada transaction, subject to the consummation of that transaction. The Skynet Noteholder Plaintiffs allege that Loral compensated MHR for the Early Redemption covenant and that MHR did not waive its objection to the provisional call for free. The Skynet Noteholder Plaintiffs further allege that the payment to MHR for the Early Redemption covenant was not offered to any other noteholder, and was a way of paying MHR more than the stated redemption price for the Loral Skynet Notes and evading the non-MHR noteholders’ rights to object to a redemption. The Skynet Noteholder Plaintiffs are seeking, among other things, an order (i) declaring that Defendants violated the covenant of good faith and fair dealing implied in all contracts; (ii) directing the Defendants to pay them a sum not less than $17.9 million in lost interest; (iii) an award of attorneys fees, costs and expenses, including expert fees, to their counsel pursuant to the Indenture; and (iv) granting such other relief as the court deems just and proper.

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

A trial on the merits commenced in early March 2008 together with the trial in the In re: Loral Space and Communications Inc. Consolidated Litigation (discussed above). Fact testimony was completed in March, expert testimony was completed on May 12, 2008, and oral argument was held on June 20, 2008.

Loral believes that the September 5, 2007 Early Redemption is proper in accordance with the terms of the Indenture. Although there can be no assurance as to the outcome of this litigation, Loral believes that the likelihood of an unfavorable outcome is remote, and therefore the Company has not recorded a loss contingency related to this matter.

Informal SEC Inquiry

In June and July 2007, we received letters from the Staff of the Division of Enforcement of the SEC informing the Company that it is conducting an informal inquiry and requesting that the Company provide certain documents and information relating primarily to the Securities Purchase Agreement, dated as of October 17, 2006, as amended and restated on February 27, 2007, between Loral and MHR and activities before and after its execution as well as documents and information relating to the redemption of the Loral Skynet Notes (see Note 9) and documents and information regarding the directors and officers of Loral. The letter advised that the informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. The Company has fully cooperated with the SEC staff during the investigation. In addition, the Company has received requests for indemnification and advancement of expenses from certain of its advisors with respect to costs they may incur as a result of compliance with SEC document requests.

Rainbow DBS Litigation

In March 2001, Loral entered into an agreement (the “Rainbow DBS Sale Agreement”) with Rainbow DBS Holdings, Inc. (“Rainbow Holdings”) pursuant to which Loral agreed to sell to Rainbow Holdings its interest in Rainbow DBS Company, LLC (formerly R/L DBS Company, LLC, “Rainbow DBS”) for a purchase price of $33 million plus interest at an annual rate of 8% from April 1, 2001. Loral’s receipt of this purchase price was, however, contingent on the occurrence of certain events, including without limitation, the sale of substantially all of the assets of Rainbow DBS. At the time of the Rainbow DBS Sale Agreement, Loral’s investment in Rainbow DBS had a carrying value of zero and Loral did not record a receivable or gain from this sale. In November 2005,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rainbow DBS sold its Rainbow 1 satellite and related assets to EchoStar Communications Corporation. Rainbow Holdings, however, informed Loral that it did not believe that Loral was entitled to receive an immediate payment of the purchase price under the Rainbow DBS Sale Agreement as a result of the EchoStar sale transaction. Loral disputed Rainbow Holdings’ interpretation of the agreement and, in September 2005, commenced a lawsuit in the Supreme Court of the State of New York to enforce its rights thereunder. After a jury trial held in January 2007, the jury returned a verdict in favor of Loral, and a final judgment in the amount of $52 million (representing the $33 million purchase price plus interest at 8% from April 1, 2001 through the date of the judgment) was entered by the court on March 12, 2007. Rainbow Holdings filed a motion to set aside the verdict or, in the alternative, a new trial, which motion was denied by the court by order dated March 30, 2007. Rainbow DBS appealed the final judgment and the court’s order denying Rainbow DBS’s motion to set aside the verdict or for a new trial. In February 2008, the Appellate Division, First Department, unanimously affirmed the final judgment and the court’s order denying Rainbow Holding’s motion to set aside the verdict or for a new trial. Rainbow Holdings’ motion for leave to appeal to the Court of Appeals was denied by the Appellate Division on April 8, 2008. On April 15, 2008, Rainbow Holdings moved for leave to appeal directly from the Court of Appeals, which motion was denied by the Court of Appeals on June 25, 2008. On July 1, 2008, Rainbow Holdings paid to Loral the judgment amount plus post-judgment interest for a total of approximately $58 million. Because the realization of this judgment was assured beyond a reasonable doubt as of June 30, 2008, Loral’s statements of operations for the three and six months ended June 30, 2008 include the $58 million gain from this judgment. A third party has asserted a prepetition claim against the Company in the amount of $3 million with respect to the purchase price, which the third party believes is payable in full in cash with interest. The Company believes that the claim is payable in common stock under its plan of reorganization (see “Reorganization Matters” below), although there can be no assurance that the Company will prevail. The effect of the issuance of this common stock was recorded in connection with our fresh-start accounting as of October 1, 2005.

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

Class Action Securities Litigations

In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz in the United States District Court for the Southern District of New York. The

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. The defendant filed an answer in March 2004. Discovery in this case, other than expert discovery, has been completed. Plaintiffs’ motion for class certification was granted on May 14, 2008. In July 2008, defendants filed a motion for summary judgment, plaintiffs’ response is due in September 2008, and oral argument is scheduled for November 2008. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Indemnification Claims.”

In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the court. The defendants filed an answer to the complaint in December 2004. Discovery in this case had been stayed, but the stay ended in June 2008. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Indemnification Claims.”

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

Reorganization Matters

In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and certain of its subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the U.S. Bankruptcy Court for the Southern District of New York (“the Bankruptcy Court”). To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom Corporation or in New Loral common stock for all other claims. As of June 30, 2008, we have resolved all disputed claims that we believe are payable in cash and have reserved approximately 71,000 of the 20 million shares of New Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.

Confirmation of our Plan of Reorganization was opposed by the Official Committee of Equity Security Holders (the “Equity Committee”) appointed in our chapter 11 cases and by the self-styled Loral Stockholders Protective Committee (“LSPC”). Shortly before the hearing to consider confirmation of the Plan of Reorganization, the Equity Committee also filed a motion seeking authority to prosecute an action on behalf of the estates of Old Loral and certain of its subsidiaries seeking to unwind as fraudulent, a guarantee provided by Old Loral in 2001, of certain indebtedness of Loral Orion, Inc. (the “Motion to Prosecute”). By separate Orders dated August 1, 2005, the Bankruptcy Court confirmed the Plan of Reorganization (the “Confirmation Order”) and denied the Motion to Prosecute (the “Denial Order”). On or about August 10, 2005, the LSPC appealed (the “Confirmation Appeal”) to the United States District Court for the Southern District of New York (the “District Court”) the Confirmation Order and the Denial Order. On February 3, 2006, we filed with the District Court a motion to dismiss the Confirmation Appeal. On May 26, 2006, the District Court granted our motion to dismiss the Confirmation Appeal. The LSPC subsequently filed a motion for reconsideration of such dismissal, which the District Court denied on June 14, 2006 (the “Reconsideration Order”). On or about July 12, 2006, a person purportedly affiliated with the LSPC appealed the dismissal of the Confirmation Appeal and the Reconsideration Order to the United States Court of Appeals for the Second Circuit (the “Second Circuit Confirmation Appeal”). On February 22, 2008, the Second Circuit affirmed the District Court’s judgment dismissing the Confirmation Appeal and the Reconsideration Order, and, on May 16, 2008, the Second Circuit denied such person’s petition for a rehearing. On August 2, 2008, such person filed, and, on August 6, 2008, the United States Supreme Court granted, an application to extend the time to file a petition for a writ of certiorari until October 13, 2008.

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

12.	Income (Loss) Per Share

The following table sets forth below the commutation of basic and diluted loss per share (in thousands, expect per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Basic:
Net income (loss) applicable to common shareholders	$45,851	$14,031	$(31,354)	$(29,332)

Weighted average common shares outstanding	20,169	20,070	20,162	20,055

Basic income (loss) per share	$2.27	$0.70	$(1.56)	$(1.46)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Diluted:
Net income (loss) applicable to common shareholders	$45,851	$14,031	$(31,354)	$(29,332)
Plus:
Dividends on Loral Series-1 Preferred Stock	814	5,669	—	—
Beneficial conversion feature related to dividends on Loral Series-1 Preferred Stock	—	927	—	—

Net income (loss) for diluted	$46,665	$20,627	$(31,354)	$(29,332)

Common and potential common shares:
Weighted average common shares outstanding	20,169	20,070	20,162	20,055
Assumed exercise of stock options	—	473	—	—
Unvested restricted stock awards	—	20	—	—
Assumed conversion of Loral Series-1 Preferred Stock	1,445	10,031	—	—

Common and potential common shares	21,614	30,594	20,162	20,055

Diluted income (loss) per share	$2.16	$0.67	$(1.56)	$(1.46)

The assumed exercise of stock options and restricted stock awards are not included in the calculation of diluted loss per share for the three months ended June 30, 2008 and the six months ended June 30, 2008 and 2007, because their effect would have been antidilutive. Additionally, the Loral Series-1 Preferred Stock, issued February 27, 2007, was not included in the calculation of diluted loss per share for the six months ended June 30, 2008 and 2007, because its effect would have been antidilutive. As of June 30, 2008, there were 2,034,202 stock options outstanding (the exercise price of all options outstanding exceeds the market price of our common stock as of June 30, 2008) and 118,312 shares of restricted stock. As of June 30, 2008, the 937,730 outstanding shares of Loral Series B-1 Preferred Stock are not convertible into common stock.

13.	Segments

Loral is organized into two operating segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat Canada for the three and six months ended June 30, 2008. Although we analyze Telesat Canada’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat Canada’s results as equity in net losses of affiliates.

Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate for the three and six months ended June 30, 2008. We retained our investment in XTAR, and it was not transferred to Telesat Canada in connection with the Telesat Canada transaction.

We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock based compensation) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gain on foreign exchange contracts; gain on litigation recovery; impairment of available for sale securities; other income (expense); equity in net losses of affiliates; and minority interest.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gain on foreign exchange contracts, gain on litigation recovery, impairment of available for sale securities, other income (expense), equity in net losses of affiliates and minority interest. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows:

Three Months Ended June 30, 2008

	Satellite	Satellite
	Manufacturing	Services(1)	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$178.8	$172.4		$351.2
Intersegment revenues(3)	31.4	—		31.4

Operating segment revenues	$210.2	$172.4		382.6

Intercompany eliminations(4)				(2.1)
Affiliate eliminations(1)				(172.4)

Revenues as reported				$208.1

Segment Adjusted EBITDA before eliminations	$10.2	$111.8	$(1.5)	$120.5

Intercompany eliminations(4)				(0.4)
Affiliate eliminations(1)				(105.6)

Adjusted EBITDA				14.5
Depreciation and amortization				(10.0)

Operating income				4.5
Interest and investment income				1.9
Interest expense				(0.3)
Gain on litigation recovery				58.3
Impairment on available for sale securities				(3.5)
Other income (expense)				(0.2)
Income tax provision				(11.6)
Equity in net income (losses) of affiliates		$7.0	$(4.1)	2.9

Net income				$52.0

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2008

	Satellite	Satellite
	Manufacturing	Services(1)	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$378.1	$338.9		$717.0
Intersegment revenues(3)	51.9	—		51.9

Operating segment revenues	$430.0	$338.9		768.9

Intercompany eliminations(4)				(3.4)
Affiliate eliminations(1)				(338.9)

Revenues as reported				$426.6

Segment Adjusted EBITDA before eliminations	$14.9	$211.2	$(6.3)	$219.8

Intercompany eliminations(4)				(0.6)
Affiliate eliminations(1)				(205.0)

Adjusted EBITDA				14.2
Depreciation and amortization				(20.5)

Operating loss				(6.3)
Interest and investment income				8.3
Interest expense				(0.7)
Gain on litigation recovery				58.3
Impairment on available for sale securities				(3.5)
Other income (expense)				(0.3)
Income tax provision				(13.4)
Equity in net losses of affiliates		$(53.3)	$(8.4)	(61.7)

Net loss				$(19.3)

Other Data:
Segment total assets	$905.3	$5,827.4	$262.0	$6,994.7
Affiliate eliminations(1)	—	(5,401.5)	—	(5,401.5)

Total assets as reported(5)	$905.3	$425.9	$262.0	$1,593.2

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended June 30, 2007

	Satellite	Satellite
	Manufacturing	Services	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$191.3	$34.7		$226.0
Intersegment revenues	18.9	0.7		19.6

Operating segment revenues	$210.2	$35.4		245.6

Eliminations(4)				(19.6)

Operating revenues as reported				$226.0

Segment Adjusted EBITDA before eliminations	$12.8	$13.7	$(8.5)	$18.0

Eliminations(4)				(0.9)

Adjusted EBITDA				17.1
Depreciation and amortization(5)	$(10.1)	$(13.1)	$(9.0)	(32.2)

Operating loss				(15.1)
Interest and investment income				10.6
Interest expense				(2.2)
Gain on foreign exchange contracts				61.5
Other income (expense)				0.2
Income tax provision				(28.4)
Equity income in affiliates				0.5
Minority Interest				(6.5)

Net income				$20.6

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2007

	Satellite	Satellite
	Manufacturing	Services	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$379.0	$67.5		$446.5
Intersegment revenues	31.6	1.4		33.0

Operating segment revenues	$410.6	$68.9		479.5

Eliminations(4)				(33.0)

Operating revenues as reported				$446.5

Segment Adjusted EBITDA before eliminations	$20.2	$25.6	$(17.2)	$28.6

Eliminations(4)				(3.6)

Adjusted EBITDA				25.0
Depreciation and amortization(5)	$(16.2)	$(26.2)	$(9.5)	(51.9)

Operating loss				(26.9)
Interest and investment income				17.2
Interest expense				(5.0)
Gain on foreign exchange contracts				65.5
Other income (expense)				0.2
Income tax provision				(31.8)
Equity loss in affiliates				(1.9)
Minority Interest				(13.5)

Net income				$3.8

Other Data:
Total assets(5)	$964.9	$789.2	$301.8	$2,055.9

(1)	Satellite Services for 2008 represents Telesat Canada for the three and six months ended June 30, 2008. Affiliate eliminations represent the elimination of amounts attributable to Telesat Canada whose results are reported in our condensed consolidated statement of operations as equity in net losses of affiliates and in our condensed consolidated balance sheet as investment in affiliates.

(2)	Represents corporate expenses incurred in support of our operations. Corporate, for 2008, also includes our equity investment in XTAR.

(3)	In 2008, intersegment revenues includes $29.1 million and $48.4 million for the three and six months ended June 30, 2008, respectively, of revenue from affiliates.

(4)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Satellite Services.

(5)	Amounts are presented after the elimination of intercompany profit. Total assets as of June 30, 2008 includes $226.4 million of goodwill for Satellite Manufacturing. In addition, total assets as reported excludes $2.4 billion of satellite services goodwill related to Telesat Canada as of June 30, 2008.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions

Transactions with Affiliates

Telesat Canada

As described in Note 7, we own 64% of Telesat Canada and account for our investment under the equity method of accounting.

SS/L has contracts with Telesat Canada for the construction of the Nimiq 5 and Telstar 11N satellites. SS/L has also agreed to procure a launch vehicle on behalf of Telesat Canada for Telstar 11N. SS/L recorded revenues from Telesat of $29.1 million and $48.4 million for the three and six months ended June 30, 2008, respectively. SS/L received milestone payments from Telesat Canada totaling $54 million for the six months ended June 30, 2008. Amounts receivable by SS/L from Telesat Canada as of June 30, 2008 were $3.6 million related to the construction of these satellites.

On October 31, 2007, Loral and Telesat Canada entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat Canada certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat Canada as part of the Telesat Canada transaction as well as with respect to certain aspects of the satellite communications business of Telesat Canada. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat Canada will pay Loral an annual fee of US$5,000,000, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat Canada’s bank or bridge facilities or certain other debt obligations prevent Telesat Canada from paying such fees in cash, Telesat Canada can issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses for the three and six months ended June 30, 2008, included income of $1.25 million and $2.5 million, respectively, related to the Consulting Agreement. We also have a receivable related to the Consulting Agreement from Telesat Canada of $3.4 million as of June 30, 2008.

In connection with the Telesat Canada transaction, Loral has indemnified Telesat Canada for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of June 30, 2008 and December 31, 2007 we had recognized liabilities of approximately $6.9 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $7.0 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.

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

A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. The aggregate cost to us for the foregoing is estimated to be approximately $60 million. SS/L has commenced construction of the ViaSat-1 satellite. For the three and six months ended June 30, 2008 we recorded related party sales of $12.4 million and $19.5 million, respectively. Loral’s share of costs incurred by SS/L on the ViaSat-1 satellite was $2.9 million as of June 30, 2008 which is reflected as satellite capacity under construction in property, plant and equipment.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Under the agreement, SS/L makes monthly payments to Telesat Canada for the transponders allocated to ChinaSat. As of June 30, 2008 and December 31, 2007, our consolidated balance sheet included a liability of $10.7 million and $11.5 million, respectively, for the future use of these transponders. During the three and six months ended June 30, 2008 we made payments of $0.7 million and $1.4 million, respectively, to Telesat Canada pursuant to the agreement.

Costs of satellite manufacturing for sales to related parties were $35.5 million and $59.0 million for the three and six months ended June 30, 2008, respectively. Costs of satellite manufacturing for sales to related parties were $0 and $0.4 million for the three and six months ended June 30, 2007, respectively.

XTAR

As described in Note 7 we own 56% of XTAR, a joint venture between us and Hisdesat and account for our investment in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of June 30, 2008 and December 31, 2007 were $1.4 million and $1.6 million, respectively. During the quarter ended March 31, 2008, Loral and XTAR agreed to defer receivable amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat Canada. Our selling, general and administrative expenses included income of $0.4 million and $0.6 million under this agreement for the three and six months ended June 30, 2008, respectively, and no amounts for the three and six months ended June 30, 2007, respectively.

MHR

Three of the managing principals of MHR, Mark H. Rachesky, Hal Goldstein and Sai S. Devabhaktuni, are members of Loral’s board of directors and MHR has the right, which it has not exercised, to nominate one additional member to Loral’s board. As of June 30, 2008, various funds affiliated with MHR held all issued and outstanding shares of Loral Series-1 Preferred Stock (issued in February 2007) which, if converted to common stock, would represent, when taken together with holdings by MHR or its affiliated funds of common stock of Loral at such time, approximately 57.9% of the common stock of Loral. However, the terms of the preferred stock are designed so that, prior to certain change of control events of Loral, any shares of common stock issuable to MHR or its affiliated funds upon conversion of such preferred stock, when taken together with holdings by MHR or its affiliated funds of common stock of Loral at such time, will not represent more than 39.999% of the aggregate voting power of the securities of Loral. Various funds affiliated with MHR held, as of June 30, 2008 and December 31, 2007, approximately 35.4% of the outstanding common stock of Loral. Information on dividends and interest paid to the funds affiliated with MHR, with respect to their holdings of the Loral Skynet Preferred Stock (redeemed

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 5, 2007), Loral Skynet Notes (redeemed September 5, 2007) and Loral Series-1 Preferred Stock for the three and six months ended June 30, 2008 and 2007, is as follows (in millions, except share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Loral Skynet Preferred Stock
Dividends paid in cash	$—	$—	$—	$0.7
Dividends paid in the form of additional shares
— Number of shares	—	—	—	21,140
— Amount	$—	$—	$—	$4.2
Loral Skynet Notes
Interest payments on Loral Skynet Notes	—	—	—	$3.9
Loral Series-1 Preferred Stock
Dividends paid in cash	$—	$—	$—	$—
Dividends paid in the form of additional shares
— Number of shares	19,915	9,326	39,465	9,326
— Amount	$6.0	$2.8	$11.9	$2.8

Funds affiliated with MHR own preferred stock convertible currently into approximately 18.2% of the common stock of Protostar Ltd. (“Protostar”) assuming the conversion of all issued and outstanding shares of preferred stock. Upon conversion of such preferred stock, such funds would own 8.9% of the common stock of Protostar on a fully-diluted basis assuming the exercise or conversion, as the case may be, of all currently outstanding shares of preferred stock, convertible notes and warrants. MHR has the right (which has not yet been exercised) to nominate one of nine directors to Protostar’s board of directors. Such funds are also participants in Protostar’s $200,000,000 credit facility, dated March 19, 2008, with an aggregate participation of $6,041,000. Protostar acquired the Chinasat 8 satellite from China Telecommunications Broadcast Satellite Corporation and China National Postal and Telecommunications Appliances Corporation under an agreement reached in 2006, and, pursuant to a contract with Protostar valued at $26 million, SS/L is modified the satellite to meet Protostar’s needs. This satellite, renamed Protostar I, was launched on July 8, 2008 from the European Spaceport in Kourou, French Guiana.

Other Relationships

During the first quarter of 2008, the Company paid a termination fee of $285,000 under a consulting agreement with Dean A. Olmstead, who resigned from the Board of Directors on January 10, 2008. Mr. Olmstead earned total compensation of $298,000 and $438,000 for the three and six months ended June 30, 2007, respectively.

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

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, in 2007 SS/L commenced a capacity expansion program through which SS/L is seeking to accommodate as many as 13 satellite awards per year depending on the complexity and timing of the specific satellites awarded. The expansion plan also provides for greater in-house manufacturing of RF components and subassemblies. This expansion, which includes the use of third party offsite capacity and the upgrading of existing SS/L satellite test operations and RF assembly and test operations, is estimated to require total incremental capital expenditures of approximately $30 million. In February 2008, SS/L and Northrop Grumman announced that they are pursuing a group of initiatives to broaden each company’s opportunities to provide the U.S. government with cost competitive satellite systems. As part of these initiatives, Northrop Grumman has agreed in principle to the use by SS/L of its satellite test facilities and services, which would allow Loral to better manage its capital expenditures for facilities expansion at SS/L and the related cash flow requirements associated with that expansion.

The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,400 personnel is one of our key competitive resources.

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

Telesat Canada has twelve in-orbit satellites, comprised of nine owned and three leased satellites. The owned satellites have an average of approximately 54% of their manufacturer’s expected total service life remaining, with an average remaining manufacturer’s service life in excess of 7.5 years. Three additional satellites, two of which are under construction at SS/L, are currently scheduled for launch in 2008 and 2009. Nimiq 4, which is ready for launch, and Nimiq 5, one of the two satellites under construction, are already 100% contracted for 15 years or such later date as the customer may request: Nimiq 4 to Bell ExpressVu and Nimiq 5 to Bell Express Vu and EchoStar. The March 14, 2008 failure of a Proton rocket to lift its satellite payload to the appropriate orbit will cause a delay in the planned launch of the Nimiq 4 satellite, originally scheduled to be launched on a Proton rocket in mid-2008. Nimiq 4 is now scheduled for launch late in the third quarter of 2008, subject to the successful completion of the next Proton launch mission scheduled earlier in the third quarter. The launch of Nimiq 5, which had been planned for the second half of 2009, may likewise also be delayed as a result of this launch failure. These launch delays will adversely affect Telesat Canada’s financial performance for 2008 and potentially 2009 and 2010 and will defer the backlog run-off previously anticipated. It is not possible to quantify the impact of these delays until more information about the Proton failure and the resumption of the launch schedule becomes available.

As a result of the closing of the Telesat Canada transaction, Loral holds a 64% economic interest and a 33 1/3% voting interest in the world’s fourth largest satellite operator with approximately $5.0 billion of backlog as of June 30, 2008. The integration of Loral Skynet’s and Telesat Canada’s operations offers customers expanded satellite and terrestrial coverage while continuing to offer superior customer service. We believe that this transaction allows the combined company to compete more effectively in the FSS industry than either Loral Skynet or Telesat Canada would have been able to do on its own.

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

Future Outlook

Critical success factors for SS/L include maintaining its reputation for reliability, quality and superior customer service. These factors are vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs and maximize efficiencies. SS/L is focused on increasing bookings and backlog, while maintaining the cost efficiencies and process improvements realized over the past several years. In addition, SS/L must continue to align its direct workforce with the level of awards. In order to complete construction of all the satellites in backlog and to accommodate long-term growth, SS/L will need, and is hiring additional staff. Long-term growth at SS/L will also require completion of the capacity expansion program and working capital, primarily for the orbital component of the satellite contract which is payable to SS/L over the life of the satellite.

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

Telesat Canada believes its existing satellite fleet offers a strong combination of existing backlog, contracted revenue growth on the in-construction satellites Nimiq 4 and Nimiq 5 and additional capacity (on the existing satellites and Telstar 11N) that provides a solid foundation upon which it will seek to grow its revenues and cash flows.

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

For 2008, Telesat Canada is focused on the execution of its business plan to serve its customers and the markets in which it participates, the sale of capacity on its existing satellites, the continuing execution of its integration plan to achieve operating efficiencies, and on the launch of Nimiq 4 and the completion and launch of its two in-construction satellites (Telstar 11N and Nimiq 5).

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2008.

Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA (see Note 13 to the financial statements) reflects the results of our operating business segments for the three and six months ended June 30, 2008 and 2007. The balance of the discussion relates to our consolidated results, unless otherwise noted.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock based compensation) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gain on foreign exchange contracts; gain on litigation recovery; impairment of available for sale securities; other income (expense); equity in net losses of affiliates; and minority interest.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gain on foreign exchange contracts, gain on litigation recovery, impairment of available for sale securities, other income (expense), equity in net losses of affiliates and minority interest. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

Loral is organized into two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat Canada for the three and six months ended June 30, 2008. Although we analyze Telesat Canada’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat Canada’s results as equity in net income (losses) of affiliates.

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements (in millions):

Revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions)		(In millions)

Satellite Manufacturing	$210.2	$210.2	$430.0	$410.6
Satellite Services	172.4	35.4	338.9	68.9

Segment revenues	382.6	245.6	768.9	479.5
Eliminations(1)	(2.1)	(19.6)	(3.4)	(33.0)
Affiliate eliminations(2)	(172.4)	—	(338.9)	—

Revenues as reported(3)	$208.1	$226.0	$426.6	$446.5

Revenues from Satellite Manufacturing before eliminations remained level for the three months ended June 30, 2008 as compared to 2007, primarily as a result of increased revenues from new orders offset by reduced revenue from programs completed or nearing completion. Satellite Services segment revenue increased by $137 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily due to the inclusion of Telesat Canada’s revenues in 2008.

Revenues from Satellite Manufacturing before eliminations increased by $19 million for the six months ended June 30, 2008 as compared to 2007, primarily as a result of increased revenues from new orders received partially offset by reduced revenue from programs completed or nearing completion. Satellite Services segment revenue increased by $270 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily due to the inclusion of Telesat Canada’s revenues in 2008.

Adjusted EBITDA:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)		(In millions)

Satellite Manufacturing	$10.2	$12.8	$14.9	$20.2
Satellite Services	111.8	13.7	211.2	25.6
Corporate expenses(4)	(1.5)	(8.5)	(6.3)	(17.2)

Segment Adjusted EBITDA before eliminations	120.5	18.0	219.8	28.6
Eliminations(1)	(0.4)	(0.9)	(0.6)	(3.6)
Affiliate eliminations(2)	(105.6)	—	(205.0)	—

Adjusted EBITDA	$14.5	$17.1	$14.2	$25.0

Satellite Manufacturing segment Adjusted EBITDA decreased $3 million for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. The decrease was primarily due to increased research and development expenses of $6 million for satellite control and product payload improvements and increased marketing related expenses of $2 million due to a higher volume of bid opportunities in 2008, partially offset by forward loss recognition of $3 million in 2007 related to satellite programs awarded in 2007 and other cost reductions of $2 million in 2008. Satellite Services segment Adjusted EBITDA increased by $98 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily due to the inclusion of Telesat Canada’s operating results in 2008. Corporate expenses decreased $7 million for the three months ended June 30, 2008 as compared to June 30, 2007, primarily due to reductions of $2 million for deferred compensation due to the decline in the market price of our common stock, $3 million of legal costs, and $2 million of increased management fees earned for consulting services provided to affiliates.

Satellite Manufacturing segment Adjusted EBITDA decreased $5 million for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. The decrease was primarily due to increased research and development expenses of $5 million for satellite control and product payload improvements and increased marketing related expenses of $5 million due to a higher volume of bid opportunities, partially offset by the increased margin of $3 million on higher sales volume in 2008, and decreased general and administrative expenses of $2 million. Satellite Services segment Adjusted EBITDA increased by $185 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily due to the inclusion of Telesat Canada’s operating results in 2008. Corporate expenses decreased $11 million for the six months ended June 30, 2008 as compared to June 30, 2007, primarily due to reductions of $4 million for deferred compensation due to the decline in the market price of our common stock, $4 million of legal costs, and $3 million of increased management fees earned for consulting services provided to affiliates.

Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions)		(In millions)

Adjusted EBITDA	$14.5	$17.1	$14.2	$25.0
Depreciation and amortization(5)	(10.0)	(32.2)	(20.5)	(51.9)

Operating income (loss)	4.5	(15.1)	(6.3)	(26.9)
Interest and investment income	1.9	10.6	8.3	17.2
Interest expense	(0.3)	(2.2)	(0.7)	(5.0)
Gain on foreign exchange contracts	—	61.5	—	65.5
Gain on litigation recovery	58.3	—	58.3	—
Impairment of available for sale securities	(3.5)	—	(3.5)	—
Other income (expense)	(0.2)	0.2	(0.3)	0.2
Income tax provision	(11.6)	(28.4)	(13.4)	(31.8)
Equity in net income (losses) of affiliates	2.9	0.5	(61.7)	(1.9)
Minority interest	—	(6.5)	—	(13.5)

Net income (loss)	$52.0	$20.6	$(19.3)	$3.8

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for Loral and its wholly owned subsidiaries and for Satellite Services leasing transponder capacity to SS/L.

(2)	Represents the elimination of amounts attributed to Telesat Canada whose results are reported in our consolidated statements of operations as equity in net losses of affiliates.

(3)	Includes revenues from affiliates of $29.1 million and nil for the three months ended June 30, 2008 and 2007, respectively, and $48.4 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

(4)	Represents corporate expenses incurred in support of our operations and continuing expenses related to the remaining bankruptcy matters.

(5)	Includes non-cash stock based compensation of $1.4 million and $3.5 million for the three and six months ended June 30, 2008, respectively and $10.3 million for the three and six months ended June 30, 2007, respectively, as a result of shareholder approval of the Stock Incentive Plan amendments on May 22, 2007 (see Note 10 to the financial statements).

Three Months Ended June 30, 2008 Compared With June 30, 2007

The following compares our consolidated results of operations for the three months ended June 30, 2008 and 2007 as presented in our financial statements (in millions):

Revenues from Satellite Manufacturing

	Three Months
	Ended June 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$210	$210
Eliminations	(2)	(19)	(88)%

Revenues from Satellite Manufacturing as reported	$208	$191	9%

Revenues from Satellite Manufacturing before eliminations remained even for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily as a result of $56 million of revenue from $720 million of new orders received subsequent to June 30, 2007, offset by $56 million of reduced revenue from programs completed or nearing completion which were awarded in earlier periods. Eliminations for the three months ended June 30, 2008, consist primarily of revenues applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (See Note 14 to the financial statements). Eliminations for the three months ended June 30, 2007 consisted primarily of revenues recorded for the construction of Telstar 11N, a satellite being manufactured by SS/L for Loral Skynet. As a result, revenues from Satellite Manufacturing as reported increased $17 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Revenues from Satellite Services

	Three Months
	Ended June 30,
	2008	2007
	(In millions)

Revenues from Satellite Services	$—	$36
Eliminations	—	(1)

Revenues from Satellite Services as reported	$—	$35

The revenue decrease resulted from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

Cost of Satellite Manufacturing

	Three Months
	Ended June 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$175	$163	7%
Depreciation and amortization	9	10	(14)%

Total cost of Satellite Manufacturing as reported	$184	$173	6%

Cost of Satellite Manufacturing as a% of Satellite Manufacturing revenues as reported	88%	90%

Cost of Satellite Manufacturing as reported increased $11 million for the three months ended June 30, 2008 as compared to 2007. Cost of Satellite Manufacturing before specific identified charges shown above increased

$12 million for the three months ended June 30, 2008 as compared to 2007, primarily due to costs of $16 million for Telstar 11N which prior to the Telesat Canada transaction were eliminated, partially offset by the recognition of a forward loss in 2007 of $3 million. Depreciation and amortization expense decreased $1 million for the three months ended June 30, 2008 as compared to 2007 as a result of lower amortization of stock based compensation related to restricted stock grants made to employees in 2007.

Cost of Satellite Services

	Three Months
	Ended
	June 30,
	2008	2007
	(In millions)

Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$—	$12
Depreciation and amortization	—	13

Total cost of Satellite Services as reported	$—	$25

Cost of Satellite Services as a% of Satellite Services revenues as reported		74%

The decrease in cost of satellite services resulted from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

Selling, General and Administrative Expenses

	Three Months
	Ended June 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Selling, general and administrative expenses	$26	$43	(40)%

% of revenues as reported	12%	19%

Selling, general and administrative expenses decreased by $17 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This was due primarily to a decrease of $9 million as a result of the contribution of Loral Skynet to Telesat Canada on October 31, 2007, decreased stock based compensation of $8 million, primarily related to grants approved by our shareholders in May 2007 and lower Corporate expenses including reductions of $3 million of legal costs, $2 million for deferred compensation due to the decline in the market price of our common stock and $2 million of increased management fees earned for consulting services provided to affiliates, partially offset by increases at SS/L for research and development expenses of $6 million and marketing related expenses of $2 million due to a higher volume of bid opportunities in 2008.

Gain on Recovery from Customer Bankruptcy

During the three months ended June 30, 2008 we recorded income of $6 million related to a distribution from a bankruptcy claim against a former customer of Loral Skynet. The receivables underlying the claim had been previously written-off or not recognized due to the customer’s bankruptcy.

Interest and Investment Income

	Three Months
	Ended
	June 30,
	2008	2007
	(In millions)

Interest and Investment Income	$2	$11

Interest and investment income decreased $9 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease was due mainly to reduced cash and investment balances ($135 million on the balance sheet at June 30, 2008 as compared to $526 million on the balance sheet at June 30, 2007) as a result of the funding of the Telesat transaction, tax payments, pension plan funding and the use of cash required to fund the operations of SS/L. The completion of the $300 million preferred stock financing in February 2007 increased Loral’s cash investment position in 2007 (see Note 10 to the financial statements). In addition, interest and investment income decreased due to the decline in investment rates of over 250 basis points for the 2008 period vs. the 2007 period.

Interest Expense

	Three Months
	Ended
	June 30,
	2008	2007
	(In millions)
Interest cost before capitalized interest	$—	$5
Capitalized interest	—	(3)

Interest expense	$—	$2

Interest cost before capitalized interest decreased by $5 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily due to reduced interest expense as a result of Loral’s contribution of Loral Skynet to Telesat Canada on October 31, 2007. Capitalized interest decreased $3 million due to the contribution of the Telstar 11N satellite to Telesat Canada on October 31, 2007 in connection with the Telesat Canada transaction.

Gain on Foreign Exchange Contracts

In the three months ended June 30, 2007, we recorded an unrealized gain of $62 million reflecting the change in the fair value of the currency swaps and the change in the fair value of the forward contracts entered into by Loral Skynet relating to the Telesat Canada transaction (See Note 5 to the financial statements).

Gain on Litigation Recovery

During the three months ended June 30, 2008, we recorded income of $58 million related to a gain on litigation recovery from Rainbow DBS (see Note 11 to the financial statements).

Impairment of Available for Sale Securities

During the three months ended June 30, 2008, we recorded an impairment charge of $3.5 million to reflect an other-than-temporary decline in the value of our investment in Globalstar Inc. common stock (see Note 7 to the financial statements).

Other Income (Expense)

Other income (expense) includes gains and (losses) on foreign currency transactions other than those related to the Telesat Canada transaction.

Income Tax Provision

During 2008 and 2007, we continued to maintain a 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards and certain state tax benefits. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the balance of our valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the three months ended June 30, 2008 we recorded a reduction to goodwill in the amount of $0.6 million related to the reduction of our valuation allowance as of October 1, 2005.

For the three months ended June 30, 2008 and 2007, our income tax provision was $11.6 million and $28.4 million, respectively. The decrease of $16.8 million is primarily attributable to the benefits received in 2008 from the utilization of tax losses and certain state tax adjustments.

Equity in Net Income (Losses) of Affiliates

	Three Months
	Ended June 30,
	2008	2007
	(In millions)

Telesat	$7	$—
XTAR	(4)	(3)
Other	—	3

	$3	$—

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

Summary financial information for Telesat Canada for the three months ended June 30, 2008 in accordance with U.S. GAAP follows (in U.S. $ millions):

Three Months
Ended June 30, 2008

Statement of Operations Data:
Revenues	$172.4
Operating expenses	(123.5)
Operating income	48.9
Interest expense	(53.3)
Other income	39.8
Income tax provision	(20.3)
Net income	15.1

Other income included a non-cash foreign exchange gain of $21 million and a non-cash gain on financial instruments of $18 million for the three months ended June 30, 2008.

Telesat Canada’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat Canada’s main currency exposures as of June 30, 2008, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent weakening of the Canadian dollar against the U.S. dollar at June 30, 2008 would have decreased Telesat Canada’s net income for the three months ended June 30, 2008 by approximately $25 million, while a 5% strengthening of the Canadian dollar against the U.S. dollar at June 30, 2008 would have increased Telesat Canada’s net income by approximately $24 million.

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

Minority Interest

Minority interest decreased $6 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to the redemption of the Loral Skynet Preferred Stock in connection with the Telesat Canada transaction.

Six Months Ended June 30, 2008 Compared With June 30, 2007

Revenues from Satellite Manufacturing

	Six Months
	Ended June 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$430	$411	5%
Eliminations	(3)	(32)	(89)%

Revenues from Satellite Manufacturing as reported	$427	$379	13%

Revenues from Satellite Manufacturing before eliminations increased $19 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily as a result of $80 million of revenue from $720 million of new orders received subsequent to June 30, 2007, partially offset by $61 million of reduced revenue from programs completed or nearing completion which were awarded in earlier periods. Eliminations for the six months ended June 30, 2008, consist primarily of revenues applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (See Note 14 to the financial statements). Eliminations for the six months ended June 30, 2007 consisted primarily of revenues recorded for the construction of Telstar 11N, a satellite being manufactured by SS/L for Loral Skynet. As a result, revenues from Satellite Manufacturing as reported increased $48 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Revenues from Satellite Services

	Six Months
	Ended June 30,
	2008	2007
	(In millions)

Revenues from Satellite Services	$—	$69
Eliminations	—	(1)

Revenues from Satellite Services as reported	$—	$68

The revenue decrease resulted from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

Cost of Satellite Manufacturing

	Six Months
	Ended June 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$374	$331	13%
Depreciation and amortization	17	16	7%

Total cost of Satellite Manufacturing as reported	$391	$347	13%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	92%	92%

Cost of Satellite Manufacturing as reported increased $44 million for the six months ended June 30, 2008 as compared to 2007. Cost of Satellite Manufacturing before specific identified charges shown above increased $43 million for the six months ended June 30, 2008 as compared to 2007. This increase is primarily due to $13 million of increased costs from additional revenue during 2008 and $27 million of costs for Telstar 11N which prior to the Telesat Canada transaction were eliminated. Depreciation and amortization expense increased $1 million, primarily as a result of amortization of restricted stock units awarded in 2007.

Cost of Satellite Services

	Six Months
	Ended
	June 30,
	2008	2007
	(In millions)

Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$—	$24
Depreciation and amortization	—	26

Total cost of Satellite Services as reported	$—	$50

Cost of Satellite Services as a % of Satellite Services revenues as reported		75%

The decrease in cost of satellite services resulted from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

Selling, General and Administrative Expenses

	Six Months
	Ended June 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Selling, general and administrative expenses	$48	$76	(37)%

% of revenues as reported	11%	17%

Selling, general and administrative expenses decreased by $28 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This was due primarily to a decrease of $19 million as a result of the contribution of Loral Skynet to Telesat Canada on October 31, 2007, and lower Corporate expenses including reductions of $4 million for deferred compensation due to the decline in the market price of our common stock, $4 million of legal costs, decreased stock based compensation of $6 million related to grants approved by shareholders in May 2007, $3 million of increased management fees earned for consulting services provided to affiliates, and $2 million decreased general and administrative costs at SS/L, partially offset by increases at SS/L of $5 million for research and development and increased marketing related expenses of $5 million due to a higher volume of bid opportunities.

Gain on Recovery from Customer Bankruptcy

During the three months ended June 30, 2008 we recorded income of $6 million related to a distribution from a bankruptcy claim against a former customer of Loral Skynet. The receivables underlying the claim had been previously written-off or not recognized due to the customer’s bankruptcy.

Interest and Investment Income

	Six Months
	Ended
	June 30,
	2008	2007
	(In millions)

Interest and investment income	$8	$17

Interest and investment income decreased $8 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This decrease was due mainly to reduced cash and investment balances ($135 million on the balance sheet at June 30, 2008 as compared to $526 million on the balance sheet at June 30, 2007) as a result of the funding of the Telesat transaction, tax payments, pension plan funding and the use of cash required to fund the operations of SS/L. The completion of the $300 million preferred stock financing in February 2007 increased Loral’s cash investment position in 2007 (see Note 10 to the financial statements). In addition, interest and investment income decreased due to the decline in investment rates of over 200 basis points for the 2008 period vs. the 2007 period. This decrease was partially offset by an increase of $3 million from accelerated amortization of fair value adjustments resulting from the early payment of orbital incentives by a customer in the first quarter of 2008.

Interest Expense

	Six Months
	Ended
	June 30,
	2008	2007
	(In millions)

Interest cost before capitalized interest	$1	$11
Capitalized interest	—	(6)

Interest expense	$1	$5

Interest cost before capitalized interest decreased by $10 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily due to reduced interest expense as a result of Loral’s contribution of Loral Skynet to Telesat Canada on October 31, 2007. Capitalized interest decreased $6 million due to the contribution of the Telstar 11N satellite to Telesat Canada on October 31, 2007 in connection with the Telesat Canada transaction.

Gain on Foreign Exchange Contracts

In the six months ended June 30, 2007, we recorded an unrealized gain of $65 million reflecting the change in the fair value of the currency swaps and the change in the fair value of the forward contracts entered into by Loral Skynet relating to the Telesat Canada transaction (See Note 5 to the financial statements).

Gain on Litigation Recovery

During the six months ended June 30, 2008, we recorded income of $58 million related to a gain on litigation recovery from Rainbow DBS (see Note 11 to the financial statements).

Impairment of Available for Sale Securities

During the six months ended June 30, 2008, we recorded an impairment charge of $3.5 million to reflect an other-than-temporary decline in the value of our investment in Globalstar Inc. common stock (see Note 7 to the financial statements).

Other Income (Expense)

Other income (expense) includes gains and (losses) on foreign currency transactions other than those related to the Telesat Canada transaction.

Income Tax Provision

During 2008 and 2007, we continued to maintain a 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards and certain state tax benefits. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the balance of our valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the three and six months ending June 30, 2008 we recorded a reduction to goodwill in the amount of $0.6 million related to the reduction of our valuation allowance as of October 1, 2005.

For the six months ended June 30, 2008 and 2007, our income tax provision was $13.4 million and $31.8 million, respectively. The difference of $18.4 million is primarily attributable to the benefits received in 2008 from the utilization of tax losses and certain state tax adjustments and an additional valuation allowance required in 2007 as a result of having reversed deferred tax liabilities from accumulated other comprehensive income. The additional valuation allowance was $0.8 million and $3.2 million for 2008 and 2007, respectively.

Equity in Net Income (Losses) of Affiliates

	Six Months Ended June 30,
	2008	2007
	(In millions)

Telesat	$(53)	$—
XTAR	(8)	(5)
Other	—	3

	$(61)	$(2)

Summary financial information for Telesat Canada for the six months ended June 30, 2008 in accordance with U.S. GAAP follows (in U.S. $ millions):

Six Months
Ended June 30, 2008

Statement of Operations Data:
Revenues	$338.9
Operating expenses	(249.1)
Operating income	89.8
Interest expense	(115.5)
Other expense	(48.5)
Income tax provision	(3.3)
Net loss	(77.5)

	June 30,	December 31,
	2008	2007

Balance Sheet Data:
Current assets	$121.6	$143.7
Total assets	5,401.5	5,610.0
Current liabilities	185.6	229.5
Total liabilities	4,076.9	4,156.7
Redeemable preferred stock	138.5	143.1
Shareholders’ equity	1,186.1	1,310.2

Other expense included a non-cash foreign exchange loss of $102 million and a non-cash gain on financial instruments of $50 million for the six months ended June 30, 2008.

Telesat Canada’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat Canada’s main currency exposures as of June 30, 2008, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent weakening of the Canadian dollar against the U.S. dollar at June 30, 2008 would have increased Telesat Canada’s net loss for the six months ended June 30, 2008 by approximately $159 million, while a five percent strengthening of the Canadian dollar against the U.S. dollar at June 30, 2008 would have decreased Telesat Canada’s net loss for the six months ended June 30, 2008 by approximately $151 million.

See Note 7 to the financial statements for information related to XTAR.

Minority Interest

Minority interest decreased $13 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily due to the redemption of the Loral Skynet Preferred Stock in connection with the Telesat Canada transaction.

Backlog

Backlog as of June 30, 2008 and December 31, 2007, was as follows (in millions):

	June 30,	December 31,
	2008	2007

Satellite Manufacturing	$1,162	$1,025
Satellite Services	5,000	5,251

Total backlog before eliminations	6,162	6,276
Satellite Manufacturing eliminations	(33)	—
Eliminations	(5,000)	(5,251)

Total backlog	$1,129	$1,025

Liquidity and Capital Resources

The Company ended 2007 with cash and cash equivalents of $315 million, restricted cash of $24 million and no debt. During the first six months of 2008, the Company used $180 million of cash reducing its cash and cash equivalents balance to $135 million. This decrease was primarily the result of pension funding, the reduction in customer advances and the increase in contract assets and inventories associated with our satellite construction contracts, and capital expenditures, all primarily related to SS/L; and the payment of taxes, and a post-closing final adjustment payment to PSP, both related to the Telesat Canada transaction. On July 1, 2008, we received $58 million related to a judgment against Rainbow DBS (see Note 11 to the financial statements).

Over the next 12 months, we anticipate using a substantial portion of our existing cash to fund: our pension and retiree medical programs; additional tax payments; capital expenditures for our investment in ViaSat-1 and SS/L’s expansion and equipment upgrades; and working capital requirements including working capital to fund anticipated growth in orbital receivables. Based on these needs, requirements for appropriate contingencies, and resources for future growth initiatives, the Company expects to require additional capital during this period. The Company is in the advanced stages of negotiating a secured revolving credit facility at SS/L for approximately $100 million. This new bank financing will permit us to meet unexpected cash requirements due to unforeseen changes to our business as well as provide liquidity for working capital and capital expenditures and to fund orbital receivables, satisfying the requirements of SS/L’s business plan for the foreseeable future. In addition, this debt financing will augment our ability to provide vendor financing for very selected customers of SS/L, or to make small equity investments in them which will also assist in obtaining awards. Although there can be no assurance, the Company expects to consummate this debt financing in the coming months.

In addition to the contemplated debt financing, the Company is considering raising additional financing in the form of equity to provide funding for strategic investments and growth initiatives not in the plan, as they arise. If the Company is not successful in obtaining the planned debt financing, and then is unable to obtain a replacement financing, either debt or equity, its ability to manage unforeseen cash requirements, to meet contingencies, to obtain new satellite construction contracts and to make strategic investments will be materially and adversely affected. There can be no assurance that it will be able to obtain such financing on favorable terms, if at all.

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

Loral currently maintains its cash in liquid money market funds. We do not currently hold any investments in auction rate securities or enhanced money market funds that have been subject to liquidity issues and price declines. We do not anticipate moving into short-term investments for the foreseeable future until liquidity returns to these markets.

Cash requirements at Satellite Manufacturing are driven primarily by working capital requirements to finance long-term receivables associated with satellite contracts, other vendor financing and capital spending required to maintain and expand the manufacturing facility. While its requirement for ongoing capital investment to maintain its current capacity is relatively low, in 2007, SS/L commenced a capacity expansion program through which SS/L is seeking to accommodate as many as 13 satellite awards per year depending on the complexity and timing of the specific satellites awarded. The expansion plan also provides for greater in-house manufacturing of RF components and subassemblies. This expansion, which includes the use of third party offsite capacity and the upgrading of existing SS/L satellite test operations and RF assembly and test operations, is estimated to require total incremental capital expenditures of approximately $30 million. On February 27, 2008, SS/L and Northrop Grumman announced that they are pursuing a group of initiatives to broaden each company’s opportunities to provide the U.S. government with cost competitive satellite systems. As part of these initiatives, Northrop Grumman has agreed in principle to the use by SS/L of its satellite test facilities and services, which would allow Loral to better manage its capital expenditures for facilities expansion at SS/L and the related cash flow requirements associated with that expansion.

Historically, a portion of Satellite Manufacturing revenues are paid to SS/L in the form of “orbitals”, receivable payments from its customers that are earned over the life of the satellite. These payments are contingent upon continued satellite performance. As of June 30, 2008, SS/L had orbital receivables of $148 million, which will be received, generally, over 15 years from launch. Orbital receivables include $29 million related to satellites in orbit and $119 million for satellites under construction. Continued growth in the Satellite Manufacturing business will result in a corresponding growth in the amount of such orbital receivables. Though unusual, a customer may elect to prepay its orbitals balance while still requiring SS/L to maintain its liability for the performance of the spacecraft. One customer elected to prepay its orbitals balance against two spacecraft in March 2008 resulting in SS/L receiving $21 million.

On November 30, 2007, SS/L entered into a second amendment to its $15 million cash collateralized amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the facility to December 31, 2008. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility, or December 31, 2008. Outstanding letters of credit are fully cash collateralized. As of June 30, 2008, $5.4 million of letters of credit under this facility were issued and outstanding.

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). The Credit Agreement amends and restates in its entirety the Customer Credit Agreement entered into by SS/L and Sirius on June 7, 2006 (the “Original Credit Agreement”). The purpose of the amendment and restatement is to make available to Sirius financing for the purchase of a second satellite under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Amended Satellite Purchase Agreement”). Under the Credit Agreement, SS/L has agreed to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius

FM-5 and FM-6 Satellites (the “Sirius Satellites”). Loans made under the Credit Agreement are secured by Sirius’ rights under the Amended Satellite Purchase Agreement, including its rights to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., and, subject to certain exceptions, any future material subsidiary that may be formed by Sirius hereafter. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. Pursuant to an amendment dated May 22, 2008, Sirius is required to prepay any loans outstanding upon the occurrence of certain events, including the failure to obtain its FCC license for FM-6 by September 30, 2008. As of June 30, 2008, no loans were outstanding under the Credit Agreement. Sirius is currently eligible to borrow $100 million under the Credit Agreement, representing reimbursement of payments previously made by Sirius under the Amended Satellite Purchase Agreement.

Telesat Canada

Cash and Available Credit

As of June 30, 2008, Telesat Canada had CAD 29 million of cash and short-term investments as well as CAD 153 million of borrowing availability under its Revolving Facility and $42 million of borrowing availability under its U.S. Term II Loan Facility as discussed below. Telesat Canada believes that cash and short-term investments as of June 30, 2008, net cash provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Credit Facility (as defined below) will be adequate to meet its expected cash requirement for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures through at least the next 12 months.

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

Liquidity

A large portion of Telesat Canada’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat Canada believes its cash flow from operations will be sufficient to provide for a portion of its capital requirements and to fund its interest and debt payment obligations through 2008. Cash required for the construction and launch of the Nimiq 4, Nimiq 5 and Telstar 11N satellites will be funded from some or all of the following: cash and short-term investments, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

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

Revolving Facility

The Revolving Facility is a CAD 153 million loan facility with a maturity date of October 31, 2012. Loans under the Revolving Facility currently bear interest at a floating rate of the Bankers Acceptance borrowing rate plus an applicable margin of 275 basis points. The applicable margin is subject to a leverage pricing grid. The Revolving Facility currently has an unused commitment fee of 50 bps that is subject to adjustment based upon a leverage pricing grid. As of June 30, 2008, there were no drawings under this facility.

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

The U.S. Term Loan II Facility has an unused commitment fee of 1/2 the applicable margin which is 150 basis points. Telesat Canada anticipates that it will draw the full amount of this facility during the 12 month availability period. As of June 30, 2008, $98 million of the facility was drawn.

In order to hedge the currency risk for Telesat Canada both at closing and over the life of the loans, Loral Skynet entered into an amortizing currency basis swap to synthetically convert $1.054 billion of the US dollar commitment to CAD 1.224 billion and transferred the benefit of the basis swap to Telesat Canada prior to closing. The CAD 1.224 billion bears interest at a floating rate of Bankers Acceptance plus an applicable margin of approximately 387 basis points.

Senior Notes

On June 30, 2008, Telesat Canada exchanged its outstanding $692.8 million Senior Bridge Loan for $692.8 million Senior Notes. The Senior Notes bear interest at a rate of 11.0% and are due November 1, 2015. The Senior Notes include covenants or terms that restrict Telesat Canada’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel Telesat Canada’s satellite insurance, (vi) effect mergers with another entity, and (vii), redeem the Senior Notes prior to May 1, 2012, in each case subject to exceptions provided in the Senior Notes indenture.

Senior Bridge Loan

The Senior Bridge Loan was a $692.8 million senior unsecured loan advanced on the closing date. The Senior Bridge Loan had a maturity of October 31, 2008 and an initial interest rate per annum equal to the greater of 9% or three-month LIBOR plus the applicable margin. The applicable margin increased over time subject to an interest rate cap of 11%. The lenders under the Senior Bridge Loan had a right, as early as April 28, 2008, to make a securities demand (after a road show and marketing period customary for similar offerings) whereby Telesat Canada would issue high yield notes with registration rights but subject to an interest rate at or below the 11% cap in exchange for the Senior Bridge Loan.

Senior Subordinated Notes

On June 30, 2008, Telesat Canada also exchanged its outstanding $217.2 million Senior Subordinated Bridge Loan for $217.2 million Senior Subordinated Notes. The Senior Subordinated Notes bear interest at a rate of 12.5% and are due November 1, 2017. The Senior Subordinated Notes include covenants or terms that restrict Telesat Canada’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel Telesat Canada’s satellite insurance, (vi) effect mergers with another entity, and (vii), redeem the Senior Subordinated Notes prior to May 1, 2013, in each case subject to exceptions provided in the Senior Subordinated Notes indenture.

Senior Subordinated Bridge Loan

The Senior Subordinated Bridge Loan was a $217.2 million senior subordinated unsecured loan advanced on the closing date. The Senior Subordinated Bridge Loan had a maturity of October 31, 2008 and an initial interest rate per annum equal to the greater of 10.5% or three-month LIBOR plus the applicable margin. The applicable margin increased over time subject to an interest rate cap of 12.5%. The lenders under the Senior Subordinated Bridge Loan had a right, as early as April 28, 2008, to make a securities demand (after a road show and marketing period customary for similar offerings) whereby Telesat Canada would issue high yield notes with registration rights but subject to an interest rate at or below the 12.5% cap in exchange for the Senior Subordinated Bridge Loan.

Interest Expense

An estimate of the interest expense on the Facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Credit Facility, the Senior Bridge Loan and the Senior Subordinated Bridge Loan. Telesat Canada’s estimated interest expense for 2008 is approximately CAD 273 million.

Derivatives

Telesat Canada has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.

Telesat Canada uses forward contracts to hedge its foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At June 30, 2008, Telesat Canada had outstanding foreign exchange contracts which require them to pay Canadian dollars to receive $U.S.152.4 million for future capital expenditures. The fair value of these derivative contract liabilities resulted in an unrealized loss of CAD 2.8 million as of June 30, 2008. Any gain or loss on these forward contracts will remain unrealized until the contracts are settled. These forward contracts are due between July 16, 2008 and December 1, 2009.

In order to hedge the currency risk for Telesat Canada, both at the closing of the Telesat Canada transaction and over the life of the loans, Loral Skynet entered into a currency basis swap to synthetically convert $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt. Loral Skynet transferred the currency basis swap to Telesat Canada prior to closing. The fair value of this derivative contract at June 30, 2008 resulted in an unrealized loss of CAD 225 million. Any gain or loss on the basis swap will remain unrealized until the contract is settled. This contract is due on October 31, 2014.

On November 30, 2007, Telesat Canada entered into a series of five interest rate swaps to fix interest rates on $600 million of U.S. dollar denominated debt and CAD 630 million of Canadian dollar denominated debt for an average term of 3.2 years. Average rates achieved, before any borrowing spread, were 4.12% on the U.S. dollar denominated swaps and 4.35% on the Canadian dollar denominated swaps. As of June 30, 2008, the fair value of these derivative contract liabilities was an unrealized loss of CAD 16 million. Any gain or loss will remain unrealized until the contracts are settled. These contracts are due between January 31, 2010 and November 28, 2011. With these transactions, Telesat Canada has met its requirement under the Credit Facility to effectively fix or cap at least 50% of its funded debt.

Contractual Obligations

There have not been any significant changes to the Contractual Obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC other than an agreement between us and ViaSat, Inc. that provides for the purchase by us of a portion of the ViaSat-1 satellite, which is being constructed by SS/L, for approximately $60 million. Estimated payments under this agreement include $15 million in 2008, $33 million from 2009 to 2010, $6 million from 2011 to 2012 and the remainder thereafter. As of June 30, 2008, we have recorded liabilities under FIN 48 in the amount of $71.3 million. We do not expect to make any significant payments regarding such FIN 48 liabilities during the next twelve months.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the six months ended June 30, 2008 was $157 million. This was primarily due to an increase in contracts-in-process of $82 million, primarily resulting from progress on new satellite programs, a decrease in income taxes payable of $25 million, primarily due to tax payments of $34 million, a reduction in customer advances of $29 million due to continued progress on the related programs and a decrease in accounts payable, accrued expenses and other current liabilities of $27 million which includes a post Telesat Canada closing final adjustment payment to PSP of $9 million, partially offset by net loss adjusted for non-cash items of $6 million.

Net cash provided by operating activities for the six months ended June 30, 2007 was $5 million. This was primarily due to an increase of contracts-in-process of $70 million, primarily resulting from progress on new satellite programs, an increase in inventories of $11 million, which will accommodate the increased volume and a decrease in accrued expenses and other current liabilities of $24 million in part due to a vendor financing payment and employment cost payments, partially offset by a decrease in accounts receivable of $64 million, net income adjusted for non-cash items of $26 million and an increase in long-term liabilities of $7 million, primarily due to the Company’s adoption of FIN 48.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 was $23 million, resulting from capital expenditures of $23 million.

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

Net Cash Provided by Financing Activities

There was no cash provided by (used in) financing activities for the six months ended June 30, 2008.

Net cash provided by financing activities for the six months ended June 30, 2007 was $284 million, resulting primarily from the proceeds, net of expenses, from the sale of Loral Series 1 Preferred Stock of $284 million and proceeds from the exercise of stock options of $2 million, partially offset by cash dividends paid on preferred stock of a subsidiary of $2 million.

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

Other Matters

Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) requires the acquirer to recognize as an adjustment to income tax expense, changes in the valuation allowance for acquired deferred tax assets. SFAS 141(R) is effective for the Company on January 1, 2009. We are currently evaluating the impact adopting SFAS 141(R) will have on our consolidated financial statements.

FSP FAS 142-3

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the impact adopting SFAS 162 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates.

As of June 30, 2008, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the June 30, 2008 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S.$

Future revenues — Japanese Yen	¥123	$1.2
Future expenditures — Japanese Yen	¥3,997	$37.7
Contracts-in-process, unbilled receivables — Japanese Yen	¥30	$0.3
Future expenditures — EUROs	€3.7	$5.9

Derivatives

On July 9, 2008, SS/L announced that it was awarded a satellite contract denominated in EUROs. On June 20, 2008, Loral entered into a currency option transaction expiring on July 10, 2008 that allowed Loral to convert €97.7 million into $149.5 million. Loral paid a premium of $500,000 for this option. At June 30, 2008, the EURO had strengthened against the U.S. Dollar and the value of the option was $92,800, representing a mark-to-market loss of $407,200. On July 10, 2008, the option expired unused and Loral wrote-off the remaining value of the option. In July 2008, SS/L entered into a series of foreign exchange forward transactions converting €119 million into $184 million. These foreign exchange forward transactions cover the period from July 2008 through March 2011 at exchange rates ranging from $1.5897 to $1.51736 per €1.0000.

Interest

The Company has no long-term debt or any exposure to changes in interest rates with respect thereto.

Marketable Securities

As of June 30, 2008, the Company held marketable securities consisting of approximately 904.5 thousand shares of Globalstar Inc. common stock with a market value of approximately $2.6 million. The value of these Globalstar Inc. common shares is subject to market fluctuations in the stock price. During the second quarter of 2008, management determined that there has been an other-than-temporary impairment in the fair value of the Globalstar Inc. stock obtained in the sale of GdB. Accordingly, in accordance with SFAS 115, an impairment charge of $3.5 million was included in our condensed consolidated statement of operations for the three and six months ended June 30, 2008. During the first six months of 2008, the Company did not invest in any other marketable securities. The Company invested its available cash in money market funds during this period.

Item 4.	Disclosure Controls and Procedures

Disclosure controls and procedures.  Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2008, to determine whether our disclosure controls and procedures ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In our Annual Report on Form 10-K for the year ended December 31, 2007, we reported a material weakness with respect to accounting for and disclosure of income taxes. Specifically, the Company did not maintain adequate processes and a sufficient number of technically qualified personnel to facilitate the timely resolution of issues associated with the Company’s income tax closing process primarily relating to those issues attributable to the Telesat Canada transaction. As a result of this material weakness, management concluded that the Company’s internal control over financial reporting as of December 31, 2007, was not effective based upon the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

We are implementing these remediation steps but we have concluded that our disclosure controls and procedures were not yet effective as of June 30, 2008. Additional review, evaluation and oversight have been undertaken to ensure that the condensed consolidated financial statements in this Form 10-Q present fairly, in all material respects, our financial position and results of operations.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As noted above, the Company is to implementing remedial steps to improve controls surrounding our income tax closing process. We have already enhanced the technical capability of our income tax accounting function by retaining external resources, and we are continuing to evaluate other remedial steps including conducting an evaluation of organizational processes and structure and retaining additional internal and/or external resources.

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

We held our Annual Meeting of Stockholders on May 20, 2008. At the meeting, Mr. Michael B. Targoff (13,066,793 votes for and 5,904,771 votes against) was elected to continue to serve as a Class II director of the Company. In addition, stockholders approved the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008, with 18,704,053 votes for the proposal, 267,109 against the proposal and 402 abstentions.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit 10.1 — First Amendment and Waiver to Amended and Restated Credit Agreement dated as of May 22, 2008 between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed May 28, 2008).

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

Registrant

Loral Space & Communications Inc.

/s/  Harvey B. Rein
Harvey B. Rein
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: August 11, 2008

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 10.1	—	First Amendment and Waiver to Amended and Restated Credit Agreement dated as of May 22, 2008 between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed May 28, 2008).
Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.