Form 10-Q
period 2008-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2008-11-10
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 20,287,692 shares of Loral Space & Communications Inc. common stock outstanding.

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$99,811	$314,694
Contracts-in-process	203,161	109,376
Inventories	105,277	96,968
Restricted cash	18,777	12,816
Other current assets	70,495	36,034

Total current assets	497,521	569,888
Property, plant and equipment, net	176,559	147,828
Long-term receivables	163,279	132,400
Investments in affiliates	463,728	566,196
Goodwill	188,454	227,058
Intangible assets, net	34,396	42,854
Other assets	16,428	16,715

Total assets	$1,540,365	$1,702,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,131	$69,205
Accrued employment costs	39,092	42,890
Customer advances and billings in excess of costs and profits	212,736	251,954
Income taxes payable	1,696	31,239
Accrued interest and preferred dividends	5,263	4,979
Other current liabilities	47,809	39,512

Total current liabilities	375,727	439,779
Pension and other post retirement liabilities	131,083	152,341
Long-term liabilities	114,902	137,261

Total liabilities	621,712	729,381
Commitments and contingencies
Shareholders’ equity:
Series A-1 Cumulative 7.5% convertible preferred stock, $0.01 par value; 2,200,000 shares authorized, 144,630 and 141,953 shares issued and outstanding	42,680	41,873
Series B-1 Cumulative 7.5% convertible preferred stock, $0.01 par value; 2,000,000 shares authorized, 957,898 and 900,821 shares issued and outstanding	282,986	265,777
Common stock, $.01 par value; 40,000,000 shares authorized, 20,292,363 and 20,292,746 shares issued and outstanding	203	203
Paid-in capital	668,763	663,127
Accumulated deficit	(115,732)	(33,939)
Accumulated other comprehensive income	39,753	36,517

Total shareholders’ equity	918,653	973,558

Total liabilities and shareholders’ equity	$1,540,365	$1,702,939

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues from satellite manufacturing	$212,519	$194,925	$639,117	$573,929
Revenues from satellite services	—	40,715	—	108,244

Total revenues	212,519	235,640	639,117	682,173
Cost of satellite manufacturing	194,715	173,392	585,830	520,520
Cost of satellite services	—	26,966	—	77,505
Selling, general and administrative expenses	23,599	35,216	71,496	111,001
Gain on recovery from customer bankruptcy	—	—	(6,140)	—

Operating (loss) income	(5,795)	66	(12,069)	(26,853)
Interest and investment income	1,949	10,497	10,231	27,708
Interest expense	(523)	3,983	(1,179)	(1,063)
Gain on foreign exchange contracts	—	56,673	—	122,145
Gain on litigation recovery	—	—	58,295	—
Impairment of available for sale securities	(998)	—	(4,498)	—
Loss on extinguishment of debt	—	(16,155)	—	(16,155)
Other (expense) income	(66)	3,377	(362)	3,638

(Loss) income before income taxes, equity in net losses of affiliates and minority interest	(5,433)	58,441	50,418	109,420
Income tax benefit (provision)	561	(23,112)	(12,858)	(54,877)

(Loss) income before equity in net losses of affiliates and minority interest	(4,872)	35,329	37,560	54,543
Equity in net losses of affiliates	(39,353)	(2,322)	(101,052)	(4,259)
Minority interest	—	(7,078)	—	(20,551)

Net (loss) income	(44,225)	25,929	(63,492)	29,733
Preferred dividends	(6,214)	(5,770)	(18,301)	(13,502)
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock	—	(171)	—	(25,575)

Net (loss) income applicable to common shareholders	$(50,439)	$19,988	$(81,793)	$(9,344)

Basic and diluted (loss) income per common share:
Basic (loss) income per share	$(2.50)	$0.99	$(4.06)	$(0.47)

Diluted (loss) income per share	$(2.50)	$0.96	$(4.06)	$(0.47)

Weighted average shares outstanding:
Basic	20,184	20,103	20,169	20,071

Diluted	20,184	21,881	20,169	20,071

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities:
Net (loss) income	$(63,492)	$29,733
Non-cash operating items	159,354	18,575
Changes in operating assets and liabilities:
Accounts receivable, net	—	65,340
Contracts-in-process	(186,857)	(64,507)
Inventories	(8,309)	(4,556)
Long-term receivables	19,140	(318)
Other current assets and other assets	(14,665)	(711)
Accounts payable	(979)	7,997
Accrued expenses and other current liabilities	(8,025)	(24,402)
Customer advances	4,595	(49,174)
Income taxes payable	(45,791)	2,763
Pension and other postretirement liabilities	(21,258)	7,843
Long-term liabilities	(4,360)	9,220
Other	—	(83)

Net cash used in operating activities	(170,647)	(2,280)

Investing activities:
Capital expenditures	(44,459)	(77,715)
(Increase) decrease in restricted cash	561	(165,012)
Distribution from equity investment	—	2,955
Proceeds from the sale of short-term investments and available-for-sale securities	162	440,698
Purchase of short-term investments	(500)	(350,887)

Net cash used in investing activities	(44,236)	(149,961)

Financing activities:
Proceeds from term loan (Skynet Notes refinancing facility)	—	141,050
Repayment of Skynet Notes	—	(126,000)
10% redemption fee on extinguishment of Loral Skynet Notes	—	(12,600)
Preferred stock issuance costs	—	(8,866)
Proceeds from the sale of preferred stock	—	293,250
Proceeds from the exercise of stock options	—	1,776
Cash dividends paid on preferred stock of subsidiary	—	(3,033)

Net cash provided by financing activities	—	285,577

Net (decrease) increase in cash and cash equivalents	(214,883)	133,336
Cash and cash equivalents — beginning of period	314,694	186,542

Cash and cash equivalents — end of period	$99,811	$319,878

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents, Restricted Cash and Available For Sale Securities

As of September 30, 2008, the Company had $99.8 million of cash and cash equivalents and $23.8 million of restricted cash ($18.8 million included in total current assets and $5.0 million included in other assets on our condensed consolidated balance sheet). Cash and cash equivalents include liquid investments with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Investments in publicly traded common stock are classified as available for sale securities. Available for sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which are highly leveraged, as well as those in the development stage which are partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements provide for management of potential credit risks with regard to our current customer base. However, the global financial markets have been adversely impacted by the current market environment that includes illiquidity, market volatility, widening credit spreads, changes in interest rates, and currency exchange fluctuations. These credit and financial market conditions may have a negative impact on certain of our customers and could negatively impact the ability of such customers to pay amounts owed or to enter into future contracts with us.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method. As of September 30, 2008 and December 31, 2007, inventory was reduced by an allowance for obsolescence of $27.1 million and $28.4 million, respectively.

Fair Value Measurements

All available for sale securities are measured at fair value based on quoted market prices at the end of the reporting period. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with U.S. GAAP and expand disclosures about fair value measurements. SFAS 157 establishes a fair value measurement hierarchy to price a particular asset or liability. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of SFAS 157 only for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis effective January 1, 2008. The Company’s financial assets measured at fair value on a recurring basis as of September 30, 2008 consist of marketable securities which were valued at $1.5 million and foreign exchange forward contracts valued at $7.4 million. The marketable securities are classified as Level 1 and the foreign exchange forward contracts are classified as Level 2 in the fair value measurement hierarchy under SFAS 157 as of September 30, 2008. We did not have any financial liabilities as of September 30, 2008 which required the application of SFAS 157 for valuation purposes.

A Level 1 fair value represents a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

A Level 2 fair value represents a fair value which is derived from observable market data (i.e. benchmark yields, spot rates and other industry and economic events).

Level 1 — Loral’s marketable securities, which are included in other current assets, consisted entirely of an investment in the common stock of Globalstar Inc. (see Note 7). Loral’s investment in Globalstar Inc. is accounted for as an “available for sale” security under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Generally, unrealized gains and losses on this investment are recorded as a component of accumulated other comprehensive income. For the three and nine months ended September 30, 2008, we recorded impairment charges of $1.0 million and $4.5 million, respectively, for other-than-temporary declines in the value of our investment in Globalstar Inc. common stock.

Level 2 — During the third quarter of 2008, Loral entered into a series of foreign exchange forward contracts, with maturities through 2011, designed to manage the risk of currency exchange rate fluctuations on cash receipts associated with a satellite manufacturing contract denominated in EUROs. These contracts have been designated as cash flow hedges and are tested quarterly for effectiveness. The effective portion of the gain or loss on a cash flow hedge is recorded as a component of accumulated other comprehensive income and the remaining gain or loss is included in income. As of September 30, 2008, the fair value of these contracts was $7.4 million, of which $4.3 million was included in other current assets and $3.1 million was included in other assets based upon the maturity dates of the forward contracts. During the three and nine months ended September 30, 2008, we recorded a reduction to revenue of $4.0 million and recorded an unrealized gain in accumulated other comprehensive income of $11.4 million related to these contracts (see Note 5).

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

Goodwill

Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities, as of October 1, 2005, the date we adopted fresh-start accounting. Goodwill has been reduced by the decreases to the valuation allowance as of October 1, 2005 and other tax adjustments (see Income Taxes, below) and the transfer in October 2007 of substantially all of the assets and related liabilities of Loral Skynet in connection with the Telesat Canada transaction. For the three and nine months ended September 30, 2008 we recorded a reduction to goodwill in the amount of $38.0 million and $38.6 million, respectively, primarily related to the reduction of our income tax valuation allowance as of October 1, 2005. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized. Goodwill is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year, or if events and circumstances change and indicators of impairment are present, goodwill will be tested for impairment between annual tests. As a result of the decline of Loral’s stock price since the most recent goodwill impairment test in 2007, we were required to perform an interim impairment test as of June 30, 2008. We have completed the interim impairment test and concluded that the estimated fair value of SS/L exceeded its carrying value at June 30, 2008. Consequently, no impairment charge was required. The Company’s estimate of the fair value of SS/L employs both a comparable public company analysis, which considers the valuation multiples of companies deemed comparable, in whole or in part, to the Company and a discounted cash flow analysis that calculates a present value of the projected future cash flows of SS/L. The Company considers both quantitative and qualitative factors in assessing the reasonableness of the underlying assumptions used in the valuation process. Testing goodwill for impairment requires significant subjective judgments by management. If we are required, in the future, to record an impairment charge to goodwill, it could have a material effect on our financial statements.

Minority Interest

Dividends on Loral Skynet’s Series A preferred stock were reflected as minority interest on our consolidated statement of operations for the three and nine months ended September 30, 2007. On November 5, 2007, all of the issued and outstanding shares of Loral Skynet’s Series A preferred stock were redeemed in connection with the completion of the Telesat Canada transaction (See Note 7).

Income Taxes

During 2008 and 2007, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards and certain state tax benefits. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the balance of our valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the three and nine months ended September 30, 2008 we recorded reductions to goodwill in the amounts of $37.5 million and $38.1 million, respectively, related to the reduction of our valuation allowance as of October 1, 2005.

As of September 30, 2008, we had unrecognized tax benefits relating to uncertain tax positions of $68.8 million. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense on a quarterly basis. As of September 30, 2008, we have accrued approximately $10.8 million and $15.0 million for the payment of tax-related interest and penalties, respectively.

Generally, the Company is no longer subject to U.S. federal tax examinations by tax authorities for the years prior to 2005 and, state or local income tax examinations by tax authorities for years prior to 2004. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are currently under examination. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to our Federal U.S. income tax returns filed for 2005 and several of our state income tax returns for 2004 and 2005, potentially resulting in a $0.5 million reduction to our unrecognized tax benefits.

The liability for uncertain tax positions (“FIN 48 Liability”) is included in long-term liabilities in the condensed consolidated balance sheets. For the three months ended September 30, 2008, we decreased our FIN 48 Liability from $71.3 million to $68.1 million and for the nine months ended September 30, 2008, we increased our FIN 48 Liability from $68.0 million to $68.1 million. The net decrease of $3.2 million for the three months and the net increase of $0.1 million for the nine months related to (i) a decrease of $2.9 million from the reversal of FIN 48 Liabilities due to the expiration of the statute of limitations for the assessment of additional federal tax for 2004, of which $0.5 million was recorded as a reduction to goodwill, $0.6 million was treated as a current income tax benefit and $1.8 million reduced our deferred tax assets; (ii) a decrease of $6.7 million from the utilization of net operating losses, provided by an increase to our Section 382 limitation, to satisfy the potential liability for various uncertain tax positions; offset by (iii) an increase to our current provision of $6.4 million during the three months and $9.7 million during the nine months for potential new uncertain tax positions and additional interest and penalties.

For the three months ended September 30, 2007, we decreased our FIN 48 Liability from $64.1 million to $62.9 million and for the nine months ended September 30, 2007, we increased our FIN 48 Liability from $60.8 million to $62.9 million. The net decrease of $1.2 million for the three months and the net increase of $2.1 million for the nine months related to (i) a reversal of $2.4 million, after having settled the liability for an uncertain tax position with certain tax authorities, of which $2.0 million was recorded as a reduction to goodwill and $0.4 was treated as a current income tax benefit offset by (ii) an increase to our current provision of $1.2 million during the three months and $4.5 million during the nine months for potential additional interest and penalties.

As of September 30, 2008, if our positions are sustained by the taxing authorities, approximately $26.4 million would be treated as a reduction of goodwill, $39.5 million would reduce the Company’s effective tax rate and $2.2 million would reduce deferred tax assets. Other than as described above, there were no significant changes to our uncertain tax positions during the nine months ended September 30, 2008, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

As of September 30, 2008, other current assets in the condensed consolidated balance sheet include $16.3 million for income tax refunds receivable.

Pensions and Other Employee Benefits

The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$2,039	$2,412	$335	$360
Interest cost	5,787	5,432	1,164	1,250
Expected return on plan assets	(6,157)	(5,837)	(20)	(10)
Amortization of prior service credits and net actuarial gain or loss	(707)	(700)	(122)	(75)

	$962	$1,307	$1,357	$1,525

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Benefits
	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$6,117	$7,236	$1,005	$1,080
Interest cost	17,361	16,296	3,492	3,750
Expected return on plan assets	(18,471)	(17,511)	(60)	(30)
Amortization of prior service credits and net actuarial gain or loss	(2,121)	(2,100)	(366)	(225)

	$2,886	$3,921	$4,071	$4,575

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months
	Ended September 30,
	2008	2007

Non-cash operating items:
Equity in net losses of affiliates	$101,052	$4,259
Minority interest	—	20,551
Deferred taxes	22,032	46,463
Depreciation and amortization	26,327	62,714
Stock based compensation	5,925	13,802
Recoveries of bad debts on billed receivables	—	(2,189)
Provisions for inventory obsolescence	—	380
Warranty expense reversals	(414)	(10,769)
Amortization of prior service credits and net actuarial gain	(2,487)	(2,325)
Gain on disposition of available-for-sale securities	(162)	(5,308)
Withholding tax impact of cashless stock option exercises	—	(955)
Net gain on the disposition of an orbital slot	—	(3,600)
Write-off of construction in progress	—	2,011
Loss on extinguishment of debt	—	16,155
Non-cash net interest	649	—
Loss (gain) on foreign currency transactions and contracts	3,973	(121,723)
Amortization of fair value adjustments related to orbital incentives	(2,953)	—
Loss on disposition of fixed assets	63	—
Impairment of available for sale securities	4,498	—
Unrealized loss on non-qualified pension plan assets	851	—
Other	—	(891)

Net non-cash operating items	$159,354	$18,575

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months
	Ended September 30,
	2008	2007

Non-cash investing activities:
Available for sale securities received in connection with the sale of Globalstar do Brazil	$6,000	$—

Capital expenditures incurred not yet paid	$1,810	$982

Non-cash financing activities:
Issuance of preferred stock by subsidiary as payment for dividend	$—	$23,343

Issuance of Loral Series-1 Preferred Stock as payment for dividend	$18,016	$8,490

Accrued dividends on Series A-1 and Series B-1 preferred stock	$5,263	$5,013

Accrued dividends on preferred stock of subsidiary	$—	$6,102

Supplemental information:
Interest paid	$998	$34,500

Taxes paid, net of refunds	$34,156	$1,871

New Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) requires the acquirer to recognize an adjustment to income tax expense for changes in the valuation allowance for acquired deferred tax assets. SFAS 141(R) is effective for the Company on January 1, 2009. We are currently evaluating the impact adopting SFAS 141(R) will have on our consolidated financial statements.

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

FSP FAS 157-3

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 amends SFAS 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP FAS 157-3 did not prescribe any new disclosure requirements but it emphasizes SFAS 157’s requirements for an entity to disclose

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant unobservable inputs (Level 3 inputs). FSP FAS 157-3 was effective upon issuance and did not have a material impact on our consolidated financial statements.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net (loss) income	$(44,225)	$25,929	$(63,492)	$29,733
Proportionate share of Telesat Holdco other comprehensive income	(1,049)	—	(1,416)	—
Cumulative translation adjustment	—	176	(498)	235
Amortization of prior service credits and net actuarial gains, net of taxes	(494)	(469)	(1,482)	(1,407)
Unrealized gain on foreign currency hedge, net of taxes	6,816	—	6,816	—
Unrealized (loss) gain on available-for-sale securities arising during the period, net of taxes	(609)	444	(2,768)	(3,515)
Reclassification adjustment for gains (losses) included in net income	585	(4,690)	2,584	(3,215)

Comprehensive (loss) income	$(38,976)	$21,390	$(60,256)	$21,831

4.	Contracts-in-Process

	September 30,	December 31,
	2008	2007
	(In thousands)

Amounts billed	$105,437	$60,548
Unbilled receivables	97,724	48,828

	$203,161	$109,376

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

5.	Financial Instruments, Derivative Instruments and Hedging

Foreign Currency

The Company, in the normal course of business, is subject to the risks associated with fluctuations in foreign currency exchange rates. To limit this foreign exchange rate exposure, the Company seeks to denominate its contracts in U.S. dollars. If we are unable to enter into a contract in U.S. dollars, we review our foreign exchange exposure and, where appropriate, enter into foreign exchange contracts to hedge fluctuations in exchange rates that can impact our operating results and cash flows.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2008, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the September 30, 2008 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S.$

Future revenues — Japanese Yen	¥103	$1.0
Future expenditures — Japanese Yen	¥3,157	$29.8
Contracts-in-process, unbilled receivables — Japanese Yen	¥10	$0.1
Future expenditures — EUROs	€3.7	$5.4

Derivatives

Hedges of foreign currency denominated contract revenues and related purchases are designated as cash flow hedges and evaluated for effectiveness at least quarterly. Effectiveness is tested using regression analysis. The effective portion of the gain or loss on a cash flow hedge is recorded as a component of other comprehensive income and reclassified to income in the same period or periods in which the hedged transaction affects income. Any remaining gain or loss on the hedge is included in income.

On July 9, 2008, SS/L was awarded a satellite contract denominated in EUROs and SS/L entered into a series of foreign exchange forward contracts with maturities through 2011 to hedge the associated foreign currency exchange risk. These foreign exchange forward contracts have been designated as cash flow hedges of future Euro denominated receivables.

During the three and nine months ended September 30, 2008, losses of $4.0 million were excluded from the assessment of hedge effectiveness and were included in revenue, and unrealized gains of $11.4 million were included in accumulated other comprehensive income.

The fair value of the cash flow hedges at September 30, 2008 was $7.4 million of which $4.3 million is included in other current assets and $3.1 million is included in other assets.

We estimate that $5.3 million of net derivative gain included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

The maturity of foreign currency exchange contracts held as of September 30, 2008 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows (in thousands):

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate

2008	€11,300	$17,733	$18,745
2009	57,065	88,413	92,452
2010	19,210	29,388	30,510
2011	23,493	35,663	36,900

	€111,068	$171,197	$178,607

The Company is exposed to credit-related losses in the event of non-performance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation because we execute foreign exchange contracts only with well capitalized financial institutions. Loral does not enter into foreign currency transactions for trading and speculative purposes.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 20, 2008, in anticipation of receiving the July 9, 2008 satellite contract described above, Loral entered into a currency option transaction that allowed Loral to convert €97.7 million into $149.5 million. Loral paid a premium of $500,000 for this option. For the three and nine months ended September 30, 2008, Loral recorded charges of $0.1 million and $0.5 million, respectively, as the options expired unexercised on July 10, 2008.

As part of the Telesat Canada transaction, Telesat Holdco received financing commitments from a syndicate of banks for $2.279 billion (based on an exchange rate of $1.00/CAD 0.9429 as of October 31, 2007) of senior secured credit facilities, $692.8 million of a senior unsecured bridge facility and $217.2 million of a senior subordinated unsecured bridge facility. The purchase price of Telesat Canada was in Canadian dollars, while most of the debt financing was in U.S. dollars. Accordingly, to insulate themselves from Canadian dollar versus U.S. dollar fluctuations, Loral, through Loral Skynet, and PSP, entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. On October 23, 2007, Loral Skynet transferred its financial commitments under these contracts to Telesat Holdco.

A summary of these transactions is as follows:

1) In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty effectively converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral Skynet for entering into this transaction. For the three and nine months ended September 30, 2007, Loral recorded gains of $3.3 million and $6.8 million, respectively, reflecting the change in the fair value of the swap. Loral Skynet recognized cumulative losses of $39.0 million through the date of transfer of the swap to Telesat Holdco on October 23, 2007.

2) In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million ($1.00/CAD 1.1461) with a settlement date of December 17, 2007. In January 2007, Loral Skynet entered into additional forward foreign currency contracts with the same single bank counterparty selling $200.0 million for CAD 232.8 million ($1.00/CAD 1.1512) with a settlement date of December 17, 2007. No cash payments were made by Loral Skynet to the single bank counterparty for entering into these transactions. For the three and nine months ended September 30, 2007, Loral recorded a gain of $53.4 million and $115.3 million, respectively, reflecting the change in the fair value of the forward contracts. Loral Skynet recognized cumulative gains of $122.6 million through the date of transfer of the foreign currency contracts to Telesat Holdco on October 23, 2007.

6.	Property, Plant and Equipment

	September 30,	December 31,
	2008	2007
	(In thousands)

Land and land improvements	$26,799	$26,799
Buildings	52,138	49,917
Leasehold improvements	10,550	8,691
Equipment, furniture and fixtures	123,608	94,844
Satellite capacity under construction (see Note 14)	6,438	—
Other construction in progress	25,446	18,552

	244,979	198,803
Accumulated depreciation and amortization	(68,420)	(50,975)

	$176,559	$147,828

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense for property, plant and equipment was $6.5 million and $17.9 million for the three months ended September 30, 2008 and 2007, respectively, and $17.5 million and $53.1 million for the nine months ended September 30, 2008 and 2007, respectively.

7.	Investments in Affiliates

Investments in affiliates consists of (in thousands):

	September 30,	December 31,
	2008	2007

Telesat Holdings Inc	$389,502	$479,579
XTAR, LLC	74,226	86,617

	$463,728	$566,196

In accordance with SFAS 130, Reporting Comprehensive Income, we recorded our proportionate share of Telesat Holdco’s other comprehensive income (loss) as an adjustment to the investment account with a corresponding adjustment to other comprehensive income (loss).

Equity in net income (losses) of affiliates consists of (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Telesat Holdings Inc.	$(35,318)	$—	$(88,661)	$—
XTAR	(4,035)	(2,322)	(12,391)	(7,214)
Globalstar service provider partnerships	—	—	—	2,955

	$(39,353)	$(2,322)	$(101,052)	$(4,259)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues	$20,856	$8	$69,290	$416
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(1,050)	(15)	(4,864)	(46)
Profits relating to affiliate transactions not eliminated	591	13	2,731	37

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

The following table presents summary financial data for Telesat Canada in accordance with U.S. GAAP (in U.S.$ millions):

Statement of Operations Data:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Revenues	$169.7	$508.6
Operating expenses	(116.6)	(365.7)
Depreciation and amortization	(55.1)	(170.3)
Operating income	53.1	142.9
Interest expense	(58.9)	(174.4)
Other expense, net	(52.3)	(100.8)
Income tax benefit	4.6	1.3
Net loss	(53.5)	(131.0)

Balance Sheet Data:

	September 30,	December 31,
	2008	2007

Current assets	$137.0	$143.7
Total assets	5,240.8	5,610.0
Current liabilities	205.5	229.5
Long-term debt, including current portion	2,895.5	2,828.0
Total liabilities	4,025.6	4,156.7
Redeemable preferred stock	132.9	143.1
Shareholders’ equity	1,082.3	1,310.2

Other expense, net includes non-cash foreign exchange losses of $120.2 million and $221.7 million for the three and nine months ended September 30, 2008, respectively, and non-cash gains on financial instruments of $67.4 million and $117.5 million for the three and nine months ended September 30, 2008, respectively.

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

XTAR owns and operates an X-band satellite, XTAR-EUR, located at 29o E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases 7.2 72MHz X-band transponders on the Spainsat satellite located at 30o W.L., owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, provide capacity to XTAR for additional X-band services and greater coverage and flexibility.

In January 2005, Hisdesat provided XTAR with a convertible loan in the amount of $10.8 million due 2011, for which Hisdesat received enhanced governance rights in XTAR. If Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders is $23.0 million in 2008, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. For 2008, XTAR agreed with Hisdesat that XTAR’s excess cash balance (as defined) would be applied towards making limited payments on these lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat Canada and Loral in respect of services provided by them to XTAR. XTAR is currently making payments in accordance with this agreement. During the first quarter of 2008, we also agreed with Hisdesat that interest on XTAR’s outstanding lease obligations to Hisdesat will be paid through the issuance of a class of non-voting membership interests in XTAR, which would enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. As of September 30, 2008, $3.3 million of lease interest has been converted into non-voting members interest in XTAR.

In May 2005, XTAR signed a contract with the U.S. Department of State for the lease of transponder capacity for a period of three years with two one-year options. The State Department is authorized pursuant to its procurement guidelines to lease up to $137.0 million for a specified capacity under this contract, to the extent that capacity is available. As of September 30, 2008, the U.S. Department of State has committed to lease three transponders under this contract, having a total lease value of $40.5 million, and has the right, at its option, to renew the leases for additional terms, which, if fully exercised, would bring the total value of the leases to $45.0 million. There can be no assurance as to how much, if any, additional capacity the U.S. Department of State may lease from XTAR under this contract. XTAR also has contracts to provide services to the U.S. Department of Defense, the Spanish Ministry of Defense, the Belgium Ministry of Defense and the Danish armed forces.

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

The following table presents summary financial data for XTAR (in millions):

Statement of Operations Data:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues	$5.0	$4.6	$14.4	$13.9
Operating loss	(6.1)	(3.6)	(18.7)	(11.0)
Depreciation and amortization	(2.4)	(2.4)	(7.2)	(7.3)
Net loss	(7.2)	(4.1)	(22.2)	(12.4)

Balance Sheet Data:

	September 30,	December 31,
	2008	2007

Current assets	$5.4	$8.9
Total assets	114.2	124.9
Current liabilities	35.2	29.6
Total liabilities	72.6	64.4
Members’ equity	41.6	60.5

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2008, we owned 904,493 shares of Globalstar Inc. common stock, which are accounted for as available-for-sale securities, with a fair value of $1.5 million. During 2008, management determined that there has been an other-than-temporary impairment in the fair value of the Globalstar Inc. stock obtained in the sale of GdB. Accordingly, in accordance with SFAS 115, impairment charges of $1.0 million and $4.5 million were included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008, respectively. Unrealized gains on other Globalstar shares were nil and $0.3 million, net of taxes for the three and nine months ended September 30, 2008, respectively.

For the nine months ended September 30, 2007, Loral recognized earnings of $3.0 million from our Globalstar investment partnerships, which were primarily attributable to a cash distribution from one of our investments.

8.	Intangible Assets

Intangible Assets

Intangible assets were established in connection with our adoption of fresh-start accounting and consist of (in millions, except years):

	Weighted Average
	Remaining	September 30, 2008		December 31, 2007
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	3	$59.0	$(32.4)	$59.0	$(24.3)
Trade names	17	9.2	(1.4)	9.2	(1.0)

		$68.2	$(33.8)	$68.2	$(25.3)

Total amortization expense for intangible assets was $2.9 million and $4.9 million for the three months ended September 30, 2008 and 2007, respectively, and $8.5 million and $15.0 million for the nine months ended September 30, 2008 and 2007, respectively. Annual amortization expense for intangible assets for the five years ending December 31, 2012 is estimated to be as follows (in millions):

2008	$11.3
2009	11.3
2010	9.2
2011	2.9
2012	2.3

As of September 30, 2008, our condensed consolidated balance sheet reflects gross fair value adjustments of $36.9 million recorded in connection with our adoption of fresh start accounting relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities. Net amortization of these fair value adjustments was a debit to expense of $0.6 million and a credit to expense of $0.7 million for the three months ended September 30, 2008 and 2007, respectively, and a credit to expense of $2.5 million and $5.6 million for the nine months ended September 30, 2008 and 2007, respectively. Accumulated amortization of fair value adjustments was $19.8 million as of September 30, 2008.

9.	Debt

Loral Skynet Notes

On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126 million principal amount of 14% Senior Secured Cash/PIK Notes due 2015 (the “Loral Skynet Notes”) under an Indenture, dated as of November 21, 2005 (the “Indenture”), which notes were guaranteed on a senior secured basis by our subsidiary

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries. On September 5, 2007, Loral Skynet paid $141.1 million in the aggregate to redeem the notes at a redemption price of 110% including accrued and unpaid interest from July 15, 2007 of $2.45 million.

Interest cost related to these notes was $3.1 million and $12.1 million for the three and nine months ended September 30, 2007, respectively. Loral Skynet made cash interest payments of $8.8 million on these notes on January 15, 2007 and July 16, 2007, respectively.

Litigation with respect to the redemption of the Loral Skynet Notes brought by certain holders of Loral Skynet Notes has been decided in favor of the Company (see Note 11).

SS/L Letter of Credit Facility

On November 30, 2007, SS/L entered into a second amendment to its amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the $15.0 million facility to December 31, 2008. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility or December 31, 2008. Outstanding letters of credit are fully cash collateralized. As of September 30, 2008, $5.4 million of letters of credit under this facility were issued and outstanding. This facility was terminated on October 16, 2008 with the existing letters of credit rolling into the $100 million SS/L Credit Agreement.

SS/L Credit Agreement

On October 16, 2008, SS/L entered into a $100 million revolving credit facility (see Note 15).

10.	Shareholders’ Equity

Preferred Stock/Non-Voting Common Stock

On February 27, 2007 (the “Issuance Date”), Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR Fund Management LLC (“MHR”) on October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Loral sold 136,526 shares of its Series A-1 cumulative 7.5% convertible preferred stock (the “Series A-1 Preferred Stock”) and 858,486 shares of its Series B-1 cumulative 7.5% convertible preferred stock (the “Series B-1 Preferred Stock” and, together with the Series A-1 Preferred Stock, the “Loral Series-1 Preferred Stock”) at a purchase price of $301.504 per share to various funds affiliated with MHR (the “MHR Funds”).

On September 19, 2008, the Court of Chancery issued an opinion finding that the sale of the preferred stock to the MHR Funds did not meet the entire fairness standard under Delaware law. In accordance with its opinion, on November 10, 2008, the Court entered an implementing order providing for reformation of the Securities Purchase Agreement to cancel the preferred stock purchased by MHR and issue 9,505,673 shares of non-voting common stock in lieu thereof and further providing that all other terms of the Securities Purchase Agreement have no further force or effect. Pursuant to the Court’s order, within five days of the effectiveness of the implementing order, Loral will file an amended and restated certificate of incorporation providing that its 40,000,000 authorized shares of common stock be divided into two series, of which 30,494,327 shares are voting common stock and 9,505,673 shares are non-voting common stock. The amended and restated certificate of incorporation will provide that the common stock and non-voting common stock will be identical and treated equally in all respects, except for the absence of voting rights (other than as provided in the amended and restated certificate of incorporation or as provided by law). The Court also ordered that Loral’s board of directors ratify and recommend to stockholders that they ratify the amended and restated certificate of incorporation, that Loral include a proposal at its next scheduled annual meeting of stockholders to consider and vote upon the amended and restated certificate of incorporation and that the named and representative parties vote all of their shares in favor of ratification of the amended and restated certificate of incorporation. Prior to the stockholder meeting, any transfer of Loral common

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock by a named or representative party to the litigation or any subsequent transferee may only be made subject to the transferee providing an irrevocable and unconditional proxy to vote all such transferred common stock in favor of the ratification of the amended and restated certificate of incorporation. Furthermore, the Court ordered that, upon request of the holders of a majority of the then outstanding shares of non-voting common stock, Loral shall apply for and use best efforts to obtain the listing of the non-voting common stock on a national securities exchange or automated quotation system as so requested by such holders and register the non-voting common stock under all applicable securities laws. The Court also ordered that Loral and the MHR Funds enter into an agreement to provide for registration rights for the new non-voting common stock.

As a result of the conversion of the Loral Series-1 Preferred Stock to non-voting Loral common stock, shareholders’ equity in our consolidated balance sheet will be adjusted to include the non-voting Loral common stock at its fair value as of the effective date of the implementing order by the Court and remove the Loral Series-1 Preferred Stock balances. The difference between the fair value of the 9,505,673 shares of non-voting Loral common stock and the carrying value of the Loral Series-1 Preferred Stock including accrued dividends thereon will be reflected as an increase in retained earnings.

Prior to the conversion of the Loral Series-1 Preferred Stock to non-voting Loral common stock, the Loral Series-1 Preferred Stock has, among others, the following terms:

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

The Company paid dividends of $6.1 million through the issuance of 121 shares and 20,168 shares of Series A-1 and Series B-1 Preferred Stock, respectively, during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company paid dividends of $18.0 million through the issuance of 2,677 shares of Series A-1 Preferred Stock and 57,077 shares of Series B-1 Preferred Stock. Accrued but unpaid dividends for Loral Series-1 Preferred Stock as of September 30, 2008 were $5.3 million.

The price of Loral’s common stock on October 16, 2006, the day before we signed the Securities Purchase Agreement, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair value of the common stock on the date the financing closed, as compared to the conversion price, the Company was required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its net loss applicable to common shareholders for the nine months ended September 30, 2007. This beneficial conversion feature was recorded as an increase to net loss applicable to common shareholders and resulted in a reduction of both basic and diluted loss per share. For the nine months ended September 30, 2007, we recorded an increase to net loss applicable to common shareholders of $24.5 million. Due to the fact that the fair value of Loral’s common stock on March 31, 2008, June 30, 2008 and September 30, 2008 was less than the conversion price, we did not record any beneficial conversion feature for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, we recorded a beneficial conversion feature of $0.2 million and $1.1 million, respectively, for the dividends in additional shares of Loral Series A-1 Preferred Stock.

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

The dividends on Loral Skynet Preferred Stock of $7.1 million and $20.6 million for the three and nine months ended September 30, 2007, respectively, were reflected as minority interest on our consolidated statements of operations.

On November 5, 2007, in connection with the completion of the Telesat Canada transaction, all issued and outstanding shares of Loral Skynet Preferred Stock were redeemed.

Stock Incentive Plan

On May 22, 2007, at our annual meeting of stockholders, our stockholders approved the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Plan”) to increase by 1,582,000 the number of shares available for grant thereunder. These amendments covered the following grants that were all subject to stockholder approval of the plan amendments: (a) the grant in March 2006 of options to purchase 825,000 shares to our Chief Executive Officer in connection with his entering into an employment agreement with us (the “CEO March 2006 Option Grant”), (b) the grant in June 2006 of options to purchase 20,000 shares to our former Chief Financial Officer in connection with his entering into an amendment to his employment agreement, (c) the grant in June 2006 of options to purchase 120,000 shares to a former director in connection with his entering into a consulting agreement and (d) grants of approximately 175,700 shares of restricted stock to employees of SS/L and others. In addition, these amendments covered 31,000 shares of restricted stock granted to our directors as part of their compensation. These grants were recognized and measured upon stockholder approval of the amendments. As a result of the approval of the amendments, we recorded compensation cost related to the first three grants of $0.9 million and $9.0 million for the three and nine months ended September 30, 2007, respectively, based on the estimated fair value of these grants, and stock compensation costs of $1.0 million and $3.2 million for the three and nine months ended September 30, 2007, respectively, were recorded for the grant of restricted shares. As of September 30, 2008 there were 645,900 shares available for future grant, which shares will be used for awards to our employees, to fulfill existing contractual obligations and to cover the equity component of our directors compensation.

11.	Commitments and Contingencies

Financial Matters

We paid $1.7 million in January 2008 and are obligated to make a final payment of $1.7 million in January 2009 to the U.S. Department of State pursuant to a consent agreement entered into by Old Loral and SS/L.

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the nine months ended September 30, 2008, is as follows (in millions):

Balance of deferred amounts at January 1, 2008	$35.0
Warranty costs incurred including payments	(0.7)
Accruals relating to pre-existing contracts (including changes in estimates)	1.1

Balance of deferred amounts at September 30, 2008	$35.4

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Telesat Canada transaction, Loral initiated a restructuring of its corporate functions. Through 2008, Loral has reduced the number of employees at its headquarters, consolidating some functions at SS/L. In the fourth quarter of 2007, Loral charged approximately $7.0 million to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily during 2008 and 2009. Loral has paid restructuring costs of approximately $1.3 million, $4.8 million and $5.1 million for the three and nine months ended September 30, 2008 and cumulative to date, respectively. At September 30, 2008, the liability recorded in the condensed consolidated balance sheet for the restructuring was $1.9 million.

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies or companies in the early stages of building their businesses. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables and vendor financing receivables included in our condensed consolidated balance sheet as of September 30, 2008 were $166 million and $0, respectively.

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Sirius Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). The Sirius Credit Agreement amended and restated in its entirety the Customer Credit Agreement entered into by SS/L and Sirius on June 7, 2006. The purpose of the amendment and restatement was to make available to Sirius financing for the purchase of a second satellite under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Satellite Purchase Agreement”). Under the Credit Agreement, Sirius may borrow up to an aggregate principal amount of $100 million to make milestone payments under the Satellite Purchase Agreement for the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”) or, on or prior to December 19, 2008, to reimburse itself for milestone payments it has previously made with its own funds. Loans made under the Sirius Credit Agreement are secured by Sirius’ right, title and interest in its rights under the Satellite Purchase Agreement, including its rights in and to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc. and any future material subsidiary that may be formed or acquired by Sirius, other than XM Radio and any other subsidiary designated as an “unrestricted subsidiary” under the indenture governing Sirius’s 9 5/8% senior notes due 2013. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. In addition, Sirius is required to prepay the loans in certain circumstances, including loans in respect of the FM-5 Satellite upon the earliest to occur of (x) April 6, 2009, (y) 90 days after the FM-5 Satellite becomes available for shipment and (z) 30 days prior to the launch of the FM-5 Satellite. Subject to satisfaction of the conditions set forth in the Sirius Credit Agreement, Sirius would be eligible to borrow $100 million under the Sirius Credit Agreement, representing reimbursement of payments previously made by Sirius under the Satellite Purchase Agreement. SS/L has requested information from Sirius to help SS/L determine whether the conditions in the Sirius Credit Agreement would be satisfied should Sirius issue a notice of borrowing under the Sirius Credit Agreement. As of September 30, 2008, no loans were outstanding under the Sirius Credit Agreement.

For the nine months ended September 30, 2008, we recorded income of $6.1 million for cash received related to a distribution from a bankruptcy claim against a former customer of Loral Skynet. The receivables underlying the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claim had previously been written-off or not recognized due to the customer’s bankruptcy. Additional amounts which may be recovered in the future have not been recognized in our statement of operations as their realization has not been assured beyond a reasonable doubt.

See Note 14 — Related Party Transactions — Transactions with Affiliates — Telesat Canada for commitments and contingencies relating to our agreement to indemnify Telesat Canada for certain liabilities and our arrangements with ViaSat, Inc. and Telesat Canada.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty-five of the satellites built by SS/L and launched since 1997 have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L. SS/L has implemented remediation measures that SS/L believes will prevent satellites launched after June 2001 from experiencing similar anomalies. Based upon information currently available relating to the power losses, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

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

In November 2004, Galaxy 27 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. In June 2008, Galaxy 26 (formerly Telstar 6) experienced a similar anomaly which caused the loss of power to one of the satellite’s solar arrays. Three other satellites manufactured by SS/L for other customers have designs similar to Galaxy 27 and Galaxy 26 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in the incurrence of warranty payments by SS/L of up to $4.8 million, of which $0.7 million has been accrued as of September 30, 2008.

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

The plaintiff, Mrs. Babus, died in November 2006, and, in August 2007, her son was substituted as plaintiff in place of his deceased mother. After discussions between the parties in which it was decided not to proceed with a Memorandum of Understanding entered into in March 2007 in light of a further advanced Delaware shareholder litigation (discussed below), the parties have agreed, and the court in an order dated December 5, 2007 ordered, that the Babus lawsuit be stayed pending final resolution of such Delaware shareholder litigation. The Company expects that, as a result of the recent decision in the Delaware shareholder litigation discussed below, the Babus case will be dismissed.

In addition, the Company has received requests for indemnification and advancement of expenses from its directors pursuant to their indemnification agreements with the Company for any losses or costs they may incur as a result of the Babus lawsuit.

Delaware Shareholder Litigation

On or about May 14, 2007, the Court of Chancery of the State of Delaware in and for New Castle County entered an order consolidating two civil actions previously commenced by certain stockholders of the Company against the Company, the MHR Entities and the individual members of the Company’s board of directors under the caption In re: Loral Space and Communications Inc. Consolidated Litigation. Plaintiffs in this action are certain stockholders of the Company who alleged that they held over 25% of the outstanding common stock of the Company (the “Blackrock Plaintiffs”) and Highland Crusader Offshore Partners, L.P. (“Highland,” and, together with the Blackrock Plaintiffs, the “Delaware Plaintiffs”), the purported owner of over 7% of Loral’s outstanding

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock. The Blackrock Plaintiffs have brought the case derivatively on behalf of the Company and directly on behalf of the Blackrock Plaintiffs individually. The case has also been brought by Highland as a class action on behalf of a class of Loral stockholders consisting of all security holders of the Company (except the defendants and persons or entities related to or affiliated with the defendants) who, as alleged in the amended and consolidated complaint, “are or will be threatened with injury arising from Defendants’ actions” as described in the amended and consolidated complaint.

The litigation arose out of the Company’s sale of $300 million of preferred stock to the MHR Funds pursuant to the Securities Purchase Agreement. The Delaware Plaintiffs alleged, among other things, that the sale was not fair to the Company and resulted from breach of fiduciary duties by Loral’s directors.

On September 19, 2008, the Court of Chancery issued an opinion finding that the sale of the preferred stock to the MHR Funds did not meet the entire fairness standard under Delaware law. In accordance with its opinion, on November 10, 2008, the Court entered an implementing order providing for reformation of the Securities Purchase Agreement to cancel the preferred stock purchased by MHR and issue 9,505,673 shares of non-voting common stock in lieu thereof and further providing that all other terms of the Securities Purchase Agreement have no further force or effect (see Note 10 — Shareholders’ Equity, Preferred Stock/Non-Voting Common Stock). Pursuant to the Court’s order, within five days of the effectiveness of the implementing order, Loral will file an amended and restated certificate of incorporation providing that its 40,000,000 authorized shares of common stock be divided into two series, of which 30,494,327 shares are voting common stock and 9,505,673 shares are non-voting common stock. The amended and restated certificate of incorporation will provide that the common stock and non-voting common stock will be identical and treated equally in all respects, except for the absence of voting rights (other than as provided in the amended and restated certificate of incorporation or as provided by law). The Court also ordered that Loral’s board of directors ratify and recommend to stockholders that they ratify the amended and restated certificate of incorporation, that Loral include a proposal at its next scheduled annual meeting of stockholders to consider and vote upon the amended and restated certificate of incorporation and that the named and representative parties vote all of their shares in favor of ratification of the amended and restated certificate of incorporation. Prior to the stockholder meeting, any transfer of Loral common stock by a named or representative party to the litigation or any subsequent transferee may only be made subject to the transferee providing an irrevocable and unconditional proxy to vote all such transferred common stock in favor of the ratification of the amended and restated certificate of incorporation. Furthermore, the Court ordered that, upon request of the holders of a majority of the then outstanding shares of non-voting common stock, Loral shall apply for and use best efforts to obtain the listing of the non-voting common stock on a national securities exchange or automated quotation system as so requested by such holders and register the non-voting common stock under all applicable securities laws. The Court also ordered that Loral and the MHR Funds enter into an agreement to provide for registration rights for the new non-voting common stock.

In the implementing order, the Court entered final judgment in favor of directors Olmstead and Stenbit and resolving all claims against the other directors on the basis set forth in its opinion. The Court stated in its opinion that, because the remedy being entered is one that can be effected as between MHR and Loral, it was not necessary to make findings about the extent to which the other individual director defendants would be subject to liability for breach of fiduciary duty, if at all.

In its implementing order, the Court set a briefing schedule regarding applications to be made by attorneys for the Delaware Plaintiffs requesting an award adjudging defendants, including the Company, liable to pay the attorneys’ fees and expenses incurred by the Delaware Plaintiffs in prosecuting the litigation, and has scheduled a hearing on this matter for December 22, 2008. The Company has directors and officers liability insurance coverage, but the insurers have reserved their rights with respect to coverage of any attorneys’ fees award against the Company. The Company believes, and has asserted to the insurers, that any judgment or settlement of the plaintiffs’ attorneys’ fee claim that imposes liability on the Company for such fees and expenses is covered by and reimbursable under such insurance up to the coverage limit. There can be no assurance, however, that the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s position regarding coverage will prevail or, if it does prevail, that the coverage limit will be adequate to cover an award of plaintiffs’ attorneys’ fees and expenses that may be imposed on the Company.

The time for appeal of the Court’s implementing order, its opinion and award of attorneys’ fees and expenses, if any, will run from entry of a further order by the Court resolving the application for attorneys’ fees and expenses. The implementing order will become effective upon entry of such further order resolving the application for attorneys’ fees and expenses.

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

In connection with the redemption of the Loral Skynet Notes, on June 13, 2007, GPC XLI L.L.C., Rockview Trading, Ltd., KS Capital Partners L.P., Murray Capital Management, Inc. Watershed Capital Institutional Partners L.P., Watershed Capital Partners (Offshore), Ltd. and Watershed Capital Partners L.P. (collectively, the “Skynet Noteholder Plaintiffs”) as holders of Loral Skynet Notes commenced an action in the Court of Chancery of the State of Delaware in and for the County of New Castle against Loral, Loral Skynet and the subsidiaries of Loral Skynet that are obligors under the Indenture (collectively, “Defendants”) alleging, among other things, that Defendants breached the covenant of good faith and fair dealing implied in the Indenture by paying the MHR Funds additional compensation that was not made available to all noteholders on a pro-rata basis in return for the consent of the MHR Funds to an early redemption of the Notes.

On September 19, 2008, the Court issued an opinion dismissing the Skynet Noteholder Plaintiffs’ claim in its entirety, holding that the Skynet Noteholder Plaintiffs received their contractual expectancy, and entered a final judgment to that effect on October 9, 2008. The Skynet Noteholder Plaintiffs have until November 10, 2008 to appeal the Court’s decision.

In connection with a motion for a preliminary injunction brought by the Skynet Noteholder Plaintiffs prior to the redemption, which was denied by the court, Loral agreed to place $12 million in escrow for the benefit of holders of Loral Skynet Notes other than the MHR Funds should they ultimately prevail. This amount is included in restricted cash in our consolidated balance sheet. As a result of the Court’s ruling in favor of the Company, the escrowed funds, plus all interest, dividends and other distributions and payments thereon, were released to the Company in October 2008.

Although there can be no assurance as to the outcome of this litigation if the Skynet Noteholder Plaintiffs pursue an appeal, Loral believes that the likelihood of an unfavorable outcome is remote, and therefore the Company has not recorded a loss contingency related to this matter.

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

Rainbow DBS Litigation

On July 1, 2008, Rainbow DBS Holdings, Inc. (“Rainbow Holdings”) paid to Loral $58 million, which was the judgment amount plus post-judgment interest that Loral was awarded as a result of its previously disclosed lawsuit against Rainbow DBS. The lawsuit arose from Rainbow Holdings’ breach of an agreement to make a payment to Loral upon sale in November 2005 by Rainbow DBS Company, LLC of the Rainbow 1 satellite and related assets to EchoStar Communications Corporation. Because the realization of this judgment was assured beyond a reasonable doubt as of June 30, 2008, Loral recorded the $58 million gain in the three months ended June 30, 2008. A third party asserted a prepetition claim against the Company in the amount of $3 million with respect to the purchase price, which the third party believed was payable in full in cash with interest. The Company, however, believed the claim was payable in common stock under its Plan of Reorganization (see “Reorganization Matters” below). After a hearing regarding this dispute before the Bankruptcy Court, the Court ruled in favor of the Company and entered a final order to that effect on November 3, 2008. The third party has until November 13, 2008 to appeal the decision to the District Court. The effect of the issuance of this common stock was recorded in connection with our fresh-start accounting as of October 1, 2005.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class Action Securities Litigations

In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from September 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the Court. The defendant filed an answer in March 2004. Discovery in this case, other than expert discovery, has been completed. Plaintiffs’ motion for class certification was granted on May 14, 2008. Defendants filed a motion for summary judgment in July 2008, plaintiffs filed a cross-motion for partial summary judgment in September 2008, and oral argument is scheduled for January 2009. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Indemnification Claims.”

In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the Court. The defendants filed an answer to the complaint in December 2004. Discovery in this case had been stayed, but the stay ended in June 2008. On September 30, 2008, the parties entered into an agreement to settle the case, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and New Loral will not be required to make any contribution toward the settlement. The settlement, which was preliminarily approved by the Court on October 8, 2008, is subject to final approval by the Court after a hearing, scheduled for December 18, 2008, to decide whether to approve the settlement as fair, reasonable and adequate. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that, should the settlement not be consummated, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Indemnification Claims.”

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

In April 2008, the defendant insurer, the plaintiffs and the Company agreed in principle, and, in August 2008, the parties entered into definitive settlement agreements, to settle both the insurance coverage litigation and the In re: Loral Space ERISA Litigation case. Pursuant to this settlement, the settlement will be funded entirely by the defendant insurer, and New Loral will not be required to make any contribution toward the settlement. In addition, the bankruptcy claim filed by plaintiffs against Old Loral with respect to the In re: Loral Space ERISA Litigation case will be disallowed and expunged. The settlement has been preliminarily approved by the Court and is subject to final approval after a hearing, scheduled for December 1, 2008, to decide whether to approve the settlement as fair, reasonable and adequate.

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

Globalstar Related Class Action Securities Litigations

On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar, L.P. (“Globalstar”) against GTL, Old Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Old Loral and Bernard L. Schwartz seeking, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ costs and expenses. The complaints alleged (a) that all defendants (except Old Loral) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Old Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Old Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. This case was preliminarily settled by Mr. Schwartz in July 2005 for $20 million with final approval of the settlement in December 2005. In September 2006, two objectors to the settlement who had filed appeals concerning the attorneys’ fees awarded to the plaintiffs withdrew their appeals with prejudice. Mr. Schwartz has commenced a lawsuit against Globalstar’s directors and officers liability insurers seeking to recover the full settlement amount plus legal fees and expenses incurred in enforcing his rights under Globalstar’s directors and officers liability insurance policy. In January 2007, two of the four insurers settled with Mr. Schwartz and paid him the remaining limits under their policies and, after a jury trial, the jury returned a verdict against the other two insurers in favor of Mr. Schwartz awarding him the remaining $9.1 million balance of his claim. The insurers’ motion to set aside the verdict or, in the alternative, for a new trial, was denied, and, after an appeal, in August 2008, the United States Court of Appeals for the Second Circuit affirmed the District Court’s judgment. The insurers’ have filed a motion with the Circuit Court for a panel rehearing and a rehearing en banc. In addition, Mr. Schwartz has filed a proof of claim against Old Loral asserting a general unsecured prepetition claim for, among other things, indemnification relating to this case. Mr. Schwartz and Old Loral have agreed that in no event will his claim against Old Loral with respect to the settlement of this case exceed $25 million. If Mr. Schwartz’s claim ultimately becomes an allowed claim under the Plan of Reorganization and assuming he is not reimbursed by Globalstar’s insurers, Mr. Schwartz would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, New Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash. We believe, although no assurance can be given, that New Loral will not incur any material loss as a result of this settlement.

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

Reorganization Matters

In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and certain of its subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the U.S. Bankruptcy Court for the Southern District of New York (“the Bankruptcy Court”). To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom Corporation or in New Loral common stock for all other claims. As of September 30, 2008, we have resolved all disputed claims that we believe are payable in cash and have reserved approximately 71,000 of the 20 million shares of New Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.

Confirmation of our Plan of Reorganization was opposed by the Official Committee of Equity Security Holders (the “Equity Committee”) appointed in our chapter 11 cases and by the self-styled Loral Stockholders Protective Committee (“LSPC”). Shortly before the hearing to consider confirmation of the Plan of Reorganization, the Equity Committee also filed a motion seeking authority to prosecute an action on behalf of the estates of Old Loral and certain of its subsidiaries seeking to unwind as fraudulent, a guarantee provided by Old Loral in 2001, of certain indebtedness of Loral Orion, Inc. (the “Motion to Prosecute”). By separate Orders dated August 1, 2005, the Bankruptcy Court confirmed the Plan of Reorganization (the “Confirmation Order”) and denied the Motion to Prosecute (the “Denial Order”). On or about August 10, 2005, the LSPC appealed (the “Confirmation Appeal”) to the United States District Court for the Southern District of New York (the “District Court”) the Confirmation Order and the Denial Order. On February 3, 2006, we filed with the District Court a motion to dismiss the Confirmation

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Appeal. On May 26, 2006, the District Court granted our motion to dismiss the Confirmation Appeal. The LSPC subsequently filed a motion for reconsideration of such dismissal, which the District Court denied on June 14, 2006 (the “Reconsideration Order”). On or about July 12, 2006, a person purportedly affiliated with the LSPC appealed the dismissal of the Confirmation Appeal and the Reconsideration Order to the United States Court of Appeals for the Second Circuit (the “Second Circuit Confirmation Appeal”). On February 22, 2008, the Second Circuit affirmed the District Court’s judgment dismissing the Confirmation Appeal and the Reconsideration Order, and, on May 16, 2008, the Second Circuit denied such person’s petition for a rehearing. On August 2, 2008, such person filed, and, on August 6, 2008, the United States Supreme Court granted, an application to extend the time to file a petition for a writ of certiorari until October 13, 2008. A petition for a writ of certiorari has been filed with the Supreme Court, and the Company has until November 17, 2008 to reply.

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

12.	(Loss) Income Per Share

The following table sets forth below the computation of basic and diluted (loss) income per share (in thousands, expect per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Basic:
Net (loss) income applicable to common shareholders	$(50,439)	$19,988	$(81,793)	$(9,344)

Weighted average common shares outstanding	20,184	20,103	20,169	20,071

Basic (loss) income per share	$(2.50)	$0.99	$(4.06)	$(0.47)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Diluted:
Net (loss) income applicable to common shareholders	$(50,439)	$19,988	$(81,793)	$(9,344)
Plus:
Dividends on Loral Series-1 Preferred Stock	—	800	—	—
Beneficial conversion feature related to dividends on Loral Series-1 Preferred Stock	—	171	—	—

Net (loss) income for diluted	$(50,439)	$20,959	$(81,793)	$(9,344)

Common and potential common shares:
Weighted average common shares outstanding	20,184	20,103	20,169	20,071
Assumed exercise of stock options	—	361	—	—
Assumed conversion of Loral Series-1 Preferred Stock	—	1,417	—	—

Common and potential common shares	20,184	21,881	20,169	20,071

Diluted (loss) income per share	$(2.50)	$0.96	$(4.06)	$(0.47)

The assumed exercise of stock options and restricted stock awards are not included in the calculation of diluted loss per share for the three months ended September 30, 2008 and the nine months ended September 30, 2008 and 2007, because their effect would have been antidilutive. Additionally, the Loral Series-1 Preferred Stock, issued February 27, 2007, was not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2008 and for the nine months ended September 30, 2007, because its effect would have been antidilutive. As of September 30, 2008, there were 2,034,202 stock options outstanding (the exercise price of all options outstanding exceeds the market price of our common stock as of September 30, 2008), 107,731 shares of restricted stock and the Loral Series A-1 Preferred Stock was convertible into 1,446,300 shares of common stock. As of September 30, 2008, the 957,898 outstanding shares of Loral Series B-1 Preferred Stock are not convertible into common stock.

13.	Segments

Loral is organized into two operating segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat Canada for the three and nine months ended September 30, 2008. Although we analyze Telesat Canada’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat Canada’s results as equity in net losses of affiliates.

Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate for the three and nine months ended September 30, 2008. We retained our investment in XTAR, and it was not transferred to Telesat Canada in connection with the Telesat Canada transaction.

We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock based compensation) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gain on

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign exchange contracts; gain on litigation recovery; impairment of available for sale securities; loss on extinguishment of debt; other income (expense); equity in net losses of affiliates; and minority interest.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gains or (losses) on foreign exchange contracts, gains on litigation recoveries, impairments of available for sale securities, other income (expense), equity in net losses of affiliates and minority interest. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows:

Three Months Ended September 30, 2008

	Satellite	Satellite
	Manufacturing	Services(1)	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$191.7	$169.7		$361.4
Intersegment revenues(3)	24.6	—		24.6

Operating segment revenues	$216.3	$169.7		386.0

Intercompany eliminations(4)				(3.8)
Affiliate eliminations(1)				(169.7)

Revenues as reported				$212.5

Segment Adjusted EBITDA before eliminations	$9.6	$108.2	$(3.4)	$114.4

Intercompany eliminations(4)				(0.3)
Affiliate eliminations(1)				(108.2)

Adjusted EBITDA				5.9
Depreciation and amortization				(11.7)

Operating loss				(5.8)
Interest and investment income				1.9
Interest expense				(0.5)
Impairment of available for sale securities				(1.0)
Other expense				(0.1)
Income tax benefit				0.6
Equity in net losses of affiliates		$(35.3)	$(4.0)	(39.3)

Net loss				$(44.2)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2008

	Satellite	Satellite
	Manufacturing	Services(1)	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$569.8	$508.6		$1,078.4
Intersegment revenues(3)	76.5	—		76.5

Operating segment revenues	$646.3	$508.6		1,154.9

Intercompany eliminations(4)				(7.2)
Affiliate eliminations(1)				(508.6)

Revenues as reported				$639.1

Segment Adjusted EBITDA before eliminations	$24.5	$319.4	$(9.7)	$334.2

Intercompany eliminations(4)				(0.8)
Affiliate eliminations(1)				(313.2)

Adjusted EBITDA				20.2
Depreciation and amortization				(32.3)

Operating loss				(12.1)
Interest and investment income				10.2
Interest expense				(1.2)
Gain on litigation recovery				58.3
Impairment of available for sale securities				(4.5)
Other expense				(0.3)
Income tax provision				(12.9)
Equity in net losses of affiliates		$(88.6)	$(12.4)	(101.0)

Net loss				$(63.5)

Other Data:
Segment total assets	$936.9	$5,630.3	$214.0	$6,781.2
Affiliate eliminations(1)	—	(5,240.8)	—	(5,240.8)

Total assets as reported(7)	$936.9	$389.5	$214.0	$1,540.4

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended September 30, 2007

	Satellite	Satellite
	Manufacturing	Services	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$194.9	$40.7		$235.6
Intersegment revenues	12.4	0.7		13.1

Operating segment revenues	$207.3	$41.4		248.7

Eliminations(4)				(13.1)

Operating revenues as reported				$235.6

Segment Adjusted EBITDA before eliminations	$12.8	$20.5	$(6.7)	$26.6

Eliminations(4)				(2.0)

Adjusted EBITDA				24.6
Depreciation and amortization(5)	$(9.8)	$(13.2)	$(1.5)	(24.5)

Operating income				0.1
Interest and investment income				10.5
Interest expense(6)				4.0
Unrealized gain on foreign exchange contracts				56.7
Loss on extinguishment of debt				(16.2)
Other income				3.3
Income tax provision				(23.1)
Equity in net losses of in affiliates				(2.3)
Minority Interest				(7.1)

Net income				$25.9

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2007

	Satellite	Satellite
	Manufacturing	Services	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$573.9	$108.2		$682.1
Intersegment revenues	44.1	2.1		46.2

Operating segment revenues	$618.0	$110.3		728.3

Eliminations(4)				(46.1)

Operating revenues as reported				$682.2

Segment Adjusted EBITDA before eliminations	$33.0	$46.1	$(23.8)	$55.3

Eliminations(4)				(5.6)

Adjusted EBITDA				49.7
Depreciation and amortization(5)	$(26.0)	$(39.4)	$(11.1)	(76.5)

Operating loss				(26.8)
Interest and investment income				27.7
Interest expense(6)				(1.0)
Unrealized gain on foreign exchange contracts				122.1
Loss on extinguishment of debt				(16.2)
Other income				3.6
Income tax provision				(54.9)
Equity in net losses of affiliates				(4.3)
Minority Interest				(20.5)

Net income				$29.7

Other Data:
Total assets(7)	$923.0	$824.1	$299.7	$2,046.8

(1)	Satellite Services for 2008 represents Telesat Canada for the three and nine months ended September 30, 2008. Affiliate eliminations represent the elimination of amounts attributable to Telesat Canada whose results are reported in our condensed consolidated statement of operations as equity in net losses of affiliates and in our condensed consolidated balance sheet as investment in affiliates.

(2)	Represents corporate expenses incurred in support of our operations. Corporate, for 2008, also includes our equity investment in XTAR.

(3)	In 2008, intersegment revenues includes $20.9 million and $69.3 million for the three and nine months ended September 30, 2008, respectively, of revenue from affiliates.

(4)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L.

(5)	Includes non-cash stock based compensation of $1.9 million and $12.2 million for the three and nine months ended September 30, 2007, respectively, as a result of shareholder approval of the Stock Incentive Plan amendments on May 22, 2007.

(6)	Interest expense for the three and nine months ended September 30, 2007, includes a reduction of $5.5 million resulting from the reduction of warranty liability.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Amounts are presented after the elimination of intercompany profit. Total assets as of September 30, 2008 includes $188 million of goodwill for Satellite Manufacturing. In addition, total assets as reported excludes $2.3 billion of satellite services goodwill related to Telesat Canada as of September 30, 2008.

14.	Related Party Transactions

Transactions with Affiliates

Telesat Canada

As described in Note 7, we own 64% of Telesat Canada and account for our investment under the equity method of accounting.

SS/L has contracts with Telesat Canada for the construction of the Nimiq 5 and Telstar 11N satellites. SS/L has also agreed to procure a launch vehicle on behalf of Telesat Canada for Telstar 11N. SS/L recorded revenues from Telesat Canada of $20.9 million and $69.3 million for the three and nine months ended September 30, 2008, respectively. SS/L received milestone payments from Telesat Canada totaling $62 million for the nine months ended September 30, 2008. Amounts receivable by SS/L from Telesat Canada as of September 30, 2008 were $8.5 million related to the construction of these satellites.

On October 31, 2007, Loral and Telesat Canada entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat Canada certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat Canada as part of the Telesat Canada transaction as well as with respect to certain aspects of the satellite communications business of Telesat Canada. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat Canada will pay Loral an annual fee of US $5.0 million payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat Canada’s bank or bridge facilities or certain other debt obligations prevent Telesat Canada from paying such fees in cash, Telesat Canada can issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses for the three and nine months ended September 30, 2008, included income of $1.2 million and $3.7 million, respectively, related to the Consulting Agreement. We also have a long-term receivable related to the Consulting Agreement from Telesat Canada of $4.7 million as of September 30, 2008.

In connection with the Telesat Canada transaction, Loral has indemnified Telesat Canada for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of September 30, 2008 and December 31, 2007 we had recognized liabilities of approximately $6.9 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $7.0 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.

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

A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. The aggregate cost to us for the foregoing is estimated to be

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $60 million. SS/L has commenced construction of the ViaSat-1 satellite. For the three and nine months ended September 30, 2008 we recorded related party sales of $21.4 million and $40.9 million, respectively. Loral’s share of costs incurred by SS/L on the ViaSat-1 satellite was $6.4 million as of September 30, 2008 which is reflected as satellite capacity under construction in property, plant and equipment.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat Canada’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat Canada’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Under the agreement, SS/L makes monthly payments to Telesat Canada for the transponders allocated to ChinaSat. As of September 30, 2008 and December 31, 2007, our consolidated balance sheet included a liability of $10.3 million and $11.5 million, respectively, for the future use of these transponders. During the three and nine months ended September 30, 2008 we made payments of $0.7 million and $2.1 million, respectively, to Telesat Canada pursuant to the agreement.

Costs of satellite manufacturing for sales to related parties were $39.1 million and $98.2 million for the three and nine months ended September 30, 2008, respectively. Costs of satellite manufacturing for sales to related parties were $0 and $0.4 million for the three and nine months ended September 30, 2007, respectively.

XTAR

As described in Note 7 we own 56% of XTAR, a joint venture between us and Hisdesat and account for our investment in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of September 30, 2008 and December 31, 2007 were $1.2 million and $1.6 million, respectively. During the quarter ended March 31, 2008, Loral and XTAR agreed to defer receivable amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat Canada. Our selling, general and administrative expenses included income of $0.4 million and $1.0 million under this agreement for the three and nine months ended September 30, 2008, respectively, and no amounts for the three and nine months ended September 30, 2007, respectively.

MHR

Three of the managing principals of MHR, Mark H. Rachesky, Hal Goldstein and Sai S. Devabhaktuni, are members of Loral’s board of directors. As of September 30, 2008, various funds affiliated with MHR held all issued and outstanding shares of Loral Series-1 Preferred Stock (issued in February 2007) which, if converted to common stock, would represent, when taken together with holdings by MHR or its affiliated funds of common stock of Loral at such time, approximately 58.1% of the common stock of Loral. However, the terms of the preferred stock are designed so that, prior to certain change of control events of Loral, any shares of common stock issuable to MHR or its affiliated funds upon conversion of such preferred stock, when taken together with holdings by MHR or its affiliated funds of common stock of Loral at such time, will not represent more than 39.999% of the aggregate voting power of the securities of Loral. (See Note 11, Commitments and Contingencies, Delaware Shareholder Litigation, for a discussion of the status of the Loral Series-1 Preferred Stock.) Various funds affiliated with MHR held, as of September 30, 2008 and December 31, 2007, approximately 35.4% of the outstanding common stock of Loral. Information on dividends and interest paid to the funds affiliated with MHR, with respect to their holdings of the Loral Skynet Preferred Stock (redeemed November 5, 2007), Loral Skynet Notes (redeemed September 5,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007) and Loral Series-1 Preferred Stock for the three and nine months ended September 30, 2008 and 2007, is as follows (in millions, except share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Loral Skynet Preferred Stock
Dividends paid in cash	$—	$0.5	$—	$1.2
Dividends paid in the form of additional shares
— Number of shares	—	23,399	—	44,539
— Amount	$—	$4.7	$—	$8.9
Loral Skynet Notes
Interest payments on Loral Skynet Notes	—	$5.0	—	$9.0
Redemption premium on Loral Skynet Notes	—	$5.6	—	$5.6
Loral Series-1 Preferred Stock
Dividends paid in the form of additional shares
— Number of shares	20,289	18,829	59,754	28,155
— Amount	$6.1	$5.7	$18.0	$8.5

Funds affiliated with MHR own preferred stock convertible currently into approximately 18.6% of the common stock of Protostar Ltd. (“Protostar”) assuming the conversion of all issued and outstanding shares of preferred stock. These MHR funds also hold Protostar warrants exercisable upon the occurrence of certain events. Upon conversion of such preferred stock and warrants, such funds would own 8.4% of the common stock of Protostar on a fully-diluted basis assuming the exercise or conversion, as the case may be, of all currently outstanding shares of preferred stock, convertible notes, options and warrants. MHR has the right (which has not yet been exercised) to nominate one of nine directors to Protostar’s board of directors. Such funds are also participants in Protostar’s $200 million credit facility, dated March 19, 2008, with an aggregate participation of $6.0 million. Protostar acquired the Chinasat 8 satellite from China Telecommunications Broadcast Satellite Corporation and China National Postal and Telecommunications Appliances Corporation under an agreement reached in 2006, and, pursuant to a contract with Protostar valued at $26 million, SS/L has modified the satellite to meet Protostar’s needs. This satellite, renamed Protostar I, was launched on July 8, 2008 from the European Spaceport in Kourou, French Guiana. The share percentage information set forth in this paragraph has been calculated based on information provided by Protostar.

Other Relationships

During the first quarter of 2008, the Company paid a termination fee of $285,000 under a consulting agreement with Dean A. Olmstead, who resigned from the Board of Directors on January 10, 2008. Mr. Olmstead earned total compensation of $174,000 and $612,000 for the three and nine months ended September 30, 2007, respectively.

15.	Subsequent Events

SS/L Credit Agreement

On October 16, 2008, SS/L entered into a Credit Agreement (the “Credit Agreement”) with the several banks and other financial institutions. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Revolving Facility”). The Revolving Facility includes a $50 million letter of credit sublimit. The Credit Agreement is for a term of three years, maturing on October 16, 2011 (the “Maturity Date”).

The Credit Agreement also includes a feature that will allow SS/L, on a one-time basis, to increase the available commitment by $25 million, subject to securing additional commitments from the current lenders or other

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lending institutions. In addition, the Credit Agreement contains customary conditions precedent to each borrowing, including absence of defaults and accuracy of representations and warranties. The Revolving Facility is available to finance the working capital needs and general corporate purposes of SS/L.

The obligations under the Credit Agreement are secured by (i) a first mortgage on certain real property owned by SS/L, (ii) a first priority security interest in certain tangible and intangible assets of SS/L and certain of its subsidiaries and (iii) a pledge of all issued and outstanding common stock of SS/L and certain of its subsidiaries. As part of the transaction, Loral entered into an agreement (the “Parent Guarantee”) guaranteeing loans under the Credit Agreement and SS/L’s other monetary obligations thereunder. The Parent Guarantee contains a covenant that limits the amount of dividend or other distributions that can be made by Loral to stockholders of proceeds from the disposition of any capital stock of Telesat Holdings Inc.

At SS/L’s election, outstanding indebtedness under the Revolving Facility will bear interest at an annual rate equal to either: (a) 2.75% plus the greater of (1) the Prime Rate then in effect and (2) the Federal Funds Rate then in effect plus 0.5% (the “ABR Rate”) or (b) the Eurodollar Rate plus 3.75%. Interest on an ABR loan is paid quarterly and interest on a Eurodollar loan is paid either on the last day of the interest period or quarterly, whichever is shorter. In addition, the Credit Agreement requires the Company to pay certain customary fees, costs and expenses of the lenders.

The Credit Agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends or stock repurchases, asset sales, mergers and consolidations, liens, changes to the line of business and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Facility are:

•	SS/L must not permit its consolidated leverage ratio as of (i) the last day of any period of four consecutive fiscal quarters or (ii) the date of incurrence of certain indebtedness to exceed 3.50 to 1.00 from October 16, 2008 to September 29, 2009, 3.25 to 1.00 from September 30, 2009 through December 30, 2009 and 3.00 to 1.00 from December 31, 2009 and thereafter until the Maturity Date.

•	SS/L must maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 as of the last day of any fiscal quarter for the period of four consecutive fiscal quarters ending on such day.

SS/L may prepay outstanding principal in whole or in part, together with accrued interest, without premium or penalty. The Credit Agreement requires SS/L to prepay outstanding principal and accrued interest upon certain events, including certain asset sales. If an event of default shall occur and be continuing, the commitments of all Lenders under the Credit Agreement may be terminated and the principal amount outstanding, together with all accrued and unpaid interest, may be declared immediately due and payable. Under the Credit Agreement, events of default include, among other things, non-payment of amounts due under the Credit Agreement, default in payment of certain other indebtedness, breach of certain covenants, bankruptcy, violations under ERISA, violations under certain United States export control laws and regulations, a change of control of SS/L and if certain liens on the collateral securing the obligations under the Credit Agreement fail to be perfected. All outstanding principal is payable in full upon the Maturity Date.

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

Overview

Businesses

Loral is a leading satellite communications company with a satellite manufacturing unit and investments in satellite services businesses. Loral is organized into two operating segments, satellite manufacturing and satellite services. For the final two months of 2007 and going forward, Loral’s participation in satellite services operations is conducted principally through its investment in Telesat Canada.

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

Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/L covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of the satellite. Cash flow in the satellite manufacturing business tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. SS/L’s cash receipts are tied to the achievement of contract milestones that depend in part on the ability of its subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to align the workforce to the workflow.

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, in 2008 SS/L will substantially complete a capacity expansion program through which SS/L is seeking to accommodate as many as 13 satellite awards per year depending on the complexity and timing of the specific satellites awarded. The expansion plan also provides for greater in-house manufacturing of RF components and subassemblies. This expansion includes the use of third party offsite capacity and the upgrading of existing SS/L assembly and satellite test operations. In February 2008, SS/L and Northrop Grumman announced that they are pursuing a group of initiatives to broaden each company’s opportunities to provide the U.S. government with cost competitive satellite systems. With respect to this arrangement, however, no joint initiatives have been undertaken to date.

The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,400 personnel is one of our key competitive resources.

Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. As most of SS/L’s contracts are fixed price, cost increases in excess of these provisions reduce profitability and may result in losses to SS/L, which may be material. The highly competitive satellite manufacturing industry has recently recovered from a several-year period in the early part of this decade when order levels reached an unprecedented low level. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reduced margins and increased assumptions of risk by manufacturers such as SS/L. The current financial crisis may reduce the demand for satellites. If SS/L’s satellite awards fall below, on average, four to five awards per year, we expect to reduce costs and capital expenditures to accommodate the lower level of business.

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

Telesat Canada has thirteen in-orbit satellites, comprised of ten owned and three leased satellites. The owned satellites have an average of approximately 57% of their manufacturer’s expected total service life remaining, with an average remaining manufacturer’s service life in excess of 8.0 years. Two additional satellites, which are under construction at SS/L, are currently scheduled for launch in 2009. Telstar 11N is currently scheduled to launch in the first quarter and to enter commercial service in the second quarter of 2009 and Nimiq 5 is currently scheduled to launch in the second half of 2009. Nimiq 5, is already 100% contracted for 15 years or such later date as the customer may request: to Bell TV (previously Bell ExpressVu) and EchoStar.

The March 14, 2008 failure of a Proton rocket to lift its satellite payload to the appropriate orbit caused a delay in the planned launch of the Nimiq 4 satellite, originally scheduled to be launched in mid-2008. This launch delay adversely affected Telesat Canada’s financial performance for 2008 and deferred the backlog run-off previously anticipated. Telesat Canada successfully launched Nimiq 4 on a Proton rocket on September 19, 2008. The satellite entered commercial service in October 2008. Nimiq 4 is 100% contracted for 15 years to Bell TV.

As a result of the closing of the Telesat Canada transaction, Loral holds a 64% economic interest and a 33 1/3% voting interest in the world’s fourth largest satellite operator with approximately $4.8 billion of backlog as of September 30, 2008. The integration of Loral Skynet’s and Telesat Canada’s operations offers customers expanded satellite and terrestrial coverage while continuing to offer superior customer service. We believe that this transaction allows the combined company to compete more effectively in the FSS industry than either Loral Skynet or Telesat Canada would have been able to do on its own.

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

The current economic environment may reduce the demand for satellites. While we expect the replacement market to be reliable over the next year, given the current credit crisis, potential customers who are highly leveraged or in the development stage may not be able to obtain the financing necessary to purchase satellites. If SS/L’s satellite awards fall below, on average, four to five awards per year, we expect that we will reduce costs and capital expenditures to accommodate this lower level of business. The timing of any reduced demand for satellites is difficult to predict. It is therefore also difficult to anticipate when to reduce costs and capital expenditures to match any slowdown in business. A delay in matching the timing of a reduction in business with a reduction in expenditures would adversely affect our results of operations and liquidity.

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

Telesat Canada believes its existing satellite fleet offers a strong combination of existing backlog, contracted revenue growth on the recently launched Nimiq 4 satellite and the under-construction Nimiq 5 satellite and additional capacity (on the in-orbit satellites and Telstar 11N) that provides a solid foundation upon which it will seek to grow its revenues and cash flows.

Telesat Canada has received a non-binding offer of approximately $200 million for certain of its international satellites and related assets and business. These assets represented approximately 7% of Telesat Canada’s revenues and 9% of its EBITDA for the nine months ended September 30, 2008, and less than 2% of its backlog as of September 30, 2008. One of these satellites is nearing the end of its life and Telesat Canada must make a decision in 2009 with respect to replacing it, which would cost approximately $200-$300 million, incurred over a period of approximately three years. If it is not sold, Telesat Canada’s current intention is to replace this satellite, although no final decision has been made at this time. Subject to Telesat Canada’s obligations under its financing arrangements, proceeds from any sale of these assets would be used to fund replacement satellites or repay debt. The offer is subject to further due diligence and other conditions and Telesat Canada cannot at this time assess the probability of concluding this transaction or any other sale of such satellite assets.

When two satellite operators merge, there usually is significant overlap in their operations. Telesat Canada has implemented a comprehensive integration plan that has resulted in a substantial workforce reduction in certain areas of the company and consolidated a number of Loral Skynet and Telesat Canada facilities, including satellite and network operations centers, resulting in the achievement of significant cost synergies. Telesat Canada has targeted approximately CAD 55 million in annual cost savings; approximately two-thirds of these cost savings will result from the reduction in staffing levels. Telesat Canada believes that its integration activities are proceeding according to plan, that significant cost savings have been achieved, and that the balance of the projected cost savings will be achieved over the next year.

Telesat Canada believes that it is well-positioned to serve its customers and the markets in which it participates. Telesat Canada actively pursues opportunities to develop new satellites, particularly in conjunction with current or prospective customers, who will commit to a substantial amount of capacity at the time the satellite construction contract is signed. Although Telesat Canada regularly pursues opportunities to develop new satellites, it does not procure additional or replacement satellites unless it believes there is a demonstrated need and a sound business plan for such capacity.

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

We regularly explore and evaluate possible strategic transactions and alliances. We also periodically engage in discussions with satellite service providers, satellite manufacturers and others regarding such matters, which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. For example, in connection with an agreement entered into between SS/L and ViaSat, Inc. (“ViaSat”) for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1 (the “ViaSat-1 Satellite”), on January 11, 2008, we entered into certain agreements (see Note 14 to the financial statements), pursuant to which we are investing in the Canadian coverage portion of the ViaSat-1 Satellite and granting to Telesat Canada an option to acquire our rights to the Canadian payload. In order to pursue certain of these types of opportunities, we will require additional capital in the form of debt or equity. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing that will enable us to pursue these types of transactions on favorable terms, if at all. In connection with the Telesat Canada transaction, Loral has agreed that, subject to certain exceptions described in Telesat Canada’s shareholders agreement, for so long as Loral has an interest in Telesat Canada, it will not compete in the business of leasing, selling or otherwise furnishing fixed satellite service, broadcast satellite service or audio and video broadcast direct to home service using transponder capacity in the C-band, Ku-band and Ka-band (including in each case extended band) frequencies and the business of providing end-to-end data solutions on networks comprised of earth terminals, space segment, and, where appropriate, networking hubs.

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 2 to the financial statements.

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2008.

Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA (see Note 13 to the financial statements) reflects the results of our operating business segments for the three and nine months ended September 30, 2008 and 2007. The balance of the discussion relates to our consolidated results, unless otherwise noted.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock based compensation) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gains on foreign exchange contracts; gains on litigation recoveries; impairments of available for sale securities; losses on extinguishment of debt; other income (expense); equity in net losses of affiliates; and minority interest.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gains on foreign exchange contracts, gains on litigation recoveries, impairments of available for sale securities, other income (expense), equity in net losses of affiliates and minority interest. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

We believe the use of Adjusted EBITDA along with U.S. GAAP financial measures enhances the understanding of our operating results and is useful to us and investors in comparing our performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by competitors. We also use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs and to evaluate future growth opportunities. Adjusted EBITDA should be used in conjunction with U.S. GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.

Loral is organized into two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat Canada for the three and nine months ended September 30, 2008. Although we analyze Telesat Canada’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat Canada’s results as equity in net income (losses) of affiliates.

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements (in millions):

Revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)		(In millions)

Satellite Manufacturing	$216.3	$207.3	$646.3	$618.0
Satellite Services	169.7	41.4	508.6	110.3

Segment revenues	386.0	248.7	1,154.9	728.3
Eliminations(1)	(3.8)	(13.1)	(7.2)	(46.1)
Affiliate eliminations(2)	(169.7)	—	(508.6)	—

Revenues as reported(3)	$212.5	$235.6	$639.1	$682.2

Revenues from Satellite Manufacturing before eliminations increased $9 million for the three months ended September 30, 2008 as compared to 2007, primarily as a result of increased revenues from new orders offset by reduced revenue from programs completed or nearing completion. Satellite Services segment revenue increased by $128 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily due to the inclusion of Telesat Canada’s revenues in 2008.

Revenues from Satellite Manufacturing before eliminations increased by $28 million for the nine months ended September 30, 2008 as compared to 2007, primarily as a result of increased revenues from new orders received partially offset by reduced revenue from programs completed or nearing completion. Satellite Services segment revenue increased by $398 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily due to the inclusion of Telesat Canada’s revenues in 2008.

Adjusted EBITDA:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)		(In millions)

Satellite Manufacturing	$9.6	$12.8	$24.5	$33.0
Satellite Services	108.2	20.5	319.4	46.1
Corporate expenses(4)	(3.4)	(6.7)	(9.7)	(23.8)

Segment Adjusted EBITDA before eliminations	114.4	26.6	334.2	55.3
Eliminations(1)	(0.3)	(2.0)	(0.8)	(5.6)
Affiliate eliminations(2)	(108.2)	—	(313.2)	—

Adjusted EBITDA	$5.9	$24.6	$20.2	$49.7

Satellite Manufacturing segment Adjusted EBITDA decreased $3 million for the three months ended September 30, 2008 compared with the three months ended September 30, 2007. This decrease was primarily due to an expense reduction of $6 million in the third quarter of 2007 for the resolution of certain warranty obligations for less than previously estimated amounts and a $4 million loss on foreign exchange forward contracts in the third quarter of 2008, partially offset by improved margins of $4 million in 2008 and a reduction in accruals for on orbit support costs of $3 million. Satellite Services segment Adjusted EBITDA increased by $88 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily due to the inclusion of Telesat Canada’s operating results in 2008. Corporate expenses decreased $3 million for the three months ended September 30, 2008 as compared to September 30, 2007, primarily due to a $1 million reduction in legal costs, and $2 million of increased management fees earned for consulting services provided to affiliates.

Satellite Manufacturing segment Adjusted EBITDA decreased $8 million for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. The decrease was primarily due to an expense reduction of $6 million in 2007 for the resolution of certain warranty obligations for less than previously estimated amounts, increased research and development expenses in 2008 of $5 million for satellite control and product payload improvements, increased marketing related expenses of $5 million due to a higher volume of bid opportunities and a $4 million loss on foreign exchange forward contracts in 2008, partially offset by improved margins of $7 million in 2008, decreased general and administrative expenses of $3 million and a reduction in accruals for on orbit support costs of $3 million. Satellite Services segment Adjusted EBITDA increased by $273 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily due to the inclusion of Telesat Canada’s operating results in 2008. Corporate expenses decreased $14 million for the nine months ended September 30, 2008 as compared to September 30, 2007, primarily due to reductions of $4 million for deferred compensation due to the decline in the market price of our common stock, $5 million of legal costs, and $5 million of increased management fees earned for consulting services provided to affiliates.

Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)		(In millions)

Adjusted EBITDA	$5.9	$24.6	$20.2	$49.7
Depreciation and amortization(5)	(11.7)	(24.5)	(32.3)	(76.5)

Operating (loss) income	(5.8)	0.1	(12.1)	(26.8)
Interest and investment income	1.9	10.5	10.2	27.7
Interest expense(6)	(0.5)	4.0	(1.2)	(1.0)
Gain on foreign exchange contracts	—	56.7	—	122.1
Gain on litigation recovery	—	—	58.3	—
Impairment of available for sale securities	(1.0)	—	(4.5)	—
Loss on extinguishment of debt	—	(16.2)	—	(16.2)
Other income (expense)	(0.1)	3.3	(0.3)	3.6
Income tax benefit (provision)	0.6	(23.1)	(12.9)	(54.9)
Equity in net losses of affiliates	(39.3)	(2.3)	(101.0)	(4.3)
Minority interest	—	(7.1)	—	(20.5)

Net (loss) income	$(44.2)	$25.9	$(63.5)	$29.7

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for Loral and its wholly owned subsidiaries and for Satellite Services leasing transponder capacity to SS/L.

(2)	Represents the elimination of amounts attributed to Telesat Canada whose results are reported in our consolidated statements of operations as equity in net losses of affiliates.

(3)	Includes revenues from affiliates of $20.9 million and nil for the three months ended September 30, 2008 and 2007, respectively, and $69.3 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.

(4)	Represents corporate expenses incurred in support of our operations.

(5)	Includes non-cash stock based compensation of $1.4 million and $4.9 million for the three and nine months ended September 30, 2008, respectively and $1.9 million and $12.2 million for the three and nine months ended

September 30, 2007, respectively, as a result of shareholder approval of the Stock Incentive Plan amendments on May 22, 2007 (see Note 10 to the financial statements).

(6)	Interest expense for the three and nine months ended September 30, 2007, includes a reduction of $5.5 million resulting from the reduction of warranty liability.

Three Months Ended September 30, 2008 Compared With September 30, 2007

The following compares our consolidated results of operations for the three months ended September 30, 2008 and 2007 as presented in our financial statements (in millions):

Revenues from Satellite Manufacturing

	Three Months
	Ended September 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$216	$207	4%
Eliminations	(4)	(12)	(69)%

Revenues from Satellite Manufacturing as reported	$212	$195	9%

Revenues from Satellite Manufacturing before eliminations increased by $9 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily as a result of $69 million of revenue from $1.2 billion of new orders received subsequent to September 30, 2007, offset by $53 million of reduced revenue from programs completed or nearing completion which were awarded in earlier periods. In addition, revenue in 2007 included $3 million from the renegotiation of orbital incentives and revenue in 2008 was reduced by $4 million from losses on foreign exchange forward contracts. Eliminations for the three months ended September 30, 2008, consist primarily of revenues applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (See Note 14 to the financial statements). Eliminations for the three months ended September 30, 2007 consisted primarily of revenues recorded for the construction of Telstar 11N, a satellite then being manufactured by SS/L for Loral Skynet. As a result, revenues from Satellite Manufacturing as reported increased $17 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Revenues from Satellite Services

	Three Months
	Ended September 30,
	2008	2007
	(In millions)

Revenues from Satellite Services	$—	$41
Eliminations	—	(1)

Revenues from Satellite Services as reported	$—	$40

The revenue decrease resulted from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

Cost of Satellite Manufacturing

	Three Months
	Ended September 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$184	$163	12%
Depreciation and amortization	11	10	8%

Total cost of Satellite Manufacturing as reported	$195	$173	12%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	92%	89%

Cost of Satellite Manufacturing as reported increased $22 million for the three months ended September 30, 2008 as compared to 2007. Cost of Satellite Manufacturing before specific identified charges shown above increased $21 million for the three months ended September 30, 2008 as compared to 2007, primarily due to costs of $14 million associated with the increase in sales volume and costs of $7 million for Telstar 11N which prior to the Telesat Canada transaction were eliminated.

Cost of Satellite Services

	Three Months
	Ended September 30,
	2008	2007
	(In millions)

Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$—	$14
Depreciation and amortization	—	13

Total cost of Satellite Services as reported	$—	$27

Cost of Satellite Services as a % of Satellite Services revenues as reported		66%

The decrease in cost of satellite services resulted from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

Selling, General and Administrative Expenses

	Three Months
	Ended September 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Selling, general and administrative expenses	$24	$35	(33)%

% of revenues as reported	10%	15%

Selling, general and administrative expenses decreased by $11 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This was due primarily to a decrease of $7 million as a result of the contribution of Loral Skynet to Telesat Canada on October 31, 2007 and lower Corporate expenses including reductions of $1 million of compensation costs due to staff reductions, $1 million of legal costs, and $2 million of increased management fees earned for consulting services provided to affiliates.

Interest and Investment Income

	Three Months
	Ended September 30,
	2008	2007
	(In millions)

Interest and Investment Income	$2	$11

Interest and investment income decreased $9 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease was due mainly to reduced cash, including restricted cash, and short-term investments ($124 million and $159 million at September 30, 2008 and June 30, 2008, respectively, as compared to $519 million and $548 million at September 30, 2007 and June 30, 2007, respectively) primarily as a result of funding the Telesat Canada transaction, tax payments, pension contributions and funding the operations of SS/L. The completion of the $300 million preferred stock financing in February 2007 increased Loral’s cash investment position in 2007 (see Note 10 to the financial statements). In addition, interest and investment income decreased due to the decline in investment rates of approximately 275 basis points for the 2008 period as compared to the 2007 period.

Interest Expense

	Three Months
	Ended
	September 30,
	2008	2007
	(In millions)

Interest cost before capitalized interest	$1	$(1)
Capitalized interest	—	(3)

Interest expense	$1	$(4)

Interest cost before capitalized interest increased by $2 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily due to reduced interest expense in 2007 at SS/L resulting from the resolution of certain warranty obligations for less than previously estimated amounts, partially offset by reduced interest expense as a result of Loral’s contribution of Loral Skynet to Telesat Canada on October 31, 2007. Capitalized interest decreased $3 million due to the contribution of the Telstar 11N satellite to Telesat Canada on October 31, 2007 in connection with the Telesat Canada transaction.

Gain on Foreign Exchange Contracts

In the three months ended September 30, 2007, we recorded an unrealized gain of $57 million reflecting the change in the fair value of the currency swaps and the change in the fair value of the forward contracts entered into by Loral Skynet relating to the Telesat Canada transaction (See Note 5 to the financial statements).

Other Expense (Income)

Other expense includes gains and losses on foreign currency transactions other than those related to the Telesat Canada transaction.

Impairment of Available for Sale Securities

During the three months ended September 30, 2008, we recorded an impairment charge of $1.0 million to reflect an other-than-temporary decline in the value of our investment in Globalstar Inc. common stock (see note 7 to the financial statements).

Loss on Extinguishment of Debt

Reflects a charge for the early extinguishment of the Loral Skynet 14% Notes, which is comprised of a $12.6 million redemption premium and a $3.6 million write-off of deferred financing costs.

Income Tax Provision

During 2008 and 2007, we continued to maintain a 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards and certain state tax benefits. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the balance of our valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the three months ended September 30, 2008 we recorded a reduction to goodwill in the amount of $38.0 million, of which $37.5 million related to the reduction of our valuation allowance as of October 1, 2005 and $0.5 million related to the reversal of FIN 48 liabilities due the expiration of the statute of limitations for assessment of additional tax for 2004.

For the three months ended September 30, 2008 and 2007, our income tax provision was $(0.6) million and $23.1 million, respectively. The variation of $23.7 million was primarily attributable to the benefits received in 2008 from the utilization of tax losses.

Equity in Net Losses of Affiliates

	Three Months
	Ended September 30,
	2008	2007
	(In millions)

Telesat	$(35)	$—
XTAR	(4)	(2)

	$(39)	$(2)

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

Summary financial information for Telesat Canada for the three months ended September 30, 2008 in accordance with U.S. GAAP follows (in U.S.$ millions):

Three Months
Ended September 30, 2008

Statement of Operations Data:
Revenues	$169.7
Operating expenses	(116.6)
Depreciation and amortization	(55.1)
Operating income	53.1
Interest expense	(58.9)
Other expense, net	(52.3)
Income tax benefit	4.6
Net loss	(53.5)

Other expense, net includes a non-cash foreign exchange loss of $120.2 million and a non-cash gain on financial instruments of $67.4 million for the three months ended September 30, 2008.

Telesat Canada’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat Canada’s main currency exposures as of September 30, 2008, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing.

From September 30, 2008 to October 31, 2008, the Canadian dollar weakened against the U.S. dollar by approximately 14%.

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

Minority Interest

Minority interest decreased $7 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, primarily due to the redemption of the Loral Skynet Preferred Stock in connection with the Telesat Canada transaction.

Nine Months Ended September 30, 2008 Compared With September 30, 2007

Revenues from Satellite Manufacturing

	Nine Months
	Ended September 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$646	$618	5%
Eliminations	(7)	(44)	(84)%

Revenues from Satellite Manufacturing as reported	$639	$574	11%

Revenues from Satellite Manufacturing before eliminations increased $28 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily as a result of $114 million of revenue from $1.2 billion of new orders received subsequent to September 30, 2007, partially offset by $79 million of reduced revenue from programs completed or nearing completion which were awarded in earlier periods. In addition, revenue in 2007 included $3 million from the renegotiation of orbital incentives and revenue in 2008 was reduced by $4 million from losses on foreign exchange forward contracts. Eliminations for the nine months ended September 30, 2008, consist primarily of revenues applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (See Note 14 to the financial statements). Eliminations for the nine months ended September 30, 2007 consisted primarily of revenues recorded for the construction of Telstar 11N, a satellite then being manufactured by SS/L for Loral Skynet. As a result, revenues from Satellite Manufacturing as reported increased $65 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Revenues from Satellite Services

	Nine Months
	Ended September 30,
	2008	2007
	(In millions)

Revenues from Satellite Services	$—	$110
Eliminations	—	(2)

Revenues from Satellite Services as reported	$—	$108

The revenue decrease resulted from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

Cost of Satellite Manufacturing

	Nine Months
	Ended September 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$558	$495	13%
Depreciation and amortization	28	26	8%

Total cost of Satellite Manufacturing as reported	$586	$521	13%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	92%	91%

Cost of Satellite Manufacturing as reported increased $65 million for the nine months ended September 30, 2008 as compared to 2007. Cost of Satellite Manufacturing before specific identified charges shown above increased $63 million for the nine months ended September 30, 2008 as compared to 2007. This increase is primarily due to costs of $29 million associated with the increase in sales volume and costs of $34 million for Telstar 11N which prior to the Telesat Canada transaction were eliminated. Depreciation and amortization expense increased $2 million, primarily as a result of $1 million of amortization of restricted stock units awarded in 2007, and $1 million of depreciation due to increased capital expenditures related to our facility expansion.

Cost of Satellite Services

	Nine Months
	Ended
	September 30,
	2008	2007
	(In millions)

Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$—	$38
Depreciation and amortization	—	39

Total cost of Satellite Services as reported	$—	$77

Cost of Satellite Services as a % of Satellite Services revenues as reported		72%

The decrease in cost of satellite services resulted from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

Selling, General and Administrative Expenses

	Nine Months
	Ended September 30,		% Increase/
	2008	2007	(Decrease)
	(In millions)

Selling, general and administrative expenses	$71	$111	(36)%

% of revenues as reported	10%	16%

Selling, general and administrative expenses decreased by $40 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This was due primarily to a decrease of $26 million as a result of the contribution of Loral Skynet to Telesat Canada on October 31, 2007, and lower Corporate expenses including reductions of $4 million for deferred compensation due to the decline in the market price of our common stock, $5 million of legal costs, $7 million of stock based compensation related to grants approved by our shareholders in May 2007, $5 million of increased management fees earned for consulting services provided to affiliates, and a reduction of $3 million in compensation costs due to staff reductions, partially offset by increases at SS/L of $5 million for research and development and $5 million for marketing related expenses due to a higher volume of bid opportunities.

Gain on Recovery from Customer Bankruptcy

For the nine months ended September 30, 2008 we recorded a gain of $6 million related to a distribution from a bankruptcy claim against a former customer of Loral Skynet. The receivables underlying the claim had been previously written-off or not recognized due to the customer’s bankruptcy.

Interest and Investment Income

	Nine Months
	Ended
	September 30,
	2008	2007
	(In millions)

Interest and investment income	$10	$28

Interest and investment income decreased $18 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease was due mainly to reduced cash, including restricted cash, and short-term investments ($124 million and $339 million September 30, 2008 and December 31, 2007, respectively, as compared to $519 million and $305 million at September 30, 2007 and December 31, 2006, respectively) primarily resulting from funding the Telesat Canada transaction, tax payments, pension contributions and funding the operations of SS/L. The completion of the $300 million preferred stock financing in February 2007 increased Loral’s cash investment position in 2007 (see Note 10 to the financial statements). In addition, interest and investment income decreased due to the decline in investment rates of approximately 220 basis points for the 2008 period as compared to the 2007 period. This decrease was partially offset by an increase of $3 million from accelerated amortization of fair value adjustments resulting from the early payment of orbital incentives by a customer in the first quarter of 2008.

Interest Expense

	Nine Months
	Ended
	September 30,
	2008	2007
	(In millions)

Interest cost before capitalized interest	$1	$10
Capitalized interest	—	(9)

Interest expense	$1	$1

Interest cost before capitalized interest decreased by $9 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily due to reduced interest expense as a result of Loral’s contribution of Loral Skynet to Telesat Canada on October 31, 2007, partially offset by reduced interest expense in 2007 at SS/L resulting from the a resolution of certain warranty obligations for less than previously estimated amounts. Capitalized interest decreased $9 million due to the contribution of the Telstar 11N satellite to Telesat Canada on October 31, 2007 in connection with the Telesat Canada transaction.

Gain on Foreign Exchange Contracts

In the nine months ended September 30, 2007, we recorded an unrealized gain of $122 million reflecting the change in the fair value of the currency swaps and the change in the fair value of the forward contracts entered into by Loral Skynet relating to the Telesat Canada transaction (See Note 5 to the financial statements).

Gain on Litigation Recovery

During the nine months ended September 30, 2008, we recorded income of $58 million related to a gain on litigation recovery from Rainbow DBS (see Note 11 to the financial statements).

Impairment of Available for Sale Securities

During the nine months ended September 30, 2008, we recorded impairment charges of $4.5 million to reflect other-than-temporary declines in the value of our investment in Globalstar Inc. common stock (see Note 7 to the financial statements).

Other Income (Expense)

Other income (expense) includes gains and (losses) on foreign currency transactions other than those related to the Telesat Canada transaction.

Loss on Extinguishment of Debt

Reflects a charge for the early extinguishment of the Loral Skynet 14% Notes, which is comprised of a $12.6 million redemption premium and a $3.6 million write-off of deferred financing costs.

Income Tax Provision

During 2008 and 2007, we continued to maintain a 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards and certain state tax benefits. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the balance of our valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the nine months ending September 30, 2008 we recorded a reduction to goodwill in the amount of $38.6 million, of which $38.1 million related to the reduction of our valuation allowance as of October 1, 2005 and $0.5 million related to the reversal of FIN 48 liabilities due the expiration of the statute of limitations for assessment of additional tax for 2004.

For the nine months ended September 30, 2008 and 2007, our income tax provision was $12.9 million and $54.9 million, respectively. The difference of $42.0 million was primarily attributable to the benefits received in 2008 from the utilization of tax losses.

Equity in Net Losses of Affiliates

	Nine Months
	Ended September 30,
	2008	2007
	(In millions)

Telesat	$(89)	$—
XTAR	(12)	(7)
Other	—	3

	$(101)	$(4)

As of September 30, 2007, Loral received a cash distribution of $3.0 million from Globalstar de Mexico.

Summary financial information for Telesat Canada for the nine months ended September 30, 2008 in accordance with U.S. GAAP follows (in U.S.$ millions):

Nine Months
Ended September 30, 2008

Statement of Operations Data:
Revenues	$508.6
Operating expenses	(365.7)
Depreciation and amortization	(170.3)
Operating income	142.9
Interest expense	(174.4)
Other expense, net	(100.8)
Income tax benefit	1.3
Net loss	(131.0)

	September 30,	December 31,
	2008	2007

Balance Sheet Data:
Current assets	$137.0	$143.7
Total assets	5,240.8	5,610.0
Current liabilities	205.5	229.5
Long-term debt, including current portion	2,895.5	2,828.0
Total liabilities	4,025.6	4,156.7
Redeemable preferred stock	132.9	143.1
Shareholders’ equity	1,082.3	1,310.2

Other expense, net includes a non-cash foreign exchange loss of $221.7 million and a non-cash gain on financial instruments of $117.5 million for the nine months ended September 30, 2008.

Telesat Canada’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat Canada’s main currency exposures as of September 30, 2008, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. We estimated that, after considering the impact of hedges, a fifteen percent weakening of the Canadian dollar against the U.S. dollar at September 30, 2008 would have increased Telesat Canada’s net loss for the nine months ended September 30, 2008 by approximately $260 million, while a fifteen percent strengthening of the Canadian dollar against the U.S. dollar at September 30, 2008 would have decreased Telesat Canada’s net loss for the nine months ended September 30, 2008 by approximately $260 million.

From September 30, 2008 to October 31, 2008, the Canadian dollar weakened against the U.S. dollar by approximately 14%.

See Note 7 to the financial statements for information related to XTAR.

Minority Interest

Minority interest decreased $21 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, primarily due to the redemption of the Loral Skynet Preferred Stock in connection with the Telesat Canada transaction.

Backlog

Backlog as of September 30, 2008 and December 31, 2007, was as follows (in millions):

	September 30,	December 31,
	2008	2007

Satellite Manufacturing	$1,416	$1,025
Satellite Services	4,800	5,251

Total backlog before eliminations	6,216	6,276
Satellite Manufacturing eliminations	(30)	—
Eliminations	(4,800)	(5,251)

Total backlog	$1,386	$1,025

Liquidity and Capital Resources

At September 30, 2008, the Company had $124 million of cash, (including $24 million of restricted cash) and had no debt outstanding. In October 2008, restrictions on $18 million of our restricted cash were released. On October 16, 2008, SS/L obtained a $100 million senior secured revolving credit facility. This facility includes a $50 million sublimit for letters of credit which allowed SS/L to terminate an existing $15 million Letter of Credit facility. (See Note 15 to the financial statements). SS/L currently has approximately $5.4 million in letters of credit outstanding and no loans drawn under its new credit facility.

Ordinary course business operations to the end of 2009 will require the use of a significant portion of our existing cash on hand. We expect the new SS/L credit facility to provide additional liquidity for SS/L to meet its business plan and be available for unexpected cash needs. The major uses of cash over this period are expected to include Loral’s investment in the ViaSat-1 satellite (estimated to be approximately $27 million), funding SS/L’s investment in long-term orbital receivables of approximately $110 million, pension contributions and capital expenditures. We currently anticipate pension contributions to be approximately $30 to $35 million during this period; given the current economic environment, however, this requirement is difficult to predict. We expect customary on-going capital expenditures at SS/L to run approximately $25 to $30 million per year. With respect to our previously announced $30 million facility expansion, that expansion is largely completed with approximately $6 million of additional costs to be spent during the fourth quarter. In addition, as of September 30, 2008, we estimate that there is approximately $25 to $30 million to be spent through the second quarter of 2009 on next generation test equipment and other projects that had previously been delayed. SS/L maintains the flexibility to slow down or adjust a significant portion of its capital expenditures should the volume of ongoing business be materially reduced or as other circumstances may require.

SS/L has a $100 million undrawn commitment to Sirius Satellite Radio Inc. under an Amended and Restated Customer Credit Agreement, secured by the two satellites under construction and subject to a number of conditions set forth therein. (See Note 11 to the financial statements). Were Sirius to meet all of these conditions and draw this commitment in full, Loral would be required to examine alternatives to preserve its liquidity, including the sale of any or all borrowings under this facility. Notwithstanding that the Sirius satellite collateral is pledged solely to SS/L, the sale of Sirius borrowings under this facility, given the current market value of Sirius unsecured debt, could be at discounts of 20% to 40% and result in SS/L incurring a significant loss. Over the next 12 months, Loral believes that it has adequate resources to operate its business in such an event.

Current economic conditions, including the credit crisis, have generated concerns regarding the ability of customers to make payments under satellite construction contracts with SS/L. Though most of our customers are substantial corporations for whom creditworthiness is generally very good, we have other customers who are either highly leveraged or are in the developmental stage and are not yet fully funded. Customers that are not fully funded or are facing near-term maturities on their existing debt present significant financing risk in today’s market. This financing risk could require them to delay payments or seek financial relief from SS/L. If customers fall behind or are unable to meet their payment obligations, SS/L’s liquidity will be adversely affected. As of September 30, 2008, customers that management believes may have significant financing risk accounted for billed and unbilled accounts receivable of approximately $60 million, orbital receivables of approximately $70 million and backlog of $250 million. Over the next twelve months, these customers are scheduled to pay approximately $220 million on work that has been performed already or is scheduled over the period. Although none of SS/L’s current customers is in default on any of their contracts, there can be no assurance that defaults, particularly on the part of those customers that we have identified as having significant financing risk, will not occur in the future.

SS/L works with its customers on an ongoing basis to monitor and in some cases modify long-term contractual arrangements to take account of changing technological, supply, market demand and financial circumstances, and these changes may adversely affect SS/L’s liquidity. While SS/L’s customers generally have significant cash on their balance sheets and SS/L provides a product that is by and large critical to the execution of their basic business plans, making customers highly motivated to keep current with their contractual payment obligations, there can be no assurance that requests for financial concessions will not be made or that payment defaults will not occur. In the event of an uncured contract default, SS/L’s construction contracts generally provide SS/L with significant rights even if their customers, or successors, have paid large amounts on the contract. These rights generally include the right to stop work on the satellite and the right to terminate the contract for default, in which case SS/L would have the right to retain the satellite or satellite parts that are under construction whereupon SS/L could sell the satellite or satellite parts to other customers. Exercise of such rights could, however, be impeded by the assertion by customers of defenses and counterclaims, including claims of breach of performance obligations on the part of SS/L, and by the unavailability of a ready resale market for the affected satellites or their parts. Conflicts with customers, or the unlikely event of a resale process, could result in SS/L’s liquidity being adversely affected.

The current economic environment may also reduce the demand for satellites. If SS/L’s satellite awards fall below, on average, four to five awards per year, we expect that we will reduce costs and capital expenditures to accommodate this lower level of business. The timing of any reduced demand for satellites is difficult to predict. It is, therefore, difficult to anticipate when to reduce costs and capital expenditures to match any slowdown in business. A delay in matching the timing of a reduction in business with a reduction in expenditures would adversely affect our liquidity.

Loral Space & Communications Inc., the parent company, has no debt and believes that it has significant value in its 64% economic ownership interest in Telesat Canada, which is unencumbered. We are currently considering accessing the capital markets for debt or equity at the parent company level. The proceeds of a debt or equity offering would be used to further strengthen our balance sheet, given the ongoing difficult financial environment, and provide liquidity to fund various growth opportunities we currently see across our business lines. This would not only provide for contingencies at SS/L associated with its current and prospective customers but also provide such customers with additional confidence in us as a critical supplier. Given the current environment, however, there can be no assurance that the Company will be able to obtain such financing.

Telesat Canada is subject to covenants in its debt agreements that restrict cash payments, including dividends to its shareholders. Cash payments to Loral under our consulting agreement with Telesat Canada are also restricted by Telesat Canada’s debt agreements. Loral has planned that it will receive the $5 million annual fee payment in notes, under the consulting agreement, and that it will not receive cash dividends in the near term.

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

Loral currently invests its cash in several liquid money market funds. These money market funds include Treasury funds, Government funds, and Prime AAA funds. The dispersion across funds reduces the exposure of a default at one fund. We do not currently hold any investments in auction rate securities or enhanced money market funds that have been subject to liquidity issues and price declines.

Telesat Canada

Cash and Available Credit

As of September 30, 2008, Telesat Canada had CAD 52 million of cash and short-term investments as well as CAD 153 million of borrowing availability under its Revolving Facility. Telesat Canada believes that cash and short-term investments as of September 30, 2008, net cash provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Credit Facility (as defined below) will be adequate to meet its expected cash requirement for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures through at least the next 12 months.

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

Liquidity

A large portion of Telesat Canada’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat Canada believes its cash flow from operations will be sufficient to provide for a portion of its capital requirements and to fund its interest and debt payment obligations through 2008. Cash required for the construction and launch of the Nimiq 5 and Telstar 11N satellites will be funded from some or all of the following: cash and short-term investments, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

Telesat Canada maintains approximately CAD 25 million in cash and cash equivalents within its parent and subsidiary operating entities for the management of its liquidity. Telesat Canada’s intention is to maintain this level of cash and cash equivalents to assist with the day-to-day management of its cash flows.

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

Revolving Facility

The Revolving Facility is a CAD 153 million loan facility with a maturity date of October 31, 2012. Loans under the Revolving Facility currently bear interest at a floating rate of the Bankers Acceptance borrowing rate plus an applicable margin of 275 basis points. The applicable margin is subject to a leverage pricing grid. The Revolving Facility currently has an unused commitment fee of 50 bps that is subject to adjustment based upon a leverage pricing grid. As of September 30, 2008, there were no drawings under this facility.

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

The U.S. Term Loan II Facility has an unused commitment fee of 1/2 the applicable margin which is 150 basis points. Telesat Canada anticipates that it will draw the full amount of this facility during the 12 month availability period. As of September 30, 2008, the entire amount of the facility was drawn.

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

Interest Expense

An estimate of the interest expense on the Facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Credit Facility. Telesat Canada’s estimated interest expense for 2008 is approximately CAD 273 million.

Derivatives

Telesat Canada has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.

Telesat Canada uses forward contracts to hedge its foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At September 30, 2008, Telesat Canada had outstanding foreign exchange contracts which require them to pay Canadian dollars to receive $84.8 million for future capital expenditures. The fair value of these derivative contract liabilities resulted in an unrealized gain of CAD 1.6 million as of September 30, 2008. Any gain or loss on these forward contracts will remain unrealized until the contracts are settled. These forward contracts are due between October 20, 2008 and December 1, 2009.

In order to hedge the currency risk for Telesat Canada, both at the closing of the Telesat Canada transaction and over the life of the loans, Loral Skynet entered into a currency basis swap to synthetically convert $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt. Loral Skynet transferred the currency basis swap to Telesat Canada prior to closing. The fair value of this derivative contract at September 30, 2008 resulted in an unrealized loss of CAD 160 million. Any gain or loss on the basis swap will remain unrealized until the contract is settled. This contract is due on October 31, 2014.

On November 30, 2007, Telesat Canada entered into a series of five interest rate swaps to fix interest rates on $600 million of U.S. dollar denominated debt and CAD 630 million of Canadian dollar denominated debt for an average term of 3.2 years. Average rates achieved, before any borrowing spread, were 4.12% on the U.S. dollar denominated swaps and 4.35% on the Canadian dollar denominated swaps. As of September 30, 2008, the fair value of these derivative contract liabilities was an unrealized loss of CAD 26 million. Any gain or loss will remain unrealized until the contracts are settled. These contracts are due between January 31, 2010 and November 28, 2011.

Contractual Obligations

There have not been any significant changes to the Contractual Obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC other than an agreement between us and ViaSat, Inc. that provides for the purchase by us of a portion of the ViaSat-1 satellite, which is being constructed by SS/L, for approximately $60 million. Estimated payments remaining to be made under this agreement include $8 million in 2008, $38 million from 2009 to 2010 and $4 million thereafter.

As of September 30, 2008, we have recorded income tax liabilities under FIN 48 in the amount of $68.1 million. We do not expect to make any significant payments regarding such FIN 48 liabilities during the next twelve months.

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2008 was $171 million. This was due to an increase in contracts-in-process of $187 million, primarily resulting from progress on new satellite programs, an increase in other current assets and other assets of $15 million, a decrease in income taxes payable of $46 million, primarily due to tax payments of $34 million, a decrease in pension and post retirement liabilities of $21 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $8 million which includes a post Telesat Canada closing final adjustment payment to PSP of $9 million, partially offset by the net loss adjusted for non-cash items of $96 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 was $44 million, resulting from capital expenditures.

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

Net Cash Provided by Financing Activities

There was no cash provided or used by financing activities for the nine months ended September 30, 2008.

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

FSP FAS 157-3

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 amends SFAS 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP FAS 157-3 did not prescribe any new disclosure requirements but it emphasizes SFAS 157’s requirements for an entity to disclose significant unobservable inputs (Level 3 inputs). FSP FAS 157-3 was effective upon issuance and did not have a material impact on our consolidated financial statements.

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

As of September 30, 2008, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the September 30, 2008 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S.$

Future revenues — Japanese Yen	¥103	$1.0
Future expenditures — Japanese Yen	¥3,157	$29.8
Contracts-in-process, unbilled receivables — Japanese Yen	¥10	$0.1
Future expenditures — EUROs	€3.7	$5.4

Derivatives

Hedges of foreign currency denominated contract revenues and related purchases are designated as cash flow hedges and evaluated for effectiveness at least quarterly. Effectiveness is tested using regression analysis. The effective portion of the gain or loss on a cash flow hedge is recorded as a component of other comprehensive income and reclassified to income in the same period or periods in which the hedged transaction affects income. Any remaining gain or loss on the hedge is included in income.

On July 9, 2008, SS/L was awarded a satellite contract denominated in EUROs and SS/L entered into a series of foreign exchange forward contracts with maturities through 2011 to hedge the associated foreign currency exchange risk. These foreign exchange forward contracts have been designated as cash flow hedges of future Euro denominated receivables.

During the three and nine months ended September 30, 2008, losses of $4.0 million were excluded from the assessment of hedge effectiveness and were included in revenue, and unrealized gains of $11.4 million were included in accumulated other comprehensive income.

The fair value of the cash flow hedges at September 30, 2008 was $7.4 million of which $4.3 million is included in other current assets and $3.1 million is included in other assets.

We estimate that $5.3 million of net derivative gain included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

The maturity of foreign currency exchange contracts held as of September 30, 2008 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows (in thousands):

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate

2008	€11,300	$17,733	$18,745
2009	57,065	88,413	92,452
2010	19,210	29,388	30,510
2011	23,493	35,663	36,900

	€111,068	$171,197	$178,607

The Company is exposed to credit-related losses in the event of non-performance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation because we execute foreign exchange contracts only with well capitalized financial institutions. Loral does not enter into foreign currency transactions for trading and speculative purposes.

On June 20, 2008, in anticipation of receiving the July 9, 2008 satellite contract described above, Loral entered into a currency option transaction that allowed Loral to convert €97.7 million into $149.5 million. Loral paid a premium of $500,000 for this option. For the three and nine months ended September 30, 2008, Loral recorded charges of $0.1 million and $0.5 million, respectively, as the options expired unexercised on July 10, 2008.

Item 4.	Disclosure Controls and Procedures

Disclosure controls and procedures.  Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008, to determine whether our disclosure controls and procedures ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In our Annual Report on Form 10-K for the year ended December 31, 2007, we reported a material weakness with respect to accounting for and disclosure of income taxes. Specifically, the Company did not maintain adequate processes and a sufficient number of technically qualified personnel to facilitate the timely resolution of issues associated with the Company’s income tax closing process primarily relating to those issues attributable to the Telesat Canada transaction. As a result of this material weakness, management concluded that the Company’s internal control over financial reporting as of December 31, 2007, was not effective based upon the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We indicated in our Form 10-K for the year ended December 31, 2007 that we are evaluating several remedial steps to improve controls surrounding our income tax closing process, including enhancing the technical resources in the income tax accounting function and conducting an evaluation of organizational processes and structure to identify and implement the appropriate solutions regarding our income tax closing process including retaining additional internal and external resources.

We are implementing these remediation steps but we have concluded that our disclosure controls and procedures were not yet effective as of September 30, 2008. Additional review, evaluation and oversight have been undertaken to ensure that the condensed consolidated financial statements in this Form 10-Q present fairly, in all material respects, our financial position and results of operations.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As noted above, the Company is implementing remedial steps to improve controls surrounding our income tax closing process. We have enhanced the technical capability of our income tax accounting function by retaining internal and external resources, and we are continuing to evaluate other remedial steps including conducting an evaluation of organizational processes and structure and retaining additional internal and/or external resources.

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

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2007 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 11 (Commitments and Contingencies) of the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources contained in this report, and the reader is specifically directed to those sections. The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Registrant

Loral Space & Communications Inc.

/s/ Harvey B. Rein
Harvey B. Rein
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: November 10, 2008

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