Form 10-K
period 2008-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2009-03-16
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).  Yes ☐     No ☑

At March 2, 2009, 20,281,579 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

As of June 30, 2008, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $231,062,865

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Documents incorporated by reference are as follows:

Part and Item Number of
Document	Form 10-K into which incorporated

Loral Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2009	Part II, Item 5(d) Part III, Items 11 through 14

LORAL SPACE AND COMMUNICATIONS INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

PART I

Item 1.	Business

THE COMPANY

Overview

Loral Space & Communications Inc. (“Loral”), together with its subsidiaries, is a leading satellite communications company with substantial activities in satellite manufacturing and investments in satellite-based communications services. Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization, as modified (“the Plan of Reorganization”).

The terms “Loral,” the “Company,” “we,” “our” and “us” when used in this report with respect to the period prior to the Effective Date, are references to Old Loral, and when used with respect to the period commencing on and after the Effective Date, are references to Loral. These references include the subsidiaries of Old Loral or Loral, as the case may be, unless otherwise indicated or the context otherwise requires. The term “Parent Company” is a reference to Loral Space & Communications Inc., excluding its subsidiaries.

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

On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdings Inc. (“Telesat Holdco”), a newly-formed joint venture, completed the acquisition of Telesat Canada from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco, the ultimate parent company of the resulting new entity (see Note 6 to the Loral consolidated financial statements). We use the equity method of accounting for our investment in Telesat Canada.

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

Segment Overview

Satellite Manufacturing

Space Systems/Loral, Inc. (“SS/L”) has been designing, manufacturing and integrating satellites and space systems for a wide variety of commercial and government customers for more than 50 years. Its products include mid-and high-powered satellites designed for applications such as fixed satellite services (“FSS”), direct-to-home (“DTH”) broadcasting, mobile satellite services (“MSS”), broadband data distribution, wireless telephony, digital radio, digital mobile broadcasting, military communications, weather monitoring and air traffic management. SS/L customers have included such satellite service providers and government organizations as APT Satellite, AsiaSat, DIRECTV, DISH Networks, EchoStar, Globalstar, Hisdesat, Hispasat, ICO, Intelsat, Japan’s Ministry of Transport and Civil Aviation Bureau, the National Oceanic & Atmospheric Administration (NOAA), Optus (SingTel), SatMex, SES, Sirius XM Radio, Telesat Canada, TerreStar Networks, Thaicom, ViaSat, WildBlue Communications and XTAR. Since its inception, SS/L has delivered more than 220 satellites, which together have achieved more than 1,500 years of cumulative on-orbit service; many of these satellites significantly exceeded design life expectations. SS/L’s satellite platform provides the flexibility to meet a broad range of customer requirements for the world’s most powerful commercial satellites with up to 25 kilowatts of power. The capacity offered on these satellites ranges from one to as many as 150 transponders. According to industry research firm, Futron Corporation, global satellite manufacturing revenue was $11.6 billion in 2007 of which approximately $3.8 billion was for commercial satellites.

SS/L has a history of technology innovation and currently provides some of the world’s most powerful commercial satellites. With 183 U.S. patents, the company has led the industry with research in advanced composites, antennas, multiplexers, power conversion, propulsion systems and on-orbit controls. Its highly flexible satellite platform accommodates a broad range of applications such as regional and spot-beam technology, hybrid systems that maximize the value of orbital slot location, and imagers for precision weather forecasting. The SS/L platform accommodates some of the world’s highest power payloads for television, radio and multimedia broadcast. With increasing demand for mobile devices for video, audio and data, SS/L is also a leader in providing satellite systems that include Ground Based Beam Forming (GBBF) capability so that upgradeable ground equipment can grow with new innovations and market demands.

Satellite construction contract awards over the last few years have resulted in backlog at SS/L of $1.4 billion. In order to complete construction of all the satellites in backlog and to enable future growth, SS/L has modified and expanded its manufacturing facilities. SS/L can now accommodate as many as nine to 13 satellite awards per year, depending on the complexity and timing of the specific satellites, and can accommodate the integration and test of 13 to 14 satellites at any given time in its Palo Alto facility. The expansion has also reduced the company’s reliance on outside suppliers for certain RF components and sub-assemblies.

Market and Competition

SS/L participates in the highly competitive commercial satellite manufacturing industry principally on the basis of superior customer relationships, technical excellence, reliability and pricing. Other competitors for satellite manufacturing contracts include Boeing, Lockheed Martin and Orbital Sciences in the U.S., Thales Alenia Space and EADS Astrium in Europe and Mitsubishi Electric Corporation in Japan. SS/L’s continued success depends on its ability to provide highly reliable satellites on a cost-effective and timely basis. SS/L may also face competition in the future from emerging low-cost competitors in India, Russia and China. The number of satellite manufacturing contracts awarded varies annually and is difficult to predict. For example, based on readily available industry information, we believe that, while only two contracts for mid-and high-power (8 kW or higher) commercial satellites were awarded worldwide in 2002, there were 13 and 12 contracts awarded in 2008 and 2007, respectively. The current economic environment may adversely affect the satellite market in the near-term. While we expect the replacement market to be reliable over the next year, given the current credit crisis, potential customers who are highly leveraged or in the development stage may not be able to obtain the financing necessary to purchase satellites.

Satellite Manufacturing Performance

	Year ended December 31,
	2008	2007	2006
	(In millions)

Total segment revenues	$881	$814	$697
Eliminations	(12)	(53)	(60)

Revenues from satellite manufacturing as reported	$869	$761	$637

Segment Adjusted EBITDA before eliminations(1)	$45	$35	$66

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 15 to the Loral consolidated financial statements for the definition of Adjusted EBITDA).

Total SS/L assets were $799 million and $963 million as of December 31, 2008 and 2007, respectively. The decrease is primarily due to the goodwill impairment charge of $188 million in 2008. Backlog at December 31, 2008 was $1.4 billion. This included $51.7 million of backlog for the construction of Nimiq 5 and Telstar 11N for Telesat Canada. Backlog at December 31, 2007 was $1.0 billion. This included $138 million of backlog for the construction of Nimiq 5 and Telstar 11N for Telesat Canada. It is expected that approximately 67% of the backlog as of December 31, 2008, will be recognized as revenues during 2009. During 2008, four of SS/L’s customers accounted for approximately 20%, 15%, 14% and 10% of our consolidated revenues.

Satellite Services

Loral participates in satellite services operations principally through its investment in Telesat Canada. Telesat Canada is the world’s fourth largest provider of FSS with industry leading backlog, and one of only three FSS providers operating on a global basis. Telesat Canada’s satellite fleet operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.

As of March 10, 2009, Telesat Canada has 12 in-orbit satellites, one recently launched satellite which is expected to enter service in the second quarter of 2009, and one satellite under construction which is 100% leased for at least the design life of the satellite. One satellite will be decommissioned in the second quarter of 2009. Telesat Canada provides video distribution and DTH video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks. According to industry research firm Euroconsult, the global FSS industry grew by 9.5% in 2007 generating approximately $8.9 billion in revenues.

Telesat Canada categorizes its satellite services operations into broadcast, enterprise services, and consulting and other, as follows:

Broadcast:

DTH.  Both Canadian DTH service providers, Bell TV (formerly Bell ExpressVu) and Star Choice, use Telesat Canada’s satellites as a distribution platform for their services, delivering a package of television programming, audio and information channels directly to customers’ homes. In addition, EchoStar uses Anik F3, and DIRECTV uses one of Telesat Canada’s orbital locations, for DTH services in the United States.

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

Enterprise Services:

North America Data Networks.  Telesat Canada provides data networks in North America as well as the related ground segment and maintenance services supporting these networks. Telesat Canada is one of the largest operators of very small aperture terminal, or VSAT, systems in North America, managing over 23,000 VSAT terminals at customer sites in Canada and the United States. Some of these customers are provided end-to-end services including installation and maintenance of the end user terminal, maintenance of the VSAT hub, and provision of satellite capacity. Other customers may be provided a subset of these services, including maintenance of the VSAT terminal, while using other providers for hub maintenance and/or space segment capacity. Telesat Canada also provides networks that combine both satellite and digital subscriber lines (“DSL”). Examples of North American data network services include point of sale services for customers in Canada and communications services to remote locations for the oil and gas industry.

International Enterprise Networks.  Telesat Canada provides Internet Protocol-based terrestrial extension services that allow enterprises to reach multiple locations worldwide — many of which cannot be connected via terrestrial means. Leveraging satellite’s one-to-many attributes, these managed services also enable multi-cast and broadcast functionality. These services are delivered to enterprises whose headquarters are typically in the United States or Europe through both terrestrial partners and directly to corporations.

Ka-band Internet Services.  Telesat Canada provides Ka-band, two-way broadband Internet services in Canada through Barrett Xplore Inc. and other resellers, and Ka-band satellite capacity to WildBlue which uses it to provide services in the United States.

Telecommunication Carrier Services.  Telesat Canada provides satellite capacity and end-to-end services for data and voice transmission to telecommunications carriers located throughout the world. These services include (i) connectivity and voice circuits to remote locations in Canada for customers such as Bell Canada and NorthwesTel and (ii) space segment capacity and terrestrial facilities for Internet backhaul and access, GSM backhaul, and services such as rural telephony to carriers around the world.

Government Services.  The United States Government is the largest single consumer of fixed satellite services in the world and a significant user of Telesat Canada’s international satellites. Over the course of several years, Telesat Canada has implemented a successful strategy to sell through government service integrators, rather than directly to United States Government agencies. Satellite services are also provided to the Canadian Government, including a variety of services from a maritime network for a Canadian Government entity to protected satellite capacity to the Department of National Defense for the North Warning System.

Consulting & Other:

Consulting operations allow for increased operating efficiencies by leveraging Telesat Canada’s existing employees and facility base. With over 35 years of engineering and technical experience, Telesat Canada is a leading consultant in establishing, operating and upgrading satellite systems worldwide, having provided services to businesses and governments in more than 30 countries across six continents. Telesat Canada operates 13 satellites for third parties. Currently, the international consulting business provides satellite-related services to over 32 customers in approximately 18 countries.

Telesat Canada is the world’s fourth largest provider of FSS with an international platform supporting (i) strong video distribution and DTH neighborhoods in North America that result in long-term contracts with blue chip customers, industry leading backlog and fully contracted expansion DTH satellites, (ii) an efficient and expanding enterprise services business that provides a wide range of North American customers with end-to-end communications services using satellite and hybrid satellite-DSL networks, and (iii) a strong international video distribution and enterprise services business that provides exposure to high-growth regions and satellite users around the world.

Through its commitment to customer service and focus on innovation and technical expertise, Telesat Canada has developed strong relationships with a diverse range of high-quality customers, including many of the world’s largest video and data service providers. Its customers include North American DTH providers Bell TV, Star Choice and EchoStar, and leading telecommunications and media firms such as Disney, HBO, NBC, UPC, Canadian Broadcasting Corporation, Bell Canada, AT&T, Verizon, BT Group, Global Crossing and Lockheed Martin. Its North American Broadcast and Enterprise Services customer service contracts are typically multi-year in duration and, in the past, Telesat Canada has been successful in contracting all or a significant portion of a satellite’s capacity prior to commencing construction. As a result, Telesat Canada had approximately $4.2 billion in contracted backlog as of December 31, 2008, of which approximately 12% will be recognized as revenues during 2009.

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

As the world’s fourth largest satellite services company, Telesat Canada competes with the leading global operators, Intelsat, Ltd. and SES S.A., as well as with Eutelsat, S.A. in Europe. Intelsat, SES and Eutelsat are each substantially larger than Telesat Canada in terms of both the number of satellites they have in orbit as well as in terms of their revenues. In addition, Telesat Canada faces competition from regional players, some of which enjoy competitive advantages in their local markets. They are Sirius, Arabsat, Hellasat and Turksat in Europe, the Middle East and Africa; AsiaSat, Measat Satellite Systems, Shin Satellite Plc, APT Satellite Holdings Ltd. (“APT”), PT Telkom and Optus in Asia; Satelites Mexicanos S.A. de C.V., Star One, NahuelSat S.A., and Hispasat S.A. in Latin America; and Ciel and EchoStar in North America.

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

Satellite Fleet & Ground Resources

As of March 10, 2009, Telesat Canada has a global fleet of 12 satellites in-orbit, which includes one satellite leased from APT under a prepaid lease through the end of its life, for which the company has risk of loss and the right to replace at the end of its life and another satellite leased from DIRECTV. In addition, one satellite was launched in February 2009 and is expected to enter service in the second quarter of 2009, while another satellite, which Telesat Canada has contracted to Bell TV for 15 years or such later date as the customer may request, is scheduled for launch later in 2009. One satellite will be decommissioned in the second quarter of 2009. In addition, the company leases fiber capacity around the world for use in developing hybrid terrestrial/satellite data networks for network services customers.

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

Telesat Canada’s North American focused fleet is comprised of three owned FSS satellites, Anik F1-R, Anik F2 and Anik F3, and three owned direct broadcast services, or DBS, satellites, Nimiq 1, Nimiq 2 and Nimiq 4. Telesat Canada leases and operates one North American focused satellite, Nimiq 3, which is owned by DIRECTV but is located in Telesat Canada’s orbital location and is used by Telesat Canada. Telesat Canada’s international fleet is comprised of four owned FSS satellites, Anik F1, Telstar 12, Telstar 14/Estrela do Sul, and Telstar 18 and one satellite, Telstar 10, which is leased through end-of-life. Telstar 11N was launched in February 2009 and is expected to enter service in the second quarter.

The table below summarizes selected data relating to Telesat Canada’s owned and leased in-orbit satellites as of March 10, 2009:

				Expected
	Orbital Location		Manufacturer’s	End-of-
	Regions	Launch	End-of-Service-	Commercial-	Transponders(1)
	Covered	Date	Life	Service Life(1)	C-band(2)	Ku-band(2)	Ka-band	L-band(3)	Model

Nimiq 1	91.0 °WL Canada,	May 1999	2011	2024	—	32@24MHz	—	—	A2100 AX
	Continental United								(Lockheed Martin)
	States
Nimiq 2(4)	91.0°WL Canada,	December 2002	2015	2023	—	20@24MHz	2@500/100MHz	—	A2100 AX
	Continental United								(Lockheed Martin)
	States
Nimiq 3(5)	82 °WL Canada	June 1995	2007	2009	—	16@24MHz	—	—	BSS 601
	Continental United								(Boeing)
	States
Nimiq 4	82 ° WL Canada	September 2008	2023	2027		32@24 MHz	8@54 MHz		E3000 (EADS Astrium)
Anik F1(6)	107.3 °WL Canada,	November 2000	2016	2013	12@36MHz	16@27MHz	—	—	BSS702 (Boeing)
	Continental United				(S. America)	(S. America)
	States, South America
Anik F2	111.1 ° WL Canada,	July 2004	2019	2028	24@36MHz	32@27MHz	31@56/112 MHz	—	BSS702
	Continental United						6@500MHz		(Boeing)
	States						1@56/112MHz
Anik F1-R (3)	107.3 ° WL North America	September 2005	2020	2023	24@36MHz	32@27MHz	—	2@20MHz	E3000 (EADS Astrium)
Anik F3(7)	118.7 °WL Canada,	April 2007	2022	2026	24@36MHz	32@27MHz	2@75MHz	—	E3000
	Continental United						(500MHz)		(EADS Astrium)
	States
Telstar 10(8)	76.5°EL Asia and	October 1997	2009	2012	1@30MHz	7@54MHz	—	—	SS/L 1300
	Portions of Europe,				26@36MHz
	Africa and Australia
Telstar 12(9)	15 °WL Eastern United	October 1999	2012	2016	—	37@54MHz	—	—	SS/L 1300
	States, SE Canada,
	Europe, Russia, Middle
	East, North Africa,
	portions of South and
	Central America
Telstar 14/Estrela	63 °WL Brazil And	January 2004	2019	2011	—	9@72MHz	—	—	SS/L 1300
do Sul(10)	portions of Latin					10@36MHz
	America, North					2@28MHz
	America, Atlantic					1@56MHz
	Ocean
Telstar 18(11)(12)	138 ° EL India, South	June 2004	2017	2018	16@36MHz	5@54MHz	—	—	SS/L 1300
	East Asia, China,				1@54MHz	1@40MHz
	Australia And Hawaii

(1)	The number of available transponders and expected or nominal end of life shown in this table reflect Telesat Canada’s current estimate of each satellite’s capacity and useful life, taking account of anomalies and malfunctions the satellites have experienced and other factors such as remaining fuel levels and consumption rates and other available engineering data. Telesat Canada periodically reviews and updates these estimates based on a satellite’s performance. Accordingly, these estimates are subject to change and it is possible that the actual commercial life of any of these satellites will be shorter than we currently anticipate. See Item 1A — “Risk Factors — After launch, satellites remain vulnerable to in-orbit failures which may result in reduced revenues and profits and other financial consequences.”

(2)	Includes extended C-band and extended Ku-band in certain cases.

(3)	Telesat Canada has contracted the L-band capacity on Anik F1-R to Lockheed Martin for 10 years. This L-band spectrum is not Telesat Canada’s; it is a United States spectrum licensed to Lockheed Martin.

(4)	Due to malfunctions affecting available power on Nimiq 2, not all transponders carried on the satellite are operational.

(5)	Nimiq 3 is leased from DIRECTV, but is in a Telesat Canada orbital position. DIRECTV can terminate its lease agreement if it experiences two or more catastrophic failures with its other satellites. In the event of such termination, Telesat Canada may lose the revenues associated with this satellite if it cannot redeploy that capacity to other satellites. This spacecraft will be decommissioned in the second quarter of 2009.

(6)	Due to a gradual decrease in power on Anik Fl, transponders providing North American coverage have been turned off, and this satellite will experience a premature end-of-life estimated to be 2013.

(7)	Telesat Canada has leased, through the satellite’s end-of-life, all of the Ku-band capacity of Anik F3 to EchoStar.

(8)	Telstar 10 does not include one transponder @ 36MHz and eight transponders @ 54MHz which have been turned off for satellite power management, and does not include one transponder @ 36MHz owned by APT.

(9)	Telstar 12 has 38-54MHz transponders. Four of these transponders were given to Eutelsat to settle coordination issues, and Telesat Canada leases back three of these transponders.

(10)	Telstar 14 has substantially reduced transponder capacity and a limited expected life due to the failure of a solar array to fully deploy upon launch.

(11)	Includes 16.6MHz of C-band capacity provided to the Government of Tonga in lieu of a cash payment for the use of the orbital location.

(12)	Telesat Canada has agreed to purchase two additional transponders from APT in 2009.

In addition, Telesat Canada has the rights to the following satellite capacity to end of life of those satellites:

•	Satmex 5: 3-36MHz Ku transponders;

•	Satmex 6: 2-36MHz C-band transponders; 2-36MHz Ku transponders; and

•	Agila (Mabuhay): 3-36MHz C-band transponders

The table below summarizes selected data relating to Telesat Canada’s satellites under construction as of December 31, 2008:

	Nimiq 5	Telstar 11N

Orbital Location	72.7[o] WL	37.55[o] WL
Regions Covered	Canada, Continental United States	North and Central America, Europe, Africa and the maritime Atlantic Ocean region
Planned In-Service Date	2009	2009(1)
Manufacturer’s End-of- Service-Life	15 Years	15 Years
Customer Committed Capacity	15 Years/Fixed
Transponders:
Ku-band	32@24MHz	39@54MHz
Model	SS/L 1300	SS/L 1300

(1)	Telstar 11N was launched on February 26, 2009, is currently undergoing in-orbit testing and is expected to enter commercial service in the second quarter of 2009.

Satellite Services Performance

	Year ended December 31,
	2008	2007	2006
	(In millions)

Revenue:
Total segment revenues	$685	$241	$164
Eliminations	—	(2)	(3)
Affiliate eliminations(2)	(685)	(118)	—

Revenues from satellite services as reported	$—	$121	$161

Adjusted EBITDA:
Total segment Adjusted EBITDA	$436	$118	$68
Eliminations	—	(2)	(3)
Affiliate eliminations(2)	(427)	(65)	—

Adjusted EBITDA from satellite services after eliminations(3)	$9	$51	$65

(1)	Satellite Services segment’s performance includes Loral Skynet through October 30, 2007 and Telesat Canada for the period from October 31, 2007 to December 31, 2007.

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat Canada.

(3)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 15 to the consolidated financial statements for the definition of Adjusted EBITDA).

Total Telesat Canada assets were $4.3 billion and $5.6 billion as of December 31, 2008 and 2007, respectively. The decrease in asset carrying value is primarily due to exchange rate changes and impairment charges of $455 million in 2008, primarily to reduce orbital slot assets to their fair value. Backlog was $4.2 billion and $5.3 billion as of December 31, 2008 and 2007, respectively. The decline in backlog is primarily due to exchange rate changes. It is expected that approximately 12% of the backlog at December 31, 2008 will be recognized as revenue in 2009.

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

Telesat Canada
For the Period from
	January 1,	For The Year
	2007 to	Ended
	October 30,	December 31,
	2007	2006

Total operating revenues	CAD 457.8	CAD 479.0
Adjusted EBITDA	CAD 263.2	CAD 261.0

Other

We also own 56% of XTAR, LLC (“XTAR”), a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”). XTAR owns and operates an X-band satellite, XTAR-EUR located at 29o E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases 7.2 72 MHz X-band transponders on the Spainsat satellite located at 30o W.L. owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide X-band services to the U.S. Department of State, the Spanish Ministry of Defense, the Belgium Ministry of Defense and the Danish armed forces, but the take-up rate in its service continues to be slower than anticipated. For more information on XTAR see Note 6 to the Loral consolidated financial statements.

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

In addition, if a satellite project involves countries, individuals or entities that are the subject of U.S. economic sanctions (“Sanctions Targets”) or, in certain situations, is intended to provide services to Sanctions Targets, SS/L’s participation in the project may be prohibited altogether or licenses or other approvals from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) may also be required. See Item 1A — “Segment Risk Factors — We are subject to export control and economic sanctions laws, which may result in delays, lost business and additional costs.”

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

The Canadian foreign ownership and control restrictions, with which Telesat must comply as a condition of its Industry Canada licenses, are set out in regulations under the Radiocommunication Act and in Industry Canada policies. These require Telesat Canada to be Canadian owned and controlled within the meaning of those regulations and various other provisions of Canadian telecommunications law and policy.

Industry Canada traditionally licensed satellite radio spectrum and associated orbital locations on a first-come, first-served basis. Currently, however, a competitive licensing process is employed for certain spectrum resources where it is anticipated that demand will likely exceed supply, including the licensing of certain fixed-satellite service (“FSS”) and broadcasting satellite service (“BSS”) orbital locations and associated spectrum resources. Authorizations are granted for the life of a satellite, although radio licenses (e.g., FSS licenses) are renewed annually. As a result of policy concerns about the continuity of service and other factors, there is generally a strong presumption of renewal provided license conditions are met.

The Canadian Government opened Canadian satellite markets to foreign-licensed satellite operators as part of its 1998 World Trade Organization (“WTO”) commitments to liberalize trade in basic telecommunications services, with the exception of direct-to-home (“DTH”) television services that are provided through FSS or DBS facilities. In September 2005, the Canadian Government revised its satellite-use policy to permit the use of foreign-licensed satellites for digital audio radio services in Canada. Further liberalization of the policy may occur and could result in increased competition in Canadian satellite markets. On June 13, 2007, Industry Canada announced that Telesat Canada would be awarded five new licenses for Canadian satellite spectrum and rights to the related orbital positions. At that time, Industry Canada also announced that another Canadian-licensed satellite operator, Ciel, would be awarded seven new spectrum licenses. Ciel subsequently declined one of its licenses, which was subsequently awarded to Telesat Canada.

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

United States Regulatory Environment

The Federal Communications Commission, or FCC, regulates the provision of satellite services to, from or within the United States. Certain of Telesat Canada’s satellites are owned and operated through a US subsidiary and are regulated by the FCC.

Telesat has chosen to operate its US-authorized satellites on a non-common carrier basis, and it is not subject to rate regulation or other common carrier regulations enacted under the US Communications Act of 1934. Telesat

Canada pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the FCC for interstate/international telecommunications, and Telesat Canada must contribute funds supporting the FCC’s Universal Service Fund, or USF, with respect to eligible United States telecom revenues on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is currently set at 9.5% of eligible revenue for the first quarter of 2009. At the present time, the eligible revenue to determine USF contributions excludes revenue from bare transponder capacity (space segment only agreements).

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

Telesat Canada, through its U.S. subsidiary, Skynet Satellite Corporation, has FCC authorization for one existing US-licensed satellite which operates in the Ku-band: Telstar 12 at 15° WL. In addition, Skynet Satellite Corporation has FCC authorization for Telstar 11N which will operate as a US-licensed satellite in the Ku-band at 37.55° WL.

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

The Brazilian national telecommunications agency, ANATEL, has authorized Telesat Canada, through its subsidiary, Telesat Brasil Capacidade de Satelites Ltda. (TBCS), to operate a Ku-band FSS satellite. The satellite, known as Telstar 14 or as Estrela do Sul 1, is operating at 63° WL pursuant to a Concession Agreement with ANATEL. The Concession was initially issued for a fifteen (15) year term that began on May 5, 1999, and is renewable for a second fifteen (15) year term. The Concession Agreement obligates TBCS to operate the satellite in accordance with Brazilian telecommunications law and contains provisions to enable ANATEL to levy fines for failure to perform according to the Concession terms. On December 19, 2008, TBCS entered into a new 15-year Concession Agreement with ANATEL. This agreement allows TBCS to operate a Ku-band satellite at 63o WL, after May 2014, without the requirement to dedicate half of the prime power of the spacecraft to serve only Brazil. Because a concessionaire cannot have in effect two Concession Agreements for the same orbital slot at the same time, TBCS was required to surrender the May 1999 Concession. Brazil also has a Universal Service Fund (FUST) to subsidize the cost of telecommunications service in Brazil. The sale of “bare transponder capacity” in Brazil, however, which is TBCS’s primary business, is not considered a telecommunications service and revenues from such sales are not assessable for contributions to the fund. TBCS is also our legal representative for sale of capacity on Telstar 12 in Brazil. Any Brazilian entity that wishes to lease Telstar 12 capacity must lease it from TBCS and remit payment in Brazil.

Pursuant to agreements with APT Satellite Holdings Limited (APT), Telesat Canada, through its subsidiary Telesat Asia Pacific Satellite (HK) Limited, has the fully-paid right to use and sublease the capacity of Telstar 10 (except for one C-band transponder). Telstar 10 is operated by APT which has been granted the right to use the 76.5° EL orbital location by the Government of Hong Kong, People’s Republic of China. Telesat Canada, through its subsidiary Telesat Satellite LP, owns Telstar 18, which operates at the 138° EL orbital location under an agreement with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga. APT is the direct interface with these regulatory bodies. Because Telesat Canada gained access to these orbital locations through a third party (APT), there is uncertainty with respect to its ability to maintain access to these orbital locations for replacement satellites.

In addition to regulatory requirements governing the use of orbital locations, most countries regulate transmission of signals to and from their territory. Telesat Canada has landing rights in more than 140 countries worldwide.

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

Although non-governmental entities, including Telesat Canada, participate at the ITU, only national administrations have full standing as ITU members. Consequently, Telesat Canada must rely on the government administrations of Canada, the United States, Brazil, Tonga, the United Kingdom and China (respectively, Industry Canada, the FCC, ANATEL, the Tonga administration, OFCOM and MII through APT) to represent its interests in those jurisdictions, including filing and coordinating orbital locations within the ITU process with the national administrations of other countries, obtaining new orbital locations and resolving disputes through the consensual process provided for in the ITU’s rules.

PATENTS AND PROPRIETARY RIGHTS

Satellite Manufacturing

SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 183 patents in the United States and has applications for eight patents pending in the United States. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspection technology. The SS/L patents that are currently in force expire between 2009 and 2025.

Satellite Services

Telesat Canada has 11 patents, all in the United States. These patents expire between 2016 and 2021. Telesat Canada also has three patents pending.

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

RESEARCH AND DEVELOPMENT

Satellite Manufacturing

SS/L’s research and development expenditures involve the design, experimentation and the development of space and satellite products. Research and development costs are expensed as incurred. SS/L’s research and development costs were $35 million for 2008, $37 million for 2007 and $20 million for 2006, respectively, and are included in selling, general and administrative expenses.

Satellite Services

Telesat Canada’s research and development expenditures are incurred for the studies associated with advanced satellite system designs, and experimentation and development of space, satellite and ground communications products. This also includes the development of innovative and cost effective satellite applications for sovereignty, defense, broadcast, broadband, and enterprise services segments. Telesat Canada has undertaken proof-of-concept interactive broadband technologies trials to provide much needed health, education, government and other applications to remote and under-served areas. It continues to research advanced compression and transmission technology to support HDTV and other advanced television services and evaluate technology on behalf of the World Broadcast Union and European Space Agency. As a result of this work, Telesat Canada continues to maintain an international reputation as a leader in the investigation and development of both broadband and broadcast technologies and applications. Telesat Canada’s research and development expenditures were approximately $2.7 million for 2008 and $0.5 million for the two month period ended December 31, 2007.

FOREIGN OPERATIONS

Loral’s sales to foreign customers, primarily in Asia, Europe, Canada and Mexico represented 30%, 20% and 13% of our consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Satellite Manufacturing

SS/L’s sales to foreign customers, primarily in Asia, Europe, Canada and Mexico, represented 29%, 16% and 6% of SS/L revenues for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, substantially all of our long-lived assets were located in the United States. See Item 1A — Risk Factors below for a discussion of the risks related to operating internationally. See Note 15 to the Loral consolidated financial statements for detail on our domestic and foreign sales.

Satellite Services

Telesat Canada’s sales to non-U.S. customers, primarily in Canada, Asia, Europe and Latin America represented 66% of its consolidated revenues for the year ended December 31, 2008. At December 31, 2008, substantially all of its long-lived assets were located outside of the United States, primarily in Canada, with the exception of in-orbit satellites.

EMPLOYEES

As of December 31, 2008, Loral had approximately 2,300 full-time employees and approximately 200 contract employees, none of whom are subject to collective bargaining agreements. Almost all of the foregoing employees are employed in the satellite manufacturing segment. We consider our employee relations to be good.

As of December 31, 2008, Telesat Canada, including subsidiaries, had 455 full-time employees, approximately 2% of whom are subject to collective bargaining agreements. Telesat Canada considers its employee relations to be good.

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

I.	Financial and Telesat Canada Investment Risk Factors

Our revenues and profitability may be adversely affected by the current global financial downturn, and negative global economic conditions may have a material adverse effect on our customers and suppliers.

Worldwide economic conditions have recently deteriorated significantly affecting the global financial markets and have caused significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions in equity and currency values in financial markets and extreme volatility in credit, equity and fixed income markets and general economic uncertainty. Continuing adverse global economic conditions may have a materially adverse effect on us due to potential insolvency of suppliers and customers, inability of customers to obtain financing for their satellites and transponder leases, decreased or delayed customer demand, delays in supplier performance and contract terminations. Our customers may not have access to capital or a willingness to spend capital on satellites and transponder leases, and/or their levels of cash liquidity with which to pay for satellites and transponder leases may be adversely affected. Further, the economic downturn may adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels and/or product quality, could cause them to raise prices or result in their ceasing operations. If global economic conditions remain uncertain or deteriorate further, we may experience a material adverse affect on our business, operating results and financial condition. These potential effects of the current financial situation are difficult to forecast and mitigate.

We have had a history of losses.

We have had a history of losses and expect such losses to continue in the near term. We incurred net losses of approximately $693 million, $87 million (not including the gain on the contribution of Loral Skynet to Telesat Canada and related derivative gains of $194 million, and the tax effect of $78 million), and $23 million for the years ended December 31, 2008, 2007 and 2006, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that Loral will achieve profitability in the near future.

The Space Systems/Loral credit agreement is subject to financial and other covenants that must be met for SS/L to utilize the Revolving Facility.

On October 16, 2008, SS/L entered into a credit agreement with several banks and other financial institutions. The SS/L credit agreement provides for a $100 million senior secured revolving credit facility. The revolver is for a term of three years, maturing on October 16, 2011. This credit agreement contains certain covenants, both financial and non-financial, which SS/L must be able to meet to draw on the revolver. The covenants include, among other things, a consolidated leverage ratio test, a consolidated interest coverage ratio test and restrictions on the incurrence of additional indebtedness, capital expenditures, investments, dividends or stock repurchases, asset sales, mergers and consolidations, liens, changes to the line of business and other matters customarily restricted in such agreements. There can be no assurances that SS/L will be able to meet its covenant requirements and maintain the availability to use the revolver. SS/L’s liquidity would be materially and adversely affected if it is unable to do so.

During 2008, we used significant cash in our operations. For 2009, though we are projecting positive operating cash flow, there can be no assurances that we will achieve this and have sufficient funds to meet our cash requirements.

During 2008, the Company used cash of approximately $252 million before borrowings. Though our projections for 2009 reflect positive operating cash flows , there can be no assurances that we will be able to do so. We may be required to obtain new financing, either in the form of debt or equity, to increase our cash availability. In light of current market conditions, there can be no assurance that we will be able to obtain such financing on favorable terms, if at all. If we are not successful in obtaining such financing, our ability to manage unforeseen cash requirements, to meet contingencies and to fund growth opportunities will be materially and adversely affected.

Loral Space & Communications Inc., the parent company, is a holding company with no operations; we are dependent on cash flow from our operating subsidiaries and affiliates to meet our financial obligations.

The parent company is a holding company with three primary assets, its equity interests in its wholly-owned subsidiary, SS/L, and its affiliates, Telesat Canada and XTAR. The parent company has no independent operations or operating assets. The ability of SS/L, Telesat Canada and XTAR to make payments or distributions to the parent company, whether as dividends or as payments under applicable management agreements or otherwise, will depend on their operating results, including their ability to satisfy their own cash flow requirements and obligations including, without limitation, their debt service obligations. Moreover, covenants contained in the debt agreements of SS/L and Telesat Canada impose substantial limitations on their ability to remit funds to the parent company. Even if the applicable debt covenants would permit Telesat Canada to pay dividends, the parent company will not have the ability to cause Telesat Canada to do so. See below “While we own 64% of Telesat Canada on an economic basis, we own only 33 1/3% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors.” Likewise, any dividend payments by XTAR would require the prior consent of our Spanish partner in the joint venture.

The parent company earns a management fee of $5 million a year from Telesat Canada. Telesat Canada’s loan documents permit this management fee from Telesat Canada to be paid to the parent company only in the form of notes, with such fee becoming payable in cash only at such time that Telesat Canada meets certain financial performance criteria set forth in the loan documents. We do not expect Telesat Canada to be able to meet this criteria in the next year.

SS/L pays the parent company a management fee of $1.5 million in cash each year. The parent company also allocates a portion of its annual overhead expenses to SS/L. The parent company did not require SS/L to make any overhead expense allocation payments to it in 2008. The SS/L credit agreement restricts payment to the parent company to an amount not to exceed $15 million in any fiscal year and imposes a liquidity restriction that must be met for SS/L to make such payment. There can be no assurance that SS/L will be permitted to make these payments in the future.

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

At December 31, 2008, Telesat Canada had outstanding indebtedness of CAD 3.5 billion and additional borrowing capacity of CAD 153 million under its revolving facility, based on a U.S. dollar/Canadian dollar exchange rate of $1.00/CAD 1.2188. Approximately CAD 2.5 billion of this total borrowing capacity is secured debt that is secured by substantially all of the assets of Telesat Canada. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat Canada. The agreements governing this indebtedness impose operating and financial restrictions on Telesat Canada’s activities. These restrictions on Telesat Canada’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat Canada.

As of December 31, 2008, Telesat Canada has indebtedness of $2.0 billion which bears interest at variable rates. If market interest rates were to rise, this would result in higher debt service requirements. To alleviate a portion of this risk, in 2007 Telesat Canada entered into interest rate swaps that converts $600 million of its outstanding floating U.S. dollar debt and CAD 630 million of its outstanding Canadian dollar debt into fixed rate debt for periods extending into 2010 and 2011. In 2008, Telesat Canada converted its bridge loan facilities into fixed rate securities.

Telesat Canada’s indebtedness includes $1.7 billion that is denominated in U.S. dollars and is unhedged with respect to foreign exchange rates. Unfavorable exchange rate changes could impact Telesat Canada’s ability to repay or refinance this debt.

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

Upon completion of the Telesat Canada transaction, we deferred a tax gain of approximately $308 million arising from the contribution by Loral Skynet to Telesat Canada of substantially all of its assets and related liabilities. However, if Telesat Canada were to sell or otherwise dispose of substantially all of such contributed assets in a taxable transaction prior to November 1, 2012, we would be required to recognize this deferred gain with retroactive effect to 2007, resulting in additional tax liability to us of approximately $119 million plus interest. Telesat Canada has agreed that prior to November 1, 2012, without our prior consent, it will not dispose of assets having a value, whether individually or in the aggregate, in excess of $50 million if such disposition would, in our reasonable determination, result in an adverse tax consequence to us. If we were to exercise this veto right and prevent Telesat Canada from consummating such an asset sale, it may, however, adversely affect the value of our investment in Telesat Canada.

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

Telesat Canada’s financial results and our U.S. dollar reporting of Telesat Canada’s financial results will be affected by volatility in the Canadian/U.S. dollar exchange rate.

Portions of Telesat Canada’s revenue, expenses and debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate can have a negative impact on Telesat Canada’s financial results and impact the ability of Telesat Canada to repay or refinance its borrowings.

Loral reports its investment in Telesat Canada in U.S. dollars while Telesat Canada reports its financial results in Canadian dollars. Loral reports its investment in Telesat Canada using the equity method of accounting. As a result, Telesat Canada’s results of operations will be subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar will affect how the financial results as they relate to Telesat Canada are reported in our financial statements. There was a significant movement in USD/CAD exchange rates during 2008; the exchange rate moved from US$1.00/CAD .9984 at December 31, 2007 to US$1.00/CAD 1.2188 at December 31, 2008.

Our indebtedness makes us vulnerable to adverse developments.

On October 16, 2008, SS/L entered into a $100 million secured credit agreement that contains financial and non-financial covenants which SS/L must operate under if it is to maintain the availability of the facility. There are currently no restrictions on the parent company to incur additional indebtedness. Restrictions that had existed under the terms of the February 2007 Loral preferred stock financing have been removed with the Implementing Order issued by the Court of Chancery of the State of Delaware in the In re: Loral Space & Communications Consolidated Litigation. If new debt is added, such indebtedness could impose additional restrictive covenants. The incurrence of the SS/L debt and any additional significant debt that we may incur, makes us vulnerable to, among other things, adverse changes in general economic, industry and competitive conditions.

XTAR has not generated sufficient revenues to meet all of its contractual obligations, which are substantial.

XTAR’s take-up rate in its service has been slower than anticipated. As a result, it has deferred certain payments owed to us, Hisdesat and Telesat Canada, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite. These lease obligations were $13.2 million in 2007 and $23 million in 2008 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite. As of December 31, 2008, XTAR’s lease payables to Hisdesat were $32.3 million. While Hisdesat has agreed to defer amounts owed to it under this lease agreement, XTAR’s lease obligations to Hisdesat, which will aggregate in excess of $356 million over the life of the satellite, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these lease obligations, as well as payments of other amounts owed to Hisdesat and Telesat Canada in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these lease obligations will continue to accrue and grow, which may have a material and adverse effect on our equity interests in XTAR. As of December 31, 2008, $1.3 million was due to Loral from XTAR.

Significant changes in discount rates, actual investment return on pension assets and other factors could affect our statement of operations, equity and pension contributions in future periods.

Our statement of operations may be positively or negatively affected by the amount of expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles in the United States (GAAP) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The most significant year-end assumptions used to estimate pension or other postretirement expense for the following year are the discount rate, the expected long-term rate of return on plan assets and expected future medical inflation. In addition, we are required to make an annual measurement of plan assets and liabilities and, at the time of the measurement, we may be required to take a significant charge to equity through a reduction to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Matters — Pensions and other employee benefits.” During 2008, we recorded expense of $9.5 million related to pension and other postretirement benefit plans and made $31 million in employer contributions. During 2009, based upon current estimates, we expect to expense approximately $21.5 million related to pension and other postretirement benefit plans and make approximately $28 million in employer contributions. Our expense and contributions in the future will depend, among other things, on the key economic factors underlying these assumptions.

The increase in expense from 2008 to 2009 is the result of the reduction in the value of our plan assets caused by significant declines in the financial markets. This expense increase is comprised of the lower expected return on plan assets and amortization of actuarial losses. Although cash contributions in 2009 are not projected to exceed 2008 contributions, we expect significant increases in funding requirements subsequent to 2009. Additional asset decreases like those experienced during 2008 could further increase future expenses recognized in our statement of operations and increase, typically over seven years, the requirement for future cash contributions by us.

II.	Segment Risk Factors

• Risk Factors Associated With Satellite Manufacturing

The satellite manufacturing market is highly competitive and fixed costs are high.

SS/L competes with several large, well-capitalized companies such as Lockheed Martin, Boeing and Orbital Sciences in the United States, Thales Alenia Space and EADS Astrium in Europe and Mitsubishi Electric Corp. in Japan, nearly all of which are larger and better capitalized than we are. SS/L may also face competition in the future from emerging low-cost competitors in India, Russia and China. The number of annual satellite manufacturing awards varies and is difficult to predict. In addition, U.S. satellite manufacturers must comply with U.S. export control and other federal regulations that put them at a disadvantage when competing for foreign customers. Moreover, as a result of our acquisition of Telesat Canada, SS/L may experience difficulty in obtaining orders from certain customers engaged in the satellite services business who compete with Telesat Canada. Our financial performance is dependent on SS/L’s ability to generate a sustainable order rate and to continue to increase its backlog. The satellite manufacturing industry has suffered from substantial overcapacity worldwide for a number of years, resulting in extreme competitive pressure on pricing terms and other material contractual terms, such as those allocating risk between the manufacturer and its customers. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reduced margins and increased assumption of risk by SS/L.

SS/L is a large-scale systems integrator, requiring a large staff of highly-skilled and specialized workforce, as well as specialized manufacturing and test facilities in order to perform under its satellite construction contracts. In order to maintain its ability to compete as one of the leading prime contractors for technologically advanced space satellites, SS/L must continuously retain the services of a core group of specialists in a wide variety of disciplines for each phase of the design, development, manufacture and testing of its products, thus reducing SS/L’s flexibility to take action to reduce workforce costs in the event of a slowdown or downturn in its business. Further,

SS/L’s ability to compete is dependent upon its maintaining specialized manufacturing and test facilities with fixed costs that cannot be adjusted to account for significant variance in production requirements or economic conditions.

SS/L’s contracts are subject to adjustments, cost overruns and termination.

SS/L’s major contracts are firm fixed-price contracts under which work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred. While cost savings under these fixed-price contracts result in gains to SS/L, cost increases result in reduction of margins or losses, borne solely by SS/L. Under such contracts, SS/L may receive progress payments, or it may receive partial payments upon the attainment of certain program milestones. If performance on these milestones is delayed, SS/L’s receipt of the corresponding payments will also be delayed. As the prime contractor, SS/L is generally liable to its customer for schedule delays and other non-performance by SS/L’s suppliers, which may be largely outside of its control.

Non-performance can increase costs and subject SS/L to damage claims from customers and termination of the contract for SS/L’s default. A failure by SS/L to deliver a satellite to its customer by the specified delivery date, which may result from factors beyond SS/L’s control, such as delayed performance or non-performance by its subcontractors or failure to obtain necessary governmental licenses for delivery, would also be harmful to SS/L unless mitigated by applicable contract terms, such as excusable delay. As a general matter, SS/L’s failure to deliver beyond any contractually provided grace period would result in the incurrence of liquidated damages by SS/L, which may be substantial, and if SS/L is still unable deliver the satellite upon the end of the liquidated damages period, the customer will generally have the right to terminate the contract for default. If a contract is terminated for default, SS/L would be liable for a refund of customer payments made to date, and could also have additional liability for excess re-procurement costs and other damages incurred by its customer, although SS/L would own the satellite under construction and attempt to recoup any losses through resale to another customer. A contract termination for default could have a material adverse effect on SS/L and us.

In addition, many of SS/L’s contracts may be terminated for convenience by the customer or the prime contractor. In the event of such a termination, SS/L is normally entitled to recover the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for profit or an adjustment for loss, depending on whether completion of the project would have resulted in a profit or loss.

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

Certain of SS/L’s customers are not creditworthy and may not fulfill their contractual payment obligations to SS/L.

Historically, SS/L’s customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, however, SS/L has added commercial customers that are highly leveraged, as well as those in the development stage that are only partially funded. There is a risk that these customers will be unable to meet their payment obligations to SS/L under their construction contracts. This risk is increased due to the current economic conditions. A customer’s inability to fulfill its payment obligations to SS/L may materially and adversely affect SS/L’s revenues.

Moreover, some of SS/L’s contracts require SS/L to provide vendor financing to its customers or, more customarily, for customers to pay a portion of the purchase price for the satellite over time subject to performance of the satellite, i.e., orbital payments, or a combination of these terms. To the extent that SS/L provides vendor financing to customers, its financial exposure is further increased. In some cases, these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, in some cases, with near-term debt maturities. As of December 31, 2008, SS/L had recorded orbital receivables of $181 million, of which $74 million was from these companies. There can be no assurance that these companies or their businesses will be successful and, accordingly, that they will be able to fulfill their payment obligations under their contracts with SS/L.

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

SS/L records the present value of orbital payments as revenue during the construction of the satellite. SS/L generally receives the present value of these incentive payments if there is a launch failure or a failure caused by customer error. SS/L forfeits some or all of these payments, however, if the loss is caused by satellite failure or as a result of its own error. As of December 31, 2008, SS/L had orbital receivables of $181 million to be received over 15 years from launch. Since these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. See above “SS/L’s contracts are subject to adjustments, cost overruns and termination.”

Some of SS/L’s contracts call for in-orbit delivery, transferring the launch risk to SS/L. SS/L generally insures against that exposure. In addition, some of SS/L’s contracts provide that SS/L may be liable to a customer for penalty payments under certain circumstances, including late delivery or that a portion of the price paid by the customer is subject to “warranty payback” in the event satellite anomalies were to develop (see Note 14 to the Loral consolidated financial statements). These contingent liabilities are not insured by SS/L. We have recorded reserves in our financial statements based on our current estimates of SS/L’s warranty liabilities. There is no assurance that SS/L’s actual liabilities to its customers in respect of these warranty liabilities will not be greater than the amount reserved for.

Some satellites built by SS/L, including three satellites operated by Telesat Canada, have experienced minor losses of power from their solar arrays.

Twenty-seven satellites built by SS/L have experienced partial losses of power from their solar arrays. There can be no assurance that one or more will not experience an additional power loss that could lead to a loss of transponder capacity and performance degradation. A partial or complete loss of a satellite could result in an incurrence of warranty payments by, or a loss of orbital incentive payments to, SS/L. SS/L has implemented remediation measures that SS/L believes will prevent satellites launched after June 2001 from experiencing similar anomalies. For further details see Note 14 to the Loral consolidated financial statements.

Some satellites built by SS/L have the same design as another SS/L-built satellite that has experienced a partial failure.

In November 2004, Galaxy 27 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. In June 2008, Galaxy 26 (formerly Telstar 6) experienced a similar anomaly which caused the loss of power to one of the satellite’s solar arrays. Three other satellites manufactured by SS/L for other customers have designs similar to Galaxy 27 and Galaxy 26 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in the incurrence of warranty payments by SS/L of up to $4.6 million, of which $0.9 million has been accrued as of December 31, 2008.

We are subject to export control and economic sanctions laws, which may result in delays, lost business and additional costs.

SS/L is required by the U.S. State Department to obtain licenses and enter into technical assistance agreements to export satellites and related equipment and to disclose technical data or provide defense services to foreign persons. In addition, if a satellite project involves countries, individuals or entities that are the subject of U.S. economic sanctions, which we refer to here as Sanctions Targets, or is intended to provide services to Sanctions

Targets, SS/L’s participation in the project may be prohibited altogether or licenses or other approvals from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) may be required. The delayed receipt of or the failure to obtain the necessary U.S. Government licenses, approvals and agreements may prohibit entry into or interrupt the completion of a satellite contract by SS/L and could lead to a customer’s termination of a contract for SS/L default, monetary penalties and/or the loss of incentive payments. We have in the past failed to obtain the export licenses necessary to deliver satellites to our Chinese customers.

Some of our customers and potential customers, along with insurance underwriters and brokers, have asserted that U.S. export control laws and regulations governing disclosures to foreign persons excessively restrict their access to information about the satellite during construction and on-orbit. OFAC sanctions and requirements may also limit certain business opportunities or also delay or restrict our ability to contract with potential foreign customers or operators. To the extent that our non-U.S. competitors are not subject to these export control or economic sanctions laws and regulations, they may enjoy a competitive advantage with foreign customers, and, to the extent that our foreign competitors continue to gain market share, it could become increasingly difficult for the U.S. satellite manufacturing industry, including SS/L, to recapture this lost market share. For example, one of our European competitors, Thales Alenia Space, is offering “ITAR-free” telecommunications satellites, that purport to contain no components obtained from United States sources who are subject to the export and re-export limitations imposed by the U.S. International Traffic in Arms Regulations or ITAR. Customers concerned over the possibility that the U.S. government may deny the export license necessary for SS/L to deliver to them their purchased satellite, or the restrictions or delays imposed by the U.S. government licensing requirements even where an export license is granted, may elect to choose a purportedly “ITAR-free” satellite over an SS/L satellite. We are further disadvantaged by the fact that an “ITAR-free” satellite can be launched in China on the substantially cheaper Chinese Long March rocket, a launch vehicle that, because of ITAR restrictions, is not available to SS/L or other suppliers subject to ITAR restrictions.

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

The availability of facility space and qualified personnel may affect SS/L’s ability to perform its contracts in a timely and efficient manner.

SS/L has won a number of satellite construction awards over the last few years and, as a result, its backlog has expanded significantly. In order to complete construction of all the satellites in backlog and to enable future growth, SS/L has modified and expanded its manufacturing facilities. SS/L can now accommodate as many as nine to 13 satellite awards per year, depending on the complexity and timing of the specific satellites, and can accommodate the integration and test of 13 to 14 satellites at any given time in its Palo Alto facility. Nevertheless, due to scheduling requirements, SS/L is reliant on availability of outside suppliers for certain production and testing activities, and there can be no assurance that such outside suppliers will be able to accommodate SS/L’s schedule requirements. Further, there can be no assurance that SS/L will be able to hire or retain enough employees with the requisite skills and training and, accordingly, SS/L may not be able to perform its contracts as efficiently as planned or grow its business to the planned level.

Our ability to obtain certain satellite contract awards depends, in part, on our ability to provide the customer with financing.

During its history, SS/L has provided financing to customers to enable it to win certain contracts. The financing has been in the form of orbital receivables, vendor financing, loans and direct investments in our customer. The SS/L Credit Agreement limits SS/L’s ability to provide the customer with financing. If SS/L is unable to provide financing to the customer, it could lose the construction contract to a competitor who could provide financing.

SS/L relies on certain key suppliers whose failure or delay in performance would adversely affect us.

To build its satellites, SS/L relies on suppliers, some of whom are competitors of SS/L, to provide it with certain component parts. The number of suppliers capable of providing these components are limited, and in some cases, the supplier is in a sole source position based upon the unique nature of its product or customer requirement to procure components with proven flight heritage whenever possible. These suppliers are not all large, well-capitalized companies, and to the extent they were to experience financial difficulties, their ability to timely deliver to SS/L components that satisfy SS/L’s customer contractual specifications could be impaired. In the past, SS/L’s performance under its construction contracts with its customers has been adversely affected because of a supplier’s failure or delay in performance. As discussed above under “— SS/L’s contracts are subject to adjustments, cost overruns and termination,” a failure by SS/L to meet its contractual delivery requirements could well give rise to liquidated damage payments by SS/L and/or a customer’s termination of its construction contract with SS/L for default.

We face risks in conducting business internationally.

For the year ended December 31, 2008, approximately 29% of SS/L’s revenue was generated from customers outside of the United States. SS/L could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers that may be imposed on its services or by political and economic instability in the countries in which it conducts business. Almost all of SS/L’s contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay SS/L due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of SS/L customers to pay in U.S. dollars. If SS/L needs to pursue legal remedies against its foreign business partners or customers, it may have to sue them abroad where it could be difficult for SS/L to enforce its rights.

We rely on patents, trade secrets and know-how.

SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 183 patents in the United States and has applications for eight patents pending in the United States. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspection technology. The SS/L patents that are currently in force expire between 2009 and 2025. Further, there is a risk that competitors could challenge or infringe SS/L’s patents.

• Risk Factors Associated With Satellite Services

Telesat Canada derives a substantial amount of its revenues from only a few of its customers. A loss of one or more of these major customers, or a material adverse change in any of such customer’s business, could materially reduce its revenues and backlog.

Telesat Canada’s top five customers, which include Bell TV (formerly Bell ExpressVu) and Star Choice, account for 42% of its revenues for the year ending December 31, 2008, and 80% of its backlog at December 31, 2008. Any of these major customers could refuse to renew their contracts or could seek to negotiate concessions. If its customers experience a downturn in their business, these customers may find themselves in financial difficulties or consolidate, which could result in their ceasing or reducing their use of Telesat Canada’s services or becoming unable to pay for services which they had contracted to buy. Additionally, Bell TV is a part of BCE. Since Telesat

Canada is no longer affiliated with BCE, there can be no assurance that Bell TV will continue using Telesat Canada’s services after the expiration of its current contracts or continue to increase its use of Telesat Canada’s services consistent with its past practice. A loss of a major customer would have a material adverse effect on Telesat Canada’s results of operations, business prospects and financial condition, which would in turn adversely affect us.

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

For example, the March 15, 2008 failure of a Proton rocket to lift its satellite payload to the appropriate orbit caused a delay in the planned launch of the Nimiq 4 satellite, originally scheduled to be launched on a Proton rocket in mid-2008. Although Nimiq 4 successfully launched in September, 2008, the launch delay adversely affected Telesat Canada’s financial performance for 2008 and deferred the backlog run-off previously anticipated. The launch of Nimiq 5, which is planned for the second half of 2009, may likewise also be delayed if the launch vehicle on which it is scheduled to be launched suffers a failure prior to the launch of Nimiq 5.

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

Industry Canada, the Canadian telecommunications authority, has authorized Telesat Canada to operate at a number of orbital locations. Industry Canada has also awarded a significant number of licenses to a new Canadian satellite provider, Ciel Satellite Group, including licenses to spectrum suitable for providing a variety of satellite services to Canadian customers. Increased competition in Canada may adversely affect Telesat Canada’s access rights to certain Canadian orbital locations, which in turn could adversely affect Telesat Canada’s results of operations, business prospects and financial condition.

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

III. Other Risks

We had a material weakness in our internal control over financial reporting as of December 31, 2007 related to income tax accounting; we corrected such material weakness in 2008, but our ability to continue to timely file our future financial reports depends on maintenance of the corrective measures that we implemented, as well as the timely delivery by Telesat Canada of its financial statements.

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

During 2008, we implemented several remedial steps to improve controls surrounding our income tax closing process, including enhancing the technical resources in the income tax accounting function and conducting an evaluation of organizational processes and structure to identify and implement the appropriate solutions regarding our income tax closing process including retaining additional internal and external resources. If we are unable to maintain the corrective measures taken to remedy this material weakness — for example, if we were, for any reason, to lose the additional resources that we have retained — the material weakness could recur and could result in late filings of future financial reports. Timely filings of our future Exchange Act reports are also dependent on Telesat Canada’s ability to complete its financial statements sufficiently in advance of our SEC reporting deadlines in order for us to incorporate Telesat Canada’s results in our financial statements. There can be no assurance that it will be able to do so.

Late filings of Exchange Act reports could cause our common stock to be delisted from NASDAQ, which would have a material adverse effect on its liquidity and value. Also, as a result of the late filing of our Form 10-K last year, we are not currently eligible to use SEC Form S-3 for new registrations of securities. Use of that Form requires, among other things, that an issuer be current in its reports under the Exchange Act for at least twelve months. If we timely file our Quarterly Report on Form 10-Q for the first quarter of 2009, we will regain eligibility for use of Form S-3. If, however, we are late in filing any Exchange Act reports in the future, we would again lose our eligibility to use Form S-3 for registration of our securities with the SEC. We will have to meet more demanding requirements to register our securities during the time when we are not eligible to use Form S-3, so it will be more difficult for us to effect public offering transactions, and our range of available financing alternatives could be narrowed.

Third parties have significant rights with respect to our affiliates.

Third parties have significant rights with respect to, and we do not have control over management of, our affiliates. For example, Hisdesat enjoys substantial approval rights in regard to XTAR, our X-band joint venture. Also, while we own 64% of the participating shares of Telesat Canada, we own only 33 1/3% of the voting power. The rights of these third parties and fiduciary duties under applicable law could result in others acting or failing to act in ways that are not in our best interest. While these entities are or have been customers of SS/L, due to these third party rights and the fiduciary duties of the boards of these entities, there can be no assurance that these entities will continue to be customers of SS/L, and SS/L does not expect to do business with these entities on other than fair and competitive terms.

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

As of December 31, 2008, various funds affiliated with MHR held approximately 39.3% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 58.7% of the common equity of Loral as of December 31, 2008. As of March 2009, representatives of MHR occupy three of the nine seats on our board of directors (seven of which are currently occupied). In addition, one of our other directors was selected by the creditors’ committee in Old Loral’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, in the event that either (i) ownership or control, directly or indirectly, by Dr. Mark H. Rachesky, President of MHR, of our voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period, we will lose our veto rights relating to certain actions by Telesat Canada. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat Canada, including a right to cause Telesat Canada to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat Canada, to cause the sale of Telesat Canada and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

Compliance with the Sarbanes-Oxley Act increases our operating expenses.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have required changes to some of our corporate governance practices. These changes include developing financial and disclosure processes that satisfy Section 404 of the Sarbanes-Oxley Act. We expect that these rules and regulations will continue to make some activities more difficult, time-consuming and costly. We also expect that these rules and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and to attract and retain qualified executive officers. If we are unable to comply with the Sarbanes-Oxley Act and related rules and regulations, our business could be materially adversely affected.

The future use of tax attributes is limited upon emergence from bankruptcy.

As of December 31, 2008, we had federal net operating loss carryforwards, or NOLs, and excess capital losses of approximately $525 million and state NOLs of various amounts that are available to offset future taxable income (see Notes 2 and 9 to the Loral consolidated financial statements for a description of the accounting treatment of such NOLs). As our reorganization on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these NOLs, as well as certain other tax attributes existing at such effective date, is subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests (whether common or preferred), as determined on any applicable testing date. We would be adversely affected by an additional “ownership change” if at the time of such change, our total equity value multiplied by the federal applicable long-term tax exempt rate which at December 31, 2008 was 5.4%, was less than $32.6 million.

There is a thin trading market for our common stock.

Our common stock was first issued and listed on the NASDAQ National Market in December 2005. Trading activity in our stock has generally been light, averaging approximately 58,000 shares per day for the year ended December 31, 2008. Moreover, over 50% of our common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, they have registration rights in respect of the common stock and non-voting common stock they hold in Loral that would, if exercised, eliminate such restrictions.

The market for our stock could be adversely affected by future issuance of significant amounts of our common stock.

As of December 31, 2008, 20,286,992 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were outstanding options to purchase 2,034,202 shares of our common stock, of which 1,806,077 were vested and exercisable and of which 228,125 will become vested and exercisable over the next year. In addition, as of December 31, 2008, 651,258 shares of our common stock were available for future grants under our 2005 Stock Incentive Plan. On March 5, 2009, restricted stock units totaling 110,000 shares were granted to two of our executive officers, and we agreed to grant an additional 90,000 restricted stock units to one of those officers over the next two years.. Moreover, we may further amend our stock option plan in the future to provide for additional increases in the number of shares available for grant thereunder.

In connection with a stipulation entered into with certain directors and officers of Old Loral, certain claims aggregating $30 million may result in the distribution of our common stock in addition to the 20 million shares distributed under the Plan of Reorganization. For more detail about these stipulations, see Note 14 to the Loral consolidated financial statements.

We intend to seek approval at our 2009 stockholders meeting to increase the number of our authorized shares of common stock from 40,000,000 shares to 70,000,000 shares, of which 50,000,000 will be voting common stock and 20,000,000 will be non-voting common stock.

Sales of significant amounts of our common stock to the public, or the perception that those sales could happen, could adversely affect the market for, and the trading price of, our common stock.

Litigation and Disputes

We are involved in a number of ongoing lawsuits.

We are involved in a number of lawsuits, details of which can be found in Note 14 to the Loral consolidated financial statements. In addition, we are involved in a number of disputes which might result in litigation. A decision against us in any of these lawsuits or disputes could have a material adverse affect on our financial condition and our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Corporate

We lease approximately 16,000 square feet of space for our corporate offices in New York.

Satellite Manufacturing

SS/L’s research, production and testing are conducted in SS/L-owned facilities covering approximately 564,000 square feet on 28 acres in Palo Alto, California. In addition, SS/L leases approximately 616,000 square feet of space on 38 acres from various third parties primarily in Palo Alto, Menlo Park and Mountain View, California. Management believes that the facilities for satellite manufacturing, including the recently completed modification and expansion are sufficient for current operations.

Satellite Services

Telesat Canada’s primary satellite control center is located at its headquarters building in Ottawa, Ontario which consists of approximately 207,000 rentable square feet on 10 acres. The headquarters building is co-owned by Telesat Canada and a pension fund, each having a fifty percent (50%) interest as tenants-in-common. Telesat has entered into a fifteen year lease (terminable by Telesat Canada at any time after ten years on two years’ notice), commencing February 1, 2009, for an area in the headquarters building of approximately 112,000 rentable square feet. The balance of the area in the headquarters building is occupied by third parties.

The Allan Park earth station, located northeast of Toronto, Ontario on 70 acres of land, houses a customer support center and a technical control center. This facility is also the back-up satellite control center and the main earth station complex. Allan Park’s role in Telesat Canada’s operations has expanded as a result of the closure and subsequent sale in 2008 of Loral Skynet’s satellite control center in Hawley, Pennsylvania and the closure of its VSAT and Internet services management center in Rockville, Maryland.

In addition to these facilities, Telesat Canada leases approximately 175,000 square feet of office space for teleport facilities, satellite control operations and for administrative and sales offices.

Item 3.	Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the Loral consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 14 to the Loral consolidated financial statements for this discussion.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price and Dividend Information

Loral’s amended and restated certificate of incorporation provides that the total authorized capital stock of the Company is fifty million (50,000,000) shares consisting of two classes: (i) forty million (40,000,000) shares of common stock, $0.01 par value per share (“Common Stock”), divided into two series, of which 30,494,327 shares are voting common stock (“Voting Common Stock”) and 9,505,673 shares are non-voting common stock (“Non-Voting Common Stock”) and (ii) ten million (10,000,000) shares of preferred stock, $0.01 par value per share. Each share of Voting Common Stock and each share of Non-Voting Common Stock are identical and are treated equally in all respects, except that the Non-Voting Common Stock does not have voting rights except as set forth in Article IV(a)(iv) of the amended and restated certificate of incorporation and as otherwise provided by law. Article IV(a)(iv) of Loral’s amended and restated certificate of incorporation provides that Article IV(a) of the amended and restated certificate of incorporation, which provides for, among other things, the equal treatment of the Non-Voting Common Stock with the Voting Common Stock, may not be amended, altered or repealed without the affirmative vote of holders of a majority of the outstanding shares of the Non-Voting Common Stock, voting as a separate class. Except as otherwise provided in the amended and restated certificate of incorporation or bylaws of Loral, each holder of Loral Voting Common Stock is entitled to one vote in respect of each share of Loral Voting Common Stock held of record on all matters submitted to a vote of stockholders.

Holders of shares of Loral Common Stock are entitled to share equally, share for share in dividends when and as declared by the Board of Directors out of funds legally available for such dividends. Upon a liquidation, dissolution or winding up of Loral, the assets of Loral available to stockholders will be distributed equally per share to the holders of Loral Common Stock. The holders of Loral Common Stock do not have any cumulative voting rights. Loral Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to Loral Common Stock. All outstanding shares of Loral Common Stock are fully paid and non-assessable.

Our Voting Common Stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral Voting Common Stock as reported on the NASDAQ National Market from January 1, 2007 through December 31, 2008.

	High	Low

Year ended December 31, 2008
Quarter ended December 31, 2008	$15.86	$6.04
Quarter ended September 30, 2008	18.81	13.29
Quarter ended June 30, 2008	25.42	15.02
Quarter ended March 31, 2008	34.20	21.78
Year ended December 31, 2007
Quarter ended December 31, 2007	$45.27	$31.67
Quarter ended September 30, 2007	50.42	34.83
Quarter ended June 30, 2007	51.82	44.50
Quarter ended March 31, 2007	53.10	39.00

(b)	Approximate Number of Holders of Common Stock

At March 2, 2009, there were 409 holders of record of our voting common stock and five holders of record of our non-voting common stock.

(c)	Dividends

Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors. To date, Loral has not paid any dividends on its common stock.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

See Note 10 to the Loral consolidated financial statements for information regarding the Company’s stock compensation plan. Compensation information required by Item 11 will be presented in the Company’s 2009 definitive proxy statement which is incorporated herein by reference.

(e)	Comparison of Cumulative Total Returns

Set forth below is a graph comparing the cumulative performance of our common stock with the NASDAQ Composite Index, and the NASDAQ Telecommunications Index from November 21, 2005, the initial issue date of our common stock upon emergence from bankruptcy, to December 31, 2008. The graph assumes that $100 was invested on November 21, 2005 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.

Item 6.	Selected Financial Data

The following table sets forth our selected historical financial and operating data for the years ended December 31, 2008, 2007 and 2006, the period October 2, 2005 to December 31, 2005, the period January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004.

For all periods presented in the statement of operations data, income from continuing operations excludes the results of the North American satellites and related assets sold on March 17, 2004 to Intelsat, which have been accounted for as a discontinued operation and accordingly are presented separately in the consolidated selected financial data.

On August 1, 2005, the Bankruptcy Court entered its Confirmation Order confirming the Plan of Reorganization. On September 30, 2005, the FCC approved the transfer of FCC licenses from Old Loral to Loral, which represented the satisfaction of the last material condition precedent to emergence from bankruptcy. We emerged from bankruptcy on November 21, 2005 and pursuant to SOP 90-7 we adopted fresh-start accounting as of October 1, 2005. Upon emergence, our reorganization enterprise value as determined by the Bankruptcy Court was approximately $970 million, which after reduction for the fair value of Loral Skynet’s 14% senior secured notes and the Loral Skynet preferred stock, resulted in a reorganization equity value of approximately $642 million. This reorganization equity value was allocated to our assets and liabilities. Our assets and liabilities were stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization. Our consolidated financial statements as of October 1, 2005 and for dates subsequent are not comparable in certain material respects to the historical consolidated financial statements for periods prior to that date.

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

LORAL SPACE & COMMUNICATIONS INC.
(In thousands, except per share data)

	Successor Registrant				Predecessor Registrant
				For the Period	For the Period
				October 2,	January 1,
				2005 to	2005 to	Year Ended
		Year Ended December 31,		December 31,	October 1,	December 31,
	2008	2007	2006	2005	2005	2004
Statement of operations data:
Revenues:
Satellite Manufacturing	$869,398	$761,363	$636,632	$161,069	$318,587	$299,608
Satellite Services	—	121,091	160,701	36,096	110,596	222,519	(1)

Total Revenues	869,398	882,454	797,333	197,165	429,183	522,127
Operating (loss) income from continuing operations(2)	(193,977)	45,256	29,818	(4,945)	(67,095)	(214,345)
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	—	—	—	1,101,453 (3)	—
(Loss) income from continuing operations before income taxes, equity in net losses of affiliates and minority interest(4)(5)	(151,523)	157,786	30,117	(5,395)	1,022,651	(207,852)
Income tax (provision) benefit	(45,744)	(83,457)	(20,880)	(1,752)	10,901	(13,284	)(6)
(Loss) income from continuing operations before equity in net losses of affiliates and minority interest	(197,267)	74,329	9,237	(7,147)	1,033,552	(221,136)
Equity in net (losses) income of affiliates(7)	(495,649)	(21,430)	(7,163)	(5,447)	(2,796)	46,654
Minority interest	—	(23,240)	(24,794)	(2,667)	126	135
(Loss) income from continuing operations	(692,916)	29,659	(22,720)	(15,261)	1,030,882	(174,347)
Loss from discontinued operations, net of taxes	—	—	—	—	—	(2,348)
Gain on sale of discontinued operations, net of taxes	—	—	—	—	13,967	—
Net (loss) income	(692,916)	29,659	(22,720)	(15,261)	1,044,849	(176,695)
Preferred dividends	(24,067)	(19,379)	—	—	—	—
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock(8)	—	(25,685)	—	—	—	—
Net (loss) income applicable to common shareholders	(716,983)	(15,405)	(22,720)	(15,261)	1,044,849	(176,695)
Basic and diluted (loss) earnings per share:
Continuing operations	$(35.13)	$(0.77)	$(1.14)	$(0.76)	$23.37	$(3.96)
Discontinued operations	—	—	—	—	0.32	(0.05)

(Loss) earnings per share	$(35.13)	$(0.77)	$(1.14)	$(0.76)	$23.69	$(4.01)

Cash flow data:
(Used in) provided by operating activities(9)	(202,210)	27,123	88,002	(38,531)	(143,827)	66,129
(Used in) provided by investing activities(10)	(47,308)	61,519	(175,978)	(5,089)	194,707	906,887
Provided by (used in) financing activities	52,372	39,510	(1,278)	120,763	—	(966,887)

					Predecessor
	Successor Registrant				Registrant
	December 31,				December 31,
	2008	2007	2006	2005	2004

Balance sheet data:
Cash and cash equivalents	$117,548	$314,694	$186,542	$275,796	$147,773
Short-term investments	—	—	106,588	—	—
Total assets	995,867	1,702,939	1,729,911	1,678,977	1,218,733
Debt, including current portion	55,000	—	128,084	128,191	—
Non-current liabilities and minority interest	381,836	289,602	535,271	603,374	84,677
Liabilities subject to compromise(11)	—	—	—	—	1,916,000
Shareholders’ equity (deficit)	209,657	973,558	647,002	627,164	(1,044,101)

(1)	Satellite Services revenues for 2004 include $87.2 million relating to a sales-type lease.
(2)	During 2008, we recorded a goodwill impairment charge of $187.9 million. In connection with the Telesat Canada transaction, which closed on October 31, 2007, we recognized a gain of $104.9 million in 2007 on the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. See Note 6 to the Loral consolidated financial statements.
(3)	In connection with our emergence from Chapter 11 and our adoption of fresh-start accounting on October 1, 2005, we recognized a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion, related interest expense of $13.2 million related to the holders of claims to be paid in cash and a tax benefit of $15.4 million, each of which is reflected separately in our statement of operations.
(4)	In connection with the Telesat Canada transaction during 2007, we recognized a gain on foreign exchange contracts of $89.4 million (see Note 13 to the Loral consolidated financial statements).
(5)	During 2008, we recorded income of $58.3 million related to a gain on litigation recovery from Rainbow DBS and a loss of $19.5 million related to the award of attorneys’ fees and expenses to the plaintiffs for shareholder litigation concluded during 2008.
(6)	2004 includes an $11 million increase to the deferred tax valuation allowance relating to the reversal of deferred tax liabilities arising from the write-off of our investment in Globalstar, L.P.’s $500 million credit facility, upon Globalstar, L.P.’s dissolution in June 2004.
(7)	Beginning October 31, 2007, our principal affiliate is Telesat Canada. Loral also has investments in XTAR and joint ventures providing Globalstar service, which are accounted for under the equity method. On December 21, 2007 Loral agreed to sell its interest in Globalstar do Brazil S.A. which resulted in Loral recording a charge of $11.3 million in 2007 (see Note 6 to the Loral consolidated financial statements). During 2004, we recorded $47 million of equity income on the reversal of vendor financing liabilities that were non-recourse to SS/L in the event of non-payment by Globalstar, L.P.
(8)	As of December 23, 2008, in accordance with a court ordered restated certificate of incorporation, the previously issued Loral Series-1 Preferred stock was cancelled. As the fair value of Loral’s common stock from January 1, to December 23, 2008 was less than the conversion price ($30.1504), we did not record any beneficial conversion feature during 2008 (see Note 10 to the Loral consolidated financial statements).
(9)	Cash flow (used in) provided by operating activities includes cash flow from operating activities provided by discontinued operations in 2004.
(10)	Cash flow (used in) provided by investing activities includes cash flow provided by (used in) investing activities of discontinued operations for the period January 1, 2005 to October 1, 2005 and 2004.
(11)	As a result of our Chapter 11 filing, Old Loral’s debt obligations, preferred stock obligations and certain other liabilities existing at July 15, 2003, the date Old Loral and certain of its subsidiaries filed voluntary petition for reorganization, were classified as liabilities subject to compromise on our balance sheets at December 31, 2004. These obligations were extinguished as of the Effective Date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The terms, “Loral,” the “Company,” “we,” “our” and “us,” when used in this report with respect to the period prior to the Effective Date, are references to Old Loral, and when used with respect to the period commencing on and after the Effective Date, are references to Loral Space & Communications Inc. These references include the subsidiaries of Old Loral or Loral Space & Communications Inc., as the case may be, unless otherwise indicated or the context otherwise requires. The term “Parent Company” is a reference to Loral Space & Communications Inc., excluding its subsidiaries.

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

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, over the past two years SS/L has modified and expanded its manufacturing facilities to accommodate an expanded backlog. SS/L can now accommodate as many as nine to 13 satellite awards per year, depending on the complexity and timing of the specific satellites, and can accommodate the integration and test of 13 to 14 satellites at any given time in its Palo Alto facility. The expansion has also reduced the company’s reliance on outside suppliers for certain RF components and sub-assemblies.

The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,500 personnel is one of our key competitive resources.

Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. As most of SS/L’s contracts are fixed price, cost increases in excess of these provisions reduce profitability and may result in losses to SS/L, which may be material. Because the satellite manufacturing industry is highly competitive, buyers have the advantage over suppliers in negotiating prices, terms and conditions resulting in reduced margins and increased assumptions of risk by manufacturers such as SS/L.

Satellite Services

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

As of March 1, 2009, Telesat Canada had 12 in-orbit satellites (comprised of both owned and leased satellites). Nimiq 3 is expected to be decommissioned in the second quarter of 2009. Excluding the satellite to be decommissioned in 2009 Telesat Canada’s fleet as of March 1, 2009 had an average of approximately 54% of their expected total service life remaining, with an average expected remaining service life in excess of 7.5 years. In addition, one satellite was launched in February 2009 and is expected to enter service in the second quarter of 2009, while one satellite under construction at SS/L is scheduled for launch later in 2009. The satellite under construction is already 100% contracted to Bell TV for 15 years or such later date as the customer may request.

Until the closing of the Telesat Canada transaction on October 30, 2007, Loral Skynet operated a global fixed satellite services business. As part of this business, Loral Skynet leased transponder capacity to commercial and government customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, and also provided managed network services to customers using a hybrid satellite and ground-based system. It also provided professional services to other satellite operators such as fleet operating services.

Future Outlook

Critical success factors for SS/L include maintaining its reputation for reliability, quality and superior customer service. These factors are vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs and maximize efficiencies. SS/L is focused on increasing bookings and backlog, while maintaining the cost efficiencies and process improvements realized over the past several years. SS/L must continue to align its direct workforce with the level of awards. Additionally, long-term growth at SS/L generates working capital requirements, primarily for the orbital component of the satellite contract which is payable to SS/L over the life of the satellite.

The current economic environment may reduce the demand for satellites. While we expect the replacement market to be reliable over the next year, given the current credit crisis, potential customers who are highly leveraged or in the development stage may not be able to obtain the financing necessary to purchase satellites. If SS/L’s satellite awards fall below, on average, four to five awards per year, we expect that we will reduce costs and capital expenditures to accommodate this lower level of business. The timing of any reduced demand for satellites is difficult to predict. It is therefore also difficult to anticipate when to reduce costs and capital expenditures to match any slowdown in business. A delay in matching the timing of a reduction in business with a reduction in expenditures would adversely affect our results of operations and liquidity. In addition, in order to maintain its ability to compete as one of the leading prime contractors for technologically advanced space satellites, SS/L must continuously retain the services of a core group of specialists in a wide variety of disciplines for each phase of the design, development, manufacture and testing of its products, thus reducing SS/L’s flexibility to take action to reduce workforce costs in the event of a slowdown or downturn in its business.

Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Canada, the world’s fourth largest satellite operator with approximately $4.2 billion of backlog as of December 31, 2008.

Telesat Canada is committed to continuing to provide the strong customer service and focus on innovation and technical expertise that has allowed it to successfully build its business to date. Building on its industry leading backlog and significant contracted growth, Telesat Canada’s focus is on taking disciplined steps to grow the core business and sell newly launched and existing in-orbit satellite capacity, and, in a disciplined manner, use the strong cash flow generated by existing business, contracted expansion satellites and cost savings to strengthen the business.

Telesat Canada believes its existing satellite fleet offers a strong combination of existing backlog, contracted revenue growth (on Nimiq 4 which started service in the fourth quarter of 2008, and on the in-construction satellite Nimiq 5) and additional capacity (on the existing satellites and Telstar 11N which is expected to start service in the second quarter of 2009) that provides a solid foundation upon which it will seek to grow its revenues and cash flows.

Telesat Canada has received a non-binding offer for certain of its international satellites and related assets and business. These assets represented approximately 7% of Telesat Canada’s revenues and 9% of its Adjusted EBITDA for the year ended December 31, 2008, and less than 2% of its backlog as of December 31, 2008. One of these satellites is nearing the end of its life and Telesat Canada must make a decision in 2009 with respect to replacing it, which would cost approximately $200 million to $300 million, incurred over a period of approximately three years. If it is not sold, Telesat Canada’s current intention is to replace this satellite, although no final decision has been made at this time. Subject to Telesat Canada’s obligations under its financing arrangements, proceeds from any sale of these assets would be used to fund replacement satellites or repay debt. The offer is subject to further due diligence and other conditions, and Telesat Canada cannot at this time assess the probability of concluding this transaction or any other sale of these satellite assets or at what price these satellites may be sold.

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

The satellite industry is characterized by a relatively fixed cost base that allows significant revenue growth with relatively minimal increases in operating costs, particularly for sales of satellite capacity. Thus, Telesat Canada anticipates that it can increase its revenue without proportional increases in operating expenses, allowing for margin expansion. The fixed cost nature of the business, combined with contracted revenue growth and other growth opportunities is expected to produce growth in operating income and cash flow.

For 2009, Telesat Canada is focused on the execution of its business plan to serve its customers and the markets in which it participates, the sale of capacity on its existing satellites, the continuing efforts to achieve operating efficiencies, and on the completion and launch of its in-construction satellite (Nimiq 5).

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

The following discussion of revenues and Adjusted EBITDA, (see Note 15 to the financial statements), reflects the results of our business segments for 2008, 2007 and 2006. The balance of the discussion relates to our consolidated results unless otherwise noted.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock-based compensation) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: goodwill and other impairment charges; gain (loss) on foreign exchange contracts; gains or losses on litigation not related to our operations; impairment of available for sale securities; loss on extinguishment of debt; other income (expense); equity in net losses of affiliates; and minority interest.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, goodwill and other impairment charges, gains or (losses) on foreign exchange contracts, gains or losses on litigation not related to our operations, impairments of available for sale securities, other income (expense), equity in net losses of affiliates and minority interest. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

Loral is organized into two operating segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat Canada for the year ended December 31, 2008 and for the period from October 31, 2007 to December 31, 2007. Although we analyze Telesat Canada’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat Canada’s results as equity in net losses of affiliates.

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements (in millions):

Revenues:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Satellite Manufacturing	$881.4	$814.3	$696.5
Satellite Services	685.2	241.2	163.8

Segment revenues	1,566.6	1,055.5	860.3
Eliminations(1)	(12.0)	(55.2)	(63.0)
Affiliate eliminations(2)	(685.2)	(117.8)	—

Revenues as reported(3)	$869.4	$882.5	$797.3

Satellite Manufacturing segment revenue increased by $67 million in 2008 from 2007 primarily as a result of increased revenue from new satellite awards received during 2008 and 2007, partially offset by reduced revenue from programs completed or nearing completion. Satellite Services segment revenue increased by $444 million in 2008 from 2007 primarily due to the inclusion of Telesat Canada’s revenue for the full year in 2008 compared to the period October 31, 2007 to December 31, 2007.

Satellite Manufacturing segment revenue increased by $118 million in 2007 from 2006 primarily due to new satellite awards received during 2007 and 2006. Satellite Services segment revenue increased by $77 million in 2007 from 2006 primarily due to the inclusion of Telesat Canada’s revenue for the period October 31, 2007 to December 31, 2007.

Adjusted EBITDA:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Satellite Manufacturing	$45.1	$34.5	$65.9
Satellite Services	436.5	118.4	68.0
Corporate expenses(4)	(14.9)	(37.9)	(26.8)

Segment Adjusted EBITDA before eliminations	466.7	115.0	107.1
Eliminations(1)	(1.6)	(6.1)	(6.0)
Affiliate eliminations(2)	(427.2)	(65.3)	—

Adjusted EBITDA	$37.9	$43.6	$101.1

Satellite Manufacturing segment Adjusted EBITDA increased $11 million in 2008 from 2007 primarily as a result of improved margins of $20 million on higher sales volume in 2008, partially offset by $6 million of increased warranty expenses resulting from five launches in 2008 and a $3 million loss on foreign exchange forward contracts in 2008. Satellite Services segment Adjusted EBITDA increased by $318 million in 2008 from 2007 primarily due to the inclusion of Telesat Canada’s operating results for the full year in 2008 as compared to the period October 31, 2007 to December 31, 2007 and a gain of $9 million related to distributions from a bankruptcy claim against a former customer of Loral Skynet. Corporate expenses decreased $23 million in 2008 from 2007 primarily due to reductions of $7 million for deferred compensation due to the decline in the market price of our common stock, $6 million of legal costs resulting from the conclusion of certain shareholder and noteholder lawsuits, $6 million of severance costs recorded in 2007 due to staff reductions and $5 million of lower compensation costs resulting from staff reductions. Increased management fees earned by Corporate for consulting services provided to affiliates (see Note 16 to the financial statements) were offset by decreased cost allocations to the Satellite Manufacturing and Satellite Services segments.

Satellite Manufacturing segment Adjusted EBITDA decreased $31 million in 2007 from 2006 as a result of transponder rights valued at $19 million received in 2006 related to the Satmex settlement agreement, $9 million for settlement of launch vehicle litigation in 2006, increased research and development expenses of $16 million in 2007, forward loss recognition of $14 million for certain satellite programs awarded during 2007 and increased marketing expenses of $5 million in 2007, partially offset by $20 million of margin increases from additional sales in 2007 and a $12 million reduction of warranty expenses. Satellite Services segment Adjusted EBITDA increased by $50 million in 2007 from 2006 primarily due to the inclusion of Telesat Canada’s operating results for the period October 31, 2007 to December 31, 2007. Corporate expenses increased $11 million in 2007 from 2006 primarily due to legal costs of $7.1 million in connection with shareholders and noteholders lawsuits and severance costs of $7.0 million.

Reconciliation of Adjusted EBITDA to Net (Loss) Income:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Adjusted EBITDA	$37.9	$43.6	$101.1
Depreciation, amortization and stock-based compensation(5)	(44.0)	(103.3)	(71.3)
Impairment of goodwill(6)	(187.9)	—	—
Gain on contribution of Loral Skynet(7)	—	104.9	—

Operating (loss) income	(194.0)	45.2	29.8
Interest and investment income	11.9	39.3	31.5
Interest expense(8)	(2.3)	(2.3)	(23.4)
Gain (loss) on foreign exchange contracts	—	89.4	(5.8)
Gain on litigation, net	38.8	—	—
Impairment of available for sale securities	(5.8)	—	—
Loss on extinguishment of debt	—	(16.2)	—
Other (expense) income	(0.1)	2.4	(2.0)
Income tax provision	(45.7)	(83.5)	(20.8)
Equity in net losses of affiliates	(495.7)	(21.4)	(7.2)
Minority interest	—	(23.2)	(24.8)

Net (loss) income	$(692.9)	$29.7	$(22.7)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral and its wholly owned subsidiaries and for Satellite Services leasing transponder capacity to SS/L.

(2)	Represents the elimination of amounts attributed to Telesat Canada whose results are reported in our consolidated statements of operations as equity in net losses of affiliates.

(3)	Includes revenues from affiliates of $84.0 million, $22.0 million and $11.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(4)	Represents corporate expenses incurred in support of our operations and for the years ended December 31, 2008, 2007 and 2006 includes $0 million, $0.3 million and $1.2 million, respectively, of continuing expenses for bankruptcy related matters, which after the adoption of fresh-start accounting were classified as corporate general and administrative expenses.

(5)	Includes non-cash stock-based compensation of $6.2 million and $21.5 million for the years ended December 31, 2008 and 2007, respectively, as a result of shareholder approval of the Stock Incentive Plan amendment on May 22, 2007 (see Note 10 to the financial statements).

(6)	During the fourth quarter of 2008, we determined that the implied fair value of SS/L goodwill had dropped below its carrying value, and we recorded a charge to expense to reflect this impairment.

(7)	In connection with the Telesat Canada transaction, which closed on October 31, 2007, we recognized a gain on the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada (see Note 6 to the financial statements).

(8)	Interest expense for the year ended December 31, 2007 includes a reduction of $9 million resulting from the reduction of warranty liability.

2008 Compared with 2007 and 2007 Compared with 2006

The following compares our consolidated results for 2008, 2007 and 2006 as presented in our financial statements:

Revenues from Satellite Manufacturing

				% Increase
				(Decrease)
	Year Ended			2008	2007
	December 31,			vs.	vs.
	2008	2007	2006	2007	2006
	(in millions)

Revenues from Satellite Manufacturing	$881	$814	$697	8%	17%
Eliminations	(12)	(53)	(60)	(77)%	(12)%

Revenues from Satellite Manufacturing as reported	$869	$761	$637	14%	20%

Revenues from Satellite Manufacturing before eliminations increased $67 million for 2008 as compared to 2007, primarily as a result of $236 million of revenue from $1.2 billion of new orders received in 2008, partially offset by $163 million of reduced revenue from programs completed or nearing completion which were awarded in earlier periods. In addition, revenue in 2008 was reduced by $3 million from losses on foreign exchange forward contracts and revenue in 2007 included $3 million from the renegotiation of orbital incentives. Eliminations for 2008 consist primarily of revenues applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 16 to the financial statements). Eliminations for 2007 consisted primarily of revenues recorded until October 31, 2007 for the construction of Telstar 11N, a satellite then being manufactured by SS/L for Loral Skynet. As a result, revenues from Satellite Manufacturing as reported increased $108 million for 2008 as compared to 2007.

Revenues from Satellite Manufacturing before eliminations increased $117 million for 2007 as compared to 2006, primarily as a result of $155 million of revenue from $721 million of new orders received in 2007 and $236 million of increased revenue from $1 billion of new orders received in 2006, partially offset by $274 million of reduced revenue from programs completed or nearing completion which were awarded in earlier years. Eliminations consisted primarily of revenues recorded until October 31, 2007 for the construction of Telstar 11N, a satellite being manufactured by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $124 million in 2007 as compared to 2006.

Revenues from Satellite Services

				% Increase
				(Decrease)
	Year Ended			2007
	December 31,			vs.
	2008	2007	2006	2006
		(in millions)

Revenues from Satellite Services before specific items	$—	$126	$149	(17)%
Customer termination payment	—	—	15
Cash basis customer payments	—	(3)	—
Eliminations	—	(2)	(3)	(26)%

Revenues from Satellite Services as reported	$—	$121	$161	(25)%

Revenues from Satellite Services in 2008 decreased from 2007 as a result of the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

Revenues from Satellite Services before specific items in 2007 decreased $23 million compared to 2006. This reduction is driven by reduced revenues of $26 million due to the contribution of Loral Skynet to Telesat Canada on October 31, 2007, $8 million resulting from reduced revenue in 2007 due to Boeing’s discontinuation of service on our Estrela do Sul satellite in late 2006, and reduced revenues of $4 million as a result of the restructuring of the network services business in late 2006. These reductions were offset by higher utilization of $11 million, including $2 million on the Satmex 6 transponders that were added to the fleet in the fourth quarter of 2006 and

$4 million of increased usage of our network services products. Revenues from Satellite Services as reported in 2007 were lower by $15 million as a result of Boeing’s contract termination payment in 2006 and by $3 million due to timing of cash revenue recognition. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing. As a result, Revenues from Satellite Services as reported decreased by $40 million in 2007 as compared to 2006.

Cost of Satellite Manufacturing

				% Increase
				(Decrease)
				2008	2007
	Year Ended December 31,			vs.	vs.
	2008	2007	2006	2007	2006
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before specific identified charges	$747	$657	$537	14%	23%
Depreciation, amortization and stock-based compensation	39	36	23	7%	56%
Transponder rights provided to SS/L in the Satmex settlement agreement	—	—	(19)
Accrued warranty obligations	2	(4)	8
Provisions for inventory obsolescence	—	—	2

Cost of Satellite Manufacturing	$788	$689	$551	14%	25%

Cost of Satellite Manufacturing as a% of Satellite Manufacturing revenues as reported	91%	90%	87%

Cost of Satellite Manufacturing as reported for 2008 increased by $99 million over 2007. Cost of Satellite Manufacturing before specific charges increased by $90 million. This increase is primarily due to $67 million of increased costs resulting from additional revenue during 2008 and costs of $23 million for Telstar 11N which prior to the Telesat Canada transaction were eliminated. Depreciation, amortization and stock-based compensation expense increased $3 million, primarily as a result of $1 million of compensation expense related to restricted stock units awarded in 2007 and $2 million of depreciation due to increased capital expenditures related to facility expansion. Warranty expenses increased $6 million as a result of five satellite launches in 2008.

Cost of Satellite Manufacturing as reported for 2007 increased by $138 million over 2006. Cost of Satellite Manufacturing before specific charges increased by $120 million. This increase is primarily due to $106 million of increased costs resulting from additional revenue during the year and forward loss recognition of $14 million for certain satellite programs awarded during 2007. Included in 2006 is a reduction of cost of $19 million related to transponder rights provided to SS/L by the Satmex settlement agreement. Warranty expenses improved $12 million based upon a resolution of certain warranty obligations for less than previously estimated amounts. Depreciation, amortization and stock-based compensation expense increased by $13 million as a result of additional amortization of fair value adjustments in connection with the adoption of fresh start accounting and $3 million from compensation expense related to restricted stock units awarded during 2007.

Cost of Satellite Services

				% Increase
				(Decrease)
	Year Ended			2007
	December 31,			vs.
	2008	2007	2006	2006
		(In millions)

Cost of Satellite Services includes:
Cost of Satellite Services before specific identified charges	$—	$42	$53	(21)%
Depreciation and amortization	—	44	46	(3)%

Cost of Satellite Services	$—	$86	$99	(13)%

Cost of Satellite Services as a% of Satellite Services revenues as reported		71%	61%

The decrease in Cost of Satellite Services in 2008 from 2007 resulted from the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007.

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

Selling, General and Administrative Expenses

				% Increase
				(Decrease)
				2008	2007
	Year Ended December 31,			vs.	vs.
	2008	2007	2006	2007	2006
			(in millions)

Selling, general and administrative expenses includes:
Selling, general and administrative expenses before specific charges	$87	$133	$118	(35)%	12%
Litigation costs	5	11	6	(58)%	90%
Stock based compensation	5	23	2	(77)%
Continuing expenses for bankruptcy related matters	—	—	1

Selling, general and administrative expenses as reported	$97	$167	$127	(42)%	31%

% of revenues as reported	11%	19%	16%

Selling, general and administrative expenses as reported were $97 million and $167 million for the years ended December 31, 2008 and 2007, respectively. Selling, general and administrative expenses before specific charges decreased by $46 million in 2008 as compared to 2007, due primarily to a reduction of $28 million as a result of the contribution of Loral Skynet to Telesat Canada on October 31, 2007 and lower Corporate expenses of $17 million including reductions of $7 million for deferred compensation due to the decline in the market price of our common stock, $6 million of severance costs recorded in 2007 due to staff reductions (see Note 14 to the financial statements) and $5 million due to reduced compensation from the staff reductions. Litigation costs were $6 million lower in 2008 due to the conclusion of certain shareholder and noteholder lawsuits. The stock-based compensation expense reduction of $18 million resulted primarily from the 2007 charges of $6 million attributable to acceleration of options in connection with the Telesat Canada transaction and $8 million from the approval of stock option plan amendments at the stockholders meeting on May 22, 2007 (see Note 10 to the financial statements).

Selling, general and administrative expenses as reported were $167 million and $127 million for the years ended December 31, 2007 and 2006, respectively. Selling, general and administrative expenses before specific charges increased by $15 million as compared to 2006, primarily due to: increased SS/L costs of $16 million for research and development of payload product and satellite control improvements, $5 million for marketing related expenses due to a higher volume of bid opportunities in the market place and $2 million for other expenses and increased corporate costs of $7 million for severance related to personnel reductions. These cost increases were partially offset by decreases at Satellite Services of $2 million in marketing related expenses, $3 million reversal of bad debt and other costs and $9 million as a result of the contribution of Loral Skynet to Telesat Canada on October 31, 2007. The increase in litigation costs was primarily a result of various shareholder and noteholders suits. Stock-based compensation expense of $23 million in 2007 included a charge of $6 million attributable to acceleration of options in connection with the Telesat Canada transaction and a charge of $8 million as a result of the approval of stock option plan amendments at the stockholders meeting on May 22, 2007. Continuing expenses for bankruptcy related matters decreased $1 million as a result of minimal professional fees incurred in 2007 as compared to 2006.

Gain on Recovery from Customer Bankruptcy

During 2008, we recorded a gain of $9 million related to distributions from a bankruptcy claim against a former customer of Loral Skynet. The receivables underlying the claim had been previously written-off or not recognized due to the customer’s bankruptcy.

Impairment of Goodwill

During 2008, we determined that the implied fair value of SS/L goodwill, which was established in connection with our adoption of fresh — start accounting, had decreased below its carrying value. We recorded a charge to expense in the fourth quarter of 2008 of $187.9 million to reflect this impairment.

Gain on Contribution of Loral Skynet to Telesat Canada

Represents the gain in 2007 on the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada on October 31, 2007, in connection with the Telesat Canada transaction, as follows (in millions):

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

Interest and Investment Income

	Year Ended
	December 31,
	2008	2007	2006
	(in millions)

Interest and investment income	$12	$39	$32

Interest and investment income decreased $27 million for 2008 as compared to 2007. This decrease includes $12 million due to lower average investment balances in 2008 of $230 million compared with $390 million in 2007, as a result of the closing of the Telesat Canada transaction on October 31, 2007 and the significant use of cash during 2008, $11 million from the decreased sales of Globalstar Inc. common stock in 2008 compared with 2007 and $4 million from reduced interest rates on investments. As a result of the fall in interest rates and our move to safer investments during the financial crisis, our investment returns decreased to approximately 3.00% in 2008 from approximately 5.25% in 2007.

Interest and investment income increased $7 million for the year ended December 31, 2007 as compared to 2006 primarily due to higher cash balances as a result of the completion of the $300 million preferred stock financing in February 2007 and higher short-term interest rates in 2007 over 2006. This includes increases of $4 million due to higher cash balances and short-term interest rates and an increase of $4 million primarily due to the partial sale of our holdings in Globalstar Inc. common stock. These increases were partially offset by lower interest income on vendor financing and orbital incentives of $1 million.

Interest Expense

	Year Ended
	December 31,
	2008	2007	2006
	(In millions)

Interest cost before capitalized interest	$3	$12	$26
Capitalized interest	(1)	(10)	(3)

Interest expense	$2	$2	$23

Interest cost before capitalized interest decreased by $9 million for the year ended December 31, 2008 as compared to 2007. This reduction included $16 million due to the extinguishment of Loral Skynet debt as a result of the Telesat Canada transaction, partially offset by reduced interest expense of $6 million in 2007 relating to warranty liabilities. Capitalized interest decreased by $9 million in 2008 due to the sale of the Telesat T11N satellite under construction to Telesat Canada on October 31, 2007.

Interest cost before capitalized interest decreased by $14 million for the year ended December 31, 2007 as compared to 2006, primarily due to reduced interest expense of $9 million relating to warranty liabilities. In addition, interest expense was lower in 2007 by $5 million due to the early extinguishment of the Loral Skynet 14% senior secured notes and the repayment of the Valley National Bank loan in connection with the Telesat Canada transaction (see Note 8 to the financial statements). Capitalized interest increased by $7 million due to higher construction in process balances primarily for the Telstar 11N satellite.

Gain (Loss) on Foreign Exchange Contracts

For the year ended December 31, 2007, we recorded a net gain of $89 million reflecting the change in the fair value of the forward contracts and currency basis swap entered into by Loral Skynet relating to the Telesat Canada transaction. The net gain on these transactions, which was realized when the instruments were contributed to Telesat Holdco on October 23, 2007, has been recognized in the statement of operations and avoided a corresponding increase in the US dollar purchase price equivalent that would have been paid to BCE for Telesat Canada. Loss on foreign exchange contracts in 2006 represents unrealized losses of $6 million on derivative contracts entered into in connection with the anticipated acquisition of Telesat Canada.

Gain on Litigation, Net

During 2008, we recorded income of $58 million related to a gain on litigation recovery from Rainbow DBS and expense of $19.5 million related to the award of attorneys’ fees and expenses to the plaintiffs for shareholder litigation arising from the issuance of our Series-1 Preferred Stock which was concluded during 2008 (see Note 14 to the financial statements).

Impairment of Available for Sale Securities

During 2008, we recorded impairment charges of $5.8 million to reflect other-than-temporary declines in the value of our investment in Globalstar Inc. common stock (see Note 6 to the financial statements).

Loss on Extinguishment of Debt

For the year ended December 31, 2007, we recorded a charge for the early extinguishment of the Loral Skynet 14% senior secured notes, which is comprised of a $13 million redemption premium and a $4 million write-off of deferred financing costs.

Other (Expense) Income

Other income decreased $2 million in 2008 from 2007, primarily due to the recognition of a $4 million deferred gain realized in 2007 in connection with the sale of an orbital slot in 2006, partially offset by losses on foreign currency transactions in 2007 (other than the foreign exchange contracts related to the Telesat Canada transaction).

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

Income Tax Provision

During 2008, 2007 and 2006, we continued to maintain a 100% valuation allowance against our net deferred tax assets, with the exception of our $12.5 million of deferred tax asset relating to AMT credit carryforwards. As of December 31, 2008, we had valuation allowances totaling $487.8 million, which included a balance of $185.9 million relating to Old Loral periods preceding our adoption of fresh-start accounting on October 1, 2005. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. In the future if we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, under SFAS 141 (R) all future reversals of the valuation allowance balance at October 1, 2005 will be recorded as a reduction to the income tax provision. During 2008 and 2007, we utilized the benefits from $38.6 million and $35.1 million, respectively, of deferred tax assets from Old Loral to reduce our current tax liability. The realization of these benefits created an excess valuation allowance of $38.6 million in 2008 and $35.1 million in 2007, the reversal of which was recorded as a reduction to goodwill in accordance with SFAS 141.

Our income tax provision can be summarized as follows: (i) for 2008, we recorded a current tax provision of $16.3 million, which included a provision of $41.6 million to increase our liability for uncertain tax positions and a current tax benefit of $25.4 million derived from tax strategies and a deferred tax provision of $29.4 million, resulting in a total provision of $45.7 million on a pre-tax loss of $151.5 million; (ii) for 2007, we recorded a current tax provision of $51.3 million, including a provision of $17.1 million to increase our liability for uncertain tax positions, and a deferred tax provision of $32.2 million, resulting in a total provision of $83.5 million on pre-tax income of $157.8 million; and (iii) for 2006, we recorded a current tax provision of $11.8 million and a deferred tax provision of $9.1 million, resulting in a total provision of $20.9 million on pre-tax income of $30.1 million.

The deferred income tax provision for 2008 of $29.4 million related primarily to (i) a provision of $38.6 million recorded as a result of having utilized deferred tax benefits from Old Loral to reduce our tax liability (where the excess valuation allowance was recorded as a reduction to goodwill) offset by (ii) a benefit of $9.2 million for the increase to our deferred tax asset for federal and state AMT credits.

The deferred income tax provision for 2007 of $32.2 million related primarily to (i) a provision of $35.1 million on current year income to the extent the taxes imposed on such income were reduced by deferred tax benefits from Old Loral (where the excess valuation allowance was recorded as a reduction to goodwill), (ii) a provision of $2.2 million for the decrease to our deferred tax asset for federal and state AMT credits (which excludes an increase to AMT credits of $2.2 million upon adoption of FIN 48), (iii) an additional valuation allowance of $3.0 million required against a net deferred tax asset created when we reduced the deferred tax credits in accumulated other comprehensive income by $3.0 million, offset by (iv) a benefit of $9.0 million relating to current activity.

The deferred income tax provision for 2006 of $9.1 million related to (i) a provision of $10.4 million on current year income to the extent the taxes imposed on such income were reduced by deferred tax benefits from Old Loral (where the excess valuation allowance was recorded as a reduction to goodwill), (ii) offset by a benefit of $1.3 million for the increase to our deferred tax asset for additional federal and state AMT credits.

During 2006, we also recorded a deferred tax provision of $26.0 million in accumulated other comprehensive income related primarily to our adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) (see Note 9 to the financial statements), which created an excess valuation allowance of $26.0 million that was recorded as a reduction to goodwill.

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net Losses of Affiliates

	Year Ended
	December 31,
	2008	2007	2006
	(In millions)

Telesat Canada	$(479.6)	$(1.8)	$—
XTAR	(16.1)	(10.6)	(7.4)
Other	—	(9.0)	0.2

	$(495.7)	$(21.4)	$(7.2)

On October 31, 2007, Loral and its Canadian Partner, PSP, through a newly-formed joint venture, completed the acquisition of Telesat Canada from BCE. In connection with this acquisition, Loral transferred substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco, the ultimate parent company of the resulting new entity. Loral accounts for this investment using the equity method of accounting (see Note 6 to the financial statements).

Summary financial information for Telesat Canada for the year ended December 31, 2008 and the period October 31, 2007 to December 31, 2007 and as of December 31, 2008 and 2007 follows (in millions):

		For the Period
		October 31,
	Year Ended	2007
	December 31,	to December 31,
	2008	2007

Statement of Operations Data:
Revenues	$685.2	$117.8
Operating expenses	(258.0)	(52.5)
Impairment of long-lived and intangible assets	(454.9)	—
Depreciation, amortization and stock-based compensation	(226.0)	(41.2)
Operating income	(253.7)	24.1
Interest expense	(231.1)	(41.3)
Other expense, net	(403.1)	(45.6)
Income tax benefit	139.9	61.5
Net loss	(748.0)	(1.3)

	December 31, 2008	December 31, 2007

Balance Sheet Data:
Current assets	$179.8	$143.7
Total assets	4,273.2	5,610.0
Current liabilities	171.4	229.5
Long-term debt, including current portion	2,901.6	2,828.0
Total liabilities	3,760.2	4,156.7
Redeemable preferred stock	116.0	143.1
Shareholders’ equity	397.0	1,310.2

As described in Note 6 to the financial statements, Loral’s equity in net loss of Telesat Canada is based on our proportionate share of their results in accordance with U.S. GAAP and in U.S. dollars. Our equity in net loss of Telesat Canada excludes amortization of the fair value adjustments applicable to Telesat Canada’s acquisition of the Loral Skynet assets and liabilities. Our equity in net loss of Telesat Canada also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we are constructing for them.

Impairment of long-lived and intangible assets consists primarily of an impairment charge to reduce orbital slot assets to fair value. Other expense, net includes non-cash foreign exchange losses of $654.2 million and $121.4 million and non-cash gains on financial instruments of $254.7 million and $78.1 million in 2008 and 2007, respectively.

Telesat Canada’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat Canada’s main currency exposures as of December 31, 2008, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. We estimated that, after considering the impact of hedges, a five percent weakening of the Canadian dollar against the U.S. dollar at December 31, 2008 would have increased Telesat Canada’s net loss for the year 2008 by approximately $177 million, while a five percent strengthening of the Canadian dollar against the U.S. dollar at December 31, 2008 would have decreased Telesat Canada’s net loss for the year 2008 by approximately $177 million.

The equity losses in XTAR, L.L.C. (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations. Other equity losses in affiliates for 2007 include $3 million of cash distributions received from Globalstar de Mexico for which our investment balance has been written down to zero and a loss of $11 million recognized in connection with an agreement to sell our Globalstar investment partnership in Brazil. This sale was completed in the first quarter of 2008.

Minority Interest

Dividend expense on Loral Skynet’s Series A Preferred Stock was $23.2 million and $24.8 million for the years ended December 31, 2007 and 2006, respectively, and is reflected as minority interest on our consolidated statements of operations. On November 5, 2007, Loral Skynet redeemed all issued and outstanding shares of this preferred stock in connection with the completion of the Telesat Canada transaction (see Note 10 to the financial statements).

Backlog

Backlog as of December 31, 2008 and 2007 was as follows (in millions):

	2008	2007

Satellite Manufacturing	$1,381	$1,025
Satellite Services	4,207	5,251

Total backlog before eliminations	5,588	6,276
Satellite Manufacturing eliminations	(25)	—
Satellite Services eliminations	(4,207)	(5,251)

Total backlog	$1,356	$1,025

It is expected that 67% of satellite manufacturing backlog as of December 31, 2008 will be recognized as revenue during 2009.

Telesat Canada backlog at December 31, 2008 was approximately $4.2 billion, of which approximately 12% will be recognized as revenue during 2009. Included in backlog as of December 31, 2008 is a contract covering the entire capacity of the Nimiq 5 satellite, which has been leased for the life of the satellite. This contract contains provisions such that the customer, assuming the satellite is successfully and timely launched and is operating nominally, may only terminate its contract by paying Telesat Canada the present value of the entire contracted amounts that would have been due for the remaining life of the satellite.

As of December 31, 2008, Telesat Canada had received approximately $275.9 million of customer prepayments, including approximately $35.7 million relating to satellites under construction. If the launch of a satellite under construction were to fail or a customer were to terminate its contract with Telesat Canada as a result of a substantial delay in the launch of the satellite, Telesat Canada would be obligated to return the customer prepayments applicable to such satellite. Such repayment obligations would be funded by insurance proceeds (if any), cash on hand and/or borrowing availability under the revolving credit facility.

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

Billed receivables, vendor financing and long-term receivables

We are required to estimate the collectibility of our billed receivables which are included in contracts in process on our consolidated balance sheet, vendor financing and long-term receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Charges for (recoveries of) bad debts recorded to the income statement on billed receivables for the years ended December 31, 2008, 2007 and 2006, were $0.7 million, $(2.4) million, and $0.3 million, respectively. At December 31, 2008 and 2007, billed receivables were net of allowances for doubtful accounts of $0.9 million and $0.2 million, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated periodically.

Inventories

Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, are written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory. Charges for inventory obsolescence recorded to the consolidated statements of operations for the years ended December 31, 2008 and 2007 were insignificant. Charges for inventory obsolescence recorded to the consolidated statement of operations for the year ended December 31, 2006 were $1.7 million.

Fair Value Measurements

All available for sale securities are measured at fair value based on quoted market prices at the end of the reporting period. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with U.S. GAAP and expand disclosures about fair value measurements. SFAS 157 establishes a fair value measurement hierarchy to price a particular asset or liability. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of SFAS 157 only for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis effective January 1, 2008. The Company’s financial assets measured at fair value on a recurring basis as of December 31, 2008 consist of marketable securities which were valued at $0.2 million and foreign exchange forward contracts valued at $14.6 million. The Company has no financial liabilities measured at fair value on a recurring basis as of

December 31, 2008. The marketable securities are classified as Level 1 and the foreign exchange forward contracts are classified as Level 2 in the fair value measurement hierarchy under SFAS 157 as of December 31, 2008.

A Level 1 fair value represents a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

A Level 2 fair value represents a fair value which is derived from observable market data (i.e. benchmark yields, spot rates and other industry and economic events).

Level 1 — Loral’s marketable securities, which are included in other current assets, consisted entirely of an investment in the common stock of Globalstar Inc. (see Note 6 to the financial statements). Loral’s investment in Globalstar Inc. is accounted for as an “available for sale” security under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Generally, unrealized gains and losses on this investment are recorded as a component of accumulated other comprehensive income. For the year ended December 31, 2008, we recorded impairment charges of $5.8 million for other-than-temporary declines in the value of our investment in Globalstar Inc. common stock.

Level 2 — During 2008, Loral entered into a series of foreign exchange forward contracts, with maturities through 2011, designed to manage the risk of currency exchange rate fluctuations on cash receipts associated with a satellite manufacturing contract denominated in EUROs. These contracts have been designated as cash flow hedges and are tested quarterly for effectiveness. The effective portion of the gain or loss on a cash flow hedge is recorded as a component of accumulated other comprehensive income and the remaining gain or loss is included in income. The Company has elected to use the income approach to value the derivatives, using observable Level II market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming participants are motivated, but not compelled to transact. Level II inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (including interest rates and credit risk). As of December 31, 2008, the fair value of these contracts was $14.6 million, of which $8.9 million was included in other current assets and $5.7 million was included in other assets based upon the maturity dates of the forward contracts. During the year ended December 31, 2008, we recorded a reduction to revenue of $2.7 million and recorded an unrealized gain in accumulated other comprehensive income of $18.2 million related to these contracts.

Evaluation of Investments in Affiliates for Impairment

The carrying values of our investments in affiliates are reviewed for impairment in accordance with Accounting Principles Board (“APB”) Opinion No. 18, Equity Method of Accounting for Investments in Common Stock. We monitor our equity method investments for factors indicating other-than-temporary impairment. An impairment loss would be recognized when there has been a loss in value of the affiliate that is other than temporary. Evaluating investments in affiliates for impairment requires significant subjective judgments by management.

Taxation

Loral is subject to U.S. federal, state and local income taxation on its worldwide income and foreign taxes on certain income from sources outside the United States. Our foreign subsidiaries are subject to taxation in local jurisdictions. Telesat Canada is subject to tax in Canada and other jurisdictions and Loral will provide in operating earnings any additional U.S. current or deferred tax required on distributions received or deemed distributions from Telesat Canada.

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

For 2008, we continued to maintain the 100% valuation allowance against our net deferred tax assets increasing the valuation allowance at December 31, 2007 of $241.2 million by $246.5 million to a balance of $487.8 million at December 31, 2008, which included $185.9 million relating to the opening balance at October 1, 2005. As of December 31, 2008, we had gross deferred tax assets of approximately $532.5 million, which when offset by our deferred tax liabilities of $32.2 million and our valuation allowance of $487.8 million, resulted in a net deferred tax asset of $12.5 million on our consolidated balance sheet. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. In the future, if we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, under SFAS 141 (R) any reduction to the valuation allowance balance at October 1, 2005 will be recorded as a reduction to the income tax provision. During 2008, we reversed $38.6 million of excess valuation allowance relating to the balance as of October 1, 2005, which was recorded as a reduction to goodwill in accordance with SFAS 141.

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized in the financial statements, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense (see Note 9 to the financial statements).

Prior to adopting FIN 48, our policy was to establish tax contingency liabilities for potential audit issues. The tax contingency liabilities were based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits.

Management has concluded that, as of December 31, 2008, the previously reported material weakness relating to our accounting for and disclosure of income taxes has been remediated.

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

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. Changes in applicable high-quality long-term corporate bond indices, such as the Moody’s AA Corporate Bond Index, are also considered. The discount rate determined on this basis was 6.5% as of December 31, 2008, which was unchanged from December 31, 2007.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by

Russell. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the twenty five year historical return of our asset mix has been 9.0%. The expected long-term rate of return on plan assets determined on this basis was 8.5% for 2008, 8.5% for 2007 and 9% for 2006. For 2009, we will use an expected long-term rate of return of 8%.

These pension and other employee postretirement benefit costs are expected to increase to approximately $21.5 million in 2009 from $9.5 million in 2008, primarily due to the decrease in the expected return on assets and increased amortization of actuarial losses. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased these pension and other employee postretirement benefits costs by approximately $0.2 million and $1.4 million, respectively, in 2008.

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $235 million at December 31, 2008 (the “unfunded benefit obligations”). We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

Stock-Based Compensation

We use the fair value method of accounting for stock-based compensation, pursuant to the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). In addition, we account for options granted to non-employees in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. We use the Black-Scholes-Merton option-pricing model to measure fair value of these stock option awards. The Black-Scholes-Merton model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term. Changes in these assumptions could have a material impact on the amount of stock-based compensation we recognize. (See Notes 2 and 10 to the financial statements).

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities, as of October 1, 2005, the date we adopted fresh-start accounting. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized. Goodwill is subject to an annual impairment test, or if events and circumstances change and indicators of impairment are present, goodwill will be tested for impairment between annual tests. As a result of the decline of Loral’s stock price and the decline in comparable company values, we performed an interim impairment test as of June 30, 2008 and updated our annual impairment test through November 30, 2008. This most recent impairment test resulted in the recording of an impairment charge in 2008 for the entire goodwill balance of $187.9 million (see Notes 2 and 7 to the financial statements). The Company’s estimate of the fair value of SS/L employed both a comparable public company analysis, which considered the valuation multiples of companies deemed comparable, in whole or in part, to the Company and a discounted cash flow analysis that calculated a present value of the projected future cash flows of SS/L. The Company considered both quantitative and qualitative factors in assessing the reasonableness of the underlying assumptions used in the valuation process. Testing goodwill for impairment requires significant subjective judgments by management.

Goodwill also had been reduced by the decreases to the valuation allowance as of October 1, 2005 and other tax adjustments (see Income Taxes, below) and the transfer in October 2007 of substantially all of the assets and related liabilities of Loral Skynet in connection with the Telesat Canada transaction. For the year ended December 31, 2008 we recorded a reduction to goodwill in the amount of $38.6 related to the reduction of our income tax valuation allowance as of October 1, 2005.

As of December 31, 2008, intangible assets consist primarily of internally developed software and technology and trade names recorded in connection with the adoption of fresh-start accounting. The fair values of our intangible assets were calculated using several approaches that encompassed the use of excess earnings, relief from royalty and the build-up methods. The excess earnings, relief from royalty and build-up approaches are variations of the income approach. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. This process involves subjective judgment by management. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets.

Contingencies

Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. We accrue for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made. Management considers the assessment of loss contingencies as a critical accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on our results of operations that could result from legal actions or other claims and assessments. The most important contingencies affecting our financial statements are detailed in Note 14 to the financial statements, “Commitments and Contingencies.”

Liquidity and Capital Resources

Loral

As described above, the Company’s principal assets are ownership of 100% of the issued and outstanding capital stock of SS/L and a 64% non-controlling economic interest in Telesat Canada. In addition, the Company has a 56% non-controlling economic interest in XTAR. SS/L’s operations are consolidated in the Company’s financial statements while the operations of Telesat Canada and XTAR are not consolidated but presented using the equity method of accounting. The Parent Company has no debt. SS/L and Telesat Canada both have third party debt with financial institutions and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. In addition, XTAR has an obligation to Arianespace, S.A. which it expects will be fully satisfied by June 30, 2009. The Parent Company has provided a guarantee of the SS/L debt but has not provided a guarantee for the Telesat Canada or XTAR debt. Cash is maintained at the Parent Company, SS/L, Telesat Canada and at XTAR to support the operating needs of each respective entity. The ability of SS/L and Telesat Canada to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to the debt at each of those entities and in the case of Telesat Canada and XTAR by their respective shareholder agreements.

Cash and Available Credit

At December 31, 2008, the Company had $118 million of cash and cash equivalents and $6 million of restricted cash. On October 16, 2008, SS/L entered into a $100 million revolving credit agreement with a group of banks (the “SS/L Credit Agreement”) and as of December 31, 2008, $55 million was drawn in the form of loans and approximately $5 million was issued in the form of letters of credit. Restricted cash decreased approximately $19 million during 2008 due to the release of restrictions on cash relating to the Skynet Noteholders Litigation ($12 million) and to the replacement of SS/L’s former Letter of Credit Facility ($7 million). At February 27, 2009, the Company had approximately $126 million of cash and cash equivalents, restricted cash remained at the year end level, and SS/L had reduced its borrowings under the SS/L Credit Agreement to $25 million. This improvement in our net cash position is primarily the result of receipt of satellite contract milestone payments in the first quarter of 2009.

Cash Management

We have a cash management investment program that seeks a competitive return while maintaining a conservative risk profile. Our cash management investment policy establishes what we believe to be conservative guidelines relating to the investment of surplus cash. The policy allows us to invest in commercial paper, money market funds and other similar short term investments but does not permit us to engage in speculative or leveraged transactions, nor does it permit us to hold or issue financial instruments for trading purposes. The cash management investment policy was designed to preserve capital and safeguard principal, to meet all of our liquidity requirements and to provide a competitive rate of return. The policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities on our behalf, requires certain mandatory reporting activity and discusses review of the portfolio. We operate the cash management investment program under the guidelines of our investment policy and continuously monitor the investments to avoid risks.

We currently invest our cash in several liquid money market funds. These money market funds include Treasury funds, Government funds, and Prime AAA funds. The dispersion across funds reduces the exposure of a default at one fund. We do not currently hold any investments in auction rate securities or enhanced money market funds that have been subject to liquidity issues and price declines.

Liquidity

At the Parent Company, we expect that our cash and cash equivalents will be sufficient to fund our projected expenditures for the year. For 2009, these expenditures include funding operating costs of approximately $12.3 million, net of management fees, funding approximately $21.3 million for our portion of the construction and launch of the ViaSat 1 satellite, $8.8 million of attorney fees that were paid in January as required under the Implementing Order by the Court of Chancery in the Delaware Plaintiffs litigation regarding the issuance of our Series-1 Preferred Stock to MHR in 2007 (see Note 14 to the financial statements) and an additional $4.5 million investment in XTAR (see Note 6 to the financial statements). The Company has also received a request for indemnification from its directors who are affiliated with MHR for legal costs in the Delaware Plaintiffs litigation (see Note 14 to the financial statements) that may or may not be recoverable from insurance. We believe that SS/L, Telesat Canada and XTAR will have sufficient liquidity to fund their respective operations and capital requirements and make all required debt service as discussed below.

Telesat Canada’s debt agreements contain restrictions relating to the cash payments under Loral’s consulting agreement with Telesat Canada and restrict the payment of cash dividends above $75 million. As a result, the Parent Company expects that in the next year the $5 million annual fee under its consulting agreement with Telesat Canada will continue to be paid in subordinated notes rather than cash, and that it will not receive cash dividends from Telesat Canada.

In addition to our cash on hand we may consider accessing the capital markets for debt or equity at the Parent Company. The proceeds of a debt or equity offering would be used to further strengthen our balance sheet, given the ongoing difficult financial environment, and provide liquidity to fund various potential growth opportunities for our business lines. This would not only provide for the contingencies at SS/L discussed below but also bolster the confidence of SS/L’s customers in SS/L as a critical supplier. Given the current environment, however, there can be no assurance that the Company will be able to obtain such financing on favorable terms acceptable to us, if at all.

Space Systems/Loral

Cash

In 2008, SS/L, largely related to supporting growth, used approximately $180 million of cash from operations primarily from increased contract assets of approximately $173 million resulting from milestone payments from customers that lagged behind SS/L expenditures, and the funding of approximately $44 million of orbital receivables (net of $19 million prepayment) on its satellite contracts in the normal course, offset by approximately $43 million in net income adjusted for non-cash items. In addition, capital expenditures of approximately $54 million in 2008 were in excess of recurring requirements which we expect to normalize at $25 million to $30 million in future years as SS/L substantially completed its facility expansion and continues its program of upgrading next-generation test equipment.

In 2009, SS/L anticipates that it will significantly improve its cash flow. While SS/L will continue to build its orbital receivable balance, overall cash flow from operations in 2009 is expected to be positive, as the same satellite construction contracts that used cash in 2008 have significant milestone payments that become due during 2009. In addition, capital expenditures at SS/L in 2009 are anticipated to be approximately $41 million, significantly lower than the 2008 level reflecting substantial completion of its facility expansion. SS/L maintains the flexibility to defer or reduce a significant portion of its ongoing capital expenditures if the volume of ongoing business is materially reduced or as other circumstances may require. During the first two months of 2009, SS/L repaid $30 million of the $55 million of outstanding debt on December 31, 2008 under the SS/L Credit Agreement.

Available Credit and Liquidity

The SS/L Credit Agreement, which is guaranteed pursuant to a Parent Guarantee Agreement (the “Parent Guarantee”), provides SS/L with a $100 million revolving credit facility, including a $50 million letter of credit sublimit. The SS/L Credit Agreement matures on October 16, 2011, and is secured by the assets and common stock of SS/L. The SS/L Credit Agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends or stock repurchases, asset sales, mergers and consolidations, liens, changes to the line of business and other matters customarily restricted in such agreements. It also contains financial covenants whereby SS/L must maintain a certain consolidated leverage ratio and consolidated interest coverage ratio. SS/L anticipates that over the coming year it will be in compliance with its financial covenants and have the full $100 million available to it under the SS/L Credit Agreement. The Parent Guarantee limits the amount of dividends or other distributions to our stockholders that can be made by Loral from the disposition of any capital stock of Telesat Holdings Inc. to the greater of (i) 66 2/3% of the proceeds or (ii) the amount by which the proceeds exceed $200 million.

SS/L agreed to make up to $100 million in loans to a customer, Sirius Satellite Radio Inc. (“Sirius”), in the Amended and Restated Customer Credit Agreement (the “Sirius Credit Agreement”) relating to the construction of the satellites known as FM-5 and FM-6 (the “FM-5 Satellite” and “FM-6 Satellite”, respectively). As per this agreement, on December 20, 2008, the ability of Sirius to reimburse itself for milestone payments previously paid permanently expired, and no amounts were outstanding thereunder. In addition, as per the Sirius Credit Agreement, given the timing of future milestone payments on FM-5 and the date at which Sirius’ availability to draw on FM-5 milestone payments expires, Loral anticipates that Sirius will not be able to draw on future milestone payments owed on FM-5.

Drawings under the Sirius Credit Agreement would be secured by a first-priority security interest in the FM-6 Satellite. We currently believe that Sirius does not meet all of the conditions precedent to draw under the Sirius Credit Agreement, including the condition that Sirius have a public market equity value of at least $1 billion. There can be no assurance that Sirius will not meet such conditions in the future (see Note 14 to the financial statements). If Sirius were to meet the conditions to draw on the Credit Agreement for FM-6 it would have the ability to finance approximately $32 million against future milestone payments. As of February 27, 2009, Sirius is current with all of its required milestone payments to SS/L. Absent unforeseen circumstances, over the coming year SS/L believes that with its cash on hand, cash flow from operations and availability under the SS/L Credit Agreement, it has adequate liquidity to operate its business and finance loans contemplated by the Sirius Credit Agreement.

Satellite construction contracts often include provisions for orbital incentives where a portion of the contract value (typically about 10%) is received over the 12 to 15 year life of the satellite. Receipt of these orbital incentives is contingent upon performance of the satellite in accordance with contractual specifications. As of December 31, 2008, SS/L has orbital receivables of approximately $181 million, of which $3 million is in current assets (see Note 4 to the financial statements). Approximately $49 million of these receivables are related to satellites in-orbit and $132 million are related to satellites that are under construction. SS/L expects to increase its orbital receivable asset by approximately $68 million during 2009. Continued growth in the Satellite Manufacturing business will result in a corresponding growth in the amount of orbital receivables.

Current economic conditions could affect the ability of customers to make payments, including orbital incentive payments, under satellite construction contracts with SS/L. Though most of SS/L’s customers are substantial corporations for which creditworthiness is generally high, SS/L has certain customers which are either highly leveraged or are in the developmental stage and are not fully funded. Customers that are facing near-term maturities on their existing debt also have elevated credit risk under current market conditions. There can be no assurances that these customers will not delay contract payments to, or seek financial relief, from SS/L. If customers fall behind or are unable to meet their payment obligations, SS/L’s liquidity will be adversely affected. As of

December 31, 2008, such customers accounted for billed and unbilled accounts receivable of approximately $82 million, orbital receivables of approximately $74 million and backlog of $204 million. For the quarter ending March 31, 2009 SS/L has received, and anticipates it will receive $77 million from such customers.

There can be no assurance that SS/L’s customers, particularly those that SS/L has identified as having elevated credit risk, will not default on their obligations to SS/L in the future and that such defaults will not materially and adversely affect SS/L and Loral. In the event of an uncured contract default by the customer, SS/L’s construction contracts generally provide SS/L with significant rights even if their customers (or successors) have paid significant amounts under the contract. These rights typically include the right to stop work on the satellite and the right to terminate the contract for default. In the latter case, SS/L would generally have the right to retain, and sell to other customers, the satellite or satellite components that are under construction. However, the exercise of such rights could be impeded by the assertion by customers of defenses and counterclaims, including claims of breach of performance obligations on the part of SS/L, and our recovery could be reduced by the lack of a ready resale market for the affected satellites or their components. In either case, our liquidity could be adversely affected pending the resolution of such customer disputes.

SS/L’s contracts impose a variety of contractual obligations on SS/L including the requirement to deliver the satellite by an agreed upon date, subject to negotiated allowances. If SS/L were unable to meet its contract obligations, including delivering the satellite at the agreed upon date in a contract the customer would have the right to terminate the contract for contractor default. If a contract is terminated for contractor default, SS/L would be required to refund the payments made to SS/L to date, which could be significant. In such circumstances, SS/L would, however, keep the satellite under construction and be able to recoup some of its losses through the resale of the satellite or its components to another customer. It has been SS/L’s experience that as the satellite is generally critical to the execution of a customer’s operations and business plan such customers will usually renegotiate a revised delivery date with SS/L versus terminating the contract for contractor default and losing the satellite. Nonetheless, the obligation to return all funds paid to SS/L in the later stages of a contract, due to termination for contractor default, would have a material adverse effect on SS/L’s liquidity.

The current economic environment may also reduce the demand for satellites. If SS/L’s satellite awards fall below, on average, four to five awards per year, SS/L will be required to reduce costs and capital expenditures to accommodate this lower level of activity. The timing of any reduced demand for satellites is difficult to predict. It is, therefore, difficult to anticipate when to reduce costs and capital expenditures to match any slowdown in business. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s existing liquidity along with the availability under the SS/L Credit Agreement are sufficient to finance SS/L, even if we receive fewer than four to five awards in 2009. If SS/L were to experience a shortage of orders below the four to five awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs and capital expenditures. There can be no assurances that the SS/L could obtain such financing on favorable terms, if at all.

Telesat Canada

Cash and Available Credit

As of December 31, 2008, Telesat Canada had CAD 98 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its Revolving Facility. Telesat Canada believes that cash and short-term investments as of December 31, 2008, net cash provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Credit Facility (as defined below) will be adequate to meet its expected cash requirement for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures through at least the next 12 months.

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

A large portion of Telesat Canada’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat Canada believes its cash flow from operations will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations through 2009. Cash required for the construction of the Nimiq 5 and Telstar 11N satellites will be funded from some or all of the following: cash and short-term investments, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

Telesat Canada maintains a target of approximately CAD 25 million in cash and cash equivalents within its subsidiary operating entities for the management of its liquidity. Telesat Canada’s intention is to maintain at least this level of cash and cash equivalents to assist with the day-to-day management of its cash flows.

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

The Credit Facility is secured by substantially all of Telesat Canada’s assets. Under the terms of the Credit Facility, Telesat Canada is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates. Telesat Canada was also required to enter into swap agreements that will effectively fix or cap the interest rates on at least 50% of its funded debt for a 3 year period ending October 31, 2010. Each tranche of the Credit Facility is subject to mandatory principal repayment requirements, which, in the initial years, are generally 1/4 of 1% of the initial aggregate principal amount.

Revolving Facility

The Revolving Facility is a CAD 153 million loan facility with a maturity date of October 31, 2012. Loans under the Revolving Facility currently bear interest at a floating rate of the Bankers Acceptance borrowing rate plus an applicable margin of 275 basis points. The applicable margin is subject to a leverage pricing grid. The Revolving Facility currently has an unused commitment fee of 50 bps that is subject to adjustment based upon a leverage pricing grid. As of December 31, 2008, other than approximately CAD 0.2 million in drawings related to letters of credit, there were no borrowings under this facility.

Canadian Term Loan Facility

The Canadian Term Loan Facility is a CAD 200 million loan with a maturity date of October 31, 2012. The Canadian Term Loan Facility bears interest at a floating rate of the Bankers Acceptance borrowing rate plus an applicable margin of 275 basis points. The required repayments on the Canadian term loan facility were $5 million for the year ended December 31, 2008 and will be $10 million for the year ended December 31, 2009.

U.S. Term Loan Facility

The U.S. Term Loan Facility is for $1.905 billion with a final maturity date of October 31, 2014. The U.S. Term Loan Facility is made up of two facilities, a $1.755 billion U.S. Term Loan I Facility and a $150 million U.S. Term Loan II Facility that was a 12 month delayed draw facility for satellite capital expenditures. The U.S. Term Loan Facility bears interest at LIBOR plus an applicable margin of 300 basis points.

The U.S. Term Loan II Facility has an unused commitment fee of 1/2 the applicable margin which is 150 basis points. Telesat Canada drew the full amount of this facility during the 12 month availability period. As of December 31, 2008, $150 million of the facility was drawn.

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

Senior Bridge Loan

The Senior Bridge Loan was a $692.8 million senior unsecured loan advanced on the closing date. The Senior Bridge Loan had a maturity of October 31, 2008 and an initial interest rate per annum equal to the greater of 9% or three-month LIBOR plus the applicable margin. The applicable margin increased over time subject to an interest rate cap of 11%. The Senior Bridge Loan was subject to a securities demand on or after April 28, 2008.

On June 30, 2008, Telesat exchanged the outstanding $692.8 million Senior bridge loan for $692.8 million Senior notes. The Senior notes bear interest at an annual rate of 11.0% and are due November 1, 2015. The Senior notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior notes prior to May 1, 2012, in each case subject to exceptions provided in the Senior notes indenture.

Senior Subordinated Bridge Loan

The Senior Subordinated Bridge Loan is a $217.2 million senior subordinated unsecured loan advanced on the closing date. The Senior Subordinated Bridge Loan had a maturity of October 31, 2008 and an initial interest rate per annum equal to the greater of 10.5% or three-month LIBOR plus the applicable margin. The applicable margin increased over time subject to an interest rate cap of 12.5%. The Senior Subordinated Bridge Loan was subject to a securities demand on or after April 28, 2008.

On June 30, 2008, Telesat Canada also exchanged the outstanding $217.2 million Senior subordinated bridge loan for $217.2 million Senior subordinated notes. The Senior subordinated notes bear interest at a rate of 12.5% and are due November 1, 2017. The Senior subordinated notes include covenants or terms that restrict Telesat Canada’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior subordinated notes prior to May 1, 2013, in each case subject to exceptions provided in the Senior subordinated notes indenture.

Interest Expense

An estimate of the interest expense on the Facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Credit Facility, the Senior Bridge Loan and the Senior Subordinated Bridge Loan. Telesat Canada’s estimated interest expense for 2009 is approximately CAD 288 million.

Derivatives

Telesat Canada has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.

Telesat Canada uses forward contracts to hedge its foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At December 31, 2008, Telesat Canada had outstanding foreign exchange contracts which require them to pay Canadian dollars to receive $58.7 million for future capital expenditures. The fair value of these derivative contract liabilities resulted in an unrealized gain of CAD 10.8 million as of December 31, 2008. These forward contracts are due between February 2, 2009 and December 1, 2009.

In order to hedge the currency risk for Telesat Canada, both at closing and over the life of the loans, Loral Skynet entered into a currency basis swap to synthetically convert $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt. Loral Skynet transferred the currency basis swap to Telesat Canada prior to closing. The fair value of this derivative contract at December 31, 2008 resulted in an unrealized gain of CAD 8.8 million.

On November 30, 2007, Telesat Canada entered into a series of five interest rate swaps to fix interest rates on $600 million of U.S. dollar denominated debt and CAD 630 million of Canadian dollar denominated debt for an average term of 3.2 years. Average rates achieved, before any borrowing spread, were 4.12% on the U.S. dollar denominated swaps and 4.35% on the Canadian dollar denominated swaps. As of December 31, 2008, the fair value of these derivative contract liabilities was an unrealized loss of CAD 81.9 million. With these transactions, Telesat Canada met its requirement under the Credit Facility to effectively fix or cap at least 50% of its funded debt for a three year period from October 31, 2007.

Capital Expenditures

Telesat Canada has entered into contracts for construction, insurance and launch of the Nimiq 5 and Telstar 11N satellites. The outstanding commitments as of December 31, 2008 on these contracts are approximately $163.4 million. These expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations , cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

XTAR

In January 2009, XTAR reached an agreement with Arianespace, S.A. to settle its revenue-based fee that was to be paid over time. To enable XTAR to be able to make these settlement payments, XTAR has issued a capital call to its LLC members for $8 million in 2009. The capital call required Loral to increase its investment in XTAR by approximately $4.5 million, representing its 56% share of $8 million. This settlement benefits XTAR by providing a significant reduction to amounts that it would have been required to pay in the future and satisfies XTAR’s obligations to Arianespace.

Contractual Obligations and Other Commercial Commitments

The following tables aggregate our contractual obligations and other commercial commitments as of December 31, 2008 (in thousands).

Contractual Obligations:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases(1)	$38,011	$9,723	$15,295	$5,904	$7,089
Unconditional purchase obligations(2)	507,862	356,992	150,870	—	—
Other long-term obligations(3)	53,209	24,010	29,199	—	—
Revolving credit agreement(4)	55,000	—	55,000	—	—

Total contractual cash obligations(5)	$654,082	$390,725	$250,364	$5,904	$7,089

Other Commercial Commitments:

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			More than
	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Stand by letter of credit	$4,927	$4,927	$—	$—	$—

(1)	Represents future minimum payments under operating leases with initial or remaining terms of one year or more.
(2)	SS/L has entered into various purchase commitments with suppliers due to the long lead times required to produce purchased parts.
(3)	Represents our commitment in connection with an agreement entered into between Loral and ViaSat for the purchase by Loral of a portion of the ViaSat-1 satellite which is being constructed by SS/L for ViaSat (see Note 16 to the financial statements).
(4)	On October 16, 2008, SS/L entered into a Credit Agreement with several banks and other financial institutions. The Credit Agreement provides for a $100 million senior secured revolving credit facility. The Revolving Facility includes a $50 million letter of credit sublimit. The Credit Agreement is for a term of three years, maturing on October 16, 2011 (see Note 8 to the financial statements). Payment amounts shown exclude interest which is not expected to be significant.
(5)	Does not include our FIN 48 liabilities for uncertain tax positions of $109.0 million. Because the timing of future cash outflows associated with our FIN 48 liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 9 to the financial statements).

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for 2008 was $202 million. This was primarily due to an increase in contracts in process of $216 million and a decrease in customer advances of $20 million, primarily resulting from progress on new satellite programs, a decrease in taxes payable of $55 million, primarily due to tax payments, net of refunds, of $30 million, a decrease in pension and post retirement liabilities of $19 million and a decrease in accrued expenses and other current liabilities of $22 million which includes a Telesat Canada post-closing final adjustment payment to PSP of $9 million, partially offset by an increase in accounts payable of $24 million, an increase in long term liabilities of $33 million, primarily due to a $41 million liability for uncertain tax positions and a net loss after adjustment for non-cash items of $69 million.

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

Net cash provided by operating activities for 2006 was $88 million. This was primarily due to the net loss adjusted for non-cash items of $86 million, an increase in customer advances of $51 million resulting from timing of satellite program milestone payments and higher accrued expenses and other current liabilities of $18 million in part due to higher accrued interest. This change was partially offset by an increase in inventory of $32 million, which was made to accommodate increased volume and a reduction of $20 million in pension and other postretirement liabilities primarily due to contributions made to the pension plan of $28 million (see Note 12 to the financial statements).

Net Cash (Used in) Provided By Investing Activities

Net cash used in investing activities for 2008 was $47 million, primarily resulting from capital expenditures of $65 million, partially offset by a decrease in restricted cash of $19 million as a result of the release of restrictions on $12 million of cash relating to the Skynet Noteholder Litigation and the release of restrictions on $7 million of cash due to the replacement of SS/L’s former Letter of Credit Facility.

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

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for 2008 was $52 million, primarily resulting from the proceeds, net of expenses, from borrowings under the SS/L Credit Agreement.

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

Other

During 2008, we made approximately $28 million in contributions to the qualified pension plan and funded approximately $3 million for other employee post-retirement benefit plans. During 2007, Loral made no contributions to the qualified pension plan and funded approximately $3 million for other employee post-retirement benefit plans. In September 2006, Loral made the minimum required contribution of $2 million to the pension plan and made an additional voluntary contribution to the pension plan of $25 million. The additional voluntary contribution was made to improve the funded status of the pension plan and to reduce future expected contributions. During 2009, based on current estimates, we expect to contribute approximately $24 million to the qualified pension plan and expect to fund approximately $4 million for other employee post-retirement benefit plans.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Note 6 to the financial statements for further information on affiliate matters).

Our consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in millions):

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Revenues	$84.0	$22.0	$11.3
Elimination of Loral’s proportionate share of (profits) losses relating to affiliate transactions	(5.0)	1.9	0.4
Profits (losses) relating to affiliate transactions not eliminated	2.8	(1.1)	(0.3)

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item 1A — Risk Factors and also in Note 14 to the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

The Company, in the normal course of business, is subject to the risks associated with fluctuations in foreign currency exchange rates. As of December 31, 2008, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the December 31, 2008 exchange rates) that were unhedged (in millions):

		U.S.
	Foreign Currency	$

Future revenues — Japanese Yen	¥64.9	$0.7
Future expenditures — Japanese Yen	¥3,491.2	$38.6
Contracts-in-process, unbilled receivables — Japanese Yen	¥10.4	$0.1
Future expenditures — EUROs	€6.2	$8.8

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

During the year ended December 31, 2008, losses of $2.5 million were excluded from the assessment of hedge effectiveness and were recorded as a reduction of revenue, and unrealized gains of $18.2 million were included in accumulated other comprehensive income.

The fair value of the cash flow hedges at December 31, 2008 was $14.6 million of which $8.9 million is included in other current assets and $5.7 million is included in other assets.

We estimate that $9.2 million of net derivative gain included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

The maturity of foreign currency exchange contracts held as of December 31, 2008 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows (in thousands):

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate

2009	€65,540	$99,793	$91,376
2010	19,210	29,388	26,734
2011	23,493	35,663	32,608

	€108,243	$164,844	$150,718

To Buy
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate

2009	€4,520	$6,294	$6,315

The Company is exposed to credit-related losses in the event of non-performance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation because we execute foreign exchange contracts only with well capitalized financial institutions. Loral does not enter into foreign currency transactions for trading and speculative purposes.

On June 20, 2008, in anticipation of receiving the July 9, 2008 satellite contract described above, Loral entered into a currency option transaction that allowed Loral to convert €97.7 million into $149.5 million. Loral paid a premium of $0.5 million for this option. For the year ended December 31, 2008, Loral recorded a charge of $0.5 million, as the options expired unexercised on July 10, 2008.

Interest

The Company had $55 million of borrowings outstanding under the SS/L Credit Agreement at December 31, 2008. Borrowings under this facility are limited to Eurodollar Loans for periods ending in one, two, three or six months or ABR Loans which rate is adjusted daily based upon changes in the Prime Rate of Federal Funds Rate. Because of the nature of the borrowing under a revolving credit facility, the borrowing rate adjusts to changes in interest rates over time. For a $100 million credit facility, if it were fully borrowed, a 1.00% change in interest rates would effect the Company’s interest expense by $1 million for the year. The Company had no other long-term debt or other exposure to changes in interest rates with respect thereto. Prior to the close of the Telesat Canada transaction in 2007, Loral Skynet had debt at a fixed rate of 14.0%.

As of December 31, 2008, the only marketable securities held by the Company was 984,173 shares of Globalstar Inc. common stock. During the year, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31,

2008, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Remediation of Previously Disclosed Material Weakness

As reported in our Annual Report on Form 10-K for the year ended December 31, 2007, our management previously concluded that a material weakness existed related to our accounting for and disclosure of income taxes. Specifically, the Company did not maintain adequate processes and a sufficient number of technically qualified personnel to enable the timely resolution of issues associated with the Company’s income tax closing process primarily relating to those issues attributable to the Telesat Canada transaction.

Management has concluded that, as of December 31, 2008, the previously reported material weakness has been remediated. The remediation actions taken during 2008 included the following:

•	The Company hired a Director of Tax, who assists our Vice President of Tax with the management of all tax planning, accounting and reporting processes.

•	The Company augmented its internal resources by engaging an accounting firm to assist in the preparation of our tax accounting and disclosure.

•	A full process evaluation was completed and process improvements were implemented.

Changes in Internal Controls Over Financial Reporting

Other than the control improvements discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
New York, New York

We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to the Company’s adoption of new accounting standards.

/s/  DELOITTE & TOUCHE LLP

New York, New York
March 16, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of March 1, 2009.

Name	Age	Position

Michael B. Targoff	64	Chief Executive Officer since March 1, 2006, President since January 2008 and Vice Chairman of the Board of Directors since November 2005. Prior to that, founder of Michael B. Targoff & Co.
C. Patrick DeWitt	62	Senior Vice President since January 2008. Vice President from November 2005 to January 2008. Vice President of Old Loral from January 2002 to November 2005. Chief Executive Officer of SS/L since June 2006. President of SS/L from November 2001 to June 2006.
Avi Katz	50	Senior Vice President, General Counsel and Secretary since January 2008. Vice President, General Counsel and Secretary from November 2005 to January 2008. Vice President, General Counsel and Secretary of Old Loral from November 1999 to November 2005.
Richard P. Mastoloni	44	Senior Vice President of Finance and Treasurer since January 2008. Vice President and Treasurer from November 2005 to January 2008. Vice President and Treasurer of Old Loral from February 2002 to November 2005. Vice President of Old Loral from September 2001 to February 2002.
Harvey B. Rein	55	Senior Vice President and Chief Financial Officer since January 2008. Vice President and Controller from November 2005 to January 2008. Vice President and Controller of Old Loral from April 1996 to November 2005.
John Capogrossi	55	Vice President and Controller since January 2008. Executive Director, Financial Planning and Analysis, from October 2006 to January 2008. Assistant Controller from November 2005 to October 2006. Assistant Controller of Old Loral from January 2001 to November 2005.

The remaining information required under Item 10 will be presented in the Company’s 2009 definitive proxy statement which is incorporated herein by reference.

Item 11.	Executive Compensation

Information required under Item 11 will be presented in the Company’s 2009 definitive proxy statement which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12 will be presented in the Company’s 2009 definitive proxy statement which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required under Item 13 will be presented in the Company’s 2009 definitive proxy statement which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2009 definitive proxy statement which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 3, 2005(1)
2.2	Modification to Debtors’ Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated August 1, 2005(2)
2.3	Letter Agreement among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363213 Canada Inc. dated December 14, 2006(6)
2.4	Share Purchase Agreement among 4363213 Canada Inc., BCE Inc. and Telesat Canada dated December 16, 2006(6)
2.5	Letter Agreement among Loral Space & Communications Inc., Public Sector Pension Investment Board and BCE Inc. dated December 16, 2006(6)
2.6	Asset Transfer Agreement, dated as of August 7, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(9)
2.7	Amendment No. 1 to Asset Transfer Agreement, dated as of September 24, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(10)
2.8	Asset Purchase Agreement, dated as of August 7, 2007, by and among Loral Skynet Corporation, Skynet Satellite Corporation and Loral Space & Communications Inc.(9)
3.1	Amended and Restated Certificate of Incorporation of Loral Space & Communications Inc. dated December 23, 2008(20)
3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(20)
10.1	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, by and between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc.(8)
10.2	First Amendment and Waiver to Amended and Restated Credit Agreement dated as of May 22, 2008 between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc.(15)
10.3	Credit Agreement, dated as of October 16, 2008, among Space Systems/Loral, Inc., as Borrower, the several lenders from time to time party thereto, Bank of America, N.A., as Documentation Agent, ING Bank, N.V., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent(18)
10.4	Parent Guarantee Agreement, dated as of October 22, 2008, by Loral Space & Communications Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.(18)
10.5	Ancillary Agreement, dated as of August 7, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363230 Canada Inc.(9)
10.6	Adjustment Agreement, dated as of October 29, 2007, between Telesat Interco Inc. (formerly 4363213 Canada Inc.), BCE Inc. and Telesat Canada(11)
10.7	Omnibus Agreement, dated as of October 30, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, Red Isle Private Investments Inc. and Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(11)
10.8	Shareholders Agreement, dated as of October 31, 2007, between Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Space & Communications Holdings Corporation, Loral Holdings Corporation, Loral Skynet Corporation, John P. Cashman, Colin D. Watson, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat Canada and MHR Fund Management LLC(11)
10.9	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat Canada(11)
10.10	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat Canada, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(11)
10.11	Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat Canada, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(11)
10.12	Amended and Restated Registration Rights Agreement dated December 23, 2008 by and among Loral Space & Communications Inc. and the Persons Listed on the Signature Pages Thereof(20)

Exhibit
Number	Description

10.13	Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(12)
10.14	Beam Sharing Agreement, dated as of January 11, 2008, by and between Loral Space & Communications Inc. and ViaSat Inc.(13)
10.15	Option Agreement, dated as of January 11, 2008, by and between Loral Space & Communications Inc. and Telesat Canada(13)
10.16	Employment Agreement between Loral Space & Communications Inc. and Michael B. Targoff dated as of March 28, 2006 and amended and restated as of December 17, 2008† ‡
10.17	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(3) ‡
10.18	Officers’ and Directors’ Indemnification Agreement between Space Systems/Loral, Inc. and C. Patrick DeWitt dated November 21, 2005(3)‡
10.19	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008) (20) ‡
10.20	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of November 7, 2008)† ‡
10.21	Form of Amended and Restated Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan for Senior Management dated as of December 21, 2005 and amended and restated as of November 10, 2008† ‡
10.22	Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan between Loral Space & Communications Inc. and Michael B. Targoff dated March 28, 2006(4) ‡
10.23	Restricted Stock Unit Agreement dated March 5, 2009 between Loral Space & Communications Inc. and Michael B. Targoff(21)
10.24	Restricted Stock Unit Agreement dated March 5, 2009 between Loral Space & Communications Inc. and C. Patrick DeWitt(21)
10.25	Form of Director 2006 Restricted Stock Agreement(7) ‡
10.26	Form of Director 2007 Restricted Stock Agreement(7) ‡
10.27	Form of Director 2008 Restricted Stock Agreement† ‡
10.28	Form of Employee Restricted Stock Agreement(7) ‡
10.29	Amended and Restated Space Systems/Loral, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008) (20) ‡
10.30	Loral Savings Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008) (20) ‡
10.31	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and Restated as of December 17, 2008) (20) ‡
14.1	Code of Conduct, Revised as of June 11, 2008(16)
21.1	List of Subsidiaries of the Registrant†
23.1	Consent of Deloitte & Touche LLP†
23.2	Consent of Deloitte & Touche LLP†
23.3	Consent of Deloitte & Touche LLP†
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

Exhibit
Number	Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†
99.1	Credit Agreement, dated as of October 31, 2007, among Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat Holdings Inc. (formerly 4363205 Canada Inc.), 4363230 Canada Inc., Telesat LLC, certain subsidiaries of Telesat Holdings Inc., as guarantors, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley & Co. Incorporated, as collateral agent for the lenders, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, as issuing bank, and Citibank, N.A., Canadian Branch or any of its lending affiliates, as co-documentation agents, and Morgan Stanley & Co. Incorporated, UBS Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running managers(11)
99.2	Articles of Incorporation of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(11)
99.3	By-Law No. 1 of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(11)
99.4	Letter Agreement dated March 28, 2008 among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, Red Isle Private Investment Inc. and Telesat Holdings Inc.(14)
99.5	Memorandum Opinion dated September 19, 2008 of the Court of Chancery of the State of Delaware in In re Loral Space & Communications Inc. Consolidated Litigation and GPC XLI L.L.C., et al. v. Loral Space & Communications Inc., et al.(17)
99.6	Implementing Order of the Court of Chancery of the State of Delaware dated November 10, 2008(19)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2005.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed by the Company on June 26, 2006.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2006.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 2, 2007.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2007.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 27, 2007.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2008.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 31, 2008.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2008.

(16)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q filed on June 16, 2008.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 23, 2008.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 22, 2008.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 12, 2008.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2009.

†	Filed herewith.

‡	Management compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ MICHAEL B. TARGOFF
Michael B. Targoff
Vice Chairman of the Board,
Chief Executive Officer and President
Dated: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Vice Chairman of the Board, Chief Executive Officer and President	March 16, 2009

/s/ MARK H. RACHESKY, M.D. Mark H. Rachesky, M.D.	Director, Non-Executive Chairman of the Board	March 16, 2009

/s/ SAI S. DEVABHAKTUNI Sai S. Devabhaktuni	Director	March 16, 2009

/s/ HAL GOLDSTEIN Hal Goldstein	Director	March 16, 2009

/s/ JOHN D. HARKEY, JR. John D. Harkey, Jr.	Director	March 16, 2009

/s/ ARTHUR L. SIMON Arthur L. Simon	Director	March 16, 2009

/s/ JOHN P. STENBIT John P. Stenbit	Director	March 16, 2009

/s/ HARVEY B. REIN Harvey B. Rein	Senior Vice President and CFO (Principal Financial Officer)	March 16, 2009

/s/ JOHN CAPOGROSSI John Capogrossi	Vice President and Controller (Principal Accounting Officer)	March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Loral Space & Communications Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, as of January 1, 2007, the Company changed its method of accounting for uncertain tax positions to adopt the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109.

As discussed in Note 12 to the consolidated financial statements, as of December 31, 2006, the Company changed its method of accounting for pensions and other employee benefits to adopt the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

New York, New York
March 16, 2009

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$117,548	$314,694
Contracts-in-process	213,651	109,376
Inventories	109,755	96,968
Restricted cash	690	12,816
Other current assets	53,596	36,034

Total current assets	495,240	569,888
Property, plant and equipment, net	188,270	147,828
Long-term receivables	184,701	132,400
Investments in affiliates	72,642	566,196
Goodwill	—	227,058
Intangible assets, net	31,578	42,854
Other assets	23,436	16,715

Total assets	$995,867	$1,702,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,052	$69,205
Accrued employment costs	41,819	42,890
Customer advances and billings in excess of costs and profits	184,592	251,954
Income taxes payable	233	31,239
Accrued interest and preferred dividends	207	4,979
Other current liabilities	31,471	39,512

Total current liabilities	349,374	439,779
Borrowings under revolving credit facility	55,000	—
Pension and other postretirement liabilities	230,660	152,341
Long-term liabilities	151,176	137,261

Total liabilities	786,210	729,381
Commitments and contingencies Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2008	—	—
Series A-1 cumulative 7.5% convertible preferred stock, $0.01 par value; 2,200,000 shares authorized, 141,953 shares issued and outstanding at December 31, 2007	—	41,873
Series B-1 cumulative 7.5% convertible preferred stock, $0.01 par value; 2,000,000 shares authorized, 900,821 shares issued and outstanding at December 31, 2007	—	265,777
Common Stock:
Voting common stock, $.01 par value; 30,494,327 shares authorized, 20,286,992 and 20,292,746 shares issued and outstanding	203	203
Non-voting common stock, $0.1 par value; 9,505,673 shares authorized, issued and outstanding at December 31, 2008	95	—
Paid-in capital	1,007,011	663,127
Accumulated deficit	(750,922)	(33,939)
Accumulated other comprehensive (loss) income	(46,730)	36,517

Total shareholders’ equity	209,657	973,558

Total liabilities and shareholders’ equity	$995,867	$1,702,939

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues from satellite manufacturing	$869,398	$761,363	$636,632
Revenues from satellite services	—	121,091	160,701

Total revenues	869,398	882,454	797,333
Cost of satellite manufacturing	787,758	688,991	550,821
Cost of satellite services	—	86,213	98,614
Selling, general and administrative expenses	97,015	166,936	127,080
Gain on recovery from customer bankruptcy	(9,338)	—	—
Impairment of goodwill	187,940	—	—
Gain on contribution of Loral Skynet	—	(104,942)	—
Gain on litigation settlement	—	—	(9,000)

Operating (loss) income	(193,977)	45,256	29,818
Interest and investment income	11,857	39,279	31,526
Interest expense	(2,268)	(2,312)	(23,449)
Gain (loss) on foreign exchange contracts	—	89,364	(5,750)
Gain on litigation, net	38,823	—	—
Impairment of available for sale securities	(5,823)	—	—
Loss on extinguishment of debt	—	(16,155)	—
Other (expense) income	(135)	2,354	(2,028)

(Loss) income before income taxes, equity in net losses of affiliates and minority interest	(151,523)	157,786	30,117
Income tax provision	(45,744)	(83,457)	(20,880)

(Loss) income before equity in net losses of affiliates and minority interest	(197,267)	74,329	9,237
Equity in net losses of affiliates	(495,649)	(21,430)	(7,163)
Minority interest	—	(23,240)	(24,794)

Net (loss) income	(692,916)	29,659	$(22,720)
Preferred dividends	(24,067)	(19,379)	—
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock	—	(25,685)	—

Net loss applicable to common shareholders	$(716,983)	$(15,405)	$(22,720)

Basic and diluted loss per share:
Basic and diluted loss per share	$(35.13)	$(0.77)	$(1.14)

Weighted average shares outstanding:
Basic and diluted	20,407	20,087	20,000

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Series A-1		Series B-1								Accumulated
	Convertible		Convertible		Common Stock						Other
	Preferred Stock		Preferred Stock		Voting		Non-Voting			Accumulated	Comprehensive	Total
	Shares		Shares		Shares		Shares		Paid-In	Earnings	Income	Shareholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	(Deficit)	(Loss)	Equity

Balance, January 1, 2006					20,000	$200			$642,210	$(15,261)	$15	$627,164
Adjustment to initially apply SFAS 158, net of tax											29,951	29,951
Net loss										(22,720)
Other comprehensive income											10,109
Comprehensive loss												(12,611)
Stock based compensation									2,498			2,498

Balance, December 31, 2006					20,000	200			644,708	(37,981)	40,075	647,002
Cumulative effect related to adoption of FIN 48										(6,238)		(6,238)
Net income										29,659
Other comprehensive loss											(3,558)
Comprehensive income												26,101
Issuance of Series -1 preferred stock	137	$40,237	859	$253,013					(8,864)			284,386
Issuance of Series -1 preferred stock as payment for dividend	5	1,636	42	12,764								14,400
Exercise of stock options					108	1			1,920			1,921
Restricted shares surrendered to fund withholding taxes					(20)	—			(982)			(982)
Stock based compensation					205	2			26,345			26,347
Preferred stock dividends										(19,379)		(19,379)

Balance, December 31, 2007	142	41,873	901	265,777	20,293	203			663,127	(33,939)	36,517	973,558
Net loss										(692,916)
Other comprehensive loss											(83,247)
Comprehensive loss												(776,163)
Issuance of Series -1 preferred stock as payment for dividend	3	822	78	23,427								24,249
Restricted shares surrendered to fund withholding taxes					(18)				(338)			(338)
Stock based compensation					12				7,621			7,621
Series-1 preferred dividends	—	618	—	4,179								4,797
Cancellation and conversion of Series-1 preferred stock to non-voting common stock	(145)	(43,313)	(979)	(293,383)			9,506	95	336,601
Preferred stock dividends										(24,067)		(24,067)

Balance, December 31, 2008	—	$—	—	$—	20,287	$203	9,506	$95	$1,007,011	$(750,922)	$(46,730)	$209,657

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Net (loss) income	$(692,916)	$29,659	$(22,720)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash items	762,210	(35,971)	108,584
Changes in operating assets and liabilities:
Accounts receivable	—	64,828	(9,129)
Contracts-in-process	(216,354)	(60,884)	5,551
Inventories	(12,787)	(15,872)	(31,990)
Long-term receivables	13,947	(266)	(2,214)
Other current assets and other assets	3,393	6,369	7,964
Accounts payable	23,681	6,041	(12,812)
Accrued expenses and other current liabilities	(22,455)	15,866	17,756
Customer advances	(19,710)	(17,751)	50,634
Income taxes payable	(55,034)	28,719	391
Pension and other postretirement liabilities	(19,010)	8,663	(20,453)
Long-term liabilities	32,825	(2,282)	(3,725)
Other	—	4	165

Net cash (used in) provided by operating activities	(202,210)	27,123	88,002

Investing activities:
Capital expenditures	(64,559)	(95,761)	(82,157)
Decrease (increase) in restricted cash in escrow	18,637	(19,709)	(323)
Proceeds received for the contribution of Loral Skynet net of cash contributed	—	57,591	—
Proceeds received from disposition of orbital slot	—	—	5,742
Distribution from an equity investment	—	2,955	250
Proceeds from the sale of short-term investments and available-for-sale securities	162	468,571	7,098
Purchase of short-term investments	(500)	(350,895)	(106,588)
Investments in and advances to affiliates	(1,048)	(1,233)	—

Net cash (used in) provided by investing activities	(47,308)	61,519	(175,978)

Financing activities:
Borrowings under SS/L revolving credit facility	55,000	—	—
Debt issuance costs	(2,628)	—	—
Proceeds from term loan (Loral Skynet Notes refinancing facility)	—	141,050	—
Repayment of Loral Skynet Notes	—	(126,000)	—
10% redemption fee on extinguishment of Loral Skynet Notes	—	(12,600)	—
Preferred stock issuance costs	—	(8,864)	—
Proceeds from the sale of Series-1 preferred stock	—	293,250	—
Redemption of Loral Skynet Preferred Stock	—	(237,599)	—
Proceeds from the exercise of stock options	—	2,097	—
Cash dividends paid on Loral Skynet Preferred Stock	—	(11,824)	(1,278)

Net cash provided by (used in) financing activities	52,372	39,510	(1,278)

(Decrease) increase in cash and cash equivalents	(197,146)	128,152	(89,254)
Cash and cash equivalents — beginning of year	314,694	186,542	275,796

Cash and cash equivalents — end of year	$117,548	$314,694	$186,542

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

Loral Space & Communications Inc. (“Loral”), together with its subsidiaries, is a leading satellite communications company with substantial activities in satellite manufacturing and investments in satellite-based communications services. Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization, as modified (“the Plan of Reorganization”).

The terms “Loral,” the “Company,” “we,” “our” and “us” when used in these financial statements with respect to the period prior to the Effective Date, are references to Old Loral, and when used with respect to the period commencing on and after the Effective Date, are references to Loral. These references include the subsidiaries of Old Loral or Loral, as the case may be, unless otherwise indicated or the context otherwise requires.

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

On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdings Inc. (“Telesat Holdco”), a newly-formed joint venture, completed the acquisition of Telesat Canada from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco, the ultimate parent company of the resulting new entity (see Note 6). We use the equity method of accounting for our investment in Telesat Canada.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Basis of Presentation

The consolidated financial statements include the results of Loral and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated.

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

Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of our plant and equipment, and finite lived intangible assets, the fair value of indefinite lived intangible assets and goodwill, the fair value of stock based compensation, the realization of deferred tax assets, gains or losses on derivative instruments and our pension liabilities.

Cash and Cash Equivalents, Restricted Cash and Available for Sale Securities

As of December 31, 2008, the Company had $117.5 million of cash and cash equivalents, and $5.7 million of restricted cash ($0.7 million included in other current assets and $5.0 million included in other assets on our consolidated balance sheet). Cash and cash equivalents include liquid investments with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Investments in publicly traded common stock are classified as available for sale securities. Available for sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income (loss).

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates (see Note 6). Our cash and cash equivalents are maintained with high-credit-quality financial

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories

Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or fair value. Cost is determined using the first-in-first-out (FIFO) or average cost method. As of December 31, 2008 and 2007, inventory was reduced by an allowance for obsolescence of $27.2 million and $28.4 million, respectively.

Fair Value Measurements

All available for sale securities are measured at fair value based on quoted market prices at the end of the reporting period. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with U.S. GAAP and expand disclosures about fair value measurements. SFAS 157 establishes a fair value measurement hierarchy to price a particular asset or liability. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of SFAS 157 only for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis effective January 1, 2008. The Company’s financial assets measured at fair value on a recurring basis as of December 31, 2008 consist of marketable securities which were valued at $0.2 million and foreign exchange forward contracts valued at $14.6 million. The Company has no financial liabilities measured at fair value on a recurring basis as of December 31, 2008. The marketable securities are classified as Level 1 and the foreign exchange forward contracts are classified as Level 2 in the fair value measurement hierarchy under SFAS 157 as of December 31, 2008.

A Level 1 fair value represents a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

A Level 2 fair value represents a fair value which is derived from observable market data (i.e. benchmark yields, spot rates and other industry and economic events).

Level 1 — Loral’s marketable securities, which are included in other current assets, consisted entirely of an investment in the common stock of Globalstar Inc. (see Note 6). Loral’s investment in Globalstar Inc. is accounted for as an “available for sale” security under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Generally, unrealized gains and losses on this investment are recorded as a component of accumulated other comprehensive income (loss). For the year ended December 31, 2008, we recorded impairment charges of $5.8 million for other-than-temporary declines in the value of our investment in Globalstar Inc. common stock.

Level 2 — During 2008, Loral entered into a series of foreign exchange forward contracts, with maturities through 2011, designed to manage the risk of currency exchange rate fluctuations on cash receipts associated with a satellite manufacturing contract denominated in EUROs. These contracts have been designated as cash flow hedges

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and are tested quarterly for effectiveness. The effective portion of the gain or loss on a cash flow hedge is recorded as a component of accumulated other comprehensive income (loss) and the remaining gain or loss is included in income. The Company has elected to use the income approach to value the derivatives, using observable Level II market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming participants are motivated, but not compelled to transact. Level II inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (including interest rates and credit risk). As of December 31, 2008, the fair value of these contracts was $14.6 million, of which $8.9 million was included in other current assets and $5.7 million was included in other assets based upon the maturity dates of the forward contracts. During the year ended December 31, 2008, we recorded a reduction to revenue of $7 million and recorded an unrealized gain in accumulated other comprehensive income of $18.2 million related to these contracts.

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

Property, Plant and Equipment

As of October 1, 2005, we adopted fresh-start accounting and our property, plant and equipment were recorded at their fair values. Depreciation is provided on the straight-line method for satellites and related equipment over the estimated useful lives of the related assets. Depreciation is provided primarily on accelerated methods for other owned assets over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Below are the estimated useful lives of our property, plant and equipment as of December 31, 2008:

Years

Land improvements	20
Buildings and building improvements	10 to 45
Leasehold improvements	2 to 17
Equipment, furniture and fixtures	5 to 10

Costs incurred through October 30, 2007 in connection with the construction and successful deployment of Loral Skynet satellites and related equipment were capitalized. Such costs included direct contract costs, allocated indirect costs, launch costs, launch and in-orbit test insurance and construction period interest. Capitalized interest related to the construction of satellites for 2007 and 2006 was $8.4 million and $2.2 million, respectively. All capitalized satellite costs were amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites was determined by engineering analyses performed at the satellite’s in-service date. Satellite lives were reevaluated periodically based on updated engineering analyses. Losses from unsuccessful launches and in-orbit failures of our satellites, net of insurance proceeds (so long as such amounts were determinable and receipt was probable), were recorded in the period a loss occurred (see Valuation of Long-Lived Assets below). Satellite transponder rights, representing the contractual right to satellite transponder capacity for the economic life of a satellite, were accounted for as capital leases, included in fixed assets and depreciated over their estimated useful life. Depreciation of satellite transponder rights was included in cost of satellite services. On October 31, 2007, all Loral Skynet satellites and related equipment were contributed to Telesat Canada in connection with the Telesat Canada transaction (see Note 6).

Valuation of Long-Lived Assets

The carrying values of our satellites and long-lived assets are reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. We periodically evaluate potential

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities, as of October 1, 2005, the date we adopted fresh-start accounting. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized. Goodwill is subject to an annual impairment test, or if events and circumstances change and indicators of impairment are present, goodwill will be tested for impairment between annual tests. As a result of the decline of Loral’s stock price and the decline in comparable company values we performed an interim impairment test as of June 30, 2008 and updated our 2008 annual impairment test through November 30, 2008. This most recent impairment test resulted in the recording of an impairment charge in 2008 for the entire goodwill balance of $187.9 million (see Note 7). The Company’s estimate of the fair value of SS/L employed both a comparable public company analysis, which considered the valuation multiples of companies deemed comparable, in whole or in part, to the Company and a discounted cash flow analysis that calculated a present value of the projected future cash flows of SS/L. The Company considered both quantitative and qualitative factors in assessing the reasonableness of the underlying assumptions used in the valuation process. Testing goodwill for impairment requires significant subjective judgments by management.

Goodwill also had been reduced by the decreases to the valuation allowance as of October 1, 2005 and other tax adjustments (see Income Taxes, below) and the transfer in October 2007 of substantially all of the assets and related liabilities of Loral Skynet in connection with the Telesat Canada transaction. For the year ended December 31, 2008 we recorded a reduction to goodwill in the amount of $38.6 million related to the reduction of our income tax valuation allowance as of October 1, 2005.

Intangible assets consist primarily of backlog, internally developed software and technology and trade names all of which were recorded at fair value in connection with the adoption of fresh-start accounting. The fair values were calculated using several approaches that encompassed the use of excess earnings, relief from royalty and the build-up methods. The excess earnings, relief from royalty and build-up approaches are variations of the income approach. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets.

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

Other terrestrial communications equipment represents network elements (such as antennas and transmission equipment) necessary to enable communication between multiple terrestrial locations through a customer- selected satellite communications service provider. Revenue from equipment sales was recognized upon acceptance by the customer or upon delivery, if the equipment already met all of the criteria and specifications in the customer-specific acceptance provision, provided that a contract existed, the price was fixed or determinable and collectibility

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was reasonably assured. Revenues under arrangements that included both services and equipment elements were allocated based on the relative fair values of the elements of the arrangement; otherwise, revenue was recognized as services were provided over the life of the arrangement.

Research and Development

Independent research and development costs, which are expensed as incurred, were $34.6 million, $36.5 million and $20.5 million for 2008, 2007 and 2006, respectively, and are included in selling, general and administrative expenses in our statement of operations.

Derivative Instruments

We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended and interpreted, which among other things requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives that have been designated as cash flow hedging instruments are included in the “Unrealized gains on cash flow hedges” as a component of other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments is included in the consolidated statements of operations. Changes in fair value of derivatives that are not designated as hedging instruments will be included in the consolidated statements of operations (see Notes 6 and 13).

Minority Interest

On November 21, 2005, Loral Skynet issued one million of its two million authorized shares of Series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization.

Dividend expense on Loral Skynet Preferred Stock is reflected as minority interest on our consolidated statements of operations for the years ended December 31, 2007 and 2006. On November 5, 2007 all of the issued and outstanding shares of Loral Skynet Preferred Stock were redeemed in connection with the completion of the Telesat Canada transaction (See Note 10).

Stock-Based Compensation

We follow SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), for accounting for stock based compensation, for all stock options granted by us. Stock options granted to non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under SFAS 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. We use the Black-Scholes-Merton option-pricing model to measure fair value of these stock option awards. The Black-Scholes-Merton model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term.

Under SFAS 123(R), the Company is required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may impact the timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances. We emerged from bankruptcy on November 21, 2005, and as a result, we did not have sufficient stock price history upon which to base our volatility assumption for measuring our stock options. In determining the volatility used in our model, we considered the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility of the stock prices of selected companies in the satellite industry, the nature of those companies, our emergence from bankruptcy and other factors in determining our stock price volatility. We based our estimate of the average life of a stock option using the midpoint between the vesting and expiration dates as allowed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Our risk-free rate of return assumption for options was based on term-matching, nominal, monthly U.S. Treasury constant maturity rates as of the date of grant. We assumed no dividends during the expected term.

Deferred Compensation

Pursuant to the Plan of Reorganization we entered into deferred compensation arrangements for certain key employees that generally vest over four years and expire after seven years. The initial deferred compensation awards were calculated by multiplying $9.44 by the number of shares of common stock underlying the stock options granted to these key employees (see Note 10). We are accreting the liability through charges to expense over the vesting period. The value of the deferred compensation may increase or decrease depending on stock price performance within a defined range, until the occurrence of certain events, including the exercise of the related stock options and vesting will accelerate if there is a change of control as defined. During 2008, stock-based compensation was reduced by $4.6 million due to the decline in the Company’s share price. The deferred compensation cost charged to expense, net of estimated forfeitures, was $6.4 million and $3.3 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2008, no deferred compensation has been recognized because the share price of Loral was below $19 per share. If the share price of Loral were to exceed $19, we would recognize compensation expense up to a maximum of $6.7 million at a share price of $28.44. In connection with the Telesat Canada transaction which closed on October 31, 2007, deferred compensation cost of $2.6 million was charged to expense due to accelerated vesting from change in control provisions.

Income Taxes

Loral Space & Communications Inc. and its subsidiaries are subject to U.S. federal, state and local income taxation on their worldwide income and foreign taxation on certain income from sources outside the United States. Telesat Canada is subject to tax in Canada and other jurisdictions and Loral will provide in operating earnings any additional U.S. current or deferred tax required on distributions received or deemed distributions from Telesat Canada.

Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized. Under SOP 90-7, for periods prior to January 1, 2009 any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. Upon adoption of SFAS 141( R) on January 1, 2009, all future reversals of the valuation allowance balance as of October 1, 2005 will be recorded as a reduction to the income tax provision. (see Note 9).

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

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Non-cash operating items:
Gain on contribution of Loral Skynet	$—	$(104,942)	$—
Equity in net losses of affiliates	495,649	21,430	7,163
Satmex settlement	—	—	(18,605)
Minority interest	—	23,240	24,794
Deferred taxes	29,385	32,205	9,105
Depreciation and amortization	36,367	76,910	68,300
Stock based compensation	7,621	26,347	2,997
Impairment of cost basis investment	—	—	3,000
Provisions for inventory obsolescence	—	543	1,678
Warranty expense accruals (accrual reversals)	431	(18,879)	12,180
(Recoveries of) provisions for bad debts on billed receivables	700	(1,917)	356
Adjustment to revenue straightlining assessment	—	(204)	—
Write-off of construction in process	—	2,164	—
Loss on disposition of fixed assets	63	—	—
Loss on extinguishment of debt	—	16,155	—
Impairment of goodwill	187,940
Impairment of available for sale securities	5,823	—	—
Curtailment gain	—	(1,686)	—
Amortization of prior service credit and actuarial gains	(3,200)	(3,285)	—
Gain on disposition of an orbital slot	—	(3,600)	(1,149)
Amortization of fair value adjustments related to orbital incentives	(3,088)	—	—
Gain on disposition of available for sale securities	(162)	(11,088)	(7,098)
Unrealized loss on non-qualified pension plan assets	1,391	—	—
Non-cash net interest	(149)	—	113
Loss/(gain) on foreign currency transactions and contracts	3,439	(89,364)	5,750

Net non-cash operating items	$762,210	$(35,971)	$108,584

Non-cash investing activities:
Available for sale securities received in connection with the sale of Globalstar do Brazil	$6,000	$—	$—

Capital expenditures incurred not yet paid	$1,706	$—	$—

Investment in affiliate not yet paid	$1,048	$—	$—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006

Non-cash financing activities:
Issuance of Preferred stock by subsidiary as payment for dividend	$—	$23,343	$14,260

Issuance of Loral Series-1 Preferred Stock as payment for dividend	$24,248	$14,400	$—

Accrued dividends on Loral Series-1 Preferred Stock	$4,797	$4,979	$—

Issuance of non-voting common stock and cancellation of Loral Series-1 Preferred Stock	$336,696	$—	$—

Supplemental information:
Interest paid	$2,380	$24,891	$17,921

Taxes paid, net of refunds	$29,835	$5,292	$6,365

Cash paid for reorganization items:
Professional fees		$(160)	$(9,581)

Restructuring costs		$—	$(740)

Interest income		$—	$—

Vendor settlement		$—	$(432)

Recent Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) requires the acquirer to recognize an adjustment to income tax expense for changes in the valuation allowance for acquired deferred tax assets and FIN 48 liabilities. SFAS 141(R) is effective for the Company on January 1, 2009. As a result of the adoption of SFAS No. 141(R), any future reductions in our deferred tax valuation allowance and FIN 48 liabilities as of October 1, 2005 (our fresh start accounting date), will reduce income tax expense.

FSP FAS 142-3

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for the Company on January 1, 2009. The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial statements.

FSP FAS 157-3

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 amends SFAS 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP FAS 157-3 did not

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescribe any new disclosure requirements but it emphasizes SFAS 157’s requirements for an entity to disclose significant unobservable inputs (Level 3 inputs). FSP FAS 157-3 was effective upon issuance and did not have a material impact on our consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial statements.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends SFAS 133 and SFAS 107, Disclosure about Fair Value of Financial Instruments by requiring increased qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities but does not change SFAS 133’s scope or accounting. SFAS 161 is effective for the Company on January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial statements.

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Pan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS 132 Employers’ Disclosure about Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other retirement plan. FSP FAS 132(R)-1 is effective for the Company on January 1, 2009. The Company will provide the additional disclosures required by FSP FAS 132(R)-1 beginning in 2009.

EITF 08-6

In November 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”) which addresses certain effects of SFAS Nos. 141(R) and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective for transactions occurring after December 31, 2008. The Company does not expect this standard to have a material impact on our consolidated results of operations or financial condition.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and other comprehensive income (loss) are as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	December 31,
	2008	2007

Cumulative translation adjustment	$—	$498
Proportionate share of Telesat Holdco other comprehensive income	(4,065)	—
Reclassification of our proportionate share of Telesat Holdco other comprehensive income	4,065	—
Unrealized gain on foreign currency hedge	18,182	—
Unrealized gains on available-for-sale securities, net of taxes of $(2,108) and $(4,447) for 2008 and 2007, respectively	3,302	6,987
Reclassification adjustment for (losses) included in net income, net of taxes of $2,204 and $4,542 for 2008 and 2007, respectively	(3,186)	(6,546)
Net actuarial (losses) gains, net of taxes of $(26,123) and $(26,086) for 2008 and 2007, respectively	(57,288)	40,072
Amortization of actuarial gains and prior service credits	(5,246)	(2,000)
Reclassification due to contribution of Loral Skynet, net of taxes of $3,015 for 2008 and 2007	(2,494)	(2,494)

Total	$(46,730)	$36,517

	Other Comprehensive Income (Loss)
	Year Ended December 31,
	2008	2007	2006

Cumulative translation adjustment	$(498)	$211	$272
Proportionate share of Telesat Holdco other comprehensive income	(4,065)	—	—
Reclassification of our proportionate share of Telesat Holdco other comprehensive income	4,065	—	—
Unrealized gain on foreign currency hedge	18,182	—	—
Unrealized (losses) gains on available-for-sale securities, net of taxes of $2,339, $1,976 and $(6,423) for 2008,2007 and 2006, respectively	(3,685)	(2,850)	9,837
Reclassification adjustment for gains (losses) included in net income, net of taxes of $(2,338) and $4,542 for 2008 and 2007, respectively	3,360	(6,546)	—
Net actuarial (losses) gains, net of taxes of $(37) and $(6,532) for 2008 and 2007, respectively	(97,360)	10,121	—
Amortization of actuarial gains and prior service credits	(3,246)	(2,000)	—
Reclassification due to contribution of Loral Skynet, net of taxes of $3,015 for 2007	—	(2,494)	—
Adjustment to initially apply SFAS 158, net of taxes of $(19,554) for 2006	—	—	29,951

Total	$(83,247)	$(3,558)	$40,060

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Contracts-in-Process and Long-Term Receivables

Contracts-in-Process

Contracts-in-Process consists of (in thousands):

	December 31,
	2008	2007

U.S. government contracts:
Amounts billed	$2,218	$193
Unbilled receivables	2,448	1,166

	4,666	1,359

Commercial contracts:
Amounts billed	120,237	60,355
Unbilled receivables	88,748	47,662

	208,985	108,017

	$213,651	$109,376

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

Receivable balances related to satellite orbital incentive payments, billings deferred and the Telesat Canada consulting services fee (see Note 16) as of December 31, 2008 are scheduled to be received as follows (in thousands):

Long-Term
Receivables

2009	$2,728
2010	4,669
2011	16,746
2012	12,309
2013	12,757
Thereafter	138,220

187,429
Less, current portion included in contracts-in-process	(2,728)

Long-term receivables	$184,701

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of fresh-start accounting fair value adjustments relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and deferred revenue was $(1.8) million, $(4.7) million and $(18.2) million in 2008, 2007 and 2006, respectively.

5.	Property, Plant and Equipment

Property, Plant & Equipment consists of (in thousands):

	December 31,
	2008	2007

Land and land improvements	$26,913	$26,799
Buildings	59,038	49,917
Leasehold improvements	10,870	8,691
Equipment, furniture and fixtures	133,916	94,844
Satellite capacity under construction (see note 16)	10,478	—
Other construction in progress	21,863	18,552

	263,078	198,803
Accumulated depreciation and amortization	(74,808)	(50,975)

	$188,270	$147,828

Depreciation and amortization expense for property, plant and equipment was $23.8 million in 2008, $62.8 million in 2007 and $69.7 million in 2006.

In September 2006, Loral Skynet terminated a customer’s leasehold interests with respect to two transponders on Telstar 18 by exercising its option to accelerate the lease termination payment that would otherwise have been payable by Loral Skynet to the customer in August 2009. In connection with the early termination, Loral Skynet made a payment to the customer of $9.1 million. We recorded a charge to Satellite Services cost of sales of $1.0 million in connection with this transaction, which represents the difference between the payment made and the present value of our lease termination obligation for the two transponders at the date of the transaction. The remaining lease termination obligation was assumed by Telesat Canada in connection with the Telesat Canada transaction.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investments in Affiliates

Investments in affiliates consist of (in thousands):

	December 31,
	2008	2007

Telesat Holdings Inc.(1)	$—	$479,579
XTAR, LLC	70,547	86,617
Other	2,095	—

	$72,642	$566,196

(1)	As of December 31, 2008 our investment in Telesat Canada has been reduced to zero as a result of recording our interest in Telesat Canada’s losses. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

Equity in net losses of affiliates consists of (in thousands):

	Year Ended December 31,
	2008	2007	2006

Telesat Holdings Inc.	$(479,579)	$(1,792)	$—
XTAR, LLC	(16,070)	(10,585)	(7,413)
Globalstar, L.P. and Globalstar service provider partnerships	—	(9,053)	250

	$(495,649)	$(21,430)	$(7,163)

The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Year Ended December 31,
	2008	2007	2006

Revenues	$83,974	$21,968	$11,262
Elimination of Loral’s proportionate share of (profits) losses relating to affiliate transactions	(4,969)	1,935	412
Profits (losses) relating to affiliate transactions not eliminated	2,808	(1,082)	(324)

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

Contribution of Loral Skynet

In connection with the transactions contemplated under the Share Purchase Agreement, on August 7, 2007, we and Loral Skynet entered into an asset transfer agreement (the “Asset Transfer Agreement”) with Telesat Holdco, and an asset purchase agreement (the “Asset Purchase Agreement”) with a subsidiary of Telesat Canada. Pursuant to the Asset Transfer Agreement, we agreed, subject to certain exceptions, to transfer substantially all of Loral Skynet’s assets and related liabilities to Telesat Canada in return for an equity interest in Telesat Holdco. In

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, pursuant to the Asset Purchase Agreement, we agreed to transfer certain of Loral Skynet’s assets located in the U.S. and related liabilities to the Telesat Canada subsidiary in exchange for $25.5 million in marketable securities. On August 7, 2007, we, Loral Skynet, PSP, Telesat Holdco and a subsidiary of Telesat Holdco also entered into an Ancillary Agreement providing, among other things, for the settlement of payments by and among us, PSP and Telesat Holdco in connection with the Telesat Canada acquisition, the transactions contemplated under the Asset Transfer Agreement, and related transactions. As a result, we received true-up payments of $45.6 million from PSP in 2007 to bring the equity contributions into the required economic positions. As part of the Telesat Canada transaction, a final adjustment payment of approximately $9.2 million was made by Loral to PSP on April 4, 2008 and is included as a payable in our financial statements as of December 31, 2007.

The Telesat Canada transaction closed on October 31, 2007.

Summary balance sheet information for the assets and liabilities of Loral Skynet contributed to Telesat Canada on October 31, 2007 is as follows (in thousands):

Current assets	$25,360
Property, plant and equipment, net	443,776
Foreign currency contracts	83,614
Goodwill	42,246
Intangible assets, net	50,404
Other assets	3,183

Total assets	$648,583

Current liabilities	$181,045

Long-term liabilities	27,000

Total liabilities	$208,045

The following summarizes the gain on the contribution of substantially all of the Loral Skynet assets and related liabilities on October 31, 2007:

Consideration received for the contribution of Loral Skynet to Telesat Holdco:
Cash and marketable securities	$61,480
Fair value of equity in Telesat Holdco	670,562

Total consideration	732,042
Book value of contributed net assets of Loral Skynet	440,538

Consideration in excess of book value	$291,504

Gain recognized	$104,942

The consideration we received for the contribution of substantially all of the Loral Skynet assets and related liabilities was $291.5 million greater than the carrying value of those assets and liabilities. In accordance with EITF 01-2, Interpretations of APB Opinion No. 29, we recognized a gain of $104.9 million, representing the gain attributable to PSP’s economic interest in the contributed assets and liabilities of Loral Skynet through their 36% ownership interest in Telesat Canada. Loral has a significant continuing interest in Telesat Canada and could only recognize a gain to the extent of PSP’s economic interest in the contributed assets and liabilities of Loral Skynet. The amount recorded as our investment in Telesat Canada is based on our retained interest in the historical book value of the contributed assets and liabilities of Loral Skynet and the gain recognized.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the transfer of the assets of Loral Skynet’s fixed satellite services business pursuant to the Asset Transfer Agreement and Asset Purchase Agreement, Telesat Canada now operates a fleet of twelve in-orbit satellites. In addition, one satellite was launched in February 2009 and will enter service in the second quarter of 2009, while one satellite which is 100% leased is under construction at SS/L. Telesat Canada provides fixed satellite services (FSS) on a global basis, including video distribution and direct-to-home (DTH) video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.

The following table presents summary financial data for Telesat Canada in accordance with U.S. GAAP, as of December 31, 2008 and 2007 and for the year ended December 31, 2008 and the period October 31, 2007 to December 31, 2007, subsequent to the acquisition by Loral and PSP (in thousands):

		For the Period
		October 31,
	For the Year Ended	2007
	December 31,	to December 31,
	2008	2007

Statement of Operations Data:
Revenues	$685,187	$117,767
Operating expenses	(258,010)	(52,484)
Impairment of long-lived and intangible assets	(454,896)	—
Depreciation, amortization and stock-based compensation	(225,949)	(41,200)
Operating income	(253,668)	24,083
Interest expense	(231,062)	(41,375)
Other expense, net	(403,102)	(45,550)
Income tax benefit	139,872	61,520
Net loss	(747,960)	(1,322)

	December 31, 2008	December 31, 2007

Balance Sheet Data:
Current assets	$179,769	$143,656
Total assets	4,273,162	5,610,047
Current liabilities	171,423	229,540
Long-term debt, including current portion	2,901,620	2,828,017
Total liabilities	3,760,164	4,156,720
Redeemable preferred stock	116,044	143,138
Shareholders’ equity	396,954	1,310,189

Impairment of long-lived and intangible assets consists primarily of an impairment charge to reduce orbital slot assets to fair value. Other expense, net includes non-cash foreign exchange losses of $654.2 million and $121.4 million and non-cash gains on financial instruments of $254.7 million and $78.1 million in 2008 and 2007, respectively.

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

XTAR owns and operates an X-band satellite, XTAR-EUR, located at 29° E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases 7.2 72MHz X-band transponders on the Spainsat satellite located 30° W.L., owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, provide capacity to XTAR for additional X-band services and greater coverage and flexibility.

In January 2005, Hisdesat provided XTAR with a convertible loan in the amount of $10.8 million due 2011, for which Hisdesat received enhanced governance rights in XTAR. If Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders was $23.1 million in 2008, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. For 2008, XTAR agreed with Hisdesat that XTAR’s excess cash balance (as defined) would be applied towards making limited payments on these lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat Canada and Loral in respect of services provided by them to XTAR. XTAR is currently making payments in accordance with this agreement. During the first quarter of 2008, we also agreed with Hisdesat that interest on XTAR’s outstanding lease obligations to Hisdesat will be paid through the issuance of a class of non-voting membership interests in XTAR, which would enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. As of December 31, 2008, $4.2 million of lease interest has been converted into non-voting member interests in XTAR.

XTAR-EUR was launched on Arianespace, S.A.’s Ariane ECA launch vehicle in 2005. The price for this launch had two components — the first, consisting of a $15.8 million 10% interest paid-in-kind loan provided by Arianespace, was repaid in full by XTAR on July 6, 2007. The second component of the launch price consists of a revenue-based fee to be paid to Arianespace over XTAR-EUR’s 15 year in-orbit operations. This fee, also referred to as an incentive fee, equals 3.5% of XTAR’s annual operating revenues, subject to a maximum threshold (the “Incentive Cap”). On February 29, 2008, XTAR paid Arianespace $1.5 million representing the incentive fee through December 31, 2007. On January 27, 2009, Arianespace agreed to eliminate the incentive portion of the Launch Services Agreement in exchange for $8.0 million payable in three installments. The first payment of $4.0 million was made in February 2009. The second and third payments, each $2.0 million are due on April 15, 2009 and June 30, 2009. Upon the final payment on June 30, 2009, XTAR shall have satisfied in full all of its obligations under the Launch Services Agreement and the Launch Services Agreement shall then be terminated.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To enable XTAR to make these settlement payments to Arianespace, XTAR has issued a capital call to its LLC members. The capital call required Loral to increase its investment in XTAR by approximately $4.5 million in the first quarter of 2009, representing Loral’s 56% share of the $8 million capital call.

The following table presents summary financial data for XTAR as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 (in thousands):

Statement of Operations Data:

	Year Ended December 31,
	2008	2007	2006

Revenues	$20,405	$19,339	$15,334
Operating expenses	(34,500)	(24,015)	(14,262)
Depreciation and amortization	(9,650)	(9,747)	(9,681)
Operating loss	(23,751)	(14,423)	(8,633)
Net loss	(28,597)	(18,421)	(12,629)

	December 31,
	2008	2007

Balance Sheet Data:
Current assets	$9,107	$8,899
Total assets	115,437	124,898
Current liabilities	41,314	29,650
Total liabilities	79,386	64,440
Members’ equity	36,051	60,458

Satmex

In 1997, in connection with the privatization of Satelites Mexicanos, S.A. de C.V. (“Satmex”) by the Mexican Government, Loral acquired a 49% indirect economic interest in Satmex, which we accounted for using the equity method.

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

In connection with Satmex’s restructuring, and as a settlement of certain liabilities owed by Satmex to SS/L pursuant to the June 14, 2005 settlement agreement, we received on November 30, 2006, a usufructo to four transponders on Satmex 6. A usufructo is a property right under Mexican law which grants the holder a right to use the subject property. SS/L assigned its rights to the usufructo to Loral Skynet in consideration of a cash payment equal to the fair value of the four Satmex 6 transponders. As a result of the finalization of Satmex’s restructuring plan in the fourth quarter of 2006, we recorded satellite transponder rights of $20.0 million representing the fair value of the four Satmex 6 transponders, a $18.6 million reduction to cost of satellite manufacturing and deferred revenue of $1.4 million.

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

Other

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

On December 21, 2007, Loral and certain of its subsidiaries and DASA Globalstar LLC entered into an agreement to sell their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, to Globalstar Inc. Closing of the transaction occurred on March 25, 2008. Pursuant to the sale agreement, Loral received 883,393 shares of common stock of Globalstar Inc. in consideration for the sale of its interest. The shares have been registered under the Securities Act of 1933 and may be sold by Loral without restriction. In addition, Loral agreed to indemnify Globalstar Inc. for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Loral has agreed that proceeds from the sale of the Globalstar Inc. stock received in the transaction will be kept in a segregated account and may be used only for payment of the indemnified liabilities. As a result of the sale and taking into account our estimate of the indemnified liabilities, we recorded a loss of $11.3 million during the year ended December 31, 2007. As of December 31, 2008, remaining indemnified liabilities of $8.8 million are included in current liabilities and $1.4 million are included in long-term liabilities in the consolidated balance sheet.

As of December 31, 2008, we owned 984,173 shares of Globalstar Inc. common stock, which are accounted for as available-for-sale securities, with a fair value of $0.2 million. During 2008, management determined that there has been an other-than-temporary impairment in the fair value of the Globalstar Inc. stock obtained in the sale of GdB. Accordingly, in accordance with SFAS 115, impairment charges of $5.8 million were included in our consolidated statements of operations for the year ended December 31, 2008. Unrealized gains on other Globalstar shares were $0.1 million, net of taxes for the year ended December 31, 2008.

7.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities, as of October 1, 2005, the date we adopted fresh-start accounting. Pursuant to the provisions of SFAS No. 142, goodwill is not amortized. Goodwill is subject to an annual impairment test, or if events and circumstances change and indicators of impairment are present, goodwill will be tested for impairment between annual tests. As a result of the decline of Loral’s stock price and the decline in comparable company values, we performed an interim impairment test as of June 30, 2008 and updated our annual impairment test through November 30, 2008. This most recent impairment test resulted in the recording of an impairment charge in 2008 for the entire goodwill balance of $187.9 million. The Company’s estimate of the fair value of SS/L employed both a comparable public company analysis, which considered the valuation multiples of companies deemed comparable, in whole or in part, to the Company and a discounted cash flow analysis that calculated a present value of the projected future cash flows of SS/L. The Company considered both quantitative and qualitative factors in assessing the reasonableness of the underlying assumptions used in the valuation process. Testing goodwill for impairment requires significant subjective judgments by management.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the carrying amount of goodwill for the period December 31, 2006 to December 31, 2008 (in thousands):

Goodwill — January 1, 2007	$305,691
Cumulative effect of adopting FIN 48	7,542
Settlement of FIN 48 liabilities	(2,000)
Reversal of excess valuation allowance on deferred tax assets	(35,088)
Reversal of Old Loral deferred state tax liabilities	(6,840)
Contribution of Loral Skynet to Telesat Canada	(42,247)

Goodwill — December 31, 2007	227,058
Reversal of FIN 48 liabilities for statute expiration	(531)
Reversal of excess valuation allowance on deferred tax assets	(38,587)
Goodwill impairment charge	(187,940)

Goodwill — December 31, 2008	$—

Intangible Assets

Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of (in thousands):

	Weighted Average
	Remaining	December 31, 2008		December 31, 2007
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	3	$59,027	$(35,154)	$59,027	$(24,338)
Trade names	17	9,200	(1,495)	9,200	(1,035)

Total		$68,227	$(36,649)	$68,227	$(25,373)

Total amortization expense for intangible assets was $11.3 million, $18.5 million and $21.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Annual amortization expense for intangible assets for the five years ended December 31, 2013 is estimated to be as follows (in thousands):

2009	$11,276
2010	9,192
2011	2,931
2012	2,315
2013	460

8.	Debt Obligations

Long-term debt consists of (in thousands):

	December 31,
	2008	2007

Space Systems/Loral, Inc Revolving Credit Facility	$55,000	$—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SS/L Credit Agreement

On October 16, 2008, SS/L entered into a Credit Agreement (the “Credit Agreement”) with several banks and other financial institutions. The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Revolving Facility”). The Revolving Facility includes a $50.0 million letter of credit sublimit. The Credit Agreement is for a term of three years, maturing on October 16, 2011 (the “Maturity Date”).

The Credit Agreement also includes a feature that will allow SS/L, on a one-time basis, to increase the available commitment by $25.0 million, subject to securing additional commitments from the current lenders or other lending institutions. In addition, the Credit Agreement contains customary conditions precedent to each borrowing, including absence of defaults and accuracy of representations and warranties. The Revolving Facility is available to finance the working capital needs and general corporate purposes of SS/L.

The obligations under the Credit Agreement are secured by (i) a first mortgage on certain real property owned by SS/L, (ii) a first priority security interest in certain tangible and intangible assets of SS/L and certain of its subsidiaries and (iii) a pledge of all issued and outstanding common stock of SS/L and certain of its subsidiaries. As part of the transaction, Loral entered into an agreement (the “Parent Guarantee”) guaranteeing loans under the Credit Agreement and SS/L’s other monetary obligations thereunder. The Parent Guarantee contains a covenant that limits the amount of dividends or other distributions to our stockholders that can be made by Loral from the disposition of any capital stock of Telesat Holdings to the greater of (i) 66 2/3% of the proceeds and (ii) the amount by which the proceeds exceed $200 million.

At SS/L’s election, outstanding indebtedness under the Revolving Facility bears interest at an annual rate equal to either: (a) 2.75% plus the greater of (1) the Prime Rate then in effect and (2) the Federal Funds Rate then in effect plus 0.5% (the “ABR Rate”) or (b) the Eurodollar Rate plus 3.75%. Interest on an ABR loan is paid quarterly and interest on a Eurodollar loan is paid either on the last day of the interest period or quarterly, whichever is shorter. In addition, the Credit Agreement requires the Company to pay certain customary fees, costs and expenses of the lenders.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, SS/L had outstanding borrowings of $55.0 million under the revolving credit facility and had $4.9 million in outstanding letters of credit under the $50.0 million letter of credit sublimit. The interest rate on the revolver borrowings at December 31, 2008 was 4.2575%. Interest expense related to the Credit Agreement was $0.3 million for the year ended December 31, 2008.

The Company incurred debt issuance costs of $2.6 million, which have been recorded on the accompanying consolidated balance sheet. Such amount is being amortized over the life of the revolving credit facility and is reflected as a component of interest expense on the accompanying consolidated statements of operations. Amortization of issuance costs for the year ended December 31, 2008 was $0.2 million.

SS/L Letter of Credit Facility

On November 30, 2007, SS/L entered into a second amendment to its amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the $15.0 million facility to December 31, 2008. This facility was terminated on October 16, 2008 with the closing of the SS/L Credit Agreement. Letters of credit outstanding under this facility at that time were transferred to the Credit Agreement.

Loan Payable Valley National Bank

On September 4, 2007, Loral Skynet entered into a Loan and Security Agreement (the “Loan Agreement”) with Valley National Bank (“Valley National”). The purpose of the Loan Agreement was to make available to Loral Skynet a loan (the “Loan”) to fund the redemption (the “Note Redemption”) of Loral Skynet’s 14% Senior Secured Cash/PIK Notes due 2015. Pursuant to the Loan Agreement, Valley National made the Loan in a single advance of $141.1 million, which Loral Skynet used to fund the Note Redemption on September 5, 2007.

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

Loral Skynet Notes

On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126.0 million principal amount of 14% Senior Secured Cash/PIK Notes due 2015 under an Indenture, dated as of November 21, 2005 (the “Indenture”), which notes were guaranteed on a senior secured basis by our subsidiary Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries. On September 5, 2007 Loral Skynet paid $141.1 million in the aggregate to redeem the notes at a redemption price of 110% including accrued and unpaid interest from July 15, 2007 of $2.5 million.

Interest expense related to these notes was $12.1 million and $17.8 million for the years ended December 31, 2007 and 2006, respectively. In addition to the $2.5 million of cash interest paid on the redemption of the notes discussed above, Loral Skynet made cash interest payments of $8.8 million on the Loral Skynet Notes on each of January 15 and July 16, 2007.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the redemption of the Loral Skynet Notes, we incurred a loss on the early extinguishment of debt of $16.2 million, which is comprised of the redemption premium of $12.6 million and a $3.6 million write-off of deferred financing costs.

Litigation with respect to the redemption of the Loral Skynet Notes brought by certain holders of Loral Skynet Notes has been decided in favor of the Company.

9.	Income Taxes

The provision for income taxes on the (loss) income before income taxes, equity in net losses of affiliates and minority interest consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current:
U.S. Federal	$(21,213)	$31,142	$4,018
State and local	37,572	19,712	2,467
Foreign	—	398	5,290

Total current	$16,359	$51,252	$11,775

Deferred:
U.S. Federal	(137,102)	47,209	7,342
State and local	(36,023)	(31,291)	1,763
Valuation allowance	202,510	16,287	—

Total deferred	29,385	32,205	9,105

Total income tax provision	$45,744	$83,457	$20,880

Our income tax provision can be summarized as follows: (i) for 2008, we recorded a current tax provision of $16.3 million, which included a provision of $41.6 million to increase our liability for uncertain tax positions and a current tax benefit of $25.4 million derived from tax strategies and a deferred tax provision of $29.4 million, resulting in a total provision of $45.7 million on a pre-tax loss of $151.5 million; (ii) for 2007, we recorded a current tax provision of $51.3 million, including a provision of $17.1 million to increase our liability for uncertain tax positions, and a deferred tax provision of $32.2 million, resulting in a total provision of $83.5 million on pre-tax income of $157.8 million; and (iii) for 2006, we recorded a current tax provision of $11.8 million and a deferred tax provision of $9.1 million, resulting in a total provision of $20.9 million on pre-tax income of $30.1 million.

For the year ended December 31, 2008, we continued to maintain the 100% valuation allowance that had been established at December 31, 2002 against our net deferred tax assets, with the exception of our $12.5 million deferred tax asset relating to AMT credit carryforwards.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of our FIN 48 provision for uncertain tax positions included in the current provision were (in thousands):

	Year Ended December 31,
	2008	2007

Unrecognized tax benefits	$25,962	$12,652
Interest expense	6,169	4,186
Interest income	—	(41)
Penalties	9,427	303

Total	$41,558	$17,100

For 2008, the deferred income tax provision of $29.4 million related primarily to (i) a provision of $38.6 million recorded as a result of having utilized deferred tax benefits from Old Loral to reduce our tax liability derived from tax strategies (where the excess valuation allowance was recorded as a reduction to goodwill offset by (ii) a benefit of $9.2 million for the increase to our deferred tax asset for federal and state AMT credits.

For 2007, the deferred income tax provision of $32.2 million related primarily to (i) a provision of $35.1 million on current year income to the extent the taxes imposed on such income were reduced by deferred tax benefits from Old Loral (where the excess valuation allowance was recorded as a reduction to goodwill), (ii) a provision of $2.2 million for the decrease to our deferred tax asset for federal and state AMT credits (which excludes an increase to AMT credits of $2.2 million upon adoption of FIN 48), (iii) an additional valuation allowance of $3.0 million required against a net deferred tax asset created when we reduced the deferred tax credits in accumulated other comprehensive income by $3.0 million, offset by (iv) a benefit of $9.0 million relating to current activity.

For 2006, the deferred income tax provision of $9.1 million related to (i) a provision of $10.4 million on current year income to the extent the taxes imposed on such income were reduced by deferred tax benefits from Old Loral (where the valuation allowance was recorded as a reduction to goodwill) (ii) offset by a benefit of $1.3 million for the increase to our deferred tax asset for additional federal and state AMT credits.

The provision for income taxes presented above excludes the following items for 2007 and 2006: (i) a deferred tax benefit of $6.3 million related to the initial adoption of FIN 48, effective January 1, 2007, which was adjusted by $4.1 million during 2007 for a change to our FIN 48 liability, resulting in a $2.2 million increase to our AMT credits upon adoption of FIN 48; (ii) a deferred tax benefit of $6.5 million and a deferred tax provision of $6.4 million for the years ended December 31, 2007 and 2006, respectively, related to the unrealized gain on available-for-sale securities recorded in accumulated other comprehensive income; (iii) a deferred tax provision of $3.5 million and $19.6 million for the years ended December 31, 2007 and 2006, respectively, related to pension actuarial gains and prior service credits and the initial adoption of SFAS 158 recorded in accumulated other comprehensive income; and (iv) a deferred tax benefit of $6.8 million related to the reversal of Old Loral deferred state tax liabilities recorded as a reduction to goodwill for the year ended December 31, 2007. There were no items excluded for 2008.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes on the (loss) income before income taxes, equity in net losses of affiliates and minority interest differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

	Year Ended December 31,
	2008	2007	2006

Tax provision( benefit) at U.S. Statutory Rate of 35%	$(53,033)	$55,225	$10,541
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	1,496	(5,101)	2,749
Additional tax imposed on foreign source income	21	94	3,438
Equity in net losses of affiliates	(173,477)	(7,162)	(2,585)
Impairment of goodwill	65,779	—	—
Losses in litigation	6,815	—	—
Tax gain on transfer of Loral Skynet assets to Telesat Canada	—	16,419	—
Provision for unrecognized tax benefits	(5,811)	8,370	—
Nondeductible expenses	1,501	2,682	3,065
Change in valuation allowance	202,510	16,287	—
Other, net	(57)	(3,357)	3,672

Total income tax provision	$45,744	$83,457	$20,880

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

In 2008, we recognized additional charges of $6.8 million and $9.4 million for the payment of tax-related interest and penalties, respectively. During 2008, the statute of limitations for assessment of additional tax expired with regard to our federal income tax return filed for 2004, resulting in the reversal of $0.7 million and $0.4 million for accrued interest and penalties, respectively. At December 31, 2008, we have accrued $14.4 million and $21.5 million for the payment of tax-related interest and penalties, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2008	2007

Balance at January 1	$59,903	$42,484
Increases related to prior year tax positions	5,312	157
Decreases related to prior year tax positions	(1,225)	(342)
Decrease as a result of statute expirations	(1,832)	—
Decrease as a result of tax settlements	—	(1,508)
Increases related to current year tax positions	46,434	21,707
Decrease for indemnified liabilities transferred to Telesat Canada and recorded in other long term liabilities	—	(2,595)

Balance at December 31	$108,592	$59,903

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2004. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our state income tax returns filed for 2004 and federal and state income tax returns filed for 2005, potentially resulting in a $3.2 million reduction to our unrecognized tax benefits.

The liability for uncertain tax positions (“FIN 48 Liability”) is included in long-term liabilities in the consolidated balance sheets. For 2008, we increased our FIN 48 Liability for uncertain tax positions from $68.0 million to $109.0 million. The net increase of $41.0 million related to (i) an increase of $27.7 million to our current provision for tax positions derived from tax strategies adopted in 2008, (ii) an increase of $16.2 million to our current provision for potential additional interest and penalties, offset by (iii) a decrease of $2.9 million from the reversal of FIN 48 liabilities due to the expiration of the statute of limitations for the assessment of additional federal tax for 2004, of which $0.5 million was recorded as a reduction to goodwill, $0.6 million was treated as current income tax benefit and $1.8 million reduced our deferred tax assets.

For 2007, we increased our FIN 48 Liability for uncertain tax positions from $61.1 million to $68.0 million. The net increase of $6.9 million related to (i) current year provisions of $17.5 million for tax positions and potential additional interest and penalties, offset by (ii) the settlement of liabilities with certain tax authorities totaling $2.4 million, of which $2.0 million was recorded as a reduction to goodwill and $0.4 million was treated as a current income tax benefit, (iii) a reduction of $4.1 million to the deferred tax asset established at adoption, and (iv) the transfer of $4.1 million of uncertain tax positions to Telesat Canada in the Telesat Canada transaction offset by a contractual indemnification.

Prior to adopting FIN 48, our policy was to establish tax contingency liabilities for potential audit issues. The tax contingency liabilities were based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits. At December 31, 2006, we had $42.6 million of tax contingency liabilities included in long-term liabilities. During 2006, we had increased the tax contingency liabilities by $5.0 million through the current income tax provision, settled $0.4 million with payment and reversed $4.2 million of the opening balance as of October 1, 2005 to goodwill for issues where the statute of limitations on assessment of tax had expired during 2006.

After the adoption of SFAS 141 (R) on January 1, 2009, if our positions are sustained by the taxing authorities, approximately $108.2 million of the FIN 48 Liability will reduce the Company’s income tax provision

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $0.8 million will reduce deferred tax assets. Other than as described above, there were no significant changes to our unrecognized tax benefits during the twelve months ended December 31, 2008, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

In connection with the Telesat Canada transaction, Loral provided a contractual indemnification to Telesat Canada for Loral Skynet tax liabilities, offset by tax deposits, relating to periods preceding 2007. The unrecognized tax benefits related to the Loral Skynet subsidiaries were transferred to Telesat Canada subject to the tax indemnification provided by Loral. Loral’s net indemnified liability at December 31, 2008 is not material.

At December 31, 2008, we had federal NOL and capital loss carryforwards of approximately $525 million and state carryforwards of various amounts representing deferred tax assets of approximately $169.5 million and $15.5 million for federal and state, respectively, (before reduction for the valuation allowance) and federal research credits of $2.0 million, which expire from 2022 to 2028, as well as AMT credit carryforwards of approximately $12.5 million that may be carried forward indefinitely.

The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code. Accordingly, use of our tax attributes, such as NOLs and tax credits generated prior to the ownership change, are subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. Our annual limitation was increased significantly during 2006, 2007 and 2008 for the additional benefit from the recognition of our “net unrealized built-in gains,” (i.e., the excess of fair market value over tax basis for our assets) as of the Effective Date.

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

As of December 31, 2008, we had valuation allowances totaling $487.8 million, which included a balance of $185.9 million relating to Old Loral periods preceding our adoption of fresh-start accounting on October 1, 2005.

We will continue to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. In the future, if we were to determine that we will be able to realize all or a part of the benefit from our deferred tax assets, under SFAS 141 (R) any reduction to the valuation allowance balance at October 1, 2005 will be recorded as a reduction to the income tax provision.

During 2008, our valuation allowance increased by $246.5 million. The net change consisted primarily of (i) an increase of $202.5 million charged to continuing operations, (ii) a decrease of $38.6 million relating to the reversal of an excess valuation allowance recorded as a reduction to goodwill, (iii) an increase of $35.6 million charged to accumulated other comprehensive income and (iv) an increase of $47.0 million offset by a corresponding increase to the deferred tax asset.

During 2007 our valuation allowance decreased by $63.7 million. The net change consisted primarily of (i) a decrease of $35.1 million relating to the reversal of an excess valuation allowance recorded as a reduction to goodwill, (ii) a decrease of $45.2 million offset by a corresponding decrease to the deferred tax asset, (iii) an increase of $0.3 million as part of the cumulative effect of adopting FIN 48, and (iv) an increase of $16.3 million charged to continuing operations.

During 2006, our valuation allowance decreased by $32.4 million to a balance of $304.9 million. The net change consisted primarily of a decrease of $36.4 million relating to an excess valuation allowance, the reversal of which was recorded as a reduction to goodwill and an increase of $4.0 million to provide an additional valuation allowance against Old Loral deferred tax assets recorded to goodwill.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Postretirement benefits other than pensions	$28,321	$31,591
Inventoried costs	19,456	17,943
Net operating loss and tax credit carryforwards	199,460	205,209
Compensation and benefits	20,663	22,802
Deferred research & development costs	14,126	18,948
Income recognition on long-term contracts	13,382	26,707
Investments in and advances to affiliates	138,524	—
Other, net	7,370	7,086
Federal benefit of uncertain tax positions	21,431	3,610
Pension costs	69,772	35,612

Total deferred tax assets before valuation allowance	532,505	369,508
Less valuation allowance	(487,762)	(241,228)

Net deferred tax asset	44,743	128,280

Deferred tax liabilities:
Property, plant and equipment	(18,637)	(18,653)
Intangible assets	(13,582)	(18,569)
Investments in and advances to affiliates	—	(87,704)

Total deferred tax liability	(32,219)	(124,926)

Net deferred tax asset	$12,524	$3,354

At December 31, 2008 the Company had $4.0 million of net current deferred tax assets included in other current assets and $8.5 million of net non-current deferred tax assets included in other assets. At December 31, 2007 the Company had $17.5 million of net current deferred tax assets included in other current assets and $14.1 million of net non-current deferred tax liabilities included in long-term liabilities.

10.	Shareholders’ Equity and Minority Interest

Common Stock

In accordance with the Plan of Reorganization, Loral issued 20 million shares of voting common stock, par value $0.01 per share (the “Voting Common Stock”), which shares were distributed in accordance with the Plan of Reorganization.

On November 10, 2008, the Court of Chancery of the State of Delaware (the “Court”) issued an Implementing Order (the “Implementing Order”) in the In re: Loral Space & Communications Consolidated Litigation. The Implementing Order provided that it would become effective upon entry of a further order of the Court resolving plaintiffs’ attorneys’ applications for attorneys’ fees and expenses (the “Attorneys’ Fees Application”). On December 22, 2008, the Court entered an order (the “Attorneys’ Fees Order”) resolving the Attorneys’ Fees Application and, therefore, the Implementing Order became effective on that date.

Pursuant to the Implementing Order, the Securities Purchase Agreement by and between Loral and MHR Fund Management LLC (together with its affiliates, “MHR”), as amended and restated on February 27, 2007 (the “SPA”), was reformed to provide for MHR to have purchased 9,505,673 shares of Loral Non-Voting Common

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock, which are in all respects identical to and treated equally with shares of Loral Voting Common Stock except for the absence of voting rights (other than as provided in the New Charter (defined below) or as provided by law), in exchange for the net payment of $293.3 million made by MHR to Loral on February 27, 2007 in connection with the SPA. Pursuant to the Implementing Order, all other terms of the SPA are of no further force or effect.

Pursuant to the Implementing Order, on December 23, 2008, Loral and MHR entered into an Amended and Restated Registration Rights Agreement, (the “New Registration Rights Agreement”). The New Registration Rights Agreement provides for registration rights for the shares of Non-Voting Common Stock, in addition and substantially similar to, the registration rights provided for the shares of Common Stock held by MHR. In addition, in the New Registration Rights Agreement, Loral has agreed, subject to certain exceptions, to file on or before June 1, 2009 a shelf registration statement covering shares of Common Stock and Non-Voting Common Stock held by MHR.

Pursuant to the Implementing Order, on December 23, 2008, Loral filed an Amended and Restated Certificate of Incorporation (the “New Charter”). The New Charter has been accepted by the Secretary of State of Delaware and is the operative certificate of incorporation of Loral.

The New Charter is substantially the same as the Restated Certificate of Incorporation of Loral previously in effect, except that the New Charter provides that the total authorized capital stock of the Company is fifty million (50,000,000) shares consisting of two classes: (i) forty million (40,000,000) shares of Common Stock, $0.01 par value per share divided into two series, of which 30,494,327 shares are Voting Common Stock and 9,505,673 shares are Non-Voting Common Stock, and (ii) ten million (10,000,000) shares of Preferred Stock, $0.01 par value per share. The New Charter further provides that each share of Voting Common Stock and each share of Non-Voting Common Stock shall be identical and treated equally in all respects, except that the Non-Voting Common Stock shall not have voting rights except for certain situations as noted in the New Charter and as otherwise provided by law. The New Charter provides for, among other things, the equal treatment of the Non-Voting Common Stock with the Voting Common Stock, shall not be amended, altered or repealed without the affirmative vote of holders of a majority of the outstanding shares of the Non-Voting Common Stock, voting as a separate class.

As a result of the cancellation of the Loral Series-1 Preferred Stock and the issuance of the Non-Voting Common Stock on December 23, 2008, shareholders’ equity in our consolidated balance sheet has been adjusted to include the Non-Voting Common Stock at its fair value on December 23, 2008 and remove the Loral Series-1 Preferred Stock balances. Fair value was determined based on the closing market price per share of Loral common stock on December 23, 2008. The difference between the fair value of the 9,505,673 shares of Non-Voting Common Stock and the carrying value of the Loral Series-1 Preferred Stock including accrued dividends thereon has been reflected as an increase to paid-in capital.

In addition, the Certificates of Designation of the Series A Preferred Stock and Series B Preferred Stock were eliminated and are of no further force and effect.

Also, pursuant to the Implementing Order, upon effectiveness of the Implementing Order, the Amended and Restated Bylaws of Loral dated February 27, 2007 (the “Old Bylaws”) were rescinded and are of no further force and effect, and the operative bylaws of Loral are the Amended and Restated Bylaws of Loral dated December 23, 2008 (the “New Bylaws”). The New Bylaws are substantially the same as the Old Bylaws previously in effect, except that the provision authorizing holders of record of Series A Preferred Stock and Series B Preferred Stock to request that a special meeting of stockholders be convened to exercise certain voting rights that such holders had has been removed.

In connection with a stipulation entered into with certain directors and officers of Old Loral, certain claims aggregating $30 million may result in the distribution of our Common Stock in addition to the 20 million shares distributed under the Plan of Reorganization (see Note 14).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

On February 27, 2007 (the “Issuance Date”), Loral completed a $300.0 million preferred stock financing pursuant to the SPA, under which Loral sold 136,526 shares of its Series A-1 cumulative 7.5% convertible preferred stock (the “Series A-1 Preferred Stock”) and 858,486 shares of its Series B-1 cumulative 7.5% convertible preferred stock (the “Series B-1 Preferred Stock” and, together with the Series A-1 Preferred Stock, the “Loral Series-1 Preferred Stock”) at a purchase price of $301.504 per share to various funds affiliated with MHR (the “MHR Funds”).

Prior to the conversion of the Loral Series-1 Preferred Stock to Non-Voting Common Stock, the Loral Series-1 Preferred Stock had, among others, the following terms:

Each share of the Series A-1 Preferred Stock was convertible, at the option of the holder, into ten shares of Loral common stock at a conversion price of $30.1504 per share. The conversion price reflected a premium of 12% to the closing price of Loral’s common stock on October 16, 2006. The conversion price was subject to customary adjustments. Dividends on the Loral Series-1 Preferred Stock were paid in kind (i.e., in additional shares of Loral Series-1 Preferred Stock).

The Company paid dividends of $24.2 million through the issuance of 2,725 shares and 77,698 shares of Series A-1 and Series B-1 Preferred Stock, respectively, during the year ended December 31, 2008. During the year ended December 31, 2007, the Company paid dividends of $14.4 million through the issuance of 5,427 shares of Series A-1 Preferred Stock and 42,335 shares of Series B-1 Preferred Stock. Accrued dividends at the date of conversion of the Loral Series-1 Preferred Stock were $4.8 million.

The price of Loral’s common stock on October 16, 2006, the day before we signed the SPA, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair value of the common stock on the date the financing closed, as compared to the conversion price, the Company was required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its net loss applicable to common shareholders for the year ended December 31, 2007. This beneficial conversion feature was recorded as an increase to net loss applicable to common shareholders and resulted in a reduction of both basic and diluted loss per share. For the year ended December 31, 2007, we recorded an increase to net loss applicable to common shareholders of $25.7 million. Due to the fact that the fair value of Loral’s common stock on the ending date of all four quarters of 2008 was less than the conversion price, we did not record any beneficial conversion feature for the year ended December 31, 2008.

Loral incurred issuance costs of $8.9 million in connection with this preferred stock financing. In addition, Loral paid MHR a placement fee of $6.8 million upon closing of the financing.

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

Dividend expense of $23.2 million and $24.8 million for the years ended December 31, 2007 and 2006, respectively, related to the Loral Skynet Preferred Stock and is reflected as minority interest on our consolidated statements of operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends paid on Loral Skynet Preferred Stock are as follows (in thousands, except share data):

		Cash	PIK Dividends		Total
Payment Date	Dividend Period	Dividends	Shares	Amount	Dividends

November 5, 2007	7/14/07 to 11/05/07	$8,790	—	$—	$8,790
July 13, 2007	1/14/07 to 7/13/07	1,260	61,282	12,260	13,520
January 12, 2007	7/14/06 to 1/13/07	1,770	55,434	11,090	12,860
July 14, 2006	11/21/05 to 7/13/06	1,270	71,281	14,260	15,530

On November 5, 2007, in connection with the completion of the Telesat Canada transaction, all issued and outstanding shares of Loral Skynet Preferred Stock were redeemed.

Stock Plans

On November 21, 2005, the Loral 2005 stock incentive plan (the “Stock Incentive Plan”) became effective pursuant to the Plan of Reorganization. The Stock Incentive Plan allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of Common Stock initially reserved and available for issuance under the Stock Incentive Plan was 1,390,452 shares. In addition, shares of Common Stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan. Options issued on December 21, 2005, totaling 1,390,452 shares, have an exercise price equal to the fair market value of our stock, as defined, vest over a four year period and have a seven year life. However, because communications to certain employees with options totaling 643,500 shares were made on January 9, 2006, recognition of the grant of these options was delayed to such date. The Awards provide for accelerated vesting if there is a change in control, as defined in the Stock Incentive Plan.

On May 22, 2007, at our annual meeting of stockholders, our stockholders approved the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Plan”) to increase by 1,582,000 the number of shares available for grant thereunder. These amendments covered the following grants that were all subject to stockholder approval of the plan amendments: (a) the grant in March 2006 of options to purchase 825,000 shares to our Chief Executive Officer in connection with his entering into an employment agreement with us (the “CEO March 2006 Option Grant”), (b) the grant in June 2006 of options to purchase 20,000 shares to our former Chief Financial Officer in connection with his entering into an amendment to his employment agreement, (c) the grant in June 2006 of options to purchase 120,000 shares to a former director in connection with his entering into a consulting agreement and (d) grants of approximately 175,700 shares of restricted stock, to employees of SS/L and others. In addition, these amendments covered 31,000 shares of restricted stock granted to our directors as part of their compensation. These grants were recognized and measured upon stockholder approval of the amendments. As a result of the approval of the amendments, we recorded compensation cost related to the first three grants of $3.8 million and $17.7 million for 2008 and 2007, respectively, based on the estimated fair value of these grants and stock compensation costs of $2.4 million and $3.8 million were recorded for 2008 and 2007, respectively, for the grant of restricted shares.

The above-mentioned grant to a former director in connection with his entering into a consulting agreement has been accounted for in accordance with EITF 96-18 as a non-employee grant and resulted in compensation expense of $2.6 million in 2007 (see Notes 2 and 16).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of employee and non-employee awards granted in 2007 and 2006 was estimated using the Black-Scholes-Merton model based on the assumptions below for the periods indicated:

	Year Ended
	December 31,
	2007	2006

Risk — free interest rate	4.5%	4.3%
Expected life (years)	2.80	4.75%
Estimated volatility	32.8%	27.4%
Expected dividends	None	None

A summary of the status of stock options awarded under the Stock Incentive Plan as of December 31, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)

Outstanding at January 1, 2006	746,952	$28.44	7 years
Granted (weighted average grant date fair value $7.66 per share)	643,500	$28.44
Exercised	—
Forfeited	(80,000)	$28.44

Outstanding at December 31, 2006	1,310,452	$28.44	5.8 years	$16,091
Granted (weighted average grant date fair value $23.46 per share)	965,000	$26.95
Exercised	(208,750)	$27.82		$2,930
Forfeited	(15,000)	$27.57

Outstanding at December 31, 2007	2,051,702	$27.81	4.2 years	$13,216
Forfeited	(17,500)	$27.69

Outstanding at December 31, 2008	2,034,202	$27.81	3.2 years	$0.0

Vested and expected to vest at December 31, 2008	2,031,936	$27.81	3.2 years	$0.0

Exercisable at December 31, 2008	1,806,077	$27.85	3.3 years	$0.0

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-vested restricted stock as of December 31, 2008 is presented below (restricted stock generally vests over a two to four year period):

		Weighted Average
		Grant- Date
	Shares	Fair Value

Non-vested restricted stock at January 1, 2007	—	—
Granted	206,700	$46.65
Vested (intrinsic value of $3.0 million)	(62,777)	$46.65
Forfeited	(1,919)	$46.65

Non-vested restricted stock at December 31, 2007	142,004	$46.65
Granted	15,000	$19.70
Vested (intrinsic value of $1.1 million)	(57,463)	$46.65
Forfeited	(3,836)	$46.65

Non-vested restricted stock at December 31, 2008	95,705	$42.43

The total fair value of options vested was $9.4 million, $21.6 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In connection with the Telesat Canada transaction, pursuant to change of control provisions in certain stock option agreements, vesting on 503,113 shares was accelerated and resulted in stock compensation cost of $6.1 million charged to expense in 2007. Total compensation cost charged to expense, net of estimated forfeitures, for stock options and restricted stock was $7.6 million, $26.3 million and $3.0 million in 2008, 2007 and 2006, respectively. The tax benefit recognized in our statement of operations for this compensation cost was $0.6 million, $10.3 million and $1.1 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $4.7 million of total unrecognized compensation cost related to non-vested stock options and restricted stock which is expected to be recognized over the next year.

As of December 31, 2008, there were 651,258 shares of Loral common stock available for future grant under the Stock Incentive Plan.

On March 5, 2009, the Compensation Committee approved awards of restricted stock units (the “RSUs”) for certain executives of the Company. Each RSU has a value equal to one share of Voting Common Stock and generally provides the recipient with the right to receive one share of Voting Common Stock or cash equal to the value of one share of Voting Common Stock, at the option of the Company, on the settlement date.

Michael B. Targoff, Chief Executive Officer of Loral, was awarded 85,000 RSUs (the “Initial Grant”) on March 5, 2009. In addition, the Company agreed to grant to Mr. Targoff 50,000 RSUs on the first anniversary of the grant date and 40,000 RSUs on the second anniversary of the grant date (the “Subsequent Grants”). Vesting of the Initial Grant requires the satisfaction of two conditions: a time-based vesting condition and a stock price vesting condition. Vesting of the Subsequent Grants is subject only to the stock-price vesting condition. The time-based vesting condition for the Initial Grant will be satisfied upon Mr. Targoff’s continued employment through March 5, 2010, the first anniversary of the grant date. The stock price vesting condition, which applies to both the Initial Grant and the Subsequent Grants, will be satisfied only when the average closing price of the Voting Common Stock over a period of 20 consecutive trading days is at or above $25 during the period commencing on the grant date and ending on March 31, 2013.

C. Patrick DeWitt, Senior Vice President of Loral and Chief Executive Officer of SS/L, was awarded 25,000 RSUs on March 5, 2009, of which 66.67% vest on March 5, 2010, with the remainder vesting ratably over the subsequent two years.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based upon the weighted average number of shares of Voting and Non-Voting Common Stock outstanding. For the years ended December 31, 2008, 2007 and 2006, the effect of approximately 2,034,202, 2,051,702 and 1,310,452, stock options outstanding, which would be calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive. In addition, for the years ended December 31, 2008 and 2007, the effect of 95,705 and 142,004 shares of non-vested restricted stock was excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

12.	Pensions and Other Employee Benefits

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

We recognize the long term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. Loral’s diversified pension portfolio is designed to maximize returns consistent with levels of liquidity and investment risk that are prudent and reasonable. The assets are invested using specified Russell-designed funds as directed by the plan’s investment committee. Russell uses a multi-asset, multi-style, multi-manager investment approach in designing its funds. Portfolio risk is controlled through this diversification process and Russell’s constant monitoring of money managers. Performance results and fund accounting are provided to the Company on a monthly basis. Periodic reviews of the portfolio are done with Russell and the plan’s investment committee. The performance of the pension plans are reported to the board of directors at the quarterly board meetings. The portfolio includes holdings of domestic, non-U.S. and private equities, fixed income investments and alternative investments.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2008 and 2007, and a statement of the funded status as of December 31, 2008 and, 2007, respectively. We use a December 31 measurement date for the pension plans and other post retirement benefit plans. The effect of the curtailment on 2007 was measured as of October 31, 2007, the date of the Telesat Canada transaction.

	Pension Benefits
	Year Ended		Other Benefits
	December 31,		Year Ended December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Reconciliation of benefit obligation
Obligation at beginning of period	$367,870	$371,883	$73,788	$85,652
Service cost	9,214	10,145	1,056	1,607
Interest cost	23,367	22,455	4,108	4,995
Participant contributions	1,385	1,612	1,792	1,827
Amendments	—	—	—	(2,815)
Actuarial loss (gain)	2,146	(15,492)	(9,393)	(3,125)
Benefit payments	(22,630)	(21,382)	(4,764)	(5,008)
Curtailment gain	(433)	(1,351)	—	(1,169)
Transfer of liability due to Telesat Canada transaction	—	—	—	(8,176)

Obligation at December 31,	$380,919	$367,870	$66,587	$73,788

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	$284,283	$284,275	$955	$866
Actual return on plan assets	(80,059)	18,936	27	89
Employer contributions	27,904	—	2,732	3,181
Participant contributions	1,385	1,612	1,792	1,827
Benefit payments	(21,531)	(20,540)	(4,764)	(5,008)

Fair value of plan assets at December 31,	$211,982	$284,283	$742	$955

Funded status at end of period	$(168,937)	$(83,587)	$(65,845)	$(72,833)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $234.8 million at December 31, 2008, (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 6.5% at December 31, 2008 and 2007. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $24.7 million and $27.8 million as of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008 and 2007, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

Plan assets decreased from December 31, 2007 to December 31, 2008 primarily due to current economic conditions.

In connection with our adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”), as of December 31, 2006, we were required to recognize the funded status of a benefit plan on our balance sheet. As a result, as of December 31, 2006, we reduced our recorded liability for pensions by $50.5 million, with a corresponding credit to accumulated other comprehensive income, and increased our recorded liability for other benefits by $1.0 million, with a corresponding charge to accumulated other comprehensive income, to adjust to our actual unfunded benefit obligations.

The pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2008	2007	2008	2007

Actuarial (loss) gain	$(80,213)	$26,477	$7,216	$(2,103)
Amendments-prior service credit	28,111	30,829	2,966	3,446

	$(52,102)	$57,306	$10,182	$1,343

The amounts recognized in other comprehensive income (loss) during the year ended December 31, 2008 consist of (in thousands):

	Pension Benefits	Other Benefits

Actuarial (loss) gain during the period	$(106,672)	$9,349
Amortization of actuarial gain	(18)	(30)
Amortization of prior service credit	(2,718)	(480)

Total recognized in other comprehensive income	$(109,408)	$8,839

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2008	2007	2008	2007

Current Liabilities	$1,070	$892	$3,051	$3,187
Long-Term Liabilities	167,867	82,695	62,794	69,646

	$168,937	$83,587	$65,845	$72,833

The estimated actuarial loss and prior service credit for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $3.6 million and $2.7 million, respectively. The estimated actuarial gain and prior service credit for other benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $0.1 million and $0.5 million, respectively.

The accumulated pension benefit obligation was $375.8 million and $364.3 million at December 31, 2008 and 2007, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, we contributed $27.9 million to the qualified pension plan and $2.7 million for other employee post-retirement benefit plans. During 2009, based on current estimates, we expect to contribute approximately $24 million to the qualified pension plan and expect to fund approximately $4 million for other employee post-retirement benefit plans.

The following table provides the components of net periodic cost for the plans for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Pension Benefits			Other Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
	2008	2007	2006	2008	2007	2006

Service cost	$9,214	$10,145	$10,926	$1,056	$1,607	$1,482
Interest cost	23,367	22,455	21,835	4,108	4,995	4,834
Expected return on plan assets	(24,469)	(23,768)	(22,229)	(72)	(36)	(52)
Amortization of prior service credit	(2,718)	(2,784)	(1,399)	(480)	(553)	(239)
Amortization of net actuarial loss (gain)	(18)	(59)	—	(30)	111	127
Curtailment gain	(433)	(2,345)	—	—	(1,862)	—

Net periodic cost	$4,943	$3,644	$9,133	$4,582	$4,262	$6,152

The discount rate used to determine net periodic pension cost was 6.5% for the period ended December 31, 2008. The discount rate used to determine net periodic pension cost was 6.0% for the period January 1, 2007 to October 31, 2007 and, as a result of the remeasurement for the curtailment as of October 31, 2007, 6.5% for the period November 1, 2007 to December 31, 2007. Assumptions used to determine net periodic cost:

	For the Year Ended December 31,
	2008	2007	2006

Discount rate	6.50%	6.00%/6.50%	5.75%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	4.25%	4.25%	4.25%

Assumptions used to determine the benefit obligation:

	December 31,
	2008	2007	2006

Discount rate	6.50%	6.50%	6.00%
Rate of compensation increase	4.25%	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell, which allocates the assets into specified Russell designed funds as per our directed asset allocation. Each specified Russell fund is then managed by investment managers chosen by Russell. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the twenty five year historical return of our investment managers has been 9.0%. The expected long-term rate of return on plan assets determined on this basis was 8.5% for the years ended December 31, 2008 and 2007 and 9.0% for the year ended December 31, 2006. As of January 1, 2009 we changed our expected long-term rate of return on plan assets to 8.0% from 8.5%.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pension and other employee benefits plan asset allocations by asset category as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Equity investments	51%	54%
Fixed income investments	49%	46%

	100%	100%

Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2008, used a health care cost trend rate of 10% decreasing gradually to 5% by 2018. Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2007, used a health care cost trend rate of 9.5% decreasing gradually to 4.5% by 2014. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2008 would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$421	$(342)
Effect on the health care component of the accumulated postretirement benefit obligation	$5,300	$(4,408)

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

		Other Benefits
		Gross	Medicare
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts

2009	$24,640	$4,209	$295
2010	25,385	4,496	324
2011	26,053	4,771	357
2012	26,170	5,017	393
2013	26,508	5,219	426
2014 to 2018	143,117	28,685	2,671

Assets designated to fund the obligations of our supplementary retirement plan are held in a trust. Such assets amounting to $3.5 million and $6.0 million as of December 31, 2008 and 2007, respectively, are not available for general corporate use; however, these assets would be available to general creditors in the event of bankruptcy and, therefore, do not qualify as plan assets. Accordingly, other current assets included $0.8 million of these assets as of December 31, 2008 and 2007, and other assets included $2.7 million and $5.2 million of these assets as of December 31, 2008 and 2007, respectively.

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66 2/3%, and retirement contributions. Retirement contributions represent contributions made by the Company to provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For the years ended December 2008, 2007,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2006, Company contributions were $8.3 million, $7.7 million, and $5.5 million, respectively. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

13.	Financial Instruments, Derivative Instruments and Hedging

Financial Instruments

The carrying amount of cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments. The fair value of short-term investments, investments in available-for-sale securities and supplemental retirement plan assets is based on market quotations. The carrying value of our debt of $55.0 million at December 31, 2008 approximates fair value.

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

As of December 31, 2008, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the December 31, 2008 exchange rates) that were unhedged (in thousands):

	Foreign Currency	U.S. $

Future revenues — Japanese Yen	¥ 64,874	$718
Future expenditures — Japanese Yen	¥ 3,491,204	$38,637
Contracts-in-process, unbilled receivables — Japanese Yen	¥ 10,374	$115
Future expenditures — EUROs	€ 6,270	$8,839

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

On July 9, 2008, SS/L was awarded a satellite contract denominated in EUROs and entered into a series of foreign exchange forward contracts with maturities through 2011 to hedge the associated foreign currency exchange risk. These foreign exchange forward contracts have been designated as cash flow hedges of future Euro denominated receivables.

For the year ended December 31, 2008, losses of $2.5 million were excluded from the assessment of hedge effectiveness and were recorded as a reduction of revenue, and unrealized gains of $18.2 million were included in accumulated other comprehensive income.

The fair value of the cash flow hedges at December 31, 2008 was $14.6 million of which $8.9 million is included in other current assets and $5.7 million is included in other assets.

We estimate that $9.2 million of net derivative gain included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maturity of foreign currency exchange contracts held as of December 31, 2008 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows (in thousands):

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate

2009	€65,540	$99,793	$91,376
2010	19,210	29,388	26,734
2011	23,493	35,663	32,608

	€108,243	$164,844	$150,718

To Buy
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate

2009	€4,520	$6,294	$6,315

The Company is exposed to credit-related losses in the event of non-performance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation because we execute foreign exchange contracts only with what we believe are well capitalized financial institutions. Loral does not enter into foreign currency transactions for trading and speculative purposes.

On June 20, 2008, in anticipation of receiving the July 9, 2008 satellite contract described above, Loral entered into a currency option transaction that allowed Loral to convert €97.7 million into $149.5 million. Loral paid a premium of $0.5 million for this option. For the year ended December 31, 2008, Loral recorded charges of $0.5 million as the options expired unexercised on July 10, 2008.

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

2) In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million ($1.00/CAD 1.1461) with a settlement date of December 17, 2007. In January 2007, Loral Skynet entered into additional forward foreign currency contracts with the same single bank counterparty selling $200.0 million for CAD 232.8 million ($1.00/CAD 1.1512) with a settlement date of December 17, 2007. No cash payments were made by Loral Skynet to the counterparty for entering into these transactions. Skynet recognized cumulative gains of $122.6 million through the date of transfer of the foreign currency contracts to Telesat Holdco on October 23, 2007.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Financial Matters

As of December 31, 2008, SS/L has a Credit Agreement which provides for a $100.0 million senior secured revolving credit facility. As of December 31, 2008, SS/L had outstanding borrowings of $55.0 million and letters of credit of $4.9 million (see Note 8).

Due to the long lead times required to produce purchased parts, we have entered into various purchase commitments with suppliers. These commitments aggregated approximately $508 million as of December 31, 2008 and primarily relate to Satellite Manufacturing backlog.

We paid $1.7 million in January 2008 and in January 2009 to the U.S. Department of State pursuant to a consent agreement entered into by Old Loral and SS/L.

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the years ended December 31, 2008, 2007 and 2006, is as follows (in thousands):

Balance of deferred amounts at January 1, 2006	$41,692
Accruals for deferred amounts issued during the period	4,800
Accruals relating to pre-existing contracts (including changes in estimates)	7,380

Balance of deferred amounts at December 31, 2006	53,872
Warranty costs incurred including payments	(10,790)
Accruals relating to pre-existing contracts (including changes in estimates)	(8,056)

Balance of deferred amounts at December 31, 2007	35,026
Warranty costs incurred including payments	(956)
Accruals relating to pre-existing contracts (including changes in estimates)	2,185

Balance of deferred amounts at December 31, 2008	$36,255

The increase of the deferred amounts during the year ended December 31, 2008 was primarily attributable to the recognition of the warranty obligations on five satellites that were launched during 2008. The reduction of the deferred amounts during the year ended December 31, 2007, was primarily attributable to a resolution of certain warranty obligations for less than previously estimated amounts. In connection with the reduction of the deferred amounts, interest expense was reduced by $4.5 million for the year ended December 31, 2007.

In connection with the Telesat Canada transaction, Loral initiated a restructuring of its corporate functions. Through 2008, Loral has reduced the number of employees at its headquarters, consolidating some functions at SS/L. In the fourth quarter of 2007, Loral charged approximately $7.0 million to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily during 2008 and 2009. Loral has paid restructuring costs of approximately $5.5 million and $5.7 million for the year ended December 31, 2008 and cumulative to date, respectively. At December 31, 2008, the liability recorded in the consolidated balance sheet for the restructuring was $1.3 million.

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables and vendor financing receivables included in our consolidated balance sheet as of December 31, 2008 were $181.4 million and $0, respectively.

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Sirius Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). Under the Sirius Credit Agreement, SS/L agreed, subject to the terms and conditions contained therein, to make loans to Sirius up to an aggregate principal amount of $100 million to make milestone payments under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Satellite Purchase Agreement”) for the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”). Pursuant to the Sirius Credit Agreement, on December 19, 2008, Sirius’ ability to borrow under the Sirius Credit Agreement to reimburse itself for milestone payments it had previously made with its own funds expired. Any loans made under the Sirius Credit Agreement are secured by Sirius’ right, title and interest in its rights under the Satellite Purchase Agreement, including its rights in and to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc. and any future material subsidiary that may be formed or acquired by Sirius, other than XM Radio and any other subsidiary designated as an “unrestricted subsidiary” under the indenture governing Sirius’s 9 5/8% senior notes due 2013. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Sirius Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Sirius Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. In addition, Sirius is required to prepay the loans in certain circumstances, including loans in respect of the FM-5 Satellite upon the earliest to occur of (x) April 6, 2009, (y) 90 days after the FM-5 Satellite becomes available for shipment and (z) 30 days prior to the launch of the FM-5 Satellite. SS/L believes that, as of March 10, 2009, Sirius is not eligible for any borrowings on the FM-5 Satellite and, subject to satisfaction of the conditions set forth in the Sirius Credit Agreement, would be eligible to borrow up to $32 million under the Sirius Credit Agreement upon incurrence of future milestone payments on the FM-6 Satellite. SS/L believes that Sirius does not currently meet all of the conditions precedent to draw under the Sirius Credit Agreement, including the condition that Sirius have a market capitalization of at least $1 billion. There can be no assurance, however, that Sirius will not meet such conditions in the future. As of December 31, 2008, no loans were outstanding under the Sirius Credit Agreement.

SS/L and Sirius are disputing whether SS/L owes Sirius $15 million in liquidated damages with respect to the claimed late delivery of the FM-5 Satellite. SS/L believes that, in accordance with the Satellite Purchase Agreement, SS/L is not subject to the liquidated damages penalty because the Agreement provides that penalties for delivery schedule delays are not applicable when the delays were due solely to technical reasons affecting SS/L’s subcontractors. SS/L is pursuing resolution of this matter through arbitration pursuant to the provisions of the Satellite Purchase Agreement. There can be no assurance that SS/L will prevail in this dispute.

During the year ended December 31, 2008, we recorded income of $9.3 million for cash received related to distributions from a bankruptcy claim against a former customer of Loral Skynet. The receivables underlying the claim had previously been written-off or not recognized due to the customer’s bankruptcy. Additional amounts which may be recovered in the future have not been recognized in our statement of operations as their realization has not been assured beyond a reasonable doubt.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 16 — Related Party Transactions — Transactions with Affiliates — Telesat Canada for commitments and contingencies relating to our agreement to indemnify Telesat Canada for certain liabilities and our arrangements with ViaSat, Inc. and Telesat Canada.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty-seven of the satellites built by SS/L and launched since 1997 have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L. SS/L has implemented remediation measures that SS/L believes will prevent satellites launched after June 2001 from experiencing similar anomalies. Based upon information currently available relating to the power losses, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

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

In November 2004, Galaxy 27 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. In June 2008, Galaxy 26 (formerly Telstar 6) experienced a similar anomaly which caused the loss of power to one of the satellite’s solar arrays. Three other satellites manufactured by SS/L for other customers have designs similar to Galaxy 27 and Galaxy 26 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in the incurrence of warranty payments by SS/L of up to $4.6 million, of which $0.9 million has been accrued as of December 31, 2008.

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

See Note 16 — Related Party Transactions — Transactions with Affiliates — Telesat Canada for commitments and contingencies relating to SS/L’s obligation to make payments to Telesat Canada for transponders on Telstar 10.

Regulatory Matters

SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, and with the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure of technical data or provision of defense services to foreign persons. Due to the relationship between launch technology and missile technology, the U.S. government has limited, and is likely in the future to limit, launches from China and other foreign countries. Delays in obtaining the necessary licenses and technical assistance agreements have in the past resulted in, and may in the future result in, the delay of SS/L’s performance on its contracts, which could result in the cancellation of contracts by its customers, the incurrence of penalties or the loss of incentive payments under these contracts.

Lease Arrangements

We lease certain facilities and equipment under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. Rent expense, net of sublease income is as follows (in thousands):

	Gross	Sublease
	Rent	Income	Net Rent

Year ended December 31, 2008	$12,154	$(6)	$12,148
Year ended December 31, 2007	$26,302	$(76)	$26,226
Year ended December 31, 2006	$27,317	$(20)	$27,297

Future minimum payments, by year and in the aggregate under operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2008 (in thousands):

2009	$9,723
2010	8,967
2011	6,328
2012	3,782
2013	2,122
Thereafter	7,089

$38,011

Legal Proceedings

Delaware Shareholder Litigation

On or about May 14, 2007, the Court of Chancery of the State of Delaware in and for New Castle County (the “Chancery Court”) entered an order consolidating two civil actions previously commenced by certain stockholders of the Company against the Company, MHR and certain funds (the “MHR Funds”) and other entities affiliated with MHR (collectively, MHR, the MHR Funds and such other entities, the “MHR Entities”) and the individual members of the Company’s board of directors under the caption In re: Loral Space and Communications Inc. Consolidated Litigation. The litigation arose out of the Company’s sale of $300 million of preferred stock to the MHR Funds pursuant to the Securities Purchase Agreement dated October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”). The plaintiffs alleged, among other things, that the sale was not fair to the Company and resulted from breach of fiduciary duties by Loral’s directors.

On September 19, 2008, the Chancery Court issued an opinion (the “Opinion”) finding that the sale of the preferred stock to the MHR Funds did not meet the entire fairness standard under Delaware law, and, on November 10, 2008, the Chancery Court entered an implementing order (the “Implementing Order”) providing for a remedy. Pursuant to the Implementing Order, which became effective on December 22, 2008 upon entry of an order (the “Attorneys’ Fees Order”) resolving plaintiffs’ attorneys’ applications for attorneys’ fees and expenses discussed below, the Securities Purchase Agreement was reformed to provide for MHR to have purchased 9,505,673 shares of Loral Non-Voting Common Stock, which are in all respects identical to and treated equally

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with shares of Loral Common Stock except for the absence of voting rights (other than as provided in Loral’s amended and restated certificate of incorporation or as provided by law), in exchange for the net payment of $293.3 million made by the MHR Funds to Loral on February 27, 2007 in connection with the Securities Purchase Agreement. Pursuant to the Implementing Order, all other terms of the Securities Purchase Agreement are of no further force or effect (see Note 10 — Shareholders’ Equity and Minority Interest). In the Implementing Order, the Chancery Court also entered final judgment in favor of directors Olmstead and Stenbit and resolving all claims against the other directors on the basis set forth in its Opinion. The Chancery Court stated in its Opinion that, because the remedy being entered is one that can be effected as between the MHR Funds and Loral, it was not necessary to make findings about the extent to which the other individual director defendants would be subject to liability for breach of fiduciary duty, if at all.

Pursuant to the Implementing Order, on December 23, 2008, Loral filed an Amended and Restated Certificate of Incorporation providing that its 40,000,000 authorized shares of Common Stock be divided into two series, of which 30,494,327 shares are Voting Common Stock and 9,505,673 shares are Non-Voting Common Stock. The Amended and Restated Certificate of Incorporation provides that the Common Stock and Non-Voting Common Stock are identical and treated equally in all respects, except for the absence of voting rights (other than as provided in the Amended and Restated Certificate of Incorporation or as provided by law). The Chancery Court also ordered that Loral’s Board of Directors ratify and recommend to stockholders that they ratify the Amended and Restated Certificate of Incorporation, that Loral include a proposal at its next scheduled annual meeting of stockholders to consider and vote upon the Amended and Restated Certificate of Incorporation and that the named and representative parties vote all of their shares in favor of ratification of the Amended and Restated Certificate of Incorporation. Prior to the stockholder meeting, any transfer of Loral Common Stock by a named or representative party to the litigation or any subsequent transferee may only be made subject to the transferee providing an irrevocable and unconditional proxy to vote all such transferred Common Stock in favor of the ratification of the Amended and Restated Certificate of Incorporation. Furthermore, the Chancery Court ordered that, upon request of the holders of a majority of the then outstanding shares of Non-Voting Common Stock, Loral shall apply for and use best efforts to obtain the listing of the Non-Voting Common Stock on a national securities exchange or automated quotation system as so requested by such holders and register the Non-Voting Common Stock under all applicable securities laws. Also, pursuant to the Implementing Order, on December 23, 2008, Loral and the MHR Funds entered into an Amended and Restated Registration Rights Agreement, (the “New Registration Rights Agreement”). The New Registration Rights Agreement provides for registration rights for the shares of Non-Voting Common Stock, in addition and substantially similar to, the registration rights provided for the shares of Voting Common Stock held by the MHR Funds. In addition, in the New Registration Rights Agreement, Loral has agreed, subject to certain exceptions set forth therein, to file on or before June 1, 2009 a shelf registration statement covering shares of Voting Common Stock and Non-Voting Common Stock held by the MHR Funds.

The time for appeal with respect to Opinion, the Implementing Order and the Attorneys’ Fees Order expired on January 21, 2009 without any of the plaintiffs or defendants in the litigation having filed any appeals. The Company has, however, filed an appeal with respect to the Chancery Court’s February 20, 2008 order granting certification of the class of Loral shareholders and the Attorneys’ Fee Order which awarded class counsel in the litigation fees and expenses in the amount of $10.6 million which Loral paid on December 31, 2008. In addition, in January 2009, Loral paid counsel for the derivative plaintiffs in the litigation a total amount of $8.8 million for fees and expenses incurred in connection with the litigation (the “Derivative Fee Award” and, together with the Class Counsel Award, the “Fee Awards”) which was accrued in other current liabilities on the consolidated balance sheet at December 31, 2008.

New York Shareholder Litigation

On or about November 3, 2006, plaintiff Maxine Babus, derivatively on behalf of Loral Space & Communications Inc., filed a shareholder derivative complaint in the Supreme Court of the State of New York, County of New York, against all the members of the Loral board of directors and against Loral as a nominal defendant. On or

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

about April 4, 2007, the plaintiff filed an amended shareholder class and derivative complaint against all members of the Loral board of directors, the MHR Entities and Loral as a nominal defendant. The litigation arose out of the Company’s sale of $300 million of preferred stock to the MHR Funds pursuant to the Securities Purchase Agreement. The plaintiff alleged, among other things, that the sale was not fair to the Company and resulted from breach of fiduciary duties by Loral’s directors. By order dated December 5, 2007, the court ordered that the Babus lawsuit be stayed pending final resolution of the Delaware shareholder litigation discussed above. The Company expects that, as a result of the decision in the Delaware shareholder litigation discussed above, the Babus case will be dismissed.

Insurance Coverage Litigation

The Company has directors and officers liability insurance coverage that provides the Company with coverage up to $40 million, but the insurers have denied coverage of the Fee Awards and, on or about December 19, 2008, commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking a declaratory judgment declaring that (x) the applicable insurance policies do not provide coverage for the Fee Awards; (y) Loral breached the cooperation clause of the policies thereby relieving the insurers of any liability under the policies; and (z) in the alternative, to the extent that the court finds that Loral is entitled to coverage of the Fee Awards, coverage is available only for a small portion of the Derivative Fee Award. The Company believes that the Fee Awards are covered by and reimbursable under its insurance and, on February 27, 2009, the Company filed its answer and counterclaims in which it asserted its rights to coverage. There can be no assurance, however, that the Company’s position regarding coverage will prevail or, if it does prevail, that the coverage limit will be adequate to cover the Fee Awards and all defense costs for its directors.

The Company has received requests for indemnification and advancement of expenses from its directors under their indemnification agreements with the Company for any losses or costs they may incur as a result of the In re: Loral Space and Communications Inc. Consolidated Litigation and Babus lawsuits. As of February 28, 2009, the insurers have advanced approximately $9.0 million in defense costs for the Company’s directors who are not affiliated with MHR, and the Company has received a request for indemnification from its directors who are affiliated with MHR for defense costs in the amount, as of November 30, 2008, of approximately $18 million. The Company has referred this request for indemnification to Mr. John Stenbit, a director of Loral, who has been appointed by the Board of Directors to act as an independent special committee of the Board with respect to determination of the amount of defense costs properly allocable to the MHR directors in their capacity as Loral directors and for which they are entitled to indemnification. Since the special committee has not yet made any determinations with respect to its assignment, the Company cannot estimate how much, if any, of the $18 million claimed by the directors affiliated with MHR will be subject to indemnification and whether such amount will fall within the limits of its insurance coverage. The Company, therefore, has not accrued any liabilities for this claim at this time.

Informal SEC Inquiry

In June and July 2007, we received letters from the Staff of the Division of Enforcement of the SEC informing the Company that it is conducting an informal inquiry and requesting that the Company provide certain documents and information relating primarily to the Securities Purchase Agreement and activities before and after its execution as well as documents and information relating to the redemption of the Loral Skynet Notes (see Note 8) and documents and information regarding the directors and officers of Loral. The letter advised that the informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. The Company has fully cooperated with the SEC staff during the investigation. There has been no activity with respect to the investigation since November 2007. In addition, the Company has received requests for indemnification and advancement of expenses from certain of its advisors with respect to costs they may incur as a result of compliance with SEC document requests.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Matters

On July 15, 2003, Old Loral and certain of its subsidiaries (collectively with Old Loral, the “Debtors”) filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). The Debtors emerged from Chapter 11 on November 21, 2005 pursuant to the terms of their fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”).

Appeals of Confirmation Order.  Confirmation of our Plan of Reorganization was opposed by the Official Committee of Equity Security Holders (the “Equity Committee”) appointed in our Chapter 11 Cases and by the self-styled Loral Stockholders Protective Committee (“LSPC”). Shortly before the hearing to consider confirmation of the Plan of Reorganization, the Equity Committee also filed a motion seeking authority to prosecute an action on behalf of the estates of Old Loral and certain of its subsidiaries seeking to unwind as fraudulent, a guarantee provided by Old Loral in 2001, of certain indebtedness of Loral Orion, Inc. (the “Motion to Prosecute”). By separate Orders dated August 1, 2005, the Bankruptcy Court confirmed the Plan of Reorganization (the “Confirmation Order”) and denied the Motion to Prosecute (the “Denial Order”). On or about August 10, 2005, the LSPC appealed (the “Confirmation Appeal”) to the United States District Court for the Southern District of New York (the “District Court”) the Confirmation Order and the Denial Order. On February 3, 2006, we filed with the District Court a motion to dismiss the Confirmation Appeal. On May 26, 2006, the District Court granted our motion to dismiss the Confirmation Appeal. The LSPC subsequently filed a motion for reconsideration of such dismissal, which the District Court denied on June 14, 2006 (the “Reconsideration Order”). On or about July 12, 2006, a person purportedly affiliated with the LSPC appealed the dismissal of the Confirmation Appeal and the Reconsideration Order to the United States Court of Appeals for the Second Circuit (the “Second Circuit Confirmation Appeal”). On February 22, 2008, the Second Circuit affirmed the District Court’s judgment dismissing the Confirmation Appeal and the Reconsideration Order, and, on May 16, 2008, the Second Circuit denied such person’s petition for a rehearing. On October 14, 2008, such person filed a petition for a writ of certiorari with the Supreme Court of the United States, which petition was denied by the Supreme Court on January 12, 2009. A petition for rehearing, filed with the Supreme Court on February 6, 2009, was denied on March 9, 2009.

Disputed Claims.  In connection with our Plan of Reorganization, certain claims were filed against Old Loral and certain of its subsidiaries, the validity or amount of which we disputed. To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom Corporation or in Loral common stock for all other claims. As of December 31, 2008, except with respect to the D&O Claims discussed below and a claim discussed below related to our collection in July 2008 of a $58 million judgment against Rainbow DBS Holdings, Inc. (“Rainbow”), we have resolved all disputed claims. We have reserved approximately 71,000 of the 20 million shares of Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims. The disputed claim relating to the Rainbow judgment arose from the assertion by a third party of a prepetition claim against the Company that it was entitled to receive $3 million of the proceeds of the judgment, which the third party believed was payable in full in cash with interest. The Company, however, believed the claim was payable in common stock under its Plan of Reorganization. After a hearing regarding this dispute before the Bankruptcy Court, the Bankruptcy Court ruled in favor of the Company and entered a final order to that effect on November 3, 2008. The third party has appealed the Bankruptcy Court’s decision to, and the matter is pending before, the District Court. The effect of the issuance of the common stock attributable to this claim was recorded in connection with our fresh-start accounting as of October 1, 2005.

Indemnification Claims of Directors and Officers of Old Loral.  Old Loral was obligated to indemnify its directors and officers for any losses or costs they may incur as a result of the lawsuits described below in

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class Action Securities Litigations, Class Action ERISA Litigation and Globalstar Related Class Action Securities Litigations. The Plan of Reorganization provides that the direct liability of Loral post-emergence in respect of such indemnity obligation is limited to the In re: Loral Space ERISA Litigation and In re: Loral Space & Communications Ltd. Securities Litigation cases and then only in an aggregate amount of $2.5 million (the “Direct Indemnity Liability”). In addition, most directors and officers have filed proofs of claim (the “D&O Claims”) in unliquidated amounts with respect to the prepetition indemnity obligations of the Debtors. The Debtors and these directors and officers have agreed that in no event will their indemnity claims against Old Loral and Loral Orion, Inc. in the aggregate exceed $25 million and $5 million, respectively. If any of these claims ultimately becomes an allowed claim under the Plan of Reorganization, the claimant would be entitled to a distribution under the Plan of Reorganization of Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of Loral common stock distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash. We believe, although no assurance can be given, that Loral will not incur any substantial losses as a result of these claims.

Class Action Securities Litigations

Beleson. In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz, the former Chief Executive Officer of Loral, in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from September 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. The defendant filed a motion for summary judgment in July 2008 and plaintiffs filed a cross-motion for partial summary judgment in September 2008. On February 24, 2009, the court granted defendant’s motion and denied plaintiffs’ cross motion. Plaintiffs have until March 26, 2009 to file a notice of appeal with respect to the court’s decision. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims.”

Christ. In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend, the former Chief Financial Officer of Loral, in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. On September 30, 2008, the parties entered into an agreement to settle the case, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. By order dated February 26, 2009, the court finally approved the settlement as fair, reasonable and adequate and in the best interests of the class. Certain class members have objected to the settlement, and they have until March 30, 2009 to file a notice of appeal. In addition, certain objectors, who together had class period purchases valued at approximately $550,000, elected to opt out of the class action settlement and have indicated that they may file individual lawsuits against the defendants. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that, should the settlement not be consummated or should any objectors who opted out of the settlement prevail in lawsuits they may bring, to the extent that any award is ultimately granted to the plaintiffs or objectors in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims.”

Class Action ERISA Litigation

In re: Loral Space ERISA Litigation.  In April 2004, two separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by former employees of Old Loral and participants in the Old Loral Savings Plan (the “Savings Plan”) were consolidated into one action titled In re: Loral Space ERISA Litigation. In July 2004, plaintiffs in the consolidated action filed an amended consolidated complaint against the members of the Loral Space & Communications Ltd. Savings Plan Administrative Committee and certain existing and former members of the Board of Directors of SS/L, including Bernard L. Schwartz. The amended complaint sought, among other things, damages in the amount of any losses suffered by the Savings Plan to be allocated among the participants’ individual accounts in proportion to the accounts’ losses, an order compelling defendants to make good to the Savings Plan all losses to the Savings Plan resulting from defendants’ alleged breaches of their fiduciary duties and reimbursement of costs and attorneys’ fees. The class of plaintiffs on whose behalf the lawsuit was asserted consisted of all participants in or beneficiaries of the Savings Plan at any time between November 4, 1999 and the present and whose accounts included investments in Old Loral stock. Plaintiffs also filed a proof of claim against Old Loral with respect to this case and agreed that in no event would their claim against Old Loral with respect to this case exceed $22 million.

Insurance Coverage Litigation.  In addition, two insurers under Old Loral’s directors and officers liability insurance policies denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should have been provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. After each of the two potentially responsible insurers moved separately for judgment on the pleadings, seeking a court ruling absolving it of liability to provide coverage of the ERISA action, in March 2006, the court granted the motion of one of the insurers and denied the motion of the other insurer.

In April 2008, the potentially responsible defendant insurer, the plaintiffs and the Company agreed in principle, and, in August 2008, the parties entered into definitive settlement agreements, to settle both the insurance coverage litigation and the In re: Loral Space ERISA Litigation case. By order dated January 20, 2009, the court finally approved and confirmed the settlement as fair, reasonable and adequate. The deadline to appeal the settlement has passed without any notice of appeal having been filed, and, accordingly, the settlement is final. Pursuant to this settlement, the settlement was funded entirely by the defendant insurer, and Loral was not required to make any contribution toward the settlement. In addition, the bankruptcy claim filed by plaintiffs against Old Loral with respect to the In re: Loral Space ERISA Litigation case has been deemed disallowed and expunged.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Globalstar Related Class Action Securities Litigations

In re:  Globalstar Securities Litigation.  On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar, L.P. (“Globalstar”) against GTL, Old Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Old Loral and Bernard L. Schwartz seeking, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ costs and expenses. This case was settled by Mr. Schwartz in 2005 for $20 million. Mr. Schwartz then commenced a lawsuit against Globalstar’s directors and officers liability insurers seeking to recover the full settlement amount plus legal fees and expenses incurred in enforcing his rights under Globalstar’s directors and officers liability insurance policy. In January 2007, two of the four insurers settled with Mr. Schwartz and paid him the remaining limits under their policies and, after a jury trial, the jury returned a verdict against the other two insurers in favor of Mr. Schwartz awarding him the remaining $9.1 million balance of his claim. The insurers’ motion to set aside the verdict or, in the alternative, for a new trial, was denied, and, after an appeal, in August 2008, the United States Court of Appeals for the Second Circuit affirmed the District Court’s judgment. The insurers’ motion for a panel rehearing and a rehearing en banc was denied by the Court of Appeals in October 2008, and Mr. Schwartz has received payment of the balance of his claim. Accordingly, Mr. Schwartz’s proof of claim against Old Loral asserting a general unsecured prepetition claim for indemnification relating to this case is not likely to be allowed, and, therefore, we believe, although no assurance can be given, that Loral will not incur any material loss as a result of this settlement.

In re:  Loral Space & Communications Ltd. Securities Litigation.  On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of Old Loral common stock against Old Loral, Bernard L. Schwartz and Richard J. Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint seeking, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ costs and expenses. The complaint alleged (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related to or affiliated with them. After oral argument on a motion to dismiss filed by Old Loral and Messrs. Schwartz and Townsend, in June 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. In February 2004, a motion to dismiss the amended complaint was granted by the court insofar as Messrs. Schwartz and Townsend are concerned. Pursuant to the Plan of Reorganization, plaintiffs received no distribution with respect to their claims in this lawsuit.

Insurance Coverage Litigation.  The primary insurer under the directors and officers liability insurance policy of Old Loral denied coverage under the policy for the In re: Loral Space & Communications Ltd. Securities Litigation case and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, Old Loral and the other defendants served an answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Old Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. In connection with the settlement of the insurance coverage litigation relating to the In re: Loral Space ERISA Litigation case described above, the parties also agreed to the dismissal of this insurance coverage litigation without prejudice. We believe, although no assurance can be given, that the liability of Loral, if any, with respect to the In re: Loral Space & Communications Ltd. Securities Litigation case or with respect to the related insurance

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coverage litigation is limited solely to the Direct Indemnity Liability and the D&O Claims as described above under “Reorganization Matters — Indemnification Claims.”

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

15.	Segments

Loral is organized into two operating segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat Canada for the year ended December 31, 2008 and for the period from October 31, 2007 to December 31, 2007. Although we analyze Telesat Canada’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat Canada’s results as equity in net losses of affiliates.

Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate in 2008 and 2007. XTAR was owned by Loral Skynet until closing of the Telesat Canada transaction, however, we retained our investment in XTAR, and it was not transferred to Telesat Canada in connection with the Telesat Canada transaction.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock-based compensation) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: goodwill and other impairment charges; gain on foreign exchange contracts; gains or losses on litigation not related to our operations, impairment of available for sale securities; loss on extinguishment of debt; other income (expense); equity in net losses of affiliates; and minority interest.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, goodwill and other impairment charges, gains or losses on foreign exchange contracts, gains or losses on litigation not related to our operations , impairments of available for sale securities, other income (expense), equity in net losses of affiliates and minority interest. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows:

2008 Segment Information
(in thousands)

	Satellite	Satellite
	Manufacturing	Services(1)	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$785,534	$685,187		$1,470,721
Intersegment revenues(3)	95,913	—		95,913

Operating segment revenues	$881,447	685,187		1,566,634

Intercompany eliminations(4)				(12,049)
Affiliate eliminations(1)				(685,187)

Revenues as reported				$869,398

Segment Adjusted EBITDA before eliminations(5)(6)	$45,055	$436,514	$(14,875)	$466,694

Intercompany eliminations(4)				(1,569)
Affiliate eliminations(1)				(427,176)

Adjusted EBITDA				37,949
Depreciation, amortization and stock-based compensation				(43,986)
Impairment of goodwill(7)				(187,940)

Operating loss				(193,977)
Interest and investment income				11,857
Interest expense				(2,268)
Gain on litigation, net				38,823
Impairment of available for sale securities				(5,823)
Other expense				(135)
Income tax provision				(45,744)
Equity loss in affiliates		$(479,579)	$(16,070)	(495,649)

Net loss				$(692,916)

Other Data:
Segment depreciation, amortization and stock-based compensation	$38,646	$220,843	$5,342	$264,831
Affiliate eliminations(1)	—	(220,843)	—	(220,843)

Depreciation, amortization and stock-based compensation as reported	$38,646	$—	$5,342	$43,988

Segment capital expenditures(7)	$53,883	$255,506	$10,676	$320,065
Affiliate eliminations(1)	—	(255,506)	—	(255,506)

Capital expenditures as reported	$53,883	$—	$10,676	$64,559

Segment total assets	$799,476	$4,273,162	$196,391	$5,269,029
Affiliate eliminations(1)	—	(4,273,162)	—	(4,273,162)

Total assets as reported(7)	$799,476	$—	$196,391	$995,867

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Segment Information
(in thousands)

	Satellite	Satellite
	Manufacturing	Services(1)	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$739,815	$238,858		$978,673
Intersegment revenues(3)	74,500	2,298		76,798

Operating segment revenues	$814,315	$241,156		1,055,471

Intercompany eliminations(4)				(55,250)
Affiliate eliminations(1)				(117,767)

Revenues as reported				$882,454

Segment Adjusted EBITDA before eliminations(5)(6)	$34,479	$118,385	$(37,935)	$114,929

Intercompany eliminations(4)				(6,075)
Affiliate eliminations(1)				(65,283)

Adjusted EBITDA				43,571
Depreciation, amortization and stock-based compensation				(103,257)
Gain on the contribution of Loral Skynet to Telesat Canada				104,942

Operating income				45,256
Interest and investment income				39,279
Interest expense				(2,312)
Gain on foreign exchange contracts				89,364
Loss on extinguishment of debt				(16,155)
Other expense				2,354
Income tax provision				(83,457)
Equity loss in affiliates		$(1,792)	$(19,638)	(21,430)

Minority interest				(23,240)

Income from continuing operations				$29,659

Other Data:
Segment depreciation, amortization and stock-based compensation	$36,282	$85,905	$22,270	$144,457
Affiliate eliminations(1)	—	(41,200)	—	(41,200)

Depreciation, amortization and stock-based compensation as reported	$36,282	$44,705	$22,270	$103,257

Segment capital expenditures(7)	$37,477	$88,647	$39	$126,163
Affiliate eliminations(1)	—	(30,400)	—	(30,400)

Capital expenditures as reported	$37,477	$58,247	$39	$95,763

Segment total assets	$963,388	$6,221,408	$128,190	$7,312,986
Affiliate eliminations(1)	—	(5,610,047)	—	(5,610,047)

Total assets as reported(7)	$963,388	$611,361	$128,190	$1,702,939

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Segment Information
(in thousands)

	Satellite	Satellite
	Manufacturing	Services	Corporate(2)	Total

Revenues and Adjusted EBITDA:
Revenues	$636,632	$160,701		$797,333
Intersegment revenues	59,894	3,085		62,979

Operating segment revenues	$696,526	$163,786		860,312

Intercompany eliminations(4)				(62,979)

Revenues as reported				$797,333

Segment Adjusted EBITDA before eliminations(5)(6)	$65,884	$67,956	$(26,784)	$107,056

Intercompany eliminations(4)				(5,941)

Adjusted EBITDA				101,115
Depreciation, amortization and stock based compensation				(71,297)

Operating income from continuing operations				29,818
Interest and investment income				31,526
Interest expense				(23,449)
Loss on foreign exchange contracts				(5,750)
Other expense				(2,028)
Income tax provision				(20,880)
Equity loss in affiliates				(7,163)
Minority interest				(24,794)

Loss from continuing operations				$(22,720)

Other Data:
Depreciation, amortization and stock-based compensation as reported	$23,284	$45,881	$2,132	$71,297

Capital Expenditures as reported	$18,411	$63,617	$129	$82,157

Total assets as reported(7)	$944,630	$750,412	$34,869	$1,729,911

(1)	Satellite Services for 2008 represents Telesat Canada. Satellite Services for 2007 include Loral Skynet for the period January 1, 2007 to October 30, 2007 and Telesat Canada for the period October 31, 2007 to December 31, 2007. Affiliate eliminations represent the elimination of amounts attributable to Telesat Canada whose results are reported in our consolidated statements of operations as equity in net losses of affiliates and in our consolidated balance sheet as investment in affiliates.

(2)	Includes corporate expenses incurred in support of our operations. Corporate for 2008 and 2007 includes our equity investments in XTAR and Globalstar service providers.

(3)	Intersegment revenues includes $84.0 million and $22.0 million for the years ended December 31, 2008 and 2007, respectively, of revenue from affiliates.

(4)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral and its wholly owned subsidiaries and for satellite services leasing transponder capacity at SS/L.

(5)	Satellite manufacturing includes (in thousands):

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006

Adjusted EBITDA before specific identified charges	$44,684	$27,167	$57,139
Transponders rights provided to SS/L in the Satmex settlement agreement	—	—	18,605
Accrued warranty obligations	371	6,769	(8,182)
Provisions for inventory obsolescence	—	543	(1,678)

Satellite manufacturing segment Adjusted EBITDA before eliminations	$45,055	$34,479	$65,884

(6)	Satellite Services Revenue and EBITDA include $14.9 million resulting from receipt of a customer termination payment for the year ended December 31, 2006.

(7)	Amounts are presented after the elimination of intercompany profit and include goodwill of $227 million and $306 million for Satellite Manufacturing, as of December 31, 2007 and 2006, respectively. During 2008, we determined that the implied fair value of SS/L goodwill had decreased below its carrying value, and we recorded an impairment charge for the entire goodwill balance of $187.9 million to reflect this impairment. In addition, total assets as reported excludes $2.0 billion and $2.5 billion of satellite services goodwill related to Telesat Canada as of December 31, 2008 and 2007, respectively.

Revenue by Customer Location

The following table presents our revenues by country based on customer location for the years ended December 31, 2008, 2007 and 2006, (in thousands).

	For the Year Ended December 31,
	2008	2007	2006

United States	$612,282	$702,605	$691,986
People’s Republic of China (including Hong Kong)	13,236	47,591	26,607
United Kingdom	68,956	45,596	11,943
Canada	83,767	43,552	252
Luxembourg	11,398	—	—
Spain	25,506	385	5,682
The Netherlands	50,110	6,849	8,941
Other	4,143	35,876	51,922

	$869,398	$882,454	$797,333

During 2008, four of our customers accounted for approximately 20.4%, 15.0%, 14.0% and 10.9% of our consolidated revenues. During 2007, two of our customers accounted for approximately 20% and 16% of our consolidated revenues. During 2006, four of our customers accounted for approximately 17%, 15%, 11% and 11% of our consolidated revenues. With the exception of our satellites in-orbit through October 31, 2007, our long-lived assets are primarily located in the United States.

16.	Related Party Transactions

Transactions with Affiliates

Telesat Canada

As described in Note 6, we own 64% of Telesat Canada and account for our investment under the equity method of accounting.

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

As of December 31, 2008, SS/L had contracts with Telesat Canada for the construction of the Nimiq 5 and Telstar 11N satellites. SS/L also procured a launch vehicle on behalf of Telesat Canada for Telstar 11N. SS/L recorded revenues from Telesat Canada of $84.0 million and $22.0 million for the years ended December 31, 2008 and 2007, respectively. SS/L received milestone payments from Telesat Canada totaling $79.1 million for the year ended December 31, 2008. Amounts receivable by SS/L from Telesat Canada as of December 31, 2008 and 2007, were $3.2 million and $2.5 million, respectively, related to the construction of these satellites.

On October 31, 2007, Loral and Telesat Canada entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat Canada certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat Canada as part of the Telesat Canada transaction as well as with respect to certain aspects of the satellite

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

communications business of Telesat Canada. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat Canada will pay Loral an annual fee of US $5.0 million payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat Canada’s bank or bridge facilities or certain other debt obligations prevent Telesat Canada from paying such fees in cash, Telesat Canada can issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses for the year ended December 31, 2008 and 2007, included income of $5.0 million and $0.8 million, respectively, related to the Consulting Agreement. We also have a long-term receivable related to the Consulting Agreement from Telesat Canada of $6.0 million as of December 31, 2008.

In connection with the Telesat Canada transaction, Loral has indemnified Telesat Canada for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of December 31, 2008 and 2007 we had recognized liabilities of approximately $6.9 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $7.0 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.

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

A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. The aggregate cost to us for the foregoing is estimated to be approximately $60.0 million.

An Option Agreement between us and Telesat Canada gives Telesat Canada the option to cause us to assign to Telesat Canada our rights and obligations with respect to the Loral Payload and all of our rights and obligations under the Beam Sharing Agreement upon payment by Telesat Canada to us of (i) all amounts paid by us with respect to the Loral Payload and pursuant to the Beam Sharing Agreement on or prior to the date Telesat Canada exercises its option plus (ii) an option premium of between $6.0 million and $13.0 million depending on the date of exercise. Telesat Canada’s option under the Option Agreement expires on October 31, 2009 (the “Expiration Date”). In consideration for the grant of the option, Telesat Canada (i) agreed in a Cooperation Agreement with us and ViaSat (the “Cooperation Agreement”) to relinquish certain rights Telesat Canada has to the 115 degree W.L. orbital position (the “Orbital Slot”) so as to make those rights available to ViaSat pursuant to a license (the “ViaSat License”) to be granted by Mansat Limited (“Mansat”) to ViaSat and (ii) agreed to provide tracking, telemetry and control services to ViaSat for the ViaSat-1 Satellite and to pay us all of the recurring fees Telesat Canada receives for providing such services. We have agreed to reimburse ViaSat for fees due to Mansat as well as certain other regulatory fees due under the ViaSat License for the life of the ViaSat-1 Satellite. If Telesat Canada does not exercise its option on or prior to the Expiration Date, then Telesat Canada shall, at our request, transfer to us Telesat Canada’s remaining rights from Mansat with respect to the Orbital Slot, and assign to us Telesat Canada’s related rights and obligations under the Cooperation Agreement. SS/L has commenced construction of the ViaSat-1 satellite. For the year ended December 31, 2008 we recorded sales to ViaSat under this contract of $68.3 million. Loral’s share of costs incurred by SS/L on the ViaSat-1 satellite was $10.5 million as of December 31, 2008 which is reflected as satellite capacity under construction in property, plant and equipment.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat Canada’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat Canada’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Under the agreement, SS/L makes monthly payments to Telesat Canada for the transponders allocated to ChinaSat. As of December 31, 2008 and 2007, our consolidated balance sheet included a liability of $9.8 million and $11.5 million, respectively, for the future use of these transponders. During the year ended December 31, 2008, we made payments of $2.7 million to Telesat Canada pursuant to the agreement.

Costs of satellite manufacturing for sales to related parties were $135.5 million and $22.1 million for the years ended December 31, 2008 and 2007, respectively.

XTAR

As described in Note 6, we own 56% of XTAR, a joint venture between us and Hisdesat and account for our investment in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of December 31, 2008 and 2007 were $1.3 million and $1.6 million, respectively. During the quarter ended March 31, 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined), if any, will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat Canada. Our selling, general and administrative expenses included income to the extent of cash received of $1.1 million under this agreement for the year ended December 31, 2008, and no amounts for the year ended December 31, 2007.

Other Equity Investments

In 2007, we recognized $9.1 million of equity losses in affiliates from our other equity investments, which was primarily attributable to a loss of $11.3 million due to an agreement to sell our Globalstar investment partnership in Brazil, offset by a $3.4 million cash distribution from one of our Globalstar investment partnerships (see Note 6).

MHR Fund Management LLC

Three of the managing principals of MHR, Mark H. Rachesky, Hal Goldstein and Sai S. Devabhaktuni, are members of Loral’s board of directors. As of December 31, 2007, various funds affiliated with MHR held all issued and outstanding shares of LoralSeries-1 Preferred Stock which was issued in February 2007. Pursuant to the Delaware Chancery Court Order, on December 23, 2008, we issued to the MHR Funds 9,505,673 shares of Non-Voting Common Stock, and all shares of Preferred Stock (including all PIK dividends) previously issued to the MHR Funds pursuant to the Securities Purchase Agreement were cancelled.

Also pursuant to the Delaware Chancery Court Order, on December 23, 2008, Loral and the MHR Funds entered into the New Registration Rights Agreement which provides for registration rights for the shares of Non-Voting Common Stock, in addition and substantially similar to, the registration rights provided for the shares of Voting Common Stock held by the MHR Funds. In addition, in the New Registration Rights Agreement, Loral has agreed, subject to certain exceptions set forth therein, to file on or before June 1, 2009 a shelf registration statement covering shares of Voting Common Stock and Non-Voting Common Stock held by the MHR Funds. Various funds affiliated with MHR held, as of December 31, 2008 and 2007, approximately 39.3% and 35.4%, respectively of the outstanding Voting Common stock and as of December 31, 2008 held a combined 58.7% of Voting and Non-Voting

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock of Loral. These funds also held shares of Loral Skynet Preferred Stock which were redeemed on November 5, 2007 for $90.8 million and Loral Skynet Notes, which were redeemed on September 5, 2007 for $61.9 million. Information on dividends and interest paid to the funds affiliated with MHR, with respect to their holdings of the Loral Skynet Preferred Stock, Loral Skynet Notes and Loral Series-1 Preferred Stock for the years ended December 31, 2008, 2007 and 2006, is as follows (in thousands, except share amounts):

	December 31,	December 31,	December 31,
	2008	2007	2006

Loral Series-1 Preferred Stock
Dividends paid in the form of additional shares
— Number of shares	80,423	47,762	—

— Amount	$24,248	$14,400	$—

Loral Skynet Preferred Stock
Dividends paid in cash	$—	$4,513	$500

Dividends paid in the form of additional shares
— Number of shares	—	44,539	27,011

— Amount	$—	$8,908	$5,400

Loral Skynet Notes
Interest payments paid in cash	$—	$8,967	$5,100

Redemption premium paid in cash	$—	$5,624	$—

Funds affiliated with MHR Fund Management own preferred stock convertible currently into approximately 18.6% of the common stock of Protostar Ltd. (“Protostar”) assuming the conversion of all issued and outstanding shares of preferred stock, including the shares owned by the MHR funds. These MHR funds also hold Protostar warrants exercisable upon the occurrence of certain events. Upon conversion of such preferred stock and warrants, such funds would own 7.8% of the common stock of Protostar on a fully-diluted basis assuming the exercise or conversion, as the case may be, of all currently outstanding shares of preferred stock, convertible notes, options and warrants, including the shares of preferred stock and warrants owned by such funds. MHR Fund Management has the right (which has not yet been exercised) to nominate one of nine directors to Protostar’s board of directors. The information set forth in this paragraph is as of December 31, 2008 and the share percentages have been calculated based on information provided by Protostar.

These MHR funds are also participants in Protostar’s $200 million credit facility, dated March 19, 2008, with an aggregate participation of $6.0 million. Protostar acquired the Chinasat 8 satellite from China Telecommunications Broadcast Satellite Corporation and China National Postal and Telecommunications Appliances Corporation under an agreement reached in 2006, and, pursuant to a contract with Protostar valued at $26.0 million, SS/L has modified the satellite to meet Protostar’s needs. This satellite, renamed Protostar I, was launched on July 8, 2008 from the European Spaceport in Kourou, French Guiana.

As of December 31, 2008, funds affiliated with MHR hold $83.7 million in principal amount of Telesat Canada 11% Senior Notes and $29.75 million in principal amount of Telesat Canada 12.5% Senior Subordinated Notes.

In connection with the $300.0 million preferred stock financing in 2007, with affiliated funds of MHR, we paid MHR a placement fee of $6.8 million and paid $4.4 million in legal and financial advisory fees and out-of-pocket expenses incurred by MHR (see Note 10).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Relationships

In the ordinary course of business, SS/L has entered into satellite construction contracts and Loral Skynet had entered into telemetry, tracking and control agreements and transponder lease agreements with affiliates of EchoStar Communications Corporation, a corporation that owns more than 6% of our common stock. The Loral Skynet agreements have been assigned to Telesat Canada in connection with the Telesat Canada transaction.

Mr. Targoff serves on the board of directors of Leap Wireless International, Inc., a company of which Dr. Rachesky is the non-executive Chairman of the Board and of which another Loral director is a board member.

In 2006, Loral entered into a consulting agreement with a director, Dean A. Olmstead. Pursuant to this agreement, Mr. Olmstead provided consulting services to the Company relating generally to exploration of strategic and growth opportunities for Loral and achievement of efficiencies within the Company’s divisions. The Company granted to Mr. Olmstead seven-year options to purchase 120,000 shares of common stock of the Company, with a per-share exercise price equal to $27.135. Vesting of options for 100,000 of these shares was based on performance, while options for 20,000 shares were to vest over a four-year period. Mr. Olmstead earned total compensation of $0.5 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively, not including stock-based compensation of $2.6 million recorded in 2007.

The consulting agreement was terminated effective as of October 31, 2007, and Mr. Olmstead was paid a termination fee of $0.3 million during the first quarter of 2008. On January 10, 2008, Mr. Olmstead resigned from the Board of Directors of the Company. All of Mr. Olmstead’s 100,000 performance-based options to purchase Loral common stock at $27.135 vested upon consummation of the Telesat Canada transaction, and he exercised those options in November 2007. 10,000 of Mr. Olmstead’s 20,000 time-based options to purchase shares of Loral common stock at $27.135 were fully vested as of the termination of Mr. Olmstead’s consulting agreement but expired without having been exercised on January 31, 2008; the remaining 10,000 options were cancelled upon termination of his consulting agreement. In addition, Mr. Olmstead had previously been granted 1,000 shares of restricted stock as part of his compensation for services rendered as a director prior to his becoming a consultant, 500 shares of which were vested and 500 shares of which were forfeited upon his resignation as a director.

17.	Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2008
Revenues	$218,537	$208,061	$212,519	$230,281
Operating income (loss),	(10,810)	4,536	(5,795)	(181,908)
Income (loss) before income taxes, equity in net income (losses) of affiliates and minority interest	(4,904)	60,755	(5,433)	(201,941)
Equity in net income (losses) of affiliates	(64,537)	2,838	(39,353)	(394,597)
Net (loss) income	(71,217)	51,950	(44,225)	(629,424)
Basic and diluted income (loss) per share(1):
Basic income (loss) per share	(3.83)	2.27	(2.50)	(31.13)
Diluted income (loss) per share	(3.83)	2.16	(2.50)	(31.13)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2007
Revenues	$220,532	$226,000	$235,640	$200,282
Operating income (loss),	(11,798)	(15,121)	66	72,109
Income (loss) before income taxes, equity in net losses of affiliates and minority interest	(4,011)	54,990	58,441	48,366
Minority interest	(6,986)	(6,487)	(7,078)	(2,689)
Net income (loss)	(16,823)	20,627	25,929	(74)
Basic and diluted loss per share(1):
Basic income (loss) per share	(2.16)	0.70	0.99	(0.30)
Diluted income (loss) per share	(2.16)	0.67	0.96	(0.30)

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2008, 2007 and 2006
(in thousands)

	Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	From	End of
Description	of Period	Expenses	Accounts(1)	Reserves(2)	Period

Year ended 2006
Allowance for billed receivables	$5,462	$(307)	$1	$(3,532)	$1,624

Inventory allowance	$33,742	$1,678	$—	$(5,822)	$29,598

Deferred tax valuation allowance	$337,346	$—	$3,905	$(36,367)	$304,884

Year ended 2007
Allowance for billed receivables	$1,624	$(397)	$20	$(1,024)	$223

Inventory allowance	$29,598	$(543)	$—	$(609)	$28,446

Deferred tax valuation allowance	$304,884	$16,287	$(34,749)	$(45,194)	$241,228

Year ended 2008
Allowance for billed receivables	$223	$700	$—	$—	$923

Inventory allowance	$28,446	$—	$—	$(1,246)	$27,200

Deferred tax valuation allowance	$241,228	$202,510	$82,611	$(38,587)	$487,762

(1)	The allowance for long-term receivables is recorded as a reduction to revenues. Changes in the deferred tax valuation allowance which have been charged to other accounts have been recorded in accumulated other comprehensive income, goodwill and other deferred tax assets.

(2)	Deductions from reserves reflect write-offs of uncollectible billed receivables, disposals of inventory and reversal of excess deferred tax valuation allowance recorded as a reduction to goodwill.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders of Telesat Holdings Inc.

We have audited the consolidated balance sheets of Telesat Holdings Inc. as at December 31, 2008 and 2007 and the consolidated statements of (loss) earnings, comprehensive (loss) income, shareholders’ equity and cash flow for the year ended December 31, 2008 and for the period from October 31 to December 31, 2007 (Successor Entity operations), and for the period from January 1 to October 30, 2007 and the year ended December 31, 2006 (Predecessor Entity operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Entity consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from October 31 to December 31, 2007 in accordance with Canadian generally accepted accounting principles. Further, in our opinion, the Predecessor Entity consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the period from January 1 to October 30, 2007 and the year ended December 31, 2006 in accordance with Canadian generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Independent Registered Chartered Accountants Licensed Public Accountants Toronto, Canada March 10, 2009

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 10, 2009

Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Difference

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph when there are changes in accounting principles that have a material effect on the comparability of the Company’s financial statements, such as the changes described in Note 2 to the consolidated financial statements. Our report to the Shareholders, dated March 10, 2009, is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 10, 2009

TELESAT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
(In thousands of Canadian dollars)

		Successor Entity		Predecessor Entity
			For the Period	For the Period
			October 31	January 1
		Year Ended	to	to	Year Ended
		December 31,	December 31,	October 30,	December 31,
	Notes	2008	2007	2007	2006
Operating revenues
Service revenues		680,791	103,509	384,428	435,123
Equipment sales revenues		30,584	7,907	40,760	41,280
Sales-type lease revenues		—	—	32,599	2,562

Operating revenues	(4)	711,375	111,416	457,787	478,965

Amortization		235,640	40,046	105,788	120,712
Operations and administration		247,550	43,276	144,307	183,388
Cost of equipment sales		24,368	6,485	34,723	33,625
Cost of sales-type lease		—	—	15,519	953
Impairment loss on long-lived assets	(11)	2,373	—	2,116	—
Impairment loss on intangible assets	(12)	483,000	—	—	—

Total operating expenses		992,931	89,807	302,453	338,678

Earnings from operations		(281,556)	21,609	155,334	140,287
Interest expense	(5)	(257,641)	(43,861)	(8,548)	(12,459)
Other expense	(6)	(448,083)	(43,969)	(7,967)	(2,155)

(Loss) earnings before income taxes		(987,280)	(66,221)	138,819	125,673
Income tax recovery (expense)	(7)	164,879	62,170	(57,077)	(21,688)

Net (loss) earnings		(822,401)	(4,051)	81,742	103,985
Dividends on preferred shares		—	—	—	(1,487)

Net (loss) earnings applicable to common shares		(822,401)	(4,051)	81,742	102,498

TELESAT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands of Canadian dollars)

	Successor Entity		Predecessor Entity
		For the Period	For the Period
		October 31	January 1
	Year Ended	to	to	Year Ended
	December 31,	December 31,	October 30,	December 31,
	2008	2007	2007	2006
Net (loss) earnings	(822,401)	(4,051)	81,742	103,985
Other comprehensive (loss) income:
Unrealized gain (loss) on translation of financial statements of self sustaining foreign operations	(5,053)	(665)	2,542	(526)
Related tax	(2,090)	66	(827)	78
Loss on derivatives designated as cash flow hedges	—	—	(29,061)	—
Related tax	—	—	9,242	—
Gain on derivatives designated as cash flow hedges in prior periods transferred to net income in the current period	—	—	8,190	—
Related tax	—	—	(2,605)	—

Comprehensive (loss) income	(829,544)	(4,650)	69,223	103,537

TELESAT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of Canadian dollars)

FOR THE YEAR ENDED DECEMBER 31, 2008 WITH COMPARATIVE FIGURES FOR THE PERIODS ENDED DECEMBER 31, 2007, OCTOBER 30, 2007 AND DECEMBER 31, 2006

								Total
								(Accumulated
								Deficit)
								Retained
								Earnings
								and
						(Accumulated	Accumulated	Accumulated
						Deficit)	Other	Other	Total
			Common	Contributed	Preferred	Retained	Comprehensive	Comprehensive	Shareholders’
	Notes		Shares	Surplus	Shares	Earnings	(Loss) Income	(Loss) Income	Equity

Predecessor entity
Balance at January 1, 2006			341,116	5,152	50,000	283,865	(1,835)	282,030	678,298
Acquisition of 3652041 Canada Inc.	(3)		—	(21,200)	—	—	—	—	(21,200)
Sale of investment in TMI Telecommunications	(3)		—	200,291	—	—	—	—	200,291
Stock-based compensation			—	173	—	—	—	—	173
Net earnings			—	—	—	103,985	—	103,985	103,985
Dividends declared on preferred shares			—	—	—	(1,487)	—	(1,487)	(1,487)
Other			—	—	—	35	—	35	35
Change in cumulative translation adjustment			—	—	—	—	(448)	(448)	(448)
Redemption of preferred shares			—	—	(50,000)	—	—	—	(50,000)

Balance at December 31, 2006			341,116	184,416	—	386,398	(2,283)	384,115	909,647

Adjustment for changes in accounting policies			—	—	—	(401)	1,239	838	838
Stock compensation			—	617	—	—	—	—	617
Net earnings			—	—	—	81,742	—	81,742	81,742
Reorganization	(1)		—	(185,033)	—	(579,807)	—	(579,807)	(764,840)
Unrealized gains on translation of financial statements of self sustaining foreign operations			—	—	—	—	1,715	1,715	1,715
Gains and losses on derivatives designated as cash flow hedges			—	—	—	—	(19,819)	(19,819)	(19,819)
Gains and losses on derivatives designated as cash flow hedges in prior periods transferred to net income in the current period			—	—	—	—	5,585	5,585	5,585
Balance at October 30, 2007 (prior to acquisition transactions)			341,116	—	—	(112,068)	(13,563)	(125,631)	215,485
Telesat Holdings Inc. Acquisition Transactions and adjustments			(341,116)	—	—	112,068	13,563	125,631	(215,485)

Successor entity
Balance at October 31, 2007			—	—	—	—	—	—	—
Common shares issued as part of the sale transaction	(3	), (16)	756,414	—	—	—	—	—	756,414
Preferred shares issued as part of the sale transaction	(3	), (16)	—	—	541,764	—	—	—	541,764
Net loss			—	—	—	(4,051)	—	(4,051)	(4,051)
Unrealized losses on translation of financial statements of self sustaining foreign operations			—	—	—	—	(599)	(599)	(599)

Balance at December 31, 2007			756,414	—	541,764	(4,051)	(599)	(4,650)	1,293,528

Net loss			—	—	—	(822,401)	—	(822,401)	(822,401)
Unrealized losses on translation of financial statements of self sustaining foreign operations			—	—	—	—	(7,143)	(7,143)	(7,143)
Stock-based compensation			—	5,448	—	—	—	—	5,448

Balance at December 31, 2008			756,414	5,448	541,764	(826,452)	(7,742)	(834,194)	469,432

TELESAT HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of Canadian dollars)

		December 31,	December 31,
	Notes	2008	2007

ASSETS
Current assets
Cash and cash equivalents		98,539	42,203
Accounts receivable	(8)	61,933	53,875
Current future tax asset	(7)	2,581	2,594
Assets held for sale	(9)	—	4,037
Other current assets	(10)	49,187	57,777

Total current assets		212,240	160,486
Satellites, property and other equipment, net	(4), (11)	1,883,576	1,790,633
Other long-term assets	(10)	42,303	27,368
Intangible assets, net	(12)	582,035	1,120,338
Goodwill	(12)	2,446,603	2,446,603

Total assets		5,166,757	5,545,428

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		48,792	61,599
Other current liabilities	(13)	138,095	152,375
Debt due within one year	(14)	23,272	18,419

Total current liabilities		210,159	232,393
Debt financing	(14)	3,513,223	2,775,944
Future tax liability	(7)	266,372	439,641
Other long-term liabilities	(13)	566,136	662,487
Senior preferred shares	(15)	141,435	141,435

Total liabilities		4,697,325	4,251,900

Shareholders’ equity
Common shares (74,252,460 common shares issued and outstanding)	(16)	756,414	756,414
Preferred shares	(16)	541,764	541,764

		1,298,178	1,298,178

Accumulated deficit		(826,452)	(4,051)
Accumulated other comprehensive loss		(7,742)	(599)

		(834,194)	(4,650)

Contributed surplus	(20)	5,448	—

Total shareholders’ equity		469,432	1,293,528

Total liabilities and shareholders’ equity		5,166,757	5,545,428

TELESAT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of Canadian dollars)

	Successor Entity			Predecessor Entity
		Year Ended	For the Period	For the Period	Year Ended
		December 31,	October 31 to	January 1 to	December 31,
For The Period Ended	Notes	2008	December 31, 2007	October 30, 2007	2006
Cash flows from operating activities
Net (loss) earnings		(822,401)	(4,051)	81,742	103,985
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Gross profit on sales-type lease			—	(5,881)	(1,609)
Amortization		235,640	40,046	105,788	120,712
Future income taxes		(175,951)	(60,653)	24,292	1,205
Unrealized foreign exchange loss		695,445	43,066	—	—
Unrealized gain on derivatives		(247,931)	—	—	—
Dividends on preferred shares	(5)	9,855	1,695	—	—
Stock-based compensation expense	(20)	5,448	—	—	—
Impairment losses	(11), (12)	485,373	—	—	—
Other		(43,867)	(317)	1,874	(18,954)
Customer prepayments on future satellite services		88,587	—	17,721	12,322
Operating assets and liabilities	(17)	48,859	205,490	27,091	11,621

		279,057	225,276	252,627	229,282

Cash flows used in investing activities
Satellite programs		(263,763)	(15,496)	(183,494)	(189,444)
Property additions		(8,862)	(14,019)	(5,830)	(15,963)
Maturity of short-term investments		—	—	2,312	48,997
Business acquisitions	(3)	—	(3,229,194)	(180)	(3,942)
Proceeds on disposals of assets		5,120	25	159	178
Insurance proceeds		4,006	—	—	—

		(263,499)	(3,258,684)	(187,033)	(160,174)

Cash flows from financing activities
Debt financing and bank loans		186,687	2,767,716	73,000	83,862
Repayment of bank loans and debt financing		(91,560)	(44,899)	(84,090)	(15,026)
Capitalized debt issuance costs		(19,131)	(83,585)	—	—
Note repayment		—	(129,334)	—	(150,000)
Success fee payments		—	—	(24,000)	—
Common shares issued		—	311,124	—	—
Preferred shares issued (repurchased)		—	258,833	—	(50,000)
Capital lease payments		(30,954)	(1,306)	(7,713)	(4,612)
Satellite performance incentive payments		(3,524)	(4,196)	(2,022)	(6,108)
Preferred dividends paid		—	—	—	(1,936)

		41,518	3,074,353	(44,825)	(143,820)

Effect of changes in exchange rates on cash and cash equivalents		(740)	1,258	(1,676)	(132)
Increase (decrease) in cash and cash equivalents		56,336	42,203	19,093	(74,844)
Cash and cash equivalents, beginning of period		42,203	—	38,661	113,505

Cash and cash equivalents, end of period	(17)	98,539	42,203	57,754	38,661

Supplemental disclosure of cash flow information
Interest paid		286,784	18,339	18,139	30,661
Income taxes paid		8,866	343	21,347	34,032

		295,650	18,682	39,486	64,693

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

1.	Background of the Company and Basis of Presentation

Telesat Holdings Inc. (“the Company” or “Telesat”), formerly known as Telesat Canada, is the world’s fourth largest provider of fixed satellite services. Headquartered in Ottawa, Canada, with offices and facilities around the world, Telesat provides voice, data, video and Internet connectivity services using a global fleet of ten owned and operated satellites and three leased satellites, with two additional satellites under construction. Telesat offers a broad suite of satellite services to more than 400 customers worldwide, comprising some of the world’s leading television broadcasters, cable programmers, DTH service providers, ISPs, telecommunications carriers, corporations and government agencies. In addition, the Company provides satellite-related consulting and technical services and manages the operations of 13 additional satellites for third parties.

On October 31, 2007 Canada’s Public Sector Pension Investment Board (“PSP”) and Loral Space & Communications Inc. (“Loral”), through a newly formed entity called Telesat Holdings Inc. completed the acquisition of Telesat Canada from BCE Inc. (“BCE”). Loral and PSP hold an economic interest in Telesat of 64% and 36%, respectively, and a voting interest of 33 1/3% and 66 2/3% respectively.

As part of the same transaction, substantially all of the assets of a Loral subsidiary, Loral Skynet Corporation (“Skynet”), were transferred to Telesat, along with the shares of all of the legacy Skynet subsidiaries. Skynet is a satellite communications company with substantial activities in satellite based communication services.

These consolidated financial statements reflect the financial statements of Telesat Holdings Inc. and its subsidiaries on a consolidated basis. The consolidated financial statements of Telesat Canada presented for the year ended December 31, 2006 and the period January 1, 2007 to October 30, 2007, represent the “Predecessor” entity. The consolidated financial statements of Telesat Holdings Inc. for the two months ended December 31, 2007 and the year ended December 31, 2008 represent the “Successor” entity. The consolidated financial statements of Telesat Holdings Inc. have been prepared in accordance with Canadian generally accepted accounting principles (“GAAP”) and include the results of its wholly owned subsidiaries Telesat Interco Inc., Telesat Canada, Infosat Communications Inc. (“Infosat”), Telesat Brasil Limitada (“Telesat Brazil”), The SpaceConnection, Inc. (“SpaceConnection”), Telesat Satellite Holdings Corporation and its wholly owned subsidiaries, and Telesat Asia Pacific Satellite (HK) Limited. All transactions and balances between these companies have been eliminated on consolidation. As a result of the application of purchase accounting, the financial statements of the Predecessor are not comparable with the financial statements of the Successor, because they are, in effect, those of a new entity. See note 3 “Business acquisitions”.

Reorganization of Predecessor

On January 1, 2007, Telesat Canada, its parent Alouette Telecommunications Inc. (“Alouette”) and the Telesat Canada subsidiary 4387678 Canada Inc. (“4387678”) amalgamated. The name of the amalgamated entity was Telesat Canada and its authorized share capital was an unlimited number of common shares. The shares of Telesat Canada and 4387678 were cancelled, and the class A, B, and C shares of Alouette were converted into 100 common shares of the amalgamated entity.

The following significant non-cash adjustments were made to the 2007 comparative statement of shareholder’s equity as a result of the continuity of interest accounting:

•	Decrease of $185.0 million to contributed surplus

•	Decrease of $579.8 million to retained earnings

Regulation

As an operator of a privately owned global satellite system, Telesat is subject to: the regulatory authority of the Canadian government and other countries which license its satellites; the regulatory authority of other countries

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

in which it operates; and the frequency coordination process of the International Telecommunication Union (“ITU”). Telesat’s ability to provide satellite services in a particular country or region is subject also to the technical constraints of its satellites, international coordination, constraints associated with local regulatory approval and any limitation to those approvals.

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

Telesat’s ground network services have been forborne from regulation since 1994. The CRTC has the right of examination of the Company’s accounting policies.

2.	Significant Accounting Policies

These policies are consistent with those followed by the Predecessor unless otherwise stated.

Use of Estimates

When preparing financial statements according to GAAP, management makes estimates and assumptions relating to the reported amounts of revenues and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. Telesat bases its estimates on a number of factors, including historical experience, current events and actions that the Company may undertake in the future, and other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. We use estimates when accounting for certain items such as revenues, allowance for doubtful accounts, useful lives of long-lived assets, capitalized interest, asset impairments, inventory reserves, legal and tax contingencies, employee compensation plans, employee benefit plans, evaluation of minimum lease terms for operating leases, income taxes and goodwill and intangible asset impairments. We also use estimates when recording the fair values of assets acquired and liabilities assumed in a business combination.

Revenue Recognition

Telesat recognizes operating revenues when earned, as services are rendered or as products are delivered to customers. There must be clear proof that an arrangement exists, the amount of revenue must be fixed or determinable and collectibility must be reasonably assured. Consulting revenues for cost plus contracts are recognized after the work has been completed and accepted by the customer. The percentage of completion method is used for fixed price consulting revenue contracts. Deferred revenues consist of remuneration received in advance of the provision of service and are recognized in income on a straight-line basis over the term of the related customer contract. When it is questionable whether or not Telesat is the principal in a transaction, the transaction is evaluated to determine whether it should be recorded on a gross or net basis.

Equipment sales revenues are recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty or return and there is no general right of return. Historically Telesat has not incurred significant expense for warranties and consequently no provision for warranty is recorded. When a transaction involves more than one product or service, revenue is allocated to each deliverable based on its relative fair value; otherwise, revenue is recognized as services are provided over the term of the customer contract.

Lease contracts that qualify for capital lease treatment are accounted for as sales-type leases. Sales-type leases are those where substantially all of the benefits and risks of ownership are transferred to the customer. Sales

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

revenue recognized at the inception of the lease represents the present value of the minimum lease payments net of any executory costs, computed at the interest rate implicit in the lease. Unearned finance income, effectively the difference between the total minimum lease payments and the aggregate present value, is deferred and recognized in earnings over the lease term to produce a constant rate of return on the investment in the lease. The net investment in the lease includes the minimum lease payments receivable less the unearned finance income.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less are classified as cash and cash equivalents.

Inventories

Inventories are valued at the lower of cost or net realizable value and consist of work in process and finished goods. Cost for substantially all network equipment inventories is determined on an average cost basis. Cost for work in process and certain one-of-a-kind finished goods is determined using the specific identification method.

Satellites, Property and Other Equipment

On October 31, 2007 the existing satellites, property and other equipment were recorded at their fair values in conjunction with the allocation of the purchase price (note 3) for the acquisition of Telesat and Skynet. Satellites, property and other equipment, which are carried at cost (equal to fair value for assets acquired on October 31, 2007) less accumulated amortization, include the contractual cost of equipment, capitalized engineering and, with respect to satellites, the cost of launch services, launch insurance and capitalized interest during construction.

The Company shares equally with a developer, the ownership, cost and debt of the Company’s headquarters’ land and building. The Company has leased the developer’s share of the building which is accounted for as a capital lease.

Amortization is calculated using the straight line method over the respective estimated service lives of the assets for the Successor. The Predecessor used the straight line method over the respective estimated service lives of the assets based on equal life group procedures. The estimate of useful lives were reviewed every year and adjusted if necessary. Below are the estimated useful lives in years of satellites, property and other equipment as of December 31, 2008.

Years

Satellites	6 to 15
Transponders under capital lease	6 to 14
Earth stations	5 to 30
Office buildings and other	3 to 30

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

The investment in each satellite will be removed from the property accounts when the satellite has been fully amortized and is no longer in service. When other property is retired from operations at the end of its useful life, the amount of the investment and accumulated amortization are removed from the accounts. Earnings are credited with

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

the amount of any net salvage and charged with any net cost of removal. When an item is sold prior to the end of its useful life, the gain or loss is recognized in earnings immediately.

Impairment of Long-Lived Assets

Long-lived assets, including finite life intangible assets and satellites, property and other equipment, are assessed for impairment when events or changes in circumstances indicate that the carrying value exceeds the total undiscounted cash flows expected from the use and disposition of the assets. If impairment is indicated, the loss is determined by deducting the asset’s fair value (based on discounted cash flows expected from its use and disposition) from its carrying value and is recorded as an operating expense.

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

For those subsidiaries considered to be self-sustaining foreign operations, assets and liabilities are translated at the exchange rate in effect on the balance sheet date, and revenues and expenses are translated at average exchange rates during the year. The resulting unrealized gains or losses are reflected as a component of other comprehensive income (“OCI”). For those subsidiaries considered to be integrated foreign operations, non-monetary assets and liabilities are translated at their historical exchange rates and monetary assets and liabilities are translated at the exchange rate in effect on the balance sheet date, and revenues and expenses are translated at average exchange rates during the year. The resulting unrealized gains or losses are reflected as a component of net earnings.

Financial Instruments

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

Financial assets and financial liabilities that are classified as held-for-trading and available-for-sale are measured at fair value. The unrealized gains and losses relating to the held-for-trading assets and liabilities are recorded in the consolidated statement of earnings and in other comprehensive income for the assets and liabilities which are classified as available-for-sale. Loans and receivables and other liabilities are recorded at amortized cost. Derivatives, including embedded derivatives that must be separately accounted for, are recorded at fair value on the consolidated balance sheet. Changes in the fair values of derivative instruments are recognized in the consolidated statement of earnings.

The Company has chosen to account for embedded foreign currency derivatives in a host contract as a single instrument where the contract requires payments denominated in the currency that is commonly used in contracts to procure non-financial items in the economic environment in which Telesat transacts.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Telesat uses derivative financial instruments to manage its exposure to foreign exchange rate risk associated with anticipated purchases and with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. The use of derivatives is expected to generate enough cash flows and gains or incur losses to offset these risks. The Company’s risk management policy does not permit the use of derivative financial instruments for speculative purposes. Currently, Telesat does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All gains and losses on these derivative financial instruments are recorded in the statement of earnings.

The Predecessor documented all relationships between derivatives and the items they hedged, and the risk management objective and strategy for using various hedges. This process included linking every derivative to a specific asset or liability on the balance sheet, or to a specific firm commitment or to an anticipated transaction. The effectiveness of the derivative in managing risk was assessed when the hedge was put in place and on an ongoing basis. Hedge accounting was stopped when a hedge was no longer effective.

In a fair value hedging relationship, changes in both fair value of the hedging instrument and the fair value of the hedged item were recognized in net income. The changes in the fair value of the hedged item were offset by changes in the fair value of the hedging instrument to the extent that the hedging relationship was effective. In a cash flow hedging relationship, the effective portion of the change in the fair value of the hedging instrument was recognized in OCI while the ineffective portion was recognized in net income. Unrealized gains and losses in OCI and Accumulated Other Comprehensive Income (“AOCI”) were reclassified into net income and retained earnings on the same basis that the hedged item affected net earnings.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets were recorded on the acquisition of Telesat Canada and Skynet as described in note 1. For goodwill and intangible assets with indefinite useful lives, an assessment for impairment is undertaken on an annual basis in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets is likely to exceed their fair value. The Company considers orbital slots and trade names to be indefinite lived intangible assets. Finite-lived intangible assets consist of revenue backlog, customer relationships, favourable leases, transponder rights and patents, all of which were recorded in connection with the acquisition of Telesat Canada and Skynet. Intangible assets with finite useful lives are amortized over their estimated useful lives using the straight-line method of amortization. Below are the estimated useful lives of the finite-lived intangible:

Years

Revenue backlog	4 to 17
Customer relationships	11 to 21
Favourable leases	3 to 4
Concession right	15
Transponder rights	6 to 14
Patents	18

The estimates of useful lives are reviewed every year and adjusted if necessary.

Employee Benefit Plans

Telesat maintains one contributory and three non-contributory defined benefit pension plans which provide benefits based on length of service and rate of pay. Telesat is responsible for adequately funding these defined benefit pension plans. Contributions are made based on various actuarial cost methods that are permitted by pension regulatory bodies and reflect assumptions about future investment returns, salary projections and future service

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

benefits. Telesat also provides other post-employment and retirement benefits, including health care and life insurance benefits on retirement and various disability plans, workers compensation and medical benefits to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement, under certain circumstances. The Company accrues its obligations under employee benefit plans and the related costs, net of plan assets. Pension costs and other retirement benefits are determined using the projected benefit method prorated on service and management’s best estimate of expected investment performance, salary escalation, retirement ages of employees and expected health care costs.

Pension plan assets are valued at fair value which is also the basis used for calculating the expected rate of return on plan assets. The discount rate is based on the market interest rate of high quality long-term bonds. Past service costs arising from plan amendments are amortized on a straight-line basis over the average remaining service period of the active employees at the date of amendment. The Company deducts 10% of the benefit obligation or the fair value of plan assets, whichever is greater, from the net actuarial gain or loss and amortizes the excess over the average remaining service period of active employees. A valuation is performed at least every three years to determine the present value of the accrued pension and other retirement benefits. The 2008 and 2007 pension expense calculations are extrapolated from a valuation performed as of January 1, 2007. The accrued benefit obligation is extrapolated from an actuarial valuation as of January 1, 2007. The most recent valuation of the pension plans for funding purposes was as of January 1, 2007, and the next required valuation is as of January 1, 2010.

In addition, Telesat provides certain health care and life insurance benefits for retired employees and dependents of Skynet. These benefits are funded primarily on a pay-as-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and co-insurance provisions.

Stock-Based Compensation Plans

The Company introduced a stock incentive plan for certain key employees in 2008 and has adopted the fair-value based method for measuring the compensation cost of employee stock options using the Black-Scholes pricing model.

Both Telesat Canada and Skynet offered stock-based compensation plans to certain employees prior to being acquired by Telesat. There were no further options granted under either of these plans subsequent to October 30, 2007 as these plans were discontinued with the acquisition of Telesat Canada and Skynet by Telesat.

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

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Recent Accounting Pronouncements

On January 1, 2008 the Company adopted the new accounting standards that were issued by the Canadian Institute of Chartered Accountants (“CICA”): Handbook sections 1400 “General Standards of Financial Statement Presentation”, 1535 “Capital Disclosures”, 3031 “Inventories”, 3862 “Financial Instruments — Disclosures”, and 3863 Financial Instruments — Presentation”. Sections 1535, 3862 and 3863 have been applied prospectively in note 18, Capital Disclosures, and note 19, Financial Instruments. Sections 1400 and 3031 were also applied prospectively, however there was no impact on these financial statements.

CICA Handbook Section 1400, “General Standards of Financial Statement Presentation”, specifies that Management is required to make an assessment of an entity’s ability to continue as a going concern and should take into account all available information about the future, which is at least but not limited to 12 months from the balance sheet date. Disclosure is required of material uncertainties related to events or conditions that may cast significant doubt upon the entity’s ability to continue as a going concern.

CICA Handbook Section 1535 “Capital Disclosures” specifies the disclosure of an entity’s objectives, policies and processes for managing capital and how it is meeting those objectives.

CICA Handbook Section 3031, “Inventories”, replaced the old Section 3030, “Inventories”. Under the new section, inventories are required to be measured at the “lower of cost and net realizable value”, which is different from the previous guidance of the “lower of cost and market”. The new section also requires, when applicable, the reversal of any write-downs previously recognized.

CICA Handbook Section 3862, “Financial Instruments — Disclosure” (Section 3862) and Section 3863, “Financial Instruments — Presentation” (Section 3863), replaced Handbook Section 3861, “Financial Instruments — Disclosure and Presentation”. The objective of the disclosure requirements of Section 3862 is to provide information about the significance of financial instruments to the Company’s financial position and performance, and the nature and extent of risks arising from financial instruments to which the Company is exposed and how the Company manages those risks. Section 3863 carries forward standards for presentation of financial instruments and non-financial derivatives and provides guidance for the classification of financial instruments, from the perspective of the issuer, between liabilities and equity, the classification of related interest, dividends, losses and gains, and circumstances in which financial assets and financial liabilities are offset.

The Company is assessing the impact of the following standards on its financial reporting.

In February 2008, the CICA issued handbook section 3064 “Goodwill and Intangible Assets”, which replaces sections 3062 and 3450. Section 3064 applies to goodwill and intangible assets subsequent to the initial recognition in a business combination and establishes standards for recognition, measurement, presentation and disclosure of intangible assets. This new standard is effective for Telesat beginning January 1, 2009.

In January 2009, the CICA issued handbook section 1582 “Business Combinations” which replaces section 1581. This standard establishes the principles and requirements of the acquisition method for business combination and related disclosures and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 2011 with earlier adoption permitted.

In January 2009, the CICA issued handbook section 1601 “Consolidated Financial Statements” and section 1602 “Non-controlling Interest” which replace section 1600. Section 1601 establishes standards for the preparation of consolidated financial statements. Section 1602 provides guidance on accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination. These standards are effective on or after the beginning of the first annual reporting period on or after January 2011 with earlier adoption permitted.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3.	Business Acquisitions

Fifth Dimension Television Acquisition

On May 9, 2008, SpaceConnection completed the acquisition of the assets of Fifth Dimension Television, with the effective date of the agreement being April 1, 2008. The purchase price is based on a profit-sharing arrangement for a percentage of future monthly occasional use revenues collected, as well as a percentage of future margins on certain space only customer contracts, from the effective date of the acquisition until December 31, 2010, and will not exceed $0.8 million. Profit-sharing payments of $0.2 million have been expensed as at December 31, 2008.

Telesat Canada Acquisition

On October 31, 2007, PSP and Loral, through a newly formed entity, Telesat, completed the acquisition of 100% of the common shares of Telesat Canada from BCE Inc. Loral and PSP will hold an economic interest in Telesat of 64% and 36%, respectively, and a voting interest of 33 1/3% and 66 2/3% respectively. As part of the Telesat Canada acquisition, substantially all of the assets of a Loral subsidiary, Loral Skynet Corporation, were transferred to Telesat. In addition, Telesat acquired the shares of the remaining Loral Skynet subsidiaries. The aggregate fair value of the net assets transferred by Loral Skynet was $773.7 million, of which $24 million was paid using cash equivalents and the balance in common shares and non-voting participating preferred shares of Telesat. In addition, Loral Skynet transferred foreign exchange forward contracts with a value of $119.9 million, in exchange for non-voting participating preferred shares, which were settled for cash on October 31, 2007 and have been included in the balance of cash acquired. The Telesat Canada purchase price was paid in cash. The shares issued as part of the purchase transaction were valued based on the estimated fair value of the assets contributed by Loral Skynet as agreed to by the shareholders. The results of operations for Telesat Canada and Skynet have been included in these consolidated financial statements since October 31, 2007. The acquisition has been accounted for as a purchase transaction.

The asset and liability values acquired are based on a purchase price which was calculated as follows:

Total

Cash paid (net of cash acquired)	3,229,194
Shares issued (note 16)	869,656
Transaction costs	32,692

Purchase price	4,131,542

Other adjustments include severance costs and adjustments to the pension plan as a result of the restructuring at both Telesat Canada and Skynet. The plan to restructure both Telesat Canada and Skynet was in place on October 31, 2007, for the most part was executed on November 30, 2007 and is now fully completed. Severance costs include payments to severed employees in lieu of notice and benefits, as well as incentive bonus payments that would have otherwise been received by the severed employees had they remained with the Company. Of the total severance costs included in the purchase price $5.0 million was paid prior to December 31, 2007. The adjustments to the pension plan include an increase in the benefit obligation as a result of the early retirement program which was partially offset by a curtailment gain due to the overall decrease in the number of employees.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Telesat determined the fair value of the assets acquired and liabilities assumed based on

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

information available as well as certain reasonable assumptions. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on October 31, 2007:

Current assets	101,317
Satellites, property and other equipment	1,797,550
Other long term assets	19,219
Intangible assets	1,128,462
Assumed debt	(171,620)
Current liabilities, less current portion of debt	(285,016)
Future income tax liability	(497,419)
Other long term liabilities	(407,554)

Total net assets acquired	1,684,939
Goodwill	2,446,603

Purchase price	4,131,542

The goodwill is representative of the value attributed to the present value of the expected future cash flows of the Company. Of the $1,128.5 million of acquired intangible assets, $596.3 million was assigned to orbital slots and $17.0 million was assigned to trade names, both of which are not subject to amortization. The remaining intangible assets include revenue backlog of $274.5 million, customer relationships of $207.7 million, transponder rights of $28.5, favourable leases of $4.4 million, and patents of $0.1 million all of which will be subject to amortization. See note 12 for disclosure of amortization periods.

Goodwill of $331.3 million and intangible customer relationships and backlog of $60.4 million are being deducted for tax purposes.

Other long term liabilities assumed include severance costs of $15.5 million and adjustments to the pension plan as a result of the restructuring at both Telesat Canada and Skynet.

At December 31, 2007, the outstanding restructuring liabilities were $10.5 million to be paid by December 2009. During 2008, payments of $8.5 million were made resulting in an outstanding restructuring liability of $2.0 million included in accounts payable and accrued liabilities at December 31, 2008. No new restructuring liabilities or adjustments to existing liabilities were recorded in 2008.

Predecessor Acquisitions

In October 2006, Telesat Canada acquired 100% of 3652041 Canada Inc. from BCE, its shareholder, in return for a promissory note payable of $21.2 million. The excess of the $21.2 million cost over BCE’s carrying value (a nominal amount) has been recorded as a reduction of $21.2 million in contributed surplus. Telesat Canada then proceeded to amalgamate its wholly owned subsidiary 3484203 Canada Inc. with 3652041 Canada Inc., creating a new entity: 4387678 Canada Inc. 4387678 Canada Inc. then sold its $0.7 million interest in the limited partnership units of TMI Communications and Company, Limited Partnership (TMI) to BCE and a numbered company owned by BCE in return for promissory notes with a fair market value of $201 million. The excess of the fair market value over the Telesat Canada carrying cost was booked as an increase of $200.3 million in contributed surplus.

4.	Segmented Information

Following the consummation of the Telesat Canada acquisition, the Company operates in a single industry segment, in which it provides satellite-based services to its broadcast, enterprise and consulting customers around

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

the world. As such, segment disclosures are no longer required and are therefore not included for any of the periods presented. See note 3, Business Acquisitions.

The Company derives revenues from the following services:

•	Broadcast — distribution or collection of video and audio signals in the North American and International markets which include television transmit and receive services, occasional use, bundled Digital Video Compression and radio services.

•	Enterprise — provision of satellite capacity and ground network services for voice, data, and image transmission and internet access around the world.

•	Consulting and other — all consulting services related to space and earth segments, government studies, satellite control services and R&D.

Revenues derived from the above service lines were as follows:

	Successor Entity		Predecessor Entity
		For the Period	For the Period
	Year Ended	October 31 to	January 1 to	Year Ended
	December 31,	December 31,	October 30,	December 31,
Revenues	2008	2007	2007	2006
Broadcast	345,382	52,771	254,276	249,692
Enterprise	333,834	53,758	178,888	199,617
Consulting and other	32,159	4,887	24,623	29,656

Total operating revenues	711,375	111,416	457,787	478,965

Geographic Information

Revenue by geographic region was based on the point of origin of the revenues (destination of the billing invoice) and upon the groupings of countries reviewed by the Chief Operating Decision Maker, allocated as follows:

	Successor Entity		Predecessor Entity
		For the Period	For the Period
	Year Ended	October 31 to	January 1 to	Year Ended
	December 31,	December 31,	October 30,	December 31,
Revenues	2008	2007	2007	2006
Revenues — Canada	357,937	60,085	315,200	329,838
Revenues — United States	240,505	34,352	115,993	114,609
Revenues — Europe, Middle East & Africa	47,014	6,403	6,549	8,578
Revenues — Asia, Australia	33,768	5,940	5,550	2,639
Revenues — Latin America & Caribbean	32,151	4,636	14,495	23,301

Total operating revenues	711,375	111,416	457,787	478,965

Goodwill was not allocated to geographic regions in any of the periods.

Telesat’s satellites are in geosynchronous orbit. For disclosure purposes, the Anik and Nimiq satellites have been classified as located in Canada, and the Telstar satellites have been classified as located in the United States.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Satellites, property and other equipment by geographic region, based on the location of the asset, are allocated as follows:

	December 31,	December 31,
	2008	2007

Satellites, property and other equipment — Canada	1,431,145	1,345,534
Satellites, property and other equipment — United States	441,809	434,596
Satellites, property and other equipment — all others	10,622	10,503

Total satellites, property and other equipment	1,883,576	1,790,633

Major Customers

For the year ended December 31, 2008, two customers generating Broadcast revenues in Canada represented 18.18% and 10.94% respectively of consolidated revenues. The same two customers represented 16.8% and 11.1% of consolidated revenues for the two month period ended December 31, 2007, 28.5% and 13.6% for the ten months ended October 30, 2007, predecessor entity, and 26.5% and 14.8% for the year ended December 31, 2006, predecessor entity.

5.	Interest Expense

	Successor Entity		Predecessor Entity
		For the Period	For the Period
	Year Ended	October 31 to	January 1 to	Year Ended
	December 31,	December 31,	October 30,	December 31,
	2008	2007	2007	2006
Debt service costs	286,794	47,535	18,060	24,643
Dividends on senior preferred shares	9,855	1,695	—	—
Capitalized interest	(39,008)	(5,369)	(9,512)	(12,184)

	257,641	43,861	8,548	12,459

6.	Other Expense

	Successor Entity		Predecessor Entity
		For the Period	For the Period
	Year Ended	October 31 to	January 1 to	Year Ended
	December 31,	December 31,	October 30,	December 31,
	2008	2007	2007	2006
Foreign exchange (loss)	(698,056)	(118,034)	(935)	(581)
Gain (loss) on financial instruments(a)	251,686	75,098	(6,653)	—
Interest income	1,888	301	3,130	4,504
Performance incentive payments and milestone interest expense	(4,057)	(499)	(4,078)	(6,018)
Other(b)	456	(835)	569	(60)

	(448,083)	(43,969)	(7,967)	(2,155)

(a)	The loss on financial instruments at October 30, 2007, predecessor entity, includes a net loss of $10.2 million related to derivatives not designated as hedges, as well as a gain of $3.5 million related to a fair value hedge.

(b)	In May 2008, Skynet Satellite Corporation, a wholly-owned subsidiary of Telesat, sold its Hawley facility. Proceeds on this sale were $4.1 million and the resulting loss on the sale of $0.1 million is included in other expense. In February 2008, Infosat sold its security division. Proceeds on this sale were $0.6 million and the resulting gain on the sale of $0.4 million is included in other expense.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

7.	Income Taxes

	Successor Entity		Predecessor Entity
		For the Period	For the Period
	Year Ended	October 31 to	January 1 to	Year Ended
	December 31,	December 31,	October 30,	December 31,
Income tax expense (recovery)	2008	2007	2007	2006
Future	(175,951)	(60,653)	24,292	1,205
Current	11,072	(1,517)	32,785	20,483

	(164,879)	(62,170)	57,077	21,688

A reconciliation of the statutory income tax rate, which is a composite of federal and provincial rates, to the effective income tax rate is as follows:

	Successor Entity		Predecessor Entity
		For the Period	For the Period
	Year Ended	October 31 to	January 1 to	Year Ended
	December 31,	December 31,	October 30,	December 31,
	2008	2007	2007	2006
Statutory income tax rate	33.0%	35.3%	35.3%	35.4%
Permanent differences	(5.9)%	(22.1)%	(15.4)%	2.0%
Adjustment for tax rate changes	(2.5)%	109.1%	(2.4)%	(14.5)%
Impact of acquisition (see note 3)	—	—	1.8%	—
Valuation allowance	(6.8)%	(38.3)%	6.5%	—
Future taxes related to other comprehensive income	—	—	4.8%	—
Charges reflected in equity	—	—	7.6%	—
Other	(1.1)%	9.9%	2.9%	(5.7)%

Effective income tax rate	16.7%	93.9%	41.1%	17.2%

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

	December 31,	December 31,
	2008	2007

Future tax assets
Capital assets	8,904	7,912
Intangible assets	9,482	5,353
Unrealized foreign exchange loss	98,087	13,029
Investments	9,355	8,256
Loss carry forwards	112,386	12,610
Derivative assets	—	4,866
Other	5,415	3,560
Less: valuation allowance	(101,175)	(34,358)

Total future tax assets	142,454	21,228

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

	December 31,	December 31,
	2008	2007

Future tax liabilities
Capital assets	(208,115)	(170,276)
Intangibles	(147,916)	(276,005)
Derivative liabilities	(47,327)	(7,398)
Other	(2,887)	(4,596)

Total future tax liabilities	(406,245)	(458,275)

Net future income tax liability	(263,791)	(437,047)

Net future income tax liability is comprised of:
Net future income tax asset — current portion	2,581	2,594
Net future income tax liability — long-term portion	(266,372)	(439,641)

Net future income tax liability	(263,791)	(437,047)

8.	Accounts and Notes Receivable

	December 31,	December 31,
	2008	2007

Trade receivables — net of allowance for doubtful accounts	63,723	54,114
Less: long-term portion of trade receivables	(1,790)	(239)

	61,933	53,875

The allowance for doubtful accounts was $5.4 at December 31, 2008 and $4.3 million at December 31, 2007.

The long-term portion of trade receivables includes items that will not be collected during the subsequent year and is included in the long-term portion of other assets in note 10.

9.	Assets Held for Sale

As a result of the consolidation of facilities of the two legacy operating entities, Telesat Canada and Loral Skynet, the Hawley facility was slated to be sold as part of the overall integration plan. On February 13, 2008, Skynet Satellite Corporation, a wholly — owned subsidiary of Skynet, entered into an agreement with a third party to sell the Hawley facility, along with most of the equipment located within the facility. The sale closed on May 1, 2008 with net proceeds of $4.1 million being received (see note 6).

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

10.	Other Assets

	December 31, 2008		December 31, 2007
	Current	Long Term	Current	Long Term
	Portion	Portion	Portion	Portion

Net investment in leases(a)	2,217	30	16,747	3,395
Income taxes recoverable	3,943	—	12,847	—
Accrued pension benefit (see note 21)	—	13,610	—	9,911
Prepaid expenses and deposits(b)	16,006	6,755	15,236	712
Deferred charges(c)	10,709	6,224	4,808	8,637
Derivative assets(d)	10,805	8,797	354	—
Inventories(e)	4,723	—	7,239	—
Other assets(f)	784	6,887	546	4,713

	49,187	42,303	57,777	27,368

(a)	The net investment in leases is classified on the balance sheet in other current assets and other long-term assets, and includes the following:

	December 31,	December 31,
Net investment in leases as at	2008	2007

Total minimum lease payments	2,305	21,383
Unearned finance income	(58)	(1,241)
	2,247	20,142

Current portion	(2,217)	(16,747)

Long-term portion	30	3,395

Unearned finance income is allocated to income over the term of the lease in a manner that produces a constant rate of return on the investment in the leases. The investment in the leases for the purposes of income recognition is composed of net minimum lease payments and unearned finance income. Future minimum lease payments receivable under the sales-type leases are $2.3 million in 2009.

(b)	Prepaid expense and deposits includes mainly prepaid insurance for in-orbit satellites, prepaid interest on banker’s acceptances and deposits related to foreign taxes.

(c)	Deferred charges include deferred costs related to deferred revenue, as well as deferred financing charges related to the revolving credit facility and the Canadian term loan facility (note 14).

(d)	Derivative assets, both short and long-term, comprise the following:

		December 31,	December 31,
Derivative asset	Maturity	2007	2008

Foreign currency forward contracts	February 2, 2009 to December 1, 2009	10,805	354
Cross currency basis swap	October 31, 2014	8,797	—

		19,602	354

(e)	Inventories are valued at lower of cost and net realizable value and consist of $3.8 million (2007 — $5.7 million) of finished goods and $0.9 million (2007 — $1.5 million) of work in process. Cost for substantially all network equipment inventories is determined on an average cost basis. Cost for work in process and certain one-of-a-kind finished goods is determined using specific identification. All of the inventories have been pledged as security pursuant to the terms of the credit facilities.

(f)	Other assets, both short and long term components, at December 31, 2008 include: tax indemnifications receivable from Loral of $2.9 million (note 22), other deposits of $1.1 million, investments of $0.6 million, long term trade receivables of $1.8 million, and other assets of $1.3 million. The breakdown at December 31, 2007 includes: tax indemnifications receivable from Loral of $2.3 million, other deposits of $2.1 million, investments of $0.6 million, and long term trade receivables of $0.2 million.

Investments are recorded at cost. No impairments were recorded as no events or changes in circumstances were identified during the period that may have a significant adverse effect on the carrying value of the investments. Telesat has a portfolio interest in Hellas-Sat Consortium

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Limited. The consortium has one satellite which provides regional coverage to Greece, Cyprus and the Balkans. Telesat also holds a nominal portfolio interest in Anik-Colombia. Telesat’s wholly-owned subsidiary Infosat holds a 22% interest in Pakistan’s Comstar ISA Ltd., a satellite service provider which is recorded using the equity method.

11.	Satellites, Property and Other Equipment

		Accumulated	Net Book
	Cost	Amortization	Value

December 31, 2008
Satellites	1,544,396	(177,768)	1,366,628
Earth stations	139,227	(19,012)	120,215
Transponders under capital lease	34,189	(4,943)	29,246
Office buildings and other	36,248	(8,555)	27,693
Construction in progress	339,794	—	339,794

	2,093,854	(210,278)	1,883,576

December 31, 2007
Satellites	1,285,583	(26,324)	1,259,259
Earth stations	120,210	(4,546)	115,664
Transponders under capital lease	38,588	(893)	37,695
Office buildings and other	32,619	(1,544)	31,075
Construction in progress	346,940	—	346,940

	1,823,940	(33,307)	1,790,633

The cost of assets under capital lease, including satellite transponders, was $49.4 million at December 31, 2008 and $55.8 million at December 31, 2007. At December 31, 2008 the net book value of these assets was $29.2 million (2007 - $38.6 million). In April 2008, SpaceConnection renegotiated the terms of two of its capital leases. The result is a reduction to the cost of transponders under capital lease of $13.8 million and a reduction to capital lease liabilities of $14.6 million, and a gain of $0.5 million reflected in other expense.

Consistent with its accounting policy, the Company tests for asset impairment upon the occurrence of triggering events. During the fourth quarter of 2008, the Company determined that, based on the results of certain fuel studies, the life span of the Nimiq 3 satellite was shorter than previously expected, and a triggering event had occurred. Telesat therefore tested the Nimiq 3 satellite for impairment, and upon determining that its carrying amount was not recoverable, recorded an impairment charge of $2.4 in operating expenses. The impairment charge was measured as the excess of the net carrying amount of the satellite over its fair value, with the estimated fair value being based on the present value of the expected future cash flows of Nimiq 3. Amortization will continue to the end of the satellite’s revised estimated service life.

During the second quarter of 2008 Telesat received $4.0 million of insurance proceeds on Anik F3 which reduced the cost of the satellite.

In 2007, Telesat’s indirect subsidiary Telesat Serviços de Telecomunicação Limitada (“TSL”) recognized an asset impairment loss of $2.1 million related to its capital assets. The impairment loss was measured as the excess of the net carrying amount of the asset groups over their fair value, which was estimated based on the expected present value of cash flows associated with each type of asset. The carrying values of earth stations and office buildings and other were reduced by $1.8 million and $0.3 million, respectively. The impairment loss was included in other expense (see note 6). The impairment resulted from the decision to lease TSL’s Belo Teleport, equipment and hub and discontinue the provision of earth segment services in Brazil.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Construction in progress amounts relate primarily to satellites under construction and the related launch service costs. The Nimiq 4 satellite was transferred out of construction in progress to the satellites category upon final acceptance in October 2008. At December 31, 2008 both Telstar 11N and Nimiq 5 are under construction.

12.	Goodwill and Intangible Assets

Goodwill and intangible assets were initially established in connection with the Telesat Canada acquisition described in note 3.

		Accumulated	Net Book
	Cost	Amortization	Value

2008
Finite life intangible assets:
Revenue backlog	274,487	(44,988)	229,499
Customer relationships	207,704	(14,500)	193,204
Favourable leases	4,816	(1,987)	2,829
Concession right	1,230	—	1,230
Transponder rights	28,497	(3,626)	24,871
Patents	59	(4)	55

	516,793	(65,105)	451,688
Indefinite life intangible assets:
Orbital slots	113,347	—	113,347
Trade name	17,000	—	17,000

Total intangible assets	647,140	(65,105)	582,035
Goodwill	2,446,603	—	2,446,603

Goodwill and intangible assets	3,093,743	(65,105)	3,028,638

		Accumulated	Net Book
	Cost	Amortization	Value

2007
Finite life intangible assets:
Revenue backlog	274,487	(5,316)	269,171
Customer relationships	207,704	(2,072)	205,632
Favourable leases	4,368	(218)	4,150
Transponder rights	28,497	(518)	27,979
Patents	59	—	59

	515,115	(8,124)	506,991
Indefinite life intangible assets:
Orbital slots	596,347	—	596,347
Trade name	17,000	—	17,000

Total intangible assets	1,128,462	(8,124)	1,120,338
Goodwill	2,446,603	—	2,446,603

Goodwill and intangible assets	3,575,065	(8,124)	3,566,941

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

During the fourth quarter of 2008, Telesat performed its annual valuation of goodwill and indefinite life intangible assets, which resulted in an impairment charge of $483.0 million to the orbital slots. The impairment charge was measured as the excess of the carrying amount of orbital slots over their fair value, with the estimated fair value being based on the present value of the expected future cash flows to be generated through the use of the orbital slots, and was recorded in other expense (see note 6). The increase of the discount rate due to current market conditions, the impact of a strengthened U.S. dollar on the cost of satellites, as well as the increases to insurance costs and launch services in 2008 reduced the present value of the expected future cash flows for the orbital slots.

After recording the impairment charges on the orbital slots and on its Nimiq 3 satellite (see note 11), the Company performed its annual impairment test on goodwill by comparing the estimated fair value to the adjusted carrying value of the reporting unit. The annual impairment test of goodwill did not result in any impairment. Telesat will continue to monitor, however, whether the impact of the current uncertain economic times results in a requirement to test its balance of goodwill more frequently than on an annual basis. If any such triggering events are identified, a goodwill impairment test would be performed accordingly.

Revenue backlog is amortized based on the annual rate at which the backlog is recognized in revenue. Customer relationships, favourable leases and patents are amortized on a straight-line basis over the asset’s estimated useful life. The Company recorded amortization expense on intangible assets of $55.5 million for the year ended December 31, 2008 ($8.1 million for the two months ended December 31, 2007).

13.	Other Liabilities

	December 31, 2008		December 31, 2007
	Current	Long Term	Current	Long Term
	Portion	Portion	Portion	Portion

Deferred revenues and deposits(a)	61,960	323,608	54,652	257,256
Derivative liabilities(b)	—	82,255	14,811	271,061
Capital lease liabilities(c)	15,644	24,213	29,008	44,344
Deferred satellites performance incentive payments(d)	11,425	60,895	7,533	35,791
Interest payable	43,517	—	40,146	—
Dividends payable on senior preferred shares (see note 15)	—	11,550	1,695	—
Pension and other post retirement liabilities (see note 21)	—	24,957	—	24,313
Other liabilities(e)	5,549	38,658	4,530	29,722

	138,095	566,136	152,375	662,487

(a)	Deferred revenues represent the Company’s liability for the provision of future services and are classified on the balance sheet in other current liabilities and other long-term liabilities. The prepaid amount is brought into income over the period of service to which the prepayment applies. The net amount outstanding at December 31, 2008 will be reflected in the statements of loss as follows: $57.5 million in 2009, $34.0 million in 2010, $32.6 million in 2011, $32.6 million in 2012 , $32.2 million in 2013 and $192.2 million thereafter.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

(b)	Derivative liabilities, both short and long-term, comprise the following:

		December 31,	December 31,
Derivative liability	Maturity	2008	2007

Foreign currency forward contracts	January 1, 2008 to December 1, 2009	—	17,545
Cross currency basis swap	October 31, 2014	—	261,974
Interest rate swaps	January 31, 2010 to November 28, 2011	82,255	6,353

		82,255	285,872

(c)	The capital lease liabilities are classified on the balance sheet in other current liabilities and other long-term liabilities.

	December 31,	December 31,
Capital lease liabilities	2008	2007

Total minimum lease payments	48,889	90,025
Amount representing interest (9)%	(9,032)	(16,673)

	39,857	73,352
Current portion	(15,644)	(29,008)

Long-term portion	24,213	44,344

Future minimum lease payments payable under all capital leases are $18.7 million in 2009, $6.0 million in 2010, $6.1 million in 2011, $6.0 million in 2012, $6.0 million in 2013 and $6.1 million thereafter.

(d)	Deferred satellite performance incentive payments are payable over the lives of the Nimiq 1, Nimiq 4, Anik F1, Anik F2, Anik F3 and Anik F1R satellites. The present value of the payments is capitalized as part of the cost of the satellite, recorded as a liability, and charged against operations as part of the normal amortization of the satellite. The present value of the amounts payable on the successful operation of the transponders are $11.4 million in 2009, $5.2 million in 2010, $4.5 million in 2011, $3.8 million in 2012, $4.0 million in 2013 and $43.4 million thereafter.

(e)	Other liabilities at December 31, 2008 include: tax indemnifications payable to Loral (note 22) of $8.5 million (2007 — $6.9 million), potential income tax liabilities of $2.6 million (2007 — $1.8 million), unfavourable leases of $1.9 million (2007 — $2.2 million), unfavourable customer revenue backlog of $12.8 million (2007 — $15.2 million), income taxes payable of $0.8 million (2007 — $0.9 million), promissory note payable to Loral of $7.4 million (note 23), and other liabilities of $10.2 million (2007 — $7.3 million).

14.	Debt Financing

	December 31,	December 31,
	2008	2007

Senior secured credit facilities(a):
Revolving facility	—	20,000
The Canadian term loan facility	195,000	200,000
The U.S. term loan facility	2,087,010	1,687,652
The U.S. term loan II facility	179,207	5,842
Senior bridge loan(b)	—	667,806
Senior notes(c)	818,620	—
Senior subordinated bridge loan(d)	—	209,324
Senior subordinated notes(e)	256,400	—
Other debt financing(f)	258	3,739

	3,536,495	2,794,363
Current portion	(23,272)	(18,419)

Long-term portion	3,513,223	2,775,944

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

The outstanding debt balances above, with the exception of the revolving credit facility and the Canadian term loan, are shown net of related debt issuance costs. The debt issuance costs related to the revolving credit facility and Canadian term loan are included in deferred charges (see note 10) and are amortized to interest expense on a straight-line basis. All other debt issuance costs are amortized to interest expense using the effective interest method.

(a)	The senior secured credit facilities are secured by substantially all of Telesat’s assets. Under the terms of these facilities, Telesat is required to comply with certain covenants including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions, and restrictions on transactions with affiliates. The financial covenant ratios include total debt to EBITDA for covenant purposes (earnings before interest, taxes, depreciation, amortization and other charges) and EBITDA for covenant purposes to interest expense. Both financial covenant ratios become tighter over the term of the credit facility. At December 31, 2008 Telesat was in compliance with all of the required covenants.

Telesat was required to hedge, at fixed rates, prior to February, 2008, 50% of its floating interest rate debt for a three year period ending October 31, 2010. The Company has complied with this obligation. These derivative instruments have not been designated as hedging instruments for accounting purposes.

Each tranche of the credit facility is subject to mandatory principal repayment requirements, which, in the initial years, are generally an annual amount representing 1% of the initial aggregate principal amount, payable quarterly. The senior secured credit facility has several tranches which are described below:

(i)	A revolving Canadian dollar denominated credit facility (the “revolving facility”) of up to the Canadian dollar equivalent of $153 million (US$124.9 million) is available to Telesat. This revolving facility matures on October 31, 2012 and is available to be drawn at any time. The drawn loans will bear interest at the prime rate or LIBOR or Bankers’ Acceptance plus an applicable margin of 175 to 275 basis points per annum. Undrawn amounts under the facility are subject to a commitment fee. As at December 31, 2008, no funds were drawn under this facility.

(ii)	The Canadian term loan facility is a $200 million loan facility denominated in Canadian dollars, bears interest at a floating rate of the Bankers’ Acceptance rate plus an applicable margin of 275 basis points per annum, and has a maturity of October 31, 2012. The required repayments on the Canadian term loan facility were $5 million for the year ended December 31, 2008 and will be $10 million for the year ended December 31, 2009, $15 million for the year ended December 31, 2010, $90 million for the year ended December 31, 2011 and $80 million for the year ended December 31, 2012. The payments will be made quarterly in varying amounts. The average interest rate was 6.57% for the year ended December 31, 2008, and 7.55% for the two months ended December 31, 2007. This facility was fully drawn at December 31, 2008 and principal repayments are being made as required.

(iii)	The U.S. term loan facility is a $1,755 million loan facility denominated in US dollars ($2,149 million CAD at December 31, 2008), bears interest at LIBOR plus an applicable margin of 300 basis points per annum, and has a maturity of October 31, 2014. The average interest rate was 6.35% for the year ended December 31, 2008, and 7.92% for the two months ended December 31, 2007. This facility was fully drawn at December 31, 2008 and principal repayments are being made as required.

(iv)	The U.S. term loan II facility is a $150 million delayed draw facility denominated in US dollars ($183.7 million CAD at December 31, 2008), bears interest at LIBOR plus an applicable margin of 300 basis points per annum, and has a maturity of October 31, 2014. The average interest rate was

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

6.17% for the year ended December 31, 2008 and 8.0% for the two months ended December 31, 2007. The U.S. term loan II facility was available to be drawn for 12 months after the closing of the Telesat Canada acquisition to fund capital expenditures. The undrawn amount of the U.S. term loan II was subject to a commitment fee. This facility was fully drawn at December 31, 2008 and principal repayments are being made as required.

(b)	The Senior bridge loan was a $692.8 million unsecured loan facility denominated in US dollars ($684.6 million CAD at December 31, 2008), guaranteed by certain Telesat subsidiary entities. This facility had a maturity of October 31, 2008 and an initial interest rate per annum equal to the greater of 9% or three-month LIBOR plus the applicable margin. The applicable margin increased over time subject to an interest rate cap of 11%. The average interest rate was 9.0% for the two months ended December 31, 2007 and 9.0% for the January 1, 2008 to June 29, 2008 period.

(c)	On June 30, 2008, Telesat exchanged the outstanding US$692.8 million Senior bridge loan for US$692.8 million Senior notes. The Senior notes bear interest at an annual rate of 11.0% and are due November 1, 2015. The Senior notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior notes prior to May 1, 2012, in each case subject to exceptions provided in the Senior notes indenture.

(d)	The Senior subordinated bridge loan was a $217.2 million unsecured loan facility denominated in US dollars ($214.6 million CAD), guaranteed by certain Telesat subsidiary entities. This facility had a maturity of October 31, 2008 and an initial interest rate per annum equal to the greater of 10.5% or three-month LIBOR plus the applicable margin. The applicable margin increased over time subject to an interest rate cap of 12.5%. The average interest rate was 10.5% for the two months ended December 31, 2007, and 10.5% for the January 1, 2008 to June 29, 2008 period.

(e)	On June 30, 2008, Telesat also exchanged the outstanding US$217.2 million Senior subordinated bridge loan for US$217.2 million Senior subordinated notes. The Senior subordinated notes bear interest at a rate of 12.5% and are due November 1, 2017. The Senior subordinated notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior subordinated notes prior to May 1, 2013, in each case subject to exceptions provided in the Senior subordinated notes indenture.

(f)	Other debt financing includes the financing for the Company’s headquarters building. With respect to the headquarters building, the Company shares equally with the developer, the ownership, cost and debt of the building. The Company has leased the developer’s share for twenty years beginning January 25, 1989 for an annual rent, excluding operating costs, of $1.7 million. Total headquarters financing of $0.2 million includes the amount owing under this capital lease of $0.1 million at December 31, 2008. The imputed interest rate for the capital lease is 10.69% per annum.

Mortgage financing for the Company’s share of the facility has been arranged by the developer for a twenty-year term coincident with the lease with interest at 11% per annum and with annual payments of principal and interest of $1.9 million.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

The outstanding balance of long term debt, excluding debt issuance costs, will be repaid as follows (in millions of Canadian dollars):

2009	2010	2011	2012	2013	Thereafter	Total

33.6	38.3	113.3	103.3	23.3	3,308.2	3,620.0

15.	Senior Preferred Shares

Telesat issued 141,435 Senior Preferred Shares in exchange for cash with an issue price of $1,000 per Senior Preferred Share on October 31, 2007 as part of the Telesat Canada acquisition transaction described in notes 1 and 3. The Senior Preferred Shares rank in priority, with respect to the payment of dividends and return of capital upon liquidation, dissolution or winding-up, ahead of the shares of all other classes of Telesat stock which have currently been created, as well as any other shares that may be created that by their terms rank junior to the Senior Preferred Shares. The Senior Preferred Shares are entitled to receive cumulative preferential dividends at a rate of 7% per annum on the Liquidation Value, being $1,000 per Senior Preferred Share plus all accrued and unpaid dividends. The annual dividend may be paid in cash if such payment is permitted under the terms of (i) the senior secured credit facilities and the indenture governing the senior notes, and (ii) any indebtedness incurred to refinance the senior secured credit facilities or the senior notes. If the cash payment is not permitted, the dividends will be paid in Senior Preferred Shares based on an issue price of $1,000 per Senior Preferred Share. Dividends of $11.6 million (note 13) have been accrued at December 31, 2008 (2007 — $1.7 million, see note 13) and included as interest expense.

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

The authorized capital of the Company is comprised of: (i) an unlimited number of common shares, (ii) an unlimited number of voting participating preferred shares, (iii) an unlimited number of non-voting participating preferred shares, (iv) an unlimited number of redeemable common shares, (v) an unlimited number of redeemable non-voting participating preferred shares, (vi) 1,000 director voting preferred shares, and (vii) 325,000 senior preferred shares. None of the Redeemable Common Shares or Redeemable Non-Voting Participating Preferred Shares have been issued as at December 31, 2008.

Common Shares

The holders of the Common Shares are entitled to receive notice of and to attend all annual and special meetings of the shareholders of the Company and to one vote in respect of each common share held on all matters at all such meetings, except in respect of a class vote applicable only to the shares of any other class, in respect of which the common shareholders shall have no right to vote. The holders of the Common Shares are entitled to receive dividends as may be declared by the Board of Directors of the Company, and are entitled to share in the distribution of the assets of the Company upon liquidation, winding-up or dissolution, subject to the rights, privileges and conditions attaching to any other class of shares ranking in order of priority. The Common Shares are

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

convertible at the holders’ option, at any time, into Voting Participating Preferred Shares or Non-Voting Participating Preferred Shares, on a one-for-one basis.

The following table provides the details of the issued and outstanding Common Shares as at December 31, 2008. All amounts are in thousands of Canadian dollars, except the number of shares:

	Common Shares
	Number	Value ($)

Opening balance, October 31, 2007	1	—
Issued for cash (notes 1 and 3)	35,172,218	311,124
Issued in exchange for contributed assets (notes 1 and 3)	39,080,241	445,290

Ending balances, December 31, 2008 and 2007	74,252,460	756,414

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

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

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

The following table provides the details of the issued and outstanding preferred shares as at December 31, 2008 and 2007. See note 3 for a description of the various transactions. All amounts are in thousands of Canadian dollars, except share amounts:

			Non-Voting
	Voting Participating		Participating		Director Voting		Total
		Value		Value		Value		Value
	Number	($)	Number	($)	Number	($)	Number	($)

Opening balance, October 31, 2007	—	—	—	—	—	—	—	—
Issued for cash	7,034,444	117,388	—	—	1,000	10	7,035,444	117,398
Issued in exchange for contributed assets	—	—	25,794,025	304,449	—	—	25,794,025	304,449
Issued in exchange for the novation of forward contracts from Loral Skynet	—	—	10,159,799	119,917	—	—	10,159,799	119,917

Ending balance, December 31, 2008 and 2007	7,034,444	117,388	35,953,824	424,366	1,000	10	42,989,268	541,764

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

17.	Cash Flow Information

	December 31,	December 31,
	2008	2007

Cash and cash equivalents is comprised of:
Cash	26,584	32,737
Short term investments, original maturity 90 days or less	71,955	9,466

	98,539	42,203

Changes in operating assets and liabilities are comprised of:
Receivables	(3,303)	(4,718)
Other assets	(34,885)	132,768
Accounts payable and accrued liabilities	(12,947)	72,380
Income taxes payable	960	(749)
Other liabilities	99,034	5,809

	48,859	205,490

	December 31,	December 31,
	2008	2007

Non-cash investing and financing activities are comprised of:
Purchase of satellites, property and other equipment	3,595	4,767
Purchase of concession right	1,230	—
Shares issued in exchange for assets contributed (note 3)	—	869,656

18.	Capital Disclosures

Telesat Holdings Inc. is a privately held company. The Company’s financial strategy is designed to maintain compliance with its financial covenants under its senior secured credit facility, and to provide adequate returns to its shareholders and other stakeholders. Telesat meets these objectives through its monitoring of its financial covenants and operating results on a quarterly basis.

The Company defines its capital as follows:

	December 31,	December 31,
	2008	2007

Shareholders’ equity, excluding accumulated other comprehensive loss	477,174	1,294,127
Debt financing	3,536,495	2,794,363
Cash and cash equivalents	98,539	42,203

Telesat manages its capital by measuring the financial covenant ratios contained in its senior secured credit agreement (the “credit agreement”), dated October 31, 2007 and which terminates in October 2014. As of December 31, 2008, the Company was subject to three financial covenant compliance tests: a maximum Consolidated Total Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for covenant purposes ratio test, a minimum Consolidated EBITDA for covenant purposes to Consolidated Interest Expense ratio test and a maximum Permitted Capital Expenditure Amount test. Compliance with financial covenants is measured on a quarterly basis, except for the maximum Permitted Capital Expenditure Amount which is only measured at the end of every fiscal year.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

As of December 31, 2008, Telesat’s Consolidated Total Debt to Consolidated EBITDA for covenant purposes ratio, for credit agreement compliance purposes, was 7.29:1, which was less than the maximum test ratio of 9.50:1. The Consolidated EBITDA for covenant purposes to Consolidated Interest Expense ratio, for credit agreement compliance purposes, was 1.74:1, which was greater than the minimum test ratio of 1.20:1. These test ratios were constant for the 2008 financial year. The Capital Expenditure Amount, for credit agreement compliance purposes, was $263.6 million, which was less than the maximum US $325.0 million permitted under the credit agreement. The maximum Permitted Capital Expenditure Amount varies in each fiscal year with the possibility to carry forward or carry back unused amounts based on conditions specified in the credit agreement.

For the quarter ending March 31, 2009, the Consolidated Total Debt to Consolidated EBITDA for covenant purposes ratio test becomes 9.25:1, and the ratio test generally becomes more restrictive over the life of the credit agreement, such that for the period beginning October 1, 2013, the ratio test is a maximum of 5.50:1. For the quarter ending June 30, 2009, the minimum Consolidated EBITDA for covenant purposes to Consolidated Interest Expense ratio is 1.25:1, and the ratio test generally becomes more restrictive over the life of the credit agreement, such that for the quarter ending September 30, 2014, the minimum test ratio is 1.95:1.

As part of the on-going monitoring of Telesat’s compliance with its financial covenants, interest rate risk due to variable interest rate debt is managed through the use of interest rate swaps (note 19), and foreign exchange risk exposure arising from principal and interest payments on Telesat’s debt is partially managed through a cross currency basis swap (note 19). In addition, operating expenses are tracked against budget on a monthly basis, and this analysis is reviewed by senior management.

19.	Financial Instruments

Fair Value

Fair value is the amount that willing parties would accept to exchange a financial instrument based on the current market for instruments with the same risk, principal and remaining maturity. Where possible, fair values are based on the quoted market values in an active market. In the absence of an active market, we determine fair values based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs.

Estimates of fair values are affected significantly by the assumptions for the amount and timing of estimated future cash flows and discount rates, which all reflect varying degrees of risk. Potential income taxes and other expense that would be incurred on disposition of these financial instruments are not reflected in the fair values. As a result, the fair values are not necessarily the net amounts that would be realized if these instruments were actually settled.

The carrying amounts for cash and cash equivalents, short term investments, trade receivables, promissory notes receivable, other current liabilities, accounts payable and accrued liabilities, and debt due within one year approximate fair market value due to the short maturity of these instruments. Derivative instruments are based on third party quotes reflecting observable market inputs for interest and currency rates. At December 31, 2008 the fair value of the debt financing is equal to the market value derived from transactions and quotations from third parties excluding financing charges considering market interest rates. At December 31, 2007 the fair value of the debt financing was equal to its carrying value, excluding financing charges, due to the short period of time elapsed since the assumption of the debt.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

The carrying amounts and fair values of financial instruments were as follows as at:

December 31, 2008

	Carrying value
			Loans &
	HFT	AFS	Receivables	Total	Fair value

Financial assets
Cash and cash equivalents	98,539	—	—	98,539	98,539
Accounts and notes receivable	—	—	61,933	61,933	61,933
Derivative financial instruments	19,602	—	—	19,602	19,602
Other assets	14,936	637	2,202	17,775	17,775

	133,077	637	64,135	197,849	197,849

December 31, 2008

	Carrying value
	HFT	Other	Total	Fair value

Financial liabilities
Accounts payable and accrued liabilities	—	48,764	48,764	48,764
Debt	—	3,536,237	3,536,237	2,371,014
Derivative financial instruments	82,255	—	82,255	82,255
Other liabilities	—	288,236	288,236	191,837

	82,255	3,873,237	3,955,492	2,693,870

December 31, 2007

	Carrying value
			Loans &
	HFT	AFS	Receivables	Total	Fair value

Financial assets
Cash and cash equivalents	42,203	—	—	42,203	42,203
Accounts and notes receivable	—	—	55,299	55,299	55,299
Derivative financial instruments	354	—	—	354	354
Other assets	7,203	—	—	7,203	7,203

	49,760	—	55,299	105,059	105,059

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

December 31, 2007

	Carrying value
	HFT	Other	Total	Fair value

Financial liabilities
Accounts payable and accrued liabilities	—	81,221	81,221	81,221
Debt	—	2,792,575	2,792,575	2,865,116
Derivative financial instruments	285,872	—	285,872	285,872
Other liabilities	—	228,654	228,654	230,258

	285,872	3,102,450	3,388,322	3,462,467

The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at the balance sheet date of December 31, 2008.

Measurement of Risks

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short term investments, derivative assets, other assets and accounts receivable. At December 31, 2008 the maximum exposure to credit risk is equal to the carrying value of the financial assets, $197.8 million (2007 — $105.1 million) as listed above. Cash and cash equivalents and short term investments are invested with high quality investment grade financial institutions and are governed by the Company’s corporate investment policy, which aims to reduce credit risk by restricting investments to high-grade US dollar and Canadian dollar denominated investments.

Telesat may be exposed to credit risk if counterparties to its derivative instruments are unable to meet their obligations. It is expected that these counterparties will be able to meet their obligations as they are institutions with strong credit ratings. Telesat regularly monitors the credit risk and credit exposure.

Telesat has a number of diverse customers, which limits the concentration of credit risk with respect to accounts receivable. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Telesat’s standard payment terms are 30 days. Interest at a rate of 1.5% per month, compounded monthly, is typically charged on balances remaining unpaid at the end of the standard payment terms. Telesat’s historical experience with customer defaults has been minimal. As a result, Telesat considers the credit quality of its North American customers to be high; however due to the additional complexities of collecting from its International customers the Company considers the credit quality of its International customers to be lower than the North American customers. At December 31, 2008, North American and International customers made up 64% and 36% of the outstanding trade receivable balance, respectively. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2008 was $5.4 million (2007 - $4.3 million). A reconciliation of the allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts	2008	2007

Balance at January 1 and October 31, respectively	4.3	4.2
Provision for receivables impairment	1.6	0.2
Receivables written off during the period as uncollectible	(0.5)	(0.1)

Balance at December 31	5.4	4.3

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Foreign Exchange Risk

The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on the US dollar denominated debt financing. At December 31, 2008, approximately $3,341 million of the $3,536 million total debt financing (note 14) is the Canadian dollar equivalent of the US dollar denominated portion of the debt.

Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At December 31, 2008, the Company had $61.0 million (2007 — $196.9 million) of outstanding foreign exchange contracts which require the Company to pay Canadian dollars to receive US $58.7 million (2007 — US $198.9 million) for future capital expenditures. At December 31, 2008, the fair value of these derivative contract liabilities was an unrealized gain of $10.8 million (December 31, 2007 — unrealized loss of $17.5 million). This non-cash gain will remain unrealized until the contracts are settled. These forward contracts are due between February 2, 2009 and December 1, 2009.

The Company has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses natural hedges to manage the foreign exchange risk on operating cash flows. At December 31, 2008, the Company had a cross currency basis swap of $1,212 million (2007 — $1,224 million) which requires the Company to pay Canadian dollars to receive US $1,043.5 million (2007 — US $1,054 million). At December 31, 2008, the fair value of this derivative contract was an unrealized gain of $8.8 million (2007 — unrealized loss of $262 million). This non-cash gain will remain unrealized until the contract is settled. This contract is due on October 31, 2014.

The Company’s main currency exposures as at December 31, 2008 lie in its US dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing.

A five percent weakening of the Canadian dollar against the US dollar at December 31, 2008 would have increased the net loss and decreased other comprehensive loss for the year by $189.4 million and $0.3 million, respectively. A five percent strengthening of the Canadian dollar against the US dollar at December 31, 2008 would have decreased the net loss and increased other comprehensive loss for the year by $189.4 million and $0.3 million, respectively. This analysis assumes that all other variables, in particular interest rates, remain constant.

Interest Rate Risk

The Company is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At December 31, 2008, the fair value of these derivative contract liabilities was an unrealized loss of $82.3 million (2007 — unrealized loss of $6.4 million). This non-cash loss will remain unrealized until the contracts are settled. These contracts are due between January 31, 2010 and November 28, 2011.

If the interest rates on the unhedged variable rate debt change by 0.25% this would result in a change in the net loss of approximately $4.0 million for the year ended December 31, 2008.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Liquidity Risk

The Company maintains credit facilities to ensure it has sufficient available funds to meet current and foreseeable financial requirements. The following are the contractual maturities of financial liabilities as at December 31, 2008:

	Carrying	Contractual
In Millions of Canadian Dollars	Amount	Cash Flows	2009	2010	2011	2012	2013	After 2012

Accounts payable and accrued liabilities	48.8	48.8	48.8	—	—	—	—	—
Customer and other deposits	10.7	10.7	8.6	2.1	—	—	—	—
Other liabilities	136.6	136.6	59.6	21.3	4.5	3.8	4.0	43.4
Derivative financial instruments	82.3	82.3	—	18.5	63.8	—	—	—
Long term debt	3,536.2	3,620.0	33.6	38.3	113.3	103.3	23.3	3,308.2

	3,814.6	3,898.4	150.6	80.2	181.6	107.1	27.3	3,351.6

20.	Stock-Based Compensation Plans

Employee Savings Plans (ESPs)

The ESP enabled Telesat employees to acquire BCE common shares through payroll deductions of up to 10% of their annual base earnings and target bonus plus employer contributions of up to 2%. Compensation expense in the predecessor entity for ESPs was $0.6 million in 2007 and $0.6 million in 2006. The ESP was discontinued on October 31, 2007.

BCE Stock Options

Prior to the acquisition of Telesat Canada, as described in note 1 and 3, options were granted to key employees of Telesat Canada to purchase BCE common shares at a subscription price usually equal to the market value of the shares on the last trading day before the grant came into effect. For options granted before January 1, 2004, the right to exercise the options generally vested or accrued by 25% a year for four years of continuous employment from the date of the grant, except where a special vesting period applied. Options became exercisable when they vested and could be exercised for a period of up to 10 years from the date of grant. For options granted after January 1, 2004, the right to exercise options vested after two to three years of continuous employment from the date of grant, if specific performance targets were met. Options became exercisable when they vested and could be exercised for a period of up to six years from the date of grant. Subject to achieving specific performance targets, 50% of the options would vest after two years and 100% after three years.

During 2007, under the predecessor entity, stock options were granted and an expense of $0.6 million (2006 — $0.2 million) was charged to contributed surplus. The stock option program was discontinued on October 31, 2007. All outstanding options vested on October 30, 2007. There are no outstanding options at December 31, 2008 under the BCE stock option programs. All previously outstanding options expired on April 30, 2008.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

The following table is a summary of the status of the Predecessor’s portion of the BCE stock option programs

	December 31, 2008		December 31, 2007
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price ($)	of Shares	Price ($)

Outstanding, beginning of period	406,908	34	411,047	34
Granted	—	—	—	—
Exercised	(264,853)	30	—	—
Expired/forfeited	(142,055)	41	(4,139)	30

Outstanding, end of period	—	—	406,908	34

Exercisable, end of period	—	—	406,908	34

December 31, 2007

	Options outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Price	Number	Life	Price ($)	Number	Price ($)

Below $20	375	0.33	15.15	375	15.15
$20 to $29	101,972	0.33	29.42	101,972	29.42
$30 to $39	162,506	0.33	30.79	162,506	30.79
$40 and over	142,055	1.22	40.95	142,055	40.95

	406,908	0.64	33.98	406,908	33.98

The assumptions the Predecessor used to determine the stock-based compensation expense under the Black-Scholes option pricing model were as follows:

	October 30,	December 31,
	2007	2006

Compensation cost	617	170
Number of stock options granted	159,506	101,972
Weighted-average fair value per option granted($)	3.4	2.3
Assumptions:
Dividend yield	4.5%	4.4%
Expected volatility	20%	17%
Risk-free interest rate	4.0%	4.0%
Expected life (years)	3.5	3.5

Restricted Share Units (RSUs)

RSUs were granted to Telesat executives in 2006 and 2007. The value of an RSU was always equal to the value of one BCE common share. Dividends in the form of additional RSUs were credited to the participant’s account on each dividend payment date and were equivalent in value to the dividend paid on BCE common shares. Each executive was granted a specific number of RSUs for a given performance period, based on his or her position

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

and level of contribution. At the end of each given performance period, RSUs would vest if performance objectives were met or would be forfeited.

Vested RSUs were to be paid in BCE common shares purchased on the open market, in cash or through a combination of both, at the holder’s choice, as long as individual share ownership requirements were met. The RSU plan was discontinued on October 31, 2007.

The table below is a summary of the status of RSUs:

	Number of RSUs
	October 30,	December 31,
	2007	2006

Outstanding, beginning of period	136,523	76,237
Granted	—	136,523
Dividends credited	5,460	883
Payments	(141,983)	(77,120)
Expired/forfeited	—	—

Outstanding, end of period	—	136,523

For the ten months ended October 30, 2007, the predecessor entity recorded a compensation expense for RSUs of $5.3 million (year ended December 31, 2006 — $0.2 million).

Special Compensation Payments (SCPs)

Before 2000, when options were granted to employees, related rights to SCPs were also often granted. SCPs were cash payments representing the amount that the market value of the shares on the date of exercise exceeded the exercise price of these options.

The number of SCPs for BCE common shares outstanding at October 30, 2007 was 375 (year ended December 31, 2006 — 20,750). All of the outstanding SCPs cover the same number of shares as the options to which they relate. It was Telesat’s responsibility to make the payments under the SCPs. The predecessor entity’s annual compensation expense for the SCP was an expense of $0.2 million for the ten months ended October 30, 2007 (year ended December 31, 2006 — recovery of $0.1 million).

Deferred Share Units (DSUs)

DSUs were granted to executives when they chose to receive their bonuses in the form of DSU units instead of cash. The value of a DSU was always equal to the value of one BCE common share. Dividends in the form of additional DSUs were credited to the participant’s account on each dividend payment date and were equivalent in value to the dividend paid on BCE common shares. DSUs were paid in cash when the holder chose to exercise their units. There are no outstanding DSUs at December 31, 2008. All of the outstanding DSUs expired on April 30, 2008.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

The table below is a summary of the status of the DSUs:

	December 31,	December 31,	October 30,	December 31,
	2008	2007	2007	2006

Outstanding, beginning of period	6,772	6,772	6,512	4,399
Granted	—	—	—	1,846
Dividends credited	65	—	260	267
Exercised	(6,837)	—	—	—

Outstanding, end of period	—	6,772	6,772	6,512

For the ten months ended October 30, 2007, the predecessor entity recorded a compensation expense for DSUs of $0.1 million (year ended December 31, 2006 — $0.1 million).

Telesat Holdings Stock Options

On September 19, 2008, Telesat adopted a stock incentive plan for certain key employees of the Company and its subsidiaries. The plan provides for the grant of up to 8,824,646 options to purchase non-voting participating preferred shares of Telesat Holdings Inc., convertible into common shares.

Two different types of stock options can be granted under the plan: time-vesting options and performance-vesting options. The time-vesting options generally become vested and exercisable over a five year period by 20% increments on each October 31st starting in 2008. The vesting amount is prorated for optionees whose employment with the Company or its subsidiaries started after October 31, 2007. The performance-vesting options become vested and exercisable over a five year period starting March 31, 2009, provided that the Company has achieved or exceeded an annual or cumulative target consolidated EBITDA established and communicated on the grant date by the Board of Directors. The exercise periods of the share options expire ten years from the grant date. The exercise price of each share underlying the options will be the higher of a fixed price, established by the Board of Directors on the grant date, and the fair market value of a non-voting participating preferred share on the grant date.

	Options Outstanding		Options Exercisable
		Weighted-Average
At December 31, 2008	Number	Remaining Life	Number

Exercise price $11.07	7,740,476	9 years	1,538,623

The assumptions used to determine the stock-based compensation expense under the Black-Scholes option pricing model were as follows:

December 31,
2008

Compensation cost (credited to contributed surplus)	5,448
Number of stock options granted	7,740,476
Weighted-average fair value per option granted($)	8.52
Assumptions:
Dividend yield	—%
Expected volatility	31.5%
Risk-free interest rate	3.78%
Expected life (years)	10

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

21.	Employee Benefit Plans

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

Skynet Satellite Corporation

The Company provides certain health care and life insurance benefits for retired employees of the legacy Skynet companies and their dependents. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for the pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

The changes in the benefit obligations and in the fair value of assets and the funded status of the defined benefit plans were as follows:

	December 31, 2008
	Telesat Canada		Skynet
Pension and other benefits	Pension	Other	Other	Total

Change in benefit obligations
Benefit obligation, January 1, 2008	163,546	16,224	8,089	187,859
Current service cost	3,926	433	—	4,359
Interest cost	9,271	862	883	11,016
Actuarial (gains) losses	(40,426)	(4,396)	(129)	(44,951)
Benefit payments	(10,884)	(596)	(155)	(11,635)
Employee contributions	1,321	—	37	1,358

Benefit obligation, December 31, 2008	126,754	12,527	8,725	148,006

	December 31, 2008
	Telesat Canada		Skynet
Pension and other benefits	Pension	Other	Other	Total

Change in fair value of plan assets
Fair value of plan assets, January 1, 2008	173,457	—	—	173,457
Return on plan assets	(29,811)	—	—	(29,811)
Benefit payments	(10,884)	(596)	(155)	(11,635)
Employee contributions	1,321	—	37	1,358
Employer contributions	4,210	596	118	4,924

Fair value of plan assets, December 31, 2008	138,293	—	—	138,293

Funded status
Plan surplus (deficit)	11,539	(12,527)	(8,725)	(9,713)
Unamortized net actuarial (gain) loss	2,071	(3,705)	—	(1,634)

Accrued benefit asset (liability)	13,610	(16,232)	(8,725)	(11,347)

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

	December 31, 2007
	Telesat Canada		Skynet
Pension and other benefits	Pension	Other	Other	Total

Change in benefit obligations
Benefit obligation, October 31, 2007	159,392	16,631	8,079	184,102
Current service cost	774	79	—	853
Interest cost	1,513	146	—	1,659
Benefit payments	(722)	(70)	(24)	(816)
Plan amendment (early retirement program)	5,703	—	5	5,708
Employee contributions	145	—	87	232
Restructuring	(3,259)	(562)	(58)	(3,879)

Benefit obligation, December 31, 2007	163,546	16,224	8,089	187,859

	December 31, 2007
	Telesat Canada		Skynet
Pension and other benefits	Pension	Other	Other	Total

Change in fair value of plan assets
Fair value of plan assets, October 31, 2007	176,595	—	—	176,595
Return on plan assets	(2,596)	—	—	(2,596)
Benefit payments	(722)	(70)	(24)	(816)
Employee contributions	145	—	5	150
Employer contributions	35	70	19	124

Fair value of plan assets, December 31, 2007	173,457	—	—	173,457

Funded (deficiency) status	9,911	(16,224)	(8,089)	(14,402)

The fair value of the Telesat Canada plan assets consists of the following asset categories:

	December 31,	December 31,
	2008	2007

Equity securities	59%	60%
Fixed income instruments	39%	38%
Short-term investments	2%	2%

Total	100%	100%

Plan assets are valued as at the measurement date of December 31 each year.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

The significant weighted-average assumptions adopted in measuring Telesat Canada’s pension and other benefit obligations and Skynet’s other benefit obligations were as follows:

	December 31, 2008			December 31, 2007
	Telesat Canada		Skynet	Telesat Canada		Skynet
	Pension	Other	Other	Pension	Other	Other

Accrued benefit obligation
Discount rate	7.5%	7.5%	6.5%	5.5%	5.5%	6.5%
Rate of compensation increase	3.5%	3.5%	4.3%	3.5%	3.5%	4.3%
Benefit costs for the periods ended Discount rate	5.5%	5.5%	6.5%	5.5%	5.5%	6.5%
Expected long-term rate of return on plan assets	7.5%	—	—	7.5%	—	—
Rate of compensation increase	3.5%	3.5%	4.3%	3.5%	3.5%	4.3%

For the Telesat Canada plans, for measurement purposes,) a 10.5% (drugs) / 4.5% (other) annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend) was assumed for 2008. The drug rate is assumed to gradually decrease to 4.5% by 2014 and remain at that level thereafter. For the Skynet plan, actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2008, used a health care cost trend rate of 10% decreasing gradually to 5% by 2018. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The net benefit expense included the following components:

	Successor Entity
					For the Period October 31 to
	Year Ended December 31, 2008				December 31, 2007
	Telesat Canada		Skynet		Telesat Canada		Skynet
	Pension	Other	Other	Total	Pension	Other	Other	Total

Current service cost	3,926	433	—	4,359	774	79	—	853
Interest cost	9,271	862	883	11,016	1,513	146	—	1,659
Expected return on plan assets	(12,686)	—	—	(12,686)	(2,206)	—	—	(2,206)

Net benefit expense	511	1,295	883	2,689	81	225	—	306

	Predecessor Entity
	For the Period January 1 to
	October 30, 2007			Year Ended December 31, 2006
	Pension	Other	Total	Pension	Other	Total

Current service cost	3,612	396	4,008	4,315	465	4,780
Interest cost	7,149	681	7,830	8,212	767	8,979
Expected return on plan assets	(10,610)	—	(10,610)	(11,271)	—	(11,271)
Amortization of past service cost	—	—	—	900	—	900
Amortization of net actuarial loss	34	—	34	1,780	—	1,780
Amortization of transitional (asset) obligation	(1,288)	515	(773)	(1,273)	618	(655)
Additional expense	169	—	169	—	—	—

Net benefit expense (income)	(934)	1,592	658	2,663	1,850	4,513

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Sensitivity of assumptions

The impact of a hypothetical 1% change in the health care cost trend rate on the other post-retirement benefit obligation and the aggregate of service and interest cost would have been as follows:

		Aggregate of
		service and
	Benefit Obligation	interest cost

As reported	21,252	2,178
Impact of increase of 1% point	1,817	198
Impact of decrease of 1% point	(1,587)	(166)

The above sensitivities are hypothetical and should be used with caution. Changes in amounts based on a 1% point variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in amounts may not be linear. The sensitivities have been calculated independently of changes in other key variables. Changes in one factor may result in changes in another, which could amplify or reduce certain sensitivities.

22.	Commitments and Contingent Liabilities

Off balance sheet commitments include operating leases, commitments for future capital expenditures and other future purchases.

	2009	2010	2011	2012	2013	Thereafter	Total

Off balance sheet commitments	$218,313	$36,513	$20,949	$15,002	$12,672	$40,584	$344,033

Certain of the Company’s satellite transponders, offices, warehouses, earth stations, vehicles, and office equipment are leased under various terms. Minimum annual commitments under operating leases determined as at December 31, 2008 are $29.2 million in 2009, $23.7 million in 2010, $20.0 million in 2011, $14.0 million in 2012, $11.6 million in 2013 and 23.6 million thereafter. The aggregate lease expense for the year ended December 31, 2008, the two months ended December 31, 2007, the predecessor periods of ten months ended October 30, 2007 and the year ended December 31, 2006 was $21.0 million, $4.5 million, $11.2 million and $18.0 million respectively. The expiry terms range from January 2009 to July 2016.

Telesat has non-satellite purchase commitments of CAD $4.1 million, or US $3.4 million, with various suppliers at December 31, 2008 (2007 — CAD $4.4 million, or US $4.5 million). The total outstanding commitments at December 31, 2008 are in US dollars.

Telesat has entered into contracts for the construction of Nimiq 5 (targeted for launch in 2009) and Telstar 11-N (targeted for launch in 2009). The outstanding commitments at December 31, 2008 on these contracts are CAD $200.1 million or US $163.4 million (2007 — CAD $261.2 million or US $264.3 million). The total outstanding commitments at December 31, 2008 are in US dollars.

Telesat has agreements with various customers for prepaid revenues on several satellites which take effect on final acceptance of the spacecraft. Telesat is responsible for operating and controlling these satellites. Deposits of $341.3 million (2007 — $273.3 million), refundable under certain circumstances, are reflected in other liabilities, both current and long-term.

In the normal course of business, Telesat has executed agreements that provide for indemnification and guarantees to counterparties in various transactions. These indemnification undertakings and guarantees may require Telesat to compensate the counterparties for costs and losses incurred as a result of certain events including, without limitation, loss or damage to property, change in the interpretation of laws and regulations (including tax

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

legislation), claims that may arise while providing services, or as a result of litigation that may be suffered by the counterparties.

Certain indemnification undertakings can extend for an unlimited period and may not provide for any limit on the maximum potential amount, although certain agreements do contain specified maximum potential exposure representing a cumulative amount of approximately $20.7 million (2007 — $14.9 million). The nature of substantially all of the indemnification undertakings prevents the Company from making a reasonable estimate of the maximum potential amount Telesat could be required to pay counterparties as the agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, Telesat has not made any significant payments under such indemnifications.

Telesat and Loral have entered into an indemnification agreement whereby Loral will indemnify Telesat for any tax liabilities for taxation years prior to 2007. Likewise, Telesat will indemnify Loral for the settlement of any tax receivables for taxation years prior to 2007.

In August 2001, Boeing, the manufacturer of the Anik F1 satellite, advised Telesat of a gradual decrease in available power on-board the satellite. Telesat filed an insurance claim with its insurers on December 19, 2002, and in March 2004 reached a final settlement agreement. The settlement calls for an initial payment in 2004 of US $136.2 million and an additional payment of US $49.1 million in 2007 if the power level on Anik F1 degrades as predicted by the manufacturer. In the event that the power level on Anik F1 is better than predicted, the amount of the payment(s) will be adjusted by applying a formula which is included in the settlement documentation and could result in either a pro-rated payment to Telesat of the additional US $49.1 million or a pro-rated repayment of up to a maximum of US $36.1 million to be made by Telesat to the insurers. The initial payment has been received. During December 2005, a number of insurers elected to pay a discounted amount of the proceeds due in 2007. A discounted value of US$26.2 million was received from a number of insurance underwriters in December 2005 with US $20.0 million to be paid by a few insurers in 2007. Telesat submitted its final claim in the fourth quarter of 2007. In January 2008, certain insurance underwriters indicated disagreement with Telesat’s determination of the available power such that the final payment, in the insurers’ view, would be approximately US$2.4 million. In July 2008, Telesat received a final settlement of US $2.0 million from certain insurers. Claims with other insurers, for a value of US $18.0 million, remain unresolved. In the event Telesat is unable to resolve this disagreement, it fully intends to pursue arbitration. At December 31, 2008, Telesat has not recorded any receivable related to this claim.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23.	Related Party Transactions

Related parties include PSP and Loral, the common shareholders, together with their subsidiaries and affiliates.

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The related party transactions as at and for the period ended December 31, 2008 and 2007 were between Telesat and Loral, and subsidiaries and affiliates of Loral. The related party transactions as at and for the predecessor periods ended October 30, 2007 and December 31, 2006 were between Telesat and BCE, together with BCE subsidiaries and affiliates.

	Successor Entity		Predecessor Entity
		For the Period	For the Period
		October 31	January 1
	Year Ended	to	to	Year Ended
	December 31,	December 31,	October 30,	December 31,
	2008	2007	2007	2006
Service revenues	3,560	440	139,706	139,335
Operations and administration expenses	6,295	825	5,340	7,340
Capital expenditures — satellites	83,203	12,318	—	—

The balances with related parties are as follows:

	December 31,	December 31,
	2008	2007

Receivables at end of period	3,200	3,389
Payables at end of period	13,770	9,682
Note and interest payable at end of period	7,380	—

In January 2008, Telesat entered into an option agreement with Loral whereby Telesat has the option to cause Loral to assign their rights and obligations with respect to a portion of the ViaSat-1 satellite payload providing coverage into Canada to Telesat. The option expires on October 31, 2009. This transaction is not in the normal course of operations and has been accounted for at carrying value. Telesat has assigned no value to the option as the carrying value of the orbital slot license is nominal. At December 31, 2008, Telesat had not exercised the option.

24.	Comparative Figures

Certain of the prior years’ figures have been reclassified to conform with the current year’s presentation, the most significant of which was to reclass transponder rights of $28.5 million from transponders under capital lease within Satellites, property and other equipment, net to finite life intangible assets within Intangible assets, net. This is not a material change to the financial statements since it is a reclassification of long term depreciable assets with no change to the estimated useful life.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

25.	Reconciliation of Canadian GAAP to United States GAAP

Telesat has prepared these consolidated financial statements according to Canadian GAAP. The following tables are a reconciliation of differences relating to the statement of (loss) earnings and total shareholder’s equity reported according to Canadian GAAP and United States GAAP (“U.S. GAAP”).

Reconciliation of Net (Loss) Earnings

	Successor Entity		Predecessor Entity
		For the Period	For the Period
		October 31	January 1
	Year Ended	to	to	Year Ended
	December 31,	December 31,	October 30,	December 31,
	2008	2007	2007	2006
Canadian GAAP — Net (loss) earnings	(822,401)	(4,051)	81,742	103,985
Gains (losses) on embedded derivatives(a)	20,118	774	(5,051)	(998)
Losses on derivatives designated as cash flow hedges under Canadian GAAP(a)	—	—	(10,361)	—
Sales type lease — operating lease for U.S. GAAP(b)	18,808	2,748	(23,617)	—
Capital lease — operating lease for U.S. GAAP(b)	(7,584)	(78)	9,436	—
Lease amendments(c)	(1,233)	—	—	—
Dividends on senior preferred shares(d)	9,855	1,695	—	—
Tax effect of above adjustments(e)	(8,761)	275	9,606	1,568
Uncertainty in income taxes(f)	(6,875)	(2,648)	3,234	—

U.S. GAAP — Net (loss) earnings	(798,073)	(1,285)	64,989	104,555
Dividends on preferred shares	—	—	—	(1,487)
Other comprehensive (loss) earnings items:
Change in currency translation adjustment	(7,143)	(599)	1,715	(448)
Loss on derivatives designated as cash flow hedges(a)	—	—	(7,168)	—
Net actuarial plans cost(g)
Net actuarial losses	(1,169)	—	(314)	—
Net transitional assets	—	—	(525)	—

U.S. GAAP — Comprehensive (loss) earnings	(806,385)	(1,884)	58,697	102,620

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Accumulated Other Comprehensive Loss

	Successor Entity		Predecessor Entity
		For the Period	For the Period
		October 31	January 1
	Year Ended	to	to	Year Ended
	December 31,	December 31,	October 30,	December 31,
	2008	2007	2007	2006
Cumulative translation adjustment, net of tax	(7,742)	(599)	(568)	(2,283)
Loss on derivatives designated as cash flow hedges(a)	—	—	(7,168)	—
Net benefit plans cost(g)
Net actuarial losses	(1,169)	—	(7,448)	(7,080)
Net transitional assets	—	—	3,980	4,471

Accumulated other comprehensive loss	(8,911)	(599)	(11,204)	(4,892)

Reconciliation of Total Shareholders’ Equity

	December 31,	December 31,
	2008	2007

Canadian GAAP	469,432	1,293,528
Adjustments
Gains on embedded derivatives(a)	20,892	774
Net actuarial losses(g)	(1,169)	—
Sales type lease — operating lease for U.S. GAAP(b)	21,556	2,748
Capital lease — operating lease for U.S. GAAP(b)	(7,662)	(78)
Lease amendment(c)	(1,233)	—
Tax effect of above adjustments(e)	(8,486)	275
Uncertainty in income taxes(f)	(9,523)	(2,648)

U.S. GAAP	483,807	1,294,599

Description of United States GAAP adjustments:

(a)	Derivatives and embedded derivatives

Embedded derivatives
The accounting for derivative instruments and hedging activities under Canadian GAAP is now substantially harmonized with U.S. GAAP, with the exception of the accounting for certain embedded derivatives. Under U.S. GAAP an embedded foreign currency derivative in a host contract that is not a financial instrument must be separated and recorded on the balance sheet unless the currency in which payments are to be paid or received is: i) either the functional currency of either party to the contract or ii) the currency that the price of the related good or service is routinely denominated in commercial transactions around the world (typically referring to a traded commodity). The same applies to an embedded foreign currency derivative in a host contract under Canadian GAAP except that the entity has the option, as a matter of accounting policy, to account for the embedded foreign currency derivative in a host contract as a single instrument providing certain criteria are met. One of these criteria is that the payments to be paid or received are in a currency that is commonly used in contracts to purchase or sell such non-financial items in the economic environment in which the transaction takes place. This option under Canadian GAAP results in

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

embedded derivatives that must be recorded separately under U.S. GAAP to not have to be separately recorded and disclosed under Canadian GAAP. The additional option loosens the more stringent U.S. GAAP requirement that the currency be one in which such commercial transactions are denominated around the world to be one that is commonly used in the economic environment in which the transaction takes place.

In accordance with U.S. GAAP, all derivative instruments embedded in contracts are recorded on the balance sheet at fair value. The Company denominates many of its long-term international purchase contracts in U.S. dollars resulting in embedded derivatives. This exposure to the U.S. dollar is partially offset by revenue contracts that are also denominated in U.S. dollars. For Canadian GAAP, the Company has elected to account for such contracts as single instruments (as explained above), resulting in a U.S. GAAP reconciling item. At December 31, 2008, the estimated fair value of assets resulting from embedded derivatives is $55.4 million (December 31, 2007 — $35.3 million).

The impact on the statement of earnings of changes in the fair value of these embedded derivatives, for the year ended December 31, 2008, the two and twelve month periods ended December 31, 2007, the ten month period ended October 30, 2007 and the year ended December 31, 2006 is reflected as a gain of $20.1, a gain of $0.8 million, a loss of $5.1 million and a loss of $1.0 million, respectively, in the U.S. GAAP reconciliation note.

Derivatives
In 2007, the Company hedged a portion of its exposure to foreign exchange. Since the adoption of the Canadian GAAP standards for hedging activities on January 1, 2007, the Company elected to designate the forward contracts as hedging instruments for both Canadian and U.S. GAAP purposes. Accordingly, the changes in fair value of derivatives designated as cash flow hedges were recognized in other comprehensive income. Changes in fair value of derivatives that were not designated as cash flow hedges prior to adoption of the Canadian GAAP standards are recognized in net income. Hedge accounting was discontinued effective October 31, 2007.

Prior to the adoption of the Canadian standards, significant differences existed between Canadian GAAP and U.S. GAAP with respect to the recognition of derivatives and accounting for certain hedging relationships. Under U.S. GAAP all derivatives are required to be recorded on the balance sheet and under Canadian GAAP certain derivatives were not recorded until settled.

(b) Sales-type and capital leases

Under U.S. GAAP, if the beginning of a lease term falls within the last 25% of a leased asset’s total estimated economic life; then it can only be classified as a capital lease if the lease transfers ownership at the end of the lease term or there is a bargain purchase option. This exception does not exist under Canadian GAAP, therefore certain leases are reported as a capital lease and sales-type lease respectively under Canadian GAAP, and as operating leases for U.S. GAAP.

(c) Lease amendments

Under Canadian GAAP, when amendments to the provisions of a capital lease agreement result in a change in lease classification from a capital lease to an operating lease, the gain or loss that results from removing the capital lease from the balance sheet is immediately recognized in the statement of earnings. Under U.S. GAAP, if removing the capital lease from the balance sheet results in a loss it is recognized over the remaining term of the lease. Therefore, an adjustment has been made to defer the gain that has been recognized under Canadian GAAP.

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

(d) Senior preferred shares

In accordance with U.S. GAAP, the senior preferred shares are classified outside of permanent equity as they are redeemable at the option of the holder. These senior preferred shares are classified as liabilities under Canadian GAAP. This results in a U.S. GAAP reconciling item to reflect the different classification.

(e) Income taxes

The income tax adjustment reflects the impact the US GAAP adjustments described above have on income taxes. The impact on the statement of operations of the income tax adjustment for the year ended December 31, 2008, the two month period ended December 31, 2007, the ten month period ended October 30, 2007 and the year ended December 31, 2006 is an expense of $8.8 million, a recovery of $0.3 million, a recovery of $9.6 million, and a recovery of $1.6 million, respectively. Included in these figures is the effect of tax rate changes applied to the accumulated gains and losses on embedded derivatives and to certain lease transactions classified as operating leases as discussed above. The impact on the statement of operations of the tax rate changes for year ended December 31, 2008, the two month period ended December 31, 2007, the ten month period ended October 30, 2007 and the year ended December 31, 2006 is an expense of $0.6 million, a recovery of $1.3 million, a recovery of $0.2 million and a recovery of $1.3 million, respectively.

The tax difference for enacted rates represents the difference between the substantively enacted income tax rate and the enacted income tax rate. Under U.S. GAAP, the enacted income tax rate must be applied whereas under Canadian GAAP, the substantively enacted income tax rate is used.

(f)	Uncertainty in income taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, effective for fiscal years beginning after December 15, 2006. FIN 48 provides specific guidance on the recognition, de-recognition and measurement of income tax positions in financial statements, including the accrual of related interest and penalties recorded in interest expense. An income tax position is recognized when it is more likely than not that it will be sustained upon examination based on its technical merits, and is measured as the largest amount that is greater than 50% likely of being realized upon ultimate settlement. Under Canadian GAAP, significant differences may arise as Telesat recognizes and measures income tax positions, based on the best estimate of the amount that is more likely than not of being realized.

(g)	Net benefit plans cost

Effective December 31, 2006, the Company adopted the recognition requirements of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, on a prospective basis.

This standard requires that the Company recognize the funded status of benefit plans on the balance sheet as well as recognize as a component of other comprehensive income, net of tax, the actuarial losses and transitional asset and obligation. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost.

At December 31, 2008, the balance sheet was adjusted such that actuarial losses and the transitional asset and obligation that have not yet been included in net benefit plans cost at December 31, 2008 were recognized as components of accumulated other comprehensive loss, net of tax. The adjustment at December 31, 2008 resulted in an increase of $1.2 million in accumulated other comprehensive loss, net of tax of $0.4 million (December 31, 2007 — nil).

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Transaction costs on long-term debt

Under Canadian GAAP, transaction costs of $83.6 million ($72.5 million at December 31, 2007) related to the issuance of long-term debt are netted against the long-term debt. Under U.S. GAAP these costs are recognized as deferred charges. This results in a U.S. GAAP reconciling item to reflect the different classification on the balance sheet.

Statement of cash flows

There are no material differences in the consolidated statement of cash flows under U.S. GAAP.

Recent Accounting Pronouncements

In November 2007, the Securities Exchange Commission issued SAB 109, Written Loan Commitments Recorded at Fair Value Through Earnings. It requires that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. In addition, internally developed intangible assets should not be recorded as part of the fair value of any written loan commitment that is accounted for at fair value through earnings. SAB 109 became effective for the Company on January 1, 2008 and did not have a material impact on the financial results.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. It requires the acquirer to recognize as an adjustment to income tax expense changes in the valuation allowance for acquired deferred assets. SFAS 141(R) is effective for the Company on January 1, 2009. The Company is currently assessing the impact of this standard on its financial reporting.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. It is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for the Company on January 1, 2009. It is not anticipated to have a material impact on Telesat’s financial reporting.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 became effective as of January 1, 2008 except for the provisions relating to non-financial assets and liabilities measured at fair value on a nonrecurring basis, for which the effective date has been deferred until January 1, 2009. The Company is currently assessing the impact of this standard on its financial reporting.

In October 2008, the FASB issued FSP FAS 157-3, Determining Fair Value of a Financial Asset When the Market for that Asset is not Active. This FSP clarifies the application of SFAS 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance and did not have a material impact on these financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities. SFAS 159 provides an entity the option to report selected financial assets and liabilities at fair value and establishes

TELESAT HOLDINGS INC.

NOTES TO THE 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

new disclosure requirements when the fair value option is applied. The Company has opted not to adopt this standard.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS is effective for the Company on January 1, 2009. The Company is currently assessing the impact of this standard on its financial reporting.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently assessing the impact of this standard on its financial reporting.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently assessing the impact of this standard on its financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
XTAR, L.L.C.
New York, New York

We have audited the accompanying consolidated balance sheets of XTAR, L.L.C. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has substantial transactions with related parties, including an agreement which allows the Company to indefinitely defer payments of certain related party amounts to the extent that such payments would cause the Company’s cash balance to be less than a specified amount.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 16, 2009

XTAR, L.L.C.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(In thousands)

	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,547	$1,810
Accounts receivable — net	4,963	6,624
Other current assets	597	465

Total current assets	9,107	8,899
PROPERTY, PLANT AND EQUIPMENT — NET	105,922	115,538
OTHER ASSETS — NET	408	461

TOTAL	$115,437	$124,898

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$162	$177
Accrued liabilities	8,584	2,191
Payable to related parties	39,854	27,286

Total current liabilities	48,600	29,654
Term loan-related party	14,744	13,632
Other long term liabilities	16,042	21,154

Total liabilities	79,386	64,440

Members’ Equity:
Loral Skynet Corporation	17,905	33,919
Hisdesat	18,146	26,539

Total members’ equity	36,051	60,458

TOTAL	$115,437	$124,898

See notes to consolidated financial statements.

XTAR, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(In thousands)

	2008	2007	2006

REVENUES:
Revenues from satellite services	$13,226	$12,999	$8,416
Related party revenues from satellite services	7,179	6,340	6,918

Total revenues	20,405	19,339	15,334
COST OF SATELLITE SERVICES	39,963	29,689	20,735
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,193	4,072	3,232

OPERATING LOSS	(23,751)	(14,422)	(8,633)
INTEREST AND INVESTMENT INCOME	125	182	150
INTEREST EXPENSE	4,495	3,308	3,496
OTHER INCOME (EXPENSE) — Net	157	(313)	(134)

LOSS BEFORE TAXES	(27,964)	(17,861)	(12,113)
INCOME TAX PROVISION	633	560	516

NET LOSS	$(28,597)	$(18,421)	$(12,629)

See notes to consolidated financial statements.

XTAR, L.L.C.

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(In thousands)

			Hisdesat
	Loral	Loral	Servicios
	Skynet	Skynet	Estrategicos,
	International LLC	Corporation	S.A.	Total

BALANCE — January 1, 2006	$51,307	$—	$40,201	$91,508
Net loss	(7,072)		(5,557)	(12,629)

BALANCE — December 31, 2006	44,235	—	34,644	78,879
Net loss — January 1, 2007 to October 31, 2007	(7,577)		(5,954)	(13,531)
(Sale) purchase of membership interests	(36,658)	36,658		—
Net loss — November 1, 2007 to December 31, 2007		(2,739)	(2,151)	(4,890)

BALANCE — December 31, 2007	—	33,919	26,539	60,458
Interest payable converted to equity			4,190	4,190
Net loss		(16,014)	(12,583)	(28,597)

BALANCE — December 31, 2008	$	$17,905	$18,146	$36,051

See notes to consolidated financial statements.

XTAR, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(In thousands)

	2008	2007	2006

OPERATING ACTIVITIES:
Net loss	$(28,597)	$(18,421)	$(12,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,651	9,747	9,693
Non cash interest expense	3,893	2,464	1,950
Other — accretion to launch consideration payable to Arianespace	630	695	1,525
Adjustment to revenue straight lining assessment	18	(25)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	1,529	(3,779)	(1,646)
Accounts payable and other accrued liabilities	(78)	(2,826)	625
Deferred revenue			(2,191)
Long term liabilities	2,258	1,511	605
Payable to related parties	13,977	12,695	8,432

Net cash provided by operating activities	3,281	2,061	6,364

INVESTING ACTIVITIES — Capital expenditures		(2)

FINANCING ACTIVITIES:
Arianespace Incentive Cap (Note 10) repayments	(1,544)
Notes payable repayments		(3,340)	(8,960)

Net cash used in financing activities	(1,544)	(3,340)	(8,960)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,737	(1,281)	(2,596)
CASH AND CASH EQUIVALENTS — Beginning of year	1,810	3,091	5,687

CASH AND CASH EQUIVALENTS — End of year	$3,547	$1,810	$3,091

See notes to consolidated financial statements.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007, AND FOR THE YEARS ENDED
DECEMBER 31, 2008, 2007, AND 2006
(Dollar amounts in thousands, unless otherwise noted)

1.	Organization and Principal Business

XTAR, L.L.C. (“XTAR” or the “Company”), is a joint venture between Loral Skynet Corporation (“Loral Skynet”), a wholly owned subsidiary of Loral Space & Communications Inc. (“Loral”) and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government. Loral Skynet owns 56% of XTAR and Hisdesat owns 44%. XTAR was formed to provide satellite-based X-band communications services to United States, Spanish and allied governments. XTAR operates in accordance with an operating agreement dated July 12, 2001, as amended, which requires approval from both Loral and Hisdesat for significant operating decisions.

Prior to October 31, 2007, Loral Skynet held this interest through Loral Skynet International, LLC (“Loral Skynet International”), a 100% owned subsidiary. On October 31, 2007, immediately prior to the contribution by Loral Skynet of its fixed satellite services business (including shares of Loral Skynet International) to Telesat Canada in connection with Loral’s acquisition of 64% economic interest in Telesat Canada (the “Telesat Canada Transaction”), Loral Skynet International distributed its entire interest in the Company to Loral Skynet. Prior to Loral Skynet acquiring the 56% interest in November 2005, Loral’s other subsidiaries namely, Space Systems/ Loral, Inc. (SS/L) and Loral Space and Communications Holdings Corporation together held a 56% interest in XTAR. XTAR successfully launched its XTAR-EUR satellite, which was constructed by SS/L, on February 12, 2005, and it commenced service in March 2005. XTAR also leases X-band transponders (marketed as XTAR-LANT) on the Spainsat satellite, which was constructed by SS/L for Hisdesat. Spainsat was successfully launched on March 11, 2006, and commenced service in April 2006. The XTAR-EUR and XTAR-LANT satellites provide high-power X-band communication services over a large portion of the earth, including North America west to Colorado Springs, Colorado; South America, Europe, and the Middle East; Asia east to Singapore; and the Atlantic and Indian Oceans.

The Company has substantial transactions with Loral Skynet, Hisdesat, Telesat Canada and their affiliates, including transponder leases, service agreements, and a term loan. During 2008, the Company and these related parties reached an agreement under which the Company can indefinitely defer certain amounts due to these related parties, to the extent that such payments would cause the Company’s cash balance to be less than a specified amount. These matters are discussed in more detail in notes 8 and 9 to the consolidated financial statements.

2.	Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and in U.S. dollars. The consolidated financial statements include the accounts of XTAR and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

3.	Summary of Significant Accounting Policies

Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported for the period. Actual results could differ from estimates.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Property, Plant and Equipment — Property, plant and equipment are stated at historical cost. Depreciation is provided on the straight-line method for the satellite and related equipment over the estimated useful lives of

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise noted)

the related assets. Leasehold improvements on the Spainsat transponders leased from Hisdesat are being amortized over the life of the lease, which equates to the estimated useful life of the underlying satellite asset. Below are the estimated useful lives of our property, plant and equipment:

Years

Satellite-in-orbit	15
Earthstations	7-15
Equipment, furniture and fixtures	3
Leasehold improvement on Spainsat Transponders	15

Valuation of Satellite, Long-Lived Assets — The carrying value of the Company’s satellite and other long-lived assets is reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company periodically evaluates potential impairment loss relating to their satellite and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through future undiscounted expected cash flows generated by those assets (excluding financing costs). If the expected undiscounted future cash flows were less than the carrying value of the long-lived asset, an impairment charge would be recorded based on such asset’s estimated fair value. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows from our satellite could be impacted by, among other things:

•	Changes in estimates of the useful life of the satellite

•	Changes in estimates of our ability to operate the satellite at expected levels

•	Changes in the manner in which the satellite is to be used

•	The loss of one or several significant customer contracts on the satellite

If an impairment loss was indicated for the satellite, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS 144, and the Company received insurance proceeds, the proceeds would be recognized in their statement of operations.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, customer receivables, accounts payable, certain other accrued liabilities, the Hisdesat Term Loan (Note 9), and the Arianespace Incentive Cap (Note 10). The carrying amounts of the financial investments are reasonable estimates of their fair values.

Revenue Recognition — The Company provides satellite capacity under lease agreements that generally provide for the use of satellite transponders for periods generally ranging from three months to three years. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease agreements is recognized as services are performed, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues under contracts that include fixed lease payment increases and/or free rent periods are recognized on a straight-line basis over the life of the lease.

Income Taxes — XTAR is a Delaware limited liability company treated as a partnership for U.S. tax purposes. As such, no U.S. income tax provision (benefit) is included in the accompanying financial statements because U.S. income taxes are the responsibility of its members. XTAR is subject to foreign income taxes on certain income from sources outside the United States.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise noted)

Taxes Collected from Customers and Remitted to Governmental Authorities  — In accordance with EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), the Company has included $605, $527, and $522, in gross revenue for taxes collected from customers to be remitted to government authorities for fiscal years 2008, 2007, and 2006, respectively.

Additional Cash Flow Information — Supplemental information to the consolidated statements of cash flows for the years ended December 31, 2008, 2007, and 2006, is as follows:

	2008	2007	2006

Supplemental information:
Capital expenditure incurred and unpaid — related parties	$—	$—	$2

Interest payable converted to equity	$4,190	$—	$—

Interest paid	$—	$2,546	$—

Foreign taxes paid — net of refunds	$533	$524	$522

Foreign Currency — XTAR uses the U.S. dollar as its functional currency. Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at the period end rate and the expenses are translated at the average exchange rate in effect during each period. Nonmonetary assets, liabilities and equity are maintained at historical cost. Gains or losses are recognized in other income (expense) on the consolidated statements of operations.

Comprehensive Income — Comprehensive income (loss) is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of members’ equity, but are excluded from net loss. Comprehensive loss for the years ended December 31, 2008, 2007, and 2006, was the same as net loss.

Prospective Method of Valuing/Accreting Arianespace Incentive Obligation  — The Company adopted the “prospective method”, as described in EITF Issue No. 99-20, of accreting the Arianespace incentive cap liability (see Note 10). Under this accounting policy the Company accounts for differences in actual versus expected cash flows or revisions of future cash flow projections in light of current information prospectively — that is, as an adjustment to the effective yield to be recognized in interest expense over the remaining life of the contracts, rather than as an adjustment to the carrying amount.

4.	New Accounting Pronouncements

FIN 48 — In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FSP FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, the Company has elected to defer the application of FIN 48 until January 1, 2009. The Company evaluates uncertain tax positions based on the probable outcome of potential audit issues estimating the additional taxes that may be due in the future.

SFAS 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with United States GAAP and

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise noted)

expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of the adoption of FSP 157-2 will have on the Company’s consolidated financial position and results of operations.

SFAS 159 — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The Company adopted SFAS 159 on January 1, 2008, and did not elect the fair value option for any of its qualifying financial instruments.

SFAS 141R — In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R requires the acquirer to recognize as an adjustment to income tax expense, changes in the valuation allowance for acquired deferred tax assets. SFAS 141R is effective for any business comobinations entered into by the Company on or after January 1, 2009. We are currently evaluating the impact of adopting SFAS 141R.

5.	Property, Plant and Equipment

Property, plant and equipment as of December 31, 2008 and 2007, are as follows:

	2008	2007

Satellite in-orbit	$130,436	$130,436
Earth stations	9,177	9,177
Equipment, furniture and fixtures	387	387
Leasehold improvement on transponders	2,100	2,100

	142,100	142,100
Accumulated depreciation and amortization	(36,178)	(26,562)

Property, plant and equipment — net	$105,922	$115,538

Depreciation and amortization expense for property, plant and equipment was $9,616, $9,712, and $9,659, for the years ended December 31, 2008, 2007, and 2006, respectively.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise noted)

The transponder capacity on our satellite in-orbit is available for lease to customers. Future minimum lease receipts due from customers under long-term operating leases for transponder capacity as of December 31, 2008, are as follows:

December 31

2009	$8,303
2010	1,216
2011	1,199

6.	Other Assets

Other assets as of December 31, 2008 and 2007, are as follows:

	2008	2007

Intangible assets:
Regulatory and orbital slot	$518	$518
Accumulated amortization	(130)	(95)

Intangible assets — net	388	423
Other assets	20	38

Total other assets	$408	$461

In connection with the execution of the Company’s LLC Operating Agreement, Hisdesat agreed to freely license XTAR the right to the XTAR-EUR orbital slot provided that XTAR would reimburse the related orbital slot filing and regulatory fees. The Company paid $518 of such filing and regulatory fees and has recorded the amounts as an intangible asset on the consolidated balance sheet amortized over a 15 year useful life.

Total amortization expense was $35 for each of the years ended December 31, 2008, 2007, and 2006. Annual pre-tax amortization for intangible assets for the five years ending December 31, 2013, and thereafter is estimated to be as follows:

Years Ending December 31

2009	$35
2010	35
2011	35
2012	35
2013	35
Thereafter	213

Total	$388

7.	Income Taxes

The provision for income taxes consists of a current foreign tax provision in the amount of $633, $560, and $516, for the years ended December 31, 2008, 2007, and 2006, respectively.

XTAR is a Delaware limited liability company treated as a partnership for U.S. tax purposes. As such, no U.S. income tax provision (benefit) is required since U.S. income taxes are the responsibility of its members. Generally, taxable income or loss, deductions and credits are passed through to its members in proportion to their percentage interest.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise noted)

XTAR is subject to foreign income taxes on certain income from sources outside the United States, including sales to customers in certain countries, such as Spain, where a withholding tax is imposed against gross sales in lieu of a tax on net income, and branch income earned in certain foreign countries. During 2008, 2007, and 2006, we paid $533, $524, and $522, respectively, of Spanish income tax.

8.	Related Party Transactions

In addition to the transaction described in Note 9, XTAR has additional transactions with its shareholders and their subsidiaries and affiliates. The following describes such related party transactions.

Lease of Capacity to Hisdesat on XTAR-EUR — XTAR leases X-Band space segment capacity to Hisdesat on its XTAR-EUR satellite to enable Hisdesat to provide services to the Spanish government, as well as re-leasing XTAR capacity to other European governments. Revenue recognized under these lease agreements during the years ended December 31, 2008, 2007, and 2006, was $7,179, $6,340, and $6,918, respectively. Hisdesat owed XTAR $1,578 and $1,171 as of December 31, 2008 and 2007, respectively.

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

The components of the payable to related parties as of December 31, 2008 and 2007 are as follows:

	2008	2007

Lease obligation To Hisdesat	$32,308	$17,348
Operations Services Agreements With Hisdesat	2,093	3,454
Hisdesat Management Agreement With XTAR	1,153	1,175
Loral Skynet/Telesat Canada/Space Systems Loral Services Agreement	2,972	3,646
Loral SpaceCom Corporation Management Agreement With XTAR	1,296	1,632
Other	32	31

Total	$39,854	$27,286

Lease Obligation to Hisdesat — XTAR signed an agreement with Hisdesat in February 2002 to procure satellite transponder capacity on the Spainsat (XTAR-LANT) satellite for commercial resale to XTAR customers. The agreement provides a minimum lease obligation, initially of 25% ramping up to 90% of the eight transponders made available by Hisdesat through the end of life of the Spainsat satellite. Spainsat was successfully launched on March 11, 2006, and commenced service in April 2006. XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders was initially $7,744 per year, ultimately growing to $27,486 per year. The lease expense is recorded on a straight-line basis for the increasing lease payments. The deferred lease liability which is recorded as other long-term liabilities was $4,373 and $2,116, as of December 31, 2008 and 2007, respectively. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Cost of satellite services recognized under the lease obligations for the years ended December 31, 2008, 2007, and 2006 were $25,309, $14,665, and $5,201, respectively. Total amounts due to Hisdesat under the lease obligation, including interest on past due invoices, as of December 31, 2008 and 2007, are $32,308 and $17,348, respectively. As of December 31, 2008, XTAR has no customer requirements for this Spainsat capacity. While XTAR has made certain limited payments to Hisdesat in respect of this lease obligation, XTAR will not, absent a substantial increase in its take-up rate, have the ability to service this obligation. XTAR and Hisdesat have entered into an arrangement to indefinitely defer payments on the Spainsat lease subject to distribution of excess

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise noted)

cash over $3,000. The following table presents the future minimum payments, excluding interest, due under this lease agreement:

Years Ending December 31

2009	$23,420
2010	23,794
2011	24,175
2012	24,562
2013	24,955
Thereafter	195,114

Total	$316,020

Operations Services Agreements With Hisdesat — XTAR signed an agreement with Hisdesat in January 2005 whereby Hisdesat provides ground control system operation and maintenance services through the end of life of XTAR-EUR satellite. XTAR is to pay Hisdesat Euros 41 per month ($54 and $60 on the basis of exchange rates as of December 31, 2008 and 2007, respectively). Cost of satellite services recognized under this agreement for the years ended December 31, 2008, 2007, and 2006, were $844, $786, and $696, respectively. XTAR and Hisdesat have also entered into an agreement whereby Hisdesat provides XTAR tax and legal representation in Spain. Expenses related to these services are included in selling, general and administrative expenses and for the years ended December 31, 2008, 2007, and 2006, amounted to $116, $109, and $99, respectively. Amounts due to Hisdesat under these agreements as of December 31, 2008 and 2007, were at $2,093 and $3,454, respectively.

Hisdesat Management Agreement With XTAR — XTAR and Hisdesat have entered into a management agreement whereby Hisdesat provides general and specific services of technical, financial, commercial and administrative nature to XTAR in Europe and Latin America. For the services rendered by Hisdesat, XTAR is to pay a quarterly management fee equal to 2.9% of XTAR’s quarterly gross revenues. Expenses recognized under the agreement included in selling, general and administrative expense for the years ended December 31, 2008, 2007, and 2006, were $592, $561, and $445, respectively. Amounts due to Hisdesat under the management agreement as of December 31, 2008 and 2007, were $1,153 and $1,175, respectively.

Loral Skynet Corporation/Telesat Canada Service/Space Systems Loral Agreements and Arrangements With XTAR — XTAR signed agreements with Loral Skynet in January 2004 whereby Loral Skynet agreed to provide telemetry, tracking and control (TT&C) services, access management services through the end of life of XTAR-EUR satellite as well as a satellite construction oversight service, which is no longer active. XTAR is to pay Loral Skynet $46 per month for TT&C and $28 per month for access management. In October 2007 in connection with the Telesat Canada Transaction, Loral Skynet assigned these agreements, as well as the outstanding payables owed by XTAR to Loral Skynet, to Telesat Canada. Cost of satellite services recognized under these agreements for the years ended December 31, 2008, 2007, and 2006, are $888, $883, and $933, respectively.

XTAR and Loral Skynet have also entered into agreements whereby Loral Skynet provided to XTAR certain general and administrative services. In October 2007, Loral Skynet assigned these agreements, as well as the outstanding payables owed by XTAR to Loral Skynet, to Telesat Canada. Selling, general and administrative expenses recognized under these agreements for the years ended December 31, 2008, 2007, and 2006, were $185, $408, and $424, respectively. The Global Administration contract with Loral Skynet expired June 30, 2008 and effective July 1, 2008 Space System Loral took over that function which resulted in fees of $45 for the remainder of 2008.

Loral provides US employee benefits administration and certain XTAR employees participate in the Loral pension plan. Loral charges XTAR for this cost which amounted to $0, $58, and $55 for the years ended December 31, 2008, 2007, and 2006, respectively.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise noted)

Amounts due under these agreements as of December 31, 2008 and 2007, were $2,972 and $3,646, respectively.

Loral Space & Communications Inc. Management Agreement With XTAR — XTAR and Loral Space & Communications Inc. have entered into a management agreement whereby Loral Space & Communications, Inc. provides general and specific services of a technical, financial, commercial and administrative nature to XTAR. For the services rendered by Loral Space & Communications Inc., XTAR is to pay a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Selling, general and administrative expenses recognized under these agreements for the years ended December 31, 2008, 2007, and 2006, were $755, $716, and $567, respectively. Amounts due to Loral Space & Communications Inc. under the management agreement as of December 31, 2008 and 2007, were at $1,296 and $1,632, respectively.

Deferment Arrangement With Hisdesat, Loral and Telesat Canada — As of December 31, 2008 and 2007, XTAR owes Hisdesat and Loral, including its subsidiaries, $39,854 and $27,286, respectively. Loral and Hisdesat have agreed to defer the outstanding balances, except any interest due on the Spainsat lease, indefinitely, to the extent that such payments would cause the Company’s cash balance to be less than $3 million. Any cash balance over $3 million shall be applied in the following manner: 50% of such excess cash balance shall be applied to pay outstanding balances due on the Spainsat lease, with the remaining 50% to be applied to pay outstanding balances owed to each of Hisdesat and Loral, including its subsidiaries. The Company and Hisdesat executed an agreement on March 13, 2008, whereby interest on past dues relating to Spainsat lease, plus any and all future interest amounts on Spainsat lease, will be capitalized into equity by issuing a class of nonvoting equity interests in the Company (the “Class A Equity”), which class will enjoy priority rights over Loral’s and Hisdesat’s existing equity interests in the Company in respect of all dividends and distributions until such time as the Class A Equity has been repaid in full. For the year ended December 31, 2008, $4,190 of lease interest has been converted into non-voting equity interest in XTAR.

9.	Term Loan

Hisdesat Term Loan — In January 2005, Hisdesat provided XTAR with a convertible 8% loan in the amount of $10,787 due September 2011, for which Hisdesat received enhanced governance rights in XTAR. If Hisdesat were to convert the loan into XTAR equity, Loral Skynet’s equity interest in XTAR would be reduced to 51% and Hisdesat’s equity interest would increase to 49%. The principal amount and interest accrued on the term loan as of December 31, 2008 and 2007, are as follows:

	2008	2007

Principal amount	$10,787	$10,787
Interest accrued	3,957	2,845

Total	$14,744	$13,632

10.	Other Long Term Liabilities

XTAR entered into a Launch Services Agreement with Arianespace providing for the launch of its XTAR-EUR satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace provided a one-year, $15,800, 10% interest paid-in-kind loan for a portion of the launch price in addition to a revenue-based fee (incentive portion) to be paid over time for the remainder of the launch price. The Company granted and pledged to Arianespace a security interest in the XTAR-EUR satellite to ensure payment of the liabilities. The incentive portion of the launch service price is based on 3.5% of annual operating revenues during the 15 year in-orbit operations of the satellite subject to a maximum threshold, as defined in the Launch Services Agreement (the “Incentive Cap”). The Incentive Cap is set at $20,000 through December 2007 and shall be increased by $208 each month beginning January 2008 to a maximum of $50,000 on December 1, 2019. The Company has the option to prepay some or all of this incentive portion and

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise noted)

once the incentive payments actually paid to Arianespace equal the Incentive Cap at any point in time, we will have no further payment obligation to Arianespace. At the end of XTAR-EUR’s useful life, the Company will have no further obligation to Arianespace on the incentive portion, even if the aggregate amount of the incentive fee payments shall not have reached the $50,000 Incentive Cap. The carrying value of the incentive payable to Arianespace is arrived at by accreting interest on the previous years’ outstanding balance at a rate that equates the 3.5% fee payable on the projected revenue through the end of the life of the XTAR-EUR satellite.

All yearly incentive payments earned prior to 2007 were payable together with the yearly incentive payment of fiscal year 2007 before February 29, 2008. XTAR made the first incentive payment of $1,544 on February 29, 2008.

The current and long term liabilities as of December 31, 2008 and 2007, are as follows:

	2008	2007

Long term liabilities:
Straight lining of Spainsat lease	$4,373	$2,116
Arianespace Incentive Cap	19,669	20,582
Less current portion of Arianespace Incentive Cap	(8,000)	(1,544)

Total long term liabilities	$16,042	$21,154

Xtar and Arianespace entered into an Incentive Prepayment Agreement on January 27, 2009, whereby both parties agree to reduce the liability to $8,000. The liability will be paid off in three installments with the final installment due June 30, 2009. The Company has already made a $4,000 payment in January 2009. The carrying value of the total liability as of December 31, 2008 of $19,669 has not been adjusted to reflect this subsequent agreement, but the $8,000 due in 2009 has been classified as a current liability at December 31, 2008.

11.	Revenue Information

Revenue by Customer Location  — Our revenues by country based on customer location for the years ended December 31, 2008, 2007, and 2006, are as follows:

	2008	2007	2006

United States	$13,226	$12,999	$8,416
Spain	7,179	6,340	6,918

	$20,405	$19,339	$15,334

12.	Subsequent Event

In February 2009, Loral made an equity contribution of $4,480 to XTAR.

* * * * * *