Form 10-Q
period 2009-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2009-05-11
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 1-14180

Loral Space & Communications Inc.

600 Third Avenue
New York, New York 10016
Telephone: (212) 697-1105

Jurisdiction of incorporation: Delaware

IRS identification number: 87-0748324

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 30, 2009, 20,317,368 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2009

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$108,961	$117,548
Contracts-in-process	170,825	213,651
Inventories	108,984	109,755
Other current assets	40,741	54,286

Total current assets	429,511	495,240
Property, plant and equipment, net	196,127	188,270
Long-term receivables	201,573	184,701
Investments in affiliates	73,773	72,642
Intangible assets, net	28,758	31,578
Other assets	23,999	23,436

Total assets	$953,741	$995,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,451	$91,052
Accrued employment costs	34,646	41,819
Customer advances and billings in excess of costs and profits	242,500	184,592
Other current liabilities	17,908	31,911

Total current liabilities	365,505	349,374
Borrowings under revolving credit facility	—	55,000
Pension and other post retirement liabilities	230,240	230,660
Long-term liabilities	153,419	151,176

Total liabilities	749,164	786,210
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Voting common stock, $.01 par value; 30,494,327 shares authorized, 20,281,579 and 20,286,992 shares issued and outstanding	203	203
Non-voting common stock, $.01 par value; 9,505,673 shares authorized, issued and outstanding	95	95
Paid-in capital	1,008,590	1,007,011
Accumulated deficit	(761,750)	(750,922)
Accumulated other comprehensive loss	(42,561)	(46,730)

Total shareholders’ equity	204,577	209,657

Total liabilities and shareholders’ equity	$953,741	$995,867

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

Revenues	$212,491	$218,537
Cost of sales	197,201	207,012
Selling, general and administrative expenses	20,770	22,335

Operating loss	(5,480)	(10,810)
Interest and investment income	1,653	6,330
Interest expense	(1,266)	(351)
Other expense	(87)	(73)

Loss before income taxes and equity in net losses of affiliates	(5,180)	(4,904)
Income tax benefit (provision)	20	(1,776)

Loss before equity in net losses of affiliates	(5,160)	(6,680)
Equity in net losses of affiliates	(5,668)	(64,537)

Net loss	(10,828)	(71,217)
Preferred dividends	—	(5,988)

Net loss applicable to common shareholders	$(10,828)	$(77,205)

Basic and diluted loss per share	$(0.36)	$(3.83)

Basic and diluted weighted average common shares outstanding	29,702	20,156

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Series A-1		Series B-1								Accumulated
	Convertible		Convertible		Common Stock						Other
	Preferred Stock		Preferred Stock		Voting		Non-Voting				Comprehensive	Total
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Income	Shareholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Loss)	Equity

Balance, December 31, 2007	142	$41,873	901	$265,777	20,293	$203			$663,127	$(33,939)	$36,517	$973,558
Net loss										(71,217)
Other comprehensive loss											(1,832)
Comprehensive loss												(73,049)
Issuance of Series-1 preferred stock as payment for dividend	3	771	17	5,124								5,895
Restricted shares surrendered to fund withholding taxes					(5)				(139)			(139)
Stock based compensation									2,381			2,381
Preferred stock dividends										(5,988)		(5,988)

Balance, March 31, 2008	145	$42,644	918	$270,901	20,288	$203	—	$—	$665,369	$(111,144)	$34,685	$902,658

Balance, December 31, 2008	—	$—	—	$—	20,287	$203	9,506	$95	$1,007,011	$(750,922)	$(46,730)	$209,657
Net loss										(10,828)
Other comprehensive loss											4,169
Comprehensive loss												(6,659)
Restricted shares surrendered to fund withholding taxes					(5)				(62)			(62)
Stock based compensation									1,641			1,641

Balance, March 31, 2009	—	$—	—	$—	20,282	$203	9,506	$95	$1,008,590	$(761,750)	$(42,561)	$204,577

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Operating activities:
Net loss	$(10,828)	$(71,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash operating items (see Note 3)	16,877	71,190
Changes in operating assets and liabilities:
Contracts-in-process	28,332	(57,136)
Inventories	771	(5,825)
Long-term receivables	(1,354)	17,889
Other current assets and other assets	1,250	(4,999)
Accounts payable	(22,090)	1,616
Accrued expenses and other current liabilities	(19,636)	(7,934)
Customer advances	54,974	(18,910)
Income taxes payable	13,967	(29,012)
Pension and other postretirement liabilities	(420)	2,324
Long-term liabilities	1,257	(1,663)

Net cash provided by (used in) operating activities	63,100	(103,677)

Investing activities:
Capital expenditures	(12,212)	(8,317)
Decrease in restricted cash in escrow	5	884
Proceeds from the sale of short-term investments and available-for-sale securities	—	72
Investment in affiliates	(4,480)	—

Net cash used in investing activities	(16,687)	(7,361)

Financing activities:
Repayment of borrowings under SS/L revolving credit facility	(55,000)	—

Net cash used in financing activities	(55,000)	—

Net decrease in cash and cash equivalents	(8,587)	(111,038)
Cash and cash equivalents — beginning of period	117,548	314,694

Cash and cash equivalents — end of period	$108,961	$203,656

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Principal Business

Loral Space & Communications Inc. (“Loral”), together with its subsidiaries is a leading satellite communications company engaged in satellite manufacturing with investments in satellite-based communications services. Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization, as modified (“the Plan of Reorganization”).

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

Satellite Services:  Loral participates in satellite services operations principally through its investment in Telesat Holdings Inc. (“Telesat”), a global provider of fixed satellite services. Telesat’s satellite fleet operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.

As of March 31, 2009, Telesat has 13 in-orbit satellites, including one recently launched satellite which entered service on March 31, 2009, and one satellite under construction which is 100% leased for the design life of the satellite. One satellite will be decommissioned in the second quarter of 2009. Telesat provides video distribution and DTH video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.

Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat. We use the equity method of accounting for our investment in Telesat.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2008 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As noted above, we emerged from bankruptcy on November 21, 2005 and pursuant to Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), we adopted fresh-start accounting as of October 1, 2005 and determined the fair value of our assets and liabilities. Upon emergence, our reorganization equity value was allocated to our assets and liabilities, which were stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new equity was recorded in accordance with distributions pursuant to the Plan of Reorganization.

Investments in Telesat and XTAR, L.L.C. (“XTAR”) are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of our beneficial interest. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We capitalize interest cost on our investments, until such entities commence commercial operations.

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

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process and long-term receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which are highly leveraged, as well as those in the development stage which are partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements provide for effective management of potential credit risks with regard to our current customer base. However, the global financial markets have been adversely impacted by the current market environment that includes illiquidity, market volatility, widening credit spreads, changes in interest rates, and currency exchange fluctuations. These credit and financial market conditions may have a negative impact on certain of our customers and could negatively impact the ability of such customers to pay amounts owed or to enter into future contracts with us.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

Level 1:  Inputs represent a fair value that is derived from unadjusted quoted prices for identical assets or liabilities traded in active markets at the measurement date.

Level 2:  Inputs represent a fair value that is derived from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities, and pricing inputs, other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:  Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value.

Assets and liabilities measured at Fair Value on Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Marketable securities	$344	$—	$—
Derivatives, net	$—	$16,831	$—

The Company does not have any non-financial assets and non-financial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 31, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure equity method investments at fair value when they are impaired. We had no equity-method investments measured at fair value at March 31, 2009.

In accordance with the provisions of APB No. 18, The Equity Method of Accounting for Investments in Common Stock, we review the carrying values of our investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge would be recorded when the cost of the investment, or its previous fair value resulting from its cost write down, exceeds its current fair value and is determined to be other than temporary.

Recent Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial effects of business combinations. SFAS 141(R) requires the acquirer to recognize an adjustment to income tax expense for changes in the valuation allowance for acquired deferred tax assets and FIN 48 liabilities. SFAS 141(R) was effective for the Company on January 1, 2009. The adoption of SFAS 141(R) had the effect of decreasing our income tax benefit during the quarter ended March 31, 2009 by approximately $3 million.

FSP FAS 142-3

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 was effective for the Company on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 was effective for the Company on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends SFAS 133 and SFAS 107, Disclosure about Fair Value of Financial Instruments by requiring increased qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities but does not change SFAS 133’s scope or accounting. SFAS 161 was effective for the Company on January 1, 2009. See Note 6 for the disclosures required by SFAS 161.

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS 132 Employers’ Disclosure about Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other retirement plan. FSP FAS 132(R)-1 was effective for the Company on January 1, 2009. As required by FSP FAS 132(R)-1, the Company will provide the required additional disclosures in our annual financial statements for the year ending December 31, 2009.

EITF 08-6

In November 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”) which addresses certain effects of SFAS Nos. 141(R) and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective for transactions occurring after

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. The Company will include the required disclosures beginning with our Form 10-Q for the quarter ending June 30, 2009.

3.	Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Non-cash operating items:
Equity in net losses of affiliates	$5,668	$64,537
Deferred taxes	(656)	200
Depreciation and amortization	9,309	8,182
Stock based compensation	1,641	2,381
Warranty expense accruals (accrual reversals)	291	(479)
Amortization of prior service credits and net actuarial gain	93	(829)
Gain on disposition of available-for-sale securities	—	(72)
Unrealized loss on non-qualified pension plan assets	166	—
Non-cash net interest (income) expense	(436)	28
Loss on foreign currency transactions and contracts	948	—
Amortization of fair value adjustments related to orbital incentives	(147)	(2,758)

Net non-cash operating items	$16,877	$71,190

Non-cash financing activities:
Issuance of Loral Series-1 Preferred Stock as payment for dividend	$—	$5,894

Accrued dividends on Loral Series-1 Preferred Stock	$—	$5,988

Non-cash investing activities:
Available for sale securities received in connection with the sale of Globalstar do Brazil	$—	$6,000

Capital expenditures incurred not yet paid	$3,195	$5,600

Supplemental information:
Interest paid	$1,210	$471

Tax (refunds) payments, net	$(14,995)	$29,045

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months
	Ended March 31,
	2009	2008

Net loss	$(10,828)	$(71,217)
Proportionate share of Telesat Holdco other comprehensive loss	—	(1,040)
Cumulative translation adjustment	—	(498)
Unrealized gain on foreign currency hedge	6,934	—
Unrealized gain on available-for-sale securities arising during the period, net of taxes of $135 in 2008	148	242
Amortization of prior service credits and net actuarial gains, net of taxes of $336 in 2008	93	(494)
Reclassification adjustment for gains included in net income	(3,006)	(42)

Comprehensive loss	$(6,659)	$(73,049)

5.	Contracts-in-Process and Inventories

Contracts-in-process and inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008

Contracts-in-Process:
Amounts billed (net of allowance for doubtful accounts of $923)	$104,647	$122,455
Unbilled receivables	66,178	91,196

	$170,825	$213,651

Inventories:
Inventories-gross	$136,112	$136,955
Allowance for obsolescence	(27,128)	(27,200)

	$108,984	$109,755

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

6.	Financial Instruments, Derivatives and Hedging Transactions

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates. To limit this foreign exchange rate exposure, the Company seeks to denominate its contracts in U.S. dollars. If we are unable to enter into a contract in U.S. dollars, we review our foreign exchange exposure and, where appropriate, derivatives are used to minimize the risk of foreign exchange rate fluctuations to operating results and cash flows. We do not use derivative instruments for trading or speculative purposes.

As of March 31, 2009, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the March 31, 2009 exchange rates) that were unhedged:

	Foreign Currency	U.S.$
	(In thousands)

Future revenues — Japanese Yen	¥83,873	$862
Future expenditures — Japanese Yen	¥3,500,337	$35,987
Contracts-in-process, unbilled receivables — Japanese Yen	¥10,734	$110
Future expenditures — EUROs	€6,270	$8,281

Derivatives and Hedging Transactions

All derivative instruments are recorded at fair value as either assets or liabilities in our condensed consolidated balance sheets. Each derivative instrument is generally designated and accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as either a hedge of a recognized asset or a liability (“fair value hedge”) or a hedge of a forecasted transaction (“cash flow hedge”). Certain of these derivatives are not designated as hedging instruments under SFAS 133 and are used as “economic hedges” to manage certain risks in our business.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company does not hold collateral or other security from its counterparties supporting its derivative instruments. In addition, there are no netting arrangements in place with the counterparties. To mitigate the counterparty credit risk, the company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.

The aggregate fair value of derivative instruments in net asset positions as of March 31, 2009 was $17 million. This amount represents the maximum exposure to loss at the reporting date as a result of the potential failure of the counterparties to perform as contracted.

Cash Flow Hedges

The Company enters into long-term construction contracts with customers and vendors, some of which are denominated in foreign currencies. Hedges of expected foreign currency denominated contract revenues and related purchases are designated as cash flow hedges and evaluated for effectiveness at least quarterly. Effectiveness is tested using regression analysis. The effective portion of the gain or loss on a cash flow hedge is recorded as a component of other comprehensive income (“OCI”) and reclassified to income in the same period or periods in which the hedged transaction affects income. The ineffective portion of a cash flow hedge gain or loss is included in income.

On July 9, 2008, SS/L was awarded a satellite contract denominated in EUROs and entered into a series of foreign exchange forward contracts with maturities through 2011 to hedge associated foreign currency exchange risk because our costs are denominated principally in U.S. dollars. These foreign exchange forward contracts have been designated as cash flow hedges of future Euro denominated receivables.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maturity of foreign currency exchange contracts held as of March 31, 2009 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)

2009	€42,940	$66,371	$56,865
2010	19,210	29,389	25,612
2011	23,493	35,663	31,473

	€85,643	$131,423	$113,950

To Buy
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
(In thousands)

2009	€3,673	$4,208	$4,850

Balance Sheet Classification

The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of March 31, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives designated as hedging instruments under SFAS 133
Foreign exchange contracts	Other current assets	$11,226		$—
Foreign exchange contracts	Other assets	5,899		—

		$17,125		$—

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	Other assets	$348	Other current liabilities	$642

Total Derivatives		$17,473		$642

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedge Gains (Losses) Recognition

The following summarizes the gains (losses) recognized in the condensed consolidated statement of operations and accumulated other comprehensive income for all derivatives for the three months ended March 31, 2009:

Amount of Gain
	Recognized			Loss on Derivative
	in OCI on	Gain Reclassified from Accumulated		Ineffectiveness and
Derivatives in SFAS 133 Cash Flow	Derivative	OCI into Income (Effective Portion)		amounts excluded from Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
	(In thousands)		(In thousands)		(In thousands)

Foreign exchange contracts	$6,610	Revenue	$3,005	Revenue	$(853)
Foreign exchange contracts	$323		—	Interest income	$(102)

	Gain
	Recognized in Income
Cash Flow Derivatives Not Designated as Hedging	on Derivative
Instruments under SFAS 133	Location	Amount
		(In thousands)

Foreign exchange contracts	Revenue	$123

We estimate that $14.6 million of net gains from derivative instruments included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

7.	Property, Plant and Equipment

	March 31,	December 31,
	2009	2008
	(In thousands)

Land and land improvements	$26,852	$26,913
Buildings	66,591	59,038
Leasehold improvements	11,073	10,870
Equipment, furniture and fixtures	137,983	133,916
Satellite capacity under construction (see Note 17)	14,814	10,478
Other construction in progress	19,458	21,863

	276,771	263,078
Accumulated depreciation and amortization	(80,644)	(74,808)

	$196,127	$188,270

Depreciation and amortization expense for property, plant and equipment was $5.8 million and $5.2 million for the three months ended March 31, 2009 and 2008, respectively.

8.	Investments in Affiliates

Investments in affiliates consists of:

	March 31,	December 31,
	2009	2008
	(In thousands)

Telesat Holdings Inc.	$—	$—
XTAR, LLC	71,650	70,547
Other	2,123	2,095

	$73,773	$72,642

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in net losses of affiliates consists of:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Telesat Holdings Inc.	$(2,291)	$(60,302)
XTAR	(3,377)	(4,235)

	$(5,668)	$(64,537)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Revenues	$24,248	$19,349
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(2,298)	(1,189)
Profits relating to affiliate transactions not eliminated	1,295	669

We use the equity method of accounting for our investment in Telesat because we own 33 1/3% of the voting stock and do not exercise control via other means. Loral’s equity in net loss of Telesat is based on our proportionate share of its results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net loss is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions but have no voting rights.

The contribution of Loral Skynet to Telesat in 2007 was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of fair value adjustments applicable to the Loral Skynet assets and liabilities have been proportionately eliminated in determining our share of the losses of Telesat. Our equity in the net loss of Telesat also reflects the elimination of our profit, to the extent of our economic interest, on satellites we are constructing for them.

As of March 31, 2009 and December 31, 2008 our investment in Telesat has been reduced to zero as a result of recording our proportionate interest in Telesat’s losses. Equity in losses of affiliates, other than the elimination of our profit on transactions with such affiliates, is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. During the year ended December 31, 2008, the Company recognized $6.9 million of equity in losses of Telesat that due to an asset basis difference should have been recognized during the quarter ended March 31, 2009. The Company does not believe such amount is material to the financial statements for the year ended December 31, 2008 or the quarter ended March 31, 2009.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Telesat

The following table presents summary financial data for Telesat in accordance with U.S. GAAP:

Statement of Operations Data:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Revenues	$165,247	$166,504
Operating expenses	(50,334)	(67,117)
Depreciation, amortization and stock-based compensation	(50,518)	(58,464)
Operating income	64,395	40,923
Interest expense	(54,136)	(62,203)
Other expense, net	(34,454)	(88,311)
Income tax (provision) benefit	(7,023)	17,018
Net loss	(31,218)	(92,573)

Balance Sheet Data:

	March 31,	December 31,
	2009	2008
	(In thousands)

Current assets	$171,097	$179,769
Total assets	4,200,504	4,273,162
Current liabilities	202,073	171,423
Long-term debt, including current portion	2,880,132	2,901,620
Total liabilities	3,735,547	3,760,164
Redeemable preferred stock	112,232	116,044
Shareholders’ equity	352,725	396,954

Other expense, net included foreign exchange losses of $81 million and $122 million for the three months ended March 31, 2009 and 2008, respectively, and gains on financial instruments of $46 million and $34 million for the three months ended March 31, 2009 and 2008, respectively.

XTAR

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our investment in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions.

XTAR owns and operates an X-band satellite, XTAR-EUR, located at 29o E.L., which is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. XTAR also leases 7.2 72 MHz X-band transponders on the Spainsat satellite located at 30o W.L., owned by Hisdesat. These transponders, designated as XTAR-LANT, provide capacity to XTAR for additional X-band services and greater coverage and flexibility.

In January 2005, Hisdesat provided XTAR with a convertible loan in the amount of $10.8 million due 2011, for which Hisdesat received enhanced governance rights in XTAR. If Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders is $23.4 million in 2009, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Interest on XTAR’s outstanding lease obligations to Hisdesat is paid through the issuance of a class of non-voting membership interests in XTAR, which enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. In March 2009, XTAR entered into an agreement with Hisdesat whereby the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral in respect of services provided by them to XTAR.

XTAR-EUR was launched on Arianespace, S.A.’s Ariane ECA launch vehicle in 2005. The price for this launch had two components — the first, consisting of a $15.8 million 10% interest paid-in-kind loan provided by Arianespace, was repaid in full by XTAR on July 6, 2007. The second component of the launch price consists of a revenue-based fee to be paid to Arianespace over XTAR-EUR’s 15 year in-orbit operations. This fee, also referred to as an incentive fee, equals 3.5% of XTAR’s annual operating revenues, subject to a maximum threshold (the “Incentive Cap”). On February 29, 2008, XTAR paid Arianespace $1.5 million representing the incentive fee through December 31, 2007. On January 27, 2009, Arianespace agreed to eliminate the incentive portion of the Launch Services Agreement in exchange for $8.0 million payable in three installments. The first payment of $4.0 million was made in February 2009 and the second payment of $2.0 million was made on April 15, 2009. Upon the final payment of $2.0 million on June 30, 2009, XTAR will have satisfied in full all of its obligations under the Launch Services Agreement, and the Launch Services Agreement will then be terminated.

To enable XTAR to make these settlement payments to Arianespace, XTAR has issued a capital call to its LLC members. In response to the capital call Loral increased its investment in XTAR by approximately $4.5 million in the first quarter of 2009, representing Loral’s 56% share of the $8 million capital call.

The following table presents summary financial data for XTAR:

Statement of Operations Data:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Revenues	$6,361	$4,728
Operating expenses	(8,461)	(8,584)
Depreciation and amortization	(2,405)	(2,435)
Operating loss	(4,505)	(6,291)
Net loss	(6,016)	(7,555)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Data:

	March 31,	December 31,
	2009	2008
	(In thousands)

Current assets	$8,816	$9,107
Total assets	112,740	115,437
Current liabilities	45,667	41,314
Total liabilities	77,218	79,386
Shareholders’ equity	35,522	36,051

Other

On December 21, 2007, Loral and certain of its subsidiaries and DASA Globalstar LLC entered into an agreement to sell their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, to Globalstar Inc. Closing of the transaction occurred on March 25, 2008. Pursuant to the sale agreement, Loral received 883,393 shares of common stock of Globalstar Inc. in consideration for the sale of its interest. The shares have been registered under the Securities Act of 1933 and may be sold by Loral without restriction. In addition, Loral agreed to indemnify Globalstar Inc. for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Loral has agreed that proceeds from the sale of the Globalstar Inc. common stock received in the transaction will be kept in a segregated account and may be used only for payment of the indemnified liabilities. Remaining indemnified liabilities of $0.7 million and $1.4 million were included in current liabilities and $8.7 million and $8.8 million were included in long-term liabilities as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, we owned 984,173 shares of Globalstar Inc. common stock, which are accounted for as available-for-sale securities, with a fair value of $0.3 million. Unrealized gains on other Globalstar shares included in other comprehensive income were $0.1 million and $0.2 million, net of taxes for the three months ended March 31, 2009 and 2008, respectively.

9.	Intangible Assets and Amortization of Fair Value Adjustments

Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of:

	Weighted Average
	Remaining	March 31, 2009		December 31, 2008
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)

Internally developed software and technology	2	$59,027	$(37,859)	$59,027	$(35,154)
Trade names	17	9,200	(1,610)	9,200	(1,495)

		$68,227	$(39,469)	$68,227	$(36,649)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for intangible assets was $2.8 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively. Annual amortization expense for intangible assets for the five years ending December 31, 2013 is estimated to be as follows (in thousands):

2009	$11,276
2010	9,192
2011	2,931
2012	2,315
2013	460

The following summarizes information related to the amortization of fair value adjustments recorded in connection with our adoption of fresh start accounting for contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities:

	March 31,	December 31,
	2009	2008
	(In thousands)

Gross fair value adjustments	$36,896	$36,896
Accumulated amortization	(18,585)	(19,084)

	$18,311	$17,812

Net amortization of these fair value adjustments was a credit to income of $0.5 million and a charge to expense of $2.6 million for the three months ended March 31, 2009 and 2008, respectively.

10.	Debt

SS/L Credit Agreement

On October 16, 2008, SS/L entered into a credit agreement with several banks and other financial institutions. The credit agreement provides for a $100.0 million senior secured revolving credit facility. The revolving facility includes a $50.0 million letter of credit sublimit. The credit agreement is for a term of three years, maturing on October 16, 2011.

The following summarizes information related to the SS/L Credit Agreement (in thousands, except percentages):

	March 31,	December 31,
	2009	2008

Letters of credit outstanding	$4,927	$4,927
Borrowings	—	$55,000
Interest rate on revolver borrowings	—	4.2575%

	Three Months
	Ended March 31,
	2009	2008

Interest expense	$525	—
Amortization of issuance costs	$219	—

11.	Income Taxes

During 2009 and 2008, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. Under SOP 90-7, for periods

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to January 1, 2009 any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. With the adoption of SFAS 141(R) on January 1, 2009, all future reversals of the valuation allowance balance as of October 1, 2005 are recorded as a reduction to the income tax provision.

As of March 31, 2009, we had unrecognized tax benefits relating to uncertain tax positions of $108.3 million. The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense on a quarterly basis. As of March 31, 2009, we have accrued approximately $15.8 million and $21.6 million for the payment of potential tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2004. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our state income tax returns filed for 2004 and federal and state income tax returns filed for 2005, potentially resulting in a $2.7 million reduction to our unrecognized tax benefits.

The liability for uncertain tax positions is included in long-term liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2009 and 2008, we increased our liability for uncertain tax positions from $109.0 million to $110.7 million and from $68.0 million to $69.5 million, respectively. The net increase of $1.7 million for 2009 related to (i) an increase of $0.6 million to our current provision for uncertain tax positions, (ii) an increase of $2.0 million to our current provision for potential additional interest and penalties, partially offset by (iii) a decrease of $0.9 million from the reversal of FIN 48 liabilities due to the expiration of the statute of limitations for the assessment of additional state tax for 2003 and 2004 treated as a current income tax benefit. The increase of $1.5 million for 2008 related to our current provision for potential additional interest and penalties. With the adoption of SFAS 141(R) on January 1, 2009, as of March 31, 2009, if our positions are sustained by the taxing authorities, approximately $109.6 million would reduce the Company’s effective tax rate and $1.1 million would reduce deferred tax assets. Other than as described above, there were no significant changes to our uncertain tax positions during the three months ended March 31, 2009, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

12.	Shareholders’ Equity

Common Stock

On November 10, 2008, the Court of Chancery of the State of Delaware (the “Court”) issued an Implementing Order (the “Implementing Order”) in the In re: Loral Space and Communications Consolidated Litigation. Effective December 22, 2008, pursuant to the Implementing Order, the Securities Purchase Agreement by and between Loral and MHR Fund Management LLC (together with its affiliates, “MHR”), as amended and restated on February 27, 2007 (the “SPA”), was reformed to provide for MHR to have purchased 9,505,673 shares of Loral Non-Voting Common Stock, which are in all respects identical to and treated equally with shares of Loral Voting Common Stock except for the absence of voting rights (other than as provided in the New Charter (defined below) or as provided by law), in exchange for the net payment of $293.3 million made by MHR to Loral on February 27, 2007 in connection with the SPA. Pursuant to the Implementing Order, all other terms of the SPA are of no further force or effect.

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

As a result of the cancellation of the Loral Series-1 Preferred Stock and the issuance of the Non-Voting Common Stock on December 23, 2008, shareholders’ equity in our consolidated balance sheet has been adjusted to include the Non-Voting Common Stock at its fair value on December 23, 2008 and remove the Loral Series-1 Preferred Stock balances. Fair value was determined based on the closing market price per share of Loral common stock on December 23, 2008. The difference between the fair value of the 9,505,673 shares of Non-Voting Common Stock and the carrying value of the Loral Series-1 Preferred Stock, including accrued dividends thereon, has been reflected as an increase to paid-in capital.

In addition, the Certificates of Designation of the Series A Preferred Stock (defined below) and Series B Preferred Stock (defined below) were eliminated and are of no further force and effect.

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

The Company paid dividends of $5.9 million through the issuance of 2,556 shares and 16,994 shares of Series A-1 and Series B-1 Preferred Stock, respectively, during the three months ended March 31, 2008.

Loral incurred issuance costs of $8.9 million in connection with this preferred stock financing. In addition, Loral paid MHR a placement fee of $6.8 million upon closing of the financing.

Stock Plans

As of March 31, 2009, there were 456,671 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan.

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

In April 2009, other SS/L employees were granted 66,259 shares of Loral voting common stock which are fully vested as of the grant date.

13.	Pensions and Other Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2009 and 2008:

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Service cost	$2,261	$2,039	$264	$335
Interest cost	5,996	5,787	1,050	1,164
Expected return on plan assets	(4,273)	(6,157)	(13)	(20)
Amortization of prior service credits and net actuarial gain or loss	226	(707)	(133)	(122)

	$4,210	$962	$1,168	$1,357

14.	Commitments and Contingencies

Financial Matters

We made our final payment of $1.7 million in January 2009 to the U.S. Department of State pursuant to a consent agreement entered into by Old Loral and SS/L.

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the three months ended March 31, 2009, is as follows (in thousands):

Balance of deferred amounts at January 1, 2009	$36,255
Warranty costs incurred including payments	323
Accruals relating to pre-existing contracts (including changes in estimates)	164

Balance of deferred amounts at March 31, 2009	$36,742

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loral has restructured its corporate functions reducing the number of employees at its headquarters and consolidating some functions at SS/L. In the fourth quarter of 2007, Loral charged approximately $7.0 million to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily through 2009. Loral paid restructuring costs of approximately $0.6 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively, and paid cumulative restructuring costs of $6.3 million as of March 31, 2009. The liability recorded in the condensed consolidated balance sheet for the restructuring was $0.7 million at March 31, 2009.

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables and vendor financing receivables included in our condensed consolidated balance sheet as of March 31, 2009 were $195 million and $0, respectively. Approximately $49 million of these orbital receivables are related to satellites in-orbit and $146 million are related to satellites under construction.

As of May 1, 2009, SS/L had past due receivables in the aggregate amount of approximately $9 million from two highly-leveraged customers with SS/L-built satellites in orbit, which amount was included in contracts in process. In addition, as of March 31, 2009, with respect to one of these satellites, SS/L had approximately $3 million of long-term receivables and $9 million related to orbital incentives, which amounts were included in long-term receivables. These customers are experiencing significant financial difficulties, and there can be no assurance that they will not default on their payment obligations. SS/L’s contracts with these customers, however, require that SS/L provide orbital anomaly and troubleshooting support for the life of the satellites. SS/L believes, therefore, that because such technical support is essential to maximize the life and performance of these in-orbit satellites, which are critical to the execution of the operations and business plans of these customers and no other company can provide this support on a practical basis, these customers (or their successors if they undergo reorganization) will likely fulfill their contractual payment obligations and that SS/L will not incur a material loss with respect to these receivables.

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Sirius Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). Under the Sirius Credit Agreement, SS/L agreed, subject to the terms and conditions contained therein, to make loans to Sirius up to an aggregate principal amount of $100 million to make milestone payments under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Satellite Purchase Agreement”) for the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”). Pursuant to the Sirius Credit Agreement, on December 19, 2008, Sirius’ ability to borrow under the Sirius Credit Agreement to reimburse itself for milestone payments it had previously made with its own funds expired. Any loans made under the Sirius Credit Agreement are secured by Sirius’ right, title and interest in its rights under the Satellite Purchase Agreement, including its rights in and to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc. and any future material subsidiary that may be formed or acquired by Sirius, other than XM Radio and any other subsidiary designated as an “unrestricted subsidiary” under the indenture governing Sirius’s 9 5/8% senior notes due 2013. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Sirius Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin. The Sirius Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. SS/L believes that, as of April 30, 2009, Sirius is not eligible for any borrowings on the FM-5 Satellite and, subject to satisfaction of the conditions set forth in the Sirius Credit Agreement, would be eligible to borrow up to $32 million under the Sirius Credit Agreement upon incurrence of future milestone payments on the FM-6 Satellite. As of March 31, 2009, no loans were outstanding under the Sirius Credit Agreement.

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

See Note 17 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty-nine of the satellites built by SS/L and launched since 1997 have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L. SS/L has implemented remediation measures that SS/L believes will prevent satellites launched after June 2001 from experiencing similar anomalies. Based upon information currently available relating to the power losses, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

Non-performance can increase costs and subject SS/L to damage claims from customers and termination of the contract for SS/L’s default. SS/L’s contracts contain detailed and complex technical specifications to which the satellite must be built. It is very common that satellites built by SS/L do not conform in every single respect to, and contain a small number of minor deviations from, the technical specifications. Customers typically accept the satellite with such minor deviations. In the case of more significant deviations, however, SS/L may incur increased costs to bring the satellite within or close to the contractual specifications or a customer may exercise its contractual right to terminate the contract for default. In some cases, such as when the actual weight of the satellite exceeds the specified weight, SS/L may incur a predetermined penalty with respect to the deviation. A failure by SS/L to deliver a satellite to its customer by the specified delivery date, which may result from factors beyond SS/L’s control, such as delayed performance or non-performance by its subcontractors or failure to obtain necessary governmental licenses for delivery, would also be harmful to SS/L unless mitigated by applicable contract terms, such as excusable delay. As a general matter, SS/L’s failure to deliver beyond any contractually provided grace period would result in the incurrence of liquidated damages by SS/L, which may be substantial, and if SS/L is still unable to deliver the satellite upon the end of the liquidated damages period, the customer will generally have the right to terminate the contract for default. If a contract is terminated for default, SS/L would be liable for a refund of customer payments made to date, and could also have additional liability for excess re-procurement costs and other damages incurred by its customer, although SS/L would own the satellite under construction and attempt to recoup

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any losses through resale to another customer. A contract termination for default could have a material adverse effect on SS/L and us.

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

In November 2004, Galaxy 27 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. In June 2008, Galaxy 26 (formerly Telstar 6) experienced a similar anomaly which caused the loss of power to one of the satellite’s solar arrays. Three other satellites manufactured by SS/L for other customers have designs similar to Galaxy 27 and Galaxy 26 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in the incurrence of warranty payments by SS/L of up to $4.2 million, of which $0.8 million has been accrued as of March 31, 2009.

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

See Note 17 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to SS/L’s obligation to make payments to Telesat for transponders on Telstar 10.

Regulatory Matters

SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, and with the disclosure of technical data or provision of defense services to foreign persons. Due to the relationship between launch technology and missile technology, the U.S. government has limited, and is likely in the future to limit, launches from China and other foreign countries. Delays in obtaining the necessary licenses and technical assistance agreements have in the past resulted in, and may in the future result in, the delay of SS/L’s performance on its contracts, which could result in the cancellation of contracts by its customers, the incurrence of penalties or the loss of incentive payments under these contracts.

Legal Proceedings

Delaware Shareholder Litigation

In connection with the In re: Loral Space and Communications Inc. Consolidated Litigation relating to the Company’s sale of $300 million of preferred stock to certain funds affiliated with MHR (the “MHR Funds”) pursuant to the Securities Purchase Agreement dated October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”), the Company has filed an appeal with the Delaware Supreme Court with respect to the February 20, 2008 order of the Court of Chancery of the State of Delaware in and for New Castle County (the “Chancery Court”) granting certification of the class of Loral shareholders and the December 22, 2008 order resolving plaintiffs’ attorneys’ applications for attorneys’ fees and expenses that awarded class counsel in the litigation fees and expenses in the amount of $10.6 million (the “Class Counsel Award”) which Loral paid on December 31, 2008. Oral argument on the appeal was held on May 6, 2009. In addition, in January 2009, Loral paid

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counsel for the derivative plaintiffs in the litigation a total amount of $8.8 million for fees and expenses incurred in connection with the litigation (the “Derivative Fee Award” and, together with the Class Counsel Award, the “Fee Awards”), which was accrued in other current liabilities on the consolidated balance sheet at December 31, 2008.

New York Shareholder Litigation

In connection with the Babus v. Targoff, et al. shareholder derivative litigation related to the Securities Purchase Agreement, which was filed in 2006 in the Supreme Court of the State of New York, County of New York, against all members of the Loral board of directors, MHR, the MHR Funds and other entities affiliated with MHR and Loral as a nominal defendant, in light of the decision in the Delaware shareholder litigation discussed above, in April 2009, the plaintiff requested that the court approve a voluntary discontinuance of the action with prejudice.

Insurance Coverage Litigation

The Company is obligated to indemnify its directors and officers for expenses incurred by them in connection with their defense in the shareholder derivative litigations described above. The Company has purchased directors and officers liability insurance coverage that provides the Company with coverage of up to $40 million for amounts paid as a result of the Company’s indemnification obligations to its directors and officers and for losses incurred by the Company in certain circumstances, including shareholder derivative actions.

The Company’s insurers have denied coverage of the Fee Awards and, on or about December 19, 2008, commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking a declaratory judgment declaring that (x) the applicable insurance policies do not provide coverage for the Fee Awards; (y) even if the terms of the policies would otherwise cover the Fee Awards, Loral breached the cooperation clause of the policies thereby relieving the insurers of any liability under the policies; and (z) in the alternative, to the extent that the court finds that Loral is entitled to coverage of the Fee Awards, coverage is available only for a small portion of the Derivative Fee Award. The Company believes that the Fee Awards are covered by and reimbursable under its insurance and, on February 27, 2009, the Company filed its answer and counterclaims in which it asserted its rights to coverage. On or about April 14, 2009, the insurers filed their reply and defenses to the Company’s counterclaims.

The Company has received requests for indemnification and advancement of expenses from its directors who are not affiliated with MHR under their indemnification agreements with the Company for any losses or costs they may incur as a result of the In re: Loral Space and Communications Inc. Consolidated Litigation and Babus lawsuits. As of April 30 2009, after giving effect to a $5.0 million deductible, the insurers have advanced approximately $9.5 million in defense costs for the Company’s directors who are not affiliated with MHR, but have denied coverage for approximately $1.0 million of such defense costs (the “Denied Fees and Expenses”). The Company is disputing the insurers’ denial of the Denied Fees and Expenses and is seeking to recover such fees and expenses in the above-referenced insurance coverage litigation.

In addition, the Company has received a request for indemnification from its directors who are affiliated with MHR for defense costs in the amount, as of November 30, 2008, of approximately $18 million (the “MHR-Affiliated Director Indemnity Claim”). The Company has referred this request for indemnification to Mr. John Stenbit, who has been appointed by the Board of Directors to act as an independent special committee of the Board with respect to determination of the amount of defense costs properly allocable to the MHR-affiliated directors in their capacity as Loral directors and for which they are entitled to indemnification. Since the special committee has not yet made any determinations with respect to its assignment, the Company cannot estimate how much, if any, of the $18 million claimed by the directors affiliated with MHR will be subject to indemnification. In addition, the insurers have taken the position that it appears that no coverage is available for the MHR-Affiliated Director Indemnity Claim and have reserved their rights with respect thereto. The Company does not agree with the insurers’ position and is seeking to recover from the insurers in the above-referenced insurance coverage litigation any fees and expenses that may properly be payable to the MHR-affiliated directors.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There can be no assurance that the Company’s positions regarding insurance coverage for the Fee Awards, the Denied Fees and Expenses or the MHR-Affiliated Director Indemnity Claim will prevail or, if it does prevail on one or more of its positions, that the coverage limit will be adequate to cover the Fee Awards, all defense costs for its directors (including any amounts properly payable to the MHR-affiliated directors) and the Denied Fees and Expenses.

Informal SEC Inquiry

In June and July 2007, we received letters from the Staff of the Division of Enforcement of the SEC informing the Company that it is conducting an informal inquiry and requesting that the Company provide certain documents and information relating primarily to the Securities Purchase Agreement and activities before and after its execution as well as documents and information relating to the redemption of certain notes issued by Loral Skynet and documents and information regarding the directors and officers of Loral. The letter advised that the informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. The Company has fully cooperated with the SEC staff during the investigation. There has been no activity with respect to the investigation since November 2007. In addition, the Company has received requests for indemnification and advancement of expenses from certain of its advisors with respect to costs they may incur as a result of compliance with SEC document requests.

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

Disputed Claims.  In connection with our Plan of Reorganization, certain claims were filed against Old Loral and certain of its subsidiaries, the validity or amount of which we disputed. To the extent any disputed claims

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom Corporation or in Loral common stock for all other claims. As of March 31, 2009, except with respect to the D&O Claims discussed below and a claim discussed below related to our collection in July 2008 of a $58 million judgment against Rainbow DBS Holdings, Inc. (“Rainbow”), we have resolved all disputed claims. We have reserved approximately 71,000 of the 20 million shares of Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims. The disputed claim relating to the Rainbow judgment arose from the assertion by a third party of a prepetition claim against the Company that it was entitled to receive $3 million of the proceeds of the judgment, which the third party believed was payable in full in cash with interest. The Company, however, believed the claim was payable in common stock under its Plan of Reorganization. After a hearing regarding this dispute before the Bankruptcy Court, the Bankruptcy Court ruled in favor of the Company and entered a final order to that effect on November 3, 2008. The third party has appealed the Bankruptcy Court’s decision to, and the matter is pending before, the District Court. The effect of the issuance of the common stock attributable to this claim was recorded in connection with our fresh-start accounting as of October 1, 2005.

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

Class Action Securities Litigations

Beleson.  In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz, the former Chief Executive Officer of Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. The defendant filed a motion for summary judgment in July 2008 and plaintiffs filed a cross-motion for partial summary judgment in September 2008. On

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 24, 2009, the court granted defendant’s motion and denied plaintiffs’ cross motion. On or about March 24, 2009, plaintiffs filed a notice of appeal with respect to the court’s decision. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims.”

Christ.  In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend, the former Chief Financial Officer of Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. On September 30, 2008, the parties entered into an agreement to settle the case, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. By order dated February 26, 2009, the court finally approved the settlement as fair, reasonable and adequate and in the best interests of the class. Certain class members have objected to the settlement, and have filed a notice of appeal. In addition, certain objectors, who together had class period purchases valued at approximately $550,000, elected to opt out of the class action settlement and have commenced individual lawsuits against the defendants. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that, should the settlement not be consummated or should any objectors who opted out of the settlement prevail in lawsuits they may bring, to the extent that any award is ultimately granted to the plaintiffs or objectors in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims.”

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

Globalstar Related Class Action Securities Litigations

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

Insurance Coverage Litigation.  The primary insurer under the directors and officers liability insurance policy of Old Loral denied coverage under the policy for the In re: Loral Space & Communications Ltd. Securities Litigation case and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, Old Loral and the other defendants served an answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Old Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. In connection with the settlement of the insurance coverage litigation relating to the In re: Loral Space ERISA Litigation case described above, the parties also agreed to the dismissal of this insurance coverage litigation without prejudice, and a stipulation of voluntary discontinuance was signed by all parties and filed with the Court on March 9, 2009. We believe, although no assurance can be given, that the liability of Loral, if any, with respect to the In re: Loral Space & Communications Ltd. Securities Litigation case or with respect to the related insurance coverage litigation is limited solely to the Direct Indemnity Liability and the D&O Claims as described above under “Reorganization Matters — Indemnification Claims.”

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

Basic earnings (loss) per share is computed based upon the weighted average number of shares of Voting and Non-Voting Common Stock outstanding. For the three months ended March 31, 2009 and 2008, the effect of stock options outstanding, which would be calculated using the treasury stock method, non-vested restricted stock and non-vested restricted stock units were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive. The following summarizes stock options outstanding, non-vested restricted stock and non-vested restricted stock units:

	Three Months
	Ended March 31,
	2009	2008

Stock options outstanding	2,034,202	2,040,452
Shares of non-vested restricted stock	84,352	130,740
Non-vested restricted stock units	110,000	—

16.	Segments

Loral is organized into two operating segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat for the three months ended March 31, 2009 and 2008. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting. Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate.

We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating loss before depreciation and amortization (including amortization of stock based compensation), (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before other expense and equity in net losses of affiliates.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, other expense and equity in net losses of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other expense, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Loral. Summarized financial information concerning the reportable segments is as follows:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Revenues
Satellite manufacturing:
External revenues	$188,250	$199,288
Intersegment revenues(1)	28,197	20,499

Satellite manufacturing revenues	216,447	219,787

Satellite services(2):
External revenues	165,247	166,504
Intersegment revenues	—	—

Satellite services revenues	165,247	166,504

Operating segment revenues before eliminations	381,694	386,291
Intercompany eliminations(3)	(3,956)	(1,250)
Affiliate eliminations(2)	(165,247)	(166,504)

Total revenues as reported	$212,491	$218,537

Segment Adjusted EBITDA
Satellite manufacturing	$10,437	$4,677
Satellite services	114,913	99,387
Corporate(4)	(4,466)	(4,744)

Adjusted EBITDA before eliminations	120,884	99,320
Intercompany eliminations(3)	(501)	(180)
Affiliate eliminations(2)	(114,913)	(99,387)

Adjusted EBITDA	$5,470	$(247)

Depreciation, Amortization and Stock-Based Compensation
Satellite manufacturing	$(9,930)	$(8,659)
Satellite services	(50,518)	(58,464)
Corporate	(1,020)	(1,904)

Segment depreciation before affiliate eliminations	(61,468)	(69,027)
Affiliate eliminations(2)	50,518	58,464

Depreciation, amortization and stock-based compensation as reported	$(10,950)	$(10,563)

Operating loss as reported	$(5,480)	$(10,810)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2009	2008
	(In thousands)

Total Assets
Satellite manufacturing	$776,600	$799,476
Satellite services (includes goodwill of $1.9 billion and $2.5 billion)	4,200,504	4,273,162
Corporate	177,141	196,391

Total Assets before affiliate eliminations	5,154,245	5,269,029
Affiliate eliminations(2)	(4,200,504)	(4,273,162)

Total assets as reported(5)	$953,741	$995,867

(1)	Intersegment revenues for satellite manufacturing includes affiliate revenue of $24.2 million and $19.3 million for the three months ending March 31, 2009 and 2008, respectively.

(2)	Satellite Services represents Telesat. Affiliate eliminations represent the elimination of amounts attributable to Telesat whose results are reported under the equity method of accounting in our condensed consolidated statement of operations (see Note 8).

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral.

(4)	Represents corporate expenses incurred in support of our operations.

(5)	Amounts are presented after the elimination of intercompany profit.

17.	Related Party Transactions

Transactions with Affiliates

Telesat

As described in Note 8, we own 64% of Telesat and account for our investment under the equity method of accounting.

In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian partner, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions), provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco and provides for either PSP or Loral to cause Telesat Holdco to conduct an initial public offering of its equity shares if an initial public offering is not completed by the fourth anniversary of the Telesat transaction. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party and provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities.

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

The Shareholders Agreement provides for a board of directors of each of Telesat Holdco and certain of its subsidiaries, including Telesat, consisting of 10 directors, three nominated by Loral, three nominated by PSP and four independent directors to be selected by a nominating committee comprised of one PSP nominee, one nominee of Loral and one of the independent directors then in office. Each party to the Shareholders Agreement is obligated to vote all of its Telesat Holdco shares for the election of the directors nominated by the nominating committee. Pursuant to action by the board of directors taken on October 31, 2007, Dr. Rachesky, who is non-executive Chairman of the Board of Directors of Loral, was appointed non-executive Chairman of the Board of Directors of Telesat Holdco and certain of its subsidiaries, including Telesat. In addition, Michael B. Targoff, Loral’s Vice Chairman, Chief Executive Officer and President serves on the board of directors of Telesat Holdco and certain of its subsidiaries, including Telesat.

As of March 31, 2009, SS/L had a contract with Telesat for the construction of the Nimiq 5 satellite. Information related to satellite construction contracts with Telesat is as follows:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Revenues from Telesat satellite construction contracts	$24,248	$19,349
Milestone payments received from Telesat	14,724	21,487

Amounts receivable by SS/L from Telesat as of March 31, 2009 and December 31, 2008, were $10.0 million and $3.2 million, respectively, related to satellite construction contracts.

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat can issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses for each of the three month periods ended March 31, 2009 and 2008, included income of $1.25 million related to the Consulting Agreement. We also had a long-term receivable related to the Consulting Agreement from Telesat of $7.4 million and $6.0 million as of March 31, 2009 and December 31, 2008, respectively.

In connection with the Telesat transaction, Loral has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of March 31, 2009 and December 31, 2008 we had recognized liabilities of approximately $6.9 million representing our estimate of the probable outcome of these

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matters. These liabilities are offset by tax deposit assets of $7.0 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.

In connection with an agreement entered into between SS/L and ViaSat, Inc. (“ViaSat”) for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1, on January 11, 2008, we entered into certain agreements, described below, pursuant to which we are investing in the Canadian coverage portion of the ViaSat-1 satellite and granting to Telesat an option to acquire our rights to the Canadian payload. Michael B. Targoff and another Loral director serve as members of the ViaSat Board of Directors.

A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. The aggregate cost to us for the foregoing is estimated to be approximately $60 million. SS/L commenced construction of the ViaSat-1 satellite in January 2008.

An Option Agreement between us and Telesat gives Telesat the option to cause us to assign to Telesat our rights and obligations with respect to the Loral Payload and all of our rights and obligations under the Beam Sharing Agreement upon payment by Telesat to us of (i) all amounts paid by us with respect to the Loral Payload and pursuant to the Beam Sharing Agreement on or prior to the date Telesat exercises its option plus (ii) an option premium of between $6.0 million and $13.0 million depending on the date of exercise. Telesat’s option under the Option Agreement expires on October 31, 2009 (the “Expiration Date”). In consideration for the grant of the option, Telesat (i) agreed in a Cooperation Agreement with us and ViaSat (the “Cooperation Agreement”) to relinquish certain rights Telesat has to the 115 degree W.L. orbital position (the “Orbital Slot”) so as to make those rights available to ViaSat pursuant to a license (the “ViaSat License”) to be granted by Mansat Limited (“Mansat”) to ViaSat and (ii) agreed to provide tracking, telemetry and control services to ViaSat for the ViaSat-1 Satellite and to pay us all of the recurring fees Telesat receives for providing such services. We have agreed to reimburse ViaSat for fees due to Mansat as well as certain other regulatory fees due under the ViaSat License for the life of the ViaSat-1 Satellite. If Telesat does not exercise its option on or prior to the Expiration Date, then Telesat shall, at our request, transfer to us Telesat’s remaining rights from Mansat with respect to the Orbital Slot, and assign to us Telesat’s related rights and obligations under the Cooperation Agreement. For the three months ended March 31, 2009 and 2008 we recorded sales to ViaSat under this contract of $22.4 million and $7.1 million, respectively. Loral’s share of costs incurred by SS/L on the ViaSat-1 satellite was $14.8 million as of March 31, 2009 which is reflected as satellite capacity under construction in property, plant and equipment.

Costs of satellite manufacturing for sales to related parties were $40.2 million and $23.6 million for the three months ended March 31, 2009 and 2008, respectively.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with Chinasat relating to the delayed delivery of Chinasat 8, SS/L has provided Chinasat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to Chinasat. As of March 31, 2009 and December 31, 2008, our consolidated balance sheet included a liability of $9.4 million and $9.8 million, respectively, for the future use of these transponders. During the three months ended March 31, 2009 we made payments of $0.7 million to Telesat pursuant to the agreement.

XTAR

As described in Note 8 we own 56% of XTAR, a joint venture between us and Hisdesat and account for our investment in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of March 31, 2009 and December 31, 2008 were $1.0 million and $1.3 million, respectively. During the quarter ended March 31, 2008, Loral and XTAR agreed to defer receivable amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. Our selling, general and administrative expenses included offsetting income to the extent of cash received of $0.5 million and $0.2 million under this agreement for the three months ended March 31, 2009 and 2008, respectively.

MHR Fund Management LLC

Three of the managing principals of MHR, Mark H. Rachesky, Hal Goldstein and Sai S. Devabhaktuni, are members of Loral’s board of directors. Prior to December 23, 2008, various funds affiliated with MHR held all issued and outstanding shares of Loral Series-1 Preferred Stock which was issued in February 2007. Pursuant to an order of the Delaware Chancery Court, on December 23, 2008, we issued to the MHR Funds 9,505,673 shares of Non-Voting Common Stock, and all shares of Loral Series-1 Preferred Stock (including all PIK dividends) previously issued to the MHR Funds pursuant to the Securities Purchase Agreement were cancelled.

Also pursuant to the Delaware Chancery Court Order, on December 23, 2008, Loral and the MHR Funds entered into the New Registration Rights Agreement which provides for registration rights for the shares of Non-Voting Common Stock, in addition and substantially similar to, the registration rights provided for the shares of Voting Common Stock held by the MHR Funds. In addition, in the New Registration Rights Agreement, Loral has agreed, subject to certain exceptions set forth therein, to file on or before June 1, 2009 a shelf registration statement covering shares of Voting Common Stock and Non-Voting Common Stock held by the MHR Funds. Various funds affiliated with MHR held, as of March 31, 2009 and December 31, 2008, approximately 40.0% and 39.3%, respectively, of the outstanding Voting Common stock and as of March 31, 2009 and December 31, 2008 had a combined ownership of Voting and Non-Voting Common Stock of Loral of 59.2% and 58.7%, respectively. Information on dividends paid to the funds affiliated with MHR, with respect to their holdings of the Loral Series-1 Preferred Stock is as follows (in thousands, except share amounts):

Three Months
Ended March 31,
2008

Dividends paid in the form of additional shares:
— Number of shares	19,550

— Amount	$5,895

Funds affiliated with MHR own preferred stock convertible currently into approximately 18.6% of the common stock of Protostar Ltd. (“Protostar”) assuming the conversion of all issued and outstanding shares of preferred stock, including the shares owned by the MHR funds. These MHR funds also hold Protostar warrants exercisable upon the occurrence of certain events. Upon conversion of such preferred stock and warrants, such funds would own 7.8% of the common stock of Protostar on a fully-diluted basis assuming the exercise or conversion, as the case may be, of all currently outstanding shares of preferred stock, convertible notes, options and warrants, including the shares of preferred stock and warrants owned by such funds. MHR has the right (which has not yet been exercised) to nominate one of nine directors to Protostar’s board of directors. The information set forth in this paragraph is as of March 31, 2009 and the share percentages have been calculated based on information provided by Protostar.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These MHR funds are also participants in Protostar’s $200 million credit facility, dated March 19, 2008, with an aggregate participation of $6.0 million. Protostar acquired the Chinasat 8 satellite from China Telecommunications Broadcast Satellite Corporation and China National Postal and Telecommunications Appliances Corporation under an agreement reached in 2006, and, pursuant to a contract with Protostar valued at $26.0 million, SS/L has modified the satellite to meet Protostar’s needs. This satellite, renamed Protostar I, was launched on July 8, 2008 from the European Spaceport in Kourou, French Guiana. For the three months ended March 31, 2008 we recorded sales to Protostar of $4.9 million. As of March 31, 2009 accounts receivable from Protostar were approximately $3 million.

As of March 31, 2009, funds affiliated with MHR hold $83.7 million in principal amount of Telesat 11% Senior Notes and $29.75 million in principal amount of Telesat 12.5% Senior Subordinated Notes.

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

The following management’s discussion and analysis (“MD&A”) can be found on pages 38 to 53:

INDEX

Topic	Location

Overview	Pages 39 – 40
Future Outlook	Pages 40 – 41
Consolidated Operating Results	Pages 41 – 47
Liquidity and Capital Resources:
Loral	Pages 47 – 48
Space Systems/Loral	Pages 48 – 50
Telesat	Pages 50 – 52
Contractual Obligations	Page 52 – 53
Statement of Cash Flows	Pages 53
Affiliate Matters	Page 53
Commitments and Contingencies	Page 53
Other Matters	Page 53

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

Disclosure Regarding Forward-Looking Statements

Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements, including without limitation, those relating to Telesat, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to our other periodic reports filed with the Securities and Exchange Commission (“SEC”). We operate in an industry sector in which the value of securities may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

Overview

Businesses

Loral is organized into two operating segments, satellite manufacturing and satellite services. Loral participates in satellite services operations principally through its investment in Telesat.

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

Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. As most of SS/L’s contracts are fixed price, cost increases in excess of these provisions reduce profitability and may result in losses to SS/L, which may be material. Because the satellite manufacturing industry is highly competitive, buyers have the advantage over suppliers in negotiating pricing and terms and conditions resulting in reduced margins and increased assumptions of risk by manufacturers such as SS/L.

Satellite Services

The satellite services business is capital intensive and the build-out of a satellite fleet requires substantial time and investment. Once these investments are made, however, the costs to maintain and operate the fleet are relatively low with the exception of in-orbit insurance. Upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. After nearly 40 years of operation, Telesat has established collaborative relationships with its customers so annual receipts from the satellite services business are fairly predictable with long term contracts and high contract renewal rates.

Competition in the satellite services market has been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from fiber. This competition puts pressure on prices, depending on market conditions in various geographic regions and frequency bands.

As of March 31, 2009, Telesat had 13 in-orbit satellites (comprised of both owned and leased satellites). Excluding leased satellites (of which one satellite, Nimiq 3, is expected to be decommissioned in 2009) Telesat’s fleet as of April 3, 2009 had an average of approximately 58% of its expected total service life remaining, with an average expected remaining service life in excess of 8.3 years. In addition, one satellite under construction at SS/L is scheduled for launch later in 2009. The satellite under construction is already 100% contracted to Bell TV for 15 years or such later date as the customer may request.

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

Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $4.2 billion of backlog as of March 31, 2009.

Telesat is committed to continuing to provide the strong customer service and focus on innovation and technical expertise that has allowed it to successfully build its business to date. Building on its industry leading backlog and significant contracted growth, Telesat’s focus is on taking disciplined steps to grow the core business and sell newly launched and existing in-orbit satellite capacity, and, in a disciplined manner, use the strong cash flow generated by existing business, contracted expansion satellites and cost savings to strengthen the business.

Telesat believes its existing satellite fleet offers a strong combination of existing backlog, contracted revenue growth (on Nimiq 4 which started service in the fourth quarter of 2008, and on the in-construction satellite Nimiq 5) and additional capacity (on the existing satellites and Telstar 11N which started service on March 31, 2009) that provides a solid foundation upon which it will seek to grow its revenues and cash flows.

Telesat is in discussions regarding the potential sale of its interests in certain of its international satellites and related assets and business which together represent approximately 7% of Telesat’s revenues and 9% of its Adjusted EBITDA for the year ended December 31, 2008, and less than 2% of its backlog as of March 31, 2009. One of the satellites is nearing the end of its life and Telesat must make a decision in 2009 with respect to replacing it, which would cost approximately $200 million to $300 million, incurred over a period of approximately three years. If it is not sold, Telesat’s current intention is to replace this satellite, although no final decision has been made at this time. Subject to Telesat’s obligations under its financing arrangements, proceeds from any sale of these assets would be used to fund replacement satellites or repay debt. Any potential transaction is subject to further due diligence and other conditions, and Telesat cannot at this time assess the probability of concluding any transaction under discussion or any other sale of these assets or at what price these assets may be sold.

Telesat believes that it is well-positioned to serve its customers and the markets in which it participates. Telesat actively pursues opportunities to develop new satellites, particularly in conjunction with current or prospective customers, who will commit to a substantial amount of capacity at the time the satellite construction contract is signed. Although Telesat regularly pursues opportunities to develop new satellites, it does not procure additional or replacement satellites unless it believes there is a demonstrated need and a sound business plan for such capacity.

The satellite industry is characterized by a relatively fixed cost base that allows significant revenue growth with relatively minimal increases in operating costs, particularly for sales of satellite capacity. Thus, Telesat anticipates that it can increase its revenue without proportional increases in operating expenses, allowing for margin expansion. The fixed cost nature of the business, combined with contracted revenue growth and other growth opportunities is expected to produce growth in operating income and cash flow.

For 2009, Telesat is focused on the execution of its business plan to serve its customers and the markets in which it participates, the sale of capacity on its existing satellites, the continuing efforts to achieve operating efficiencies, and on the completion and launch of its in-construction satellite (Nimiq 5).

We regularly explore and evaluate possible strategic transactions and alliances. We also periodically engage in discussions with satellite service providers, satellite manufacturers and others regarding such matters, which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, we will require additional funds. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for these transactions on favorable terms, if at all. In connection with the Telesat transaction, Loral has agreed that, subject to certain exceptions described in Telesat’s shareholders agreement, for so long as Loral has an interest in Telesat, it will not compete in the business of leasing, selling or otherwise furnishing fixed satellite service, broadcast satellite service or audio and video broadcast direct to home service using transponder capacity in the C-band, Ku-band and Ka-band (including in each case extended band) frequencies and the business of providing end-to-end data solutions on networks comprised of earth terminals, space segment, and, where appropriate, networking hubs.

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 2 to the financial statements.

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the three months ended March 31, 2009.

Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA reflects the results of our operating business segments for the three months ended March 31, 2009 and 2008. The balance of the discussion relates to our consolidated results, unless otherwise noted.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating loss before depreciation and amortization (including amortization of stock based compensation) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: other expense; and equity in net losses of affiliates.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, other expense and equity in net losses of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

Loral is organized into two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting.

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements:

Revenues:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Satellite Manufacturing	$216	$220
Satellite Services	165	166

Segment revenues	381	386
Eliminations(1)	(4)	(1)
Affiliate eliminations(2)	(165)	(166)

Revenues as reported(3)	$212	$219

Satellite Manufacturing segment revenue decreased by $4 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily as a result of reduced revenue from programs completed or nearing completion, partially offset by revenue from new orders received subsequent to March 31, 2008. Satellite Services segment revenue decreased by $1 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily due to a change in the foreign exchange rate used to translate Telesat’s Canadian dollar financial statements to U.S. dollars and lower equipment sales, partially offset by revenues in 2009 related to Nimiq 4 which was launched in late 2008 and new fixed satellite services customers.

Adjusted EBITDA:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Satellite Manufacturing	$10.4	$4.7
Satellite Services	114.9	99.4
Corporate expenses(4)	(4.4)	(4.7)

Segment Adjusted EBITDA before eliminations	120.9	99.4
Eliminations(1)	(0.5)	(0.2)
Affiliate eliminations(2)	(114.9)	(99.4)

Adjusted EBITDA	$5.5	$(0.2)

Satellite Manufacturing segment Adjusted EBITDA increased $6 million for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The increase was primarily due to the forward loss recognition in 2008 of $8 million related to a satellite program awarded in 2008, partially offset by a $3 million increase in pension expense in 2009. Satellite Services segment Adjusted EBITDA increased by $16 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily due to the additional 2009 revenue described above and lower compensation costs in 2009, partially offset by the U.S. dollar/Canadian dollar exchange rate change between quarters. Corporate expenses remained unchanged for the three months ended March 31, 2009 as compared to 2008 primarily due to a $2 million charge for deferred compensation resulting from an increase in the fair value of our common stock, offset by reduced legal costs of $2 million.

Reconciliation of Adjusted EBITDA to Net Loss:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Adjusted EBITDA	$5.5	$(0.2)
Depreciation and amortization	(11.0)	(10.6)

Operating loss	(5.5)	(10.8)
Interest and investment income	1.7	6.3
Interest expense	(1.2)	(0.3)
Other expense	(0.1)	(0.1)
Income tax provision	—	(1.8)
Equity in net losses of affiliates	(5.7)	(64.5)

Net loss	$(10.8)	$(71.2)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for Loral.

(2)	Represents the elimination of amounts attributed to Telesat whose results are reported under the equity method of accounting in our consolidated statements of operations (see Note 8 to the financial statements).

(3)	Includes revenues from affiliates of $24.2 million and $19.3 million for the three months ended March 31, 2009 and 2008, respectively.

(4)	Represents corporate expenses incurred in support of our operations.

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

The following compares our consolidated results for the three months ended March 31, 2009 and 2008 as presented in our financial statements:

Revenues from Satellite Manufacturing

	Three Months
	Ended March 31,		% Increase/
	2009	2008	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$216	$220	(2)%
Eliminations	(4)	(1)

Revenues from Satellite Manufacturing as reported	$212	$219	(3)%

Revenues from Satellite Manufacturing before eliminations decreased $4 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily as a result of $72 million of reduced revenue from programs completed or nearing completion which were awarded in earlier periods, partially offset by $68 million of revenue from $826 million of new orders received subsequent to March 31, 2008. Eliminations for the three months ended March 31, 2009 and March 31, 2008, consist primarily of revenues applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (See Note 17 to the financial statements). As a result, revenues from Satellite Manufacturing as reported decreased $7 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Cost of Satellite Manufacturing

	Three Months
	Ended March 31,		% Increase/
	2009	2008	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$187	$198	(6)%
Depreciation and amortization	10	9	15%

Total cost of Satellite Manufacturing as reported	$197	$207	(5)%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	93%	95%

Cost of Satellite Manufacturing as reported decreased by $10 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Cost of Satellite Manufacturing before specific charges decreased by $11 million. This decrease consists of forward loss recognition of $8 million in 2008 related to a satellite program awarded during 2008 and $6 million from lower external sales volume, partially offset by a $3 million increase in pension expense. Depreciation and amortization expense increased by $1 million as a result of depreciation of fixed assets related to facility expansion that were placed in service subsequent to March 31, 2008.

Selling, General and Administrative Expenses

	Three Months
	Ended March 31,		% Increase/
	2009	2008	(Decrease)
	(In millions)

Selling, general and administrative expenses	$21	$22	(7)%

% of revenues as reported	10%	10%

Selling, general and administrative expenses decreased by $1 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This was due primarily to a decrease of $2 million of legal costs and decreased stock-based compensation of $1 million, partially offset by a Corporate charge of $2 million for deferred compensation due to an increase in the fair value of our common stock during the first quarter of 2009.

Interest and Investment Income

	Three Months
	Ended
	March 31,
	2009	2008
	(In millions)

Interest and investment income	$2	$6

Interest and investment income decreased $4 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease includes $2 million due to a reduction in average investment balances of approximately $170 million and a decrease in returns on our investments. There was also a decrease of $2 million from accelerated amortization of fair value adjustments resulting from the early payment of orbital incentives by a customer in the first quarter of 2008, partially offset by an increase in other interest income.

Interest Expense

	Three Months
	Ended
	March 31,
	2009	2008
	(In millions)

Interest expense	$1	$—

Interest expense increased by $1 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to borrowings associated with SS/L’s Credit Agreement entered into in October 2008.

Other Expense

Other expense includes gains and losses on foreign currency transactions.

Income Tax Provision

During 2009 and 2008, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. Under SOP 90-7, for periods prior to January 1, 2009 any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. With the adoption of SFAS 141(R) on January 1, 2009, all future reversals of the valuation allowance balance as of October 1, 2005 are recorded as a reduction to the income tax provision.

For the three months ended March 31, 2009 and 2008, we recorded a nominal income tax benefit and a provision of $1.8 million, respectively. The benefit/provision included a net charge for uncertain tax positions of $1.7 million and $1.5 million for 2009 and 2008, respectively. For 2009, we recorded a benefit on the period loss based upon our current projection of operating results for the full year.

Equity in Net Losses of Affiliates

Equity in net losses of affiliates consists of:

	Three Months
	Ended
	March 31,
	2009	2008
	(In millions)

Telesat	$(2.3)	$(60.3)
XTAR	(3.4)	(4.2)

	$(5.7)	$(64.5)

As of March 31, 2009 and December 31, 2008 our investment in Telesat has been reduced to zero as a result of recording our proportionate interest in Telesat’s losses. Equity in losses of affiliates, other than the elimination of our profit on transactions with such affiliates, is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

Summary financial information for Telesat in accordance with U.S. GAAP is as follows.

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Statement of Operations Data:
Revenues	$165.2	$166.5
Operating expenses	(50.3)	(67.1)
Depreciation, amortization and stock-based compensation	(50.5)	(58.5)
Operating income	64.4	40.9
Interest expense	(54.1)	(62.2)
Other expense	(34.5)	(88.3)
Income tax (provision) benefit	(7.0)	17.0
Net loss	(31.2)	(92.6)

Other expense, net includes foreign exchange losses of $81 million and $122 million for the three months ended March 31, 2009 and 2008, respectively, and gains on financial instruments of $46 million and $34 million for the three months ended March 31, 2009 and 2008, respectively.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of March 31, 2009, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing, which is due primarily in 2014.

A five percent change in the value of the Canadian dollar against the U.S. dollar at March 31, 2009 would have increased or decreased Telesat’s net loss for the three months ended March 31, 2009 by approximately $146 million.

The following summarizes recent exchange rates that impact Telesat’s results (Canadian$/ US$):

December 31, 2008	1.225
March 31, 2009	1.260
April 30, 2009	1.194

As discussed in Note 8 to the financial statements, Loral’s equity in net loss of Telesat is based on our proportionate share of their results in accordance with U.S. GAAP and in U.S. dollars. In determining our equity in net loss of Telesat, Telesat’s net loss has been proportionately adjusted to exclude the amortization of the fair value adjustments applicable to its acquisition of the Loral Skynet assets and liabilities. Our equity in net loss of Telesat also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we are constructing for them.

See Note 8 to the financial statements for information related to XTAR.

Backlog

Backlog as of March 31, 2009 and December 31, 2008, was as follows (in millions):

	March 31,	December 31,
	2009	2008

Satellite Manufacturing	$1,223	$1,381
Satellite Services	4,245	4,207

Total backlog before eliminations	5,468	5,588
Satellite Manufacturing eliminations	(21)	(25)
Satellite services eliminations	(4,245)	(4,207)

Total backlog	$1,202	$1,356

Liquidity and Capital Resources

Loral

As described above, the Company’s principal assets are ownership of 100% of the issued and outstanding capital stock of SS/L and a 64% non-controlling economic interest in Telesat. In addition, the Company has a 56% non-controlling economic interest in XTAR. SS/L’s operations are consolidated in the Company’s financial statements while the operations of Telesat and XTAR are not consolidated but presented using the equity method of accounting. The Parent Company has no debt, while SS/L has a $100 million revolving credit facility under which no debt is outstanding. Telesat has third party debt with financial institutions and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. In addition, XTAR has an obligation to Arianespace, S.A. which it expects will be fully satisfied by June 30, 2009. The Parent Company has provided a guarantee of the SS/L debt but has not provided a guarantee for the Telesat or XTAR debt. Cash is maintained at the Parent Company, SS/L, Telesat and at XTAR to support the operating needs of each respective entity. The ability of SS/L and Telesat to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to the debt at each of those entities and in the case of Telesat and XTAR by their respective shareholder agreements.

Cash and Available Credit

At March 31, 2009, the Company had $109 million of cash and cash equivalents and $6 million of restricted cash. During the first quarter of 2009, SS/L repaid the $55 million of loans that were outstanding at December 31, 2008 under its $100 million revolving credit agreement. At March 31, 2009, SS/L maintained approximately $5 million of letters of credit under the credit agreement that automatically renew each year. In April 2009, SS/L issued an additional $3 million letter of credit that is due to expire July 31, 2009. The restricted cash balance at March 31, 2009 did not change from that outstanding at December 31, 2008. Our cash position, net of outstanding debt, improved approximately $46 million from December 31, 2008 to March 31, 2009 primarily as a result of receipt of satellite contract milestone payments.

Liquidity

At the Parent Company, we expect that our cash and cash equivalents will be sufficient to fund our projected expenditures for the next twelve months. During the first quarter of 2009, the Parent Company funded approximately $4.3 million for its portion of the construction and launch of the ViaSat 1 satellite, $8.8 million of attorneys’ fees in the shareholder derivative litigation, an additional $4.5 million investment in XTAR as well as Parent Company operating costs. During the next twelve months, the Parent Company will continue to fund its operating costs, estimated to be $17.3 million, net of management fees to be received in cash, as well as its portion of the construction and launch of the ViaSat 1 satellite estimated to be $18.7 million if Telesat does not exercise its option to acquire our rights to the Canadian coverage portion of the satellite. The Company has also received a request for indemnification from its directors who are affiliated with MHR for legal costs incurred by them in connection with the shareholder derivative litigation that may or may not be recoverable from insurance. We believe that SS/L, Telesat and XTAR will have sufficient liquidity to fund their respective operations and capital requirements and make all required debt service as discussed below.

We currently invest our cash in several liquid money market funds. These money market funds include Treasury funds, Government funds and Prime AAA funds. The dispersion across funds reduces the exposure of a default at one fund. We do not currently hold any investments in auction rate securities or enhanced money market funds.

In addition to our cash on hand we continue to consider accessing the capital markets for debt or equity at the Parent Company. The proceeds of a debt or equity offering would be used to further strengthen our balance sheet, and provide liquidity to fund various growth opportunities that arise from time to time across our business lines. Additional liquidity at the Parent Company would also provide further capital to support the contingencies at SS/L discussed below. Given the uncertain financial environment, however, there can be no assurance that the Company will be able to obtain such financing on acceptable terms.

Space Systems/Loral

Cash

During the first quarter of 2009, SS/L repaid the $55 million of debt outstanding under the SS/L Credit Agreement at December 31, 2008. For the next twelve months, SS/L anticipates that although it will continue to build its orbital receivable balance, overall cash flow from operations is expected to be positive. Capital expenditures at SS/L are forecasted to be approximately $47 million in 2009. SS/L expects capital expenditures to normalize at $25 million to $30 million in future years. SS/L maintains the flexibility to defer or reduce a significant portion of its ongoing capital expenditures if the volume of ongoing business is materially reduced or as other circumstances may require.

Available Credit and Liquidity

The SS/L Credit Agreement, which is guaranteed pursuant to a Parent Guarantee Agreement (the “Parent Guarantee”), provides SS/L with a $100 million revolving credit facility, including a $50 million letter of credit sub-limit. The SS/L Credit Agreement matures on October 16, 2011. SS/L currently has availability of approximately $92 million under the facility given that approximately $8 million of letters of credit are outstanding of which

$3 million of outstanding letters of credit are anticipated to mature on July 31, 2009 providing additional borrowing capacity. SS/L anticipates that over the next twelve months it will be in compliance with all the covenants of the SS/L Credit Agreement and have full availability of the $100 million.

SS/L agreed to make up to $100 million in loans to a customer, Sirius Satellite Radio Inc. (“Sirius”), in the Amended and Restated Customer Credit Agreement (the “Sirius Credit Agreement”) relating to the construction of the satellites known as FM-5 and FM-6. Given the timing of future milestone payments on FM-5 and the date at which Sirius’ availability to draw on FM-5 milestone payments expires, Loral believes that Sirius will not be able to draw on future milestone payments owed on FM-5.

If Sirius were to meet the existing conditions to draw on the Sirius Credit Agreement for FM-6 it would have the ability to finance approximately $32 million against future milestone payments. Drawings for milestone payments on FM-6 would be secured by a first-priority security interest in the FM-6 Satellite. As of April 30, 2009, Sirius is current with all of its required milestone payments to SS/L and no loans were outstanding under the Sirius Credit Agreement.

Absent unforeseen circumstances, over the coming year SS/L believes that with its cash on hand, cash flow from operations and availability under the SS/L Credit Agreement, it has adequate liquidity to operate its business and finance loans contemplated by the Sirius Credit Agreement.

Satellite construction contracts often include provisions for orbital incentives where a portion of the contract value (typically about 10%) is received over the 12 to 15 year life of the satellite. Receipt of these orbital incentives is contingent upon performance of the satellite in accordance with contractual specifications. As of March 31, 2009, SS/L has orbital receivables of approximately $195 million, of which $3 million is in current assets. Approximately $49 million of these receivables are related to satellites in-orbit and $146 million are related to satellites that are under construction. SS/L expects to increase its orbital receivable asset by an additional $60 million through March 31, 2010.

Current economic conditions could affect the ability of customers to make payments, including orbital incentive payments, under satellite construction contracts with SS/L. Though most of SS/L’s customers are substantial corporations for which creditworthiness is generally high, SS/L has certain customers which are either highly leveraged or are in the developmental stage and are not fully funded. Customers that are facing near-term maturities on their existing debt also have elevated credit risk under current market conditions. There can be no assurances that these customers will not delay contract payments to, or seek financial relief, from SS/L. If customers fall behind or are unable to meet their payment obligations, SS/L’s liquidity will be adversely affected. Approximately $140 million is anticipated to be received from these customers over the next 12 months.

As of May 1, 2009, SS/L had past due receivables in the aggregate amount of approximately $9 million from two highly-leveraged customers with SS/L-built satellites in orbit, which amount was included in contracts in process. In addition, as of March 31, 2009, with respect to one of these satellites, SS/L had approximately $3 million of long-term receivables and $9 million related to orbital incentives, which amounts were included in long-term receivables. These customers are experiencing significant financial difficulties, and there can be no assurance that they will not default on their payment obligations. SS/L’s contracts with these customers, however, require that SS/L provide orbital anomaly and troubleshooting support for the life of the satellites. SS/L believes, therefore, that because such technical support is essential to maximize the life and performance of these in-orbit satellites, which are critical to the execution of the operations and business plans of these customers and no other company can provide this support on a practical basis, these customers (or their successors if they undergo reorganization) will likely fulfill their contractual payment obligations and that SS/L will not incur a material loss with respect to these receivables.

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

SS/L’s contracts contain detailed and complex technical specifications to which the satellite must be built. SS/L’s contracts also impose a variety of other contractual obligations on SS/L, including the requirement to deliver the satellite by an agreed upon date, subject to negotiated allowances. If SS/L is unable to meet its contract obligations, including significant deviations from technical specifications or delivering the satellite beyond the agreed upon date in a contract, the customer would have the right to terminate the contract for contractor default. If a contract is terminated for contractor default, SS/L would be required to refund the payments made to SS/L to date, which could be significant. In such circumstances, SS/L would, however, keep the satellite under construction and be able to recoup some of its losses through the resale of the satellite or its components to another customer. It has been SS/L’s experience that, because the satellite is generally critical to the execution of a customer’s operations and business plan, customers will usually accept a satellite with minor deviations from specifications or renegotiate a revised delivery date with SS/L as opposed to terminating the contract for contractor default and losing the satellite. Nonetheless, the obligation to return all funds paid to SS/L in the later stages of a contract, due to termination for contractor default, would have a material adverse effect on SS/L’s liquidity.

The current economic environment may also reduce the demand for satellites. If SS/L’s satellite awards fall below, on average, four to five awards per year, SS/L will be required to reduce costs and capital expenditures to accommodate this lower level of activity. The timing of any reduced demand for satellites is difficult to predict. It is, therefore, difficult to anticipate when to reduce costs and capital expenditures to match any slowdown in business. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s existing liquidity along with the availability under the SS/L Credit Agreement are sufficient to finance SS/L, even if we receive fewer than four to five awards over the next twelve months. If SS/L were to experience a shortage of orders below the four to five awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs and capital expenditures. There can be no assurances that the SS/L could obtain such financing on favorable terms, if at all.

Telesat

Cash and Available Credit

As of March 31, 2009, Telesat had CAD 96 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its Revolving Facility. Telesat believes that cash and short-term investments as of March 31, 2009, net cash provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Credit Facility (as defined below) will be adequate to meet its expected cash requirement for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures for the next twelve months.

Telesat has adopted what it believes are conservative policies relating to and governing the investment of its surplus cash. The investment policy does not permit Telesat to engage in speculative or leveraged transactions, nor does it permit Telesat to hold or issue financial instruments for trading purposes. The investment policy was designed to preserve capital and safeguard principal, to meet all liquidity requirements of Telesat and to provide a competitive rate of return. The investment policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities, requires certain mandatory reporting activity and discusses review of the portfolio. Telesat operates its investment program under the guidelines of its investment policy.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months. Cash required for the construction of the Nimiq 5 satellite will be funded from some or all of the following: cash and short-term investments, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

Telesat maintains a target of approximately CAD 25 million in cash and cash equivalents within its subsidiary operating entities for the management of its liquidity. Telesat’s intention is to maintain at least this level of cash and cash equivalents to assist with the day-to-day management of its cash flows.

Debt

Telesat has entered into agreements with a syndicate of banks to provide Telesat with a series of term loan facilities denominated in Canadian dollars and U.S. dollars, and a revolving facility (collectively, the “Senior Secured Credit Facilities”) as outlined below. In addition, Telesat has issued two tranches of notes.

			March 31,	December 31,
	Maturity	Currency	2009	2008
			(In CAD millions)

Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent	—	—
Canadian term loan facility	October 31, 2012	CAD	192	195
U.S. term loan facility	October 31, 2014	USD	2,145	2,087
U.S. term loan II facility	October 31, 2014	USD	184	179
Senior notes	November 1, 2015	USD	844	819
Senior subordinated notes	November 1, 2017	USD	264	256

		CAD	3,629	3,536
Current portion		CAD	(23)	(23)

Long term portion		CAD	3,606	3,513

The outstanding debt balances above, with the exception of the revolving credit facility and the Canadian term loan, are presented net of related debt issuance costs. The debt issuance costs in the amount of CAD 7 million related to the revolving credit facility and the Canadian term loan are included in other assets and are amortized to interest expense on a straight-line basis. All other debt issuance costs are amortized to interest expense using the effective interest method.

The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Borrowings under the Senior Secured Credit Facilities bear interest at a base interest rate plus margins of 275 — 300 basis points. The required repayments on the Canadian term loan facility will be CAD 10 million for the year ended December 31, 2009. For the US term loan facilities, required repayments in 2009 are 1/4 of 1% of the initial aggregate principal amount which is approximately $5 million per quarter. Telesat is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates.

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

Interest Expense

An estimate of the interest expense on the Facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Credit Facility, the Senior Bridge Loan and the Senior Subordinated Bridge Loan. Telesat’s estimated interest expense for 2009 is approximately CAD 288 million.

Derivatives

Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.

Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At March 31, 2009, Telesat had CAD 41.0 million of outstanding foreign exchange contracts which require the Company to pay Canadian dollars to receive $39.5 million for future capital expenditures. At March 31, 2009, the fair value of these derivative contract liabilities was an unrealized gain of CAD 8.6 million, and at December 31, 2008 there was a CAD 10.8 million unrealized gain. These forward contracts are due between May 1, 2009 and December 1, 2009.

Telesat has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses natural hedges to manage the foreign exchange risk on operating cash flows. At March 31, 2009, the Company had a cross currency basis swap of CAD 1,208.9 million which requires the Company to pay Canadian dollars to receive $1,040.8 million. At March 31, 2009, the fair value of this derivative contract was an unrealized gain of CAD 57.2 million. At December 31, 2008 there was an unrealized gain of CAD 8.8 million. This non-cash gain will remain unrealized until the contract is settled. This contract is due on October 31, 2014.

Interest rate risk

Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At March 31, 2009, the fair value of these derivative contract liabilities was an unrealized loss of CAD 74.6 million, and at December 31, 2008 there was an unrealized loss of CAD 82.3 million. This non-cash loss will remain unrealized until the contracts are settled. These contracts are due between January 31, 2010 and November 28, 2011.

Capital Expenditures

Telesat has entered into contracts for the construction of Nimiq 5 (targeted for launch in 2009), and Telstar 11N (launched in February 2009). The outstanding commitments at March 31, 2009 on the Nimiq 5 contracts are CAD 129.4 million or $102.7 million (December 31, 2008 — CAD 200.1 million or $163.4 million for both Nimiq 5 and Telstar 11N). The total outstanding commitments at March 31, 2009 are denominated in US dollars. These expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

Contractual Obligations

There have not been any significant changes to the contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC other than the repayment of the $55 million outstanding borrowing under the SS/L Credit Agreement at December 31, 2008. As of March 31, 2009, we have recorded liabilities for uncertain income tax positions under FIN 48 in the amount of $110.7 million. We do not expect to make any significant payments regarding such FIN 48 liabilities during the next 12 months.

Statement of Cash Flows

Net Cash Provided by (Used In) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2009 was $63 million. This was primarily due to a decrease in contracts-in-process of $28 million resulting from net collections on customer contracts, an increase in customer advances of $55 million from recent satellite program awards, a $6 million increase in cash from net loss adjusted for non-cash items and a $14 million increase in income taxes payable attributable to an income tax refund of $15 million. These sources of cash were partially offset by a decrease in accounts payable of $22 million and a decrease in accrued expenses and other current liabilities of $20 million which includes $9 million of payments for legal fees and expenses relating to the Delaware Shareholder Litigation.

Net cash used in operating activities for the three months ended March 31, 2008 was $104 million. This was primarily due to an increase in contracts-in-process of $57 million, primarily resulting from progress on new satellite programs, income tax payments of $29 million and a reduction in customer advances of $19 million because of continued progress on the related programs.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was $17 million resulting from capital expenditures of $12 million and an additional investment of $4.5 million in XTAR.

Net cash used in investing activities for the three months ended March 31, 2008 was $7 million, resulting from capital expenditures of $8 million, partially offset by a decrease in restricted cash of $1 million.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2009 was $55 million resulting from repayment of borrowings under the SS/L Credit Agreement. There was no cash used in (provided by) financing activities for the three months ended March 31, 2008.

Affiliate Matters

Loral has investments in Telesat and XTAR that are accounted for under the equity method of accounting. See Note 8 to the financial statements for further information on affiliate matters.

Commitments and Contingencies

Our business and operations are subject to a number of significant risks; see Item 1A — Risk Factors and also Note 14 to the financial statements, Commitments and Contingencies.

Other Matters

Recent Accounting Pronouncements

There are no accounting pronouncements that have been issued but not yet adopted that we believe will have a significant impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Loral

We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates. To limit this foreign exchange rate exposure, the Company seeks to denominate its contracts in U.S. dollars. If we are unable to enter into a contract in U.S. dollars, we review our foreign exchange exposure and, where appropriate derivatives are used to minimize the risk of foreign exchange rate fluctuations to operating results and cash flows. We do not use derivative instruments for trading or speculative purposes.

As of March 31, 2009, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the March 31, 2009 exchange rates) that were unhedged:

	Foreign Currency	U.S.$
	(In thousands)

Future revenues — Japanese Yen	¥83.9	$0.9
Future expenditures — Japanese Yen	¥3,500.3	$36.0
Contracts-in-process, unbilled receivables — Japanese Yen	¥10.7	$0.1
Future expenditures — EUROs	€6.3	$8.3

Derivatives

On July 9, 2008, SS/L was awarded a satellite contract denominated in EUROs and entered into a series of foreign exchange forward contracts with maturities through 2011 to hedge the associated foreign currency exchange risk. These foreign exchange forward contracts have been designated as cash flow hedges of future Euro denominated receivables.

The maturity of foreign currency exchange contracts held as of March 31, 2009 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In millions)

2009	€42.9	$66.4	$56.9
2010	19.2	29.4	25.6
2011	23.5	35.6	31.5

	€85.6	$131.4	$114.0

To Buy
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
(In millions)

2009	€3.7	$4.2	$4.9

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.

The aggregate fair value of derivative instruments in net asset positions as of March 31, 2009 was $17 million ($11.2 million in other current assets, $6.2 million in other assets and $0.6 million in other current liabilities). This amount represents the maximum exposure to loss at March 31, 2009 as a result of the counterparties failing to perform as contracted.

Telesat

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 45% of Telesat’s revenues for the year ended December 31, 2008, certain of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in US dollars. The most significant impact of variations in the exchange rate is on the US dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at March 31, 2009 would have increased or decreased Telesat’s net loss for the three months ended March 31, 2009 by approximately $146 million.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.

Interest

As of March 31, 2009, the Company has no long-term debt or any exposure to changes in interest rates with respect thereto.

As of March 31, 2009, the Company held marketable securities consisting of approximately 984,200 shares of Globalstar Inc. common stock with a market value of approximately $0.3 million. The value of these Globalstar Inc. common shares is subject to market fluctuations in the stock price. During the first three months of 2009, the Company did not invest in any other marketable securities. The Company invested its available cash in money market funds during this period.

Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.

Item 4.	Disclosure Controls and Procedures

(a) Disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

We discuss certain legal proceedings pending against the Company in the notes to the financial statements and refer the reader to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 14 to the financial statements of this Quarterly Report on Form 10-Q for this discussion.

Item 1A.	Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2008 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 14 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section. The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit 10.1 — Restricted Stock Agreement dated March 5, 2009 between Loral Space & Communications Inc. and Michael B. Targoff (incorporated by reference from the Company’s current report on Form 8-K filed on March 10, 2009).

Exhibit 10.2 — Restricted Stock Agreement dated March 5, 2009 between Loral Space & Communications Inc. and C. Patrick DeWitt (incorporated by reference from the Company’s current report on Form 8-K filed on March 10, 2009).

Exhibit 10.3 — Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and restated as of April 3, 2009) (Management compensation plan).

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

Registrant

Loral Space & Communications Inc.

/s/ Harvey B. Rein
Harvey B. Rein
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: May 11, 2009

EXHIBIT INDEX

Exhibit 10.1	—	Restricted Stock Agreement dated March 5, 2009 between Loral Space &Communications Inc. and Michael B. Targoff (incorporated by reference from the Company’s current report on Form 8-K filed on March 10, 2009).
Exhibit 10.2	—	Restricted Stock Agreement dated March 5, 2009 between Loral Space &Communications Inc. and C. Patrick DeWitt (incorporated by reference from the Company’s current report on Form 8-K filed on March 10, 2009).
Exhibit 10.3	—	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and restated as of April 3, 2009) (Management compensation plan).
Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.