Form 10-Q
period 2009-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2009-08-10
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 20,313,797 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2009

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$103,574	$117,548
Contracts-in-process	199,881	213,651
Inventories	98,669	109,755
Other current assets	33,878	54,286

Total current assets	436,002	495,240
Property, plant and equipment, net	198,686	188,270
Long-term receivables	216,774	184,701
Investments in affiliates	159,602	72,642
Intangible assets, net	25,939	31,578
Other assets	20,607	23,436

Total assets	$1,057,610	$995,867

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$106,751	$91,052
Accrued employment costs	39,266	41,819
Customer advances and billings in excess of costs and profits	233,991	184,592
Other current liabilities	15,941	31,911

Total current liabilities	395,949	349,374
Borrowings under revolving credit facility	—	55,000
Pension and other post retirement liabilities	229,468	230,660
Long-term liabilities	156,947	151,176

Total liabilities	782,364	786,210
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 20,317,877 and 20,286,992 shares issued and outstanding	203	203
Non-voting common stock, $.01 par value; 20,000,000 shares authorized, 9,505,673 shares issued and outstanding	95	95
Paid-in capital	1,010,859	1,007,011
Accumulated deficit	(687,455)	(750,922)
Accumulated other comprehensive loss	(48,456)	(46,730)

Total equity	275,246	209,657

Total liabilities and equity	$1,057,610	$995,867

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues	$271,447	$208,061	$483,938	$426,598
Cost of revenues	254,215	184,103	451,416	391,115
Selling, general and administrative expenses	24,927	25,562	45,697	47,897
Gain on recovery from customer bankruptcy	—	(6,140)	—	(6,140)

Operating (loss) income	(7,695)	4,536	(13,175)	(6,274)
Interest and investment income	1,925	1,952	3,578	8,282
Interest expense	1,219	(305)	(47)	(656)
Gain on litigation recovery	—	58,295	—	58,295
Impairment of available for sale securities	—	(3,500)	—	(3,500)
Other expense	(12)	(223)	(99)	(296)

(Loss) income before income taxes and equity in net income (losses) of affiliates	(4,563)	60,755	(9,743)	55,851
Income tax provision	(6,418)	(11,643)	(6,398)	(13,419)

(Loss) income before equity in net income (losses) of affiliates	(10,981)	49,112	(16,141)	42,432
Equity in net income (losses) of affiliates	85,276	2,838	79,608	(61,699)

Net income (loss) attributable to Loral Space & Communications Inc.	74,295	51,950	63,467	(19,267)
Preferred dividends	—	(6,099)	—	(12,087)

Net income (loss) applicable to Loral Space & Communications Inc. common shareholders	$74,295	$45,851	$63,467	$(31,354)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$2.50	$2.27	$2.13	$(1.56)

Diluted income (loss) per share	$2.48	$2.16	$2.13	$(1.56)

Weighted average shares outstanding:
Basic	29,753	20,169	29,727	20,162

Diluted	29,904	21,614	29,803	20,162

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Series A-1		Series B-1								Accumulated
	Convertible		Convertible		Common Stock						Other
	Preferred Stock		Preferred Stock		Voting		Non-Voting				Comprehensive
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Income	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Loss)	Equity

Balance, January 1, 2008	142	$41,873	901	$265,777	20,293	$203			$663,127	$(33,939)	$36,517	$973,558
Net loss										(19,267)
Other comprehensive loss											(2,013)
Comprehensive loss												(21,280)
Issuance of Series-1 preferred stock as payment for dividend	3	771	37	11,129								11,900
Restricted shares surrendered to fund withholding taxes					(10)				(232)			(232)
Stock based compensation					13				4,155			4,155
Preferred stock dividends										(12,087)		(12,087)

Balance, June 30, 2008	145	$42,644	938	$276,906	20,296	$203	—	$—	$667,050	$(65,293)	$34,504	$956,014

Balance, January 1, 2009	—	$—	—	$—	20,287	$203	9,506	$95	$1,007,011	$(750,922)	$(46,730)	$209,657
Net income										63,467
Other comprehensive loss											(1,726)
Comprehensive income												61,741
Exercise of stock options					1				35			35
Restricted shares surrendered to fund withholding taxes					(36)				(802)			(802)
Stock based compensation					66				4,615			4,615

Balance, June 30, 2009	—	$—	—	$—	20,318	$203	9,506	$95	$1,010,859	$(687,455)	$(48,456)	$275,246

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Operating activities:
Net income (loss)	$63,467	$(19,267)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash operating items (Note 3)	(60,547)	25,541
Changes in operating assets and liabilities:
Contracts-in-process	2,409	(82,213)
Inventories	11,086	(8,188)
Long-term receivables	(2,733)	19,140
Other current assets and other assets	3,146	(3,142)
Accounts payable	14,846	(6,462)
Accrued expenses and other current liabilities	(17,944)	(20,343)
Customer advances	32,554	(29,087)
Income taxes payable	16,860	(24,815)
Pension and other postretirement liabilities	(1,192)	(6,127)
Long-term liabilities	5,288	(1,856)

Net cash provided by (used in) operating activities	67,240	(156,819)

Investing activities:
Capital expenditures	(21,778)	(23,095)
Decrease in restricted cash	9	622
Proceeds from the sale of short-term investments and available-for-sale securities	—	162
Investment in affiliates	(4,480)	—
Purchase of short-term investments	—	(500)

Net cash used in investing activities	(26,249)	(22,811)

Financing activities:
Proceeds from the exercise of stock options	35	—
Repayment of borrowings under SS/L revolving credit facility	(55,000)	—

Net cash used in financing activities	(54,965)	—

Net decrease in cash and cash equivalents	(13,974)	(179,630)
Cash and cash equivalents — beginning of period	117,548	314,694

Cash and cash equivalents — end of period	$103,574	$135,064

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

Loral has two segments (see Note 16):

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

At June 30, 2009, Telesat had 12 in-orbit satellites (comprised of 11 owned satellites and one leased satellite, Telstar 10). Nimiq 3, a leased satellite, was removed from commercial service on June 1, 2009. In July, 2009, Telesat terminated its leasehold interest on Telstar 10. Telesat currently has two additional satellites under construction: Nimiq 5, which Telesat anticipates will be operational in late 2009, and Telstar 14R/Estrela do Sul 2, which Telesat anticipates will be operational in the second half of 2011. Telesat has contracted for the sale of all of the capacity on Nimiq 5 to Bell TV for 15 years or such later date as the customer may request. Telesat provides video distribution and DTH video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.

Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat. We use the equity method of accounting for our investment in Telesat.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of our plant and equipment, and finite lived intangible assets, the fair value of indefinite lived intangible assets, the fair value of stock based compensation, the realization of deferred tax assets, the fair value of and gains or losses on derivative instruments and our pension liabilities.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process and long-term receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers who are highly leveraged, as well as those in the development stage which are partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements provide for effective management of potential credit risks with regard to our current customer base. However, the global financial markets have been adversely impacted by the current market environment that includes illiquidity, market volatility, widening credit spreads, changes in interest rates, and currency exchange fluctuations. These credit and financial market conditions may have a negative impact on certain of our customers and could negatively impact the ability of such customers to pay amounts owed or to enter into future contracts with us.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

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

The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value.

Assets and liabilities measured at Fair Value on Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Marketable securities	$1,033	$—	$—
Derivatives, net	$—	$8,514	$—

The Company does not have any non-financial assets and non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of June 30, 2009.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure equity method investments at fair value when they are impaired. We had no equity-method investments measured at fair value at June 30, 2009.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events

In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the issuance of the condensed consolidated financial statements.

Recent Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) requires the acquirer to recognize an adjustment to income tax expense for changes in the valuation allowance for acquired deferred tax assets and FIN 48 liabilities. SFAS 141(R) was effective for the Company on January 1, 2009. The adoption of SFAS 141(R) had the effect of decreasing our income tax provision for the three and six months ended June 30, 2009 by approximately $3.8 million and $0.7 million, respectively.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 requires the disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for the Company on June 30, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

SFAS 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”) by amending Interpretation 46(R), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51. Under SFAS 167, an enterprise is required to make a qualitative assessment whether it has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. SFAS 167 is effective for the Company on January 1, 2010. The adoption of SFAS 167 is not expected to have a material impact on our consolidated financial statements.

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

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information (see Note 6 for these disclosures).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows:

	Six Months
	Ended June 30,
	2009	2008

Non-cash operating items:
Equity in net (income) losses of affiliates	$(79,608)	$61,699
Deferred taxes	(655)	797
Depreciation and amortization	19,262	16,374
Stock based compensation	4,615	4,155
Warranty expense accruals (reversals)	(185)	1,187
Amortization of prior service credits and net actuarial gain	186	(1,658)
Gain on disposition of available-for-sale securities	—	(162)
Unrealized loss on non-qualified pension plan assets	(307)	—
Gain on litigation recovery	—	(58,295)
Non-cash net interest (income) expense	(2,994)	429
(Gain) loss on foreign currency transactions and contracts	(572)	291
Amortization of fair value adjustments related to orbital incentives	(289)	(2,839)
Loss on disposition of assets	—	63
Impairment of available for sale securities	—	3,500

Net non-cash operating items	$(60,547)	$25,541

Non-cash investing activities:
Available for sale securities received in connection with the sale of Globalstar do Brazil	$—	$6,000

Capital expenditures incurred not yet paid	$2,559	$5,832

Non-cash financing activities:
Issuance of Loral Series-1 Preferred Stock as payment for dividend	$—	$11,900

Accrued dividends on Series A-1 and Series B-1 preferred stock	$—	$5,166

Supplemental information:
Interest paid	$1,379	$773

Tax (refunds) payments	$(15,178)	$34,104

At June 30, 2009 and December 31, 2008, the Company had $5.7 million of restricted cash of which $0.7 million is in other current assets and $5.0 million is in other assets.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months
	Ended June 30,
	2009	2008

Net income	$74,295	$51,950
Amortization of prior service credits and net actuarial gains, net of taxes of $335 in 2008	93	(494)
Proportionate share of Telesat Holdco other comprehensive income	2,844	673
Unrealized loss on foreign currency hedges:
Unrealized loss on foreign currency hedges	(5,220)	—
Less: reclassification adjustment for gains included in net income	(4,300)	—

Net unrealized loss	(9,520)	—

Unrealized gain (loss) on securities:
Unrealized gain (loss) on available-for-sale securities, net of taxes of $1,631 in 2008	688	(2,401)
Less: reclassification adjustment for losses included in net income, net of taxes of $1,369	—	2,041

Net unrealized gain (loss)	688	(360)

Comprehensive income	$68,400	$51,769

	Six Months
	Ended June 30,
	2009	2008

Net income (loss)	$63,467	$(19,267)
Amortization of prior service credits and net actuarial gains, net of taxes of $670 in 2008	186	(988)
Cumulative translation adjustment	—	(498)
Proportionate share of Telesat Holdco other comprehensive income	2,844	(367)
Unrealized gain on foreign currency hedges:
Unrealized gain on foreign currency hedges	1,714	—
Less: reclassification adjustment for gains included in net income	(7,306)	—

Net unrealized loss	(5,592)	—

Unrealized gain (loss) on securities:
Unrealized gain (loss) on available-for-sale securities, net of taxes of $1,303 in 2008	836	(2,159)
Less: reclassification adjustment for losses included in net income, net of taxes $1,339	—	1,999

Net unrealized gain (loss)	836	(160)

Comprehensive income (loss)	$61,741	$(21,280)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Contracts-in-Process and Inventories

Contracts-in-process and inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008

Contracts-in-Process:
Amounts billed (net of allowance for doubtful accounts of $923)	$113,749	$122,455
Unbilled receivables	86,132	91,196

	$199,881	$213,651

Inventories:
Inventories-gross	$125,792	$136,955
Allowance for obsolescence	(27,123)	(27,200)

	$98,669	$109,755

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

6.	Financial Instruments, Derivatives and Hedging Transactions

Financial Instruments

The carrying amount of cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments. The fair value of short-term investments, investments in available-for-sale securities and supplemental retirement plan assets is based on market quotations. The fair value of derivatives is based on the income approach, using observable Level II market expectations at the measurement date and standard valuation techniques to discount future amounts to a single present value.

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

As of June 30, 2009, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the June 30, 2009 exchange rates) that were unhedged:

	Foreign Currency	U.S.$
	(In thousands)

Future revenues — Japanese Yen	¥157,534	$1,649
Future expenditures — Japanese Yen	¥3,678,370	$38,497
Customer advances — Japanese Yen	¥1,715	$18
Future expenditures — EUROs	€4,695	$6,596

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

The aggregate fair value of derivative instruments in net asset positions as of June 30, 2009 was $8.5 million. This amount represents the maximum exposure to loss at the reporting date as a result of the potential failure of the counterparties to perform as contracted.

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

The maturity of foreign currency exchange contracts held as of June 30, 2009 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)

2009	€31,640	$48,148	$44,457
2010	19,210	29,389	27,039
2011	23,493	35,663	33,190

	€74,343	$113,200	$104,686

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Classification

The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of June 30, 2009:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		(In thousands)

Derivatives designated as hedging instruments under SFAS 133
Foreign exchange contracts	Other current assets	$5,456
Foreign exchange contracts	Other assets	2,796

		8,252

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	Other assets	$262

Total Derivatives		8,514

Cash Flow Hedge Gains (Losses) Recognition

The following summarizes the gains (losses) recognized in the condensed consolidated statement of operations and accumulated other comprehensive income for all derivatives for the six months ended June 30, 2009:

Amount of Gain
(Loss)
	Recognized			Loss on Derivative
	in OCI on	Gain Reclassified from Accumulated		Ineffectiveness and
Derivatives in SFAS 133 Cash Flow	Derivative	OCI into Income (Effective Portion)		amounts excluded from Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
	(In thousands)		(In thousands)		(In thousands)

Foreign exchange contracts	$1,782	Revenue	$7,306	Revenue	$(1,243)
Foreign exchange contracts	$(68)		—	Interest income	$(46)

	Gain
	Recognized in Income
Cash Flow Derivatives Not Designated as	on Derivative
Hedging Instruments under SFAS 133	Location	Amount
		(In thousands)

Foreign exchange contracts	Revenue	$430

We estimate that $8.9 million of net gains from derivative instruments included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property, Plant and Equipment

	June 30,	December 31,
	2009	2008
	(In thousands)

Land and land improvements	$26,852	$26,913
Buildings	67,711	59,038
Leasehold improvements	11,086	10,870
Equipment, furniture and fixtures	143,659	133,916
Satellite capacity under construction (see Note 17)	18,634	10,478
Other construction in progress	17,757	21,863

	285,699	263,078
Accumulated depreciation and amortization	(87,013)	(74,808)

	$198,686	$188,270

Depreciation and amortization expense for property, plant and equipment was $6.4 million and $5.8 million for the three months ended June 30, 2009 and 2008, respectively and $12.2 million and $11.0 million for the six months ended June 30, 2009 and 2008, respectively.

8.	Investments in Affiliates

Investments in affiliates consists of:

	June 30,	December 31,
	2009	2008
	(In thousands)

Telesat Holdings Inc.	$81,136	$—
XTAR, LLC	76,343	70,547
Other	2,123	2,095

	$159,602	$72,642

Equity in net income (losses) of affiliates consists of:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Telesat Holdings Inc.	$80,583	$6,959	$78,292	$(53,343)
XTAR, LLC	4,693	(4,121)	1,316	(8,356)

	$85,276	$2,838	$79,608	$(61,699)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Revenues	$16,595	$29,085	$40,843	$48,434
Elimination of Loral’s proportionate share of losses (profits) relating to affiliate transactions	2,055	(2,625)	(243)	(3,814)
(Losses) profits relating to affiliate transactions not eliminated	(1,143)	1,471	152	2,140

We use the equity method of accounting for our investment in Telesat because we own 33 1/3% of the voting stock and do not exercise control via other means. Loral’s equity in net income or loss of Telesat is based on our proportionate share of its results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions but have no voting rights.

The contribution of Loral Skynet to Telesat in 2007 was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of fair value adjustments applicable to the Loral Skynet assets and liabilities have been proportionately eliminated in determining our share of the income or losses of Telesat. Our equity in the net income or loss of Telesat also reflects the elimination of our profit, to the extent of our economic interest, on satellites we are constructing for them.

As of December 31, 2008 our investment in Telesat had been reduced to zero as a result of recording our proportionate interest in Telesat’s losses. Equity in losses of affiliates, other than the elimination of our profit on transactions with such affiliates, is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. During the year ended December 31, 2008, the Company recognized $6.9 million of equity in losses of Telesat that due to an asset basis difference should have been recognized during the quarter ended March 31, 2009. The Company does not believe such amount is material to the consolidated financial statements for the year ended December 31, 2008, or the three and six months ended June 30, 2009.

Equity in net income (losses) of affiliates for the three and six months ended June 30, 2009 includes equity in net losses of Telesat which were not recognized during the year ended December 31, 2008 and the three months ended March 31, 2009 as the carrying value of our investment in Telesat had been reduced to zero during 2008.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Telesat

The following table presents summary financial data for Telesat in accordance with U.S. GAAP:

Statement of Operations Data:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Revenues	$172,150	$172,383	$337,397	$338,887
Operating expenses	(52,870)	(66,746)	(103,204)	(133,863)
Depreciation, amortization and stock-based compensation	(55,604)	(56,757)	(106,122)	(115,221)
Operating income	63,676	48,880	128,071	89,803
Interest expense	(54,410)	(53,281)	(108,546)	(115,484)
Other income (expense)	141,089	39,789	106,635	(48,524)
Income tax provision	(8,400)	(20,346)	(15,423)	(3,327)
Net income (loss)	141,954	15,042	110,736	(77,532)

Balance Sheet Data:

	June 30,	December 31,
	2009	2008
	(In thousands)

Current assets	$190,395	$179,769
Total assets	4,421,874	4,273,162
Current liabilities	143,054	171,423
Long-term debt, including current portion	2,883,546	2,901,620
Total liabilities	3,767,728	3,760,164
Redeemable preferred stock	121,685	116,044
Shareholders’ equity	532,461	396,954

Other income (expense) included foreign exchange gains of $237 million and $21 million for the three months ended June 30, 2009 and 2008, respectively, foreign exchange gains (losses) of $156 million and $(102) million for the six months ended June 30, 2009 and 2008, respectively, and (losses) gains on financial instruments of $(93) million and $18 million for the three months ended June 30, 2009 and 2008, respectively and $(47) million and $50 million for the six months ended June 30, 2009 and 2008, respectively.

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

XTAR-EUR was launched on Arianespace, S.A.’s Ariane ECA launch vehicle in 2005. The price for this launch had two components — the first, consisting of a $15.8 million 10% interest paid-in-kind loan provided by Arianespace, was repaid in full by XTAR on July 6, 2007. The second component of the launch price consisted of a revenue-based fee to be paid to Arianespace over XTAR-EUR’s 15 year in-orbit operations. This fee, also referred to as an incentive fee, equaled 3.5% of XTAR’s annual operating revenues, subject to a maximum threshold. On February 29, 2008, XTAR paid Arianespace $1.5 million representing the incentive fee through December 31, 2007. On January 27, 2009, Arianespace agreed to eliminate the incentive portion of the Launch Services Agreement in exchange for $8.0 million payable in three installments. As of June 30, 2009, XTAR paid all three installments and has no further obligations under the Launch Services Agreement. As a result, XTAR’s net income for the three and six months ended June 30, 2009 included a gain of $11.7 million related to the extinguishment of this liability.

To enable XTAR to make these settlement payments to Arianespace, XTAR issued a capital call to its LLC members. In response to the capital call Loral increased its investment in XTAR by approximately $4.5 million in the first quarter of 2009, representing Loral’s 56% share of the $8 million capital call.

The following table presents summary financial data for XTAR:

Statement of Operations Data:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Revenues	$8,230	$4,720	$14,591	$9,448
Operating expenses	(8,684)	(8,667)	(17,145)	(17,252)
Depreciation and amortization	(2,404)	(2,407)	(4,809)	(4,841)
Operating loss	(2,858)	(6,354)	(7,363)	(12,645)
Net income (loss)	8,390	(7,407)	2,374	(14,962)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Data:

	June 30,	December 31,
	2009	2008
	(In thousands)

Current assets	$9,525	$9,107
Total assets	111,046	115,437
Current liabilities	43,967	41,314
Total liabilities	64,621	79,386
Members’ equity	46,425	36,051

Other

On December 21, 2007, Loral and certain of its subsidiaries and DASA Globalstar LLC entered into an agreement to sell their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, to Globalstar Inc. Closing of the transaction occurred on March 25, 2008. Pursuant to the sale agreement, Loral received 883,393 shares of common stock of Globalstar Inc. in consideration for the sale of its interest. The shares have been registered under the Securities Act of 1933 and may be sold by Loral without restriction. In addition, Loral agreed to indemnify Globalstar Inc. for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Loral has agreed that proceeds from the sale of the Globalstar Inc. common stock received in the transaction will be kept in a segregated account and may be used only for payment of the indemnified liabilities. Remaining indemnified liabilities of $0.8 million and $1.4 million were included in current liabilities and $7.7 million and $8.8 million were included in long-term liabilities as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, we owned 984,173 shares of Globalstar Inc. common stock including shares obtained in the sale of GdB, which are accounted for as available-for-sale securities, with a fair value of $1.0 million. During the second quarter of 2008, management determined that there had been an other than temporary impairment in the fair values of Globalstar Inc. stock obtained in the sale of GdB. Accordingly, an impairment charge of $3.5 million was included in our condensed consolidated statement of operations for the three and six month ended June 30, 2008. Unrealized gains (losses), net of taxes, on Globalstar shares included in other comprehensive income were $0.7 million and $(.4) million for the three months ended June 30, 2009 and 2008, respectively, and $0.8 million and $(.2) million for the six months ended June 30, 2009 and 2008, respectively.

9.	Intangible Assets and Amortization of Fair Value Adjustments

Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of:

	Weighted Average
	Remaining	June 30, 2009		December 31, 2008
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)

Internally developed software and technology	2	$59,027	$(40,563)	$59,027	$(35,154)
Trade names	16	9,200	(1,725)	9,200	(1,495)

		$68,227	$(42,288)	$68,227	$(36,649)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for intangible assets was $2.8 million for each of the three month periods ended June 30, 2009 and 2008 and $5.6 million for each of the six month periods ended June 30, 2009 and 2008. Annual amortization expense for intangible assets for the five years ending December 31, 2013 is estimated to be as follows (in thousands):

2009	$11,276
2010	9,192
2011	2,931
2012	2,315
2013	460

The following summarizes fair value adjustments in connection with our adoption of fresh start accounting related to net unfavorable contracts, recorded in contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities:

	June 30,	December 31,
	2009	2008
	(In thousands)

Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	17,965	19,084

	$(18,931)	$(17,812)

Net amortization of these fair value adjustments was a charge to expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2009, respectively, and a credit to expense of $0.5 million and $3.1 million for the three and six months ended June 30, 2008, respectively.

10.	Debt

SS/L Credit Agreement

On October 16, 2008, SS/L entered into a credit agreement with several banks and other financial institutions. The credit agreement provides for a $100.0 million senior secured revolving credit facility. The revolving facility includes a $50.0 million letter of credit sublimit. The credit agreement is for a term of three years, maturing on October 16, 2011.

The following summarizes information related to the SS/L credit agreement (in thousands, except percentages):

	June 30,	December 31,
	2009	2008

Letters of credit outstanding	$7,921	$4,927
Borrowings	—	$55,000
Interest rate on revolver borrowings	—	4.2575%

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Interest expense (including commitment and letter of credit fees)	$186	$—	$711	$—
Amortization of issuance costs	$219	$—	$438	$—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

During 2009 and 2008, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. For periods prior to January 1, 2009 any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the three and six months ended June 30, 2008, goodwill was reduced by $0.6 million for the reversal of an excess valuation allowance. With the adoption of SFAS 141(R) on January 1, 2009, all future reversals of the valuation allowance balance as of October 1, 2005 are recorded as a reduction to the income tax provision.

As of June 30, 2009, we had unrecognized tax benefits relating to uncertain tax positions of $108.2 million. The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense on a quarterly basis. As of June 30, 2009, we have accrued approximately $17.6 million and $23.7 million for the payment of potential tax-related interest and penalties, respectively.

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

The liability for uncertain tax positions is included in long-term liabilities in the condensed consolidated balance sheets. For the three months ended June 30, 2009 and 2008, we increased our liability for uncertain tax positions from $110.7 million to $114.4 million and from $69.5 million to $71.3 million, respectively. The increase of $3.7 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively, primarily related to our current provision for potential additional interest and penalties. For the six months ended June 30, 2009 and 2008, we increased our liability for uncertain tax positions from $109.0 million to $114.4 million and from $68.0 million to $71.3 million, respectively. The net increase of $5.4 million for the six months ended June 30, 2009 related to (i) an increase of $0.5 million to our current provision for uncertain tax positions, (ii) an increase of $5.8 million to our current provision for potential additional interest and penalties, partially offset by (iii) a decrease of $0.9 million from the reversal of liabilities due to the expiration of the statute of limitations for the assessment of additional state tax for 2003 and 2004 treated as a current income tax benefit. The increase of $3.3 million for the six months ended June 30, 2008 related to our current provision for potential additional interest and penalties. When comparing our current provision for potential additional interest and penalties for the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008, the additional provision in 2009 primarily related to new state tax penalties enacted into law during 2009 applicable to a portion of our liability for uncertain tax positions.

With the adoption of SFAS 141(R) on January 1, 2009, as of June 30, 2009, if our positions are sustained by the taxing authorities, approximately $113.6 million would reduce the Company’s effective tax rate and $0.8 million would reduce deferred tax assets. Other than as described above, there were no significant changes to our uncertain tax positions during the six months ended June 30, 2009, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

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

Pursuant to the Implementing Order, on December 23, 2008, Loral filed an Amended and Restated Certificate of Incorporation (the “New Charter”). The New Charter has been accepted by the Secretary of State of Delaware and is the operative certificate of incorporation of Loral. The New Charter was ratified and amended by Loral’s stockholders on May 19, 2009.

The New Charter, as amended, is substantially the same as the Restated Certificate of Incorporation of Loral previously in effect, except that the New Charter, as amended, provides that the total authorized capital stock of the Company is eighty million (80,000,000) shares consisting of two classes: (i) seventy million (70,000,000) shares of Common Stock, $0.01 par value per share divided into two series, of which 50,000,000 shares are Voting Common Stock and 20,000,000 shares are Non-Voting Common Stock, and (ii) ten million (10,000,000) shares of Preferred Stock, $0.01 par value per share.

As a result of the cancellation of the Loral Series-1 Preferred Stock and the issuance of the Non-Voting Common Stock on December 23, 2008, equity in our consolidated balance sheet has been adjusted to include the Non-Voting Common Stock at its fair value on December 23, 2008 and remove the Loral Series-1 Preferred Stock balances. Fair value was determined based on the closing market price per share of Loral common stock on December 23, 2008. The difference between the fair value of the 9,505,673 shares of Non-Voting Common Stock and the carrying value of the Loral Series-1 Preferred Stock, including accrued dividends thereon, has been reflected as an increase to paid-in capital.

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

The Company paid dividends of $6.0 million through the issuance of 19,915 shares of Series B-1 Preferred Stock during the three months ended June 30, 2008 and $11.9 million through the issuance of 2,556 shares and

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

36,909 shares of Series A-1 and Series B-1 Preferred Stock, respectively, during the six months ended June 30, 2008.

Loral incurred issuance costs of $8.9 million in connection with this preferred stock financing. In addition, Loral paid MHR a placement fee of $6.8 million upon closing of the financing.

Stock Plans

As of June 30, 2009, there were 273,373 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan.

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

Michael B. Targoff, Chief Executive Officer of Loral, was awarded 85,000 RSUs (the “Initial Grant”) on March 5, 2009 (the “Grant Date”). In addition, the Company agreed to issue Mr. Targoff 50,000 RSUs on the first anniversary of the Grant Date and 40,000 RSUs on the second anniversary of the Grant Date (the “Subsequent Grants”). Vesting of the Initial Grant requires the satisfaction of two conditions: a time-based vesting condition and a stock price vesting condition. Vesting of the Subsequent Grants is subject only to the stock-price vesting condition. The time-based vesting condition for the Initial Grant will be satisfied upon Mr. Targoff’s continued employment through March 5, 2010, the first anniversary of the Grant Date. The stock price vesting condition, which applies to both the Initial Grant and the Subsequent Grants, has been satisfied as of June 30, 2009, because the average closing price of the Voting Common Stock over a period of 20 consecutive trading days has been at or above $25 prior to June 30, 2009. Both the Initial Grant and the Subsequent Grants will be settled on March 31, 2013.

C. Patrick DeWitt, Senior Vice President of Loral and Chief Executive Officer of SS/L, was awarded 25,000 RSUs on March 5, 2009, of which 66.67% vest on March 5, 2010, with the remainder vesting ratably on a quarterly basis over the subsequent two years. All of Mr. DeWitt’s RSUs will be settled on March 12, 2012.

In April 2009, other SS/L employees were granted 66,259 shares of Loral voting common stock which are fully vested as of the grant date.

In June 2009, Mr. Targoff was awarded an option to purchase 125,000 shares of Loral voting common stock with an exercise price of $35 per share. The option is vested with respect to 25% of the underlying shares upon grant, with the remainder of the option subject to vesting as to 25% of the underlying shares on each of the first three anniversaries of the grant date. The option expires on June 30, 2014.

In June 2009, certain other key employees were granted 225,000 SS/L phantom stock appreciation rights (“SS/L Phantom SARs”). Because SS/L common stock is not freely tradable on the open market and thus does not have a readily ascertainable market value, SS/L equity value under the program is derived from an Adjusted EBITDA-based formula. Each SS/L Phantom SAR provides the recipient with the right to receive an amount equal to the increase in SS/L’s notional stock price over the base price multiplied by the number of SS/L Phantom SARs vested on the applicable vesting date, subject to adjustment.

The SS/L Phantom SARs have the following vesting schedule: 50% vest on March 18, 2010, 25% vest on March 18 of 2011 and 25% vest on March 18, 2012. SS/L Phantom SARs are settled and the SAR value (if any) is paid out on each vesting date. The SS/L Phantom SARs expire on June 30, 2016. SS/L Phantom SARs may be settled in Loral common stock (based on the fair value of Loral common stock on the date of settlement) or cash at the option of the Company. The fair value of the SS/L Phantom SARs is included as a liability in our consolidated balance sheets. This liability will be adjusted each period to reflect the fair value of the underlying SS/L shares. As of June 30, 2009, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs is not significant.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incremental charges to expense for stock-based compensation related to grants subsequent to December 31, 2008 under the Company’s Amended and Restated 2005 Stock Incentive Plan were $2.3 million and $2.4 million for the three and six months ended June 30, 2009, respectively.

13.	Pensions and Other Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2009 and 2008:

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Service cost	$2,261	$2,039	$264	$335
Interest cost	5.996	5,787	1,050	1,164
Expected return on plan assets	(4,273)	(6,157)	(13)	(20)
Amortization of prior service credits and net actuarial (gain) or loss	226	(707)	(133)	(122)

	$4,210	$962	$1,168	$1,357

	Pension Benefits		Other Benefits
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Service cost	$4,522	$4,078	$528	$670
Interest cost	11,992	11,574	2,100	2,328
Expected return on plan assets	(8,546)	(12,314)	(26)	(40)
Amortization of prior service credits and net actuarial (gain) or loss	452	(1,414)	(266)	(244)

	$8,420	$1,924	$2,336	$2,714

14.	Commitments and Contingencies

Financial Matters

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the six months ended June 30, 2009, is as follows (in thousands):

Balance of deferred amounts at January 1, 2009	$36,255
Warranty costs incurred including payments	(657)
Accruals relating to pre-existing contracts (including changes in estimates)	668

Balance of deferred amounts at June 30, 2009	$36,266

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loral has restructured its corporate functions reducing the number of employees at its headquarters and consolidating some functions at SS/L. In the fourth quarter of 2007 and the second quarter of 2008, Loral charged approximately $7.0 million and $0.3 million, respectively, to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily through 2009. Loral paid restructuring costs of approximately $0.4 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively and $1.0 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively and paid cumulative restructuring costs of $6.7 million as of June 30, 2009. The liability recorded in the condensed consolidated balance sheet for the restructuring was $0.6 million at June 30, 2009.

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables and vendor financing receivables included in our condensed consolidated balance sheet as of June 30, 2009 were $209 million and $0, respectively. Approximately $76 million of these orbital receivables are related to satellites launched as of July 31, 2009 and $133 million are related to satellites under construction as of July 31, 2009.

As of July 31, 2009, SS/L had past due receivables included in contracts in process in the aggregate amount of approximately $6 million, from ICO, a highly-leveraged customer with an SS/L-built satellite in orbit. ICO has filed for bankruptcy under Chapter 11 of the Bankruptcy Code. In addition, ICO has future payment obligations to SS/L which total in excess of $26 million of which approximately $12 million (including $9 million of orbital incentives) is included in long-term receivables. Based on discussions with ICO, we expect this customer to assume our contract, although there is no assurance ICO will do so. SS/L also had a past due receivable in the aggregate amount of approximately $3 million from Protostar, another highly-leveraged customer with an SS/L-built satellite in orbit, which amount was included in contracts in process. Protostar is also experiencing significant financial difficulties and has filed for bankruptcy protection. To date, Protostar has not assumed this contract, and there can be no assurance that this customer will assume SS/L’s contract in bankruptcy. SS/L’s contracts with both ICO and Protostar, however, require that SS/L provide orbital anomaly and troubleshooting support for the life of the satellites. SS/L’s expertise is also critical in the event that either of these customers desires to move its satellite to a different orbital location. SS/L believes that such technical support is essential to maximize the life and performance of these in-orbit satellites, which are critical to the operations of these customers or the value of their principal assets and no other company can provide this support on a practical basis. Accordingly, SS/L believes these customers (or their successors if they undergo reorganization or purchasers of their satellites) are highly likely to assume such contracts and fulfill their payment obligations to SS/L.

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Sirius Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). Under the Sirius Credit Agreement, SS/L agreed, subject to the terms and conditions contained therein, to make loans to Sirius up to an aggregate principal amount of $100 million to make milestone payments under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Satellite Purchase Agreement”) for the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”). Pursuant to the Sirius Credit Agreement, on December 19, 2008, Sirius’ ability to borrow under the Sirius Credit Agreement to reimburse itself for milestone payments it had previously made with its own funds expired. Any loans made under the Sirius Credit Agreement are secured by

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sirius’ right, title and interest in its rights under the Satellite Purchase Agreement, including its rights in and to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc. and any future material subsidiary that may be formed or acquired by Sirius, other than XM Radio and any other subsidiary designated as an “unrestricted subsidiary” under the indenture governing Sirius’s 9 5/8% senior notes due 2013. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Sirius Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Sirius Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. SS/L believes that, as of July 31, 2009, Sirius is not eligible for any borrowings on the FM-5 Satellite and, subject to satisfaction of the conditions set forth in the Sirius Credit Agreement, would be eligible to borrow up to $21 million under the Sirius Credit Agreement upon incurrence of future milestone payments on the FM-6 Satellite. As of June 30, 2009, no loans were outstanding under the Sirius Credit Agreement.

Sirius has requested payment from SS/L of $15 million in liquidated damages with respect to the claimed late delivery of the FM-5 Satellite. SS/L believes that, in accordance with the Satellite Purchase Agreement, SS/L is not subject to the liquidated damages penalty because the Agreement provides that penalties for delivery schedule delays are not applicable when the delays were due solely to technical reasons affecting SS/L’s subcontractors. SS/L is pursuing resolution of this matter through arbitration pursuant to the provisions of the Satellite Purchase Agreement. There can be no assurance that SS/L will prevail in this dispute.

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

SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer can terminate the contract for default. The customer is an established operator for which SS/L has built a sizable portion of its fleet and which requires the satellite for the continued operation of its business. SS/L and the customer are continuing to perform under the contract, and, although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should successfully terminate the contract for default, the customer would be entitled to a full refund of its payments and liquidated damages, which through July 31, 2009 totaled approximately $137 million, plus re-procurement costs and interest and SS/L would own the satellite.

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

In November 2004, Galaxy 27 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. In June 2008, Galaxy 26 (formerly Telstar 6) experienced a similar anomaly which caused the loss of power to one of the satellite’s solar arrays. Three other satellites manufactured by SS/L for other customers have designs similar to Galaxy 27 and Galaxy 26 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in the incurrence of warranty payments by SS/L of up to $3.9 million, of which $0.8 million has been accrued as of June 30, 2009.

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

See Note 17 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to SS/L’s obligation to make payments to Telesat for transponders on Telstar 10 and Telstar 18.

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

Legal Proceedings

Delaware Shareholder Litigation

In connection with the In re: Loral Space and Communications Inc. Consolidated Litigation relating to the Company’s sale of $300 million of preferred stock to certain funds affiliated with MHR (the “MHR Funds”) pursuant to the Securities Purchase Agreement dated October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”), the Company has filed an appeal with the Delaware Supreme Court with respect to the February 20, 2008 order of the Court of Chancery of the State of Delaware in and for New Castle County (the “Chancery Court”) granting certification of the class of Loral shareholders and the December 22, 2008 order resolving plaintiffs’ attorneys’ applications for attorneys’ fees and expenses that awarded class counsel in the litigation fees and expenses in the amount of $10.6 million (the “Class Counsel Award”) which Loral paid on December 31, 2008. On July 23, 2009, the Delaware Supreme Court affirmed the judgment of the Chancery Court. In addition, in January 2009, Loral paid counsel for the derivative plaintiffs in the litigation a total amount of $8.8 million for fees and expenses incurred in connection with the litigation (the “Derivative Fee Award” and, together with the Class Counsel Award, the “Fee Awards”), which was accrued in other current liabilities on the consolidated balance sheet at December 31, 2008.

New York Shareholder Litigation

In connection with the Babus v. Targoff, et al. shareholder derivative litigation related to the Securities Purchase Agreement, which was filed in 2006 in the Supreme Court of the State of New York, County of New York, against all members of the Loral board of directors, MHR, the MHR Funds and other entities affiliated with MHR and Loral as a nominal defendant, in light of the decision in the Delaware shareholder litigation discussed above, in April 2009, the plaintiff requested, and, in June 2009, the court entered, a voluntary discontinuance of the action with prejudice.

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

The Company’s insurers have denied coverage of the Fee Awards and, in December 2008, commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking a declaratory judgment declaring that (x) the applicable insurance policies do not provide coverage for the Fee Awards; (y) even if the terms of the policies would otherwise cover the Fee Awards, Loral breached the cooperation clause of the policies thereby relieving the insurers of any liability under the policies; and (z) in the alternative, to the extent that the court finds that Loral is entitled to coverage of the Fee Awards, coverage is available only for a small portion of the Derivative Fee Award. The Company believes that the Fee Awards are covered by and reimbursable under its insurance and, in February 2009, the Company filed its answer and counterclaims in which it asserted its rights to coverage. In April 2009, the insurers filed their reply and defenses to the Company’s counterclaims. In May 2009, the insurers filed a motion for partial summary judgment declaring that there is no coverage for the Fee Awards. In July 2009, the Company filed its opposition to the insurers’ motion and its own cross motion for partial summary judgment declaring that the Fee Awards are covered under the applicable insurance policies.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has received requests for indemnification and advancement of expenses from its directors who are not affiliated with MHR under their indemnification agreements with the Company for any losses or costs they may incur as a result of the In re: Loral Space and Communications Inc. Consolidated Litigation and Babus lawsuits. As of July 31, 2009, after giving effect to a $5.0 million deductible, the insurers have advanced approximately $9.5 million in defense costs for the Company’s directors who are not affiliated with MHR, but have denied coverage for approximately $1.0 million of such defense costs (the “Denied Fees and Expenses”). The Company is disputing the insurers’ denial of the Denied Fees and Expenses and is seeking to recover such fees and expenses in the above-referenced insurance coverage litigation.

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

Disputed Claims.  In connection with our Plan of Reorganization, certain claims were filed against Old Loral and certain of its subsidiaries, the validity or amount of which we disputed. To the extent any disputed claims

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom Corporation or in Loral common stock for all other claims. As of June 30, 2009, except with respect to the D&O Claims discussed below and a claim discussed below related to our collection in July 2008 of a $58 million judgment against Rainbow DBS Holdings, Inc. (“Rainbow”), we have resolved all disputed claims. We have reserved approximately 71,000 of the 20 million shares of Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims. The disputed claim relating to the Rainbow judgment arose from the assertion by a third party of a prepetition claim against the Company that it was entitled to receive $3 million of the proceeds of the judgment, which the third party believed was payable in full in cash with interest. The Company, however, believed the claim was payable in common stock under its Plan of Reorganization. After a hearing regarding this dispute before the Bankruptcy Court, the Bankruptcy Court ruled in favor of the Company and entered a final order to that effect on November 3, 2008. The third party appealed the Bankruptcy Court’s decision to the District Court, and, on July 28, 2009, the District Court affirmed the judgment of the Bankruptcy Court. The third party has 30 days in which to appeal the District Court’s decision to the Second Circuit Court of Appeals. The effect of the issuance of the common stock attributable to this claim was recorded in connection with our fresh-start accounting as of October 1, 2005.

Indemnification Claims of Directors and Officers of Old Loral.  Old Loral was obligated to indemnify its directors and officers for, among other things, any losses or costs they may incur as a result of the lawsuits described below in Old Loral Class Action Securities Litigations. Most directors and officers have filed proofs of claim (the “D&O Claims”) in unliquidated amounts with respect to the prepetition indemnity obligations of the Debtors. The Debtors and these directors and officers have agreed that in no event will their indemnity claims against Old Loral and Loral Orion, Inc. in the aggregate exceed $25 million and $5 million, respectively. If any of these claims ultimately becomes an allowed claim under the Plan of Reorganization, the claimant would be entitled to a distribution under the Plan of Reorganization of Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of Loral common stock distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash. We believe, although no assurance can be given, that Loral will not incur any substantial losses as a result of these claims.

Old Loral Class Action Securities Litigations

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

Basic earnings (loss) per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of diluted earnings (loss) per share (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income (loss) applicable to common shareholders	$74,295	$45,851	$63,467	$(31,354)
Dividends on Loral Series A-1 Preferred Stock	—	814	—	—

Net income (loss) for diluted income (loss) per share calculation	$74,295	$46,665	$63,467	$(31,354)

Common and potential common shares:
Weighted average common shares outstanding	29,753	20,169	29,727	20,162
Unvested restricted stock units	143	—	72	—
Unvested restricted stock	8	—	4	—
Assumed conversion of Loral Series A-1 Preferred Stock		1,445		—

Common and potential common shares	29,904	21,614	29,803	20,162

Diluted income (loss) per share	$2.48	$2.16	$2.13	$(1.56)

For the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009, the effect of stock options outstanding, which would be calculated using the treasury stock method and certain non-vested restricted stock and non-vested RSUs were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive. For the six months ended June 30, 2008, all stock options outstanding, non-vested restricted stock and non-vested RSUs were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive. The following summarizes stock options outstanding, non-vested restricted stock and non-vested restricted stock units excluded from the calculation of diluted income (loss) per share:

	June 30,
	2009	2008

Stock options outstanding	2,157,952	2,034,202

Shares of non-vested restricted stock	50,898	118,312

Non-vested restricted stock units	23,250	—

16.	Segments

Loral has two operating segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat for the three and six months ended June 30, 2009 and 2008. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting. Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating (loss) income before depreciation and amortization (including amortization of stock based compensation), (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before gain on litigation recovery, impairment of available for sale securities, other expense and equity in net income (losses) of affiliates.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gain on litigation recovery, impairment of available for sale securities, other expense and equity in net losses of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other expense, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Loral. Summarized financial information concerning the reportable segments is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Revenues
Satellite manufacturing:
External revenues	$254,858	$178,976	$443,108	$378,164
Intersegment revenues(1)	21,001	31,268	49,198	51,867

Satellite manufacturing revenues	275,859	210,244	492,306	430,031
Satellite services revenues(2)	172,150	172,383	337,397	338,887

Operating segment revenues before eliminations	448,009	382,627	829,703	768,918
Intercompany eliminations(3)	(4,412)	(2,183)	(8,368)	(3,433)
Affiliate eliminations(2)	(172,150)	(172,383)	(337,397)	(338,887)

Total revenues as reported	$271,447	$208,061	$483,938	$426,598

Segment Adjusted EBITDA
Satellite manufacturing	$12,109	$10,188	$22,546	$14,865
Satellite services(2)	119,280	111,777	234,193	211,164
Corporate(4)	(6,352)	(1,497)	(10,751)	(6,240)

Adjusted EBITDA before eliminations	125,037	120,468	245,988	219,789
Intercompany eliminations(3)	(525)	(329)	(1,092)	(509)
Affiliate eliminations(2)	(119,280)	(105,637)	(234,193)	(205,024)

Adjusted EBITDA	$5,232	$14,502	$10,703	$14,256

Depreciation, Amortization and Stock-Based Compensation
Satellite manufacturing	$(12,202)	$(8,723)	$(22,132)	$(17,382)
Satellite services(2)	(55,604)	(56,757)	(106,122)	(115,221)
Corporate	(725)	(1,244)	(1,745)	(3,147)

Segment depreciation before affiliate eliminations	(68,531)	(66,724)	(129,999)	(135,750)
Affiliate eliminations(2)	55,604	56,757	106,122	115,221

Depreciation, amortization and stock-based compensation as reported	$(12,927)	$(9,967)	$(23,877)	$(20,529)

Operating (loss) income as reported	$(7,695)	$4,536	$(13,175)	$(6,274)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2009	2008
	(In thousands)

Total Assets
Satellite manufacturing	$797,310	$799,476
Satellite services (includes goodwill of $2.1 billion and $2.5 billion)(2)	4,421,874	4,273,162
Corporate	260,300	196,391

Total Assets before affiliate eliminations	5,479,484	5,269,029
Affiliate eliminations(2)	(4,421,874)	(4,273,162)

Total assets as reported(5)	$1,057,610	$995,867

(1)	Intersegment revenues for satellite manufacturing includes affiliate revenue of $16.6 million and $29.1 million for the three months ended June 30, 2009 and 2008, respectively and $40.8 million and $48.4 million for the six months ended June 30, 2009 and 2008, respectively.

(2)	Satellite services represents Telesat. Satellite services Adjusted EBITDA also includes approximately $6 million for the three and six months ended June 30 2008, related to the distribution from a bankruptcy claim against a former customer of Loral Skynet. Affiliate eliminations represent the elimination of amounts attributable to Telesat whose results are reported under the equity method of accounting in our condensed consolidated statements of operations (see Note 8).

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral.

(4)	Represents corporate expenses incurred in support of our operations.

(5)	Amounts are presented after the elimination of intercompany profit.

17.	Related Party Transactions

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

As of June 30, 2009, SS/L had a contract with Telesat for the construction of the Nimiq 5 satellite. Information related to satellite construction contracts with Telesat is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Revenues from Telesat satellite construction contracts	$16,571	$29,055	$40,819	$48,404
Milestone payments received from Telesat	16,894	29,774	31,618	51,261

Amounts receivable by SS/L from Telesat as of June 30, 2009 and December 31, 2008, were $3.2 million and $3.2 million, respectively, related to satellite construction contracts. In July 2009, Telesat and SS/L entered into a contract for construction of the Telstar 14R satellite.

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat can issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses included income related to the Consulting Agreement of $1.25 million for each of the three month periods ended June 30, 2009 and 2008 and $2.5 million for each of the six month periods ended June 30, 2009 and 2008. We also had a long-term receivable related to the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consulting Agreement from Telesat of $8.8 million and $6.0 million as of June 30, 2009 and December 31, 2008, respectively.

In connection with the Telesat transaction, Loral has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of June 30, 2009 and December 31, 2008 we had recognized liabilities of approximately $6.9 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $7.0 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.

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

A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. The aggregate cost to us for the foregoing is estimated to be approximately $60 million. SS/L commenced construction of the ViaSat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $25 million and $12.4 million for the three months ended June 30, 2009 and 2008, respectively and $47 million and $19.5 million for the six months ended June 30, 2009 and 2008, respectively. Loral’s share of costs incurred by SS/L on the ViaSat-1 satellite was $18.6 million as of June 30, 2009 which is reflected as satellite capacity under construction in property, plant and equipment.

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

Costs of satellite manufacturing for sales to related parties were $41.5 million and $35.5 million for the three months ended June 30, 2009 and 2008, respectively and $81.6 million and $59.0 million for the six months ended June 30, 2009 and 2008, respectively.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L will make monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT. As of June 30, 2009 and December 31, 2008, our consolidated balance sheet included a liability of $8.9 million and $9.8 million, respectively, for the future use of these transponders. For the six months ended June 30, 2009 we made payments of $1.4 million to Telesat pursuant to the agreement.

XTAR

As described in Note 8 we own 56% of XTAR, a joint venture between us and Hisdesat and account for our investment in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of June 30, 2009 and December 31, 2008 were $1.0 million and $1.3 million, respectively. During the quarter ended March 31, 2008, Loral and XTAR agreed to defer receivable amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. Our selling, general and administrative expenses included offsetting income to the extent of cash received under this agreement of $0.3 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively and $0.8 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively.

MHR Fund Management LLC

Three of the managing principals of MHR, Mark H. Rachesky, Hal Goldstein and Sai Devabhaktuni, are members of Loral’s board of directors. Prior to December 23, 2008, various funds affiliated with MHR held all issued and outstanding shares of Loral Series-1 Preferred Stock which was issued in February 2007. Pursuant to an order of the Delaware Chancery Court, on December 23, 2008, we issued to the MHR Funds 9,505,673 shares of Non-Voting Common Stock, and all shares of Loral Series-1 Preferred Stock (including all PIK dividends) previously issued to the MHR Funds pursuant to the Securities Purchase Agreement were cancelled.

Also pursuant to the Delaware Chancery Court Order, on December 23, 2008, Loral and the MHR Funds entered into a registration rights agreement which provides for registration rights for the shares of Non-Voting Common Stock, in addition and substantially similar to, the registration rights provided for the shares of Voting Common Stock held by the MHR Funds. In addition, in June 2009, Loral filed a shelf registration statement covering shares of Voting Common Stock and Non-Voting Common Stock held by the MHR Funds, which registration statement was declared effective in July 2009. Various funds affiliated with MHR held, as of June 30, 2009 and December 31, 2008, approximately 40.0% and 39.3%, respectively, of the outstanding Voting Common stock and as of June 30, 2009 and December 31, 2008 had a combined ownership of Voting and Non-Voting Common Stock of Loral of 59.1% and 58.7%, respectively. Information on dividends paid to the funds affiliated with MHR, with respect to their holdings of the Loral Series-1 Preferred Stock is as follows (in thousands, except share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2008

Dividends paid in the form of additional shares:
Number of shares	19,915	39,465
Amount	$6.0	$11.9

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

These MHR funds are also participants in Protostar’s $200 million credit facility, dated March 19, 2008, with an aggregate participation of $6.0 million. Protostar acquired the ChinaSat 8 satellite from China Telecommunications Broadcast Satellite Corporation and China National Postal and Telecommunications Appliances Corporation under an agreement reached in 2006, and, pursuant to a contract with Protostar valued at $26.0 million, SS/L has modified the satellite to meet Protostar’s needs. This satellite, renamed Protostar I, was launched on July 8, 2008 from the European Spaceport in Kourou, French Guiana. For the three and six months ended June 30, 2008 we recorded sales to Protostar of $4.6 million and $9.5 million, respectively. As of June 30, 2009 accounts receivable from Protostar were approximately $3 million. During July 2009, Protostar filed for bankruptcy under Chapter 11 of the Bankruptcy Code.

As of June 30, 2009, funds affiliated with MHR hold $83.7 million in principal amount of Telesat 11% Senior Notes and $29.75 million in principal amount of Telesat 12.5% Senior Subordinated Notes.

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

INDEX

Topic	Location

Overview	Page 42
Future Outlook	Page 43
Consolidated Operating Results	Page 44
Liquidity and Capital Resources:
Loral	Page 55
Space Systems/Loral	Page 56
Telesat	Page 58
Contractual Obligations	Page 60
Statement of Cash Flows	Page 60
Affiliate Matters	Page 61
Commitments and Contingencies	Page 61
Other Matters	Page 61

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

Overview

Businesses

Loral has two operating segments, satellite manufacturing and satellite services. Loral participates in satellite services operations principally through its investment in Telesat.

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

At June 30, 2009, Telesat had 12 in-orbit satellites (comprised of 11 owned satellites and one leased satellite, Telstar 10). Its fleet of 11 owned in-orbit satellites had, as of June 30, 2009, an average of approximately 56.1% service life remaining, with an average service life remaining of approximately 8.1 years. Nimiq 3, a leased satellite, was removed from commercial service on June 1, 2009. In July, 2009, Telesat terminated its leasehold interest on Telstar 10. Telesat currently has two additional satellites under construction: Nimiq 5, which Telesat anticipates will be operational in late 2009, and Telstar 14R/Estrela do Sul 2, which Telesat anticipates will be operational in the second half of 2011. Telesat has contracted for the sale of all of the capacity on Nimiq 5 to Bell TV for 15 years or such later date as the customer may request.

Future Outlook

Critical success factors for SS/L include maintaining its reputation for reliability, quality and superior customer service. These factors are vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs and maximize efficiencies. SS/L is focused on increasing bookings and backlog, while maintaining and improving upon the cost efficiencies and process improvements realized over the past several years. SS/L must continue to align its direct workforce with the level of awards. Additionally, long-term growth at SS/L generates working capital requirements, primarily for the orbital component of the satellite contract which is payable to SS/L over the life of the satellite.

As of July 31, 2009, SS/L has booked five satellite awards for the year in addition to the seven satellites booked last year. While we expect the replacement market to be reliable over the next year, given the current credit crisis, potential customers who are highly leveraged or in the development stage may not be able to obtain the financing necessary to purchase satellites. If SS/L’s satellite awards fall below, on average, four to five awards per year, we expect that we will reduce costs and capital expenditures to accommodate this lower level of business. The timing of any reduced demand for satellites is difficult to predict. It is therefore also difficult to anticipate when to reduce costs and capital expenditures to match any slowdown in business. A delay in matching the timing of a reduction in business with a reduction in expenditures would adversely affect our results of operations and liquidity. In addition, in order to maintain its ability to compete as one of the leading prime contractors for technologically advanced space satellites, SS/L must continuously retain the services of a core group of specialists in a wide variety of disciplines for each phase of the design, development, manufacture and testing of its products, thus reducing SS/L’s flexibility to take action to reduce workforce costs in the event of a slowdown or downturn in its business.

Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $4.4 billion of backlog as of June 30, 2009.

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

On July 16, 2009 Telesat announced its decision to procure a replacement for Telstar 14/Estrela do Sul at its current 63 degrees West orbital location. The new high powered Ku-band satellite will be known as Telstar 14R in most service regions and Estrela do Sul 2 in Brazil, and will have 58 transponder equivalents (36 MHz). Telesat anticipates the new satellite will be operational in the second half of 2011 — in time to assure continuity of service for customers of Telstar 14/ Estrela do Sul.

Telesat has selected SS/L as the manufacturer for Telstar 14R and International Launch Services for the satellite’s launch into geostationary orbit. Telstar 14R will have five coverage beams: Brazil, the Continental United States (including the Gulf of Mexico and northern Caribbean), the Southern Cone of South America, the Andean region (including Central America and southern Caribbean), and the North and Mid-Atlantic Ocean. The satellite’s Atlantic beam will expand on the coverage of the Atlantic Ocean Region capacity of both Telstar 14 and Telstar 11N. Telstar 14R will utilize the SS/L1300 platform, will have a 15 year mission life, and a launch mass of approximately 5000 kg. Total spacecraft power will be approximately 11 kilowatts. Telesat will have the capability to switch amplifiers to different regions resulting in flexibility to match satellite capacity to market need.

On July 9, 2009 Telesat completed the transfer of its leasehold interests in Telstar 10 and related contracts to APT Satellite Company for a total consideration of approximately $69 million. As announced on June 1, 2009, Telstar 10 accounted for approximately 5% of Telesat’s revenue and less than 1% of its contracted backlog. Telesat is still in discussions regarding the potential sale of its interests in another international satellite and related assets and business which represent approximately 2% of Telesat’s revenues and approximately 1% of its backlog as of June 30, 2009. Subject to Telesat’s obligations under its financing arrangements, proceeds from the sale of these assets would be used to fund replacement satellites or repay debt. Any potential transaction is subject to further due diligence and other conditions, and Telesat cannot at this time assess the probability of concluding any transaction under discussion or any other sale of these assets or at what price these assets may be sold.

Telesat believes its existing satellite fleet offers a strong combination of existing backlog, contracted revenue growth (on Nimiq 4 which started service in the fourth quarter of 2008, and on the in-construction satellite Nimiq 5) and additional capacity (on the existing satellites, Telstar 11N which started service on March 31, 2009 and Telstar 14R which recently commenced construction) that provides a solid foundation upon which it will seek to grow its revenues and cash flows.

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

For 2009, Telesat is focused on the execution of its business plan to serve its customers and the markets in which it participates, the sale of capacity on its existing satellites, the continuing efforts to achieve operating efficiencies, and on the completion and launch of its in-construction satellites (Nimiq 5 and Telstar 14R).

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2009.

Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA reflects the results of our operating business segments for the three and six months ended June 30, 2009 and 2008. The balance of the discussion relates to our consolidated results, unless otherwise noted.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating (loss) income before depreciation and amortization (including amortization of stock based compensation) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before gain on litigation recovery, impairment of available for sale securities, other expense and equity in net income (losses) of affiliates.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gain on litigation recovery, impairment of available for sale securities, other expense and equity in net income (losses) of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

Loral has two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The satellite services segment includes 100% of the results reported by Telesat. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting.

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements:

Revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Satellite Manufacturing	$275.8	$210.2	$492.3	$430.0
Satellite Services	172.2	172.4	337.4	338.9

Segment revenues	448.0	382.6	829.7	768.9
Eliminations(1)	(4.4)	(2.1)	(8.4)	(3.4)
Affiliate eliminations(2)	(172.2)	(172.4)	(337.4)	(338.9)

Revenues as reported(3)	$271.4	$208.1	$483.9	$426.6

Satellite Manufacturing segment revenues increased by $66 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result of increased revenues from new orders received subsequent to June 30, 2008, partially offset by reduced revenue from programs completed or nearing completion. Satellite Services segment revenues were unchanged for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. An increase of $27 million due primarily to revenues generated by the Nimiq 4 and Telstar 11N satellites, which entered service subsequent to June 30, 2008 and increased revenues from Anik F-3 was offset primarily by lower revenues from the impact of U.S. dollar/Canadian dollar exchange rate changes on Canadian dollar denominated revenues.

Satellite Manufacturing segment revenues increased by $62 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily as a result of increased revenues from new orders received subsequent to June 30, 2008, partially offset by reduced revenues from programs completed or nearing completion. Satellite Services segment revenues decreased by $2 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to a $66 million decrease from the U.S. dollar/Canadian dollar exchange rate change on Canadian dollar denominated revenue, partially offset by $65 million of revenues primarily generated by the Nimiq 4 and Telstar 11N satellites, which entered service subsequent to June 30, 2008 and increased revenues from Anik F-3.

Adjusted EBITDA:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Satellite Manufacturing	$12.1	$10.2	$22.5	$14.9
Satellite Services	119.3	111.8	234.2	211.2
Corporate expenses(4)	(6.3)	(1.5)	(10.7)	(6.3)

Segment Adjusted EBITDA before eliminations	125.1	120.5	246.0	219.8
Eliminations(1)	(0.6)	(0.4)	(1.1)	(0.6)
Affiliate eliminations(2)	(119.3)	(105.6)	(234.2)	(205.0)

Adjusted EBITDA	$5.2	$14.5	$10.7	$14.2

Satellite Manufacturing segment Adjusted EBITDA increased $2 million for the three months ended June 30, 2009 compared with the three months ended June 30, 2008 primarily due to a reduction in research and development expense of $5 million as a result of completion of a significant project that was being performed in 2008, partially offset by a $3 million increase in pension costs. Satellite Services segment Adjusted EBITDA increased by $8 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily due to the $27 million revenue increase described above and $5 million of lower expenses in 2009, partially offset by $19 million of foreign exchange rate impact and a $6 million gain on recovery from a customer bankruptcy recorded in 2008. Corporate expenses increased by $5 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to a $4 million charge for deferred compensation resulting from an increase in the fair value of our common stock and a $1 million increase in legal costs.

Satellite Manufacturing segment Adjusted EBITDA increased $8 million for the six months ended June 30, 2009 compared with the six months ended June 30, 2008 primarily due to a reduction in research and development expense of $5 million as a result of completion of a significant project that was being performed in 2008 and an $8 million improvement in margins due primarily to the higher sales volume, partially offset by a decrease of $6 million due to increased pension costs. Satellite Services segment Adjusted EBITDA increased by $23 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to the $65 million revenue increase described above and $10 million of lower expenses in 2009, partially offset by a $46 million exchange rate impact and a $6 million gain on recovery from a customer bankruptcy recorded in 2008. Corporate expenses increased by $4 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily due to a $6 million increased charge for deferred compensation resulting from an increase in the fair value of our common stock, partially offset by a $1 million decrease in legal costs.

Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Adjusted EBITDA	$5.2	$14.5	$10.7	$14.2
Depreciation, amortization and stock-based compensation	(12.9)	(10.0)	(23.9)	(20.5)

Operating (loss) income	(7.7)	4.5	(13.2)	(6.3)
Interest and investment income	1.9	1.9	3.6	8.3
Interest expense	1.2	(0.3)	—	(0.7)
Gain on litigation recovery	—	58.3	—	58.3
Impairment of available for sale securities	—	(3.5)	—	(3.5)
Other expense	—	(0.2)	(0.1)	(0.3)
Income tax provision	(6.4)	(11.6)	(6.4)	(13.4)
Equity in net income (losses) of affiliates	85.3	2.9	79.6	(61.7)

Net income (loss)	$74.3	$52.0	$63.5	$(19.3)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for Loral.

(2)	Represents the elimination of amounts attributed to Telesat whose results are reported under the equity method of accounting in our consolidated statements of operations (see Note 8 to the financial statements).

(3)	Includes revenues from affiliates of $16.6 million and $29.1 million for the three months ended June 30, 2009 and 2008, respectively and $40.8 million and $48.4 million for the six months ended June 30, 2009 and 2008, respectively.

(4)	Represents corporate expenses incurred in support of our operations.

Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

The following compares our consolidated results for the three months ended June 30, 2009 and 2008 as presented in our financial statements:

Revenues from Satellite Manufacturing

	Three Months
	Ended June 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$276	$210	31%
Eliminations	(5)	(2)	150%

Revenues from Satellite Manufacturing as reported	$271	$208	30%

Revenues from Satellite Manufacturing before eliminations increased by $66 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result of $106 million of revenues from $1.6 billion of new orders received subsequent to June 30, 2008, offset by $40 million of reduced revenues from programs completed or nearing completion which were awarded in earlier periods. Eliminations for the three months ended June 30, 2009 and 2008 consist primarily of revenues applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (See Note 17 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased $63 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Cost of Satellite Manufacturing

	Three Months
	Ended June 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$242	$175	38%
Depreciation, amortization and stock-based compensation	12	9	33%

Total cost of Satellite Manufacturing as reported	$254	$184	38%

Cost of Satellite Manufacturing as a% of Satellite Manufacturing revenues as reported	94%	88%

Cost of Satellite Manufacturing as reported increased $70 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Cost of Satellite Manufacturing before specific identified charges shown above increased $67 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to the cost increase from higher sales volume. Depreciation, amortization and stock-based compensation expense increased $3 million, primarily as a result of a 2 million increase in stock-based compensation and a $1 million increase in amortization of fair value adjustments.

Selling, General and Administrative Expenses

	Three Months
	Ended
	June 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)

Selling, general and administrative expenses	$25	$26	(4)%

% of revenues as reported	9%	12%

Selling, general and administrative expenses decreased by $1 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This was due primarily to a reduction in research and development expenses of $5 million, offset by a $4 million increase for deferred compensation due to an increase in the fair value of our common stock during the second quarter of 2009 and a $1 million increase in legal costs.

Gain on Recovery from Customer Bankruptcy

During the three months ended June 30, 2008 we recorded income of $6 million related to the distribution from a bankruptcy claim against a former customer of Loral Skynet. The receivable underlying the claim had been previously written off or not recognized due to the customer’s bankruptcy.

Interest and Investment Income

	Three Months
	Ended
	June 30,
	2009	2008
	(In millions)

Interest and investment income	$2	$2

Interest and investment income was unchanged for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. A decrease of $0.9 million due to a reduction in average investment balances of approximately $50 million and a decrease in returns on our investments was offset by an increase in orbital interest income.

Interest Expense

	Three Months
	Ended
	June 30,
	2009	2008
	(In millions)

Interest expense	$(1)	$—

Interest expense for the three months ended June 30, 2009 relates to reversal of interest expense previously recorded due to the favorable resolution of a contingent liability.

Gain on Litigation Recovery

During the three months ended June 30, 2008, we recognized a gain of $58 million related to a litigation recovery from Rainbow DBS.

Impairment of Available for Sale Securities

During the three months ended June 30, 2008, we recorded an impairment charge of $3.5 million to reflect an other-than-temporary decline in the value of our investment in Globalstar Inc. common stock.

Other Expense

Other expense includes gains and losses on foreign currency transactions.

Income Tax Provision

During 2009 and 2008, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. For periods prior to January 1, 2009 any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the three months ended June 30, 2008 our valuation allowance balance as of October 1, 2005 was reduced by $0.6 million which was recorded as a reduction to goodwill. With the adoption of SFAS 141(R) on January 1, 2009, all future reversals of the valuation allowance balance as of October 1, 2005 are recorded as a reduction to the income tax provision.

For the three months ended June 30, 2009 we recorded an income tax provision of $6.4 million on a pre-tax book loss of $4.6 million, consisting primarily of a $3.7 million provision to increase our liability for uncertain tax positions and a $2.5 million provision based upon the application of our expected effective tax rate for the full year against the current period results. The provision to increase our liability for uncertain tax positions included a charge of $1.9 million for new state tax penalties enacted into law during 2009 (see Note 11 to the financial statements). The interim provision based on our expected effective tax rate was attributable to the temporary suspension of net operating loss deductions in California enacted with the state budget in September 2008.

For the three months ended June 30, 2008 we recorded an income tax provision of $11.6 million on pre-tax book income of $60.8 million, which included a gain of $58 million related to the litigation recovery from Rainbow DBS. The provision of $11.6 million consisted primarily of a $1.8 million provision to increase our liability for uncertain tax positions and a provision of $9.3 million on the gain related to the litigation recovery from Rainbow DBS.

Equity in Net Income (Losses) of Affiliates

Equity in net income (losses) of affiliates consists of:

	Three Months
	Ended
	June 30,
	2009	2008
	(In millions)

Telesat	$80.6	$6.9
XTAR	4.7	(4.1)

	$85.3	$2.8

As of December 31, 2008 our investment in Telesat had been reduced to zero as a result of recording our proportionate interest in Telesat’s losses. Equity in losses of affiliates, other than the elimination of our profit on transactions with such affiliates, is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. Equity in net income (losses) of affiliates for the three months ended June 30, 2009 includes equity in net losses of Telesat which were not recognized during the year ended December 31, 2008 and the three months ended March 31, 2009 as the carrying value of our investment in Telesat had been reduced to zero during 2008.

Summary financial information for Telesat in accordance with U.S. GAAP is as follows.

	Three Months
	Ended June 30,
	2009	2008
	(In millions)

Statement of Operations Data:
Revenues	$172.2	$172.4
Operating expenses	(52.9)	(66.7)
Depreciation, amortization and stock-based compensation	(55.6)	(56.8)
Operating income	63.7	48.9
Interest expense	(54.4)	(53.3)
Other income	141.1	39.8
Income tax provision	(8.4)	(20.3)
Net income	141.9	15.1

Other income (expense) includes foreign exchange gains of $237 million and $21 million for the three months ended June 30, 2009 and 2008, respectively and (losses) gains on financial instruments of $(93) million and $18 million for the three months ended June 30, 2009 and 2008, respectively.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of June 30, 2009 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing, which is due primarily in 2014.

A five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2009 would have increased or decreased Telesat’s net income for the three months ended June 30, 2009 by approximately $147 million.

The following summarizes recent exchange rates that impact Telesat’s results (Canadian$/US$):

December 31, 2008	1.225
March 31, 2009	1.260
June 30, 2009	1.162
July 31, 2009	1.078

As discussed in Note 8 to the financial statements, Loral’s equity in net income or loss of Telesat is based on our proportionate share of their results in accordance with U.S. GAAP and in U.S. dollars. In determining our equity in net income or loss of Telesat, Telesat’s net income or loss has been proportionately adjusted to exclude the amortization of the fair value adjustments applicable to its acquisition of the Loral Skynet assets and liabilities. Our equity in net income or loss of Telesat also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we are constructing for them.

See Note 8 to the financial statements for information related to XTAR.

Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008

The following compares our consolidated results for the six months ended June 30, 2009 and 2008 as presented in our financial statements:

Revenues from Satellite Manufacturing

	Six Months
	Ended June 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$492	$430	14%
Eliminations	(8)	(3)	167%

Revenues from Satellite Manufacturing as reported	$484	$427	13%

Revenues from Satellite Manufacturing before eliminations increased $62 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of $159 million of revenues from $1.6 billion of new orders received subsequent to June 30, 2008, partially offset by $97 million of reduced revenues from programs completed or nearing completion which were awarded in earlier periods. Eliminations for the six months ended June 30, 2009 and 2008 consist primarily of revenues applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (See Note 17 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased by $57 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Cost of Satellite Manufacturing

	Six Months
	Ended June 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$429	$374	15%
Depreciation, amortization and stock-based compensation	22	17	29%

Total cost of Satellite Manufacturing as reported	$451	$391	15%

Cost of Satellite Manufacturing as a% of Satellite Manufacturing revenues as reported	93%	92%

Cost of Satellite Manufacturing as reported increased $60 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Cost of Satellite Manufacturing before specific identified charges shown above increased $55 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase is primarily due to costs associated with the increase in sales volume. Depreciation, amortization and stock-based compensation expense increased $5 million, primarily as a result of $2 million of stock-based compensation, 2 million of amortization of fair value adjustments and $1 million of depreciation due to increased capital expenditures related to our facility expansion which was substantially completed in 2008.

Selling, General and Administrative Expenses

	Six Months
	Ended June 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)

Selling, general and administrative expenses	$46	$48	(4)%

% of revenues as reported	9%	11%

Selling, general and administrative expenses decreased by $2 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This was due primarily to a reduction in research and development expenses of $5 million, a decrease of $1 million of legal costs and decreased stock-based compensation of $1 million, partially offset by a Corporate charge of $6 million for deferred compensation due to an increase in the fair value of our common stock during the first half of 2009.

Gain on Recovery from Customer Bankruptcy

During the six months ended June 30, 2008 we recorded income of $6 million related to the distribution from a bankruptcy claim against a former customer of Loral Skynet. The receivable underlying the claim had been previously written off or not recognized due to the customer’s bankruptcy.

Interest and Investment Income

	Six Months
	Ended June 30,
	2009	2008
	(In millions)

Interest and investment income	$4	$8

Interest and investment income decreased $4 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease includes $3 million due to a reduction in average investment balances of approximately $115 million and a decrease in returns on our investments. There was also a decrease of $2 million from accelerated amortization of fair value adjustments resulting from the early payment of orbital incentives by a customer in the first quarter of 2008, partially offset by an increase of $1 million in orbital interest income.

Interest Expense

	Six Months
	Ended June 30,
	2009	2008
	(In millions)

Interest expense	$—	$1

Interest expense for the six months ended June 30, 2008 related to interest on vendor financing which is no longer outstanding in 2009.

Gain on Litigation Recovery

During the six months ended June 30, 2008, we recognized a gain of $58 million related to a litigation recovery from Rainbow DBS.

Impairment of Available for Sale Securities

During the six months ended June 30, 2008, we recorded an impairment charge of $3.5 million to reflect an other-than-temporary decline in the value of our investment in Globalstar Inc. common stock.

Other Expense

Other expense includes gains and losses on foreign currency transactions.

Income Tax Provision

During 2009 and 2008, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. For periods prior to January 1, 2009 any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the six months ended June 30, 2008 our valuation allowance balance as of October 1, 2005 was reduced by $0.6 million which was recorded as a reduction to goodwill. With the adoption of SFAS 141(R) on January 1, 2009, all future reversals of the valuation allowance balance as of October 1, 2005 are recorded as a reduction to the income tax provision.

For the six months ended June 30, 2009 we recorded an income tax provision of $6.4 million on a pre-tax book loss of $9.7 million, consisting primarily of a $5.4 million provision to increase our liability for uncertain tax positions and a $1.5 million provision based upon the application of our expected effective tax rate for the full year against the current period results. The provision to increase our liability for uncertain tax positions included a charge of $1.9 million for new state tax penalties enacted into law during 2009 (see Note 11 to the financial statements). The interim provision based on our expected effective tax rate was attributable to the temporary suspension of net operating loss deductions in California enacted with the state budget in September 2008.

For the six months ended June 30, 2008 we recorded an income tax provision of $13.4 million on pre-tax book income of $55.9 million, which included a gain of $58 million related to the litigation recovery from Rainbow DBS. The provision of $13.4 million consisted primarily of a $3.3 million provision to increase our liability for uncertain tax positions and a provision of $9.3 million on the gain related to the litigation recovery from Rainbow DBS.

Equity in Net Income (Losses) of Affiliates

Equity in net income (losses) of affiliates consists of:

	Six Months
	Ended
	June 30,
	2009	2008
	(In millions)

Telesat	$78.3	$(53.3)
XTAR	1.3	(8.4)

	$79.6	$(61.7)

As of December 31, 2008 our investment in Telesat had been reduced to zero as a result of recording our proportionate interest in Telesat’s losses. Equity in losses of affiliates, other than the elimination of our profit on transactions with such affiliates, is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. Equity in net income (losses) of affiliates for the six months ended June 30, 2009 includes equity in net losses of Telesat which were not recognized during the year ended December 31, 2008 and the three months ended March 31, 2009 as the carrying value of our investment in Telesat had been reduced to zero during 2008.

Summary financial information for Telesat in accordance with U.S. GAAP is as follows.

	Six Months
	Ended June 30,
	2009	2008
	(In millions)

Statement of Operations Data:
Revenues	$337.4	$338.9
Operating expenses	(103.2)	(133.9)
Depreciation, amortization and stock-based compensation	(106.1)	(115.2)
Operating income	128.1	89.8
Interest expense	(108.5)	(115.5)
Other income (expense)	106.6	(48.5)
Income tax provision	(15.4)	(3.3)
Net income (loss)	110.7	(77.5)

Other income (expense) includes foreign exchange gains (losses) of $156 million and $(102) million for the six months ended June 30, 2009 and (losses) gains on financial instruments of $(47) million and $50 million for the six months ended June 30, 2009 and 2008, respectively.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of June 30, 2009, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing, which is due primarily in 2014.

A five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2009 would have increased or decreased Telesat’s net income for the six months ended June 30, 2009 by approximately $147 million.

The following summarizes recent exchange rates that impact Telesat’s results (Canadian$/US$):

December 31, 2008	1.225
June 30, 2009	1.162
July 31, 2009	1.078

As discussed in Note 8 to the financial statements, Loral’s equity in net income or loss of Telesat is based on our proportionate share of their results in accordance with U.S. GAAP and in U.S. dollars. In determining our equity in net income or loss of Telesat, Telesat’s net income or loss has been proportionately adjusted to exclude the amortization of the fair value adjustments applicable to its acquisition of the Loral Skynet assets and liabilities. Our equity in net income or loss of Telesat also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we are constructing for them.

See Note 8 to the financial statements for information related to XTAR.

Backlog

Backlog as of June 30, 2009 and December 31, 2008, was as follows (in millions):

	June 30,	December 31,
	2009	2008

Satellite Manufacturing	$1,762	$1,381
Satellite Services	4,372	4,207

Total backlog before eliminations	6,134	5,588
Satellite Manufacturing eliminations	(17)	(25)
Satellite Services eliminations	(4,372)	(4,207)

Total backlog	$1,745	$1,356

The increase in Satellite Manufacturing backlog as of June 30, 2009 compared with December 31, 2008 was the result of awards during the period for the construction of five satellites, partially offset by revenues recognized. The increase in Satellite Services backlog as of June 30, 2009 compared with December 31, 2008 was the result of exchange rate changes and additional bookings, partially offset by revenues recognized during the period.

Liquidity and Capital Resources

Loral

As described above, the Company’s principal assets are ownership of 100% of the issued and outstanding capital stock of SS/L and a 64% non-controlling economic interest in Telesat. In addition, the Company has a 56% non-controlling economic interest in XTAR. SS/L’s operations are consolidated in the Company’s financial statements while the operations of Telesat and XTAR are not consolidated but presented using the equity method of accounting. The Parent Company has no debt, while SS/L has a $100 million revolving credit facility under which no amounts are outstanding as of July 31, 2009. Telesat has third party debt with financial institutions and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. The Parent Company has provided a guarantee of the SS/L debt but has not provided a guarantee for the Telesat or XTAR debt. Cash is maintained at the Parent Company, SS/L, Telesat and at XTAR to support the operating needs of each respective entity. The ability of SS/L and Telesat to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to the debt at each of those entities and in the case of Telesat and XTAR by their respective shareholder agreements.

Cash and Available Credit

At June 30, 2009, the Company had $104 million of cash and cash equivalents and $6 million of restricted cash. During the first six months of 2009, SS/L repaid the $55 million of loans that were outstanding at December 31, 2008 and did not borrow any new funds under its $100 million revolving credit agreement. In April 2009, SS/L issued a $3 million letter of credit under the credit agreement bringing the amount of letters of credit outstanding at June 30, 2009 to $7.9 million. The restricted cash balance at June 30, 2009 did not change from that outstanding at December 31, 2008. Our cash position, net of outstanding debt, improved approximately $41 million from December 31, 2008 to June 30, 2009 primarily as a result of receipt of satellite contract milestone payments.

Liquidity

At the Parent Company, we expect that our cash and cash equivalents will be sufficient to fund our projected expenditures for the next twelve months. During the first six months of 2009, the Parent Company funded approximately $8.3 million for its portion of the construction and launch of the ViaSat 1 satellite, $8.8 million of attorneys’ fees in the shareholder derivative litigation, an additional $4.5 million investment in XTAR as well as Parent Company operating costs. During the next twelve months, the Parent Company will continue to fund its operating costs, estimated to be approximately $18 million, net of management fees to be received in cash, as well as its portion of the construction and launch of the ViaSat 1 satellite estimated to be $17.1 million if Telesat does not exercise its option to acquire our rights to the Canadian coverage portion of the satellite. The Company has also received a request for indemnification from its directors who are affiliated with MHR for legal costs incurred by them in connection with the shareholder derivative litigation that may or may not be recoverable from insurance. We believe that SS/L, Telesat and XTAR will have sufficient liquidity to fund their respective operations and capital requirements and make all required debt service payments as discussed below.

We currently invest our cash in several liquid money market funds which reduces the exposure of a default at one fund. These money market funds currently include only Prime AAA funds. The Company sold its Treasury and Government money market funds during the second quarter of 2009 to increase its yields given the stability in the money market funds. We do not currently hold any investments in auction rate securities or enhanced money market funds.

In addition to our cash on hand we believe we have the ability to access the capital markets for debt or equity at the Parent Company. Given the uncertain financial environment, however, there can be no assurance that the Company would be able to obtain such financing on acceptable terms.

Space Systems/Loral

Cash

During the first six months of 2009, SS/L repaid the $55 million of debt outstanding under the SS/L Credit Agreement at December 31, 2008. For the next twelve months, SS/L anticipates that, although its cash position will decline from current levels as it continues to build its orbital receivable balance, it will have more than sufficient funds and credit availability to meet its cash flow requirements. Capital expenditures at SS/L are forecasted to be approximately $47 million in 2009. SS/L expects capital expenditures to normalize at $25 million to $30 million in future years. SS/L maintains the flexibility to defer or reduce a significant portion of its ongoing capital expenditures if the volume of ongoing business is materially reduced or as other circumstances may require.

Available Credit and Liquidity

The SS/L Credit Agreement, which is guaranteed pursuant to a Parent Guarantee Agreement, provides SS/L with a $100 million revolving credit facility, including a $50 million letter of credit sub-limit. The SS/L Credit Agreement matures on October 16, 2011. SS/L currently has borrowing availability of approximately $92 million under the facility given that approximately $8 million of letters of credit are outstanding as of August 1, 2009. A $3 million letter of credit scheduled to expire on July 31, 2009 was extended to October 15, 2009. SS/L anticipates that over the next twelve months it will be in compliance with all the covenants of the SS/L Credit Agreement and have full availability of the $100 million.

SS/L agreed to make up to $100 million in loans to a customer, Sirius Satellite Radio Inc. (“Sirius”), in the Amended and Restated Customer Credit Agreement (the “Sirius Credit Agreement”) relating to the construction of the satellites known as FM-5 and FM-6. The FM-5 satellite was successfully launched on June 30, 2009 and Sirius is no longer able to borrow against the FM-5 satellite.

If Sirius were to meet the existing conditions to draw on the Sirius Credit Agreement for FM-6 it would have the ability to finance approximately $21 million against future milestone payments. Drawings for milestone payments on FM-6 would be secured by a first-priority security interest in the FM-6 Satellite. As of July 31, 2009, Sirius is current with all of its required milestone payments to SS/L and no loans were outstanding under the Sirius Credit Agreement.

Absent unforeseen circumstances, over the coming year SS/L believes that with its cash on hand, cash flow from operations and availability under the SS/L Credit Agreement, it has adequate liquidity to operate its business and finance loans contemplated by the Sirius Credit Agreement.

Satellite construction contracts often include provisions for orbital incentives where a portion of the contract value (typically about 10%) is received over the 12 to 15 year life of the satellite. Receipt of these orbital incentives is contingent upon performance of the satellite in accordance with contractual specifications. As of June 30, 2009, SS/L has orbital receivables of approximately $209 million, of which $4 million is in current assets. Approximately $76 million of these receivables are related to satellites launched as of July 31, 2009 and $133 million are related to satellites that are under construction as of July 31, 2009. SS/L expects its orbital receivable asset will increase by more than $60 million through June 30, 2010.

Current economic conditions could affect the ability of customers to make payments, including orbital incentive payments, under satellite construction contracts with SS/L. Though most of SS/L’s customers are substantial corporations for which creditworthiness is generally high, SS/L has certain customers which are either highly leveraged or are in the developmental stage and are not fully funded. Customers that are facing near-term maturities on their existing debt also have elevated credit risk under current market conditions. There can be no assurances that these customers will not delay contract payments to, or seek financial relief from, SS/L. If customers fall behind or are unable to meet their payment obligations, SS/L’s liquidity will be adversely affected. Approximately $104 million is anticipated to be received from these customers over the next 12 months.

As of July 31, 2009, SS/L had past due receivables included in contracts in process in the aggregate amount of approximately $6 million, from ICO, a highly-leveraged customer with an SS/L-built satellite in orbit. ICO has filed for bankruptcy under Chapter 11 of the Bankruptcy Code. In addition, ICO has future payment obligations to SS/L which total in excess of $26 million of which approximately $12 million (including $9 million of orbital incentives) is included in long-term receivables. Based on discussions with ICO, we expect this customer to assume our contract, although there is no assurance ICO will do so. SS/L also had a past due receivable in the aggregate amount of approximately $3 million from Protostar, another highly-leveraged customer with an SS/L-built satellite in orbit, which amount was included in contracts in process. Protostar is also experiencing significant financial difficulties and has filed for bankruptcy protection. To date, Protostar has not assumed this contract, and there can be no assurance that this customer will assume SS/L’s contract in bankruptcy. SS/L’s contracts with both ICO and Protostar, however, require that SS/L provide orbital anomaly and troubleshooting support for the life of the satellites. SS/L’s expertise is also critical in the event that either of these customers desires to move its satellite to a different orbital location. SS/L believes that such technical support is essential to maximize the life and performance of these in-orbit satellites, which are critical to the operations of these customers or the value of their principal assets and no other company can provide this support on a practical basis. Accordingly, SS/L believes these customers (or their successors if they undergo reorganization or purchasers of their satellites) are highly likely to assume such contracts and fulfill their payment obligations to SS/L.

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

SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer can terminate the contract for default. The customer is an established operator for which SS/L has built a sizable portion of its fleet and which requires the satellite for the continued operation of its business. SS/L and the customer are continuing to perform under the contract, and, although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should successfully terminate the contract for default, the customer would be entitled to a full refund of its payments and liquidated damages, which through July 31, 2009 totaled approximately $137 million, plus re-procurement costs and interest and SS/L would own the satellite.

As of July 31, 2009, SS/L has booked five satellite awards for the year in addition to the seven satellites booked last year, resulting in a sizable backlog of $1.8 billion. If SS/L’s satellite awards fall below, on average, four to five awards per year, SS/L will be required to reduce costs and capital expenditures to accommodate this lower level of activity. The timing of any reduced demand for satellites is difficult to predict. It is, therefore, difficult to anticipate when to reduce costs and capital expenditures to match any slowdown in business. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under the SS/L Credit Agreement are sufficient to finance SS/L, even if we receive fewer than four to five awards over the next twelve months. If SS/L were to experience a shortage of orders below the four to five awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs and capital expenditures. There can be no assurances that the SS/L could obtain such financing on favorable terms, if at all.

Telesat

Cash and Available Credit

As of June 30, 2009, Telesat had CAD 81 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its Revolving Facility. Telesat believes that cash and short-term investments as of June 30, 2009, net cash provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Credit Facility (as defined below) will be adequate to meet its expected cash requirement for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures for the next twelve months.

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

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months. Cash required for the construction of the Nimiq 5 and Telstar 14R satellites will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

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

			June 30,	December 31,
	Maturity	Currency	2009	2008
			(In CAD millions)

Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent		—
Canadian term loan facility	October 31, 2012	CAD	190	195
U.S. term loan facility	October 31, 2014	USD	1,972	2,087
U.S. term loan II facility	October 31, 2014	USD	169	179
Senior notes	November 1, 2015	USD	777	819
Senior subordinated notes	November 1, 2017	USD	243	256

		CAD	3,351	3,536
Current portion		CAD	(21)	(23)

Long term portion		CAD	3,330	3,513

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

Interest Expense

An estimate of the interest expense on the Facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Senior Secured Credit Facilities. Telesat’s estimated interest expense for 2009 is approximately CAD 288 million.

Derivatives

Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.

Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At June 30, 2009, Telesat had CAD 22.0 million of outstanding foreign exchange contracts which require the Company to pay Canadian dollars to receive $21.2 million for future capital expenditures. At June 30, 2009, the fair value of these derivative contract liabilities was an unrealized gain of CAD 2.6 million, and at December 31, 2008 there was a CAD 10.8 million unrealized gain. These forward contracts are due between July 1, 2009 and December 1, 2009.

Telesat has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses natural hedges to manage the foreign exchange risk on operating cash flows. At June 30, 2009, the Company had a cross currency basis swap of CAD 1,205.9 million which requires the Company to pay Canadian dollars to receive $1,038.2 million. At June 30, 2009, the fair value of this derivative contract was an unrealized loss of CAD 34.1 million. This non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014. At December 31, 2008 there was an unrealized gain of CAD 8.8 million.

Interest rate risk

Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At June 30, 2009, the fair value of these derivative contract liabilities was an unrealized loss of CAD 61.4 million, and at December 31, 2008 there was an unrealized loss of CAD 82.3 million. This non-cash loss will remain unrealized until the contracts are settled. These contracts are due between January 31, 2010 and November 30, 2011.

Capital Expenditures

Telesat has entered into contracts for the construction of Telstar T14R (targeted for launch in 2011), Nimiq 5 (targeted for launch in 2009), and Telstar 11N (launched in February 2009). These expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

Contractual Obligations

There have not been any significant changes to the contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC other than the repayment of the $55 million outstanding borrowing under the SS/L Credit Agreement at December 31, 2008. As of June 30, 2009, we have recorded liabilities for uncertain income tax positions under FIN 48 in the amount of $114 million. We do not expect to make any significant payments regarding such FIN 48 liabilities during the next 12 months.

Statement of Cash Flows

Net Cash Provided by (Used In) Operating Activities

Cash provided from operations was $67 million for the six months ended June 30, 2009 compared to cash used in operations of $157 million in the same period last year.

The major driver of this change was cash provided from program related assets (contracts-in-process, inventories, long-term receivables and customer advances) of $43 million in the current period compared to cash used by program related assets of $100 million last year. Contracts-in-process provided $2 million this year but consumed $82 million last year. Last year’s high consumption of cash represented advance spending on programs that customers would reimburse us for in the future. Inventories provided $11 million this year compared to consuming $8 million last year, representing a build-up of inventories last year for expected program awards and the subsequent use of the inventories. Long-term receivables used cash of $3 million this year compared to providing cash of $19 million last year as a result of an early payment of orbital incentives by a customer in the first quarter of last year. Customer advances provided $32 million this year compared to using $29 million last year. Last year’s use represented program spending for customer advances previously received compared to receiving additional advances this year.

Other factors that contributed to the change were: Accounts payable, accrued expenses and other current liabilities used cash of $3 million this year compared to using cash of $27 million last year which includes a post Telesat closing final adjustment payment to PSP of $9 million. We received an income tax refund of $15 million in 2009, as compared to having made tax payments of $34 million last year.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $26 million resulting from capital expenditures of $22 million and an additional investment of $4.5 million in XTAR, representing our 56% share of an $8 million capital call.

Net cash used in investing activities for the six months ended June 30, 2008 was comprised of $23 million of capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2009 was $55 million resulting from repayment of borrowings under the SS/L Credit Agreement. There was no cash used in (provided by) financing activities for the six months ended June 30, 2008.

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

As of June 30, 2009, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the June 30, 2009 exchange rates) that were unhedged:

	Foreign Currency	U.S.$
	(In thousands)

Future revenues — Japanese Yen	¥157.5	$1.6
Future expenditures — Japanese Yen	¥3,678.4	$38.5
Customer advances — Japanese Yen	¥1.7	$—
Future expenditures — EUROs	€4.7	$6.6

Derivatives

On July 9, 2008, SS/L was awarded a satellite contract denominated in EUROs and entered into a series of foreign exchange forward contracts with maturities through 2011 to hedge the associated foreign currency exchange risk. These foreign exchange forward contracts have been designated as cash flow hedges of future Euro denominated receivables.

The maturity of foreign currency exchange contracts held as of June 30, 2009 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In millions)

2009	€31.6	$48.1	$44.5
2010	19.2	29.4	27.0
2011	23.5	35.7	33.2

	€74.3	$113.2	$104.7

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.

The aggregate fair value of derivative instruments in net asset positions as of June 30, 2009 was $8.5 million ($5.5 million in other current assets and $3.0 million in other assets). This amount represents the maximum exposure to loss at June 30, 2009 as a result of the counterparties failing to perform as contracted.

Telesat

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 45% of Telesat’s revenues for the six months ended June 30, 2009, certain of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in US dollars. The most significant impact of variations in the exchange rate is on the US dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2009 would have increased or decreased Telesat’s net income for the six months ended June 30, 2009 by approximately $147 million.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.

Interest

As of June 30, 2009, the Company has no long-term debt or any exposure to changes in interest rates with respect thereto.

As of June 30, 2009, the Company held marketable securities consisting of 984,173 shares of Globalstar Inc. common stock with a fair value of approximately $1.0 million. The value of these Globalstar Inc. common shares is subject to market fluctuations in the stock price. During the second quarter of 2008, management determined that there has been an other than temporary impairment in the fair values of Globalstar Inc. stock obtained in the sale of GdB. Accordingly, an impairment charge of $3.5 million was included in our condensed consolidated statement of operations for the three and six month ended June 30, 2008. During the first six months of 2009, the Company did not invest in any other marketable securities. The Company invested its available cash in money market funds during this period.

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

(a) Disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 19, 2009. At the meeting, the following proposals were acted upon:

(1) Three Class III nominees for the Board of Directors were elected to three-year terms, expiring in 2012. The votes were as follows:

			Year Term
Name	For	Withheld	Expires

Dr. Mark H. Rachesky	14,792,336	4,609,539	2012
Mr. Sai Devabhaktuni	15,096,832	4,305,043	2012
Mr. Hal Goldstein	15,098,132	4,303,743	2012

Directors whose term of office continued after the Company’s 2009 Annual Meeting of Stockholders and who were not subject to election at the 2009 Annual Meeting of Shareholders are John D. Harkey, Jr., Arthur L. Simon and John P. Stenbit, whose terms expire in 2010, and Michael B. Targoff, whose term expires in 2011.

(2) Ratification of the amendment and restatement of the Company’s Restated Certificate of Incorporation accepted for filing on December 23, 2008 by the Secretary of State of the State of Delaware pursuant to an order of the Court of Chancery of the State of Delaware, which eliminated previously-designated series of Preferred Stock and authorized a new series of Non-Voting Common Stock. The votes were as follows:

For	16,087,634
Against	19,810
Abstain	1,278

(3) Further amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Voting Common Stock to 50,000,000 shares and the number of authorized shares of Non-Voting Common Stock to 20,000,000 shares and to eliminate the prohibition on the issuance of nonvoting equity securities. The votes were as follows:

Common Stock

For	15,377,255
Against	728,880
Abstain	2,587

Non-Voting Common Stock

All 9,505,673 shares of Non-Voting Common Stock were voted in favor of this proposal.

(4) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. The votes were as follows:

For	19,305,805
Against	94,899
Abstain	1,171

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit 2.1 — Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009 (incorporated by reference form the Company’s Current Report on Form 8-K filed on May 20, 2009).

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1 — Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP. (incorporated by reference form the Company’s Current Report on Form 8-K filed on June 30, 2009).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

Loral Space & Communications Inc.

/s/ Harvey B. Rein
Harvey B. Rein
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: August 10, 2009

EXHIBIT INDEX

Exhibit 2.1	—	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009 (incorporated by reference form the Company’s Current Report on Form 8-K filed on May 20, 2009).
Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	—	Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP. (incorporated by reference form the Company’s Current Report on Form 8-K filed on June 30, 2009).