Form 10-Q
period 2009-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2009-11-09
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Commission file number 1-14180
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
Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 31, 2009, 20,349,269 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE AND COMMUNICATIONS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2009

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements
LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$173,417	$117,548
Contracts-in-process	214,894	213,651
Inventories	92,749	109,755
Other current assets	29,291	54,286

Total current assets	510,351	495,240
Property, plant and equipment, net	202,243	188,270
Long-term receivables	231,827	184,701
Investments in affiliates	251,784	72,642
Intangible assets, net	23,120	31,578
Other assets	19,439	23,436

Total assets	$1,238,764	$995,867

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$99,599	$91,052
Accrued employment costs	45,267	41,819
Customer advances and billings in excess of costs and profits	309,170	184,592
Other current liabilities	17,567	31,911

Total current liabilities	471,603	349,374
Borrowings under revolving credit facility	—	55,000
Pension and other post retirement liabilities	228,411	230,660
Long-term liabilities	159,995	151,176

Total liabilities	860,009	786,210
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 20,313,797 and 20,286,992 shares issued and outstanding	203	203
Non-voting common stock, $.01 par value; 20,000,000 shares authorized, 9,505,673 shares issued and outstanding	95	95
Paid-in capital	1,011,952	1,007,011
Accumulated deficit	(579,031)	(750,922)
Accumulated other comprehensive loss	(54,464)	(46,730)

Total equity	378,755	209,657

Total liabilities and equity	$1,238,764	$995,867

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues	$249,237	$212,519	$733,175	$639,117
Cost of revenues	212,009	194,715	663,425	585,830
Selling, general and administrative expenses	22,379	23,599	68,076	71,496
Gain on recovery from customer bankruptcy	—	—	—	(6,140)

Operating income (loss)	14,849	(5,795)	1,674	(12,069)
Interest and investment income	1,877	1,949	5,455	10,231
Interest expense	(707)	(523)	(754)	(1,179)
Gain on litigation recovery	—	—	—	58,295
Impairment of available for sale securities	—	(998)	—	(4,498)
Other expense	(7)	(66)	(106)	(362)

Income (loss) before income taxes and equity in net income (losses) of affiliates	16,012	(5,433)	6,269	50,418
Income tax (provision) benefit	(659)	561	(7,057)	(12,858)

Income (loss) before equity in net income (losses) of affiliates	15,353	(4,872)	(788)	37,560
Equity in net income (losses) of affiliates	93,071	(39,353)	172,679	(101,052)

Net income (loss) attributable to Loral Space & Communications Inc.	108,424	(44,225)	171,891	(63,492)
Preferred dividends	—	(6,214)	—	(18,301)

Net income (loss) applicable to Loral Space & Communications Inc. common shareholders	$108,424	$(50,439)	$171,891	$(81,793)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$3.64	$(2.50)	$5.78	$(4.06)

Diluted income (loss) per share	$3.61	$(2.50)	$5.75	$(4.06)

Weighted average shares outstanding:
Basic	29,771	20,184	29,742	20,169

Diluted	30,004	20,184	29,870	20,169

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Series A-1		Series B-1								Accumulated
	Convertible		Convertible		Common Stock						Other
	Preferred Stock		Preferred Stock		Voting		Non-Voting				Comprehensive
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Income	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2008	142	$41,873	901	$265,777	20,293	$203			$663,127	$(33,939)	$36,517	$973,558
Net loss attributable to Loral Space & Communications Inc.										(692,916)
Other comprehensive loss											(83,247)
Comprehensive loss												(776,163)
Issuance of Series -1 preferred stock as payment for dividend	3	822	78	23,427								24,249
Restricted shares surrendered to fund withholding taxes					(18)				(338)			(338)
Stock based compensation					12				7,621			7,621
Series-1 preferred dividends	—	618	—	4,179								4,797
Cancellation and conversion of Series-1 preferred stock to non-voting common stock	(145)	(43,313)	(979)	(293,383)			9,506	95	336,601
Preferred stock dividends										(24,067)		(24,067)

Balance, December 31, 2008	—	$—	—	$—	20,287	$203	9,506	$95	$1,007,011	$(750,922)	$(46,730)	$209,657
Net income attributable to Loral Space & Communications Inc.										171,891
Other comprehensive loss											(7,734)
Comprehensive income												164,157
Exercise of stock options					1				35			35
Common stock repurchased					(40)				(889)			(889)
Stock based compensation					66				5,795			5,795

Balance, September 30, 2009	—	$—	—	$—	20,314	$203	9,506	$95	$1,011,952	$(579,031)	$(54,464)	$378,755

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$171,891	$(63,492)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash operating items (Note 3)	(136,111)	159,354
Changes in operating assets and liabilities:
Contracts-in-process	(8,492)	(186,857)
Inventories	17,006	(8,309)
Long-term receivables	(4,136)	19,140
Other current assets and other assets	2,359	(14,665)
Accounts payable	8,137	(979)
Accrued expenses and other current liabilities	(11,284)	(8,025)
Customer advances	85,407	4,595
Income taxes payable	18,266	(45,791)
Pension and other postretirement liabilities	(2,249)	(21,258)
Long-term liabilities	7,322	(4,360)

Net cash provided by (used in) operating activities	148,116	(170,647)

Investing activities:
Capital expenditures	(32,200)	(44,459)
Decrease in restricted cash	10	561
Proceeds from the sale of short-term investments and available-for-sale securities	—	162
Distribution from equity investment	277	—
Investment in affiliates	(4,480)	—
Purchase of short-term investments	—	(500)

Net cash used in investing activities	(36,393)	(44,236)

Financing activities:
Proceeds from the exercise of stock options	35	—
Common stock repurchased to fund withholding taxes	(889)	—
Repayment of borrowings under SS/L revolving credit facility	(55,000)	—

Net cash used in financing activities	(55,854)	—

Net increase (decrease) in cash and cash equivalents	55,869	(214,883)
Cash and cash equivalents — beginning of period	117,548	314,694

Cash and cash equivalents — end of period	$173,417	$99,811

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Principal Business
Loral Space & Communications Inc. (“Loral”), together with its subsidiaries is a leading satellite communications company engaged in satellite manufacturing with investments in satellite-based communications services. Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”).
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
At September 30, 2009, Telesat had 11 in-orbit satellites and one recently launched satellite, Nimiq 5, which was placed into commercial service in October 2009. Telesat has contracted for the sale of all of the capacity on Nimiq 5 for 15 years or such later date as the customer may request. Telesat currently has one additional satellite under construction: Telstar 14R/Estrela do Sul 2, which Telesat anticipates will be operational in the second half of 2011. Telesat provides video distribution and DTH video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.
Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat. We use the equity method of accounting for our investment in Telesat.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.
The December 31, 2008 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

As noted above, we emerged from bankruptcy on November 21, 2005 and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“ASC 852”), we adopted fresh-start accounting as of October 1, 2005 and determined the fair value of our assets and liabilities. Upon emergence, our reorganization equity value was allocated to our assets and liabilities, which were stated at fair value in accordance with the purchase method of accounting for business combinations. In addition, our accumulated deficit was eliminated, and our new equity was recorded in accordance with distributions pursuant to the Plan of Reorganization.
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
Fair Value Measurements
U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. U.S. GAAP also establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are described below:
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
The provisions of ASC Topic 820 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value.

Assets and liabilities measured at Fair Value on Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable securities	$748	$—	$—
Derivatives, net	$—	$3,489	$—
The Company does not have any non-financial assets and non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of September 30, 2009.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge would be recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary. We had no equity-method investments measured at fair value at September 30, 2009.
Subsequent Events
In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the issuance of the condensed consolidated financial statements.
Recent Accounting Pronouncements
The amended provisions of ASC Topic 805, Business Combinations (“ASC 805”) were effective for the Company on January 1, 2009. The revisions extend the applicability of guidance provided by ASC 805 to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. It also requires the acquirer to recognize an adjustment to income tax expense for changes in the valuation allowance for acquired deferred tax assets and liabilities for uncertain tax positions. On January 1, 2009, the balances of our deferred tax valuation allowance and liabilities for uncertain tax positions from October 1, 2005 (our fresh start accounting date) were $185.9 million and $36.6 million, respectively.
Effective January 1, 2009, the Company adopted the amended provisions of ASC Subtopic 350-30, General Intangibles Other than Goodwill. The amendment revised the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this change is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this amendment did not have a material impact on our consolidated financial statements.
Effective January 1, 2009, the Company adopted the amended provisions of ASC 810, Consolidation. The revisions require that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. The revisions call for consistency in the manner of reporting changes in the parent’s ownership interest and require fair value measurement of any non-controlling equity investment retained in a deconsolidation. The adoption of the revised provisions did not have a material impact on our consolidated financial statements.

Effective January 1, 2009 the Company adopted the expanded disclosure provisions of ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and ASC Topic 825, Financial Instruments . The new provisions require increased qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities but did not change the accounting for such instruments. Additionally, in April 2009, the FASB issued guidelines requiring an entity to provide disclosures about fair value of financial instruments in interim financial information. See Note 6 for the required disclosures.
On June 30, 2009, the Company adopted ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires the disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. The adoption of ASC 855 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which has not yet been incorporated into the FASB Accounting Standards Codification. SFAS 167 modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE, effective for the Company on January 1, 2010, is not expected to have a material impact on our consolidated financial statements.
In December 2008, the FASB issued guidance relating to the disclosure requirements of ASC Topic 715, Compensation — Retirement Benefits (“ASC 715”). This guidance expands an employer’s disclosures about plan assets of a defined benefit pension plan or other retirement plan. The Company will provide the required additional disclosures in our annual financial statements for the year ending December 31, 2009.
In November 2008, the FASB amended ASC Topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”). As a result, transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. The amended guidance is effective for transactions occurring after December 31, 2008. The adoption of these provisions did not have a material impact on our consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value that amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures — Overall. The update provides guidance that in the absence of observable market information, the fair value of a liability should be determined using prescribed valuation techniques. The guidance, effective for the Company on October 1, 2009, is not expected to have a material impact on our consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements that amends ASC Subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”) to separate consideration in multiple-deliverable arrangements and significantly expand disclosure requirements. ASU No. 2009-13 establishes a hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amended guidance, effective for the Company on January 1, 2011, is not expected to have a material impact on our consolidated financial statements.

3. Additional Cash Flow Information
The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months
	Ended September 30,
	2009	2008
Non-cash operating items:
Equity in net (income) losses of affiliates	$(172,679)	$101,052
Deferred taxes	(1,254)	22,032
Depreciation and amortization	29,550	26,327
Stock based compensation	6,366	5,925
Warranty expense accruals (reversals)	2,102	(414)
Increase in allowance for billed receivables	2,759	—
Amortization of prior service credits and net actuarial gain	281	(2,487)
Gain on disposition of available-for-sale securities	—	(162)
Unrealized (gain) loss on non-qualified pension plan assets	(717)	851
Non-cash net interest (income) expense	(1,190)	649
(Gain) loss on foreign currency transactions and contracts	(898)	3,973
Amortization of fair value adjustments related to orbital incentives	(431)	(2,953)
Loss on disposition of assets	—	63
Impairment of available for sale securities	—	4,498

Net non-cash operating items	$(136,111)	$159,354

Non-cash investing activities:
Available for sale securities received in connection with the sale of Globalstar do Brazil	$—	$6,000

Capital expenditures incurred not yet paid	$2,116	$1,810

Non-cash financing activities:
Issuance of restricted stock	$1,591	$—

Issuance of Loral Series-1 Preferred Stock as payment for dividend	$—	$18,016

Accrued dividends on Series A-1 and Series B-1 preferred stock	$—	$5,263

Supplemental information:
Interest paid	$1,700	$998

Tax (refunds) payments	$(17,987)	$34,156

At September 30, 2009 and December 31, 2008, the Company had $5.6 million and $5.7 million of restricted cash, respectively, of which $0.6 million and $0.7 million was in other current assets as of September 30, 2009 and December 31, 2008, respectively, and $5.0 million was in other assets.

4. Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows (in thousands):

	Three Months
	Ended September 30,
	2009	2008
Net income (loss)	$108,424	$(44,225)
Amortization of prior service credits and net actuarial gains, net of tax benefit of $335 in 2008	95	(494)
Proportionate share of Telesat Holdco other comprehensive loss	(613)	(1,049)
Unrealized (loss) gain on foreign currency hedges:
Unrealized (loss) gain on foreign currency hedges, net of tax provision of $4,623 in 2008	(2,340)	6,816
Less: reclassification adjustment for gains included in net income	(2,865)	—

Net unrealized (loss) gain	(5,205)	6,816

Unrealized (loss) gain on securities:
Unrealized (loss) gain on available-for-sale securities, net of tax benefit of $413 in 2008	(285)	(609)
Less: reclassification adjustment for losses included in net income, net of tax provision of $412 in 2008	—	585

Net unrealized loss	(285)	(24)

Comprehensive income (loss)	$102,416	$(38,976)

	Nine Months
	Ended September 30,
	2009	2008
Net income (loss)	$171,891	$(63,492)
Amortization of prior service credits and net actuarial gains, net of tax benefit of $1,005 in 2008	281	(1,482)
Cumulative translation adjustment	—	(498)
Proportionate share of Telesat Holdco other comprehensive income (loss)	2,231	(1,416)
Unrealized gain on foreign currency hedges:
Unrealized (loss) gain on foreign currency hedges, net of tax provision of $4,623 in 2008	(626)	6,816
Less: reclassification adjustment for gains included in net income	(10,171)	—

Net unrealized (loss) gain	(10,797)	6,816

Unrealized gain (loss) on securities:
Unrealized gain (loss) on available-for-sale securities, net of tax benefit of $1,879 in 2008	551	(2,768)
Less: reclassification adjustment for losses included in net income, net of tax provision of $1,752	—	2,584

Net unrealized gain (loss)	551	(184)

Comprehensive income (loss)	$164,157	$(60,256)

5. Contracts-in-Process and Inventories
Contracts-in-process and inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Contracts-in-Process:
Amounts billed (net of allowance for doubtful accounts of $3,682 and $923)	$154,481	$122,455
Unbilled receivables	60,413	91,196

	$214,894	$213,651

Inventories:
Inventories-gross	$119,837	$136,955
Allowance for obsolescence	(27,088)	(27,200)

	$92,749	$109,755

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
As of September 30, 2009, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the September 30, 2009 exchange rates) that were unhedged:

	Foreign Currency	U.S.$
	(In thousands)
Future revenues — Japanese Yen	¥106,360	$1,182
Future expenditures — Japanese Yen	¥4,605,723	$51,187
Contracts-in-process, unbilled receivables — Japanese Yen	¥4,383	$49
Future expenditures — EUROs	€3,420	$4,990
Derivatives and Hedging Transactions
All derivative instruments are recorded at fair value as either assets or liabilities in our condensed consolidated balance sheets. Each derivative instrument is generally designated and accounted for under ASC Topic 815, Derivatives and Hedging (“ASC 815”) as either a hedge of a recognized asset or a liability (“fair value hedge”) or a hedge of a forecasted transaction (“cash flow hedge”). Certain of these derivatives are not designated as hedging instruments under ASC 815 and are used as “economic hedges” to manage certain risks in our business.

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
The aggregate fair value of derivative instruments was a net asset position of $3.5 million as of September 30, 2009. This amount represents the maximum exposure to loss at the reporting date as a result of the potential failure of the counterparties to perform as contracted.
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
The maturity of foreign currency exchange contracts held as of September 30, 2009 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)
2009	€21,470	$32,119	$31,329
2010	19,210	29,389	28,031
2011	23,493	35,663	34,322

	€64,173	$97,171	$93,682

Balance Sheet Classification
The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of September 30, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$2,199		$—
Foreign exchange contracts	Other assets	1,338		—

		3,537		—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other assets	111	Other current liabilities	159

Total Derivatives		$3,648		$159

Cash Flow Hedge Gains (Losses) Recognition
The following summarizes the gains (losses) recognized in the condensed consolidated statement of operations and accumulated other comprehensive income for all derivatives for the nine months ended September 30, 2009:

Amount of Gain
	(Loss)	Gain Reclassified from		Loss on Derivative
	Recognized	Accumulated		Ineffectiveness and
	in OCI on	OCI into Income		amounts excluded from
Derivatives in Cash Flow	Derivative	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
	(In thousands)		(In thousands)		(In thousands)
Foreign exchange contracts	$(890)	Revenue	$10,171	Revenue	$(943)
Foreign exchange contracts	$264		—	Interest income	$(70)

	Gain
	Recognized in Income
Cash Flow Derivatives Not Designated as	on Derivative
Hedging Instruments	Location	Amount
		(In thousands)
Foreign exchange contracts	Revenue	$120
We estimate that $5.1 million of net gains from derivative instruments included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
7. Property, Plant and Equipment

	September 30,	December 31,
	2009	2008
	(In thousands)
Land and land improvements	$26,852	$26,913
Buildings	68,703	59,038
Leasehold improvements	11,093	10,870
Equipment, furniture and fixtures	150,307	133,916
Satellite capacity under construction (see Note 17)	22,625	10,478
Other construction in progress	16,100	21,863

	295,680	263,078
Accumulated depreciation and amortization	(93,437)	(74,808)

	$202,243	$188,270

Depreciation and amortization expense for property, plant and equipment was $6.4 million and $6.5 million for the three months ended September 30, 2009 and 2008, respectively and $18.6 million and $17.5 million for the nine months ended September 30, 2009 and 2008, respectively.

8. Investments in Affiliates
Investments in affiliates consists of:

	September 30,	December 31,
	2009	2008
	(In thousands)
Telesat Holdings Inc.	$175,472	$—
XTAR, LLC	74,188	70,547
Other	2,124	2,095

	$251,784	$72,642

Equity in net income (losses) of affiliates consists of:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Telesat Holdings Inc.	$94,948	$(35,318)	$173,240	$(88,661)
XTAR, LLC	(2,154)	(4,035)	(838)	(12,391)
Other	277	—	277	—

	$93,071	$(39,353)	$172,679	$(101,052)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues	$21,336	$20,856	$62,179	$69,290
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(6,804)	(1,050)	(7,047)	(4,864)
Profits relating to affiliate transactions not eliminated	3,817	591	3,969	2,731
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
The contribution of Loral Skynet to Telesat in 2007 was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of fair value adjustments applicable to the Loral Skynet assets and liabilities has been proportionately eliminated in determining our share of the income or losses of Telesat. Our equity in the net income or loss of Telesat also reflects the elimination of our profit, to the extent of our economic interest, on satellites we are constructing for them.
As of December 31, 2008 our investment in Telesat had been reduced to zero as a result of recording our proportionate interest in Telesat’s losses. Equity in losses of affiliates, other than the elimination of our profit on transactions with such affiliates, is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. During the year ended December 31, 2008, the Company recognized $6.9 million of equity in losses of Telesat that due to an asset basis difference should have been recognized during the quarter ended March 31, 2009. The Company does not believe such amount is material to the consolidated financial statements for the year ended December 31, 2008, or the three and nine months ended September 30, 2009.

Equity in net income (losses) of affiliates for the nine months ended September 30, 2009 includes equity in net losses of Telesat which were not recognized during the year ended December 31, 2008 and the three months ended March 31, 2009 as the carrying value of our investment in Telesat had been reduced to zero during 2008.
Telesat
The following table presents summary financial data for Telesat in accordance with U.S. GAAP:
Statement of Operations Data:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues	$170,510	$169,744	$507,907	$508,631
Operating expenses	(52,722)	(61,586)	(155,926)	(195,449)
Depreciation, amortization and stock-based compensation	(54,660)	(55,028)	(160,783)	(170,249)
Gain on disposition of long-lived assets	29,648	—	29,648	—
Operating income	92,775	53,129	220,846	142,932
Interest expense	(58,076)	(58,917)	(166,623)	(174,401)
Other income (expense)	142,863	(52,266)	249,498	(100,790)
Income tax (provision) benefit	(9,584)	4,561	(25,006)	1,233
Net income (loss)	167,978	(53,492)	278,715	(131,025)
Balance Sheet Data:

	September 30,	December 31,
	2009	2008
	(In thousands)
Current assets	$203,399	$179,769
Total assets	4,901,031	4,273,162
Current liabilities	191,479	171,423
Long-term debt, including current portion	2,957,703	2,901,620
Total liabilities	4,013,186	3,760,164
Redeemable preferred stock	132,244	116,044
Shareholders’ equity	755,601	396,954
Other income (expense) included foreign exchange gains (losses) of $238 million and $(120) million for the three months ended September 30, 2009 and 2008, respectively, and $394 million and $(222) million for the nine months ended September 30, 2009 and 2008, respectively, and (losses) gains on financial instruments of $(95) million and $67 million for the three months ended September 30, 2009 and 2008, respectively, and $(142) million and $118 million for the nine months ended September 30, 2009 and 2008, respectively. Operating income for the three and nine months ended September 30, 2009 includes a gain of approximately $30 million related to Telesat’s transfer of its leasehold interests in Telstar 10 and related contracts to APT Satellite Company in July 2009 for a total consideration of approximately $69 million.

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
XTAR-EUR was launched on Arianespace, S.A.’s Ariane ECA launch vehicle in 2005. The price for this launch had two components — the first, consisting of a $15.8 million 10% interest paid-in-kind loan provided by Arianespace, was repaid in full by XTAR on July 6, 2007. The second component of the launch price consisted of a revenue-based fee to be paid to Arianespace over XTAR-EUR’s 15 year in-orbit operations. This fee, also referred to as an incentive fee, equaled 3.5% of XTAR’s annual operating revenues, subject to a maximum threshold. On February 29, 2008, XTAR paid Arianespace $1.5 million representing the incentive fee through December 31, 2007. On January 27, 2009, Arianespace agreed to eliminate the incentive portion of the Launch Services Agreement in exchange for $8.0 million payable in three installments. As of June 30, 2009, XTAR paid all three installments and has no further obligations under the Launch Services Agreement. As a result, XTAR’s net income for the nine months ended September 30, 2009 included a gain of $11.7 million related to the extinguishment of this liability.
To enable XTAR to make these settlement payments to Arianespace, XTAR issued a capital call to its LLC members. In response to the capital call Loral increased its investment in XTAR by approximately $4.5 million in the first quarter of 2009, representing Loral’s 56% share of the $8 million capital call.

The following table presents summary financial data for XTAR:
Statement of Operations Data:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues	$8,382	$4,979	$22,973	$14,427
Operating expenses	(8,681)	(8,604)	(25,826)	(25,856)
Depreciation and amortization	(2,404)	(2,405)	(7,214)	(7,246)
Operating loss	(2,704)	(6,030)	(10,067)	(18,675)
Net loss	(3,832)	(7,206)	(1,458)	(22,168)
Balance Sheet Data:

	September 30,	December 31,
	2009	2008
	(In thousands)
Current assets	$7,664	$9,107
Total assets	106,781	115,437
Current liabilities	42,745	41,314
Total liabilities	64,189	79,386
Members’ equity	42,592	36,051
Other
On December 21, 2007, Loral and certain of its subsidiaries and DASA Globalstar LLC entered into an agreement to sell their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, to Globalstar Inc. Closing of the transaction occurred on March 25, 2008. Pursuant to the sale agreement, Loral received 883,393 shares of common stock of Globalstar Inc. in consideration for the sale of its interest. The shares have been registered under the Securities Act of 1933 and may be sold by Loral without restriction. In addition, Loral agreed to indemnify Globalstar Inc. for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Loral has agreed that proceeds from the sale of the Globalstar Inc. common stock received in the transaction will be kept in a segregated account and may be used only for payment of the indemnified liabilities. Remaining indemnified liabilities of $0.9 million and $1.4 million were included in current liabilities and $6.9 million and $8.8 million were included in long-term liabilities as of September 30, 2009 and December 31, 2008, respectively.
As of September 30, 2009, we owned 984,173 shares of Globalstar Inc. common stock including shares obtained in the sale of GdB, which are accounted for as available-for-sale securities, with a fair value of $0.7 million. During the second quarter of 2008, management determined that there had been an other than temporary impairment in the fair values of Globalstar Inc. stock obtained in the sale of GdB. Accordingly, impairment charges of $1.0 million and $4.5 million were included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2008, respectively. Unrealized (losses) gains, net of taxes, on Globalstar shares included in other comprehensive income were $(0.3) million and nil for the three months ended September 30, 2009 and 2008, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively.

9. Intangible Assets and Amortization of Fair Value Adjustments
Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of:

	Weighted Average
	Remaining	September 30, 2009		December 31, 2008
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)
Internally developed software and technology	2	$59,027	$(43,267)	$59,027	$(35,154)
Trade names	16	9,200	(1,840)	9,200	(1,495)

		$68,227	$(45,107)	$68,227	$(36,649)

Total amortization expense for intangible assets was $2.8 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively and $8.5 million for each of the nine month periods ended September 30, 2009 and 2008. Annual amortization expense for intangible assets for the five years ending December 31, 2013 is estimated to be as follows (in thousands):

2009	$11,276
2010	9,192
2011	2,931
2012	2,315
2013	460
The following summarizes fair value adjustments in connection with our adoption of fresh start accounting related to net unfavorable contracts, recorded in contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities:

	September 30,	December 31,
	2009	2008
	(In thousands)
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	17,059	19,084

	$(19,837)	$(17,812)

Net amortization of these fair value adjustments was a charge to expense of $0.9 million and $2.0 million for the three and nine months ended September 30, 2009, respectively, a charge to expense of $0.6 million for the three months ended September 30, 2008 and a credit to expense of $2.5 million for the nine months ended September 30, 2008.

10. Debt
SS/L Credit Agreement
On October 16, 2008, SS/L entered into a credit agreement with several banks and other financial institutions. The credit agreement provides for a $100.0 million senior secured revolving credit facility. The revolving facility includes a $50.0 million letter of credit sublimit. The credit agreement is for a term of three years, maturing on October 16, 2011.
The following summarizes information related to the SS/L credit agreement (in thousands, except percentages):

	September 30,	December 31,
	2009	2008
Letters of credit outstanding	$7,921	$4,927
Borrowings	—	$55,000
Interest rate on revolver borrowings	—	4.2575%

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest expense (including commitment and letter of credit fees)	$248	$—	$959	$—
Amortization of issuance costs	$219	$—	$657	$—
11. Income Taxes
During 2009 and 2008, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. For periods prior to January 1, 2009 any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the three and nine months ended September 30, 2008, goodwill was reduced by $37.5 million and $38.1 million for the reversal of an excess valuation allowance. With the adoption of the amended provisions of ASC Topic 805, effective January 1, 2009, all reversals of the valuation allowance balance as of October 1, 2005 are recorded as a reduction to the income tax provision.
As of September 30, 2009, we had unrecognized tax benefits relating to uncertain tax positions of $110.3 million. The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense on a quarterly basis. As of September 30, 2009, we have accrued approximately $19.2 million and $23.8 million for the payment of potential tax-related interest and penalties, respectively.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2004. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our state income tax returns filed for 2004 and 2005 and our federal income tax returns filed for 2006, potentially resulting in the recognition of $2.7 million of tax benefits.
The liability for uncertain tax positions is included in long-term liabilities in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2009, we increased our liability for uncertain tax positions from $114.4 million to $117.0 million and from $109.0 million to $117.0 million, respectively. The increase of $2.6 million and $8.0 million for the three and nine months ended September 30, 2009, respectively, primarily related to (i) an increase of $1.0 million and $1.4 million to our current provision for uncertain tax positions for the three and nine months, respectively (which included an increase of $0.4 million to our deferred tax assets resulting in a net increase of $0.6 million and $1.0 million to our income tax provision for the three and nine months, respectively); (ii) an increase of $1.6 million and $7.5 million to our current provision for potential additional interest and penalties for the three and nine months, respectively; partially offset by (iii) a decrease of $0.9 million from the reversal of liabilities for uncertain tax positions due to the expiration of the statute of limitations for the assessment of additional state tax for 2003 and 2004 treated as a current income tax benefit for the nine months ended September 30, 2009.

For the three months ended September 30, 2008, we decreased our liability for uncertain tax positions from $71.3 million to $68.1 million and for the nine months ended September 30, 2008, we increased our liability for uncertain tax positions from $68.0 million to $68.1 million. The net decrease of $3.2 million for the three months and the net increase of $0.1 million for the nine months primarily related to (i) a decrease of $2.9 million from the reversal of liabilities for uncertain tax positions due to the expiration of the statute of limitations for the assessment of additional federal tax for 2004, of which $0.5 million was recorded as a reduction to goodwill, $0.6 million was treated as a current income tax benefit and $1.8 million reduced our deferred tax assets; (ii) a decrease of $6.7 million from the utilization of net operating losses, provided by an increase to our Section 382 limitation, to satisfy the potential liability for various uncertain tax positions, of which $13.7 million was recorded as a reduction to goodwill offset by an increase of $7.0 million to our current provision for uncertain tax positions (which included an increase of $1.8 million to our deferred tax assets resulting in a net increase of $5.2 million to our income tax provision); offset by (iii) an increase to our current provision for uncertain tax positions and potential additional interest and penalties of $6.4 million and $9.7 million for the three and nine months ended September 30, 2008, respectively.
As of September 30, 2009, if our positions are sustained by the taxing authorities, approximately $115.8 million would reduce the Company’s future income tax provisions and $1.2 million would reduce deferred tax assets. Other than as described above, there were no significant changes to our uncertain tax positions during the nine months ended September 30, 2009, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.
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
The Company paid dividends of $6.1 million through the issuance of 121 shares and 20,168 shares of Series A-1 and Series B-1 Preferred Stock, respectively, during the three months ended September 30, 2008 and $18 million through the issuance of 2,677 shares and 57,077 shares of Series A-1 and Series B-1 Preferred Stock, respectively, during the nine months ended September 30, 2008.
Loral incurred issuance costs of $8.9 million in connection with this preferred stock financing. In addition, Loral paid MHR a placement fee of $6.8 million upon closing of the financing.
Stock Plans
As of September 30, 2009, there were 277,453 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if SS/L phantom stock appreciation rights are settled in Loral common stock.
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
Michael B. Targoff, Chief Executive Officer of Loral, was awarded 85,000 RSUs (the “Initial Grant”) on March 5, 2009 (the “Grant Date”). In addition, the Company agreed to issue Mr. Targoff 50,000 RSUs on the first anniversary of the Grant Date and 40,000 RSUs on the second anniversary of the Grant Date (the “Subsequent Grants”). Vesting of the Initial Grant requires the satisfaction of two conditions: a time-based vesting condition and a stock price vesting condition. Vesting of the Subsequent Grants is subject only to the stock-price vesting condition. The time-based vesting condition for the Initial Grant will be satisfied upon Mr. Targoff’s continued employment through March 5, 2010, the first anniversary of the Grant Date. The stock price vesting condition, which applies to both the Initial Grant and the Subsequent Grants, has been satisfied as of September 30, 2009, because the average closing price of the Voting Common Stock over a period of 20 consecutive trading days has been at or above $25 prior to September 30, 2009. Both the Initial Grant and the Subsequent Grants will be settled on March 31, 2013.
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

The SS/L Phantom SARs awarded in June 2009 have the following vesting schedule: 50% vest on March 18, 2010, 25% vest on March 18 of 2011 and 25% vest on March 18, 2012. SS/L Phantom SARs are settled and the SAR value (if any) is paid out on each vesting date. The SS/L Phantom SARs expire on June 30, 2016. SS/L Phantom SARs may be settled in Loral common stock (based on the fair value of Loral common stock on the date of settlement) or cash at the option of the Company. The fair value of the SS/L Phantom SARs is included as a liability in our consolidated balance sheets. This liability will be adjusted each period to reflect the fair value of the underlying SS/L shares. As of September 30, 2009, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $0.6 million.
In October 2009, an additional 242,500 SS/L Phantom SARs, with the same terms as those issued in June 2009, were awarded to employees.
Also, in October 2009, 50,000 SS/L Phantom SARs were awarded to Mr. DeWitt. These SS/L Phantom SARs have the same terms as those issued in June 2009, except that 25% vest on March 18 of each year from 2010 to 2013.
Incremental charges to expense for stock-based compensation related to grants subsequent to December 31, 2008 under the Company’s Amended and Restated 2005 Stock Incentive Plan were $1.1 million and $3.5 million for the three and nine months ended September 30, 2009, respectively.
Total stock-based compensation for the three and nine months ended September 30, 2009 was $1.8 million and $6.4 million, respectively.

13. Pensions and Other Employee Benefit Plans
The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2009 and 2008:

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Service cost	$2,261	$2,039	$264	$335
Interest cost	5,996	5,787	1,050	1,164
Expected return on plan assets	(4,273)	(6,157)	(13)	(20)
Amortization of prior service credits and net actuarial loss or (gain)	226	(707)	(133)	(122)

	$4,210	$962	$1,168	$1,357

	Pension Benefits		Other Benefits
	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Service cost	$6,783	$6,117	$792	$1,005
Interest cost	17,988	17,361	3,150	3,492
Expected return on plan assets	(12,819)	(18,471)	(39)	(60)
Amortization of prior service credits and net actuarial loss or (gain)	678	(2,121)	(399)	(366)

	$12,630	$2,886	$3,504	$4,071

14. Commitments and Contingencies
Financial Matters
SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the nine months ended September 30, 2009, is as follows (in thousands):

Balance of deferred amounts at January 1, 2009	$36,255
Warranty costs incurred including payments	(916)
Accruals relating to pre-existing contracts (including changes in estimates)	3,993

Balance of deferred amounts at September 30, 2009	$39,332

Loral has restructured its corporate functions reducing the number of employees at its headquarters and consolidating some functions at SS/L. In the fourth quarter of 2007 and the second quarter of 2008, Loral charged approximately $7.0 million and $0.3 million, respectively, to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily through 2009. Loral paid restructuring costs of approximately $0.3 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively and $1.3 million and $4.8 million for the nine months ended September 30, 2009 and 2008, respectively and paid cumulative restructuring costs of $7.0 million as of September 30, 2009. The liability recorded in the condensed consolidated balance sheet for the restructuring was $0.3 million at September 30, 2009.

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included in our condensed consolidated balance sheet as of September 30, 2009 were $223 million, net of fair value adjustments of $20 million. Approximately $108 million of these orbital receivables are related to satellites launched as of September 30, 2009 and $135 million are related to satellites under construction as of September 30, 2009. There were no vendor financing receivables in our condensed consolidated balance sheet as of September 30, 2009.
As of September 30, 2009, SS/L had past due receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $6 million. In addition, ICO has future payment obligations to SS/L which total in excess of $26 million, of which approximately $12 million (including $9 million of orbital incentives) is included in long-term receivables. ICO, which filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in May 2009, has agreed to, and the ICO Bankruptcy Court has approved, ICO’s assumption of its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of ICO’s plan of reorganization), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. ICO’s plan of reorganization was confirmed by the ICO Bankruptcy Court in October 2009. The effective date of the plan is subject to, among other things, funding of a new exit financing facility, regulatory approval of the FCC and favorable resolution of any appeals or a finding that such appeals are moot.
SS/L also had a past due receivable in the aggregate amount of approximately $3 million from Protostar Ltd. (“Protostar”), another highly-leveraged customer with an SS/L-built satellite in orbit, which amount was included in contracts in process. Protostar filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in July 2009 and, in October 2009, SS/L filed a proof of claim with respect to its receivable. On October 29, 2009, Protostar conducted an auction for the sale of substantially all of the assets of Protostar I Ltd., including Protostar I, its SS/L-built satellite, and the sale to the winning bidder was approved by the Protostar Bankruptcy Court on November 4, 2009. In consideration of SS/L’s ongoing business relationship with the winning bidder, SS/L withdrew its claim subject to the closing of the sale to the winning bidder and has established an allowance as of September 30, 2009 against the full amount of the Protostar receivable.
On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Sirius Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). Any loans made under the Sirius Credit Agreement are secured by Sirius’ right, title and interest in its rights under the under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Satellite Purchase Agreement”) for the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”), including its rights in and to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc. and any future material subsidiary that may be formed or acquired by Sirius, other than XM Radio and any other subsidiary designated as an “unrestricted subsidiary” under the indenture governing Sirius’s 9 5/8% senior notes due 2013. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Sirius Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Sirius Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. SS/L believes that, as of September 30, 2009, subject to satisfaction of the conditions set forth in the Sirius Credit Agreement, Sirius would be eligible to borrow up to $20 million under the Sirius Credit Agreement upon incurrence of future milestone payments on the FM-6 Satellite. As of September 30, 2009, no loans were outstanding under the Sirius Credit Agreement.
Sirius had previously requested payment from SS/L of $15 million in liquidated damages with respect to the claimed late delivery of the FM-5 Satellite. In October 2009, Sirius agreed that it was not entitled to such payment.
See Note 17 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.

Satellite Matters
Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Thirty of the satellites built by SS/L and launched since 1997 have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L. SS/L has implemented remediation measures that SS/L believes will prevent satellites launched after June 2001 from experiencing similar anomalies. Based upon information currently available relating to the power losses, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.
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
SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer may terminate the contract for default. The customer is an established operator which requires the satellite for the continued operation of its business. SS/L and the customer are continuing to perform their obligations under the contract, and the customer continues to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should successfully terminate the contract for default, the customer would be entitled to a full refund of its payments and liquidated damages, which through September 30, 2009 totaled approximately $104 million, plus re-procurement costs and interest. In the event of a termination for default, SS/L would own the satellite and would attempt to recoup any losses through resale to another customer.
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
In November 2004, Galaxy 27 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. In June 2008, Galaxy 26 (formerly Telstar 6) experienced a similar anomaly which caused the loss of power to one of the satellite’s solar arrays. Three other satellites manufactured by SS/L for other customers have designs similar to Galaxy 27 and Galaxy 26 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in the incurrence of warranty payments by SS/L of up to $3.6 million, of which $0.8 million has been accrued as of September 30, 2009.

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
Legal Proceedings
Delaware Shareholder Litigation
In connection with the In re: Loral Space and Communications Inc. Consolidated Litigation relating to the Company’s sale of $300 million of preferred stock to certain funds affiliated with MHR (the “MHR Funds”) pursuant to the Securities Purchase Agreement dated October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”), the Company filed an appeal with the Delaware Supreme Court with respect to the February 20, 2008 order of the Court of Chancery of the State of Delaware in and for New Castle County (the “Chancery Court”) granting certification of the class of Loral shareholders and the December 22, 2008 order resolving plaintiffs’ attorneys’ applications for attorneys’ fees and expenses that awarded class counsel in the litigation fees and expenses in the amount of $10.6 million (the “Class Counsel Award”) which Loral paid on December 31, 2008. On July 23, 2009, the Delaware Supreme Court affirmed the judgment of the Chancery Court. In addition, in January 2009, Loral paid counsel for the derivative plaintiffs in the litigation a total amount of $8.8 million for fees and expenses incurred in connection with the litigation (the “Derivative Fee Award” and, together with the Class Counsel Award, the “Fee Awards”), which was accrued in other current liabilities on the consolidated balance sheet at December 31, 2008.
Insurance Coverage Litigation
The Company is obligated to indemnify its directors and officers for expenses incurred by them in connection with their defense in the shareholder derivative litigation described above and the related Babus shareholder litigation in New York. The Company has purchased directors and officers liability insurance coverage that provides the Company with coverage of up to $40 million for amounts paid as a result of the Company’s indemnification obligations to its directors and officers and for losses incurred by the Company in certain circumstances, including shareholder derivative actions.
The Company’s insurers have denied coverage of the Fee Awards and, in December 2008, commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking a declaratory judgment declaring that (x) the applicable insurance policies do not provide coverage for the Fee Awards; (y) even if the terms of the policies would otherwise cover the Fee Awards, Loral breached the cooperation clause of the policies thereby relieving the insurers of any liability under the policies; and (z) in the alternative, to the extent that the court finds that Loral is entitled to coverage of the Fee Awards, coverage is available only for a small portion of the Derivative Fee Award. The Company believes that the Fee Awards are covered by and reimbursable under its insurance and, in February 2009, the Company filed its answer and counterclaims in which it asserted its rights to coverage. In April 2009, the insurers filed their reply and defenses to the Company’s counterclaims. In May 2009, the insurers filed a motion for partial summary judgment declaring that there is no coverage for the Fee Awards. In July 2009, the Company filed its opposition to the insurers’ motion and its own cross motion for partial summary judgment declaring that the Fee Awards are covered under the applicable insurance policies. In October 2009, the court heard oral argument on the motions for partial summary judgment, and the court’s decision is pending.

The Company has received requests for indemnification and advancement of expenses from its directors who are not affiliated with MHR under their indemnification agreements with the Company for any losses or costs they may incur as a result of the In re: Loral Space and Communications Inc. Consolidated Litigation and Babus lawsuits. As of September 30, 2009, after giving effect to a $5.0 million deductible, the insurers have advanced approximately $9.8 million in defense costs for the Company’s directors who are not affiliated with MHR, but have denied coverage for approximately $1.1 million of such defense costs (the “Denied Fees and Expenses”). The Company is disputing the insurers’ denial of the Denied Fees and Expenses and is seeking to recover such fees and expenses in the above-referenced insurance coverage litigation.
In addition, the Company has received a request for indemnification from its directors who are affiliated with MHR for defense costs in the amount, as of November 30, 2008, of approximately $18 million (the “MHR-Affiliated Director Indemnity Claim”). The Company has received an opinion from an independent counsel that the MHR-affiliated directors are entitled to indemnification for reasonable expenses incurred by them in defense of the claims asserted against them in their capacity as directors. The Company has referred the request for indemnification to Mr. John Stenbit, who has been appointed by the Board of Directors to act as an independent special committee of the Board with respect to determination of the amount of defense costs properly allocable to the MHR-affiliated directors in their capacity as Loral directors and for which they are entitled to indemnification. Since the special committee has not yet made any determinations with respect to its assignment, the Company cannot estimate how much, if any, of the $18 million claimed by the directors affiliated with MHR will be subject to indemnification. In addition, the insurers have taken the position that it appears that no coverage is available for the MHR-Affiliated Director Indemnity Claim and have reserved their rights with respect thereto. The Company does not agree with the insurers’ position and is seeking to recover from the insurers in the above-referenced insurance coverage litigation any fees and expenses that may properly be payable to the MHR-affiliated directors.
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
Disputed Claims. In connection with our Plan of Reorganization, certain claims were filed against Old Loral and certain of its subsidiaries, the validity or amount of which we disputed. To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom Corporation or in Loral common stock for all other claims. As of September 30, 2009, except with respect to the D&O Claims discussed below, we have resolved all disputed claims and all 20 million shares of Loral common stock distributable under the Plan of Reorganization have been distributed. Pursuant to a stipulation agreement and order of the Bankruptcy Court entered in August 2009, a disputed claim for $3.0 million of the proceeds of our $58 million judgment against Rainbow DBS Holdings, Inc. was allowed and 36,697 shares of Loral common stock were distributed to the claimant in full and final satisfaction of its claim. The effect of the issuance of the common stock attributable to this claim was recorded in connection with our fresh-start accounting as of October 1, 2005.

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
Old Loral Class Action Securities Litigations
Beleson. In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz, the former Chief Executive Officer of Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. The defendant filed a motion for summary judgment in July 2008 and plaintiffs filed a cross-motion for partial summary judgment in September 2008. On February 24, 2009, the court granted defendant’s motion and denied plaintiffs’ cross motion. On or about March 24, 2009, plaintiffs filed a notice of appeal with respect to the court’s decision, and the appeal is pending. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims.”
Christ. In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend, the former Chief Financial Officer of Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. On September 30, 2008, the parties entered into an agreement to settle the case, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. By order dated February 26, 2009, the court finally approved the settlement as fair, reasonable and adequate and in the best interests of the class. Certain class members objected to the settlement and filed a notice of appeal, and other class members, who together had class period purchases valued at approximately $550,000, elected to opt out of the class action settlement and commenced individual lawsuits against the defendants. On August 4, 2009, the objecting and opt-out class members entered into an agreement with the defendants to settle their claims, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. In addition, on or about March 24, 2009, at the time that they filed a notice of appeal with respect to the Beleson decision (discussed above), the plaintiffs in the Beleson case also filed a notice of appeal with respect to the court’s decision approving the Christ settlement, arguing that the Christ settlement impairs the rights of the Beleson class. This appeal is pending, and a briefing schedule has not yet been set by the court. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that, should the settlement not be consummated or should any objectors who opted out of the settlement prevail in lawsuits they may bring, to the extent that any award is ultimately granted to the plaintiffs or objectors in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims.”

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
15. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of weighted average common shares outstanding for diluted earnings (loss) per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Common and potential common shares:
Weighted average common shares outstanding	29,771	20,184	29,742	20,169
Unvested restricted stock units	145	—	96	—
Unvested restricted stock	2	—	4	—
Unvested SARS	86	—	28	—

Common and potential common shares	30,004	20,184	29,870	20,169

For the three and nine months ended September 30, 2009, the effect of stock options outstanding, which would be calculated using the treasury stock method and certain non-vested restricted stock and non-vested RSUs were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive. For the three and nine months ended September 30, 2008, all stock options outstanding, non-vested restricted stock and non-vested RSUs were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive. The following summarizes stock options outstanding, non-vested restricted stock and non-vested restricted stock units excluded from the calculation of diluted income (loss) per share:

	September 30,
	2009	2008
Stock options outstanding	2,157,952	2,034,202

Shares of non-vested restricted stock	40,577	107,731

Non-vested restricted stock units	23,250	—

16. Segments
Loral has two operating segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the three and nine months ended September 30, 2009 and 2008. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting. Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate.
We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation, amortization and stock-based compensation (including stock-based compensation from SS/L Phantom SARs expected to be settled in Loral common stock) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before gain on litigation recovery, impairment of available for sale securities, Satellite Services gain on disposition of long-lived assets, other expense and equity in net income (losses) of affiliates.
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation, amortization and stock based compensation, interest and investment income, interest expense, gain on litigation recovery, impairment of available for sale securities, Satellite Services gain on disposition of long-lived assets, other expense and equity in net losses of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other expense, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Loral. Summarized financial information concerning the reportable segments is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues
Satellite manufacturing:
External revenues	$227,908	$191,663	$671,016	$569,827
Intersegment revenues(1)	25,611	24,637	74,809	76,504

Satellite manufacturing revenues	253,519	216,300	745,825	646,331
Satellite services revenues(2)	170,510	169,744	507,907	508,631

Operating segment revenues before eliminations	424,029	386,044	1,253,732	1,154,962
Intercompany eliminations(3)	(4,282)	(3,781)	(12,650)	(7,214)
Affiliate eliminations(2)	(170,510)	(169,744)	(507,907)	(508,631)

Total revenues as reported	$249,237	$212,519	$733,175	$639,117

Segment Adjusted EBITDA
Satellite manufacturing	$31,620	$9,618	$54,166	$24,483
Satellite services(2)	117,788	108,158	351,981	319,322
Corporate(4)	(4,440)	(3,424)	(15,192)	(9,664)

Adjusted EBITDA before eliminations	144,968	114,352	390,955	334,141
Intercompany eliminations(3)	(291)	(267)	(1,383)	(776)
Affiliate eliminations(2)	(117,788)	(108,158)	(351,981)	(313,182)

Adjusted EBITDA	$26,889	$5,927	$37,591	$20,183

Depreciation, Amortization and Stock-Based Compensation
Satellite manufacturing	$(10,950)	$(10,601)	$(33,082)	$(27,983)
Satellite services(2)	(54,661)	(55,028)	(160,783)	(170,249)
Corporate	(1,090)	(1,121)	(2,835)	(4,269)

Segment depreciation before affiliate eliminations	(66,701)	(66,750)	(196,700)	(202,501)
Affiliate eliminations(2)	54,661	55,028	160,783	170,249

Depreciation, amortization and stock-based compensation as reported	$(12,040)	$(11,722)	$(35,917)	$(32,252)

Operating income (loss) as reported	$14,849	$(5,795)	$1,674	$(12,069)

	September 30,	December 31,
	2009	2008
	(In thousands)
Total Assets
Satellite manufacturing	$878,839	$799,476
Satellite services (includes goodwill of $2.3 billion and $2.5 billion)(2)	4,901,031	4,273,162
Corporate	359,925	196,391

Total Assets before affiliate eliminations	6,139,795	5,269,029
Affiliate eliminations(2)	(4,901,031)	(4,273,162)

Total assets as reported(5)	$1,238,764	$995,867

(1)
Intersegment revenues for satellite manufacturing includes affiliate revenue of $21.3 million and $20.9 million for the three months ended September 30, 2009 and 2008, respectively and $62.2 million and $69.3 million for the nine months ended September 30, 2009 and 2008, respectively.

(2)
Satellite services represents Telesat. Satellite services Adjusted EBITDA also includes approximately $6 million for the nine months ended September 30 2008, related to the distribution from a bankruptcy claim against a former customer of Loral Skynet. Affiliate eliminations represent the elimination of amounts attributable to Telesat whose results are reported under the equity method of accounting in our condensed consolidated statements of operations (see Note 8).

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

As of September 30, 2009, SS/L had a contract with Telesat for the construction of the Telestar 14R satellite. Information related to satellite construction contracts with Telesat is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues from Telesat satellite construction contracts	$21,323	$20,856	$62,142	$69,260
Milestone payments received from Telesat	36,227	11,140	67,845	62,401
Amounts receivable by SS/L from Telesat as of September 30, 2009 and December 31, 2008, were $6.2 million and $3.2 million, respectively, related to satellite construction contracts.
On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat can issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses included income related to the Consulting Agreement of $1.25 million for each of the three month periods ended September 30, 2009 and 2008 and $3.75 million for each of the nine month periods ended September 30, 2009 and 2008. We also had a long-term receivable related to the Consulting Agreement from Telesat of $10.1 million and $6.0 million as of September 30, 2009 and December 31, 2008, respectively.
In connection with the Telesat transaction, Loral has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of September 30, 2009 and December 31, 2008 we had recognized liabilities of approximately $6.1 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $6.6 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.
In connection with an agreement entered into between SS/L and ViaSat, Inc. (“ViaSat”) for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1, on January 11, 2008, we entered into certain agreements, described below, pursuant to which we are investing in the Canadian coverage portion of the ViaSat-1 satellite and granted to Telesat an option to acquire our rights to the Canadian payload. Michael B. Targoff and another Loral director serve as members of the ViaSat Board of Directors.
A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. The aggregate cost to us for the foregoing is estimated to be approximately $60 million. SS/L commenced construction of the ViaSat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $24.3 million and $21.4 million for the three months ended September 30, 2009 and 2008, respectively and $71.7 million and $40.9 million for the nine months ended September 30, 2009 and 2008, respectively. Loral’s share of costs for the ViaSat-1 satellite was $22.6 million as of September 30, 2009 which is reflected as satellite capacity under construction in property, plant and equipment.

An Option Agreement between us and Telesat gave Telesat the option to cause us to assign to Telesat our rights and obligations with respect to the Loral Payload and all of our rights and obligations under the Beam Sharing Agreement upon certain payments by Telesat to us. Telesat’s option under the Option Agreement expired unexercised on October 31, 2009 (the “Expiration Date”). In consideration for the grant of the option, Telesat (i) agreed in a Cooperation Agreement with us and ViaSat (the “Cooperation Agreement”) to relinquish certain rights Telesat has to the 115 degree W.L. orbital position (the “Orbital Slot”) so as to make those rights available to ViaSat pursuant to a license (the “ViaSat License”) to be granted by Mansat Limited (“Mansat”) to ViaSat and (ii) agreed to provide tracking, telemetry and control services to ViaSat for the ViaSat-1 Satellite and to pay us all of the recurring fees Telesat receives for providing such services. We have agreed to reimburse ViaSat for fees due to Mansat as well as certain other regulatory fees due under the ViaSat License for the life of the ViaSat-1 Satellite. Because Telesat did not exercise its option on or prior to the Expiration Date, Telesat is obligated, at our request, to transfer to us Telesat’s remaining rights from Mansat with respect to the Orbital Slot and assign to us Telesat’s related rights and obligations under the Cooperation Agreement.
Costs of satellite manufacturing for sales to related parties were $33.4 million and $39.1 million for the three months ended September 30, 2009 and 2008, respectively and $115.0 million and $98.2 million for the nine months ended September 30, 2009 and 2008, respectively.
In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of September 30, 2009 and December 31, 2008, our consolidated balance sheet included a liability of $8.7 million and $9.8 million, respectively, for the future use of these transponders. For the nine months ended September 30, 2009 we made payments of $1.8 million to Telesat pursuant to the agreement.
XTAR
As described in Note 8 we own 56% of XTAR, a joint venture between us and Hisdesat and account for our investment in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of September 30, 2009 and December 31, 2008 were $0.9 million and $1.3 million, respectively. During the quarter ended March 31, 2008, Loral and XTAR agreed to defer receivable amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. Our selling, general and administrative expenses included offsetting income to the extent of cash received under this agreement of $0.4 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively and $1.2 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively.

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
Also pursuant to the Delaware Chancery Court Order, on December 23, 2008, Loral and the MHR Funds entered into a registration rights agreement which provides for registration rights for the shares of Non-Voting Common Stock, in addition and substantially similar to, the registration rights provided for the shares of Voting Common Stock held by the MHR Funds. In addition, in June 2009, Loral filed a shelf registration statement covering shares of Voting Common Stock and Non-Voting Common Stock held by the MHR Funds, which registration statement was declared effective in July 2009. Various funds affiliated with MHR held, as of September 30, 2009 and December 31, 2008, approximately 40.0% and 39.3%, respectively, of the outstanding Voting Common stock and as of September 30, 2009 and December 31, 2008 had a combined ownership of Voting and Non-Voting Common Stock of Loral of 59.1% and 58.7%, respectively. Information on dividends paid to the funds affiliated with MHR, with respect to their holdings of the Loral Series-1 Preferred Stock is as follows (in millions, except share amounts):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2008	2008
Dividends paid in the form of additional shares:
Number of shares	20,289	59,754
Amount	$6.1	$18.0
Pursuant to a contract with Protostar valued at $26 million, SS/L has modified a satellite that Protostar acquired from China Telecommunications Broadcast Satellite Corporation, China National Postal and Telecommunication Broadcast Satellite Corporation and China National Postal and Telecommunications Appliances Corporation under an agreement reached in 2006. This satellite, renamed Protostar I, was launched on July 8, 2008. For the three and nine months ended September 30, 2008 we recorded sales to Protostar of $4.9 million and $14.4 million, respectively. During July 2009, Protostar filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, and SS/L recorded a charge of approximately $3 million during the three months ended September 30, 2009, to increase its allowance for billed receivables from Protostar (see Note 14).
Funds affiliated with MHR are participants in Protostar’s $200 million credit facility, dated March 19, 2008, with an aggregate participation of $6.0 million. The MHR funds also own preferred stock convertible currently into approximately 18.6% of the common stock of Protostar assuming the conversion of all issued and outstanding shares of preferred stock, including the shares owned by the MHR funds. These MHR funds also hold Protostar warrants exercisable upon the occurrence of certain events. Upon conversion of such preferred stock and warrants, such funds would own 7.8% of the common stock of Protostar on a fully-diluted basis assuming the exercise or conversion, as the case may be, of all currently outstanding shares of preferred stock, convertible notes, options and warrants, including the shares of preferred stock and warrants owned by such funds. MHR has the right (which has not yet been exercised) to nominate one of nine directors to Protostar’s board of directors. The information set forth in this paragraph is as of December 31, 2008 and the share percentages have been calculated based on information provided by Protostar. The recovery, if any, that the funds affiliated with MHR may realize on their Protostar debt and equity holdings is subject to the Protostar bankruptcy process.
As of September 30, 2009, funds affiliated with MHR hold $83.7 million in principal amount of Telesat 11% Senior Notes and $29.75 million in principal amount of Telesat 12.5% Senior Subordinated Notes.
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
INDEX

Topic	Location
Overview	Page 38

Future Outlook	Page 39

Consolidated Operating Results	Page 41

Liquidity and Capital Resources:

Loral	Page 51

Space Systems/Loral	Page 52

Telesat	Page 54

Contractual Obligations	Page 56

Statement of Cash Flows	Page 56

Affiliate Matters	Page 57

Commitments and Contingencies	Page 57

Other Matters	Page 57
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
At September 30, 2009, Telesat provided satellite services to customers from its fleet of 11 in-orbit satellites. A 12th satellite, Nimiq 5, was launched on September 17, 2009 and placed into commercial service on October 10, 2009. These 12 satellites had, as of September 30, 2009, an average of approximately 59.5% service life remaining, with an average service life remaining of approximately 8.6 years. These figures are calculated using, for each satellite, the lesser of its manufacturers’ design service life or its expected end-of-service life. Telesat has contracted for the sale of all of the capacity on Nimiq 5 for 15 years or such later date as its customer may request. Telesat currently has one satellite under construction: Telstar 14R/Estrela do Sul 2, which it anticipates will be operational in the second half of 2011. Nimiq 3, a leased satellite, was removed from commercial service on June 1, 2009. In July 2009, Telesat terminated its leasehold interest in Telstar 10. Telesat anticipates that it will begin construction on a new satellite for its customer, Bell TV, in the first half of 2010.
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

As of September 30, 2009, SS/L had booked five satellite awards for the year in addition to the seven satellites booked last year. While we expect the replacement market to be reliable over the next year, given the current condition of the credit markets, potential customers who are highly leveraged or in the development stage may not be able to obtain the financing necessary to purchase satellites. If SS/L’s satellite awards fall below, on average, four to five awards per year, we expect that we will reduce costs and capital expenditures to accommodate this lower level of business. The timing of any reduced demand for satellites is difficult to predict. It is therefore also difficult to anticipate when to reduce costs and capital expenditures to match any slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures would adversely affect our results of operations and liquidity. In addition, in order to maintain its ability to compete as one of the leading prime contractors for technologically advanced space satellites, SS/L must continuously retain the services of a core group of specialists in a wide variety of disciplines for each phase of the design, development, manufacture and testing of its products, thus reducing SS/L’s flexibility to take action to reduce workforce costs in the event of a slowdown or downturn in its business.
Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $4.4 billion of backlog as of September 30, 2009.
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
On July 16, 2009 Telesat announced its decision to procure a replacement for Telstar 14/Estrela do Sul at its current 63 degrees West orbital location. The new high powered Ku-band satellite will be known as Telstar 14R in most service regions and Estrela do Sul 2 in Brazil, and will have 58 transponder equivalents (36 MHz). Telesat anticipates the new satellite will be operational in the second half of 2011 — in time to assure continuity of service for customers of Telstar 14/Estrela do Sul.
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
On July 9, 2009 Telesat completed the transfer of its leasehold interests in Telstar 10 and related contracts to APT Satellite Company for a total consideration of approximately $69 million. As announced on June 1, 2009, Telstar 10 accounted for approximately 5% of Telesat’s revenue and less than 1% of its contracted backlog. Telesat is presently not considering the sale of any of its remaining satellites.
Telesat believes it has a strong combination of backlog on existing satellites (including Nimiq 4 which started service in the fourth quarter of 2008 and Nimiq 5 which started service in October 2009) and additional capacity (on Telstar 11N which started service on March 31, 2009, on Telstar 14R which recently commenced construction and on the new satellite for Bell TV) which provide a solid foundation upon which it will seek to grow its revenues and cash flows.
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
For the remainder of 2009, Telesat is focused on the execution of its business plan to serve its customers and the markets in which it participates, the sale of capacity on its existing satellites, the continuing efforts to achieve operating efficiencies, and on the completion and launch of its in-construction satellite (Telstar 14R) and its planned satellite for Bell TV.
We regularly explore and evaluate possible strategic transactions and alliances. We also periodically engage in discussions with satellite service providers, satellite manufacturers and others regarding such matters, which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, we may require additional funds. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain any necessary financing for the potential transactions on acceptable terms, if at all. In connection with the Telesat transaction, Loral has agreed that, subject to certain exceptions described in Telesat’s shareholders agreement, for so long as Loral has an interest in Telesat, it will not compete in the business of leasing, selling or otherwise furnishing fixed satellite service, broadcast satellite service or audio and video broadcast direct to home service using transponder capacity in the C-band, Ku-band and Ka-band (including in each case extended band) frequencies and the business of providing end-to-end data solutions on networks comprised of earth terminals, space segment, and, where appropriate, networking hubs.
Consolidated Operating Results
See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 2 to the financial statements.
Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2009.
Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA reflects the results of our operating business segments for the three and nine months ended September 30, 2009 and 2008. The balance of the discussion relates to our consolidated results, unless otherwise noted.
The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating (loss) income before depreciation, amortization and stock-based compensation (including stock-based compensation from SS/L phantom stock appreciation rights expected to be settled in Loral common stock) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before gain on litigation recovery, impairment of available for sale securities, Satellite Services gain on disposition of long-lived assets, other expense and equity in net income (losses) of affiliates.
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gain on litigation recovery, impairment of available for sale securities, Satellite Services gain on disposition of long-lived assets, other expense and equity in net income (losses) of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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

Loral has two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting.
The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements:
Revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Satellite Manufacturing	$253.5	$216.3	$745.8	$646.3
Satellite Services	170.5	169.7	507.9	508.6

Segment revenues	424.0	386.0	1,253.7	1,154.9
Eliminations(1)	(4.3)	(3.8)	(12.6)	(7.2)
Affiliate eliminations(2)	(170.5)	(169.7)	(507.9)	(508.6)

Revenues as reported(3)	$249.2	$212.5	$733.2	$639.1

Satellite Manufacturing segment revenues increased by $37 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as a result of increased revenues from new orders received subsequent to September 30, 2008, partially offset by reduced revenue from programs completed or nearing completion. Satellite Services segment revenues increased $1 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due primarily to revenues generated by the Nimiq 4 and Telstar 11N satellites, which entered service subsequent to September 30, 2008, substantially offset by lower revenues from the impact of U.S. dollar/Canadian dollar exchange rate changes on Canadian dollar denominated revenues, the cancellation of Telesat’s lease on Telstar 10 in July 2009, the removal from service of Nimiq 4i and Nimiq 3 in the first half of 2009 and the scheduled turndown of certain transponders on Nimiq 2. Satellite Services segment revenues would have increased by approximately $5 million for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008 if the U.S. dollar / Canadian dollar exchange rate had been unchanged between the two periods.
Satellite Manufacturing segment revenues increased by $100 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily as a result of increased revenues from new orders received subsequent to September 30, 2008, partially offset by reduced revenues from programs completed or nearing completion. Satellite Services segment revenues decreased by $1 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to the impact of U.S. dollar/Canadian dollar exchange rate changes on Canadian dollar denominated revenues, the cancellation of Telesat’s lease on Telstar 10 in July 2009, the removal from service of Nimiq 4i and Nimiq 3 in the first half of 2009 and the scheduled turndown of certain transponders on Nimiq 2, substantially offset by revenues generated by the Nimiq 4 and Telstar 11N satellites, which entered service subsequent to September 30, 2008. Satellite Services segment revenues would have increased by approximately $40 million for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 if the U.S. dollar / Canadian dollar exchange rate had been unchanged between the two periods.
Adjusted EBITDA:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Satellite Manufacturing	$31.6	$9.6	$54.2	$24.5
Satellite Services	117.8	108.2	352.0	319.4
Corporate expenses(4)	(4.4)	(3.4)	(15.2)	(9.7)

Segment Adjusted EBITDA before eliminations	145.0	114.4	391.0	334.2
Eliminations(1)	(0.3)	(0.3)	(1.4)	(0.8)
Affiliate eliminations(2)	(117.8)	(108.2)	(352.0)	(313.2)

Adjusted EBITDA	$26.9	$5.9	$37.6	$20.2

Satellite Manufacturing segment Adjusted EBITDA increased $22 million for the three months ended September 30, 2009 compared with the three months ended September 30, 2008 primarily due to an improvement in margins of $22 million resulting primarily from scope increases and improved performance on certain satellite construction contracts, a decrease of $4 million in losses on foreign exchange forward contracts and a reduction in research and development expense of $4 million as a result of completion of a significant project that was being performed in 2008, partially offset by a $3 million increase in the allowance for billed receivables, a $4 million reduction in accruals for orbital support costs in 2008 and a $3 million increase in pension costs. Satellite Services segment Adjusted EBITDA increased by $10 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily due to the revenue increase described above, expense reductions in 2009 and the impact of U.S. dollar/Canadian dollar exchange rate changes on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA would have increased by approximately $15 million for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008 if the U.S. dollar / Canadian dollar exchange rate had been unchanged between the two periods. Corporate expenses increased by $1 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily due to an increase in charges for deferred compensation resulting from an increase in the fair value of our common stock.
Satellite Manufacturing segment Adjusted EBITDA increased $30 million for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 primarily due to an improvement in margins of $34 million resulting primarily from scope increases and improved performance on certain satellite construction contracts and higher sales volume, a reduction in research and development expense of $8 million as a result of completion of a significant project that was being performed in 2008 and a decrease of $4 million in losses on foreign exchange forward contracts, partially offset by a $9 million increase in pension costs, a $4 million reduction in accruals for orbital support costs in 2008 and a $3 million increase in the allowance for billed receivables. Satellite Services segment Adjusted EBITDA increased by $33 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to expense reductions in 2009, and the impact of U.S. dollar/Canadian dollar exchange rate changes on Canadian dollar denominated expenses, partially offset by a $6 million gain on recovery from a customer bankruptcy recorded in 2008 and the revenue decrease described above. Satellite Services segment Adjusted EBITDA would have increased by approximately $60 million for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 if the U.S. dollar / Canadian dollar exchange rate had been unchanged between the two periods. Corporate expenses increased by $6 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to a $6 million increase in charges for deferred compensation resulting from an increase in the fair value of our common stock, partially offset by a $1 million decrease in legal costs.
Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Adjusted EBITDA	$26.9	$5.9	$37.6	$20.2
Depreciation, amortization and stock-based compensation	(12.1)	(11.7)	(35.9)	(32.3)

Operating (loss) income	14.8	(5.8)	1.7	(12.1)
Interest and investment income	1.9	1.9	5.5	10.2
Interest expense	(0.7)	(0.5)	(0.7)	(1.2)
Gain on litigation recovery	—	—	—	58.3
Impairment of available for sale securities	—	(1.0)	—	(4.5)
Other expense	—	(0.1)	(0.1)	(0.3)
Income tax (provision) benefit	(0.7)	0.6	(7.1)	(12.9)
Equity in net income (losses) of affiliates	93.1	(39.3)	172.6	(101.0)

Net income (loss)	$108.4	$(44.2)	$171.9	$(63.5)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for Loral.

(2)
Represents the elimination of amounts attributed to Telesat whose results are reported under the equity method of accounting in our consolidated statements of operations (see Note 8 to the financial statements).

(3)
Includes revenues from affiliates of $21.3 million and $20.9 million for the three months ended September 30, 2009 and 2008, respectively and $62.2 million and $69.3 million for the nine months ended September 30, 2009 and 2008, respectively.

(4)	Represents corporate expenses incurred in support of our operations.

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008
The following compares our consolidated results for the three months ended September 30, 2009 and 2008 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Three Months
	Ended September 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$253.5	$216.3	17%
Eliminations	(4.3)	(3.8)	13%

Revenues from Satellite Manufacturing as reported	$249.2	$212.5	17%

Revenues from Satellite Manufacturing before eliminations increased by $37 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as a result of $79 million of revenues from $1.2 billion of new orders received subsequent to September 30, 2008, offset by $42 million of reduced revenues from programs completed or nearing completion which were awarded in earlier periods. Eliminations for the three months ended September 30, 2009 and 2008 consist of revenues applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (See Note 17 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased $37 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
Cost of Satellite Manufacturing

	Three Months
	Ended September 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)
Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$201.0	$184.1	9%
Depreciation, amortization and stock-based compensation	11.0	10.6	4%

Total cost of Satellite Manufacturing as reported	$212.0	$194.7	9%

Cost of Satellite Manufacturing as a% of Satellite Manufacturing revenues as reported	85%	92%
Cost of Satellite Manufacturing as reported increased $17 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Cost of Satellite Manufacturing before specific identified charges shown above increased $17 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily due to a $28 million cost increase from higher sales volume, a $4 million reduction in accruals for orbital support costs in 2008 and a $3 million increase in pension costs, partially offset by an improvement in margins of $17 million resulting primarily from scope increases and improved performance on certain satellite construction contracts. Depreciation, amortization and stock-based compensation remained constant for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Selling, General and Administrative Expenses

	Three Months
	Ended September 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)
Selling, general and administrative expenses	$22.4	$23.6	(5)%

% of revenues as reported	9%	11%
Selling, general and administrative expenses decreased by $1 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due primarily to a $4 million reduction in research and development expenses and a $2 million reduction in new business acquisition costs, partially offset by a $3 million increase in the allowance for billed receivables and other increases in selling, general and administrative expenses.
Interest and Investment Income

	Three Months
	Ended September 30,
	2009	2008
	(In millions)
Interest and investment income	$1.9	$1.9

Interest and investment income was unchanged for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
Interest Expense

	Three Months
	Ended September 30,
	2009	2008
	(In millions)
Interest expense	$0.7	$0.5

Interest expense for the three months ended September 30, 2009 is associated with the SS/L credit facility that commenced in October 2008. Interest expense for the three months ended September 30, 2008 related to interest on vendor financing which is no longer outstanding in 2009.
Impairment of Available for Sale Securities
During the three months ended September 30, 2008, we recorded an impairment charge of $1 million to reflect an other-than-temporary decline in the value of our investment in Globalstar Inc. common stock.
Other Expense
Other expense includes gains and losses on foreign currency transactions.
Income Tax Provision
During 2009 and 2008, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. For periods prior to January 1, 2009 any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the three months ended September 30, 2008 our valuation allowance balance as of October 1, 2005 was reduced by $37.5 million which was recorded as a reduction to goodwill. With the adoption of the amended provisions of ASC Topic 805, Business Combinations (“ASC 805”) effective January 1, 2009, all reversals of the valuation allowance balance as of October 1, 2005 are recorded as a reduction to the income tax provision.

For the three months ended September 30, 2009 we recorded an income tax provision of $0.7 million on pre-tax book income of $16.0 million as compared to an income tax benefit of $0.6 million on a pre-tax loss of $5.4 million for the three months ended September 30, 2008. Both periods included a benefit for the utilization of federal tax losses based upon the application of our effective tax rate for the full year against the current period results.
Equity in Net Income (Losses) of Affiliates
Equity in net income (losses) of affiliates consists of:

	Three Months
	Ended September 30,
	2009	2008
	(In millions)
Telesat	$95.0	$(35.4)
XTAR	(2.2)	(4.0)
Other	0.3	—

	$93.1	$(39.4)

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
Summary financial information for Telesat in accordance with U.S. GAAP is as follows (in millions):

	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	$187.0	$176.8	$170.5	$169.7
Operating expenses	(57.9)	(64.3)	(52.7)	(61.5)
Depreciation, amortization and stock-based compensation	(60.0)	(57.4)	(54.7)	(55.1)
Gain on disposition of long-lived assets	34.7	—	29.6	—
Operating income	103.8	55.1	92.8	53.1
Interest expense	(63.9)	(61.3)	(58.1)	(58.9)
Other income (expense)	163.1	(53.8)	142.9	(52.3)
Income tax (provision) benefit	(10.6)	4.6	(9.6)	4.6
Net income	192.3	(55.4)	168.0	(53.5)
Average exchange rate for translating Canadian dollars to U.S. dollars			1.098	1.041
Other income (expense) includes foreign exchange gains of $238 million and losses of $120 million for the three months ended September 30, 2009 and 2008, respectively and (losses) gains on financial instruments of $(95) million and $67 million for the three months ended September 30, 2009 and 2008, respectively. Operating income for the three months ended September 30, 2009 includes a gain of approximately $30 million related to Telesat’s transfer of its leasehold interests in Telstar 10 and related contracts to APT Satellite Company in July 2009 for a total consideration of approximately $69 million.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of September 30, 2009 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing, which is due primarily in 2014.
A five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2009 would have increased or decreased Telesat’s net income for the three months ended September 30, 2009 by approximately $152 million.
The following summarizes recent exchange rates that impact Telesat’s results (Canadian$/US$):

December 31, 2008	1.225
June 30, 2009	1.162
September 30, 2009	1.070
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
Nine months Ended September 30, 2009 Compared With Nine months Ended September 30, 2008
The following compares our consolidated results for the nine months ended September 30, 2009 and 2008 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Nine Months
	Ended September 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$745.8	$646.3	15%
Eliminations	(12.6)	(7.2)	75%

Revenues from Satellite Manufacturing as reported	$733.2	$639.1	15%

Revenues from Satellite Manufacturing before eliminations increased $100 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily as a result of $159 million of revenues from $1.2 billion of new orders received subsequent to September 30, 2008, partially offset by $59 million of reduced revenues from programs completed or nearing completion which were awarded in earlier periods. Eliminations for the nine months ended September 30, 2009 and 2008 consist of revenues applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (See Note 17 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased by $94 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
Cost of Satellite Manufacturing

	Nine Months
	Ended September 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)
Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$630.3	$557.8	13%
Depreciation, amortization and stock-based compensation	33.1	28.0	18%

Total cost of Satellite Manufacturing as reported	$663.4	$585.8	13%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	90%	92%

Cost of Satellite Manufacturing as reported increased $78 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Cost of Satellite Manufacturing before specific identified charges shown above increased $73 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to a $89 million cost increase from higher sales volume, a $9 million increase in pension costs and a $4 million reduction in accruals for orbital support costs in 2008, partially offset by an improvement in margins of $30 million resulting primarily from scope increases and improved performance on certain satellite construction contracts and higher sales volume. Depreciation, amortization and stock-based compensation increased by $5 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily as a result of $2 million of stock-based compensation, $2 million of amortization of fair value adjustments and $1 million of depreciation due to our facility expansion which was substantially completed in 2008.
Selling, General and Administrative Expenses

	Nine Months
	Ended September 30,		% Increase/
	2009	2008	(Decrease)
	(In millions)
Selling, general and administrative expenses	$68.1	$71.5	(5)%

% of revenues as reported	9%	11%
Selling, general and administrative expenses decreased by $3 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This was due primarily to a reduction in research and development expenses of $8 million and a decrease of $3 million in new business acquisition costs, partially offset by a Corporate charge of $6 million for deferred compensation due to an increase in the fair value of our common stock during 2009 and a $3 million increase in the allowance for billed receivables.
Gain on Recovery from Customer Bankruptcy
During the nine months ended September 30, 2008 we recorded income of $6 million related to the distribution from a bankruptcy claim against a former customer of Loral Skynet. The receivable underlying the claim had been previously written off or not recognized due to the customer’s bankruptcy.
Interest and Investment Income

	Nine Months
	Ended September 30,
	2009	2008
	(In millions)
Interest and investment income	$5.5	$10.2

Interest and investment income decreased approximately $5 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease includes $3 million due to a reduction in average investment balances of approximately $85 million and a decrease in returns on our investments and $2 million from accelerated amortization of fair value adjustments resulting from the early payment of orbital incentives in the first quarter of 2008.
Interest Expense

	Nine Months
	Ended September 30,
	2009	2008
	(In millions)
Interest expense	$0.7	$1.2

Interest expense for the nine months ended September 30, 2009 is associated with the SS/L credit facility that commenced in October 2008 and also includes a $1 million reversal in the second quarter of 2009 of interest expense previously recorded due to the favorable resolution of a potential liability previously considered probable. Interest expense for the nine months ended September 30, 2008 related to interest on vendor financing which is no longer outstanding in 2009.

Gain on Litigation Recovery
During the nine months ended September 30, 2008, we recognized a gain of $58 million related to a litigation recovery from Rainbow DBS.
Impairment of Available for Sale Securities
During the nine months ended September 30, 2008, we recorded an impairment charge of $4.5 million to reflect an other-than-temporary decline in the value of our investment in Globalstar Inc. common stock.
Other Expense
Other expense includes gains and losses on foreign currency transactions.
Income Tax Provision
During 2009 and 2008, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. For periods prior to January 1, 2009 any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the nine months ended September 30, 2008 our valuation allowance balance as of October 1, 2005 was reduced by $38.1 million which was recorded as a reduction to goodwill. With the adoption of the amended provisions of ASC Topic 805, all reversals of the valuation allowance balance as of October 1, 2005 are recorded as a reduction to the income tax provision.
For the nine months ended September 30, 2009 we recorded an income tax provision of $7.1 million on pre-tax book income of $6.3 million as compared to a provision of $12.9 million on pre-tax book income of $50.4 million for the nine months ended September 30, 2008. Both periods included a benefit for the utilization of federal tax losses based upon the application of our effective tax rate for the full year against the current period results. The provision for 2009 also included an additional provision of $7.6 million to increase our liability for uncertain tax positions as compared to an additional provision of $14.3 million for 2008.
Equity in Net Income (Losses) of Affiliates
Equity in net income (losses) of affiliates consists of:

	Nine Months
	Ended September 30,
	2009	2008
	(In millions)
Telesat	$173.2	$(88.6)
XTAR	(0.8)	(12.4)
Other	0.2	—

	$172.6	$(101.0)

As of December 31, 2008 our investment in Telesat had been reduced to zero as a result of recording our proportionate interest in Telesat’s losses. Equity in losses of affiliates, other than the elimination of our profit on transactions with such affiliates, is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. Equity in net income (losses) of affiliates for the nine months ended September 30, 2009 includes equity in net losses of Telesat which were not recognized during the year ended December 31, 2008 and the three months ended March 31, 2009 as the carrying value of our investment in Telesat had been reduced to zero during 2008.

Summary financial information for Telesat in accordance with U.S. GAAP is as follows (in millions).

	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	$593.7	$518.1	$507.9	$508.6
Operating expenses	(182.3)	(199.1)	(155.9)	(195.4)
Depreciation, amortization and stock-based compensation	(187.9)	(173.4)	(160.8)	(170.3)
Gain on disposition of long-lived assets	34.7	—	29.6	—
Operating income	258.2	145.6	220.8	142.9
Interest expense	(194.8)	(177.7)	(166.6)	(174.4)
Other income (expense)	291.7	(102.7)	249.5	(100.8)
Income tax (provision) benefit	(29.2)	1.3	(25.0)	1.3
Net income	325.8	(133.5)	278.7	(131.0)
Average exchange rate for translating Canadian dollars to U.S. dollars			1.169	1.019
Other income (expense) includes foreign exchange gains (losses) of $394 million and $(222) million for the nine months ended September 30, 2009 and (losses) gains on financial instruments of $(142) million and $118 million for the nine months ended September 30, 2009 and 2008, respectively. Operating income for the nine months ended September 30, 2009 includes a gain of approximately $30 million related to Telesat’s transfer of its leasehold interests in Telstar 10 and related contracts to APT Satellite Company in July 2009 for a total consideration of approximately $69 million.
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of September 30, 2009, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing, which is due primarily in 2014.
A five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2009 would have increased or decreased Telesat’s net income for the nine months ended September 30, 2009 by approximately $152 million.
The following summarizes recent exchange rates that impact Telesat’s results (Canadian$/US$):

December 31, 2008	1.225
September 30, 2009	1.070
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
See Note 8 to the financial statements for information related to XTAR.

Backlog
Backlog as of September 30, 2009 and December 31, 2008, was as follows (in millions):

	September 30,	December 31,
	2009	2008
Satellite Manufacturing	$1,560	$1,381
Satellite Services	4,442	4,207

Total backlog before eliminations	6,002	5,588
Satellite Manufacturing eliminations	(12)	(25)
Satellite Services eliminations	(4,442)	(4,207)

Total backlog	$1,548	$1,356

The increase in Satellite Manufacturing backlog as of September 30, 2009 compared with December 31, 2008 was the result of awards during the period for the construction of five satellites, partially offset by revenues recognized. The increase in Satellite Services backlog as of September 30, 2009 compared with December 31, 2008 was the result of exchange rate changes and additional bookings, partially offset by revenues recognized during the period and the cancellation of Telesat’s lease on Telstar 10.
Liquidity and Capital Resources
Loral
As described above, the Company’s principal assets are 100% of the capital stock of SS/L and a 64% economic interest in Telesat. In addition, the Company has a 56% economic interest in XTAR. SS/L’s operations are consolidated in the Company’s financial statements, while the operations of Telesat and XTAR are not consolidated but presented using the equity method of accounting. The Parent Company has no debt, while SS/L has a $100 million revolving credit facility under which no borrowings are outstanding as of October 31, 2009 other than letter of credit commitments of $5 million. Telesat has third party debt with financial institutions, and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. The Parent Company has provided a guarantee of SS/L’s $100 million credit facility but has not provided a guarantee for the Telesat or XTAR debt. Cash is maintained at the Parent Company, SS/L, Telesat and XTAR to support the operating needs of each respective entity. The ability of SS/L and Telesat to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to the debt at each of those entities and in the case of Telesat and XTAR by their respective shareholder agreements.
Cash and Available Credit
At September 30, 2009, the Company had $173 million of cash and cash equivalents and $6 million of restricted cash. During the first three months of 2009, SS/L repaid the $55 million of loans that were outstanding at December 31, 2008, and, through October 31, 2009, SS/L has not borrowed any new funds under its $100 million revolving credit agreement. At September 30, 2009, SS/L had $8 million of letters of credit outstanding, and, as of October 31, 2009, SS/L has only $5 million outstanding. The restricted cash balance at September 30, 2009 did not change from that outstanding at December 31, 2008. Our cash position, net of outstanding debt, improved approximately $111 million from December 31, 2008 to September 30, 2009, primarily the result of increased customer advances on SS/L satellite contracts, reduced inventory levels at SS/L and tax refunds.
Liquidity
During the first nine months of 2009, the Parent Company funded approximately $10.5 million for its portion of the construction and launch of the ViaSat 1 satellite, $8.8 million of attorneys’ fees in the shareholder derivative litigation, $4.5 million investment in XTAR as well as Parent Company operating costs. Going forward, the Parent Company will continue to fund its portion of the construction and launch costs of the ViaSat 1 satellite and Parent Company operating costs. The Company has also received a request for indemnification from its directors who are affiliated with MHR for $18 million in defense costs incurred by them in connection with the shareholder derivative litigation. The Company has received an opinion from an independent counsel that the MHR-affiliated directors are entitled to indemnification for reasonable defense costs incurred by them in their capacity as directors, and an independent special committee of the Board is determining the amount of defense costs properly allocable to the MHR-affiliated directors in their capacity as Loral directors and for which they are entitled to indemnification. We expect that substantially all of such amount will be recoverable from insurance. At the Parent Company, we expect that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. In addition, we believe that SS/L, Telesat and XTAR have sufficient liquidity to fund their respective requirements for the next 12 months and, as such, will not require funding from the Parent Company.

In addition to our cash on hand, we believe that, should the need arise, we have the ability to access the financial markets for debt or equity at the Parent Company. Given the uncertain financial environment, however, there can be no assurance that the Company would be able to obtain such financing on acceptable terms.
The Company currently invests its cash in several liquid money market funds which reduces the exposure of a default at one fund. These money market funds currently include only Prime AAA funds.
Space Systems/Loral
Cash
During the first three months of 2009, SS/L repaid the $55 million of debt outstanding under the SS/L Credit Agreement at December 31, 2008. SS/L has not borrowed since repaying the loans in March 2009. To date, SS/L has generated significant positive cash flow during 2009 while funding the continued build up of orbital receivables and capital expenditures, forecasted to be approximately $50 million and $38 million, respectively, for the full year 2009. For the next 12 months, SS/L anticipates that, although its cash position will decrease from current levels, it will have more than sufficient funds and credit availability to meet its cash flow requirements. In addition, absent unusual items, SS/L anticipates annual capital expenditures to be approximately $25 million to $30 million. SS/L maintains the flexibility to defer or reduce a significant portion of its ongoing capital expenditures if the volume of ongoing business is materially reduced or as other circumstances may require.
Available Credit and Liquidity
The SS/L Credit Agreement, which is guaranteed pursuant to a Parent Guarantee Agreement, provides SS/L with a $100 million revolving credit facility, including a $50 million letter of credit sub-limit. Any borrowings under the SS/L Credit Agreement mature on October 16, 2011. Giving effect to approximately $5 million of letters of credit that are outstanding as of October 31, 2009, SS/L currently has borrowing availability of approximately $95 million under the facility. SS/L anticipates that over the next 12 months it will be in compliance with all the covenants of the SS/L Credit Agreement and have full availability of the facility.
Sirius has the ability, if it meets existing conditions, to finance approximately $20 million against future milestone payments on the FM-6 satellite under the Amended and Restated Customer Credit Agreement (the “Sirius Credit Agreement’). As of October 31, 2009, Sirius is current with all of its required milestone payments to SS/L and has no loans outstanding. Borrowings, if any were to occur, will mature on June 30, 2010.
SS/L believes that, absent unforeseen circumstances, with its cash on hand, cash flow from operations and availability under the SS/L Credit Agreement, it has adequate liquidity to operate its business and fund its cash flow obligations for the next 12 months.
Satellite construction contracts often include provisions for orbital incentives pursuant to which a portion of the contract value (typically about 10%) is received over the 12 to 15 year life of the satellite. Receipt of these orbital incentives is contingent upon performance of the satellite in accordance with contractual specifications. As of September 30, 2009, SS/L has orbital receivables of approximately $223 million, net of fair value adjustments of $20 million. Approximately $108 million of these receivables are related to satellites launched as of September 30, 2009, and $135 million are related to satellites that are under construction as of September 30, 2009. SS/L expects its orbital receivable asset will increase by more than $70 million through September 30, 2010.
Current economic conditions could affect the ability of customers to make payments, including orbital incentive payments, under satellite construction contracts with SS/L. Though most of SS/L’s customers are substantial corporations for which creditworthiness is generally high, SS/L has certain customers which are either highly leveraged or are in the developmental stage and are not fully funded. Customers that are facing maturities on their existing debt also have elevated credit risk under current market conditions. There can be no assurances that these customers will not delay contract payments to, or seek financial relief from, SS/L. If customers fall behind or are unable to meet their payment obligations, SS/L’s liquidity will be adversely affected.

There can be no assurance that SS/L’s customers will not default on their obligations to SS/L in the future and that such defaults will not materially and adversely affect SS/L and Loral. In the event of an uncured payment default by a customer during the pre-launch construction phase of the satellite, SS/L’s construction contracts generally provide SS/L with significant rights even if their customers (or successors) have paid significant amounts under the contract. These rights typically include the right to stop work on the satellite and the right to terminate the contract for default. In the latter case, SS/L would generally have the right to retain, and sell to other customers, the satellite or satellite components that are under construction. The exercise of such rights, however, could be impeded by the assertion by customers of defenses and counterclaims, including claims of breach of performance obligations on the part of SS/L, and our recovery could be reduced by the lack of a ready resale market for the affected satellites or their components. In either case, our liquidity could be adversely affected pending resolution of such customer disputes.
In the event of an uncured payment default by a customer after satellite delivery and launch when title has passed to the customer, SS/L’s remedies are more limited. Typically, amounts due post-launch and delivery are final milestone payments and, in certain cases, orbital incentive payments. To recover such amounts, SS/L generally would have to commence litigation to enforce its rights. We believe, however, that, since SS/L’s contracts generally require SS/L to provide orbital anomaly and troubleshooting support for the life of the satellite, which support is critical to maximize the life and performance of the satellite, it is likely that customers (or their successors) will cure any payment defaults and fulfill their payment obligations or make other satisfactory arrangements to obtain SS/L’s support, and our liquidity would not be adversely affected.
As of September 30, 2009, SS/L had past due receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $6 million. In addition, ICO has future payment obligations to SS/L which total in excess of $26 million, of which approximately $12 million (including $9 million of orbital incentives) is included in long-term receivables. ICO, which filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in May 2009, has agreed to, and the ICO Bankruptcy Court has approved, ICO’s assumption of its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L. ICO’s plan of reorganization was confirmed by the ICO Bankruptcy Court in October 2009.
SS/L also had a past due receivable in the aggregate amount of approximately $3 million from Protostar Ltd. (“Protostar”), another highly-leveraged customer with an SS/L-built satellite in orbit, which amount was included in contracts in process. Protostar filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in July 2009 and, in October 2009, SS/L filed a proof of claim with respect to its receivable. On October 29, 2009, Protostar conducted an auction for the sale of substantially all of the assets of Protostar I Ltd., including Protostar I, its SS/L-built satellite, and the sale to the winning bidder was approved by the Protostar Bankruptcy Court on November 4, 2009. In consideration of SS/L’s ongoing business relationship with the winning bidder, SS/L withdrew its claim subject to the closing of the sale to the winning bidder and has established an allowance as of September 30, 2009 against the full amount of the Protostar receivable.
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
SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer may terminate the contract for default. The customer is an established operator which requires the satellite for the continued operation of its business. SS/L and the customer are continuing to perform their obligations under the contract, and the customer continues to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should successfully terminate the contract for default, the customer would be entitled to a full refund of its payments and liquidated damages, which through September 30, 2009 totaled approximately $104 million, plus re-procurement costs and interest. In the event of a termination for default, SS/L would own the satellite and would attempt to recoup any losses through resale to another customer.

As of September 30, 2009, SS/L had booked five satellite awards for the year in addition to the seven satellites booked last year, resulting in a sizable backlog of $1.6 billion. If SS/L’s satellite awards fall below, on average, four to five awards per year, SS/L will be required to reduce costs and capital expenditures to accommodate this lower level of activity. The timing of any reduced demand for satellites is difficult to predict. It is, therefore, difficult to anticipate when to reduce costs and capital expenditures to match any slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under the SS/L Credit Agreement are sufficient to finance SS/L, even if we receive fewer than four to five awards over the next 12 months. If SS/L were to experience a shortage of orders below the four to five awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs and capital expenditures. There can be no assurances that the SS/L could obtain such financing on favorable terms, if at all.
Telesat
Cash and Available Credit
As of September 30, 2009, Telesat had CAD 117 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its Revolving Facility. Telesat believes that cash and short-term investments as of September 30, 2009, net cash provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Credit Facility (as defined below) will be adequate to meet its expected cash requirement for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures for the next twelve months.
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
Liquidity
A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months. Cash required for the construction of the Telstar 14R satellite and the new satellite for Bell TV will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.
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

			September 30,	December 31,
	Maturity	Currency	2009	2008
			(In CAD millions)
Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent	—	—
Canadian term loan facility	October 31, 2012	CAD	188	195
U.S. term loan facility	October 31, 2014	USD	1,808	2,087
U.S. term loan II facility	October 31, 2014	USD	155	179
Senior notes	November 1, 2015	USD	714	819
Senior subordinated notes	November 1, 2017	USD	223	256

		CAD	3,088	3,536
Current portion		CAD	(22)	(23)

Long term portion		CAD	3,066	3,513

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
Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At September 30, 2009, Telesat had CAD 33.6 million of outstanding foreign exchange contracts which require the Company to pay Canadian dollars to receive $31.6 million for future capital expenditures and interest payments. At September 30, 2009, the fair value of these derivative contract liabilities was an unrealized gain of CAD 0.2 million, and at December 31, 2008 there was a CAD 10.8 million unrealized gain. These forward contracts are due between October 1, 2009 and December 1, 2009.
Telesat has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At September 30, 2009, the Company had a cross currency basis swap of CAD 1,202.8 million which requires the Company to pay Canadian dollars to receive $1,035.6 million. At September 30, 2009, the fair value of this derivative contract was an unrealized loss of CAD 115.9 million. This non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014. At December 31, 2008 there was an unrealized gain of CAD 8.8 million.
Interest rate risk
Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At September 30, 2009, the fair value of these derivative contract liabilities was an unrealized loss of CAD 58.9 million, and at December 31, 2008 there was an unrealized loss of CAD 82.3 million. This non-cash loss will remain unrealized until the contracts are settled. These contracts are due between January 29, 2010 and October 31, 2014.
Capital Expenditures
Telesat has entered into a contract for the construction of Telstar T14R (targeted for launch in 2011) and expects to contract for the construction of a direct broadcast satellite to be used by its customer, Bell TV. These expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.
Contractual Obligations
There have not been any significant changes to the contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC other than the repayment of the $55 million outstanding borrowing under the SS/L Credit Agreement at December 31, 2008. As of September 30, 2009, we have recorded liabilities for uncertain income tax positions in the amount of $117 million. We do not expect to make any significant payments regarding such liabilities during the next 12 months.
Statement of Cash Flows
Net Cash Provided by (Used In) Operating Activities
Cash provided from operations was $148 million for the nine months ended September 30, 2009 compared to cash used in operations of $171 million in the same period last year.

The major driver of this change was net cash provided from program related assets (contracts-in-process, inventories, long-term receivables and customer advances) of $90 million in the current period compared to net cash used by program related assets of $171 million last year. Contracts-in-process used $8 million this year but consumed $187 million last year. Last year’s high consumption of cash represented advance spending on programs that customers would reimburse us for in the future. Inventories provided $17 million this year compared to consuming $8 million last year, representing a build-up of inventories last year for expected program awards and the subsequent use of the inventories. Long-term receivables used cash of $4 million this year compared to providing cash of $19 million last year as a result of an early payment of orbital incentives by a customer in the first quarter of last year. Customer advances provided $85 million this year compared to $5 million last year.
Cash provided by net income adjusted for non-cash items was $36 million for the nine months ended September 30, 2009 compared with $96 million for the nine months ended September 30, 2008.
Other factors that contributed to the change were: Accounts payable, accrued expenses and other current liabilities used net cash of $3 million this year compared to using cash of $9 million last year which includes a post Telesat closing final adjustment payment to PSP of $9 million. We received income tax refunds of $18 million in 2009, as compared to having made tax payments of $34 million last year.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2009 was $36 million resulting from capital expenditures of $32 million and an additional investment of $4.5 million in XTAR, representing our 56% share of an $8 million capital call.
Net cash used in investing activities for the nine months ended September 30, 2008 was comprised of $44 million of capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2009 was $56 million resulting primarily from repayment of $55 million of borrowings under the SS/L Credit Agreement. There was no cash used in (provided by) financing activities for the nine months ended September 30, 2008.
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
As of September 30, 2009, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the September 30, 2009 exchange rates) that were unhedged:

	Foreign Currency	U.S.$
	(In thousands)
Future revenues — Japanese Yen	¥106,360	$1,182
Future expenditures — Japanese Yen	¥4,605,723	$51,187
Contracts-in-process, unbilled receivables — Japanese Yen	¥4,383	$49
Future expenditures — EUROs	€3,420	$4,990
Derivatives
On July 9, 2008, SS/L was awarded a satellite contract denominated in EUROs and entered into a series of foreign exchange forward contracts with maturities through 2011 to hedge the associated foreign currency exchange risk. These foreign exchange forward contracts have been designated as cash flow hedges of future Euro denominated receivables.
The maturity of foreign currency exchange contracts held as of September 30, 2009 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)
2009	€21,470	$32,119	$31,329
2010	19,210	29,389	28,031
2011	23,493	35,663	34,322

	€64,173	$97,171	$93,682

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.
The aggregate fair value of derivative instruments was a net asset position of $3.5 million as of September 30, 2009. This amount represents the maximum exposure to loss at September 30, 2009 as a result of the counterparties failing to perform as contracted.
Telesat
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 45% of Telesat’s revenues for the nine months ended September 30, 2009, certain of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in US dollars. The most significant impact of variations in the exchange rate is on the US dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2009 would have increased or decreased Telesat’s net income for the nine months ended September 30, 2009 by approximately $152 million.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.
Interest
As of September 30, 2009, the Company has no long-term debt or any exposure to changes in interest rates with respect thereto.
As of September 30, 2009, the Company held marketable securities consisting of 984,173 shares of Globalstar Inc. common stock with a fair value of approximately $0.7 million. The value of these Globalstar Inc. common shares is subject to market fluctuations in the stock price. During the second quarter of 2008, management determined that there has been an other than temporary impairment in the fair values of Globalstar Inc. stock obtained in the sale of GdB. Accordingly, an impairment charge of $4.5 million was included in our condensed consolidated statement of operations for the nine months ended September 30, 2008. During the first nine months of 2009, the Company did not invest in any other marketable securities. The Company invested its available cash in money market funds during this period.
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
(a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit 10.1	—	Option Agreement dated October 27, 2009, between Loral Space & Communications Inc. and Michael B. Targoff†

Exhibit 10.2	—	Form of Restricted Stock Unit Agreement dated October 27, 2009 between Loral Space & Communications Inc. and Loral executives†

Exhibit 10.3	—	Form of Phantom Stock Appreciation Rights Agreement relating to Space Systems/Loral, Inc. dated October 27, 2009 between Loral Space & Communications Inc. and Loral and SS/L executives†

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

†	Management compensation plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant Loral Space & Communications Inc.
/s/ Harvey B. Rein
Harvey B. Rein
Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer
Date: November 9, 2009

EXHIBIT INDEX

Exhibit 10.1	—	Option Agreement dated October 27, 2009, between Loral Space & Communications Inc. and Michael B. Targoff†

Exhibit 10.2	—	Form of Restricted Stock Unit Agreement dated October 27, 2009 between Loral Space & Communications Inc. and Loral executives†

Exhibit 10.3	—	Form of Phantom Stock Appreciation Rights Agreement relating to Space Systems/Loral, Inc. dated October 27, 2009 between Loral Space & Communications Inc. and Loral and SS/L executives†

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

†	Management compensation plan