Form 10-K
period 2009-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2010-03-15
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).  Yes ☐ No ☑
At March 1, 2010, 20,386,737 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.
As of June 30, 2009, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $312,334,393
Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Documents incorporated by reference are as follows:

Part and Item Number of
Document	Form 10-K into which incorporated

Loral Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2010	Part II, Item 5(d) Part III, Items 11 through 14

LORAL SPACE AND COMMUNICATIONS INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

PART I
Item 1.  Business
THE COMPANY
Overview
Loral Space & Communications Inc., together with its subsidiaries (“Loral”, the “Company”, “we”, “our” and “us”), is a leading satellite communications company with substantial activities in satellite manufacturing and investments in satellite-based communications services.
Loral has two segments:
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
Satellite Services:
Loral participates in satellite services operations principally through its 64% investment in Telesat Holdings Inc. (“Telesat Holdco”), which owns Telesat Canada (“Telesat”), the world’s fourth largest FSS provider, with industry leading backlog, and one of only three FSS providers operating on a global basis. Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.
Segment Overview
Satellite Manufacturing
SS/L has been designing, manufacturing and integrating satellites and space systems for a wide variety of commercial and government customers for more than 50 years. Its products include mid- and high-powered satellites designed for applications such as FSS, DTH broadcasting, MSS, broadband data distribution, wireless telephony, digital radio, digital mobile broadcasting, military communications, weather monitoring and air traffic management. SS/L customers have included such satellite service providers and government organizations as APT Satellite, AsiaSat, DIRECTV, DISH Network, EchoStar, Globalstar, Hisdesat, Hispasat, Hughes Network Systems, ICO, Intelsat, Japan’s Ministry of Transport and Civil Aviation Bureau, the National Oceanic & Atmospheric Administration (NOAA), Optus (SingTel), Satmex, SES, Sirius XM Radio, Telesat, TerreStar Networks, Thaicom, ViaSat, WildBlue Communications and XTAR. Since its inception, SS/L has delivered more than 230 satellites, which together have achieved more than 1,600 years of cumulative on-orbit service; many of these satellites significantly exceeded design life expectations. SS/L’s satellite platform provides the flexibility to meet a broad range of customer requirements for the world’s most powerful commercial satellites with up to 25 kilowatts of power. The capacity offered on these satellites ranges from one to as many as 150 transponders. According to industry research firm Futron Corporation, global satellite manufacturing revenue was $10.5 billion in 2008 of which approximately $5.2 billion was for commercial satellites.
SS/L has a history of technology innovation and currently provides some of the world’s most powerful commercial satellites. With 170 U.S. patents, the company is an industry leader in research in advanced composites, power conversion, propulsion systems and on-orbit controls. Its highly flexible satellite platform accommodates a broad range of applications such as regional and spot-beam technology, hybrid systems that maximize the value of orbital slot location, and imagers for precision weather forecasting. The SS/L platform accommodates some of the world’s highest power payloads for television, radio and multimedia broadcast. With increasing demand for mobile devices for video, audio and data, SS/L is also a leader in providing satellite systems that include Ground Based Beam Forming (GBBF) capability so that upgradeable ground equipment can grow with new innovations and market demands.

Satellite construction contract awards over the last few years have resulted in backlog at SS/L of $1.6 billion. In order to complete construction of all the satellites in backlog and to enable future growth, SS/L has modified and expanded its manufacturing facilities. SS/L can now accommodate as many as nine to 13 satellite awards per year, depending on the complexity and timing of the specific satellites, and can accommodate the integration and test of 13 to 14 satellites at any given time in its Palo Alto facility. The expansion has also reduced the company’s reliance on outside suppliers for certain RF components and sub-assemblies.
Market and Competition
SS/L participates in the highly competitive commercial satellite manufacturing industry principally on the basis of superior customer relationships, technical excellence, reliability and pricing. Other competitors for satellite manufacturing contracts include Boeing, Lockheed Martin and Orbital Sciences in the U.S., Thales Alenia Space and EADS Astrium in Europe and Mitsubishi Electric Corporation in Japan. SS/L’s continued success depends on its ability to provide highly reliable satellites on a cost-effective and timely basis. SS/L may also face competition in the future from emerging low-cost competitors in India, Russia and China. The number of satellite manufacturing contracts awarded varies annually and is difficult to predict. For example, based on readily available industry information, we believe that, while only two contracts for mid- and high-power (8 kW or higher) commercial satellites were awarded worldwide in 2002, there were 21 and 13 contracts awarded in 2009 and 2008, respectively. The current economic environment may adversely affect the satellite market in the near-term. While we expect the replacement market to be reliable over the next year, given the current credit crisis, potential customers that are highly leveraged or in the development stage may not be able to obtain the financing necessary to purchase satellites.
Satellite Manufacturing Performance

	Year ended December 31,
	2009	2008	2007
	(In millions)
Total segment revenues	$1,008	$881	$814
Eliminations	(15)	(12)	(53)

Revenues from satellite manufacturing as reported	$993	$869	$761

Segment Adjusted EBITDA before eliminations(1)	$91	$45	$35

(1)
See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 15 to the Loral consolidated financial statements for the definition of Adjusted EBITDA).

Total SS/L assets, located primarily in California, were $864 million and $799 million as of December 31, 2009 and 2008, respectively. The increase is primarily due to growth in orbital receivables of $59 million in 2009. Total SS/L assets were $963 million as of December 31, 2007. Backlog at December 31, 2009 was $1.6 billion. This included $225.5 million of backlog for the construction of Telstar 14R and Nimiq 6 for Telesat and the intercompany portion of ViaSat-1. Backlog at December 31, 2008 was $1.4 billion. This included $80.6 million of backlog for the construction of Nimiq 5 and Telstar 11N for Telesat and the intercompany portion of ViaSat-1. It is expected that approximately 63% of the backlog as of December 31, 2009, will be recognized as revenues during 2010. During 2009, three of SS/L’s customers accounted for approximately 22%, 16% and 10% of our consolidated revenues.
Satellite Services
As of March 12, 2010, Telesat has 12 in-orbit satellites and two satellites under construction, one of which is 100% leased for at least the design life of the satellite. Telesat provides video distribution and DTH video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.
Telesat categorizes its satellite services operations into broadcast, enterprise services and consulting and other, as follows:
Broadcast:
DTH.  Both Canadian DTH service providers (Bell TV and Shaw Direct) use Telesat’s satellites as a distribution platform for their services, delivering television programming, audio and information channels directly to customers’ homes. In addition, Telesat’s Anik F3 and Nimiq 5 satellites are used by EchoStar (Dish Network) for DTH services in the United States.

Video Distribution.  Major broadcasters, cable networks and DTH service providers use Telesat satellites for the full-time transmission of television programming. Additionally, certain broadcasters and DTH service providers bundle value-added services that include satellite capacity, digital encoding of video channels and uplinking and downlinking services to and from Telesat satellites and teleport facilities. Telstar 18 delivers video distribution and contribution throughout Asia and offers connectivity to the U.S. mainland via Hawaiian teleport facilities, Telstar 12 is also used to transmit television services. In both Brazil and Chile, Telesat provides video distribution services on Telstar 14/Estrela do Sul.
Occasional Use Services.  Occasional use services consist of satellite transmission services for the timely broadcast of video news, sports and live event coverage on a short-term basis enabling broadcasters to conduct on-the-scene transmissions using small, portable antennae.
Enterprise Services:
Data networks in North America and the related ground segment and maintenance services supporting these networks.  Telesat operates very small aperture terminal, or VSAT, networks in North America, managing thousands of VSAT terminals at customer sites. For some of these customers Telesat offers end-to-end services including installation and maintenance of the end user terminal, maintenance of the VSAT hub, and provision of satellite capacity. Other customers may be provided a subset of these services. Examples of North American data network services include point of sale services for customers in Canada and communications services to remote locations for the oil and gas industry.
International Enterprise Networks.  Telesat provides Internet Protocol-based terrestrial extension services that allow enterprises to reach multiple locations worldwide — many of which cannot be connected via terrestrial means. In addition, these managed services also enable multi-cast and broadcast functionality, as with traditional video broadcast distribution, which takes full advantage of satellite’s one to many attributes. These services are delivered to enterprises whose headquarters are typically in the United States or Europe through both terrestrial partners and directly.
Ka-band Internet Services.  Telesat provides Ka-band, two-way broadband Internet services in Canada through Barrett Xplore Inc. and other resellers, and Ka-band satellite capacity to WildBlue which uses it to provide services in the United States.
Telecommunication Carrier Services.  Telesat provides satellite capacity and end-to-end services for data and voice transmission to telecommunications carriers located throughout the world. These services include (i) connectivity and voice circuits to remote locations in Canada for customers such as Bell Canada and NorthwesTel and (ii) space segment capacity and terrestrial facilities for Internet backhaul and access, GSM backhaul, and services such as rural telephony to carriers around the world.
Government Services.  The United States Government is the largest single consumer of fixed satellite services in the world and a significant user of Telesat’s international satellites. Over the course of several years, Telesat has implemented a successful strategy to sell through government service integrators, rather than directly to United States Government agencies. Satellite services are also provided to the Canadian Government, including a variety of services from a maritime network for a Canadian Government entity to protected satellite capacity to the Department of National Defense for the North Warning System.
Consulting & Other:
Consulting operations allow for increased operating efficiencies by leveraging Telesat’s existing employees and facility base. With 40 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide, having provided services to businesses and governments in over 35 countries across six continents. Currently, the international consulting business provides satellite-related services in approximately 18 countries.
Telesat is the world’s fourth largest FSS operator and one of only three FSS operators operating on a global basis. Telesat has a powerful international platform supporting (i) strong video distribution and DTH neighborhoods in North America characterized by long-term contracts with blue chip customers, significant contractual backlog and a fully contracted expansion DTH satellite, (ii) an efficient enterprise and government services business that provides North American customers with end-to-end communications services, and (iii) a strong international video distribution, enterprise services and government services business.

Through its deep commitment to customer service and focus on innovation and technical expertise, Telesat has developed strong relationships with a diverse range of high-quality customers, including many of the world’s largest video and data service providers. Telesat current customers include North American DTH providers Bell TV, Shaw Direct and EchoStar, and leading telecommunications and media firms such as HBO and Canadian Broadcasting Corporation.
Telesat’s North American Broadcast and Enterprise Services customer service contracts are typically multi-year in duration and, in the past, Telesat has successfully contracted all or a significant portion of a satellite’s capacity prior to commencing construction. As a result, Telesat had approximately $5.2 billion in contracted revenue backlog as of December 31, 2009, of which approximately 11% will be recognized as revenues during 2010.
Market and Competition
Telesat is one of three global FSS operators. Telesat competes against other global, regional and national FSS operators and, to a lesser extent, with providers of terrestrial-based communications services.
Fixed Satellite Operators
The other two global FSS operators are Intelsat, Ltd. (‘‘Intelsat’’) and SES S.A. (‘‘SES’’). Telesat also competes with a number of nationally or regionally focused FSS operators around the world, including Eutelsat S.A. (“Eutelsat”), the third largest FSS operator in the world.
Intelsat, SES and Eutelsat are each substantially larger than Telesat in terms of both the number of satellites they have in-orbit as well as their revenues. Telesat believes that Intelsat and its subsidiaries together have a global fleet of over fifty satellites, that SES and its subsidiaries have a fleet of over forty satellites, and that Eutelsat and its subsidiaries have a fleet of over twenty satellites and additional capacity on another four satellites. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, and may (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure. In addition, their larger sizes may enable them to devote more resources, both human and financial, to sales, operations, product development and strategic alliances and acquisitions.
Regional and domestic providers: Telesat also competes against regional FSS operators, including:
•	in Europe, Middle East, Africa: Eutelsat, SES Astra, Arabsat, Nilesat, HellaSat and Turksat;
•	in Asia: AsiaSat, Measat, Thaicom, APT, PT Telkom, and Optus; and
•	in Latin America: Satmex, Star One, Arsat and HispaSat.
A number of other countries have domestic satellite systems against which Telesat competes in those markets. In Canada, Telesat’s largest market, Ciel, whose majority equity shareholder is SES, has begun operations in the DBS band, successfully launched Ciel 2 in 2008, and in February 2009 announced that it had begun providing commercial service on Ciel 2 at the 129° WL orbital location. In June 2008, Industry Canada granted Ciel six approvals in principle to develop and operate satellite services in other frequency bands and orbital positions.
The Canadian Government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization commitments to liberalize trade in basic telecommunications services. As of January 2010, approximately 78 non-Canadian FSS satellites had been approved by Industry Canada for use in Canada.
Terrestrial Service Providers
Providers of terrestrial-based communications services compete with satellite operators. Increasingly, in developed and developing countries alike, governments are providing funding and other incentives to encourage the expansion of terrestrial networks resulting in increased competition for FSS operators.
Consulting Services
The market for satellite consulting services is generally comprised of a few companies qualified to provide services in specific areas of expertise. Telesat’s competitors are primarily United States- and European-based companies.

Satellite Fleet & Ground Resources
As of March 12, 2010, Telesat has 12 in-orbit satellites and two satellites under construction, one of which is 100% leased for at least the design life of the satellite. In addition, Telesat leases fiber capacity around the world for use in developing hybrid terrestrial/satellite data networks for network services customers.
Telesat also has ground facilities located around the world, providing both control services to its satellite fleet, as well as to the satellites of other operators as part of its consulting services offerings. It has two control centers located in Ottawa, Ontario and Allan Park, Ontario. In addition, Telesat leases other technical facilities that provide customers with a host of teleport and hub services.
Telesat’s North American focused fleet is comprised of three owned FSS satellites, Anik F1-R, Anik F2 and Anik F3, and four owned direct broadcast services, or DBS, satellites, Nimiq 1, Nimiq 2, Nimiq 4 and Nimiq 5. Telesat’s international fleet is comprised of five owned FSS satellites, Anik F1, Telstar 11N, Telstar 12, Telstar 14/Estrela do Sul and Telstar 18.
The table below summarizes selected data relating to Telesat’s owned and leased in-orbit satellites as of March 12, 2010:

				Expected
	Orbital Location		Manufacturer’s	End-of-
	Regions	Launch	End-of-Service-	Orbital	Transponders(1)
	Covered	Date	Life	Maneuver Life(1)	C-band(2)	Ku-band(2)	Ka-band	L-band(3)	Model
Nimiq 1	91.1°WL Canada,	May 1999	2011	2024	—	32@24MHz	—	—	A2100 AX
	Continental United								(Lockheed Martin)
	States
Nimiq 2(4)	91.1°WL Canada,	December 2002	2015	2021	—	11@24MHz	—	—	A2100 AX
	Continental United								(Lockheed Martin)
	States
Nimiq 4	82° WL Canada	September 2008	2023	2027		32@24 MHz	8@54 MHz		E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada, Continental United States	September 2009	2024	2035		32@24MHz			SS/L 1300
Anik F1(5)	107.3°WL South America	November 2000	2016	2016	12@36MHz	16@27MHz	—	—	BSS702 (Boeing)
Anik F2	111.1° WL Canada,	July 2004	2019	2027	24@36MHz	32@27MHz	31@56/112 MHz	—	BSS702
	Continental United						6@500MHz		(Boeing)
	States						1@56/112MHz
Anik F1R (3)	107.3° WL North America	September 2005	2020	2023	24@36MHz	32@27MHz	—	2@20MHz	E3000 (EADS Astrium)
Anik F3	118.7°WL Canada,	April 2007	2022	2026	24@36MHz	32@27MHz	2@75MHz	—	E3000 (EADS Astrium)
	Continental United						(500MHz)
	States
Telstar 11N	37.55° WL North and Central America, Europe, Africa and the maritime Atlantic Ocean region	February 2009	2024	2026		39@27/54MHz			SS/L 1300
Telstar 12(6)	15°WL Eastern United	October 1999	2012	2016	—	37@54MHz	—	—	SS/L 1300
	States, SE Canada,
	Europe, Russia, Middle
	East, South Africa,
	portions of South and
	Central America
Telstar	63°WL Brazil And	January 2004	2019	2011	—	9@72MHz	—	—	SS/L 1300
14/Estrela	portions of Latin					9@36MHz
do Sul	America, North					2@28MHz
	America, Atlantic					1@56MHz
	Ocean
Telstar 18(7)	138° EL India, South	June 2004	2017	2018	17@36MHz	6@54MHz	—	—	SS/L 1300
	East Asia, China,				1@54MHz	1@40MHz
	Australia And Hawaii

(1)
Telesat’s current estimate of when each satellite will be decommissioned, taking account of anomalies and malfunctions the satellites have experienced to date and other factors such as remaining fuel levels, consumption rates and other available engineering data. These estimates are subject to change and it is possible that the actual orbital maneuver life of any of these satellites will be shorter than Telesat currently anticipates. Further, it is anticipated that the payload capacity of each satellite may be reduced prior to the estimated end of commercial service life. For example, Telesat currently anticipates that it will need to commence the turndown of transponders on Anik F1 in 2011, as a result of further degradation in available power.

(2)	Includes the DBS Ku-Band, extended C-band and extended Ku-band in certain cases.

(3)	Telesat does not provide service in the L-band. The L-band payload is licensed to Telesat’s customer by the FCC.

(4)
It is expected that the available capacity in Nimiq 2 will be reduced over time as a result of power system limitations due to malfunctions affecting available power. The number of Ku-band transponders stated above refers to the number of active saturated Ku-band transponders as of December 31, 2009.

(5)	Anik F1’s commercial service life is constrained by power availability.

(6)	Telstar 12 has 38 54 MHz transponders. Four of these transponders are leased to Eutelsat to settle coordination issues and Telesat leases back three of these transponders.

(7)
Includes 16.6 MHz of C-band capacity provided to the Government of Tonga in lieu of a cash payment for the use of the orbital location. The satellite carries additional transponders (the “APT transponders”), not shown on the table, as to which APT has a prepaid lease through the end of life of the satellite in consideration for APT’s funding a portion of the satellite’s cost. This transaction was accounted for as a sales-type lease, because substantially all of the benefits and risks incident to the ownership of the leased transponders were transferred to APT. Telesat has agreed with APT among other things that if Telesat is able to obtain the necessary approvals and licenses from the U.S. government under U.S. export laws, it would transfer title to the APT transponders on Telstar 18 to APT, as well as a corresponding interest in the elements on the satellite that are common to or shared by the APT transponders and the Telesat transponders. As required under its agreement with APT, Telesat acquired two transponders from APT for an additional payment in August 2009.

In addition, Telesat has the rights to the following satellite capacity to end of life of these satellites:
•	Satmex 5: Three-36MHz Ku-band transponders;
•	Satmex 6: Two-36MHz C-band transponders; Two-36MHz Ku-band transponders; and
•	Agila 2 (Mabuhay): Two-36MHz C-band transponders and five and one half 36 MHz Ku-band transponders
The table below summarizes selected data relating to Telesat’s satellites under construction as of December 31, 2009:

	Telstar 14R	Nimiq 6
Orbital Location	63[o]WL	TBD
Regions Covered	South America,	Canada,
	Continental US,	Continental US
Andean Region,
North and Mid-Atlantic Ocean Region
Planned In-Service Date	Second half of 2011	Mid-2012
Manufacturer’s End-of- Service-Life	2026	2027
Customer Committed Capacity	—	100%
Transponders:
Ku-band	58 @36 MHz	32 @ 24 MHz
Model	SSL 1300	SSL 1300
Satellite Services Performance
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
On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdco, a newly-formed joint venture, completed the acquisition of Telesat from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet to Telesat. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco, the ultimate parent company of the resulting new entity (see Note 6 to the Loral consolidated financial statements). We use the equity method of accounting for our investment in Telesat Holdco.

We refer to the acquisition of Telesat and the related transfer of Loral Skynet to Telesat as the Telesat transaction. References to Telesat with respect to periods prior to the closing of this transaction are references to the subsidiary of BCE and with respect to the period after the closing of this transaction are references to Telesat Holdco and/or its subsidiaries, as appropriate. Similarly, unless otherwise indicated, references to Loral Skynet with respect to periods prior to the closing of this transaction are references to the operations of Loral’s satellite services segment as conducted through Loral Skynet and with respect to the period commencing on and after the closing of this transaction are, if related to the fixed satellite services business, references to the Loral Skynet operations within Telesat.

	Year ended December 31,
	2009	2008	2007(1)
	(In millions)
Revenue:
Total segment revenues	$692	$685	$241
Eliminations	—	—	(2)
Affiliate eliminations(2)	(692)	(685)	(118)

Revenues from satellite services as reported	$—	$—	$121

Adjusted EBITDA:
Total segment Adjusted EBITDA	$488	$436	$118
Eliminations	—	—	(2)
Affiliate eliminations(2)	(488)	(427)	(65)

Adjusted EBITDA from satellite services after eliminations(3)	$—	$9	$51

(1)	Satellite Services segment’s performance for 2007 includes Loral Skynet through October 30, 2007 and Telesat for the period from October 31, 2007 to December 31, 2007.

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat.

(3)
See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 15 to the consolidated financial statements for the definition of Adjusted EBITDA).

Total Telesat assets were $5.0 billion and $4.3 billion as of December 31, 2009 and 2008, respectively. The increase in asset carrying value is primarily due to exchange rate changes. Backlog was approximately $5.2 billion and $4.2 billion as of December 31, 2009 and 2008, respectively. The increase in backlog is primarily due to the lease of all capacity on the Nimiq 6 satellite, which is under construction, and exchange rate changes. It is expected that approximately 11% of the backlog at December 31, 2009 will be recognized as revenue in 2010.
We use the equity method of accounting for our investment in Telesat Holdco, and its results are not consolidated in our financial statements. Our share of the operating results from our investment in this company is included in equity in net income (losses) of affiliates in our consolidated statements of operations and our investment is included in investments in affiliates in our consolidated balance sheet.
The following chart summarizes operating revenues and Adjusted EBITDA for Telesat before the closing of the Telesat transaction. Telesat’s Adjusted EBITDA as shown below is calculated in the same manner as Adjusted EBITDA in the segment chart above. The amounts presented below are in Canadian dollars (“CAD”) and are presented in accordance with Canadian generally accepted accounting principles.

Telesat
For the Period from
January 1,
2007 to
October 30,
2007
Total operating revenues	CAD 457.8
Adjusted EBITDA	CAD 263.2

Other
We also own 56% of XTAR, LLC (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”). XTAR owns and operates an X-band satellite, XTAR-EUR located at 29o E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases 7.2, 72 MHz X-band transponders on the Spainsat satellite located at 30o W.L. owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide X-band services to the U.S. Department of State, the Spanish Ministry of Defense, the Belgium Ministry of Defense and the Danish armed forces, but the take-up rate in its service continues to be slower than anticipated. For more information on XTAR see Note 6 to the Loral consolidated financial statements.
Loral has formed subsidiaries for the purpose of providing wholesale Ka-band transponder capacity and gateway services to Canadian broadband service providers. Loral has purchased the Canadian coverage portion of the ViaSat-1 satellite that is currently being constructed by SS/L and is contributing this asset to one of its subsidiaries. The ViaSat-1 satellite is a high capacity Ka-band spot beam satellite for broadband services that is scheduled to be launched in early 2011 into the 115o West longitude orbital location. Loral entered into an agreement with Barrett Xplore Inc. (“Barrett”), Canada’s largest rural broadband provider, to deliver high throughput satellite Ka-band capacity for broadband services in Canada. Under the agreement, Loral will lease Canadian capacity on the ViaSat-1 satellite and associated gateway services to Barrett for the expected life of the satellite, projected to commence in mid-2011. Lease payments over the 15-year life of the satellite will range from CAD 133 million to CAD 262 million depending on capacity levels. The cost of the satellite, including launch and insurance, and the costs of the gateways and related equipment are expected to be approximately $70 million by the time the service is initiated. Approximately $30 million has been invested through December 31, 2009, with the remaining $40 million to be invested in 2010 and 2011. A portion of these costs will be funded by prepayments in 2010 from Barrett of between CAD 2.5 million and CAD 13 million as required under the agreement.
REGULATION
Satellite Manufacturing
Export Regulation and Economic Sanctions Compliance
Commercial communication satellites and certain related items, technical data and services, are subject to United States export controls. These laws and regulations affect the export of products and services to foreign launch providers, subcontractors, insurers, customers, potential customers and business partners, as well as to foreign Loral employees, foreign regulatory bodies, foreign national telecommunications authorities and foreign persons generally. Commercial communications satellites and certain related items, technical data and services are on the United States Munitions List and are subject to the Arms Export Control Act and the International Traffic in Arms Regulations. Export jurisdiction over these products and services resides in the U.S. Department of State. Other Loral exports are subject to the jurisdiction of the U.S. Department of Commerce, pursuant to the Export Administration Act and the Export Administration Regulations.
U.S. Government licenses or other approvals generally must be obtained before satellites and related items, technical data and services are exported and may be required before they are re-exported or transferred from one foreign person to another foreign person. For example, U.S. Government licenses or approvals generally will have to be obtained for the transfer of technical data and defense services between Loral and Telesat, and between Telesat and its U.S. subsidiaries. There can be no assurance that such licenses or approvals will be granted. Also, licenses or approvals may be granted with limitations, provisos or other requirements imposed by the U.S. Government as a condition of approval, which may affect the scope of permissible activity under the license or approval.
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

Satellite Services
Telecommunications Regulation
As an operator of a global satellite system, Telesat is regulated by government authorities in Canada, the United States and other countries in which it operates and is subject to the frequency and orbital slot coordination process of the International Telecommunication Union (“ITU”). Telesat’s ability to provide satellite services in a particular country or region is subject also to the technical constraints of its satellites, international coordination, local regulation and licensing requirements.
Canadian Regulatory Environment
Telesat’s operations are subject to regulation and licensing by Industry Canada pursuant to the Radiocommunication Act (Canada) and by the Canadian Radio-Television and Telecommunications Commission (“CRTC”), under the Telecommunications Act (Canada). Industry Canada has the authority to issue licenses, establish standards, assign Canadian orbital locations and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for Industry Canada has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses and to suspend or even revoke licenses. Telesat’s licenses to operate the Anik F and Nimiq satellites require it to comply with research and development and other industrial and public benefit commitments, to pay annual radio authorization fees, to provide all-Canada satellite coverage and to comply with foreign ownership restrictions.
The Canadian foreign ownership and control restrictions, with which Telesat must comply as a condition of its Industry Canada licenses, are set out in regulations under the Radiocommunication Act and in Industry Canada policies. These require Telesat to be Canadian owned and controlled within the meaning of those regulations and various other provisions of Canadian telecommunications law and policy. The government of Canada in March 2010 announced that it is proposing to remove the existing restrictions on foreign ownership of Canadian satellites. Legislation to implement the government’s proposal has not yet been introduced, however, and, if introduced, there is no assurance as to exactly what changes will be proposed, whether in fact such legislation will be adopted and, if adopted, how current regulations governing the foreign ownership and control of satellites may be changed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Outlook” for further discussion of these proposed changes.
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
The Canadian Government opened Canadian satellite markets to foreign-licensed satellite operators as part of its 1998 World Trade Organization (“WTO”) commitments to liberalize trade in basic telecommunications services, with the exception of direct-to-home (“DTH”) television services that are provided through FSS or DBS facilities. In September 2005, the Canadian Government revised its satellite-use policy to permit the use of foreign-licensed satellites for digital audio radio services in Canada. Further liberalization of the policy may occur and could result in increased competition in Canadian satellite markets. On June 13, 2007, Industry Canada announced that Telesat would be awarded five new licenses for Canadian satellite spectrum and rights to the related orbital positions. At that time, Industry Canada also announced that another Canadian-licensed satellite operator, Ciel, would be awarded seven new spectrum licenses. Ciel subsequently declined one of its licenses, which was subsequently awarded to Telesat.
The Telecommunications Act authorizes the CRTC to regulate various aspects of the provision of telecommunications services by Telesat and other telecommunications service providers. Since the passage of the Act in 1993, the CRTC has gradually forborne from regulating an increasing number of services provided by regulated companies. As of March 1, 2000, coincident with the end of Telesat’s FSS monopoly in Canada, the CRTC abandoned rate-of-return regulation of Telesat’s FSS services and no longer requires it to file tariffs in respect of these services. Under the current regulatory regime, Telesat has pricing flexibility subject to a price ceiling of CAD 170,000 per transponder per month on certain full period FSS services offered in Canada under minimum five-year arrangements. Telesat’s DBS services offered within Canada are also subject to CRTC regulation, but have been treated as distinct from its fixed satellite services and facilities. To date, Telesat has sought and received CRTC approval of customer agreements relating to the sale of capacity on all Nimiq DBS satellites, including the rates, terms and conditions of service set out therein. Section 28(2) of the Telecommunications Act provides that the CRTC may allocate satellite capacity to particular broadcasting undertakings if it is satisfied that the allocation will further the implementation of the broadcasting policy for Canada.

Telesat was originally established by the Government of Canada in 1969, under the Telesat Act. As part of the Canadian government’s divestiture of its shares in Telesat, pursuant to the Telesat Reorganization and Divestiture Act (1991), or the Telesat Divestiture Act, Telesat was continued on March 27, 1992 as a business corporation under the Canada Business Corporations Act, the Telesat Act was repealed and the Government sold its shares in Telesat. Under the Telesat Divestiture Act, Telesat remains subject to certain special conditions and restrictions. The Telesat Divestiture Act provides that no legislation relating to the solvency or winding-up of a corporation applies to Telesat and that its affairs cannot be wound up unless authorized by an Act of Parliament. In addition, Telesat and its shareholders and directors cannot apply for Telesat’s continuation in another jurisdiction or dissolution unless authorized by an Act of Parliament.
United States Regulatory Environment
The Federal Communications Commission, or FCC, regulates the provision of satellite services to, from or within the United States. Certain of Telesat’s satellites are owned and operated through a US subsidiary and are regulated by the FCC.
Telesat has chosen to operate its US-authorized satellites on a non-common carrier basis, and it is not subject to rate regulation or other common carrier regulations enacted under the US Communications Act of 1934. Telesat pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the FCC for interstate/international telecommunications, and Telesat must contribute funds supporting the FCC’s Universal Service Fund, or USF, with respect to eligible United States telecom revenues on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is currently set at 14.1% for the first quarter of 2010. At the present time, the eligible revenue to determine USF contributions excludes revenue from bare transponder capacity (space segment only agreements).
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
Telesat, through its U.S. subsidiary, Skynet Satellite Corporation, has FCC authorization for two existing U.S.-licensed satellites which operate in the Ku-band: Telstar 12 at 15° WL and Telstar 11N at 37.55° WL.
To facilitate the provision of FSS satellite services in C- and Ku-band frequencies in the United States market, foreign licensed operators may apply to have their satellites placed on the FCC’s Permitted Space Station List. Telesat’s Anik Fl, Anik Fl-R, Anik F2 and Anik F3 satellites are currently on this list. The FCC Order placing Anik F2 on the list also approved Telesat’s application to use Ka-band capacity on this satellite to provide two-way broadband communications services in the United States.
The United States made no WTO commitment to open its DTH, DBS or digital audio radio services to foreign competition, and instead indicated that provision of these services by foreign operators would be considered on a case-by-case basis, based on an evaluation of the effective competitive opportunities open to United States operators in the country in which the foreign satellite was licensed (i.e., an ECO-sat test) as well as other public interest criteria. While Canada currently does not satisfy the ECO-sat test in the case of DTH and DBS service, the FCC has found, in a number of cases, that provision of these services into the United States using Canadian-licensed satellites would provide significant public interest benefits and would therefore be allowed. United States service providers, Digital Broadband Applications Corp., DIRECTV and EchoStar, have all received FCC approval to access Canadian-authorized satellites under Telesat’s direction and control in Canadian-licensed orbital locations to provide DTH-FSS or DBS service into the United States.

The approval of the FCC for the Telesat transaction was conditioned upon compliance by Telesat with commitments made to the Department of Justice, the Federal Bureau of Investigation and the Department of Homeland Security relating to the availability of certain records and communications in the United States in response to lawful United States law enforcement requests for such access.
Regulation Outside Canada and the United States
Telesat also operates satellites through licenses granted by countries other than Canada and the United States.
The Brazilian national telecommunications agency, ANATEL, has authorized Telesat, through its subsidiary, Telesat Brasil Capacidade de Satelites Ltda. (TBCS), to operate a Ku-band FSS satellite at the 63° WL orbital location. In December 2008, TBCS entered into a new 15-year Concession Agreement with ANATEL which requires TBCS to dedicate a minimum amount of bandwith to serve Brazil until 2014. After May 2014, this requirement will be removed. The Concession Agreement obligates TBCS to operate the satellite in accordance with Brazilian telecommunications law and contains provisions to enable ANATEL to levy fines for failure to perform according to the Concession terms. Brazil also has a Universal Service Fund (“FUST”) to subsidize the cost of telecommunications service in Brazil. The sale of “bare transponder capacity” in Brazil, however, which is TBCS’ primary business, is not considered a telecommunications service and revenues from such sales are not assessable for contributions to the fund.
Telesat, through its subsidiary Telesat Satellite LP, owns Telstar 18, which operates at the 138° EL orbital location under an agreement with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga. APT is the direct interface with these regulatory bodies. Because Telesat gained access to this orbital location through APT, there is greater uncertainty with respect to its ability to maintain access to this orbital location for replacement satellites.
In addition to regulatory requirements governing the use of orbital locations, most countries regulate transmission of signals to and from their territory. Telesat has landing rights in more than 140 countries worldwide.
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
In accordance with the ITU Radio Regulations, as noted above, the Canadian and other governments have rights to use certain orbital locations and frequencies. These governments have in turn authorized Telesat to use several orbital locations and radio frequencies in addition to those used by its current satellites. Under the ITU Radio Regulations, Telesat must begin using these orbital locations and frequencies within a fixed period of time, or the governments in question would lose their priority rights and the orbital location and frequencies likely would become available for use by another satellite operator.
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

In the event disputes arise during the coordination process or thereafter, the ITU Radio Regulations do not contain a mandatory dispute resolution mechanism or an enforcement mechanism. Rather, the rules invite a consensual dispute resolution process for parties to reach a mutually acceptable agreement. Neither the rules nor international law provide a clear remedy for a party where this voluntary process fails. Some of Telesat’s satellites have been coordinated and registered in the MIFR and therefore enjoy priority over all later-filed requests for coordination and any non-conforming uses. In other cases, entry into the MIFR is still pending. While the ITU Radio Regulations, however, set forth procedures for resolving disputes, as a practical matter, there is no mandatory dispute resolution and no mechanism by which to enforce an agreement or entitlement under the rules.
Although non-governmental entities, including Telesat, participate at the ITU, only national administrations have full standing as ITU members. Consequently, Telesat must rely on the government administrations of Canada, the United States, Brazil, Tonga, the United Kingdom and China (respectively, Industry Canada, the FCC, ANATEL, the Tonga administration, OFCOM and MII through APT) to represent its interests in those jurisdictions, including filing and coordinating orbital locations within the ITU process with the national administrations of other countries, obtaining new orbital locations and resolving disputes through the consensual process provided for in the ITU’s rules.
PATENTS AND PROPRIETARY RIGHTS
Satellite Manufacturing
SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 170 patents in the United States and has applications for nine patents pending in the United States. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspection technology. The SS/L patents that are currently in force expire between 2010 and 2025.
Satellite Services
As of December 31, 2009 Telesat had eleven patents, all in the United States. These patents expire between 2016 and 2021.
There can be no assurance that any of the foregoing pending patent applications will be issued. Moreover, there can be no assurance that infringement of existing third party patents has not occurred or will not occur. Additionally, because the U.S. and Canadian patent application process is confidential, there can be no assurance that third parties, including competitors, do not have patents pending that could result in issued patents which we or Telesat would infringe. In such event, to obtain a license from a patent holder, royalties would have to be paid, which would increase the cost of doing business. Moreover, in the case of SS/L, it would be required to refund money to customers for components that are not useable as a result of such infringement or redesign its products in a manner to avoid infringement. SS/L may also be required under the terms of its customer contracts to indemnify its customers for related damages.
RESEARCH AND DEVELOPMENT
Satellite Manufacturing
SS/L’s research and development expenditures involve the design, experimentation and the development of space and satellite products. Research and development costs are expensed as incurred. SS/L’s research and development costs were $23 million for 2009, $35 million for 2008 and $37 million for 2007, respectively, and are included in selling, general and administrative expenses.
Satellite Services
Telesat’s research and development expenditures are incurred for the studies associated with advanced satellite system designs, and experimentation and development of space, satellite and ground communications products. This also includes the development of innovative and cost effective satellite applications for sovereignty, defense, broadcast, broadband and enterprise services segments. Telesat has undertaken proof-of-concept interactive broadband technologies trials to provide much needed health, education, government and other applications to remote and under-served areas. Telesat continues to research advanced compression and transmission technology to support HDTV and other advanced television services and evaluate technology on behalf of the World Broadcast Union and European Space Agency.

FOREIGN OPERATIONS
Loral’s revenues from foreign customers, primarily in Europe, Canada and Asia represented 46%, 30% and 20% of our consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.
Satellite Manufacturing
SS/L’s revenues from foreign customers, primarily in Europe, Canada and Asia represented 46%, 29% and 16% of SS/L revenues for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, substantially all of our long-lived assets were located in the United States. See Item 1A — Risk Factors below for a discussion of the risks related to operating internationally. See Note 15 to the Loral consolidated financial statements for detail on our domestic and foreign sales.
Satellite Services
Telesat’s revenues from non-U.S. customers, primarily in Canada, Asia, Europe and Latin America represented 68% and 66% of its consolidated revenues for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, substantially all of its long-lived assets were located outside of the United States, primarily in Canada, with the exception of in-orbit satellites.
EMPLOYEES
As of December 31, 2009, Loral had approximately 2,400 full-time employees and approximately 150 contract employees, none of whom are subject to collective bargaining agreements. Almost all of the foregoing employees are employed in the satellite manufacturing segment. We consider our employee relations to be good.
As of December 31, 2009, Telesat, including subsidiaries, had 500 full and part time employees, approximately 2% of whom are subject to collective bargaining agreements. Telesat considers its employee relations to be good.
OTHER
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
AVAILABLE INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our web site, www.loral.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Copies of these documents also are available in print, without charge, from Loral’s Investor Relations Department, 600 Third Avenue, New York, NY 10016. Loral’s web site is an inactive textual reference only, meaning that the information contained on the web site is not part of this report and is not incorporated in this report by reference.
Item 1A.  Risk Factors
I.  Financial and Telesat Investment Risk Factors
Our revenues and profitability may be adversely affected by the sustained global financial downturn, and negative global economic conditions may have a material adverse effect on our customers and suppliers.
Since the end of 2007, worldwide economic conditions have deteriorated significantly affecting the global financial markets and have caused significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions in equity and currency values in financial markets and extreme volatility in credit, equity and fixed income markets and general economic uncertainty. Though markets improved in 2009, continuing adverse global economic conditions may have a material adverse effect on us due to potential insolvency of suppliers and customers, inability of customers to obtain financing for their satellites and transponder leases, decreased or delayed customer demand, delays in supplier performance and contract terminations. Our customers may not have access to capital or a willingness to spend capital on satellites and transponder leases, and/or their levels of cash liquidity with which to pay for satellites and transponder leases may be adversely affected. Further, the economic downturn may adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels and/or product quality, could cause them to raise prices or result in their ceasing operations. If global economic conditions remain uncertain or deteriorate further, we may experience a material adverse effect on our business, operating results and financial condition. These potential effects of the global financial situation are difficult to forecast and mitigate.

We have had a history of losses.
Although we had net income in 2009, in the past, we have had a history of losses. We incurred net losses of approximately $693 million and $87 million (not including the gain on the contribution of Loral Skynet to Telesat and related derivative gains of $194 million from financial commitments that locked in foreign exchange rates on debt that financed the Telesat transaction in 2007, and the tax effect of $78 million) for the years ended December 31, 2008 and 2007, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that Loral will continue to achieve profitability in the future.
The SS/L credit agreement is subject to financial and other covenants that must be met for SS/L to utilize the revolving facility.
On October 16, 2008, SS/L entered into a credit agreement with several banks and other financial institutions. The SS/L credit agreement provides for a $100 million senior secured revolving credit facility. The revolver is for a term of three years, maturing on October 16, 2011. This credit agreement contains certain covenants, both financial and non-financial, which SS/L must be able to meet to draw on the revolver. The covenants include, among other things, a consolidated leverage ratio test, a consolidated interest coverage ratio test and restrictions on the incurrence of additional indebtedness, capital expenditures, investments, dividends or stock repurchases, asset sales, mergers and consolidations, liens, changes to the line of business and other matters customarily restricted in such agreements. While SS/L has been in compliance with all covenants to date, there can be no assurance that SS/L will be able to meet its covenant requirements in the future and maintain the availability to use the revolver. SS/L’s liquidity would be materially and adversely affected if it is unable to do so.
We are projecting negative cash flow for 2010, and there can be no assurance that we will have sufficient funds to meet our cash requirements in the future.
Although our projections for 2010 reflect negative cash flows, mainly due to growth in orbital receivables and capital expenditures, we expect to have sufficient funds to meet our cash requirements in 2010. There can be no assurance, however, that we will have sufficient funds to meet our cash requirements in future years beyond 2010. If we do not have sufficient funds, SS/L will be required to borrow under its credit agreement or we will have to obtain new financing, either in the form of debt or equity, to increase our cash availability. In light of current market conditions, there can be no assurance that we will be able to obtain such financing on favorable terms, if at all. If we are not successful in obtaining such financing, our ability to manage unforeseen cash requirements, to meet contingencies and to fund growth opportunities will be materially and adversely affected.
Loral Space & Communications Inc., the parent company, is a holding company with no current operations; we are dependent on cash flow from our operating subsidiaries and affiliates to meet our financial obligations.
The parent company is a holding company with four primary assets, its equity interest in its wholly-owned subsidiary, SS/L, its equity interests in its affiliates, Telesat and XTAR and its ownership of the Canadian payload on the ViaSat-1 satellite. Other than the Canadian payload on ViaSat-1, the parent company has no independent operations or operating assets and has ongoing cash requirements that as of December 31, 2009 include approximately $40 million of additional expenditures expected to be incurred in 2010 and 2011 to complete the Canadian payload on ViaSat-1 and related gateway infrastructure. The ability of SS/L, Telesat and XTAR to make payments or distributions to the parent company, whether as dividends or as payments under applicable management agreements or otherwise, will depend on their operating results, including their ability to satisfy their own cash flow requirements and obligations including, without limitation, their debt service obligations. Moreover, covenants contained in the debt agreements of SS/L and Telesat impose substantial limitations on their ability to dividend funds to the parent company. Even if the applicable debt covenants would permit Telesat to pay dividends, the parent company will not have the ability to cause Telesat to do so. See below “While we own 64% of Telesat on an economic basis, we own only 33 1/3% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors.” Likewise, any dividend payments by XTAR would require the prior consent of our Spanish partner in the joint venture.
The parent company earns a management fee of $5 million a year from Telesat. Telesat’s loan documents permit this management fee from Telesat to be paid to the parent company only in the form of notes, with such fee becoming payable in cash only at such time that Telesat meets certain financial performance criteria set forth in the loan documents. We do not expect Telesat to be able to meet these criteria in the next year.

SS/L pays the parent company a management fee of $1.5 million in cash each year. The parent company also allocates a portion of its annual overhead expenses to SS/L. The parent company required SS/L to make overhead expense allocation payments to it in 2009. The SS/L credit agreement restricts these overhead expense allocation payments to an amount not to exceed $15 million in any fiscal year and imposes a liquidity restriction that must be met for SS/L to make such payment. The SS/L credit agreement also limits loans by SS/L to the parent company. There can be no assurance that SS/L will be permitted to make expense allocation payments or loans to the parent company in the future.
While we own 64% of Telesat on an economic basis, we own only 33 1/3% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors.
Because of Canadian foreign ownership restrictions, while we own 64% of the economic interests of Telesat, we hold only 33 1/3% of its voting interests and cannot hold additional voting power in Telesat absent a change in law. Although the government of Canada announced in March 2010 that it is proposing to remove the existing restrictions on foreign ownership of Canadian satellites, legislation to implement the government’s proposal has not yet been introduced, and, if introduced, there is no assurance as to exactly what changes will be proposed, whether in fact such legislation will be adopted and, if adopted, how current laws and regulations governing the foreign ownership and control of satellites may be changed. Even if changes in law and regulations are effected to allow us to own more voting stock of Telesat Holdco than we currently own, we would still be subject to our shareholders agreement with PSP. Under our shareholders agreement, the governance and management of Telesat is vested in its 10-member Board of Directors, comprised of three Loral appointed directors, three PSP appointed directors and four independent directors, two of whom also own Telesat shares with nominal economic value and 30% and 6 2/3% of the voting interests for Telesat directors, respectively. While we own a greater voting interest in Telesat than any other single stockholder with respect to election of directors and we and PSP, which owns 30% of the voting interests for directors and 66 2/3% of the voting interests for all other matters, together own a majority of Telesat’s voting power, circumstances may occur where our interests and those of PSP diverge or are in conflict. In that case, PSP, with the agreement of at least three of the four independent directors may, subject to veto rights that we have under Telesat’s shareholders agreement, cause Telesat to take actions contrary to our wishes. These veto rights are, however, limited to certain extraordinary actions — for example, the incurrence of more than $100 million of indebtedness or the purchase of assets at a cost in excess of $100 million. Moreover, our right to block these actions under the shareholders agreement falls away if, subject to certain exceptions, either (i) ownership or control, directly or indirectly by Dr. Mark H. Rachesky (President of MHR Fund Management LLC, or MHR, which, through its affiliated funds is our largest stockholder) of our voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of Loral’s board of directors over a consecutive two-year period.
Our equity investment in Telesat may be at risk because of Telesat’s leverage.
At December 31, 2009, Telesat had outstanding indebtedness of CAD 3.0 billion and additional borrowing capacity of CAD 153 million under its revolving facility, based on a U.S. dollar/Canadian dollar exchange rate of $1.00/CAD 1.0532. Approximately CAD 2.1 billion of this total borrowing capacity is debt that is secured by substantially all of the assets of Telesat. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat.
As of December 31, 2009, Telesat had indebtedness of $2.1 billion which bears interest at variable rates. If market interest rates were to rise, this would result in higher debt service requirements. To alleviate a portion of this risk, in 2007 Telesat entered into interest rate swaps that converted $600 million of its outstanding floating U.S. dollar debt and CAD 630 million of its outstanding Canadian dollar debt into fixed rate debt for periods extending into 2010 and 2011. In 2009, Telesat extended the maturity of the existing CAD 630 million floating to fixed interest rate swaps to October 2014 and entered into an additional delayed-start floating to fixed CAD 300 million interest rate swap maturing in October 2014.
Telesat’s indebtedness includes $1.7 billion that is denominated in U.S. dollars and is unhedged with respect to foreign exchange rates. Unfavorable exchange rate changes could affect Telesat’s ability to repay or refinance this debt.
A breach of the covenants contained in any of Telesat’s loan agreements, including without limitation, a failure to maintain the financial ratios required under such agreements, could result in an event of default. If an event of default were to occur, Telesat’s lenders would be able to accelerate repayment of the related indebtedness, and it may also trigger a cross default under other Telesat indebtedness. If Telesat is unable to repay its secured indebtedness when due (whether at the maturity date or upon acceleration as a result of a default), the lenders will have the right to proceed against the collateral granted to them to secure such indebtedness, which consists of substantially all of the assets of Telesat and its subsidiaries. Telesat’s ability to make payments on, or repay or refinance, its debt, will depend largely upon its future operating performance. In the event that Telesat is not able to service its indebtedness, there would be a material adverse effect on the value of our equity investment in Telesat.

Telesat also has CAD 141 million of 7% (8.5% following a performance failure) senior preferred stock that may be redeemed by the holders thereof commencing October 31, 2019. This preferred stock enjoys rights of priority over the Telesat equity securities held by us.
Certain asset sales by Telesat may trigger material adverse tax consequences for us.
Upon completion of the Telesat transaction, we deferred a tax gain of approximately $308 million arising from the contribution by Loral Skynet to Telesat of substantially all of its assets and related liabilities. If Telesat were to sell or otherwise dispose of substantially all of such contributed assets in one or more taxable transactions prior to November 1, 2012, we would be required to recognize this deferred gain with retroactive effect to 2007, resulting in additional tax liability to us of approximately $119 million plus interest. Telesat has agreed that prior to November 1, 2012, without our prior consent, it will not dispose of assets having a value, whether individually or in the aggregate, in excess of $50 million if such disposition would, in our reasonable determination, result in an adverse tax consequence to us. If we were to exercise this veto right and prevent Telesat from consummating such an asset sale, it may, however, adversely affect the value of our investment in Telesat.
The Telesat information in this report is based solely on information provided to us by Telesat.
Because we do not control Telesat, we do not have the same control and certification processes with respect to the information contained in this report on our satellite services segment that we have for the reporting on our satellite manufacturing segment. We are also not involved in managing Telesat’s day to day operations. Accordingly, the Telesat information contained in this report is based solely on information provided to us by Telesat and has not been separately verified by us.
Telesat’s financial results and our U.S. dollar reporting of Telesat’s financial results will be affected by volatility in the Canadian/U.S. dollar exchange rate.
Portions of Telesat’s revenue, expenses and debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate may have a negative impact on Telesat’s financial results and affect the ability of Telesat to repay or refinance its borrowings.
Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. Loral reports its investment in Telesat using the equity method of accounting. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how our financial results as they relate to Telesat are reported in our consolidated financial statements. There was a significant movement in US$/CAD exchange rates during 2009; the exchange rate moved from US$1.00/CAD 1.2188 at December 31, 2008 to US$1.00/CAD 1.0532 at December 31, 2009.
Our potential indebtedness makes us vulnerable to adverse developments.
On October 16, 2008, SS/L entered into a $100 million secured credit agreement that contains financial and non-financial covenants under which SS/L must operate if it is to maintain the availability of the facility. As of December 31, 2009, there were no borrowings under this facility, and there are currently no restrictions on the parent company incurring additional indebtedness. If new debt is added, such indebtedness could impose additional restrictive covenants. The incurrence of the SS/L debt and any additional significant debt that we may incur would make us vulnerable to, among other things, adverse changes in general economic, industry and competitive conditions.
XTAR has not generated sufficient revenues to meet all of its contractual obligations, which are substantial.
XTAR’s take-up rate in its service has been slower than anticipated. As a result, it has deferred certain payments owed to us, Hisdesat and Telesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite. These lease obligations were $23 million in 2009 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite, which is estimated to be in 2021. In addition, XTAR has entered into an agreement with Hisdesat whereby the past due balance on the Spainsat transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, became payable to Hisdesat over 12 years through annual payments of $5 million. XTAR’s lease and other obligations to Hisdesat, which will aggregate in excess of $376 million over the life of the satellite, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these obligations, as well as payments of other amounts owed to us, Hisdesat and Telesat in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these obligations will continue to accrue and grow, which may have a material and adverse effect on our equity interest in XTAR. As of December 31, 2009, $1.3 million was due to Loral from XTAR.

Significant changes in discount rates, actual investment return on pension assets and other factors could affect our statement of operations, equity and pension contributions in future periods.
Our statement of operations may be positively or negatively affected by the amount of expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles in the United States (GAAP) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators may result in changes in the assumptions we use. The most significant year-end assumptions used to estimate pension or other postretirement expense for the following year are the discount rate, the expected long-term rate of return on plan assets and expected future medical inflation. In addition, we are required to make an annual measurement of plan assets and liabilities and, at the time of the measurement, we may be required to take a significant charge to equity through a reduction to other comprehensive income. For a discussion regarding how our financial statements may be affected by pension and other postretirement plan accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Matters — Pensions and other employee benefits.” During 2009, we recorded expense of $21.9 million related to pension and other postretirement benefit plans and made $24.5 million in employer contributions. During 2010, based upon current estimates, we expect to expense approximately $18.9 million related to pension and other postretirement benefit plans and make approximately $28.9 million in employer contributions. Our expense and contributions in the future will depend, among other things, on the key economic factors underlying these assumptions.
We expect significant increases in funding requirements subsequent to 2010. While fluctuations in the value of pension assets will increase or decrease annual pension costs, additional asset decreases like those experienced during 2008 could further increase future expenses recognized in our statement of operations and increase, typically over seven years, the requirement for future cash contributions by us.
II.  Segment Risk Factors
•	Risk Factors Associated With Satellite Manufacturing
The satellite manufacturing market is highly competitive and fixed costs are high.
SS/L competes with companies such as Lockheed Martin, Boeing and Orbital Sciences in the United States, Thales Alenia Space and EADS Astrium in Europe and Mitsubishi Electric Corp. in Japan, nearly all of which are larger and better capitalized than we are. SS/L may also face competition in the future from emerging low-cost competitors in India, Russia and China. The number of annual satellite manufacturing awards varies and is difficult to predict. In addition, U.S. satellite manufacturers must comply with U.S. export control and other federal regulations that put them at a disadvantage when competing for foreign customers. Moreover, as a result of our interest in Telesat, SS/L may experience difficulty in obtaining orders from certain customers engaged in the satellite services business who compete with Telesat. Our financial performance is dependent on SS/L’s ability to generate a sustainable order rate and to continue to increase its backlog. The satellite manufacturing industry has suffered from substantial overcapacity worldwide for a number of years, resulting in extreme competitive pressure on pricing and other material contractual terms, such as those allocating risk between the manufacturer and its customers. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reduced margins and increased assumption of risk by manufacturers such as SS/L.
SS/L is a large-scale systems integrator, requiring a large staff of highly-skilled and specialized workers, as well as specialized manufacturing and test facilities in order to perform under its satellite construction contracts. In order to maintain its ability to compete as one of the leading prime contractors for technologically advanced space satellites, SS/L must continuously retain the services of a core group of specialists in a wide variety of disciplines for each phase of the design, development, manufacture and testing of its products, thus reducing SS/L’s flexibility to take action to reduce workforce costs in the event of a slowdown or downturn in its business. Further, SS/L’s ability to compete is dependent upon its maintaining specialized manufacturing and test facilities with fixed costs that cannot be adjusted to account for significant variance in production requirements or economic conditions.

SS/L’s contracts are subject to adjustments, cost overruns and termination.
SS/L’s major contracts are firm fixed-price contracts under which work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred. While cost savings under these fixed-price contracts result in gains to SS/L, cost increases result in reduction of profits or increase of losses, borne solely by SS/L. Under such contracts, SS/L may receive progress payments, or it may receive partial payments upon the attainment of certain program milestones. If performance on these milestones is delayed, SS/L’s receipt of the corresponding payments will also be delayed. As the prime contractor, SS/L is generally liable to its customer for schedule delays and other non-performance by SS/L’s suppliers, which may be largely outside of its control.
Non-performance may increase costs and subject SS/L to damage claims from customers and termination of the contract for SS/L’s default. SS/L’s contracts contain detailed and complex technical specifications to which the satellite must be built. It is very common that satellites built by SS/L do not conform in every single respect to, and contain a small number of minor deviations from, the technical specifications. Customers typically accept the satellite with such minor deviations. In the case of more significant deviations, however, SS/L may incur increased costs to bring the satellite within or close to the contractual specifications or a customer may exercise its contractual right to terminate the contract for default. In some cases, such as when the actual weight of the satellite exceeds the specified weight, SS/L may incur a predetermined penalty with respect to the deviation. As of March 12, 2010, SS/L and a customer have agreed to suspend final construction of a satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. The customer has also stated that it is currently evaluating potential alternative uses for the satellite. There can be no assurance that a dispute will not arise as to whether the satellite meets its technical performance specifications or if such a dispute did arise that SS/L would prevail. See Note 14 to the Loral consolidated financial statements for further detail on this matter.
A failure by SS/L to deliver a satellite to its customer by the specified delivery date, which may result from factors beyond SS/L’s control, such as delayed performance or non-performance by its subcontractors or failure to obtain necessary governmental licenses for delivery, would also be harmful to SS/L unless mitigated by applicable contract terms, such as excusable delay. As a general matter, SS/L’s failure to deliver beyond any contractually provided grace period would result in the incurrence of liquidated damages by SS/L, which may be substantial, and if SS/L is still unable to deliver the satellite upon the end of the liquidated damages period, the customer will generally have the right to terminate the contract for default. If a contract is terminated for default, SS/L would be liable for a refund of customer payments made to date, and could also have additional liability for excess re-procurement costs and other damages incurred by its customer, although SS/L would own the satellite under construction and attempt to recoup any losses through resale to another customer. A contract termination for default could have a material adverse effect on SS/L and us. As of March 12, 2010, SS/L has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer may terminate the contract for default. See Note 14 to the Loral consolidated financial statements for further detail on this contract.
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
Certain of SS/L’s customers are highly leveraged and may not fulfill their contractual payment obligations to SS/L.
Historically, SS/L’s customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, however, SS/L has added commercial customers that are highly leveraged, as well as those in the development stage that are only partially funded. There is a risk that these customers will be unable to meet their payment obligations to SS/L under their construction contracts. This risk is increased due to the current economic conditions. For example, in 2009, two of SS/L’s customers filed for chapter 11 bankruptcy protection. For further details about the effect on SS/L of these bankruptcies, see Note 14 to the Loral consolidated financial statements. A customer’s inability to fulfill its payment obligations to SS/L may materially and adversely affect SS/L’s cash flows and liquidity.

Moreover, many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts may require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. To the extent that SS/L provides vendor financing to customers, its financial exposure is further increased. In some cases, these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, in some cases, with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that they will be able to fulfill their payment obligations under their contracts with SS/L. As of December 31, 2009, SS/L had recorded orbital receivables of $240 million, of which $32 million was from these companies.
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
SS/L records the present value of orbital payments as revenue during the construction of the satellite. SS/L generally receives the present value of these incentive payments if there is a launch failure or a failure caused by customer error. SS/L forfeits some or all of these payments, however, if the loss is caused by satellite failure or as a result of its own error. As of December 31, 2009, SS/L had recorded orbital receivables of $240 million. Since these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. See above “SS/L’s contracts are subject to adjustments, cost overruns and termination.”
Some of SS/L’s contracts provide that SS/L may be liable to a customer for penalty payments under certain circumstances, including late delivery, or that a portion of the price paid by the customer is subject to “warranty payback” in the event satellite anomalies were to develop (see Note 14 to the Loral consolidated financial statements). These contingent liabilities are not insured by SS/L. We have recorded reserves in our financial statements based on our current estimates of SS/L’s warranty liabilities. There is no assurance that SS/L’s actual liabilities to its customers in respect of these warranty liabilities will not be greater than the amount reserved.
Some satellites built by SS/L, including one satellite operated by Telesat, have experienced minor losses of power from their solar arrays.
Thirty of the satellites built by SS/L and launched since 1997 have experienced partial losses of power from their solar arrays. There can be no assurance that one or more will not experience an additional power loss that could lead to a loss of transponder capacity and performance degradation. A partial or complete loss of a satellite could result in an incurrence of warranty payments by, or a loss of orbital incentive payments to, SS/L. SS/L has implemented remediation measures that SS/L believes will reduce this type of anomaly for satellites launched after June 2001. For further details see Note 14 to the Loral consolidated financial statements.
Some satellites built by SS/L have the same design as another SS/L-built satellite that has experienced a partial failure.
In November 2004, Galaxy 27 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. In June 2008, Galaxy 26 (formerly Telstar 6) experienced a similar anomaly which caused the loss of power to one of the satellite’s solar arrays. Three other satellites manufactured by SS/L for other customers have designs similar to Galaxy 27 and Galaxy 26 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in the incurrence of warranty payments by SS/L of up to $3.3 million, of which $0.8 million has been accrued as of December 31, 2009.

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
Some of our customers and potential customers, along with insurance underwriters and brokers, have asserted that U.S. export control laws and regulations governing disclosures to foreign persons excessively restrict their access to information about the satellite during construction and on-orbit. OFAC sanctions and requirements may also limit certain business opportunities or also delay or restrict our ability to contract with potential foreign customers or operators. To the extent that our non-U.S. competitors are not subject to these export control or economic sanctions laws and regulations, they may enjoy a competitive advantage with foreign customers, and, to the extent that our foreign competitors continue to gain market share, it could become increasingly difficult for the U.S. satellite manufacturing industry, including SS/L, to recapture this lost market share. For example, one of our European competitors, Thales Alenia Space, is offering “ITAR-free” telecommunications satellites, that purport to contain no components obtained from United States sources that are subject to the export and re-export limitations imposed by the U.S. International Traffic in Arms Regulations or ITAR. Customers concerned over the possibility that the U.S. government may deny the export license necessary for SS/L to deliver to them their purchased satellite, or the restrictions or delays imposed by the U.S. government licensing requirements even where an export license is granted, may elect to choose a purportedly “ITAR-free” satellite over an SS/L satellite. We are further disadvantaged by the fact that an “ITAR-free” satellite may be launched in China on the substantially cheaper Chinese Long March rocket, a launch vehicle that, because of ITAR restrictions, is not available to SS/L or other suppliers subject to ITAR restrictions.
The recent trend toward industry consolidation in the satellite services industry may adversely affect us; we do not control satellite procurement decisions at Telesat.
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
We do not control satellite procurement decisions at Telesat, and there can be no assurance that Telesat will purchase additional satellites from SS/L. Moreover, any decision relating to the enforcement of existing or future satellite contracts between Telesat and SS/L will be made on arms length terms and, in certain cases, subject to approval by the disinterested directors of Telesat.
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
During its history, SS/L has provided financing to customers to enable it to win certain contracts. The financing has typically been in the form of orbital receivables, vendor financing, loans and direct investments in the customer. The SS/L Credit Agreement limits SS/L’s ability to provide customers with financing. If SS/L is unable to provide financing to a customer, it could lose the construction contract to a competitor that could provide financing.

SS/L relies on certain key suppliers whose failure or delayed performance would adversely affect us.
To build its satellites, SS/L relies on suppliers, some of whom are competitors of SS/L, to provide it with certain component parts. The number of suppliers capable of providing these components is limited, and in some cases, the supplier is in a sole source position based upon the unique nature of its product or customer requirement to procure components with proven flight heritage whenever possible. These suppliers are not all large, well-capitalized companies, and to the extent they were to experience financial difficulties, their ability to timely deliver to SS/L components that satisfy SS/L’s customer’s contractual specifications could be impaired. In the past, SS/L’s performance under its construction contracts with its customers has been adversely affected because of a supplier’s failure or delayed performance. As discussed above under “— SS/L’s contracts are subject to adjustments, cost overruns and termination,” a failure by SS/L to meet its contractual delivery requirements could well give rise to liquidated damage payments by SS/L and/or a customer’s termination of its construction contract with SS/L for default.
We face risks in conducting business internationally.
For the year ended December 31, 2009, approximately 46% of SS/L’s revenue was generated from customers outside of the United States. SS/L could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers that may be imposed on its services or by political and economic instability in the countries in which it conducts business. Almost all of SS/L’s contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay SS/L due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of SS/L customers to pay in U.S. dollars. If SS/L needs to pursue legal remedies against its foreign business partners or customers, it may have to sue them abroad where it could be difficult for SS/L to enforce its rights.
We rely on patents, trade secrets and know-how; infringement by SS/L of third party patents would increase our costs, and third parties may challenge our patents.
SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 170 patents in the United States and has applications for nine patents pending in the United States. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspection technology. The SS/L patents that are currently in force expire between 2010 and 2025. There can be no assurance that infringement of existing third party patents has not occurred or will not occur. In the event of infringement, we could be required to pay royalties to obtain a license from the patent holder, refund money to customers for components that are not useable or redesign our products to avoid infringement, all of which would increase our costs. We may also be required under the terms of our customer contracts to indemnify our customers for damages. Further, there is a risk that competitors could challenge or infringe SS/L’s patents.
•	Risk Factors Associated With Satellite Services
A substantial amount of Telesat revenues are derived from only a few of its customers. A loss of one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce Telesat future revenues and contracted backlog.
For the year ended December 31, 2009, Telesat’s top five customers together accounted for approximately 47% of its revenues. At December 31, 2009, Telesat’s top five backlog customers together accounted for approximately 88% of its backlog. If any of Telesat’s major customers chose to not renew their contracts at the expiration of the existing terms or sought to negotiate concessions, particularly on price, that could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services (or becoming unable to pay for services they had contracted to buy). In addition, the industries in which some of Telesat’s customers operate are undergoing significant consolidation, and Telesat’s customers may be acquired by other companies, including by its competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve.
Additionally, Telesat’s largest customer, Bell TV, is part of BCE. Since the Telesat transaction, Telesat is no longer a subsidiary of BCE or an affiliate of Bell TV and may have lost certain competitive advantages with respect to Bell TV. There is no guarantee that Bell TV will continue using Telesat’s services after the expiration of its current contracts.

Launch delays or failures may result in delays in operations.
Delays in launching satellites are not uncommon and result from construction delays, the unavailability of appropriate launch vehicles, launch failures and other factors. Delays in satellite launches would result in delays in Telesat’s revenues, could affect plans to replace an in-orbit satellite prior to the end of its useful life, could result in the expiration or cancellation of launch insurance, could result in the loss of orbital slot rights, termination of contracts by affected customers and a reduction in contracted backlog. Upon termination of a customer contract, Telesat would be required to refund any prepayments made to it by its terminating customer, which in the case of a major customer, may be substantial.
Satellite launches are risky, and some launch attempts have ended in complete or partial failure. A significant delay or launch failure of a Telesat satellite may have a material adverse effect on Telesat’s results of operations, business prospects and financial condition, which in turn would have a material adverse effect on our results and condition.
For example, the March 15, 2008 failure of a Proton rocket to lift its satellite payload to the appropriate orbit caused a delay in the planned launch of the Nimiq 4 satellite, originally scheduled to be launched on a Proton rocket in mid-2008. Although Nimiq 4 successfully launched in September 2008, the launch delay caused a delay in receipt of revenues from that satellite in 2008 and deferred the backlog run-off previously anticipated for Nimiq 4 in 2008. The launch of Telstar 14R, which is planned for mid-2011, may likewise also be delayed if the launch vehicle on which it is scheduled to be launched suffers a failure prior to the launch of Telstar 14R.
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
Some of Telesat’s satellites have had malfunctions and other anomalies, and in certain cases are currently operating using back-up components because of the failure of their primary components. If the back-up components fail, however, and Telesat is unable to restore capability through redundancy or other means, these satellites could lose capacity or be total losses. Any single anomaly or series of anomalies or other failure could cause Telesat’s revenues, cash flows and backlog to decline materially, could require it to recognize an impairment loss and could require Telesat to expedite its satellite replacement program, affecting its profitability and increasing its financing needs. It could also require Telesat to repay prepayments made by customers of the affected satellite. It could also result in a customer terminating its contract for service on the affected satellite. If the affected satellite involves one of Telesat’s major customers, there could be a material adverse effect on Telesat’s operations, prospects, results and financial condition, which in turn would adversely affect us.
It may be difficult to obtain full insurance coverage for satellites that have, or are part of a family of satellites that has, experienced problems in the past; moreover, not all satellite-related losses will be covered by insurance.
Telesat’s satellite insurance does not protect it against all satellite-related losses. For example, satellite insurance will not protect it against business interruption, lost revenues or delay of revenues. Telesat also does not have in-orbit insurance coverage for all of the satellites in its fleet. Telesat’s existing launch and in-orbit insurance policies include, and future policies are expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage arising from acts of war and other exclusions then customary in the industry. In addition, they typically exclude coverage for health-related problems affecting satellites that are known at the time the policy is written. To the extent Telesat experiences a launch or in-orbit failure that is not fully insured, or for which insurance proceeds are delayed or disputed, it may not have sufficient resources to replace the affected satellite.
Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. The loss of a satellite may have a material adverse effect on Telesat’s results of operations, business prospects and financial condition, which may not be adequately mitigated by insurance coverage.

Telesat competes for market share, customers and orbital slots.
A trend toward consolidation of major FSS providers has resulted in the creation of global competitors which are substantially larger than Telesat in terms of both the number of satellites they have in orbit as well as in terms of their revenues. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, and may have greater flexibility to restore service to their customers in the event of a partial or total satellite failure. Telesat also faces competition from regional operators, which may enjoy competitive advantages in their local markets. Telesat’s affiliation with us may also adversely affect its ability to compete for certain contracts, especially in its consulting services business. In addition, Telesat competes for local regulatory approval in places where more than one provider may want to operate and for scarce frequency assignments and a limited supply of orbital locations.
Telesat’s business is also subject to competition from ground based forms of communications technology. For many point-to-point and other services, the offerings provided by terrestrial companies can be more competitive than the services offered via satellite. New technology could also render satellite-based services less competitive by satisfying consumer demand in other ways. Telesat’s failure to compete effectively would result in, among other things, a loss of revenue and a decline in profitability, and a decrease in the value of its business.
Changes in the Canadian competitive environment could adversely affect Telesat.
A substantial portion of Telesat’s business is expected to continue in the Canadian domestic market. This market is characterized by increasing competition and rapid technological development among satellite providers. The Canadian regulatory framework has always required the use of Canadian-licensed satellites for the delivery of direct-to-home (“DTH”) programming in Canada. It is possible that this framework could change and allow non-Canadian satellite operators to compete for future business from DTH customers, which constitute some of Telesat’s major customers.
Industry Canada, the Canadian telecommunications authority, has authorized Telesat to operate at a number of orbital locations. Industry Canada has also awarded a number of licenses to a new Canadian satellite provider, Ciel Satellite Group, including licenses to spectrum suitable for providing a variety of satellite services to Canadian customers. Increased competition in Canada may adversely affect Telesat’s access rights to certain Canadian orbital locations, which in turn could adversely affect Telesat’s results of operations, business prospects and financial condition.
Telesat operates in a highly regulated industry and government regulations may adversely affect its business.
Telesat is subject to the laws of Canada and the United States and the telecommunications regulatory authorities of the Canadian government, primarily the Canadian Radio-Television and Telecommunications Commission, or CRTC, and Industry Canada, as well as those of the United States government, primarily the Federal Communications Commission, or FCC, the International Telecommunications Union, or the ITU, the European Union, Brazil and Isle of Man. It is also subject to the laws and regulations of other countries to, from or within which it provides services. Regulatory authorities can modify, withdraw or impose charges or conditions upon, or deny or delay action on applications for, the licenses Telesat needs for its business, including its access rights to orbital positions. Countries or regulatory authorities may adopt new laws, policies or regulations, change their interpretation of existing laws, policies or regulations or otherwise take actions in a manner that could adversely affect Telesat’s operations or revenues.
To prevent frequency interference, the regulatory process requires potentially lengthy and costly negotiations with third parties who operate or intend to operate satellites at or near the locations of Telesat satellites. These negotiations have resulted in financial concessions in the past and there can be no assurance that such concessions may not be required in the future. The failure to reach an appropriate arrangement with a third party having priority rights at or near one of Telesat’s orbital slots may result in substantial restrictions on the use and operation of its satellite at that location. For example, the Russian Satellite Communications Company (“RSCC”) has announced that it intends to launch a satellite to be operated at 14° WL, adjacent to the location of Telesat’s Telstar 12 satellite at 15° WL. RSCC’s ITU rights over certain frequencies at 14° WL have priority over Telesat’s use of these same frequencies in its operation of Telstar 12. Telesat is currently in frequency coordination discussions with RSCC. If Telesat fails to reach an appropriate arrangement with RSCC, it may result in restrictions on the use and operation of Telstar 12 which could materially restrict Telesat’s ability to earn revenue from Telstar 12 and any replacement satellite or may make a replacement satellite not economically viable.
In addition, while the ITU rules require later-in-time systems to coordinate with it, there can be no assurance that other operators will conduct their operations so as to avoid transmitting any signals that would cause harmful interference to the operation of Telesat’s satellites.
Failure to successfully coordinate Telesat’s satellites’ frequencies or to resolve other required regulatory approvals could have an adverse effect on its financial condition, as well as on the value of its business, which would in turn adversely affect us.

Telesat’s ability to replace one of its satellites is subject to additional risk and cannot be assured.
In addition to the risks with respect to Telesat’s ability to renew its licenses to orbital locations, there is also a specific risk with respect to Telesat being able to replace Telstar 18. Telesat operates Telstar 18 pursuant to agreements with APT Satellite Company Limited (“APT”) that has a license to use the orbital location controlled by the government of Tonga. Although Telesat’s agreement with APT provides Telesat with renewal rights with respect to a replacement satellite at this orbital location, there can be no assurance that renewal rights will be granted. Should Telesat be unsuccessful in obtaining renewal rights for the orbital location because of the control of the orbital location exercised by Tonga, or should Telesat otherwise fail to enter into agreements with APT with respect to such replacement satellite, all revenue obtained from Telstar 18 would cease and such loss of revenue could have a material adverse effect on Telesat’s results of operations and financial condition, which would in turn adversely affect us.
III. Other Risks
Third parties have significant rights with respect to our affiliates.
Third parties have significant rights with respect to, and we do not have control over management of, our affiliates. For example, Hisdesat enjoys substantial approval rights in regard to XTAR, our X-band joint venture. Also, while we own 64% of the participating shares of Telesat, we own only 33 1/3% of the voting power. The rights of these third parties and fiduciary duties under applicable law could result in others acting or failing to act in ways that are not in our best interest. While these entities are or have been customers of SS/L, due to these third party rights and the fiduciary duties of the boards of these entities, there can be no assurance that these entities will continue to be customers of SS/L, and SS/L does not expect to do business with these entities on other than fair and competitive terms.
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
As of December 31, 2009, various funds affiliated with MHR held approximately 39.9% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 59.0% of the common equity of Loral as of December 31, 2009. As of March 12, 2010, representatives of MHR occupy three of the nine seats on our board of directors (seven of which are currently occupied). In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Mark H. Rachesky, President of MHR, of our voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.
The future use of tax attributes is limited.
As of December 31, 2009, we had federal net operating loss carryforwards, or NOLs of approximately $478 million and state NOLs of various amounts that are available to offset future taxable income (see Notes 2 and 9 to the Loral consolidated financial statements for a description of the accounting treatment of such NOLs). As our reorganization on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these NOLs, as well as certain other tax attributes existing at such effective date, is subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests (whether common or preferred), as determined on any applicable testing date. We would be adversely affected by an additional “ownership change” if at the time of such change, our total equity value multiplied by the federal applicable long-term tax exempt rate which at December 31, 2009 was 4.16%, was less than $32.6 million. As of December 31, 2009, since our total equity value multiplied by the federal applicable long-term tax exempt rate was approximately $39.3 million an “ownership change” as of that date would have no adverse effect.

There is a thin trading market for our common stock.
Trading activity in our stock, which is listed on the NASDAQ National Market, has generally been light, averaging approximately 53,000 shares per day for the year ended December 31, 2009. Moreover, over 50% of our common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the common stock and non-voting common stock they hold in Loral that eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral common stock and non-voting common stock that would also, if exercised, eliminate such restrictions.
The market for our stock could be adversely affected by future issuance of significant amounts of our common stock.
As of December 31, 2009, 20,390,752 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were outstanding options to purchase 1,786,077 shares of our common stock, of which 1,692,327 were vested and exercisable and of which 93,750 will become vested and exercisable over the next three years. There were also 223,250 non-vested restricted stock units outstanding as of December 31, 2009. These restricted stock units, which may be settled either in cash or Loral stock at the Company’s option, vest over the next 2.5 years. As of December 31, 2009, 572,373 shares of our common stock were available for future grants under our stock incentive plan. The number of shares available for grant would be reduced if SS/L phantom stock appreciation rights are settled in Loral common stock. Moreover, we may further amend our stock incentive plan in the future to provide for additional increases in the number of shares available for grant thereunder.
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
Satellite Manufacturing
SS/L’s research, production and testing are conducted in SS/L-owned facilities covering approximately 564,000 square feet on 28 acres in Palo Alto, California. In addition, SS/L leases approximately 596,000 square feet of space on 38 acres from various third parties primarily in Palo Alto, Menlo Park and Mountain View, California. Management believes that the facilities for satellite manufacturing are sufficient for current operations.

Satellite Services
Telesat’s primary satellite control center is located at its headquarters building in Ottawa, Ontario which consists of approximately 212,000 rentable square feet on 10 acres. The headquarters building is co-owned by Telesat and a pension fund, each having a fifty percent interest as tenants-in-common. Telesat has an area in the headquarters building of approximately 112,000 rentable square feet pursuant to a lease which provides for a fifteen year term (terminable by Telesat at anytime after ten years upon two years notice), commencing February 1, 2009. The balance of the area in the headquarters building is occupied by third parties.
The Allan Park earth station, located northeast of Toronto, Ontario on 65 acres of land, houses a customer support center and a technical control center. This facility is also the back-up satellite control center and the main earth station complex. Allan Park’s role in Telesat’s operations has expanded as a result of the closure and subsequent sale in 2008 of Loral Skynet’s satellite control center in Hawley, Pennsylvania and the closure of its VSAT and Internet services management center in Rockville, Maryland.
In addition to these facilities, Telesat leases approximately 110,000 square feet of office space for teleport facilities, satellite control operations and for administrative and sales offices.
Item 3.  Legal Proceedings
We discuss certain legal proceedings pending against the Company in the notes to the Loral consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 14 to the Loral consolidated financial statements for this discussion.
Item 4.  (Removed and Reserved)
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)  Market Price and Dividend Information
Loral’s amended and restated certificate of incorporation provides that the total authorized capital stock of the Company is eighty million (80,000,000) shares consisting of two classes: (i) seventy million (70,000,000) shares of common stock, $0.01 par value per share (“Common Stock”), divided into two series, of which 50,000,000 shares are voting common stock (“Voting Common Stock”) and 20,000,000 shares are non-voting common stock (“Non-Voting Common Stock”) and (ii) ten million (10,000,000) shares of preferred stock, $0.01 par value per share. Each share of Voting Common Stock and each share of Non-Voting Common Stock are identical and are treated equally in all respects, except that the Non-Voting Common Stock does not have voting rights except as set forth in Article IV(a)(iv) of the amended and restated certificate of incorporation and as otherwise provided by law. Article IV(a)(iv) of Loral’s amended and restated certificate of incorporation provides that Article IV(a) of the amended and restated certificate of incorporation, which provides for, among other things, the equal treatment of the Non-Voting Common Stock with the Voting Common Stock, may not be amended, altered or repealed without the affirmative vote of holders of a majority of the outstanding shares of the Non-Voting Common Stock, voting as a separate class. Except as otherwise provided in the amended and restated certificate of incorporation or bylaws of Loral, each holder of Loral Voting Common Stock is entitled to one vote in respect of each share of Loral Voting Common Stock held of record on all matters submitted to a vote of stockholders.
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

Our Voting Common Stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral Voting Common Stock as reported on the NASDAQ National Market from January 1, 2008 through December 31, 2009.

	High	Low
Year ended December 31, 2009
Quarter ended December 31, 2009	$34.89	$24.74
Quarter ended September 30, 2009	29.06	19.27
Quarter ended June 30, 2009	34.83	19.75
Quarter ended March 31, 2009	22.90	8.90
Year ended December 31, 2008
Quarter ended December 31, 2008	$15.86	$6.04
Quarter ended September 30, 2008	18.81	13.29
Quarter ended June 30, 2008	25.42	15.02
Quarter ended March 31, 2008	34.20	21.78
There is no established trading market for the Company’s Non-Voting Common Stock. See Note 10 to the Loral consolidated financial statements for a discussion of the preferred stock sold by Loral in February 2007.
(b)  Approximate Number of Holders of Common Stock
At March 1, 2010, there were 501 holders of record of our voting common stock and five holders of record of our non-voting common stock.
(c)  Dividends
Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors. To date, Loral has not paid any dividends on its common stock.
(d)  Securities Authorized for Issuance under Equity Compensation Plans
See Note 10 to the Loral consolidated financial statements for information regarding the Company’s stock compensation plan. Compensation information required by Item 11 will be presented in the Company’s 2010 definitive proxy statement which is incorporated herein by reference.

(e)  Comparison of Cumulative Total Returns
Set forth below is a graph comparing the cumulative performance of our common stock with the NASDAQ Composite Index, and the NASDAQ Telecommunications Index from November 21, 2005, the initial issue date of our common stock upon emergence from bankruptcy, to December 31, 2009. The graph assumes that $100 was invested on November 21, 2005 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.
Item 6.  Selected Financial Data
The following table sets forth our selected historical financial and operating data for the years ended December 31, 2009, 2008, 2007 and 2006, the period October 2, 2005 to December 31, 2005 and the period January 1, 2005 to October 1, 2005.
Loral was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Old Loral, which emerged from chapter 11 of the federal bankruptcy laws on the Effective Date pursuant to the Plan of Reorganization. We adopted fresh-start accounting as of October 1, 2005.
The terms “Loral,” the “Company,” “we,” “our” and “us” when used with respect to the period prior to the Effective Date, are references to Old Loral, and when used with respect to the period commencing on and after the Effective Date, are references to Loral. These references include the subsidiaries of Old Loral or Loral, as the case may be, unless otherwise indicated or the context otherwise requires. The term “Parent Company” is a reference to Loral Space & Communications Inc., excluding its subsidiaries.

Upon emergence, our reorganization enterprise value as determined by the bankruptcy court was approximately $970 million, which after reduction for the fair value of Loral Skynet’s 14% senior secured notes and the Loral Skynet preferred stock, resulted in a reorganization equity value of approximately $642 million. This reorganization equity value was allocated to our assets and liabilities, which were stated at fair value. In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization. Our consolidated financial statements as of October 1, 2005 and for dates subsequent are not comparable in certain material respects to the historical consolidated financial statements for periods prior to that date.
References to the Predecessor Registrant refer to the period prior to October 2, 2005. References to the Successor Registrant refer to the period on and after October 2, 2005, after giving effect to the adoption of fresh-start accounting.
In connection with the Telesat transaction, Loral, on October 31, 2007, transferred substantially all of the assets and related liabilities of Loral Skynet to Telesat. Therefore, Loral Skynet has been excluded from the selected financial data subsequent to October 31, 2007.
The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

LORAL SPACE & COMMUNICATIONS INC.
(In thousands, except per share data)

	Successor Registrant					Predecessor Registrant
					For the Period	For the Period
					October 2,	January 1,
					2005 to	2005 to
	Year Ended December 31,				December 31,	October 1,
	2009	2008	2007	2006	2005	2005
Statement of operations data:
Revenues:
Satellite Manufacturing	$993,400	$869,398	$761,363	$636,632	$161,069	$318,587
Satellite Services	—	—	121,091	160,701	36,096	110,596

Total Revenues	993,400	869,398	882,454	797,333	197,165	429,183
Operating income (loss) from continuing operations(1)	20,211	(193,977)	45,256	29,818	(4,945)	(67,095)
Gain on discharge of pre-petition obligations and fresh-start adjustments(2)	—	—	—	—	—	1,101,453
Income (loss) from continuing operations before income taxes and equity in net income (losses) of affiliates(3)(4)	26,975	(151,523)	157,786	30,117	(5,395)	1,022,651
Income tax (provision) benefit	(5,571)	(45,744)	(83,457)	(20,880)	(1,752)	10,901
Income (loss) from continuing operations before equity in net income (losses) of affiliates	21,404	(197,267)	74,329	9,237	(7,147)	1,033,552
Equity in net income (losses) of affiliates(5)	210,298	(495,649)	(21,430)	(7,163)	(5,447)	(2,796)
Income (loss) from continuing operations	231,702	(692,916)	52,899	2,074	(12,594)	1,030,756
Gain on sale of discontinued operations, net of taxes(6)	—	—	—	—	—	13,967
Net income (loss)	231,702	(692,916)	52,899	2,074	(12,594)	1,044,723
Net (income) loss attributable to noncontrolling interest	—	—	(23,240)	(24,794)	(2,667)	126
Net income (loss) attributable to Loral Space & Communications Inc.	231,702	(692,916)	29,659	(22,720)	(15,261)	1,044,849
Preferred dividends	—	(24,067)	(19,379)	—	—	—
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock(7)	—	—	(25,685)	—	—	—
Net income (loss) applicable to Loral Space & Communications Inc. common shareholders	231,702	(716,983)	(15,405)	(22,720)	(15,261)	1,044,849
Basic earnings (loss) per share:
Continuing operations	$7.79	$(35.13)	$(0.77)	$(1.14)	$(0.76)	$23.37
Discontinued operations	—	—	—	—	—	0.32

Earnings (loss) per share	$7.79	$(35.13)	$(0.77)	$(1.14)	$(0.76)	$23.69

Diluted earnings (loss) per share:
Continuing operations	$7.73	$(35.13)	$(0.77)	$(1.14)	$(0.76)	$23.37
Discontinued operations	—	—	—	—	—	0.32

Earnings (loss) per share	$7.73	$(35.13)	$(0.77)	$(1.14)	$(0.76)	$23.69

Cash flow data:
Provided by (used in) operating activities	154,562	(202,210)	27,123	88,002	(38,531)	(143,827)
(Used in) provided by investing activities(8)	(48,750)	(47,308)	61,519	(175,978)	(5,089)	194,707
(Used in) provided by financing activities	(55,155)	52,372	39,510	(1,278)	120,763	—

	Successor Registrant
	December 31,
	2009	2008	2007	2006	2005
Balance sheet data:
Cash and cash equivalents	$168,205	$117,548	$314,694	$186,542	$275,796
Short-term investments	—	—	—	106,588	—
Total assets	1,253,452	995,867	1,702,939	1,729,911	1,678,977
Debt, including current portion	—	55,000	—	128,084	128,191
Non-current liabilities	380,143	381,836	289,602	321,015	403,374
Equity
Loral Space & Communications Inc. shareholders’ equity	$431,991	$209,657	$973,558	$647,002	$627,164
Noncontrolling interest	—	—	—	214,256	200,000

Total equity	$431,991	$209,657	$973,558	$861,258	$827,164

(1)
During 2008, we recorded a goodwill impairment charge of $187.9 million. In connection with the Telesat transaction, which closed on October 31, 2007, we recognized a gain of $104.9 million in 2007 on the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat. See Note 6 to the Loral consolidated financial statements.

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

(3)	In connection with the Telesat transaction during 2007, we recognized a gain on foreign exchange contracts of $89.4 million (see Note 13 to the Loral consolidated financial statements).

(4)
During 2008, we recorded income of $58.3 million related to a gain on litigation recovery from Rainbow DBS and a loss of $19.5 million related to the award of attorneys’ fees and expenses to the plaintiffs for shareholder litigation concluded during 2008.

(5)
Beginning October 31, 2007, our principal affiliate is Telesat. Loral also has investments in XTAR and joint ventures providing Globalstar service, which are accounted for under the equity method. On December 21, 2007 Loral agreed to sell its interest in Globalstar do Brasil S.A. which resulted in Loral recording a charge of $11.3 million in 2007 (see Note 6 to the Loral consolidated financial statements).

(6)	During the period January 1, 2005 to October 1, 2005, we recorded a gain from the sale on March 17, 2004 of our North American satellites and related assets.

(7)
As of December 23, 2008, in accordance with a court ordered restated certificate of incorporation, the previously issued Loral Series-1 Preferred stock was cancelled. As the fair value of Loral’s common stock from January 1 to December 23, 2008 was less than the conversion price ($30.1504), we did not record any beneficial conversion feature during 2008 (see Note 10 to the Loral consolidated financial statements).

(8)	Cash flow (used in) provided by investing activities includes cash flow provided by (used in) investing activities of discontinued operations for the period January 1, 2005 to October 1, 2005.

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
On October 31, 2007, Loral and its Canadian Partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdings, Inc. (“Telesat Holdco”), a newly-formed joint venture, completed the acquisition of Telesat Canada (“Telesat”) from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet Corporation (“Loral Skynet”) to Telesat. Loral holds a 64% economic interest and 33 1/3% voting interest in Telesat Holdco. Loral accounts for this investment using the equity method of accounting.
We refer to the acquisition of Telesat and the related transfer of Loral Skynet to Telesat as the Telesat transaction. References to Telesat with respect to periods prior to the closing of this transaction are references to the subsidiary of BCE and with respect to the period after the closing of this transaction are references to Telesat Holdco and/or its subsidiaries as appropriate. Similarly, unless otherwise indicated, references to Loral Skynet with respect to periods prior to the closing of this transaction are references to the operations of Loral’s satellite services segment conducted through Loral Skynet and with respect to the period commencing on and after the closing of this transaction are, if related to the fixed satellite services business, references to the Loral Skynet operations within Telesat.
Disclosure Regarding Forward-Looking Statements
Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements, including without limitation those relating to Telesat, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to our other periodic reports filed with the Securities and Exchange Commission (“SEC”). We operate in an industry sector in which the value of securities may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.
Overview
Businesses
Loral has two segments, satellite manufacturing and satellite services. Loral participates in satellite services operations principally through its investment in Telesat.
Satellite Manufacturing
Space Systems/Loral, Inc. (“SS/L”) designs and manufactures satellites, space systems and space system components for commercial and government customers whose applications include fixed satellite services (“FSS”), direct-to-home (“DTH”) broadcasting, mobile satellite services (“MSS”), broadband data distribution, wireless telephony, digital radio, digital mobile broadcasting, military communications, weather monitoring and air traffic management.
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

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, over the past several years SS/L has modified and expanded its manufacturing facilities to accommodate an expanded backlog. SS/L can now accommodate as many as nine to 13 satellite awards per year, depending on the complexity and timing of the specific satellites, and can accommodate the integration and test of 13 to 14 satellites at any given time in its Palo Alto facility. The expansion has also reduced the company’s reliance on outside suppliers for certain RF components and sub-assemblies.
The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,550 personnel is one of our key competitive resources.
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
Satellite Services
The satellite services business is capital intensive and the build-out of a satellite fleet requires substantial time and investment. Once these investments are made, however, the costs to maintain and operate the fleet are relatively low with the exception of in-orbit insurance. Upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. After approximately 40 years of operation, Telesat has established collaborative relationships with its customers so revenue from the satellite services business is fairly predictable with long term contracts and high contract renewal rates.
Competition in the satellite services market has been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from terrestrial-based communications networks.
At December 31, 2009, Telesat had 12 in-orbit satellites. These 12 satellites had an average of approximately 58% of service life remaining, with an average service life remaining of approximately 8.4 years. Telesat currently has two satellites under construction, both by SS/L: Telstar 14R/Estrela do Sul 2, which Telesat anticipates will be launched in mid-2011, and Nimiq 6 for which Telesat recently started construction and anticipates a launch date in mid-2012.
Until the closing of the Telesat transaction on October 30, 2007, Loral Skynet operated a global fixed satellite services business. As part of this business, Loral Skynet leased transponder capacity to commercial and government customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, and also provided managed network services to customers using a hybrid satellite and ground-based system. It also provided professional services to other satellite operators such as fleet operating services.
Future Outlook
Satellite Manufacturing
Critical success factors for SS/L include maintaining its reputation for reliability, quality and superior customer service. These factors are vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs and maximize efficiencies. SS/L is focused on increasing bookings and backlog, while maintaining the cost efficiencies and process improvements realized over the past several years. SS/L must continue to align its direct labor workforce with the level of awards. Additionally, long-term growth at SS/L generates working capital requirements, primarily for the orbital component of the satellite contract which is payable to SS/L over the life of the satellite.

SS/L booked seven satellite awards for 2009 in addition to the seven satellites booked in 2008. While we expect the replacement market to be reliable over the next year, given the current condition of the credit markets, potential customers that are highly leveraged or in the development stage may not be able to obtain the financing necessary to purchase satellites. If SS/L’s satellite awards fall below, on average, four to five awards per year, we expect that we will reduce costs to accommodate this lower level of business. The timing of any reduced demand for satellites is difficult to predict. It is therefore also difficult to anticipate when to reduce costs to match any slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures would adversely affect our results of operations and liquidity. In addition, in order to maintain its ability to compete as one of the leading prime contractors for technologically advanced space satellites, SS/L must continuously retain the services of a core group of specialists in a wide variety of disciplines for each phase of the design, development, manufacture and testing of its products, thus reducing SS/L’s flexibility to take action to reduce workforce costs in the event of a slowdown or downturn in its business.
Satellite Services
Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.2 billion of backlog as of December 31, 2009.
Telesat is committed to continuing to provide the strong customer service and focus on innovation and technical expertise that has allowed it to successfully build its business to date. Building on backlog and significant contracted growth, Telesat’s focus is on taking disciplined steps to grow the core business and sell newly launched and existing in-orbit satellite capacity, and, in a disciplined manner, use the cash flow generated by existing business, contracted expansion satellites and cost savings to strengthen the business.
Telesat believes its existing satellite fleet supports a strong combination of existing backlog and revenue growth. The growth is expected to come from the Nimiq 5 satellite, which entered commercial service in October 2009, Telstar 14R, to be launched in mid-2011, and the Nimiq 6 satellite, which is expected to be launched in mid-2012, as well as the utilization of additional capacity on the existing satellites. Telesat believes this fleet of satellites provides a solid foundation upon which it will seek to grow its revenues and cash flows.
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
The satellite industry is characterized by a relatively fixed cost base that allows significant revenue growth with relatively minimal increases in operating costs, particularly for sales of satellite capacity. Thus, Telesat anticipates that it can increase its revenue without proportional increases in operating expenses, allowing for margin expansion. The fixed cost nature of the business, combined with contracted revenue growth and other growth opportunities, is expected to produce growth in operating income and cash flow.
For 2010, Telesat continues to focus on the execution of its business plan to serve its customers and the market in which it participates, the sale of capacity on its existing satellites and the continuing efforts to achieve operating efficiencies. Telesat will also continue to pursue the expansion of its fleet with the on-going construction of Nimiq 6 as well as the replacement of Telstar 14.
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 45% of Telesat’s revenues received in Canada for the year ended December 31, 2009, certain of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at December 31, 2009 would have increased or decreased Telesat’s net income for the year ended December 31, 2009 by approximately $139 million. During the period from October 31, 2007 to December 31, 2009, Telesat’s U.S. Term Loan Facility, Senior Notes and Senior Subordinated Notes have increased by approximately $266 million due to the stronger U.S. dollar. However during that same time period, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $171 million.
In connection with the introduction of its budget for 2010, the government of Canada is proposing to remove the existing restrictions on foreign ownership of Canadian satellites. Telesat has indicated its support for the government’s decision and believes that removing such restrictions could result in Telesat being a more effective global competitor and being able to invest in new and advanced technologies for the benefit of all Canadians. Legislation to implement the government’s proposal has not yet been introduced, and, if introduced, there is no assurance as to exactly what changes will be proposed, whether in fact such legislation will be adopted and, if adopted, how current regulations governing the foreign ownership and control of satellites may be changed.

General
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
We are investing in the Canadian coverage portion of the ViaSat-1 satellite which is being constructed by SS/L. On December 31, 2009, we entered into an agreement to lease a portion of the Canadian coverage portion of the satellite and provide gateway services to an internet broadband service provider for between CAD 133 million and CAD 262 million over the 15-year life of the satellite. Loral expects to have invested approximately $70 million, excluding customer prepayments of between CAD 2.5 million and CAD 13.0 million, by the time service is initiated. Approximately $30 million has been invested through December 31, 2009, with the remaining $40 million to be invested in 2010 and 2011.
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
The following discussion of revenues and Adjusted EBITDA (see Note 15 to the financial statements) reflects the results of our business segments for 2009, 2008 and 2007. The balance of the discussion relates to our consolidated results unless otherwise noted.
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
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, goodwill and other impairment charges, gains or (losses) on foreign exchange contracts, gains or losses on litigation not related to our operations, impairments of available for sale securities, other income (expense) and equity in net income (losses) of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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

Loral has two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the years ended December 31, 2009 and 2008 and for the period from October 31, 2007 to December 31, 2007. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting.
The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements (in millions):
Revenues:

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Satellite Manufacturing	$1,008.7	$881.4	$814.3
Satellite Services	691.6	685.2	241.2

Segment revenues	1,700.3	1,566.6	1,055.5
Eliminations(1)	(15.3)	(12.0)	(55.2)
Affiliate eliminations(2)	(691.6)	(685.2)	(117.8)

Revenues as reported(3)	$993.4	$869.4	$882.5

See explanations below for Notes 1, 2 and 3.
Satellite Manufacturing segment revenue increased $127 million for 2009 compared to 2008, primarily as a result of an increase in the number, size and complexity of satellites ordered. Revenue in 2009 was primarily driven by $3.22 billion of orders placed for 18 satellites in 2007, 2008 and 2009. Revenue in 2008 was primarily driven by $2.96 billion of orders placed for 17 satellites in 2006, 2007 and 2008. Satellite Services segment revenue increased by $6 million in 2009 from 2008 primarily due to the launches of Nimiq 4 which began service in late 2008, Telstar 11N which began service in early 2009 and Nimiq 5 which began service in late 2009, substantially offset by the U.S. dollar/Canadian dollar exchange rate changes on Canadian dollar denominated revenues, the cancellation of Telesat’s lease on Telstar 10 in July 2009, the removal from service of Nimiq 4i and Nimiq 3 in the first half of 2009 and the scheduled turndown of certain transponders on Nimiq 2. Satellite Services segment revenue would have increased by approximately $54 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008 if the U.S. dollar/Canadian dollar exchange rate had remained unchanged between the two periods.
Satellite Manufacturing segment revenue increased $67 million for 2008 compared to 2007, primarily as a result of an increase in the number of satellites ordered. Revenue in 2008 was primarily driven by $2.96 billion of orders placed for 17 satellites in 2006, 2007 and 2008. Revenue in 2007 was primarily driven by $2.54 billion of orders placed for 14 satellites in 2005, 2006 and 2007. Satellite Services segment revenue increased by $444 million in 2008 from 2007 primarily due to the inclusion of Telesat’s revenue for the full year in 2008 compared to the period October 31, 2007 to December 31, 2007.
Adjusted EBITDA:

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Satellite Manufacturing	$90.6	$45.1	$34.5
Satellite Services	488.1	436.5	118.4
Corporate expenses	(21.4)	(14.9)	(37.9)

Segment Adjusted EBITDA before eliminations	557.3	466.7	115.0
Eliminations(1)	(1.7)	(1.6)	(6.1)
Affiliate eliminations(2)	(488.1)	(427.2)	(65.3)

Adjusted EBITDA	$67.5	$37.9	$43.6

See explanations below for Notes 1 and 2.
Satellite Manufacturing segment Adjusted EBITDA increased $46 million for the year ended December 31, 2009 compared with the year ended December 31, 2008 primarily due to an improvement in margins of $46 million resulting primarily from scope increases and improved performance on certain satellite construction contracts and higher sales volume, a reduction in research and development expense of $12 million as a result of completion of a significant project that was being performed in 2008, a decrease of $4 million in losses on foreign exchange forward contracts and a $3 million reduction in new business acquisition costs, partially offset by a $12 million increase in pension costs, a $2 million increase in deferred compensation expense and a $2 million increase in the allowance for billed receivables. Satellite Services segment Adjusted EBITDA increased by $52 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to the revenue increase described above, expense reductions in 2009 and the impact of U.S. dollar/Canadian dollar exchange rate changes on Canadian dollar denominated expenses, partially offset by a $9 million gain on recovery from a customer bankruptcy recorded in 2008. Satellite Services segment Adjusted EBITDA would have increased by approximately $85 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008 if the U.S. dollar / Canadian dollar exchange rate had been unchanged between the two periods. Corporate expenses increased by $6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to a $7 million increase in charges accrued for deferred compensation arrangements entered into in 2005 resulting from an increase in the fair value of our common stock and a $2 million increase in pension and other benefits costs, partially offset by a $3 million decrease in litigation and other professional services expenses.
Satellite Manufacturing segment Adjusted EBITDA increased $11 million in 2008 from 2007 primarily as a result of improved margins of $20 million on higher sales volume in 2008, partially offset by $6 million of increased warranty expenses resulting from five launches in 2008 and a $3 million loss on foreign exchange forward contracts in 2008. Satellite Services segment Adjusted EBITDA increased by $318 million in 2008 from 2007 primarily due to the inclusion of Telesat’s operating results for the full year in 2008 as compared to the period October 31, 2007 to December 31, 2007 and a gain of $9 million related to distributions from a bankruptcy claim against a former customer of Loral Skynet. Corporate expenses decreased $23 million in 2008 from 2007 primarily due to reductions of $7 million for deferred compensation due to the decline in the market price of our common stock, $6 million of legal costs resulting from the conclusion of certain shareholder and noteholder lawsuits, $6 million of severance costs recorded in 2007 due to staff reductions and $5 million of lower compensation costs resulting from staff reductions. Increased management fees earned by Corporate for consulting services provided to affiliates (see Note 16 to the financial statements) were offset by decreased cost allocations to the Satellite Manufacturing and Satellite Services segments.
Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Adjusted EBITDA	$67.5	$37.9	$43.6
Depreciation, amortization and stock-based compensation(4)	(47.3)	(44.0)	(103.3)
Impairment of goodwill(5)	—	(187.9)	—
Gain on contribution of Loral Skynet(6)	—	—	104.9

Operating income (loss)	20.2	(194.0)	45.2
Interest and investment income	8.3	11.9	39.3
Interest expense(7)	(1.4)	(2.3)	(2.3)
Gain on foreign exchange contracts	—	—	89.4
Gain on litigation, net	—	38.8	—
Impairment of available for sale securities	—	(5.8)	—
Loss on extinguishment of debt	—	—	(16.2)
Other (expense) income	(0.1)	(0.1)	2.4
Income tax provision	(5.6)	(45.7)	(83.5)
Equity in net income (losses) of affiliates	210.3	(495.7)	(21.4)

Net income (loss)	$231.7	$(692.9)	$52.9

(1)
Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral and its wholly owned subsidiaries and for Satellite Services leasing transponder capacity to SS/L.

(2)	Represents the elimination of amounts attributed to Telesat whose results are reported in our consolidated statements of operations as equity in net income (losses) of affiliates.

(3)	Includes revenues from affiliates of $92.1 million, $84.0 million and $22.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(4)	Includes non-cash stock-based compensation of $7.5 million, $7.6 million and $26.3 million for the years ended December 31, 2009, 2008 and 2007, respectively (see Note 10 to the financial statements).

(5)	During the fourth quarter of 2008, we determined that the implied fair value of SS/L goodwill had dropped below its carrying value, and we recorded this impairment charge.

(6)
In connection with the Telesat transaction, which closed on October 31, 2007, we recognized a gain on the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat (see Note 6 to the financial statements).

(7)	Interest expense for the year ended December 31, 2007 includes a reduction of $9 million resulting from the reduction of warranty liability.
2009 Compared with 2008 and 2008 Compared with 2007
The following compares our consolidated results for 2009, 2008 and 2007 as presented in our financial statements:
Revenue from Satellite Manufacturing

				% Increase
				(Decrease)
	Year Ended			2009	2008
	December 31,			vs.	vs.
	2009	2008	2007	2008	2007
	(In millions)
Revenue from Satellite Manufacturing	$1,008	$881	$814	14%	8%
Eliminations	(15)	(12)	(53)	25%	(77)%

Revenue from Satellite Manufacturing as reported	$993	$869	$761	14%	14%

Revenue from Satellite Manufacturing before eliminations increased $127 million for 2009 compared to 2008, primarily as a result of an increase in the number, size and complexity of satellites ordered. Revenue in 2009 was primarily driven by $3.22 billion of orders placed for 18 satellites in 2007, 2008 and 2009. Revenue in 2008 was primarily driven by $2.96 billion of orders placed for 17 satellites in 2006, 2007 and 2008. Eliminations for 2009 and 2008 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 16 to the financial statements). As a result, revenue from Satellite Manufacturing as reported increased $124 million for 2009 as compared to 2008.
Revenue from Satellite Manufacturing before eliminations increased $67 million for 2008 compared to 2007, primarily as a result of an increase in the number of satellites ordered. Revenue in 2008 was primarily driven by $2.96 billion of orders placed for 17 satellites in 2006, 2007 and 2008. Revenue in 2007 was primarily driven by $2.54 billion of orders placed for 14 satellites in 2005, 2006 and 2007. Eliminations for 2008 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 16 to the financial statements). Eliminations for 2007 consisted primarily of revenue recorded until October 31, 2007 for the construction of Telstar 11N, a satellite then being manufactured by SS/L for Loral Skynet. As a result, revenue from Satellite Manufacturing as reported increased $108 million for 2008 as compared to 2007.
Revenue from Satellite Services

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Revenue from Satellite Services	$—	$—	$123
Eliminations	—	—	(2)

Revenue from Satellite Services as reported	$—	$—	$121

There was no revenue from Satellite Services during 2009 and 2008 as a result of the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat on October 31, 2007.
Cost of Satellite Manufacturing

				% Increase
				(Decrease)
				2009	2008
	Year Ended December 31,			vs.	vs.
	2009	2008	2007	2008	2007
	(In millions)
Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before specific identified charges	$836	$749	$653	12%	15%
Depreciation, amortization and stock-based compensation	44	39	36	13%	8%

Cost of Satellite Manufacturing	$880	$788	$689	12%	14%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	89%	91%	91%
Cost of Satellite Manufacturing as reported increased $92 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Cost of Satellite Manufacturing before specific identified charges shown above increased $87 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Margins improved by $43 million primarily from scope increases, improved performance on certain satellite construction contracts and higher sales volume, partially offsetting $114 million of increased costs from higher sales volume and a $12 million increase in pension costs. Depreciation, amortization and stock-based compensation increased by $5 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to increases of $2 million in stock-based compensation, $2 million in amortization of fair value adjustments and $1 million in depreciation.
Cost of Satellite Manufacturing as reported for 2008 increased by $99 million over 2007. Cost of Satellite Manufacturing before specific charges increased by $96 million. This increase is primarily due to $67 million of increased costs resulting from additional revenue during 2008, costs of $23 million for Telstar 11N which prior to the Telesat transaction were eliminated and a $6 million increase in accrued warranty obligations. Depreciation, amortization and stock-based compensation expense increased $3 million, primarily as a result of $1 million of compensation expense related to restricted stock units awarded in 2007 and $2 million of depreciation due to increased capital expenditures related to facility expansion. Warranty expenses increased $6 million as a result of five satellite launches in 2008.
Cost of Satellite Services

	Year Ended
	December 31,
	2009	2008	2007
	(In millions)
Cost of Satellite Services includes:
Cost of Satellite Services before specific identified charges	$—	$—	$42
Depreciation and amortization	—	—	44

Cost of Satellite Services	$—	$—	$86

Cost of Satellite Services as a% of Satellite Services revenues as reported			71%
There was no Cost of Satellite Services in 2009 and 2008 as a result of the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat on October 31, 2007.

Selling, General and Administrative Expenses

				% Increase
				(Decrease)
				2009	2008
	Year Ended December 31,			vs.	vs.
	2009	2008	2007	2008	2007
	(In millions)
Selling, general and administrative expenses includes:
Selling, general and administrative expenses before specific charges	$85	$87	$133	(2%)	(35)%
Litigation costs	3	5	11	(40%)	(58)%
Stock based compensation	5	5	23	—	(77)%

Selling, general and administrative expenses as reported	93	$97	$167	(4%)	(42)%

% of revenues as reported	9%	11%	19%
Selling, general and administrative expenses as reported were $93 million and $97 million for the years ended December 31, 2009 and 2008, respectively. Selling, general and administrative expenses before specific identified charges decreased by $2 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This was due primarily to a reduction in research and development expenses of $12 million, a decrease of $3 million in new business acquisition costs and a $1 million decrease in professional services expenses, partially offset by a $9 million increase in deferred compensation expense, a $2 million increase in pension and other benefits costs and a $2 million increase in the allowance for billed receivables. The deferred compensation expense increase in 2009 was due to an increase in the fair value of our common stock during 2009.
Selling, general and administrative expenses as reported were $97 million and $167 million for the years ended December 31, 2008 and 2007, respectively. Selling, general and administrative expenses before specific charges decreased by $46 million in 2008 as compared to 2007, due primarily to a reduction of $28 million as a result of the contribution of Loral Skynet to Telesat on October 31, 2007 and lower corporate expenses of $17 million including reductions of $7 million for deferred compensation due to the decline in the market price of our common stock during 2008, $6 million of severance costs recorded in 2007 due to staff reductions (see Note 14 to the financial statements) and $5 million due to reduced compensation from the staff reductions. Litigation costs were $6 million lower in 2008 due to the conclusion of certain shareholder and noteholder lawsuits. The stock-based compensation expense reduction of $18 million resulted primarily from the 2007 charges of $6 million attributable to acceleration of options in connection with the Telesat transaction and $8 million from the approval of stock option plan amendments at the stockholders meeting on May 22, 2007 (see Note 10 to the financial statements).
Gain on Recovery from Customer Bankruptcy
During 2008, we recorded a gain of $9 million related to distributions from a bankruptcy claim against a former customer of Loral Skynet. The receivables underlying the claim had been previously written-off or not recognized due to the customer’s bankruptcy.
Impairment of Goodwill
During 2008, we determined that the implied fair value of SS/L goodwill, which was established in connection with our adoption of fresh-start accounting, had decreased below its carrying value. We recorded a charge to expense in the fourth quarter of 2008 of $187.9 million to reflect this impairment.

Gain on Contribution of Loral Skynet to Telesat
Represents the gain in 2007 on the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat on October 31, 2007, in connection with the Telesat transaction, as follows (in millions):

Consideration received for the contribution of Loral Skynet to Telesat Holdco:
Cash and marketable securities	$61.5
Fair value of equity in Telesat Holdco	670.5

Total consideration	732.0
Book value of contributed net assets of Loral Skynet	440.5

Consideration in excess of book value	$291.5

Gain recognized	$104.9

The consideration we received for the contribution of substantially all of Loral Skynet’s assets and liabilities was $292 million greater than the carrying value of those assets and liabilities. We recognized a gain of $105 million, representing the gain attributable to PSP’s economic interest in the contributed assets and liabilities of Loral Skynet through its 36% ownership interest in Telesat. The gain attributable to Loral’s economic interest in the contributed assets and liabilities of Loral Skynet through its 64% ownership in Telesat was not recognized, as Loral has a significant continuing interest in Telesat.
Interest and Investment Income

	Year Ended
	December 31,
	2009	2008	2007
	(In millions)
Interest and investment income	$8	$12	$39
Interest and investment income decreased $4 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease includes $5 million due primarily to reduced returns on investments. In addition, average investment balances declined by $40 million in 2009 to $120 million. Other interest income increased by $1 million as a result of a $2 million increase in interest and investment income from non-qualified pension plan assets and increased interest income of $1 million from orbital incentives due to additional satellite launches, partially offset by a $2 million decrease from accelerated amortization of fair value adjustments resulting from the early payment of orbital incentives in 2008.
Interest and investment income decreased $27 million for 2008 as compared to 2007. This decrease includes $12 million due to a $230 million reduction in average investment balances to $160 million in 2008 from $390 million in 2007, as a result of the closing of the Telesat transaction on October 31, 2007 and the significant use of cash during 2008, $11 million from the decreased sales of Globalstar Inc. common stock in 2008 compared with 2007 and $4 million from reduced interest rates on investments. As a result of the fall in interest rates and our move to safer investments during the financial crisis, our investment returns decreased to approximately 3.00% in 2008 from approximately 5.25% in 2007.
Interest Expense

	Year Ended
	December 31,
	2009	2008	2007
	(In millions)
Interest cost before capitalized interest	$1	$3	$12
Capitalized interest	—	(1)	(10)

Interest expense	$1	$2	$2

Interest expense for the year ended December 31, 2009 is associated with commitment and letter of credit fees on the SS/L credit facility that commenced in October 2008. Interest expense for the year ended December 31, 2008 related to interest on vendor financing which is no longer outstanding in 2009.

Interest cost before capitalized interest decreased by $9 million for the year ended December 31, 2008 as compared to 2007. This reduction included $16 million due to the extinguishment of Loral Skynet debt as a result of the Telesat transaction, partially offset by reduced interest expense of $6 million in 2007 relating to warranty liabilities. Capitalized interest decreased by $9 million in 2008 due to the sale to Telesat on October 31, 2007 of the Telstar 11N satellite under construction.
Gain on Foreign Exchange Contracts
For the year ended December 31, 2007, we recorded a net gain of $89 million reflecting the change in the fair value of the forward contracts and currency basis swap entered into by Loral Skynet relating to the Telesat transaction. The net gain on these transactions, which was realized when the instruments were contributed to Telesat Holdco on October 23, 2007, has been recognized in the statement of operations and avoided a corresponding increase in the U.S. dollar purchase price equivalent that would have been paid to BCE for Telesat.
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
Other (Expense) Income
Other income in 2007, represents the recognition of a $4 million deferred gain realized in 2007 in connection with the sale of an orbital slot in 2006, partially offset by losses on foreign currency transactions (other than the foreign exchange contracts related to the Telesat transaction).
Income Tax Provision
During 2009, 2008 and 2007, we continued to maintain a 100% valuation allowance against our net deferred tax assets, with the exception of our deferred tax asset relating to AMT credit carryforwards. As of December 31, 2009, our valuation allowances totaled $414.0 million. For periods prior to January 1, 2009, any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. During 2008 and 2007, goodwill was reduced by $38.6 million and $35.1 million, respectively, for the reversal of an excess valuation allowance. Effective January 1, 2009, all reversals of the valuation allowance balance as of October 1, 2005 are required to be recorded as a reduction to the income tax provision. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its full or partial reversal.
Our income tax provision is summarized as follows: (i) for 2009, we recorded a current tax provision of $5.8 million, which included a provision of $2.3 million to increase our liability for uncertain tax positions, and a deferred tax benefit of $0.2 million, resulting in a total provision of $5.6 million on pre-tax income of $27.0 million. (ii) for 2008, we recorded a current tax provision of $16.3 million, which included a provision of $41.6 million to increase our liability for uncertain tax positions and a current tax benefit of $25.4 million derived from tax strategies, and a deferred tax provision of $29.4 million, resulting in a total provision of $45.7 million on a pre-tax loss of $151.5 million; (iii) for 2007, we recorded a current tax provision of $51.3 million, which included a provision of $17.1 million to increase our liability for uncertain tax positions, and a deferred tax provision of $32.2 million, resulting in a total provision of $83.5 million on pre-tax income of $157.8 million.

The deferred income tax provision for 2008 of $29.4 million related primarily to (i) a provision of $38.6 million recorded as a result of having utilized deferred tax benefits from Old Loral and tax strategies to reduce our tax liability (where the excess valuation allowance was recorded as a reduction to goodwill) offset by (ii) a benefit of $9.2 million for the increase to our deferred tax asset for federal and state AMT credits.
The deferred income tax provision for 2007 of $32.2 million related primarily to (i) a provision of $35.1 million recorded as a result of having utilized deferred tax benefits from Old Loral to reduce our tax liability (where the excess valuation allowance was recorded as a reduction to goodwill), (ii) a provision of $2.2 million for the decrease to our deferred tax asset for federal and state AMT credits (which excludes an increase to AMT credits of $2.2 million upon adoption of the FASB’s guidance regarding uncertain tax positions on January 1, 2007), (iii) an additional valuation allowance of $3.0 million required against a net deferred tax asset created when we reduced the deferred tax credits in accumulated other comprehensive income by $3.0 million, offset by (iv) a benefit of $9.0 million relating to current activity.
See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.
Equity in Net Income (Losses) of Affiliates

	Year Ended
	December 31,
	2009	2008	2007
	(In millions)
Telesat	$213.2	$(479.6)	$(1.8)
XTAR	(2.7)	(16.1)	(10.6)
Other	(0.2)	—	(9.0)

	$210.3	$(495.7)	$(21.4)

Loral’s equity in net income (loss) of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our equity in net income (loss) of Telesat excludes amortization of the fair value adjustments applicable to Telesat’s acquisition of the Loral Skynet assets and liabilities. Our equity in net income (loss) of Telesat also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we are constructing for Telesat.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the years ended December 31, 2009 and 2008, the period October 31, 2007 to December 31, 2007 and as of December 31, 2009 and 2008 follows (in millions):

			For the period			For the period
			October 31,			October 31,
			2007			2007
	Year Ended December 31		to December 31,	Year Ended December 31		to December 31,
	2009	2008	2007	2009	2008	2007
	(In Canadian dollars)			(In U.S. dollars)
Statement of Operations Data:
Revenues	788.7	731.1	114.5	691.6	685.2	117.8
Operating expenses	(232.0)	(275.3)	(51.0)	(203.4)	(258.0)	(52.5)
Impairment of long-lived and intangible assets	—	(485.4)	—	—	(454.9)	—
Depreciation, amortization and stock-based compensation	(262.5)	(241.1)	(40.0)	(230.2)	(226.0)	(41.2)
Gain on disposition of long-lived assets	33.4	—	—	29.3	—	—
Operating income	327.6	(270.7)	23.4	287.3	(253.7)	24.1
Interest expense	(260.0)	(246.5)	(40.2)	(228.0)	(231.1)	(41.3)
Other income (expense)	330.1	(430.1)	(44.3)	289.5	(403.1)	(45.6)
Income tax (provision) benefit	(2.5)	149.2	59.8	(2.2)	139.9	61.5
Net income (loss)	395.2	(798.1)	(1.3)	346.6	(748.0)	(1.3)
Average exchange rate for translating Canadian dollars to U.S. dollars				1.1405	1.0670	0.9720

	As of December 31,		As of December 31,
	2009	2008	2009	2008
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	265.0	219.1	251.6	179.8
Total assets	5,260.4	5,208.1	4,994.7	4,273.2
Current liabilities	206.3	208.9	195.9	171.4
Long-term debt, including current portion	3,110.4	3,536.5	2,953.3	2,901.6
Total liabilities	4,257.0	4,582.9	4,041.9	3,760.2
Redeemable preferred stock	141.4	141.4	134.3	116.0
Shareholders’ equity	862.0	483.8	818.5	397.0
Period end exchange rate for tanslating Canadian dollars to U.S. dollars			1.0532	1.2188
Gain on disposition of long-lived assets in 2009 results from the transfer of Telesat’s leasehold interests in the Telstar 10 satellite and related contracts to APT Satellite for a total consideration of approximately $69 million. Impairment of long-lived and intangible assets consists primarily of an impairment charge in 2008 to reduce certain orbital slot assets to fair value. Other expense, net includes non-cash foreign exchange gains of $439.2 million and non-cash losses on financial instruments of $149 million in 2009 and non-cash foreign exchange losses of $654.2 million and $121.4 million and non-cash gains on financial instruments of $254.7 million and $78.1 million in 2008 and 2007, respectively.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2009, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. We estimated that, after considering the impact of hedges, a five percent change in the value of the Canadian dollar against the U.S. dollar at December 31, 2009 would have increased or decreased Telesat’s net income for the year 2009 by approximately $139 million. During the period from October 31, 2007 to December 31, 2009, Telesat’s U.S. Term Loan Facility, Senior Notes and Senior Subordinated Notes have increased by approximately $266 million due to the stronger U.S. dollar. However during that same time period, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $171 million.
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
Backlog
Backlog as of December 31, 2009 and 2008 was as follows (in millions):

	2009	2008
Satellite Manufacturing	$1,632	$1,381
Satellite Services	5,230	4,207

Total backlog before eliminations	6,862	5,588
Satellite Manufacturing eliminations	(9)	(25)
Satellite Services eliminations	(5,230)	(4,207)

Total backlog	$1,623	$1,356

It is expected that approximately 63% of satellite manufacturing backlog as of December 31, 2009 will be recognized as revenue during 2010.
Telesat backlog at December 31, 2009 was approximately $5.2 billion, of which approximately 11% will be recognized as revenue during 2010.
As of December 31, 2009, Telesat had received approximately $372 million of customer prepayments, none of which is related to satellites under construction.
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

Billed Receivables and Long-Term Receivables
We are required to estimate the collectibility of our billed receivables which are included in contracts in process on our consolidated balance sheet and our long-term receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Charges for (recoveries of) bad debts recorded to the statements of operations on billed receivables for the years ended December 31, 2009, 2008 and 2007, were $2.8 million, $0.7 million and $(1.9) million, respectively. At December 31, 2009, 2008 and 2007, billed receivables were net of allowances for doubtful accounts of $3.7 million, $0.9 million and $0.2 million, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated periodically.
Inventories
Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, are written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory. Charges for inventory obsolescence included in the consolidated statements of operations were $1.0 million for the year ended December 31, 2009 and were insignificant for the years ending December 31, 2008 and 2007.
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
These provisions are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable securities	$856	$—	$—
Derivatives, net	$—	$3,873	$—
Non-qualified pension plan assets	$2,791	$—	$81
The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections. An impairment charge would be recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary. We had no equity-method investments measured at fair value at December 31, 2009.
Taxation
Loral is subject to U.S. federal, state and local income taxation on its worldwide income and foreign taxes on certain income from sources outside the United States. Our foreign subsidiaries are subject to taxation in local jurisdictions. Telesat is subject to tax in Canada and other jurisdictions and Loral will provide in operating earnings any additional U.S. current or deferred tax required on distributions received or deemed distributions from Telesat.
We use the liability method in accounting for taxes whereby income taxes are recognized during the year in which transactions are recorded in the financial statements. Deferred taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying anticipated statutory tax rates in effect for the year during which the differences are expected to reverse. We assess the recoverability of our deferred tax assets and, based upon this analysis, record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria. Based upon this analysis, we concluded upon emergence from bankruptcy in 2005 that, due to insufficient positive evidence substantiating recoverability, we were required to maintain the 100% valuation allowance previously established against our net deferred tax assets.
For 2009, we continued to maintain the 100% valuation allowance decreasing the balance from December 31, 2008 of $487.8 million by $73.7 million to $414.0 million. As of December 31, 2009, we had gross deferred tax assets of approximately $452.3 million, which when offset by our deferred tax liabilities of $25.6 million and our valuation allowance of $414.0 million, resulted in a net deferred tax asset of $12.7 million on our consolidated balance sheet. For periods prior to January 1, 2009 any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. Effective January 1, 2009, all reversals of the valuation allowance balance as of October 1, 2005 are recorded as a reduction to the income tax provision. We will maintain the valuation allowance until sufficient positive evidence exists to support its full or partial reversal.
The tax effects of an uncertain tax position (“UTP”) taken or expected to be taken in income tax returns are recognized only if it is ‘‘more likely-than-not’’ to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize estimated accrued interest and penalties related to UTPs in income tax expense.
We recognize the benefit of a UTP in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. Evaluating the technical merits of a tax position and determining the benefit to be recognized involves a significant level of judgment in the assumptions underlying such evaluation. As of December 31, 2009, our unrecognized tax benefits totaled $120.1 million and if settled favorably, subsequent recognition will reduce our effective tax rate.
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

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. Changes in applicable high-quality long-term corporate bond indices, such as the Moody’s AA Corporate Bond Index, are also considered. The discount rate determined on this basis was 6.0% as of December 31, 2009, a decrease of 50 basis points from December 31, 2008.
The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment mangers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the twenty five year historical return of our asset mix has been 9.3%. The expected long-term rate of return on plan assets determined on this basis was 8.0% for 2009, 8.5% for 2008 and 8.5% for 2007. For 2010, we will use an expected long-term rate of return of 8.0%.
These pension and other employee postretirement benefit costs are expected to decrease to approximately $18.9 million in 2010 from $21.9 million in 2009, primarily due to the increase in the expected return on plan assets and decreased amortization of actuarial losses. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased these pension and other employee postretirement benefits costs by approximately $2.1 million and $1.1 million, respectively, in 2009.
The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $230.8 million at December 31, 2009. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. In addition, share-based payment transactions with nonemployees are measured at the fair value of the equity instrument issued. We use the Black-Scholes-Merton option-pricing model and other models as applicable to estimate the fair value of these stock-based awards. These models require us to make significant judgments regarding the assumptions used within the models, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term. Changes in these assumptions could have a material impact on the amount of stock-based compensation we recognize.
The Company estimates expected forfeitures of stock-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may impact the timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in each reporting period and may change based on new facts and circumstances. We emerged from bankruptcy on November 21, 2005, and as a result, we did not have sufficient stock price history upon which to base our volatility assumption for measuring our stock-based awards. In determining the volatility used in our models, we considered the volatility of the stock prices of selected companies in the satellite industry, the nature of those companies, our emergence from bankruptcy and other factors in determining our stock price volatility. We based our estimate of the average life of a stock-based award using the midpoint between the vesting and expiration dates. Our risk-free rate of return assumption for awards was based on term-matching, nominal, monthly U.S. Treasury constant maturity rates as of the date of grant. We assumed no dividends during the expected term.
SS/L phantom stock appreciation rights that are expected to be settled in cash or that contain an obligation to issue a variable number of shares based on the financial performance of SS/L are classified as liabilities in our consolidated balance sheets.
Goodwill and Other Intangible Assets
Goodwill represented the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities, as of October 1, 2005, the date we adopted fresh-start accounting. Our 2008 goodwill impairment test resulted in the recording of an impairment charge in 2008 for the entire goodwill balance of $187.9 million. The Company’s estimate of the fair value of SS/L employed both a comparable public company analysis, which considered the valuation multiples of companies deemed comparable, in whole or in part, to the Company and a discounted cash flow analysis that calculated a present value of the projected future cash flows of SS/L. The Company considered both quantitative and qualitative factors in assessing the reasonableness of the underlying assumptions used in the valuation process. Testing goodwill for impairment requires significant subjective judgments by management.

Contingencies
Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. We accrue for costs relating to litigation, claims and other contingent matters when, in management’s opinion, such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made. Management considers the assessment of loss contingencies as a critical accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on our results of operations that could result from legal actions or other claims and assessments.
Accounting Standards Issued and Not Yet Implemented
For discussion of accounting standards issued and not yet implemented, see Note 2 to the financial statements.
Liquidity and Capital Resources
As described above, the Company’s principal assets are 100% of the capital stock of SS/L and a 64% economic interest in Telesat. In addition, the Company has a 56% economic interest in XTAR and is also investing in the entire Canadian capacity of the ViaSat-1 satellite which is under construction. SS/L’s operations as well as the Canadian ViaSat-1 operations (insignificant other than capital expenditures until the satellite is launched) are consolidated in the Company’s financial statements, while the operations of Telesat and XTAR are not consolidated but presented using the equity method of accounting. The Parent Company has no debt; SS/L has a $100 million revolving credit facility under which only $5 million of letter of credit capacity is utilized as of December 31, 2009. Telesat has third party debt with financial institutions, and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. The Parent Company has provided a guarantee of SS/L’s $100 million credit facility but has not provided a guarantee for the Telesat or XTAR debt. Cash is maintained at the Parent Company, SS/L, Telesat and XTAR to support the operating needs of each respective entity. The ability of SS/L and Telesat to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to the debt at each of those entities and in the case of Telesat and XTAR by their respective shareholder agreements.
Cash and Available Credit
At December 31, 2009, the Company had $168 million of cash and cash equivalents, $6 million of restricted cash and no debt outstanding. This represents an improvement of $106 million from our cash position, net of borrowings, at December 31, 2008. Our improved cash position is primarily the result of improved operating results, increased customer advances, reduced inventory levels and tax refunds. During the first three months of 2009, SS/L repaid the $55 million of loans that were outstanding at December 31, 2008, and has not borrowed any new funds under its $100 million revolving credit agreement. At December 31, 2009, SS/L had $5 million of letters of credit outstanding. The restricted cash balance at December 31, 2009 is substantially unchanged from December 31, 2008.
The SS/L Credit Agreement, which is guaranteed pursuant to a Parent Guarantee Agreement, provides SS/L with a $100 million revolving credit facility, including a $50 million letter of credit sub-limit. Any borrowings under the SS/L Credit Agreement mature on October 16, 2011. As of March 12, 2010, SS/L has borrowing availability of approximately $95 million under the facility after giving effect to approximately $5 million of outstanding letters of credit. SS/L anticipates that over the next 12 months it will be in compliance with all the covenants of the SS/L Credit Agreement and have full availability of the facility.

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
We currently invest our cash in several liquid Prime AAA money market funds. The dispersion across funds reduces the exposure of a default at one fund. During 2009, the Company moved its investments from Treasury funds and Government funds to increase yield given the partial recovery in the credit markets. We do not currently hold any investments in auction rate securities or enhanced money market funds that had previously been subject to liquidity issues and price declines.
Liquidity
During 2009, the Parent Company funded its portion of the construction, launch and insurance costs of the ViaSat-1 satellite, paid attorneys’ fees associated with the shareholder derivative litigation, made a cash investment in XTAR and funded Parent Company operating costs. For 2010 and 2011, the Parent Company will continue to fund its portion of the construction, launch and insurance costs of the ViaSat-1 satellite as well as fund gateway and related costs to prepare for service so as to fulfill its obligations under the lease agreement for the Canadian coverage portion of the ViaSat-1 satellite entered into on December 31, 2009. Total ViaSat-1 related expenditures for the Parent Company for 2010 and 2011 are estimated to be approximately $40 million, some of which will be offset by lessee prepayments of between CAD 2.5 million and CAD 13.0 million in 2010. The Company is obligated to indemnify its directors and officers for expenses incurred by them in connection with their defense in the Delaware shareholder derivative case relating to the Company’s sale in 2007 of $300 million of preferred stock to certain funds affiliated with MHR. The Company has directors and officers liability insurance coverage that provides the Company with coverage of up to $40 million for amounts paid as a result of these indemnification obligations. As of December 31, 2009, the insurers have advanced approximately $9.8 million in defense costs, and the Company is seeking to recover from its insurers $19.4 million in fees and expenses previously paid to plaintiffs’ counsel in the litigation and $1.6 million in defense costs and expenses that have been denied by the insurers. In addition, the Company is seeking to recover from its insurers any defense costs and expenses that may be determined by a special committee of the Board to be properly payable to its directors who are affiliated with MHR who have requested indemnification for defense costs and expenses in the amount, as of November 30, 2008, of approximately $18 million (see Note 14 to the financial statements for a detailed discussion of these matters). To the extent the Company’s indemnification obligations exceed the $40 million limit of its insurance coverage, the Company will have to pay this excess from its own cash on hand. Moreover, to the extent that the Company does not prevail in its litigation with its insurers, the Company will be obligated to pay all indemnification obligations not already paid from its own cash on hand.
At the Parent Company, we expect that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. In addition, we believe that SS/L, Telesat and XTAR have sufficient liquidity to fund their respective requirements for the next 12 months and, as such, will not require funding from the Parent Company.
In addition to our cash on hand, we believe that given the substantial value of our unleveraged assets, which consist of our 64% economic interest in Telesat, our 56% equity interest in XTAR and the ViaSat-1 Canadian broadband lease, we have the ability, if appropriate, to access the financial markets for debt or equity at the Parent Company. Given the uncertain financial environment, however, there can be no assurance that the Company would be able to obtain such financing on acceptable terms.
During 2009, SS/L generated significant positive cash flow while also funding the continued increase in its orbital receivable asset, capital expenditures and repaying its outstanding debt. For each of 2010 and 2011, SS/L’s capital expenditures are projected to be $40 to $50 million. This is above our normal level of annual capital expenditures of between $25 million and $30 million. For 2010 and 2011, we anticipate completing certain building modifications and purchasing additional test and satellite handling equipment required to meet our contractual obligations as a result of our increased backlog and size and complexity of the satellites under construction. As demonstrated by SS/L’s actual capital expenditures falling below previously projected amounts in 2008 and 2009, SS/L maintains the flexibility to defer a portion of its ongoing capital expenditures as circumstances may require. In addition, in 2010 SS/L expects to fund the growth in its orbital receivable asset by more than $80 million (see discussion below). Finally, with the termination of the Sirius Credit Agreement in December 2009, there is no short-term funding requirement associated with the construction of the FM-6 satellite. SS/L believes that, absent unforeseen circumstances, with its cash on hand and cash flow from operations, it has sufficient liquidity to fulfill its obligations for the next 12 months. The borrowing capacity under the revolving credit facility enhances the liquidity position of SS/L.

Satellite construction contracts often include provisions for orbital incentives pursuant to which a portion of the contract value (typically about 10%) is received over the life of the satellite (typically 15 years). Receipt of these orbital incentives is contingent upon performance of the satellite in accordance with contractual specifications. As of December 31, 2009, SS/L has orbital receivables of approximately $240 million, net of fair value adjustments of $19 million. Approximately $124 million of the gross orbital receivables are related to satellites launched as of December 31, 2009, and $135 million are related to satellites that are under construction as of December 31, 2009. This represents an increase in orbital receivables of approximately $59 million from the December 31, 2008 level.
Current economic conditions, though improved from December 2008, could affect the ability of customers to make payments, including orbital incentive payments, under satellite construction contracts with SS/L. Though most of SS/L’s customers are substantial corporations for which creditworthiness is generally high, SS/L has certain customers which are either highly leveraged or are in the developmental stage and are not fully funded. Customers that are facing maturities on their existing debt also have elevated credit risk under current market conditions. There can be no assurance that these customers will not delay contract payments to, or seek financial relief from, SS/L. If customers fall behind or are unable to meet their payment obligations, SS/L’s liquidity will be adversely affected.
There can be no assurance that SS/L’s customers will not default on their obligations to SS/L in the future and that such defaults will not materially and adversely affect SS/L and Loral. In the event of an uncured payment default by a customer during the pre-launch construction phase of the satellite, SS/L’s construction contracts generally provide SS/L with significant rights even if its customers (or successors) have paid significant amounts under the contract. These rights typically include the right to stop work on the satellite and the right to terminate the contract for default. In the latter case, SS/L would generally have the right to retain, and sell to other customers, the satellite or satellite components that are under construction. The exercise of such rights, however, could be impeded by the assertion by customers of defenses and counterclaims, including claims of breach of performance obligations on the part of SS/L, and our recovery could be reduced by the lack of a ready resale market for the affected satellites or their components. In either case, our liquidity could be adversely affected pending resolution of such customer disputes.
In the event of an uncured payment default by a customer after satellite delivery and launch when title has passed to the customer, SS/L’s remedies are more limited. Typically, amounts due post-launch and delivery are final milestone payments and, in certain cases, orbital incentive payments. To recover such amounts, SS/L generally would have to commence litigation to enforce its rights. We believe, however, that, as customers generally rely on SS/L to provide orbital anomaly and troubleshooting support for the life of the satellite, which support is generally perceived to be critical to maximize the life and performance of the satellite, it is likely that customers (or their successors) will cure any payment defaults and fulfill their payment obligations or make other satisfactory arrangements to obtain SS/L’s support, and our liquidity would not be adversely affected.
As of December 31, 2009, SS/L had renegotiated payment terms of certain past due receivables and future payment obligations from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit. ICO, which filed for bankruptcy protection under chapter 11 of the Bankruptcy Code in May 2009, has agreed to, and the Bankruptcy Court has approved, ICO’s assumption of its contract with SS/L. SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. ICO’s plan of reorganization was confirmed by the Bankruptcy Court in October 2009. The effective date of the plan is subject to, among other things, regulatory approval of the FCC.
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

SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer may terminate the contract for default. The customer is an established operator which will utilize the satellite in the operation of its existing business. SS/L and the customer are continuing to perform their obligations under the contract, and the customer continues to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should terminate the contract for default, the customer would be entitled to a full refund of its payments and liquidated damages, which through December 31, 2009 totaled approximately $106 million, plus re-procurement costs and interest. In the event of a termination for default, SS/L would own the satellite and would attempt to recoup any losses through resale to another customer.
As of December 31, 2009, SS/L had booked seven satellite awards for the year in addition to the seven satellites booked last year, resulting in backlog of $1.6 billion. If SS/L’s satellite awards fall below, on average, four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under the SS/L Credit Agreement are sufficient to finance SS/L, even if we receive fewer than four to five awards over the next 12 months. If SS/L were to experience a shortage of orders below the four to five awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs. There can be no assurance that the SS/L could obtain such financing on favorable terms, if at all.
Telesat
Cash and Available Credit
As of December 31, 2009, Telesat had CAD 154 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its Revolving Facility. Telesat believes that cash and short-term investments as of December 31, 2009, cash flow from operations, including amounts provided by operating activities, cash flow from customer prepayments and drawings on the available lines of credit under the Credit Facility (as defined below) will be adequate to meet its expected cash requirement for the next 12 months for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures.
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
Liquidity
A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months. Cash required for the construction of the Telstar 14R and Nimiq 6 satellites will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.
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

			December 31,	December 31,
	Maturity	Currency	2009	2008
			(In CAD millions)
Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent	—	—
Canadian term loan facility	October 31, 2012	CAD	185	195
U.S. term loan facility	October 31, 2014	USD	1,777	2,087
U.S. term loan II facility	October 31, 2014	USD	152	179
Senior notes	November 1, 2015	USD	703	819
Senior subordinated notes	November 1, 2017	USD	220	256

		CAD	3,037	3,536
Current portion		CAD	(23)	(23)

Long term portion		CAD	3,014	3,513

The outstanding debt balances above, with the exception of the revolving credit facility and the Canadian term loan, are presented net of related debt issuance costs. The debt issuance costs in the amount of CAD 6 million related to the revolving credit facility and the Canadian term loan are included in other assets and are amortized to interest expense on a straight-line basis. All other debt issuance costs are amortized to interest expense using the effective interest method.
The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Borrowings under the Senior Secured Credit Facilities bear interest at a base interest rate plus margins of 275 — 300 basis points. The required repayments on the Canadian term loan facility will be CAD 15 million for the year ended December 31, 2010. For the U.S. term loan facilities, required repayments in 2010 are 1/4 of 1% of the initial aggregate principal amount which is approximately $5 million per quarter. Telesat is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates.
The Senior notes bear interest at an annual rate of 11.0% and are due November 1, 2015. The Senior notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity and (vii) redeem the Senior notes prior to May 1, 2012, in each case subject to exceptions provided in the Senior notes indenture.
The Senior subordinated notes bear interest at a rate of 12.5% and are due November 1, 2017. The Senior subordinated notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity and (vii) redeem the Senior subordinated notes prior to May 1, 2013, in each case subject to exceptions provided in the Senior subordinated notes indenture.

Interest Expense
An estimate of the interest expense on the Facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Senior Secured Credit Facilities. Telesat’s estimated interest expense for 2010 is approximately CAD 256 million.
Derivatives
Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.
Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At December 31, 2009, Telesat had CAD 21.5 million of outstanding foreign exchange contracts which require the Company to pay Canadian dollars to receive $20.0 million for future capital expenditures and interest payments. At December 31, 2009, the fair value of these derivative contract liabilities was an unrealized loss of CAD 0.4 million, and at December 31, 2008, there was a CAD 10.8 million unrealized gain. This forward contract matured on January 15, 2010.
Telesat has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its U.S. dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At December 31, 2009, the Company had a cross currency basis swap of CAD 1,199.7 million which requires the Company to pay Canadian dollars to receive $1,032.9 million. At December 31, 2009, the fair value of this derivative contract was an unrealized loss of CAD 137.1 million. This non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014. At December 31, 2008, there was an unrealized gain of CAD 8.8 million.
Interest rate risk
Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At December 31, 2009, the fair value of these derivative contract liabilities was an unrealized loss of CAD 47.8 million, and at December 31, 2008, there was an unrealized loss of CAD 82.3 million. This non-cash loss will remain unrealized until the contracts are settled. These contracts are due between January 29, 2010 and October 31, 2014.
Capital Expenditures
Telesat has entered into contracts with SS/L for the construction of Telstar 14R (targeted for launch in mid-2011) and Nimiq 6, a direct broadcast satellite to be used by Telesat’s customer, Bell TV. These expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.
XTAR
In January 2009, XTAR reached an agreement with Arianespace, S.A. to settle its revenue-based fee that was to be paid over time. To enable XTAR to be able to make these settlement payments, XTAR issued a capital call to its LLC members for $8 million in 2009. The capital call required Loral to increase its investment in XTAR by approximately $4.5 million, representing its 56% share of $8 million. This settlement benefited XTAR by providing a significant reduction to amounts that it would have been required to pay in the future and satisfied XTAR’s obligations to Arianespace.

Contractual Obligations and Other Commercial Commitments
The following tables aggregate our contractual obligations and other commercial commitments as of December 31, 2009 (in thousands).
Contractual Obligations:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases(1)	$42,202	$10,737	$14,167	$7,282	$10,016
Unconditional purchase obligations(2)	468,514	305,623	162,891	—	—
Other long-term obligations(3)	44,259	23,116	18,076	494	2,573
Revolving credit agreement(4)	—	—	—	—	—

Total contractual cash obligations(5)	$554,975	$339,476	$195,134	$7,776	$12,589

Other Commercial Commitments:

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			More than
	Committed	1 Year	1-3 Years	4-5 Years	5 Years
Stand by letter of credit	$4,291	$4,291	$—	$—	$—

(1)	Represents future minimum payments under operating leases with initial or remaining terms of one year or more.

(2)	SS/L has entered into various purchase commitments with suppliers due to the long lead times required to produce purchased parts.

(3)
Represents our commitment in connection with an agreement entered into between Loral and ViaSat for the purchase by Loral of a portion of the ViaSat-1 satellite which is being constructed by SS/L for ViaSat as well as commitments for related gateway infrastructure and equipment (see Note 16 to the financial statements).

(4)
On October 16, 2008, SS/L entered into a Credit Agreement with several banks and other financial institutions. The Credit Agreement provides for a $100 million senior secured revolving credit facility. The Revolving Facility includes a $50 million letter of credit sublimit. The Credit Agreement is for a term of three years, maturing on October 16, 2011 (see Note 8 to the financial statements). No amounts were outstanding under the Credit Agreement at December 31, 2009.

(5)
Does not include our liabilities for uncertain tax positions of $111.3 million. Because the timing of future cash outflows associated with our liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 9 to the financial statements). Does not include obligations for pensions and other postretirement benefits, for which we expect to make employer contributions of $28.9 million in 2010. We also expect to make significant employer contributions to our plans in future years.

Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for 2009 was $155 million. This was primarily due to net cash provided from program related assets (contracts-in-process, inventories, long term receivables and customer advances) of $84 million and net income adjusted for non-cash items of $67 million. Changes in program related assets resulted mainly from progress on new and existing satellite programs.
Other significant factors that contributed to the cash change in 2009 were: accounts payable, accrued expenses and other current liabilities used cash of $15 million and cash was provided by income tax refunds of $18 million.
Net cash used in operating activities for 2008 was $202 million. This was primarily due to an increase in contracts in process of $216 million and a decrease in customer advances of $20 million, primarily resulting from progress on new satellite programs, a decrease in taxes payable of $55 million, primarily due to tax payments, net of refunds, of $30 million, a decrease in pension and post retirement liabilities of $19 million and a decrease in accrued expenses and other current liabilities of $22 million which includes a Telesat post-closing final adjustment payment to PSP of $9 million, partially offset by an increase in accounts payable of $24 million, an increase in long term liabilities of $33 million, primarily due to a $41 million liability for uncertain tax positions and a net loss after adjustment for non-cash items of $69 million.

Net cash provided by operating activities for 2007 was $27 million. This was primarily due to a decrease in accounts receivable of $65 million from the collection of vendor financing from a customer and a $22 million increase in cash from net income adjusted for non-cash items including an increase in income taxes payable attributable to taxes expensed in 2007 and paid in 2008 related to the gain from the contribution of substantially all of the Loral Skynet assets and related liabilities to Telesat. These sources of cash were partially offset by an increase in contracts-in-process of $61 million and a reduction in customer advances of $17 million due to continued progress on the related satellite programs.
Net Cash (Used in) Provided By Investing Activities
Net cash used in investing activities for 2009 was $49 million, primarily resulting from capital expenditures of $44 million and an additional investment of $4.5 million in XTAR, representing our 56% share of an $8 million capital call.
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
Net cash provided by investing activities for 2007 was $62 million, primarily resulting from the net effect of cash management of short-term investments of $118 million and net proceeds received for the contribution of Loral Skynet to Telesat of $58 million. These changes were partially offset by capital expenditures of $96 million, an increase in restricted cash of $20 million and a net distribution from an equity investment of $2 million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for 2009 was $55 million, primarily resulting from the repayment of borrowings under the SS/L Credit Agreement.
Net cash provided by financing activities for 2008 was $52 million, primarily resulting from the proceeds, net of expenses, from borrowings under the SS/L Credit Agreement.
Net cash provided by financing activities for 2007 was $40 million, primarily resulting from the proceeds, net of expenses, from the sale of preferred stock of $284 million, the borrowing of a term loan of $141 million from Valley National to fund redemption of the Loral Skynet Notes and the proceeds from the exercise of stock options of $2 million, partially offset by the distribution of proceeds for the redemption of the Loral Skynet Preferred Stock of $238 million, the repayment of the Loral Skynet Notes of $126 million, the redemption premium of $13 million paid on the extinguishment of the Loral Skynet Notes and cash dividends paid on the Loral Skynet Preferred Stock of $12 million
Other
During 2009, we contributed approximately $23 million to the qualified pension plan and funded approximately $2 million for other employee post-retirement benefit plans. During 2008, we contributed approximately $28 million to the qualified pension plan and funded approximately $3 million for other employee post-retirement benefit plans. During 2007, Loral made no contributions to the qualified pension plan and funded approximately $3 million for other employee post-retirement benefit plans. During 2010, based on current estimates, we expect to contribute approximately $25 million to the qualified pension plan and expect to fund approximately $4 million for other employee post-retirement benefit plans.
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

Our consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in millions):

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Revenues	$92.1	$84.0	$22.0
Elimination of Loral’s proportionate share of (profits) losses relating to affiliate transactions	(10.1)	(5.0)	1.9
Profits (losses) relating to affiliate transactions not eliminated	5.7	2.8	(1.1)
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
As of December 31, 2009, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the December 31, 2009 exchange rates) that were unhedged:

	Foreign Currency	U.S.$
	(In millions)
Future revenues — Japanese Yen	¥35.1	$0.4
Future expenditures — Japanese Yen	¥4,613.7	$50.0
Contracts-in-process, unbilled receivables — Japanese Yen	¥75.4	$0.8
Future revenues — EUROs	€4.4	$6.3
Future expenditures — EUROs	€2.4	$3.4
Derivatives
On July 9, 2008, SS/L was awarded a satellite contract denominated in EUROs and entered into a series of foreign exchange forward contracts with maturities through 2011 to hedge the associated foreign currency exchange risk. These foreign exchange forward contracts have been designated as cash flow hedges of future Euro denominated receivables.
The maturity of foreign currency exchange contracts held as of December 31, 2009 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
	Amount	Rate	Rate
Maturity	(In millions)
2010	€19.2	$29.4	$27.5
2011	23.5	35.7	33.7

	€42.7	$65.1	$61.2

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.
The aggregate fair value of derivative instruments was a net asset position of $3.9 million as of December 31, 2009. This amount represents the maximum exposure to loss at December 31, 2009 as a result of the counterparties failing to perform as contracted.
Telesat
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 45% of Telesat’s revenues for the year ended December 31, 2009, certain of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at December 31, 2009 would have increased or decreased Telesat’s net income for the year ended December 31, 2009 by approximately $139 million. During the period from October 31, 2007 to December 31, 2009, Telesat’s U.S. Term Loan Facility, Senior Notes and Senior Subordinated Notes have increased by approximately $266 million due to the stronger U.S. dollar. However during that same time period, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $171 million.
Interest
The Company had no borrowings outstanding under the SS/L Credit Agreement at December 31, 2009. Borrowings under this facility are limited to Eurodollar Loans for periods ending in one, two, three or six months or ABR Loans which rate is adjusted daily based upon changes in the Prime Rate or Federal Funds Rate. Because of the nature of the borrowing under a revolving credit facility, the borrowing rate adjusts to changes in interest rates over time. For a $100 million credit facility, if it were fully borrowed, a one percent change in interest rates would effect the Company’s interest expense by $1 million for the year. The Company had no other long-term debt or other exposure to changes in interest rates with respect thereto.
As of December 31, 2009, the Company held 984,173 shares of Globalstar Inc. common stock and $2.9 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the year, our excess cash was invested in money market securities; we did not hold any other marketable securities.
Item 8.  Financial Statements and Supplementary Data
See Index to Financial Statements and Financial Statement Schedules on page F-1.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls may also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Loral Space & Communications Inc.
New York, New York
We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/  DELOITTE & TOUCHE LLP
New York, New York
March 15, 2010

Item 9B.  Other Information
None.
PART III
Item 10.  Directors and Executive Officers of the Registrant
Executive Officers of the Registrant
The following table sets forth information concerning the executive officers of Loral as of March 1, 2010.

Name	Age	Position

Michael B. Targoff	65	Chief Executive Officer since March 1, 2006, President since January 2008 and Vice Chairman of the Board of Directors since November 2005. Prior to that, founder of Michael B. Targoff & Co.

Avi Katz	51	Senior Vice President, General Counsel and Secretary since January 2008. Vice President, General Counsel and Secretary from November 2005 to January 2008. Vice President, General Counsel and Secretary of Old Loral from November 1999 to November 2005.

Richard P. Mastoloni	45	Senior Vice President of Finance and Treasurer since January 2008. Vice President and Treasurer from November 2005 to January 2008. Vice President and Treasurer of Old Loral from February 2002 to November 2005. Vice President of Old Loral from September 2001 to February 2002.

Harvey B. Rein	56	Senior Vice President and Chief Financial Officer since January 2008. Vice President and Controller from November 2005 to January 2008. Vice President and Controller of Old Loral from April 1996 to November 2005.

John Capogrossi	56	Vice President and Controller since January 2008. Executive Director, Financial Planning and Analysis, from October 2006 to January 2008. Assistant Controller from November 2005 to October 2006. Assistant Controller of Old Loral from January 2001 to November 2005.
Messrs. Katz, Mastoloni and Rein were executive officers of Old Loral and certain of its subsidiaries which filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in July 2003. In addition, Messrs. Katz, Mastoloni and Rein served as executive officers of Globalstar, L.P. and certain of its subsidiaries, Loral/Qualcomm Satellite Services, L.P. (“LQSS”), the managing general partner of Globalstar, L.P., Loral/Qualcomm Partnership, L.P. (“LQP”), the general partner of LQSS, and certain subsidiaries of Old Loral that served as general partners of LQP, all of which filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in February 2002.
The remaining information required under Item 10 will be presented in the Company’s 2010 definitive proxy statement which is incorporated herein by reference.
Item 11.  Executive Compensation
Information required under Item 11 will be presented in the Company’s 2010 definitive proxy statement which is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under Item 12 will be presented in the Company’s 2010 definitive proxy statement which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
Information required under Item 13 will be presented in the Company’s 2010 definitive proxy statement which is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
Information required under Item 14 will be presented in the Company’s 2010 definitive proxy statement which is incorporated herein by reference.
PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a) 1. Financial Statements

Index to Financial Statements and Financial Statement Schedule	F-1

Loral Space & Communications Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Equity for the years ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7
(a) 2. Financial Statement Schedule
Schedule II	F-61

Separate Financial Statements of Subsidiaries not consolidated Pursuant to Rule 3-09 of Regulation S-X

Telesat Holdings Inc. and Subsidiaries:
Report of Independent Registered Chartered Accountants	F-62
Consolidated Statements of Earnings (Loss) for the years ended December 31, 2009, 2008 and 2007	F-63
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 2007	F-64
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2009 with comparative figures for the periods ended December 31, 2008, December 31, 2007, October 30, 2007	F-65
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-66
Consolidated Statements of Cash Flow for the years ended December 31, 2009, 2008 and 2007	F-67
Notes to the 2009 Consolidated Financial Statements	F-68

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 3, 2005(1)

2.2	Modification to Debtors’ Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated August 1, 2005(2)

2.3	Letter Agreement among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363213 Canada Inc. dated December 14, 2006(5)

2.4	Share Purchase Agreement among 4363213 Canada Inc., BCE Inc. and Telesat dated December 16, 2006(5)

2.5	Letter Agreement among Loral Space & Communications Inc., Public Sector Pension Investment Board and BCE Inc. dated December 16, 2006(5)

2.6	Asset Transfer Agreement, dated as of August 7, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(7)

2.7	Amendment No. 1 to Asset Transfer Agreement, dated as of September 24, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(8)

2.8	Asset Purchase Agreement, dated as of August 7, 2007, by and among Loral Skynet Corporation, Skynet Satellite Corporation and Loral Space & Communications Inc.(7)

3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(19)

3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(15)

3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(23)

10.1
Credit Agreement, dated as of October 16, 2008, among Space Systems/Loral, Inc., as Borrower, the several lenders from time to time party thereto, Bank of America, N.A., as Documentation Agent, ING Bank, N.V., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent(14)

10.2	Parent Guarantee Agreement, dated as of October 22, 2008, by Loral Space & Communications Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.(14)

10.3
Ancillary Agreement, dated as of August 7, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363230 Canada Inc.(7)

10.4	Adjustment Agreement, dated as of October 29, 2007, between Telesat Interco Inc. (formerly 4363213 Canada Inc.), BCE Inc. and Telesat(9)

10.5
Omnibus Agreement, dated as of October 30, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, Red Isle Private Investments Inc. and Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(9)

10.6
Shareholders Agreement, dated as of October 31, 2007, between Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Space & Communications Holdings Corporation, Loral Holdings Corporation, Loral Skynet Corporation, John P. Cashman, Colin D. Watson, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat and MHR Fund Management LLC(9)

10.7	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat(9)

10.8	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(9)

10.9
Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(9)

10.10	Amended and Restated Registration Rights Agreement dated December 23, 2008 by and among Loral Space & Communications Inc. and the Persons Listed on the Signature Pages Thereof(15)

Exhibit
Number	Description

10.11
Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.(20)

10.12
Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(10)

10.13	Beam Sharing Agreement, dated as of January 11, 2008, by and between Loral Space & Communications Inc. and ViaSat Inc.(11)

10.14	Satellite Capacity and Gateway Service Agreement dated as of December 31, 2009 between Loral Space & Communications Inc. and Barrett Xplore Inc.(22)

10.15	Employment Agreement between Loral Space & Communications Inc. and Michael B. Targoff dated as of March 28, 2006 and amended and restated as of December 17, 2008(17) ‡

10.16	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(3) ‡

10.17	Officers’ and Directors’ Indemnification Agreement between Space Systems/Loral, Inc. and C. Patrick DeWitt dated November 21, 2005(3) ‡

10.18	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(15) ‡

10.19	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(18) ‡

10.20
Form of Amended and Restated Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan for Senior Management dated as of December 21, 2005 and amended and restated as of November 10, 2008(17) ‡

10.21	Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan between Loral Space & Communications Inc. and Michael B. Targoff dated March 28, 2006(4) ‡

10.22	Restricted Stock Unit Agreement dated March 5, 2009 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡

10.23	Restricted Stock Unit Agreement dated March 5, 2010 between Loral Space & Communications Inc. and Michael B. Targoff †‡

10.24	Restricted Stock Unit Agreement dated March 5, 2009 between Loral Space & Communications Inc. and C. Patrick DeWitt(16) ‡

10.25	Option Agreement dated October 27, 2009, between Loral Space & Communications Inc. and Michael B. Targoff(21) ‡.

10.26	Form of Restricted Stock Unit Agreement dated October 27, 2009 between Loral Space & Communications Inc. and Loral executives(21) ‡

10.27	Form of Phantom Stock Appreciation Rights Agreement relating to Space Systems/Loral, Inc. dated October 27, 2009 between Loral Space & Communications Inc. and Loral and SS/L executives(21) ‡

10.28	Form of Director 2006 Restricted Stock Agreement(6) ‡

10.29	Form of Director 2007 Restricted Stock Agreement(6) ‡

10.30	Form of Director 2008 Restricted Stock Agreement(17) ‡

10.31	Form of Director 2009 Restricted Stock Unit Agreement† ‡

10.32	Form of Employee Restricted Stock Agreement(6) ‡

10.33	Amended and Restated Space Systems/Loral, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008)(15) ‡

10.34	Loral Savings Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008)(15) ‡

Exhibit
Number	Description

10.35	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and Restated as of December 17, 2008)(15) ‡

14.1	Code of Conduct, Revised as of June 11, 2008(13)

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

23.2	Consent of Deloitte & Touche LLP†

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

9.1
Credit Agreement, dated as of October 31, 2007, among Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat Holdings Inc. (formerly 4363205 Canada Inc.), 4363230 Canada Inc., Telesat LLC, certain subsidiaries of Telesat Holdings Inc., as guarantors, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley & Co. Incorporated, as collateral agent for the lenders, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, as issuing bank, and Citibank, N.A., Canadian Branch or any of its lending affiliates, as co-documentation agents, and Morgan Stanley & Co. Incorporated, UBS Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running managers(9)

99.2	Articles of Incorporation of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(9)

99.3	By-Law No. 1 of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(9)

99.4
Letter Agreement dated March 28, 2008 among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, Red Isle Private Investment Inc. and Telesat Holdings Inc.(12)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2005.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 28, 2006.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2006.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2007.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 27, 2007.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2008.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 31, 2008.

(13)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q filed on June 16, 2008.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 22, 2008.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2009.

(17)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 16, 2009.

(18)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q filed on May 11, 2009.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2009.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2009.

(21)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q filed on November 9, 2009.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2010.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010.

†	Filed herewith.

‡	Management compensation plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.
By:	/s/ MICHAEL B. TARGOFF
Michael B. Targoff
Vice Chairman of the Board, Chief Executive Officer and President Dated: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Vice Chairman of the Board, Chief Executive Officer and President	March 15, 2010

/s/ MARK H. RACHESKY, M.D. Mark H. Rachesky, M.D.	Director, Non-Executive Chairman of the Board	March 12, 2010

/s/ SAI S. DEVABHAKTUNI Sai S. Devabhaktuni	Director	March 12, 2010

/s/ HAL GOLDSTEIN Hal Goldstein	Director	March 12, 2010

/s/ JOHN D. HARKEY, JR. John D. Harkey, Jr.	Director	March 12, 2010

/s/ ARTHUR L. SIMON Arthur L. Simon	Director	March 12, 2010

/s/ JOHN P. STENBIT John P. Stenbit	Director	March 12, 2010

/s/ HARVEY B. REIN Harvey B. Rein	Senior Vice President and CFO (Principal Financial Officer)	March 15, 2010

/s/ JOHN CAPOGROSSI John Capogrossi	Vice President and Controller (Principal Accounting Officer)	March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Loral Space & Communications Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/  DELOITTE & TOUCHE LLP
New York, New York
March 15, 2010

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$168,205	$117,548
Contracts-in-process	190,809	213,651
Inventories	83,671	109,755
Other current assets	24,343	54,286

Total current assets	467,028	495,240
Property, plant and equipment, net	207,996	188,270
Long-term receivables	248,097	184,701
Investments in affiliates	282,033	72,642
Intangible assets, net	20,300	31,578
Other assets	27,998	23,436

Total assets	$1,253,452	$995,867

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,809	$91,052
Accrued employment costs	44,341	41,819
Customer advances and billings in excess of costs and profits	291,021	184,592
Income taxes payable	1,539	233
Other current liabilities	17,608	31,678

Total current liabilities	441,318	349,374
Borrowings under revolving credit facility	—	55,000
Pension and other postretirement liabilities	226,190	230,660
Long-term liabilities	153,953	151,176

Total liabilities	821,461	786,210
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 20,390,752 and 20,286,992 shares issued and outstanding	204	203
Non-voting common stock, $0.1 par value; 20,000,000 shares authorized, 9,505,673 issued and outstanding	95	95
Paid-in capital	1,013,790	1,007,011
Accumulated deficit	(519,220)	(750,922)
Accumulated other comprehensive loss	(62,878)	(46,730)

Total equity	431,991	209,657

Total liabilities and equity	$1,253,452	$995,867

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue from satellite manufacturing	$993,400	$869,398	$761,363
Revenue from satellite services	—	—	121,091

Total revenues	993,400	869,398	882,454
Cost of satellite manufacturing	880,486	787,758	688,991
Cost of satellite services	—	—	86,213
Selling, general and administrative expenses	92,703	97,015	166,936
Gain on recovery from customer bankruptcy	—	(9,338)	—
Impairment of goodwill	—	187,940	—
Gain on contribution of Loral Skynet	—	—	(104,942)

Operating income (loss)	20,211	(193,977)	45,256
Interest and investment income	8,307	11,857	39,279
Interest expense	(1,422)	(2,268)	(2,312)
Gain on foreign exchange contracts	—	—	89,364
Gain on litigation, net	—	38,823	—
Impairment of available for sale securities	—	(5,823)	—
Loss on extinguishment of debt	—	—	(16,155)
Other (expense) income	(121)	(135)	2,354

Income (loss) before income taxes and equity in net income (losses) of affiliates	26,975	(151,523)	157,786
Income tax provision	(5,571)	(45,744)	(83,457)

Income (loss) before equity in net income (losses) of affiliates	21,404	(197,267)	74,329
Equity in net income (losses) of affiliates	210,298	(495,649)	(21,430)

Net income (loss)	231,702	(692,916)	52,899
Net income attributable to noncontrolling interest	—	—	(23,240)

Net income (loss) attributable to Loral Space & Communications Inc.	231,702	(692,916)	29,659
Preferred dividends	—	(24,067)	(19,379)
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock	—	—	(25,685)

Net income (loss) applicable to Loral Space & Communications Inc. common shareholders	$231,702	$(716,983)	$(15,405)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$7.79	$(35.13)	$(0.77)

Diluted income (loss) per share	$7.73	$(35.13)	$(0.77)

Weighted average shares outstanding:
Basic	29,761	20,407	20,087

Diluted	29,981	20,407	20,087

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Series A-1		Series B-1								Accumulated
	Convertible		Convertible		Common Stock						Other
	Preferred Stock		Preferred Stock		Voting		Non-Voting			Accumulated	Comprehensive
	Shares		Shares		Shares		Shares		Paid-In	Earnings	Income	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	(Deficit)	(loss)	Interest	Equity
Balance, January 1, 2007					20,000	$200			$644,708	$(37,981)	$40,075	$214,256	$861,258
Uncertain tax positions, cumulative effect upon adoption										(6,238)			(6,238)
Net income attributable to Loral Space & Communications Inc.										29,659
Other comprehensive loss											(3,558)
Comprehensive income													26,101
Issuance of Series -1 preferred stock	137	$40,237	859	$253,013					(8,864)				284,386
Issuance of Series -1 preferred stock as payment for dividend	5	1,636	42	12,764									14,400
Issuance of Loral Skynet preferred stock as payment for dividend to non controlling interest												23,343	23,343
Redemption of Loral Skynet preferred stock												(237,599)	(237,599)
Exercise of stock options					108	1			1,920				1,921
Shares surrendered to fund withholding taxes					(20)	—			(982)				(982)
Stock based compensation					205	2			26,345				26,347
Preferred stock dividends										(19,379)			(19,379)

Balance, December 31, 2007	142	41,873	901	265,777	20,293	203	—	—	663,127	(33,939)	36,517	—	973,558
Net loss										(692,916)
Other comprehensive loss											(83,247)
Comprehensive loss													(776,163)
Issuance of Series -1 preferred stock as payment for dividend	3	822	78	23,427									24,249
Shares surrendered to fund withholding taxes					(18)				(338)				(338)
Stock based compensation					12				7,621				7,621
Series-1 preferred dividends	—	618	—	4,179									4,797
Cancellation and conversion of Series-1 preferred stock to non-voting common stock	(145)	(43,313)	(979)	(293,383)			9,506	$95	336,601
Preferred stock dividends										(24,067)			(24,067)

Balance, December 31, 2008	—	—	—	—	20,287	203	9,506	95	1,007,011	(750,922)	(46,730)	—	209,657
Net income										231,702
Other comprehensive loss											(16,148)
Comprehensive income													215,554
Exercise of stock options					74	1			1,403				1,404
Shares surrendered to fund withholding taxes					(43)				(1,559)				(1,559)
Stock based compensation					73	0			6,935				6,935

Balance, December 31, 2009	—	—	—	—	20,391	$204	9,506	$95	$1,013,790	$(519,220)	$(62,878)	—	$431,991

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$231,702	$(692,916)	$52,899
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items	(164,785)	762,210	(59,211)
Changes in operating assets and liabilities:
Accounts receivable	—	—	64,828
Contracts-in-process	(7,913)	(216,354)	(60,880)
Inventories	17,482	(12,787)	(15,872)
Long-term receivables	(5,565)	13,947	(266)
Other current assets and other assets	2,806	3,393	6,369
Accounts payable	(5,628)	23,681	6,041
Accrued expenses and other current liabilities	(9,611)	(22,455)	15,866
Customer advances	80,350	(19,710)	(17,751)
Income taxes payable	21,426	(55,034)	28,719
Pension and other postretirement liabilities	(4,158)	(19,010)	8,663
Long-term liabilities	(1,544)	32,825	(2,282)

Net cash provided by (used in) operating activities	154,562	(202,210)	27,123

Investing activities:
Capital expenditures	(43,557)	(64,559)	(95,761)
Decrease (increase) in restricted cash in escrow	10	18,637	(19,709)
Proceeds received for the contribution of Loral Skynet net of cash contributed	—	—	57,591
Distribution from an equity investment	277	—	2,955
Proceeds from the sale of short-term investments and available-for-sale securities	—	162	468,571
Purchase of short-term investments	—	(500)	(350,895)
Investments in and advances to affiliates	(5,480)	(1,048)	(1,233)

Net cash (used in) provided by investing activities	(48,750)	(47,308)	61,519

Financing activities:
(Repayments) borrowings under SS/L revolving credit facility	(55,000)	55,000	—
Debt issuance costs	—	(2,628)	—
Proceeds from term loan (Loral Skynet Notes refinancing facility)	—	—	141,050
Repayment of Loral Skynet Notes	—	—	(126,000)
10% redemption fee on extinguishment of Loral Skynet Notes	—	—	(12,600)
Preferred stock issuance costs	—	—	(8,864)
Proceeds from the sale of Series-1 preferred stock	—	—	293,250
Redemption of Loral Skynet Preferred Stock	—	—	(237,599)
Proceeds from the exercise of stock options	1,404	—	2,097
Cash dividends paid on Loral Skynet Preferred Stock	—	—	(11,824)
Other	(1,559)	—	—

Net cash (used in) provided by financing activities	(55,155)	52,372	39,510

Increase (decrease) in cash and cash equivalents	50,657	(197,146)	128,152
Cash and cash equivalents — beginning of year	117,548	314,694	186,542

Cash and cash equivalents — end of year	$168,205	$117,548	$314,694

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Principal Business
Loral Space & Communications Inc., together with its subsidiaries (“Loral”, the “Company”, “we”, “our” and “us”), is a leading satellite communications company engaged in satellite manufacturing with investments in satellite-based communications services.
Loral has two segments:
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
Satellite Services:
Loral participates in satellite services operations principally through its investment in Telesat Holdings Inc. (“Telesat Holdco”), which owns Telesat Canada (“Telesat”), a global FSS provider. Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.
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
On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdco, a newly-formed joint venture, completed the acquisition of Telesat from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet to Telesat. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco (see Note 6). We use the equity method of accounting for our investment in Telesat Holdco.
We refer to the acquisition of Telesat and the related transfer of Loral Skynet to Telesat as the Telesat transaction. References to Telesat with respect to periods prior to the closing of this transaction are references to the subsidiary of BCE and with respect to the period after the closing of this transaction are references to Telesat Holdco and/or its subsidiaries, as appropriate. Similarly, unless otherwise indicated, references to Loral Skynet with respect to periods prior to the closing of this transaction are references to the operations of Loral’s satellite services segment as conducted through Loral Skynet and with respect to the period commencing on and after the closing of this transaction are, if related to the fixed satellite services business, references to the Loral Skynet operations within Telesat.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Basis of Presentation
The consolidated financial statements include the results of Loral and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated.
As noted above, we emerged from bankruptcy on November 21, 2005, and we adopted fresh-start accounting as of October 1, 2005 and determined the fair value of our assets and liabilities. Upon emergence, our reorganization equity value was allocated to our assets and liabilities, which were stated at fair value in accordance with the purchase method of accounting for business combinations. In addition, our accumulated deficit was eliminated, and our new equity was recorded in accordance with distributions pursuant to the Plan of Reorganization.
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
Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of our plant and equipment, and finite lived intangible assets, the fair value of indefinite lived intangible assets and goodwill, the fair value of stock based compensation, the realization of deferred tax assets, uncertain tax positions, gains or losses on derivative instruments and our pension liabilities.
Cash and Cash Equivalents, Restricted Cash and Available for Sale Securities
As of December 31, 2009, the Company had $168.2 million of cash and cash equivalents, and $5.6 million of restricted cash ($0.6 million included in other current assets and $5.0 million included in other assets on our consolidated balance sheet). Cash and cash equivalents include liquid investments with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Investments in publicly traded common stock are classified as available for sale securities. Available for sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income (loss).
Concentration of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates (see Note 6). Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which are highly leveraged, as well as those in the development stage which are partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements provide for management of potential credit risks with regard to our current customer base. However, the global financial markets have been adversely affected by the current market environment that includes illiquidity, market volatility, widening credit spreads, changes in interest rates, and currency exchange fluctuations. These credit and financial market conditions may have a negative effect on certain of our customers and could negatively affect the ability of such customers to pay amounts owed or to enter into future contracts with us.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventories
Inventories are valued at the lower of cost or fair value and consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process. Cost is determined using the first-in-first-out (FIFO) or average cost method. As of December 31, 2009 and 2008, inventory was reduced by an allowance for obsolescence of $28.3 million and $27.2 million, respectively. Inventory of $7.6 million was included in other assets as of December 31, 2009.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable securities	$856	$—	$—
Derivatives, net	$—	$3,873	$—
Non-qualified pension plan assets	$2,791	$—	$81
The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of December 31, 2009.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow projections. An impairment charge would be recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary. We had no equity-method investments measured at fair value at December 31, 2009.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property, Plant and Equipment
Property, plant and equipment are generally stated at cost less accumulated depreciation and amortization. As of October 1, 2005, we adopted fresh-start accounting and our property, plant and equipment owned as of that date were recorded at their fair values. Depreciation is provided primarily on accelerated methods over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Below are the estimated useful lives of our property, plant and equipment as of December 31, 2009:

Years
Land improvements	20
Buildings and building improvements	10 to 45
Leasehold improvements	2 to 17
Equipment, furniture and fixtures	5 to 10
Costs incurred in connection with the construction and deployment of Loral’s portion of the ViaSat-1 satellite and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch and in-orbit insurance costs and costs for gateway services equipment. Capitalized interest related to the construction of satellites during 2007 was $8.4 million.
Intangible Assets
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
Valuation of Long-Lived Assets
Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount of the asset may not be recoverable. In connection with such review, the Company also re-evaluates the periods of depreciation and amortization for these assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed their fair value.
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
Loral Skynet
Through the closing of the Telesat transaction on October 31, 2007, satellite capacity and network services were provided under lease and network services agreements that generally provided for the use of satellite transponders and, in certain cases, earth stations and other terrestrial communications equipment for periods generally ranging from one year to the end of life of the satellite. Some of these agreements had certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity was available, the agreement may be terminated. Revenue under transponder lease and network services agreements was recognized as services were performed, provided that a contract existed, the price was fixed or determinable and collectibility was reasonably assured. Revenues under contracts that included fixed lease payment increases were recognized on a straight-line basis over the life of the lease.
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
Other terrestrial communications equipment represents network elements (such as antennas and transmission equipment) necessary to enable communication between multiple terrestrial locations through a customer-selected satellite communications service provider. Revenue from equipment sales was recognized upon acceptance by the customer or upon delivery, if the equipment already met all of the criteria and specifications in the customer-specific acceptance provision, provided that a contract existed, the price was fixed or determinable and collectibility was reasonably assured. Revenues under arrangements that included both services and equipment elements were allocated based on the relative fair values of the elements of the arrangement; otherwise, revenue was recognized as services were provided over the life of the arrangement.
Research and Development
Research and development costs, which are expensed as incurred, were $23.0 million, $34.6 million and $36.5 million for 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses in our consolidated statements of operations.
Derivative Instruments
Derivative instruments are recorded at fair value. Changes in the fair value of derivatives that have been designated as cash flow hedging instruments are included in the “Unrealized gains on cash flow hedges” as a component of other comprehensive income (loss) in the accompanying consolidated statements of equity to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments is included in the consolidated statements of operations. Changes in fair value of derivatives that are not designated as hedging instruments are included in the consolidated statements of operations (see Notes 6 and 13).

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Noncontrolling Interest
On November 21, 2005, Loral Skynet issued one million of its two million authorized shares of Series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization and represented a noncontrolling interest in Loral Skynet.
Dividends on Loral Skynet Preferred Stock are reflected as net income attributable to noncontrolling interest on our consolidated statements of operations for the year ended December 31, 2007. On November 5, 2007, all of the issued and outstanding shares of Loral Skynet Preferred Stock were redeemed in connection with the completion of the Telesat transaction (see Note 10).
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. We use the Black-Scholes-Merton option-pricing model and other models as applicable to estimate the fair value of these awards. These models require us to make significant judgments regarding the assumptions used within the models, the most significant of which are the stock price volatility assumption, the expected life of the award, the risk-free rate of return and dividends during the expected term.
The Company estimates expected forfeitures of stock-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in each reporting period and may change based on new facts and circumstances. We emerged from bankruptcy on November 21, 2005, and as a result, we did not have sufficient stock price history upon which to base our volatility assumption for measuring our stock-based awards. In determining the volatility used in our models, we considered the volatility of the stock prices of selected companies in the satellite industry, the nature of those companies, our emergence from bankruptcy and other factors in determining our stock price volatility. We based our estimate of the average life of a stock-based award using the midpoint between the vesting and expiration dates. Our risk-free rate of return assumption for awards was based on term-matching, nominal, monthly U.S. Treasury constant maturity rates as of the date of grant. We assumed no dividends during the expected term.
SS/L phantom stock appreciation rights that are expected to be settled in cash or that contain an obligation to issue a variable number of shares based on the financial performance of SS/L are classified as liabilities in our consolidated balance sheets.
Deferred Compensation
Pursuant to the Plan of Reorganization we entered into deferred compensation arrangements for certain key employees that generally vest over four years and expire after seven years. The initial deferred compensation awards were calculated by multiplying $9.44 by the number of shares of common stock underlying the stock options granted to these key employees (see Note 10). We are accreting the liability through charges to expense over the vesting period. The value of the deferred compensation may increase or decrease depending on stock price performance within a defined range, until the occurrence of certain events, including the exercise of the related stock options and vesting will accelerate if there is a change of control as defined. Deferred compensation charged (credited) to expense, net of estimated forfeitures, was $6.6 million, $(4.6) million and $6.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, our consolidated balance sheet included deferred compensation liabilities of $7.2 million. In connection with the Telesat transaction which closed on October 31, 2007, deferred compensation cost of $2.6 million was charged to expense in 2007 due to accelerated vesting from change in control provisions.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes
Loral Space & Communications Inc. and its subsidiaries are subject to U.S. federal, state and local income taxation on their worldwide income and foreign taxation on certain income from sources outside the United States. Telesat is subject to tax in Canada and other jurisdictions, and Loral will provide in operating earnings any additional U.S. current or deferred tax required on distributions received or deemed distributions from Telesat. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying anticipated statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized. For periods prior to January 1, 2009 any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. Effective January 1, 2009, all reversals of the valuation allowance balance as of October 1, 2005 are recorded as a reduction to the income tax provision (see Note 9).
The tax effects of an uncertain tax position (“UTP”) taken or expected to be taken in income tax returns are recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes estimated accrued interest and penalties related to UTPs in income tax expense.
The Company recognizes the benefit of a UTP in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional Cash Flow Information
The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Non-cash operating items:
Gain on contribution of Loral Skynet	$—	$—	$(104,942)
Equity in net (income) losses of affiliates	(210,298)	495,649	21,430
Deferred taxes	(192)	29,385	32,205
Depreciation and amortization	39,796	36,367	76,910
Stock based compensation	7,514	7,621	26,347
Provisions for inventory obsolescence	1,042	—	543
Warranty expense accruals (reversals)	(65)	431	(18,879)
Provisions for (recoveries of) bad debts on billed receivables	2,759	700	(1,917)
Adjustment to revenue straightlining assessment	—	—	(204)
Write-off of construction in process	—	—	2,164
Loss on disposition of fixed assets	—	63	—
Loss on extinguishment of debt	—	—	16,155
Impairment of goodwill	—	187,940
Impairment of available for sale securities	—	5,823	—
Curtailment gain	—	—	(1,686)
Amortization of prior service credit and actuarial gains	412	(3,200)	(3,285)
Gain on disposition of an orbital slot	—	—	(3,600)
Amortization of fair value adjustments related to orbital incentives	(664)	(3,088)	—
Gain on disposition of available for sale securities	—	(162)	(11,088)
Unrealized (gain) loss on non-qualified pension plan assets	(831)	1,391	—
Non-cash net interest	(1,582)	(149)	—
(Gain)/loss on foreign currency transactions and contracts	(2,676)	3,439	(89,364)

Net non-cash operating items	$(164,785)	$762,210	$(59,211)

Non-cash investing activities:
Available for sale securities received in connection with the sale of Globalstar do Brazil	$—	$6,000	$—

Capital expenditures incurred not yet paid	$3,091	$1,706	$—

Investment in affiliate not yet paid	$—	$1,048	$—

Non-cash financing activities:
Issuance of restricted stock	$1,591	$—	$—

Issuance of preferred stock by subsidiary as payment for dividend	$—	$—	$23,343

Issuance of Loral Series-1 Preferred Stock as payment for dividend	$—	$24,248	$14,400

Accrued dividends on Loral Series-1 Preferred Stock	$—	$4,797	$4,979

Issuance of non-voting common stock and cancellation of Loral Series-1 Preferred Stock	$—	$336,696	$—

Supplemental information:
Interest paid	$2,164	$2,380	$24,891

Tax (refunds) payments	$(17,972)	$29,835	$5,292

Cash paid for reorganization items:
Professional fees			$(160)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements
The amended provisions of ASC Topic 805, Business Combinations (“ASC 805”), were effective for the Company on January 1, 2009. The revisions extend the applicability of guidance provided by ASC 805 to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also requires the acquirer to recognize an adjustment to income tax expense for changes in the valuation allowance for acquired deferred tax assets and liabilities for uncertain tax positions. On January 1, 2009, the balances of our deferred tax valuation allowance and liabilities for uncertain tax positions from October 1, 2005 (our fresh start accounting date) were $185.9 million and $36.6 million, respectively.
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
Effective January 1, 2009, the Company adopted the amended provisions of ASC 810, Consolidation. The revisions require that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. The revisions call for consistency in the manner of reporting changes in the parent’s ownership interest and require fair value measurement of any non-controlling equity investment retained in a deconsolidation. The adoption of the revised provisions has been reflected in our consolidated financial statements.
Effective January 1, 2009, the Company adopted the expanded disclosure provisions of ASC Topic 815, Derivatives and Hedging, (“ASC 815”), and ASC Topic 825, Financial Instruments. The new provisions require increased qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities but did not change the accounting for such instruments. See Note 13 for the required disclosures. Additionally, in April 2009, the FASB issued guidelines requiring an entity to provide disclosures about fair value of financial instruments in interim financial information.
In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, that amends ASC Topic 810, Consolidations (“ASC 810”). The amendments to ASC Topic 810 are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), that was issued in June 2009. ASU No. 2009-17 modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE, effective for the Company on January 1, 2010, is not expected to have a material impact on our consolidated financial statements.
In December 2008, the FASB issued guidance relating to the disclosure requirements of ASC Topic 715, Compensation — Retirement Benefits (“ASC 715”). This guidance expands an employer’s disclosures about plan assets of a defined benefit pension plan or other retirement plan. See Note 12 for the required disclosures.
In November 2008, the FASB amended ASC Topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”). As a result, transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. The amended guidance was effective January 1, 2009 for transactions occurring on or after that date. The adoption of these provisions did not have a material impact on our consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value, that amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures — Overall. The update provides guidance that in the absence of observable market information, the fair value of a liability should be determined using prescribed valuation techniques. The guidance, effective for the Company on October 1, 2009, did not have a material impact on our consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 amends ASC 820-10, Fair Value Measurements and Disclosures — Overall, to provide additional guidance on how companies should measure the fair value of certain alternative investments, such as hedge funds, private equity funds and venture capital funds. ASU 2009-12 allows companies to determine the fair value of such investments using Net Asset Value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. ASU 2009-12 also requires new disclosures for each major category of alternative investments. The disclosure provisions of ASU 2009-12 are not applicable to employer’s disclosures about pension and other postemployment benefit plan assets. The Company adopted ASU 2009-12 as of its annual reporting period ended on December 31, 2009. Accordingly, the Company used the NAV of the alternative investments, including limited partnerships and common/collective trusts, held in its pension plan as a measure of the fair values of those investments when providing disclosures in the consolidated financial statements for the year ended December 31, 2009.
In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, that amends ASC Subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”) to separate consideration in multiple-deliverable arrangements and significantly expand disclosure requirements. ASU No. 2009-13 establishes a hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amended guidance, effective for the Company on January 1, 2011, is not expected to have a material impact on our consolidated financial statements.
3. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss and other comprehensive income (loss), net of tax, are as follows (in thousands):

					Proportionate
					Share of Telesat	Accumulated
	Foreign Currency		Unrealized Gains		Other	Other
	Translation		(Losses) on	Postretirement	Comprehensive	Comprehensive
	Adjustments	Derivatives	Investments	Benefits	Income (Loss)	Income (Loss)
Balance at January 01, 2008	$498	$—	$442	$35,577	$—	$36,517
Period Change	(498)	18,182	(325)	(100,606)	—	(83,247)

Balance at December 31, 2008	—	18,182	117	(65,029)	—	(46,730)
Period Change	—	(11,900)	658	233	(5,139)	(16,148)

Balance at December 31, 2009	$—	$6,282	$775	$(64,796)	$(5,139)	$(62,878)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The activity in other comprehensive loss and related income tax effects were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Foreign currency translation adjustments:
Cumulative translation	$—	$(498)	$211

Derivatives:
Unrealized (loss) gain on foreign currency hedges, net of tax benefit of $1,132 in 2008	(94)	20,965	—
Less: reclassification adjustment for gains included in net income, net of tax provision of $1,132 in 2008	(11,806)	(2,783)	—

Unrealized gain (loss) on derivatives, net	(11,900)	18,182	—

Unrealized gain on investments:
Unrealized gain (loss) on available-for-sale securities, net of tax benefit of $2,339 and $1,976 for 2008 and 2007, respectively	658	(3,685)	(2,850)
Less: reclassification adjustment for losses included in net income, net of tax provision of $2,338 in 2008 and tax benefit of $4,542 in 2007	—	3,360	(6,546)

Unrealized gain (loss) on investments, net	658	(325)	(9,396)

Postretirement benefits:
Net actuarial (losses) gains, net of tax provision of $37 and $6,532 for 2008 and 2007, respectively	(179)	(97,360)	10,121
Amortization of actuarial gains and prior service credits	412	(3,246)	(2,000)
Less: reclassification due to contribution of Loral Skynet, net of tax benefit of $3,015	—	—	(2,494)

Postretirement benefits	233	(100,606)	5,627

Proportionate share of Telesat other comprehensive income:
Proportionate share of Telesat Holdco other comprehensive income	(5,139)	(4,065)	—
Less: reclassification of our proportionate share of Telesat Holdco other comprehensive income	—	4,065	—

Unrealized gain (loss) of our proportionate share of Telesat Holdco other comprehensive income, net	(5,139)	—	—

Other comprehensive loss	$(16,148)	$(83,247)	$(3,558)

4. Contracts-in-Process and Long-Term Receivables
Contracts-in-Process
Contracts-in-Process consists of (in thousands):

	December 31,
	2009	2008
U.S. government contracts:
Amounts billed	$520	$2,218
Unbilled receivables	1,566	2,448

	2,086	4,666

Commercial contracts:
Amounts billed	123,514	120,237
Unbilled receivables	65,209	88,748

	188,723	208,985

	$190,809	$213,651

As of December 31, 2009 and 2008, billed receivables were reduced by an allowance for doubtful accounts of $3.7 million and $0.9 million, respectively.

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
Receivable balances related to satellite orbital incentive payments, deferred billings and the Telesat consulting services fee (see Note 16) as of December 31, 2009 are scheduled to be received as follows (in thousands):

Long-Term
Receivables
2010	$6,654
2011	7,202
2012	14,545
2013	28,616
2014	15,417
Thereafter	182,317

254,751
Less, current portion included in contracts-in-process	(6,654)

Long-term receivables	$248,097

5. Property, Plant and Equipment
Property, plant and equipment consists of (in thousands):

	December 31,
	2009	2008
Land and land improvements	$26,852	$26,913
Buildings	68,698	59,038
Leasehold improvements	11,133	10,870
Equipment, furniture and fixtures	156,669	133,916
Satellite capacity under construction (see Note 16)	27,412	10,478
Other construction in progress	17,243	21,863

	308,007	263,078
Accumulated depreciation and amortization	(100,011)	(74,808)

	$207,996	$188,270

Depreciation and amortization expense for property, plant and equipment was $25.2 million, $23.8 million and $62.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Investments in Affiliates
Investments in affiliates consist of (in thousands):

	December 31,
	2009	2008
Telesat Holdings Inc.	$208,101	$—
XTAR, LLC	72,284	70,547
Other	1,648	2,095

	$282,033	$72,642

Equity in net income (losses) of affiliates consists of (in thousands):

	Year Ended December 31,
	2009	2008	2007
Telesat Holdings Inc.	$213,241	$(479,579)	$(1,792)
XTAR, LLC	(2,743)	(16,070)	(10,585)
Other	(200)	—	(9,053)

	$210,298	$(495,649)	$(21,430)

The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues	$92,144	$83,974	$21,968
Elimination of Loral’s proportionate share of (profits) losses relating to affiliate transactions	(10,071)	(4,969)	1,935
Profits (losses) relating to affiliate transactions not eliminated	5,671	2,808	(1,082)
Telesat
On December 16, 2006, a subsidiary of Telesat Holdco, a joint venture formed by Loral and its Canadian partner, PSP, entered into a definitive agreement (the “Share Purchase Agreement”) with BCE to acquire 100% of the stock of Telesat Canada from BCE for CAD 3.25 billion. We hold equity interests in Telesat Holdco representing 64% of the economic interests and 33 1/3% of the voting interests. Our Canadian partner, PSP, holds 36% of the economic interests and 66 2/3% of the voting interests in Telesat Holdco (except with respect to the election of directors as to which it holds a 30% voting interest).
Contribution of Loral Skynet
In connection with the transactions contemplated under the Share Purchase Agreement, on August 7, 2007, we and Loral Skynet entered into an asset transfer agreement (the “Asset Transfer Agreement”) with Telesat Holdco, and an asset purchase agreement (the “Asset Purchase Agreement”) with a subsidiary of Telesat. Pursuant to the Asset Transfer Agreement, we agreed, subject to certain exceptions, to transfer substantially all of Loral Skynet’s assets and related liabilities to Telesat in return for an equity interest in Telesat Holdco. In addition, pursuant to the Asset Purchase Agreement, we agreed to transfer certain of Loral Skynet’s assets located in the U.S. and related liabilities to the Telesat subsidiary in exchange for $25.5 million in marketable securities. On August 7, 2007, we, Loral Skynet, PSP, Telesat Holdco and a subsidiary of Telesat Holdco also entered into an Ancillary Agreement providing, among other things, for the settlement of payments by and among us, PSP and Telesat Holdco in connection with the Telesat acquisition, the transactions contemplated under the Asset Transfer Agreement, and related transactions. As a result, we received true-up payments of $45.6 million from PSP in 2007 to bring the equity contributions into the required economic positions. As part of the Telesat transaction, a final adjustment payment of approximately $9.2 million was made by Loral to PSP on April 4, 2008.
The Telesat transaction closed on October 31, 2007.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary balance sheet information for the assets and liabilities of Loral Skynet contributed to Telesat on October 31, 2007 is as follows (in thousands):

Current assets	$25,360
Property, plant and equipment, net	443,776
Foreign currency contracts	83,614
Goodwill	42,246
Intangible assets, net	50,404
Other assets	3,183

Total assets	$648,583

Current liabilities	$181,045

Long-term liabilities	27,000

Total liabilities	$208,045

The following summarizes the gain on the contribution of substantially all of the Loral Skynet assets and related liabilities on October 31, 2007 (in thousands):

Consideration received for the contribution of Loral Skynet to Telesat Holdco:
Cash and marketable securities	$61,480
Fair value of equity in Telesat Holdco	670,562

Total consideration	732,042
Book value of contributed net assets of Loral Skynet	440,538

Consideration in excess of book value	$291,504

Gain recognized	$104,942

The consideration we received for the contribution of substantially all of the Loral Skynet assets and related liabilities was $291.5 million greater than the carrying value of those assets and liabilities. We recognized a gain of $104.9 million, representing the gain attributable to PSP’s economic interest in the contributed assets and liabilities of Loral Skynet through its 36% ownership interest in Telesat. The gain attributable to Loral’s 64% interest in Telesat was not reflected because Loral has a significant continuing interest in Telesat and could recognize a gain only to the extent of PSP’s economic interest in the contributed assets and liabilities of Loral Skynet. The amount recorded as our investment in Telesat is based on our retained interest in the historical book value of the contributed assets and liabilities of Loral Skynet, the gain recognized and our share of the earnings of Telesat subsequent to the closing.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents summary financial data for Telesat in accordance with U.S. GAAP, as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008 and the period October 31, 2007 to December 31, 2007, subsequent to the acquisition by Loral and PSP (in thousands):

			For the Period
			October 31,
			2007
	Year Ended December 31,		to December 31,
	2009	2008	2007
Statement of Operations Data:
Revenues	$691,566	$685,187	$117,767
Operating expenses	(203,417)	(258,010)	(52,484)
Gain on disposition of long-lived assets	29,311	—	—
Impairment of long-lived and intangible assets	—	(454,896)	—
Depreciation, amortization and stock-based compensation	(230,176)	(225,949)	(41,200)
Operating income (loss)	287,284	(253,668)	24,083
Interest expense	(227,986)	(231,062)	(41,375)
Other income (expense)	289,442	(403,102)	(45,550)
Income tax (expense) benefit	(2,185)	139,872	61,520
Net income (loss)	346,555	(747,960)	(1,322)

	Year Ended December 31,
	2009	2008
Balance Sheet Data:
Current assets	$251,573	$179,769
Total assets	4,994,684	4,273,162
Current liabilities	195,890	171,423
Long-term debt, including current portion	2,953,281	2,901,620
Total liabilities	4,041,932	3,760,164
Redeemable preferred stock	134,291	116,044
Shareholders’ equity	818,461	396,954
Gain on disposition of long-lived assets in 2009 results from the transfer of Telesat’s leasehold interests in the Telstar 10 satellite and related contracts to APT Satellite for a total consideration of approximately $69 million. Impairment of long-lived and intangible assets consists primarily of an impairment charge in 2008 to reduce certain orbital slot assets to fair value. Other expense, net includes non-cash foreign exchange gains of $439.2 million and non-cash losses on financial instruments of $149.0 million in 2009 and non-cash foreign exchange losses of $654.2 million and $121.4 million and non-cash gains on financial instruments of $254.7 million and $78.1 million in 2008 and 2007, respectively.
We use the equity method of accounting for our investment in Telesat because we own 33 1/3% of the voting stock, and do not exercise control via other means. Loral’s equity in net income (loss) of Telesat is based on our proportionate share of its results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income (loss) is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions but have no voting rights.
The contribution of Loral Skynet to Telesat has been recorded by Loral at historical book value of our retained interest combined with the gain as described above. However, the contribution has been recorded by Telesat at fair value. Accordingly, the amortization of fair value adjustments applicable to the Loral Skynet assets and liabilities have been proportionately eliminated in determining our share of the earnings of Telesat. Our equity in the net income (loss) of Telesat also reflects the elimination of our profit, to the extent of our economic interest, on satellites we are constructing for them.
As of December 31, 2008 our investment in Telesat had been reduced to zero as a result of recording our proportionate interest in Telesat’s losses. Equity in losses of affiliates, other than the elimination of our profit on transactions with such affiliates, is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. During the year ended December 31, 2008, the Company recognized $6.9 million of equity in losses of Telesat that due to an asset basis difference should have been recognized during the quarter ended March 31, 2009. The Company does not believe such amount is material to the consolidated financial statements for the years ended December 31, 2009 or 2008.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
XTAR
We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our investment in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions.
XTAR owns and operates an X-band satellite, XTAR-EUR, located at 29° E.L., which is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. XTAR also leases 7.2 72MHz X-band transponders on the Spainsat satellite located 30° W.L., owned by Hisdesat. These transponders, designated as XTAR-LANT, provide capacity to XTAR for additional X-band services and greater coverage and flexibility.
In January 2005, Hisdesat provided XTAR with a convertible loan in the amount of $10.8 million due 2011, for which Hisdesat received enhanced governance rights in XTAR. If Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%.
XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders was $23 million in 2009, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Interest on XTAR’s outstanding lease obligations to Hisdesat is paid through the issuance of a class of non-voting membership interests in XTAR, which enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 16).
XTAR-EUR was launched on Arianespace, S.A.’s (“Arianespace”) Ariane ECA launch vehicle in 2005. The price for this launch had two components — the first, consisting of a $15.8 million 10% interest paid-in-kind loan provided by Arianespace, was repaid in full by XTAR on July 6, 2007. The second component of the launch price consisted of a revenue-based fee to be paid to Arianespace over XTAR-EUR’s 15 year in-orbit operations. This fee, also referred to as an incentive fee, equaled 3.5% of XTAR’s annual operating revenues, subject to a maximum threshold. On February 29, 2008, XTAR paid Arianespace $1.5 million representing the incentive fee through December 31, 2007. On January 27, 2009, Arianespace agreed to eliminate the remaining incentive fee in exchange for $8.0 million payable in three installments. As of December 31, 2009, XTAR had paid all three installments and has no further obligations under the launch services agreement with Arianespace. As a result, XTAR’s net loss for the year ended December 31, 2009 included a gain of $11.7 million related to the extinguishment of this liability.
To enable XTAR to make these settlement payments to Arianespace, XTAR issued a capital call to its LLC members. The capital call required Loral to increase its investment in XTAR by approximately $4.5 million in the first quarter of 2009, representing Loral’s 56% share of the $8 million capital call.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents summary financial data for XTAR as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 (in thousands):
Statement of Operations Data:

	Year Ended December 31,
	2009	2008	2007
Revenues	$32,038	$20,405	$19,339
Operating expenses	(34,594)	(34,500)	(24,015)
Depreciation and amortization	(9,618)	(9,650)	(9,747)
Operating loss	(12,174)	(23,751)	(14,423)
Gain on settlement of Arianespace incentive cap	11,668	—	—
Net loss	(4,849)	(28,597)	(18,421)

	December 31,
	2009	2008
Balance Sheet Data:
Current assets	$10,372	$9,107
Total assets	107,084	115,437
Current liabilities	45,672	41,314
Total liabilities	67,882	79,386
Members’ equity	39,202	36,051
Other
As of December 31, 2009, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses. For the years ended December 31, 2009 and 2007, the Company recognized earnings of $0.3 million and $3.4 million, respectively, from our Globalstar investment partnerships which were attributable to cash distributions received from one of our investments.
On December 21, 2007, Loral and certain of its subsidiaries and DASA Globalstar LLC entered into an agreement to sell their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, to Globalstar Inc. Closing of the transaction occurred on March 25, 2008. Pursuant to the sale agreement, Loral received 883,393 shares of common stock of Globalstar Inc. in consideration for the sale of its interest. The shares have been registered under the Securities Act of 1933 and may be sold by Loral without restriction. In addition, Loral agreed to indemnify Globalstar Inc. for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Loral has agreed that proceeds from the sale of the Globalstar Inc. stock received in the transaction will be kept in a segregated account and may be used only for payment of the indemnified liabilities. As a result of the sale and taking into account our estimate of the indemnified liabilities, we recorded a loss of $11.3 million during the year ended December 31, 2007. As of December 31, 2009, remaining indemnified liabilities of $4.9 million are included in long-term liabilities in the consolidated balance sheet.
As of December 31, 2009, we owned 984,173 shares of Globalstar Inc. common stock, which are accounted for as available-for-sale securities, with a fair value of $0.9 million. During 2008, management determined that there had been an other-than-temporary impairment in the fair value of the Globalstar Inc. stock obtained in the sale of GdB. Accordingly, impairment charges of $5.8 million were included in our consolidated statements of operations for the year ended December 31, 2008. Unrealized gains on other Globalstar shares were $0.7 million, net of taxes for the year ended December 31, 2009.
7. Goodwill and Intangible Assets
Goodwill
Goodwill represented the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities, as of October 1, 2005, the date we adopted fresh-start accounting. Our 2008 goodwill impairment test resulted in the recording of an impairment charge for the entire goodwill balance of $187.9 million as a result of the decline of Loral’s stock price and the decline in comparable company values. The Company’s estimate of the fair value of SS/L employed both a comparable public company analysis, which considered the valuation multiples of companies deemed comparable, in whole or in part, to the Company and a discounted cash flow analysis that calculated a present value of the projected future cash flows of SS/L. The Company considered both quantitative and qualitative factors in assessing the reasonableness of the underlying assumptions used in the valuation process. Testing goodwill for impairment requires significant subjective judgments by management.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Balance as of January 1,
Goodwill	$187,940	$227,058
Accumulated impairment losses	(187,940)	—

	—	227,058

Reversal of uncertain tax positions due to expiration of statute of limitations	—	(531)

Reversal of valuation allowance on deferred tax assets	—	(38,587)

Impairment loss	—	(187,940)

Balance as of December 31,
Goodwill	187,940	187,940
Accumulated impairment losses	(187,940)	(187,940)

	$—	$—

Intangible Assets
Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of (in thousands):

	Weighted Average
	Remaining Amortization	December 31, 2009		December 31, 2008
	Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Internally developed software and technology	2	$59,027	$(45,972)	$59,027	$(35,154)
Trade names	16	9,200	(1,955)	9,200	(1,495)

Total		$68,227	$(47,927)	$68,227	$(36,649)

Total amortization expense for intangible assets was $11.3 million, $11.3 million and $18.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Annual amortization expense for intangible assets for the five years ended December 31, 2014 is estimated to be as follows (in thousands):

2010	$9,190
2011	2,931
2012	2,314
2013	460
2014	460

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following summarizes fair value adjustments in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities (in thousands):

	December 31,
	2009	2008
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	16,446	19,084

	$(20,450)	$(17,812)

Amortization of these fresh-start accounting fair value adjustments was a charge to expense of $2.6 million in 2009 and a credit to expense of $1.8 million and $4.7 million in 2008 and 2007, respectively.
8. Debt Obligations
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
The following summarizes information related to the Credit Agreement (in thousands, except percentages):

	December 31,
	2009	2008
Letters of credit outstanding	$4,921	$4,927
Borrowings	—	55,000
Interest rate on revolver borrowings	—	4.2575%

	Year Ended December 31,
	2009	2008
Interest expense (including commitment and letter of credit fees)	$1,168	$323
Amortization of issuance costs	878	183
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Credit Agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, restricted payments, asset sales, mergers and consolidations, liens, changes to the line of business and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Facility are:
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
Debt issuance costs of $2.6 million, are being amortized over the life of the revolving credit facility
Loan Payable Valley National Bank
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
The interest rate on the Loan was 4.10% per annum. Interest expense related to the Loan was $0.9 million for the year ended December 31, 2007. On October 31, 2007, the loan was assumed by Telesat as part of the Telesat transaction and was repaid in full that same day by Telesat. Also on October 31, 2007, the cash collateral CD was released and the cash was returned to Loral.
Loral Skynet Notes
On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126.0 million principal amount of 14% Senior Secured Cash/PIK Notes due 2015 under an Indenture, dated as of November 21, 2005, which Notes were guaranteed on a senior secured basis by our subsidiary Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries. On September 5, 2007, Loral Skynet paid $141.1 million in the aggregate to redeem the Notes at a redemption price of 110% including accrued and unpaid interest from July 15, 2007 of $2.5 million.
Interest expense related to these Notes was $12.1 million for the year ended December 31, 2007. In addition to the $2.5 million of cash interest paid on the redemption of the Notes discussed above, Loral Skynet made cash interest payments of $8.8 million on the Loral Skynet Notes on each of January 15 and July 16, 2007.
As a result of the redemption of the Loral Skynet Notes in 2007, we incurred a loss on the early extinguishment of debt of $16.2 million, which is comprised of the redemption premium of $12.6 million and a $3.6 million write-off of deferred financing costs.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Income Taxes
The provision (benefit) for income taxes on the income (loss) before income taxes and equity in net income (losses) of affiliates consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
U.S. Federal	$2,597	$(21,213)	$31,142
State and local	3,166	37,572	19,712
Foreign	—	—	398

Total current	5,763	16,359	51,252

Deferred:
U.S. Federal	(669)	29,574	45,173
State and local	477	(189)	(12,968)

Total deferred	(192)	29,385	32,205

Total income tax provision	$5,571	$45,744	$83,457

Our income tax provision is summarized as follows: (i) for 2009, we recorded a current tax provision of $5.8 million, which included a provision of $2.3 million to increase our liability for UTPs, and a deferred tax benefit of $0.2 million, resulting in a total provision of $5.6 million on pre-tax income of $27.0 million; (ii) for 2008, we recorded a current tax provision of $16.3 million, which included a provision of $41.6 million to increase our liability for UTPs and a current tax benefit of $25.4 million derived from tax strategies, and a deferred tax provision of $29.4 million, resulting in a total provision of $45.7 million on a pre-tax loss of $151.5 million; and (iii) for 2007, we recorded a current tax provision of $51.3 million, which included a provision of $17.1 million to increase our liability for UTPs, and a deferred tax provision of $32.2 million, resulting in a total provision of $83.5 million on pre-tax income of $157.8 million.
Our current tax provision includes an increase to our liability for UTPs for (in thousands):

	Year Ended December 31,
	2009	2008	2007
Unrecognized tax benefits	$(2,817)	$25,962	$12,652
Interest expense	4,426	6,169	4,186
Interest income	—	—	(41)
Penalties	701	9,427	303

Total	$2,310	$41,558	$17,100

For 2008, the deferred income tax provision of $29.4 million related primarily to (i) a provision of $38.6 million recorded as a result of having utilized deferred tax benefits from Old Loral and tax strategies to reduce our tax liability (where the excess valuation allowance was recorded as a reduction to goodwill) offset by (ii) a benefit of $9.2 million for the increase to our deferred tax asset for federal and state AMT credits.
For 2007, the deferred income tax provision of $32.2 million related primarily to (i) a provision of $35.1 million recorded as a result of having utilized deferred tax benefits from Old Loral to reduce our tax liability (where the excess valuation allowance was recorded as a reduction to goodwill), (ii) a provision of $2.2 million for the decrease to our deferred tax asset for federal and state AMT credits (which excludes an increase to AMT credits of $2.2 million upon adoption of the accounting guidance for UTPs in ASC Topic 740), (iii) an additional valuation allowance of $3.0 million required against a net deferred tax asset created when we reduced the deferred tax credits in accumulated other comprehensive income by $3.0 million, offset by (iv) a benefit of $9.0 million relating to current activity.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The provision for income taxes presented above excludes the following items for 2007: (i) a deferred tax benefit of $6.3 million related to the initial adoption of the FASB’s guidance regarding UTPs, effective January 1, 2007, which was adjusted by $4.1 million during 2007 for a change to our liability for UTPs, resulting in a $2.2 million increase to our AMT credits upon adoption of the amended guidance for UTPs; (ii) a deferred tax benefit of $6.5 million related to the unrealized gain on available-for-sale securities recorded in accumulated other comprehensive income; (iii) a deferred tax provision of $3.5 million related to pension actuarial gains and prior service credits recorded in accumulated other comprehensive income; and (iv) a deferred tax benefit of $6.8 million related to the reversal of Old Loral deferred state tax liabilities recorded as a reduction to goodwill. There were no items excluded for 2009 and 2008.
The provision for income taxes on the income (loss) before income taxes and equity in net income (losses) of affiliates differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

	Year Ended December 31,
	2009	2008	2007
Tax provision( benefit) at U.S. Statutory Rate of 35%	$9,441	$(53,033)	$55,225
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	16,703	1,496	(5,101)
Equity in net income (losses) of affiliates	73,604	(173,477)	(7,162)
Impairment of goodwill	—	65,779	—
Losses in litigation	526	6,815	—
Tax gain on transfer of Loral Skynet assets to Telesat	—	—	16,419
Provision for unrecognized tax benefits	1,356	(5,811)	8,370
Nondeductible expenses	2,076	1,501	2,682
Change in valuation allowance	(96,617)	202,510	16,287
Other, net	(1,518)	(36)	(3,263)

Total income tax provision	$5,571	$45,744	$83,457

On January 1, 2007, we adopted the guidance for UTPs in ASC Topic 740 with unrecognized tax benefits relating to UTPs of $42.5 million and also recorded the cumulative effect of adoption with an increase of $6.2 million to accumulated deficit, an increase of $7.5 million to goodwill, a decrease of $6.3 million to deferred income tax liabilities and an increase of $20.0 million to long-term liabilities.
The Company recognizes estimated accrued interest and penalties related to UTPs in income tax expense. As of January 1, 2007 in connection with the adoption, we recorded approximately $5.7 million and $12.6 million for the payment of tax-related interest and penalties, respectively. During 2007 we recognized additional interest charges of $4.1 million. Interest and penalties of $1.5 million and $0.1 million, respectively, were transferred to Telesat in connection with the Telesat transaction.
In 2008, we recognized additional charges of $6.8 million and $9.4 million for tax-related interest and penalties, respectively. During 2008, the statute of limitations for assessment of additional tax expired with regard to our federal income tax return filed for 2004, resulting in the reversal of $0.7 million and $0.4 million for accrued interest and penalties, respectively.
In 2009, we recognized additional charges of $6.4 million and $1.5 million for tax-related interest and penalties, respectively. During 2009, the statute of limitations for assessment of additional tax expired with regard to several of our state income tax returns filed for 2003 and 2004, resulting in the reversal of $2.0 million and $0.8 million for accrued interest and penalties, respectively. At December 31, 2009 we have accrued $18.8 million and $22.2 million for the payment of tax-related interest and penalties, respectively.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance at January 1	$108,592	$59,903	$42,484
Increases related to prior year tax positions	8,855	5,312	157
Decreases related to prior year tax positions	(1,969)	(1,225)	(342)
Decrease as a result of statute expirations	(3,178)	(1,832)	—
Decrease as a result of tax settlements	(4,887)	—	(1,508)
Increases related to current year tax positions	12,711	46,434	21,707
Decrease for indemnified liabilities transferred to Telesat and recorded in other long term liabilities	—	—	(2,595)

Balance at December 31	$120,124	$108,592	$59,903

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2005. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our state income tax returns filed for 2005 and federal and state income tax returns filed for 2006, potentially resulting in a $2.1 million reduction to our unrecognized tax benefits.
The liability for UTPs is included in long-term liabilities in the consolidated balance sheets. For 2009, we increased our liability for UTPs from $109.0 million to $111.3 million. The net increase of $2.3 million related to (i) an increase of $0.4 million to our current provision for tax positions derived from tax strategies adopted in 2009, (ii) an increase of $7.9 million to our current provision for potential additional interest and penalties, offset by (iii) a decrease of $6.0 million from the reversal of liabilities for UTPs due to the expiration of the statute of limitations for the assessment of additional state tax for 2003 and 2004, of which $5.6 million was treated as current income tax benefit and $0.4 million reduced our deferred tax assets.
For 2008, we increased our liability for UTPs from $68.0 million to $109.0 million. The net increase of $41.0 million related to (i) an increase of $27.7 million to our current provision for tax positions derived from tax strategies adopted in 2008, (ii) an increase of $16.2 million to our current provision for potential additional interest and penalties, offset by (iii) a decrease of $2.9 million from the reversal of liabilities for UTPs due to the expiration of the statute of limitations for the assessment of additional federal tax for 2004, of which $0.5 million was recorded as a reduction to goodwill, $0.6 million was treated as current income tax benefit and $1.8 million reduced our deferred tax assets.
For 2007, we increased our liability for UTPs from $61.1 million to $68.0 million. The net increase of $6.9 million related to (i) current year provisions of $17.5 million for tax positions and potential additional interest and penalties, offset by (ii) the settlement of liabilities with certain tax authorities totaling $2.4 million, of which $2.0 million was recorded as a reduction to goodwill and $0.4 million was treated as a current income tax benefit, (iii) a reduction of $4.1 million to the deferred tax asset established at adoption, and (iv) the transfer of $4.1 million of UTPs to Telesat in the Telesat transaction offset by a contractual indemnification.
If our positions are sustained by the taxing authorities, approximately $111.5 million of the liability for UTPs will reduce the Company’s income tax provision and $0.2 million will increase deferred tax assets. Other than as described above, there were no significant changes to our unrecognized tax benefits during the twelve months ended December 31, 2009, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.
In connection with the Telesat transaction, Loral provided a contractual indemnification to Telesat for Loral Skynet tax liabilities, offset by tax deposits, relating to periods preceding 2007. The unrecognized tax benefits related to the Loral Skynet subsidiaries were transferred to Telesat subject to the contractual tax indemnification provided by Loral. Loral’s net indemnified liability at December 31, 2009 is not material.
At December 31, 2009, we had federal NOL carryforwards of approximately $478 million, state carryforwards of various amounts and federal research credits of $7.5 million which expire from 2010 to 2029, as well as federal and state AMT credit carryforwards of approximately $13.0 million that may be carried forward indefinitely.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code. Accordingly, use of our tax attributes, such as NOLs and tax credits generated prior to the ownership change, are subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. Our annual limitation was increased significantly during 2007, 2008 and 2009 for the additional benefit from the recognition of our “net unrealized built-in gains,” (i.e., the excess of fair market value over tax basis for our assets) as of the Effective Date.
We assess the recoverability of our NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. Based upon this analysis, we concluded that, due to insufficient positive evidence substantiating recoverability as of December 31, 2009, the 100% valuation allowance against our deferred tax assets, with the exception of our $12.7 million deferred tax asset relating to AMT credit carryforwards, should continue to be maintained.
As of December 31, 2009, we had valuation allowances totaling $414.0 million. For periods prior to January 1, 2009, any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. Effective January 1, 2009, all reversals of the valuation allowance balance as of October 1, 2005 are recorded as a reduction to the income tax provision. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal.
During 2009, our valuation allowance decreased by $73.7 million. The net change consisted primarily of (i) a decrease of $96.6 million charged to continuing operations, (ii) an increase of $7.0 million charged to accumulated other comprehensive income and (iii) an increase of $15.9 million offset by a corresponding increase to the deferred tax asset.
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
During 2007 our valuation allowance decreased by $63.7 million. The net change consisted primarily of (i) a decrease of $35.1 million relating to the reversal of an excess valuation allowance recorded as a reduction to goodwill, (ii) a decrease of $45.2 million offset by a corresponding decrease to the deferred tax asset, (iii) an increase of $0.3 million as part of the cumulative effect of adopting the guidance regarding UTPs in ASC Topic 740 and (iv) an increase of $16.3 million charged to continuing operations.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Postretirement benefits other than pensions	$28,912	$28,321
Inventoried costs	17,932	19,456
Net operating loss and tax credit carryforwards	180,874	199,460
Compensation and benefits	29,339	20,663
Deferred research & development costs	10,646	14,126
Income recognition on long-term contracts	21,475	13,382
Investments in and advances to affiliates	67,883	138,524
Other, net	5,378	7,370
Federal benefit of uncertain tax positions	22,488	21,431
Pension costs	67,421	69,772

Total deferred tax assets before valuation allowance	452,348	532,505
Less valuation allowance	(414,038)	(487,762)

Net deferred tax asset	38,310	44,743

Deferred tax liabilities:
Property, plant and equipment	(16,819)	(18,637)
Intangible assets	(8,776)	(13,582)

Total deferred tax liability	(25,595)	(32,219)

Net deferred tax asset	$12,715	$12,524

At December 31, 2009 and 2008, the Company included $4.1 million and $4.0 million of net current deferred tax assets in other current assets and $8.6 million and $8.5 million of net non-current deferred tax assets in other assets, respectively.
10. Equity
Common Stock
In accordance with the Plan of Reorganization, Loral issued 20 million shares of voting common stock, par value $0.01 per share (the “Voting Common Stock”), which were distributed in accordance with the Plan of Reorganization.
On November 10, 2008, the Court of Chancery of the State of Delaware (the “Court”) issued an Implementing Order (the “Implementing Order”) in the In re: Loral Space and Communications Consolidated Litigation. Effective December 22, 2008, pursuant to the Implementing Order, the Securities Purchase Agreement by and between Loral and MHR Fund Management LLC (together with its affiliates, “MHR”), as amended and restated on February 27, 2007 (the “SPA”), was reformed to provide for MHR to have purchased 9,505,673 shares of Loral non-voting common stock, par value $.01 (the “Non-Voting Common Stock”), which are in all respects identical to and treated equally with shares of Loral Voting Common Stock except for the absence of voting rights (other than as provided in the New Charter (defined below) or as provided by law), in exchange for the net payment of $293.3 million made by MHR to Loral on February 27, 2007 in connection with the SPA. Pursuant to the Implementing Order, all other terms of the SPA are of no further force or effect.
Pursuant to the Implementing Order, on December 23, 2008, Loral filed an Amended and Restated Certificate of Incorporation (the “New Charter”), which was accepted by the Secretary of State of Delaware. The New Charter, as ratified and further amended by Loral’s stockholders on May 19, 2009, is the operative certificate of incorporation of Loral.
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
Preferred Stock
On February 27, 2007, Loral completed a $300.0 million preferred stock financing pursuant to the SPA, under which Loral sold 136,526 shares of its Series A-1 cumulative 7.5% convertible preferred stock (the “Series A-1 Preferred Stock”) and 858,486 shares of its Series B-1 cumulative 7.5% convertible preferred stock (the “Series B-1 Preferred Stock” and, together with the Series A-1 Preferred Stock, the “Loral Series-1 Preferred Stock”) at a purchase price of $301.504 per share to various funds affiliated with MHR (the “MHR Funds”).
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
The price of Loral’s common stock on October 16, 2006, the day before we signed the SPA, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair value of the common stock on the date the financing closed, as compared to the conversion price, the Company was required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its net loss applicable to common shareholders for the year ended December 31, 2007. This beneficial conversion feature was recorded as a charge to net loss applicable to common shareholders and resulted in an increase of both basic and diluted loss per share. For the year ended December 31, 2007, we recorded a charge to net loss applicable to common shareholders of $25.7 million. Due to the fact that the fair value of Loral’s common stock on the ending date of all four quarters of 2008 was less than the conversion price, we did not record any beneficial conversion feature for the year ended December 31, 2008.
Loral incurred issuance costs of $8.9 million in connection with this preferred stock financing. In addition, Loral paid MHR a placement fee of $6.8 million upon closing of the financing.
Pursuant to the Implementing Order, the Certificates of Designation of the Series A-1 Preferred Stock and Series B-1 Preferred Stock were eliminated and are of no further force and effect.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dividends of $23.2 million for the year ended December 31, 2007 related to the Loral Skynet Preferred Stock are reflected as net income attributable to noncontrolling interest on our consolidated statements of operations.
Dividends paid on Loral Skynet Preferred Stock are as follows (in thousands, except share data):

		Cash	PIK Dividends		Total
Payment Date	Dividend Period	Dividends	Shares	Amount	Dividends
November 5, 2007	7/14/07 to 11/05/07	$8,790	—	$—	$8,790
July 13, 2007	1/14/07 to 7/13/07	1,260	61,282	12,260	13,520
January 12, 2007	7/14/06 to 1/13/07	1,770	55,434	11,090	12,860
On November 5, 2007, in connection with the completion of the Telesat transaction, all issued and outstanding shares of Loral Skynet Preferred Stock were redeemed.
Stock Plans
The Loral 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of Common Stock initially reserved and available for issuance under the Stock Incentive Plan was 1,390,452 shares. In addition, shares of Common Stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan. Options issued on December 21, 2005, totaling 1,390,452 shares, have an exercise price equal to the fair market value of our stock, as defined, vest over a four year period and have a seven year life. The Awards provide for accelerated vesting if there is a change in control, as defined in the Stock Incentive Plan.
On May 22, 2007, at our annual meeting of stockholders, our stockholders approved the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Plan”) to increase by 1,582,000 the number of shares available for grant thereunder. These amendments covered the following grants that were all subject to stockholder approval of the plan amendments: (a) the grant in March 2006 of options to purchase 825,000 shares to our Chief Executive Officer in connection with his entering into an employment agreement with us (the “CEO March 2006 Option Grant”), (b) the grant in June 2006 of options to purchase 20,000 shares to our former Chief Financial Officer in connection with his entering into an amendment to his employment agreement, (c) the grant in June 2006 of options to purchase 120,000 shares to a former director in connection with his entering into a consulting agreement and (d) grants of approximately 175,700 shares of restricted stock, to employees of SS/L and others. In addition, these amendments covered 31,000 shares of restricted stock granted to our directors as part of their compensation. These grants were recognized and measured upon stockholder approval of the amendments. The stock option grant to a former director in connection with his entering into a consulting agreement has been accounted for as a non-employee grant (see Note 16).
In June 2009, Mr. Targoff was awarded an option to purchase 125,000 shares of Loral voting common stock with an exercise price of $35 per share (the “CEO June 2009 Option Grant”). The option is vested with respect to 25% of the underlying shares upon grant, with the remainder of the option subject to vesting as to 25% of the underlying shares on each of the first three anniversaries of the grant date. The option expires on June 30, 2014.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of stock options and restricted stock granted in 2007 was estimated using the Black-Scholes-Merton model and the fair value of the CEO June 2009 Option Grant was estimated using the Hull-White I barrier lattice model based on the assumptions below for the periods indicated:

	Year Ended
	December 31,
	2009	2007
Risk — free interest rate	2.72%	4.5%
Expected life (years)	4.67	2.80
Estimated volatility	64.77%	32.8%
Expected dividends	None	None
Weighted average grant date fair value	$11.39	$23.46
A summary of the Company’s stock option activity for the year ended December 31, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at January 1, 2009	2,034,202	$27.81	3.2 years	—

Granted	125,000	$35.00
Exercised	(363,125)	$28.37
Forfeited	(10,000)	$28.44

Outstanding at December 31, 2009	1,786,077	$28.20	2.3 years	$6,523

Vested and expected to vest at December 31, 2009	1,786,077	$28.20	2.3 years	$6,523

Exercisable at December 31, 2009	1,692,327	$27.82	2.1 years	$6,523

A summary of the Company’s non-vested restricted stock activity for the year ended December 31, 2009 is presented below:

		Weighted Average
		Grant- Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2009	95,705	$42.43
Granted	8,000	$33.58
Vested	(55,492)	$43.01
Forfeited	(2,687)	$46.65

Non-vested restricted stock at December 31, 2009	45,526	$39.91

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
Michael B. Targoff, Chief Executive Officer of Loral, was awarded 85,000 RSUs (the “Initial Grant”) on March 5, 2009 (the “Grant Date”). In addition, the Company agreed to issue Mr. Targoff 50,000 RSUs on the first anniversary of the Grant Date and 40,000 RSUs on the second anniversary of the Grant Date (the “Subsequent Grants”). Vesting of the Initial Grant requires the satisfaction of two conditions: a time-based vesting condition and a stock price vesting condition. Vesting of the Subsequent Grants is subject only to the stock-price vesting condition. The time-based vesting condition for the Initial Grant was satisfied upon Mr. Targoff’s continued employment through March 5, 2010, the first anniversary of the Grant Date. The stock price vesting condition, which applies to both the Initial Grant and the Subsequent Grants, has been satisfied. Both the Initial Grant and the Subsequent Grants will be settled on March 31, 2013 or earlier under certain circumstances.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of the RSUs awarded in 2009 that vest upon achievement of a market condition and a time-based vesting condition was estimated using Monte Carlo simulation. Ex-dividend prices were simulated and those prices were used to determine when the price hurdle target will be achieved, if ever. The following assumptions were used to derive the fair value of such RSUs and the period over which the price hurdle target would be achieved:

Year Ended December 31,
2009
Risk — free interest rate	1.581%
Estimated volatility	59.83%
Expected dividends	None
Weighted average grant date fair value	$8.51
C. Patrick DeWitt, formerly Senior Vice President of Loral and Chief Executive Officer of SS/L and currently Chairman of the Board of SS/L, was awarded 25,000 RSUs on March 5, 2009, of which 66.67% vested on March 5, 2010, with the remainder vesting ratably on a quarterly basis over the subsequent two years. All of Mr. DeWitt’s RSUs will be settled on March 12, 2012 or earlier under certain circumstances. The fair value of these RSUs is based upon the market price of Loral Voting Common Stock as of the grant date. The weighted average grant date fair value of the award was $12.41.
In May 2009, the Loral directors were awarded 15,000 RSUs which vest evenly on the first and second anniversary of the grant date. Each director’s RSUs will be settled on the earlier of death of the director, the date the director undergoes a separation of service from the Company and the date of a change in control of the Company. The weighted average grant date fair value of the award was $33.91. Other executives were awarded 8,250 RSUs in June 2009, which have two vesting conditions. The time-based vesting condition is satisfied at grant for 25% of the RSUs and quarterly over the subsequent three years for the remaining RSUs. The stock price vesting condition is satisfied when the average closing price of the Voting Common Stock has been at or above $45 for 20 consecutive trading days. The weighted average grant date fair value of the award was $18.66.
A summary of the Company’s non-vested RSU activity for the year ended December 31, 2009 is presented below:

		Weighted
		Average
		Grant- Date
	Shares	Fair Value
Non-vested RSUs at January 1, 2009	—
Granted	223,250	$11.03
Vested	—	—
Forfeited	—	—

Non-vested RSUs at December 31, 2009	223,250	$11.03

In April 2009, other SS.L employees were granted 66,259 shares of Loral Voting Common Stock, which were fully vested as of the grant date. The grant date fair value of the award is based on Loral’s average stock price of $24.01 at the date of grant.
In June 2009, the Company introduced a performance based long-term incentive compensation program consisting of SS/L phantom stock appreciation rights (“SS/L Phantom SARs”). Because SS/L common stock is not freely tradable on the open market and thus does not have a readily ascertainable market value, SS/L equity value under the program is derived from an Adjusted EBITDA-based formula. Each SS/L Phantom SAR provides the recipient with the right to receive an amount equal to the increase in SS/L’s notional stock price over the base price multiplied by the number of SS/L Phantom SARs vested on the applicable vesting date, subject to adjustment. SS/L Phantom SARs are settled and the SAR value (if any) is paid out on each vesting date. SS/L Phantom SARs may be settled in Loral common stock (based on the fair value of Loral common stock on the date of settlement) or cash at the option of the Company. SS/L Phantom SARs awarded in 2009 have a three year or a four year vesting schedule and expire on June 30, 2016.
During 2009, 475,000 SS/L Phantom SARs were awarded to employees with the following three year vesting schedule: 50% vest on March 18, 2010, 25% vest on March 18 of 2011 and 25% vest on March 18, 2012. In addition, 65,000 SS/L Phantom SARs were awarded with the following four year vesting schedule: 25% vest on March 18, 2010, 25% vest on March 18 of 2011, 25% vest on March 18, 2012 and 25% vest on March 18, 2013. The fair value of the SS/L Phantom SARs is included as a liability in our consolidated balance sheets. The payout liability is adjusted each reporting period to reflect the fair value of the underlying SS/L equity based on the actual performance of SS/L. As of December 31, 2009, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $2.7 million.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the Company’s non-vested SS/L Phantom SAR activity for the year ended December 31, 2009 is presented below:

		Weighted
		Average
		Grant- Date
	Shares	Fair Value
Non-vested SS/L Phantom SARs at January 1, 2009	—
Granted	540,000	$6.53
Vested	—	—
Forfeited	—	—
Non-vested SS/L Phantom SARs at December 31, 2009	540,000	$6.53
During fiscal years 2009, 2008 and 2007, the following activity occurred under the Plans (in thousands):

	Year Ended December 31,
	2009	2008	2007
Total intrinsic value of options exercised	$1,578	$—	$2,930
Total fair value of restricted stock vested	1,395	1,131	3,016
Total fair value of stock awards vested	1,591	—	—
We recorded total stock compensation expense of $9.6 million (of which $2.1 million is expected to be paid in cash), $7.6 million and $26.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, total unrecognized compensation costs related to non-vested awards were $8.1 million and are expected to be recognized over a weighted average remaining period of 1.4 years.
As of December 31, 2009, 572,373 shares of Loral Voting Common Stock were available for future grant under the Plan. This number of shares available for grant would be reduced if SS/L Phantom SARS are settled in Loral Voting Common Stock.
11. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of weighted average common shares outstanding for diluted earnings (loss) per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Common and potential common shares:
Weighted average common shares outstanding	29,761	20,407	20,087
Stock options	48	—	—
Unvested restricted stock units	115	—	—
Unvested restricted stock	4	—	—
Unvested SARS	53	—	—

Common and potential common shares	29,981	20,407	20,087

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2009, the effect of certain stock options outstanding, which would be calculated using the treasury stock method and certain non-vested restricted stock and non-vested RSUs were excluded from the calculation of diluted earnings per share, as the effect would have been antidilutive. For the years ended December 31, 2008 and 2007 all stock options outstanding and non-vested restricted stock were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive. The following summarizes stock options outstanding, non-vested restricted stock and non-vested restricted stock units excluded from the calculation of diluted earnings (loss) per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Stock options outstanding	125	2,034	2,052

Shares of non-vested restricted stock	30	96	142

Non-vested restricted stock units	8	—	—

12. Pensions and Other Employee Benefits
Pensions
We maintain a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans, and members may contribute to the pension plan in order to receive enhanced benefits. Employees hired after June 30, 2006, do not participate in the defined benefit pension plan, but participate in our defined contribution savings plan with an additional Company contribution. Benefits are based primarily on members’ compensation and/or years of service. Our funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on a discretionary basis. Plan assets are generally invested in equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into funds as we direct.
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
Curtailment
In connection with the Telesat transaction in 2007, the pension benefits of Loral Skynet employees have been frozen and they will no longer earn additional benefits under the pension plans. Unvested pension plan participants will receive credit for Telesat service for vesting purposes only. In addition, only service prior to the date of the Telesat transaction will be considered to determine eligibility for retiree, medical and life insurance benefits. As a result, and because of other related employee actions, a curtailment gain has been recorded upon completion of the Telesat transaction and is reflected in the tables below. The net pension liability has been excluded from the Telesat transaction and retained by Loral.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Funded Status
The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2009 and 2008, and a statement of the funded status as of December 31, 2009 and 2008, respectively. We use a December 31 measurement date for the pension plans and other post retirement benefit plans.

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Reconciliation of benefit obligation
Obligation at beginning of period	$380,919	$367,870	$66,587	$73,788
Service cost	9,436	9,214	863	1,056
Interest cost	24,447	23,367	3,965	4,108
Participant contributions	1,455	1,385	1,863	1,792
Actuarial loss (gain)	27,366	2,146	(1,764)	(9,393)
Benefit payments	(23,547)	(22,630)	(4,122)	(4,764)
Curtailment gain	—	(433)	—	—

Obligation at December 31,	420,076	380,919	67,392	66,587

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	211,982	284,283	742	955
Actual return on plan assets	42,643	(80,059)	5	27
Employer contributions	22,526	27,904	2,019	2,732
Participant contributions	1,455	1,385	1,863	1,792
Benefit payments	(22,440)	(21,531)	(4,122)	(4,764)

Fair value of plan assets at December 31,	256,166	211,982	507	742

Funded status at end of period	$(163,910)	$(168,937)	$(66,885)	$(65,845)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $230.8 million at December 31, 2009 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 6.0% and 6.5% at December 31, 2009 and 2008, respectively. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $26.6 million and $24.7 million as of December 31, 2009 and 2008, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.
The pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2009	2008	2009	2008
Actuarial (loss) gain	$(78,028)	$(80,213)	$8,464	$7,216
Amendments-prior service credit	25,392	28,111	2,485	2,966

	$(52,636)	$(52,102)	$10,949	$10,182

The amounts recognized in other comprehensive income (loss) during the year ended December 31, 2009 consist of (in thousands):

	Pension Benefits	Other Benefits
Actuarial (loss) gain during the period	$(1,898)	$1,719
Amortization of actuarial loss (gain)	4,083	(471)
Amortization of prior service credit	(2,719)	(481)

Total recognized in other comprehensive income	$(534)	$767

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2009	2008	2009	2008
Current Liabilities	$1,236	$1,070	$3,369	$3,051
Long-Term Liabilities	162,674	167,867	63,516	62,794

	$163,910	$168,937	$66,885	$65,845

The estimated actuarial loss and prior service credit for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $3.2 million and $2.7 million, respectively. The estimated actuarial gain and prior service credit for other benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $0.2 million and $0.5 million, respectively.
The accumulated pension benefit obligation was $412.1 million and $375.8 million at December 31, 2009 and 2008, respectively.
During 2009, we contributed $22.5 million to the qualified pension plan and $2.0 million for other employee post-retirement benefit plans. During 2010, based on current estimates, we expect to contribute approximately $24.9 million to the qualified pension plan and expect to fund approximately $4.0 million for other employee post-retirement benefit plans.
The following table provides the components of net periodic cost for the plans for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Pension Benefits			Other Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Service cost	$9,436	$9,214	$10,145	$863	$1,056	$1,607
Interest cost	24,447	23,367	22,455	3,965	4,108	4,995
Expected return on plan assets	(17,176)	(24,469)	(23,768)	(50)	(72)	(36)
Amortization of prior service credit	(2,719)	(2,718)	(2,784)	(481)	(480)	(553)
Amortization of net actuarial loss (gain)	4,083	(18)	(59)	(471)	(30)	111
Curtailment gain	—	(433)	(2,345)	—	—	(1,862)

Net periodic cost	$18,071	$4,943	$3,644	$3,826	$4,582	$4,262

Assumptions
The discount rate used to determine net periodic pension cost was 6.5% for the years ended December 31, 2009 and 2008. The discount rate used to determine net periodic pension cost was 6.0% for the period January 1, 2007 to October 31, 2007 and, as a result of the remeasurement for the curtailment as of October 31, 2007, 6.5% for the period November 1, 2007 to December 31, 2007. Assumptions used to determine net periodic cost:

	For the Year Ended December 31,
	2009	2008	2007
Discount rate	6.50%	6.50%	6.00%/6.50%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.25%	4.25%	4.25%
Assumptions used to determine the benefit obligation:

	December 31,
	2009	2008	2007
Discount rate	6.00%	6.50%	6.50%
Rate of compensation increase	4.25%	4.25%	4.25%

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Based on the target allocation of assets, which is 60% in equity investments and 40% in fixed income investments, the twenty-five year historical return of our investment managers has been 9.3%. The expected long-term rate of return on plan assets determined on this basis was 8.0% for the year ended December 31, 2009 and 8.5% for the years ended December 31, 2008 and 2007. Our expected long-term rate of return on plan assets for 2010 is 8.0%, which is unchanged from 2009.
Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2009, used a health care cost trend rate of 9.5% decreasing gradually to 5% by 2018. Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2008, used a health care cost trend rate of 10.0% decreasing gradually to 5% by 2018. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2009 would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$313	$(260)
Effect on the health care component of the accumulated postretirement benefit obligation	$4,759	$(3,826)
Plan Assets
The Company has established the pension plan as a retirement vehicle for participants and as a funding vehicle to secure promised benefits. The investment goal is to provide a total return that over time will earn a rate of return to satisfy the benefit obligations given investment risk levels, contribution amounts and expenses. The pension plan invests in compliance with the Employee Retirement Income Security Act 1974 as amended (“ERISA”), and any subsequent applicable regulations and laws.
The Company has adopted an investment policy for the management and oversight of the pension plan. It sets forth the objectives for the pension plan, the strategies to achieve these objectives, procedures for monitoring and control and the delegation of responsibilities for the oversight and management of Pension Plan assets.
The Company’s Board of Directors has delegated primary fiduciary responsibility for pension assets to an investment committee. In carrying out its responsibilities, the investment committee establishes investment policy, makes asset allocation decisions, determines asset class strategies and retains investment managers to implement asset allocation and asset class strategy decisions. It is responsible for the investment policy and may amend such policy from time to time.
Pension plan assets are invested in various asset classes in what we believe is a prudent manner for the exclusive purpose of providing benefits to participants. U.S. equities are held for their long-term expected return premium over fixed income investments and inflation. Non-U.S. equities are held for their expected return premium (along with U.S. equities), as well as diversification relative to U.S. equities and other asset classes. Fixed income investments are held for diversification relative to equities. Alternative investments are held for both diversification and higher returns than those typically available in traditional asset classes. Asset allocation policy is reviewed regularly.
Asset allocation policy is the principal method for achieving the pension plan’s investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. The pension plan’s actual and targeted asset allocations are as follows:

	Actual Allocation
	December 31,		Target Allocation
	2009	2008	Target	Target Range
Equities	59%	51%	60%	50-65%
Fixed Income	41%	49%	40%	35-50%

	100%	100%	100%	100%

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The target and target range levels can be further defined as follows:

	Target Allocation
	Target	Target Range
U.S. Large Cap Equities	35%	30-40%
U.S. Small Cap Equities	5%	3-7%
Non-U.S. Equities	15%	10-20%
Alternative Equity Investments	5%	0-15%

Total Equities	60%	50-65%

Fixed Income	35%	30-40%
Alternative Fixed Income Investments	5%	0-15%

Total Fixed Income	40%	35-50%

Total Target Allocation	100%	100%

The pension plan’s assets are actively managed using a multi-asset, multi-style, multi-manager investment approach. Portfolio risk is controlled through this diversification process and monitoring of money managers. Consideration of such factors as differing rates of return, volatility and correlation are utilized in the asset and manager selection process. Diversification reduces the impact of losses in single investments. Performance results and fund accounting are provided to the Company by Russell on a monthly basis. Periodic reviews of the portfolio are performed by the investment committee with Russell. These reviews typically consist of a market and economic review, a performance review, an allocation review and a strategy review. Performance is judged by investment type against market indexes. Allocation adjustments or fund changes may occur after these reviews. Performance is reported to the Company’s Board of Directors at quarterly board meetings.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements
The values of the fund trusts are calculated using systems and procedures widely used across the investment industry. Generally, investments are valued based on information in financial publications of general circulation, statistical and valuation services, discounted cash flow methodology, records of security exchanges, appraisal by qualified persons, transactions and bona fide offers.
The table below provides the fair values of the Company’s pension plan assets at December 31, 2009, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts.

	Fair Value Measurements
	at December 31, 2009
			Quoted Prices
			In Active Markets	Significant	Significant
			For Identical	Observable	Unobservable
			Assets	Inputs	Inputs
	Total	Percentage	Level 1	Level 2	Level 3
	(In thousands)
Asset Category
Cash
Equity securities:
U.S. large-cap(1)	$79,854	31%		$79,854
U.S. small-cap(2)	13,087	5%		13,087
Non-U.S.(3)	45,957	18%		45,957
Alternative investments:
Equity long/short fund(4)	5,468	2%			$5,468
Private equity fund(5)	6,245	3%			6,245

	150,611	59%		138,898	11,713

Fixed income securities:
Commingled funds(6)	98,998	39%		98,998
Alternative investments:
Distressed opportunity limited partnership(7)	3,204	1%			3,204
Diversified alternatives fund(8)	3,135	1%			3,135
Other limited partnerships(9)	218				218

	105,555	41%		98,998	6,557

	$256,166	100%		$237,896	$18,270

(1)	Investments in common stocks that rank among the largest 1,000 companies in the U.S. stock market.

(2)	Investments in common stocks that rank among the small capitalization stocks in the U.S. stock market.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Investments in common stocks of companies from developed and emerging countries around the world.

(4)	Investments primarily in long and short positions in equity securities of U.S. and non-U.S. companies. This fund has semi-annual tender offer redemption periods on June 30 and December 31.

(5)
Fund invests in portfolios of secondary interest in established venture capital, buyout, mezzanine and special situation funds on a global basis. The Company committed to invest up to $10 million in this fund. $6.95 million has been invested through December 31, 2009. Fund is valued on a quarterly lag with adjustment for subsequent cash activity.

(6)	Investments in bonds representing many sectors of the broad bond market with both short-term and intermediate-term maturities.

(7)
Investments mainly in discounted debt securities, bank loans, trade claims and other debt and equity securities of financially troubled companies. This partnership has a one year lock-up period with semi-annual withdrawal rights on June 30 and December 31 thereafter. Our initial investment was made August 3, 2009.

(8)
Fund is a fund of hedge funds. Fund is closed and currently unwinding its holdings. The remaining portfolio is illiquid and could take four or five years, possibly more to liquidate. Fund is valued on a one month lag with adjustment for subsequent cash activity.

(9)	Company invested in other partnerships that have reached their end of life and have closed and are unwinding their holdings. Mainly partnerships that provided mezzanine financing.
The significant amount of Level 2 investments in the table result from including in this category investments in commingled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis. These commingled funds are valued at their net asset values (NAVs) that are calculated by the investment manager or sponsor. Equity investments in both U.S and non-U.S. stocks are primarily valued using a market approach based on the quoted market prices of identical securities. Fixed income investments are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the year ended December 31, 2009 is presented below:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Private	Equity	Distressed	Diversified	Other
	Equity	Long/Short	Opportunity	Alternatives	Limited
	Fund	Fund	Ltd. Partnership	Fund	Partnership	Total
	(In thousands)
Beginning balance at January 1, 2009	$6,645	$—	$—	$8,735	$402	$15,782
Unrealized gain/(loss)	(1,050)	468	204	(525)	192	(711)
Realized gain/(loss)	—	—	—	(1,095)	(344)	(1,439)
Purchases	650	5,000	3,000	—	—	8,650
Sales	—	—	—	(3,980)	(32)	(4,012)

Ending balance at December 31, 2009	$6,245	$5,468	$3,204	$3,135	$218	$18,270

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Both the Equity Long/Short Fund and the Distressed Opportunity Limited Partnership are valued at each month-end based upon quoted market prices by the investment managers. They are included in Level 3 due to their restrictions on redemption to semi-annual periods on June 30 and December 31.
The diversified alternatives fund is a fund of hedge funds. Hedge fund net asset value is calculated by the fund manager and is not publicly available. The fund of funds manager accumulates all the underlying fund values and accumulates them in determining the fund of funds net asset value. Due to the illiquidity issues of remaining holdings at December 31, 2009, the fund manager derived fair market valuations from discussions focusing on underlying fundamentals and significant events.
The private equity fund and limited partnership valuations are primarily based on cost/price of recent investments, earnings/performance multiples, net assets, discounted cash flows, comparable transactions and industry benchmarks. The annual audited financial statements of all funds are reviewed by the Company.
Assets designated to fund the obligations of our supplemental retirement plan are held in a trust. Such assets amounting to $2.9 million and $3.5 million as of December 31, 2009 and 2008, respectively, are available to general creditors in the event of bankruptcy and, therefore, do not qualify as plan assets. Accordingly, other current assets included $0.8 million and $0.8 million of these assets as of December 31, 2009 and 2008, and other assets included $2.1 million and $2.7 million of these assets as of December 31, 2009 and 2008, respectively.
Benefit Payments
The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

		Other Benefits
		Gross	Medicare
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts
2010	$25,798	$4,295	$304
2011	26,605	4,671	337
2012	26,765	4,901	372
2013	27,102	5,067	405
2014	27,857	5,240	442
2015 to 2019	150,512	28,241	2,736
Employee Savings (401k) Plan
We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66 2/3%, and retirement contributions. Retirement contributions represent contributions made by the Company to provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For the years ended December 2009, 2008 and 2007, Company contributions were $8.7 million, $8.3 million and $7.7 million, respectively. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of December 31, 2009, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the December 31, 2009 exchange rates) that were unhedged:

	Foreign Currency	U.S.$
	(In thousands)
Future revenues — Japanese Yen	¥35,062	$380
Future expenditures — Japanese Yen	¥4,613,707	$50,018
Contracts-in-process, unbilled receivables — Japanese Yen	¥75,430	$818
Future revenues — EUROs	€4,420	$6,335
Future expenditures — EUROs	€2,370	$3,397
Derivatives and Hedging Transactions
All derivative instruments are recorded at fair value as either assets or liabilities in our consolidated balance sheets. Each derivative instrument is generally designated and accounted for as either a hedge of a recognized asset or a liability (“fair value hedge”) or a hedge of a forecasted transaction (“cash flow hedge”). Certain of these derivatives are not designated as hedging instruments and are used as “economic hedges” to manage certain risks in our business.
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
The aggregate fair value of derivative instruments was a net asset position of $3.9 million as of December 31, 2009. This amount represents the maximum exposure to loss at the reporting date as a result of the potential failure of the counterparties to perform as contracted.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The maturity of foreign currency exchange contracts held as of December 31, 2009 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)
2010	€19,210	$29,389	$27,529
2011	23,493	35,663	33,650

	€42,703	$65,052	$61,179

Balance Sheet Classification
The following summarizes the fair values and location in our consolidated balance sheet of all derivatives held by the Company as of December 31, 2009:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		(In thousands)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,860
Foreign exchange contracts	Other assets	1,846

		3,706

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other assets	167

Total Derivatives		$3,873

Cash Flow Hedge Gains (Losses) Recognition
The following summarizes the gains (losses) recognized in the consolidated statement of operations and accumulated other comprehensive income for all derivatives for the year ended December 31, 2009:

Amount of Gain
	(Loss)	Gain Reclassified from		Loss on Derivative
	Recognized	Accumulated		Ineffectiveness and
	in OCI on	OCI into Income		amounts excluded from
Derivatives in Cash Flow	Derivative	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
	(In thousands)		(In thousands)		(In thousands)
Foreign exchange contracts	$(274)	Revenue	$11,806	Revenue	$(1,085)
Foreign exchange contracts	$180		—	Interest income	$(72)

	Gain
	Recognized in Income
Cash Flow Derivatives Not Designated as	on Derivative
Hedging Instruments	Location	Amount
		(In thousands)
Foreign exchange contracts	Revenue	$335
We estimate that $5.7 million of net gains from derivative instruments included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
Other Foreign Currency Contracts
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As part of the Telesat transaction, Telesat Holdco received financing commitments from a syndicate of banks for $2.279 billion (based on an exchange rate of $1.00/CAD 0.9429 as of October 31, 2007) of senior secured credit facilities, $692.8 million of a senior unsecured bridge facility and $217.2 million of a senior subordinated unsecured bridge facility. The purchase price of Telesat was in Canadian dollars, while most of the debt financing was in U.S. dollars. Accordingly, to insulate themselves from Canadian dollar versus U.S. dollar fluctuations, Loral, through Loral Skynet, and PSP, entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. On October 23, 2007, Loral Skynet transferred its financial commitments under these contracts to Telesat Holdco.
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
14. Commitments and Contingencies
Financial Matters
Due to the long lead times required to produce purchased parts, we have entered into various purchase commitments with suppliers. These commitments aggregated approximately $469 million as of December 31, 2009 and primarily relate to Satellite Manufacturing backlog. We also had total commitments of approximately $44 million relating to our portion of costs for the ViaSat-1 satellite and the related gateways.
SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Balance of deferred amounts at January 1	$36,255	$35,026	$53,872
Warranty costs incurred including payments	(1,239)	(956)	(10,790)
Accruals relating to pre-existing contracts (including changes in estimates)	2,151	2,185	(8,056)

Balance of deferred amounts at December 31	$37,167	$36,255	$35,026

Loral has restructured its corporate functions reducing the number of employees at its headquarters and consolidating some functions at SS/L. In 2007 and 2008, Loral charged approximately $7.0 million and $0.3 million, respectively, to selling, general and administrative expenses, mainly for severance and related costs. Loral paid restructuring costs of approximately $1.6 million, $5.5 million and $0.2 million for the years 2009, 2008 and 2007, respectively and had no remaining liability for restructuring costs at December 31, 2009.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included in our consolidated balance sheet as of December 31, 2009 were $240 million, net of fair value adjustments of $19 million. Approximately $124 million of the gross orbital receivables are related to satellites launched as of December 31, 2009 and $135 million are related to satellites under construction as of December 31, 2009. There were no vendor financing receivables in our consolidated balance sheet as of December 31, 2009.
As of December 31, 2009, SS/L had receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $7 million. In addition, ICO has future payment obligations to SS/L which total in excess of $26 million, of which approximately $12 million (including $9 million of orbital incentives) is included in long-term receivables. ICO, which filed for bankruptcy protection under chapter 11 of the Bankruptcy Code in May 2009, has agreed to, and the ICO Bankruptcy Court has approved, ICO’s assumption of its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of ICO’s plan of reorganization), SS/L expects to receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. ICO’s plan of reorganization was confirmed by the ICO Bankruptcy Court in October 2009. The effective date of the plan is subject to, among other things, funding of a new exit financing facility, regulatory approval of the FCC and favorable resolution of any appeals or a finding that such appeals are moot.
SS/L also had a past due receivable in the aggregate amount of approximately $3 million from Protostar Ltd. (“Protostar”), another highly-leveraged customer with an SS/L-built satellite in orbit, which amount was included in contracts in process. Protostar filed for bankruptcy protection under chapter 11 of the Bankruptcy Code in July 2009 and, in October 2009, SS/L filed a proof of claim with respect to its receivable. On October 29, 2009, Protostar conducted an auction for the sale of substantially all of the assets of Protostar I Ltd., including Protostar I, its SS/L-built satellite, and the sale to the winning bidder was approved by the Protostar Bankruptcy Court on November 4, 2009. In consideration of SS/L’s ongoing business relationship with the winning bidder, SS/L withdrew its claim subject to the closing of the sale to the winning bidder and wrote-off the full amount of the Protostar receivable.
On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Sirius Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). Effective December 1, 2009, SS/L’s commitments to make loans to Sirius under the Sirius Credit Agreement were terminated, SS/L has no remaining obligation to extend credit to Sirius under the Sirius Credit Agreement, the Sirius Credit Agreement and related security agreement were terminated (except for provisions that expressly provide for survival after termination), and liens granted to SS/L by Sirius were released.
Sirius had previously requested payment from SS/L of $15 million in liquidated damages with respect to the claimed late delivery of the FM-5 Satellite. In October 2009, Sirius agreed that it was not entitled to such payment.
See Note 16 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.
Satellite Matters
Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Thirty of the satellites built by SS/L and launched since 1997 have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L. SS/L has implemented remediation measures that SS/L believes will reduce this type of anomaly for satellites launched after June 2001. Based upon information currently available relating to the power losses, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer may terminate the contract for default. The customer is an established operator which will utilize the satellite in the operation of its existing business. SS/L and the customer are continuing to perform their obligations under the contract, and the customer continues to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should successfully terminate the contract for default, the customer would be entitled to a full refund of its payments and liquidated damages, which through December 31, 2009 totaled approximately $106 million, plus re-procurement costs and interest. In the event of a termination for default, SS/L would own the satellite and would attempt to recoup any losses through resale to another customer.
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
In November 2004, Galaxy 27 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. In June 2008, Galaxy 26 (formerly Telstar 6) experienced a similar anomaly which caused the loss of power to one of the satellite’s solar arrays. Three other satellites manufactured by SS/L for other customers have designs similar to Galaxy 27 and Galaxy 26 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in the incurrence of warranty payments by SS/L of up to $3.3 million, of which $0.8 million has been accrued as of December 31, 2009.
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
See Note 16 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to SS/L’s obligation to make payments to Telesat for transponders on Telstar 10 and Telstar 18.

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
Lease Arrangements
We lease certain facilities and equipment under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. Rent expense, net of sublease income is as follows (in thousands):

	Gross	Sublease
	Rent	Income	Net Rent
Year ended December 31, 2009	$16,337	$—	$16,337
Year ended December 31, 2008	$12,154	$(6)	$12,148
Year ended December 31, 2007	$26,302	$(76)	$26,226
Future minimum payments, by year and in the aggregate under operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2009 (in thousands):

2010	$10,737
2011	8,356
2012	5,811
2013	3,774
2014	3,508
Thereafter	10,016

$42,202

Legal Proceedings
Insurance Coverage Litigation
The Company is obligated to indemnify its directors and officers for expenses incurred by them in connection with their defense in the Delaware shareholder derivative case, entitled In re: Loral Space and Communications Inc. Consolidated Litigation, relating to the Company’s sale of $300 million of preferred stock to certain funds affiliated with MHR (the “MHR Funds”) pursuant to the Securities Purchase Agreement dated October 17, 2006, as amended and restated on February 27, 2007, and the related Babus shareholder litigation in New York. The Company has purchased directors and officers liability insurance coverage that provides the Company with coverage of up to $40 million for amounts paid as a result of the Company’s indemnification obligations to its directors and officers and for losses incurred by the Company in certain circumstances, including shareholder derivative actions.
The Company’s insurers have denied coverage of an award of fees and expenses of $8.8 million to counsel for the derivative plaintiffs in the above-referenced Delaware litigation (the “Derivative Fee Award”) and of an award of fees and expenses of $10.6 million to class counsel in that litigation (the “Class Counsel Fee Award” and, together with the Derivative Fee Award, the “Fee Awards”). In December 2008, the insurers commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking a declaratory judgment declaring that (x) the applicable insurance policies do not provide coverage for the Fee Awards; (y) even if the terms of the policies would otherwise cover the Fee Awards, Loral breached the cooperation clause of the policies thereby relieving the insurers of any liability under the policies; and (z) in the alternative, to the extent that the court finds that Loral is entitled to coverage of the Fee Awards, coverage is available only for a small portion of the Derivative Fee Award. The Company believes that the Fee Awards are covered by and reimbursable under its insurance and, in February 2009, the Company filed its answer and counterclaims in which it asserted its rights to coverage. In April 2009, the insurers filed their reply and defenses to the Company’s counterclaims. In May 2009, the insurers filed a motion for partial summary judgment declaring that there is no coverage for the Fee Awards. In July 2009, the Company filed its opposition to the insurers’ motion and its own cross motion for partial summary judgment declaring that the Fee Awards are covered under the applicable insurance policies. In February 2010, the court granted the Company’s motion and denied the insurers’ motion, declaring that the Fee Awards are covered by the applicable insurance policies. The Company has filed a motion to have final judgment entered on the Fee Award ruling, and the insurers have appealed the court’s decision.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has received requests for indemnification and advancement of expenses from its directors who are not affiliated with MHR under their indemnification agreements with the Company for any losses or costs they may incur as a result of the In re: Loral Space and Communications Inc. Consolidated Litigation and Babus lawsuits. As of December 31, 2009, after giving effect to a $5.0 million deductible, the insurers have advanced approximately $9.8 million in defense costs for the Company’s directors who are not affiliated with MHR, but have denied coverage for approximately $1.6 million of such defense costs (the “Denied Fees and Expenses”). The Company is disputing the insurers’ denial of the Denied Fees and Expenses and is seeking to recover such fees and expenses in the above-referenced insurance coverage litigation.
In addition, the Company has received a request for indemnification from its directors who are affiliated with MHR for defense costs in the amount, as of November 30, 2008, of approximately $18 million (the “MHR-Affiliated Director Indemnity Claim”). The Company has received an opinion from an independent counsel that the MHR-affiliated directors are entitled to indemnification for reasonable expenses incurred by them in defense of the claims asserted against them in their capacity as directors. The Company has referred the request for indemnification to Mr. John Stenbit, who has been appointed by the Board of Directors to act as an independent special committee of the Board with respect to determination of the amount of defense costs properly allocable to the MHR-affiliated directors in their capacity as Loral directors and for which they are entitled to indemnification. Since the special committee has not yet made any determinations with respect to its assignment, the Company cannot estimate how much, if any, of the $18 million claimed by the directors affiliated with MHR will be subject to indemnification. The insurers have taken the position that no coverage is available for the MHR-Affiliated Director Indemnity Claim. The Company does not agree with the insurers’ position and is seeking to recover from the insurers in the above-referenced insurance coverage litigation any fees and expenses that may properly be payable to the MHR-affiliated directors.
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
Reorganization Matters
On July 15, 2003, our predecessor, Loral Space & Communications Ltd. (“Old Loral”) and certain of its subsidiaries (collectively with Old Loral, the “Debtors”) filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code in the U.S. Bankruptcy Court for the Southern District of New York (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)). The Debtors emerged from chapter 11 on November 21, 2005 pursuant to the terms of their fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”).
Indemnification Claims of Directors and Officers of Old Loral. Old Loral was obligated to indemnify its directors and officers for, among other things, any losses or costs they may incur as a result of the lawsuits described below in Old Loral Class Action Securities Litigations. Most directors and officers filed proofs of claim (the “D&O Claims”) in unliquidated amounts with respect to the prepetition indemnity obligations of the Debtors. The Debtors and these directors and officers agreed that in no event will their indemnity claims against Old Loral and Loral Orion, Inc. in the aggregate exceed $25 million and $5 million, respectively. If any of these claims ultimately becomes an allowed claim under the Plan of Reorganization, the claimant would be entitled to a distribution under the Plan of Reorganization of Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of Loral common stock distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash. We believe, although no assurance can be given, that Loral will not incur any substantial losses as a result of these claims.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Old Loral Class Action Securities Litigations
Beleson. In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz, the former Chief Executive Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets by Old Loral to Intelsat and Old Loral’s chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. The defendant filed a motion for summary judgment in July 2008, and plaintiffs filed a cross-motion for partial summary judgment in September 2008. On February 24, 2009, the court granted defendant’s motion and denied plaintiffs’ cross motion. On or about March 24, 2009, plaintiffs filed a notice of appeal with respect to the court’s decision. In February 2010, pursuant to a stipulation among the parties and the plaintiffs in the Christ case discussed below, the appeal, which has been consolidated with the Christ case, was withdrawn, provided however, that plaintiffs may reinstate the appeal on or before May 21, 2010. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims of Directors and Officers of Old Loral.”
Christ. In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend, the former Chief Financial Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. On September 30, 2008, the parties entered into an agreement to settle the case, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. By order dated February 26, 2009, the court finally approved the settlement as fair, reasonable and adequate and in the best interests of the class. Certain class members objected to the settlement and filed a notice of appeal, and other class members, who together had class period purchases valued at approximately $550,000, elected to opt out of the class action settlement and commenced individual lawsuits against the defendants. On August 4, 2009, the objecting and opt-out class members entered into an agreement with the defendants to settle their claims, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. In addition, on or about March 24, 2009, at the time that they filed a notice of appeal with respect to the Beleson decision (discussed above), the plaintiffs in the Beleson case also filed a notice of appeal with respect to the court’s decision approving the Christ settlement, arguing that the Christ settlement impairs the rights of the Beleson class. This appeal has been consolidated with the appeal in the Beleson case discussed above and, pursuant to a stipulation entered into in February 2010 among the parties and the plaintiffs in the Beleson case, was withdrawn, provided, however, that the Beleson plaintiffs may reinstate the appeal on or before May 21, 2010. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that, should the settlement not be consummated or should any objectors who opted out of the settlement prevail in lawsuits they may bring, to the extent that any award is ultimately granted to the plaintiffs or objectors in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims of Directors and Officers of Old Loral.”
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Segments
Loral has two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the year ended December 31, 2009 and 2008 and for the period from October 31, 2007 to December 31, 2007. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results as equity in net income (losses) of affiliates.
Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate. XTAR was owned by Loral Skynet until closing of the Telesat transaction; however, we retained our investment in XTAR, and it was not transferred to Telesat in connection with the Telesat transaction.
The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation, amortization and stock-based compensation (including stock-based compensation from SS/L Phantom SARs expected to be settled in Loral common stock) (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: goodwill and other impairment charges; gain on foreign exchange contracts; gains or losses on litigation not related to our operations, impairment of available for sale securities; loss on extinguishment of debt; other income (expense) and equity in net income (losses) of affiliates.
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, goodwill and other impairment charges, gains or losses on foreign exchange contracts, gains or losses on litigation not related to our operations, impairments of available for sale securities, other income (expense) and equity in net income (losses) of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows:
Segment Information
(In thousands)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues
Satellite manufacturing:
External revenues	$901,283	$785,534	$739,815
Intersegment revenues(1)	107,401	95,913	74,500

Satellite manufacturing revenues	1,008,684	881,447	814,315
Satellite services revenues(2)	691,566	685,187	241,156

Segment revenues before eliminations	1,700,250	1,566,634	1,055,471
Intercompany eliminations(3)	(15,284)	(12,049)	(55,250)
Affiliate eliminations(4)	(691,566)	(685,187)	(117,767)

Total revenues as reported	$993,400	$869,398	$882,454

Segment Adjusted EBITDA
Satellite manufacturing	$90,565	$45,055	$34,479
Satellite services(2)	488,149	436,514	118,385
Corporate(5)	(21,371)	(14,875)	(37,935)

Adjusted EBITDA before eliminations	557,343	466,694	114,929
Intercompany eliminations(3)	(1,673)	(1,569)	(6,075)
Affiliate eliminations(4)	(488,149)	(427,176)	(65,283)

Adjusted EBITDA	67,521	37,949	43,571

Reconciliation to Operating Income
Depreciation, Amortization and Stock-Based Compensation
Satellite manufacturing	(44,203)	(38,646)	(36,282)
Satellite services(2)	(230,176)	(220,843)	(85,905)
Corporate	(3,107)	(5,342)	(22,270)

Segment depreciation before affiliate eliminations	(277,486)	(264,831)	(144,457)
Affiliate eliminations(4)	230,176	220,843	41,200

Depreciation, amortization and stock-based compensation as reported	(47,310)	(43,986)	(103,257)
Satellite manufacturing — impairment of goodwill	—	(187,940)	—
Satellite services — gain on contribution of Loral Skynet	—	—	104,942

Operating income (loss) as reported	$20,211	$(193,977)	$45,256

Capital Expenditures
Satellite manufacturing	$26,426	$53,883	$37,477
Satellite services(2)	231,654	255,506	88,647
Corporate	17,131	10,676	37

Segment capital expenditures before eliminations(6)	275,211	320,065	126,161
Affiliate eliminations(4)	(231,654)	(255,506)	(30,400)

Capital expenditures as reported	$43,557	$64,559	$95,761

	As of December 31,
	2009	2008
	(In thousands)
Total Assets(6)
Satellite manufacturing(7)	$863,866	$799,476
Satellite services(8)	5,202,785	4,273,162
Corporate	181,485	196,391

Total Assets before affiliate eliminations	6,248,136	5,269,029
Affiliate eliminations(4)	(4,994,684)	(4,273,162)

Total assets as reported	$1,253,452	$995,867

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Intersegment revenues include $92 million, $84 million and $22 million for the years ended December 31, 2009, 2008 and 2007, respectively, of revenue from affiliates.

(2)
Satellite Services for 2009 and 2008 represents Telesat. Satellite Services for 2007 includes Loral Skynet for the period January 1, 2007 to October 30, 2007 and Telesat for the period October 31, 2007 to December 31, 2007. Satellite services Adjusted EBITDA also includes approximately $9 million for the year ended December 31, 2008, related to the distribution from a bankruptcy claim against a former customer of Loral Skynet.

(3)
Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral and its wholly owned subsidiaries and for satellite services leasing transponder capacity to SS/L.

(4)
Affiliate eliminations represent the elimination of amounts attributable to Telesat whose results are reported under the equity method of accounting in our consolidated statements of operations (see Note 6).

(5)	Includes corporate expenses incurred in support of our operations and includes our equity investments in XTAR and Globalstar service providers.

(6)	Amounts are presented after the elimination of intercompany profit.

(7)
During 2008, we determined that the implied fair value of SS/L goodwill had decreased below its carrying value, and we recorded an impairment charge for the entire goodwill balance of $187.9 million to reflect this impairment.

(8)	Includes $2.3 billion and $2.0 billion satellite services goodwill related to Telesat as of December 31, 2009 and 2008, respectively.
Revenue by Customer Location
The following table presents our revenues by country based on customer location for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
United States	$534,294	$612,282	$702,605
United Kingdom	101,499	68,956	45,596
Canada	92,094	83,767	43,552
Spain	85,499	25,506	385
Luxembourg	61,673	11,398	—
The Netherlands	59,509	50,110	6,849
People’s Republic of China (including Hong Kong)	54,677	13,236	47,591
Other	4,155	4,143	35,876

	$993,400	$869,398	$882,454

During 2009, three of our customers accounted for approximately 22%, 16% and 10% of our consolidated revenues. During 2008, four of our customers accounted for approximately 20%, 15%, 14% and 11% of our consolidated revenues. During 2007, two of our customers accounted for approximately 20% and 16% of our consolidated revenues. With the exception of our satellites in-orbit through October 31, 2007, our long-lived assets are primarily located in the United States.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Related Party Transactions
Transactions with Affiliates
Telesat
As described in Note 6, we own 64% of Telesat and account for our investment under the equity method of accounting.
In connection with the Telesat transaction, Loral and certain of its subsidiaries, PSP and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions), provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco and provides for either PSP or Loral to cause Telesat Holdco to conduct an initial public offering of its equity shares if an initial public offering is not completed by the fourth anniversary of the Telesat transaction. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party, and provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities.
Under the Shareholders Agreement, in the event that, subject to certain exceptions, either (i) ownership or control, directly or indirectly, by Dr. Rachesky, President of MHR, of Loral’s voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of the Loral Board of Directors over a consecutive two-year period, Loral will lose its veto rights relating to certain extraordinary actions by Telesat Holdco and its subsidiaries. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat Holdco, including a right to cause Telesat Holdco to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat Holdco, to cause the sale of Telesat Holdco and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value.
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
As of December 31, 2009, SS/L had contracts with Telesat for the construction of the Telestar 14R and Nimiq 6 satellites. Information related to satellite construction contracts with Telesat is as follows:

	For Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues from Telesat satellite construction contracts	$92,095	$83,767	$21,548
Milestone payments received from Telesat	89,419	79,107	20,064
Amounts receivable by SS/L from Telesat related to satellite construction as of December 31, 2009 and 2008 were $6.1 million and $3.2 million, respectively.
On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses for the years ended December 31, 2009, 2008 and 2007, included income of $5.0 million, $5.0 million and $0.8 million, respectively, related to the Consulting Agreement. We also had a long-term receivable related to the Consulting Agreement from Telesat of $11.6 million and $6.0 million as of December 31, 2009 and 2008, respectively.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the Telesat transaction, Loral has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of December 31, 2009 and 2008 we had recognized liabilities of approximately $6.2 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $6.6 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.
In connection with an agreement entered into between SS/L and ViaSat, Inc. (“ViaSat”) for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1, on January 11, 2008, we entered into certain agreements, described below, pursuant to which we are investing in the Canadian coverage portion of the ViaSat-1 satellite and granted to Telesat an option to acquire our rights to the Canadian payload. The option expired without having been exercised in October 2009. Michael B. Targoff and another Loral director serve as members of the ViaSat Board of Directors.
A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. The aggregate cost to us for the foregoing is estimated to be approximately $60.0 million. SS/L commenced construction of the Viasat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $86.6 million and $68.3 million for the years ended December 31, 2009 and 2008, respectively. Loral’s cumulative costs for the Loral Payload were $27.4 million as of December 31, 2009, which is reflected as satellite capacity under construction in property, plant and equipment.
An Option Agreement between us and Telesat gave Telesat the option to cause us to assign to Telesat our rights and obligations with respect to the Loral Payload and all of our rights and obligations under the Beam Sharing Agreement upon certain payments by Telesat to us. In consideration for the grant of the option, Telesat (i) agreed in a Cooperation Agreement with us and ViaSat (the “Cooperation Agreement”) to relinquish certain rights Telesat has to the 115 degree W.L. orbital position (the “Orbital Slot”) so as to make those rights available to ViaSat pursuant to a license (the “ViaSat License”) to be granted by Mansat Limited (“Mansat”) to ViaSat and (ii) agreed to provide tracking, telemetry and control services to ViaSat for the ViaSat-1 Satellite and to pay us all of the recurring fees Telesat receives for providing such services. We have agreed to reimburse ViaSat for fees due to Mansat as well as certain other regulatory fees due under the ViaSat License for the life of the ViaSat-1 Satellite. Because Telesat did not exercise its option on or prior to its expiration, Telesat is obligated, at our request, to transfer to us Telesat’s remaining rights from Mansat with respect to the Orbital Slot, and assign to us Telesat’s related rights and obligations under the Cooperation Agreement.
In February 2010, a subsidiary of Loral entered into a contract with ViaSat for the procurement of certain RF equipment and services to be integrated into the Loral gateways to be constructed by Loral to enable Loral to provide commercial service using the Loral Payload. The contract is valued at approximately $7.8 million before the exercise of options. Loral guaranteed the financial obligations of the subsidiary that entered into the contract.
In January 2010, we entered into a Consulting Services Agreement with Telesat for Telesat to provide services related to gateway construction, regulatory and licensing support and preparation for satellite traffic operations for the Loral Payload. Payments under the agreement are on a time and materials basis.
Costs of satellite manufacturing for sales to related parties were $153.5 million and $135.5 million for the years ended December 31, 2009 and 2008, respectively.
In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of December 31, 2009 and 2008, our consolidated balance sheets included a liability of $8.7 million and $9.8 million, respectively, for the future use of these transponders. For the year ended December 31, 2009, we made payments of $1.8 million to Telesat pursuant to the agreement.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
XTAR
As described in Note 6, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of December 31, 2009 and 2008 were $1.3 million and $1.3 million, respectively. During the quarter ended March 31, 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. Our selling, general and administrative expenses included offsetting income to the extent of cash received under this agreement of $1.2 million and $1.1 million for the years ended December 31, 2009 and 2008, respectively.
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
Also pursuant to the Delaware Chancery Court Order, on December 23, 2008, Loral and the MHR Funds entered into a registration rights agreement which provides for registration rights for the shares of Non-Voting Common Stock, in addition and substantially similar to, the registration rights provided for the shares of Voting Common Stock held by the MHR Funds. In June 2009, Loral filed a shelf registration statement covering shares of Voting Common Stock and Non-Voting Common Stock held by the MHR Funds, which registration statement was declared effective in July 2009. Various funds affiliated with MHR held, as of December 31, 2009 and 2008, approximately 39.9% and 39.3%, respectively of the outstanding Voting Common Stock and as of December 31, 2009 and 2008 had a combined ownership of Voting and Non-Voting Common Stock of Loral of 59.0% and 58.7%, respectively. These funds also held shares of Loral Skynet Preferred Stock which were redeemed on November 5, 2007 for $90.8 million and Loral Skynet Notes, which were redeemed on September 5, 2007 for $61.9 million. Information on dividends and interest paid to the funds affiliated with MHR, with respect to their holdings of the Loral Skynet Preferred Stock, Loral Skynet Notes and Loral Series-1 Preferred Stock is as follows (in thousands, except share amounts):

	For Year Ended December 31,
	2008	2007

Loral Series-1 Preferred Stock
Dividends paid in the form of additional shares
— Number of shares	80,423	47,762

— Amount	$24,248	$14,400

Loral Skynet Preferred Stock
Dividends paid in cash	$—	$4,513

Dividends paid in the form of additional shares
— Number of shares	—	44,539

— Amount	$—	$8,908

Loral Skynet Notes
Interest payments paid in cash	$—	$8,967

Redemption premium paid in cash	$—	$5,624

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Funds affiliated with MHR are participants in a $200 million credit facility of Protostar Ltd. (“Protostar”), dated March 19, 2008, with an aggregate participation of $6.0 million. The MHR funds also own certain equity interests in Protostar and have the right (which has not yet been exercised) to nominate one of nine directors to Protostar’s board of directors. During July 2009, Protostar filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The recovery, if any, that the funds affiliated with MHR may realize on their Protostar debt and equity holdings is subject to the Protostar bankruptcy process.
Pursuant to a contract with Protostar valued at $26 million, SS/L has modified a satellite that Protostar acquired from China Telecommunications Broadcast Satellite Corporation, China National Postal and Telecommunication Broadcast Satellite Corporation and China National Postal and Telecommunications Appliances Corporation under an agreement reached in 2006. This satellite, renamed Protostar I, was launched on July 8, 2008. Pursuant to a bankruptcy auction, Protostar I was sold in November 2009. For the year ended December 31, 2008, we recorded sales to Protostar of $15.3 million, and, during 2009, as a result of Protostar’s bankruptcy process and the sale of the satellite, SS/L recorded a charge of approximately $3 million to increase its allowance for billed receivables from Protostar (see Note 14).
As of December 31, 2009, funds affiliated with MHR hold $83.7 million in principal amount of Telesat 11% Senior Notes and $29.75 million in principal amount of Telesat 12.5% Senior Subordinated Notes.
In connection with the $300.0 million preferred stock financing in 2007 with affiliated funds of MHR, we paid MHR a placement fee of $6.8 million and paid $4.4 million in legal and financial advisory fees and out-of-pocket expenses incurred by MHR (see Note 10).
Other Relationships
In 2006, Loral entered into a consulting agreement with a director, Dean A. Olmstead. Pursuant to this agreement, Mr. Olmstead provided consulting services to the Company relating generally to exploration of strategic and growth opportunities for Loral and achievement of efficiencies within the Company’s divisions. The Company granted to Mr. Olmstead seven-year options to purchase 120,000 shares of common stock of the Company, with a per-share exercise price equal to $27.135. Vesting of options for 100,000 of these shares was based on performance, while options for 20,000 shares were to vest over a four-year period. Mr. Olmstead earned total compensation of $0.5 million for the year ended December 31, 2007, not including stock-based compensation of $2.6 million recorded in 2007.
The consulting agreement was terminated effective as of October 31, 2007, and Mr. Olmstead was paid a termination fee of $0.3 million during the first quarter of 2008. On January 10, 2008, Mr. Olmstead resigned from the Board of Directors of the Company. All of Mr. Olmstead’s 100,000 performance-based options to purchase Loral common stock at $27.135 vested upon consummation of the Telesat transaction, and he exercised those options in November 2007. 10,000 of Mr. Olmstead’s 20,000 time-based options to purchase shares of Loral common stock at $27.135 were fully vested as of the termination of Mr. Olmstead’s consulting agreement but expired without having been exercised on January 31, 2008; the remaining 10,000 options were cancelled upon termination of his consulting agreement. In addition, Mr. Olmstead had previously been granted 1,000 shares of restricted stock as part of his compensation for services rendered as a director prior to his becoming a consultant, 500 shares of which were vested and 500 shares of which were forfeited upon his resignation as a director.
17. Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended
Year ended December 31, 2009	March 31,	June 30,	September 30,	December 31,
Revenues	$212,491	$271,447	$249,237	$260,225
Operating income (loss)	(5,480)	(7,695)	14,849	18,537
Income (loss) before income taxes and equity in net income (losses) of affiliates	(5,180)	(4,563)	16,012	20,706
Equity in net income (losses) of affiliates	(5,668)	85,276	93,071	37,619
Net income (loss)	(10,828)	74,295	108,424	59,811
Basic and diluted income (loss) per share(1):
Basic income (loss) per share	(0.36)	2.50	3.64	2.01
Diluted income (loss) per share	(0.36)	2.48	3.61	1.97

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
Year ended December 31, 2008	March 31,	June 30,	September 30,	December 31,
Revenues	$218,537	$208,061	$212,519	$230,281
Operating income (loss)	(10,810)	4,536	(5,795)	(181,908	)(2)
Income (loss) before income taxes and equity in net income (losses) of affiliates	(4,904)	60,755	(5,433)	(201,941)
Equity in net income (losses) of affiliates	(64,537)	2,838	(39,353)	(394,597	)(3)
Net income (loss)	(71,217)	51,950	(44,225)	(629,424)
Basic and diluted income (loss) per share(1):
Basic income (loss) per share	(3.83)	2.27	(2.50)	(31.13)
Diluted income (loss) per share	(3.83)	2.16	(2.50)	(31.13)

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

(2)	Includes goodwill impairment charge of $188 million.

(3)
Includes our share of Telesat’s non-cash foreign exchange losses, net of non-cash gains on financial instruments, of $295 million and Telesat’s charges for impairment of long-lived and intangible assets of $455 million.

SCHEDULE II
LORAL SPACE & COMMUNICATIONS INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2009, 2008 and 2007
(In thousands)

	Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	From	End of
Description	of Period	Expenses	Accounts(1)	Reserves(2)	Period
Year ended 2007
Allowance for billed receivables	$1,624	$(397)	$20	$(1,024)	$223

Inventory allowance	$29,598	$(543)	$—	$(609)	$28,446

Deferred tax valuation allowance	$304,884	$16,287	$(34,749)	$(45,194)	$241,228

Year ended 2008
Allowance for billed receivables	$223	$700	$—	$—	$923

Inventory allowance	$28,446	$—	$—	$(1,246)	$27,200

Deferred tax valuation allowance	$241,228	$202,510	$82,611	$(38,587)	$487,762

Year ended 2009
Allowance for billed receivables	$923	$2,759	$—	$—	$3,682

Inventory allowance	$27,200	$1,042	$55	$—	$28,297

Deferred tax valuation allowance	$487,762	$(96,617)	$22,893	$—	$414,038

(1)
The allowance for long-term receivables is recorded as a reduction to revenues. Changes in the deferred tax valuation allowance which have been charged to other accounts have been recorded in accumulated other comprehensive income (loss), goodwill and other deferred tax assets.

(2)	Deductions from reserves reflect write-offs of uncollectible billed receivables, disposals of inventory and reversal of excess deferred tax valuation allowance recorded as a reduction to goodwill.

Report of Independent Registered Chartered Accountants
To the Board of Directors and Shareholders of Telesat Holdings Inc.
We have audited the consolidated balance sheets of Telesat Holdings Inc. as at December 31, 2009 and 2008 and the consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and cash flow for the years ended December 31, 2009 and 2008, and for the period from October 31 to December 31, 2007 (Successor Entity operations), and for the period from January 1 to October 30, 2007 (Predecessor Entity operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the Successor Entity consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period from October 31 to December 31, 2007 in accordance with Canadian generally accepted accounting principles. Further, in our opinion, the Predecessor Entity consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the period from January 1 to October 30, 2007 in accordance with Canadian generally accepted accounting principles.
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
/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 2, 2010

Telesat Holdings Inc.
Consolidated Statements of Earnings (Loss)
for the years ended December 31, 2009, 2008 and 2007

					Predecessor
		Successor Entity			Entity
				For the Period	For the Period
		Year Ended	Year Ended	October 31 to	January 1 to
		December 31,	December 31,	December 31,	October 30,
(in thousands of Canadian dollars)	Notes	2009	2008	2007	2007
Operating revenues
Service revenues		767,138	680,791	103,509	384,428
Equipment sales revenues		20,060	30,584	7,907	40,760
Sales-type lease revenues		—	—	—	32,599

Total operating revenues	(4)	787,198	711,375	111,416	457,787

Amortization		256,867	235,640	40,046	105,788
Operations and administration		219,690	247,550	43,276	144,307
Cost of equipment sales		16,380	24,368	6,485	34,723
Cost of sales-type lease		—	—	—	15,519
Impairment loss on long-lived assets	(10)	—	2,373	—	2,116
Impairment loss on intangible assets	(11)	—	483,000	—	—

Total operating expenses		492,937	992,931	89,807	302,453

Earnings (loss) from operations		294,261	(281,556)	21,609	155,334
Interest expense	(5)	(273,568)	(257,641)	(43,861)	(8,548)
(Loss) gain on financial instruments		(134,402)	251,686	75,098	(6,653)
Gain (loss) on foreign exchange		500,862	(698,056)	(118,034)	(935)
Other income (expense)	(6)	31,859	(1,713)	(1,033)	(379)

Earnings (loss) before income taxes		419,012	(987,280)	(66,221)	138,819
Income tax (expense) recovery	(7)	(4,949)	164,879	62,170	(57,077)

Net earnings (loss)		414,063	(822,401)	(4,051)	81,742

Net earnings (loss) applicable to common shares		414,063	(822,401)	(4,051)	81,742

Telesat Holdings Inc.
Consolidated Statements of Comprehensive Income (Loss)
for the years ended December 31, 2009, 2008, and 2007

				Predecessor
	Successor Entity			Entity
			For the Period	For the Period
	Year Ended	Year Ended	October 31 to	January 1 to
	December 31,	December 31,	December 31,	October 30,
(in thousands of Canadian dollars)	2009	2008	2007	2007
Net earnings (loss)	414,063	(822,401)	(4,051)	81,742
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) of self sustaining foreign operations, net of related taxes (2009 — $346, 2008 — ($2,090), 2007 — two months — $66, 2007 — ten months — ($827))	320	(7,143)	(599)	1,715
Loss on derivatives designated as cash flow hedges, net of related taxes (2007 — ten months — $9,242)	—	—	—	(19,819)
Gain on derivatives designated as cash flow hedges in prior periods transferred to net income in the current period, net of related taxes (2007 — ten months — ($2,605))	—	—	—	5,585

Comprehensive income (loss)	414,383	(829,544)	(4,650)	69,223

Telesat Holdings Inc.
Consolidated Statements of Shareholders’ Equity
for the year ended December 31, 2009 with Comparative Figures for the periods ended
December 31, 2008, December 31, 2007, October 30, 2007

						Accumulated
						deficit and
					Accumulated	Accumulated
					other	other		Total
		Common	Preferred	Accumulated	comprehensive	comprehensive	Contributed	shareholders’
(in thousands of Canadian dollars) (unaudited)	Notes	shares	Shares	deficit	loss	loss	surplus	equity
Predecessor entity
Balance at January 1, 2007		341,116	—	386,398	(2,283)	384,115	184,416	909,647
Adjustment for changes in accounting policies		—	—	(401)	1,239	838	—	838
Stock compensation		—	—	—	—	—	617	617
Net earnings		—	—	81,742	—	81,742	—	81,742
Reorganization	(1)	—	—	(579,807)	—	(579,807)	(185,033)	(764,840)
Unrealized foreign currency translation gains on translation of self sustaining foreign operations		—	—	—	1,715	1,715	—	1,715
Gains and losses on derivatives designated as cash flow hedges		—	—	—	(19,819)	(19,819)	—	(19,819)
Gains and losses on derivatives designated as cash flow hedges in prior periods transferred to net income in the current period		—	—	—	5,585	5,585	—	5,585

Balance at October 30, 2007 (prior to acquisition transactions)		341,116	—	(112,068)	(13,563)	(125,631)	—	215,485

Telesat Holdings Inc. Acquisition Transactions and adjustments		(341,116)	—	112,068	13,563	125,631	—	(215,485)

Successor entity
Balance at October 31, 2007
Common shares issued as part of the sale transaction	(3)	756,414	—	—	—	—	—	756,414
Preferred shares issued as part of the sale transaction	(3)	—	541,764	—	—	—	—	541,764
Net loss		—	—	(4,051)	—	(4,051)	—	(4,051)
Unrealized foreign currency translation losses on translation of self sustaining foreign operations		—	—	—	(599)	(599)	—	(599)

Balance at December 31, 2007		756,414	541,764	(4,051)	(599)	(4,650)	—	1,293,528

Net loss		—		(822,401)		(822,401)		(822,401)
Unrealized foreign currency translation losses on translation of self sustaining foreign operations		—	—	—	(7,143)	(7,143)	—	(7,143)
Stock-based compensation		—	—	—	—	—	5,448	5,448

Balance at December 31, 2008		756,414	541,764	(826,452)	(7,742)	(834,194)	5,448	469,432

Stock based compensation	(19)	—	—	—	—	—	5,649	5,649
Net earnings		—	—	414,063	—	414,063	—	414,063
Unrealized foreign currency translation gains on translation of self-sustaining foreign operations		—	—	—	320	320	—	320

Balance at December 31, 2009		756,414	541,764	(412,389)	(7,422)	(419,811)	11,097	889,464

Telesat Holdings Inc.
Consolidated Balance Sheets
as at December 31, 2009 and 2008

(in thousands of Canadian dollars)	Notes	2009	2008
Assets
Current assets
Cash and cash equivalents		154,189	98,539
Accounts receivable	(8)	70,203	61,933
Current future tax asset	(7)	2,184	2,581
Other current assets	(9)	29,018	49,187

Total current assets		255,594	212,240
Satellites, property and other equipment, net	(4), (10)	1,926,190	1,883,576
Other long-term assets	(9)	41,010	42,303
Intangible assets, net	(11)	510,675	582,035
Goodwill	(11)	2,446,603	2,446,603

Total assets		5,180,072	5,166,757

Liabilities
Current liabilities
Accounts payable and accrued liabilities		43,413	44,455
Other current liabilities	(12)	127,704	142,432
Debt due within one year	(13)	23,602	23,272

Total current liabilities		194,719	210,159
Debt financing	(13)	3,013,738	3,513,223
Future tax liability	(7)	269,193	266,372
Other long-term liabilities	(12)	671,523	566,136
Senior preferred shares	(14)	141,435	141,435

Total liabilities		4,290,608	4,697,325

Shareholders’ equity
Common shares (74,252,460 common shares issued and outstanding)	(15)	756,414	756,414
Preferred shares	(15)	541,764	541,764

		1,298,178	1,298,178

Accumulated deficit		(412,389)	(826,452)
Accumulated other comprehensive loss		(7,422)	(7,742)

		(419,811)	(834,194)

Contributed surplus	(19)	11,097	5,448

Total shareholders’ equity		889,464	469,432

Total liabilities and shareholders’ equity		5,180,072	5,166,757

Telesat Holdings Inc.
Consolidated Statements of Cash Flow
for the years ended December 31, 2009, 2008, and 2007

					Predecessor
		Successor Entity			Entity
				For the Period	For the Period
		Year Ended	Year Ended	October 31 to	January 1 to
		December 31,	December 31,	December 31,	October 30,
(in thousands of Canadian dollars)	Notes	2009	2008	2007	2007
Cash flows from operating activities
Net (loss) earnings		414,063	(822,401)	(4,051)	81,742
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Gross profit on sales-type lease		—	—	—	(5,881)
Amortization		256,867	235,640	40,046	105,788
Future income taxes		4,598	(175,951)	(60,653)	24,292
Unrealized foreign exchange (gain) loss		(524,132)	695,445	105,820	(10,396)
Unrealized loss (gain) on derivatives		134,402	(247,931)	(62,754)	8,907
Dividends on senior preferred shares	(5)	13,540	9,855	1,695	—
Stock-based compensation expense	(19)	5,649	5,448	—	—
(Gain) loss on disposal of assets	(6)	(33,430)	252	27	(108)
Impairment losses	(10), (11)	—	485,373	—	—
Other		(46,015)	(44,119)	(344)	3,318
Customer prepayments on future satellite services		82,966	88,587	—	17,721
Customer refunds		(17,566)	—	—	—
Operating assets and liabilities	(16)	7,203	48,859	205,490	27,244

		298,145	279,057	225,276	252,627

Cash flows used in investing activities
Satellite programs		(258,083)	(263,763)	(15,496)	(183,494)
Property additions		(6,118)	(8,862)	(14,019)	(5,830)
Maturity of short-term investments		—	—		2,312
Business acquisitions	(3)	—	—	(3,229,194)	(180)
Proceeds on disposals of assets		71,400	5,120	25	159
Insurance proceeds		—	4,006	—	—

		(192,801)	(263,499)	(3,258,684)	(187,033)

Cash flows from financing activities
Debt financing and bank loans		23,880	186,687	2,767,716	73,000
Repayment of bank loans and debt financing		(53,855)	(91,560)	(44,899)	(84,090)
Capitalized debt issuance costs		—	(19,131)	(83,585)	—
Note repayment		—	—	(129,334)	—
Success fee payments		—	—	—	(24,000)
Common shares issued		—	—	311,124	—
Preferred shares issued		—	—	258,833	—
Capital lease payments		(14,620)	(30,954)	(1,306)	(7,713)
Satellite performance incentive payments		(5,418)	(3,524)	(4,196)	(2,022)

		(50,013)	41,518	3,074,353	(44,825)

Effect of changes in exchange rates on cash and cash equivalents		319	(740)	1,258	(1,676)
Increase in cash and cash equivalents		55,650	56,336	42,203	19,093
Cash and cash equivalents, beginning of period		98,539	42,203	—	38,661

Cash and cash equivalents, end of period	(16)	154,189	98,539	42,203	57,754

Supplemental disclosure of cash flow information
Interest paid		287,733	286,784	18,339	18,139
Income taxes paid		6,499	8,866	343	21,347

		294,232	295,650	18,682	39,486

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
1. BACKGROUND OF THE COMPANY AND BASIS OF PRESENTATION
Telesat Holdings Inc. (“the Company” or “Telesat”) is the world’s fourth largest provider of fixed satellite services. Headquartered in Ottawa, Canada, with offices and facilities around the world, Telesat provides voice, data, video and Internet connectivity services using a global fleet of twelve owned and operated satellites, with two additional satellites under construction. Telesat offers a broad suite of satellite services to more than 400 customers worldwide, comprising some of the world’s leading television broadcasters, cable programmers, DTH service providers, ISPs, telecommunications carriers, corporations and government agencies. In addition, the Company provides satellite-related consulting and technical services and manages the operations of 13 additional satellites for third parties.
On October 31, 2007 Canada’s Public Sector Pension Investment Board (“PSP”) and Loral Space & Communications Inc. (“Loral”), through a newly formed entity called Telesat Holdings Inc. completed the acquisition of Telesat Canada from BCE Inc. (“BCE”). Loral and PSP indirectly hold an economic interest in Telesat of 64% and 36%, respectively. Loral indirectly holds a voting interest of 33 1/3% on all matters. PSP indirectly holds a voting interest of 66 2/3% on all matters except for the election of directors, and a 30% voting interest for the election of directors.
As part of the same transaction, substantially all of the assets of a Loral subsidiary, Loral Skynet Corporation (“Skynet”), were transferred to Telesat, along with the shares of all of the legacy Skynet subsidiaries. Skynet is a satellite communications company with substantial activities in satellite based communication services.
These consolidated financial statements reflect the financial statements of Telesat Holdings Inc. and its subsidiaries on a consolidated basis. The consolidated financial statements of Telesat Canada presented for the period January 1, 2007 to October 30, 2007, represent the “Predecessor” entity. The consolidated financial statements of Telesat Holdings Inc. for the two months ended December 31, 2007 and the years ended December 31, 2008 and December 31, 2009 represent the “Successor” entity. The consolidated financial statements of Telesat Holdings Inc. have been prepared in accordance with Canadian generally accepted accounting principles (“GAAP”) and include the results of its wholly owned subsidiaries, the most significant of which are: Telesat Interco Inc., Telesat Canada, Infosat Communications GP Inc. (“Infosat”), Able Infosat Communications Inc. (“Able”), Telesat Brasil Limitada (“Telesat Brazil”), The SpaceConnection, Inc. (“SpaceConnection”), Telesat Satellite Holdings Corporation and its wholly owned subsidiaries, and Telesat Asia Pacific Satellite (HK) Limited. All transactions and balances between these companies have been eliminated on consolidation. As a result of the application of purchase accounting, the financial statements of the Predecessor are not comparable with the financial statements of the Successor, because they are, in effect, those of a new entity. See note 3 “Business acquisitions”.
Regulation
As an operator of a privately owned global satellite system, Telesat is subject to: the regulatory authority of the Canadian government and other countries which license its satellites; the regulatory authority of other countries in which it operates; and the frequency coordination process of the International Telecommunication Union (“ITU”). Telesat’s ability to provide satellite services in a particular country or region is subject also to the technical constraints of its satellites, international frequency coordination, constraints associated with local regulatory approval and any limitation to those approvals.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
1. BACKGROUND OF THE COMPANY AND BASIS OF PRESENTATION — (continued)
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

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
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
Satellites, Property and Other Equipment
Satellites, property and other equipment, which are carried at cost, which was equal to fair value for assets acquired on October 31, 2007 (see note 3), less accumulated amortization, include the contractual cost of equipment, capitalized engineering and, with respect to satellites, the cost of launch services, launch insurance and capitalized interest during construction. Capitalized interest is based on the Company’s average cost of debt.
The Company shares equally with a developer, the ownership and capital requirements of the Company’s headquarters’ land and building. In 2009, the Company leased its share of the building under a long term lease arrangement.
Amortization is calculated using the straight line method over the respective estimated service lives of the assets. The Predecessor used the straight-line method over the respective estimated service lives of the assets based on equal life group procedures. Below are the estimated useful lives in years of satellites, property and other equipment as of December 31, 2009.

Years
Satellites	6 to 15
Transponders under capital lease	6 to 14
Earth stations	5 to 30
Office buildings and other	3 to 30
The estimates of useful lives are reviewed every year and adjusted prospectively if necessary.
Liabilities related to the legal obligation of retiring property, plant and equipment are measured at fair value with a corresponding increase to the carrying amount of the related long-lived asset. The liability is accreted over the period of expected cash flows with a corresponding charge to operating expenses. The liabilities recorded to date have not been significant and are reassessed annually.
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

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
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
Translation of Foreign Currencies
Assets and liabilities denominated in foreign currencies are translated into Canadian dollars at the exchange rates in effect as of the balance sheet date. Operating revenues and expenses, and interest on debt transacted in foreign currencies are reflected in the financial statements using the average exchange rates during the period. The translation gains and losses are included in gain (loss) on foreign exchange in the statement of earnings.
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
Financing costs
The debt issuance costs related to the revolving credit facility and Canadian term loan are included in deferred charges in Other assets and are amortized to interest expense on a straight-line basis. All other debt issuance costs are amortized to interest expense using the effective interest method.
Financial Instruments
Telesat uses derivative financial instruments to manage its exposure to foreign exchange rate risk associated with anticipated purchases and with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. The Company’s risk management policy does not permit the use of derivative financial instruments for speculative purposes. Currently, Telesat does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All realized and unrealized gains and losses on these derivative financial instruments are recorded in the statement of earnings.
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
In a fair value hedging relationship, changes in both fair value of the hedging instrument and the fair value of the hedged item were recognized in net income. The changes in the fair value of the hedged item were offset by changes in the fair value of the hedging instrument to the extent that the hedging relationship was effective. In a cash flow hedging relationship, the effective portion of the change in the fair value of the hedging instrument was recognized in OCI while the ineffective portion was recognized in net earnings.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
Unrealized gains and losses in OCI and Accumulated Other Comprehensive Income (“AOCI”) were reclassified into net earnings and retained earnings on the same basis that the hedged item affected net earnings.
Financial assets and financial liabilities that are classified as held-for-trading (“HFT”) and available-for-sale (“AFS”) are measured at fair value. AFS equity securities which do not have a quoted market price will continue to be recorded at cost. Loans and receivables and other liabilities are recorded at amortized cost. Derivatives, including embedded derivatives that must be separately accounted for, are recorded at fair value on the consolidated balance sheet. The unrealized gains and losses relating to the HFT assets and liabilities are recorded in the consolidated statement of earnings. Unrealized gains and losses on assets and liabilities classified as AFS are recorded in OCI until realized, at which time they are recognized in the consolidated statement of earnings. Changes in the fair values of derivative instruments are recognized in the consolidated statement of earnings.
The Company has chosen to account for embedded foreign currency derivatives in a host contract as a single instrument where the contract requires payments denominated in the currency that is commonly used in contracts to procure non-financial items in the economic environment in which Telesat transacts.
Transaction costs are expensed as incurred for financial instruments classified or HFT or AFS.
Goodwill and Other Intangible Assets
The Company accounts for business combinations using the purchase method of accounting, which establishes specific criteria for the recognition of intangible assets separately from goodwill. The excess of the cost of acquisition over the fair value of net assets acquired, including both tangible and intangible assets, has been allocated to goodwill. For goodwill and intangible assets with indefinite useful lives, an assessment for impairment is undertaken annually, or whenever events or changes in circumstances indicate that the carrying amount of these assets is likely to exceed their fair value. The Company considers orbital slots and trade names to be indefinite lived intangible assets.
Finite-lived intangible assets consist of revenue backlog, customer relationships, favourable leases, transponder rights and patents, all of which were recorded in connection with the acquisition of Telesat Canada and Skynet (see note 1). Intangible assets with finite useful lives are amortized over their estimated useful lives using the straight-line method of amortization. Below are the estimated useful lives of the finite-lived intangible assets:

Years
Revenue backlog	4 to 17
Customer relationships	11 to 21
Favourable leases	4 to 5
Concession right	15
Transponder rights	3 to 14
Patents	18
The estimates of useful lives are reviewed every year and adjusted prospectively if necessary.
Deferred Revenues
Deferred revenues represent the Company’s liability for the provision of future services and are classified on the balance sheet in other current liabilities and other long-term liabilities. The deferred amount is brought into income over the period of service to which it applies.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
Deferred Satellites Performance Incentive Payments
Deferred satellite performance incentive payments are obligations payable to satellite manufacturers over the lives of the Nimiq 1, Nimiq 4, Nimiq 5, Anik F1, Anik F2, Anik F3 and Anik F1R satellites. The present value of the payments is capitalized as part of the cost of the satellite and charged against operations as part of the amortization of the satellite.
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
Pension plan assets are valued at fair value which is also the basis used for calculating the expected rate of return on plan assets. The discount rate is based on the market interest rate of high quality long-term bonds. Past service costs arising from plan amendments are amortized on a straight-line basis over the average remaining service period of the active employees at the date of amendment. The Company deducts 10% of the benefit obligation or the fair value of plan assets, whichever is greater, from the net actuarial gain or loss and amortizes the excess over the average remaining service period of active employees. A valuation is performed at least every three years to determine the present value of the accrued pension and other retirement benefits. The 2009 and 2008 pension expense calculations are extrapolated from a valuation performed as of January 1, 2007. The accrued benefit obligation is extrapolated from an actuarial valuation as of January 1, 2007. The most recent valuation of the pension plans for funding purposes was as of January 1, 2007, and the next required valuation is as of January 1, 2010.
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

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
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
Recent Accounting Pronouncements
Changes in Accounting Policies
The Company has prepared the consolidated financial statements in accordance with Canadian GAAP using the same basis of presentation and accounting policies as outlined in notes 1 and 2 to the consolidated financial statements for the year ended December 31, 2008, except as follows:
On January 1, 2009, the Company adopted the Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3064 “Goodwill and Intangible Assets”. This standard applies to goodwill and intangible assets subsequent to the initial recognition in a business combination and establishes standards for the recognition, measurement, presentation and disclosure of intangible assets. The standard had no material impact on Telesat’s reporting.
In January 2009, the CICA’s Emerging Issues Committee (EIC) issued Abstract No. 173 “Credit Risk and the Fair Value of Financial Assets and Financial Liabilities”. EIC 173 requires an entity to take into account its own credit risk and that of the relevant counterparty(s) when determining the fair value of financial assets and financial liabilities, including derivative instruments. This EIC, which was effective for Telesat on January 1, 2009, had no impact on the Company’s Balance Sheet or on the Statement of Earnings (Loss) because the aforementioned credit risks had been incorporated into the valuation methodology before the EIC was issued.
In June 2009, the CICA amended Handbook Section 3862 “Financial Instruments — Disclosures”, to include additional disclosure requirements about fair value measurement for financial instruments and liquidity risk disclosures. These amendments require a three-level hierarchy that reflects the significance of the inputs used in making the fair value measurements. Fair value of financial assets and financial liabilities included in Level 1 are determined by reference to quoted prices in active markets for identical assets and liabilities. Assets and liabilities in Level 2 include valuations using inputs other than the quoted prices for which all significant inputs are based on observable market data, either directly or indirectly. Level 3 valuations are based on inputs that are not based on observable market data. The Company has adopted these new disclosure requirements in these 2009 annual financial statements.
Future Accounting Policies
In January 2009, the CICA issued Handbook Section 1582 “Business Combinations”, which will replace CICA Handbook Section 1581 “Business Combinations”. The CICA also issued Handbook Section 1601 “Consolidated Financial Statements” and Handbook Section 1602 “Non-Controlling Interests”, which will replace CICA Handbook Section 1600 “Consolidated Financial Statements”. The new standards are effective for fiscal years beginning on or after January 1, 2011, with early adoption permitted. The objective of the new standards is to harmonize Canadian GAAP for business combinations and consolidated financial statements with the International and U.S. accounting standards. The new standards are to be applied prospectively on or after January 1, 2011.
In December 2009, the CICA’s Emerging Issues Committee (EIC) issued Abstract No. 175 “Multiple Deliverable Revenue Arrangements”. EIC 175 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This EIC will become effective January 2011 and is to be applied prospectively.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
The Accounting Standards Board confirmed in February 2008 that International Financial Reporting standards (“IFRS”) will replace Canadian GAAP for publicly accountable enterprises for financial periods beginning on and after January 1, 2011. IFRS is premised on a conceptual framework similar to Canadian GAAP. However, significant differences exist in certain matters of recognition, measurement and disclosure. While the adoption of IFRS will not change the cash flows generated by the Company, it will result in changes to the reported financial position and results of operations of the Company, the effects of which may be material.
3. BUSINESS ACQUISITIONS
Fifth Dimension Television Acquisition
On May 9, 2008, SpaceConnection completed the acquisition of the assets of Fifth Dimension Television, with the effective date of the agreement being April 1, 2008. The purchase price is based on a profit-sharing arrangement for a percentage of future monthly occasional use revenues collected, as well as a percentage of future margins on certain space only customer contracts, from the effective date of the acquisition until December 31, 2010, and will not exceed $0.8 million. Profit-sharing payments of $0.3 million have been expensed in Operation and administration as at December 31, 2009 ($0.2 million — December 31, 2008).
Telesat Canada Acquisition
On October 31, 2007, PSP and Loral, through a newly formed entity, Telesat, completed the acquisition of 100% of the common shares of Telesat Canada from BCE Inc. Loral and PSP acquired an economic interest in Telesat of 64% and 36%, respectively, and a voting interest of 33 1/3% and 66 2/3% respectively. As part of the Telesat Canada acquisition, substantially all of the assets of a Loral subsidiary, Loral Skynet Corporation, were transferred to Telesat. In addition, Telesat acquired the shares of the remaining Loral Skynet subsidiaries. The aggregate fair value of the net assets transferred by Loral Skynet was $773.7 million, of which $24 million was paid using cash equivalents and the balance in common shares and non-voting participating preferred shares of Telesat. In addition, Loral Skynet transferred foreign exchange forward contracts with a value of $119.9 million, in exchange for non-voting participating preferred shares, which were settled for cash on October 31, 2007 and have been included in the balance of cash acquired. The Telesat Canada purchase price was paid in cash. The shares issued as part of the purchase transaction were valued based on the estimated fair value of the assets contributed by Loral Skynet as agreed to by the shareholders. The results of operations for Telesat Canada and Skynet have been included in these consolidated financial statements since October 31, 2007. The acquisition has been accounted for as a purchase transaction.
The asset and liability values acquired were based on a purchase price which was calculated as follows:

Total
Cash paid (net of cash acquired)	3,229,194
Shares issued	869,656
Transaction costs	32,692

Purchase price	4,131,542

The goodwill established in connection with Telesat Canada acquisition was $2,446 million.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
4. SEGMENTED INFORMATION
Telesat operates in a single industry segment, in which it provides satellite-based services to its broadcast, enterprise and consulting customers around the world.
The Company derives revenues from the following services:
•	Broadcast — distribution or collection of video and audio signals in the North American and International markets which include television transmit and receive services, occasional use, bundled Digital Video Compression and radio services.

•	Enterprise — provision of satellite capacity and ground network services for voice, data, and image transmission and internet access around the world.

•	Consulting and other — all consulting services related to space and earth segments, government studies, satellite control services and R&D.
Revenues derived from the above service lines were as follows:

				Predecessor
	Successor Entity			Entity
			For the Period	For the Period
	Year Ended	Year Ended	October 31 to	January 1 to
	December 31,	December 31,	December 31,	October 30,
Revenues	2009	2008	2007	2007
Broadcast	406,712	345,382	52,771	254,276
Enterprise	349,530	333,834	53,758	178,888
Consulting and other	30,956	32,159	4,887	24,623

Total operating revenues	787,198	711,375	111,416	457,787

Geographic Information
Revenue by geographic region was based on the point of origin of the revenues (destination of the billing invoice) and upon the groupings of countries reviewed by the Chief Operating Decision Maker, allocated as follows:

				Predecessor
	Successor Entity			Entity
			For the Period	For the Period
	Year Ended	Year Ended	October 31 to	January 1 to
	December 31,	December 31,	December 31,	October 30,
Revenues	2009	2008	2007	2007
Canada	397,225	357,937	60,085	315,200
United States	254,685	240,505	34,352	115,993
Europe, Middle East & Africa	66,028	47,014	6,403	6,549
Asia, Australia	23,976	33,768	5,940	5,550
Latin America & Caribbean	45,284	32,151	4,636	14,495

Total operating revenues	787,198	711,375	111,416	457,787

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
4. SEGMENTED INFORMATION — (continued)
Telesat’s satellites are in geosynchronous orbit. For disclosure purposes, the Anik and Nimiq satellites have been classified as located in Canada, and the Telstar satellites have been classified as located in the United States. Satellites, property and other equipment by geographic region, based on the location of the asset, are allocated as follows:

	December 31,	December 31,
Satellites, property and other equipment	2009	2008
Canada	1,448,111	1,431,145
United States	469,508	441,809
all others	8,571	10,622

Total satellites, property and other equipment	1,926,190	1,883,576

Goodwill was not allocated to geographic regions in any of the periods.
Major Customers
For the year ended December 31, 2009, two customers generating Broadcast revenues in Canada represented 22.67% and 9.63% respectively of consolidated revenues. The same two customers represented 18.18% and 10.94% of consolidated revenues for the year ended December 31, 2008, 16.8% and 11.1% of consolidated revenues for the two month period ended December 31, 2007, and 28.5% and 13.6% for the ten months ended October 30, 2007.
5. INTEREST EXPENSE

				Predecessor
	Successor Entity			Entity
			For the Period	For the Period
	Year Ended	Year Ended	October 31 to	January 1 to
	December 31,	December 31,	December 31,	October 30,
	2009	2008	2007	2007
Debt service costs	279,432	286,794	47,535	18,060
Dividends on senior preferred shares	13,540	9,855	1,695	—
Capitalized interest	(19,404)	(39,008)	(5,369)	(9,512)

	273,568	257,641	43,861	8,548

6. OTHER INCOME (EXPENSE)

				Predecessor
	Successor Entity			Entity
			For the Period	For the Period
	Year Ended	Year Ended	October 31 to	January 1 to
	December 31,	December 31,	December 31,	October 30,
	2009	2008	2007	2007
Interest income	636	1,888	301	3,130
Interest on performance incentive payments	(4,642)	(4,057)	(499)	(4,078)
Other (a)	35,865	456	(835)	569

	31,859	(1,713)	(1,033)	(379)

(a)	On July 9, 2009, the Company terminated its leasehold interest in the Telstar 10 satellite and transferred certain related customer contracts. The satellite and related revenue backlog and customer relationships were transferred for total consideration of $80 million, of which $8 million are deferred payments recorded in Accounts receivable, with a resulting gain of $34.6 million included in Other. In light of the complexities of the regulatory environment associated with the satellite, and the upcoming requirement to replace Telstar 10, the Company decided to terminate its leasehold interest.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
6. OTHER INCOME (EXPENSE) — (continued)
In May 2009, Telesat Network Services Inc., a wholly-owned subsidiary of Telesat, sold the equipment at its Kapolei site and transferred the operating lease for the premises to the buyer of the equipment. Proceeds on this sale were $0.5 million and the resulting loss of $0.2 million is included in Other.
In May 2008, Skynet Satellite Corporation, a wholly-owned subsidiary of Telesat, sold its Hawley facility. Proceeds on this sale were $4.1 million and the resulting loss on the sale of $0.1 million is included in Other.
In February 2008, Infosat Communications Inc., a wholly-owned subsidiary of Telesat, sold its security division. Proceeds on this sale were $0.6 million and the resulting gain on the sale of $0.4 million is included in Other.
7. INCOME TAXES

				Predecessor
	Successor Entity			Entity
			For the Period	For the Period
	Year Ended	Year Ended	October 31 to	January 1 to
	December 31,	December 31,	December 31,	October 30,
	2009	2008	2007	2007
Income tax expense (recovery)
Future	4,598	(175,951)	(60,653)	24,292
Current	351	11,072	(1,517)	32,785

	4,949	(164,879)	(62,170)	57,077

A reconciliation of the statutory income tax rate, which is a composite of federal and provincial rates, to the effective income tax rate is as follows:

				Predecessor
	Successor Entity			Entity
			For the Period	For the Period
	Year Ended	Year Ended	October 31 to	January 1 to
	December 31,	December 31,	December 31,	October 30,
	2009	2008	2007	2007
Statutory income tax rate	32.3%	33.0%	35.3%	35.3%
Permanent differences	(9.6%)	(5.9%)	(22.1%)	(15.4%)
Adjustment for tax rate changes	(9.7%)	(2.5%)	109.1%	(2.4%)
Impact of acquisition (see note 3)	—	—	—	1.8%
Valuation allowance	(13.4%)	(6.8%)	(38.3%)	6.5%
Future taxes related to other comprehensive income	—	—	—	4.8%
Charges reflected in equity	—	—	—	7.6%
Other	1.6%	(1.1%)	9.9%	2.9%

Effective income tax rate	1.2%	16.7%	93.9%	41.1%

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
7. INCOME TAXES — (continued)
The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

	December 31,	December 31,
	2009	2008
Future tax assets
Capital assets	924	8,904
Intangible assets	6,180	9,482
Unrealized foreign exchange loss	31,867	98,087
Investments	541	9,355
Loss carry forwards	98,024	112,386
Other	8,437	5,415
Less: valuation allowance	(45,040)	(101,175)

Total future tax assets	100,933	142,454

	December 31,	December 31,
	2009	2008
Future tax liabilities
Capital assets	(215,162)	(208,115)
Intangibles	(124,955)	(147,916)
Derivative liabilities	(21,958)	(47,327)
Other	(5,867)	(2,887)

Total future tax liabilities	(367,942)	(406,245)

Net future income tax liability	(267,009)	(263,791)

Net future income tax liability is comprised of:
Net future income tax asset — current portion	2,184	2,581
Net future income tax liability — long-term portion	(269,193)	(266,372)

Net future income tax liability	(267,009)	(263,791)

Losses
As of December 31, 2009 Telesat Holdings Inc. had the following operating and capital losses carry-forwards which are scheduled to expire in the following years:

	Non-Capital	Capital
	Losses	Losses
2027	27,027	—
2028	309,337	—
2029	13,272	—
Indefinite	—	40,077
The Company recognized a benefit of $8,755 related to tax losses for the year ended December 31, 2009 (2008 — $5,756).

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
8. ACCOUNTS AND NOTES RECEIVABLE

	December 31,	December 31,
	2009	2008
Trade receivables — net of allowance for doubtful accounts	74,018	63,723
Less: long-term portion of trade receivables	(3,815)	(1,790)

	70,203	61,933

The allowance for doubtful accounts was $8.7 million at December 31, 2009 (December 31, 2008 — $5.4 million).
The long-term portion of trade receivables includes items that will not be collected during the subsequent year and is included in the long-term portion of other assets in note 9.
9. OTHER ASSETS

	December 31, 2009		December 31, 2008
	Current portion	Long term portion	Current portion	Long term portion
Net investment in leases (a)	—	—	2,217	30
Income taxes recoverable	3,487	—	3,943	—
Accrued pension benefit (note 20)	—	14,199	—	13,610
Prepaid expenses and deposits (b)	17,548	14,423	16,006	6,755
Deferred charges (c)	2,108	5,244	10,709	6,224
Derivative assets (note 18)	—	—	10,805	8,797
Inventories (d)	5,214	—	4,723	—
Other assets (e)	661	7,144	784	6,887

	29,018	41,010	49,187	42,303

(a)	The net investment under sales type leases expired in 2009 (2008 — $2.2 million).

(b)	Prepaid expense and deposits includes mainly prepaid insurance for in-orbit satellites, deposits related to foreign taxes, prepaid interest on long term debt, security deposits, and other prepaid expenses.

(c)	Deferred charges at December 31, 2009 include the deferred financing charges related to the Canadian term loan facility (note 13) and deferred leasing costs. At December 31, 2008, deferred charges also included costs incurred in relation to deferred revenue.

(d)	Inventories are valued at lower of cost and net realizable value and consist of $2.9 million (2008 — $3.8 million) of finished goods and $2.3 million (2008 — $0.9 million) of work in process. Cost for substantially all network equipment inventories is determined on an average cost basis. Cost for work in process and certain one-of-a-kind finished goods is determined using specific identification. All of the inventories have been pledged as security pursuant to the terms of the credit facilities.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
9. OTHER ASSETS — (continued)
(e)	Other assets, both short and long term components, include the following:

	December 31, 2009		December 31, 2008
	Current	Long term	Current	Long term
	portion	portion	portion	portion
Tax indemnification receivable from Loral (note 21)	—	2,461	—	2,862
Investments	—	475	—	637
Long term trade receivables	—	3,815	—	1,790
Investment tax credit benefit	661	—	441	—
Other	—	393	343	1,598

	661	7,144	784	6,887

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
10. SATELLITES, PROPERTY AND OTHER EQUIPMENT

		Accumulated	Net Book
	Cost	Amortization	Value
December 31, 2009
Satellites	2,018,871	(323,734)	1,695,137
Earth stations	149,085	(30,083)	119,002
Transponders under capital lease	28,048	(8,550)	19,498
Office buildings and other	31,735	(11,548)	20,187
Construction in progress	72,366	—	72,366

	2,300,105	(373,915)	1,926,190

December 31, 2008
Satellites	1,544,396	(177,768)	1,366,628
Earth stations	139,227	(19,012)	120,215
Transponders under capital lease	34,189	(4,943)	29,246
Office buildings and other	36,248	(8,555)	27,693
Construction in progress	339,794	—	339,794

	2,093,854	(210,278)	1,883,576

The Company had two successful launches in 2009, thereby reducing construction in progress significantly. The Nimiq 5 satellite was launched in September 2009, and was placed in service in October 2009. The Telstar 11N satellite was launched in February 2009, and was placed in service in March 2009. The current construction in progress amounts relate primarily to satellite construction and related launch service costs for Telstar 14 R.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
10. SATELLITES, PROPERTY AND OTHER EQUIPMENT — (continued)
A no claims bonus, due to good satellite performance, of $2.3 million was received in January 2009 on the Nimiq 4 satellite, and a no claims bonus of $2.8 million was received in June 2009 on the T11N satellite. The proceeds reduced the cost of the satellites.
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
There were no triggering events in 2009 on any of the assets, therefore, no impairment charges were recorded.
11. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets were initially established in connection with the Telesat Canada acquisition described in note 3.

		Accumulated	Net Book
2009	Cost	Amortization	Value
Finite life intangible assets:
Revenue backlog	268,123	(77,210)	190,913
Customer relationships	197,920	(33,140)	164,780
Favourable leases	2,990	(1,774)	1,216
Concession right	1,404	(94)	1,310
Transponder rights	29,550	(7,493)	22,057
Patents	59	(7)	52

	500,046	(119,718)	380,328
Indefinite life intangible assets:
Orbital slots	113,347	—	113,347
Trade name	17,000	—	17,000

Total intangible assets	630,393	(119,718)	510,675
Goodwill	2,446,603	—	2,446,603

Goodwill and intangible assets	3,076,996	(119,718)	2,957,278

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
11. GOODWILL AND INTANGIBLE ASSETS — (continued)

		Accumulated	Net Book
2008	Cost	Amortization	Value
Finite life intangible assets:
Revenue backlog	274,487	(44,988)	229,499
Customer relationships	207,704	(14,500)	193,204
Favourable leases	4,816	(1,987)	2,829
Concession right	1,230	—	1,230
Transponder rights	28,497	(3,626)	24,871
Patents	59	(4)	55

	516,793	(65,105)	451,688
Indefinite life intangible assets:
Orbital slots	113,347	—	113,347
Trade name	17,000	—	17,000

Total intangible assets	647,140	(65,105)	582,035
Goodwill	2,446,603	—	2,446,603

Goodwill and intangible assets	3,093,743	(65,105)	3,028,638

During the fourth quarter of 2008, Telesat performed its annual valuation of goodwill and indefinite life intangible assets, which resulted in an impairment charge of $483.0 million to the orbital slots. The impairment charge was measured as the excess of the carrying amount of orbital slots over their fair value, with the estimated fair value being based on the present value of the expected future cash flows to be generated through the use of the orbital slots. The increase of the discount rate due to current market conditions, the impact of a strengthened U.S. dollar on the cost of satellites, as well as the increases to insurance costs and launch services in 2008 reduced the present value of the expected future cash flows for the orbital slots.
The Company also performed its annual impairment test on goodwill and indefinite life intangible assets in 2009 by comparing the estimated fair value to the carrying value. The annual impairment test of goodwill and indefinite life intangible assets did not result in any impairment in 2009.
The Company recorded amortization expense on intangible assets of $54.8 million for the year ended December 31, 2009 (2008 — $55.5 million; two months ended December 31, 2007 — $8.1 million).
12. OTHER LIABILITIES

	December 31,	December 31,
	2009	2008
Short term other liabilities	127,704	142,432
Long term other liabilities	671,523	566,136

	799,227	708,568

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
12. OTHER LIABILITIES — (continued)
Other liabilities include the following items and maturities:

	2010	2011	2012	2013	2014	Thereafter	Total
Deferred revenues and deposits	73,150	36,096	36,215	34,466	32,913	184,950	397,790
Derivative liabilities (note 18)	6,456	39,102	—	—	139,728	—	185,286
Capital lease liabilities (a)	3,520	3,838	4,212	4,610	4,373	787	21,340
Deferred satellites performance incentive payments	11,030	4,713	4,087	4,338	4,682	46,958	75,808
Interest payable	25,212	—	—	—	—	—	25,212
Dividends payable on senior preferred shares (note 14)	—	25,090	—	—	—	—	25,090
Pension and other post retirement liabilities (note 20)	—	—	—	—	—	23,827	23,827
Other liabilities (b)	8,336	—	—	—	—	36,538	44,874

	127,704	108,839	44,514	43,414	181,696	293,060	799,227

(a)	At December 31, 2009, interest payable related to the capital lease liabilities totaled $5.3 million (December 31, 2008 — $9.0 million).

(b)	Other liabilities at December 31, 2009 included: promissory note payable to Loral (note 22) of $12.2 million (2008 — $7.4 million), tax indemnifications payable to Loral (note 21) of $7.3 million (2008 — $8.5 million), unfavorable customer revenue backlog of $7.1 million (2008 — unfavorable leases of $1.9 million, and unfavorable customer revenue backlog of $12.8 million), potential income tax liabilities of $7.1 million (2008 — $2.6 million), income taxes payable of $0.1 million (2008 — $0.8 million), and other liabilities of $11.1 million (2008 — $14.5 million). Due to the uncertainty in settlement dates inherent in the long term portion of the other liabilities, they are presented as maturing after 2014.
13. DEBT FINANCING

	December 31,	December 31,
	2009	2008
Senior secured credit facilities (a):
Revolving facility	—	—
The Canadian term loan facility	185,000	195,000
The U.S. term loan facility	1,777,138	2,087,010
The U.S. term loan II facility	152,494	179,207
Senior notes (b)	702,909	818,620
Senior subordinated notes (c)	219,799	256,400
Other debt financing	—	258

	3,037,340	3,536,495
Current portion	(23,602)	(23,272)

Long-term portion	3,013,738	3,513,223

The outstanding debt balances above, with the exception of the revolving credit facility and the Canadian term loan, are shown net of related debt issuance costs.

(a)	The senior secured credit facilities are secured by substantially all of Telesat’s assets. Under the terms of these facilities, Telesat is required to comply with certain covenants including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions, and restrictions on transactions with affiliates. The financial covenant ratios include total debt to EBITDA for covenant purposes (earnings before interest, taxes, depreciation, amortization and other charges) and EBITDA for covenant purposes to interest expense. Both financial covenant ratios become tighter over the term of the credit facility. At December 31, 2009 Telesat was in compliance with all of the required covenants.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
13. DEBT FINANCING — (continued)

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

Each tranche of the credit facility is subject to mandatory principal repayment requirements, which, in the initial years, are generally an annual amount representing 1% of the initial aggregate principal amount, payable quarterly. The senior secured credit facility has several tranches which are described below:

(i)    A revolving Canadian dollar denominated credit facility (the “revolving facility”) of up to the Canadian dollar equivalent of $153 million is available to Telesat. This revolving facility matures on October 31, 2012 and is available to be drawn at any time. The drawn loans will bear interest at the prime rate or LIBOR or Bankers’ Acceptance plus an applicable margin of 150 to 250 basis points per annum. Undrawn amounts under the facility are subject to a commitment fee. As of December 31, 2009, other than approximately $0.3 million in drawings related to letters of credit, there were no borrowings under this facility.

(ii)   The Canadian term loan facility is a $200 million loan facility denominated in Canadian dollars, bears interest at a floating rate of the Bankers’ Acceptance rate plus an applicable margin of 275 basis points per annum, and has a maturity of October 31, 2012. The required repayments on the Canadian term loan facility, in millions, are as follows:

Annual
Repayments
2010	15
2011	90
2012	80

Total repayments	185

The payments are made quarterly in varying amounts. The average interest rate was 3.61% for the year ended December 31, 2009 (2008 — 6.57%). This facility had $185 million outstanding at December 31, 2009, which represents the full amount available, with principal repayments being made as required.

(iii)  The U.S. term loan is a $1,755 million facility denominated in US dollars bears interest at LIBOR plus an applicable margin of 300 basis points per annum, and has a maturity of October 31, 2014. The average interest rate was 3.80% for the year ended December 31, 2009 (2008 — 6.35%). A total of US $1,720 million ($1,811 million CAD) was drawn at December 31, 2009 (December 31, 2008 — US $1,737 million, $2,128 million CAD). Principal repayments of $4.4 million US Dollars are made on a quarterly basis, with a lump sum repayment of the remaining balance payable on the maturity date.

(iv)   The U.S. term loan II is a $150 million delayed draw facility denominated in US dollars bears interest at LIBOR plus an applicable margin of 300 basis points per annum, and has a maturity of October 31, 2014. The average interest rate was 3.80% for the year ended December 31, 2009 (2008 — 6.17%). The U.S. term loan II facility was available to be drawn for 12 months after the closing of the Telesat Canada acquisition to fund capital expenditures. The undrawn amount of the U.S. term loan II was subject to a commitment fee. This facility had US $148 million ($156 million CAD) outstanding at December 31, 2009, which represents the full amounts available, with principal repayments of $0.4 million US Dollars being made on a quarterly basis, with a lump sum repayment of the remaining balance payable on the maturity date.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
13. DEBT FINANCING — (continued)

(b)	The Senior notes, in the amount of US $693 million ($730 million CAD), bear interest at an annual rate of 11.0% and are due November 1, 2015. The Senior notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior notes prior to May 1, 2012, in each case subject to exceptions provided in the Senior notes indenture.

(c)	The Senior subordinated notes, in the amount of US $217 million ($229 million CAD), bear interest at a rate of 12.5% and are due November 1, 2017. The Senior subordinated notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior subordinated notes prior to May 1, 2013, in each case subject to exceptions provided in the Senior subordinated notes indenture.
The outstanding balance of long term debt, excluding debt issuance costs, will be repaid as follows (in millions of Canadian dollars):

2010	2011	2012	2013	2014	Thereafter	Total
35.1	110.1	100.0	20.1	1,886.7	958.4	3,110.4
14. SENIOR PREFERRED SHARES
Telesat Holdings issued 141,435 senior preferred shares in exchange for cash with an issue price of $1,000 per Senior Preferred Share on October 31, 2007 as part of the Telesat Canada acquisition transaction described in notes 1 and 3. The Senior Preferred Shares rank in priority, with respect to the payment of dividends and return of capital upon liquidation, dissolution or winding-up, ahead of the shares of all other classes of Telesat Holdings stock which have currently been created, as well as any other shares that may be created that by their terms rank junior to the senior preferred shares. Senior Preferred Shares are entitled to receive cumulative preferential dividends at a rate of 7% per annum on the Liquidation Value, being $1,000 per Senior Preferred Share plus all accrued and unpaid dividends (8.5% per annum following a Performance Failure, being a failure to pay annual dividends in cash or in Holding PIK Preferred Stock in any year, while such failure is continuing, the failure to redeem the Holding PIK Preferred Stock when submitted for redemption on or after the twelfth anniversary of the date of issue, or the failure to redeem Holding PIK Preferred Stock for which an offer of redemption is accepted following a Change of Control). Such annual dividend may be paid in cash, subject to the requirements of the CBCA, if such payment is permitted under the terms of (i) the senior secured credit facilities and (ii) the indentures governing the notes. If the cash payment is not permitted under the terms of the senior secured credit facilities, the dividends will be paid, subject to the requirements of the CBCA, in senior preferred shares based on an issue price of $1,000 per Senior Preferred Share. Dividends of $25.1 million (note 12) have been accrued at December 31, 2009 (2008 — $11.6 million) and included as interest expense.
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

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
14. SENIOR PREFERRED SHARES — (continued)
The holders of the Senior Preferred Shares are not entitled to receive notice of or to vote at any meeting of shareholders of the Company except for meetings of the holders of the Senior Preferred Shares as a class, called to amend the terms of the Senior Preferred Shares, or otherwise as required by law.
15. CAPITAL STOCK
The authorized capital of the Company is comprised of: (i) an unlimited number of common shares, (ii) an unlimited number of voting participating preferred shares, (iii) an unlimited number of non-voting participating preferred shares, (iv) an unlimited number of redeemable common shares, (v) an unlimited number of redeemable non-voting participating preferred shares, (vi) 1,000 director voting preferred shares, and (vii) 325,000 senior preferred shares. None of the Redeemable Common Shares or Redeemable Non-Voting Participating Preferred Shares have been issued as at December 31, 2009.
Common Shares
The holders of the Common Shares are entitled to receive notice of and to attend all annual and special meetings of the shareholders of the Company and to one vote in respect of each common share held on all matters at all such meetings, except in respect of a class vote applicable only to the shares of any other class, in respect of which the common shareholders shall have no right to vote. The holders of the Common Shares are entitled to receive dividends as may be declared by the Board of Directors of the Company, and are entitled to share in the distribution of the assets of the Company upon liquidation, winding-up or dissolution, subject to the rights, privileges and conditions attaching to any other class of shares ranking in order of priority. The Common Shares are convertible at the holders’ option, at any time, into Voting Participating Preferred Shares or Non-Voting Participating Preferred Shares, on a one-for-one basis.
There were 74,252,460 Common Shares issued and outstanding as at December 31, 2009 and 2008 with a stated value of $756 million.
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
There were 7,034,444 Voting Participating Preferred Shares issued and outstanding as at December 31, 2009 and 2008 with a stated value of $117 million.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
15. CAPITAL STOCK — (continued)
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
There were 35,953,824 Non-Voting Participating Preferred Shares issued and outstanding as at December 31, 2009 and 2008 with a stated value of $424 million.
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
There were 1,000 Director Voting Preferred Shares issued and outstanding as at December 31, 2009 and 2008 with a nominal stated value.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
16. CASH FLOW INFORMATION

	December 31,	December 31,	December 31,
	2009	2008	2007
Cash and cash equivalents is comprised of:
Cash	89,679	26,584	32,737
Short term investments, original maturity 90 days or less	64,510	71,955	9,466

	154,189	98,539	42,203

Changes in operating assets and liabilities are comprised of:
Receivables	(2,021)	(3,303)	(4,718)
Other assets	15,693	(34,885)	132,768
Accounts payable and accrued liabilities	7,270	(12,947)	72,380
Income taxes payable	(2,906)	960	(749)
Other liabilities	(10,833)	99,034	5,809

	7,203	48,859	205,490

Non-cash investing and financing activities are comprised of:
Purchase of satellites, property and other equipment	5,026	3,595	4,767
Purchase of concession right	—	1,230	—
Shares issued in exchange of assets contributed	—	—	869,656
17. CAPITAL DISCLOSURES
Telesat Holdings Inc. is a privately held company with registered debt in the United States. The Company’s financial strategy is designed to maintain compliance with its financial covenants under its senior secured credit facility, and to provide adequate returns to its shareholders and other stakeholders. Telesat meets these objectives through its monitoring of its financial covenants and operating results on a quarterly basis.
The Company defines its capital as follows:

	December 31,	December 31,
	2009	2008
Shareholders’ equity, excluding accumulated other comprehensive loss	896,886	477,174
Debt financing	3,037,340	3,536,495
Cash and cash equivalents	154,189	98,539
Telesat manages its capital by measuring the financial covenant ratios contained in its senior secured credit agreement (the “credit agreement”), dated October 31, 2007 and which terminates in October 2014. As of December 31, 2009, the Company was subject to three financial covenant compliance tests: a maximum Consolidated Total Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for covenant purposes ratio test, a minimum Consolidated EBITDA for covenant purposes to Consolidated Interest Expense ratio test and a maximum Permitted Capital Expenditure Amount test. Compliance with financial covenants is measured on a quarterly basis, except for the maximum Permitted Capital Expenditure Amount which is only measured at the end of every fiscal year.
As of December 31, 2009, Telesat’s Consolidated Total Debt to Consolidated EBITDA for covenant purposes ratio, for credit agreement compliance purposes, was 5.49:1 (December 31, 2008 — 7.29:1), which was less than the maximum test ratio of 8.25:1. The Consolidated EBITDA for covenant purposes to Consolidated Interest Expense ratio, for credit agreement compliance purposes, was 2.08:1 (December 31, 2008 — 1.74:1), which was greater than the minimum test ratio of 1.30:1. For the quarter ending March 31, 2010, the Consolidated Total Debt to Consolidated EBITDA for covenant purposes ratio test becomes 8.00:1, and the ratio test generally becomes more restrictive over the life of the credit agreement, such that for the period beginning October 1, 2013, the ratio test is a maximum of 5.50:1. For the quarter ending March 31, 2010, the minimum Consolidated EBITDA for covenant purposes to Consolidated Interest Expense ratio becomes 1.35:1, and the ratio test generally becomes more restrictive over the life of the credit agreement, such that for the quarter ending September 30, 2014, the minimum test ratio is 1.95:1.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
17. CAPITAL DISCLOSURES — (continued)
The Capital Expenditure Amount, for credit agreement compliance purposes, was $260.6 million (2008 — $263.6 million), which was less than the maximum permitted under the credit agreement. The maximum Permitted Capital Expenditure Amount varies in each fiscal year with the possibility to carry forward or carry back unused amounts based on conditions specified in the credit agreement. Including the permitted carry forward amount, the maximum permitted under the credit agreement for 2009 was $303.3 million.
As part of the on-going monitoring of Telesat’s compliance with its financial covenants, interest rate risk due to variable interest rate debt is managed through the use of interest rate swaps (note 18), and foreign exchange risk exposure arising from principal and interest payments on Telesat’s debt is partially managed through a cross currency basis swap (note 18). In addition, operating expenses are tracked against budget on a monthly basis, and this analysis is reviewed by senior management.
18. FINANCIAL INSTRUMENTS
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
At December 31, 2009 and December 31, 2008, the current and long term portions of the fair value of the Company’s derivative assets and liabilities and the fair value methodologies used to calculate those values were as follows:

	December 31,	December 31,
	2009	2008
Short term derivative assets	—	10,805
Long term derivative assets	—	8,797
Short term derivative liabilities	(6,456)	—
Long term derivative liabilities	(178,830)	(82,255)

	(185,286)	(62,653)

Fair value methodology:
Net position determined using actively quoted prices (level 1)	—	—
Net position determined using observable data or market corroboration (level 2)	185,286	62,653
Net position determined using extrapolated data (level 3)	—	—

	(185,286)	(62,653)

Level 1 Quoted prices in active markets for identical assets or liabilities.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
18. FINANCIAL INSTRUMENTS — (continued)
Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. For Telesat, this category includes forward foreign exchange contracts, the credit basis swap and interest rate swaps.
Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
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
The carrying amounts for cash and cash equivalents, short term investments, trade receivables, promissory notes receivable, other current liabilities and accounts payable and accrued liabilities, approximate fair market value due to the short maturity of these instruments. At December 31, 2009 the fair value of the debt financing is equal to the market value derived from transactions and quotations from third parties excluding financing charges considering market interest rates.
The carrying amounts and fair values of financial instruments were as follows as at:

	Carrying Value
			Loans &
December 31, 2009	HFT	AFS	Receivables	Total	Fair Value
Financial assets
Cash and cash equivalents	154,189	—	—	154,189	154,189
Accounts and notes receivable	—	—	70,203	70,203	70,203
Other assets	6,970	474	5,351	12,795	12,795

	161,159	474	75,554	237,187	237,187

	Carrying Value
December 31, 2009	HFT	Other	Total	Fair Value
Financial liabilities
Accounts payable and accrued liabilities	—	43,413	43,413	43,413
Debt	—	3,037,340	3,037,340	3,104,151
Derivative financial instruments	185,286	—	185,286	185,286
Other liabilities	—	291,412	291,412	322,187

	185,286	3,372,165	3,557,451	3,655,037

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
18. FINANCIAL INSTRUMENTS — (continued)

	Carrying Value
			Loans &
December 31, 2008	HFT	AFS	Receivables	Total	Fair Value
Financial assets
Cash and cash equivalents	98,539	—	—	98,539	98,539
Accounts and notes receivable	—	—	61,933	61,933	61,933
Derivative financial instruments	19,602	—	—	19,602	19,602
Other assets	14,936	637	2,202	17,775	17,775

	133,077	637	64,135	197,849	197,849

	Carrying Value
December 31, 2008	HFT	Other	Total	Fair Value
Financial liabilities
Accounts payable and accrued liabilities	—	44,455	44,455	44,455
Debt	—	3,536,237	3,536,237	2,371,014
Derivative financial instruments	82,255	—	82,255	82,255
Other liabilities	—	291,770	291,770	195,371

	82,255	3,872,462	3,954,717	2,693,095

(1)	Included in cash and cash equivalents are $62.9 million (2008 — $72.0 million) in short term investments classified as level 2 in the fair value hierarchy.
The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at the balance sheet date of December 31, 2009.
Measurement of Risks
Credit Risk
Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. At December 31, 2009, the maximum exposure to credit risk is equal to the carrying value of the financial assets, $237.2 million (December 31, 2008 — $197.8 million) as listed above. Cash and cash equivalents and short term investments are invested with high quality investment grade financial institutions and are governed by the Company’s corporate investment policy, which aims to reduce credit risk by restricting investments to high-grade US dollar and Canadian dollar denominated investments.
It is expected that the counterparties to our financial assets will be able to meet their obligations as they are institutions with strong credit ratings. Telesat regularly monitors the credit risk and credit exposure.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
18. FINANCIAL INSTRUMENTS — (continued)
Telesat has a number of diverse customers, which limits the concentration of credit risk with respect to accounts receivable. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Telesat’s standard payment terms are 30 days. Interest at a rate of 1.5% per month, compounded monthly, is typically charged on balances remaining unpaid at the end of the standard payment terms. Telesat’s historical experience with customer defaults has been minimal. As a result, Telesat considers the credit quality of its North American customers to be high; however due to the additional complexities of collecting from its International customers the Company considers the credit quality of its International customers to be lower than the North American customers. At December 31, 2009, North American and International customers made up 39% and 61% of the outstanding trade receivable balance, respectively. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2009 was $8.7 million (2008 — $5.4 million). A reconciliation of the allowance for doubtful accounts is as follows:

Allowance for Doubtful Accounts	2009	2008

Balance at January 1	5.4	4.3
Provision for receivables impairment	4.1	1.6
Receivables written off during the period as uncollectible	(0.8)	(0.5)

Balance at December 31	8.7	5.4

Foreign Exchange Risk
The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on the US dollar denominated debt financing. At December 31, 2009, approximately $2,852 million of the $3,037 million total debt financing (note 13) was US dollar denominated.
The Company has entered into a cross currency basis swap to economically hedge the foreign currency risk on a portion of its US dollar denominated debt. At December 31, 2009, the Company had a cross currency basis swap of $1,200 million (2008 — $1,212 million) which requires the Company to pay Canadian dollars to receive US $1,033 million (2008 — US $1,043 million). At December 31, 2009, the fair value of this derivative contract was a liability of $137.1 million (2008 — asset of $8.8 million). Any non-cash gain/loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014.
Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At December 31, 2009, the Company had one outstanding foreign exchange contract which will require the Company to pay $21.5 million Canadian dollars (2008 — $61.0 million) to receive US $20.0 million (2008 — US$58.7 million) for future capital expenditures and interest payments. At December 31, 2009, the fair value of this derivative contract was a liability of $0.4 million (December 31, 2008 — asset of $10.8 million). Any non-cash gain/loss will remain unrealized until the contract is settled. This forward contract matured on January 15, 2010.
The Company’s main currency exposures as at December 31, 2009 lie in its US dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing.
As at December 31, 2009, a 5 percent increase (decrease) in the Canadian dollar against the US dollar would have increased (decreased) the Company’s net earnings by approximately $158.3 million and increased (decreased) other comprehensive income by $1.7 million. This analysis assumes that all other variables, in particular interest rates, remain constant.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
18. FINANCIAL INSTRUMENTS — (continued)
Interest Rate Risk
The Company is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to economically hedge the interest rate risk related to variable rate debt financing.
On November 30, 2007, we entered into a series of five interest rate swaps to fix interest rates on US$600 million of U.S. dollar denominated debt and $630 million of Canadian dollar denominated debt for an average term of 3.2 years. On August 25, 2009, we entered into delayed-start interest rate swaps related to the $630 million of Canadian dollar denominated debt to extend their maturities to October 31, 2014. On October 1, 2009, we entered into a delayed-start interest rate swap for an additional CAD$300 million to fix the interest rate on Canadian dollar denominated debt from January 2011 to October 2014. As of December 31, 2009, the fair value of these derivative contracts was a liability of $47.8 million. This non-cash loss will remain unrealized until the contracts are settled. These contracts mature on various dates between January 31, 2010 and October 31, 2014.
If the interest rates on the unhedged variable rate debt change by 0.25% this would result in a change in the net earnings of approximately $2.6 million for the year ended December 31, 2009.
Liquidity Risk
The Company maintains credit facilities to ensure it has sufficient available funds to meet current and foreseeable financial requirements. The following are the contractual maturities of financial liabilities as at December 31, 2009:

In millions of	Carrying	Contractual						After
Canadian Dollars	Amount	Cash Flows	2010	2011	2012	2013	2014	2014
Accounts payable and accrued liabilities	43,413	43,413	43,413	—	—	—	—	—
Customer and other deposits	5,297	5,297	3,040	2,257	—	—	—	—
Other liabilities	144,680	144,680	42,601	42,013	4,088	4,338	4,682	46,958
Derivative financial instruments	185,286	185,286	6,456	39,102	—	—	139,728	—
Long term debt	3,037,340	3,110,396	35,063	110,065	100,063	20,064	1,886,729	958,412

	3,416,016	3,489,072	130,573	193,437	104,151	24,402	2,031,139	1,005,370

19. STOCK-BASED COMPENSATION PLANS
BCE stock options
There were no outstanding options at December 31, 2009 under the BCE stock option programs. All previously outstanding options expired on April 30, 2008.
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

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
19. STOCK-BASED COMPENSATION PLANS — (continued)
The exercise periods of the share options expire ten years from the grant date. The exercise price of each share underlying the options will be the higher of a fixed price, established by the Board of Directors on the grant date, and the fair market value of a non-voting participating preferred share on the grant date.

	Time Vesting Option Plan		Performance Vesting Option Plan
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price ($)	of Options	Price ($)
Outstanding, January 1, 2009	6,846,035	11.07	894,441	11.07
Granted	608,283	11.07	743,457	11.07
Exercised	—	—	—	—
Forfeited	(150,613)	11.07	(184,084)	11.07
Expired	—	—	—	—

Outstanding December 31, 2009	7,303,705	11.07	1,453,814	11.07

Options exercisable at December 31, 2009	2,740,969		162,091

Options Outstanding
Weighted-
		Average	Options
		Remaining	Exercisable
At December 31, 2008	Number	Life	Number
Exercise price $11.07	7,740,476	9 years	1,538,623
The assumptions used to determine the stock-based compensation expense under the Black-Scholes option pricing model were as follows:

	December 31,	December 31,
	2009	2008
Compensation cost (credited to contributed surplus)	5,649	5,448
Number of stock options granted	1,351,740	7,740,476
Weighted-average fair value per option granted ($)	4.76	8.52
Weighted average assumptions:
Dividend yield	—%	—%
Expected volatility	30.0%	31.5%
Risk-free interest rate	2.98%	3.78%
Expected life (years)	10	10

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
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
The changes in the benefit obligations and in the fair value of assets and the funded status of the defined benefit plans were as follows:

	Telesat Canada		Skynet
	Pension	Other	Other	Total
Pension and other benefits	December 31, 2009
Change in benefit obligations
Benefit obligation, January 1, 2009	126,754	12,527	8,725	148,006
Current service cost	1,963	260	—	2,223
Interest cost	9,470	936	508	10,914
Actuarial (gains) losses	23,975	2,167	(1,759)	24,383
Benefit payments	(11,899)	(633)	(320)	(12,852)
Employee contributions	1,714	—	21	1,735

Benefit obligation, December 31, 2009	151,977	15,257	7,175	174,409

	Telesat Canada		Skynet
	Pension	Other	Other	Total
Pension and other benefits	December 31, 2009
Change in fair value of plan assets
Fair value of plan assets, January 1, 2009	138,293	—	—	138,293
Return on plan assets	20,692	—	—	20,692
Benefit payments	(11,899)	(633)	(320)	(12,852)
Employee contributions	1,714	—	21	1,735
Employer contributions	1,946	633	299	2,878

Fair value of plan assets, December 31, 2009	150,746	—	—	150,746

Funded status
Plan surplus (deficit)	(1,231)	(15,257)	(7,176)	(23,664)
Unamortized net actuarial (gain) loss	15,430	(1,394)	—	14,036

Accrued benefit asset (liability)	14,199	(16,651)	(7,176)	(9,628)

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
20. EMPLOYEE BENEFIT PLANS — (continued)

	Telesat Canada		Skynet
	Pension	Other	Other	Total
Pension and other benefits	December 31, 2008
Change in benefit obligations
Benefit obligation, January 1, 2008	163,546	16,224	8,089	187,859
Current service cost	3,926	433	—	4,359
Interest cost	9,271	862	883	11,016
Actuarial (gains) losses	(40,426)	(4,396)	(129)	(44,951)
Benefit payments	(10,884)	(596)	(155)	(11,635)
Employee contributions	1,321	—	37	1,358

Benefit obligation, December 31, 2008	126,754	12,527	8,725	148,006

	Telesat Canada		Skynet
	Pension	Other	Other	Total
Pension and other benefits	December 31, 2008
Change in fair value of plan assets
Fair value of plan assets, January 1, 2008	173,457	—	—	173,457
Return on plan assets	(29,811)	—	—	(29,811)
Benefit payments	(10,884)	(596)	(155)	(11,635)
Employee contributions	1,321	—	37	1,358
Employer contributions	4,210	596	118	4,924

Fair value of plan assets, December 31, 2008	138,293	—	—	138,293

Funded status
Plan surplus (deficit)	11,539	(12,527)	(8,725)	(9,713)
Unamortized net actuarial (gain) loss	2,071	(3,705)	—	(1,634)

Accrued benefit asset (liability)	13,610	(16,232)	(8,725)	(11,347)

The fair value of the Telesat Canada plan assets consists of the following asset categories:

	December 31,	December 31,
	2009	2008
Equity securities	60%	59%
Fixed income instruments	37%	39%
Short-term investments	3%	2%

Total	100%	100%

Plan assets are valued as at the measurement date of December 31 each year.

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
20. EMPLOYEE BENEFIT PLANS — (continued)
The significant weighted-average assumptions adopted in measuring Telesat Canada’s pension and other benefit obligations and Skynet’s other benefit obligations were as follows:

	Telesat Canada		Skynet	Telesat Canada		Skynet
	Pension	Other	Other	Pension	Other	Other
	December 31, 2009			December 31, 2008
Accrued benefit obligation
Discount rate	7.5%	7.5%	6.0%	7.5%	7.5%	6.5%
Rate of compensation increase	3.5%	3.5%	—	3.5%	3.5%	4.3%
Benefit costs for the periods ended
Discount rate	6.4%	6.4%	6.0%	5.5%	5.5%	6.5%
Expected long-term rate of return on plan assets	7.5%	—	—	7.5%	—	—
Rate of compensation increase	3.5%	3.5%	—	3.5%	3.5%	4.3%
For the Telesat Canada plans, for measurement purposes, a 10.5% (drugs)/4.5% (other) annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend) was assumed for 2009. The drug rate is assumed to gradually decrease to 4.5% by 2014 and remain at that level thereafter. For the Skynet plan, actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2009, used a health care cost trend rate of 9.5% decreasing gradually to 5% by 2018. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.
The net benefit expense included the following components:

	Successor Entity
	Telesat Canada		Skynet		Telesat Canada		Skynet
	Pension	Other	Other	Total	Pension	Other	Other	Total
	Year Ended				Year Ended
	December 31, 2009				December 31, 2008
Current service cost	1,963	260	—	2,223	3,926	433	—	4,359
Interest cost	9,470	935	508	10,913	9,271	862	883	11,016
Expected return on plan assets	(10,011)	—	—	(10,011)	(12,686)	—	—	(12,686)
Amortization	(65)	(144)	—	(209)	—	—	—	—

Net benefit expense	1,357	1,051	508	2,916	511	1,295	883	2,689

Telesat Holdings Inc.

Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
20. EMPLOYEE BENEFIT PLANS — (continued)

	Successor Entity				Predecessor Entity
	Telesat Canada		Skynet		Telesat Canada
	For the Period October 31 to				For the Period January 1 to
	December 31, 2007				October 30, 2007
	Pension	Other	Other	Total	Pension	Other	Total
Current service cost	774	79	—	853	3,612	396	4,008
Interest cost	1,513	146	—	1,659	7,149	681	7,830
Expected return on plan assets	(2,206)	—	—	(2,206)	(10,610)	—	(10,610)
Amortization of past service cost	—	—	—	—	—	—	—
Amortization of net actuarial loss	—	—	—	—	34	—	34
Amortization of transitional (asset) obligation	—	—	—	—	(1,288)	515	(773)
Additional expense	—	—	—	—	169	—	169

Net benefit expense (income)	81	225	—	306	(934)	1,592	658

Sensitivity of assumptions
The impact of a hypothetical 1% change in the health care cost trend rate on the other post-retirement benefit obligation and the aggregate of service and interest cost would have been as follows:

		Aggregate of
	Benefit	service and
	obligation	interest cost
As reported	22,433	1,703
Impact of increase of 1% point	1,938	166
Impact of decrease of 1% point	(1,700)	(140)

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
21. COMMITMENTS AND CONTINGENT LIABILITIES
Off balance sheet commitments include operating leases, commitments for future capital expenditures and other future purchases.

Off balance sheet commitments	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	27,100	22,875	17,962	16,493	14,910	46,564	145,904
Purchase commitments — Satellite programs	157,925	107,233	15,412	386	416	7,930	289,302
Purchase commitments — Earth programs	2,385	—	—	—	—	—	2,385
Purchase commitments — Other programs	3,686	—	—	—	—	—	3,686

Total off balance sheet commitments	191,096	130,108	33,374	16,879	15,326	54,494	441,277

Telesat Holdings Inc.

Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
21. COMMITMENTS AND CONTINGENT LIABILITIES — (continued)
Certain of the Company’s satellite transponders, offices, warehouses, earth stations, vehicles, and office equipment are leased under various terms. The aggregate lease expense for the year ended December 31, 2009, and the year ended December 31, 2008 was $34.5 million, and $21.0 million respectively. The expiry terms range from January 2010 to July 2024.
Telesat has entered into contracts for the construction and launch of Telstar 14R (targeted for launch in 2011), and Nimiq 6 (targeted for launch in 2012). The total outstanding commitments at December 31, 2009 are in US dollars.
Telesat has non-satellite purchase commitments with various suppliers. The total outstanding commitments at December 31, 2009 are in US dollars.
Telesat has agreements with various customers for prepaid revenues on several satellites which take effect on final acceptance of the spacecraft. Telesat is responsible for operating and controlling these satellites. Deposits of $358.4 million (2008 — $341.3 million), refundable under certain circumstances, are reflected in other liabilities, both current and long-term.
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
Certain indemnification undertakings can extend for an unlimited period and may not provide for any limit on the maximum potential amount, although certain agreements do contain specified maximum potential exposure representing a cumulative amount of approximately $4.5 million (2008 — $20.7 million). The nature of substantially all of the indemnification undertakings prevents the Company from making a reasonable estimate of the maximum potential amount Telesat could be required to pay counterparties as the agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, Telesat has not made any significant payments under such indemnifications.
Telesat and Loral have entered into an indemnification agreement whereby Loral will indemnify Telesat for any tax liabilities for taxation years prior to 2007. Likewise, Telesat will indemnify Loral for the settlement of any tax receivables for taxation years prior to 2007.

Telesat Holdings Inc.

Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
21. COMMITMENTS AND CONTINGENT LIABILITIES — (continued)
Telesat Canada’s Anik F1 satellite, built by Boeing and launched in November 2000, has defective solar arrays that have caused a drop in power output on the satellite and reduced its operational life. Telesat Canada filed a claim for Anik F1 as a constructive total loss under its insurance policies and received an amount from its insurers in settlement of that claim. Telesat Canada continues to seek recovery of an additional approximately $18 million, as noted below. In November 2006, Telesat Canada commenced arbitration proceedings against Boeing. A portion of its claim was in respect of the subrogated rights of its insurers. Telesat Canada is alleging in this proceeding that Boeing was grossly negligent and/or engaged in willful misconduct in the design and manufacture of the Anik F1 satellite and in failing to warn Telesat Canada prior to the launch of a material deficiency in the power performance of a similar satellite previously launched. The arbitration tribunal has been constituted and Telesat Canada has filed its Statement of Claim seeking approximately $331 million plus costs and post-award interest. Boeing has responded by alleging that Telesat Canada failed to obtain what it asserts to be contractually required waivers of subrogation rights such that, if Telesat Canada is successful in obtaining an award which includes an amount in respect of the subrogated rights of the insurers, Boeing is entitled to off-setting damages in that amount. This amount is alleged to be as much as approximately US$182 million. Boeing also asserts that Telesat Canada owes Boeing performance incentive payments pursuant to the terms of the satellite construction contract in the amount of approximately US$5.5 million. It is anticipated that Telesat Canada and Boeing will exchange further submissions and evidence and a hearing will take place during late 2010 or 2011. While it is not possible to determine the ultimate outcome of the arbitration, Telesat Canada intends to vigorously prosecute its claims and defend its position that no liability is owed Boeing in connection with the dispute and that, in the circumstances of this case, it was not contractually required to obtain waivers of the subrogation rights at issue.
Telesat Canada filed a claim with its insurers on December 19, 2002 for Anik F1 as a constructive total loss under its insurance policies for losses suffered as a result of the power loss on the satellite. In March 2004, Telesat reached a settlement agreement with its insurers pursuant to which the insurers made an initial payment in 2004 of US$136.2 million, with potential additional payments to be made according to the amount of degradation of the power on Anik F1 through 2007. In December 2005, a number of insurers elected to pay a discounted amount, equal to US$26.2 million, of the proceeds potentially due in 2007. In October 2007, Telesat submitted final claims to its insurers for approximately US$20 million as a result of the continued power degradation. In January 2008, those insurers disputed Telesat’s determination of the available power, contending that the final payment should be approximately US$2.7 million. During 2008, one insurer paid Telesat approximately US$2.0 million in full settlement of its share of Telesat’s claim, such that the amount in dispute now totals approximately US$18 million. Telesat advised the insurers of its intention to proceed with arbitration of the dispute, and on July 30, 2009, Telesat served its Claim in accordance with the procedural rules governing the arbitration. The insurers served their Statement of Defense on October 16, 2009. No date for a hearing has yet been set, but it is not anticipated to commence prior to the first quarter of 2011. While it is not possible to determine the ultimate outcome of the arbitration, Telesat Canada intends to vigorously prosecute its claim.

Telesat Holdings Inc.

Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
22. RELATED PARTY TRANSACTIONS
Related parties include PSP and Loral, the common shareholders, together with their subsidiaries and affiliates.
The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The related party transactions as at and for the period ended December 31, 2009 and 2008 were between Telesat and Loral, and subsidiaries and affiliates of Loral.

				Predecessor
	Successor Entity			Entity
			For the Period	For the Period
	Year Ended	Year Ended	October 31 to	January 1 to
	December 31,	December 31,	December 31,	October 30,
	2009	2008	2007	2007
Service revenues	6,360	3,560	440	139,706
Operations and administration expenses	8,480	6,295	825	5,340
Capital expenditures — satellites	97,815	83,203	12,318	—
The balances with related parties are as follows:

	December 31,	December 31,
	2009	2008
Receivables at end of period	3,480	3,200
Payables at end of period	8,567	13,770
Long term liabilities	8,068	—
Note and interest payable at end of period	12,210	7,380
23. COMPARATIVE FIGURES
Certain of the prior years’ figures have been reclassified to conform with the current year’s presentation, the most significant of which was to reclassify certain liabilities of $4.3 million from Accounts payable and accrued liabilities to Other current liabilities. This was not a material change to the financial statements since it was a reclassification within Total current liabilities.
24. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP
Telesat has prepared these consolidated financial statements according to Canadian GAAP. The following tables are a reconciliation of differences relating to the statement of (loss) earnings and total shareholder’s equity reported according to Canadian GAAP and United States GAAP (“U.S. GAAP”).

Telesat Holdings Inc.

Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
24. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP — (continued)
Reconciliation of Net (Loss) Earnings

				Predecessor
	Successor Entity			Entity
			For the Period	For the Period
	Year Ended	Year Ended	October 31 to	January 1 to
	December 31,	December 31,	December 31,	October 30,
	2009	2008	2007	2007
Canadian GAAP — Net earnings (loss)	414,063	(822,401)	(4,051)	81,742
(Losses) gains on embedded derivatives (a)	(35,480)	20,118	774	(5,051)
Losses on derivatives designated as cash flow hedges under Canadian GAAP (a)	—	—	—	(10,361)
Sales type lease — operating lease for U.S. GAAP (b)	1,514	18,808	2,748	(23,617)
Capital lease — operating lease for U.S. GAAP (b)	(1,567)	(7,584)	(78)	9,436
Lease amendments (c)	719	(1,233)	—	—
Dividends on senior preferred shares (d)	13,540	9,855	1,695	—
Tax effect of above adjustments (e)	10,510	(8,761)	275	9,606
Uncertainty in income taxes (f)	(8,053)	(6,875)	(2,648)	3,234

U.S. GAAP — Net earnings (loss)	395,246	(798,073)	(1,285)	64,989
Other comprehensive (loss) earnings items:
Change in currency translation adjustment	214	(7,143)	(599)	1,715
Loss on derivatives designated as cash flow hedges (a)	—	—	—	(7,168)
Net actuarial plans cost (g)
Net actuarial losses	(9,373)	(1,169)	—	(314)
Net transitional assets	—	—	—	(525)

U.S. GAAP — Comprehensive earnings (loss)	386,087	(806,385)	(1,884)	58,697

Accumulated Other Comprehensive Loss

				Predecessor
	Successor Entity			Entity
			For the Period	For the Period
	Year Ended	Year Ended	October 31 to	January 1 to
	December 31,	December 31,	December 31,	October 30,
	2009	2008	2007	2007
Cumulative translation adjustment, net of tax	(7,528)	(7,742)	(599)	(568)
Loss on derivatives designated as cash flow hedges (a)	—	—	—	(7,168)
Net benefit plans cost (g)
Net actuarial losses	(10,541)	(1,169)	—	(7,448)
Net transitional assets	—	—	—	3,980

Accumulated other comprehensive loss	(18,069)	(8,911)	(599)	(11,204)

Telesat Holdings Inc.

Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
24. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP — (continued)
Reconciliation of Total Shareholders’ Equity

	December 31,	December 31,
	2009	2008
Canadian GAAP	889,464	469,432
Adjustments
Gains on embedded derivatives (a)	(14,588)	20,892
Net actuarial losses (g)	(10,541)	(1,169)
Sales type lease — operating lease for U.S. GAAP (b)	23,070	21,556
Capital lease — operating lease for U.S. GAAP (b)	(9,229)	(7,662)
Lease amendment (c)	(619)	(1,233)
Tax effect of above adjustments (e)	2,024	(8,486)
Uncertainty in income taxes (f)	(17,576)	(9,523)

U.S. GAAP	862,005	483,807

Description of United States GAAP adjustments:
(a)	Derivatives and embedded derivatives
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
In accordance with U.S. GAAP, all derivative instruments embedded in contracts are recorded on the balance sheet at fair value. The Company denominates many of its long-term international purchase contracts in U.S. dollars resulting in embedded derivatives. This exposure to the U.S. dollar is partially offset by revenue contracts that are also denominated in U.S. dollars. For Canadian GAAP, the Company has elected to account for such contracts as single instruments (as explained above), resulting in a U.S. GAAP reconciling item. At December 31, 2009, the estimated fair value of assets resulting from embedded derivatives is $20.0 million (December 31, 2008 — $55.4 million), while the year to date loss is $35.5 million (2008 — gain of $20.1 million).
Derivatives
In 2007, the Company hedged a portion of its exposure to foreign exchange. Upon the adoption of the Canadian GAAP standards for hedging activities on January 1, 2007, the Company elected to designate the forward contracts as hedging instruments for both Canadian and U.S. GAAP purposes. Accordingly, the changes in fair value of derivatives designated as cash flow hedges were recognized in other comprehensive income. Changes in fair value of derivatives that were not designated as cash flow hedges prior to adoption of the Canadian GAAP standards are recognized in net earnings. Effective October 31, 2007, hedge accounting was discontinued.

Telesat Holdings Inc.

Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
24. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP — (continued)
(b)	Sales-type and capital leases

Under U.S. GAAP, if the beginning of a lease term falls within the last 25% of a leased asset’s total estimated economic life; then it can only be classified as a capital lease if the lease transfers ownership at the end of the lease term or there is a bargain purchase option. This exception does not exist under Canadian GAAP, therefore certain leases are reported as a capital lease and sales-type lease respectively under Canadian GAAP, and as operating leases for U.S. GAAP as the limited capital lease criteria were not met.

(c)	Lease amendments

Under Canadian GAAP, when amendments to the provisions of a capital lease agreement result in a change in lease classification from a capital lease to an operating lease, the gain or loss that results from removing the capital lease from the balance sheet is immediately recognized in the statement of earnings. Under U.S. GAAP, if removing the capital lease from the balance sheet results in a gain or loss it is recognized over the remaining term of the lease. Therefore, an adjustment has been made to defer the gain that has been recognized under Canadian GAAP.

(d)	Senior preferred shares

In accordance with U.S. GAAP, the senior preferred shares are classified outside of permanent equity as they are redeemable at the option of the holder. These senior preferred shares are classified as liabilities under Canadian GAAP. This results in a U.S. GAAP reconciling item to reflect the different classification. As a result of this change in classification, the amounts are treated as dividends for U.S. GAAP and interest expense for Canadian GAAP.

(e)	Income taxes

The income tax adjustment reflects the impact the U.S. GAAP adjustments described above have on income taxes. Included in the figures presented in the table above is the effect of tax rate changes applied to the accumulated gains and losses on embedded derivatives and to certain lease transactions classified as operating leases as discussed above. The impact on the statement of operations of the tax rate changes for the year ended December 31, 2009 was a recovery of $1.8 million (2008 — expense of $0.6 million; the two month period ended December 31, 2007 — recovery of $1.3 million; the ten month period ended October 30, 2007 — recovery of $0.2 million).

(f)	Uncertainty in income taxes

Effective January 1, 2007 the Company adopted the recognition requirements of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes , an interpretation of FAS 109. FIN 48, which has been primarily codified into FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes , provides specific guidance on the recognition, de-recognition and measurement of income tax positions in financial statements, including the accrual of related interest and penalties recorded in interest expense. An income tax position is recognized when it is more likely than not that it will be sustained upon examination based on its technical merits, and is measured as the largest amount that is greater than 50% likely of being realized upon ultimate settlement. Under Canadian GAAP, significant differences may arise as Telesat recognizes and measures income tax positions, based on the best estimate of the amount that is more likely than not of being realized.

Telesat Holdings Inc.

Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
24. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP — (continued)
(g)	Net benefit plans cost

Effective December 31, 2006, the Company adopted the recognition requirements of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans , on a prospective basis. SFAS No. 158 has been primarily codified into ASC 715, Compensation .

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

At December 31, 2009, the balance sheet was adjusted such that actuarial losses and the transitional asset and obligation that have not yet been included in net benefit plans cost at December 31, 2009 were recognized as components of accumulated other comprehensive loss, net of tax. The adjustment at December 31, 2009 resulted in an increase of $9.4 million in accumulated other comprehensive loss, net of tax of $3.0 million (December 31, 2008 — an increase of $1.2 million in accumulated other comprehensive loss, net of tax of $0.4 million).
Transaction costs on long-term debt
Under Canadian GAAP, transaction costs of $73.1 million (December 31, 2008 — $83.6 million) related to the issuance of long-term debt are netted against the long-term debt. Under U.S. GAAP these costs are recognized as deferred charges. This results in a U.S. GAAP reconciling item to reflect the different classification on the balance sheet.
Reporting disposal gains or losses of long-lived assets
Under Canadian GAAP, gains or losses on disposal of long-lived assets were included in Other expense (income). Under U.S. GAAP a gain or loss recognized on the sale of a long-lived asset shall be included in income from operations, which would result in an increase of earnings from operations and a decrease in non-operating earnings of $33.4 million for the year ended December 31, 2009 (2008 — an increase of $0.2 million; the two month period ended December 31, 2007 — nominal; the ten month period ended October 30, 2007 — a decrease of $0.1 million).
Statement of cash flows
There are no material differences in the consolidated statement of cash flows under U.S. GAAP other than the impact of the items identified above.
Recent Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles , which was primarily codified into ASC Topic 105, Generally Accepted Accounting Standards and supersedes SFAS 162, The Hierarchy of Generally Accepted Accounting Principles , which was issued in May 2008. ASC Topic 105 has become the single source of authoritative non governmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. This standard reorganizes the U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. ASC Topic 105 impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification. This standard applies to the Company’s consolidated financial statements for the fiscal year ended December 31, 2009.

Telesat Holdings Inc.

Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
24. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP — (continued)
In December 2007, the FASB issued SFAS 141(R), Business Combinations , which broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. It requires the acquirer to recognize as an adjustment to income tax expense changes in the valuation allowance for acquired deferred assets. SFAS 141(R), which was primarily codified into FASB ASC Topic 805, Business Combinations, became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 , which was primarily codified into FASB ASC Topic 810, Consolidation . SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net earnings specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS is effective for the Company on January 1, 2009. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities , which requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS 161, which was primarily codified into FASB ASC Topic 815, Derivatives and Hedging , became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets , which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets . It is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3, which was primarily codified into FASB ASC Topic 350, Intangibles — Goodwill and Other, became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , which clarifies and amends SFAS 141, Business Combinations , to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R)-1, which was primarily codified into ASC 805, Business Combinations , applied to the Company’s consolidated financial statements for the fiscal year ended December 31, 2009, and did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS 165, Subsequent Events , which was primarily codified into FASB ASC Topic 855, Subsequent Events . SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, depending on the Company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. SFAS 165 has been applied for the fiscal year ended December 31, 2009 and did not have a material impact on the Company’s consolidated financial statements.

Telesat Holdings Inc.

Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
24. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP — (continued)
In June 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 , which was primarily codified into FASB ASC Topic 860, Transfers and Servicing . ASU 2009-16 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 will be effective for the Company’s interim and annual reporting beginning January 1, 2010. ASU 2009-16 is not expected to have any impact on the Company’s consolidated financial statements.
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 11.0% Senior notes and the 12.5% Senior subordinated notes were co-issued by Telesat LLC and Telesat Canada (the “Issuers”), which are 100% owned subsidiaries of Telesat Holdings, and were guaranteed fully and unconditionally, on a joint and several basis, by Telesat Holdings and certain of its subsidiaries.
The condensed consolidating financial information below for the year ended December 31, 2009 and the year ended December 31, 2008 is presented pursuant to Article 3-10(d) of Regulation S-X. The information presented consists of the operations of Telesat Holdings. Telesat Holdings primarily holds investments in subsidiaries and equity. Telesat LLC is a financing subsidiary that has no assets, liabilities or operations.
The condensed consolidating financial information reflects the investments of Telesat Holdings in the Issuers, of the Issuers in their respective Guarantor and Non-Guarantor subsidiaries and of the Guarantors in their Non-Guarantor subsidiaries using the equity method.

Telesat Holdings Inc.

Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Balance Sheet
As of December 31, 2009

					Non-
	Telesat	Telesat	Telesat	Guarantor	Guarantor
	Holdings	LLC	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	—	—	137,623	14,232	2,334	—	154,189
Accounts receivable	—	—	51,447	15,591	3,165	—	70,203
Current future tax asset	—	—	1,703	350	131	—	2,184
Intercompany receivable	—	—	249,103	150,490	120,038	(519,631)	—
Other current assets	—	—	13,758	8,234	7.026	—	29,018

Total current assets	—	—	453,634	188,897	132,694	(519,631)	255,594

Satellites, property, and other equipment, net	—	—	1,446,613	457,595	21,982	—	1,926,190
Other long-term assets	—	—	34,101	6,249	660	—	41,010
Intangible assets, net	—	—	492,435	17,854	386	—	510,675
Investment in affiliates	1,055,989	—	1,339,308	1,477,582	261	(3,873,140)	—
Goodwill	—	—	2,005,842	343,876	96.885	—	2,446,603

Total assets	1,055,989	—	5,771,933	2,492,053	252,868	(4,392,771)	5,180,072

Liabilities
Current liabilities
Accounts payable and accrued liabilities	—	—	32,059	6,798	4,556	—	43,413
Other current liabilities	—	—	121,140	2,397	4,167	—	127,704
Intercompany payable	—	—	108,139	411,285	—	(519,424)	—
Debt due within one year	—	—	23,601	1	—	—	23,602

Total current liabilities	—	—	284,939	420,481	8,723	(519,424)	194,719
Debt financing	—	—	3,013,738	—	—	—	3,013,738
Future tax liability	—	—	262,913	86	6,194	—	269,193
Other long-term liabilities	25,090	—	611,776	16,370	18,495	(208)	671,523
Senior preferred shares	141,435	—	—	—	—	—	141,435

Total liabilities	166,525	—	4,173,366	436,937	33,412	(519,632)	4,290,608

Shareholders’ equity
Common shares	756,414	—	2,320,730	1,896,596	104,434	(4,321,760)	756,414
Preferred shares	541,764	—	—	—	—	—	541,764
Accumulated deficit	(412,389)	—	(794,300)	230,623	111,380	452,297	(412,389)
Accumulated other comprehensive loss	(7,422)	—	63	(11,028)	3,544	7,421	(7,422)
Contributed surplus	11,097	—	72,074	(61,075)	98	(11,097)	11,097

Total shareholders’ equity	889,464	—	1,598,567	2,055,116	219,456	(3,873,139)	889,464

Total liabilities and shareholders’ equity	1,055,989	—	5,771,933	2,492,053	252,868	(4,392,771)	5,180,072

Reconciliation to US GAAP of total shareholders’ equity is as follows:
Canadian GAAP	889,464	—	1,598,567	2,055,116	219,456	(3,873,139)	889,464
Income (loss) from equity investments	(27,459)	—	(372)	(372)	—	28,203	—
Gains (losses) on embedded derivatives	—	—	(14,588)	—	—	—	(14,588)
Net actuarial losses	—	—	(10,541)	—	—	—	(10,541)
Sales type lease — operating lease for U.S. GAAP	—	—	23,070	—	—	—	23,070
Capital lease — operating lease for U.S. GAAP	—	—	(9,229)	—	—	—	(9,229)
Lease amendments	—	—	—	—	(619)	—	(619)
Tax effect of above adjustments	—	—	1,777	—	247	—	2,024
Uncertainty in income taxes	—	—	(17,576)	—	—	—	(17,576)

US GAAP	862,005	—	1,571,108	2,054,744	219,084	(3,844,936)	862,005

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Earnings (Loss)
For the Year Ended December 31, 2009

					Non-
	Telesat	Telesat	Telesat	Guarantor	Guarantor
	Holdings	LLC	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues
Service revenues	—	—	704,397	78,559	46,216	(62,034)	767,138
Equipment sales revenues	—	—	6,696	13,570	—	(206)	20,060

Operating revenues	—	—	711,093	92,129	46,216	(62,240)	787,198

Amortization	—	—	198,676	47,055	11,136	—	256,867
Operations and administration	—	—	176,085	80,554	28,004	(64,953)	219,690
Cost of equipment sales	—	—	5,828	10,552	—	—	16,380

Total operating expenses	—	—	380,589	138,161	39,140	(64,953)	492,937

Earnings from operations	—	—	330,504	(46,032)	7,076	2,713	294,261
Income (loss) from equity investments	427,603	—	(3,153)	(5,047)	—	(419,403)	—
Interest expense	(13,540)	—	(256,458)	(1,318)	(2,252)	—	(273,568)
(Loss) gain on financial instruments	—	—	(134,402)	—	—	—	(134,402)
Gain (loss) on foreign exchange	—	—	488,003	29,869	(17,010)	—	500,862
Other (expense) income	—	—	8,192	1,321	25,059	(2,713)	31,859

(Loss) earnings before income taxes	414,063	—	432,686	(21,207)	12,873	(419,403)	419,012
Income tax (expense) recovery	—	—	(5,083)	(1,458)	1,592	—	(4,949)

Net (loss) earnings	414,063	—	427,603	(22,665)	14,465	(419,403)	414,063
Reconciliation to US GAAP is as follows:
Income (loss) from equity investments	(32,357)	—	475	475	—	31,407	—
Gains (losses) on embedded derivatives	—	—	(35,480)	—	—	—	(35,480)
Sales type lease — operating lease for U.S. GAAP	—	—	1,514	—	—	—	1,514
Capital lease — operating lease for U.S. GAAP	—	—	(1,567)	—	—	—	(1,567)
Lease amendments	—	—	—	—	719	—	719
Dividends on senior preferred shares	13,540	—	—	—	—	—	13,540
Tax effect of above adjustments	—	—	10,754	—	(244)	—	10,510
Uncertainty in income taxes	—	—	(8,053)	—	—	—	(8,053)

US GAAP net (loss) earnings	395,246	—	395,246	(22,190)	14,940	(387,996)	395,246

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidated Statement of Cash Flows
For the Year Ended December 31, 2009

					Non-
	Telesat	Telesat	Telesat	Guarantor	Guarantor
	Holdings	LLC	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net earnings (loss)	414,063	—	427,603	(22,665)	14,465	(419,403)	414,063
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Amortization	—	—	198,676	47,055	11,136	—	256,867
Future income taxes	—	—	6,245	271	(1,918)	—	4,598
Unrealized foreign exchange loss	—	—	(509,995)	(12,769)	(1,368)	—	(524,132)
Unrealized gain on derivatives	—	—	134,402	—	—	—	134,402
Dividends on preferred shares	13,540	—	—	—	—	—	13,540
Stock-based compensation expense	—	—	4,696	854	99	—	5,649
Loss (income) from equity investments	(427,603)	—	3,153	5,047	—	419,403	—
(Gain) Loss on disposal of assets	—	—	(8,013)	590	(26,007)	—	(33,430)
Other	—	—	(48,972)	3,267	(310)	—	(46,015)
Customer prepayments on future satellite services	—	—	82,066	900	—	—	82,966
Customer refunds	—	—	(17,459)	(107)	—	—	(17,566)
Operating assets and liabilities	—	—	22,272	(21,884)	6,815	—	7,203

	—	—	294,674	559	2,912	—	298,145

Cash flows from investing activities
Satellite programs	—	—	(258,083)	—	—	—	(258,083)
Property additions	—	—	(5,130)	(722)	(266)	—	(6,118)
Business acquisitions	—	—	(1,128)	1,128	—	—	—
Proceeds on disposal of assets	—	—	70,942	458	—	—	71,400

	—	—	(193,399)	864	(266)	—	(192,801)

Cash flows from financing activities
Debt financing and bank loans	—	—	23,880	—	—	—	23,880
Repayment of bank loans and debt financing	—	—	(53,844)	(11)	—	—	(53,855)
Capitalized debt issuance costs	—	—	—	—	—	—	—
Capital lease payments	—	—	(11,359)	—	(3,261)	—	(14,620)
Satellite performance incentive payments	—	—	(5,418)	—	—	—	(5,418)

	—	—	(46,741)	(11)	(3,261)	—	(50,013)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	764	(445)	—	319
Increase (decrease) in cash and cash equivalents	—	—	54,534	2,176	(1,060)	—	55,650
Cash and cash equivalents, beginning of period	—	—	83,089	12,056	3,394	—	98,539

Cash and cash equivalents, end of period	—	—	137,623	14,232	2,334	—	154,189

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
The reconciliation of the condensed consolidating balance sheet captions is as follows:
December 31, 2009
Telesat Canada

	Canadian
	GAAP	Adjustments	US GAAP
Current assets	453,634	9,363	462,997
Other assets	34,101	83,658	117,759
Goodwill	2,005,842	(12,692)	1,993,150
Current liabilities	284,939	11,462	296,401
Debt financing	3,013,738	61,593	3,075,331
Future tax liability	262,913	1,060	263,973
Other long-term liabilities	611,776	32,807	644,583
Accumulated deficit	(794,300)	(16,052)	(810,352)
Accumulated other comprehensive income (loss)	63	(10,541)	(10,478)
Non-guarantor subsidiaries

	Canadian
	GAAP	Adjustments	US GAAP
Current liabilities	8,723	130	8,853
Future tax liability	6,194	247	6,441
Other long-term liabilities	18,495	489	18,984
Accumulated earnings	111,380	(760)	110,620
Accumulated other comprehensive income	3,544	(106)	3,438

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Balance Sheet
As at December 31, 2008

					Non-
	Telesat	Telesat	Telesat	Guarantor	guarantor
	Holdings	LLC	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	—	—	83,089	12,056	3,393	1	98,539
Accounts receivable	—	—	39,153	19,680	3,100	—	61,933
Current future tax asset	—	—	928	596	1,057	—	2,581
Intercompany receivable	—	—	605,331	59,234	103,133	(767,698)	—
Other current assets	—	—	31,283	9,202	8,983	(281)	49,187

Total current assets	—	—	759,784	100,768	119,666	(767,978)	212,240

Satellites, property, and other equipment, net	—	—	1,437,490	374,436	71,650	—	1,883,576
Other long-term assets	—	—	39,176	2,325	755	47	42,303
Intangible assets, net	—	—	562,434	18,967	635	(1)	582,035
Investment in affiliates	622,417	—	1,668,986	1,476,399	261	(3,768,063)	—
Goodwill	—	—	2,005,842	343,876	96,885	—	2,446,603

Total assets	622,417	—	6,473,712	2,316,771	289,852	(4,535,995)	5,166,757

Liabilities
Current liabilities
Accounts payable and accrued liabilities	—	—	24,661	15,940	3,840	14	44,455
Other current liabilities	—	—	123,740	14,766	4,163	(237)	142,432
Intercompany payable	—	—	518,247	211,174	38,317	(767,738)	—
Debt due within one year	—	—	23,260	11	—	1	23,272

Total current liabilities	—	—	689,908	241,891	46,320	(767,960)	210,159
Debt financing	—	—	3,513,223	—	—	—	3,513,223
Future tax liability	—	—	255,893	267	10,212	—	266,372
Other long-term liabilities	11,550	—	505,328	24,099	25,159	—	566,136
Senior preferred shares	141,435	—	—	—	—	—	141,435

Total liabilities	152,985	—	4,964,352	266,257	81,691	(767,960)	4,697,325

Shareholders’ equity
Common shares	756,414	—	2,320,730	1,823,370	104,434	(4,248,534)	756,414
Preferred shares	541,764	—	—	—	—	—	541,764
Accumulated deficit	(826,452)	—	(816,679)	241,559	96,915	478,205	(826,452)
Accumulated other comprehensive loss	(7,742)	—	63	(14,617)	6,812	7,742	(7,742)
Contributed surplus	5,448	—	5,246	202	—	(5,448)	5,448

Total shareholders’ equity	469,432	—	1,509,360	2,050,514	208,161	(3,768,035)	469,432

Total liabilities and shareholders’ equity	622,417	—	6,473,712	2,316,771	289,852	(4,535,995)	5,166,757

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

					Non-
	Telesat	Telesat	Telesat	Guarantor	guarantor
	Holdings	LLC	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Reconciliation to US GAAP of total shareholders’ equity is as follows:
Canadian GAAP	469,432	—	1,509,360	2,050,514	208,161	(3,768,035)	469,432
Underlying differences in the income (loss) from equity investments	14,375	—	(742)	—	—	(13,633)	—
Gains (losses) on embedded derivatives	—	—	20,892	—	—	—	20,892
Net actuarial losses	—	—	(1,169)	—	—	—	(1,169)
Sales-type lease — operating lease for U.S. GAAP	—	—	21,556	—	—	—	21,556
Capital lease — operating lease for U.S. GAAP	—	—	(7,662)	—	—	—	(7,662)
Lease amendments	—	—		—	(1,233)	—	(1,233)
Tax effect of above adjustments	—	—	(8,977)	—	491	—	(8,486)
Uncertainty in income taxes	—	—	(9,523)	—	—	—	(9,523)

US GAAP	483,807	—	1,523,735	2,050,514	207,419	(3,781,668)	483,807

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Earnings (Loss)
For the Year Ended December 31, 2008

					Non-
	Telesat	Telesat	Telesat	Guarantor	guarantor
	Holdings	LLC	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues
Service revenues	—	—	613,419	98,342	26,700	(57,670)	680,791
Equipment sales revenues	—	—	12,459	18,296	—	(171)	30,584

Operating revenues	—	—	625,878	116,638	26,700	(57,841)	711,375

Amortization	—	—	179,100	36,218	20,322	—	235,640
Operations and administration	—	—	197,506	99,267	8,438	(57,661)	247,550
Cost of equipment sales	—	—	9,944	14,500	104	(180)	24,368
Impairment loss on long-lived assets	—	—	2,373	—	—	—	2,373
Impairment loss on intangible assets	—	—	465,900	17,100	—	—	483,000

Total operating expenses	—	—	854,823	167,085	28,864	(57,841)	992,931

Earnings from operations	—	—	(228,945)	(50,447)	(2,164)	—	(281,556)
Income (loss) from equity investments	(812,546)	—	(60,468)	(5,130)	—	878,144	—
Interest expense	(9,855)	—	(245,683)	25	(2,128)	—	(257,641)
(Loss) gain on financial instruments	—	—	251,686	—	—	—	251,686
Gain (loss) on foreign exchange	—	—	(693,723)	(17,103)	12,770	—	(698,056)
Other (expense) income	—	—	(3,867)	913	1,242	(1)	(1,713)

(Loss) earnings before income taxes	(822,401)	—	(981,000)	(71,742)	9,720	878,143	(987,280)
Income tax recovery (expense)	—	—	168,454	(2,730)	(846)	1	164,879

Net (loss) earnings	(822,401)	—	(812,546)	(74,472)	8,874	878,144	(822,401)
Reconciliation to US GAAP is as follows:							—
Income (loss) from equity investments	14,473	—	(742)	—	—	(13,731)	—
Gains (losses) on embedded derivatives	—	—	20,118	—	—	—	20,118
Sales-type lease — operating lease for U.S. GAAP	—	—	18,808	—	—	—	18,808
Capital lease — operating lease for U.S. GAAP	—	—	(7,584)	—	—	—	(7,584)
Lease amendments	—	—	—	—	(1,233)	—	(1,233)
Dividends on senior preferred shares	9,855	—	—	—	—	—	9,855
Tax effect of above adjustments	—	—	(9,252)	—	491	—	(8,761)
Uncertainty in income taxes	—	—	(6,875)	—	—	—	(6,875)

US GAAP net (loss) earnings	(798,073)	—	(798,073)	(74,472)	8,132	864,413	(798,073)

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008

					Non-
	Telesat	Telesat	Telesat	Guarantor	guarantor
	Holdings	LLC	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net earnings (loss)	(822,401)		(812,546)	(74,472)	8,874	878,144	(822,401)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Amortization	—	—	179,100	36,218	20,322	—	235,640
Future income taxes	—	—	(175,744)	84	(291)	—	(175,951)
Unrealized foreign exchange loss	—	—	698,675	6,172	(9,402)	—	695,445
Unrealized gain on derivatives	—	—	(247,931)	—	—	—	(247,931)
Dividends on preferred shares	9,855	—	—	—	—	—	9,855
Stock-based compensation expense	—	—	5,246	202	—	—	5,448
(Gain) Loss on disposal of assets	—		827	(575)	—	—	252
Impairment losses	—	—	468,273	17,100	—	—	485,373
Loss (income) from equity investments	812,546	—	60,468	5,130	—	(878,144)	—
Other	—	—	(41,489)	(745)	(842)	(1,043)	(44,119)
Customer prepayments on future satellite services	—	—	88,473	114	—	—	88,587
Operating assets and liabilities	—	—	(42,880)	107,584	(16,889)	1,044	48,859

	—	—	180,472	96,812	1,772	1	279,057

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

					Non-
	Telesat	Telesat	Telesat	Guarantor	guarantor
	Holdings	LLC	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from investing activities
Satellite programs	—	—	(194,542)	(69,221)	—	—	(263,763)
Property additions	—	—	(6,505)	(2,304)	(53)	—	(8,862)
Business acquisitions	—	—	7,477	—	—	(7,477)	—
Proceeds on disposal of assets	—	—	566	4,554	—	—	5,120
Insurance proceeds	—	—	4,006	—	—	—	4,006

	—	—	(188,998)	(66,971)	(53)	(7,477)	(263,499)

Cash flows from financing activities
Debt financing and bank loans	—	—	186,687	—	—	—	186,687
Repayment of bank loans and debt financing	—	—	(91,528)	(32)	—	—	(91,560)
Capitalized debt issuance costs	—	—	(19,131)	—	—	—	(19,131)
Capital lease payments	—	—	(8,197)	(19,816)	(2,941)	—	(30,954)
Satellite performance incentive payments	—	—	(3,524)	—	—	—	(3,524)
Preferred dividends paid	—	—	—	(7,477)	—	7,477	—

	—	—	64,307	(27,325)	(2,941)	7,477	41,518

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1,660)	920	—	(740)
Increase (decrease) in cash and cash equivalents	—	—	55,781	856	(302)	1	56,336
Cash and cash equivalents, beginning of period	—	—	27,308	11,200	3,695	—	42,203

Cash and cash equivalents, end of period	—	—	83,089	12,056	3,393	1	98,539

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
The reconciliation of the condensed consolidating balance sheet captions is as follows:

	December 31, 2008
	Telesat Canada
	Canadian GAAP	Adjustments	US GAAP
Current assets	759,784	6,864	766,648
Other long-term assets	39,176	130,775	169,951
Goodwill	2,005,842	(12,692)	1,993,150
Current liabilities	689,908	8,880	698,788
Debt financing	3,513,223	73,259	3,586,482
Future tax liability	255,893	15,339	271,232
Other long-term liabilities	505,328	12,354	517,682
Accumulated deficit	(816,679)	16,284	(800,395)
Accumulated other comprehensive income (loss)	63	(1,169)	(1,106)

	Non-guarantor
	Subsidiaries
	Canadian
	GAAP	Adjustments	US GAAP
Current liabilities	46,320	205	46,525
Future tax liability	10,212	(491)	9,721
Other long-term liabilities	25,159	1,027	26,186
Accumulated earnings	96,915	(741)	96,174

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Earnings (Loss)
For the Period October 31, 2007 to December 31, 2007

					Non-
	Telesat	Telesat	Telesat	Guarantor	guarantor
	Holdings	LLC	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues
Service revenues	—	—	92,882	13,395	3,396	(6,164)	103,509
Equipment sales revenues	—	—	544	7,416	—	(53)	7,907

Operating revenues	—	—	93,426	20,811	3,396	(6,217)	111,416

Amortization	—	—	28,986	6,909	4,152	(1)	40,046
Operations and administration	—	—	31,247	19,968	(1,776)	(6,163)	43,276
Cost of equipment sales	—	—	548	5,922	68	(53)	6,485

Total operating expenses	—	—	60,781	32,799	2,444	(6,217)	89,807

Earnings from operations	—	—	32,645	(11,988)	952	—	21,609
Income (loss) from equity investments	(2,356)	—	(11,271)	(751)	—	14,378	—
Interest expense	(1,695)	—	(41,542)	(9)	(615)	—	(43,861)
(Loss) gain on financial instruments	—	—	75,098	—	—	—	75,098
Gain (loss) on foreign exchange	—	—	(118,222)	(708)	896		(118,034)
Other (expense) income	—	—	(1,114)	13	68	—	(1,033)

(Loss) earnings before income taxes	(4,051)	—	(64,406)	(13,443)	1,301	14,378	(66,221)
Income tax recovery/(expense)	—	—	62,050	286	(166)	—	62,170

Net (loss) earnings	(4,051)	—	(2,356)	(13,157)	1,135	14,378	(4,051)
Reconciliation to US GAAP is as follows:
Income (loss) from equity investments	1,071	—	—	—	—	(1,071)	—
Gains (losses) on embedded derivatives	—	—	774	—	—	—	774
Sales-type lease — operating lease for U.S. GAAP	—	—	2,748	—	—	—	2,748
Capital lease — operating lease for U.S. GAAP	—	—	(78)	—	—	—	(78)
Dividends on senior preferred shares	1,695	—	—	—	—	—	1,695
Tax effect of above adjustments	—	—	275	—	—	—	275
Uncertainty in income taxes	—	—	(2,648)	—	—	—	(2,648)

US GAAP net (loss) earnings	(1,285)	—	(1,285)	(13,157)	1,135	13,307	(1,285)

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Earnings (Loss)
For the Period January 1, 2007 to October 30, 2007

			Non-
	Telesat	Guarantor	guarantor
	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues
Service revenues	344,191	29,211	20,870	(9,844)	384,428
Equipment sales revenues	20,015	23,600	—	(2,855)	40,760
Sales-type lease revenues	32,089	510	—	—	32,599

Operating revenues	396,295	53,321	20,870	(12,699)	457,787

Amortization	97,630	1,967	6,204	(13)	105,788
Operations and administration	113,716	26,862	13,563	(9,834)	144,307
Cost of equipment sales	18,190	19,385	—	(2,852)	34,723
Cost of sales-type lease	14,953	566	—	—	15,519
Impairment loss on long-lived assets	2,116	—	—	—	2,116

Total operating expenses	246,605	48,780	19,767	(12,699)	302,453

Earnings from operations	149,690	4,541	1,103	—	155,334
Income (loss) from equity investments	13,241	—	—	(13,241)	—
Interest expense	(4,679)	—	(3,869)	—	(8,548)
(Loss) gain on financial instruments	(6,653)	—	—	—	(6,653)
Gain (loss) on foreign exchange	(1,190)	(738)	993	—	(935)
Other (expense) income	(13,645)	13,111	155	—	(379)

(Loss) earnings before income taxes	136,764	16,914	(1,618)	(13,241)	138,819
Income tax recovery (expense)	(55,022)	(3,089)	1,034	—	(57,077)

Net (loss) earnings	81,742	13,825	(584)	(13,241)	81,742
Reconciliation to US GAAP is as follows:
Gains (losses) on embedded derivatives	(5,051)	—	—	—	(5,051)
Losses on derivatives designated as cash flow hedges under Canadian GAAP	(10,361)	—	—	—	(10,361)
Sales-type lease — operating lease for U.S. GAAP	(23,617)	—	—	—	(23,617)
Capital lease — operating lease for U.S. GAAP	9,436	—	—	—	9,436
Tax effect of above adjustments	9,606	—	—	—	9,606
Uncertainty in income taxes	3,234	—	—	—	3,234

US GAAP net (loss) earnings	64,989	13,825	(584)	(13,241)	64,989

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Cash Flows
For the Period October 31, 2007 to December 31, 2007

					Non-
	Telesat	Telesat	Telesat	Guarantor	guarantor
	Holdings	LLC	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net earnings (loss)	(4,051)	—	(2,356)	(13,157)	1,135	14,378	(4,051)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Amortization	—	—	28,986	6,909	4,152	(1)	40,046
Future income taxes	—	—	(60,761)	110	(3)	1	(60,653)
Unrealized foreign exchange loss	—	—	105,819	—	—	1	105,820
Unrealized loss (gain) on derivatives	—	—	(62,754)	—	—	—	(62,754)
Dividends on preferred shares	1,695	—	—	—	—	—	1,695
(Gain) Loss on disposal of assets	—	—	8	19	—	—	27
Loss (income) from equity investments	2,356	—	11,271	751	—	(14,378)	—
Other	—	—	(1,727)	(366)	—	1,749	(344)
Operating assets and liabilities	—	—	198,192	14,502	(5,837)	(1,367)	205,490

	—	—	216,678	8,768	(553)	383	225,276

Cash flows from investing activities
Satellite programs	—	—	(15,496)	—	—	—	(15,496)
Property additions	—	—	(7,600)	(6,392)	(26)	(1)	(14,019)
Business acquisitions	(569,957)		(2,671,335)	7,713	4,370	15	(3,229,194)
Proceeds on disposal of assets	—	—	1	24	—	—	25

	(569,957)	—	(2,694,430)	1,345	4,344	14	(3,258,684)

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

					Non-
	Telesat	Telesat	Telesat	Guarantor	guarantor
	Holdings	LLC	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from financing activities
Debt financing and bank loans	—	—	2,767,716	—	—	—	2,767,716
Repayment of bank loans and debt financing	—	—	(44,887)	(12)	—	—	(44,899)
Capitalized debt issuance costs	—	—	(83,585)	—	—	—	(83,585)
Note repayment	—	—	(129,334)	—	—	—	(129,334)
Common shares issued	311,124	—	—	—	—	—	311,124
Preferred shares issued (repurchased)	258,833	—	—	—	—	—	258,833
Capital lease payments	—	—	(654)	(14)	(639)	1	(1,306)
Satellite performance incentive payments	—	—	(4,196)	—	—	—	(4,196)

	569,957	—	2,505,060	(26)	(639)	1	3,074,353

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	1,113	543	(398)	1,258
Increase (decrease) in cash and cash equivalents	—	—	27,308	11,200	3,695	—	42,203
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	—	—	27,308	11,200	3,695	—	42,203

Telesat Holdings Inc.
Notes to the 2009 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Cash Flows
For the Period January 1, 2007 to October 30, 2007

			Non-
	Telesat	Guarantor	guarantor
	Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net earnings (loss)	81,742	13,825	(584)	(13,241)	81,742
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Gross profit on sales-type lease	(5,936)	55	—	—	(5,881)
Amortization	97,630	1,967	6,204	(13)	105,788
Future income taxes	25,549	(224)	(1,033)	—	24,292
Unrealized foreign exchange (gain) loss	(10,396)	—	—	—	(10,396)
Unrealized loss (gain) on derivatives	8,907	—	—	—	8,907
(Gain) Loss on disposal of assets	(153)	45	—	—	(108)
Loss (income) from equity investments	(13,241)	—	—	13,241	—
Other	15,186	(11,868)	—	—	3,318
Customer prepayments on future satellite services	17,721	—	—	—	17,721
Operating assets and liabilities	25,890	(925)	2,279	—	27,244

	242,899	2,875	6,866	(13)	252,627

Cash flows from investing activities
Satellite programs	(183,494)	—	—	—	(183,494)
Property additions	(5,026)	(743)	(68)	7	(5,830)
Maturity of short-term investments	251	2,061	—	—	2,312
Business acquisitions	11,243	(9,180)	(2,243)	—	(180)
Proceeds on disposal of assets	153	—	—	6	159

	(176,873)	(7,862)	(2,311)	13	(187,033)

Cash flows from financing activities
Debt financing and bank loans	73,000	—	—	—	73,000
Repayment of bank loans and debt financing	(84,041)	(49)	—	—	(84,090)
Success fee payments	(23,620)	(380)	—	—	(24,000)
Capital lease payments	(4,275)	—	(3,438)	—	(7,713)
Satellite performance incentive payments	(2,022)	—	—	—	(2,022)

	(40,958)	(429)	(3,438)	—	(44,825)

Effect of changes in exchange rates on cash and cash equivalents	—	147	(1,823)	—	(1,676)
Increase (decrease) in cash and cash equivalents	25,068	(5,269)	(706)	—	19,093
Cash and cash equivalents, beginning of period	24,544	9,004	5,113	—	38,661

Cash and cash equivalents, end of period	49,612	3,735	4,407	—	57,754