Form 10-Q
period 2010-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2010-05-10
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Commission file number 1-14180
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
Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2010, 20,386,723 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2010

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements
LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$142,228	$168,205
Contracts-in-process	203,931	190,809
Inventories	82,144	83,671
Other current assets	26,986	24,343

Total current assets	455,289	467,028
Property, plant and equipment, net	211,821	207,996
Long-term receivables	264,289	248,097
Investments in affiliates	326,296	282,033
Intangible assets, net	17,481	20,300
Other assets	25,638	27,998

Total assets	$1,300,814	$1,253,452

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,744	$86,809
Accrued employment costs	39,487	44,341
Customer advances and billings in excess of costs and profits	291,290	291,021
Other current liabilities	29,891	19,147

Total current liabilities	456,412	441,318
Pension and other post retirement liabilities	225,797	226,190
Long-term liabilities	154,735	153,953

Total liabilities	836,944	821,461
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 20,387,987 and 20,390,752 shares issued and outstanding	204	204
Non-voting common stock, $.01 par value; 20,000,000 shares authorized, 9,505,673 shares issued and outstanding	95	95
Paid-in capital	1,014,848	1,013,790
Accumulated deficit	(489,847)	(519,220)
Accumulated other comprehensive loss	(61,430)	(62,878)

Total equity	463,870	431,991

Total liabilities and equity	$1,300,814	$1,253,452

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2010	2009
Revenues	$228,914	$212,491
Cost of revenues	210,425	197,201
Selling, general and administrative expenses	20,399	20,770
Directors’ indemnification expense	14,357	—

Operating loss	(16,267)	(5,480)
Interest and investment income	3,279	1,653
Interest expense	(623)	(1,266)
Other expense	(93)	(87)

Loss before income taxes and equity in net income (losses) of affiliates	(13,704)	(5,180)
Income tax (provision) benefit	(1,515)	20

Loss before equity in net income (losses) of affiliates	(15,219)	(5,160)
Equity in net income (losses) of affiliates	44,592	(5,668)

Net income (loss)	$29,373	$(10,828)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.98	$(0.36)

Diluted income (loss) per share	$0.97	$(0.36)

Weighted average shares outstanding:
Basic	29,862	29,702

Diluted	30,388	29,702

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock						Accumulated
	Voting		Non-Voting				Other
	Shares		Shares		Paid-In	Accumulated	Comprehensive	Total
	Issued	Amount	Issued	Amount	Capital	Deficit	Loss	Equity

Balance, January 1, 2009	20,287	$203	9,506	$95	$1,007,011	$(750,922)	$(46,730)	$209,657
Net income						231,702
Other comprehensive loss							(16,148)
Comprehensive income								215,554
Exercise of stock options	74	1			1,403			1,404
Shares surrendered to fund withholding taxes	(43)				(1,559)			(1,559)
Stock based compensation	73	0			6,935			6,935

Balance, December 31, 2009	20,391	204	9,506	95	1,013,790	(519,220)	(62,878)	431,991
Net income						29,373
Other comprehensive income							1,448
Comprehensive income								30,821
Exercise of stock options	2				36			36
Shares surrendered to fund withholding taxes	(5)				(205)			(205)
Stock based compensation					1,227			1,227

Balance, March 31, 2010	20,388	$204	9,506	$95	$1,014,848	$(489,847)	$(61,430)	$463,870

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$29,373	$(10,828)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash operating items (Note 3)	(36,474)	16,877
Changes in operating assets and liabilities:
Contracts-in-process	(7,805)	28,332
Inventories	1,527	771
Long-term receivables	(1,450)	(1,354)
Other current assets and other assets	26	1,250
Accounts payable	9,035	(22,090)
Accrued expenses and other current liabilities	7,170	(19,636)
Customer advances	(18,577)	54,974
Income taxes payable	468	13,967
Pension and other postretirement liabilities	(393)	(420)
Long-term liabilities	1,229	1,257

Net cash (used in) provided by operating activities	(15,871)	63,100

Investing activities:
Capital expenditures	(9,936)	(12,212)
Decrease in restricted cash in escrow	—	5
Investments in and advances to affiliates	—	(4,480)

Net cash used in investing activities	(9,936)	(16,687)

Financing activities:
Proceeds from the exercise of stock options	35	—
Common stock repurchased to fund withholding taxes	(205)	—
Repayment of borrowings under SS/L revolving credit facility	—	(55,000)

Net cash used in financing activities	(170)	(55,000)

Decrease in cash and cash equivalents	(25,977)	(8,587)
Cash and cash equivalents — beginning of period	168,205	117,548

Cash and cash equivalents — end of period	$142,228	$108,961

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
Loral has two segments (see Note 16):
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
Satellite Services
Loral participates in satellite services operations principally through its investment in Telesat Holdings Inc. (“Telesat Holdco”) which owns Telesat Canada (“Telesat”), a global FSS provider. Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.
As of March 31, 2010, Telesat had 12 in-orbit satellites and two satellites under construction, one of which is 100% leased for at least the design life of the satellite. Telesat provides video distribution and DTH video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.
Loral holds a 64% economic interest and a 33⅓% voting interest in Telesat.
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
The December 31, 2009 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

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
Investments in Telesat and XTAR, L.L.C. (“XTAR”) are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of our beneficial interest. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss would be recognized when there has been a loss in value of the affiliate that is other-than-temporary
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported for the period. Actual results could differ from estimates.
Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of our plant and equipment and finite lived intangible assets, the fair value of stock based compensation, the realization of deferred tax assets, uncertain tax positions, the fair value of and gains or losses on derivative instruments and our pension liabilities.
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
Assets and Liabilities Measured at Fair Value on Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable securities	$1,338	$—	$—
Derivatives, net	$—	$6,044	$—
Non-qualified pension plan assets	$2,897	$—	$74
The Company does not have any non-financial assets and non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of March 31, 2010.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge would be recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary. We had no equity-method investments measured at fair value at March 31, 2010.
Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, that amends Accounting Standards Codification (“ASC”) Topic 810, Consolidations (“ASC 810”). The amendments to ASC Topic 810 are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), that was issued in June 2009. ASU No. 2009-17 modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE, effective for the Company on January 1, 2010, did not have a material impact on our condensed consolidated financial statements.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the new guidance related to Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and interim periods during those fiscal years. Effective January 1, 2010, the Company adopted the new guidance related to Level 1 and Level 2 fair value measurements. The Company’s adoption of the new guidance had no impact on its consolidated financial position, results of operations and cash flows.
3. Additional Cash Flow Information
The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months
	Ended March 31,
	2010	2009
Non-cash operating items:
Equity in net (income) losses of affiliates	$(44,592)	$5,668
Deferred taxes	229	(656)
Depreciation and amortization	8,739	9,309
Stock based compensation	1,682	1,641
Warranty expense (reversals) accruals	(634)	291
Amortization of prior service credits and net actuarial gains	(35)	93
Unrealized (gain) loss on non-qualified pension plan assets	(111)	166
Non-cash net interest income	(753)	(436)
(Gain) loss on foreign currency transactions and contracts	(215)	948
Amortization of fair value adjustments related to orbital incentives	(784)	(147)

Net non-cash operating items	$(36,474)	$16,877

Non-cash investing activities:
Capital expenditures incurred not yet paid	$2,992	$3,195

Supplemental information:
Interest paid	$580	$1,210

Tax (refunds) payments, net	$(1,521)	$(14,995)

At March 31, 2010 and December 31, 2009, the Company had $5.6 million of restricted cash, of which $0.6 million was in other current assets and $5.0 million was in other assets.
4. Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows (in thousands):

	Three Months
	Ended March 31,
	2010	2009
Net income (loss)	$29,373	$(10,828)
Amortization of prior service credits and net actuarial gains	(35)	93
Proportionate share of Telesat Holdco other comprehensive loss	(328)	—
Unrealized gain on foreign currency hedges:
Unrealized gain on foreign currency hedges	2,360	6,934
Less: reclassification adjustment for gains included in net income	(1,031)	(3,006)

Net unrealized gain	1,329	3,928

Unrealized gain on securities:
Unrealized gain on available-for-sale securities	482	148

Comprehensive income (loss)	$30,821	$(6,659)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Contracts-in-Process and Inventories
Contracts-in-Process and Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009
Contracts-in-Process:
Amounts billed (net of allowance for doubtful accounts of $3,682)	$137,056	$124,034
Unbilled receivables	66,875	66,775

	$203,931	$190,809

Inventories:
Inventories-gross	$117,111	$119,528

Allowance for obsolescence	(27,407)	(28,297)

	89,704	91,231
Inventories included in other assets	(7,560)	(7,560)

	$82,144	$83,671

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
6. Financial Instruments, Derivatives and Hedging Transactions
Financial Instruments
The carrying amount of cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments. The fair value of investments in available-for-sale securities and supplemental retirement plan assets is based on market quotations. In determining the fair value of the Company’s foreign currency derivatives, the Company uses the income approach employing market observable inputs (Level II), such as spot currency rates and discount rates.
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
As of March 31, 2010, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the March 31, 2010 exchange rates) that were unhedged:

	Foreign Currency	U.S.$
	(In thousands)

Future revenues — Japanese Yen	¥819,527	$8,841
Future expenditures — Japanese Yen	¥4,328,252	$46,692
Contracts-in-process, unbilled receivables — Japanese Yen	¥172,312	$1,859
Future revenue — EUROs	€2,920	$3,929
Future expenditures — EUROs	€2,466	$3,318

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
The aggregate fair value of derivative instruments was a net asset position of $6 million as of March 31, 2010. This amount represents the maximum exposure to loss at the reporting date as a result of the potential failure of the counterparties to perform as contracted.
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
The maturity of foreign currency exchange contracts held as of March 31, 2010 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		Hedge	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)
2010	€13,701	$20,473	$18,439
2011	23,493	35,664	31,654

	€37,194	$56,137	$50,093

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Balance Sheet Classification
The following summarizes the fair values and location in our condensed consolidated balance sheets of all derivatives held by the Company (in thousands):

		Fair Value of Derivative Assets
	Balance Sheet Location	March 31, 2010	December 31, 2009

Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$5,617	$1,860
Foreign exchange contracts	Other assets	—	1,846

		5,617	3,706

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	427	—
Foreign exchange contracts	Other assets	—	167

Total Derivatives		$6,044	$3,873

Cash Flow Hedge Gains (Losses) Recognition
The following summarizes the gains (losses) recognized in the condensed consolidated statement of operations and accumulated other comprehensive income for all derivatives for the three months ended March 31, 2010 (in thousands):

Amount of Gain
	(Loss)	Gain Reclassified from		Loss on Derivative
	Recognized	Accumulated		Ineffectiveness and
	in OCI on	OCI into Income		amounts excluded from
Derivatives in Cash Flow	Derivative	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount

Foreign exchange contracts	$1,964	Revenue	$1,031	Revenue	$(305)
Foreign exchange contracts	$396		—	Interest income	$(11)

	Gain
	Recognized in Income
Cash Flow Derivatives Not Designated as	on Derivative
Hedging Instruments	Location	Amount

Foreign exchange contracts	Revenue	$260
The following summarizes the gains (losses) recognized in the condensed consolidated statement of operations and accumulated other comprehensive income for all derivatives for the three months ended March 31, 2009 (in thousands):

Amount of Gain
	(Loss)	Gain Reclassified from		Loss on Derivative
	Recognized	Accumulated		Ineffectiveness and
	in OCI on	OCI into Income		amounts excluded from
Derivatives in Cash Flow	Derivative	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount

Foreign exchange contracts	$6,610	Revenue	$3,005	Revenue	$(853)
Foreign exchange contracts	$323		—	Interest income	$(102)

	Gain
	Recognized in Income
Cash Flow Derivatives Not Designated as	on Derivative
Hedging Instruments	Location	Amount

Foreign exchange contracts	Revenue	$123

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We estimate that $6.6 million of net gains from derivative instruments included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
7. Property, Plant and Equipment

	March 31,	December 31,
	2010	2009
	(In thousands)
Land and land improvements	$26,852	$26,852
Buildings	68,843	68,698
Leasehold improvements	11,209	11,133
Equipment, furniture and fixtures	160,875	156,669
Satellite capacity under construction (see Note 17)	29,331	27,412
Other construction in progress	20,736	17,243

	317,846	308,007
Accumulated depreciation and amortization	(106,025)	(100,011)

	$211,821	$207,996

Depreciation and amortization expense for property, plant and equipment was $6.0 million and $5.8 million for the three months ended March 31, 2010 and 2009, respectively.
8. Investments in Affiliates
Investments in affiliates consists of:

	March 31,	December 31,
	2010	2009
	(In thousands)
Telesat Holdings Inc.	$254,836	$208,101
XTAR, LLC	69,876	72,284
Other	1,584	1,648

	$326,296	$282,033

Equity in net income (losses) of affiliates consists of:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Telesat Holdings Inc.	$47,063	$(2,291)
XTAR, LLC	(2,407)	(3,377)
Other	(64)	—

	$44,592	$(5,668)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Revenues	$22,182	$24,248
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(1,363)	(2,298)
Profits relating to affiliate transactions not eliminated	768	1,295

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We use the equity method of accounting for our investment in Telesat because we own 33⅓% of the voting stock and do not exercise control via other means. Loral’s equity in net income or loss of Telesat is based on our proportionate share of its results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions but have no voting rights.
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
As of March 31, 2009 our investment in Telesat had been reduced to zero as a result of recording our proportionate interest in Telesat’s losses. Equity in losses of affiliates, other than the elimination of our profit on transactions with such affiliates, is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.
Telesat
The following table presents summary financial data for Telesat in accordance with U.S. GAAP:
Statement of Operations Data:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Revenues	$191,519	$165,247
Operating expenses	(48,713)	(50,334)
Depreciation, amortization and stock-based compensation	(61,308)	(50,518)
Operating income	81,498	64,395
Interest expense	(59,936)	(54,136)
Other income (expense)	65,667	(34,454)
Income tax provision	(10,308)	(7,023)
Net income (loss)	76,921	(31,218)
Balance Sheet Data:

	March 31,	December 31,
	2010	2009
	(In thousands)
Current assets	$320,529	$251,573
Total assets	5,221,410	4,994,684
Current liabilities	241,805	195,890
Long-term debt, including current portion	2,952,612	2,953,281
Total liabilities	4,156,853	4,041,932
Redeemable preferred stock	139,304	134,291
Shareholders’ equity	925,253	818,461
Other income (expense) included foreign exchange gains (losses) of $109 million and $(81) million for the three months ended March 31, 2010 and 2009, respectively and (losses) gains on financial instruments of $(43) million and $46 million for the three months ended March 31, 2010 and 2009, respectively.

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
XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders is $24 million in 2010, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Interest on XTAR’s outstanding lease obligations to Hisdesat is paid through the issuance of a class of non-voting membership interests in XTAR, which enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for catch up payments through March 31, 2010 were $5.5 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR.
XTAR-EUR was launched on Arianespace, S.A.’s (“Arianespace”) Ariane ECA launch vehicle in 2005. The price for this launch had two components — the first, consisting of a $15.8 million 10% interest paid-in-kind loan provided by Arianespace, was repaid in full by XTAR on July 6, 2007. The second component of the launch price consisted of a revenue-based fee to be paid to Arianespace over XTAR-EUR’s 15 year in-orbit operations. This fee, also referred to as an incentive fee, equaled 3.5% of XTAR’s annual operating revenues, subject to a maximum threshold. On February 29, 2008, XTAR paid Arianespace $1.5 million representing the incentive fee through December 31, 2007. On January 27, 2009, Arianespace agreed to eliminate the remaining incentive fee in exchange for $8.0 million payable in three installments. XTAR paid the first installment of $4 million in February 2009 and the remaining two installments of $2 million each in April and June 2009. As a result of the payment of the three installments, XTAR had no further obligations under the launch services agreement with Arianespace as of March 31, 2010. XTAR’s net loss for the year ended December 31, 2009 included a gain of $11.7 million, which was recognized during June 2009, related to the extinguishment of this liability.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents summary financial data for XTAR:
Statement of Operations Data:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Revenues	$7,941	$6,361
Operating expenses	(8,518)	(8,461)
Depreciation and amortization	(2,405)	(2,405)
Operating loss	(2,982)	(4,505)
Net loss	(4,286)	(6,016)
Balance Sheet Data:

	March 31,	December 31,
	2010	2009
	(In thousands)
Current assets	$6,703	$10,372
Total assets	101,009	107,084
Current liabilities	43,185	45,672
Total liabilities	66,093	67,882
Members’ equity	34,916	39,202
Other
As of March 31, 2010 and December 31, 2009, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.
9. Intangible Assets and Amortization of Fair Value Adjustments
Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of:

	Weighted Average
	Remaining	March 31, 2010		December 31, 2009
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)
Internally developed software and technology	2	$59,027	$(48,676)	$59,027	$(45,972)
Trade names	16	9,200	(2,070)	9,200	(1,955)

		$68,227	$(50,746)	$68,227	$(47,927)

Total amortization expense for intangible assets was $2.8 million for each of the three month periods ended March 31, 2010 and 2009. Annual amortization expense for intangible assets for the five years ending December 31, 2014 is estimated to be as follows (in thousands):

2010	$9,190
2011	2,931
2012	2,314
2013	460
2014	460

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following summarizes fair value adjustments in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities:

	March 31,	December 31,
	2010	2009
	(In thousands)
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	17,321	16,446

	$(19,575)	$(20,450)

Net amortization of these fair value adjustments was a credit to expense of $0.9 million and a charge to expense of $0.5 million for the three months ended March 31, 2010 and 2009, respectively.
10. Debt
SS/L has a credit agreement with several banks and other financial institutions. The credit agreement provides for a $100.0 million senior secured revolving credit facility. The revolving facility includes a $50.0 million letter of credit sublimit. The credit agreement matures on October 16, 2011.
The following summarizes information related to the SS/L credit agreement (in thousands):

	March 31,	December 31,
	2010	2009
Letters of credit outstanding	$4,911	$4,921
Borrowings	—	—

	Three Months
	Ended March 31,
	2010	2009
Interest expense (including commitment and letter of credit fees)	$198	$525
Amortization of issuance costs	$219	$219
11. Income Taxes
During 2010 and 2009, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal.
As of March 31, 2010, we had unrecognized tax benefits relating to uncertain tax positions (“UTPs”) of $120.1 million. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of March 31, 2010, we have accrued approximately $20.2 million and $22.5 million for the payment of potential tax-related interest and penalties, respectively.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2005. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our state income tax returns filed for 2005 and federal and state income tax returns filed for 2006, potentially resulting in the recognition of $2.5 million of tax benefits.
The liability for UTPs is included in long-term liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2010, we increased our liability for UTPs from $111.3 million to $113.7 million. The increase of $2.4 million primarily related to (i) an increase of $0.9 million to our current provision for UTPs, (ii) an increase of $1.8 million to our current provision for potential additional interest and penalties, partially offset by (iii) a decrease of $0.3 million from the reversal of liabilities for UTPs due to the expiration of the statute of limitations for the assessment of additional state tax for 2004 treated as a current income tax benefit for the three months ended March 31, 2010.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three months ended March 31, 2009, we increased our liability for UTPs from $109.0 million to $110.7 million. The net increase of $1.7 million primarily related to (i) an increase of $0.6 million to our current provision for UTPs, (ii) an increase of $2.0 million to our current provision for potential additional interest and penalties, partially offset by (iii) a decrease of $0.9 million from the reversal of liabilities for UTPs due to the expiration of the statute of limitations for the assessment of additional state tax for 2003 and 2004 treated as a current income tax benefit.
As of March 31, 2010, if our positions are sustained by the taxing authorities, approximately $113.7 million would reduce the Company’s future income tax provisions. Other than as described above, there were no significant changes to our uncertain tax positions during the three months ended March 31, 2010, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.
In March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The PPACA changes the tax treatment related to an existing retiree drug subsidy (RDS) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will reduce our income tax deduction for health care expenses beginning in 2013. This new requirement did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2010 since we maintain a full valuation allowance against the deferred tax asset for retiree health benefits.
12. Stock-Based Compensation
As of March 31, 2010, there were 598,888 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if SS/L phantom stock appreciation rights are settled in Loral common stock.
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
During 2009, 475,000 SS/L Phantom SARs were awarded to employees with the following three year vesting schedule: 50% vest on March 18, 2010, 25% vest on March 18 of 2011 and 25% vest on March 18, 2012. In addition, 65,000 SS/L Phantom SARs were awarded with the following four year vesting schedule: 25% vest on March 18, 2010, 25% vest on March 18 of 2011, 25% vest on March 18, 2012 and 25% vest on March 18, 2013. The fair value of the SS/L Phantom SARs is included as a liability in our consolidated balance sheets. The payout liability is adjusted each reporting period to reflect the fair value of the underlying SS/L equity based on the actual performance of SS/L. As of March 31, 2010 and December 31, 2009, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $1 million and $2.7 million, respectively. During the three months ended March 31, 2010 cash payments of $3.6 million were made related to SS/L Phantom SARs.
Total stock-based compensation for the three months ended March 31, 2010 and 2009 was $3.2 million and $1.6 million, respectively. There were no grants of stock-based awards during the three months ended March 31, 2010.
13. Pensions and Other Employee Benefit Plans
The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2010 and 2009:

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$2,596	$2,261	$234	$264
Interest cost	6,117	5,996	981	1,050
Expected return on plan assets	(5,157)	(4,273)	(8)	(13)
Amortization of prior service credits and net actuarial loss or (gain)	131	226	(166)	(133)

Net periodic cost	$3,687	$4,210	$1,041	$1,168

14. Commitments and Contingencies
Financial Matters
SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the three months ended March 31, 2010, is as follows (in thousands):

Balance of deferred amounts at January 1, 2010	$37,167
Warranty costs incurred including payments	(356)
Accruals relating to pre-existing contracts (including changes in estimates)	(277)

Balance of deferred amounts at March 31, 2010	$36,534

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included in our condensed consolidated balance sheet as of March 31, 2010 were $256 million, net of fair value adjustments of $18 million. Approximately $143 million of the gross orbital receivables are related to satellites launched as of March 31, 2010 and $131 million are related to satellites under construction as of March 31, 2010. There were no vendor financing receivables in our condensed consolidated balance sheet as of March 31, 2010.
As of April 30, 2010, SS/L had $10 million of past due receivables from a highly leveraged customer related to an in-orbit SS/L-built satellite and other related deliverables. In addition to this amount, the customer is contractually obligated to make payments to SS/L of $36 million plus interest for orbital incentives and future milestones with respect to this in-orbit satellite and the other deliverables. SS/L is also in the process of constructing a second satellite for this customer. As of April 30, 2010, SS/L has $14 million of past due receivables and expects to receive $61 million plus interest for future milestone payments and orbital incentives with respect to that satellite. The opinion issued by the customer’s independent auditors for the customer’s most recent audited financial statements expressed doubt about the customer’s ability to continue as a going concern, and there can be no assurance that the customer will not default on its payment obligations. SS/L believes that both the satellite in orbit and the satellite under construction, as well as other deliverables under contract, are critical to the execution of the operation and business plan of this customer. In addition, SS/L’s contracts with this customer require that SS/L provide orbital anomaly and troubleshooting support for the life of the satellites. SS/L believes, therefore, that, because of the importance to the customer of the satellites and SS/L’s ongoing technical support, this customer (or its successor if it undergoes reorganization) will likely fulfill its contractual payment obligations and that SS/L will not incur a material loss with respect to the past due receivables or amounts scheduled to be paid in the future. Moreover, even if the customer were to default and not complete its payments for the satellite under construction, SS/L believes that the value of the work-in-progress would be sufficient so that SS/L will not incur a material loss with respect to that satellite.
As of March 31, 2010, SS/L had past due receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $7 million. In addition, ICO has future payment obligations to SS/L which total approximately $26 million, of which approximately $12 million (including $9 million of orbital incentives) is included in long-term receivables. ICO, which filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in May 2009, has agreed to, and the ICO Bankruptcy Court has approved, ICO’s assumption of its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of ICO’s plan of reorganization), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. ICO’s plan of reorganization was confirmed by the ICO Bankruptcy Court in October 2009. The effective date of the plan is subject to, among other things, funding of a new exit financing facility, regulatory approval of the FCC and favorable resolution of any appeals or a finding that such appeals are moot.
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
SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer may terminate the contract for default. The customer is an established operator which will utilize the satellite in the operation of its existing business. SS/L and the customer are continuing to perform their obligations under the contract, and the customer continues to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should successfully terminate the contract for default, the customer would be entitled to a full refund of its payments and liquidated damages, which through March 31, 2010 totaled approximately $115 million, plus re-procurement costs and interest. In the event of a termination for default, SS/L would own the satellite and would attempt to recoup any losses through resale to another customer.
SS/L is building a satellite known as CMBStar under a contract with EchoStar Corporation (“EchoStar”). Satellite construction is substantially complete. EchoStar and SS/L have agreed to suspend final construction of the satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. EchoStar has also stated that it is currently evaluating potential alternative uses for the CMBStar satellite. There can be no assurance that a dispute will not arise as to whether the satellite meets its technical performance specifications or if such a dispute did arise that SS/L would prevail. SS/L believes that if a loss is incurred with respect to this program, such loss would not be material.
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
The Company’s insurers have denied coverage of an award of fees and expenses of $8.8 million to counsel for the derivative plaintiffs in the above-referenced Delaware litigation (the “Derivative Fee Award”) and of an award of fees and expenses of $10.6 million to class counsel in that litigation (the “Class Counsel Fee Award” and, together with the Derivative Fee Award, the “Fee Awards”). In December 2008, the insurers commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking a declaratory judgment declaring that (x) the applicable insurance policies do not provide coverage for the Fee Awards; (y) even if the terms of the policies would otherwise cover the Fee Awards, Loral breached the cooperation clause of the policies thereby relieving the insurers of any liability under the policies; and (z) in the alternative, to the extent that the court finds that Loral is entitled to coverage of the Fee Awards, coverage is available only for a small portion of the Derivative Fee Award. The Company believes that the Fee Awards are covered by and reimbursable under its insurance and, in February 2009, the Company filed its answer and counterclaims in which it asserted its rights to coverage. In April 2009, the insurers filed their reply and defenses to the Company’s counterclaims. In May 2009, the insurers filed a motion for partial summary judgment declaring that there is no coverage for the Fee Awards. In July 2009, the Company filed its opposition to the insurers’ motion and its own cross motion for partial summary judgment declaring that the Fee Awards are covered under the applicable insurance policies. In February 2010, the court granted the Company’s motion and denied the insurers’ motion, declaring that the Fee Awards are covered by the applicable insurance policies. The insurers have appealed the court’s decision.
The Company has received requests for indemnification and advancement of expenses from its directors who are not affiliated with MHR under their indemnification agreements with the Company for any losses or costs they may incur as a result of the In re: Loral Space and Communications Inc. Consolidated Litigation and Babus lawsuits. As of March 31, 2010, after giving effect to a $5.0 million deductible, the insurers have advanced approximately $9.8 million in defense costs for the Company’s directors who are not affiliated with MHR, but have denied coverage for approximately $1.6 million of such defense costs (the “Denied Fees and Expenses”). The Company is disputing the insurers’ denial of the Denied Fees and Expenses and is seeking to recover such fees and expenses in the above-referenced insurance coverage litigation.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, the Company has received a request for indemnification from its directors who are affiliated with MHR for defense costs in the amount, as of November 30, 2008, of approximately $18 million (the “MHR-Affiliated Director Indemnity Claim”). The Company has received an opinion from an independent counsel that the MHR-affiliated directors are entitled to indemnification for reasonable expenses incurred by them in defense of the claims asserted against them in their capacity as directors. The Company has referred the request for indemnification to Mr. John Stenbit, who has been appointed by the Board of Directors to act as an independent special committee of the Board with respect to resolution of the MHR-affiliated directors’ claim for indemnification. In April 2010, the special committee determined that $14.4 million should be paid to the MHR-affiliated directors with respect to their claim and fees associated with enforcement of their right to indemnification. The special committee reached its determination after mediation sessions held in April 2010 between the special committee and the MHR-affiliated directors, conducted under the auspices of the Honorable Justice Joseph T. Walsh, who has compiled more than thirty years of judicial service, including service on the Delaware Superior Court, the Delaware Court of Chancery and eighteen years as a Justice of the Delaware Supreme Court. Loral recorded a charge for this claim of $14.4 million in the condensed consolidated statement of operations for the three months ended March 31, 2010. This amount was paid by Loral to the MHR-affiliated directors in May 2010 and included in other current liabilities on the condensed consolidated balance sheet at March 31, 2010. The MHR-affiliated directors have accepted this payment in full and final satisfaction of their claim and provided a release to Loral. Loral’s insurers have taken the position that no coverage is available for the MHR-Affiliated Director Indemnity Claim. The Company does not agree with the insurers’ position and, through an amendment to its complaint in the above-referenced insurance coverage litigation, is seeking to recover from the insurers substantially all of the amount paid to the MHR-affiliated directors, subject to the coverage limits of its insurance policy.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Old Loral Class Action Securities Litigations
Beleson. In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz, the former Chief Executive Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets by Old Loral to Intelsat and Old Loral’s chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. The defendant filed a motion for summary judgment in July 2008, and plaintiffs filed a cross-motion for partial summary judgment in September 2008. In February 2009, the court granted defendant’s motion and denied plaintiffs’ cross motion. In March 2009, plaintiffs filed a notice of appeal with respect to the court’s decision. In February 2010, pursuant to a stipulation among the parties and the plaintiffs in the Christ case discussed below, the appeal, which has been consolidated with the Christ case, was withdrawn, provided however, that plaintiffs may reinstate the appeal on or before May 21, 2010. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims of Directors and Officers of Old Loral.”
Christ. In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend, the former Chief Financial Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In September 2008, the parties entered into an agreement to settle the case, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. By order dated February 26, 2009, the court finally approved the settlement as fair, reasonable and adequate and in the best interests of the class. Certain class members objected to the settlement and filed a notice of appeal, and other class members, who together had class period purchases valued at approximately $550,000, elected to opt out of the class action settlement and commenced individual lawsuits against the defendants. In August 2009, the objecting and opt-out class members entered into an agreement with the defendants to settle their claims, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. In addition, in March 2009, at the time that they filed a notice of appeal with respect to the Beleson decision (discussed above), the plaintiffs in the Beleson case also filed a notice of appeal with respect to the court’s decision approving the Christ settlement, arguing that the Christ settlement impairs the rights of the Beleson class. This appeal has been consolidated with the appeal in the Beleson case discussed above and, pursuant to a stipulation entered into in February 2010 among the parties and the plaintiffs in the Beleson case, was withdrawn, provided, however, that the Beleson plaintiffs may reinstate the appeal on or before May 21, 2010. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that, should the settlement not be consummated or should any objectors who opted out of the settlement prevail in lawsuits they may bring, to the extent that any award is ultimately granted to the plaintiffs or objectors in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims of Directors and Officers of Old Loral.”

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
15. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of weighted average common shares outstanding for diluted earnings (loss) per share:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Common and potential common shares:
Weighted average common shares outstanding	29,862	29,702
Stock options	249	—
Unvested restricted stock units	189	—
Unvested restricted stock	9	—
Unvested SARS	79	—

Common and potential common shares	30,388	29,702

For the three months ended March 31, 2010, the effect of certain stock options outstanding, which would be calculated using the treasury stock method and certain non-vested RSUs were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive. For the three months ended March 31, 2009, all stock options outstanding, non-vested restricted stock and non-vested RSUs were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive. The following summarizes stock options outstanding, non-vested restricted stock and non-vested restricted stock units excluded from the calculation of diluted income (loss) per share:

	March 31,
	2010	2009
Stock options outstanding	125,000	2,034,202

Shares of non-vested restricted stock	—	84,352

Non-vested restricted stock units	8,250	110,000

16. Segments
Loral has two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the three months ended March 31, 2010 and 2009. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting. Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate.
We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation, amortization and stock-based compensation (including stock-based compensation from SS/L Phantom SARs expected to be settled in Loral common stock) and directors’ indemnification expense (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before directors’ indemnification expense, other expense and equity in net income (losses) of affiliates.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation, amortization and stock based compensation, interest and investment income, interest expense, directors’ indemnification expense, other expense and equity in net income (losses) of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other expense, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Loral. Summarized financial information concerning the reportable segments is as follows:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Revenues
Satellite manufacturing:
External revenues	$206,739	$188,250
Intersegment revenues(1)	24,115	28,197

Satellite manufacturing revenues	230,854	216,447
Satellite services revenues(2)	191,519	165,247

Operating segment revenues before eliminations	422,373	381,694
Intercompany eliminations(3)	(1,940)	(3,956)
Affiliate eliminations(2)	(191,519)	(165,247)

Total revenues as reported	$228,914	$212,491

Segment Adjusted EBITDA(4)
Satellite manufacturing	$12,730	$10,437
Satellite services(2)	142,833	114,913
Corporate(5)	(3,901)	(4,466)

Adjusted EBITDA before eliminations	151,662	120,884
Intercompany eliminations(3)	(318)	(501)
Affiliate eliminations(2)	(142,833)	(114,913)

Adjusted EBITDA	8,511	5,470

Depreciation, Amortization and Stock-Based Compensation(4)
Satellite manufacturing	$(9,504)	$(9,930)
Satellite services(2)	(61,308)	(50,518)
Corporate	(917)	(1,020)

Segment depreciation before affiliate eliminations	(71,729)	(61,468)
Affiliate eliminations(2)	61,308	50,518

Depreciation, amortization and stock-based compensation as reported	(10,421)	(10,950)

Directors’ indemnification expense(6)	(14,357)	—

Operating loss as reported	$(16,267)	$(5,480)

	March 31,	December 31,
	2010	2009
	(In thousands)
Total Assets
Satellite manufacturing	$868,022	$863,866
Satellite services (includes goodwill of $2.4 billion and $2.3 billion)(2)	5,476,246	5,202,785
Corporate(4)	177,956	181,485

Total Assets before affiliate eliminations	6,522,224	6,248,136
Affiliate eliminations(2)	(5,221,410)	(4,994,684)

Total assets as reported(7)	$1,300,814	$1,253,452

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Intersegment revenues for satellite manufacturing includes affiliate revenue of $22.2 million and $24.2 million for the three months ended March 31, 2010 and 2009, respectively.

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

(4)
Compensation expense related to SS/L Phantom SARs paid in cash or expected to be paid in cash is included in Adjusted EBITDA. Compensation expense related to SS/L Phantom SARs paid in Loral common stock or expected to be paid in Loral common stock is included in depreciation, amortization and stock-based compensation.

(5)	Represents corporate expenses incurred in support of our operations and includes our equity investments in XTAR and Globalstar service providers.

(6)	Represents the indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral.

(7)	Amounts are presented after the elimination of intercompany profit.
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
As of March 31, 2010, SS/L had contracts with Telesat for the construction of the Telestar 14R and Nimiq 6 satellites and as of March 31, 2009 SS/L had a contract with Telesat for the construction of Nimiq 5 satellite. Information related to satellite construction contracts with Telesat is as follows:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Revenues from Telesat satellite construction contracts	$22,169	$24,248
Milestone payments received from Telesat	19,269	14,724
Amounts receivable by SS/L from Telesat as of March 31, 2010 and December 31, 2009, were $10.9 million and $6.1 million, respectively, related to satellite construction contracts.
On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat can issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses included income related to the Consulting Agreement of $1.25 million for each of the three month periods ended March 31, 2010 and 2009. We also had a long-term receivable related to the Consulting Agreement from Telesat of $13.0 million and $11.6 million as of March 31, 2010 and December 31, 2009, respectively.
In connection with the Telesat transaction, Loral has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of both March 31, 2010 and December 31, 2009 we had recognized liabilities of approximately $6.2 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $6.6 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. The aggregate cost to us for the foregoing is estimated to be approximately $60.0 million. SS/L commenced construction of the Viasat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $11.0 million and $22.4 million for the three months ended March 31, 2010 and 2009, respectively. Loral’s cumulative costs for the Loral Payload were $29.3 million as of March 31, 2010, which is reflected as satellite capacity under construction in property, plant and equipment.
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
In February 2010, a subsidiary of Loral entered into a contract with ViaSat for the procurement of certain RF equipment and services to be integrated into the gateways to be constructed and owned by Loral to enable commercial service using the Loral Payload. The contract is valued at approximately $7.8 million before the exercise of options. Loral guaranteed the financial obligations of the subsidiary that entered into the contract.
In January 2010, we entered into a Consulting Services Agreement with Telesat for Telesat to provide services related to gateway construction, regulatory and licensing support and preparation for satellite traffic operations for the Loral Payload. Payments under the agreement are on a time and materials basis.
Costs of satellite manufacturing for sales to related parties were $29.5 million and $40.2 million for the three months ended March 31, 2010 and 2009, respectively.
In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of March 31, 2010 and December 31, 2009, our consolidated balance sheet included a liability of $8.0 million and $8.4 million, respectively, for the future use of these transponders. For the three months ended March 31, 2010 we made payments of $0.5 million including interest to Telesat pursuant to the agreement.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
XTAR
As described in Note 8 we own 56% of XTAR, a joint venture between us and Hisdesat and account for our investment in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of March 31, 2010 and December 31, 2009 were $1.6 million and $1.3 million, respectively. During the quarter ended March 31, 2009, Loral and XTAR agreed to defer receivable amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. Our selling, general and administrative expenses included offsetting income to the extent of cash received under this agreement of nil and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.
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
Also pursuant to the Delaware Chancery Court Order, on December 23, 2008, Loral and the MHR Funds entered into a registration rights agreement which provides for registration rights for the shares of Non-Voting Common Stock, in addition and substantially similar to, the registration rights provided for the shares of Voting Common Stock held by the MHR Funds. In addition, in June 2009, Loral filed a shelf registration statement covering shares of Voting Common Stock and Non-Voting Common Stock held by the MHR Funds, which registration statement was declared effective in July 2009. Various funds affiliated with MHR held, as of both March 31, 2010 and December 31, 2009, approximately 39.9%, of the outstanding Voting Common stock and as of both March 31, 2010 and December 31, 2009 had a combined ownership of Voting and Non-Voting Common Stock of Loral of 59.0%.
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
Pursuant to a contract with Protostar valued at $26 million, SS/L has modified a satellite that Protostar acquired from China Telecommunications Broadcast Satellite Corporation, China National Postal and Telecommunication Broadcast Satellite Corporation and China National Postal and Telecommunications Appliances Corporation under an agreement reached in 2006. This satellite, renamed Protostar I, was launched on July 8, 2008. Pursuant to a bankruptcy auction, Protostar I was sold in November 2009. For the year ended December 31, 2009, as a result of Protostar’s bankruptcy process and the sale of the satellite, SS/L recorded a charge of approximately $3 million to increase its allowance for billed receivables from Protostar. As of March 31, 2010, funds affiliated with MHR hold $83.7 million in principal amount of Telesat 11% Senior Notes and $29.75 million in principal amount of Telesat 12.5% Senior Subordinated Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
INDEX

Topic	Location

Overview	Page 34

Future Outlook	Page 35

Consolidated Operating Results	Page 37

Liquidity and Capital Resources:

Loral	Page 43

Telesat	Page 46

Contractual Obligations	Page 48

Statement of Cash Flows	Page 49

Affiliate Matters	Page 49

Commitments and Contingencies	Page 49

Other Matters	Page 49
Loral Space & Communications Inc., a Delaware corporation, together with its subsidiaries (“Loral”, the “Company”, “we”, “our”, and “us”), is a leading satellite communications company with substantial activities in satellite manufacturing and investments in satellite-based communications services. The term “Parent Company” is a reference to Loral Space & Communications Inc., excluding its subsidiaries.
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
The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,600 personnel is one of our key competitive resources.
Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. As most of SS/L’s contracts are fixed price, cost increases in excess of these provisions reduce profitability and may result in losses to SS/L, which may be material. Because the satellite manufacturing industry is highly competitive, buyers have the advantage over suppliers in negotiating prices, and terms and conditions resulting in reduced margins and increased assumptions of risk by manufacturers such as SS/L.
Satellite Services
The satellite services business is capital intensive and the build-out of a satellite fleet requires substantial time and investment. Once the investment in a satellite is made, the incremental costs to maintain and operate the satellite is relatively low over the life of the satellite with the exception of in-orbit insurance. Over approximately 40 years of operation, Telesat has established collaborative relationships with its customers. They have been able to generate a large contracted revenue backlog by entering into long-term contracts with some of its customers for all or substantially all of a satellite’s life. Historically, this has resulted in revenue from the satellite services business being fairly predictable.
Competition in the satellite services market has been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from terrestrial-based communications networks.
At March 31, 2010, Telesat had 12 in-orbit satellites. These 12 satellites had an average of approximately 57% of service life remaining, with an average service life remaining of approximately 8.1 years. Telesat currently has two satellites under construction, both by SS/L: Telstar 14R/Estrela do Sul 2, which Telesat anticipates will be launched in mid-2011, and Nimiq 6 for which Telesat recently started construction and anticipates a launch date in mid-2012.

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
SS/L booked 14 satellite awards between January 1, 2008 and March 31, 2010. While we expect the replacement market to be reliable over the next year, given the continued difficult condition of the credit and capital markets, potential customers that are highly leveraged or in the development stage may not be able to obtain the financing necessary to purchase satellites. If SS/L’s satellite awards fall below, on average, four to five awards per year, we expect that we will reduce costs and capital expenditures to accommodate this lower level of business. The timing of any reduced demand for satellites is difficult to predict. It is therefore also difficult to anticipate when to reduce costs and capital expenditures to match any slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures would adversely affect our results of operations and liquidity. In addition, in order to maintain its ability to compete as one of the leading prime contractors for technologically advanced space satellites, SS/L must continuously retain the services of a core group of specialists in a wide variety of disciplines for each phase of the design, development, manufacture and testing of its products, thus reducing SS/L’s flexibility to take action to reduce workforce costs in the event of a slowdown or downturn in its business.
The Company is preparing an initial public offering of up to 19.9% of SS/L common stock (the “IPO”). The proceeds from this IPO would be used to further support the growth of SS/L’s business as well as for general corporate purposes. The Company is working with two leading investment banking firms for these efforts and to evaluate other strategic alternatives for SS/L. We expect that SS/L will file a registration statement in the second quarter of 2010 to initiate the IPO process.
Satellite Services
Loral holds a 64% economic interest and a 33⅓% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.7 billion of backlog as of March 31, 2010.
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
Telesat believes its existing satellite fleet supports a strong combination of existing backlog and revenue growth. The growth is expected to come from the Nimiq 5 satellite, which entered commercial service in October 2009, Telstar 14R, to be launched in mid-2011, Nimiq 6, which is expected to be launched in mid-2012, and the recently announced Anik G1 satellite, as well as the utilization of additional capacity on its existing satellites. Telesat believes this fleet of satellites provides a solid foundation upon which it will seek to grow its revenues and cash flows.
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
For the remainder of 2010, Telesat continues to focus on the execution of its business plan to serve its customers and the market in which it participates, the sale of capacity on its existing satellites and the continuing efforts to achieve operating efficiencies. Telesat will also continue to pursue the expansion of its fleet with the on-going construction of Nimiq 6, Telstar 14R and the upcoming construction of Anik G1.
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 44% of Telesat’s revenues received in Canada for the three months ended March 31, 2010, certain of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at March 31, 2010 would have increased or decreased Telesat’s net income for the quarter ended March 31, 2010 by approximately $149 million. During the period from October 31, 2007 to March 31, 2010, Telesat’s U.S. term loan facility, senior notes and senior subordinated notes have increased by approximately $177 million due to the stronger U.S. dollar. However during that same time period, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. term loan facility debt into CAD 1.224 billion of debt, decreased by approximately $143 million.
In connection with the introduction of its budget for 2010, the Government of Canada proposed legislative amendments that would exempt Canadian satellite operators from certain existing restrictions on foreign ownership under the Telecommunications Act and the Radiocommunications Act. Telesat has indicated its support for the government’s proposed legislative amendments and believes that removing such restrictions may allow Telesat access to new sources of capital and the ability to diversify its shareholder base which, in either case, could assist Telesat in becoming a more effective global competitor. As of May 6, 2010, the proposed legislation has not yet been passed into law. There is no assurance that the legislative amendments will be adopted and, if adopted, how current governmental policies and existing spectrum licenses as they relate to foreign ownership and control of satellites may be changed. The proposed legislative amendments do not alter the Canadian government’s authority to review changes of control of Canadian companies under the Investment Canada Act.
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
We are investing in the Canadian coverage portion of the ViaSat-1 satellite which is being constructed by SS/L. On December 31, 2009, we entered into an agreement to lease a portion of the Canadian coverage portion of the satellite and provide gateway services to an internet broadband service provider for between CAD 133 million and CAD 262 million over the 15-year life of the satellite. Loral expects to have invested approximately $70 million, excluding customer prepayments of between CAD 2.5 million and CAD 13.0 million, by the time service is initiated. Approximately $30 million has been invested through March 31, 2010, with the remaining $40 million to be invested by the end of 2011.
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
Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the three months ended March 31, 2010.
Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA reflects the results of our operating business segments for the three months ended March 31, 2010 and 2009. The balance of the discussion relates to our consolidated results, unless otherwise noted.
The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating (loss) income before depreciation, amortization and stock-based compensation (including stock-based compensation from SS/L phantom stock appreciation rights expected to be settled in Loral common stock) and directors’ indemnification expense (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before directors’ indemnification expense, other expense and equity in net income (losses) of affiliates.
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, directors’ indemnification expense, other expense and equity in net income (losses) of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements:
Revenues:

	Three Months
	Ended March 31,
	2010	2009
	(In millions)
Satellite Manufacturing	$230.8	$216.4
Satellite Services	191.5	165.2

Segment revenues	422.3	381.6
Eliminations(1)	(1.9)	(3.9)
Affiliate eliminations(2)	(191.5)	(165.2)

Revenues as reported(3)	$228.9	$212.5

See explanations below for Notes 1, 2 and 3.
Satellite Manufacturing segment revenue increased by $14 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily as a result of an increase in the number, size and complexity of satellites ordered. Revenue for the three months ended March 31, 2010 was primarily driven by $3.22 billion of orders placed for 18 satellites in 2007, 2008 and 2009. Revenue for the three months ended March 31, 2009 was primarily driven by $2.96 billion of orders placed for 17 satellites in 2006, 2007 and 2008. Eliminations for the three months ended March 31, 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements).
Satellite Services segment revenue increased by $26 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, and the full quarter effect of Nimiq 5 and Telstar 11N revenue, partially offset by the termination of leasehold interests in Telstar 10, the removal of Nimiq 3 from service and decreased revenue from the automotive and oil and gas industries. Satellite Services segment revenues would have increased by approximately $9 million for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.
Adjusted EBITDA:

	Three Months
	Ended March 31,
	2010	2009
	(In millions)
Satellite Manufacturing	$12.7	$10.4
Satellite Services	142.8	114.9
Corporate expenses	(3.9)	(4.4)

Segment Adjusted EBITDA before eliminations	151.6	120.9
Eliminations(1)	(0.3)	(0.5)
Affiliate eliminations(2)	(142.8)	(114.9)

Adjusted EBITDA	$8.5	$5.5

See explanations below for Notes 1 and 2.
Satellite Manufacturing segment Adjusted EBITDA increased $2 million for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. The increase was due to a margin increase of $1 million primarily due to the higher sales volume, a $1 million increase in gains from cash flow hedges of foreign currency denominated contracts and a $1 million decrease in pension and general and administrative expenses, partially offset by a $1 million increase in stock-based compensation related to SS/L phantom stock appreciation rights paid in cash.

Satellite Services segment Adjusted EBITDA increased by $28 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to the revenue increase described above, expense reductions as a result of efficiencies gained from restructuring, third party satellite capacity and elimination of expenses associated with decreased revenue from the automotive and oil and gas industries, partially offset by the impact of U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA would have increased by approximately $16 million for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.
Corporate expenses decreased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to reduced deferred compensation expense.
Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Three Months
	Ended March 31,
	2010	2009
	(In millions)
Adjusted EBITDA	$8.5	$5.5
Depreciation, amortization and stock-based compensation	(10.4)	(11.0)
Directors’ indemnification expense(4)	(14.4)	—

Operating loss	(16.3)	(5.5)
Interest and investment income	3.3	1.7
Interest expense	(0.6)	(1.2)
Other expense	(0.1)	(0.1)
Income tax provision	(1.5)	—
Equity in net income (losses) of affiliates	44.6	(5.7)

Net income (loss)	$29.4	$(10.8)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for Loral.

(2)
Represents the elimination of amounts attributed to Telesat whose results are reported under the equity method of accounting in our consolidated statements of operations (see Note 8 to the financial statements).

(3)	Includes revenues from affiliates of $22.2 million and $24.2 million for the three months ended March 31, 2010 and 2009, respectively.

(4)	Represents the indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral.
Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009
The following compares our consolidated results for the three months ended March 31, 2010 and 2009 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Three Months
	Ended March 31,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$231	$216	7%
Eliminations	(2)	(4)	(50)%

Revenues from Satellite Manufacturing as reported	$229	$212	8%

Revenue from Satellite Manufacturing before eliminations increased by $15 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily as a result of an increase in the number, size and complexity of satellites ordered. Revenue for the three months ended March 31, 2010 was primarily driven by $3.22 billion of orders placed for 18 satellites in 2007, 2008 and 2009. Revenue for the three months ended March 31, 2009 was primarily driven by $2.96 billion of orders placed for 17 satellites in 2006, 2007 and 2008. Eliminations for the three months ended March 31, 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased $17 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
Cost of Satellite Manufacturing

	Three Months
	Ended March 31,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Cost of Satellite Manufacturing	$210	$197	7%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	92%	93%
Cost of Satellite Manufacturing increased by $13 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Margins improved by $1 million, partially offsetting a $14 million increase in costs from higher sales volume.
Selling, General and Administrative Expenses

	Three Months
	Ended March 31,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Selling, general and administrative expenses	$20	$21	(5)%

% of revenues as reported	9%	10%
Selling, General and Administrative expenses decreased by $1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to reduced deferred compensation expense.
Directors’ Indemnification Expense
Director’s indemnification expense for the three months ended March 31, 2010 represents our indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral (see Note 14 to the financial statements).
Interest and Investment Income

	Three Months
	Ended March 31,
	2010	2009
	(In millions)
Interest and investment income	$3	$2

Interest and investment income increased by $1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to increased orbital interest income as a result of satellite launches in 2009.
Interest Expense

	Three Months
	Ended March 31,
	2010	2009
	(In millions)
Interest expense	$1	$1

Interest expense was unchanged for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
Other Expense
Other expense includes gains and losses on foreign currency transactions.
Income Tax Provision
During 2010 and 2009, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal.
For the three months ended March 31, 2010 we recorded an income tax provision of $1.5 million on a pre-tax loss of $13.7 million as compared to a nominal income tax benefit on a pre-tax loss of $5.2 million for the three months ended March 31, 2009. The difference relates to an additional provision of $0.4 million in 2010 to increase our liability for uncertain tax positions and an additional benefit of $1.0 million in 2009 based on the application of our effective tax rate for the full year to the period loss.
Equity in Net Income (Losses) of Affiliates
Equity in net income (losses) of affiliates consists of:

	Three Months
	Ended March 31,
	2010	2009
	(In millions)
Telesat	$47.1	$(2.3)
XTAR	(2.4)	(3.4)
Other	(0.1)	—

	$44.6	$(5.7)

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
As of March 31, 2009 our investment in Telesat was reduced to zero as a result of recording our proportionate interest in Telesat’s losses.

Summary financial information for Telesat in accordance with U.S. GAAP is as follows (in millions):

	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	199.2	205.5	191.5	165.2
Operating expenses	(50.6)	(62.6)	(48.7)	(50.3)
Depreciation, amortization and stock-based compensation	(63.8)	(62.8)	(61.3)	(50.5)
Operating income	84.8	80.1	81.5	64.4
Interest expense	(62.3)	(67.3)	(59.9)	(54.1)
Other income (expense)	68.2	(42.9)	65.6	(34.5)
Income tax provision	(10.7)	(8.7)	(10.3)	(7.0)
Net income (loss)	80.0	(38.8)	76.9	(31.2)
Average exchange rate for translating Canadian dollars to U.S. dollars			1.0403	1.2441

	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	325.4	265.0	320.5	251.6
Total assets	5,301.3	5,260.4	5,221.4	4,994.7
Current liabilities	245.5	206.3	241.8	195.9
Long-term debt, including current portion	2,997.8	3,110.4	2,952.6	2,953.3
Total liabilities	4,220.4	4,257.0	4,156.8	4,041.9
Redeemable preferred stock	141.4	141.4	139.3	134.3
Shareholders’ equity	939.5	862.0	925.3	818.5
Period end exchange rate for tanslating Canadian dollars to U.S. dollars			1.0153	1.0532
Other income (expense) includes foreign exchange gains (losses) of $109 million and $(81) million for the three months ended March 31, 2010 and 2009, respectively, and (losses) gains on financial instruments of $(43) million and $46 million for the three months ended March 31, 2010 and 2009, respectively.
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of March 31, 2010 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing, which is due primarily in 2014.
A five percent change in the value of the Canadian dollar against the U.S. dollar at March 31, 2010 would have increased or decreased Telesat’s net income for the three months ended March 31, 2010 by approximately $149 million.
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
See Note 8 to the financial statements for information related to XTAR.

Backlog
Backlog as of March 31, 2010 and December 31, 2009, was as follows (in millions):

	March 31,	December 31,
	2010	2009
Satellite Manufacturing	$1,420	$1,632
Satellite Services	5,673	5,230

Total backlog before eliminations	7,093	6,862
Satellite Manufacturing eliminations	(7)	(9)
Satellite Services eliminations	(5,673)	(5,230)

Total backlog	$1,413	$1,623

The decrease in Satellite Manufacturing backlog as of March 31, 2010 compared with December 31, 2009 was the result of revenues recognized and the absence of major awards during the first quarter of 2010. The increase in Satellite Services backlog as of March 31, 2010 compared with December 31, 2009 was the result of additional bookings and exchange rate changes, partially offset by revenues recognized during the quarter.
Liquidity and Capital Resources
Loral
As described above, the Company’s principal assets are 100% of the capital stock of SS/L and a 64% economic interest in Telesat. In addition, the Company has a 56% economic interest in XTAR and is also investing in the entire Canadian capacity of the ViaSat-1 satellite which is under construction. SS/L’s operations as well as the Canadian ViaSat-1 operations (insignificant other than capital expenditures until the satellite is launched) are consolidated in the Company’s financial statements, while the operations of Telesat and XTAR are not consolidated but presented using the equity method of accounting. The Parent Company has no debt; SS/L has a $100 million revolving credit facility under which only $5 million of letter of credit capacity is utilized as of March 31, 2010. Telesat has third party debt with financial institutions, and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. The Parent Company has provided a guarantee of SS/L’s $100 million credit facility but has not provided a guarantee for the Telesat or XTAR debt. Cash is maintained at the Parent Company, SS/L, Telesat and XTAR to support the operating needs of each respective entity. The ability of SS/L and Telesat to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to the debt at each of those entities and in the case of Telesat and XTAR by their respective shareholder agreements.
Cash and Available Credit
At March 31, 2010, the Company had $142 million of cash and cash equivalents, $6 million of restricted cash and no debt outstanding. This represents a reduction of $26 million from our cash position at December 31, 2009. Our reduced cash position was expected and is primarily the result of growth of our contract assets, including our investment in orbital receivables and planned capital expenditures. During the first three months of 2010, SS/L has not borrowed any funds under its $100 million revolving credit agreement. The restricted cash balance at March 31, 2010 is substantially unchanged from December 31, 2009.
The SS/L Credit Agreement, which is guaranteed pursuant to a Parent Guarantee Agreement, provides SS/L with a $100 million revolving credit facility, including a $50 million letter of credit sub-limit. Any borrowings under the SS/L Credit Agreement mature on October 16, 2011. As of May 7, 2010, SS/L has borrowing availability of approximately $95 million under the facility after giving effect to approximately $5 million of outstanding letters of credit. SS/L anticipates that over the next 12 months it will be in compliance with all the covenants of the SS/L Credit Agreement and have full availability of the facility.

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
Liquidity
During the first quarter of 2010, the Parent Company funded approximately $3 million of costs associated with the ViaSat-1 satellite and gateway equipment as well as Parent Company operating costs. The Parent Company received a CAD 1.0 prepayment in January 2010 from the ViaSat-1 lessee. For the remainder of 2010 and 2011, the Parent Company will continue to fund its costs of the ViaSat-1 satellite as well as fund gateway and related costs. Total ViaSat-1 related expenditures for the Parent Company for the remainder of 2010 and 2011 are estimated to be approximately $40 million, some of which will be offset by lessee prepayments of between CAD 1.5 million and CAD 12.0 million in 2010.
In connection with the Delaware shareholder derivative case relating to the Company’s sale in 2007 of $300 million of preferred stock to certain funds affiliated with MHR, the Company is seeking to recover from its directors’ and officers’ liability insurers up to the coverage limits of its $40 million policy; approximately $10 million has been paid to date, and the Company is seeking recovery of an additional approximately $30 million. Specifically, the Company is seeking recovery of $19.4 million in fees and expenses previously paid to plaintiffs’ counsel in the litigation, substantially all of the $14.4 million paid in May 2010 to the directors affiliated with MHR for indemnification of their defense costs and expenses, and approximately $1.6 million in defense costs and expenses that have been denied by the insurers (see Note 14 to the financial statements for a detailed discussion of these matters). There can be no assurance that the Company will prevail in the insurance coverage litigation. Moreover, even if the Company does prevail in full in the litigation, the Company’s obligations will exceed the coverage limit by approximately $5 million which will not be covered by insurance.
At the Parent Company, we expect that our cash and cash equivalents will be sufficient to fund projected expenditures including the indemnification payment for the next 12 months. In addition, we believe that SS/L, Telesat and XTAR have sufficient liquidity to fund their respective requirements for the next 12 months and, as such, will not require funding from the Parent Company.
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
During the first quarter of 2010, SS/L used cash as customer advances decreased, the orbital receivable asset increased and funds were spent on capital expenditures. For each of 2010 and 2011, SS/L’s capital expenditures are projected to be $40 million to $50 million. This is above our normal level of annual capital expenditures of between $25 million and $30 million. For 2010 and 2011, we anticipate completing certain building modifications and purchasing additional test and satellite handling equipment required to meet our contractual obligations as a result of our increased backlog and size and complexity of the satellites under construction. In addition, in 2010 SS/L expects to fund the growth in its orbital receivable asset by more than $80 million (see discussion below). SS/L believes that, absent unforeseen circumstances, with its cash on hand and cash flow from operations, it has sufficient liquidity to fulfill its obligations for the next 12 months. The borrowing capacity under the revolving credit facility enhances the liquidity position of SS/L.
Satellite construction contracts often include provisions for orbital incentives pursuant to which a portion of the contract value (typically about 10%) is received over the life of the satellite (typically 15 years). Receipt of these orbital incentives is contingent upon performance of the satellite in accordance with contractual specifications. As of March 31, 2010, SS/L has orbital receivables of approximately $256 million, net of fresh-start fair value adjustments of $18 million and self-insurance. Approximately $143 million of the gross orbital receivables are related to satellites launched as of December 31, 2009, and $131 million are related to satellites that are under construction as of March 31, 2010. This represents an increase in orbital receivables of approximately $16 million from the December 31, 2009 level.

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
SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer may terminate the contract for default. The customer is an established operator which will utilize the satellite in the operation of its existing business. SS/L and the customer are continuing to perform their obligations under the contract, and the customer continues to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should terminate the contract for default, the customer would be entitled to a full refund of its payments and liquidated damages, which through March 31, 2010 totaled approximately $115 million, plus re-procurement costs and interest. In the event of a termination for default, SS/L would own the satellite and would attempt to recoup any losses through resale to another customer.

SS/L had booked seven satellite awards in both 2008 and 2009. SS/L did not book any satellite awards in the first quarter of 2010, resulting in backlog of $1.4 billion at March 31, 2010. If SS/L’s satellite awards fall below, on average, four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under the SS/L Credit Agreement are sufficient to finance SS/L, even if we receive fewer than four to five awards over the next 12 months. If SS/L were to experience a shortage of orders below the four to five awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs. There can be no assurance that the SS/L could obtain such financing on favorable terms, if at all.
Telesat
Cash and Available Credit
As of March 31, 2010, Telesat had CAD 230 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its revolving facility. Telesat believes that cash and short-term investments as of March 31, 2010, net cash provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Senior Secured Credit Facilities (as defined below) will be adequate to meet its expected cash requirement for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures for the next twelve months.
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
Liquidity
A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months. Cash required for the construction of the Telstar 14R, Nimiq 6 and Anik G1 satellites will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Senior Secured Credit Facilities.
Telesat maintains a target of approximately CAD 25 million in cash and cash equivalents within its subsidiary operating entities for the management of its liquidity. Telesat’s intention is to maintain at least this level of cash and cash equivalents to assist with the day-to-day management of its cash flows.

Debt
Telesat has entered into agreements with a syndicate of banks to provide Telesat with a series of term loan facilities denominated in Canadian dollars and U.S. dollars, and a revolving facility (collectively, the “Senior Secured Credit Facilities”) as outlined below. In addition, Telesat has issued two tranches of notes. Telesat’s debt, stated in accordance with accounting principles generally accepted in Canada, is as follows:

			March 31,	December 31,
	Maturity	Currency	2010	2009
			(In CAD millions)
Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent	—	—
Canadian term loan facility	October 31, 2012	CAD	183	185
U.S. term loan facility	October 31, 2014	USD	1,709	1,777
U.S. term loan II facility	October 31, 2014	USD	147	152
Senior notes	November 1, 2015	USD	677	703
Senior subordinated notes	November 1, 2017	USD	211	220

		CAD	2,927	3,037
Current portion		CAD	(25)	(23)

Long term portion		CAD	2,902	3,014

The outstanding debt balances above, with the exception of the revolving credit facility and the Canadian term loan, are presented net of related debt issuance costs. The debt issuance costs in the amount of CAD 5 million related to the revolving credit facility and the Canadian term loan are included in other assets and are amortized to interest expense on a straight-line basis. All other debt issuance costs are amortized to interest expense using the effective interest method.
The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Borrowings under the Senior Secured Credit Facilities bear interest at a base interest rate plus margins of 275 — 300 basis points. The required repayments on the Canadian term loan facility will be CAD 12.5 million for the remainder of 2010. For the US term loan facilities, required repayments in 2010 are 1/4 of 1% of the initial aggregate principal amount which is approximately $5 million per quarter. Telesat is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates.
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

Interest Expense
An estimate of the interest expense on borrowings is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Senior Secured Credit Facilities. Telesat’s estimated interest expense for the remainder 2010 is approximately CAD 192 million.
Derivatives
Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.
Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At March 31, 2010, Telesat did not have any outstanding foreign exchange contracts. The fair value of these derivative contracts at December 31, 2009 was a CAD 0.4 million liability.
Telesat has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At March 31, 2010, the Company had a cross currency basis swap of CAD 1,199.7 million which requires the Company to pay Canadian dollars to receive $1,032.9 million. At March 31, 2010, the fair value of this derivative contract was a liability of CAD 176.5 million. This non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014. At December 31, 2009 the fair value of this derivative contract was a liability of CAD 137.1 million.
Interest Rate Risk
Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At March 31, 2010, the fair value of these derivative contracts was a liability of CAD 41.7 million, and at December 31, 2009 there was a liability of CAD 47.8 million. This non-cash loss will remain unrealized until the contracts are settled. These contracts are due between October 31, 2010 and October 31, 2014.
Capital Expenditures
Telesat has entered into contracts with SS/L for the construction of Telstar 14R and Nimiq 6, a direct broadcast satellite to be used by Telesat’s customer, Bell TV. The outstanding commitments as of March 31, 2010 on these contracts and contracts for the launch of these satellites are approximately $380 million. Telesat is also anticipating entering into a contract for the construction of Anik G1 before the end of the second quarter of 2010. These expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Senior Secured Credit Facilities.
Contractual Obligations
There have not been any significant changes to the contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC. As of March 31, 2010, we have recorded liabilities for uncertain income tax positions in the amount of $114 million. We do not expect to make any significant payments regarding such liabilities during the next 12 months.

Statement of Cash Flows
Net Cash (Used In) Provided by Operating Activities
Net cash used in operations was $16 million for the three months ended March 31, 2010 compared to net cash provided by operations of $63 million for the three months ended March 31, 2009.
The major driver of this change was net cash used in program related assets (contracts-in-process, inventories and customer advances) of $26 million in the current period compared to net cash provided by program related assets of $83 million last year. Contracts-in-process provided $28 million last year but consumed $8 million this year due to advance spending on programs that customers would reimburse us for in the future. Customer advances provided $55 million last year but consumed $19 million this year due to the timing of awards and progress on new satellite programs.
Net loss adjusted for non-cash items used $7 million for the three months ended March 31, 2010 but provided $6 million in the same period last year.
Other factors affecting cash from operating activities: Accounts payable, accrued expenses and other current liabilities increased by $16 million for the three months ended March 31, 2010 mainly due to our $14.4 million indemnification of Directors’ claims relating to litigation and decreased by $41 million for the three months ended March 31, 2009 including $9 million of payments for legal fees and expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2010 was $10 million relating to capital expenditures.
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
As of March 31, 2010, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the March 31, 2010 exchange rates) that were unhedged:

	Foreign Currency	U.S.$
	(In millions)
Future revenues — Japanese Yen	¥819.5	$8.8
Future expenditures — Japanese Yen	¥4,328.3	$46.7
Contracts-in-process, unbilled receivables — Japanese Yen	¥172.3	$1.9
Future revenue — EUROs	€2.9	$3.9
Future expenditures — EUROs	€2.5	$3.3
On July 9, 2008, SS/L was awarded a satellite contract denominated in EUROs and entered into a series of foreign exchange forward contracts with maturities through 2011 to hedge the associated foreign currency exchange risk. These foreign exchange forward contracts have been designated as cash flow hedges of future Euro denominated receivables.
The maturity of foreign currency exchange contracts held as of March 31, 2010 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In millions)
2010	€13.7	$20.5	$18.4
2011	23.5	35.6	31.7

	€37.2	$56.1	$50.1

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.
The aggregate fair value of derivative instruments was a net asset position of $6 million as of March 31, 2010. This amount represents the maximum exposure to loss at March 31, 2010 as a result of the counterparties failing to perform as contracted.
Telesat
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 44% of Telesat’s revenues for the three months ended March 31, 2010, a large portion of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in US dollars. The most significant impact of variations in the exchange rate is on the US dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at March 31, 2010 would have increased or decreased Telesat’s net income for the three months ended March 31, 2010 by approximately $149 million.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.
Interest
Loral
As of March 31, 2010, the Company had no long-term debt or any exposure to changes in interest rates with respect thereto.
Telesat
Telesat is exposed to interest rate risk on its cash and cash equivalents and the portion of its long term debt which is variable rate financing and unhedged. Changes in the interest rates could impact the amount of interest Telesat is required to pay.
Other
As of March 31, 2010, the Company held 984,173 shares of Globalstar Inc. common stock with a market value of approximately $1.3 million and $3.0 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the first quarter of 2010 year, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Item 4.	Disclosure Controls and Procedures
(a) Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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
Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2009 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 14 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section. The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit 10.1 —
Letter Agreement dated April 30, 2010 relating to indemnification among the Special Committee of the Board of Directors of Loral Space & Communications Inc. and Mark Rachesky, Hal Goldstein, Sai Devahaktuni, MHR Fund Management LLC and certain entities affiliated with MHR Fund Management LLC.

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

Registrant Loral Space & Communications Inc.
/s/ Harvey B. Rein
Harvey B. Rein
Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer
Date: May 10, 2010

EXHIBIT INDEX

Exhibit 10.1 —
Letter Agreement dated April 30, 2010 relating to indemnification among the Special Committee of the Board of Directors of Loral Space & Communications Inc. and Mark Rachesky, Hal Goldstein, Sai Devahaktuni, MHR Fund Management LLC and certain entities affiliated with MHR Fund Management LLC.

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