Form 10-Q
period 2010-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2010-08-09
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Commission file number 1-14180
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
Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 30, 2010, 20,698,332 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2010

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements
LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$141,665	$168,205
Contracts-in-process	242,862	190,809
Inventories	74,109	83,671
Other current assets	29,972	24,343

Total current assets	488,608	467,028
Property, plant and equipment, net	223,168	207,996
Long-term receivables	281,855	248,097
Investments in affiliates	282,009	282,033
Intangible assets, net	14,662	20,300
Other assets	26,359	27,998

Total assets	$1,316,661	$1,253,452

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,486	$86,809
Accrued employment costs	39,510	44,341
Customer advances and billings in excess of costs and profits	329,409	291,021
Other current liabilities	19,058	19,147

Total current liabilities	483,463	441,318
Pension and other post retirement liabilities	224,354	226,190
Long-term liabilities	156,816	153,953

Total liabilities	864,633	821,461
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 20,695,154 and 20,390,752 shares issued and outstanding	207	204
Non-voting common stock, $.01 par value; 20,000,000 shares authorized, 9,505,673 shares issued and outstanding	95	95
Paid-in capital	1,023,651	1,013,790
Accumulated deficit	(509,512)	(519,220)
Accumulated other comprehensive loss	(62,413)	(62,878)

Total equity	452,028	431,991

Total liabilities and equity	$1,316,661	$1,253,452

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues	$279,962	$271,447	$508,876	$483,938
Cost of revenues	236,653	254,215	447,078	451,416
Selling, general and administrative expenses	20,211	24,927	40,610	45,697
Directors’ indemnification expense	—	—	14,357	—

Operating income (loss)	23,098	(7,695)	6,831	(13,175)
Interest and investment income	2,833	1,925	6,112	3,578
Interest expense	(581)	1,219	(1,204)	(47)
Other income (expense)	1,005	(12)	912	(99)

Income (loss) before income taxes and equity in net (losses) income of affiliates	26,355	(4,563)	12,651	(9,743)
Income tax provision	(1,646)	(6,418)	(3,161)	(6,398)

Income (loss) before equity in net (losses) income of affiliates	24,709	(10,981)	9,490	(16,141)
Equity in net (losses) income of affiliates	(44,374)	85,276	218	79,608

Net (loss) income	$(19,665)	$74,295	$9,708	$63,467

Basic and diluted (loss) income per share:
Basic (loss) income per share	$(0.66)	$2.50	$0.32	$2.13

Diluted (loss) income per share	$(0.66)	$2.48	$0.32	$2.13

Weighted average shares outstanding:
Basic	29,984	29,753	29,923	29,727

Diluted	29,984	29,904	30,564	29,803

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock						Accumulated
	Voting		Non-Voting				Other
	Shares		Shares		Paid-In	Accumulated	Comprehensive	Total
	Issued	Amount	Issued	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2009	20,287	$203	9,506	$95	$1,007,011	$(750,922)	$(46,730)	$209,657
Net income						231,702
Other comprehensive loss							(16,148)
Comprehensive income								215,554
Exercise of stock options	74	1			1,403			1,404
Shares repurchased to fund withholding taxes	(43)				(1,559)			(1,559)
Stock based compensation	73	0			6,935			6,935

Balance, December 31, 2009	20,391	204	9,506	95	1,013,790	(519,220)	(62,878)	431,991
Net income						9,708
Other comprehensive income							465
Comprehensive income								10,173
Exercise of stock options	313	3			8,331			8,334
Shares repurchased to fund withholding taxes	(9)				(443)			(443)
Stock based compensation					1,973			1,973

Balance, June 30, 2010	20,695	$207	9,506	$95	$1,023,651	$(509,512)	$(62,413)	$452,028

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2010	2009
Operating activities:
Net income	$9,708	$63,467
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash operating items (Note 3)	17,662	(60,547)
Changes in operating assets and liabilities:
Contracts-in-process	(55,861)	2,409
Inventories	9,562	11,086
Long-term receivables	(2,927)	(2,733)
Other current assets and other assets	(1,245)	3,146
Accounts payable	8,206	14,846
Accrued expenses and other current liabilities	(5,161)	(17,944)
Customer advances and billings in excess of costs and profits	13,341	32,554
Income taxes payable	888	16,860
Pension and other postretirement liabilities	(1,835)	(1,192)
Long-term liabilities	214	5,288

Net cash (used in) provided by operating activities	(7,448)	67,240

Investing activities:
Capital expenditures	(26,983)	(21,778)
Decrease in restricted cash in escrow	—	9
Investments in and advances to affiliates	—	(4,480)

Net cash used in investing activities	(26,983)	(26,249)

Financing activities:
Proceeds from the exercise of stock options	8,334	35
Common stock repurchased to fund withholding taxes	(443)	—
Repayment of borrowings under SS/L revolving credit facility	—	(55,000)

Net cash provided by (used in) financing activities	7,891	(54,965)

Decrease in cash and cash equivalents	(26,540)	(13,974)
Cash and cash equivalents — beginning of period	168,205	117,548

Cash and cash equivalents — end of period	$141,665	$103,574

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Principal Business
Loral Space & Communications Inc., together with its subsidiaries (“Loral”, the “Company”, “we”, “our” and “us”), is a leading satellite communications company engaged in satellite manufacturing with ownership interests in satellite-based communications services.
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
Satellite Services
Loral participates in satellite services operations principally through its ownership interest in Telesat Holdings Inc. (“Telesat Holdco”) which owns Telesat Canada (“Telesat”), a global FSS provider. Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.
As of June 30, 2010, Telesat had 12 in-orbit satellites and three satellites under construction, one of which is 100% leased for at least the design life of the satellite. Telesat provides video distribution and DTH video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
The December 31, 2009 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Investments in Telesat and XTAR, L.L.C. (“XTAR”) are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of our beneficial interest. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss would be recognized when there has been a loss in value of the affiliate that is other-than-temporary.
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
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process and long-term receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers that are highly leveraged, as well as those in the development stage which are partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements provide for management of potential credit risks with regard to our current customer base. However, the global financial markets have been adversely affected by the current market environment that includes illiquidity, market volatility, widening credit spreads, changes in interest rates, and currency exchange fluctuations. These credit and financial market conditions may have a negative effect on certain of our customers and could negatively affect the ability of such customers to pay amounts owed or to enter into future contracts with us.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
Assets and Liabilities Measured at Fair Value on Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable securities	$1,516	$—	$—
Derivatives, net	$—	$5,382	$—
Non-qualified pension plan assets	$2,454	$—	$65
The Company does not have any non-financial assets and non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of June 30, 2010.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge would be recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary. We had no equity-method investments measured at fair value at June 30, 2010.
Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, that amends Accounting Standards Codification (“ASC”) Topic 810, Consolidations (“ASC 810”). The amendments to ASC Topic 810 are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), that was issued in June 2009. ASU No. 2009-17 modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE, effective for the Company on January 1, 2010, did not have a material impact on our consolidated financial statements.
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
In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements was effective for us on January 1, 2010 and the new guidance related to Level 3 fair value measurements is effective for us on January 1, 2011. Effective January 1, 2010, the Company adopted the new guidance relating to Level 1 and Level 2 fair value measurements. The Company’s adoption of the new guidance had no impact on its fair value disclosures, and the adoption of the guidance related to Level 3 fair value measurements is not expected to have a significant impact on its fair value disclosures.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Additional Cash Flow Information
The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months
	Ended June 30,
	2010	2009
Non-cash operating items:
Equity in net income of affiliates	$(218)	$(79,608)
Deferred taxes	(347)	(655)
Depreciation and amortization	17,576	19,262
Stock based compensation	3,723	4,615
Warranty expense reversals	(520)	(185)
Amortization of prior service credits and net actuarial gains	(70)	186
Unrealized loss (gain) on non-qualified pension plan assets	58	(307)
Non-cash net interest income	(1,633)	(2,994)
Loss (gain) on foreign currency transactions and contracts	67	(572)
Amortization of fair value adjustments related to orbital incentives	(974)	(289)

Net non-cash operating items	$17,662	$(60,547)

Non-cash investing activities:
Capital expenditures incurred not yet paid	$3,562	$2,559

Supplemental information:
Interest paid	$984	$1,379

Tax (refunds) payments, net	$(1,244)	$(15,178)

At June 30, 2010 and December 31, 2009, the Company had $5.6 million of restricted cash, of which $0.6 million was in other current assets and $5.0 million was in other assets.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows (in thousands):

	Three Months
	Ended June 30,
	2010	2009
Net (loss) income	$(19,665)	$74,295
Amortization of prior service credits and net actuarial gains	(35)	93
Proportionate share of Telesat Holdco other comprehensive income	86	2,844
Unrealized loss on foreign currency hedges:
Unrealized loss on foreign currency hedges	(259)	(5,220)
Less: reclassification adjustment for gains included in net income	(952)	(4,300)

Net unrealized loss	(1,211)	(9,520)

Unrealized gain on securities:
Unrealized gain on available-for-sale securities	177	688

Comprehensive (loss) income	$(20,648)	$68,400

	Six Months
	Ended June 30,
	2010	2009
Net income	$9,708	$63,467
Amortization of prior service credits and net actuarial gains	(70)	186
Proportionate share of Telesat Holdco other comprehensive (loss) income	(242)	2,844
Unrealized gain on foreign currency hedges:
Unrealized gain on foreign currency hedges	2,101	1,714
Less: reclassification adjustment for gains included in net income	(1,983)	(7,306)

Net unrealized gain (loss)	118	(5,592)

Unrealized gain on securities:
Unrealized gain on available-for-sale securities	659	836

Comprehensive income	$10,173	$61,741

5. Contracts-in-Process and Inventories
Contracts-in-Process and Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Contracts-in-Process:
Amounts billed	$174,918	$124,034
Unbilled receivables	67,944	66,775

	$242,862	$190,809

Inventories:
Inventories-gross	$108,740	$119,528
Allowance for obsolescence	(27,071)	(28,297)

	81,669	91,231
Inventories included in other assets	(7,560)	(7,560)

	$74,109	$83,671

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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Financial Instruments, Derivatives and Hedging Transactions
Financial Instruments
The carrying amount of cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments. The fair value of investments in available-for-sale securities and supplemental retirement plan assets is based on market quotations. In determining the fair value of the Company’s foreign currency derivatives, the Company uses the income approach employing market observable inputs (Level 2), such as spot currency rates and discount rates.
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
As of June 30, 2010, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the June 30, 2010 exchange rates) that were unhedged:

	Foreign
	Currency	U.S.$
	(In thousands)
Future revenues — Japanese yen	¥348,974	$3,936
Future expenditures — Japanese yen	¥4,483,341	$50,567
Future revenues — euros	€10,995	$13,422
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
The aggregate fair value of derivative instruments in an asset position was $8.5 million as of June 30, 2010. This amount represents the maximum exposure to loss at the reporting date as a result of the potential failure of the counterparties to perform as contracted.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On June 28, 2010, SS/L was awarded a satellite contract denominated in euros and entered into a series of foreign exchange forward contracts with maturities through 2013 to hedge associated foreign currency exchange risk because our costs are denominated principally in U.S. dollars. These foreign exchange forward contracts have been designated as cash flow hedges of future euro denominated receivables.
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
The maturity of foreign currency exchange contracts held as of June 30, 2010 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		Hedge	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)
2010	€44,591	$55,360	$54,458
2011	102,805	131,042	125,757
2012	27,000	32,649	33,101
2013	27,000	32,894	33,247

	€201,396	$251,945	$246,563

Balance Sheet Classification
The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of June 30, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$7,834	Other current liabilities	$1,679
Foreign exchange contracts	Other assets	—	Other liabilities	1,462

		7,834		3,141

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	699	Other liabilities	10

Total Derivatives		$8,533		$3,151

The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of December 31, 2009 (in thousands):

	Asset Derivatives
	Balance Sheet Location	Fair Value
		(In thousands)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,860
Foreign exchange contracts	Other assets	1,846

		3,706

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other assets	167

Total Derivatives		$3,873

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cash Flow Hedge Gains (Losses) Recognition
The following summarizes the gains (losses) recognized in the condensed consolidated statement of operations and in accumulated other comprehensive income for all derivatives for the three and six months ended June 30, 2010 (in thousands):

	Amount of Gain
	(Loss)	Gain Reclassified from		Loss on Derivative
	Recognized	Accumulated		Ineffectiveness and
	in OCI on	OCI into Income		Amounts Excluded from
Derivatives in Cash Flow	Derivative	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
Three months ended June 30, 2010:
Foreign exchange contracts	$(259)	Revenue	$952	Revenue	$(34)
				Interest income	$(8)
Six months ended June 30, 2010:
Foreign exchange contracts	$2,101	Revenue	$1,983	Revenue	$(339)
				Interest income	$(19)

	Gain
	Recognized in Income
Cash Flow Derivatives Not Designated as	on Derivative
Hedging Instruments	Location	Amount
Three months ended June 30, 2010:
Foreign exchange contracts	Revenue	$262

Six months ended June 30, 2010:
Foreign exchange contracts	Revenue	$522
The following summarizes the gains (losses) recognized in the condensed consolidated statement of operations and in accumulated other comprehensive income for all derivatives for the three and six months ended June 30, 2009 (in thousands):

	Amount of Gain
	(Loss)	Gain Reclassified from		Loss on Derivative
	Recognized	Accumulated		Ineffectiveness and
	in OCI on	OCI into Income		Amounts Excluded from
Derivatives in Cash Flow	Derivative	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
Three months ended June 30, 2009:
Foreign exchange contracts	$(5,219)	Revenue	$4,301	Revenue	$(390)
				Interest income	$56
Six months ended June 30, 2009:
Foreign exchange contracts	$1,782	Revenue	$7,306	Revenue	$(1,243)
Foreign exchange contracts	$(68)			Interest income	$(46)

	Gain
	Recognized in Income
Cash Flow Derivatives Not Designated as	on Derivative
Hedging Instruments	Location	Amount
Three months ended June 30, 2009:
Foreign exchange contracts	Revenue	$307

Six months ended June 30, 2009:
Foreign exchange contracts	Revenue	$430
We estimate that $6.6 million of net gains from derivative instruments included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Property, Plant and Equipment

	June 30,	December 31,
	2010	2009
	(In thousands)
Land and land improvements	$26,852	$26,852
Buildings	68,843	68,698
Leasehold improvements	11,209	11,133
Equipment, furniture and fixtures	168,047	156,669
Satellite capacity under construction (see Note 17)	34,116	27,412
Other construction in progress	26,395	17,243

	335,462	308,007
Accumulated depreciation and amortization	(112,294)	(100,011)

	$223,168	$207,996

Depreciation and amortization expense for property, plant and equipment was $6.3 million and $6.4 million for the three months ended June 30, 2010 and 2009, respectively, and $12.3 million and $12.2 million for the six months ended June 30, 2010 and 2009, respectively.
8. Investments in Affiliates
Investments in affiliates consists of:

	June 30,	December 31,
	2010	2009
	(In thousands)
Telesat Holdings Inc.	$212,562	$208,101
XTAR, LLC	67,926	72,284
Other	1,521	1,648

	$282,009	$282,033

Equity in net (losses) income of affiliates consists of:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Telesat Holdings Inc.	$(42,360)	$80,583	$4,703	$78,292
XTAR, LLC	(1,951)	4,693	(4,358)	1,316
Other	(63)	—	(127)	—

	$(44,374)	$85,276	$218	$79,608

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues	$23,269	$16,595	$45,451	$40,843
Elimination of Loral’s proportionate share of (profits) losses relating to affiliate transactions	(2,347)	2,005	(3,710)	(243)
Profits (losses) relating to affiliate transactions not eliminated	1,320	(1,143)	2,088	152

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We use the equity method of accounting for our majority economic interest in Telesat because we own 33 1/3% of the voting stock and do not exercise control via other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.
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
Telesat
The following table presents summary financial data for Telesat in accordance with U.S. GAAP:
Statement of Operations Data:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues	$199,593	$172,150	$391,112	$337,397
Operating expenses	(46,367)	(52,870)	(95,080)	(103,204)
Depreciation, amortization and stock-based compensation	(62,225)	(55,604)	(123,533)	(106,122)
Operating income	91,001	63,676	172,499	128,071
Interest expense	(58,869)	(54,410)	(118,805)	(108,546)
Financial instruments gains (losses)	49,679	(93,265)	6,626	(47,265)
Foreign exchange (losses) gains	(142,351)	236,678	(33,355)	155,678
Other expense	(901)	(2,234)	(1,177)	(1,778)
Income tax benefit (provision)	135	(8,400)	(10,173)	(15,423)
Net (loss) income	(61,306)	141,954	15,615	110,736
Balance Sheet Data:

	June 30,	December 31,
	2010	2009
	(In thousands)
Current assets	$276,209	$251,573
Total assets	4,975,765	4,994,684
Current liabilities	231,016	195,890
Long-term debt, including current portion	2,937,288	2,953,281
Total liabilities	4,021,673	4,041,932
Redeemable preferred stock	132,940	134,291
Shareholders’ equity	821,152	818,461
XTAR
We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions and therefore do not satisy the U.S. GAAP requirement for treatment as a consolidated subsidiary.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In January 2005, Hisdesat provided XTAR with a convertible loan in the amount of $10.8 million due February 2011, for which Hisdesat received enhanced governance rights in XTAR. If Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%.
XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders is $24 million in 2010, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Interest on XTAR’s outstanding lease obligations to Hisdesat is paid through the issuance of a class of non-voting membership interests in XTAR, which enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for catch up payments through June 30, 2010 were $6.7 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR.
XTAR-EUR was launched on Arianespace, S.A.’s (“Arianespace”) Ariane ECA launch vehicle in 2005. The price for this launch had two components — the first, consisting of a $15.8 million 10% interest paid-in-kind loan provided by Arianespace, was repaid in full by XTAR on July 6, 2007. The second component of the launch price consisted of a revenue-based fee to be paid to Arianespace over XTAR-EUR’s 15 year in-orbit operations. This fee, also referred to as an incentive fee, equaled 3.5% of XTAR’s annual operating revenues, subject to a maximum threshold. On February 29, 2008, XTAR paid Arianespace $1.5 million representing the incentive fee through December 31, 2007. On January 27, 2009, Arianespace agreed to eliminate the remaining incentive fee in exchange for $8.0 million payable in three installments. XTAR paid the first installment of $4 million in February 2009 and the remaining two installments of $2 million each in April and June 2009. As a result of the payment of the three installments, XTAR has no further obligations under the launch services agreement with Arianespace. XTAR’s net income for the three and six months ended June 30, 2009 included a gain of $11.7 million related to the extinguishment of this liability.
To enable XTAR to make these settlement payments to Arianespace, XTAR issued a capital call to its LLC members. The capital call required Loral to increase its investment in XTAR by approximately $4.5 million in the first quarter of 2009, representing Loral’s 56% share of the $8 million capital call.
The following table presents summary financial data for XTAR:
Statement of Operations Data:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues	$8,903	$8,230	$16,844	$14,591
Operating expenses	(8,876)	(8,684)	(17,394)	(17,145)
Depreciation and amortization	(2,404)	(2,404)	(4,809)	(4,809)
Operating loss	(2,377)	(2,858)	(5,359)	(7,363)
Net (loss) income	(3,491)	8,390	(7,777)	2,374
Balance Sheet Data:

	June 30,	December 31,
	2010	2009
	(In thousands)
Current assets	$6,441	$10,372
Total assets	98,341	107,084
Current liabilities	59,886	45,672
Total liabilities	66,916	67,882
Members’ equity	31,425	39,202

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other
As of June 30, 2010 and December 31, 2009, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.
9. Intangible Assets and Amortization of Fair Value Adjustments
Intangible assets were established in connection with our adoption of fresh-start accounting and consist of:

	Weighted Average
	Remaining	June 30, 2010		December 31, 2009
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)
Internally developed software and technology	2	$59,027	$(51,380)	$59,027	$(45,972)
Trade names	16	9,200	(2,185)	9,200	(1,955)

		$68,227	$(53,565)	$68,227	$(47,927)

Total amortization expense for intangible assets was $2.8 million for each of the three month periods ended June 30, 2010 and 2009 and $5.6 million for each of the six month periods ended June 30, 2010 and 2009. Annual amortization expense for intangible assets for the five years ending December 31, 2014 is estimated to be as follows (in thousands):

2010	$9,190
2011	2,931
2012	2,314
2013	460
2014	460
The following summarizes fair value adjustments in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities:

	June 30,	December 31,
	2010	2009
	(In thousands)
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	17,764	16,446

	$(19,132)	$(20,450)

Net amortization of these fair value adjustments was a credit to expense of $0.4 million and a charge to expense of $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and a credit to expense of $1.3 million and a charge to expense of $1.1 million for the six months ended June 30, 2010 and 2009, respectively.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Debt
SS/L has a credit agreement with several banks and other financial institutions. The credit agreement provides for a $100.0 million senior secured revolving credit facility. The revolving facility includes a $50.0 million letter of credit sublimit. The credit agreement matures on October 16, 2011.
The following summarizes information related to the SS/L credit agreement (in thousands):

	June 30,	December 31,
	2010	2009
Letters of credit outstanding	$4,911	$4,921
Borrowings	—	—

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest expense (including commitment and letter of credit fees)	$200	$186	$398	$711
Amortization of issuance costs	$219	$219	$438	$438
11. Income Taxes
During 2010 and 2009, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal.
As of June 30, 2010, we had unrecognized tax benefits relating to uncertain tax positions (“UTPs”) of $120.6 million. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of June 30, 2010, we have accrued approximately $21.7 million and $22.7 million for the payment of potential tax-related interest and penalties, respectively.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2005. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our state income tax returns filed for 2005 and federal and state income tax returns filed for 2006, potentially resulting in the recognition of $7.0 million of tax benefits.
The liability for UTPs is included in long-term liabilities in the condensed consolidated balance sheets. For the three months ended June 30, 2010 and 2009 we increased our liability for UTPs from $113.7 million to $115.2 million and from $110.7 million to $114.4 million, respectively. The increase of $1.5 million and $3.7 million for the three months ended June 30, 2010 and 2009, respectively, primarily related to our current provision for potential additional interest and penalties. For the six months ended June 30, 2010 and 2009 we increased our liability for UTPs from $111.3 million to $115.2 million and from $109.0 million to $114.4 million, respectively. The net increase of $3.9 million for the six months ended June 30, 2010 related to (i) an increase of $0.7 million to our current provision for UTPs, (ii) an increase of $3.5 million to our current provision for potential additional interest and penalties, partially offset by (iii) a decrease of $0.3 million from the reversal of liabilities for UTPs due to the expiration of the statute of limitations for the assessment of additional state tax for 2004 treated as a current income tax benefit. The net increase of $5.4 million for the six months ended June 30, 2009 related to (i) an increase of $0.5 million to our current provision for UTPs, (ii) an increase of $5.8 million to our current provision for potential additional interest and penalties, partially offset by (iii) a decrease of $0.9 million from the reversal of liabilities for UTPs due to the expiration of the statute of limitations for the assessment of additional state tax for 2003 and 2004 treated as a current income tax benefit.
As of June 30, 2010, if our positions are sustained by the taxing authorities, approximately $115.3 million would reduce the Company’s future income tax provisions. Other than as described above, there were no significant changes to our uncertain tax positions during the six months ended June 30, 2010, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The PPACA changes the tax treatment related to an existing retiree drug subsidy (RDS) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will reduce our income tax deduction for health care expenses beginning in 2013. This new requirement did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2010 since we maintain a full valuation allowance against the deferred tax asset for retiree health benefits.
12. Stock-Based Compensation
As of June 30, 2010, there were 603,596 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if SS/L phantom stock appreciation rights are settled in Loral common stock.
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
In June 2009, the Company introduced a performance based long-term incentive compensation program consisting of SS/L phantom stock appreciation rights (“SS/L Phantom SARs”). Because SS/L common stock is not freely tradable on the open market and thus does not have a readily ascertainable market value, SS/L equity value under the program is derived from an Adjusted EBITDA-based formula. Each SS/L Phantom SAR provides the recipient with the right to receive an amount equal to the increase in SS/L’s notional stock price over the base price multiplied by the number of SS/L Phantom SARs vested on the applicable vesting date, subject to adjustment. SS/L Phantom SARs are settled and the SAR value (if any) is paid out on each vesting date. SS/L Phantom SARs may be settled in Loral common stock (based on the fair value of Loral common stock on the date of settlement) or cash at the option of the Company. SS/L Phantom SARs awarded in 2010 and 2009 have a three year or a four year vesting schedule.
In May 2010, 175,000 SS/L Phantom SARs were awarded to employees with the following four year vesting schedule: 25% vest on March 18, 2011, 25% vest on March 18, 2012, 25% vest on March 18, 2013 and 25% vest on March 18, 2014. During 2009, 475,000 SS/L Phantom SARs were awarded to employees with the following three year vesting schedule: 50% vest on March 18, 2010, 25% vest on March 18 of 2011 and 25% vest on March 18, 2012. In addition, 65,000 SS/L Phantom SARs were awarded in 2009 with the following four year vesting schedule: 25% vest on March 18, 2010, 25% vest on March 18 of 2011, 25% vest on March 18, 2012 and 25% vest on March 18, 2013. The fair value of the SS/L Phantom SARs is included as a liability in our consolidated balance sheets. The payout liability is adjusted each reporting period to reflect the fair value of the underlying SS/L equity based on the actual performance of SS/L. As of June 30, 2010 and December 31, 2009, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $2.3 million and $2.7 million, respectively. During the six months ended June 30, 2010 cash payments of $3.6 million were made related to the settlement of SS/L Phantom SARs.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total stock-based compensation was $2.0 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively, and $5.2 million and $4.6 million for the six months ended June 30, 2010 and 2009, respectively.
13. Pensions and Other Employee Benefit Plans
The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months and six months ended June 30, 2010 and 2009:

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$2,596	$2,261	$234	$264
Interest cost	6,117	5.996	981	1,050
Expected return on plan assets	(5,157)	(4,273)	(8)	(13)
Amortization of prior service credits and net actuarial loss or (gain)	131	226	(166)	(133)

Net periodic cost	$3,687	$4,210	$1,041	$1,168

	Pension Benefits		Other Benefits
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$5,192	$4,522	$468	$528
Interest cost	12,234	11,992	1,962	2,100
Expected return on plan assets	(10,314)	(8,546)	(16)	(26)
Amortization of prior service credits and net actuarial loss or (gain)	262	452	(332)	(266)

Net periodic cost	$7,374	$8,420	$2,082	$2,336

14. Commitments and Contingencies
Financial Matters
SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the six months ended June 30, 2010, is as follows (in thousands):

Balance of deferred amounts at January 1, 2010	$37,167
Warranty costs incurred including payments	(610)
Accruals relating to pre-existing contracts (including changes in estimates)	90

Balance of deferred amounts at June 30, 2010	$36,647

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included in our condensed consolidated balance sheet as of June 30, 2010 were $272 million, net of fair value adjustments of $18 million. Approximately $143 million of the gross orbital receivables are related to satellites launched as of June 30, 2010 and $147 million are related to satellites under construction as of June 30, 2010. There were no vendor financing receivables in our condensed consolidated balance sheet as of June 30, 2010.
As of June 30, 2010, SS/L had $1 million of past due receivables from a highly leveraged customer related to an in-orbit SS/L-built satellite and other related deliverables. In addition to this amount, the customer is contractually obligated to make payments to SS/L of $37 million plus interest for orbital incentives and future milestones with respect to this in-orbit satellite and the other deliverables. SS/L is also in the process of constructing a second satellite for this customer. As of June 30, 2010, SS/L has $16 million of past due receivables and expects to receive $59 million plus interest for future milestone payments and orbital incentives with respect to that satellite. The opinion issued by the customer’s independent auditors for the customer’s most recent audited financial statements expressed substantial doubt about the customer’s ability to continue as a going concern, and there can be no assurance that the customer will not default on its payment obligations. SS/L believes that both the satellite in orbit and the satellite under construction, as well as other deliverables under contract, are critical to the execution of the operation and business plan of this customer. In addition, SS/L’s contracts with this customer require that SS/L provide orbital anomaly and troubleshooting support for the life of the satellites. SS/L believes, therefore, that, because of the importance to the customer of the satellites and SS/L’s ongoing technical support, this customer (or its successor if it undergoes reorganization) will likely fulfill its contractual payment obligations and that SS/L will not incur a material loss with respect to the past due receivables or amounts scheduled to be paid in the future. Moreover, even if the customer were to default and not complete its payments for the satellite under construction, SS/L believes that the value of the work-in-progress would be sufficient so that SS/L will not incur a material loss with respect to that satellite.
As of June 30, 2010, SS/L had past due receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $7 million. In addition, ICO has future payment obligations to SS/L that total approximately $25 million, of which approximately $12 million (including $9 million of orbital incentives) is included in long-term receivables. ICO, which filed for bankruptcy protection under chapter 11 of the Bankruptcy Code in May 2009, has agreed to, and the ICO Bankruptcy Court has approved, ICO’s assumption of its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of ICO’s plan of reorganization), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. ICO’s plan of reorganization was confirmed by the ICO Bankruptcy Court in October 2009. The effective date of the plan is subject to, among other things, funding of a new exit financing facility, regulatory approval of the FCC and favorable resolution of any appeals or a finding that such appeals are moot.
See Note 17 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.
Satellite Matters
Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty nine of the satellites built by SS/L and launched since 1997 and still on orbit have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L. SS/L has implemented remediation measures that SS/L believes will reduce this type of anomaly for satellites launched after June 2001. Based upon information currently available relating to the power losses, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Nonperformance can increase costs and subject SS/L to damage claims from customers and termination of the contract for SS/L’s default. SS/L’s contracts contain detailed and complex technical specifications to which the satellite must be built. It is very common that satellites built by SS/L do not conform in every single respect to, and contain a small number of minor deviations from, the technical specifications. Customers typically accept the satellite with such minor deviations. In the case of more significant deviations, however, SS/L may incur increased costs to bring the satellite within or close to the contractual specifications or a customer may exercise its contractual right to terminate the contract for default. In some cases, such as when the actual weight of the satellite exceeds the specified weight, SS/L may incur a predetermined penalty with respect to the deviation. A failure by SS/L to deliver a satellite to its customer by the specified delivery date, which may result from factors beyond SS/L’s control, such as delayed performance or nonperformance by its subcontractors or failure to obtain necessary governmental licenses for delivery, would also be harmful to SS/L unless mitigated by applicable contract terms, such as excusable delay. As a general matter, SS/L’s failure to deliver beyond any contractually provided grace period would result in the incurrence of liquidated damages by SS/L, which may be substantial, and if SS/L is still unable to deliver the satellite upon the end of the liquidated damages period, the customer will generally have the right to terminate the contract for default. If a contract is terminated for default, SS/L would be liable for a refund of customer payments made to date, and could also have additional liability for excess re-procurement costs and other damages incurred by its customer, although SS/L would own the satellite under construction and attempt to recoup any losses through resale to another customer. A contract termination for default could have a material adverse effect on SS/L and us.
SS/L has a contract-in-process which, as of March 31, 2010, had an estimated delivery date later than the contractually specified date after which the customer was entitled to terminate the contract for default. In May 2010, the customer contract was amended to revise the delivery date such that the current estimated delivery date precedes the contractually specified date after which the customer may terminate the contract for default.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company’s insurers have denied coverage of an award of fees and expenses of $8.8 million to counsel for the derivative plaintiffs in the above-referenced Delaware litigation (the “Derivative Fee Award”) and of an award of fees and expenses of $10.6 million to class counsel in that litigation (the “Class Counsel Fee Award” and, together with the Derivative Fee Award, the “Fee Awards”). In December 2008, the insurers commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking a declaratory judgment declaring that (x) the applicable insurance policies do not provide coverage for the Fee Awards; (y) even if the terms of the policies would otherwise cover the Fee Awards, Loral breached the cooperation clause of the policies thereby relieving the insurers of any liability under the policies; and (z) in the alternative, to the extent that the court finds that Loral is entitled to coverage of the Fee Awards, coverage is available only for a small portion of the Derivative Fee Award. The Company believes that the Fee Awards are covered by and reimbursable under its insurance and, in February 2009, the Company filed its answer and counterclaims in which it asserted its rights to coverage. In April 2009, the insurers filed their reply and defenses to the Company’s counterclaims. In May 2009, the insurers filed a motion for partial summary judgment declaring that there is no coverage for the Fee Awards. In July 2009, the Company filed its opposition to the insurers’ motion and its own cross motion for partial summary judgment declaring that the Fee Awards are covered under the applicable insurance policies. In February 2010, the court granted the Company’s motion and denied the insurers’ motion, declaring that the Fee Awards are covered by the applicable insurance policies. The insurers have appealed the court’s decision, oral argument on the appeal was held in May 2010, and a decision by the court is pending.
The Company has received requests for indemnification and advancement of expenses from its directors who are not affiliated with MHR under their indemnification agreements with the Company for any losses or costs they may incur as a result of the In re: Loral Space and Communications Inc. Consolidated Litigation and Babus lawsuits. As of June 30, 2010, after giving effect to a $5.0 million deductible, the insurers have paid approximately $9.8 million in defense costs for the Company’s directors who are not affiliated with MHR. In July 2010, the insurers paid $1.2 million with respect to a settlement of the Company’s claim for coverage of $1.6 million of defense costs for which the insurers had previously denied coverage. The settlement has been included as a reduction of selling, general and administrative expenses during the three months ended June 30, 2010.
In addition, the Company has received a request for indemnification from its directors who are affiliated with MHR for defense costs in the amount, as of November 30, 2008, of approximately $18 million (the “MHR-Affiliated Director Indemnity Claim”). The Company has received an opinion from an independent counsel that the MHR-affiliated directors are entitled to indemnification for reasonable expenses incurred by them in defense of the claims asserted against them in their capacity as directors. The Company has referred the request for indemnification to Mr. John Stenbit, who was appointed by the Board of Directors to act as an independent special committee of the Board with respect to resolution of the MHR-affiliated directors’ claim for indemnification. In April 2010, the special committee determined that $14.4 million should be paid to the MHR-affiliated directors with respect to their claim and fees associated with enforcement of their right to indemnification. The special committee reached its determination after mediation sessions held in April 2010 between the special committee and the MHR-affiliated directors, conducted under the auspices of a former Justice of the Delaware Supreme Court. Loral recorded a charge for this claim of $14.4 million in the condensed consolidated statement of operations for the six months ended June 30, 2010. This amount was paid by Loral to the MHR-affiliated directors in May 2010. The MHR-affiliated directors have accepted this payment in full and final satisfaction of their claim and provided a release to Loral. Loral’s insurers have taken the position that no coverage is available for the MHR-Affiliated Director Indemnity Claim. The Company does not agree with the insurers’ position and, through an amendment to its complaint in the above-referenced insurance coverage litigation, is seeking to recover from the insurers substantially all of the amount paid to the MHR-affiliated directors, subject to the coverage limits of its insurance policy.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
There can be no assurance that the Company’s positions regarding insurance coverage for the Fee Awards or the MHR-Affiliated Director Indemnity Claim will prevail or, if it does prevail on one or more of its positions, that the coverage limit will be adequate to cover the Fee Awards and all defense costs for its directors (including any amounts properly payable to the MHR-affiliated directors).
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
Old Loral Class Action Securities Litigations
Beleson. In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz, the former Chief Executive Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets by Old Loral to Intelsat and Old Loral’s chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. The defendant filed a motion for summary judgment in July 2008, and plaintiffs filed a cross-motion for partial summary judgment in September 2008. In February 2009, the court granted defendant’s motion and denied plaintiffs’ cross motion. In March 2009, plaintiffs filed a notice of appeal with respect to the court’s decision. Pursuant to stipulations entered into in February and July 2010 among the parties and the plaintiffs in the Christ case discussed below, the appeal, which has been consolidated with the Christ case, was withdrawn, provided however, that plaintiffs may reinstate the appeal on or before August 20, 2010. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims of Directors and Officers of Old Loral.”

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Christ. In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend, the former Chief Financial Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In September 2008, the parties entered into an agreement to settle the case, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. By order dated February 26, 2009, the court finally approved the settlement as fair, reasonable and adequate and in the best interests of the class. Certain class members objected to the settlement and filed a notice of appeal, and other class members, who together had class period purchases valued at approximately $550,000, elected to opt out of the class action settlement and commenced individual lawsuits against the defendants. In August 2009, the objecting and opt-out class members entered into an agreement with the defendants to settle their claims, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. In addition, in March 2009, at the time that they filed a notice of appeal with respect to the Beleson decision (discussed above), the plaintiffs in the Beleson case also filed a notice of appeal with respect to the court’s decision approving the Christ settlement, arguing that the Christ settlement impairs the rights of the Beleson class. This appeal has been consolidated with the appeal in the Beleson case discussed above and, pursuant to stipulations entered into in February and July 2010 among the parties and the plaintiffs in the Beleson case, was withdrawn, provided, however, that the Beleson plaintiffs may reinstate the appeal on or before August 20, 2010. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that, should the settlement not be consummated or should any objectors who opted out of the settlement prevail in lawsuits they may bring, to the extent that any award is ultimately granted to the plaintiffs or objectors in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims of Directors and Officers of Old Loral.”
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Earnings Per Share
Basic earnings per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of weighted average common shares outstanding for diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Common and potential common shares:
Weighted average common shares outstanding	29,984	29,753	29,923	29,727
Stock options	—	—	342	—
Unvested restricted stock units	—	143	196	72
Unvested restricted stock	—	8	11	4
Unvested SS/L Phantom SARs	—	—	92	—

Common and potential common shares	29,984	29,904	30,564	29,803

For the six months ended June 30, 2010 and 2009 and the three months ended June 30, 2009, the effect of certain stock options outstanding, which would be calculated using the treasury stock method and certain non-vested restricted stock and non-vested RSUs was excluded from the calculation of diluted income per share, as the effect would have been antidilutive. For the three months ended June 30, 2010, all stock options outstanding, non-vested restricted stock and non-vested RSUs were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive The following summarizes stock options outstanding, non-vested restricted stock and non-vested restricted stock units excluded from the calculation of diluted income (loss) per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Stock options outstanding	1,435	2,158	125	2,158

Shares of non-vested restricted stock	16	51	—	51

Non-vested restricted stock units	238	23	8	23

Non-vested SS/L Phantom SARs	106	—	—	—

16. Segments
Loral has two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the three and six months ended June 30, 2010 and 2009. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting. Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Loral. Summarized financial information concerning the reportable segments is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues
Satellite manufacturing:
External revenues	$256,689	$254,858	$463,428	$443,108
Intersegment revenues(1)	24,503	21,001	48,618	49,198

Satellite manufacturing revenues	281,192	275,859	512,046	492,306
Satellite services revenues(2)	199,593	172,150	391,112	337,397

Operating segment revenues before eliminations	480,785	448,009	903,158	829,703
Intercompany eliminations(3)	(1,230)	(4,412)	(3,170)	(8,368)
Affiliate eliminations(2)	(199,593)	(172,150)	(391,112)	(337,397)

Total revenues as reported	$279,962	$271,447	$508,876	$483,938

Segment Adjusted EBITDA(4)
Satellite manufacturing	$37,040	$12,109	$49,770	$22,546
Satellite services(2)	153,225	119,280	296,058	234,193
Corporate(5)	(2,870)	(6,352)	(6,771)	(10,751)

Adjusted EBITDA before eliminations	187,395	125,037	339,057	245,988
Intercompany eliminations(3)	(194)	(525)	(512)	(1,092)
Affiliate eliminations(2)	(153,225)	(119,280)	(296,058)	(234,193)

Adjusted EBITDA	33,976	5,232	42,487	10,703

Depreciation, Amortization and Stock-Based Compensation(4)
Satellite manufacturing	(9,998)	(12,202)	(19,503)	(22,132)
Satellite services(2)	(62,225)	(55,604)	(123,533)	(106,122)
Corporate	(880)	(725)	(1,796)	(1,745)

Segment depreciation before affiliate eliminations	(73,103)	(68,531)	(144,832)	(129,999)
Affiliate eliminations(2)	62,225	55,604	123,533	106,122

Depreciation, amortization and stock-based compensation as reported	(10,878)	(12,927)	(21,299)	(23,877)

Directors’ indemnification expense (6)	—	—	(14,357)	—

Operating (loss) income as reported	$23,098	$(7,695)	$6,831	$(13,175)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30,	December 31,
	2010	2009
	(In thousands)
Total Assets
Satellite manufacturing	$931,878	$863,866
Satellite services (includes goodwill of $2.3 billion in 2010 and 2009)(2)	5,188,327	5,202,785
Corporate(4)	172,221	181,485

Total Assets before affiliate eliminations	6,292,426	6,248,136
Affiliate eliminations(2)	(4,975,765)	(4,994,684)

Total assets as reported(7)	$1,316,661	$1,253,452

(1)
Intersegment revenues for satellite manufacturing includes affiliate revenue of $23.3 million and $16.6 million for the three months ended June 30, 2010 and 2009, respectively, and $45.5 million and $40.8 million for the six months ended June 30, 2010 and 2009, respectively.

(2)
Satellite services represents Telesat. Affiliate eliminations represent the elimination of amounts attributable to Telesat whose results are reported under the equity method of accounting in our condensed consolidated statements of operations (see Note 8).

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for a satellite under construction by SS/L for Loral.

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
17. Related Party Transactions
Transactions with Affiliates
Telesat
As described in Note 8, we own 64% of Telesat and account for our ownership interest under the equity method of accounting.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of June 30, 2010, SS/L had contracts with Telesat for the construction of the Telestar 14R, Nimiq 6 and Anik G1 satellites. Information related to satellite construction contracts with Telesat is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues from Telesat satellite construction contracts	$23,277	$16,571	$45,446	$40,819
Milestone payments received from Telesat	33,718	16,894	52,987	31,618
Amounts receivable by SS/L from Telesat as of June 30, 2010 and December 31, 2009, were $22.7 million and $6.1 million, respectively, related to satellite construction contracts.
On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat can issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses included income related to the Consulting Agreement of $1.25 million for each of the three month periods ended June 30, 2010 and 2009 and $2.5 million for each of the six month periods ended June 30, 2010 and 2009. We also had a long-term receivable related to the Consulting Agreement from Telesat of $14.5 million and $11.6 million as of June 30, 2010 and December 31, 2009, respectively.
In connection with the Telesat transaction, Loral has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of both June 30, 2010 and December 31, 2009 we had recognized liabilities of approximately $6.2 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $6.6 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.
In connection with an agreement entered into between SS/L and ViaSat, Inc. (“ViaSat”) for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1, on January 11, 2008, we entered into certain agreements, described below, pursuant to which we are investing in the Canadian coverage portion of the ViaSat-1 satellite. Michael B. Targoff and another Loral director serve as members of the ViaSat Board of Directors.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. The aggregate cost to us for the foregoing is estimated to be approximately $60.0 million. SS/L commenced construction of the Viasat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $7.0 million and $25.0 million for the three months ended June 30, 2010 and 2009, respectively, and $18.0 million and $47.4 million for the six months ended June 30, 2010 and 2009, respectively. Loral’s cumulative costs for the Loral Payload were $34.1 million as of June 30, 2010, which is reflected as satellite capacity under construction in property, plant and equipment.
An Option Agreement between us and Telesat gave Telesat the option to cause us to assign to Telesat our rights and obligations with respect to the Loral Payload and all of our rights and obligations under the Beam Sharing Agreement upon certain payments by Telesat to us. In consideration for the grant of the option, Telesat (i) agreed in a Cooperation Agreement with us and ViaSat (the “Cooperation Agreement”) to relinquish certain rights Telesat has to the 115 o W.L. orbital position (the “Orbital Slot”) so as to make those rights available to ViaSat pursuant to a license (the “ViaSat License”) to be granted by Mansat Limited (“Mansat”) to ViaSat and (ii) agreed to provide tracking, telemetry and control services to ViaSat for the ViaSat-1 Satellite and to pay us all of the recurring fees Telesat receives for providing such services. We have agreed to reimburse ViaSat for fees due to Mansat as well as certain other regulatory fees due under the ViaSat License for the life of the ViaSat-1 Satellite. Because Telesat did not exercise its option on or prior to its expiration in October 2009, Telesat is obligated, at our request, to transfer to us Telesat’s remaining rights from Mansat with respect to the Orbital Slot, and assign to us Telesat’s related rights and obligations under the Cooperation Agreement.
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
In January 2010, we entered into a Consulting Services Agreement with Telesat for Telesat to provide services related to gateway construction, regulatory and licensing support and preparation for satellite traffic operations for the Loral Payload. Payments under the agreement are on a time and materials basis. As of June 30, 2010, no amounts have been expensed or paid under this agreement.
Costs of satellite manufacturing for sales to related parties were $25.2 million and $41.5 million for the three months ended June 30, 2010 and 2009, respectively, and $54.7 million and $81.6 million for the six months ended June 30, 2010 and 2009, respectively.
In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of June 30, 2010 and December 31, 2009, our consolidated balance sheet included a liability of $7.5 million and $8.4 million, respectively, for the future use of these transponders. SS/L has also recorded $0.4 million and $0.5 million of interest expense on the liability related to these transponders for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 we made payments of $1.2 million including interest to Telesat pursuant to the agreement.
XTAR
As described in Note 8 we own 56% of XTAR, a joint venture between us and Hisdesat and account for our ownership interest in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of June 30, 2010 and December 31, 2009 were $1.9 million and $1.3 million, respectively. During the quarter ended March 31, 2009, Loral and XTAR agreed to defer receivable amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. Our selling, general and administrative expenses included offsetting income to the extent of cash received under this agreement of nil and $0.3 million for the three months ended June 30, 2010 and 2009 and nil and $0.8 million for the six months ended June 30, 2010 and 2009, respectively.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
MHR Fund Management LLC
Two of the managing principals of MHR, Mark H. Rachesky and Hal Goldstein, and a former managing principal of MHR, are members of Loral’s board of directors. Prior to December 23, 2008, various funds affiliated with MHR held all issued and outstanding shares of Loral Series-1 Preferred Stock which was issued in February 2007. Pursuant to an order of the Delaware Chancery Court, on December 23, 2008, we issued to the MHR Funds 9,505,673 shares of Non-Voting Common Stock, and all shares of Loral Series-1 Preferred Stock (including all PIK dividends) previously issued to the MHR Funds pursuant to the Securities Purchase Agreement were cancelled.
Also pursuant to the Delaware Chancery Court Order, on December 23, 2008, Loral and the MHR Funds entered into a registration rights agreement which provides for registration rights for the shares of Non-Voting Common Stock, in addition and substantially similar to, the registration rights provided for the shares of Voting Common Stock held by the MHR Funds. In addition, in June 2009, Loral filed a shelf registration statement covering shares of Voting Common Stock and Non-Voting Common Stock held by the MHR Funds, which registration statement was declared effective in July 2009. Various funds affiliated with MHR held, as of June 30, 2010 and December 31, 2009, approximately 39.3% and 39.9%, respectively, of the outstanding Voting Common stock and, as of June 30, 2010 and December 31, 2009, had a combined ownership of Voting and Non-Voting Common Stock of Loral of 58.4% and 59.0%, respectively.
Funds affiliated with MHR are participants in a $200 million credit facility of Protostar Ltd. (“Protostar”), dated March 19, 2008, with an aggregate participation of $6.0 million. The MHR funds also own certain equity interests in Protostar and have the right (which has not yet been exercised) to nominate one of nine directors to Protostar’s board of directors. During July 2009, Protostar filed for bankruptcy protection under chapter 11 of the Bankruptcy Code. The recovery, if any, that the funds affiliated with MHR may realize on their Protostar debt is subject to the Protostar bankruptcy process. Under the proposed Protostar reorganization plan, the funds affiliated with MHR will receive no distribution with respect to their equity interests in Protostar.
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
As of June 30, 2010, funds affiliated with MHR hold $83.7 million in principal amount of Telesat 11% Senior Notes and $29.75 million in principal amount of Telesat 12.5% Senior Subordinated Notes.
18. Subsequent Event
During July 2010, SS/L was awarded a satellite construction contract which we estimate will result in a loss to SS/L of approximately $16 million. We will recognize the full amount of the estimated loss on the contract in our condensed consolidated statement of operations in the third quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
INDEX

Topic	Location
Overview	Page 33

Consolidated Operating Results	Page 36

Liquidity and Capital Resources:

Loral	Page 45

Telesat	Page 48

Contractual Obligations	Page 50

Statement of Cash Flows	Page 50

Affiliate Matters	Page 51

Commitments and Contingencies	Page 51

Other Matters	Page 51
Loral Space & Communications Inc., a Delaware corporation, together with its subsidiaries (“Loral”, the “Company”, “we”, “our”, and “us”) is a leading satellite communications company engaged in satellite manufacturing with ownership interests in satellite-based communications services. The term “Parent Company” is a reference to Loral Space & Communications Inc., excluding its subsidiaries.
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
Overview
Businesses
Loral has two segments, satellite manufacturing and satellite services. Loral participates in satellite services operations principally through its ownership interest in Telesat.
Satellite Manufacturing
Space Systems/Loral, Inc. (“SS/L”) is a leading designer, manufacturer and integrator of powerful satellites and satellite systems for commercial and government customers worldwide. SS/L’s design, engineering and manufacturing excellence has allowed it to develop a large portfolio of highly engineered, mission-critical satellites and secure a leading industry presence. This position, coupled with SS/L’s technical innovation and record of reliability and customer support, provides SS/L with the ability to produce satellites that meet a broad range of customer requirements for broadband internet service to the home, mobile video and internet service, broadcast feeds for television and radio distribution, phone service, civil and defense communications, direct-to-home television broadcast, satellite radio, telecommunications backhaul and trunking, weather and environment monitoring and air traffic control. In addition, SS/L has applied its design and manufacturing expertise to produce spacecraft subsystems, such as batteries for the International Space Station, and to integrate government and other add-on missions on commercial satellites, which are referred to as hosted payloads.

As of June 30, 2010, SS/L had $1.9 billion in backlog for 22 satellites for customers including Intelsat Global S.A., SES S.A., Telesat Holdings Inc., Hispasat, S.A., EchoStar Corporation, Sirius-XM Satellite Radio, TerreStar Corporation, Asia Satellite Telecommunications Co. Ltd., Hughes Network Systems, LLC and ViaSat, Inc. As of December 31, 2009, SS/L’s backlog was $1.6 billion for 19 satellites. During July 2010, SS/L received an additional order for a new satellite that will be owned jointly by Eutelsat Communications and ictQATAR.
Satellite demand is driven by fleet replacement cycles, increased video, internet and data bandwidth demand and new satellite applications. SS/L expects its future success to derive from maintaining and expanding its share of the satellite construction contracts of its existing customers based on its engineering, technical and manufacturing leadership; its value proposition and record of reliability; the increased demand for satellite systems from new and existing customers as a result of new applications requiring high power and capacity satellites such as HDTV, 3-D TV and broadband; and expansion of its governmental contracts based on its record of reliability and experience with fixed-price contract manufacturing. We also expect SS/L to benefit from the increased revenues from larger and more complex satellites. As such, increased revenues as well as system and supply chain management improvements should enable SS/L to continue to improve its profitability.
The costs of satellite manufacturing include costs for material, subcontracts, direct labor and manufacturing overhead. Due to the long lead times required for certain of our purchased parts, and the desire to obtain volume-related price concessions, SS/L has entered into various purchase commitments with suppliers in advance of receipt of a satellite order. SS/L’s costs for material and subcontracts have been relatively stable and are generally provided by suppliers with which SS/L has a long-established history. The number of available suppliers and the cost of qualifying the component for use in a space environment to SS/L’s unique requirements limit the flexibility and advantages inherent in multiple sourcing options.
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
SS/L is preparing an initial public offering of up to 19.9% of its common stock (the “IPO”). The proceeds from this IPO would be used to further support the growth of SS/L’s business as well as for general corporate purposes. The Company is also evaluating other strategic alternatives for SS/L. SS/L filed a registration statement with the SEC in June 2010 to initiate the IPO process.

Satellite Services
Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.4 billion of backlog as of June 30, 2010.
The satellite services business is capital intensive and the build-out of a satellite fleet requires substantial time and investment. Once the investment in a satellite is made, the incremental costs to maintain and operate the satellite is relatively low over the life of the satellite with the exception of in-orbit insurance. Telesat has been able to generate a large contracted revenue backlog by entering into long-term contracts with some of its customers for all or substantially all of a satellite’s life. Historically, this has resulted in revenue from the satellite services business being fairly predictable.
Competition in the satellite services market has been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from terrestrial-based communications networks.
At June 30, 2010, Telesat had 12 in-orbit satellites. These 12 satellites had an average of approximately 54% of service life remaining, with an average service life remaining of approximately 7.9 years. Telesat currently has three satellites under construction, all by SS/L.
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
Telesat believes its existing satellite fleet supports a strong combination of existing backlog and revenue growth. The growth is expected to come from the Nimiq 5 satellite, which entered commercial service in October 2009, Telstar 14R, which Telesat expects to be launched in the second half of 2011, Nimiq 6, which is anticipated to be launched in the first half of 2012, the Anik G1 satellite, which Telesat anticipates will be launched in the second half of 2012 and the sale of available capacity on its existing satellites. Telesat believes this fleet of satellites provides a solid foundation upon which it will seek to grow its revenues and cash flows.
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
Telesat anticipates that it will be able to increase revenue without a proportional increase in operating expenses, allowing for profit margin expansion. The fixed cost nature of the business, combined with contracted revenue growth and other growth opportunities is expected to produce growth in operating income and operating cash flow.
For the remainder of 2010, Telesat continues to focus on the execution of its business plan to serve its customers and the market in which it participates, the sale of capacity on its existing satellites and the continuing efforts to achieve operating efficiencies. Telesat will also continue to pursue the expansion of its fleet with the on-going construction of Nimiq 6, Telstar 14R and Anik G1.
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 45% of Telesat’s revenues received in Canada for the three and six months ended June 30, 2010, certain of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2010 would have increased or decreased Telesat’s net gains (losses) on financial instruments and foreign exchange for the six months ended June 30, 2010 by approximately $157 million. During the period from October 31, 2007 to June 30, 2010, Telesat’s U.S. term loan facility, senior notes and senior subordinated notes have increased by approximately $170 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. term loan facility debt into CAD 1.224 billion of debt, decreased by approximately $184 million.

In July 2010, the Government of Canada adopted the legislative amendments proposed in its 2010 budget that exempt Canadian satellite operators, like Telesat, from certain restrictions on foreign ownership under the Telecommunications Act and the Radiocommunications Act. We believe that the removal of those restrictions will give Telesat access to additional sources of capital and, more generally, greater strategic flexibility to enhance its competitive position. The legislative amendments do not affect the nature of Loral’s ownership interest in, or rights with respect to the governance of, Telesat, nor do they alter the Canadian government’s authority to review foreign investment in Canadian companies under the Investment Canada Act, including the authority to review any changes to the nature of Loral’s ownership.
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
We are investing in the Canadian coverage portion of the ViaSat-1 satellite which is being constructed by SS/L. On December 31, 2009, we entered into an agreement to lease a portion of the Canadian coverage portion of the satellite and provide gateway services to an internet broadband service provider for CAD 262 million over the 15-year life of the satellite. Loral expects to have invested approximately $70 million, including costs for payload, launch, launch insurance, telemetry tracking and control services and gateways, excluding customer prepayments of between CAD 2.5 million and CAD 13.0 million, by the time service is initiated. Approximately $38 million has been invested through June 30, 2010, with the remaining $32 million to be invested by the end of 2011.
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
Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2010.
Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA reflects the results of our operating business segments for the three and six months ended June 30, 2010 and 2009. The balance of the discussion relates to our consolidated results, unless otherwise noted.
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
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, directors’ indemnification expense, other expense and equity in net income (losses) of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the ongoing business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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
The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements:
Revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Satellite Manufacturing	$281.2	$275.8	$512.1	$492.3
Satellite Services	199.6	172.2	391.1	337.4

Segment revenues	480.8	448.0	903.2	829.7
Eliminations(1)	(1.2)	(4.4)	(3.2)	(8.4)
Affiliate eliminations(2)	(199.6)	(172.2)	(391.1)	(337.4)

Revenues as reported(3)	$280.0	$271.4	$508.9	$483.9

See explanations below for Notes 1, 2 and 3.
Revenues from Satellite Manufacturing before eliminations increased $5 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, due to improved factory performance of $13 million and a $10 million increase from a volume-related change in future year overhead rate estimates, partially offset by a reduction of $18 million as a result of the timing of non-labor costs on contracts in process. Eliminations for the three months ended June 30, 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements).
Satellite Services segment revenue increased by $27 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, settlements from two terminated contracts, a significant equipment sale, growth in Telstar 18 service, the full quarter effect of Nimiq 5 which went into commercial service on October 2009 and increased revenue from Telstar 11N which went into commercial service in April 2009, partially offset by the termination of leasehold interests in Telstar 10, the removal of Nimiq 3 from service and decreased revenue from the automotive industry. Satellite Services segment revenues would have increased by approximately $14 million for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.
Revenues from Satellite Manufacturing before eliminations increased $20 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, due to improved factory performance of $15 million and a $10 million increase from a volume-related change in future year overhead rate estimates, partially offset by a reduction of $5 million as a result of the timing of non-labor costs on contracts in process. Eliminations for the six months ended June 30, 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements).
Satellite Services segment revenue increased by $54 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, settlements from two terminated contracts, a significant equipment sale, growth in Telstar 18 service, the full six month effect of Nimiq 5 and increased revenue from Telstar 11N, partially offset by the termination of leasehold interests in Telstar 10, the removal of Nimiq 3 from service and decreased revenue from the automotive industry. Satellite Services segment revenues would have increased by approximately $23 million for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.

Adjusted EBITDA:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Satellite Manufacturing	$37.1	$12.1	$49.8	$22.5
Satellite Services	153.2	119.3	296.0	234.2
Corporate expenses	(2.9)	(6.3)	(6.8)	(10.7)

Segment Adjusted EBITDA before eliminations	187.4	125.1	339.0	246.0
Eliminations(1)	(0.2)	(0.6)	(0.5)	(1.1)
Affiliate eliminations(2)	(153.2)	(119.3)	(296.0)	(234.2)

Adjusted EBITDA	$34.0	$5.2	$42.5	$10.7

See explanations below for Notes 1 and 2.
Satellite Manufacturing segment Adjusted EBITDA increased $25 million for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. The increase consists of a $13 million increase from improved factory performance, a $10 million increase from volume-related changes in future year overhead rate estimates and a $2 million decrease in general and administrative and pension expenses.
Satellite Services segment Adjusted EBITDA increased $34 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 primarily due to the revenue increase described above, expense reductions as a result of efficiencies gained from restructuring, reductions in third party satellite capacity, elimination of expenses associated with decreased revenue from the automotive and oil and gas industries, and the prior year period also included restructuring charges of $3 million, partially offset by the impact of U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA would have increased by approximately $24 million for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.
Corporate expenses decreased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to a $2 million reduction in deferred compensation expense because the maximum award under the deferred compensation plan was reached in 2009, and a $1 million settlement under our directors and officers liability insurance related to a claim for which the insurers had previously denied coverage.
Satellite Manufacturing segment Adjusted EBITDA increased $27 million for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. The increase consists of a $14 million increase from improved factory performance, a $10 million increase from volume-related changes in future year overhead rate estimates, a $1 million increase in gains from cash flow hedges of foreign currency denominated contracts and a $2 million decrease in general and administrative and pension expenses.
Satellite Services segment Adjusted EBITDA increased by $62 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily due to the revenue increase described above, expense reductions as a result of efficiencies gained from restructuring, reductions in third party satellite capacity, elimination of expenses associated with decreased revenue from the automotive and oil and gas industries, and the prior year period also included restructuring charges of $3 million, partially offset by the impact of U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA would have increased by approximately $40 million for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.
Corporate expenses decreased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a $3 million reduction in deferred compensation expense because the maximum award under the deferred compensation plan was reached in 2009, and a $1 million settlement under our directors and officers liability insurance related to a claim for which the insurers had previously denied coverage.

Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Adjusted EBITDA	$34.0	$5.2	$42.5	$10.7
Depreciation, amortization and stock-based compensation	(10.9)	(12.9)	(21.3)	(23.9)
Directors’ indemnification expense(4)	—	—	(14.4)	—

Operating income (loss)	23.1	(7.7)	6.8	(13.2)
Interest and investment income	2.8	1.9	6.1	3.6
Interest expense	(0.6)	1.2	(1.2)	—
Other income (expense)	1.0	—	0.9	(0.1)
Income tax provision	(1.6)	(6.4)	(3.1)	(6.4)
Equity in net (losses) income of affiliates	(44.4)	85.3	0.2	79.6

Net (loss) income	$(19.7)	$74.3	$9.7	$63.5

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for a satellite under construction by SS/L for Loral.

(2)
Represents the elimination of amounts attributed to Telesat whose results are reported under the equity method of accounting in our consolidated statements of operations (see Note 8 to the financial statements).

(3)
Includes revenues from affiliates of $23.3 million and $16.6 million for the three months ended June 30, 2010 and 2009, respectively, and $45.5 million and $40.8 million for the six months ended June 30, 2010 and 2009, respectively.

(4)	Represents the indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral.
Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009
The following compares our consolidated results for the three months ended June 30, 2010 and 2009 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Three Months
	Ended June 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$281	$276	2%
Eliminations	(1)	(5)	(80)%

Revenues from Satellite Manufacturing as reported	$280	$271	3%

Revenues from Satellite Manufacturing before eliminations increased $5 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, due to improved factory performance of $13 million and a $10 million increase from a volume-related change in future year overhead rate estimates, partially offset by a reduction of $18 million as a result of the timing of non-labor costs on contracts in process. Eliminations for the three months ended June 30, 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased $9 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.
Cost of Satellite Manufacturing

	Three Months
	Ended June 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Cost of Satellite Manufacturing	$237	$254	(7)%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	85%	94%

Cost of Satellite Manufacturing decreased by $17 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as a result of a $14 million decrease from the timing of non-labor costs on contracts in process, a $1 million decrease in deferred compensation expense because the maximum award under the deferred compensation plan was reached in 2009 and a $1 million reduction in amortization of intangible assets.
Selling, General and Administrative Expenses

	Three Months
	Ended June 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Selling, general and administrative expenses	$20	$25	(20)%

% of revenues as reported	7%	9%
Selling, general and administrative expenses decreased by $5 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to a $2 million reduction in deferred compensation expense because the maximum award under the deferred compensation plan was reached in 2009, a $1 million settlement under our directors and officers liability insurance related to a claim for which the insurers had previously denied coverage and a $1 million reduction in research and development expenses.
Interest and Investment Income

	Three Months
	Ended June 30,
	2010	2009
	(In millions)
Interest and investment income	$3	$2

Interest and investment income increased by $1 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to increased interest income on long-term orbital receivables as a result of satellite launches.
Interest Expense

	Three Months
	Ended June 30,
	2010	2009
	(In millions)
Interest expense	$1	$(1)

Interest expense for the three months ended June 30, 2010 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement. Interest expense for the three months ended June 30, 2009 includes a $1 million reversal of interest expense previously recorded due to the favorable resolution of a contingent liability.
Other Income (Expense)
Other income for the three months ended June 30, 2010 includes the reversal of a liability related to a sale of certain assets in a prior year.
Income Tax Provision
During 2010 and 2009, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal.
For the three months ended June 30, 2010, we recorded an income tax provision of $1.6 million on pre-tax income of $26.4 million as compared to a provision of $6.4 million on a pre-tax loss of $4.6 million for the three months ended June 30, 2009. The additional provision in 2009 related primarily to the application of our expected effective tax rate for the full year against current period results with the temporary suspension of net operating loss deductions in California, the benefit of which was reinstated in 2010, and new state tax penalties enacted into law during 2009 potentially applicable to a portion of our liability for UTPs.

Equity in Net (Losses) Income of Affiliates
Equity in net (losses) income of affiliates consists of:

	Three Months
	Ended June 30,
	2010	2009
	(In millions)
Telesat	$(42.4)	$80.6
XTAR	(2.0)	4.7

	$(44.4)	$85.3

Summary financial information for Telesat in accordance with U.S. GAAP is as follows (in millions):

	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	205.4	201.3	199.6	172.2
Operating expenses	(47.9)	(61.8)	(46.4)	(52.9)
Depreciation, amortization and stock-based compensation	(63.9)	(65.2)	(62.2)	(55.6)
Operating income	93.6	74.3	91.0	63.7
Interest expense	(60.6)	(63.6)	(58.9)	(54.5)
Financial instruments gains (losses)	51.6	(114.2)	49.7	(93.3)
Foreign exchange (losses) gains	(147.9)	288.5	(142.3)	236.7
Other (expense) income	(0.7)	(2.8)	(0.9)	(2.3)
Income tax provision	0.1	(9.9)	0.1	(8.4)
Net (loss) income	(63.9)	172.3	(61.3)	141.9
Average exchange rate for translating Canadian dollars to U.S. dollars			1.0287	1.1676
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of June 30, 2010 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing, which is due primarily in 2014.
A five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2010 would have increased or decreased Telesat’s net gains (losses) on financial instruments and foreign exchange for the three months ended June 30, 2010 by approximately $157 million.
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

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009
The following compares our consolidated results for the six months ended June 30, 2010 and 2009 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Six Months
	Ended June 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$512	$492	4%
Eliminations	(3)	(8)	(63)%

Revenues from Satellite Manufacturing as reported	$509	$484	5%

Revenues from Satellite Manufacturing before eliminations increased $20 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, due to improved factory performance of $15 million and a $10 million increase from a volume-related change in future year overhead rate estimates, partially offset by a reduction of $5 million as a result of the timing of non-labor costs on contracts in process. Eliminations for the six months ended June 30, 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased $25 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.
Cost of Satellite Manufacturing

	Six Months
	Ended June 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Cost of Satellite Manufacturing	$447	$451	(1)%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	88%	93%
Cost of Satellite Manufacturing decreased by $4 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as a result of a $2 million decrease in amortization of intangible assets, a $1 million decrease in deferred compensation expense because the maximum award under the deferred compensation plan was reached in 2009 and a $1 million decrease in pension expense.
Selling, General and Administrative Expenses

	Six Months
	Ended June 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Selling, general and administrative expenses	$41	$46	(11)%

% of revenues as reported	8%	9%
Selling, general and administrative expenses decreased by $5 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to a $3 million reduction in deferred compensation expense because the maximum award under the deferred compensation plan was reached in 2009, a $3 million decrease in research and development expenses and a $1 million settlement under our directors and officers liability insurance related to a claim for which the insurers had previously denied coverage, partially offset by a $2 million increase in new business acquisition expenses.
Directors’ Indemnification Expense
Director’s indemnification expense for the six months ended June 30, 2010 represents our indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral (see Note 14 to the financial statements).

Interest and Investment Income

	Six Months
	Ended June 30,
	2010	2009
	(In millions)
Interest and investment income	$6	$4

Interest and investment income increased by $2 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to increased interest income on long-term orbital receivables as a result of satellite launches.
Interest Expense

	Six Months
	Ended June 30,
	2010	2009
	(In millions)
Interest expense	$1	$—

Interest expense for the six months ended June 30, 2010 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement. Interest expense for the six months ended June 30, 2009 includes a $1 million reversal of interest expense previously recorded due to the favorable resolution of a contingent liability.
Other Income (Expense)
Other income for the six months ended June 30, 2010 includes the reversal of a liability related to a sale of certain assets in a prior year.
Income Tax Provision
During 2010 and 2009, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal.
For the six months ended June 30, 2010 we recorded an income tax provision of $3.2 million on pre-tax income of $12.7 million as compared to a provision of $6.4 million on a pre-tax loss of $9.7 million for the six months ended June 30, 2009. The additional provision in 2009 related to the application of our expected effective tax rate for the full year against current period results with the temporary suspension of net operating loss deductions in California, the benefit of which was reinstated in 2010, and new state tax penalties enacted into law during 2009 potentially applicable to a portion of our liability for UTPs.
Equity in Net (Losses) Income of Affiliates
Equity in net (losses) income of affiliates consists of:

	Six Months
	Ended June 30,
	2010	2009
	(In millions)
Telesat	$4.7	$78.3
XTAR	(4.4)	1.3
Other	(0.1)	—

	$0.2	$79.6

Summary financial information for Telesat in accordance with U.S. GAAP is as follows (in millions):

	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	404.6	406.8	391.1	337.4
Operating expenses	(98.5)	(124.4)	(95.1)	(103.2)
Depreciation, amortization and stock-based compensation	(127.7)	(128.0)	(123.5)	(106.1)
Operating income	178.4	154.4	172.5	128.1
Interest expense	(122.9)	(130.9)	(118.8)	(108.6)
Financial instruments gains (losses)	6.8	(57.0)	6.6	(47.3)
Foreign exchange (losses) gains	(34.5)	187.7	(33.3)	155.7
Other income (expense)	(1.1)	(2.1)	(1.2)	(1.8)
Income tax provision	(10.6)	(18.6)	(10.2)	(15.4)
Net income (loss)	16.1	133.5	15.6	110.7

Average exchange rate for translating Canadian dollars to U.S. dollars			1.0344	1.2056

	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	293.8	265.0	276.2	251.6
Total assets	5,293.8	5,260.4	4,975.8	4,994.7
Current liabilities	245.8	206.3	231.0	195.9
Long-term debt, including current portion	3,125.0	3,110.4	2,937.3	2,953.3
Total liabilities	4,278.7	4,257.0	4,021.7	4,041.9
Redeemable preferred stock	141.4	141.4	132.9	134.3
Shareholders’ equity	873.7	862.0	821.2	818.5
Period end exchange rate for tanslating Canadian dollars to U.S. dollars			1.0639	1.0532
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of June 30, 2010 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing, which is due primarily in 2014.
A five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2010 would have increased or decreased Telesat’s net gains (losses) on financial instruments and foreign exchange for the six months ended June 30, 2010 by approximately $157 million.
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
See Note 8 to the financial statements for information related to XTAR.

Backlog
Backlog as of June 30, 2010 and December 31, 2009, was as follows (in millions):

	June 30,	December 31,
	2010	2009
Satellite Manufacturing	$1,864	$1,632
Satellite Services	5,441	5,230

Total backlog before eliminations	7,305	6,862
Satellite Manufacturing eliminations	(7)	(9)
Satellite Services eliminations	(5,441)	(5,230)

Total backlog	$1,857	$1,623

The increase in Satellite Manufacturing backlog as of June 30, 2010 compared with December 31, 2009 was the result of four awards received, partially offset by revenues recognized, during the six months ended June 30, 2010. The increase in Satellite Services backlog as of June 30, 2010 compared with December 31, 2009 was the result of additional bookings, partially offset by exchange rate changes and revenues recognized during the six months ended June 30, 2010.
Liquidity and Capital Resources
Loral
As described above, the Company’s principal assets are 100% of the capital stock of SS/L and a 64% economic interest in Telesat. In addition, the Company has a 56% economic interest in XTAR and is also investing in the entire Canadian capacity of the ViaSat-1 satellite which is under construction. SS/L’s operations as well as the Canadian ViaSat-1 operations (insignificant other than capital expenditures until the satellite is launched) are consolidated in the Company’s financial statements, while the operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting. On August 4, 2010, SS/L filed an amended Registration Statement on Form S-1/A with the SEC for the sale of up to 19.9% of SS/L’s common stock.
The Parent Company has no debt. SS/L has a $100 million revolving credit facility under which only $5 million of letter of credit capacity is utilized as of June 30, 2010. Telesat has third party debt with financial institutions, and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. The Parent Company has provided a guarantee of SS/L’s $100 million credit facility but has not provided a guarantee for the Telesat or XTAR debt.
Cash is maintained at the Parent Company, SS/L, Telesat and XTAR to support the operating needs of each respective entity. The ability of SS/L and Telesat to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to the debt at each of those entities and in the case of Telesat and XTAR by their respective shareholder agreements.
The Parent Company’s cash flow is fairly predictable. SS/L’s cash flow, however, is subject to substantial fluctuation and is difficult to predict. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Revenues and profit from satellite sales under these long-term contracts are recognized using the cost-to-cost percentage of completion method, while SS/L’s cash receipts are tied to the achievement of contract milestones that are dependent in part on the ability of our subcontractors to deliver on time. Milestone payments are negotiated for each contract and the timing of milestone receipts does not match the timing of cash expenditures. As a result, the timing of revenue recognition and cash receipts do not match, creating fluctuations in contracts-in-process, long-term receivables and customer advances. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenues and cash flow.
Cash and Available Credit
At June 30, 2010, the Company had $142 million of cash and cash equivalents, $6 million of restricted cash and no debt outstanding. This represents a reduction of $27 million from our cash position at December 31, 2009. Our reduced cash position was expected and is primarily the result of growth of our contract assets, including our investment in orbital receivables and planned capital expenditures. During the first six months of 2010, SS/L has not borrowed any funds under its $100 million revolving credit agreement. The restricted cash balance at June 30, 2010 is substantially unchanged from December 31, 2009.

The SS/L Credit Agreement, which is guaranteed pursuant to a Parent Guarantee Agreement, provides SS/L with a $100 million revolving credit facility, including a $50 million letter of credit sub-limit. Any borrowings under the SS/L Credit Agreement mature on October 16, 2011. As of July 30, 2010, SS/L has borrowing availability of approximately $95 million under the facility after giving effect to approximately $5 million of outstanding letters of credit. SS/L anticipates that over the next 12 months it will be in compliance with all the covenants of the SS/L Credit Agreement and have full availability of the facility.
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
Orbital Receivables
Satellite construction contracts often include provisions for incentive payments pursuant to which a portion of the contract value (typically about 10%) is received over the life of the satellite (typically 15 years), which are referred to as orbital receivables. Receipt of these orbital receivables is contingent upon the on-orbit performance of the satellite in accordance with contractual specifications. We record these orbital receivables in long term receivables on our balance sheet as we record the revenues on the satellite during the construction period which is typically two to three years. The amount recorded as revenues is the net of (i) a factor to reflect the risk that a portion of the orbital incentives will be lost due to non-performance and (ii) a discount for the time value of money because the amounts will be collected over the operating life of the satellite.
As of June 30, 2010, SS/L has orbital receivables of approximately $272 million, net of fresh-start fair value adjustments of $18 million and warranty reserves. Of the gross orbital receivables as of June 30, 2010, approximately $143 million are related to satellites launched and $147 million are related to satellites that are under construction. This represents an increase in orbital receivables of approximately $32 million from December 31, 2009.
We anticipate that this orbital receivable asset, which represents a use of cash, will continue to grow. We will generate positive cash flow from orbital receivables once principal and interest payments received for those satellites that are operating in space becomes greater than the amount being deferred for satellites under construction. The timing of when we will have positive cash flow from orbital receivables is dependent on a number of factors including: the number of new satellite awards with the requirement for orbital incentive payments; the timing of the completion of contracts under construction; interest rates associated with orbital incentive payments; the performance of on-orbit satellites; and the number of satellites in operation as compared to the number of satellites under construction.
Liquidity
During the first six months of 2010, the Parent Company funded approximately $12 million of costs associated with the ViaSat-1 satellite and gateway equipment. The Parent Company received a CAD 1.0 million prepayment in January 2010 from the ViaSat-1 lessee. For the remainder of 2010 and 2011, the Parent Company will continue to fund its costs of the ViaSat-1 satellite as well as fund gateway and related costs. Total ViaSat-1 related expenditures for the Parent Company for the remainder of 2010 and 2011 are estimated to be approximately $32 million, some of which will be offset by additional lessee prepayments of up to CAD 12 million.
In connection with the Delaware shareholder derivative case relating to the Company’s sale in 2007 of $300 million of preferred stock to certain funds affiliated with MHR, the Parent Company paid $14.4 million in May 2010 to the directors affiliated with MHR for indemnification of their defense costs and expenses. The Parent Company received $1.2 million in July 2010 in settlement of approximately $1.6 million in defense costs and expenses that had previously been denied by the insurers. The Parent Company is seeking to recover from its directors’ and officers’ liability insurers up to the coverage limits of its $40 million policy; approximately $29 million in additional funds. Specifically, the additional recovery would be against the $19.4 million in fees and expenses previously paid to plaintiffs’ counsel in the litigation and the $14.4 million paid in May 2010 discussed above (see Note 14 to the financial statements). There can be no assurance that the Company will prevail in the insurance coverage litigation.
The Parent Company also received approximately $8.3 million from the exercise of stock options during the first six months of 2010 and funded its operating costs. At the Parent Company, we expect that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months.

In addition to our cash on hand, we believe that given the substantial value of our assets, which consist of our 64% economic interest in Telesat, our 56% equity interest in XTAR and the ViaSat-1 Canadian broadband lease, we have the ability, if appropriate, to access the financial markets for debt or equity at the Parent Company. Given the uncertain financial environment, however, there can be no assurance that the Parent Company would be able to obtain such financing on acceptable terms.
During the first six months of 2010, SS/L used cash mainly as the orbital receivable asset increased and funds were spent on capital expenditures. For each of 2010 and 2011, SS/L’s capital expenditures are projected to be approximately $50 million. This is above our normal level of annual capital expenditures of between $25 million and $30 million. For 2010 and 2011, we anticipate completing certain building modifications and purchasing additional test and satellite handling equipment required to meet our contractual obligations as a result of our increased backlog and size and complexity of the satellites under construction. In addition, in 2010, SS/L expects to fund the growth in its orbital receivable asset, excluding interest associated with orbital receivables for launched satellites, by more than $70 million. Finally, with the uncertainty as to the timing and nature of new construction contract awards and milestone receipts, cash flow related to contract assets can change our cash requirements. SS/L believes that, absent unforeseen circumstances, with its cash on hand and cash flow from operations, it has sufficient liquidity to fulfill its obligations for the next 12 months. The borrowing capacity under the revolving credit facility enhances the liquidity position of SS/L.
Risks to Cash Flow
Economic and credit market conditions could adversely affect the ability of customers to make payments to us, including orbital receivable payments under satellite construction contracts with SS/L. Though most of our customers are substantial corporations for which creditworthiness is generally high, there are certain customers which are either highly leveraged or are in the developmental stage and are not fully funded. There can be no assurance that these customers will not delay contract payments to, or seek financial relief from, us if such customers have financial difficulties. If customers fall behind or default on their payment obligations, our liquidity will be adversely affected.
There can be no assurance that SS/L’s customers will not default on their obligations to SS/L in the future and that such defaults will not materially and adversely affect SS/L and Loral. In the event of an uncured payment default by a customer during the pre-launch construction phase of the satellite, SS/L’s construction contracts generally provide SS/L with significant rights even if its customers (or their successors) have paid significant amounts under the contract. These rights typically include the right to stop work on the satellite and the right to terminate the contract for default. In the latter case, SS/L would generally have the right to retain, and sell to other customers, the satellite or satellite components that are under construction. The exercise of such rights, however, could be impeded by the assertion by customers of defenses and counterclaims, including claims of breach of performance obligations on the part of SS/L, and our recovery could be reduced by the lack of a ready resale market for the affected satellites or their components. In either case, our liquidity could be adversely affected pending resolution of such customer disputes.
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
SS/L’s contracts contain detailed and complex technical specifications to which the satellite must be built. SS/L’s contracts also impose a variety of other contractual obligations on SS/L, including the requirement to deliver the satellite by an agreed upon date, subject to negotiated allowances. If SS/L is unable to meet its contract obligations, including significant deviations from technical specifications or delivering the satellite beyond the agreed upon date in a contract, the customer would have the right to terminate the contract for contractor default. If a contract is terminated for contractor default, SS/L would be required to refund the payments made to SS/L to date, which could be significant. In such circumstances, SS/L would, however, keep the satellite under construction and be able to recoup some of its losses through the resale of the satellite or its components to another customer. It has been SS/L’s experience that, because the satellite is generally critical to the execution of a customer’s operations and business plan, customers will usually accept a satellite with minor deviations from specifications or renegotiate a revised delivery date with SS/L as opposed to terminating the contract for contractor default and losing the satellite. Nonetheless, the obligation to return all funds paid to SS/L in the later stages of a contract, due to termination for contractor default, would have a material adverse effect on our liquidity.

SS/L booked seven satellite awards in both 2008 and 2009. SS/L booked four satellite awards in the first six months of 2010, resulting in backlog of $1.9 billion at June 30, 2010. In July 2010, SS/L received its fifth satellite award for the year which we estimate will result in a loss to SS/L of approximately $16 million. We will recognize the full amount of the estimated loss in our financial statements upon contract award in the third quarter of 2010. SS/L has high fixed costs relating primarily to labor and overhead. Based on SS/L’s current cost structure, SS/L estimates that it covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of the satellite. If SS/L’s satellite awards fall below four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under the Credit Agreement are sufficient to finance SS/L, even if SS/L receives fewer than four to five awards over the next 12 months. If SS/L were to experience a shortage of orders below the four to five awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs. There can be no assurance that SS/L could obtain such financing on favorable terms, if at all.
Telesat
Cash and Available Credit
As of June 30, 2010, Telesat had CAD 196 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its revolving facility. Telesat believes that cash and short-term investments as of June 30, 2010, net cash provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Senior Secured Credit Facilities (as defined below) will be adequate to meet its expected cash requirement for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures for the next twelve months.
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

			June 30,	December 31,
	Maturity	Currency	2010	2009
			(In CAD millions)
Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent	—	—
Canadian term loan facility	October 31, 2012	CAD	180	185
U.S. term loan facility	October 31, 2014	USD	1,789	1,777
U.S. term loan II facility	October 31, 2014	USD	154	152
Senior notes	November 1, 2015	USD	712	703
Senior subordinated notes	November 1, 2017	USD	222	220

		CAD	3,057	3,037
Current portion		CAD	(28)	(23)

Long term portion		CAD	3,029	3,014

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
The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Borrowings under the Senior Secured Credit Facilities bear interest at a base interest rate plus margins of 275 — 300 basis points. The required repayments on the Canadian term loan facility will be CAD 10 million for the remainder of 2010. For the US term loan facilities, required repayments in 2010 are 1/4 of 1% of the initial aggregate principal amount which is approximately $5 million per quarter. Telesat is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates.
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
Interest Expense
An estimate of the interest expense on borrowings is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Senior Secured Credit Facilities. Telesat’s estimated interest expense for the remainder 2010 is approximately CAD 128 million.

Derivatives
Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.
Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At June 30, 2010, Telesat did not have any outstanding foreign exchange contracts. The fair value of these derivative contracts at December 31, 2009 was a CAD 0.4 million liability.
Telesat has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At June 30, 2010, the Company had a cross currency basis swap of CAD 1,193.6 million which requires the Company to pay Canadian dollars to receive $1,027.7 million. At June 30, 2010, the fair value of this derivative contract was a liability of CAD 125.4 million. This non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014. At December 31, 2009 the fair value of this derivative contract was a liability of CAD 137.1 million.
Interest Rate Risk
Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At June 30, 2010, the fair value of these derivative contracts was a liability of CAD 57.8 million, and at December 31, 2009 there was a liability of CAD 47.8 million. This non-cash loss will remain unrealized until the contracts are settled. These contracts are due between October 31, 2010 and October 31, 2014.
Capital Expenditures
Telesat has entered into contracts with SS/L for the construction of Telstar 14R, Nimiq 6, a direct broadcast satellite to be used by Telesat’s customer, Bell TV and Anik G1. The outstanding commitments as of June 30, 2010 on these contracts and contracts for the launch of these satellites are approximately $565 million. These expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Senior Secured Credit Facilities.
Contractual Obligations
There have not been any significant changes to the contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC. As of June 30, 2010, we have recorded liabilities for uncertain income tax positions in the amount of $115 million. We do not expect to make any significant payments regarding such liabilities during the next 12 months.
Statement of Cash Flows
Net Cash (Used In) Provided by Operating Activities
Net cash used in operating activities was $7 million for the six months ended June 30, 2010 as compared to net cash provided by operating activities of $67 million for the six months ended June 30, 2009.
The major driver of this change was net cash used in program related assets (contracts-in-process, inventories and customer advances) of $33 million in the current period compared to net cash provided by program related assets of $46 million last year. Contracts-in-process provided $2 million last year but reduced cash flow from operating activities by $56 million this year due to advance spending on programs that customers will pay us for in the future. Customer advances provided $33 million last year compared to $13 million this year due to the timing of awards and progress on new satellite programs.
Net income adjusted for non-cash items provided $27 million for the six months ended June 30, 2010 compared to $3 million in the same period last year. Net income includes a $14.4 million charge for payments of Directors’ claims related to litigation.
Other factors affecting cash from operating activities: Accounts payable, accrued expenses and other current liabilities increased by $3 million for the six months ended June 30, 2010 and decreased by $3 million for the six months ended June 30, 2009.

Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2010 was $27 million relating to capital expenditures.
Net cash used in investing activities for the six months ended June 30, 2009 was $26 million resulting from capital expenditures of $22 million and an investment of $4.5 million in XTAR.
Net Cash Provided by (Used) in Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2010 was $8 million mainly resulting from proceeds from the exercise of stock options.
Net cash used in financing activities for the six months ended June 30, 2009 was $55 million resulting from repayment of borrowings under the SS/L Credit Agreement during the first quarter.
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
As of June 30, 2010, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the June 30, 2010 exchange rates) that were unhedged:

	Foreign
	Currency	U.S.$
	(In millions)
Future revenues — Japanese yen	¥349.0	$3.9
Future expenditures — Japanese yen	¥4,483.3	$50.6
Future revenue — euros	€11.0	$13.4

On June 28, 2010, SS/L was awarded a satellite contract denominated in euros and entered into a series of foreign exchange forward contracts with maturities through 2013 to hedge associated foreign currency exchange risk because our costs are denominated principally in U.S. dollars. These foreign exchange forward contracts have been designated as cash flow hedges of future euro denominated receivables.
On July 9, 2008, SS/L was awarded a satellite contract denominated in euros and entered into a series of foreign exchange forward contracts with maturities through 2011 to hedge the associated foreign currency exchange risk because our costs are denominated principally in U.S. dollars. These foreign exchange forward contracts have been designated as cash flow hedges of future euro denominated receivables.
The maturity of foreign currency exchange contracts held as of June 30, 2010 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In millions)
2010	€44.6	$55.4	$54.5
2011	102.8	131.0	125.8
2012	27.0	32.6	33.1
2013	27.0	32.9	33.2

	€201.4	$251.9	$246.6

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.
The aggregate fair value of derivative instruments in an asset position was $8.5 million as of June 30, 2010. This amount represents the maximum exposure to loss at June 30, 2010 as a result of the counterparties failing to perform as contracted.
Telesat
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 45% of Telesat’s revenues for the six months ended June 30, 2010, a large portion of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in US dollars. The most significant impact of variations in the exchange rate is on the US dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2010 would have increased or decreased Telesat’s net income for the six months ended June 30, 2010 by approximately $157 million.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.
Interest
Loral
As of June 30, 2010, the Company had no long-term debt or any exposure to changes in interest rates with respect thereto.
Telesat
Telesat is exposed to interest rate risk on its cash and cash equivalents and the portion of its long term debt which is variable rate financing and unhedged. Changes in the interest rates could impact the amount of interest Telesat is required to pay.

Other
As of June 30, 2010, the Company held 984,173 shares of Globalstar Inc. common stock with a market value of approximately $1.5 million and $2.5 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the first six months of 2010 year, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Item 4.	Disclosure Controls and Procedures
(a) Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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

In addition, in our form 10-K under ‘Risks Factors Associated with Satellite Service” we identify one such risk as “Changes in the Canadian competitive environment could adversely affect Telesat“  In connection with that risk, in July 2010, the Government of Canada adopted the legislative amendments proposed in its 2010 budget that exempt Canadian Satellite operators, like Telesat, from certain foreign ownership restrictions under the Telecommunications Act and Radiocommunications Act. While we believe these amendments may enhance Telesat’s ability to compete on a global basis, they may increase the competition Telesat currently experiences in respect of Canadian orbital slots and spectrum.  As a result of the July 2010 legislative amendments, in addition to continuing to compete with other Canadian operators, like Ciel, for the rights to Canadian orbital slots and spectrum, Telesat may experience increased competition from non-Canadian operators for these scarce resources, which could have a material adverse effect on Telesat’s business prospects.

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

Registrant Loral Space & Communications Inc.
/s/ Harvey B. Rein
Harvey B. Rein
Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer
Date: August 9, 2010

EXHIBIT INDEX

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