Form 10-Q
period 2010-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2010-11-04
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Commission file number 1-14180
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
Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 29, 2010, 20,730,059 of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2010

PART 1.
FINANCIAL INFORMATION
Item 1. Financial Statements
LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$174,429	$168,205
Contracts-in-process	233,243	190,809
Inventories	72,002	83,671
Other current assets	24,510	24,343

Total current assets	504,184	467,028
Property, plant and equipment, net	228,520	207,996
Long-term receivables	301,594	248,097
Investments in affiliates	322,973	282,033
Intangible assets, net	11,843	20,300
Other assets	16,254	27,998

Total assets	$1,385,368	$1,253,452

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94,259	$86,809
Accrued employment costs	43,294	44,341
Customer advances and billings in excess of costs and profits	328,268	291,021
Other current liabilities	30,573	19,147

Total current liabilities	496,394	441,318
Pension and other post retirement liabilities	219,158	226,190
Long-term liabilities	168,899	153,953

Total liabilities	884,451	821,461
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 20,728,904 and 20,390,752 shares issued and outstanding	207	204
Non-voting common stock, $.01 par value; 20,000,000 shares authorized, 9,505,673 shares issued and outstanding	95	95
Paid-in capital	1,024,519	1,013,790
Accumulated deficit	(437,120)	(519,220)
Accumulated other comprehensive loss	(86,784)	(62,878)

Total equity	500,917	431,991

Total liabilities and equity	$1,385,368	$1,253,452

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues	$323,438	$249,237	$832,314	$733,175
Cost of revenues	263,405	212,009	710,483	663,425
Selling, general and administrative expenses	20,412	22,379	61,022	68,076
Directors’ indemnification expense	—	—	14,357	—

Operating income	39,621	14,849	46,452	1,674
Interest and investment income	3,602	1,877	9,714	5,455
Interest expense	(593)	(707)	(1,797)	(754)
Other expense	(1,168)	(7)	(256)	(106)

Income before income taxes and equity in net income of affiliates	41,462	16,012	54,113	6,269
Income tax provision	(9,081)	(659)	(12,242)	(7,057)

Income (loss) before equity in net income of affiliates	32,381	15,353	41,871	(788)
Equity in net income of affiliates	40,011	93,071	40,229	172,679

Net income	$72,392	$108,424	$82,100	$171,891

Basic and diluted income per share:
Basic income per share	$2.40	$3.64	$2.74	$5.78

Diluted income per share	$2.29	$3.61	$2.63	$5.75

Weighted average shares outstanding:
Basic	30,206	29,771	30,017	29,742

Diluted	31,204	30,004	30,777	29,870

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock						Accumulated
	Voting		Non-Voting				Other
	Shares		Shares		Paid-In	Accumulated	Comprehensive	Total
	Issued	Amount	Issued	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2009	20,287	$203	9,506	$95	$1,007,011	$(750,922)	$(46,730)	$209,657
Net income						231,702
Other comprehensive loss							(16,148)
Comprehensive income								215,554
Exercise of stock options	74	1			1,403			1,404
Shares repurchased to fund withholding taxes	(43)				(1,559)			(1,559)
Stock based compensation	73	0			6,935			6,935

Balance, December 31, 2009	20,391	204	9,506	95	1,013,790	(519,220)	(62,878)	431,991
Net income						82,100
Other comprehensive loss							(23,906)
Comprehensive income								58,194
Exercise of stock options	351	3			9,259			9,262
Shares repurchased to fund withholding taxes	(13)				(779)			(779)
Stock based compensation					2,249			2,249

Balance, September 30, 2010	20,729	$207	9,506	$95	$1,024,519	$(437,120)	$(86,784)	$500,917

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2010	2009
Operating activities:
Net income	$82,100	$171,891
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating items (Note 3)	(6,197)	(136,111)
Changes in operating assets and liabilities:
Contracts-in-process	(66,135)	(8,492)
Inventories	13,506	17,006
Long-term receivables	(4,432)	(4,136)
Other current assets and other assets	(165)	2,359
Accounts payable	8,693	8,137
Accrued expenses and other current liabilities	(2,646)	(11,284)
Customer advances and billings in excess of costs and profits	16,012	85,407
Income taxes payable	1,110	18,266
Pension and other postretirement liabilities	(7,032)	(2,249)
Long-term liabilities	3,551	7,322

Net cash provided by operating activities	38,365	148,116

Investing activities:
Capital expenditures	(40,624)	(32,200)
Decrease in restricted cash in escrow	—	10
Distribution from equity investment	—	277
Investments in and advances to affiliates	—	(4,480)

Net cash used in investing activities	(40,624)	(36,393)

Financing activities:
Proceeds from the exercise of stock options	9,262	35
Common stock repurchased to fund withholding taxes	(779)	(889)
Repayment of borrowings under SS/L revolving credit facility	—	(55,000)

Net cash provided by (used in) financing activities	8,483	(55,854)

Increase in cash and cash equivalents	6,224	55,869
Cash and cash equivalents — beginning of period	168,205	117,548

Cash and cash equivalents — end of period	$174,429	$173,417

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
As of September 30, 2010, Telesat had 12 in-orbit satellites and three satellites under construction, one of which is 100% contracted for at least the design life of the satellite. Telesat provides video distribution and DTH video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the allowances for doubtful accounts and long-term receivables, estimated useful lives of our plant and equipment and finite lived intangible assets, the fair value of stock based compensation, the realization of deferred tax assets, uncertain tax positions, the fair value of and gains or losses on derivative instruments and our pension liabilities.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets and Liabilities Measured at Fair Value on Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable securities	$1,712	$—	$—
Derivative assets	$—	$3,988	$—
Derivative liabilities	$—	$21,778	$—
Non-qualified pension plan assets	$2,387	$—	$53
The Company does not have any non-financial assets and non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of September 30, 2010.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge would be recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary. We had no equity-method investments measured at fair value at September 30, 2010.
Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, that amends Accounting Standards Codification (“ASC”) Topic 810, Consolidations (“ASC 810”). The amendments to ASC Topic 810 are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R),that was issued in June 2009. ASU No. 2009-17 modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE, effective for the Company on January 1, 2010, did not have a material impact on our consolidated financial statements.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC Topic 310, Receivables (“ASC 310”) by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables, including trade receivables, and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The amended guidance, effective for the Company on December 31, 2010, is not expected to have a material impact on our consolidated financial statements.
3. Additional Cash Flow Information
The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months
	Ended September 30,
	2010	2009
Non-cash operating items:
Equity in net income of affiliates	$(40,229)	$(172,679)
Deferred taxes	3,635	(1,254)
Depreciation and amortization	26,627	29,550
Stock based compensation	6,615	6,366
Provisions for inventory obsolescence	4,297	—
Warranty expense (reversals) accruals	(1,259)	2,102
Increase in allowance for billed receivables	—	2,759
Amortization of prior service credits and net actuarial gains	(106)	281
Unrealized gain on non-qualified pension plan assets	(201)	(717)
Non-cash net interest income	(2,327)	(1,190)
Gain on foreign currency transactions and contracts	(2,085)	(898)
Amortization of fair value adjustments related to orbital incentives	(1,164)	(431)

Net non-cash operating items	$(6,197)	$(136,111)

Non-cash investing activities:
Capital expenditures incurred not yet paid	$1,848	$2,116

Non-cash financing activities:
Issuance of restricted stock	$—	$1,591

Supplemental information:
Interest paid	$1,382	$1,700

Tax (refunds) payments, net	$(1,078)	$(17,987)

At September 30, 2010 and December 31, 2009, the Company had $5.6 million of restricted cash, of which $0.6 million was in other current assets and $5.0 million was in other assets.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Comprehensive Income
The components of comprehensive income are as follows (in thousands):

	Three Months
	Ended September 30,
	2010	2009
Net income	$72,392	$108,424
Amortization of prior service credits and net actuarial gains	(36)	95
Proportionate share of Telesat Holdco other comprehensive income (loss)	953	(613)
Unrealized loss on foreign currency hedges:
Unrealized loss on foreign currency hedges	(22,715)	(2,340)
Less: reclassification adjustment for gains included in net income	(2,770)	(2,865)

Net unrealized loss	(25,485)	(5,205)

Unrealized gain (loss) on securities:
Unrealized gain (loss) on available-for-sale securities	197	(285)

Comprehensive income	$48,021	$102,416

	Nine Months
	Ended September 30,
	2010	2009
Net income	$82,100	$171,891
Amortization of prior service credits and net actuarial gains	(106)	281
Proportionate share of Telesat Holdco other comprehensive income	711	2,231
Unrealized loss on foreign currency hedges:
Unrealized loss on foreign currency hedges	(20,614)	(626)
Less: reclassification adjustment for gains included in net income	(4,753)	(10,171)

Net unrealized loss	(25,367)	(10,797)

Unrealized gain on securities:
Unrealized gain on available-for-sale securities	856	551

Comprehensive income	$58,194	$164,157

5. Contracts-in-Process and Inventories
Contracts-in-Process and Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Contracts-in-Process:
Amounts billed	$170,108	$124,034
Unbilled receivables	63,135	66,775

	$233,243	$190,809

Inventories:
Inventories-gross	$104,637	$119,528
Allowance for obsolescence	(31,210)	(28,297)

	73,427	91,231
Inventories included in other assets	(1,425)	(7,560)

	$72,002	$83,671

Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables. Fresh-start fair value adjustments relating to contracts-in-process are amortized on a percentage of completion basis as performance under the related contract is completed. During the three months ended September 30, 2010, the Company recorded an inventory obsolescence charge of $4.3 million primarily related to long-term inventories.

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
As of September 30, 2010, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the September 30, 2010 exchange rates) that were unhedged:

	Foreign
	Currency	U.S.$
	(In thousands)
Future revenues — Japanese yen	¥224,479	$2,683
Future expenditures — Japanese yen	¥4,508,757	$53,885
Future revenues — euros	€10,494	$14,284
Future expenditures — euros	€8,698	$11,839
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
The aggregate fair value of derivative instruments in an asset position was $4.0 million as of September 30, 2010. This amount represents the maximum exposure to loss at the reporting date as a result of the potential failure of the counterparties to perform as contracted.
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
The maturity of foreign currency exchange contracts held as of September 30, 2010 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		Hedge	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)
2010	€22,066	$27,229	$30,004
2011	102,805	131,042	139,240
2012	27,000	32,649	36,271
2013	27,000	32,894	36,090

	€178,871	$223,814	$241,605

Balance Sheet Classification
The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of September 30, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$3,679	Other current liabilities	$12,791
			Other liabilities	8,817

		3,679		21,608

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	309	Other liabilities	170

Total Derivatives		$3,988		$21,778

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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cash Flow Hedge Gains (Losses) Recognition
The following summarizes the gains (losses) recognized in the condensed consolidated statement of operations and in accumulated other comprehensive income for all derivatives for the three and nine months ended September 30, 2010 (in thousands):

	Amount of Loss	Gain Reclassified from		Gain (Loss) on Derivative
	Recognized	Accumulated		Ineffectiveness and
	in OCI on	OCI into Income		Amounts Excluded from
Derivatives in Cash Flow	Derivative	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
Three months ended September 30, 2010:
Foreign exchange contracts	$(22,715)	Revenue	$2,770	Revenue	$1,528
				Interest income	$14
Nine months ended September 30, 2010:
Foreign exchange contracts	$(20,614)	Revenue	$4,753	Revenue	$1,189
				Interest income	$(5)

	Loss
	Recognized in Income
	on Derivative
Cash Flow Derivatives Not Designated as Hedging Instruments	Location	Amount
Three months ended September 30, 2010:
Foreign exchange contracts	Revenue	$(550)
Nine months ended September 30, 2010:
Foreign exchange contracts	Revenue	$(28)
The following summarizes the gains (losses) recognized in the condensed consolidated statement of operations and in accumulated other comprehensive income for all derivatives for the three and nine months ended September 30, 2009 (in thousands):

	Amount of Loss	Gain Reclassified from		Gain (Loss) on Derivative
	Recognized	Accumulated		Ineffectiveness and
	in OCI on	OCI into Income		Amounts Excluded from
Derivatives in Cash Flow	Derivative	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
Three months ended September 30, 2009:
Foreign exchange contracts	$(2,340)	Revenue	$2,865	Revenue	$300
				Interest income	$(24)
Nine months ended September 30, 2009:
Foreign exchange contracts	$(626)	Revenue	$10,171	Revenue	$(943)
				Interest income	$(70)

	Gain (Loss)
	Recognized in Income
	on Derivative
Cash Flow Derivatives Not Designated as Hedging Instruments	Location	Amount
Three months ended September 30, 2009:
Foreign exchange contracts	Revenue	$(310)
Nine months ended September 30, 2009:
Foreign exchange contracts	Revenue	$120
We estimate that $6.3 million of net losses from derivative instruments included in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Property, Plant and Equipment

	September 30,	December 31,
	2010	2009
	(In thousands)
Land and land improvements	$26,852	$26,852
Buildings	68,843	68,698
Leasehold improvements	11,209	11,133
Equipment, furniture and fixtures	172,360	156,669
Satellite capacity under construction (see Note 17)	37,191	27,412
Other construction in progress	30,935	17,243

	347,390	308,007
Accumulated depreciation and amortization	(118,870)	(100,011)

	$228,520	$207,996

Depreciation and amortization expense for property, plant and equipment was $6.6 million and $6.4 million for the three months ended September 30, 2010 and 2009, respectively, and $18.9 million and $18.6 million for the nine months ended September 30, 2010 and 2009, respectively.
8. Investments in Affiliates
Investments in affiliates consists of:

	September 30,	December 31,
	2010	2009
	(In thousands)
Telesat Holdings Inc.	$255,601	$208,101
XTAR, LLC	65,887	72,284
Other	1,485	1,648

	$322,973	$282,033

Equity in net income of affiliates consists of:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Telesat Holdings Inc.	$42,086	$94,948	$46,789	$173,240
XTAR, LLC	(2,039)	(2,154)	(6,397)	(838)
Other	(36)	277	(163)	277

	$40,011	$93,071	$40,229	$172,679

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues	$41,111	$21,336	$86,562	$62,179
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(5,608)	(6,804)	(9,318)	(7,047)
Profits relating to affiliate transactions not eliminated	3,158	3,817	5,246	3,969
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
Telesat
The following table presents summary financial data for Telesat in accordance with U.S. GAAP:
Statement of Operations Data:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues	$201,611	$170,510	$592,723	$507,907
Operating expenses	(47,186)	(52,722)	(142,266)	(155,926)
Depreciation, amortization and stock-based compensation	(61,766)	(54,660)	(185,299)	(160,783)
Gain on disposition of long-lived assets	950	29,648	950	29,648
Operating income	93,609	92,775	266,108	220,846
Interest expense	(57,888)	(58,076)	(176,693)	(166,623)
Financial instruments losses	(56,533)	(94,932)	(49,907)	(142,197)
Foreign exchange gains	102,536	238,512	69,181	394,190
Other income (expense)	134	(717)	(1,043)	(2,495)
Income tax provision	(8,821)	(9,584)	(18,994)	(25,006)
Net income	73,037	167,978	88,652	278,715
Balance Sheet Data:

	September 30,	December 31,
	2010	2009
	(In thousands)
Current assets	$324,355	$251,573
Total assets	5,181,365	4,994,684
Current liabilities	287,825	195,890
Long-term debt, including current portion	2,933,373	2,953,281
Total liabilities	4,121,116	4,041,932
Redeemable preferred stock	137,422	134,291
Shareholders’ equity	922,827	818,461
XTAR
We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions and therefore do not satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders is $24 million in 2010, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Interest on XTAR’s outstanding lease obligations to Hisdesat is paid through the issuance of a class of non-voting membership interests in XTAR, which enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for catch up payments through September 30, 2010 were $7.9 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR.
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
The following table presents summary financial data for XTAR:
Statement of Operations Data:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues	$9,274	$8,382	$26,118	$22,973
Operating expenses	(9,286)	(8,681)	(26,680)	(25,826)
Depreciation and amortization	(2,404)	(2,404)	(7,213)	(7,214)
Operating loss	(2,416)	(2,704)	(7,775)	(10,067)
Net loss	(3,609)	(3,832)	(11,386)	(1,458)
Balance Sheet Data:

	September 30,	December 31,
	2010	2009
	(In thousands)
Current assets	$6,393	$10,372
Total assets	95,890	107,084
Current liabilities	60,661	45,672
Total liabilities	68,074	67,882
Members’ equity	27,816	39,202

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other
As of September 30, 2010 and December 31, 2009, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.
9. Intangible Assets and Amortization of Fair Value Adjustments
Intangible assets were established in connection with our adoption of fresh-start accounting and consist of:

	Weighted Average
	Remaining	September 30, 2010		December 31, 2009
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)
Internally developed software and technology	2	$59,027	$(54,084)	$59,027	$(45,972)
Trade names	15	9,200	(2,300)	9,200	(1,955)

		$68,227	$(56,384)	$68,227	$(47,927)

Total amortization expense for intangible assets was $2.8 million for each of the three month periods ended September 30, 2010 and 2009 and $8.5 million for each of the nine month periods ended September 30, 2010 and 2009. Annual amortization expense for intangible assets for the five years ending December 31, 2014 is estimated to be as follows (in thousands):

2010	$9,190
2011	2,931
2012	2,314
2013	460
2014	460
The following summarizes fair value adjustments in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities:

	September 30,	December 31,
	2010	2009
	(In thousands)

Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	18,298	16,446

	$(18,598)	$(20,450)

Net amortization of these fair value adjustments was a credit to expense of $0.5 million and a charge to expense of $0.9 million for the three months ended September 30, 2010 and 2009, respectively, and a credit to expense of $1.8 million and a charge to expense of $2.0 million for the nine months ended September 30, 2010 and 2009, respectively.
10. Debt
SS/L has a credit agreement with several banks and other financial institutions. The credit agreement provides for a $100.0 million senior secured revolving credit facility. The revolving facility includes a $50.0 million letter of credit sublimit. The credit agreement matures on October 16, 2011.
The following summarizes information related to the SS/L credit agreement (in thousands):

	September 30,	December 31,
	2010	2009
Letters of credit outstanding	$4,911	$4,921
Borrowings	—	—

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest expense (including commitment and letter of credit fees)	$202	$248	$600	$959
Amortization of issuance costs	$219	$219	$657	$657

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Income Taxes
During 2010 and 2009, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal.
Our income tax provision is summarized as follows: (i) for the nine months ended September 30, 2010, we recorded a current tax provision of $8.6 million (which included a provision of $8.6 million to increase our liability for UTPs) and a deferred tax provision of $3.6 million (which included a provision of $4.6 million for UTPs), resulting in a total provision of $12.2 million on pre-tax income of $54.1 million and (ii) for the nine months ended September 30, 2009, we recorded a current tax provision of $8.3 million (which included a provision of $8.0 million to increase our liability for UTPs) and a deferred tax benefit of $1.2 million (which included a benefit of $0.4 million for UTPs), resulting in a total provision of $7.1 million on pre-tax income of $6.3 million.
As of September 30, 2010, we had unrecognized tax benefits relating to uncertain tax positions (“UTPs”) of $128.1 million. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of September 30, 2010, we have accrued approximately $23.1 million and $22.8 million for the payment of potential tax-related interest and penalties, respectively.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2006. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our state income tax returns filed for 2005 and 2006 and federal income tax returns filed for 2007, potentially resulting in the recognition of $5.8 million of tax benefits.
The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets:

	Nine Months
	Ended September 30,
	2010	2009
	(In thousands)
Liabilities for UTPs:
Opening balance — January 1	$111,316	$109,006
Current provision (benefit) for:
Unrecognized tax benefits	4,241	1,439
Potential additional interest	4,365	5,054
Potential additional penalties	667	2,465
Statute expirations	(698)	(927)

Ending balance — September 30	119,891	117,037

UTP adjustment to net deferred tax asset:
Opening balance — January 1	239	(832)
Current provision (benefit) for unrecognized tax benefits	4,582	(419)

Ending balance — September 30	4,821	(1,251)

Total uncertain tax positions	$124,712	$115,786

As of September 30, 2010, if our positions are sustained by the taxing authorities, approximately $124.7 million would reduce the Company’s future income tax provisions. Other than as described above, there were no significant changes to our uncertain tax positions during the nine months ended September 30, 2010, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.
In March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The PPACA changes the tax treatment related to an existing retiree drug subsidy (RDS) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will reduce our income tax deduction for health care expenses beginning in 2013. This new requirement did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2010 since we maintain a full valuation allowance against the deferred tax asset for retiree health benefits.
In October 2010, California enacted legislation retroactively extending its suspension of the tax deduction for operating losses from 2008 and 2009 through 2011. Based upon the application of our effective tax rate for the full year against current period results, this change would have increased our income tax provision for the three and nine months ended September 30, 2010 by $2.2 million and $3.2 million, respectively. However, since this legislation was enacted after September 30, 2010, the effect will be recorded in the fourth quarter.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Stock-Based Compensation
As of September 30, 2010, there were 627,721 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if SS/L phantom stock appreciation rights are settled in Loral common stock.
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
In May 2010, 175,000 SS/L Phantom SARs were awarded to employees with the following four year vesting schedule: 25% vest on March 18, 2011, 25% vest on March 18, 2012, 25% vest on March 18, 2013 and 25% vest on March 18, 2014. During 2009, 475,000 SS/L Phantom SARs were awarded to employees with the following three year vesting schedule: 50% vest on March 18, 2010, 25% vest on March 18 of 2011 and 25% vest on March 18, 2012. In addition, 65,000 SS/L Phantom SARs were awarded in 2009 with the following four year vesting schedule: 25% vest on March 18, 2010, 25% vest on March 18 of 2011, 25% vest on March 18, 2012 and 25% vest on March 18, 2013. The fair value of the SS/L Phantom SARs is included as a liability in our consolidated balance sheets. The liability is adjusted each reporting period to reflect the formula-based value of the underlying SS/L equity based on the actual performance of SS/L. As of September 30, 2010 and December 31, 2009, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $4.9 million and $2.7 million, respectively. In March 2010 cash payments of $3.6 million were made related to the settlement of SS/L Phantom SARs.
Total stock-based compensation was $3.1 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively, and $8.3 million and $6.4 million for the nine months ended September 30, 2010 and 2009, respectively.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Pensions and Other Employee Benefit Plans
The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months and nine months ended September 30, 2010 and 2009:

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$2,596	$2,261	$234	$264
Interest cost	6,117	5,996	981	1,050
Expected return on plan assets	(5,157)	(4,273)	(8)	(13)
Amortization of prior service credits and net actuarial loss or (gain)	130	226	(166)	(133)

Net periodic cost	$3,686	$4,210	$1,041	$1,168

	Pension Benefits		Other Benefits
	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$7,788	$6,783	$702	$792
Interest cost	18,351	17,988	2,943	3,150
Expected return on plan assets	(15,471)	(12,819)	(24)	(39)
Amortization of prior service credits and net actuarial loss or (gain)	392	678	(498)	(399)

Net periodic cost	$11,060	$12,630	$3,123	$3,504

14. Commitments and Contingencies
Financial Matters
SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the nine months ended September 30, 2010, is as follows (in thousands):

Balance of deferred amounts at January 1, 2010	$37,167
Warranty costs incurred including payments	(966)
Accruals relating to pre-existing contracts (including changes in estimates)	(292)

Balance of deferred amounts at September 30, 2010	$35,909

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included in our condensed consolidated balance sheet as of September 30, 2010 were $291 million, net of fair value adjustments of $18 million. Approximately $157 million of the gross orbital receivables are related to satellites launched as of September 30, 2010 and $152 million are related to satellites under construction as of September 30, 2010. There were no vendor financing receivables in our condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As of September 30, 2010, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at September 30, 2010 is $15 million. The long term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million. In addition, there are approximately $5 million of costs that have been committed to and will be incurred in the future, substantially relating to the satellite under construction. To date, TerreStar has not assumed, and there can be no assurance that it will assume, SS/L’s contracts in bankruptcy. SS/L believes, however, that the satellite in orbit and related deliverables are critical to the execution of TerreStar’s operation and business plan. In addition, under its contract with TerreStar, SS/L is obligated to provide orbital anomaly and troubleshooting support for the life of the in-orbit satellite and related deliverables. SS/L believes, therefore, although no assurance can be given, that, because of the importance to TerreStar of the satellite and related deliverables and SS/L’s ongoing technical support, TerreStar (or its successor in reorganization) will likely assume its contracts for the in-orbit satellite and related deliverables and SS/L will not incur a material loss with respect to the past due receivables or amounts scheduled to be paid in the future under those contracts. With respect to the satellite under construction, even if TerreStar were to reject the contract, SS/L believes, although no assurance can be given, that after giving effect to amounts expected to be realized from resale of that satellite or its components, SS/L will not incur a loss with respect to that satellite. Notwithstanding these considerations, if TerreStar, nevertheless, were to reject all of its contracts with SS/L, SS/L believes that after giving effect to amounts expected to be realized from resale of the satellite under construction or its components, SS/L would incur a loss of approximately $22 million, SS/L’s cash flow in the short term would not be adversely affected and SS/L’s cash flow over the approximate 15-year life of the satellites would be reduced by the combined total of $28 million of long term orbital receivables plus interest.
As of September 30, 2010, SS/L had past due receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $7 million. In addition, ICO has future payment obligations to SS/L that total approximately $25 million, of which approximately $12 million (including $9 million of orbital incentives) is included in long-term receivables. ICO, which filed for bankruptcy protection under chapter 11 of the Bankruptcy Code in May 2009, has agreed to, and the ICO Bankruptcy Court has approved, ICO’s assumption of its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of ICO’s plan of reorganization), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. ICO’s plan of reorganization was confirmed by the ICO Bankruptcy Court in October 2009. In September 2010, ICO satisfied the regulatory approval condition precedent to the plan when it obtained FCC approval for the transfer of its spectrum licenses to the reorganized entity, but the effective date of the plan is still subject to, among other things, funding of a new exit financing facility and favorable resolution of certain pending appeals or a finding that such appeals are moot.
See Note 17 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Satellite Matters
Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Thirty one of the satellites built by SS/L and launched since 1997 and still on orbit have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L. SS/L has implemented remediation measures that SS/L believes will reduce this type of anomaly for satellites launched after June 2001. Based upon information currently available relating to the power losses, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.
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
The Company received requests for indemnification and advancement of expenses from its directors who are not affiliated with MHR under their indemnification agreements with the Company for any losses or costs they may incur as a result of the In re: Loral Space and Communications Inc. Consolidated Litigation and Babus lawsuits. As of September 30, 2010, after giving effect to a $5.0 million deductible, the insurers have paid approximately $9.8 million in defense costs. In July 2010, the insurers paid $1.2 million with respect to a settlement of the Company’s claim for coverage of $1.6 million of defense costs for which the insurers had previously denied coverage. The settlement has been included as a reduction of selling, general and administrative expenses during the nine months ended September 30, 2010.
In addition, the Company received a request for indemnification from its directors who are affiliated with MHR for defense costs in the amount, as of November 30, 2008, of approximately $18 million (the “MHR-Affiliated Director Indemnity Claim”). The Company received an opinion from an independent counsel that the MHR-affiliated directors are entitled to indemnification for reasonable expenses incurred by them in defense of the claims asserted against them in their capacity as directors. The Company referred the request for indemnification to Mr. John Stenbit, who was appointed by the Board of Directors to act as an independent special committee of the Board with respect to resolution of the MHR-affiliated directors’ claim for indemnification. In April 2010, the special committee determined that $14.4 million should be paid to the MHR-affiliated directors with respect to their claim and fees associated with enforcement of their right to indemnification. The special committee reached its determination after mediation sessions held in April 2010 between the special committee and the MHR-affiliated directors, conducted under the auspices of a former Justice of the Delaware Supreme Court. Loral recorded a charge for this claim of $14.4 million in the condensed consolidated statement of operations during the first quarter of 2010. This amount was paid by Loral to the MHR-affiliated directors in May 2010. The MHR-affiliated directors have accepted this payment in full and final satisfaction of their claim and provided a release to Loral. Loral’s insurers have taken the position that no coverage is available for the MHR-Affiliated Director Indemnity Claim. The Company does not agree with the insurers’ position and, through an amendment to its complaint in the above-referenced insurance coverage litigation, is seeking to recover from the insurers substantially all of the amount paid to the MHR-affiliated directors, subject to the coverage limits of its insurance policy. On September 30, 2010, the insurers filed a motion for summary judgment requesting dismissal of Loral’s claim for coverage of the MHR-Affiliated Director Indemnity Claim. Loral filed its response to the insurers’ motion on November 1, 2010 and oral argument on the motion is scheduled for November 23, 2010.

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
Old Loral Class Action Securities Litigations
Beleson. In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz, the former Chief Executive Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets by Old Loral to Intelsat and Old Loral’s chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. The defendant filed a motion for summary judgment in July 2008, and plaintiffs filed a cross-motion for partial summary judgment in September 2008. In February 2009, the court granted defendant’s motion and denied plaintiffs’ cross motion. In March 2009, plaintiffs filed a notice of appeal with respect to the court’s decision. Pursuant to stipulations entered into in February, May, July, August and October 2010 among the parties and the plaintiffs in the Christ case discussed below, the appeal, which has been consolidated with the Christ case, was withdrawn, provided however, that plaintiffs may reinstate the appeal on or before November 19, 2010. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims of Directors and Officers of Old Loral.”

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Christ. In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend, the former Chief Financial Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In September 2008, the parties entered into an agreement to settle the case, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. By order dated February 26, 2009, the court finally approved the settlement as fair, reasonable and adequate and in the best interests of the class. Certain class members objected to the settlement and filed a notice of appeal, and other class members, who together had class period purchases valued at approximately $550,000, elected to opt out of the class action settlement and commenced individual lawsuits against the defendants. In August 2009, the objecting and opt-out class members entered into an agreement with the defendants to settle their claims, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. In addition, in March 2009, at the time that they filed a notice of appeal with respect to the Beleson decision (discussed above), the plaintiffs in the Beleson case also filed a notice of appeal with respect to the court’s decision approving the Christ settlement, arguing that the Christ settlement impairs the rights of the Beleson class. In September 2010, counsel for the Beleson class agreed to voluntarily dismiss this appeal and, in November 2010, a stipulation of voluntary dismissal was approved by the court. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that, should the settlement not be consummated or should any objectors who opted out of the settlement prevail in lawsuits they may bring, to the extent that any award is ultimately granted to the plaintiffs or objectors in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims of Directors and Officers of Old Loral.”
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Earnings Per Share
Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat. The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income, as reported — basic	$72,392	$108,424	$82,100	$171,891
Less: Adjustment for dilutive effect of Telesat stock options	(1,003)	—	(1,116)	—

Net income — diluted	$71,389	$108,424	$80,984	$171,891

Basic earnings per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of weighted average common shares outstanding for diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Common and potential common shares:
Weighted average common shares outstanding	30,206	29,771	30,017	29,742
Stock options	591	—	425	—
Unvested restricted stock units	213	145	201	96
Unvested restricted stock	7	2	10	4
Unvested SS/L Phantom SARs	187	86	124	28

Common and potential common shares	31,204	30,004	30,777	29,870

For the three and nine months ended September 30, 2009, the effects of certain stock options outstanding, which would be calculated using the treasury stock method and certain unvested restricted stock units and unvested restricted stock were excluded from the calculation of diluted income per share, as the effect would have been antidilutive. The following summarizes stock options outstanding, unvested restricted stock units and unvested restricted stock excluded from the calculation of diluted income per share:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2009	2009
	(In thousands)	(In thousands)
Stock options outstanding	2,158	2,158

Unvested restricted stock units	23	23

Unvested restricted stock	41	41

16. Segments
Loral has two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the three and nine months ended September 30, 2010 and 2009. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting. Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate.
We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income before depreciation, amortization and stock-based compensation (including stock-based compensation from SS/L Phantom SARs expected to be settled in Loral common stock) and directors’ indemnification expense (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before directors’ indemnification expense, other expense and equity in net income of affiliates.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation, amortization and stock based compensation, interest and investment income, interest expense, directors’ indemnification expense, other expense and equity in net income of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other expense, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Telesat. Summarized financial information concerning the reportable segments is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues
Satellite manufacturing:
External revenues	$282,344	$227,908	$745,772	$671,016
Intersegment revenues(1)	42,581	25,611	91,199	74,809

Satellite manufacturing revenues	324,925	253,519	836,971	745,825
Satellite services revenues(2)	201,611	170,510	592,723	507,907

Operating segment revenues before eliminations	526,536	424,029	1,429,694	1,253,732
Intercompany eliminations(3)	(1,487)	(4,282)	(4,657)	(12,650)
Affiliate eliminations(2)	(201,611)	(170,510)	(592,723)	(507,907)

Total revenues as reported	$323,438	$249,237	$832,314	$733,175

Segment Adjusted EBITDA(4)
Satellite manufacturing	$55,788	$31,620	$105,558	$54,166
Satellite services(2)	154,400	117,788	450,457	351,981
Corporate(5)	(3,601)	(4,440)	(10,372)	(15,192)

Adjusted EBITDA before eliminations	206,587	144,968	545,643	390,955
Intercompany eliminations(3)	(623)	(291)	(1,135)	(1,383)
Affiliate eliminations(2)	(154,400)	(117,788)	(450,457)	(351,981)

Adjusted EBITDA	51,564	26,889	94,051	37,591

Depreciation, Amortization and Stock-Based Compensation(4)
Satellite manufacturing	(10,431)	(10,950)	(29,934)	(33,082)
Satellite services(2)	(61,766)	(54,661)	(185,299)	(160,783)
Corporate	(1,512)	(1,090)	(3,308)	(2,835)

Segment depreciation before affiliate eliminations	(73,709)	(66,701)	(218,541)	(196,700)
Affiliate eliminations(2)	61,766	54,661	185,299	160,783

Depreciation, amortization and stock-based compensation as reported	(11,943)	(12,040)	(33,242)	(35,917)

Directors’ indemnification expense (6)	—	—	(14,357)	—

Operating income as reported	$39,621	$14,849	$46,452	$1,674

	September 30,	December 31,
	2010	2009
	(In thousands)
Total Assets
Satellite manufacturing	$966,838	$863,866
Satellite services (includes goodwill of $2.4 billion in 2010 and $2.3 billion in 2009)(2)	5,436,966	5,202,785
Corporate	162,929	181,485

Total Assets before affiliate eliminations	6,566,733	6,248,136
Affiliate eliminations(2)	(5,181,365)	(4,994,684)

Total assets as reported(7)	$1,385,368	$1,253,452

(1)
Intersegment revenues for satellite manufacturing includes affiliate revenue of $41.1 million and $21.3 million for the three months ended September 30, 2010 and 2009, respectively, and $86.6 million and $62.2 million for the nine months ended September 30, 2010 and 2009, respectively.

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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of September 30, 2010, SS/L had contracts with Telesat for the construction of the Telestar 14R, Nimiq 6 and Anik G1 satellites. Information related to satellite construction contracts with Telesat is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues from Telesat satellite construction contracts	$41,079	$21,323	$86,525	$62,142
Milestone payments received from Telesat	48,058	36,227	101,045	67,845
Amounts receivable by SS/L from Telesat as of September 30, 2010 and December 31, 2009, were $16.3 million and $6.1 million, respectively, related to satellite construction contracts.
On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat can issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses included income related to the Consulting Agreement of $1.25 million for each of the three month periods ended September 30, 2010 and 2009 and $3.75 million for each of the nine month periods ended September 30, 2010 and 2009. We also had a long-term receivable related to the Consulting Agreement from Telesat of $16.0 million and $11.6 million as of September 30, 2010 and December 31, 2009, respectively.
In connection with the Telesat transaction, Loral has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of both September 30, 2010 and December 31, 2009 we had recognized liabilities of approximately $6.2 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $6.6 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.
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
A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. The aggregate cost to us for the foregoing is estimated to be approximately $60.0 million. SS/L commenced construction of the Viasat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $8.4 million and $24.3 million for the three months ended September 30, 2010 and 2009, respectively, and $26.4 million and $71.7 million for the nine months ended September 30, 2010 and 2009, respectively. Loral’s cumulative costs for the Loral Payload were $37.2 million as of September 30, 2010, which is reflected as satellite capacity under construction in property, plant and equipment.
An Option Agreement between us and Telesat gave Telesat the option to cause us to assign to Telesat our rights and obligations with respect to the Loral Payload and all of our rights and obligations under the Beam Sharing Agreement upon certain payments by Telesat to us. In consideration for the grant of the option, Telesat (i) agreed in a Cooperation Agreement with us and ViaSat (the “Cooperation Agreement”) to relinquish certain rights Telesat has to the 115o W.L. orbital position (the “Orbital Slot”) so as to make those rights available to ViaSat pursuant to a license (the “ViaSat License”) to be granted by Mansat Limited (“Mansat”) to ViaSat and (ii) agreed to provide tracking, telemetry and control services to ViaSat for the ViaSat-1 Satellite and to pay us all of the recurring fees Telesat receives for providing such services. We have agreed to reimburse ViaSat for fees due to Mansat as well as certain other regulatory fees due under the ViaSat License for the life of the ViaSat-1 Satellite. Because Telesat did not exercise its option on or prior to its expiration in October 2009, Telesat is obligated, at our request, to transfer to us Telesat’s remaining rights from Mansat with respect to the Orbital Slot, and assign to us Telesat’s related rights and obligations under the Cooperation Agreement.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In February 2010, a subsidiary of Loral entered into a contract with ViaSat for the procurement of certain RF equipment and services to be integrated into the gateways to be constructed and owned by Loral to enable commercial service using the Loral Payload. The contract is valued at approximately $7.8 million before the exercise of options. Loral guaranteed the financial obligations of the subsidiary that entered into the contract. As of September 30, 2010 Loral has paid $3.9 million under this agreement.
In January 2010, we entered into a Consulting Services Agreement with Telesat for Telesat to provide services related to gateway construction, regulatory and licensing support and preparation for satellite traffic operations for the Loral Payload. Payments under the agreement are on a time and materials basis. As of September 30, 2010, $0.1 million has been expensed under this agreement.
In September 2010, we entered into an agreement with Telesat for Telesat to provide us with project management, engineering and integration services for three gateway sites including engineering and installation of the civil works, design and integration of the shelters and associated shelter infrastructure and monitoring the delivery and installation of equipment. The agreement is valued at approximately CAD 4.2 million ($4.1 million at the September 30, 2010 foreign exchange rate). As of September 30, 2010, Loral has incurred cumulative costs under this agreement of $0.4 million.
Costs of satellite manufacturing for sales to related parties were $37.3 million and $33.4 million for the three months ended September 30, 2010 and 2009, respectively, and $92.0 million and $115.0 million for the nine months ended September 30, 2010 and 2009, respectively.
In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of September 30, 2010 and December 31, 2009, our consolidated balance sheet included a liability of $7.0 million and $8.4 million, respectively, for the future use of these transponders. SS/L has also recorded $0.5 million and $0.7 million of interest expense on the liability related to these transponders for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 we made payments of $1.9 million including interest to Telesat pursuant to the agreement.
XTAR
As described in Note 8 we own 56% of XTAR, a joint venture between us and Hisdesat and account for our ownership interest in XTAR under the equity method of accounting. We constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of September 30, 2010 and December 31, 2009 were $2.2 million and $1.3 million, respectively. During the quarter ended March 31, 2009, Loral and XTAR agreed to defer receivable amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. Our selling, general and administrative expenses included offsetting income to the extent of cash received under this agreement of nil and $0.4 million for the three months ended September 30, 2010 and 2009 and nil and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Also pursuant to the Delaware Chancery Court Order, on December 23, 2008, Loral and the MHR Funds entered into a registration rights agreement which provides for registration rights for the shares of Non-Voting Common Stock, in addition and substantially similar to, the registration rights provided for the shares of Voting Common Stock held by the MHR Funds. In addition, in June 2009, Loral filed a shelf registration statement covering shares of Voting Common Stock and Non-Voting Common Stock held by the MHR Funds, which registration statement was declared effective in July 2009. Various funds affiliated with MHR held, as of September 30, 2010 and December 31, 2009, approximately 39.3% and 39.9%, respectively, of the outstanding Voting Common stock and, as of September 30, 2010 and December 31, 2009, had a combined ownership of Voting and Non-Voting Common Stock of Loral of 58.4% and 59.0%, respectively.
Funds affiliated with MHR were participants in a $200 million credit facility of Protostar Ltd. (“Protostar”), dated March 19, 2008, with an aggregate participation of $6.0 million. The MHR funds also owned certain equity interests in Protostar. During July 2009, Protostar filed for bankruptcy protection under chapter 11 of the Bankruptcy Code. The United States Bankruptcy Court for the District of Delaware entered an order confirming the plan of reorganization for Protostar and its affiliated debtors on October 6, 2010. The plan provided for the establishment of liquidating trusts for the Protostar debtors’ remaining assets, and commenced distributions on October 21, 2010 to the agent under the above-referenced facility for the benefit of its lenders. The plan of reorganization provided for no recovery by holders of equity interests in Protostar, and all equity interests were deemed cancelled as of the effective date of the plan.
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
As of September 30, 2010, funds affiliated with MHR hold $83.7 million in principal amount of Telesat 11% Senior Notes and $29.75 million in principal amount of Telesat 12.5% Senior Subordinated Notes.

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

As of September 30, 2010, SS/L had $1.7 billion in backlog for 22 satellites for customers including Intelsat Global S.A., SES S.A., Telesat Holdings Inc., Hispasat, S.A., EchoStar Corporation, Sirius-XM Satellite Radio, TerreStar Corporation, Asia Satellite Telecommunications Co. Ltd., Hughes Network Systems, LLC, ViaSat, Inc. and Eutelsat/ictQatar. As of December 31, 2009, SS/L’s backlog was $1.6 billion for 19 satellites. During October 2010, SS/L received an additional order for a new satellite from Asia Broadcast Satellite.
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
The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,800 personnel is one of our key competitive resources.
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
Satellite Services
Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.4 billion of backlog as of September 30, 2010.

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
At September 30, 2010, Telesat had 12 in-orbit satellites. These 12 satellites had an average of approximately 52% of service life remaining, with an average service life remaining of approximately 7.6 years. Telesat currently has three satellites under construction, all by SS/L.
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
Telesat believes its existing satellite fleet supports a strong combination of existing backlog and revenue growth. The growth is expected to come from the Telstar 14R satellite, which Telesat expects to be launched in the second half of 2011, the Nimiq 6 satellite, which is anticipated to be launched in the first half of 2012, the Anik G1 satellite, which Telesat anticipates will be launched in the second half of 2012 and the sale of available capacity on its existing satellites. Telesat believes this fleet of satellites provides a solid foundation upon which it will seek to grow its revenues and cash flows.
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
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 45% of Telesat’s revenues received in Canada for the three and nine months ended September 30, 2010, certain of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2010 would have increased or decreased Telesat’s net income for the nine months ended September 30, 2010 by approximately $154 million. During the period from October 31, 2007 to September 30, 2010, Telesat’s U.S. term loan facility, senior notes and senior subordinated notes have increased by approximately $213 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. term loan facility debt into CAD 1.224 billion of debt, decreased by approximately $157 million.
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

General
SS/L is continuing to prepare for an initial public offering and expects to file an amendment to its registration statement with the SEC to reflect, among other things, SS/L’s financial condition as of, and results of operations and cash flow for the period ending, September 30, 2010 as well as changes to the form of the offering, which will likely be the sale by Loral of a portion of its interest in SS/L. Loral is also evaluating other strategic alternatives for SS/L.
Telesat’s board of directors and shareholders have authorized a process to explore an initial public offering or other strategic alternatives. In order to maximize the benefits to Loral shareholders of any strategic transaction that may result from this process, it will likely be advisable to separate Loral’s non-Telesat assets so that any transaction involving Loral’s interest in Telesat could be structured in the form of a transaction at the Parent Company level. Accordingly, in the event of any such transaction, Loral would, prior to the transaction, likely spin-off or sell its interest in SS/L (or its remaining interest if there has first been an SS/L initial public offering) and otherwise separate from Loral the remaining non-Telesat assets. There can be no assurance whether or when any transaction involving any or all of Loral, Telesat or SS/L may occur.
We also regularly explore and evaluate possible other strategic transactions and alliances. We also periodically engage in discussions with satellite service providers, satellite manufacturers and others regarding such matters, which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, we will require additional funds. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for these transactions on favorable terms, if at all.
We are investing in the Canadian coverage portion of the ViaSat-1 satellite which is being constructed by SS/L. On December 31, 2009, we entered into an agreement to lease a portion of the Canadian coverage portion of the satellite and provide gateway services to an internet broadband service provider for CAD 262 million over the 15-year life of the satellite. Loral expects to have invested approximately $70 million, including costs for payload, launch, launch insurance, telemetry tracking and control services and gateways, excluding customer prepayments of between CAD 2.5 million and CAD 13.0 million, by the time service is initiated. Approximately $46 million has been invested through September 30, 2010, with the remaining $24 million to be invested by the end of 2011.
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
Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2010.
Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA reflects the results of our operating business segments for the three and nine months ended September 30, 2010 and 2009. The balance of the discussion relates to our consolidated results, unless otherwise noted.
The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income before depreciation, amortization and stock-based compensation (including stock-based compensation from SS/L phantom stock appreciation rights expected to be settled in Loral common stock) and directors’ indemnification expense (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before directors’ indemnification expense, other expense and equity in net income of affiliates.
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, directors’ indemnification expense, other expense and equity in net income of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other expense, which are typically for non-recurring transactions not related to the ongoing business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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

Loral has two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s operating results under the equity method of accounting.
The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements:
Revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Satellite Manufacturing	$324.9	$253.5	$837.0	$745.8
Satellite Services	201.6	170.5	592.7	507.9

Segment revenues	526.5	424.0	1,429.7	1,253.7
Eliminations(1)	(1.5)	(4.3)	(4.7)	(12.6)
Affiliate eliminations(2)	(201.6)	(170.5)	(592.7)	(507.9)

Revenues as reported(3)	$323.4	$249.2	$832.3	$733.2

See explanations below for Notes 1, 2 and 3.
Variances in Satellite Manufacturing revenues from period to period are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Satellite Manufacturing revenues are recognized on the cost-to-cost percentage of completion method over the construction period, which usually ranges between 24 and 36 months. Large satellites with significant new development can require up to 48 months for completion.
Revenues from Satellite Manufacturing before eliminations increased $71 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, due to $48 million of higher revenues generated by increased satellite contract awards, improved factory performance of $28 million and performance incentives earned in 2010 of $6 million, partially offset by revenue decreases of $11 million from prior year contract scope additions, which generated higher revenues in the third quarter of 2009. Eliminations for the three months ended September 30, 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements).
Satellite Services segment revenue increased by $31 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, an increase in equipment sales due to the completion of a significant project, growth in Telstar 18 service, the full quarter effect of Nimiq 5 which went into commercial service in October 2009 and increased revenue from Telstar 11N which went into commercial service in April 2009, partially offset by the termination of leasehold interests in Telstar 10 and decreased revenue from the automotive industry. Satellite Services segment revenues would have increased by approximately $25 million for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.
Revenues from Satellite Manufacturing before eliminations increased $91 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, due to $45 million of higher revenues generated by increased satellite contract awards, improved factory performance of $49 million and a $20 million increase in performance incentives earned, net of penalties, partially offset by a revenue decrease of $23 million from prior year contract scope additions, which generated higher revenues in the first nine months of 2009. Eliminations for the nine months ended September 30, 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements).

Satellite Services segment revenue increased by $85 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, settlements from two terminated contracts, an increase in equipment sales due to the completion of a significant project, growth in Telstar 18 service, the full nine month effect of Nimiq 5 and increased revenue from Telstar 11N, partially offset by the termination of leasehold interests in Telstar 10, the removal of Nimiq 3 from service and decreased revenue from the automotive industry. Satellite Services segment revenues would have increased by approximately $48 million for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.
Adjusted EBITDA:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Satellite Manufacturing	$55.8	$31.6	$105.6	$54.2
Satellite Services	154.4	117.8	450.4	352.0
Corporate expenses	(3.6)	(4.4)	(10.4)	(15.2)

Segment Adjusted EBITDA before eliminations	206.6	145.0	545.6	391.0
Eliminations(1)	(0.6)	(0.3)	(1.1)	(1.4)
Affiliate eliminations(2)	(154.4)	(117.8)	(450.4)	(352.0)

Adjusted EBITDA	$51.6	$26.9	$94.1	$37.6

See explanations below for Notes 1 and 2.
Satellite Manufacturing segment Adjusted EBITDA increased $24 million for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. The increase consists of $28 million from improved factory performance, $11 million from the increased sales volume and $6 million from performance incentives earned in 2010, partially offset by $11 million of Adjusted EBITDA in the third quarter of 2009 which was generated by contract scope additions and an $11 million loss resulting from a contract award in the third quarter of 2010.
Satellite Services segment Adjusted EBITDA increased $37 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to the revenue increase described above, expense reductions as a result of efficiencies gained from restructuring, reductions in third party satellite capacity and elimination of expenses associated with decreased revenue from the automotive industry, partially offset by the impact of the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA would have increased by approximately $32 million for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.
Corporate expenses were slightly reduced for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
Satellite Manufacturing segment Adjusted EBITDA increased $51 million for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. The increase consists of $49 million from improved factory performance, $25 million from performance incentives earned, net of penalties and $12 million from the increased sales volume, partially offset by $20 million of Adjusted EBITDA in the first nine months of 2009 which was generated by contract scope additions and an $11 million loss resulting from a contract award in the third quarter of 2010.
Satellite Services segment Adjusted EBITDA increased by $98 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily due to the revenue increase described above, expense reductions as a result of efficiencies gained from restructuring, reductions in third party satellite capacity, elimination of expenses associated with decreased revenue from the automotive industry and restructuring charges of $3 million in 2009, partially offset by the impact of the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA would have increased by approximately $70 million for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.
Corporate expenses decreased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a $3 million reduction in deferred compensation expense because the maximum award under the deferred compensation plan was reached in 2009, a $1 million settlement under our directors and officers liability insurance related to a claim for which the insurers had previously denied coverage and a $1 million decrease in legal fees.

Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Adjusted EBITDA	$51.6	$26.9	$94.1	$37.6
Depreciation, amortization and stock-based compensation	(12.0)	(12.1)	(33.2)	(35.9)
Directors’ indemnification expense(4)	—	—	(14.4)	—

Operating income	39.6	14.8	46.5	1.7
Interest and investment income	3.6	1.9	9.7	5.5
Interest expense	(0.6)	(0.7)	(1.8)	(0.7)
Other income (expense)	(1.1)	—	(0.3)	(0.1)
Income tax provision	(9.1)	(0.7)	(12.2)	(7.1)
Equity in net income of affiliates	40.0	93.1	40.2	172.6

Net income	$72.4	$108.4	$82.1	$171.9

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for a satellite under construction by SS/L for Loral.

(2)
Represents the elimination of amounts attributed to Telesat whose results are reported under the equity method of accounting in our consolidated statements of operations (see Note 8 to the financial statements).

(3)
Includes revenues from affiliates of $41.1 million and $21.3 million for the three months ended September 30, 2010 and 2009, respectively, and $86.6 million and $62.2 million for the nine months ended September 30, 2010 and 2009, respectively.

(4)	Represents the indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral.
Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009
The following compares our consolidated results for the three months ended September 30, 2010 and 2009 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Three Months
	Ended September 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$325	$253	28%
Eliminations	(2)	(4)	(50)%

Revenues from Satellite Manufacturing as reported	$323	$249	30%

Revenues from Satellite Manufacturing before eliminations increased $71 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, due to $48 million of higher revenues generated by increased satellite contract awards, improved factory performance of $28 million and performance incentives earned in 2010 of $6 million, partially offset by revenue decreases of $11 million from prior year contract scope additions, which generated higher revenues in the third quarter of 2009. Eliminations for the three months ended September 30, 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased $74 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Cost of Satellite Manufacturing

	Three Months
	Ended September 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Cost of Satellite Manufacturing	$263	$212	24%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	81%	85%
Cost of Satellite Manufacturing increased by $51 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily as a result of a $40 million cost increase due to the increased sales volume and an $11 million increase from a contract award received in the third quarter of 2010 that was recorded at a loss.
Selling, General and Administrative Expenses

	Three Months
	Ended September 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Selling, general and administrative expenses	$20	$22	(9)%

% of revenues as reported	6%	9%
Selling, general and administrative expenses decreased by $2 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily due to a $3 million increase in the allowance for billed receivables in the third quarter of 2009.
Interest and Investment Income

	Three Months
	Ended September 30,
	2010	2009
	(In millions)
Interest and investment income	$4	$2

Interest and investment income increased by $2 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily due to increased interest income on long-term orbital receivables as a result of satellite launches.
Interest Expense

	Three Months
	Ended September 30,
	2010	2009
	(In millions)
Interest expense	$1	$1

Interest expense for the three months ended September 30, 2010 and 2009 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement and the interest on the payments by SS/L to Telesat related to the ChinaSat transponders.
Other Expense
Other expense for the three months ended September 30, 2010 includes expenses related to the evaluation of strategic alternatives for SS/L.
Income Tax Provision
During 2010 and 2009, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal.

For the three months ended September 30, 2010 and 2009, we recorded an income tax provision of $9.1 million and $0.7 million on pre-tax income of $41.5 million and $16.0 million, respectively. The provision for 2010 included an additional expense of $9.4 million for our uncertain tax positions as compared to $2.1 million for 2009. In addition, while both periods included a benefit for the utilization of federal losses, the California loss deduction had been suspended for 2009 which increased our provision for the prior year.
Subsequently on October 19, 2010, California enacted legislation retroactively extending its suspension of the tax deduction for operating losses from 2008 and 2009 through 2011. Based upon the application of our effective tax rate for the full year against current period results, this change would have increased our income tax provision for the three months ended September 30, 2010 by $2.2 million. However, since this legislation was enacted after September 30, 2010, the effect will be recorded in the fourth quarter.
Equity in Net Income of Affiliates
Equity in net income of affiliates consists of:

	Three Months
	Ended September 30,
	2010	2009
	(In millions)
Telesat	$42.1	$95.0
XTAR	(2.1)	(2.2)
Other	—	0.3

	$40.0	$93.1

Summary financial information for Telesat in accordance with U.S. GAAP is as follows (in millions):

	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	209.5	187.0	201.6	170.5
Operating expenses	(48.9)	(57.9)	(47.2)	(52.7)
Depreciation, amortization and stock-based compensation	(64.3)	(60.0)	(61.8)	(54.7)
Gain on disposition of long lived assets	1.0	34.7	1.0	29.6
Operating income	97.3	103.8	93.6	92.7
Interest expense	(60.2)	(63.9)	(57.9)	(58.0)
Financial instruments losses	(58.5)	(109.2)	(56.5)	(94.9)
Foreign exchange gains	106.2	273.1	102.5	238.5
Other income (expense)	0.1	(0.8)	0.1	(0.7)
Income tax provision	(9.1)	(10.6)	(8.8)	(9.6)
Net income	75.8	192.3	73.0	168.0
Average exchange rate for translating Canadian dollars to U.S. dollars			1.0392	1.0976
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of September 30, 2010 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing, which is due primarily in 2014.
A five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2010 would have increased or decreased Telesat’s net gains (losses) on financial instruments and foreign exchange for the three months ended September 30, 2010 by approximately $154 million.
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

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009
The following compares our consolidated results for the nine months ended September 30, 2010 and 2009 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Nine Months
	Ended September 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$837	$746	12%
Eliminations	(5)	(13)	(62)%

Revenues from Satellite Manufacturing as reported	$832	$733	14%

Revenues from Satellite Manufacturing before eliminations increased $91 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, due to $45 million of higher revenues generated by increased satellite contract awards, improved factory performance of $49 million and a $20 million increase in performance incentives earned, net of penalties, partially offset by a revenue decrease of $23 million from prior year contract scope additions, which generated higher revenues in the first nine months of 2009. Eliminations for the nine months ended September 30, 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased $99 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
Cost of Satellite Manufacturing

	Nine Months
	Ended September 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Cost of Satellite Manufacturing	$710	$663	7%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	85%	90%
Cost of Satellite Manufacturing increased by $47 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as a result of a $40 million increase from the higher sales volume and the $11 million loss from a contract award in the third quarter of 2010.
Selling, General and Administrative Expenses

	Nine Months
	Ended September 30,		% Increase/
	2010	2009	(Decrease)
	(In millions)
Selling, general and administrative expenses	$61	$68	(10)%

% of revenues as reported	7%	9%
Selling, general and administrative expenses decreased by $7 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to a $4 million reduction in deferred compensation expense because the maximum award under the deferred compensation plan was reached in 2009, a $3 million decrease in research and development expenses and a $3 million increase in the allowance for billed receivables in the third quarter of 2009, partially offset by a $3 million increase in new business acquisition expenses.
Directors’ Indemnification Expense
Director’s indemnification expense for the nine months ended September 30, 2010 represents our indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral (see Note 14 to the financial statements).

Interest and Investment Income

	Nine Months
	Ended September 30,
	2010	2009
	(In millions)
Interest and investment income	$10	$5

Interest and investment income increased by $5 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to increased interest income on long-term orbital receivables as a result of satellite launches.
Interest Expense

	Nine Months
	Ended September 30,
	2010	2009
	(In millions)
Interest expense	$2	$1

Interest expense for the nine months ended September 30, 2010 and 2009 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement and the interest on the payment by SS/L to Telesat related to the ChinaSat transponders. Interest expense for the nine months ended September 30, 2009 includes a $1 million reversal of interest expense previously recorded due to the favorable resolution of a contingent liability.
Other Expense
Other expense for the nine months ended September 30, 2010 includes expenses related to the evaluation of strategic alternatives for SS/L, partially offset by the reversal of a liability related to a sale of certain assets in a prior year.
Income Tax Provision
During 2010 and 2009, we continued to maintain the 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal.
For the nine months ended September 30, 2010 and 2009, we recorded an income tax provision of $12.2 million and $7.1 million on pre-tax income of $54.1 million and $6.3 million, respectively. The provision for 2010 included an additional expense of $13.2 million for our uncertain tax positions as compared to $7.6 million for 2009. In addition, while both periods included a benefit for the utilization of federal losses, the California loss deduction had been suspended for 2009 which increased our provision for the prior year.
Subsequently on October 19, 2010, California enacted legislation retroactively extending its suspension of the tax deduction for operating losses from 2008 and 2009 through 2011. Based upon the application of our effective tax rate for the full year against current period results, this change would have increased our income tax provision for the nine months ended September 30, 2010 by $3.2 million. However, since this legislation was enacted after September 30, 2010, the effect will be recorded in the fourth quarter.

Equity in Net Income of Affiliates
Equity in net income of affiliates consists of:

	Nine Months
	Ended September 30,
	2010	2009
	(In millions)
Telesat	$46.8	$173.2
XTAR	(6.4)	(0.8)
Other	(0.2)	0.3

	$40.2	$172.7

Summary financial information for Telesat in accordance with U.S. GAAP is as follows (in millions):

	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	614.1	593.7	592.7	507.9
Operating expenses	(147.4)	(182.3)	(142.3)	(155.9)
Depreciation, amortization and stock-based compensation	(192.0)	(188.0)	(185.3)	(160.8)
Gain on disposition of long-lived assets	1.0	34.7	1.0	29.6
Operating income	275.7	258.1	266.1	220.8
Interest expense	(183.1)	(194.8)	(176.7)	(166.6)
Financial instruments losses	(51.7)	(166.2)	(49.9)	(142.2)
Foreign exchange gains	71.7	460.8	69.2	394.2
Other expense	(1.0)	(2.9)	(1.0)	(2.5)
Income tax provision	(19.7)	(29.2)	(19.0)	(25.0)
Net income loss	91.9	325.8	88.7	278.7
Average exchange rate for translating Canadian dollars to U.S. dollars			1.0361	1.1690

	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	333.9	265.0	324.4	251.6
Total assets	5,332.7	5,260.4	5,181.4	4,994.7
Current liabilities	296.2	206.3	287.8	195.9
Long-term debt, including current portion	3,019.1	3,110.4	2,933.4	2,953.3
Total liabilities	4,241.5	4,257.0	4,121.1	4,041.9
Redeemable preferred stock	141.4	141.4	137.4	134.3
Shareholders’ equity	949.8	862.0	922.9	818.5
Period end exchange rate for translating Canadian dollars to U.S. dollars			1.0292	1.0532
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of September 30, 2010 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing, which is due primarily in 2014.
A five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2010 would have increased or decreased Telesat’s net gains (losses) on financial instruments and foreign exchange for the nine months ended September 30, 2010 by approximately $154 million.
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
See Note 8 to the financial statements for information related to XTAR.

Backlog
Backlog as of September 30, 2010 and December 31, 2009, was as follows (in millions):

	September 30,	December 31,
	2010	2009
Satellite Manufacturing	$1,733	$1,632
Satellite Services	5,462	5,230

Total backlog before eliminations	7,195	6,862
Satellite Manufacturing eliminations	(5)	(9)
Satellite Services eliminations	(5,462)	(5,230)

Total backlog	$1,728	$1,623

The increase in Satellite Manufacturing backlog as of September 30, 2010 compared with December 31, 2009 was the result of five awards received, partially offset by revenues recognized, during the nine months ended September 30, 2010. The increase in Satellite Services backlog as of September 30, 2010 compared with December 31, 2009 was the result of additional bookings, partially offset by exchange rate changes and revenues recognized during the nine months ended September 30, 2010.
Liquidity and Capital Resources
Loral
As described above, the Company’s principal assets are 100% of the capital stock of SS/L and a 64% economic interest in Telesat. In addition, the Company has a 56% economic interest in XTAR and is also investing in the Canadian broadband business with its purchase of the entire Canadian capacity of the ViaSat-1 satellite which is under construction at SS/L as well as its investment in related ground infrastructure. SS/L’s operations as well as the Company’s investment in the Canadian broadband business (mainly capital expenditures until the satellite is launched) are consolidated in the Company’s financial statements, while the operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting.
The Parent Company has no debt. SS/L has a $100 million revolving credit facility under which only $5 million of letter of credit capacity is utilized as of September 30, 2010. Telesat has third party debt with financial institutions, and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. The Parent Company has provided a guarantee of SS/L’s $100 million credit facility but has not provided a guarantee for the Telesat or XTAR debt.
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

Cash and Available Credit
At September 30, 2010, the Company had $174 million of cash and cash equivalents, $6 million of restricted cash and no debt outstanding. This represents an increase of $6 million from our cash position at December 31, 2009. Our increased cash position was the result of improved performance, lower capital expenditures than originally planned and the timing of cash receipts on new programs booked in 2010. During the first nine months of 2010, SS/L has not borrowed any funds under its $100 million revolving credit agreement. The restricted cash balance at September 30, 2010 is substantially unchanged from December 31, 2009.
The SS/L Credit Agreement, which is guaranteed pursuant to a Parent Guarantee Agreement, provides SS/L with a $100 million revolving credit facility, including a $50 million letter of credit sub-limit. Any borrowings under the SS/L Credit Agreement mature on October 16, 2011. As of September 30, 2010, SS/L has borrowing availability of approximately $95 million under the facility after giving effect to approximately $5 million of outstanding letters of credit. SS/L anticipates that over the next 12 months it will be in compliance with all the covenants of the SS/L Credit Agreement and have full availability of the facility. An initial public offering by SS/L would, however, constitute an event of default under the SS/L Credit Agreement because Loral will cease to own 100 percent of SS/L. SS/L is seeking to enter into a new credit agreement or an amendment to the existing SS/L Credit Agreement that will permit the offering. If a new credit agreement or an amendment cannot be entered into prior to an offering, SS/L could terminate the SS/L Credit Agreement and seek to enter into a new agreement after the offering closes. There can be no assurance that SS/L could obtain any new financing on favorable terms, if at all.
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
As of September 30, 2010, SS/L has orbital receivables of approximately $291 million, net of fresh-start fair value adjustments of $18 million and warranty reserves. Of the gross orbital receivables as of September 30, 2010, approximately $157 million are related to satellites launched and $152 million are related to satellites that are under construction. This represents an increase in orbital receivables of approximately $50 million from December 31, 2009.
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

Liquidity
During the first nine months of 2010, the Parent Company funded approximately $16 million of costs associated with the ViaSat-1 satellite and related ground infrastructure. The Parent Company received CAD 2.5 million of prepayments in 2010 from the ViaSat-1 lessee. For the remainder of 2010 and 2011, the Parent Company will continue to fund its costs of the ViaSat-1 satellite as well as fund gateway and related costs. Total ViaSat-1 related expenditures for the Parent Company for the remainder of 2010 and 2011 are estimated to be approximately $24 million, some of which could be offset by additional lessee prepayments of up to CAD 10.5 million.
In connection with the Delaware shareholder derivative case relating to the Company’s sale in 2007 of $300 million of preferred stock to certain funds affiliated with MHR, the Parent Company paid $14.4 million in May 2010 to the directors affiliated with MHR for indemnification of their defense costs and expenses. The Parent Company received $1.2 million in July 2010 in settlement of approximately $1.6 million in defense costs and expenses that had previously been denied by the insurers. The Parent Company is seeking to recover from its directors’ and officers’ liability insurers up to the coverage limits of its $40 million policy or approximately $29 million in additional funds. Specifically, the additional recovery would be against the $19.4 million in fees and expenses previously paid to plaintiffs’ counsel in the litigation and the $14.4 million paid in May 2010 as discussed above (see Note 14 to the financial statements). There can be no assurance that the Company will prevail in the insurance coverage litigation.
The Parent Company also received approximately $9.3 million from the exercise of stock options during the first nine months of 2010 and funded its operating costs. At the Parent Company, we expect that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months.
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
During the first nine months of 2010, SS/L generated cash mainly as a result of improved performance on backlog programs, lower capital expenditure levels than originally planned and the timing of cash receipts on new programs booked in 2010. This cash increase occurred despite the increase in orbital receivables and the funds that were spent on capital expenditures. For 2010 and 2011, SS/L’s capital expenditures are projected to be approximately $100 million in total, though the timing of certain expenditures has shifted from 2010 into 2011. This is above our normal level of annual capital expenditures which is expected to ramp down to approximately $30 million. For 2010 and 2011, we anticipate completing certain building modifications and purchasing additional test and satellite handling equipment required to meet our contractual obligations as a result of our increased backlog and size and complexity of the satellites under construction. In addition, for the remainder of 2010 and 2011, SS/L expects the growth in its orbital receivable asset to be less than previously anticipated. This decline in projected orbital receivable growth is the result of a decrease in satellite construction awards in 2010 requiring orbital receivables. Finally, with the uncertainty as to the timing and nature of new construction contract awards and milestone receipts, cash flow related to contract assets can change our cash requirements. SS/L believes that, absent unforeseen circumstances, with its cash on hand and cash flow from operations, it has sufficient liquidity to fulfill its obligations for the next 12 months. The borrowing capacity under the revolving credit facility enhances the liquidity position of SS/L.
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
SS/L’s contracts contain detailed and complex technical specifications to which the satellite must be built. SS/L’s contracts also impose a variety of other contractual obligations on SS/L, including the requirement to deliver the satellite by an agreed upon date, subject to negotiated allowances. If SS/L is unable to meet its contract obligations, including significant deviations from technical specifications or delivering the satellite beyond the agreed upon date in a contract, the customer would have the right to terminate the contract for contractor default. If a contract is terminated for contractor default, SS/L would be required to refund the payments made to SS/L to the date of termination, which could be significant. In such circumstances, SS/L would, however, keep the satellite under construction and be able to recoup some of its losses through the resale of the satellite or its components to another customer. It has been SS/L’s experience that, because the satellite is generally critical to the execution of a customer’s operations and business plan, customers will usually accept a satellite with minor deviations from specifications or renegotiate a revised delivery date with SS/L as opposed to terminating the contract for contractor default and losing the satellite. Nonetheless, the obligation to return all funds paid to SS/L in the later stages of a contract, due to termination for contractor default, would have a material adverse effect on our liquidity.
On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As of September 30, 2010, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at September 30, 2010 is $15 million. The long term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million. In addition, there are approximately $5 million of costs that have been committed to and will be incurred in the future, substantially relating to the satellite under construction. To date, TerreStar has not assumed, and there can be no assurance that it will assume, SS/L’s contracts in bankruptcy. SS/L believes, however, that the satellite in orbit and related deliverables are critical to the execution of TerreStar’s operation and business plan. In addition, under its contract with TerreStar, SS/L is obligated to provide orbital anomaly and troubleshooting support for the life of the in-orbit satellite and related deliverables. SS/L believes, therefore, although no assurance can be given, that, because of the importance to TerreStar of the satellite and related deliverables and SS/L’s ongoing technical support, TerreStar (or its successor in reorganization) will likely assume its contracts for the in-orbit satellite and related deliverables and SS/L will not incur a material loss with respect to the past due receivables or amounts scheduled to be paid in the future under those contracts. With respect to the satellite under construction, even if TerreStar were to reject the contract, SS/L believes, although no assurance can be given, that after giving effect to amounts expected to be realized from resale of that satellite or its components, SS/L will not incur a loss with respect to that satellite. Notwithstanding these considerations, if TerreStar, nevertheless, were to reject all of its contracts with SS/L, SS/L believes that after giving effect to amounts expected to be realized from resale of the satellite under construction or its components, SS/L would incur a loss of approximately $22 million, SS/L’s cash flow in the short term would not be adversely affected and SS/L’s cash flow over the approximate 15-year life of the satellites would be reduced by the combined total of $28 million of long term orbital receivables plus interest.
SS/L booked seven satellite awards in both 2008 and 2009. SS/L booked five satellite awards in the first nine months of 2010, resulting in backlog of $1.7 billion at September 30, 2010. In October 2010, SS/L received its sixth satellite award for the year. SS/L has high fixed costs relating primarily to labor and overhead. Based on SS/L’s current cost structure, SS/L estimates that it covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of the satellite. If SS/L’s satellite awards fall below four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under the Credit Agreement are sufficient to finance SS/L, even if SS/L receives fewer than four to five awards over the next 12 months. If SS/L were to experience a shortage of orders below the four to five awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs. There can be no assurance that SS/L could obtain such financing on favorable terms, if at all.

Telesat
Cash and Available Credit
As of September 30, 2010, Telesat had CAD 245 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its revolving facility. Telesat believes that cash and short-term investments as of September 30, 2010, net cash provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Senior Secured Credit Facilities (as defined below) will be adequate to meet its expected cash requirement for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures for the next twelve months.
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
Liquidity
A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next twelve months. Cash required for the construction of the Telstar 14R, Nimiq 6 and Anik G1 satellites will be funded from some or all of the following: cash and short-term investments, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Senior Secured Credit Facilities.
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

			September 30,	December 31,
	Maturity	Currency	2010	2009
			(In CAD millions)
Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent	—	—
Canadian term loan facility	October 31, 2012	CAD	175	185
U.S. term loan facility	October 31, 2014	USD	1,727	1,777
U.S. term loan II facility	October 31, 2014	USD	148	152
Senior notes	November 1, 2015	USD	689	703
Senior subordinated notes	November 1, 2017	USD	215	220

		CAD	2,954	3,037
Current portion		CAD	(62)	(23)

Long term portion		CAD	2,892	3,014

The outstanding debt balances above, with the exception of the revolving credit facility and the Canadian term loan, are presented net of related debt issuance costs. The debt issuance costs in the amount of CAD 4 million related to the revolving credit facility and the Canadian term loan are included in other assets and are amortized to interest expense on a straight-line basis. All other debt issuance costs are amortized to interest expense using the effective interest method.

The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Borrowings under the Senior Secured Credit Facilities bear interest at a base interest rate plus margins of 275 — 300 basis points. The required repayments on the Canadian term loan facility will be CAD 5 million for the remainder of 2010. For the US term loan facilities, required repayments in 2010 are 1/4 of 1% of the initial aggregate principal amount which is approximately $5 million per quarter. Telesat is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates.
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
Interest Expense
An estimate of the interest expense on borrowings is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Senior Secured Credit Facilities. Telesat’s estimated interest expense for the remainder 2010 is approximately CAD 55 million.
Derivatives
Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.
Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At September 30, 2010, Telesat had $80 million in outstanding foreign exchange forward contracts. The fair value of these derivative contracts at September 30, 2010 was an asset of CAD 0.6 million and at December 31, 2009 it was a liability of CAD 0.4 million.
Telesat has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At September 30, 2010, the Company had a cross currency basis swap of CAD 1,190.6 million which requires the Company to pay Canadian dollars to receive $1,025.0 million. At September 30, 2010, the fair value of this derivative contract was a liability of CAD 159.2 million. This non-cash loss will remain mostly unrealized until the contract is settled. This contract is due on October 31, 2014. At December 31, 2009 the fair value of this derivative contract was a liability of CAD 137.1 million.
Interest Rate Risk
Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At September 30, 2010, the fair value of these derivative contracts was a liability of CAD 69.6 million, and at December 31, 2009 there was a liability of CAD 47.8 million. These contracts are due between October 31, 2010 and October 31, 2014.

Capital Expenditures
Telesat has entered into contracts with SS/L for the construction of Telstar 14R, Nimiq 6, a direct broadcast satellite to be used by Telesat’s customer, Bell TV and Anik G1. The outstanding commitments as of September 30, 2010 on these contracts and contracts for the launch and launch insurance of these satellites are approximately CAD 474 million. These expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Senior Secured Credit Facilities.
Contractual Obligations
There have not been any significant changes to the contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC. As of September 30, 2010, we have recorded liabilities for uncertain income tax positions in the amount of $120 million. We do not expect to make any significant payments regarding such liabilities during the next 12 months.
Statement of Cash Flows
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $38 million for the nine months ended September 30, 2010 compared to $148 million in the same period last year.
The major driver of this change was net cash used in program related assets (contracts-in-process, inventories and customer advances) of $37 million in the current period compared to net cash provided by program related assets of $94 million last year. Contracts-in-process used $8 million last year but reduced cash flow from operating activities by $66 million this year due to advance spending on programs that customers are obligated to pay us for in the future. Customer advances provided $85 million last year compared to $16 million this year due to the timing of awards and progress on new satellite programs.
Net income adjusted for non-cash items provided $76 million for the nine months ended September 30, 2010 compared to $36 million in the same period last year. Net income for the nine months ended September 30, 2010 includes a $14 million charge for payments of Directors’ claims related to litigation.
Other factors affecting cash from operating activities: changes in accounts payable, accrued expenses and other current liabilities increased cash by $6 million for the nine months ended September 30, 2010 and decreased cash by $3 million in the same period last year. We received income tax refunds of $18 million during the nine months ended September 30, 2009.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2010 was $41 million relating to capital expenditures.
Net cash used in investing activities for the nine months ended September 30, 2009 was $36 million resulting from capital expenditures of $32 million and an investment of $4.5 million in XTAR.
Net Cash Provided by (Used) in Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2010 was $8 million mainly resulting from proceeds from the exercise of stock options.
Net cash used in financing activities for the nine months ended September 30, 2009 was $56 million resulting from repayment of borrowings under the SS/L Credit Agreement during the first quarter.
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
As of September 30, 2010, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the September 30, 2010 exchange rates) that were unhedged:

	Foreign
	Currency	U.S.$
	(In millions)
Future revenues — Japanese yen	¥224.5	$2.7
Future expenditures — Japanese yen	¥4,508.8	$53.9
Future revenue — euros	€10.5	$14.3
Future expenditures — euros	€8.7	$11.8
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

The maturity of foreign currency exchange contracts held as of September 30, 2010 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In millions)
2010	€22.1	$27.2	$30.0
2011	102.8	131.0	139.2
2012	27.0	32.6	36.3
2013	27.0	32.9	36.1

	€178.9	$223.7	$241.6

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.
The aggregate fair value of derivative instruments in an asset position was $4.0 million as of September 30, 2010. This amount represents the maximum exposure to loss at September 30, 2010 as a result of the counterparties failing to perform as contracted.
Telesat
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 45% of Telesat’s revenues for the nine months ended September 30, 2010, a large portion of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in US dollars. The most significant impact of variations in the exchange rate is on the US dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2010 would have increased or decreased Telesat’s net income for the nine months ended September 30, 2010 by approximately $154 million.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives” for a discussion of derivatives at Telesat.
Interest
Loral
As of September 30, 2010, the Company had no long-term debt or any exposure to changes in interest rates with respect thereto.
Telesat
Telesat is exposed to interest rate risk on its cash and cash equivalents and the portion of its long term debt which is variable rate financing and unhedged. Changes in the interest rates could impact the amount of interest Telesat is required to pay.
Other
As of September 30, 2010, the Company held 984,173 shares of Globalstar Inc. common stock with a market value of approximately $1.7 million and $2.4 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the first nine months of 2010 year, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Item 4. Disclosure Controls and Procedures
(a) Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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
In addition, in our form 10-K under “Risks Factors Associated with Satellite Service” we identify one such risk as “Changes in the Canadian competitive environment could adversely affect Telesat.” In connection with that risk, in July 2010, the Government of Canada adopted the legislative amendments proposed in its 2010 budget that exempt Canadian Satellite operators, like Telesat, from certain foreign ownership restrictions under the Telecommunications Act and Radiocommunications Act. While we believe these amendments may enhance Telesat’s ability to compete on a global basis, they may increase the competition Telesat currently experiences in respect of Canadian orbital slots and spectrum. As a result of the July 2010 legislative amendments, in addition to continuing to compete with other Canadian operators, like Ciel, for the rights to Canadian orbital slots and spectrum, Telesat may experience increased competition from non-Canadian operators for these scarce resources, which could have a material adverse effect on Telesat’s business prospects.
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

Registrant Loral Space & Communications Inc.
/s/ Harvey B. Rein
Harvey B. Rein
Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer
Date: November 4, 2010

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