Form 10-K
period 2010-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2011-03-15
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
At March 1, 2011, 21,149,598 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.
As of June 30, 2010, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $520,752,485
Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Documents incorporated by reference are as follows:

Part and Item Number of
Document	Form 10-K into which incorporated
Loral Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual	Part II, Item 5(d)
Meeting of Stockholders to be held May 24, 2011	Part III, Items 11 through 14

LORAL SPACE AND COMMUNICATIONS INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2010

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
Satellite Services:
Loral participates in satellite services operations principally through its 64% economic interest in Telesat Holdings Inc. (“Telesat Holdco”), which owns Telesat Canada (“Telesat”), a leading global FSS provider, with industry leading backlog, and one of only three FSS providers operating on a global basis. Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.
Segment Overview
Satellite Manufacturing
SS/L is a designer, manufacturer and integrator of powerful satellites and satellite systems for commercial and government customers worldwide. SS/L’s design, engineering and manufacturing capabilities have allowed it to develop a large portfolio of highly engineered, mission-critical satellites and secure a strong industry presence. This position provides SS/L with the ability to produce satellites that meet a broad range of customer requirements for broadband internet service to the home, mobile video and internet service, broadcast feeds for television and radio distribution, phone service, civil and defense communications, direct-to-home television broadcast, satellite radio, telecommunications backhaul and trunking, weather and environment monitoring and air traffic control. In addition, SS/L has applied its design and manufacturing expertise to produce spacecraft subsystems, such as batteries for the International Space Station, and to integrate government and other add-on missions on commercial satellites, which are referred to as hosted payloads.
As of December 31, 2010, SS/L had $1.6 billion in backlog for 20 satellites for customers including Intelsat Global S.A., SES S.A., Telesat Holdings Inc., Hispasat, S.A., EchoStar Corporation, Sirius-XM Satellite Radio, TerreStar Corporation, Asia Satellite Telecommunications Co. Ltd., Hughes Network Systems, LLC, ViaSat, Inc., Eutelsat/ictQatar, DIRECTV, Satélites Mexicanos, S.A. de C.V. and Asia Broadcast Satellite.

Since SS/L’s inception, it has delivered more than 240 satellites, which have achieved more than 1,700 years of cumulative on-orbit service. SS/L’s satellite platform accommodates some of the world’s highest-power payloads for television, radio and multimedia broadcast. SS/L is the only manufacturer to have produced to date high-power commercial satellites greater than 18-kW at end-of-life, or EOL. In addition, SS/L is the first manufacturer to utilize a commercial ground-based beam forming, or GBBF, system, which allows ground system upgrades to adjust for changes in service usage. For the period from 2005 through December 31, 2010, SS/L-built satellites have had no satellite hardware operational failures resulting in insurance claim payments.
Satellite demand is driven by fleet replacement cycles, increased video, internet and data bandwidth demand and new satellite applications. SS/L expects its future success to derive from maintaining and expanding its share of the satellite construction contracts based on engineering, technical and manufacturing leadership; its value proposition and record of reliability; the increased demand for new applications requiring high power and capacity satellites such as HDTV, 3-D TV and broadband; and SS/L’s expansion of governmental contracts based on its record of reliability and experience with fixed-price contract manufacturing. We also expect SS/L to benefit from the increased revenues from larger and more complex satellites. As such, increased revenues as well as system and supply chain management improvements should enable SS/L to continue to improve its profitability.
SS/L products span the entire commercial market segment and SS/L’s customers include satellite service operators across all satellite-based applications. SS/L’s highly flexible satellite platform accommodates a broad range of applications such as regional and spot-beam technology and hybrid systems that maximize the value of orbital slot locations. As a result, SS/L is well-positioned for the next stage of growth, including (i) additional satellites for existing customers, (ii) satellites for new customers, both established and those developing new services and (iii) government satellites, both U.S. government, or USG, and non-USG, as well as government hosted payloads and space subsystems.
Market and Competition
SS/L participates in the highly competitive commercial satellite manufacturing industry principally on the basis of superior customer relationships, technical excellence, reliability and pricing. Other competitors for satellite manufacturing contracts include Boeing, Lockheed Martin and Orbital Sciences in the U.S., Thales Alenia Space and EADS Astrium in Europe and Mitsubishi Electric Corporation in Japan. SS/L’s continued success depends on its ability to provide highly reliable satellites on a cost-effective and timely basis. SS/L may also face competition in the future from emerging low-cost competitors in India, Russia and China. The number of satellite manufacturing contracts awarded varies annually and is difficult to predict. For example, based on readily available industry information, we believe that, while only two contracts for mid- and high-power (8 kW or higher) commercial satellites were awarded worldwide in 2002, there were 17 and 21 contracts awarded in 2010 and 2009, respectively. The current economic environment may adversely affect the satellite market in the near-term. While we expect the replacement market to be reliable over the next year, given the current credit crisis, potential customers that are highly leveraged or in the development stage may not be able to obtain the financing necessary to purchase satellites.
Satellite Manufacturing Performance(1)

	Year ended December 31,
	2010	2009	2008
	(In millions)
Total segment revenues	$1,165	$1,008	$881
Eliminations	(6)	(15)	(12)

Revenues from satellite manufacturing as reported	$1,159	$993	$869

Segment Adjusted EBITDA before eliminations	$143	$91	$45

(1)
See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 15 to the Loral consolidated financial statements for the definition of Adjusted EBITDA).

Total SS/L assets, located primarily in California, were $921 million and $864 million as of December 31, 2010 and 2009, respectively. The increase is primarily due to growth in gross orbital receivables of $71 million in 2010. Total SS/L assets were $799 million as of December 31, 2008. Backlog at December 31, 2010 was $1.6 billion. This included $219 million of backlog for the construction of Telstar 14R, Nimiq 6 and Anik G1 for Telesat and the intercompany portion of ViaSat-1. Backlog at December 31, 2009 was $1.6 billion. This included $225 million of backlog for the construction of Telstar 14R and Nimiq 6 for Telesat and the intercompany portion of ViaSat-1. It is expected that approximately 64% of the backlog as of December 31, 2010, will be recognized as revenues during 2011. During 2010, revenues from EchoStar Corporation, Hughes Network Systems, LLC, Intelsat Global S.A., SES S.A. and Telesat Holdings Inc. were each individually greater than 10% of our total revenues.
Satellite Services
As of December 31, 2010, Telesat had 12 in-orbit satellites and three satellites under construction, one of which is 100% leased for at least the design life of the satellite. Telesat provides video distribution and DTH video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.
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
Video Distribution. Major broadcasters, cable networks and DTH service providers use Telesat satellites for the full-time transmission of television programming. Additionally, certain broadcasters and DTH service providers bundle value-added services that include satellite capacity, digital encoding of video channels and uplinking and downlinking services to and from Telesat satellites and teleport facilities. Telstar 18 delivers video distribution and contribution throughout Asia and offers connectivity to the U.S. mainland via Hawaiian teleport facilities; Telstar 12 is also used to transmit television services. In both Brazil and Chile, Telesat provides video distribution services on Telstar 14/Estrela do Sul.
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
Consulting & Other:
Consulting operations allow for increased operating efficiencies by leveraging Telesat’s existing employees and facility base. With over 40 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide, having provided services to businesses and governments in over 35 countries across six continents. In 2010, the international consulting business provided satellite-related services in approximately 20 countries.
Telesat is the fourth largest FSS operator in the world and the largest in Canada, with a strong and growing business. It has a leading position as a provider of satellite services in the North American video distribution market. Telesat provides services to both of the major DTH providers in Canada, Bell TV and Shaw Direct, which together have approximately 2.9 million subscribers, as well as to EchoStar (Dish Network) in the United States, which has over 14 million subscribers. Its international satellites are well positioned in emerging, high growth markets and serve high value customers in those markets. Telstar 11N provides service to American, European and African regions and aeronautical and maritime markets of the Atlantic Ocean Region. Telstar 12 provides intercontinental connectivity from the Americas to the Middle East. Telstar 14/Estrela do Sul offers high powered coverage of the Americas, the Gulf of Mexico, the Caribbean and the North Atlantic Ocean Region (“NAOR”). Telstar 18 delivers video distribution and contribution throughout Asia and offers connectivity to the US mainland via Hawaiian teleport facilities. Telesat’s current enterprise services customers include leading telecommunications service providers as well as a range of network service providers and integrators, which provide services to enterprises, governments and international agencies and multiple ISPs.
Telesat offers its broad suite of satellite services to more than 400 customers worldwide, which include some of the world’s leading television broadcasters, cable programmers, DTH service providers, ISPs, telecommunications carriers, corporations and government agencies. Over 40 years of operation, Telesat has established long-term, collaborative relationships with its customers and has developed a reputation for creating innovative solutions and providing services essential for its customers to reach their end users. Telesat’s customers represent some of the strongest and most financially stable companies in their respective industries. These customers frequently commit to long-term contracts for its services, which enhances the predictability of its future revenues and cash flows and supports its future growth.
Telesat’s North American Broadcast and Enterprise Services customer service contracts are typically multi-year in duration and, in the past, Telesat has successfully contracted all or a significant portion of a satellite’s capacity prior to commencing construction.
Market and Competition
Telesat is one of three global FSS operators. Telesat competes against other global, regional and national FSS operators and, for certain services and in certain regions with providers of terrestrial-based communications services.

Fixed Satellite Operators
The other two global FSS operators are Intelsat Global S.A. (“Intelsat”) and SES S.A. (“SES”). Telesat also competes with a number of nationally or regionally focused FSS operators around the world, including Eutelsat S.A. (“Eutelsat”), the third largest FSS operator in the world.
Intelsat, SES and Eutelsat are each substantially larger than Telesat in terms of both the number of satellites they have in-orbit as well as their revenues. Telesat believes that Intelsat and its subsidiaries together have a global fleet of over fifty satellites, that SES and its subsidiaries have a fleet of over forty satellites, and that Eutelsat and its subsidiaries have a fleet of over twenty satellites and additional capacity on another three satellites. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, and may (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure. In addition, their larger sizes may enable them to devote more resources, both human and financial, to sales, operations, product development and strategic alliances and acquisitions.
Regional and domestic providers: Telesat also competes against regional FSS operators, including:
•	in North America: Ciel, ViaSat/WildBlue, HNS, EchoStar, Satmex and Hispamar;

•	in Europe, Middle East, Africa: Eutelsat, Arabsat, Nilesat, HellasSat, Turksat and Spacecom;

•	in Asia: AsiaSat, Measat, Thaicom, APT, PT Telkom, Optus and Asia Broadcast Satellite; and

•	in Latin America: Satmex, Star One, Arsat, HispaSat and Hispamar.
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
The Canadian Government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization commitments to liberalize trade in basic telecommunications services. As of February 2011, approximately 74 non-Canadian FSS satellites are listed as having been approved by Industry Canada for use in Canada. Three of these are Telesat satellites licensed by other administrations. The growth in satellite service providers using or planning to use Ka-band, including ViaSat/WildBlue, Eutelsat, HNS, Yahsat and others, will result in increased competition.
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
Satellite Fleet & Ground Resources
As of December 31, 2010, Telesat had 12 in-orbit satellites and three satellites under construction, one of which is 100% leased for at least the design life of the satellite.

Telesat also has ground facilities located around the world, providing both control services to its satellite fleet, as well as to the satellites of other operators as part of its consulting services offerings. It has two control centers located in Ottawa, Ontario and Allan Park, Ontario. A third control center, in Rio de Janeiro, Brazil is used to operate Telstar 14/Estrela do Sul. In addition, Telesat leases other technical facilities that provide customers with a host of teleport and hub services.
Telesat’s North American focused fleet is comprised of three owned FSS satellites, Anik F1-R, Anik F2 and Anik F3, and four owned direct broadcast services, or DBS, satellites, Nimiq 1, Nimiq 2, Nimiq 4 and Nimiq 5. Telesat’s international fleet is comprised of five owned FSS satellites, Anik F1, Telstar 11N, Telstar 12, Telstar 14/Estrela do Sul and Telstar 18.
The table below summarizes selected data relating to Telesat’s owned and leased in-orbit satellites as of December 31, 2010:

				Expected
	Orbital Location		Manufacturer’s	End-of-
	Regions	Launch	End-of-Service	Orbital	Transponders(1)
	Covered	Date	Life	Maneuver Life(1)	C-band(2)	Ku-band(2)	Ka-band	L-band(3)	Model
Nimiq 1	91.1° WL Canada,	May 1999	2011	2024	—	32@24MHz	—	—	A2100 AX
	Continental United States								(Lockheed Martin)
Nimiq 2(4)	91.1° WL Canada,	December 2002	2015	2021	—	11@24MHz	—	—	A2100 AX
	Continental United								(Lockheed Martin)
	States
Nimiq 4	82° WL Canada	September 2008	2023	2027		32@24 MHz	8@54 MHz		E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada,	September 2009	2024	2035		32@24MHz			SS/L 1300
	Continental United States
Anik F1(5)	107.3° WL South	November 2000	2016	2018	12@36MHz	16@27MHz	—	—	BSS702 (Boeing)
	America
Anik F2	111.1° WL Canada,	July 2004	2019	2027	24@36MHz	32@27MHz	31@56/112 MHz	—	BSS702 (Boeing)
	Continental United						6@500MHz
	States						1@56/112MHz
Anik F1R(3)	107.3° WL North	September 2005	2020	2023	24@36MHz	32@27MHz	—	2@20MHz	E3000
	America								(EADS Astrium)
Anik F3	118.7° WL Canada,	April 2007	2022	2026	24@36MHz	32@27MHz	2@75MHz	—	E3000
	Continental United						(500MHz)		(EADS Astrium)
	States
Telstar 11N	37.55° WL North and	February 2009	2024	2026		39@27/54MHz			SS/L 1300
	Central America,
	Europe, Africa and the
	maritime Atlantic
	Ocean region
Telstar 12(6)	15° WL Eastern United	October 1999	2012	2016	—	37@54MHz	—	—	SS/L 1300
	States, SE Canada,
	Europe, Russia, Middle
	East, South Africa,
	portions of South and
	Central America
Telstar 14/Estrela	63° WL Brazil And	January 2004	2019	2011	—	9@72MHz	—	—	SS/L 1300
do Sul	portions of Latin					9@36MHz
	America, North					2@28MHz
	America, Atlantic					1@56MHz
	Ocean
Telstar 18(7)	138° EL India, South	June 2004	2017	2018	18@36MHz	6@54MHz	—	—	SS/L 1300
	East Asia, China,				1@54MHz	1@40MHz
	Australia And Hawaii

(1)
Telesat’s current estimate of when each satellite will be decommissioned, taking account of anomalies and malfunctions the satellites have experienced to date and other factors such as remaining fuel levels, consumption rates and other available engineering data. These estimates are subject to change and it is possible that the actual orbital maneuver life of any of these satellites will be shorter than Telesat currently anticipates. Further, it is anticipated that the payload capacity of each satellite may be reduced prior to the estimated end of commercial service life. For example, Telesat currently anticipates that it will need to commence the turndown of transponders on Anik F1, as a result of further degradation in available power.

(2)	Includes the DBS Ku-Band, extended C-band and extended Ku-band in certain cases.

(3)	Telesat does not provide service in the L-band. The L-band payload is licensed to Telesat’s customer by the FCC.

(4)
It is expected that the available capacity in Nimiq 2 will be reduced over time as a result of power system limitations due to malfunctions affecting available power. The number of Ku-band transponders stated above refers to the number of active saturated Ku-band transponders as of December 31, 2010.

(5)	Anik F1’s orbital maneuver life is constrained by power availability.

(6)	Telstar 12 has 38 54 MHz transponders. Four of these transponders are leased to Eutelsat to settle coordination issues and Telesat leases back three of these transponders.

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

In addition, Telesat has the rights to the following satellite capacity to end of life of these satellites:
•	Satmex 5: Three-36MHz Ku-band transponders;

•	Satmex 6: Two-36MHz C-band transponders; Two-36MHz Ku-band transponders; and

•	Agila 2 (Mabuhay): Two-36MHz C-band transponders and five and one half 36 MHz Ku-band transponders
The table below summarizes selected data relating to Telesat’s satellites under construction as of December 31, 2010:

	Telstar 14R/Estrela do Sul 2	Nimiq 6	Anik G1
Orbital Location	63[o] WL	TBD	107.3° WL
Regions Covered	South America,	Canada,	Canada, Continental
	Continental US,	Continental US	US, South America,
	Andean Region,		Pacific Ocean
North and Mid-Atlantic
Ocean Region
Planned In-Service Date	Second half of 2011	Mid-2012	Second half of 2012
Manufacturer’s End-of-Service-Life	2026	2027	2027
Customer Committed Capacity	N/A	100%	35%
Transponders:
Ku-band	58 @36 MHz	32 @ 24 MHz	16 @ 27 MHz
12 @ 36 MHz
C-band			24 @ 36 MHz
X-band			3 @ 36 MHz
Model	SS/L 1300	SS/L 1300	SS/L 1300
Satellite Services Performance(1)
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

On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdco, a newly-formed joint venture, completed the acquisition of Telesat from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet to Telesat. We refer to this acquisition and transfer of assets and liabilities of Loral Skynet as the Telesat transaction. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco (see Note 6 to the Loral consolidated financial statements). We use the equity method of accounting for our investment in Telesat Holdco.

	Year ended December 31,
	2010	2009	2008
	(In millions)
Revenue:
Total segment revenues	$797	$692	$685
Affiliate eliminations(2)	(797)	(692)	(685)

Revenues from satellite services as reported	$—	$—	$—

Adjusted EBITDA:
Total segment Adjusted EBITDA	$607	$488	$436
Affiliate eliminations(2)	(607)	(488)	(427)

Adjusted EBITDA from satellite services after eliminations	$—	$—	$9

(1)
See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 15 to the consolidated financial statements for the definition of Adjusted EBITDA).

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat.
Total Telesat assets were $5.3 billion, $5.0 billion and $4.3 billion as of December 31, 2010, 2009 and 2008, respectively. Backlog was approximately $5.5 billion and $5.2 billion as of December 31, 2010 and 2009, respectively. The increases in backlog and asset carrying value are primarily due to exchange rate changes. It is expected that approximately 11% of the backlog at December 31, 2010 will be recognized as revenue in 2011.
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
Other
We also own 56% of XTAR, LLC (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”). XTAR owns and operates an X-band satellite, XTAR-EUR located at 29o E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases 7.2 72 MHz X-band transponders on the Spainsat satellite located at 30o W.L. owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide X-band services to the U.S. Department of Defense, U.S. Department of State, various agencies of the Spanish Government, the Belgium Ministry of Defense, the Norwegian Ministry of Defense and the Danish armed forces. For more information on XTAR see Note 6 to the Loral consolidated financial statements.
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
Canadian Regulatory Environment
Telesat’s operations are subject to regulation and licensing by Industry Canada pursuant to the Radiocommunication Act (Canada) and by the Canadian Radio-Television and Telecommunications Commission (“CRTC”), under the Telecommunications Act (Canada). Industry Canada has the authority to issue licenses, establish standards, assign Canadian orbital locations and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for Industry Canada has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses and to suspend or even revoke licenses. Telesat’s licenses to operate the Anik F and Nimiq satellites require it to comply with research and development and other industrial and public benefit commitments, to pay annual radio authorization fees and to provide all-Canada satellite coverage.
Industry Canada traditionally licensed satellite radio spectrum and associated orbital locations on a first-come, first-served basis. Currently, however, a competitive licensing process is employed for certain spectrum resources where it is anticipated that demand will likely exceed supply, including the licensing of certain FSS and broadcasting satellite service (“BSS”) orbital locations and associated spectrum resources. Authorizations are granted for the life of a satellite, although radio licenses (e.g., FSS licenses) are renewed annually. As a result of policy concerns about the continuity of service and other factors, there is generally a strong presumption of renewal provided license conditions are met.
The Canadian Government opened Canadian satellite markets to foreign-licensed satellite operators as part of its 1998 World Trade Organization (“WTO”) commitments to liberalize trade in basic telecommunications services, with the exception of direct-to-home (“DTH”) television services that are provided through FSS or DBS facilities. In September 2005, the Canadian Government revised its satellite-use policy to permit the use of foreign-licensed satellites for digital audio radio services in Canada. Further liberalization of the policy may occur and could result in increased competition in Canadian satellite markets. On June 13, 2007, Industry Canada announced that Telesat would be awarded five new licenses for Canadian satellite spectrum and rights to the related orbital positions. Telesat was subsequently awarded an authorization for extended Ku-band, FSS and RDBS spectrum at another location.

The Telecommunications Act authorizes the CRTC to regulate various aspects of the provision of telecommunications services by Telesat and other telecommunications service providers. Since the passage of the Act in 1993, the CRTC has gradually forborne from regulating an increasing number of services provided by regulated companies. Under the current regulatory regime, Telesat has pricing flexibility subject to a price ceiling of CAD 170,000 per transponder per month on certain full period FSS services offered in Canada under minimum five-year arrangements. Telesat’s DBS services offered within Canada are also subject to CRTC regulation, but have been treated as distinct from its fixed satellite services and facilities. Telesat requires CRTC approval of customer agreements relating to the sale of all DBS capacity in Canada, including the rates, terms and conditions of service set out therein. Section 28(2) of the Telecommunications Act provides that the CRTC may allocate satellite capacity to particular broadcasting undertakings if it is satisfied that the allocation will further the implementation of the broadcasting policy for Canada.
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
In July 2010, the Government of Canada adopted the legislative amendments that were proposed in its 2010 budget that eliminated the application of certain foreign ownership restrictions under the Telecommunications Act and Radiocommunications Act, to Canadian satellite operators, like Telesat. Telesat believes the elimination of these restrictions will give it access to additional sources of capital and, more generally, greater strategic flexibility to enhance it’s competitive position. The legislative amendments do not affect the nature of Loral’s ownership interest in, or rights with respect to the governance of Telesat, nor do they alter the Canadian government’s authority to review foreign investment in Canadian companies under the Investment Canada Act including the authority to review any changes to the nature of Loral’s ownership.
United States Regulatory Environment
The Federal Communications Commission, or FCC, regulates the provision of satellite services to, from or within the United States. Certain of Telesat’s satellites are owned and operated through a US subsidiary and are regulated by the FCC.
Telesat has chosen to operate its US-authorized satellites on a non-common carrier basis, and it is not subject to rate regulation or other common carrier regulations enacted under the US Communications Act of 1934. Telesat pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the FCC for interstate/international telecommunications, and Telesat must contribute funds supporting the FCC’s Universal Service Fund, or USF, with respect to eligible United States telecom revenues on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is currently set at 15.5% for the first quarter of 2011. At the present time, the eligible revenue to determine USF contributions excludes revenue from bare transponder capacity (space segment only agreements).
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

To facilitate the provision of FSS satellite services in C- and Ku-band frequencies in the United States market, foreign licensed operators may apply to have their satellites placed on the FCC’s Permitted Space Station List. Telesat’s Anik Fl, Anik Fl-R, Anik F2, Anik F3, and Telstar 14/Estrela do Sul satellites are currently on this list.
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
Once a member state has advised the ITU-BR that it desires to use a given frequency at a given orbital location, other member states notify that state and the ITU-BR of any use or intended use that would conflict with the original proposal. These nations are then obligated to negotiate with each other in an effort to coordinate the proposed uses and resolve interference concerns. If all outstanding issues are resolved, the member state governments so notify the ITU-BR, and the frequency use is registered in the ITU’s Master Register (“MIFR”). Following this notification, the registered satellite networks are entitled under international law to interference protection from subsequent or nonconforming uses. A state is not entitled to invoke the protections in the ITU Radio Regulations against harmful interference if that state decided to operate a satellite at the relevant orbital location without completing the coordination and notification process.
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
Although non-governmental entities, including Telesat, participate at the ITU, only national administrations have full standing as ITU members. Consequently, Telesat must rely on the government administrations of Canada, the United States, Brazil, and the United Kingdom (respectively, Industry Canada, the FCC, ANATEL, and OFCOM) to represent its interests in those jurisdictions, including filing and coordinating orbital locations within the ITU process with the national administrations of other countries, obtaining new orbital locations and resolving disputes through the consensual process provided for in the ITU’s rules.
PATENTS AND PROPRIETARY RIGHTS
Satellite Manufacturing
SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 167 patents in the United States and has applications for 13 patents pending in the United States. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspection technology. The SS/L patents that are currently in force expire between 2011 and 2029.
Satellite Services
As of December 31, 2010 Telesat had five patents, all in the United States. These patents expire between 2018 and 2021.
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

RESEARCH AND DEVELOPMENT
Satellite Manufacturing
SS/L’s research and development expenditures involve the design, experimentation and the development of space and satellite products. Research and development costs are expensed as incurred. SS/L’s research and development costs were $20 million for 2010, $23 million for 2009 and $35 million for 2008 and are included in selling, general and administrative expenses in our consolidated statements of operations.
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
FOREIGN OPERATIONS
Loral’s revenues from foreign customers, primarily in Europe, Canada and Asia represented 44%, 46% and 30% of our consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.
Satellite Manufacturing
SS/L’s revenues from foreign customers, primarily in Europe, Canada and Asia represented 44%, 46% and 29% of SS/L revenues for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, 2009 and 2008, substantially all of SS/L’s long-lived assets were located in the United States. See Item 1A — Risk Factors below for a discussion of the risks related to operating internationally. See Note 15 to the Loral consolidated financial statements for detail on SS/L’s domestic and foreign sales.
Satellite Services
Telesat’s revenues from non-U.S. customers, primarily in Canada, Asia, Europe and Latin America represented 68% of its consolidated revenues for the years ended December 31, 2010 and 2009 and 66% of its consolidated revenues for the year ended December 31, 2008. At December 31, 2010, 2009 and 2008 substantially all of its long-lived assets were located outside of the United States, primarily in Canada, with the exception of in-orbit satellites.
EMPLOYEES
As of December 31, 2010, Loral had approximately 2,700 full-time employees and approximately 280 contract employees, none of whom are subject to collective bargaining agreements. Almost all of the foregoing employees are employed in the satellite manufacturing segment. We consider our employee relations to be good.
As of December 31, 2010, Telesat, including subsidiaries, had 480 full and part time employees, approximately 2% of whom are subject to collective bargaining agreements. Telesat considers its employee relations to be good.

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
Item 1A. Risk Factors
I. Financial and Telesat Investment Risk Factors
Our revenues and profitability may be adversely affected by swings in the global financial markets, which may have a material adverse effect on our customers and suppliers.
Swings in the global financial markets that include illiquidity, market volatility, changes in interest rates and currency exchange fluctuations can be difficult to predict and negatively affect the ability of certain customers to make payments when due. Such swings may materially and adversely affect us due to the potential insolvency of suppliers and customers, inability of customers to obtain financing for their satellites and transponder leases, decreased customer demand, delays in supplier performance and contract terminations. Our customers may not have access to capital or a willingness to spend capital on our satellites and transponder leases, or their levels of cash liquidity with which to pay for satellites they have ordered from us and transponder leases may be adversely affected. Our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels or product quality may be adversely affected, which could cause them to raise prices or cease operations. As a result, we may experience a material adverse effect on our business, results of operations and financial condition. These potential effects of swings in the global financial markets are difficult to forecast and mitigate.
The SS/L credit agreement is subject to financial and other covenants that must be met for SS/L to utilize the revolving facility.
On December 20, 2010, SS/L entered into an amended and restated credit agreement with several banks and other financial institutions. The SS/L credit agreement provides for a $150 million senior secured revolving credit facility. The revolver matures on January 24, 2014. This credit agreement contains certain covenants, both financial and non-financial, which SS/L must be able to meet to draw on the revolver. The covenants include, among other things, a consolidated leverage ratio test, a consolidated interest coverage ratio test and restrictions on the incurrence of additional indebtedness, capital expenditures, investments, dividends or stock repurchases, asset sales, mergers and consolidations, liens, changes to the line of business and other matters customarily restricted in such agreements. While SS/L has been in compliance with all covenants to date, there can be no assurance that SS/L will be able to meet its covenant requirements in the future and maintain the availability to use the revolver. SS/L’s liquidity would be materially and adversely affected if it is unable to do so.
Our potential indebtedness makes us vulnerable to adverse developments.
There are certain restrictions in SS/L’s credit agreement on SS/L incurring indebtedness from sources other than the existing SS/L credit agreement. If new debt is added, such indebtedness could impose additional restrictive covenants. The incurrence of debt under the SS/L credit agreement and any additional significant debt that we may incur would make us vulnerable to, among other things, adverse changes in general economic, industry and competitive conditions.

Increases in interest rates could increase interest costs under SS/L’s credit facility.
Borrowings under SS/L’s credit facility are limited to Eurodollar Loans for periods ending in one, two, three or six months or daily loans for which the interest rate is adjusted daily based upon changes in the Prime Rate, Federal Funds Rate or one month Eurodollar Rate. Because of the nature of the borrowing under a revolving credit facility, the borrowing rate adjusts to changes in interest rates over time. For a $150 million credit facility, if it were fully borrowed, a 1% change in interest rates would affect annual interest expense by $1.5 million.
Instability in financial markets could adversely affect our ability to access additional capital.
In recent years, the volatility and disruption in the capital and credit markets have reached unprecedented levels. If these conditions continue or worsen, there can be no assurance that we will not experience a material adverse effect on SS/L’s ability to borrow money, including under SS/L’s senior secured revolving credit facility, or have access to capital, if needed. Although our lenders have made commitments to make funds available to SS/L in a timely fashion, SS/L’s lenders may be unable or unwilling to lend money. In addition, if we determine that it is appropriate or necessary to raise capital in the future, the future cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable. If we were unable to raise funds through debt or equity markets, it could have a material adverse effect on our business, results of operations and financial condition.
Loral Space & Communications Inc., the parent company, is a holding company with no current operations; we are dependent on cash flow from our operating subsidiaries and affiliates to meet our financial obligations.
The parent company is a holding company with three primary assets, its equity interest in its wholly-owned subsidiary, SS/L, and its equity interests in its affiliates, Telesat and XTAR. The parent company has no independent operations or operating assets and has ongoing cash requirements. The ability of SS/L, Telesat and XTAR to make payments or distributions to the parent company, whether as dividends or as payments under applicable management agreements or otherwise, will depend on their operating results, including their ability to satisfy their own cash flow requirements and obligations including, without limitation, their debt service obligations. Moreover, covenants contained in the debt agreements of SS/L and Telesat impose limitations on their ability to dividend funds to the parent company. Even if the applicable debt covenants would permit Telesat to pay dividends, the parent company will not have the ability to cause Telesat to do so. See below “While we own 64% of Telesat on an economic basis, we own only 33 1/3% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors.” Likewise, any dividend payments by XTAR would require the prior consent of our Spanish partner in the joint venture.
The parent company earns a management fee of $5 million a year from Telesat. Telesat’s loan documents permit this management fee from Telesat to be paid to the parent company only in the form of notes, with such fee becoming payable in cash only at such time that Telesat meets certain financial performance criteria set forth in the loan documents. Whether Telesat meets the financial performance criteria to enable payment is dependent upon foreign exchange rates which are constantly fluctuating. It is uncertain at this time whether Telesat will be permitted to pay the management fee in 2011.
SS/L made a $50 million dividend payment to the parent company in January 2011 as permitted under SS/L’s credit agreement which SS/L amended and restated in December 2010. SS/L pays the parent company a management fee of $1.5 million in cash each year. The parent company also allocates a portion of its annual overhead expenses to SS/L. The parent company required SS/L to make overhead expense allocation payments to it in 2010. The SS/L credit agreement restricts these overhead expense allocation payments to an amount not to exceed $15 million in any fiscal year and imposes a liquidity restriction that must be met for SS/L to make such payment. The SS/L credit agreement also limits loans by SS/L to the parent company. There can be no assurance that SS/L will be permitted to make expense allocation payments or loans to the parent company in the future.
Since January 2008, we have been investing in a Canadian broadband business which has been a use of cash for the Company. On March 1, 2011, Loral entered into agreements to sell this business to Telesat. It is expected that upon closing the transaction, the Company will receive $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date. This transaction is expected to close in March 2011. There can be no assurance, however, that this transaction will close. If the transaction does not close, the Company intends to continue to fund the business.

While we own 64% of Telesat on an economic basis, we own only 33 1/3% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors.
While we own 64% of the economic interests of Telesat, we hold only 33 1/3% of its voting interests. Although the restrictions on foreign ownership of Canadian satellites have recently been removed by the government of Canada, we are still subject to our shareholders agreement with PSP and the articles of incorporation of Telesat Holdco, which do not allow us to own more voting stock of Telesat Holdco than we currently own. Also, under our shareholders agreement, the governance and management of Telesat is vested in its 10-member Board of Directors, comprised of three Loral appointed directors, three PSP appointed directors and four independent directors, two of whom also own Telesat shares with nominal economic value and 30% and 6 2/3% of the voting interests for Telesat directors, respectively. While we own a greater voting interest in Telesat than any other single stockholder with respect to election of directors and we and PSP, which owns 30% of the voting interests for directors and 66 2/3% of the voting interests for all other matters, together own a majority of Telesat’s voting power, circumstances may occur where our interests and those of PSP diverge or are in conflict. In that case, PSP, with the agreement of at least three of the four independent directors may, subject to veto rights that we have under Telesat’s shareholders agreement, cause Telesat to take actions contrary to our wishes. These veto rights are, however, limited to certain extraordinary actions — for example, the incurrence of more than $100 million of indebtedness or the purchase of assets at a cost in excess of $100 million. Moreover, our right to block these actions under the shareholders agreement falls away if, subject to certain exceptions, either (i) ownership or control, directly or indirectly by Dr. Mark H. Rachesky (President of MHR Fund Management LLC, or MHR, which, through its affiliated funds is our largest stockholder) of our voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of Loral’s board of directors over a consecutive two-year period.
Our equity investment in Telesat may be at risk because of Telesat’s leverage.
At December 31, 2010, Telesat had outstanding indebtedness of CAD 2.9 billion and additional borrowing capacity of CAD 153 million under its revolving facility, based on a U.S. dollar/Canadian dollar exchange rate of $1.00/CAD 0.9980. Approximately CAD 2.0 billion of this total borrowing capacity is debt that is secured by substantially all of the assets of Telesat. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat.
As of December 31, 2010, Telesat had indebtedness of CAD $2.0 billion which bears interest at variable rates. If market interest rates were to rise, this would result in higher debt service requirements. To alleviate a portion of this risk, in 2007 Telesat entered into interest rate swaps that converted $600 million of its outstanding floating U.S. dollar debt and CAD 630 million of its outstanding Canadian dollar debt into fixed rate debt for periods extending into 2010 and 2011. In 2009, Telesat extended the maturity of the existing CAD 630 million floating to fixed interest rate swaps to October 2014 and entered into an additional delayed-start floating to fixed CAD 300 million interest rate swap maturing in October 2014.
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
Upon completion of the Telesat transaction, we deferred a tax gain of approximately $308 million arising from the contribution by Loral Skynet to Telesat of substantially all of its assets and related liabilities. If Telesat were to sell or otherwise dispose of substantially all of such contributed assets in one or more taxable transactions prior to November 1, 2012, we would be required to recognize this deferred gain with retroactive effect to 2007, resulting in additional tax liability to us of approximately $119 million plus interest. Telesat has agreed that, prior to November 1, 2012, without our prior consent, it will not dispose of assets having a value, whether individually or in the aggregate, in excess of $50 million if such disposition would, in our reasonable determination, result in an adverse tax consequence to us. If we were to exercise this veto right and prevent Telesat from consummating such an asset sale, it may, however, adversely affect the value of our investment in Telesat.
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
Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. Loral reports its investment in Telesat using the equity method of accounting. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how our financial results as they relate to Telesat are reported in our consolidated financial statements. There was a significant movement in US$/CAD exchange rates during 2010; the exchange rate moved from US$1.00/CAD 1.0532 at December 31, 2009 to US$1.00/CAD 0.9980 at December 31, 2010.
XTAR has not generated sufficient revenues to meet all of its contractual obligations, which are substantial.
XTAR’s take-up rate in its service has been slower than anticipated. As a result, it has deferred certain payments owed to us, Hisdesat and Telesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite. These lease obligations were $24 million in 2010 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite, which is estimated to be in 2022. In addition, XTAR has entered into an agreement with Hisdesat whereby the past due balance on the Spainsat transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, became payable to Hisdesat over 12 years through annual payments of $5 million. Also, XTAR has a convertible loan from Hisdesat in the amount of approximately $17 million, including accrued interest, which is due in June 2011. XTAR’s lease and other obligations to Hisdesat, which will aggregate in excess of $376 million over the life of the satellite, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these obligations, as well as payments of other amounts owed to us, Hisdesat and Telesat in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these obligations will continue to accrue and grow, which may have a material and adverse effect on our equity interest in XTAR. As of December 31, 2010, $3.0 million was due to Loral from XTAR.

As part of our business strategy, we may complete acquisitions, undertake restructuring efforts or engage in other strategic transactions. These actions could adversely affect our business, results of operations and financial condition.
As part of our business strategy, we may engage in discussions with third parties regarding, or enter into agreements relating to, acquisitions, restructuring efforts or other strategic transactions in order to manage our product and technology portfolios or further our strategic objectives. In order to pursue this strategy successfully, we must identify suitable acquisition or alliance candidates and complete these transactions, some of which may be large and complex. Any of these activities may result in disruptions to our business and may not produce the full efficiency and cost reduction benefits anticipated.
II. Segment Risk Factors
•	Risk Factors Associated With Satellite Manufacturing
The satellite manufacturing market is highly competitive.
SS/L competes with companies such as Lockheed Martin, Boeing and Orbital Sciences in the United States, Thales, Alenia Space and EADS Astrium in Europe and Mitsubishi Electric Corp. in Japan. We also expect that in the future SS/L will compete with emerging low-cost competitors in India, Russia and China. Many of SS/L’s competitors are larger and have substantially greater resources than we do. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space industry and many with greater financial resources than we possess, could seek to produce satellites that could render SS/L’s satellites less competitively viable. Some of SS/L’s foreign competitors currently benefit from, and others may in the future benefit from, subsidies from or other protective measures by their home countries or government-supported financing of customer purchases and the ability to avoid U.S. export controls. Moreover, as a result of our interest in Telesat, SS/L may experience difficulty in obtaining orders from certain customers engaged in the satellite services business who compete with Telesat.
Our financial performance is dependent on SS/L’s ability to generate a sustainable order rate and to continue to increase its backlog. This can be challenging and may fluctuate on an annual and quarterly basis as the number of satellite construction contracts varies and is difficult to predict. Furthermore, the satellite manufacturing industry has suffered from substantial overcapacity worldwide for a number of years, resulting in competitive pressure on pricing and other material contractual terms, such as those allocating risk between the manufacturer and its customers. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions, resulting in reduced margins and increased assumption of risk by manufacturers, including SS/L.
The cyclicality of SS/L’s end-user markets could have a material adverse effect on our financial results.
Many of the end markets SS/L serves have historically been cyclical and have experienced periodic downturns. The factors leading to, and the severity and length of, a downturn are difficult to predict and it is possible that we will not appropriately anticipate changes in the underlying end markets SS/L serves. It is also difficult to predict whether any increased levels of business activity will continue as a trend into the future. If we fail to anticipate changes in the end markets SS/L serves, our business, results of operations and financial condition could be materially adversely affected.
Many of SS/L’s contracts with its customers include performance incentives that subject us to risk.
Most of SS/L’s satellite construction contracts permit SS/L’s customers to pay a portion of the purchase price (typically about 10%) for the satellite over the life of the satellite (typically 15 years), subject to the continued performance of the satellite, referred to as orbital receivables. Since these orbital receivables could be affected by future satellite performance, SS/L may not be able to collect all or a portion of these receivables. See “— SS/L’s contracts are subject to adjustments, cost overruns and termination.” SS/L generally does not insure for these orbital receivables and, in some cases, agrees with our customers not to insure them.

SS/L records the present value of orbital receivables as revenue during the construction of the satellite, which is typically two to three years. SS/L generally receives the present value of these orbital receivables if there is a launch failure or a failure caused by customer error. SS/L forfeits some or all of these payments, however, if the loss is caused by satellite failure or as a result of SS/L’s own error.
In addition to performance of the satellite, there can be no assurance that a customer will not delay payment of an orbital receivable to, or seek financial relief from, SS/L if such customer has financial difficulties. Nonpayment of an orbital receivable by a customer for performance or other reasons could have an adverse effect on our cash flows. In addition, if SS/L’s customers fall behind or default on payments to SS/L of orbital receivables, our liquidity will be adversely affected.
Some of SS/L’s contracts provide for performance incentives to the customer in the form of warranty payback, which means that in the event satellite anomalies develop after launch, SS/L would owe the customer a specified penalty payment. SS/L does not insure these contingent liabilities. We have recorded reserves in our financial statements based on current estimates of SS/L’s warranty liabilities. There is no assurance that our actual liabilities to SS/L’s customers in respect of these warranty liabilities will not be greater than the amount reserved.
The satellite manufacturing industry is characterized by technological change, and if SS/L cannot continue to develop, manufacture and market innovative satellite applications that meet customer requirements our sales may suffer.
The satellite manufacturing industry is characterized by technological developments necessary to meet changing customer demand for complex and reliable services. SS/L needs to invest in technology to meet its customers’ changing needs. Technological development is expensive and requires long lead time. It is possible that SS/L may not be successful in developing new technology or that the technology it is successful in developing may not meet the needs of its customers or potential new customers. SS/L’s competitors may also develop technology that better meets the needs of SS/L’s customers, which may cause those customers or potential new customers to buy satellites from SS/L’s competitors rather than SS/L.
It is possible that SS/L’s satellites will not be successfully developed or manufactured.
The satellites SS/L develops and manufactures are technologically advanced and complex and sometimes include novel systems that must function in highly demanding and harsh environments. From time to time, SS/L experiences failures or cost overruns in developing and manufacturing its satellites, delays in delivery and other operational problems. Some of SS/L’s satellite contracts impose monetary penalties on SS/L for delays and for performance difficulties, which penalties could be significant and have a material adverse effect on our financial condition.
Certain of SS/L’s on-orbit satellites have known performance issues.
Component failure is not uncommon in complex satellites. Costs resulting from component failure may result in warranty expenses, loss of orbital receivables and/or additional loss of revenues due to the postponement or cancellation of subsequently scheduled operations or satellite deliveries and may have a material adverse effect on our financial condition and results of operations. Negative publicity from satellite failures may also impair SS/L’s ability to win new contracts from existing and new customers.
Some satellites SS/L has built have experienced minor losses of power from their solar arrays. Thirty-one of SS/L’s satellites currently on-orbit have experienced partial losses of power from their solar arrays. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. A partial or complete loss of a satellite could result in an incurrence of warranty payments by, or a loss of orbital receivables to, SS/L.

SS/L’s major customers account for a sizable portion of SS/L’s revenues, and the loss of, or a reduction in, orders from these customers could result in a decline in revenues.
A sizable portion of SS/L’s revenue is derived from a limited number of customers and we expect that SS/L’s results of operations in the foreseeable future will continue to depend on SS/L’s ability to continue to service such customers. It is possible that any of SS/L’s major customers could cease entering into satellite construction contracts with SS/L or could significantly reduce or delay the number of satellites that it orders and purchases from SS/L. The loss of, or a reduction in, orders from any major customer could cause a decline in our overall revenue and have a material adverse effect on our business, results of operations and financial condition.
SS/L’s future operating results are dependent on the growth in the businesses of SS/L’s customers and on SS/L’s ability to sell to new customers.
SS/L’s growth is dependent on the growth in the sales of the services of SS/L’s customers as well as the development by SS/L’s customers of new services. If we fail to anticipate changes in the businesses of SS/L’s customers and their changing needs, or successfully identify and enter new markets, our results of operations and financial position could be adversely affected. The markets SS/L serves may not grow in the future and we may not be able to maintain adequate gross margins or profits in these markets. A decline in demand in one or several end-user markets of SS/L’s customers could have a material adverse effect on the demand for SS/L’s satellites and have a material adverse effect on our business, results of operations and financial condition.
SS/L’s contracts are subject to adjustments, cost overruns and termination.
SS/L’s major contracts are firm fixed-price contracts under which work performed and products shipped are paid for at a fixed-price without adjustment for actual costs incurred. While cost savings under these fixed-price contracts result in gains to SS/L, cost increases result in reduction of profits or increase of losses, borne solely by SS/L. Under such contracts, SS/L may receive progress payments, or SS/L may receive partial payments upon the attainment of certain program milestones. If performance on these milestones is delayed, SS/L’s receipt of the corresponding payments will also be delayed. As the prime contractor, SS/L is generally liable to its customers for schedule delays and other non-performance by its suppliers, which may be largely outside of SS/L’s control.
Non-performance may increase costs and subject SS/L to damage claims from customers and termination of the contract for default. SS/L’s contracts contain detailed and complex technical specifications to which the satellite must be built. It is very common that satellites built by SS/L do not conform in every single aspect to, and contain a small number of minor deviations from, the technical specifications. In the case of more significant deviations, however, SS/L may incur increased costs to bring the satellite within or close to the contractual specifications or a customer may exercise its contractual right to terminate the contract for default. In some cases, such as when the actual weight of the satellite exceeds the specified weight, SS/L may incur a predetermined penalty with respect to the deviation. SS/L’s failure to deliver a satellite to its customer by the specified delivery date, which may result from factors beyond SS/L’s control, such as delayed performance or non-performance by the subcontractors or failure to obtain necessary governmental licenses for delivery, would also be harmful to us unless mitigated by applicable contract terms, such as excusable delay. As a general matter, SS/L’s failure to deliver beyond any contractually provided grace period would result in incurrence of liquidated damages, which may be substantial, and if SS/L is still unable to deliver the satellite upon the end of the liquidated damages period, the customer will generally have the right to terminate the contract for default. If a contract is terminated for default, SS/L would be liable for a refund of customer payments made to date, and could also have additional liability for excess re-procurement costs and other damages incurred by SS/L’s customer, although SS/L would own the satellite under construction and attempt to recoup any losses through resale to another customer. A contract termination for default could have a material adverse effect on our business.
In addition, many of SS/L’s contracts may be terminated for convenience by the customer. In the event of such a termination, SS/L is normally entitled to recover the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for profit or an adjustment for loss, depending on whether completion of the project would have resulted in a profit or loss; however, there is no guarantee that any such recovery will be obtained.

A dispute could arise relating to a satellite in construction.
SS/L and one of its customers, EchoStar Corporation (“EchoStar”), have agreed to suspend final construction of a satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria or confirmation that alternative performance criteria would be acceptable. In May 2010, SS/L provided EchoStar, at its request, with a proposal to complete construction and prepare the satellite for launch under the current specifications. In August 2010, SS/L provided EchoStar, at its request, additional proposal information. There can be no assurance that a dispute will not arise with EchoStar as to whether the satellite meets its technical performance specifications or in the situation where a dispute does arise that SS/L would prevail. Failure to resolve such dispute, or future disputes with this or other customers, in a timely and cost-efficient manner could have a material adverse effect on our financial condition.
Certain of SS/L’s customers are highly leveraged and may not fulfill their contractual payment obligations with SS/L.
SS/L has certain commercial customers that are either highly leveraged or in the development stage that are not fully funded. There is a risk that these customers will be unable to meet their payment obligations to SS/L under their satellite construction contracts. This risk is increased due to current economic conditions. For example, one of SS/L’s customers, TerreStar Networks Inc. (“TerreStar”), filed for protection under Chapter 11 of the Bankruptcy Code on October 19, 2010. As of December 31, 2010, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related ground system deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at December 31, 2010 is $15 million. The long term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million. In addition, there are approximately $3 million of costs that have been committed to and will be incurred in the future, substantially relating to the ground system deliverables. In February 2011, TerreStar withdrew its proposed plan of reorganization and has indicated that it will explore an alternative plan of reorganization or a sale of its assets. Prior to withdrawing its plan, TerreStar had indicated that it intended to assume its contract for the satellite under construction. In March 2011, TerreStar filed a motion to authorize it to reject its contracts for the in-orbit satellite and related ground system deliverables. If TerreStar were to reject its contracts for the in-orbit satellite and related ground system deliverables, and assuming that SS/L received no recovery on its claim as a creditor with respect to these contracts, SS/L believes that it would incur a loss of approximately $27 million, SS/L’s cash flow in the short term would be reduced by $20 million and SS/L’s cash flow over the approximate 15-year life of the satellite would be reduced by an additional $18 million of long term orbital receivables plus interest.
Moreover, most of SS/L’s satellite contracts include orbital receivables, and certain of SS/L’s satellite contracts may require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. To the extent that SS/L’s contracts contain orbital receivables provisions or SS/L provides vendor financing to its customers, our financial exposure is further increased. In some cases, these arrangements are provided to (i) customers that are new companies, (ii) companies in the early stages of building new businesses or (iii) highly leveraged companies, in some cases, with near-term debt maturities. These companies or their businesses may not be successful and, accordingly, they may not be able to fulfill their payment obligations under their contracts with SS/L.
There can be no assurance that SS/L will have sufficient funds to meet its cash requirements in the future.
There can be no assurance that SS/L will have sufficient funds to meet its cash requirements in future years beyond 2010. SS/L has high fixed costs relating primarily to labor and overhead. Based on SS/L’s current cost structure, we estimate that SS/L covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of the satellite. If SS/L’s satellite awards fall below four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect the liquidity of SS/L and us. If SS/L does not have sufficient funds, it will be required to borrow under its credit agreement or will have to obtain new financing, either in the form of debt or equity, to increase cash availability. In light of current market conditions, there can be no assurance that SS/L will be able to obtain such financing on favorable terms, if at all. Failure to obtain such financing could have a material adverse effect on the ability of SS/L and us to manage unforeseen cash requirements, to meet contingencies and to fund growth opportunities.
Many of SS/L’s costs are fixed and SS/L may not be able to cut costs sufficiently to maintain profitability in the event of a downturn in its business.
SS/L is a large-scale systems integrator, requiring a large staff of highly skilled and specialized workers, as well as specialized manufacturing and test facilities in order to perform under its satellite construction contracts. In order to maintain its ability to compete as one of the prime contractors for technologically advanced space satellites, SS/L must continuously retain the services of a core group of specialists in a wide variety of disciplines for each phase of the design, development, manufacture and testing of its products. This reduces SS/L’s flexibility to reduce workforce costs in the event of a slowdown or downturn in SS/L’s business. In addition, the manufacturing and test facilities that SS/L owns or leases under long-term agreements are fixed costs that cannot be adjusted quickly to account for significant variance in production requirements or economic conditions.
The availability of facility space and qualified personnel may affect SS/L’s ability to perform its contracts in a timely and efficient manner.
SS/L has won a number of satellite construction contracts over the last few years and, as a result, its backlog has expanded significantly. In order to complete construction of all the satellites in backlog and to enable future growth, SS/L has modified and expanded its manufacturing facilities to accommodate as many as nine to 13 satellite construction awards per year, depending on the complexity and timing of the specific satellites, and SS/L can accommodate the integration and testing of 13 to 14 satellites at any given time in its Palo Alto facility. However, due to scheduling requirements, SS/L relies on outside suppliers for certain critical production and testing activities, such as thermal vacuum testing. It is possible that such outside suppliers will not be able to accommodate SS/L’s scheduling requirements, which may cause SS/L to incur additional costs or fail to meet contractual delivery deadlines. Further, SS/L may not be able to hire or retain enough employees with the requisite skills and training and, accordingly, SS/L may not be able to perform its contracts as efficiently as planned or grow its business to the planned level.
SS/L’s ability to obtain certain satellite construction contracts depends, in part, on its ability to provide the customer with financing.
In the past, SS/L has provided partial financing to customers to enable it to win certain satellite construction contracts. The financing has typically been in the form of orbital receivables, vendor financing and/or loans by SS/L and direct investments by Loral in the customer or the satellite. SS/L’s credit agreement limits its ability to provide customers with financing. If SS/L is unable to provide financing to a customer, it could lose the satellite construction contract to a competitor that could provide financing. See above “— The satellite manufacturing market is highly competitive”.
SS/L relies on certain key suppliers whose failure or delayed performance could adversely affect us.
To build satellites, SS/L relies on suppliers, some of which are competitors, to provide SS/L with certain component parts. The number of suppliers capable of providing these components is limited, and, in some cases, the supplier is a sole source, based upon the unique nature of the product or the customer requirement to procure components with proven flight heritage. These suppliers are not all large, well-capitalized companies, and to the extent they experience financial difficulties, their ability to timely deliver components that satisfy a customer’s contract requirements could be impaired. In the past, SS/L’s performance under its construction contracts with its customers has been adversely affected because of a supplier’s failure or delayed performance. As discussed above under “— SS/L’s contracts are subject to adjustments, cost overruns and termination,” a failure by SS/L to meet its contractual delivery requirements could give rise to liquidated damage payments by SS/L or could cause a customer to terminate its construction contract with SS/L for default.

SS/L faces risks in conducting business internationally and is subject to risks that may have a material adverse effect on our results of operations.
For the year ended December 31, 2010, approximately 44% of SS/L’s revenues were generated from customers outside of the United States. SS/L could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers that may be imposed on its services or by political and economic instability in the countries in which it conducts business. Almost all of SS/L’s contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay SS/L due to currency exchange controls and other factors. Also, if SS/L needs to pursue legal remedies against its foreign business partners or customers, SS/L may have to sue them abroad where it could be difficult for SS/L to enforce its rights.
SS/L sells certain of its communications satellites and other products to non-U.S. customers. SS/L also procures certain key product components from non-U.S. vendors. International contracts are subject to numerous risks that may have a material adverse effect on our operating results, including:
•	political and economic instability in foreign markets;

•	restrictive trade policies of the U.S. government and foreign governments;

•	inconsistent product regulation by foreign agencies or governments;

•	imposition of product tariffs and burdens;

•	the cost of complying with a variety of U.S. and international laws and regulations, including regulations relating to import-export control;

•	the complexity and necessity of using non-U.S. representatives and consultants;

•	inability to obtain required U.S. or foreign country export licenses; and

•	foreign currency exposure. See “— SS/L is exposed to foreign currency exchange rate risks that could have a material adverse effect on our business, results of operations or financial condition.”
SS/L relies on patents, and infringement by SS/L of third-party patents would increase its costs, and third parties may challenge its patents.
SS/L relies, in part, on patents and industry expertise to develop and maintain its competitive position. At December 31, 2010, SS/L held 167 patents in the United States and had applications for 13 patents pending in the United States. SS/L’s patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspection technology. SS/L’s patents that are currently in force expire between 2011 and 2029. There is a risk that competitors could challenge or infringe SS/L’s patents. It is also possible that SS/L will infringe current or future third-party patents or third-party trade secrets. In the event of infringement, SS/L could be required to pay royalties to obtain a license from the patent holder or refund money to customers for components that are not useable or redesign its products to avoid infringement, all of which would increase SS/L’s costs. SS/L could also be subject to injunctions prohibiting it from using components. SS/L may also be required under the terms of its customer contracts to indemnify its customers for damages relating to infringements.
For example, one third party has asserted that SS/L is infringing certain pending patent applications. To the extent patents are issued to such third party in a form that covers the technology SS/L uses to manufacture satellites, and such patents are found to be valid, SS/L could be enjoined from using such technology and may be required to either take a license under or design around such patents.

SS/L’s operations are subject to business interruptions and casualty losses.
SS/L’s business is subject to numerous inherent risks, particularly unplanned events such as inclement weather, explosions, fires, earthquakes, terrorist acts, other accidents, equipment failures and transportation interruptions. While SS/L’s insurance coverage could offset losses relating to some of these types of events, to the extent any such losses are not covered by insurance, it could have a material adverse effect on our business, results of operations and financial condition.
SS/L relies on its information technology systems to manage numerous aspects of SS/L’s business and a disruption of these systems could adversely affect SS/L’s business.
SS/L’s information technology, or IT, systems are an integral part of its business. SS/L depends on its IT systems and software applications it has developed internally for scheduling, sales order entry, purchasing, materials management, accounting and production functions. Some of SS/L’s systems are not fully redundant, and SS/L’s disaster recovery planning does not account for all eventualities. A serious disruption to SS/L’s IT systems could significantly limit SS/L’s ability to manage and operate its business efficiently, which in turn could have a material adverse effect on our business, results of operations and financial condition.
SS/L is exposed to foreign currency exchange rate risks that could have a material adverse effect on our business, results of operations or financial condition.
SS/L is exposed to foreign currency exchange rate risks that are inherent in its satellite sales contracts, anticipated satellite sales and vendor purchase commitments that are denominated in currencies other than the U.S. dollar. SS/L’s exposure to foreign currency exchange rates relates primarily to the euro and the Japanese yen. In addition, SS/L purchases certain supplies and materials from suppliers located outside of the U.S. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could have a material adverse effect on our business, results of operations or financial condition.
For the year ended December 31, 2010, approximately 44% of SS/L’s revenues were generated from customers outside of the United States. Almost all of SS/L’s contracts with foreign customers require payment in U.S. dollars. Customers in developing countries could have difficulty obtaining U.S. dollars to pay SS/L due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of our customers to pay in U.S. dollars. Certain European customers, or potential customers, conduct their business in euros and may choose to contract with SS/L in euros, for which SS/L will need to hedge its foreign exchange exposure. Also, devaluation of the euro versus the U.S. dollar may hurt SS/L’s competitive position with respect to its European-based competitors.
SS/L is subject to U.S. and foreign laws and regulations, including U.S. export control and economic sanctions laws, which may result in delays, lost business and additional costs, and any changes in any of these laws and regulations may have a material and adverse effect on our business and results of operations.
The satellite manufacturing industry is highly regulated due to the sensitive nature of satellite technology. It is possible that the laws and regulations governing SS/L’s business and operations will change in the future. There may be a material adverse effect on our business and results of operations if SS/L is required to alter its business operations to comply with such changes in law or if SS/L’s ability to sell its products and services on a global basis is reduced or restricted due to increased U.S. or foreign government regulation.
SS/L is required by the International Traffic in Arms Regulations, or ITAR, administered by the U.S. State Department, to obtain licenses and enter into technical assistance agreements to export satellites and related equipment and to disclose technical data or provide defense services to foreign persons. In addition, if a satellite project involves countries, individuals or entities that are the subject of U.S. economic sanctions, which we refer to here as Sanctions Targets, or is intended to provide services to Sanctions Targets, SS/L’s participation in the project may be prohibited altogether or licenses or other approvals from the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, may be required. The delayed receipt of or the failure to obtain the necessary U.S. Government licenses, approvals and agreements may prohibit entry into or interrupt the completion of a satellite contract by SS/L and could lead to a customer’s termination of a contract for default, monetary penalties and/or the loss of incentive payments. SS/L has in the past failed to obtain the export licenses necessary to deliver satellites to its Chinese customers.

Some of SS/L’s customers and potential customers, along with insurance underwriters and brokers, have asserted that U.S. export control laws and regulations governing disclosures to foreign persons excessively restrict their access to information about the satellite during construction and on-orbit. OFAC sanctions and requirements may also limit certain business opportunities or delay or restrict SS/L’s ability to contract with potential foreign customers or operators. To the extent that SS/L’s non-U.S. competitors are not subject to these export control or economic sanctions laws and regulations, they may enjoy a competitive advantage with foreign customers, and it could become increasingly difficult for the U.S. satellite manufacturing industry, including SS/L, to recapture this lost market share. Customers concerned over the possibility that the U.S. government may deny the export license necessary for SS/L to deliver their purchased satellite to them, or the restrictions or delays imposed by the U.S. government licensing requirements, even where an export license is granted, may elect to choose a purportedly “ITAR-free” satellite offered by one of SS/L’s European competitors over SS/L’s satellite. SS/L is further disadvantaged by the fact that a purportedly “ITAR-free” satellite may be launched less expensively in China on the Chinese Long March rocket, a launch vehicle that, because of ITAR restrictions, is not available to SS/L or other suppliers subject to ITAR restrictions.
SS/L uses estimates in accounting for many contracts. Changes in these estimates could have a material adverse effect on our future financial results.
Contract accounting requires significant judgments relative to assessing risks, estimating contract revenues and costs and making assumptions for scheduling and technical issues. Due to the nature of many of SS/L’s contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, significant assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Incentives, penalties and award fees related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information for SS/L to assess anticipated performance.
Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances or estimates were to change or ultimately be different from SS/L’s expectations. Changes or inaccuracies in underlying assumptions, circumstances or estimates may have a material adverse effect upon future period financial results.
Industry consolidation in the satellite services industry may adversely affect SS/L.
Industry consolidation has resulted in the formation of satellite operators with greater satellite resources and increased coverage. This consolidation and any additional consolidation in the future may reduce demand for new satellite construction as operators may need fewer satellites in orbit to provide back-up coverage or to rationalize the amount of capacity available in certain geographic regions. It may also result in concentrating additional bargaining power in the hands of large customers, which could increase pressure on pricing, risk allocation and other contractual terms.
We do not control satellite procurement decisions at Telesat.
Although we hold 64% of the economic interests in Telesat, we do not control satellite procurement decisions at Telesat, and it is possible that Telesat will not purchase additional satellites from SS/L. Moreover, any decision relating to the enforcement of existing or future satellite contracts between Telesat and SS/L will be made on arms-length terms and, in certain cases, subject to approval by the disinterested directors of Telesat. Moreover, as a result of our interest in Telesat, SS/L may experience difficulty in obtaining orders from certain customers engaged in the satellite services business who compete with Telesat. In addition, Telesat’s board of directors and shareholders have authorized a process to explore an initial public offering or other strategic alternatives. As a result of such process, it is possible that SS/L could cease to be an affiliate of Telesat, which could adversely affect SS/L’s ability to obtain future satellite construction orders from Telesat.

Federal government contracts may be terminated by the federal government at any time prior to their completion and contain other unfavorable provisions, which could lead to unexpected loss of sales and reduction in backlog.
SS/L contracts with the federal government. Under the terms of federal government contracts, the federal government may unilaterally:
•	terminate or modify existing contracts;

•	reduce the value of existing contracts through partial termination;

•	delay the payment of SS/L’s invoices by government payment offices;

•	audit SS/L’s contract-related costs; and

•	suspend SS/L from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.
The federal government may terminate or modify any of its contracts with SS/L either for its convenience, or if SS/L defaults by failing to perform under the terms of the applicable contract. A termination arising out of SS/L’s default could expose SS/L to liability and have a material adverse effect on SS/L’s ability to compete for future contracts and subcontracts. If the federal government terminates and/or materially modifies any of SS/L’s contracts or if any applicable options are not exercised, SS/L’s failure to replace sales generated from such contracts would result in lower sales and could adversely affect our earnings, which could have a material adverse effect on our business, results of operations and financial condition.
SS/L’s business could be adversely affected by a negative audit or other actions, including suspension or debarment, by the federal government.
As a federal government contractor, SS/L must comply with and is affected by laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how SS/L does business with the federal government and its prime government contractors and subcontractors, and, in some instances, impose added costs on SS/L’s business. Federal government agencies routinely audit and investigate government contractors. These agencies review each contractor’s contract performance, cost structure and compliance with applicable laws, regulations and standards. Such agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed.
•	Risk Factors Associated With Satellite Services
A substantial amount of Telesat revenues are derived from only a few of its customers. A loss of one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce Telesat future revenues and contracted backlog.
For the year ended December 31, 2010, Telesat’s top five customers together accounted for approximately 51% of its revenues. At December 31, 2010, Telesat’s top five backlog customers together accounted for approximately 89% of its backlog. If any of Telesat’s major customers chose to not renew their contracts at the expiration of the existing terms or sought to negotiate concessions, particularly on price, that could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services (or becoming unable to pay for services they had contracted to buy). In addition, the industries in which some of Telesat’s customers operate are undergoing significant consolidation, and Telesat’s customers may be acquired by other companies, including by its competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve.

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
For example, the March 15, 2008 failure of a Proton rocket to lift its satellite payload to the appropriate orbit caused a delay in the planned launch of the Nimiq 4 satellite, originally scheduled to be launched on a Proton rocket in mid-2008. Although Nimiq 4 successfully launched in September 2008, the launch delay caused a delay in receipt of revenues from that satellite in 2008 and deferred the backlog run-off previously anticipated for Nimiq 4 in 2008. The launch of Telstar 14R/Estrela do Sul, which is planned to be launched in mid-2011, may likewise also be delayed if the launch vehicle on which it is scheduled to be launched suffers a failure prior to the launch of Telstar 14R.
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

To prevent frequency interference, the regulatory process requires potentially lengthy and costly negotiations with third parties who operate or intend to operate satellites at or near the locations of Telesat satellites. These negotiations have resulted in financial concessions in the past and there can be no assurance that such concessions may not be required in the future. The failure to reach an appropriate arrangement with a third party having priority rights at or near one of Telesat’s orbital slots may result in substantial restrictions on the use and operation of its satellite at that location. For example, the Russian Satellite Communications Company (“RSCC”) has announced that it has signed contracts for the development of a satellite which it intends to launch and operate at 14° WL, adjacent to the location of Telesat’s Telstar 12 satellite at 15° WL. RSCC’s ITU rights over certain frequencies at 14° WL have priority over Telesat’s use of these same frequencies in its operation of Telstar 12. Telesat is currently in frequency coordination discussions with RSCC. If Telesat fails to reach an appropriate arrangement with RSCC, it may result in restrictions on the use and operation of Telstar 12 which could materially restrict Telesat’s ability to earn revenue from Telstar 12 and any replacement satellite or may make a replacement satellite not economically viable.
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
The loss of executive officers and our inability to retain other key personnel could materially adversely affect our operations.
The departure of any of our executive officers and our inability to retain other key employees, including personnel with security clearances for classified work and highly skilled engineers and scientists, could have a material adverse effect on our operations.

MHR may be viewed as our controlling stockholder and may have conflicts of interest with us in the future.
As of December 31, 2010, various funds affiliated with MHR held approximately 38.9% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 58.0% of the common equity of Loral as of December 31, 2010. As of March 1, 2011, representatives of MHR occupy two of the seven seats on our board of directors and a former managing principal of MHR is also on our board of directors. In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Mark H. Rachesky, President of MHR, of our voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.
Changes in tax rates or policies or changes to our tax liabilities could affect operating results.
We are subject to U.S. federal, state and local income taxation on our worldwide income and foreign taxes on certain income from sources outside the United States. Significant judgment is required to determine and estimate our tax liabilities, and our future annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, composition of earnings in countries or states with differing tax rates or our valuation and utilization of deferred tax assets and liabilities. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other taxing authorities. Although we believe our tax estimates are reasonable, we regularly evaluate the adequacy of our provision for income taxes, and there can be no assurance that any final determination by a taxing authority will not result in additional tax liability which could have a material adverse effect on our results of operations.
The future use of tax attributes is limited.
As of December 31, 2010, we had federal net operating loss carryforwards, or NOLs of approximately $417 million and state NOLs, primarily California of approximately $303 million, that are available to offset future taxable income (see Notes 2 and 9 to the Loral consolidated financial statements for a description of the accounting treatment of such NOLs). As our reorganization on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these NOLs, as well as certain other tax attributes existing at such effective date, is subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests, as determined on any applicable testing date. We would be adversely affected by an additional “ownership change” if at the time of such change, our total equity value multiplied by the federal applicable long-term tax exempt rate which at December 31, 2010 was 3.67% was less than $32.6 million. As of December 31, 2010, since our total equity value of $2.3 billion multiplied by the federal applicable long-term tax exempt rate was approximately $85 million an “ownership change” as of that date would have no adverse effect.
There is a thin trading market for our common stock.
Trading activity in our stock, which is listed on the NASDAQ National Market, has generally been light, averaging approximately 57,000 shares per day for the year ended December 31, 2010. Moreover, over 50% of our common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the common stock and non-voting common stock they hold in Loral that eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral common stock and non-voting common stock that would also, if exercised, eliminate such restrictions.

The market for our stock could be adversely affected by future issuance of significant amounts of our common stock.
As of December 31, 2010, 20,924,874 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were outstanding options to purchase 1,134,915 shares of our common stock, of which 1,072,415 were vested and exercisable and of which 62,500 will become vested and exercisable over the next two years. There were also 70,811 non-vested restricted stock units outstanding as of December 31, 2010. These restricted stock units, which may be settled either in cash or Loral stock at the Company’s option, vest over the next one and a half years. As of December 31, 2010, 682,663 shares of our common stock were available for future grants under our stock incentive plan. The number of shares available for grant would be reduced if SS/L phantom stock appreciation rights are settled in Loral common stock. Moreover, we may further amend our stock incentive plan in the future to provide for additional increases in the number of shares available for grant thereunder.
Sales of significant amounts of our common stock to the public, or the perception that those sales could happen, could adversely affect the market for, and the trading price of, our common stock.
We are subject to the Foreign Corrupt Practices Act.
SS/L engages in marketing, procurement of supplies and services, launch activities and satellite sales to customers located outside of the United States. We are subject to the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
We may incur costs to comply with or address liabilities under environmental regulations.
We are subject to various federal, state and local environmental health and safety laws and regulations governing our properties and the operation of our business, including those relating to air emissions, wastewater discharges, the handling, storage and disposal of hazardous substances and wastes, the management of asbestos-containing building materials and non-ionizing radiation equipment, releases of hazardous and toxic materials and the remediation of contamination at real property. In addition, electronic devices or components are subject to regulation in various jurisdictions requiring end-of-life management, including recycling, and/or restrictions on certain materials used in manufactured products. Compliance with such laws may result in significant liabilities and costs, including property damage or personal injury claims, investigation and remediation costs, penalties, capital expenditures to install or upgrade pollution control equipment, the temporary suspension of production, or a cessation of operations. Our failure to comply with such laws and regulations could have a material adverse effect on our business, financial condition or results of operations in the future. In addition, new or stricter requirements relating to environmental health and safety laws, including restrictions on greenhouse gas emissions, or materials use could result in us incurring unanticipated capital costs or operating expenses, for example, for fuel or raw materials. In addition, some environmental laws, such as the U.S. federal Superfund law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former site owners or operators or upon parties who sent, or arranged to send, wastes to these sites, regardless of fault or lawfulness of the original disposal activity.

Accounting standards periodically change and the application of our accounting policies and methods may require management to make estimates about matters that are uncertain.
The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board, or the FASB, and the U.S. Securities and Exchange Commission, or the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Given our reliance on estimates and on the cost-to-cost percentage of completion method of recognizing revenue, changes in accounting standards, especially revenue recognition, may have a greater effect on us than on many companies. The effect of such revised or new standards on our consolidated financial statements can be difficult to predict and can materially affect how we record and report our results of operations and financial condition. In addition, our management must exercise judgment in appropriately applying many of our accounting policies and methods so they comply with generally accepted accounting principles. In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in our reporting materially different amounts than would have been reported if we had selected a different policy or method. Accounting policies are critical to fairly presenting our results of operations and financial condition and may require management to make difficult, subjective or complex judgments about matters that are uncertain.
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
Satellite Manufacturing
Headquartered in Palo Alto, California, with additional facilities located in nearby Menlo Park, Mountain View, and Sunnyvale, SS/L’s campus as of December 31, 2010 encompasses 1.27 million square feet, approximately 564,000 square feet of which are owned and 711,000 square feet of which are leased, spanning 33 buildings on 72 acres. The obligations under the SS/L credit agreement are secured by a first mortgage on these owned properties.
The facilities were expanded in 2007 and 2008 to accommodate as many as nine to 13 satellite construction awards per year, depending on the complexity and timing of the specific satellites, and SS/L can accommodate the integration and testing of 13 to 14 satellites at any given time in its Palo Alto facility. At these facilities SS/L is able to construct the entire satellite — from design, to manufacturing, assembly, integration, testing, preparation for shipment to launch sites and orbit raising mission control — at one location located in the heart of the Silicon Valley.
SS/L’s Palo Alto facilities include four major high bays, dedicated to satellite assembly, system integration and testing of satellite platforms, communication panel assemblies and full satellite assemblies. Testing facilities include a 39-foot thermal vacuum chamber, a compact antenna test range, a near-field antenna test range, vibration test labs and a new multiplexer lab, allowing for timely scheduling of satellite testing and flexibility in accommodating backlog.

SS/L has recently upgraded and expanded its factory in support of increased manufacturing and production, including a new 21,000 square foot repeater products facility and investments in new equipment, tools and proprietary processes. SS/L employs modern manufacturing technologies, with a composites manufacturing facility to provide advanced materials development, and state of the art antenna reflectors and lightweight structural components. Avionics and power control units are manufactured and tested on site in a specialized facility. RF and electronics subassembly and subsystem manufacturing and integration facilities and a solar array manufacturing facility are also located at the Palo Alto campus. A nearly three-decades-long history of engineering, manufacturing and testing of solar arrays, solar array drive assemblies and batteries has also led to the development of specialized facilities on SS/L’s campus.
SS/L’s technologically advanced mission control center, with three separate control rooms, can support three launch campaigns simultaneously, from launch and orbit raising, through on-orbit testing. Emergency backup generators, as well as backup communication equipment, are kept at the ready during all campaigns to ensure the successful launch and on-orbit delivery of SS/L satellites.
SS/L also maintains secured spaces in our buildings in Palo Alto, meeting all clearance requirements for its current classified government projects.
In addition to SS/L’s facilities, SS/L has established good working relationships with corporations that have suitable additional facilities to meet its overflow requirements. SS/L has a close working relationship with the David Florida Laboratories in Ottawa, Canada for use of their thermal vacuum chamber and has a relationship with MacDonald, Dettwiler and Associates Ltd. to allow for use of their near field test facility for antenna subsystems.
SS/L believes that the facilities for satellite manufacturing are sufficient for current operations. Further, a single campus and small organization enables SS/L’s leadership team to quickly communicate with employees throughout the organization, enables SS/L to engage in immediate cross-functional team problem solving when issues do arise, and enables employees to grow their careers in a variety of disciplines and functions.
Satellite Services
Telesat leases an area in its headquarters building of approximately 112,000 rentable square feet pursuant to a lease which provides for a fifteen year term (terminable by Telesat at anytime after ten years upon two years notice), commencing February 1, 2009. During 2010, Telesat sold its fifty percent interest, as tenant in common, in its headquarters building.
The Allan Park earth station, located northeast of Toronto, Ontario on 65 acres of land, houses a customer support center and a technical control center. This facility is also the back-up satellite control center and the main earth station complex.
In addition to these facilities, Telesat leases office space for teleport facilities, satellite control operations and for administrative and sales offices.
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
Our Voting Common Stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral Voting Common Stock as reported on the NASDAQ National Market from January 1, 2009 through December 31, 2010.

	High	Low
Year ended December 31, 2010
Quarter ended December 31, 2010	$85.16	$51.30
Quarter ended September 30, 2010	56.85	41.53
Quarter ended June 30, 2010	45.45	33.30
Quarter ended March 31, 2010	36.55	26.35
Year ended December 31, 2009
Quarter ended December 31, 2009	$34.89	$24.74
Quarter ended September 30, 2009	29.06	19.27
Quarter ended June 30, 2009	34.83	19.75
Quarter ended March 31, 2009	22.90	8.90
There is no established trading market for the Company’s Non-Voting Common Stock. See Note 10 to the Loral consolidated financial statements for a further discussion of the Non-Voting Common Stock issued by Loral in December 2008. All of the shares of Non-Voting Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act.
(b) Approximate Number of Holders of Common Stock
At March 1, 2011, there were 298 holders of record of our voting common stock and five holders of record of our non-voting common stock.

(c) Dividends
Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors. To date, Loral has not paid any dividends on its common stock.
(d) Securities Authorized for Issuance under Equity Compensation Plans
See Note 10 to the Loral consolidated financial statements for information regarding the Company’s stock compensation plan. Compensation information required by Item 11 will be presented in the Company’s 2011 definitive proxy statement which is incorporated herein by reference.
(e) Comparison of Cumulative Total Returns
Set forth below is a graph comparing the cumulative performance of our common stock with the NASDAQ Composite Index, and the NASDAQ Telecommunications Index from December 31, 2005 to December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.
Item 6. Selected Financial Data
The following table sets forth our selected historical financial and operating data for each of the five years in the period ended December 31, 2010.
Until October 31, 2007, the operations of our satellite services segment were conducted through Loral Skynet Corporation (“Loral Skynet”). On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdco, a newly formed joint venture, completed the acquisition of Telesat from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet to Telesat. Therefore, Loral Skynet has been excluded from the selected financial data subsequent to October 31, 2007. We refer to this acquisition and transfer of assets and liabilities as the Telesat transaction.

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
LORAL SPACE & COMMUNICATIONS INC.
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of operations data:
Revenues:
Satellite Manufacturing	$1,158,985	$993,400	$869,398	$761,363	$636,632
Satellite Services	—	—	—	121,091	160,701

Total Revenues	1,158,985	993,400	869,398	882,454	797,333
Operating income (loss)(1)	80,608	20,211	(193,977)	45,256	29,818
Income (loss) before income taxes and equity in net income (losses) of affiliates(2)(3)	93,094	26,975	(151,523)	157,786	30,117
Income tax benefit (provision)(4)	308,622	(5,571)	(45,744)	(83,457)	(20,880)
Income (loss) before equity in net income (losses) of affiliates	401,716	21,404	(197,267)	74,329	9,237
Equity in net income (losses) of affiliates(5)	85,625	210,298	(495,649)	(21,430)	(7,163)

Net income (loss)	487,341	231,702	(692,916)	52,899	2,074
Net (income) loss attributable to noncontrolling interest	(495)	—	—	(23,240)	(24,794)

Net income (loss) attributable to Loral	486,846	231,702	(692,916)	29,659	(22,720)
Preferred dividends		—	(24,067)	(19,379)	—
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock(6)	—	—	—	(25,685)	—

Net income (loss) applicable to Loral’s common shareholders	$486,846	$231,702	$(716,983)	$(15,405)	$(22,720)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$16.18	$7.79	$(35.13)	$(0.77)	$(1.14)

Diluted income (loss) per share	$15.63	$7.73	$(35.13)	$(0.77)	$(1.14)

Cash flow data:
Provided by (used in) operating activities	$41,949	$154,562	$(202,210)	$27,123	$88,002
(Used in) provided by investing activities	(54,057)	(48,750)	(47,308)	61,519	(175,978)
Provided by (used in) financing activities	9,704	(55,155)	52,372	39,510	(1,278)

	December 31,
	2010	2009	2008	2007	2006
Balance sheet data:
Cash and cash equivalents	$165,801	$168,205	$117,548	$314,694	$186,542
Short-term investments	—	—	—	—	106,588
Total assets	1,754,909	1,253,452	995,867	1,702,939	1,729,911
Debt, including current portion	—	—	55,000	—	128,084
Non-current liabilities	414,013	380,143	381,836	289,602	321,015
Equity
Loral shareholders’ equity	$900,320	$431,991	$209,657	$973,558	$647,002
Non-controlling interest	629	—	—	—	214,256

Total equity	$900,949	$431,991	$209,657	$973,558	$861,258

(1)
During 2008, we recorded a goodwill impairment charge of $187.9 million. In connection with the Telesat transaction, which closed on October 31, 2007, we recognized a gain of $104.9 million in 2007 on the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat. See Note 6 to the Loral consolidated financial statements.

(2)	In connection with the Telesat transaction during 2007, we recognized a gain on foreign exchange contracts of $89.4 million.

(3)
During 2008, we recorded income of $58.3 million related to a gain on litigation recovery from Rainbow DBS and a loss of $19.5 million related to the award of attorneys’ fees and expenses to the plaintiffs for shareholder litigation concluded during 2008.

(4)
During the fourth quarter of 2010, we determined, based on all available evidence, that a full valuation allowance was no longer required on our deferred tax assets and, therefore, $335.3 million of the valuation allowance was reversed as an income tax benefit (see Note 9 to the Loral consolidated financial statements).

(5)
Beginning October 31, 2007, our principal affiliate is Telesat. Loral also has investments in XTAR and joint ventures providing Globalstar service, which are accounted for under the equity method. On December 21, 2007 Loral agreed to sell its interest in Globalstar do Brasil S.A. which resulted in Loral recording a charge of $11.3 million in 2007.

(6)
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
Loral Space & Communications Inc., a Delaware corporation, together with its subsidiaries is a leading satellite communications company engaged in satellite manufacturing with ownership interests in satellite-based communications services.
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

Satellite Manufacturing
Space Systems/Loral, Inc. (“SS/L”) is a designer, manufacturer and integrator of powerful satellites and satellite systems for commercial and government customers worldwide. SS/L’s design, engineering and manufacturing capabilities have allowed it to develop a large portfolio of highly engineered, mission-critical satellites and secure a strong industry presence. This position provides SS/L with the ability to produce satellites that meet a broad range of customer requirements for broadband internet service to the home, mobile video and internet service, broadcast feeds for television and radio distribution, phone service, civil and defense communications, direct-to-home television broadcast, satellite radio, telecommunications backhaul and trunking, weather and environment monitoring and air traffic control. In addition, SS/L has applied its design and manufacturing expertise to produce spacecraft subsystems, such as batteries for the International Space Station, and to integrate government and other add-on missions on commercial satellites, which are referred to as hosted payloads.
As of December 31, 2010, SS/L had $1.6 billion in backlog for 20 satellites for customers including Intelsat Global S.A., SES S.A., Telesat Holdings Inc., Hispasat, S.A., EchoStar Corporation, Sirius-XM Satellite Radio, TerreStar Corporation, Asia Satellite Telecommunications Co. Ltd., Hughes Network Systems, LLC, ViaSat, Inc., Eutelsat/ictQatar, DIRECTV, Satélites Mexicanos, S.A. de C.V. and Asia Broadcast Satellite.
Satellite demand is driven by fleet replacement cycles, increased video, internet and data bandwidth demand and new satellite applications. SS/L expects its future success to derive from maintaining and expanding its share of the satellite construction contracts of its existing customers based on its engineering, technical and manufacturing leadership; its value proposition and record of reliability; the increased demand for new applications requiring high power and capacity satellites such as HDTV, 3-D TV and broadband; and SS/L’s expansion of governmental contracts based on its record of reliability and experience with fixed-price contract manufacturing. We also expect SS/L to benefit from the increased revenues from larger and more complex satellites. As such, increased revenues as well as system and supply chain management improvements should enable SS/L to continue to improve its profitability.
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
While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L is initiating a two-year infrastructure campaign that will result in capital expenditures over this period of approximately $135 million. Also, over the past several years SS/L has modified and expanded its manufacturing facilities to accommodate an expanded backlog. SS/L can now accommodate as many as nine to 13 satellite awards per year, depending on the complexity and timing of the specific satellites, and can accommodate the integration and test of 13 to 14 satellites at any given time in its Palo Alto facility. The expansion has also reduced the company’s reliance on outside suppliers for certain RF components and sub-assemblies.

The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,700 personnel is one of our key competitive resources.
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
Satellite Services
Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.5 billion of backlog as of December 31, 2010.
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
At December 31, 2010, Telesat had 12 in-orbit satellites. Telesat currently has three satellites under construction, all by SS/L.
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
Telesat believes its existing satellite fleet supports a strong combination of existing backlog and revenue growth. The growth is expected to come from the Telstar 14R/Estrela do Sul satellite, which Telesat expects to be launched in mid- 2011, the Nimiq 6 satellite, which is anticipated to be launched in the first half of 2012, the Anik G1 satellite, which Telesat anticipates will be launched in the second half of 2012 and the sale of available capacity on its existing satellites. Telesat believes this fleet of satellites provides a solid foundation upon which it will seek to grow its revenues and cash flows.
Revenue growth is also expected from the Canadian broadband business on the ViaSat-1 satellite, which Telesat has agreed to purchase from Loral. The purchase is expected to be completed in March 2011.
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
Telesat anticipates that it will be able to increase revenue without a proportional increase in operating expenses, allowing for profit margin expansion. The fixed cost nature of the business, combined with contracted revenue growth and other growth opportunities, is expected to produce growth in operating income and operating cash flow.

For 2011, Telesat remains focused on increasing utilization of its existing satellites, constructing and launching the satellites it is currently procuring, securing additional customer requirements to support the procurement of additional satellites and maintaining cost and operating discipline.
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 45% of Telesat’s revenues received in Canada for the year ended December 31, 2010, certain of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at December 31, 2010 would have increased or decreased Telesat’s net income for the year ended December 31, 2010 by approximately $151 million. During the period from October 31, 2007 to December 31, 2010, Telesat’s U.S. term loan facility, senior notes and senior subordinated notes have increased by approximately $133 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. term loan facility debt into CAD 1.224 billion of debt, decreased by approximately $129 million.
General
Telesat’s board of directors and shareholders have authorized a process to explore an initial public offering or other strategic alternatives. To minimize the tax impact to the Company, thereby maximizing the benefits to Loral shareholders of any strategic transaction that takes the form of a sale, Loral will endeavor to structure the sale in the form of a transaction for the Parent Company. To accommodate such a structure, Loral would first separate SS/L and its other remaining non-Telesat assets. Accordingly, in the event of any such transaction, Loral would, prior to the transaction, likely contribute its remaining non-Telesat assets to SS/L and then spin-off or sell its interest in SS/L (or its remaining interest if there has first been an SS/L initial public offering).
SS/L Holdings, Inc. is a newly-formed subsidiary of Loral established for the purpose of facilitating an initial public offering or spin-off of SS/L. SS/L Holdings, Inc. previously filed a registration statement with the SEC for an initial public offering. The determination of how Loral will proceed with respect to SS/L, i.e. whether to proceed with an initial public offering, spin-off, combination of an initial public offering and subsequent spin-off, sale or other strategic transaction or no transaction at all, will depend on a number of factors, including the outcome of the Telesat process described above and business and market conditions. There can be no assurance whether or when any transaction involving any or all of Loral, Telesat or SS/L may occur.
We regularly explore and evaluate possible other strategic transactions and alliances. We also periodically engage in discussions with satellite service providers, satellite manufacturers and others regarding such matters, which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, we will require additional funds. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for these transactions on favorable terms, if at all.
In 2008, Loral agreed to purchase the Canadian coverage portion of the ViaSat-1 satellite that is currently being constructed by SS/L. The ViaSat-1 satellite is a high capacity Ka-band spot beam satellite for broadband services that is scheduled to be launched in mid-2011 into the 115o West longitude orbital location. Loral also entered into an agreement with Barrett Xplore Inc. (“Barrett”), Canada’s largest rural broadband provider, to deliver high throughput satellite Ka-band capacity for broadband services in Canada. Under the agreement, Barrett agreed to lease from Loral the Canadian capacity on the ViaSat-1 satellite and associated gateway services for the expected life of the satellite, projected to commence in 2011 and Loral agreed to construct and operate four gateways in Canada. Approximately $50 million has been invested by Loral through December 31, 2010. A portion of these costs was funded by prepayments in 2010 from Barrett of CAD 2.5 million as required under the agreement. On March 1, 2011, Loral entered into agreements to sell its investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date. In addition, if Telesat obtains certain supplemental capacity on the payload, Loral will be entitled to receive, for four years, one-half of any net revenue actually earned by Telesat on such supplemental capacity. This transaction is expected to close in March 2011 (see Note 16 to the financial statements).

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
The following discussion of revenues and Adjusted EBITDA (see Note 15 to the financial statements) reflects the results of our business segments for 2010, 2009 and 2008. The balance of the discussion relates to our consolidated results unless otherwise noted.
The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) before depreciation, amortization and stock-based compensation (excluding stock-based compensation from SS/L phantom stock appreciation rights expected to be settled in cash) and directors’ indemnification expense (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: asset impairment charges; gains or losses on litigation not related to our operations; other expense; and equity in net income (losses) of affiliates.
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, asset impairment charges, gains or losses on litigation not related to our operations, other expense and equity in net income (losses) of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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
Loral has two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The Satellite Services segment includes 100% of the results reported by Telesat for the years ended December 31, 2010, 2009 and 2008. Although we analyze Telesat’s revenue and expenses under the Satellite Services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting.

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements (in millions):
Revenues:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Satellite Manufacturing	$1,165.1	$1,008.7	$881.4
Satellite Services	797.3	691.6	685.2

Segment revenues	1,962.4	1,700.3	1,566.6
Eliminations(1)	(6.1)	(15.3)	(12.0)
Affiliate eliminations(2)	(797.3)	(691.6)	(685.2)

Revenues as reported(3)	$1,159.0	$993.4	$869.4

See explanations below for Notes 1, 2 and 3.
Increases in revenues from period to period are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues are recognized on the cost-to-cost percentage of completion method over the construction period, which usually ranges between 24 and 36 months. Large satellites with significant new development can require up to 48 months for completion.
Revenues from Satellite Manufacturing before eliminations increased $156 million for 2010 as compared to 2009, due to $112 million of higher revenues generated by increased satellite contract awards, improved factory performance (which reduces the estimated cost to complete and increases the percentage of completion and the revenue recognized) of $59 million and a $5 million increase in performance incentives earned, net of penalties, partially offset by a revenue decrease of $20 million from prior year contract scope additions, which generated higher revenues in 2009. Eliminations for 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 16 to the financial statements).
Satellite Services segment revenue increased by $106 million for 2010 as compared to 2009 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, settlements from two terminated contracts, an increase in equipment sales due to the completion of a significant project, growth in Telstar 18 service, the full year effect of Nimiq 5 and increased revenue from Telstar 11N, partially offset by the termination of leasehold interests in Telstar 10, the removal of Nimiq 3 from service and decreased revenue from services provided to the automotive industry. Satellite Services segment revenues would have increased by approximately $63 million for 2010 as compared with 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.
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
Satellite Services segment revenue increased by $6 million in 2009 from 2008 primarily due to the launches of Nimiq 4 which began service in late 2008, Telstar 11N which began service in early 2009 and Nimiq 5 which began service in late 2009, substantially offset by the U.S. dollar/Canadian dollar exchange rate changes on Canadian dollar denominated revenues, the cancellation of Telesat’s lease on Telstar 10 in July 2009, the removal from service of Nimiq 4iR and Nimiq 3 in the first half of 2009 and the scheduled turndown of certain transponders on Nimiq 2. Satellite Services segment revenue would have increased by approximately $54 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008 if the U.S. dollar/Canadian dollar exchange rate had remained unchanged between the two periods.

Adjusted EBITDA:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Satellite Manufacturing	$143.1	$90.6	$45.1
Satellite Services	606.7	488.1	436.5
Corporate expenses	(17.9)	(21.4)	(14.9)

Segment Adjusted EBITDA before eliminations	731.9	557.3	466.7

Eliminations(1)	(1.5)	(1.7)	(1.6)
Affiliate eliminations(2)	(606.7)	(488.1)	(427.2)

Adjusted EBITDA	$123.7	$67.5	$37.9

See explanations below for Notes 1 and 2.
Satellite Manufacturing segment Adjusted EBITDA increased $53 million for 2010 compared with 2009. The increase consists of $55 million from improved factory performance, $35 million from the increased sales volume, $9 million from performance incentives earned, net of penalties and a $4 million decrease in selling, general and administrative expenses (other than depreciation and amortization), partially offset by a decrease of $20 million from prior year contract scope additions, a $27 million loss resulting from a contract award in the third quarter of 2010 and a $3 million increase in stock-based compensation from SS/L phantom stock appreciation rights that are expected to be paid in cash.
Satellite Services segment Adjusted EBITDA increased by $119 million for 2010 as compared to 2009 primarily due to the revenue increase described above, expense reductions as a result of efficiencies gained from restructuring, reductions in third party satellite capacity, elimination of expenses associated with decreased revenue from services provided to the automotive industry and restructuring charges of $3 million in 2009, partially offset by the impact of the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA would have increased by approximately $87 million for 2010 as compared with 2009 if the U.S. dollar/Canadian dollar exchange rate had been unchanged between the two periods.
Corporate expenses decreased for 2010 compared to 2009 primarily due to a $4 million reduction in deferred compensation expense because the maximum award under the deferred compensation plan was reached in 2009, and a $2 million decrease in legal fees, partially offset by a $2 million increase in stock-based compensation from SS/L phantom stock appreciation rights that are expected to be paid in cash.
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
Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Adjusted EBITDA	$123.7	$67.5	$37.9
Depreciation, amortization and stock-based compensation(4)	(36.3)	(47.3)	(44.0)
Directors’ indemnification expense (5)	(6.8)	—	—
Impairment of goodwill(6)	—	—	(187.9)
Operating income (loss)	80.6	20.2	(194.0)
Interest and investment income	13.5	8.3	11.9
Interest expense	(3.1)	(1.4)	(2.3)
Gain on litigation, net	5.0	—	38.8
Impairment of available for sale securities	—	—	(5.8)
Other expense	(2.9)	(0.1)	(0.1)
Income tax benefit (provision) (7)	308.6	(5.6)	(45.7)
Equity in net income (losses) of affiliates	85.6	210.3	(495.7)

Net income (loss)	$487.3	$231.7	$(692.9)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral and its wholly owned subsidiaries.

(2)	Represents the elimination of amounts attributed to Telesat whose results are reported in our consolidated statements of operations as equity in net income (losses) of affiliates.

(3)	Includes revenues from affiliates of $137.2 million, $92.1 million and $84.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(4)	Includes non-cash stock-based compensation of $2.5 million, $7.5 million and $7.6 million for the years ended December 31, 2010, 2009 and 2008, respectively (see Note 10 to the financial statements).

(5)
Represents indemnification expense, net of insurance recovery, in connection with defense costs incurred by MHR-affiliated directors in the Delaware shareholder derivative case (see Note 14 to the financial statements).

(6)	During the fourth quarter of 2008, we determined that the implied fair value of SS/L goodwill had dropped below its carrying value, and we recorded this impairment charge.

(7)
During the fourth quarter of 2010, we determined, based on all available evidence, that a full valuation allowance was no longer required on our deferred tax assets and, therefore, $335.3 million of the valuation allowance was reversed as an income tax benefit (see Note 9 to the financial statements).

2010 Compared with 2009 and 2009 Compared with 2008
The following compares our consolidated results for 2010, 2009 and 2008 as presented in our financial statements:
Revenue from Satellite Manufacturing

				% Increase
				(Decrease)
	Year Ended			2010	2009
	December 31,			vs.	vs.
	2010	2009	2008	2009	2008
	(In millions)
Revenue from Satellite Manufacturing	$1,165	$1,008	$881	16%	14%
Eliminations	(6)	(15)	(12)	(60%)	25%

Revenue from Satellite Manufacturing as reported	$1,159	$993	$869	17%	14%

Revenues from Satellite Manufacturing before eliminations increased for 2010 as compared to 2009 due to $112 million of higher revenues generated by increased satellite contract awards, improved factory performance (which reduces the estimated cost to complete and increases the percentage of completion and the revenue recognized) of $59 million and a $5 million increase in performance incentives earned, net of penalties, partially offset by a revenue decrease of $20 million from prior year contract scope additions, which generated higher revenues in 2009. Eliminations for 2010 and 2009 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 16 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased $166 million for 2010 as compared to 2009.
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
Cost of Satellite Manufacturing

				% Increase
				(Decrease)
	Year Ended			2010	2009
	December 31,			vs.	vs.
	2010	2009	2008	2009	2008
	(In millions)
Cost of Satellite Manufacturing	$987	$880	$788	12%	12%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues	85%	89%	91%
Cost of Satellite Manufacturing increased by $107 million for 2010 as compared to 2009 as a result of a $92 million increase from the higher sales volume and the $27 million loss from a contract award in the third quarter of 2010, partially offset by a $7 million decrease in amortization and a $2 million decrease in stock-based compensation.

Cost of Satellite Manufacturing increased $92 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Margins improved by $43 million primarily from scope increases, improved performance on certain satellite construction contracts and higher sales volume, partially offsetting $114 million of increased costs from higher sales volume and a $12 million increase in pension costs. Depreciation, amortization and stock-based compensation increased by $5 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to increases of $2 million in stock-based compensation, $2 million in amortization of fair value adjustments and $1 million in depreciation.
Selling, General and Administrative Expenses

				% Increase
				(Decrease)
	Year Ended			2010	2009
	December 31,			vs.	vs.
	2010	2009	2008	2009	2008
	(In millions)
Selling, general and administrative expenses	85	93	97	(9%)	(4%)

% of revenues	7%	9%	11%
Selling, general and administrative expenses decreased by $8 million for 2010 as compared to 2009, primarily due to a $5 million reduction in deferred compensation expense because the maximum award under the deferred compensation plan was reached in 2009, a $3 million decrease in research and development expenses, a $3 million increase in the allowance for billed receivables in the third quarter of 2009 and a $2 million decrease in legal fees, partially offset by a $4 million increase in new business acquisition expenses and a $3 million increase in stock-based compensation.
Selling, general and administrative expenses were $93 million and $97 million for the years ended December 31, 2009 and 2008, respectively. Selling, general and administrative expenses decreased by $4 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due primarily to a reduction in research and development expenses of $12 million, a decrease of $3 million in new business acquisition costs, a $2 million decrease in litigation costs and a $1 million decrease in professional services expenses, partially offset by a $9 million increase in deferred compensation expense, a $2 million increase in pension and other benefits costs and a $2 million increase in the allowance for billed receivables. The deferred compensation expense increase in 2009 was due to an increase in the fair value of our common stock during 2009.
Gain on Recovery from Customer Bankruptcy
During 2008, we recorded a gain of $9 million related to distributions from a bankruptcy claim against a former customer of Loral Skynet. The receivables underlying the claim had been previously written-off or not recognized due to the customer’s bankruptcy.
Directors’ Indemnification Expense
Directors’ indemnification expense for the year ended December 31, 2010 represents our indemnification of legal expenses incurred by MHR-affiliated directors in defense of claims asserted against them in their capacity as directors of Loral, net of directors and officers insurance recoveries (see Note 14 to the financial statements).
Impairment of Goodwill
During 2008, we determined that the implied fair value of SS/L goodwill, which was established in connection with our adoption of fresh-start accounting, had decreased below its carrying value. We recorded a charge to expense in the fourth quarter of 2008 of $187.9 million to reflect this impairment.

Interest and Investment Income

	Year Ended
	December 31,
	2010	2009	2008
	(In millions)
Interest and investment income	$14	$8	$12
Interest and investment income increased by $6 million for 2010 as compared to 2009, primarily due to increased interest income on long-term orbital receivables as a result of satellite launches.
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
Interest Expense

	Year Ended
	December 31,
	2010	2009	2008
	(In millions)
Interest cost before capitalized interest	$3	$1	$3
Capitalized interest	—	—	(1)

Interest expense	$3	$1	$2

Interest expense for 2010 and 2009 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement and the interest related to the ChinaSat transponders. Interest expense for 2009 includes a $1 million reversal of interest expense previously recorded due to the favorable resolution of a contingent liability.
Interest expense for the year ended December 31, 2008 related primarily to interest on vendor financing which was no longer outstanding in 2009 and 2010.
Gain on Litigation, Net
During 2010, we recorded income of $5.0 million from directors and officers insurance recoveries related to plaintiffs fees for shareholders litigation arising from the issuance of our Series-1 Preferred Stock which was concluded during 2008 (see Note 14 to the financial statements).
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
Other Expense
Other expense for the year ended December 31, 2010, includes expenses related to the evaluation of strategic alternatives for SS/L and preparation and filing of registration statements and amendments related to a potential initial public offering of SS/L, partially offset by the reversal of a liability related to the sale of certain assets in a prior year.

Income Tax Provision
During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future, and therefore, a full valuation allowance was no longer required. We based this determination on cumulative profits generated in recent periods, as well as our current expectation that future operations will generate sufficient taxable income to realize the tax benefit from the deferred tax assets. Accordingly, we reversed $335.3 million of the valuation allowance as a deferred income tax benefit. For 2010, this benefit was partially offset by a current federal and state income tax provision of $16.6 million, which included a provision of $11.5 million to increase our liability for uncertain tax positions, and a deferred tax provision of $10.1 million for the decrease to our deferred tax asset for federal AMT credits, resulting in a net income tax benefit of $308.6 million on pre-tax income of $93.1 million. As of December 31, 2010, we continued to maintain a valuation allowance of $11.2 million against the deferred tax assets for capital loss carryovers and certain state tax attributes due to the limited carryforward periods and the character of such attributes. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its full or partial reversal.
During 2009 and 2008, we continued to maintain a 100% valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to AMT credit carryforwards. For periods prior to January 1, 2009, any reduction to the balance of the valuation allowance as of October 1, 2005 first reduced goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. During 2008, goodwill was reduced by $38.6 million, for the reversal of an excess valuation allowance. Effective January 1, 2009, all reversals of the valuation allowance balance as of October 1, 2005 were required to be recorded as a reduction to the income tax provision.
For 2009, we recorded a current tax provision of $5.8 million, which included a provision of $2.3 million to increase our liability for uncertain tax positions, and a deferred tax benefit of $0.2 million, resulting in a total provision of $5.6 million on pre-tax income of $27.0 million. For 2008, we recorded a current tax provision of $16.3 million, which included a provision of $41.6 million to increase our liability for uncertain tax positions and a current tax benefit of $25.4 million derived from tax strategies, and a deferred tax provision of $29.4 million, resulting in a total provision of $45.7 million on a pre-tax loss of $151.5 million.
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
Equity in Net Income (Losses) of Affiliates

	Year Ended
	December 31,
	2010	2009	2008
	(In millions)
Telesat	$92.8	$213.2	$(479.6)
XTAR	(7.0)	(2.7)	(16.1)
Other	(0.2)	(0.2)	—

	$85.6	$210.3	$(495.7)

Loral’s equity in net income (loss) of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. The amortization of fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 have been proportionately eliminated in determining our share of the net income (loss) of Telesat. Our equity in net income (loss) of Telesat also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we are constructing for Telesat.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the years ended December 31, 2010 and 2009 and 2008 and as of December 31, 2010 and 2009 follows (in millions):

	Year Ended December 31			Year Ended December 31
	2010	2009	2008	2010	2009	2008
	(In Canadian dollars)			(In U.S. dollars)
Statement of Operations Data:
Revenues	821.4	788.7	731.1	797.3	691.6	685.2
Operating expenses	(196.5)	(232.0)	(275.3)	(190.7)	(203.4)	(258.0)
Gain on disposition of long-lived assets	3.9	33.4	—	3.7	29.3	—
Impairment of long-lived and intangible assets	—	—	(485.4)	—	—	(454.9)
Depreciation, amortization and stock-based compensation	(256.8)	(262.5)	(241.1)	(249.3)	(230.2)	(226.0)
Operating income (loss)	371.9	327.6	(270.7)	361.0	287.3	(253.7)
Interest expense	(241.6)	(260.0)	(246.5)	(234.5)	(228.0)	(231.1)
Foreign exchange gains (losses)	164.0	500.9	(698.0)	159.2	439.2	(654.2)
(Losses) gains on financial instruments	(79.2)	(169.9)	271.8	(76.9)	(149.0)	254.7
Other income (expense)	0.6	(0.9)	(3.9)	0.6	(0.7)	(3.6)
Income tax (provision) benefit	(42.4)	(2.5)	149.2	(41.2)	(2.2)	139.9
Net income (loss)	173.3	395.2	(798.1)	168.2	346.6	(748.0)
Average exchange rate for translating Canadian dollars to U.S. dollars				1.0302	1.1405	1.0670

	As of December 31,		As of December 31,
	2010	2009	2010	2009
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	290.8	251.4	291.4	238.7
Total assets	5,298.8	5,260.4	5,309.4	4,994.7
Current liabilities	293.9	206.3	294.5	195.9
Long-term debt, including current portion	2,923.0	3,110.4	2,928.9	2,953.3
Total liabilities	4,137.1	4,257.0	4,145.3	4,041.9
Redeemable preferred stock	141.4	141.4	141.7	134.3
Shareholders’ equity	1,020.4	862.0	1,022.4	818.5
Period end exchange rate for translating Canadian dollars to U.S. dollars			0.9980	1.0532
Gain on disposition of long-lived assets in 2009 results from the transfer of Telesat’s leasehold interests in the Telstar 10 satellite and related contracts to APT Satellite for a total consideration of approximately $69 million. Impairment of long-lived and intangible assets consists primarily of an impairment charge in 2008 to reduce certain orbital slot assets to fair value.
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2010, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. We estimated that, after considering the impact of hedges, a five percent change in the value of the Canadian dollar against the U.S. dollar at December 31, 2010 would have increased or decreased Telesat’s net income for the year 2010 by approximately $151 million. During the period from October 31, 2007 to December 31, 2010, Telesat’s U.S. Term Loan Facility, Senior Notes and Senior Subordinated Notes have increased by approximately $133 million due to the stronger U.S. dollar. However during that same time period, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $129 million.
The equity losses in XTAR, L.L.C. (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

Backlog
Backlog as of December 31, 2010 and 2009 was as follows (in millions):

	2010	2009
Satellite Manufacturing	$1,625	$1,632
Satellite Services	5,477	5,230

Total backlog before eliminations	7,102	6,862
Satellite Manufacturing eliminations	(4)	(9)
Satellite Services eliminations	(5,477)	(5,230)

Total backlog	$1,621	$1,623

It is expected that approximately 64% of satellite manufacturing backlog as of December 31, 2010 will be recognized as revenue during 2011.
It is expected that approximately 11% of satellite services backlog will be recognized as revenue during 2011.
As of December 31, 2010, Telesat had received approximately $378 million of customer prepayments, none of which is related to satellites under construction.
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
Revenue Recognition
Most of our Satellite Manufacturing revenue is associated with long-term fixed-price contracts. Revenue and profit from satellite sales under these long-term contracts are recognized using the cost-to-cost percentage of completion method, which requires significant estimates. We use this method because reasonably dependable estimates can be made based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including estimated amounts for penalties and performance incentives that will be received as the satellite performs on orbit) and the potential for component obsolescence in connection with long-term procurements. Estimated amounts for performance incentives and penalties are included in contract value when and to the extent that it is probable such amounts will be paid or received. Performance incentives and penalties relate primarily to on-orbit performance of the satellite and early or late delivery of the satellite, although a limited number of contracts include performance incentives and penalties related to mass, payload performance and other items.
Satellite construction contracts often include provisions for performance incentives pursuant to which a portion of the contract value (typically about 10%) is at risk, over the life of the satellite (typically 15 years), contingent upon the in-orbit performance of the satellite in accordance with contractual specifications. These performance incentives are structured in two forms: (i) under warranty payback, the customer pays the entire amount of the performance incentives during the period of satellite construction and (ii) under orbital receivables, the customer makes payments of performance incentives at regular intervals (often monthly) over the in-orbit life of the satellite.

Performance incentives, whether warranty payback or orbital receivables, are included in revenues during the construction period of the satellite. The amount of performance incentives recorded as revenues is net of (i) a factor based on past experience to reflect the risk that a portion of the performance incentives will be lost due to non-performance and (ii) in the case of orbital receivables, a discount for the time value of money because the amounts will be collected over the operating life of the satellite.
Estimates for performance incentives and penalties are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Changes in estimates are typically the result of schedule changes that affect performance incentives and penalties, changes in contract scope, changes in new business forecasts that can affect the level of overhead allocated to a given contract and changes in estimates on contracts as a result of the complex nature of the satellites we manufacture. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period will result in additional revenue and profit, and unfavorable changes in estimates will result in a reduction of revenue and profit or the recording of a loss that will be borne solely by us.
Billed Receivables and Long-Term Receivables
We are required to estimate the collectability of our long-term receivables and billed receivables which are included in contracts in process on our consolidated balance sheet. A considerable amount of judgment is required in assessing the collectability of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Charges for bad debts recorded to the statements of operations on billed receivables for the years ended December 31, 2010, 2009 and 2008, were nil, $2.8 million and $0.7 million, respectively. At December 31, 2010, 2009 and 2008, billed receivables were net of allowances for doubtful accounts of $0.2 million, $3.7 million and $0.9 million, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated periodically. Performance incentives, whether warranty payback or orbital receivables, are recorded as receivables on our balance sheet as we record the revenues on the satellite during the construction period, which is typically two to three years. Performance incentives structured as warranty payback are included in contracts in process, and orbital receivables, which are collected over the in-orbit life of the satellite, are included in long-term receivables.
Inventories
Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, are written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory. Charges for inventory obsolescence included in the consolidated statements of operations were $4.3 million, $1.0 million and nil for the years ended December 31, 2010, 2009 and 2008, respectively.
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

These provisions are applicable to all of our assets and liabilities that are measured and recorded at fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents: Money market funds	$162,487	$—	$—

Available-for-sale securities: Communications industry	$1,427	$—	$—

Derivatives: Foreign exchange contracts	$—	$4,548	$—
Non-qualified pension plan assets	$2,039	$—	$13
Liabilities
Derivatives: Foreign exchange contracts	$—	$15,007	$—
The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of December 31, 2010.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections. An impairment charge would be recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary. We had no equity-method investments measured at fair value at December 31, 2010.
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
Pension and other employee benefits
We maintain qualified pension and supplemental retirement plans. These plans are defined benefit pension plans. In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. These pension and other employee benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in these pension and other employee postretirement benefit costs may occur in the future due to changes in these assumptions, as well as our actual experience.
The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. Changes in applicable high-quality long-term corporate bond indices are also considered. The discount rate determined on this basis was 5.5% as of December 31, 2010, a decrease of 50 basis points from December 31, 2009.
The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Both investment types may include alternative investments which are permitted to be up to 15% of total plan assets. Pension plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment managers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. The expected long-term rate of return on plan assets determined on this basis was 8.0% for 2010, 8.0% for 2009 and 8.5% for 2008. For 2011, we will use an expected long-term rate of return of 8.0%.
These pension and other employee postretirement benefit costs are expected to increase to approximately $19.6 million in 2011 from $17.7 million in 2010, primarily due to the lower discount rate. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased these pension and other employee postretirement benefits costs by approximately $2.2 million and $1.3 million, respectively, in 2010.
The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $249.6 million at December 31, 2010. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.
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
The SS/L phantom stock appreciation rights program has been designed to incentivize and reward our employees based on the increase in a synthetically determined value of SS/L’s equity. As SS/L’s common stock has not historically been publicly traded and thus does not have a readily ascertainable market value, its equity value under the program is derived from a formula that calculates equity value based on a multiple of Adjusted EBITDA plus cash on hand less debt at the end of the relevant year. Each phantom stock appreciation right provides the recipient with the right to receive an amount equal to the increase in our notional stock price over the base price at the date of grant multiplied by the number of phantom stock appreciation rights vested on the applicable vesting date. The baseline price at each grant date is updated accordingly.
The phantom stock appreciation rights have fixed exercise dates. As such, the phantom stock appreciation rights are automatically exercised and the value (if any) is paid out on each vesting date. The phantom stock appreciation rights may be settled in Loral stock or cash at our option. The number of shares of Loral stock to be issued on the vesting date is determined by dividing the SAR value by the price per share of Loral stock on the vesting date. Accordingly, the SS/L Phantom SARs are accounted for as liability awards and the value of the awards is adjusted quarterly for changes in the value of the award resulting from increases or decreases in actual or forecasted Adjusted EBITDA for the relevant year. Compensation expense is recognized ratably over the requisite vesting period.
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
The Parent Company has no debt. SS/L amended and restated its revolving credit facility on December 20, 2010, increasing the facility amount to $150 million, extending the maturity to January 24, 2014 and removing the Parent Company guarantee. At December 31, 2010, there were no outstanding borrowings and $5 million of letters of credit was outstanding. Telesat has third party debt with financial institutions, and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. The Parent Company has not provided a guarantee for the debt of Telesat or XTAR.
Cash is maintained at the Parent Company, SS/L, Telesat and XTAR to support the operating needs of each respective entity. The ability of SS/L and Telesat to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to the debt at each of those entities and in the case of Telesat and XTAR by their respective shareholder agreements.
The Parent Company’s cash flow is fairly predictable. SS/L’s cash flow, however, is subject to substantial timing fluctuation of receipts and expenditures and is difficult to forecast on a quarter to quarter basis. A typical satellite production contract takes two to three years to complete. SS/L’s cash receipts are tied to the achievement of contract milestones which are negotiated for each contract and the timing of milestone receipts does not necessarily match the timing of cash expenditures. Revenues and profits under these long-term contracts are recognized using the cost-to-cost percentage of completion method, so the timing of revenue recognition and cash receipts do not match, creating fluctuations in certain balance sheet accounts including contracts-in-process, long-term receivables and customer advances. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenues and cash flow.
Cash and Available Credit
At December 31, 2010, the Company had $166 million of cash and cash equivalents, $6 million of restricted cash and no debt. These amounts are substantially unchanged from our positions at December 31, 2009 despite spending approximately $147 million to fund an increase in contract assets and capital expenditures. Adjusted EBITDA for the Company was approximately $124 million for 2010. During 2010, SS/L did not borrow any funds under its revolving credit agreement.
As discussed above, the SS/L Credit Agreement was amended and restated on December 20, 2010 to increase the facility from $100 million to $150 million, extend the maturity to January 24, 2014 and eliminate the Parent Company guarantee. A $50 million letter of credit sub-limit was maintained. As of December 31, 2010, SS/L had borrowing availability of approximately $145 million under the facility after giving effect to approximately $5 million of outstanding letters of credit. SS/L anticipates that over the next 12 months it will be in compliance with all the covenants of the SS/L Credit Agreement and have full availability of the facility. The amended and restated SS/L Credit Agreement allows for a spin-off of SS/L from Loral or an initial public offering of SS/L.

Cash Management
We have a cash management investment program that seeks a competitive return while maintaining a conservative risk profile. Our cash management investment policy establishes what we believe to be conservative guidelines relating to the investment of surplus cash. The policy allows us to invest in commercial paper, money market funds and other similar short term investments but does not permit us to engage in speculative or leveraged transactions, nor does it permit us to hold or issue financial instruments for trading purposes. The cash management investment policy was designed to preserve capital and safeguard principal, to meet all of our liquidity requirements and to provide a competitive rate of return for similar risk categories of investment. The policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities on our behalf, requires certain mandatory reporting activity and discusses review of the portfolio. We operate the cash management investment program under the guidelines of our investment policy and continuously monitor the investments to avoid risks.
We currently invest our cash in several liquid Prime AAA money market funds. The dispersion across funds reduces the exposure of a default at one fund.
Orbital Receivables
As of December 31, 2010, SS/L had orbital receivables of approximately $312 million, net of fresh-start fair value adjustments of $18 million. Of the gross orbital receivables as of December 31, 2010, approximately $196 million are related to satellites launched and $134 million are related to satellites that are under construction. This represents an increase in gross orbital receivables of approximately $66 million from December 31, 2009.
We anticipate that this orbital receivable asset will continue to grow, deferring the receipt of cash. We will generate positive cash flow from orbital receivables once principal and interest payments received for the in-orbit satellites become greater than the amount being deferred for satellites under construction. The timing of when we will have positive cash flow from orbital receivables is dependent on a number of factors including the number of new satellite awards with the requirement for orbital incentive payments, the timing of the completion of contracts under construction, interest rates associated with orbital incentive payments, the performance of on-orbit satellites and the number of satellites in operation as compared to the number of satellites under construction.
Liquidity
During 2010, the Parent Company’s unrestricted cash position decreased approximately $14 million to $27 million. Cash was used to fund capital expenditures for the Canadian broadband business as well as operating costs. The Parent Company received cash from the settlement of insurance claims and also from the exercise of stock options.
The details of the Delaware shareholder derivative case relating to the Company’s sale in 2007 of $300 million of preferred stock to certain funds affiliated with MHR are disclosed in Note 14 to the financial statements. The Parent Company purchased directors’ and officers’ liability insurance coverage that provides the Company with up to $40 million of coverage of which the insurers had advanced approximately $9.8 million as of December 31, 2009. The Company sought recovery for the additional costs it incurred. From a cash flow perspective, the Parent Company paid $14.4 million in May 2010 to the directors affiliated with MHR for indemnification of their defense costs and expenses. The Parent Company received $1.2 million in July 2010 from insurers in settlement of approximately $1.6 million in defense costs and expenses that had previously been denied by the insurers. In December 2010, the Parent Company received $3.1 million of a $12.5 million insurance settlement with the remaining $9.4 million received in January 2011. As a result of a February court ruling, and assuming no further appeals or that the Parent Company wins any further appeals, the Parent Company is entitled to receive an additional $6.0 million from its insurers.
The Parent Company also received approximately $12 million net from the exercise of stock options during 2010. Through March 8, 2011, the Parent Company used approximately $16 million in connection with required tax payments for the cashless exercises of stock options. In January 2011, the Parent Company also received a $50 million dividend from SS/L representing a return of cash that was invested in 2008 by the Parent Company. At the Parent Company, we expect that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months.

On March 1, 2011, Loral entered into agreements to sell its investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date. In addition, if Telesat obtains certain supplemental capacity on the payload, Loral will be entitled to receive for four years one-half of any net revenue actually earned by Telesat on such supplemental capacity. This transaction is expected to close in March 2011 (see Note 16 to the financial statements). During 2010, the Parent Company funded approximately $19 million of costs associated with the ViaSat-1 satellite and related ground infrastructure. The Parent Company received CAD 2.5 million of prepayments in 2010 from the ViaSat-1 lessee.
In addition to our cash on hand, we believe that, given the substantial value of our assets, which include our 64% economic interest in Telesat and our 56% equity interest in XTAR, we have the ability, if appropriate, to access the financial markets for debt or equity at the Parent Company. Given the continuously changing financial environment, however, there can be no assurance that the Parent Company would be able to obtain such financing on acceptable terms.
During 2010, SS/L increased its unrestricted cash position approximately $12 million to $139 million despite its investment in orbital receivables, a reduction in its customer advances and its capital expenditures. SS/L generated $143 million in Adjusted EBITDA for 2010.
SS/L’s cash uses for 2011, in addition to the dividend mentioned above, are projected to include capital expenditures and continued growth in its orbital receivables balance. With regard to capital expenditures, SS/L is initiating a two-year infrastructure campaign that will include the building of a second thermal vacuum chamber, completing certain building and systems modifications and purchasing additional test and satellite handling equipment to meet its contractual obligations more efficiently. Capital expenditures are estimated to be approximately $135 million over the two-year period before returning to a more customary level of annual expenditures of $30 million to $40 million. The orbital receivable asset will continue to grow in 2011, though at a lower rate than in 2010, as there was a decrease in satellite construction awards in 2010 requiring orbital receivables. The uncertainty as to the timing and nature of new construction contract awards, milestone receipts and cash flow related to contract assets can change our cash requirements. SS/L believes that, absent unforeseen circumstances, with its cash on hand and cash flow from operations, it has sufficient liquidity to fulfill its obligations for the next 12 months. The borrowing capacity under the revolving credit facility also enhances SS/L’s liquidity position.
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
Many of SS/L’s customer contracts include performance incentives, structured as warranty payback or orbital receivables. If a satellite sold under a contract with performance incentives experiences an anomaly that leads to a degradation in performance as defined in each particular contract, then in the case of warranty payback, SS/L would be obligated to return to the customer a portion of the performance incentive payments received and, in the case of orbital receivables, SS/L would no longer be entitled to a portion of the future orbital receivable payments owed. The amount SS/L would either need to return to the customer in case of warranty payback, or would no longer be entitled to receive from the customer in the case of orbital receivables, would depend on various factors including the specific contractual specifications, the satellite performance and life remaining, among other items. Our liquidity could be adversely affected by failure to achieve contractual performance incentives.
On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As of December 31, 2010, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related ground system deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at December 31, 2010 is $15 million. The long term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million. In addition, there are approximately $3 million of costs that have been committed to and will be incurred in the future, substantially relating to the ground system deliverables. In February 2011, TerreStar withdrew its proposed plan of reorganization and has indicated that it will explore an alternative plan of reorganization or a sale of its assets. Prior to withdrawing its plan, TerreStar had indicated that it intended to assume its contract for the satellite under construction. In March 2011, TerreStar filed a motion to authorize it to reject its contacts for the in-orbit satellite and related ground system deliverables. SS/L intends to file an objection to TerreStar’s motion and believes, based on discussions with TerreStar, that TerreStar intends to negotiate with SS/L terms for the assumption of these contracts. SS/L believes and will assert in its objection that the satellite in orbit and related ground system deliverables are critical to the execution of TerreStar’s operation and business plan. In addition, under its contracts with TerreStar, SS/L is obligated to provide orbital anomaly and troubleshooting support for the life of the in-orbit satellite and related ground system deliverables, and, if TerreStar were to reject these contracts, SS/L would not provide this support. SS/L believes that a prudent satellite operator would not risk losing SS/L’s support services because no other service provider has the data or capability to provide these services which are necessary for the continued successful operation of a satellite over its lifetime. SS/L believes, therefore, although no assurance can be given, that, notwithstanding TerreStar’s motion to reject the contracts for the in-orbit satellite and related ground system deliverables, because of their importance to TerreStar and the importance of SS/L’s ongoing technical support, any plan of reorganization for or sale of assets by TerreStar that does not provide for assumption of these contracts would not be feasible. Accordingly, SS/L believes that TerreStar (or its successor in reorganization) will likely assume its contracts for the in-orbit satellite and related ground system deliverables, and it is not probable that SS/L will incur a material loss with respect to the past due receivables or amounts scheduled to be paid in the future under those contracts. Notwithstanding these considerations, if TerreStar, nevertheless, were to reject its contracts for the in-orbit satellite and related ground system deliverables, and assuming that SS/L received no recovery on its claim as a creditor with respect to these contracts, SS/L believes that it would incur a loss of approximately $27 million, SS/L’s cash flow in the short term would be reduced by $20 million and SS/L’s cash flow over the approximate 15-year life of the satellite would be reduced by an additional $18 million of long-term orbital receivables plus interest.
SS/L booked seven satellite awards in both 2008 and 2009. SS/L booked six satellite awards in 2010, resulting in backlog of $1.6 billion at December 31, 2010. SS/L has high fixed costs relating primarily to labor and overhead. Based on SS/L’s current cost structure which has been sized to accommodate six to eight satellite contract awards per year, SS/L estimates that it covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of the satellite. If SS/L’s satellite awards fall below four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under the Credit Agreement are sufficient to finance SS/L, even if SS/L receives fewer than four awards over the next 12 months. If SS/L were to experience a shortage of orders below the four awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs. There can be no assurance that SS/L could obtain such financing on favorable terms, if at all.
Telesat
Cash and Available Credit
As of December 31, 2010, Telesat had CAD 220 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its Revolving Facility. Telesat believes that cash and short-term investments as of December 31, 2010, cash flow from operations, including amounts provided by operating activities, cash flow from customer prepayments and drawings on the available lines of credit under the Credit Facility (as defined below) will be adequate to meet its expected cash requirement for the next 12 months for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures.
Liquidity
A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months. Cash required for the construction of the Telstar 14R/Estrela do Sul 2, Nimiq 6 and the Anik G1 satellites plus the acquisition of the Canadian payload on ViaSat-1 will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

Debt
Telesat has entered into agreements with a syndicate of banks to provide Telesat with a series of term loan facilities denominated in Canadian dollars and U.S. dollars, and a revolving facility (collectively, the “Senior Secured Credit Facilities”) as outlined below. In addition, Telesat has issued two tranches of notes.

			December 31,	December 31,
	Maturity	Currency	2010	2009
			(In CAD millions)
Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent	—	—
Canadian term loan facility	October 31, 2012	CAD	170	185
U.S. term loan facility	October 31, 2014	USD	1,699	1,811
U.S. term loan II facility	October 31, 2014	USD	146	155
Senior notes	November 1, 2015	USD	691	730
Senior subordinated notes	November 1, 2017	USD	217	229

		CAD	2,923	3,110
Less: deferred financing costs and repayment options			(54)	(65)

			2,869	3,045
Current portion		CAD	(97)	(23)

Long term portion		CAD	2,772	3,022

The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Borrowings under the Senior Secured Credit Facilities bear interest at a base interest rate plus margins of 275 — 300 basis points. The required repayments on the Canadian term loan facility will be CAD 90 million for the year ended December 31, 2011. For the U.S. term loan facilities, required repayments in 2011 are 1/4 of 1% of the initial aggregate principal amount which is approximately $5 million per quarter. Telesat is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates.
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
Interest Expense
An estimate of the interest expense on the Facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Senior Secured Credit Facilities. Telesat’s estimated interest expense for 2011 is approximately CAD 242 million.

Derivatives
Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.
Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At December 31, 2010, Telesat had CAD 188.3 million of outstanding foreign exchange contracts which require the Company to pay Canadian dollars to receive $185.0 million for future capital expenditures and interest payments. At December 31, 2010, the fair value of these derivative contract liabilities was a liability of CAD 2.6 million, and at December 31, 2009, there was a CAD 0.4 million liability.
Telesat has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its U.S. dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At December 31, 2010, the Company had a cross currency basis swap of CAD 1,187.5 million which requires the Company to pay Canadian dollars to receive $1,022.4 million. At December 31, 2010, the fair value of this derivative contract was a liability of CAD 192.5 million. Most of this non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014. At December 31, 2009, there was a liability of CAD 137.1 million.
Interest rate risk
Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At December 31, 2010, the fair value of these derivative contract liabilities was CAD 49.4 million, and at December 31, 2009, there was a liability of CAD 47.8 million. These contracts are due between January 31, 2011 and October 31, 2014.
Capital Expenditures
Telesat has entered into contracts with SS/L for the construction of Telstar 14R/Estrela do Sul 2 (targeted to be launched mid-2011) Nimiq 6, a direct broadcast satellite to be used by Telesat’s customer, Bell TV, and Anik G1. Telesat will also acquire the Canadian payload on ViaSat-1. These expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.
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
In March 2011, Loral and Hisdesat agreed that each shareholder intends to make a capital contribution to XTAR in proportion to its equity interest in XTAR, which will use the proceeds to repay the convertible loan of $10.8 million and related accrued interest to Hisdesat.

Contractual Obligations and Other Commercial Commitments
The following tables aggregate our contractual obligations and other commercial commitments as of December 31, 2010 (in thousands).
Contractual Obligations:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases(1)	$46,504	$11,435	$15,838	$10,606	$8,625
Unconditional purchase obligations(2)	454,140	292,105	162,035	—	—
Other long-term obligations(3)	29,884	19,906	1,044	1,126	7,808
Revolving credit agreement(4)	—	—	—	—	—

Total contractual cash obligations(5)	$530,528	$323,446	$178,917	$11,732	$16,433

Other Commercial Commitments:

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			More than
	Committed	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit	$4,911	$4,911	$—	$—	$—

(1)	Represents future minimum payments under operating leases with initial or remaining terms of one year or more.

(2)	SS/L has entered into various purchase commitments with suppliers due to the long lead times required to produce purchased parts.

(3)
Represents our commitment in connection with an agreement entered into between Loral and ViaSat for the purchase by Loral of a portion of the ViaSat-1 satellite which is being constructed by SS/L for ViaSat as well as commitments for related gateway infrastructure and equipment. In March 2011, Telesat agreed to assume and Loral agreed to assign its commitments related to this project to Telesat in March 2011 (see Note 16 to the financial statements).

(4)
On December 20, 2010, SS/L amended and restated its revolving credit agreement with several banks and other financial institutions. The credit agreement provides for a $150 million senior secured revolving credit facility. The credit agreement matures on January 24, 2014 (see Note 8 to the financial statements). No amounts were outstanding under the credit agreement at December 31, 2010.

(5)
Does not include our liabilities for uncertain tax positions of $122.8 million. Because the timing of future cash outflows associated with our liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 9 to the financial statements). Does not include obligations for pensions and other postretirement benefits, for which we expect to make employer contributions of $39.1 million in 2011. We also expect to make significant employer contributions to our plans in future years.

Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $42 million for the year ended December 31, 2010.
The major driver of cash provided by operating activities was net income adjusted for non-cash items of $108 million which was partially offset by cash used in program related assets (contracts-in-process, inventories and customer advances) of $73 million. Cash flow from operating activities was reduced by $44 million in 2010 due to an increase in contracts-in-process caused by advance spending on programs that customers are obligated to pay us for in the future. Customer advances reduced cash flow from operating activities by $43 million due to the timing of awards and progress on new satellite programs.
Other factors affecting cash from operating activities in 2010 were: accounts payable, accrued expenses and other current liabilities increased cash by $20 million; other current assets and other assets decreased cash by $9 million; and pension and other post retirement liabilities reduced cash by $9 million.

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
Net Cash (Used in) Provided By Investing Activities
Net cash used in investing activities for 2010 was $54 million, which included capital expenditures of $35 million for satellite manufacturing and $19 million for the Canadian broadband business.
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
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for 2010 was $10 million, which included $12 million from the exercise of stock options, net of withholding taxes, partially offset by $2 million of issuance costs related to the amendment and extension of SS/L’s revolving credit facility.
Net cash used in financing activities for 2009 was $55 million, primarily resulting from the repayment of borrowings under the SS/L Credit Agreement.
Net cash provided by financing activities for 2008 was $52 million, primarily resulting from the proceeds, net of expenses, from borrowings under the SS/L Credit Agreement.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.
Other
Operating cash flows for 2010 included contributions of approximately $25 million to the qualified pension plan and approximately $3 million for other employee post-retirement benefit plans. During 2009, we contributed approximately $23 million to the qualified pension plan and funded approximately $3 million for other employee post-retirement benefit plans. During 2008, we contributed approximately $28 million to the qualified pension plan and funded approximately $4 million for other employee post-retirement benefit plans. During 2011, based on current estimates, we expect to contribute approximately $34 million to the qualified pension plan and expect to fund approximately $5 million for other employee post-retirement benefit plans.

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
Our consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in millions):

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Revenues	$137.2	$92.1	$84.0
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(14.7)	(10.1)	(5.0)
Profits relating to affiliate transactions not eliminated	8.3	5.7	2.8
Commitments and Contingencies
Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item 1A — Risk Factors and also in Note 14 to the financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency
Loral
In the normal course of business, we are subject to the risks associated with fluctuations in foreign currency exchange rates. To limit this foreign exchange rate exposure, the Company seeks to denominate its contracts in U.S. dollars. If we are unable to enter into a contract in U.S. dollars, we review our foreign exchange exposure and, where appropriate, derivatives are used to minimize the risk of foreign exchange rate fluctuations to operating results and cash flows. We do not use derivative instruments for trading or speculative purposes.
As of December 31, 2010, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the December 31, 2010 exchange rates) that were unhedged:

	Foreign Currency	U.S. $
	(In millions)
Future revenues — Japanese yen	¥201.0	$2.5
Future expenditures — Japanese yen	¥4,253.8	$52.2
Future revenues — euros	€12.6	$16.7
Future expenditures — euros	€7.5	$9.9
Derivatives
In June 2010 and July 2008, SS/L was awarded satellite contracts denominated in euros and entered into a series of foreign exchange forward contracts with maturities through 2013 and 2011, respectively, to hedge associated foreign currency exchange risk because our costs are denominated principally in U.S. dollars. These foreign exchange forward contracts have been designated as cash flow hedges of future euro denominated receivables.

The maturity of foreign currency exchange contracts held as of December 31, 2010 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In millions)
2011	€111.4	$142.3	$147.3
2012	27.0	32.6	35.5
2013	27.0	32.9	35.5

	€165.4	$207.8	$218.3

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.
The aggregate fair value of derivative instruments in an asset position was $4.5 million as of December 31, 2010. This amount represents the maximum exposure to loss at December 31, 2010 as a result of the potential failure of the counterparties to perform as contracted.
Telesat
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 45% of Telesat’s revenues for the year ended December 31, 2010, certain of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at December 31, 2010 would have increased or decreased Telesat’s net income for the year ended December 31, 2010 by approximately $151 million. During the period from October 31, 2007 to December 31, 2010, Telesat’s U.S. Term Loan Facility, Senior Notes and Senior Subordinated Notes have increased by approximately $133 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $129 million.
Interest
The Company had no borrowings outstanding under the SS/L Credit Agreement at December 31, 2010. Borrowings under this facility are limited to Eurodollar Loans for periods ending in one, two, three or six months or daily loans for which the interest rate is adjusted daily based upon changes in the Prime Rate, Federal Funds Rate or one month Eurodollar Rate. Because of the nature of the borrowing under a revolving credit facility, the borrowing rate adjusts to changes in interest rates over time. For a $150 million credit facility, if it were fully borrowed, a one percent change in interest rates would effect the Company’s interest expense by $1.5 million for the year. The Company had no other long-term debt or other exposure to changes in interest rates with respect thereto.
As of December 31, 2010, the Company held 984,173 shares of Globalstar Inc. common stock and $2.1 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the year, our excess cash was invested in money market securities; we did not hold any other marketable securities.
Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
New York, New York
We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 15, 2011

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
Executive Officers of the Registrant
The following table sets forth information concerning the executive officers of Loral as of March 1, 2011.

Name	Age	Position

Michael B. Targoff	66	Chief Executive Officer since March 1, 2006, President since January 2008 and Vice Chairman of the Board of Directors since November 2005. Prior to that, founder of Michael B. Targoff & Co.

Avi Katz	52	Senior Vice President, General Counsel and Secretary since January 2008. Vice President, General Counsel and Secretary from November 2005 to January 2008.

Richard P. Mastoloni	46	Senior Vice President of Finance and Treasurer since January 2008. Vice President and Treasurer from November 2005 to January 2008.

Harvey B. Rein	57	Senior Vice President and Chief Financial Officer since January 2008. Vice President and Controller from November 2005 to January 2008.

John Capogrossi	57	Vice President and Controller since January 2008. Executive Director, Financial Planning and Analysis, from October 2006 to January 2008. Assistant Controller from November 2005 to October 2006.
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
The remaining information required under Item 10 will be presented in the Company’s 2011 definitive proxy statement which is incorporated herein by reference.
Item 11. Executive Compensation
Information required under Item 11 will be presented in the Company’s 2011 definitive proxy statement which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under Item 12 will be presented in the Company’s 2011 definitive proxy statement which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
Information required under Item 13 will be presented in the Company’s 2011 definitive proxy statement which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information required under Item 14 will be presented in the Company’s 2011 definitive proxy statement which is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 3, 2005(1)

2.2	Modification to Debtors’ Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated August 1, 2005(2)

2.3	Letter Agreement among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363213 Canada Inc. dated December 14, 2006(5)

2.4	Share Purchase Agreement among 4363213 Canada Inc., BCE Inc. and Telesat dated December 16, 2006(5)

2.5	Letter Agreement among Loral Space & Communications Inc., Public Sector Pension Investment Board and BCE Inc. dated December 16, 2006(5)

2.6	Asset Transfer Agreement, dated as of August 7, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(7)

2.7	Amendment No. 1 to Asset Transfer Agreement, dated as of September 24, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(8)

2.8	Asset Purchase Agreement, dated as of August 7, 2007, by and among Loral Skynet Corporation, Skynet Satellite Corporation and Loral Space & Communications Inc.(7)

3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(17)

3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(13)

3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(21)

10.1
Amended and Restated Credit Agreement, dated as of December 20, 2010, by and among Space Systems/Loral, Inc., as borrower, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC, as documentation agent, ING Bank N.V., as syndication agent, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent(25)

10.2
Ancillary Agreement, dated as of August 7, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363230 Canada Inc.(7)

10.3	Adjustment Agreement, dated as of October 29, 2007, between Telesat Interco Inc. (formerly 4363213 Canada Inc.), BCE Inc. and Telesat(9)

10.4
Omnibus Agreement, dated as of October 30, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, Red Isle Private Investments Inc. and Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(9)

Exhibit
Number	Description

10.5
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

10.6	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat(9)

10.7	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(9)

10.8
Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(9)

10.9	Amended and Restated Registration Rights Agreement dated December 23, 2008 by and among Loral Space & Communications Inc. and the Persons Listed on the Signature Pages Thereof(13)

10.10
Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.(18)

10.11
Letter Agreement dated April 30, 2010 relating to indemnification among the Special Committee of the Board of Directors of Loral Space & Communications Inc. and Mark Rachesky, Hal Goldstein, Sai Devahaktuni, MHR Fund Management LLC and certain entities affiliated with MHR Fund Management LLC (23)

10.12
Settlement Agreement dated December 15, 2010 between XL Specialty Insurance Company, Arch Insurance Company, U.S. Specialty Insurance Company, Loral Space & Communications Inc., Mark H. Rachesky, Hal Goldstein and Sai S. Devabhaktuni, and (for purposes of paragraphs 6 and 7 and 9 through 20 only) MHR Fund Management LLC and certain of its affiliated entities(24)

10.13
Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(10)

10.14	Beam Sharing Agreement, dated as of January 11, 2008, by and between Loral Space & Communications Inc. and ViaSat Inc.(11)

10.15	Satellite Capacity and Gateway Service Agreement dated as of December 31, 2009 between Loral Space & Communications Inc. and Barrett Xplore Inc.(20)

10.16	Gateway Facilities Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat Canada, Loral Space & Communications Inc. and Loral Canadian Gateway Corporation(26)

10.17	Space Segment Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(26)

10.18	Barrett Assignment Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(26)

Exhibit
Number	Description

10.19	Employment Agreement between Loral Space & Communications Inc. and Michael B. Targoff dated as of March 28, 2006 and amended and restated as of December 17, 2008(15) ‡

10.20	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(3) ‡

10.21	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(13) ‡

10.22	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(16) ‡

10.23
Form of Amended and Restated Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan for Senior Management dated as of December 21, 2005 and amended and restated as of November 10, 2008(15) ‡

10.24	Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan between Loral Space & Communications Inc. and Michael B. Targoff dated March 28, 2006(4) ‡

10.25	Restricted Stock Unit Agreement dated March 5, 2009 between Loral Space & Communications Inc. and Michael B. Targoff(14) ‡

10.26	Restricted Stock Unit Agreement dated March 5, 2010 between Loral Space & Communications Inc. and Michael B. Targoff(22) ‡

10.27	Restricted Stock Unit Agreement dated March 5, 2011 between Loral Space & Communications Inc. and Michael B. Targoff † ‡

10.28	Option Agreement dated October 27, 2009, between Loral Space & Communications Inc. and Michael B. Targoff(19) ‡

10.29	Form of Restricted Stock Unit Agreement dated October 27, 2009 between Loral Space & Communications Inc. and Loral executives(19) ‡

10.30	Form of Phantom Stock Appreciation Rights Agreement relating to Space Systems/Loral, Inc. dated October 27, 2009 between Loral Space & Communications Inc. and Loral and SS/L executives(19) ‡

10.31	Form of Director 2006 Restricted Stock Agreement(6) ‡

10.32	Form of Director 2007 Restricted Stock Agreement(6) ‡

10.33	Form of Director 2008 Restricted Stock Agreement(15) ‡

10.34	Form of Director 2009 Restricted Stock Unit Agreement(22) ‡

10.35	Form of Director 2010 Restricted Stock Unit Agreement† ‡

10.36	Form of Employee Restricted Stock Agreement(6) ‡

10.37	Amended and Restated Space Systems/Loral, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008)(13) ‡

10.38	Loral Savings Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008)(13) ‡

10.39	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and Restated as of December 17, 2008)(13) ‡

14.1	Code of Conduct, Revised as of November 1, 2010†

Exhibit
Number	Description

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

23.2	Consent of Deloitte & Touche LLP†

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

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

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2005.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 28, 2006.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2006.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2007.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 27, 2007.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2008.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 31, 2008.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2009.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 16, 2009.

(16)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2009.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2009.

(19)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 9, 2009.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2010.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010.

(22)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010.

(23)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 17, 2010.

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2010.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 3, 2011.

†	Filed herewith.

‡	Management compensation plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.
By:	/s/ MICHAEL B. TARGOFF
Michael B. Targoff
Vice Chairman of the Board, Chief Executive Officer and President Dated: March 15, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Vice Chairman of the Board, Chief Executive Officer and President	March 15, 2011

/s/ MARK H. RACHESKY, M.D. Mark H. Rachesky, M.D.	Director, Non-Executive Chairman of the Board	March 15, 2011

/s/ SAI S. DEVABHAKTUNI	Director	March 15, 2011
Sai S. Devabhaktuni

/s/ HAL GOLDSTEIN Hal Goldstein	Director	March 15, 2011

/s/ JOHN D. HARKEY, JR. John D. Harkey, Jr.	Director	March 15, 2011

/s/ ARTHUR L. SIMON Arthur L. Simon	Director	March 15, 2011

/s/ JOHN P. STENBIT John P. Stenbit	Director	March 15, 2011

/s/ HARVEY B. REIN Harvey B. Rein	Senior Vice President and CFO (Principal Financial Officer)	March 15, 2011

/s/ JOHN CAPOGROSSI John Capogrossi	Vice President and Controller (Principal Accounting Officer)	March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Loral Space & Communications Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 15, 2011

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$165,801	$168,205
Contracts-in-process	186,896	190,809
Inventories	71,233	83,671
Deferred tax assets	66,220	4,068
Other current assets	28,927	20,275

Total current assets	519,077	467,028
Property, plant and equipment, net	235,905	207,996
Long-term receivables	319,426	248,097
Investments in affiliates	362,556	282,033
Intangible assets, net	11,110	20,300
Long-term deferred tax assets	294,019	8,647
Other assets	12,816	19,351

Total assets	$1,754,909	$1,253,452

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,952	$86,809
Accrued employment costs	52,017	44,341
Customer advances and billings in excess of costs and profits	261,603	291,021
Other current liabilities	30,375	19,147

Total current liabilities	439,947	441,318
Pension and other postretirement liabilities	244,817	226,190
Long-term liabilities	169,196	153,953

Total liabilities	853,960	821,461
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 20,924,874 and 20,390,752 shares issued and outstanding	209	204
Non-voting common stock, $0.1 par value; 20,000,000 shares authorized, 9,505,673 issued and outstanding	95	95
Paid-in capital	1,028,263	1,013,790
Accumulated deficit	(32,374)	(519,220)
Accumulated other comprehensive loss	(95,873)	(62,878)

Total shareholders’ equity attributable to Loral	900,320	431,991
Noncontrolling interest	629	—

Total equity	900,949	431,991

Total liabilities and equity	$1,754,909	$1,253,452

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues	$1,158,985	$993,400	$869,398
Cost of revenues	986,697	880,486	787,758
Selling, general and administrative expenses	84,823	92,703	97,015
Directors’ indemnification expense	6,857	—	—
Gain on recovery from customer bankruptcy	—	—	(9,338)
Impairment of goodwill	—	—	187,940

Operating income (loss)	80,608	20,211	(193,977)
Interest and investment income	13,550	8,307	11,857
Interest expense	(3,143)	(1,422)	(2,268)
Gain on litigation, net	5,000	—	38,823
Impairment of available for sale securities	—	—	(5,823)
Other expense	(2,921)	(121)	(135)

Income (loss) before income taxes and equity in net income (losses) of affiliates	93,094	26,975	(151,523)
Income tax benefit (provision)	308,622	(5,571)	(45,744)

Income (loss) before equity in net income (losses) of affiliates	401,716	21,404	(197,267)
Equity in net income (losses) of affiliates	85,625	210,298	(495,649)

Net income (loss)	487,341	231,702	(692,916)
Net income attributable to noncontrolling interest	(495)	—	—

Net income (loss) attributable to Loral	486,846	231,702	(692,916)
Preferred dividends	—	—	(24,067)

Net income (loss) attributable to Loral common shareholders	$486,846	$231,702	$(716,983)

Net income (loss) per share attributable to Loral common shareholders:
Basic	$16.18	$7.79	$(35.13)

Diluted	$15.63	$7.73	$(35.13)

Weighted average common shares outstanding:
Basic	30,085	29,761	20,407

Diluted	30,887	29,981	20,407

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Series A-1		Series B-1								Accumulated
	Convertible		Convertible		Common Stock						Other
	Preferred Stock		Preferred Stock		Voting		Non-Voting				Comprehensive
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Loss)	Interest	Equity
Balance, January 1, 2008	142	$41,873	901	$265,777	20,293	$203	—	—	$663,127	$(33,939)	$36,517	—	$973,558
Net loss										(692,916)
Other comprehensive loss											(83,247)
Comprehensive loss													(776,163)
Issuance of Series -1 preferred stock as payment for dividend	3	822	78	23,427									24,249
Shares surrendered to fund withholding taxes					(18)				(338)				(338)
Stock based compensation					12				7,621				7,621
Series-1 preferred dividends	—	618	—	4,179									4,797
Cancellation and conversion of Series-1 preferred stock to non-voting common stock	(145)	(43,313)	(979)	(293,383)			9,506	$95	336,601
Preferred stock dividends										(24,067)			(24,067)

Balance, December 31, 2008	—	—	—	—	20,287	203	9,506	95	1,007,011	(750,922)	(46,730)	—	209,657
Net income										231,702
Other comprehensive loss											(16,148)
Comprehensive income													215,554
Exercise of stock options					74	1			1,403				1,404
Shares surrendered to fund withholding taxes					(43)				(1,559)				(1,559)
Stock based compensation					73	0			6,935				6,935

Balance, December 31, 2009	—	—	—	—	20,391	204	9,506	95	1,013,790	(519,220)	(62,878)	—	431,991
Net income										486,846		$495
Other comprehensive loss											(32,995)
Comprehensive income													454,346
Exercise of stock options					547	5			13,990				13,995
Shares surrendered to fund withholding taxes					(13)	—			(2,477)				(2,477)
Tax benefit associated with exercise of stock options									412				412
Stock based compensation									2,548				2,548
Contribution by noncontrolling interest												134	134

Balance, December 31, 2010	—	—	—	—	20,925	$209	9,506	$95	$1,028,263	$(32,374)	$(95,873)	$629	$900,949

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$487,341	$231,702	$(692,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items	(379,507)	(164,785)	762,210
Changes in operating assets and liabilities:
Contracts-in-process	(43,845)	(7,913)	(216,354)
Inventories	14,409	17,482	(12,787)
Long-term receivables	(5,964)	(5,565)	13,947
Other current assets and other assets	(8,527)	2,806	3,393
Accounts payable	9,453	(5,628)	23,681
Accrued expenses and other current liabilities	10,976	(9,611)	(22,455)
Customer advances	(43,229)	80,350	(19,710)
Income taxes payable	4,076	21,426	(55,034)
Pension and other postretirement liabilities	(9,069)	(4,158)	(19,010)
Long-term liabilities	5,835	(1,544)	32,825

Net cash provided by (used in) operating activities	41,949	154,562	(202,210)

Investing activities:
Capital expenditures	(54,057)	(43,557)	(64,559)
Decrease in restricted cash in escrow	—	10	18,637
Investments in and advances to affiliates	—	(5,480)	(1,048)
Other	—	277	(338)

Net cash used in investing activities	(54,057)	(48,750)	(47,308)

Financing activities:
(Repayments) borrowings under SS/L revolving credit facility	—	(55,000)	55,000
Debt issuance costs	(2,226)	—	(2,628)
Proceeds from the exercise of stock options	13,995	1,404	—
Excess tax benefit associated with exercise of stock options	412	—	—
Other	(2,477)	(1,559)	—

Net cash provided by (used in) financing activities	9,704	(55,155)	52,372

(Decrease) increase in cash and cash equivalents	(2,404)	50,657	(197,146)
Cash and cash equivalents — beginning of year	168,205	117,548	314,694

Cash and cash equivalents — end of year	$165,801	$168,205	$117,548

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
Loral has two segments (see Note 15):
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
Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including performance incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the allowances for doubtful accounts and long-term receivables, estimated useful lives of our plant and equipment and finite lived intangible assets, the fair value of indefinite lived intangible assets and goodwill, the fair value of stock based compensation, the realization of deferred tax assets, uncertain tax positions, the fair value of and gains or losses on derivative instruments and our pension liabilities.
Cash and Cash Equivalents, Restricted Cash and Available for Sale Securities
As of December 31, 2010, the Company had $165.8 million of cash and cash equivalents, and $5.6 million of restricted cash ($0.6 million included in other current assets and $5.0 million included in other assets on our consolidated balance sheet). Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase and no redemption limitations. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Investments in publicly traded common stock are classified as available for sale securities. Available for sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income (loss).
Concentration of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process and long-term receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which are highly leveraged, as well as those in the development stage which are partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements and our title interest in satellites under construction provide for management of potential credit risks with regard to our current customer base. However, swings in the global financial markets that include illiquidity, market volatility, changes in interest rates and currency exchange fluctuations can be difficult to predict and negatively affect certain customers’ ability to make payments when due.
Billed Receivables and Long-Term Receivables
Financing receivables consist of billed and unbilled receivables which are included in contracts-in-process and unbilled orbital receivables and notes receivable from Telesat for consulting services which are included in long-term receivables.
We estimate the collectibility of our billed, unbilled and long-term receivables by assessing the current credit worthiness of each customer and related aging of past due balances. A billed receivable is considered past due when it remains unpaid beyond its stated billing terms which can range from 30-60 days. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. An allowance for doubtful accounts is established on a case-by-case basis based on the information available to us and is re-evaluated periodically.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis:

	December 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)			(In thousands)
Assets
Cash equivalents
Money market funds	$162,487	$—	$—	$166,760	$—	$—
Available-for-sale securities
Communications industry	$1,427	$—	$—	$856	$—	$—
Derivatives
Foreign exchange contracts	$—	$4,548	$—	$—	$3,873	$—
Non-qualified pension plan assets	$2,039	$—	$13	$2,791	$—	$81
Liabilities
Derivatives
Foreign exchange contracts	$—	$15,007	$—	$—	$—	$—
The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of December 31, 2010.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow projections. An impairment charge would be recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary. We had no equity-method investments required to be measured at fair value at December 31, 2010.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property, Plant and Equipment
Property, plant and equipment are generally stated at cost less accumulated depreciation and amortization. As of October 1, 2005, we adopted fresh-start accounting and our property, plant and equipment owned as of that date were recorded at their fair values. Depreciation is provided primarily on accelerated methods over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Below are the estimated useful lives of our property, plant and equipment as of December 31, 2010:

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
Intangible Assets
Intangible assets consist primarily of internally developed software and technology and trade names all of which were recorded at fair value in connection with the adoption of fresh-start accounting. The fair values were calculated using several approaches that encompassed the use of excess earnings, relief from royalty and the build-up methods. The excess earnings, relief from royalty and build-up approaches are variations of the income approach. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets.
Valuation of Long-Lived Assets
Long-lived assets of the Company, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount of the asset may not be recoverable. In connection with such review, the Company also re-evaluates the periods of depreciation and amortization for these assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.
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
Revenue Recognition
Revenue from satellite sales under long-term fixed-price contracts is recognized using the cost-to-cost percentage-of-completion method. Revenue includes the basic contract price and estimated amounts for penalties and incentive payments, including award fees and performance incentives, including estimated orbital incentives discounted to their present value at launch date. Costs include the development effort required for the production of high-technology satellites, non-recurring engineering and design efforts in early periods of contract performance, as well as the cost of qualification testing requirements. Contracts are typically subject to termination for convenience or for default. If a contract is terminated for convenience by a customer or due to a customer’s default, we are generally entitled to our costs incurred plus a reasonable profit.

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
Research and Development
Research and development costs, which are expensed as incurred, were $19.9 million, $23.0 million and $34.6 million for 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in our consolidated statements of operations.
Derivative Instruments
Derivative instruments are recorded at fair value. Changes in the fair value of derivatives that have been designated as cash flow hedging instruments are included in the “Unrealized gains on cash flow hedges” as a component of other comprehensive income (loss) in the accompanying consolidated statements of equity to the extent of the effectiveness of such hedging instruments and reclassified to income in the same period or periods in which the hedge transaction impacts income. Any ineffective portion of the change in fair value of the designated hedging instruments is included in the consolidated statements of operations. Changes in fair value of derivatives that are not designated as hedging instruments are included in the consolidated statements of operations (see Note 13).
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
Deferred Compensation
Pursuant to the Plan of Reorganization we entered into deferred compensation arrangements for certain key employees that generally vest over four years and expire after seven years. The initial deferred compensation awards were calculated by multiplying $9.44 by the number of shares of common stock underlying the stock options granted to these key employees (see Note 10). We accreted the liability through charges to expense over the vesting period. The value of the deferred compensation may increase or decrease depending on stock price performance within a defined range, until the occurrence of certain events, including the exercise of the related stock options, and vesting will accelerate if there is a change of control as defined. No deferred compensation was charged or credited to expense in 2010 because the maximum award under the deferred compensation plan was reached in 2009 and maintained throughout 2010. Deferred compensation charged (credited) to expense, net of estimated forfeitures, was $6.6 million and $(4.6) million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2010, long-term liabilities in our consolidated balance sheet included deferred compensation liabilities of $6.4 million.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional Cash Flow Information
The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Non-cash operating items:
Equity in net (income) losses of affiliates	$(85,625)	$(210,298)	$495,649
Deferred taxes	(325,223)	(192)	29,385
Depreciation and amortization	33,732	39,796	36,367
Stock based compensation	2,548	7,514	7,621
Provisions for inventory obsolescence	4,297	1,042	—
Warranty expense (reversals) accruals	(1,437)	(65)	431
Provisions for bad debts on billed receivables	—	2,759	700
Loss on disposition of fixed assets	84	—	63
Impairment of goodwill	—	—	187,940
Impairment of available for sale securities	—	—	5,823
Amortization of prior service credit and actuarial gains	(1,029)	412	(3,200)
Amortization of fair value adjustments related to orbital incentives	(1,639)	(664)	(3,088)
Gain on disposition of available for sale securities	—	—	(162)
Unrealized (gain) loss on nonqualified pension plan assets	(295)	(831)	1,391
Non-cash net interest	(1,230)	(1,582)	(149)
(Gain) loss on foreign currency transactions and contracts	(3,690)	(2,676)	3,439

Net non-cash operating items	$(379,507)	$(164,785)	$762,210

Non-cash investing activities:
Available for sale securities received in connection with the sale of Globalstar do Brazil	$—	$—	$6,000

Capital expenditures incurred not yet paid	$2,782	$3,091	$1,706

Investment in affiliate not yet paid	$—	$—	$1,048

Non-cash financing activities:
Issuance of restricted stock	$—	$1,591	$—

Contributions by noncontrolling interest	$134	$—	$—

Issuance of Loral Series-1 Preferred Stock as payment for dividend	$—	$—	$24,248

Accrued dividends on Loral Series-1 Preferred Stock	$—	$—	$4,797

Issuance of non-voting common stock and cancellation of Loral Series-1 Preferred Stock	$—	$—	$336,696

Supplemental information:
Interest paid	$1,991	$2,164	$2,380

Tax payments (refunds)	$573	$(17,972)	$29,835

Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, that amends Accounting Standards Codification (“ASC”) Topic 810, Consolidations (“ASC 810”). The amendments to ASC Topic 810 are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) that was issued in June 2009. ASU No. 2009-17 modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE was adopted by the Company on January 1, 2010 and did not have a material impact on our consolidated financial statements.

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
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC Topic 310, Receivables (“ASC 310”) by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables, including trade receivables, and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The Company has included the required disclosures in its financial statements.
3. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

					Proportionate
					Share of Telesat	Accumulated
	Foreign Currency		Unrealized Gains		Other	Other
	Translation		(Losses) on	Postretirement	Comprehensive	Comprehensive
	Adjustments	Derivatives	Investments	Benefits	Loss	Income (Loss)
Balance at January 01, 2008	$498	$—	$442	$35,577	$—	$36,517
Period Change	(498)	18,182	(325)	(100,606)	—	(83,247)

Balance at December 31, 2008	—	18,182	117	(65,029)	—	(46,730)
Period Change	—	(11,900)	658	233	(5,139)	(16,148)

Balance at December 31, 2009	—	6,282	775	(64,796)	(5,139)	(62,878)
Period Change	—	(13,035)	340	(17,251)	(3,049)	(32,995)

Balance at December 31, 2010	$—	$(6,753)	$1,115	$(82,047)	$(8,188)	$(95,873)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The activity in other comprehensive loss and related income tax effects were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Foreign currency translation adjustments:
Cumulative translation	$—	$—	$(498)

Derivatives:
Unrealized (loss) gain on foreign currency hedges, net of tax benefit of $6,368 and $1,132 in 2010 and 2008, respectively	(9,422)	(94)	20,965
Less: reclassification adjustment for gains included in net income, net of tax benefit of $2,441 in 2010 and tax provision of $1,132 in 2008	(3,613)	(11,806)	(2,783)

Unrealized gain (loss) on derivatives, net	(13,035)	(11,900)	18,182

Unrealized gain on investments:
Unrealized gain (loss) on available-for-sale securities, net of tax provision of $230 in 2010 and tax benefit of $2,339 in 2008	340	658	(3,685)
Less: reclassification adjustment for losses included in net income, net of tax provision of $2,338 in 2008	—	—	3,360

Unrealized gain (loss) on investments, net	340	658	(325)

Postretirement benefits:
Net actuarial losses and prior service credits, net of tax benefit of $11,254 in 2010 and tax provision of $37 for 2008	(16,637)	(179)	(97,360)
Amortization of actuarial gains and prior service credits, net of tax benefit of $415 in 2010	(614)	412	(3,246)

Postretirement benefits	(17,251)	233	(100,606)

Proportionate share of Telesat other comprehensive income:
Proportionate share of Telesat Holdco other comprehensive income, net of tax benefit of $2,052 in 2010	(3,049)	(5,139)	(4,065)

Less: reclassification of our proportionate share of Telesat Holdco other comprehensive income	—	—	4,065

Proportionate share of Telesat Holdco other comprehensive income, net	(3,049)	(5,139)	—

Other comprehensive loss	$(32,995)	$(16,148)	$(83,247)

4. Contracts-in-Process, Long-Term Receivables and Inventories
Contracts-in-Process
Contracts-in-Process consists of (in thousands):

	December 31,
	2010	2009
U.S. government contracts:
Amounts billed	$265	$520
Unbilled receivables	1,634	1,566

	1,899	2,086

Commercial contracts:
Amounts billed	125,328	123,514
Unbilled receivables	59,669	65,209

	184,997	188,723

	$186,896	$190,809

As of December 31, 2010 and 2009, billed receivables were reduced by an allowance for doubtful accounts of $0.2 million and $3.7 million, respectively.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-Term Receivables
Billed receivables relating to long-term contracts are expected to be collected within one year. We classify deferred billings and the orbital receivable component of unbilled receivables expected to be collected beyond one year as long-term. Fresh-start fair value adjustments relating to long-term receivables are amortized using the effective interest method over the life of the related orbital stream.
Receivable balances related to satellite orbital incentive payments, deferred billings and the Telesat consulting services fee (see Note 16) as of December 31, 2010 are scheduled to be received as follows (in thousands):

Long-Term
Receivables
2011	$13,435
2012	31,980
2013	17,335
2014	17,429
2015	17,652
Thereafter	235,030

332,861
Less, current portion included in contracts-in-process	(13,435)

Long-term receivables	$319,426

Financing Receivables
The following summarizes the age of financing receivables that have a contractual maturity of over one year as of December 31, 2010 (in thousands):

				Financing
				Receivables			More
				Subject To		90 Days or	Than 90
	Total	Unlaunched	Launched	Aging	Current	Less	Days
Satellite Manufacturing:
Orbitals Receivables
Long term orbitals	$298,977	$133,688	$165,289	$165,289	$165,289	$—	$—
Short term unbilled	11,009	—	11,009	11,009	11,009	—	—
Short term billed	2,426	—	2,426	2,426	659	—	1,767

	312,412	133,688	178,724	178,724	176,957	—	1,767
Deferred Receivables	2,893	—	—	2,893	2,893	—	—

Consulting Services:
Telesat receivables	17,556	—	—	17,556	17,556	—	—

	332,861	133,688	178,724	199,173	197,406	—	1,767
Contracts-in-Process:
Unbilled receivables	50,294	50,294	—	—	—	—	—

Total	$383,155	$183,982	$178,724	$199,173	$197,406	$—	$1,767

Billed receivables of $123.2 million (not including billed orbital receivables of $2.4 million) have been excluded from the table above as they have contractual maturities of less than one year.
Long term unbilled receivables include $133.7 million of satellite orbital incentives related to satellites under construction. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the applicable satellite is launched. Contracts-in-process include $50.3 million of unbilled receivables that represent accumulated incurred costs and earned profits net of losses on contracts in process that have been recorded as sales but have not yet been billed to customers. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the contractual obligation to bill the customer is fulfilled.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We assign internal credit ratings for all our customers with financing receivables. The credit worthiness of each customer is based upon public information and/or information obtained directly from our customers. We utilize credit ratings where available from the major credit rating agencies in our analysis. We have therefore assigned our rating categories to be comparable to those used by the major credit rating agencies. Credit risk profile by internally assigned ratings, consisted of the following at December 31, 2010:

Financing
Rating Categories	Receivables
A/BBB	$37,303
BB/B	226,254
B/CCC	80,222
Other	39,376

Total financing receivables	$383,155

Inventories
Inventories are comprised of the following (in thousands):

	December 31,	December 31,
	2010	2009

Inventories-gross	$104,029	$119,528
Impaired inventory	(31,370)	(28,297)

	72,659	91,231
Inventories included in other assets	(1,426)	(7,560)

	$71,233	$83,671

The Company recorded inventory obsolescence charges of $4.3 million, $1.0 million and nil for the years ended December 31, 2010, 2009 and 2008, respectively. The charge recorded in 2010 related primarily to long-term inventories.
5. Property, Plant and Equipment
Property, plant and equipment consists of (in thousands):

	December 31,
	2010	2009
Land and land improvements	$27,036	$26,852
Buildings	68,899	68,698
Leasehold improvements	14,007	11,133
Equipment, furniture and fixtures	185,801	156,669
Satellite capacity under construction (see Note 16)	40,495	27,412
Other construction in progress	20,187	17,243

	356,425	308,007
Accumulated depreciation and amortization	(120,520)	(100,011)

	$235,905	$207,996

Depreciation and amortization expense for property, plant and equipment was $25.8 million, $25.2 million and $23.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Investments in Affiliates
Investments in affiliates consist of (in thousands):

	December 31,
	2010	2009
Telesat Holdings Inc.	$295,797	$208,101
XTAR, LLC	65,293	72,284
Other	1,466	1,648

	$362,556	$282,033

Equity in net income (losses) of affiliates consists of (in thousands):

	Year Ended December 31,
	2010	2009	2008
Telesat Holdings Inc.	$92,798	$213,241	$(479,579)
XTAR, LLC	(6,991)	(2,743)	(16,070)
Other	(182)	(200)	—

	$85,625	$210,298	$(495,649)

The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues	$137,244	$92,144	$83,974
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(14,734)	(10,071)	(4,969)
Profits relating to affiliate transactions not eliminated	8,294	5,671	2,808
Telesat
We hold equity interests in Telesat Holdco representing 64% of the economic interests and 33 1/3% of the voting interests. Our Canadian partner, Public Sector Pension Investment Board (“PSP”), holds 36% of the economic interests and 66 2/3% of the voting interests in Telesat Holdco (except with respect to the election of directors as to which it holds a 30% voting interest).
The following table presents summary financial data for Telesat in accordance with U.S. GAAP, as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Statement of Operations Data:
Revenues	$797,283	$691,566	$685,187
Operating expenses	(190,632)	(203,417)	(258,010)
Gain on disposition of long-lived assets	3,714	29,311	—
Impairment of long-lived and intangible assets	—	—	(454,896)
Depreciation, amortization and stock-based compensation	(249,318)	(230,176)	(225,949)
Operating income (loss)	361,047	287,284	(253,668)
Interest expense	(234,556)	(227,986)	(231,062)
Foreign exchange gains (losses)	159,191	439,160	(654,200)
(Losses) gains on financial instruments	(76,937)	(148,954)	254,700
Other income (expense)	619	(764)	(3,602)
Income tax (expense) benefit	(41,177)	(2,185)	139,872
Net income (loss)	168,187	346,555	(747,960)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009
Balance Sheet Data:
Current assets	$291,367	$238,698
Total assets	5,309,441	4,994,684
Current liabilities	294,485	195,890
Long-term debt, including current portion	2,928,916	2,953,281
Total liabilities	4,145,336	4,041,932
Redeemable preferred stock	141,718	134,291
Shareholders’ equity	1,022,387	818,461
Gain on disposition of long-lived assets in 2009 results from the transfer of Telesat’s leasehold interests in the Telstar 10 satellite and related contracts to APT Satellite for a total consideration of approximately $69 million. Impairment of long-lived and intangible assets consists primarily of an impairment charge in 2008 to reduce certain orbital slot assets to fair value.
We use the equity method of accounting for our majority economic interest in Telesat because we own 33 1/3% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights. The ability of Telesat to pay dividends and consulting fees in cash to Loral is governed by applicable covenants relating to Telesat’s debt and shareholder agreements. Telesat is permitted to pay cash dividends of $75 million plus 50% of cumulative consolidated net income to its shareholders and consulting fees to Loral only when Telesat’s ratio of consolidated total debt to consolidated EBITDA is less than 5.0 to 1.0. Through December 31, 2010, Loral has received no cash payments from Telesat for dividends or consulting fees.
The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution, to Telesat in 2007 was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of fair value adjustments applicable to the Loral Skynet assets and liabilities has been proportionately eliminated in determining our share of the income or losses of Telesat. Our equity in the net income or loss of Telesat also reflects the elimination of our profit, to the extent of our economic interest, on satellites we are constructing for them.
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
In January 2005, Hisdesat provided XTAR with a convertible loan in the principal amount of $10.8 million due February 2011, for which Hisdesat received enhanced governance rights in XTAR. At December 31, 2010, the accrued interest on the convertible loan was $6.5 million. Effective February 2011, the due date of this loan was extended to June 2011. If Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%. In March 2011, Loral and Hisdesat agreed that each shareholder intends to make a capital contribution to XTAR in proportion to its equity interest in XTAR, which will use the proceeds to repay the convertible loan and related accrued interest to Hisdesat.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders was $24 million in 2010, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Interest on XTAR’s outstanding lease obligations to Hisdesat is paid through the issuance of a class of non-voting membership interests in XTAR, which enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through December 31, 2010 were $9.2 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 16). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s shareholder agreements.
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
The following table presents summary financial data for XTAR as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Statement of Operations Data:
Revenues	$37,907	$32,038	$20,405
Operating expenses	(35,724)	(34,594)	(34,500)
Depreciation and amortization	(9,618)	(9,618)	(9,650)
Operating loss	(7,435)	(12,174)	(23,751)
Gain on settlement of Arianespace incentive cap	—	11,668	—
Net loss	(12,435)	(4,849)	(28,597)

	December 31,
	2010	2009
Balance Sheet Data:
Current assets	$9,290	$10,372
Total assets	96,383	107,084
Current liabilities	61,839	45,672
Total liabilities	69,616	67,882
Members’ equity	26,767	39,202

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other
As of December 31, 2010, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.
As of December 31, 2010, we owned 984,173 shares of Globalstar Inc. common stock, which are accounted for as available-for-sale securities, with a fair value of $1.4 million. During 2008, management determined that there had been an other-than-temporary impairment in the fair value of the Globalstar Inc. stock obtained in the sale of Globalstar do Brasil S.A. Accordingly, impairment charges of $5.8 million were included in our consolidated statements of operations for the year ended December 31, 2008.
7. Goodwill and Intangible Assets
Goodwill
Goodwill represented the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities, as of October 1, 2005, the date we adopted fresh-start accounting. Our 2008 goodwill impairment test resulted in the recording of an impairment charge for the entire goodwill balance attributable to SS/L of $187.9 million as a result of the decline of Loral’s stock price and the decline in comparable company values. The Company’s estimate of the fair value of SS/L employed both a comparable public company analysis, which considered the valuation multiples of companies deemed comparable, in whole or in part, to the Company and a discounted cash flow analysis that calculated a present value of the projected future cash flows of SS/L. The Company considered both quantitative and qualitative factors in assessing the reasonableness of the underlying assumptions used in the valuation process. Testing goodwill for impairment requires significant subjective judgments by management.
Intangible Assets
Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of (in thousands):

	Weighted Average
	Remaining
	Amortization	December 31, 2010		December 31, 2009
	Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Internally developed software and technology	2	$59,027	$(54,702)	$59,027	$(45,972)
Trade names	15	9,200	(2,415)	9,200	(1,955)

Total		$68,227	$(57,117)	$68,227	$(47,927)

Total amortization expense for intangible assets was $9.2 million, $11.3 million and $11.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Annual amortization expense for intangible assets for the five years ended December 31, 2015 is estimated to be as follows (in thousands):

2011	$2,931
2012	2,314
2013	460
2014	460
2015	460

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following summarizes fair value adjustments made in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities (in thousands):

	December 31,
	2010	2009
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	19,299	16,446

	$(17,597)	$(20,450)

Net amortization of these fair value adjustments was a credit to expense of $2.9 million in 2010, a charge to expense of $2.6 million in 2009 and a credit to expense of $1.8 million in 2008.
8. Debt Obligations
SS/L Credit Agreement
On December 20, 2010, SS/L entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions. The Credit Agreement provides for a $150 million senior secured revolving credit facility (the “Revolving Facility”). The Revolving Facility includes a $50 million letter of credit sublimit and a $10 million swingline commitment. The Credit Agreement matures on January 24, 2014 (the “Maturity Date”). The prior $100 million credit agreement was entered into on October 16, 2008 and had a maturity date of October 16, 2011.
The following summarizes information related to the Credit Agreement and prior credit agreement (in thousands, except percentages):

	December 31,
	2010	2009
Letters of credit outstanding	$4,911	$4,921
Borrowings	—	—
Interest rate on revolver borrowings	—	—

	Year Ended December 31,
	2010	2009
Interest expense (including commitment and letter of credit fees)	$818	$1,168
Amortization of issuance costs	1,570	878
The Credit Agreement contains customary conditions precedent to each borrowing, including absence of defaults and accuracy of representations and warranties. The Revolving Facility is available to finance the working capital needs and general corporate purposes of SS/L.
The obligations under the Credit Agreement are secured by (i) a first mortgage on substantially all real property owned by SS/L and (ii) a first priority security interest in substantially all tangible and intangible assets of SS/L and certain of its subsidiaries. There is no Loral guarantee of the facility.
SS/L may elect to borrow under the Revolving Facility on either a daily basis or for periods ending in one, two, three or six months. Daily borrowings bear interest at an annual rate equal to 2.75% plus the greater of (1) the Prime Rate then in effect, (2) the Federal Funds Rate then in effect plus 0.5% and (3) the one month Eurodollar Rate then in effect plus 1.0%. Borrowings for periods ending in one, two, three or six months will bear interest at an annual rate equal to 3.75% plus the appropriate Eurodollar Rate. Interest on a daily loan is paid quarterly and interest on a Eurodollar loan is paid either on the last day of the interest period or quarterly, whichever is shorter. In addition, the Credit Agreement requires the Company to pay certain customary fees, costs and expenses of the lenders.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Credit Agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, restricted payments including dividends, asset sales, mergers and consolidations, liens, changes to the line of business and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Agreement are:
•
SS/L must not permit its consolidated leverage ratio as of (i) the last day of any period of four consecutive fiscal quarters or (ii) the date of incurrence of certain indebtedness to exceed 3.00 to 1.00.

•
SS/L must maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 (or 3.00 to 1.00 if SS/L elects to provide a dividend to its shareholders of preferred stock which entitles holders thereof to receive cash distributions based on orbital incentives received by SS/L) as of the last day of any fiscal quarter for the period of four consecutive fiscal quarters ending on such day.

The Credit Agreement restricts the payments SS/L may make to Loral. SS/L is permitted to make payments to Loral to fund tax liabilities and to make annual payments to Loral of up to $1.5 million as a management fee and up to $15 million for corporate overhead, subject to restrictions. Additionally, SS/L is permitted to make dividend payments related to its cumulative consolidated net income beginning October 1, 2010, subject to restrictions. Notwithstanding the dividend related to the cumulative consolidated net income amount, though offsetting the amount available for such dividends, SS/L is permitted to pay dividends of up to $20 million in the aggregate in any fiscal year and $60 million during the term of the Credit Agreement. The Credit Agreement also provides that SS/L may make a one-time payment to Loral on or before January 14, 2011 of up to $66 million. In January 2011, SS/L made a one-time dividend payment of $50 million to Loral.
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
Debt issuance costs for the Credit Agreement of approximately $2.2 million are being amortized on a straight line basis over the life of the Revolving Facility.
9. Income Taxes
The benefit (provision) for income taxes on the income (loss) before income taxes and equity in net income (losses) of affiliates consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
U.S. Federal	$(4,575)	$(2,597)	$21,213
State and local	(12,026)	(3,166)	(37,572)

Total current	(16,601)	(5,763)	(16,359)

Deferred:
U.S. Federal	277,916	669	(29,574)
State and local	47,307	(477)	189

Total deferred	325,223	192	(29,385)

Total income tax benefit (provision)	$308,622	$(5,571)	$(45,744)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our current tax benefit (provision) includes an (increase) to our liability for UTPs for (in thousands):

	Year Ended December 31,
	2010	2009	2008
Decrease (increase) to unrecognized tax benefits	$(5,517)	$2,817	$(25,962)
Interest expense	(5,391)	(4,426)	(6,169)
Penalties	(633)	(701)	(9,427)

Total	$(11,541)	$(2,310)	$(41,558)

For 2010, the deferred income tax benefit of $325.2 million related primarily to (i) a benefit of $335.3 million from the reversal of a significant portion of our valuation allowance during the fourth quarter after having determined that based on all available evidence, it is more likely then not that we will realize the benefit from a significant portion of our deferred tax assets in the future offset by (ii) a provision of $10.1 million for the decrease to our deferred tax asset for federal AMT credits.
For 2009, the deferred income benefit of $0.2 million is detailed above.
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
The benefit for income taxes presented above excludes the following items for 2010: (i) a deferred tax benefit of $22.3 million related to the current year adjustments in other comprehensive income (loss) (see Note 3) and (ii) a current state tax benefit of $0.4 million related to the excess tax benefits from stock option exercises recorded to paid-in-capital. The Company uses the with-and-without approach of determining when excess tax benefits from equity compensation have been realized. There were no items excluded for 2009 and 2008.
The benefit (provision) for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate on income (loss) before income taxes and equity in net income (losses) of affiliates because of the effect of the following items (in thousands):

	Year Ended December 31,
	2010	2009	2008
Tax benefit (provision) at U.S. Statutory Rate of 35%	$(32,583)	$(9,441)	$53,033
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	(31,898)	(16,703)	(1,496)
Equity in net income (losses) of affiliates	(29,969)	(73,604)	173,477
Impairment of goodwill	—	—	(65,779)
Losses in litigation	(583)	(526)	(6,815)
Provision for unrecognized tax benefits	2,542	(1,356)	5,811
Nondeductible expenses	(987)	(2,076)	(1,501)
Change in valuation allowance	402,809	96,617	(202,510)
Other, net	(709)	1,518	36

Total income tax benefit (provision)	$308,622	$(5,571)	$(45,744)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance at January 1	$120,124	$108,592	$59,903
Increases related to prior year tax positions	339	8,855	5,312
Decreases related to prior year tax positions	(1,933)	(1,969)	(1,225)
Decrease as a result of statute expirations	(1,886)	(3,178)	(1,832)
Decrease as a result of tax settlements	(5,207)	(4,887)	—
Increases related to current year tax positions	20,774	12,711	46,434

Balance at December 31	$132,211	$120,124	$108,592

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2006. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our state income tax returns filed for 2005 and 2006 and federal and state income tax returns filed for 2007 and we anticipate settling certain tax positions, potentially resulting in a $2.9 million reduction to our unrecognized tax benefits.
Our liability for UTPs increased from $111.3 million at December 31, 2009 to $122.8 million at December 31, 2010 and is included in long-term liabilities in the consolidated balance sheets. At December 31, 2010, we have accrued $24.2 million and $22.8 million for the payment of tax-related interest and penalties, respectively. If our positions are sustained by the taxing authorities, approximately $106.5 million of the tax benefits will reduce the Company’s income tax provision. Other than as described above, there were no significant changes to our unrecognized tax benefits during the twelve months ended December 31, 2010, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.
In connection with the Telesat transaction, Loral provided a contractual indemnification to Telesat for Loral Skynet tax liabilities, offset by tax deposits, relating to periods preceding 2007. The unrecognized tax benefits related to the Loral Skynet subsidiaries were transferred to Telesat subject to the contractual tax indemnification provided by Loral. Loral’s net indemnified liability at December 31, 2010 is not material. (see Note 16)
At December 31, 2010, we had federal NOL carryforwards of $416.6 million, state NOL carryforwards, primarily California of $302.7 million, and federal research credits of $6.7 million which expire from 2011 to 2029, as well as federal and state AMT credit carryforwards of approximately $13.8 million that may be carried forward indefinitely.
The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code. Accordingly, use of our tax attributes, such as NOLs and tax credits generated prior to the ownership change, are subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. Our annual limitation was increased significantly each year through 2010, the last year allowed for the recognition of additional benefits from our “net unrealized built-in gains,” (i.e., the excess of fair market value over tax basis for our assets) as of the Effective Date.
We assess the recoverability of our NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We continue to maintain our valuation allowance until sufficient positive evidence exists to support full or partial reversal. During the fourth quarter of 2010, we determined, based on available evidence, that it was more likely than not that we would realize the benefit from a significant portion of the deferred tax assets in the future and no longer required a full valuation allowance. We based this conclusion on cumulative profits generated in recent periods, as well as our current expectation that future operations will generate sufficient taxable income to realize the tax benefit from certain deferred tax assets. Accordingly, we reversed $335.3 million of the valuation allowance as a deferred income tax benefit. Also, during 2010, our valuation allowance was reduced by $67.5 million recorded as a benefit to continuing operations.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2009, our valuation allowance decreased by $73.7 million. The net change consisted primarily of (i) a decrease of $96.6 million recorded as a benefit to continuing operations, (ii) an increase of $7.0 million charged to accumulated other comprehensive income (loss) and (iii) an increase of $15.9 million offset by a corresponding increase to the deferred tax asset.
During 2008, our valuation allowance increased by $246.5 million. The net change consisted primarily of (i) an increase of $202.5 million charged to continuing operations, (ii) a decrease of $38.6 million relating to the reversal of an excess valuation allowance recorded as a reduction to goodwill, (iii) an increase of $35.6 million charged to accumulated other comprehensive income (loss) and (iv) an increase of $47.0 million offset by a corresponding increase to the deferred tax asset.
The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Postretirement benefits other than pensions	$25,504	$28,912
Inventoried costs	24,666	17,932
Net operating loss and tax credit carryforwards	151,497	180,874
Compensation and benefits	26,996	29,339
Deferred research & development costs	6,575	10,646
Income recognition on long-term contracts	24,686	21,475
Investments in and advances to affiliates	34,227	67,883
Other, net	5,468	5,378
Federal benefit of uncertain tax positions	29,249	22,488
Pension costs	70,268	67,421

Total deferred tax assets before valuation allowance	399,136	452,348
Less valuation allowance	(11,228)	(414,038)

Net deferred tax assets	387,908	38,310

Deferred tax liabilities:
Property, plant and equipment	(23,189)	(16,819)
Intangible assets	(4,480)	(8,776)

Total deferred tax liabilities	(27,669)	(25,595)

Net deferred tax assets	$360,239	$12,715

Classification on consolidated balance sheet:
Current deferred tax assets	$66,220	$4,068
Long-term deferred tax assets	294,019	8,647

Total deferred tax assets	$360,239	$12,715

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
As a result of the cancellation of the Loral Series-1 Preferred Stock and the issuance of the Non-Voting Common Stock on December 23, 2008, equity in our consolidated balance sheet has been adjusted to include the Non-Voting Common Stock at its fair value on December 23, 2008 and remove the Loral Series-1 Preferred Stock (defined below) balances. Fair value was determined based on the closing market price per share of Loral common stock on December 23, 2008. The difference between the fair value of the 9,505,673 shares of Non-Voting Common Stock and the carrying value of the Loral Series-1 Preferred Stock, including accrued dividends thereon, has been reflected as an increase to paid-in capital.
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
Stock Plans
The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of Voting Common Stock reserved and available for issuance under the Stock Incentive Plan is 2,972,452 shares of which 682,663 were available for future grant at December 31, 2010. This number of shares of Voting Common Stock available for issuance would be reduced if SS/L phantom stock appreciation rights are settled in Voting Common Stock. In addition, shares of common stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan. Options issued under the Stock Incentive Plan generally have an exercise price equal to the fair market value of our stock, as defined, vest over a four year period and have a five to seven year life. The Awards provide for accelerated vesting if there is a change in control, as defined in the Stock Incentive Plan.
In June 2009, Michael B. Targoff, Chief Executive Officer of Loral, was awarded an option to purchase 125,000 shares of Voting Common Stock with an exercise price of $35 per share (the “June 2009 CEO Grant”). The option was vested with respect to 25% of the underlying shares upon grant, with the remainder of the option subject to vesting as to 25% of the underlying shares on each of the first three anniversaries of the grant date. The option expires on June 30, 2014.
The fair value of the June 2009 CEO Grant was estimated using the Hull-White I barrier lattice model based on the assumptions below. There were no stock options granted in 2010.

Year Ended
December 31,
2009
Risk — free interest rate	2.72%
Expected life (years)	4.67
Estimated volatility	64.77%
Expected dividends	None
Weighted average grant date fair value	$11.39
A summary of the Company’s stock option activity for the year ended December 31, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at January 1, 2010	1,786,077	$28.20	2.3 years	$6,523

Granted	—	$—
Exercised	(643,662)	$27.73
Forfeited	(7,500)	$28.44

Outstanding at December 31, 2010	1,134,915	$28.46	1.3 years	$54,524

Vested and expected to vest at December 31, 2010	1,134,915	$28.46	1.3 years	$54,524

Exercisable at December 31, 2010	1,072,415	$28.08	1.2 years	$51,930

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the Company’s non-vested restricted stock activity for the year ended December 31, 2010 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2010	45,526	$39.91
Granted	—	$—
Vested	(39,526)	$40.87
Forfeited	—	$—

Non-vested restricted stock at December 31, 2010	6,000	$33.58

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
Mr. Targoff was awarded 85,000 RSUs (the “Initial Grant”) on March 5, 2009 (the “Grant Date”). In addition, the Company agreed to issue Mr. Targoff 50,000 RSUs on the first anniversary of the Grant Date and 40,000 RSUs on the second anniversary of the Grant Date (the “Subsequent Grants”). Vesting of the Initial Grant requires the satisfaction of two conditions: a time-based vesting condition and a stock price vesting condition. Vesting of the Subsequent Grants is subject only to the stock-price vesting condition. The time-based vesting condition for the Initial Grant was satisfied upon Mr. Targoff’s continued employment through March 5, 2010, the first anniversary of the Grant Date. The stock price vesting condition, which applies to both the Initial Grant and the Subsequent Grants, has been satisfied. Both the Initial Grant and the Subsequent Grants will be settled on March 31, 2013 or earlier under certain circumstances.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the Company’s non-vested RSU activity for the year ended December 31, 2010 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested RSUs at January 1, 2010	223,250	$11.03
Granted	15,000	$38.34
Vested	(167,439)	$10.42
Forfeited	—	$—

Non-vested RSUs at December 31, 2010	70,811	$18.25

In April 2009, other SS/L employees were granted 66,259 shares of Loral Voting Common Stock, which were fully vested as of the grant date. The grant date fair value of the award is based on Loral’s average stock price of $24.01 at the date of grant.
In June 2009, the Company introduced a performance based long-term incentive compensation program consisting of SS/L phantom stock appreciation rights (“SS/L Phantom SARs”). Because SS/L common stock is not freely tradable on the open market and thus does not have a readily ascertainable market value, SS/L equity value under the program is derived from an Adjusted EBITDA-based formula. Each SS/L Phantom SAR provides the recipient with the right to receive an amount equal to the increase in SS/L’s notional stock price over the base price multiplied by the number of SS/L Phantom SARs vested on the applicable vesting date, subject to adjustment. SS/L Phantom SARs are settled and the SAR value (if any) is paid out on each vesting date. SS/L Phantom SARs may be settled in Loral common stock (based on the fair value of Loral common stock on the date of settlement) or cash at the option of the Company. SS/L Phantom SARs expire on June 30, 2016.
A summary of SS/L Phantom SARs granted along with their vesting schedule is presented below. The fair value of the SS/L Phantom SARs in included as a liability in our consolidated balance sheet.

		Vesting Date – March 18,
Grant Date	SARs granted	2010	2011	2012	2013	2014
June-2009	225,000	50%	25%	25%	—	—
Oct-2009	217,500	50%	25%	25%	—	—
Oct-2009	65,000	25%	25%	25%	25%	—
Dec-2009	32,500	50%	25%	25%	—	—
May-2010	175,000	—	25%	25%	25%	25%
A summary of the Company’s non-vested SS/L Phantom SAR activity for the year ended December 31, 2010 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested SS/L Phantom SARs at January 1, 2010	540,000	$6.53
Granted	175,000	2.73
Vested	(253,750)	6.39
Forfeited	—	—

Non-vested SS/L Phantom SARs at December 31, 2010	461,250	$5.17

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During fiscal years 2010, 2009 and 2008, the following activity occurred under the Stock Incentive Plan (in thousands):

	Year Ended December 31,
	2010	2009	2008
Total intrinsic value of options exercised	$16,889	$1,578	$—
Total fair value of restricted stock vested	$1,493	$1,395	$1,131
Total fair value of stock awards vested	$—	$1,591	$—
Total fair value of restricted stock units vested	$12,687	$—	$—
We recorded total stock compensation expense of $10.0 million (of which $7.5 million was or is expected to be paid in cash), $9.6 million (of which $2.1 million was paid in cash) and $7.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, total unrecognized compensation costs related to non-vested awards were $6.0 million and are expected to be recognized over a weighted average remaining period of 1.5 years.
11. Earnings (Loss) Per Share
Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat. The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share.

Year Ended
December 31,
2010
Net income attributable to Loral common shareholders — basic	$486,846
Less: Adjustment for dilutive effect of Telesat stock options	(4,177)

Net income attributable to Loral common shareholders — diluted	$482,669

Telesat stock options were excluded from the calculations of 2009 and 2008 diluted earnings (loss) per share because they did not have a significant dilutive effect in 2009 and were antidilutive in 2008.
Basic earnings (loss) per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings (loss) per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Common shares outstanding for diluted earnings (loss) per share:
Weighted average common shares outstanding	30,085	29,761	20,407
Stock options	495	48	—
Unvested restricted stock units	206	115	—
Unvested restricted stock	8	4	—
Unvested SS/L Phantom SARS	93	53	—

Common shares outstanding for diluted earnings (loss) per share	30,887	29,981	20,407

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2009, the effect of certain stock options outstanding, which would be calculated using the treasury stock method and certain non-vested restricted stock and non-vested RSUs were excluded from the calculation of diluted earnings per share, as the effect would have been antidilutive. For the year ended December 31, 2008 all stock options outstanding and non-vested restricted stock were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive. The following summarizes stock options outstanding, non-vested restricted stock and non-vested restricted stock units excluded from the calculation of diluted earnings (loss) per share:

	Year Ended December 31,
	2009	2008
	(In thousands)
Stock options outstanding	125	2,034

Unvested restricted stock units	8	—

Unvested restricted stock	30	96

12. Pensions and Other Employee Benefits
Pensions
We maintain qualified pension and supplemental retirement plans. These plans are defined benefit pension plans, and members may contribute to the pension plan in order to receive enhanced benefits. Employees hired after June 30, 2006 do not participate in the defined benefit pension plans, but participate in our defined contribution savings plan with an additional Company contribution. Benefits are based primarily on members’ compensation and/or years of service. Our funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plans on a discretionary basis. Plan assets are generally invested in equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into funds as we direct.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Funded Status
The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2010 and 2009, and a statement of the funded status as of December 31, 2010 and 2009, respectively. We use a December 31 measurement date for the pension plans and other post retirement benefit plans.

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Reconciliation of benefit obligation
Obligation at beginning of period	$420,076	$380,919	$67,392	$66,587
Service cost	10,677	9,436	672	863
Interest cost	24,673	24,447	3,411	3,965
Participant contributions	1,507	1,455	1,968	1,863
Plan amendment	—	—	(1,386)	—
Actuarial loss (gain)	41,826	27,366	(5,085)	(1,764)
Benefit payments	(22,728)	(23,547)	(4,132)	(4,122)

Obligation at December 31,	476,031	420,076	62,840	67,392

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	256,166	211,982	507	742
Actual return on plan assets	28,133	42,643	2	5
Employer contributions	24,932	22,526	1,924	2,019
Participant contributions	1,507	1,455	1,968	1,863
Benefit payments	(21,702)	(22,440)	(4,132)	(4,122)

Fair value of plan assets at December 31,	289,036	256,166	269	507

Funded status at end of period	$(186,995)	$(163,910)	$(62,571)	$(66,885)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $249.6 million at December 31, 2010 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 5.5% and 6.0% at December 31, 2010 and 2009, respectively. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $31.6 million and $26.6 million as of December 31, 2010 and 2009, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.
The pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2010	2009	2010	2009
Actuarial (loss) gain	$(108,826)	$(78,028)	$12,402	$8,464
Amendments-prior service credit	22,673	25,392	3,144	2,485

	$(86,153)	$(52,636)	$15,546	$10,949

The amounts recognized in other comprehensive income (loss) during the year ended December 31, 2010 consist of (in thousands):

	Pension Benefits	Other Benefits
Actuarial (loss) gain during the period	$(34,334)	$5,056
Prior service credit during the period	—	1,387
Amortization of actuarial loss (gain)	3,536	(1,118)
Amortization of prior service credit	(2,719)	(728)

Total recognized in other comprehensive loss	$(33,517)	$4,597

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2010	2009	2010	2009
Current Liabilities	$1,223	$1,236	$3,526	$3,369
Long-Term Liabilities	185,772	162,674	59,045	63,516

	$186,995	$163,910	$62,571	$66,885

The estimated actuarial loss and prior service credit for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $5.5 million and $2.7 million, respectively. The estimated actuarial gain and prior service credit for other benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $0.7 million and $0.7 million, respectively.
The accumulated pension benefit obligation was $464.2 million and $412.1 million at December 31, 2010 and 2009, respectively.
During 2010, we contributed $24.9 million to the qualified pension plan and $2.0 million for other employee post-retirement benefit plans. In addition, we made benefit payments relating to the supplemental retirement plan of $1.0 million. During 2011, based on current estimates, we expect to contribute approximately $34 million to the qualified pension plan and expect to fund approximately $5 million for other employee post-retirement benefit plans.
The following table provides the components of net periodic cost for the plans for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Pension Benefits			Other Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Service cost	$10,677	$9,436	$9,214	$672	$863	$1,056
Interest cost	24,673	24,447	23,367	3,411	3,965	4,108
Expected return on plan assets	(20,641)	(17,176)	(24,469)	(31)	(50)	(72)
Amortization of prior service credit	(2,719)	(2,719)	(2,718)	(728)	(481)	(480)
Amortization of net actuarial loss (gain)	3,536	4,083	(18)	(1,118)	(471)	(30)
Curtailment gain	—	—	(433)	—	—	—

Net periodic cost	$15,526	$18,071	$4,943	$2,206	$3,826	$4,582

Assumptions
Assumptions used to determine net periodic cost:

	For the Year Ended December 31,
	2010	2009	2008
Discount rate	6.00%	6.50%	6.50%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.25%	4.25%	4.25%
Assumptions used to determine the benefit obligation:

	December 31,
	2010	2009	2008
Discount rate	5.50%	6.00%	6.50%
Rate of compensation increase	4.25%	4.25%	4.25%

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. The expected long-term rate of return on plan assets determined on this basis was 8.0% for the years ended December 31, 2010 and 2009 and 8.5% for the year ended December 31, 2008. Our expected long-term rate of return on plan assets for 2011 is 8.0%, which is unchanged from 2010.
Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2010, used a health care cost trend rate of 9.0% decreasing gradually to 5% by 2018. Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2009, used a health care cost trend rate of 9.5% decreasing gradually to 5% by 2018. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2010 would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$84	$(84)
Effect on the health care component of the accumulated postretirement benefit obligation	$2,358	$(2,154)
Plan Assets
The Company has established the pension plan as a retirement vehicle for participants and as a funding vehicle to secure promised benefits. The investment goal is to provide a total return that over time will earn a rate of return to satisfy the benefit obligations given investment risk levels, contribution amounts and expenses. The pension plan invests in compliance with the Employee Retirement Income Security Act 1974, as amended (“ERISA”), and any subsequent applicable regulations and laws.
The Company has adopted an investment policy for the management and oversight of the pension plan. It sets forth the objectives for the pension plans, the strategies to achieve these objectives, procedures for monitoring and control and the delegation of responsibilities for the oversight and management of pension plan assets.
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
Asset allocation policy is the principal method for achieving the pension plans’ investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. The pension plans’ actual and targeted asset allocations are as follows:

	Actual Allocation
	December 31,		Target Allocation
	2010	2009	Target	Target Range
Equities	61%	59%	60%	50-65%
Fixed Income	39%	41%	40%	35-50%

	100%	100%	100%	100%

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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tables below provides the fair values of the Company’s pension plan assets at December 31, 2010 and 2009, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts.

	Fair Value Measurements
			Quoted Prices
			In Active Markets	Significant	Significant
			For Identical	Observable	Unobservable
			Assets	Inputs	Inputs
Asset Category	Total	Percentage	Level 1	Level 2	Level 3
	(In thousands)
At December 31, 2010:
Cash
Equity securities:
U.S. large-cap(1)	$86,866	30%		$86,866
U.S. small-cap(2)	16,002	6%	$3,783	12,219
Non-U.S.(3)	53,101	18%	1,249	51,852
Alternative investments:
Equity long/short fund(4)	11,993	4%		6,111	$5,882
Private equity fund(5)	6,934	2%			6,934

	174,896	61%	5,032	157,048	12,816

Fixed income securities:
Commingled funds(6)	110,152	38%		110,152
Alternative investments:
Distressed opportunity limited partnership(7)	3,598	1%			3,598
Diversified alternatives fund(8)	353	0%			353
Other limited partnerships(9)	37	0%			37

	114,140	39%		110,152	3,988

	$289,036	100%	$5,032	$267,200	$16,804

At December 31, 2009:
Cash
Equity securities:
U.S. large-cap(1)	$79,854	31%		$79,854
U.S. small-cap(2)	13,087	5%		13,087
Non-U.S.(3)	45,957	18%		45,957
Alternative investments:
Equity long/short fund(4)	5,468	2%			$5,468
Private equity fund(5)	6,245	3%			6,245

	150,611	59%		138,898	11,713

Fixed income securities:
Commingled funds(6)	98,998	39%		98,998
Alternative investments:
Distressed opportunity limited partnership(7)	3,204	1%			3,204
Diversified alternatives fund(8)	3,135	1%			3,135
Other limited partnerships(9)	218				218

	105,555	41%		98,998	6,557

	$256,166	100%		$237,896	$18,270

(1)	Investments in common stocks that rank among the largest 1,000 companies in the U.S. stock market.

(2)	Investments in common stocks that rank among the small capitalization stocks in the U.S. stock market.

(3)	Investments in common stocks of companies from developed and emerging countries around the world.

(4)
Investments primarily in long and short positions in equity securities of U.S. and non-U.S. companies. We are invested in two funds; one fund has semi-annual tender offer redemption periods on June 30 and December 31.

(5)
Fund invests in portfolios of secondary interest in established venture capital, buyout, mezzanine and special situation funds on a global basis. The Company committed to invest up to $10 million in this fund, and $7.30 million and $6.95 million has been invested through December 31, 2010 and 2009, respectively. Fund is valued on a quarterly lag with adjustment for subsequent cash activity.

(6)	Investments in bonds representing many sectors of the broad bond market with both short-term and intermediate-term maturities.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)
Investments mainly in discounted debt securities, bank loans, trade claims and other debt and equity securities of financially troubled companies. This partnership has a one year lock-up period with semi-annual withdrawal rights on June 30 and December 31 thereafter. Our initial investment was made August 3, 2009.

(8)
Fund is a fund of hedge funds. Fund is closed and currently unwinding its holdings. The remaining portfolio which was deemed illiquid has been sold with cash distribution to shareholders made as the assets are transferred to the purchaser. Fund was valued on a one month lag with adjustment for subsequent cash activity.

(9)	Company invested in other partnerships that have reached their end of life and have closed and are unwinding their holdings. Mainly partnerships that provided mezzanine financing.
The significant amount of Level 2 investments in the table results from including in this category investments in commingled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis. These commingled funds are valued at their net asset values (NAVs) that are calculated by the investment manager or sponsor. Equity investments in both U.S. and non-U.S. stocks are primarily valued using a market approach based on the quoted market prices of identical securities. Fixed income investments are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2010 and 2009 is presented below:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Private	Equity	Distressed	Diversified	Other
	Equity	Long/Short	Opportunity	Alternatives	Limited
	Fund	Fund	Ltd. Partnership	Fund	Partnership	Total
	(In thousands)
Beginning balance at January 1, 2009	$6,645	$—	$—	$8,735	$402	$15,782
Unrealized gain/(loss)	(1,050)	468	204	(525)	192	(711)
Realized gain/(loss)	—	—	—	(1,095)	(344)	(1,439)
Purchases	650	5,000	3.000	—	—	8,650
Sales	—	—	—	(3,980)	(32)	(4,012)

Ending balance at December 31, 2009	6,245	5,468	3,204	3,135	218	18,270
Unrealized gain/(loss)	339	414	394	(884)	(66)	197
Realized gain/(loss)	—	—	—	(697)	233	(464)
Purchases	1,300	—	—	—	35	1,335
Sales	(950)	—	—	(1,201)	(383)	(2,534)

Ending balance at December 31, 2010	$6,934	$5,882	$3,598	$353	$37	$16,804

Both the Equity Long/Short Fund and the Distressed Opportunity Limited Partnership are valued at each month-end based upon quoted market prices by the investment managers. They are included in Level 3 due to their restrictions on redemption to semi-annual periods on June 30 and December 31.
The diversified alternatives fund is a fund of hedge funds. Hedge fund net asset value is calculated by the fund manager and is not publicly available. The fund of funds manager accumulates all the underlying fund values and accumulates them in determining the fund of funds net asset value. The remaining holdings at December 31, 2010, have been sold. The balance reflects what will be received as the assets are actually transferred to the purchaser.
The private equity fund and limited partnership valuations are primarily based on cost/price of recent investments, earnings/performance multiples, net assets, discounted cash flows, comparable transactions and industry benchmarks. The annual audited financial statements of all funds are reviewed by the Company.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets designated to fund the obligations of our supplemental retirement plan are held in a trust. Such assets amounting to $2.1 million and $2.9 million as of December 31, 2010 and 2009, respectively, are available to general creditors in the event of bankruptcy and, therefore, do not qualify as plan assets. Accordingly, other current assets included $0.8 million of these assets as of December 31, 2010 and 2009, and other assets included $1.3 million and $2.1 million of these assets as of December 31, 2010 and 2009, respectively.
Benefit Payments
The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

		Other Benefits
		Gross	Medicare
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts
2011	$26,922	$4,186	$288
2012	27,411	4,457	323
2013	27,900	4,556	356
2014	28,738	4,686	388
2015	29,388	4,812	423
2016 to 2020	161,400	25,447	2,535
Employee Savings (401k) Plan
We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66 2/3%, and retirement contributions. Retirement contributions represent contributions made by the Company to provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For the years ended December 2010, 2009 and 2008, Company contributions were $10.0 million, $8.7 million and $8.3 million, respectively. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.
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
Foreign Currency
In the normal course of business, we are subject to the risks associated with fluctuations in foreign currency exchange rates. To limit this foreign exchange rate exposure, the Company seeks to denominate its contracts in U.S. dollars. If we are unable to enter into a contract in U.S. dollars, we review our foreign exchange exposure and, where appropriate, derivatives are used to minimize the risk of foreign exchange rate fluctuations to operating results and cash flows. We do not use derivative instruments for trading or speculative purposes.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2010, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the December 31, 2010 exchange rates) that were unhedged:

	Foreign Currency	U.S. $
	(In thousands)
Future revenues — Japanese yen	¥201,007	$2,465
Future expenditures — Japanese yen	¥4,253,762	$52,159
Future revenues — euros	€12,584	$16,678
Future expenditures — euros	€7,498	$9,937
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
The aggregate fair value of derivative instruments in an asset position was $4.5 million as of December 31, 2010. This amount represents the maximum exposure to loss at the reporting date as a result of the potential failure of the counterparties to perform as contracted.
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
In June 2010 and July 2008, SS/L was awarded satellite contracts denominated in euros and entered into a series of foreign exchange forward contracts with maturities through 2013 and 2011, respectively, to hedge associated foreign currency exchange risk because our costs are denominated principally in U.S. dollars. These foreign exchange forward contracts have been designated as cash flow hedges of future euro denominated receivables.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The maturity of foreign currency exchange contracts held as of December 31, 2010 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)
2011	€111,363	$142,269	$147,305
2012	27,000	32,649	35,529
2013	27,000	32,894	35,437

	€165,363	$207,812	$218,271

Balance Sheet Classification
The following summarizes the fair values and location in our consolidated balance sheet of all derivatives held by the Company as of December 31, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$4,152	Other current liabilities	$9,451
			Other liabilities	5,360

		4,152		14,811

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	396	Other current liabilities	133
			Other liabilities	63

Total derivatives		$4,548		$15,007

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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flow Hedge Gains (Losses) Recognition
The following summarizes the gains (losses) recognized in the consolidated statements of operations and in accumulated other comprehensive loss for all derivatives for the years ended December 31, 2010 and 2009 (in thousands):

		Gain Reclassified from		Gain (Loss) on Derivative
		Accumulated		Ineffectiveness and
	Loss Recognized	OCI into Income		Amounts Excluded from
Derivatives in Cash Flow	in OCI on Derivatives	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
Year ended December 31, 2010
Foreign exchange contracts	$(15,790)	Revenue	$6,054	Revenue	$636
				Interest income	$(13)
Year ended December 31, 2009
Foreign exchange contracts	$(94)	Revenue	$11,806	Revenue	$(1,085)
				Interest income	$(72)

	Gain Recognized in Income
	on Derivatives
Cash Flow Derivatives Not Designated as Hedging Instruments	Location	Amount
Year ended December 31, 2010
Foreign exchange contracts	Revenue	$33

Year ended December 31, 2009
Foreign exchange contracts	Revenue	$335
We estimate that $6.6 million of net losses from derivative instruments included in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months.
14. Commitments and Contingencies
Financial Matters
Due to the long lead times required to produce purchased parts, we have entered into various purchase commitments with suppliers. These commitments aggregated approximately $454 million as of December 31, 2010 and primarily relate to Satellite Manufacturing backlog. We also had total commitments of approximately $30 million relating to our portion of costs for the ViaSat-1 satellite and the related gateways.
SS/L has deferred revenue and accrued liabilities for warranty payback obligations relating to performance incentives for satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the year ended December 31, 2010 is as follows (in thousands):

2010
Balance of deferred amounts at January 1	$37,167
Warranty costs incurred including payments	(1,292)
Accruals relating to pre-existing contracts (including changes in estimates)	(145)

Balance of deferred amounts at December 31	$35,730

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbital incentives”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital incentive payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included in our consolidated balance sheet as of December 31, 2010 were $312 million, net of fair value adjustments of $18 million. Approximately $196 million of the gross orbital receivables are related to satellites launched as of December 31, 2010, and $134 million are related to satellites under construction as of December 31, 2010.
On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As of December 31, 2010, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related ground system deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at December 31, 2010 is $15 million. The long term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million. In addition, there are approximately $3 million of costs that have been committed to and will be incurred in the future, substantially relating to the ground system deliverables. In February 2011, TerreStar withdrew its proposed plan of reorganization and has indicated that it will explore an alternative plan of reorganization or a sale of its assets. Prior to withdrawing its plan, TerreStar had indicated that it intended to assume its contract for the satellite under construction. In March 2011, TerreStar filed a motion to authorize it to reject its contracts for the in-orbit satellite and related ground system deliverables. SS/L intends to file an objection to TerreStar’s motion and believes, based on discussions with TerreStar, that TerreStar intends to negotiate with SS/L terms for the assumption of these contracts. SS/L believes and will assert in its objection that the satellite in orbit and related ground system deliverables are critical to the execution of TerreStar’s operation and business plan. In addition, under its contracts with TerreStar, SS/L is obligated to provide orbital anomaly and troubleshooting support for the life of the in-orbit satellite and related ground system deliverables, and, if TerreStar were to reject these contracts, SS/L would not provide this support. SS/L believes that a prudent satellite operator would not risk losing SS/L’s support services because no other service provider has the data or capability to provide these services which are necessary for the continued successful operation of a satellite over its lifetime. SS/L believes, therefore, although no assurance can be given, that, notwithstanding TerreStar’s motion to reject the contracts for the in-orbit satellite and related ground system deliverables, because of their importance to TerreStar and the importance of SS/L’s ongoing technical support, any plan of reorganization for or sale of assets by TerreStar that does not provide for assumption of these contracts would not be feasible. Accordingly, SS/L believes that TerreStar (or its successor in reorganization) will likely assume its contracts for the in-orbit satellite and related ground system deliverables, and it is not probable that SS/L will incur a material loss with respect to the past due receivables or amounts scheduled to be paid in the future under those contracts. Notwithstanding these considerations, if TerreStar, nevertheless, were to reject its contracts for the in-orbit satellite and related ground system deliverables, and assuming that SS/L received no recovery on its claim as a creditor with respect to these contracts, SS/L believes that it would incur a loss of approximately $27 million, SS/L’s cash flow in the short term would be reduced by $20 million and SS/L’s cash flow over the approximate 15-year life of the satellite would be reduced by an additional $18 million of long term orbital receivables plus interest.
As of December 31, 2010, SS/L had receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $7 million. In addition, under its contract, ICO has future payment obligations to SS/L that total approximately $25 million, of which approximately $12 million (including $9 million of orbital incentives) is included in long-term receivables. ICO, which sought to reorganize under chapter 11 of the Bankruptcy Code in May 2009, has agreed to, and the ICO Bankruptcy Court has approved, ICO’s assumption of its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of ICO’s plan of reorganization), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. ICO’s plan of

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reorganization was confirmed by the ICO Bankruptcy Court in October 2009. In September 2010, ICO satisfied the regulatory approval condition precedent to the effective date of the plan when ICO obtained FCC approval for the transfer of its spectrum licenses to the reorganized entity. In December 2010, however, the United States Second Circuit Court of Appeals stayed consummation of the plan, ruled that ICO’s plan of reorganization violated the absolute priority rule of the Bankruptcy Code, and reversed the orders approving confirmation of ICO’s plan so that it could not be declared effective. SS/L understands that there are various avenues available to ICO to complete its reorganization, including modifying its existing plan to remove the deficiencies found by the Second Circuit Court of Appeals, proceeding with a plan proposed by certain of ICO’s creditors or developing a new plan to be based on a sale of the company for which ICO has received competing offers. ICO has obtained an extension to July 31, 2011 of the authority to transfer FCC licenses under the existing plan ownership structure and has stated that it will seek FCC approval necessary for any sale of the company if and when that sale process continues.
See Note 16 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.
Satellite Matters
Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Thirty-one of the satellites built by SS/L, launched since 1997 and still on-orbit have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of performance incentives by SS/L. SS/L has implemented remediation measures that SS/L believes will reduce this type of anomaly for satellites launched after June 2001. Based upon information currently available relating to the power losses, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SS/L is building a satellite known as CMBStar under a contract with EchoStar Corporation (“EchoStar”). Satellite construction is substantially complete. EchoStar and SS/L have agreed to suspend final construction of the satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. In May 2010, SS/L provided EchoStar, at its request, with a proposal to complete construction and prepare the satellite for launch under the current specifications. In August 2010, SS/L provided EchoStar, at its request, additional proposal information. There can be no assurance that a dispute will not arise as to whether the satellite meets its technical performance specifications or if such a dispute did arise that SS/L would prevail. SS/L believes that if a loss is incurred with respect to this program, such loss would not be material.
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
See Note 16 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to SS/L’s obligation to make payments to Telesat for transponders on Telstar 18.
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
Lease Arrangements
We lease certain facilities and equipment under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. Rent expense, net of sublease income is as follows (in thousands):

	Gross	Sublease
	Rent	Income	Net Rent
Year ended December 31, 2010	$18,911	$—	$18,911
Year ended December 31, 2009	$16,337	$—	$16,337
Year ended December 31, 2008	$12,154	$(6)	$12,148
Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2010 (in thousands):

2011	$11,435
2012	9,017
2013	6,821
2014	5,883
2015	4,723
Thereafter	8,625

$46,504

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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2010, the Company, the three Loral directors (the “MHR-Affiliated Directors”) who are or were affiliated with MHR and Loral’s insurers (the “Insurers”) entered into a Settlement Agreement (the “Settlement Agreement”) with respect to the litigation in which Loral asserted claims for coverage under directors and officers liability insurance policies (the “Policies”) for (a) the $19.4 million in fees and expenses that Loral paid to plaintiffs’ counsel in the above-mentioned Delaware shareholder litigation (the “Delaware Plaintiffs’ Fee Awards”), and (b) substantially all of the $14.4 million that Loral’s Special Committee determined to pay, as indemnification, to the MHR-Affiliated Directors relating to fees and expenses they incurred in the defense of the Delaware shareholder litigation (the “MHR Directors’ Fee Indemnification”). The Settlement Agreement further provided for mutual releases by the parties. Additional parties to the Settlement Agreement for purposes of such releases are MHR and certain of its affiliates.
Pursuant to the Settlement Agreement, the Insurers paid Loral in December 2010 and January 2011: (a) $5.0 million in conditional settlement of Loral’s claim for coverage under the Policies for the Delaware Plaintiffs’ Fee Award; and (b) $7.5 million in full settlement of Loral’s claim for coverage under the Policies for the MHR Directors’ Fee Indemnification. The Settlement Agreement terminated the coverage action with respect to the MHR Directors’ Fee Indemnification issue but did not terminate the coverage action with respect to the Delaware Plaintiffs’ Fee Awards. Rather, the trial court’s judgment in favor of Loral on its claim for coverage of the Delaware Plaintiffs’ Fee Awards was the subject of a pending appeal.
In February 2011, the Appellate Division of the Supreme Court of the State of New York issued a decision in the pending appeal and ruled that Loral is entitled to coverage for approximately $8.8 million of the Delaware Plaintiffs’ Fee Awards, representing the fees and expenses paid to counsel for the plaintiffs who filed the derivative claims in the case. Since the Insurers have already paid $5.0 million of the covered amount, they are obligated to pay the remaining approximately $3.8 million of the covered amount, plus prejudgment interest and attorneys’ fees of approximately $2.2 million, within 30 days of entry of judgment based on the Appellate Division’s ruling.
The Insurers and the Company will each have 30 days from the entry of judgment to file or seek to file an appeal of the Appellate Division’s ruling. If a final judgment, after all appeals, results in a declaration that the Policies cover less than $5.0 million of the Fee Awards, the Insurers will not be obligated to pay anything beyond, and Loral is not obligated to repay or return, the aforementioned $5.0 million conditional settlement payment. There can be no assurance that, if there is a further appeal, the Company’s position regarding coverage for the Delaware Plaintiffs’ Fee Awards, or any portion thereof, will prevail.
Reorganization Matters
On July 15, 2003, Old Loral and certain of its subsidiaries (collectively with Old Loral, the “Debtors”) filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code in the U.S. Bankruptcy Court for the Southern District of New York (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)). The Debtors emerged from chapter 11 on November 21, 2005 pursuant to the Plan of Reorganization.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Old Loral Class Action Securities Litigations
Beleson. In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz, the former Chief Executive Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets by Old Loral to Intelsat and Old Loral’s chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. The defendant filed a motion for summary judgment in July 2008, and plaintiffs filed a cross-motion for partial summary judgment in September 2008. In February 2009, the court granted defendant’s motion and denied plaintiffs’ cross motion. In March 2009, plaintiffs filed a notice of appeal with respect to the court’s decision. Pursuant to stipulations entered into in February, May, July, August and October 2010 among the parties and the plaintiffs in the Christ case discussed below, the appeal, which had been consolidated with the Christ case, was withdrawn, provided however, that plaintiffs could reinstate the appeal on or before November 19, 2010. In November 2010, plaintiffs did reinstate the appeal, which is fully briefed and pending before the Second Circuit. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Reorganization Matters — Indemnification Claims of Directors and Officers of Old Loral.”
Christ. In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend, the former Chief Financial Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In September 2008, the parties entered into an agreement to settle the case, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. By order dated February 26, 2009, the court finally approved the settlement as fair, reasonable and adequate and in the best interests of the class. Certain class members objected to the settlement and filed a notice of appeal, and other class members, who together had class period purchases valued at approximately $550,000, elected to opt out of the class action settlement and commenced individual lawsuits against the defendants. In August 2009, the objecting and opt-out class members entered into an agreement with the defendants to settle their claims, pursuant to which a settlement will be funded entirely by Old Loral’s directors and officers liability insurer, and Loral will not be required to make any contribution toward the settlement. In addition, in March 2009, at the time that they filed a notice of appeal with respect to the Beleson decision (discussed above), the plaintiffs in the Beleson case also filed a notice of appeal with respect to the court’s decision approving the Christ settlement, arguing that the Christ settlement impairs the rights of the Beleson class. In September 2010, counsel for the Beleson class agreed to voluntarily dismiss this appeal and, in November 2010, a stipulation of voluntary dismissal was approved by the court. In February 2011, the court approved distribution of the settlement proceeds. As a result of the settlement and final dismissal of all appeals, Loral will not incur any liability as a result of this case.

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
15. Segments
Loral has two segments: satellite manufacturing and satellite services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the years ended December 31, 2010, 2009 and 2008. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results as equity in net income (losses) of affiliates. Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate.
The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation, amortization and stock-based compensation (excluding stock-based compensation from SS/L Phantom SARs expected to be settled in cash) and directors’ indemnification expense (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: asset impairment charges; gains or losses on litigation not related to our operations; other expense; and equity in net income (losses) of affiliates.
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, asset impairment charges, gains or losses on litigation not related to our operations, other expense and equity in net income (losses) of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intersegment revenues primarily consists of satellites under construction by satellite manufacturing for satellite services and the leasing of transponder capacity by satellite manufacturing from satellite services. Summarized financial information concerning the reportable segments is as follows:
Segment Information
(In thousands)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues
Satellite manufacturing:
External revenues	$1,021,768	$901,283	$785,534
Intersegment revenues(1)	143,318	107,401	95,913

Satellite manufacturing revenues	1,165,086	1,008,684	881,447
Satellite services revenues(2)	797,283	691,566	685,187

Segment revenues before eliminations	1,962,369	1,700,250	1,566,634
Intercompany eliminations(3)	(6,101)	(15,284)	(12,049)
Affiliate eliminations(4)	(797,283)	(691,566)	(685,187)

Total revenues as reported	$1,158,985	$993,400	$869,398

Segment Adjusted EBITDA
Satellite manufacturing	$143,076	$90,565	$45,055
Satellite services(2)	606,651	488,149	436,514
Corporate(5)	(17,866)	(21,371)	(14,875)

Adjusted EBITDA before eliminations	731,861	557,343	466,694
Intercompany eliminations(3)	(1,465)	(1,673)	(1,569)
Affiliate eliminations(4)	(606,651)	(488,149)	(427,176)

Adjusted EBITDA	123,745	67,521	37,949

Reconciliation to Operating Income
Depreciation, Amortization and Stock-Based Compensation
Satellite manufacturing	(34,675)	(44,203)	(38,646)
Satellite services(2)	(249,318)	(230,176)	(220,843)
Corporate	(1,605)	(3,107)	(5,342)

Segment depreciation before affiliate eliminations	(285,598)	(277,486)	(264,831)
Affiliate eliminations(4)	249,318	230,176	220,843

Depreciation, amortization and stock-based compensation as reported	(36,280)	(47,310)	(43,986)
Directors’ indemnification expense (6)	(6,857)	—	—
Satellite manufacturing — impairment of goodwill(7)	—	—	(187,940)

Operating income (loss) as reported	$80,608	$20,211	$(193,977)

Capital Expenditures
Satellite manufacturing	$35,378	$26,426	$53,883
Satellite services(2)	254,020	231,654	255,506
Corporate	18,679	17,131	10,676

Segment capital expenditures before affiliate eliminations(8)	308,077	275,211	320,065
Affiliate eliminations(4)	(254,020)	(231,654)	(255,506)

Capital expenditures as reported	$54,057	$43,557	$64,559

	As of December 31,
	2010	2009
	(In thousands)
Total Assets(8)
Satellite manufacturing	$920,647	$863,866
Satellite services(9)	5,605,239	5,202,785
Corporate	538,464	181,485

Total Assets before affiliate eliminations	7,064,350	6,248,136
Affiliate eliminations(4)	(5,309,441)	(4,994,684)

Total assets as reported	$1,754,909	$1,253,452

(1)	Intersegment revenues include $137 million, $92 million and $84 million for the years ended December 31, 2010, 2009 and 2008, respectively, of revenue from affiliates.

(2)
Satellite services represents Telesat. Satellite services Adjusted EBITDA also includes approximately $9 million for the year ended December 31, 2008, related to the distribution from a bankruptcy claim against a former customer of Loral Skynet.

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

(5)	Includes corporate expenses incurred in support of our operations and includes our equity investments in XTAR and Globalstar service providers.

(6)	Represents indemnification expense, net of insurance recovery, in connection with defense costs incurred by MHR affiliated directors in the Delaware shareholder derivative case (see Note 14).

(7)
During 2008, we determined that the implied fair value of SS/L goodwill had decreased below its carrying value, and we recorded an impairment charge for the entire goodwill balance of $187.9 million to reflect this impairment.

(8)	Amounts are presented after the elimination of intercompany profit.

(9)	Includes $2.4 billion and $2.3 billion of satellite services goodwill related to Telesat as of December 31, 2010 and 2009, respectively.
Revenue by Customer Location
The following table presents our revenues by country based on customer location for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
United States	$645,769	$534,294	$612,282
Canada	137,195	92,094	83,767
Spain	85,161	85,499	25,506
Luxembourg	70,678	61,673	11,398
United Kingdom	57,976	101,499	68,956
Mexico	49,157	22	1,024
People’s Republic of China (including Hong Kong)	44,135	54,677	13,236
The Netherlands	26,721	59,509	50,110
France	24,657	344	—
Other	17,536	3,789	3,119

	$1,158,985	$993,400	$869,398

During 2010, five of our customers accounted for approximately 19%, 13%, 12%, 12% and 11% of our consolidated revenues. During 2009, three of our customers accounted for approximately 22%, 16% and 10% of our consolidated revenues. During 2008, four of our customers accounted for approximately 20%, 15%, 14% and 11% of our consolidated revenues.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Related Party Transactions
Transactions with Affiliates
Telesat
As described in Note 6, we own 64% of Telesat and account for our investment under the equity method of accounting.
In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian partner, PSP and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions), provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco and provides for either PSP or Loral to cause Telesat Holdco to conduct an initial public offering of its equity shares if an initial public offering is not completed by the fourth anniversary of the Telesat transaction. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party and provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities.
Under the Shareholders Agreement, in the event that, either (i) ownership or control, directly or indirectly, by Dr. Rachesky, President of MHR, of Loral’s voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of the Loral Board of Directors over a consecutive two-year period, Loral will lose its veto rights relating to certain extraordinary actions by Telesat Holdco and its subsidiaries. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat Holdco, including a right to cause Telesat Holdco to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat Holdco, to cause the sale of Telesat Holdco and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value.
The Shareholders Agreement provides for a board of directors of each of Telesat Holdco and certain of its subsidiaries, including Telesat, consisting of 10 directors, three nominated by Loral, three nominated by PSP and four independent directors to be selected by a nominating committee comprised of one PSP nominee, one nominee of Loral and one of the independent directors then in office. Each party to the Shareholders Agreement is obligated to vote all of its Telesat Holdco shares for the election of the directors nominated by the nominating committee. Pursuant to action by the board of directors taken on October 31, 2007, Dr. Rachesky, who is non-executive Chairman of the Board of Directors of Loral, was appointed non-executive Chairman of the Board of Directors of Telesat Holdco and certain of its subsidiaries, including Telesat. In addition, Michael B. Targoff, Loral’s Vice Chairman, Chief Executive Officer and President, serves on the board of directors of Telesat Holdco and certain of its subsidiaries, including Telesat.
As of December 31, 2010, SS/L had contracts with Telesat for the construction of the Telstar 14R, Nimiq 6 and Anik G1 satellites. Information related to satellite construction contracts with Telesat is as follows:

	For Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues from Telesat satellite construction contracts	$137,195	$92,095	$83,767
Milestone payments received from Telesat	168,130	89,419	79,107
Amounts receivable by SS/L from Telesat related to satellite construction contracts as of December 31, 2010 and 2009 were nil and $6.1 million, respectively.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses for each of the years ended December 31, 2010, 2009 and 2008, included income of $5.0 million related to the Consulting Agreement. We also had a long-term receivable related to the Consulting Agreement from Telesat of $17.6 million and $11.6 million as of December 31, 2010 and 2009, respectively.
In connection with the Telesat transaction, Loral has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of December 31, 2010 and 2009, we had recognized liabilities of approximately $6.2 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $6.6 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.
ViaSat/Telesat
In connection with an agreement entered into between SS/L and ViaSat, Inc. (“ViaSat”) for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1, on January 11, 2008, we entered into certain agreements, described below, pursuant to which, we invested in the Canadian coverage portion of the ViaSat-1 satellite. Michael B. Targoff and another Loral director serve as members of the ViaSat Board of Directors.
A Beam Sharing Agreement between us and ViaSat provides for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the Viasat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $34.6 million and $86.6 million for the years ended December 31, 2010 and 2009, respectively. Loral’s cumulative costs for the Loral Payload were $40.5 million as of December 31, 2010, which is reflected as satellite capacity under construction in property, plant and equipment.
In February 2010, a subsidiary of Loral entered into a contract with ViaSat for the procurement of certain RF equipment and services to be integrated into the gateways constructed and owned by Loral to enable commercial service using the Loral Payload. As of December 31, 2010, the contract was valued at approximately $7.8 million before the exercise of options. Loral guaranteed the financial obligations of the subsidiary that entered into the contract. As of December 31, 2010, Loral had paid $3.9 million under this agreement.
In January 2010, we entered into a Consulting Services Agreement with Telesat for Telesat to provide services related to gateway construction, regulatory and licensing support and preparation for satellite traffic operations for the Loral Payload. Payments under the agreement were on a time and materials basis. As of December 31, 2010, $0.1 million had been expensed under this agreement.
In September 2010, we entered into an agreement with Telesat for Telesat to provide us with project management, engineering and integration services for three gateway sites including engineering and installation of the civil works, design and integration of the shelters and associated shelter infrastructure and monitoring the delivery and installation of equipment. The agreement was valued at approximately CAD 4.2 million. As of December 31, 2010, Loral had incurred cumulative costs under this agreement of $1.2 million.
On March 1, 2011, Loral entered into agreements (the “Assignment Agreements”) with Telesat pursuant to which Loral will assign to Telesat and Telesat will assume from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. Under the Assignment Agreements, Loral will receive from Telesat $13 million and will be reimbursed for approximately $48.2 million of net costs incurred through closing of the sale, including costs for the satellite, launch and insurance, and costs of the gateways and related equipment. Also, if Telesat obtains certain supplemental capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers during the first four years after the commencement of service using the supplemental capacity. In connection with the sale, Loral will also assign to Telesat and Telesat will assume Loral’s 15-year contract with Barrett Xplore Inc. for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. The gain on the transaction adjusted for our retained ownership interest will be recorded upon completion of the transaction which is expected to close in March 2011.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Costs of satellite manufacturing for sales to related parties were $140.5 million and $153.5 million for the years ended December 31, 2010 and 2009, respectively.
In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of December 31, 2010 and 2009, our consolidated balance sheets included a liability of $6.0 million and $8.7 million, respectively, for the future use of these transponders. For the year ended December 31, 2010, we made payments of $3.1 million to Telesat pursuant to the agreement.
XTAR
As described in Note 6, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of December 31, 2010 and 2009 were $3.0 million and $1.3 million, respectively. During the quarter ended March 31, 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. Our selling, general and administrative expenses included offsetting income to the extent of cash received under this agreement of nil, $1.2 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
MHR Fund Management LLC
Two of the managing principals of MHR, Mark H. Rachesky and Hal Goldstein, and a former managing principal of MHR, Sai Devabhaktuni, are members of Loral’s board of directors. Prior to December 23, 2008, various funds affiliated with MHR held all issued and outstanding shares of Loral Series-1 Preferred Stock which was issued in February 2007. Pursuant to an order of the Delaware Chancery Court, on December 23, 2008, we issued to the MHR Funds 9,505,673 shares of Non-Voting Common Stock, and all shares of Loral Series-1 Preferred Stock (including all PIK dividends) previously issued to the MHR Funds pursuant to the Securities Purchase Agreement were cancelled.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Also pursuant to the Delaware Chancery Court Order, on December 23, 2008, Loral and the MHR Funds entered into a registration rights agreement which provides for registration rights for the shares of Non-Voting Common Stock, in addition and substantially similar to, the registration rights provided for the shares of Voting Common Stock held by the MHR Funds. In June 2009, Loral filed a shelf registration statement covering shares of Voting Common Stock and Non-Voting Common Stock held by the MHR Funds, which registration statement was declared effective in July 2009. Various funds affiliated with MHR held, as of December 31, 2010 and 2009, approximately 38.9% and 39.9%, respectively of the outstanding Voting Common Stock and as of December 31, 2010 and 2009 had a combined ownership of Voting and Non-Voting Common Stock of Loral of 58.0% and 59.0%, respectively. Information on dividends paid to the funds affiliated with MHR, with respect to their holdings of the Loral Series-1 Preferred Stock is as follows (in thousands, except share amounts):

For Year Ended December 31,
2008
Loral Series-1 Preferred Stock
Dividends paid in the form of additional shares
— Number of shares	80,423

— Amount	$24,248

Funds affiliated with MHR were participants in a $200 million credit facility of Protostar Ltd. (“Protostar”), dated March 19, 2008, with an aggregate participation of $6.0 million. The MHR funds also owned certain equity interests in Protostar. During July 2009, Protostar filed for bankruptcy protection under chapter 11 of the Bankruptcy Code. The United States Bankruptcy Court for the District of Delaware entered an order confirming the plan of reorganization for Protostar and its affiliated debtors on October 6, 2010. The plan provided for the establishment of liquidating trusts for the Protostar debtors’ remaining assets, and Protostar commenced distributions on October 21, 2010 to the agent under the above-referenced facility for the benefit of its lenders. The plan of reorganization provided for no recovery by holders of equity interests in Protostar, and all equity interests were deemed cancelled as of the effective date of the plan.
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
As of December 31, 2010, funds affiliated with MHR hold $83.7 million in principal amount of Telesat 11% Senior Notes and $29.75 million in principal amount of Telesat 12.5% Senior Subordinated Notes.
17. Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended
Year ended December 31, 2010	March 31,	June 30,	September 30,	December 31,
Revenues	$228,914	$279,962	$323,438	$326,671
Operating income (loss)	(16,267)	23,098	39,621	34,156
Income (loss) before income taxes and equity in net income (losses) of affiliates	(13,704)	26,355	41,462	38,981
Equity in net income (losses) of affiliates	44,592	(44,374)	40,011	45,396
Net income (loss)	29,373	(19,665)	72,392	405,241
Net income (loss) attributable to Loral common shareholders	29,373	(19,665)	72,392	404,746
Basic and diluted income (loss) per share(1):
Basic income (loss) per share	0.98	(0.66)	2.40	13.36
Diluted income (loss) per share	0.97	(0.66)	2.29	12.87

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
Year ended December 31, 2009	March 31,	June 30,	September 30,	December 31,
Revenues	$212,491	$271,447	$249,237	$260,225
Operating income (loss)	(5,480)	(7,695)	14,849	18,537
Income (loss) before income taxes and equity in net income (losses) of affiliates	(5,180)	(4,563)	16,012	20,706
Equity in net income (losses) of affiliates	(5,668)	85,276	93,071	37,619
Net income (loss)	(10,828)	74,295	108,424	59,811
Net income (loss) attributable to Loral common shareholders	(10,828)	74,295	108,424	59,811
Basic and diluted income (loss) per share(1):
Basic income (loss) per share	(0.36)	2.50	3.64	2.01
Diluted income (loss) per share	(0.36)	2.48	3.61	1.97

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

SCHEDULE II
LORAL SPACE & COMMUNICATIONS INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2010, 2009 and 2008
(In thousands)

	Additions
	Balance at	Charged to		Charged to	Deductions	Balance at
	Beginning	Costs and		Other	From	End of
Description	of Period	Expenses		Accounts(1)	Reserves(2)	Period
Year ended 2008
Allowance for billed receivables	$223	$700		$—	$—	$923

Inventory allowance	$28,446	$—		$—	$(1,246)	$27,200

Deferred tax valuation allowance	$241,228	$202,510		$82,611	$(38,587)	$487,762

Year ended 2009
Allowance for billed receivables	$923	$2,759		$—	$—	$3,682

Inventory allowance	$27,200	$1,042		$55	$—	$28,297

Deferred tax valuation allowance	$487,762	$(96,617)		$22,893	$—	$414,038

Year ended 2010
Allowance for billed receivables	$3,682	$—		$—	$(3,459)	$223

Inventory allowance	$28,297	$4,297		$—	$(1,224)	$31,370

Deferred tax valuation allowance	$414,038	$(402,809	)(3)	$—	$—	$11,229

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

(3)
During the fourth quarter of 2010, we determined, based on all available evidence, that a full valuation allowance was no longer required on our deferred tax assets and, therefore, $335.3 million of the valuation allowance was reversed as an income tax benefit. In addition, the valuation allowance was reduced by $67.5 million recorded as benefit to continuing operations.

Report of Independent Registered Chartered Accountants
To the Board of Directors and Shareholders of Telesat Holdings Inc.
We have audited the accompanying consolidated financial statements of Telesat Holdings Inc. and subsidiaries (the “Company”), which comprise the consolidated balance sheets as at December 31, 2010 and 2009, and the consolidated statements of earnings (loss), shareholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2010, and a summary of significant accounting policies and other explanatory information.
Management’s Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with Canadian generally accepted accounting principles and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we comply with ethical requirements and plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Telesat Holdings Inc. and subsidiaries as at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in accordance with Canadian generally accepted accounting principles.
/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
March 1, 2011
Toronto, Canada

Telesat Holdings Inc.
Consolidated Statements of Earnings (Loss)
for the years ended December 31,

(in thousands of Canadian dollars)	Notes	2010	2009	2008
Operating revenues
Service revenues		801,144	767,138	680,791
Equipment sales revenues		20,217	20,060	30,584

Total operating revenues	(4)	821,361	787,198	711,375

Amortization		251,194	256,867	235,640
Operations and administration		186,467	219,690	247,550
Cost of equipment sales		15,575	16,380	24,368
Impairment loss on long-lived assets	(10)	—	—	2,373
Impairment loss on intangible assets	(11)	—	—	483,000

Total operating expenses		453,236	492,937	992,931

Earnings (loss) from operations		368,125	294,261	(281,556)

Interest expense	(5), (18)	(253,086)	(272,780)	(257,313)
(Loss) gain on changes in fair value of financial instruments	(18)	(11,168)	(116,992)	241,720
Gain (loss) on foreign exchange	(18)	163,998	499,366	(697,288)

Other income (expense)	(6)	4,339	31,859	(1,713)

Earnings (loss) before income taxes		272,208	435,714	(996,150)
Income tax (expense) recovery	(7)	(44,017)	(4,949)	164,879

Net earnings (loss)		228,191	430,765	(831,271)

Net earnings (loss) applicable to common shares		228,191	430,765	(831,271)

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.
Consolidated Statements of Comprehensive Income (Loss)
for the years ended December 31,

(in thousands of Canadian dollars)	2010	2009	2008
Net earnings (loss)	228,191	430,765	(831,271)

Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) of self sustaining foreign operations, net of related taxes (2010 — nil, 2009 — $346, 2008 — ($2,090))	1,215	320	(7,143)

Comprehensive income (loss)	229,406	431,085	(838,414)

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.
Consolidated Statements of Shareholders’ Equity

						Accumulated
						deficit and
					Accumulated	Accumulated
					other	other		Total
(in thousands of		Common	Preferred	Accumulated	comprehensive	comprehensive	Contributed	shareholders’
Canadian dollars)	Notes	shares	Shares	deficit	loss	loss	surplus	equity
Balance at January 1, 2008		756,414	541,764	(4,051)	(599)	(4,650)	—	1,293,528
Stock-based compensation	(19)	—	—	—	—	—	5,448	5,448
Net loss		—	—	(831,271)	—	(831,271)	—	(831,271)
Unrealized foreign currency translation losses on translation of self sustaining foreign operations		—	—	—	(7,143)	(7,143)	—	(7,143)

Balance at December 31, 2008		756,414	541,764	(835,322)	(7,742)	(843,064)	5,448	460,562

Stock based compensation	(19)	—	—	—	—	—	5,649	5,649
Net earnings		—	—	430,765	—	430,765	—	430,765
Unrealized foreign currency translation gains on translation of self-sustaining foreign operations		—	—	—	320	320	—	320

Balance at December 31, 2009		756,414	541,764	(404,557)	(7,422)	(411,979)	11,097	897,296

Stock based compensation	(19)	—	—	—	—	—	5,653	5,653
Net earnings		—	—	228,191	—	228,191	—	228,191
Dividends declared on preferred shares		—	—	(30)	—	(30)	—	(30)
Unrealized foreign currency translation gains on translation of self-sustaining foreign operations		—	—	—	1,215	1,215	—	1,215

Balance at December 31, 2010		756,414	541,764	(176,396)	(6,207)	(182,603)	16,750	1,132,325

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.
Consolidated Balance Sheets
as at December 31,

(in thousands of Canadian dollars)	Notes	2010	2009
Assets
Current assets
Cash and cash equivalents		220,295	154,189
Accounts receivable, net	(8)	44,109	70,203
Current future tax asset	(7)	1,900	2,184
Other current assets	(9)	26,476	29,018

Total current assets		292,780	255,594
Satellites, property and other equipment, net	(4), (10)	1,994,122	1,926,190
Other long-term assets	(9), (18)	112,816	56,924
Intangible assets, net	(11)	461,060	510,675
Goodwill	(11)	2,446,603	2,446,603

Total assets		5,307,381	5,195,986

Liabilities
Current liabilities
Accounts payable and accrued liabilities		49,906	43,413
Other current liabilities	(12)	128,296	127,704
Debt due within one year	(13)	96,848	23,602

Total current liabilities		275,050	194,719
Debt financing	(13), (18)	2,771,802	3,021,820
Future tax liability	(7)	310,552	269,193
Other long-term liabilities	(12)	676,217	671,523
Senior preferred shares	(14)	141,435	141,435

Total liabilities		4,175,056	4,298,690

Shareholders’ equity
Common shares (74,252,460 common shares issued and outstanding)	(15)	756,414	756,414
Preferred shares	(15)	541,764	541,764

		1,298,178	1,298,178

Accumulated deficit	(18)	(176,396)	(404,557)
Accumulated other comprehensive loss		(6,207)	(7,422)

		(182,603)	(411,979)

Contributed surplus	(19)	16,750	11,097

Total shareholders’ equity		1,132,325	897,296

Total liabilities and shareholders’ equity		5,307,381	5,195,986

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.
Consolidated Statements of Cash Flows
for the years ended December 31,

(in thousands of Canadian dollars)	Notes	2010	2009	2008
Cash flows from operating activities
Net (loss) earnings		228,191	430,765	(831,271)

Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Amortization		251,194	256,867	235,640
Future income taxes		41,738	4,598	(175,951)

Unrealized foreign exchange (gain) loss	(18)	(170,048)	(522,636)	694,677
Unrealized loss (gain) on derivatives	(18)	13,955	116,992	(237,965)
Dividends on senior preferred shares	(5)	2,075	13,540	9,855
Stock-based compensation expense	(19)	5,653	5,649	5,448
(Gain) loss on disposal of assets	(6)	(3,826)	(33,430)	252

Impairment losses		—	—	485,373
Other		(25,098)	(46,803)	(44,447)

Customer prepayments on future satellite services		30,982	82,966	88,587
Customer refunds		—	(17,566)	—

Operating assets and liabilities	(16)	(30,006)	7,203	48,859

		344,810	298,145	279,057

Cash flows used in investing activities
Satellite programs		(257,725)	(258,083)	(263,763)

Property additions		(3,966)	(6,118)	(8,862)

Proceeds on disposals of assets		26,926	71,400	5,120
Insurance proceeds		—	—	4,006

		(234,765)	(192,801)	(263,499)

Cash flows from financing activities
Debt financing		—	23,880	186,687
Repayment of debt financing		(34,946)	(53,855)	(91,560)

Capitalized debt issuance costs		—	—	(19,131)

Dividends paid on preferred shares		(30)	—	—

Capital lease payments		(3,306)	(14,620)	(30,954)

Satellite performance incentive payments		(5,099)	(5,418)	(3,524)

		(43,381)	(50,013)	41,518

Effect of changes in exchange rates on cash and cash equivalents		(558)	319	(740)
Increase in cash and cash equivalents		66,106	55,650	56,336
Cash and cash equivalents, beginning of period		154,189	98,539	42,203

Cash and cash equivalents, end of period	(16)	220,295	154,189	98,539

Supplemental disclosure of cash flow information
Interest paid		281,525	287,733	286,784
Income taxes paid		3,391	6,499	8,866

		284,916	294,232	295,650

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
1. BACKGROUND OF THE COMPANY AND BASIS OF PRESENTATION
Telesat Holdings Inc. (“the Company” or “Telesat”) is a global fixed satellite services operator providing secure satellite-delivered communications solutions worldwide to broadcast, telecom, corporate and government customers. The Company has a fleet of 12 satellites with three more under construction, and manages the operations of additional satellites for third parties. Telesat is headquartered in Ottawa, Canada, with offices and facilities around the world.
On October 31, 2007 Canada’s Public Sector Pension Investment Board (“PSP Investments”) and Loral Space & Communications Inc. (“Loral”), through a newly formed entity called Telesat Holdings Inc. completed the acquisition of Telesat Canada from BCE Inc. (“BCE”). Loral and PSP Investments indirectly hold an economic interest in Telesat of 64% and 36%, respectively. Loral indirectly holds a voting interest of 33 1/3% on all matters. PSP Investments indirectly holds a voting interest of 66 2/3% on all matters except for the election of directors, and a 30% voting interest for the election of directors.
These consolidated financial statements reflect the financial statements of Telesat Holdings Inc. and its subsidiaries on a consolidated basis. The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“GAAP”) and include the results of Telesat’s wholly owned subsidiaries, the most significant of which are: Telesat Interco Inc., Telesat Canada, Infosat Communications GP Inc. (“Infosat”), Able Infosat Communications Inc. (“Able”), The SpaceConnection, Inc. (“SpaceConnection”), Skynet Satellite Corporation (“SSC”), Telesat Network Services, Inc. (“TNSI”), and Telesat Brasil Capacidade de Satelites Ltda. (“TBCS”). All transactions and balances between these companies have been eliminated on consolidation.
2. SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
When preparing financial statements in accordance with GAAP, management makes estimates and assumptions relating to the reported amounts of revenues and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. Telesat bases its estimates on a number of factors, including historical experience, current events and actions that the Company may undertake in the future, and other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. The Company uses estimates when accounting for certain items such as revenues, allowance for doubtful accounts, useful lives of long-lived assets, capitalized interest, asset impairments, inventory valuation, legal and tax contingencies, employee compensation plans, employee benefit plans, evaluation of minimum lease terms for operating leases, income taxes, fair valuation of financial instruments, goodwill and intangible asset impairments. The Company also uses estimates when recording the fair values of assets acquired and liabilities assumed in a business combination.
Revenue Recognition
Telesat recognizes operating revenues when earned, as services are rendered or as products are delivered to customers. There must be clear proof that an arrangement exists, the amount of revenue must be fixed or determinable and collectability must be reasonably assured. Consulting revenues for cost plus contracts are recognized after the work has been completed and accepted by the customer. The percentage of completion method is used for fixed price consulting revenue contracts. Deferred revenues consist of remuneration received in advance of the provision of service and are recognized in income on a straight-line basis over the term of the related customer contract. When it is questionable whether or not Telesat is the principal in a transaction, the transaction is evaluated to determine whether it should be recorded on a gross or net basis.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
Equipment sales revenues are recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty or return and there is no general right of return. Historically Telesat has not incurred significant expense for warranties and consequently no provision for warranty is recorded. When a transaction involves more than one product or service, revenue is allocated to each deliverable based on its relative fair value with product revenue recognized once delivery and customer acceptance has occurred and service revenue recognized as services are provided over the term of the customer contract.
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
Satellites, Property and Other Equipment
Satellites, property and other equipment, which are carried at cost, less accumulated amortization, include the contractual cost of equipment, capitalized engineering and, with respect to satellites, the cost of launch services, launch insurance and capitalized interest during construction. Capitalized interest is based on the Company’s average cost of debt.
Amortization is calculated using the straight line method over the respective estimated service lives of the assets. Below are the estimated useful lives in years of satellites, property and other equipment as of December 31, 2010.

Years
Satellites	6 to 15
Transponders under capital lease	6 to 14
Earth stations	5 to 30
Office buildings and other	3 to 30
The estimates of useful lives are reviewed every year and adjusted prospectively if necessary.
Liabilities related to the legal obligation of retiring satellites, property and other equipment are measured at fair value with a corresponding increase to the carrying amount of the related long-lived asset. The liability is accreted over the period of expected cash flows with a corresponding charge to operating expenses. The liabilities recorded to date have not been significant and are reassessed annually.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
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
Leases
Leases entered into by the Company in which substantially all of the benefits and risks of ownership are transferred to the Company are recorded as capital lease liabilities, and the corresponding asset is recorded in satellites, property and other equipment. Capital lease liabilities reflect the present value of future lease payments, discounted at an appropriate interest rate, and are reduced by rental payments net of imputed interest. Satellites, property and other equipment under capital leases are depreciated based on the useful life of the asset. All other leases are classified as operating leases and leasing costs, including leasehold incentives, and rent concessions, are expensed on a straight-line basis over the lease term.
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
Financing costs
The deferred financing cost related to the revolving credit facility and Canadian term loan are included in deferred charges in Other assets and are amortized to interest expense on a straight-line basis. All other financing costs are amortized to interest expense using the effective interest method.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
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
Telesat classifies investments as held-for-trading, if they are acquired principally for the purpose of selling or repurchasing in the near term or are part of a portfolio of financial instruments that is managed for short term profit taking. Derivatives are also classified as held-for-trading unless designated as hedging instrument.
Financial assets and financial liabilities that are classified as held-for-trading (“HFT”) and available-for-sale (“AFS”) are measured at fair value. AFS equity securities which do not have a quoted market price will continue to be recorded at cost. Loans and receivables and other liabilities are recorded at amortized cost. Derivatives, including embedded derivatives that must be separately accounted for, are measured at fair value at inception with a corresponding increase in the financial liability, recorded on the consolidated balance sheet and marked to market at each reporting period thereafter. Derivatives embedded in other financial instruments are treated as separate derivatives when their risks and characteristics are not closely related to those of the host contract and the host contract are measured separately according to its characteristics. The unrealized gains and losses relating to the HFT assets and liabilities are recorded in the consolidated statement of earnings. Unrealized gains and losses on assets and liabilities classified as AFS are recorded in OCI until realized, at which time they are recognized in the consolidated statement of earnings. Changes in the fair values of derivative instruments are recognized in the consolidated statement of earnings.
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

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
Finite-lived intangible assets consist of revenue backlog, customer relationships, favourable leases, concession rights, transponder rights and patents. Intangible assets with finite useful lives are amortized over their estimated useful lives using the straight-line method of amortization. Below are the estimated useful lives of the finite-lived intangible assets:

Years
Revenue backlog	4 to 17
Customer relationships	11 to 21
Favorable leases	4 to 5
Concession rights	15
Transponder rights	5 to 14
Patents	18
The estimates of useful lives are reviewed every year and adjusted prospectively if necessary.
Goodwill is tested for impairment using a two-step process. The first step of the impairment assessment is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, there is no goodwill impairment and the assessment is complete. However, if the carrying amount of the reporting unit exceeds its fair value, it indicates impairment may exist and step two of the impairment test must be conducted. In the second step of the impairment test, the implied fair value of the reporting unit’s goodwill is compared to its carrying value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, an impairment loss is recognized.
In performing the first step of the goodwill impairment analysis, the Company used the income approach as well as the market approach in the determination of the fair value of the reporting unit. Under the income approach, the sum of the projected discounted cash flows for the next five years in addition to a terminal value are used to determine the fair value of the reporting unit. In this model, significant assumptions used include: revenues, expenses, capital expenditures, working capital, terminal growth rate and discount rate.
Under the market based approach, the fair value of the reporting unit is determined based on market multiples derived from comparable public companies. As part of that analysis, assumptions are made regarding comparability of selected companies including revenue, earnings before interest, taxes, depreciation and amortization multiples for valuation purposes, growth rates, size and overall profitability.
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

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
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
Pension plan assets are valued at fair value which is also the basis used for calculating the expected rate of return on plan assets. The discount rate is based on the market interest rate of high quality long-term bonds. Past service costs arising from plan amendments are amortized on a straight-line basis over the average remaining service period of the active employees at the date of amendment. The Company deducts 10% of the benefit obligation or the fair value of plan assets, whichever is greater, from the net actuarial gain or loss and amortizes the excess over the average remaining service period of active employees. A valuation is performed at least every three years to determine the present value of the accrued pension and other retirement benefits. The 2010 and 2009 pension expense calculations are extrapolated from a valuation performed as of January 1, 2007. The accrued benefit obligation is extrapolated from an actuarial valuation as of January 1, 2007. The most recent valuation of the pension plans for funding purposes was as of January 1, 2010, and the next required valuation is as of January 1, 2011.
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
Income Taxes
Current income tax expense is the estimated income taxes payable for the current year after any refunds or the use of losses incurred in previous years. The Company uses the liability method to account for future income taxes. Future income taxes reflect:
•	the temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes; and

•	the benefit of unutilized tax losses that will more likely than not be realized and carried forward to future years to reduce income taxes.
The Company estimates future income taxes using the rates enacted by tax law and those substantively enacted. The effect of a change in tax rates on future income tax assets and liabilities is included in earnings in the period when the change is substantively enacted.
Recent Accounting Pronouncements
Changes in Accounting Policies
The Company has prepared the consolidated financial statements in accordance with Canadian GAAP using the same basis of presentation and accounting policies as outlined in notes 1 and 2 to the consolidated financial statements for the year ended December 31, 2009. There were no new accounting policies adopted in the current fiscal year.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
Future Accounting Policies
The Canadian Institute of Chartered Accountants’ Accounting Standards Board confirmed in February 2008 that International Financial Reporting standards (“IFRS”) will replace Canadian GAAP for publicly accountable enterprises for financial periods beginning on and after January 1, 2011. IFRS is premised on a conceptual framework similar to Canadian GAAP. However, significant differences exist in certain matters of recognition, measurement and disclosure. The Company adopted IFRS with a transition date of January 1, 2010 and is required to report using the IFRS standards effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. While the adoption of IFRS will not change the cash flows generated by the Company, it will result in changes to the reported financial position and results of operations of the Company, the effects of which may be material.
3. BUSINESS ACQUISITIONS
Fifth Dimension Television Acquisition
On May 9, 2008, SpaceConnection completed the acquisition of the assets of Fifth Dimension Television, with the effective date of the agreement being April 1, 2008. The purchase price is based on a profit-sharing arrangement for a percentage of future monthly occasional use revenues collected, as well as a percentage of future margins on certain space only customer contracts, from the effective date of the acquisition until December 31, 2010, and will not exceed $0.8 million. Profit-sharing payments of $0.2 million have been expensed in Operations and administration in the year ended December 31, 2010 (2009 — $0.3 million, 2008 — $0.2 million).
4. SEGMENTED INFORMATION
Telesat operates in a single industry segment, in which it provides satellite-based services to its broadcast, enterprise and consulting customers around the world.
The Company derives revenues from the following services:
—
Broadcast — distribution or collection of video and audio signals in the North American and International markets which include television transmit and receive services, occasional use, bundled Digital Video Compression and radio services.

—	Enterprise — provision of satellite capacity and ground network services for voice, data, and image transmission and internet access around the world.

—	Consulting and other — all consulting services related to space and earth segments, government studies, satellite control services and R&D.
Revenues derived from the above service lines were as follows:

Revenues
Year ended December 31,	2010	2009	2008
Broadcast	454,216	406,712	345,382
Enterprise	334,983	349,530	333,834
Consulting and other	32,162	30,956	32,159

Total operating revenues	821,361	787,198	711,375

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
4. SEGMENTED INFORMATION — (continued)
Geographic Information
Revenue by geographic region was based on the point of origin of the revenues (destination of the billing invoice) and upon the groupings of countries reviewed by the Chief Operating Decision Maker, allocated as follows:

Revenues
Year ended December 31,	2010	2009	2008
Canada	419,032	397,225	357,937
United States	261,136	254,685	240,505
Europe, Middle East & Africa	77,031	66,028	47,014
Asia, Australia	16,268	23,976	33,768
Latin America & Caribbean	47,894	45,284	32,151

Total operating revenues	821,361	787,198	711,375

Telesat’s satellites are in geosynchronous orbit. For disclosure purposes, the Anik and Nimiq satellites, along with the Telstar 14R/Estrela do Sul 2 satellite under construction, have been classified as located in Canada, and the other Telstar satellites have been classified as located in the United States, based on ownership. Satellites, property and other equipment by geographic region, based on the location of the asset, are allocated as follows:

Satellites, property and other equipment
At December 31,	2010	2009
Canada	1,644,049	1,519,663
United States	342,941	397,956
all others	7,132	8,571

Total satellites, property and other equipment	1,994,122	1,926,190

Intangibles
At December 31,	2010	2009
Canada	443,945	492,435
United States	14,406	15,505
all others	2,709	2,735

Total intangible assets	461,060	510,675

Goodwill was not allocated to geographic regions in any of the periods.
Major Customers
For the year ended December 31, 2010, the Company had two customers generating more than 10% of consolidated revenues each. For the year ended December 31, 2009, the Company had one customer generating more than 10% of consolidated revenues. For the year ended December 31, 2008, the Company had two customers generating more than 10% of consolidated revenues each.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
5. INTEREST EXPENSE

Year ended December 31,	2010	2009	2008
Debt service costs	255,391	278,644	286,466
Dividends on senior preferred shares	12,339	13,540	9,855
Capitalized interest	(14,644)	(19,404)	(39,008)

	253,086	272,780	257,313

6. OTHER INCOME (EXPENSE)

Year ended December 31,	2010	2009	2008
Interest income	1,937	636	1,888
Interest on performance incentive payments	(5,016)	(4,642)	(4,057)
Other (a)	7,418	35,865	456

	4,339	31,859	(1,713)

(a)
On December 15, 2010, the Company sold its land, building and certain equipment used at its corporate headquarters. Proceeds on the sale were $18.5 million and the resulting gain of $2.8 million was included in Other. During the year, additional asset disposals resulted in gains of $1.0 million which were included in Other.

On July 9, 2009, the Company terminated its leasehold interest in the Telstar 10 satellite and transferred certain related customer contracts. The satellite and related revenue backlog and customer relationships were transferred for total consideration of $80 million, of which approximately $8 million represented deferred payments collected during the current period. The gain of $34.6 million was included in Other.

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

7. INCOME TAXES

Income tax expense (recovery)
Year ended December 31,	2010	2009	2008
Current	2,279	351	11,072
Future	41,738	4,598	(175,951)

	44,017	4,949	(164,879)

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
7. INCOME TAXES — (continued)
A reconciliation of the statutory income tax rate, which is a composite of federal and provincial rates, to the effective income tax rate is as follows:

Year ended December 31,	2010	2009	2008
Statutory income tax rate	30.5%	32.3%	33.0%

Permanent differences	(6.8%)	(10.5%)	(6.1%)
Adjustment for tax rate changes	(3.3%)	(9.3%)	(2.5%)
Valuation allowance	(7.1%)	(12.9%)	(6.7%)
Other	2.9%	1.5%	(1.1%)

Effective income tax rate	16.2%	1.1%	16.6%

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

	Year ended December 31,
	2010	2009
Future tax assets
Capital assets	2,193	924
Intangible assets	4,368	6,180
Unrealized foreign exchange loss	14,276	31,867
Investments	544	541
Loss carry forwards	67,885	98,024
Other	6,290	8,437
Less: valuation allowance	(25,648)	(45,040)

Total future tax assets	69,908	100,933

Future tax liabilities
Capital assets	(236,053)	(215,162)
Intangibles	(120,096)	(124,955)
Derivative liabilities	(14,935)	(21,958)
Other	(7,476)	(5,867)

Total future tax liabilities	(378,560)	(367,942)

Net future income tax liability	(308,652)	(267,009)

Net future income tax liability is comprised of:
Net future income tax asset — current portion	1,900	2,184
Net future income tax liability — long-term portion	(310,552)	(269,193)

Net future income tax liability	(308,652)	(267,009)

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
7. INCOME TAXES — (continued)
Losses
As of December 31, 2010 Telesat Holdings Inc. had the following operating and capital loss carry-forwards which are scheduled to expire in the following years:

	Non-Capital	Capital
	Losses	Losses
2027	5,668	—
2028	221,291	—
2029	5,933	—
2030	3,987	—
Indefinite	—	39,058
The Company recognized a benefit of $31,608 related to tax losses for the year ended December 31, 2010 (2009 — $8,755, 2008 — $5,756).
8. ACCOUNTS AND NOTES RECEIVABLE

At December 31,	2010	2009
Trade receivables — net of allowance for doubtful accounts	48,521	74,018
Less: long-term portion of trade receivables	(4,412)	(3,815)

	44,109	70,203

The allowance for doubtful accounts was $7.1 million at December 31, 2010 (2009 — $8.7 million).
The long-term portion of trade receivables includes items that will not be collected during the subsequent year and is included in the long-term portion of other assets in note 9.
9. OTHER ASSETS

	December 31, 2010		December 31, 2009
	Current	Long term	Current	Long term
Income taxes recoverable	3,027	—	3,487	—
Accrued pension benefit (note 20)	—	20,197	—	14,199
Prepaid expenses and deposits (a)	17,706	10,913	17,548	14,423
Deferred charges (b)	1,996	1,751	2,108	5,244
Derivative assets (note 18)	—	72,405	—	15,914
Inventories (c)	2,985	—	5,214	—
Tax indemnification receivable from Loral (note 21)	—	2,332	—	2,461
Investments (d)	—	558	—	475
Long term trade receivables	—	4,412	—	3,815
Investment tax credit benefit	556	—	661	—
Other assets	206	248	—	393

	26,476	112,816	29,018	56,924

(a)
Prepaid expense and deposits includes mainly prepaid insurance for in-orbit satellites, deposits related to foreign taxes, prepaid interest on long term debt, security deposits, and other prepaid expenses.

(b)	Deferred charges include the deferred financing charges related to the Revolving facility and the Canadian term loan facility (note 13).

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
9. OTHER ASSETS — (continued)

(c)
Inventories are valued at lower of cost and net realizable value and consist of $2.4 million (2009 — $2.9 million) of finished goods and $0.6 million (2009 — $2.3 million) of work in process. All of the inventories have been pledged as security pursuant to the terms of the senior secured credit facilities.

(d)
Investments include an interest in Hellas-Sat Consortium Limited, a satellite operator offering services in Europe, Middle East and Southern Africa, and an interest in Information Systems Associates Limited, a satellite service provider.

10. SATELLITES, PROPERTY AND OTHER EQUIPMENT

		Accumulated	Net Book
	Cost	Amortization	Value
December 31, 2010
Satellites	2,018,871	(505,606)	1,513,265
Earth stations	150,457	(45,599)	104,858
Transponders under capital lease	25,871	(10,491)	15,380
Office buildings and other	14,700	(8,823)	5,877
Construction in progress	354,742	—	354,742

	2,564,641	(570,519)	1,994,122

December 31, 2009
Satellites	2,018,871	(323,734)	1,695,137
Earth stations	149,085	(30,083)	119,002
Transponders under capital lease	28,048	(8,550)	19,498
Office buildings and other	31,735	(11,548)	20,187
Construction in progress	72,366	—	72,366

	2,300,105	(373,915)	1,926,190

The Company had two successful launches in 2009. The Nimiq 5 satellite was launched in September 2009, and was placed in service in October 2009. The Telstar 11N satellite was launched in February 2009, and was placed in service in March 2009. The current construction in progress amount relates primarily to satellite construction and related launch service costs for Telstar 14R/Estrela do Sul 2, Nimiq 6 and Anik G1.
Consistent with its accounting policy, the Company tests for asset impairment upon the occurrence of triggering events.
There were no triggering events in 2010 or 2009 and therefore no impairment charges were recorded. In 2008, the Company recorded a $2.4 million impairment charge relating to the Nimiq 3 satellite.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
11. GOODWILL AND INTANGIBLE ASSETS

		Accumulated	Net Book
December 31, 2010	Cost	Amortization	Value
Finite life intangible assets:
Revenue backlog	268,123	(110,162)	157,961
Customer relationships	197,920	(44,156)	153,764
Favourable leases	—	—	—
Concession rights	1,398	(186)	1,212
Transponder rights	28,497	(10,842)	17,655
Patents	59	(10)	49

	495,997	(165,356)	330,641
Indefinite life intangible assets:
Orbital slots	113,419	—	113,419
Trade name	17,000	—	17,000

Total intangible assets	626,416	(165,356)	461,060
Goodwill	2,446,603	—	2,446,603

Goodwill and intangible assets	3,073,019	(165,356)	2,907,663

		Accumulated	Net Book
December 31, 2009	Cost	Amortization	Value
Finite life intangible assets:
Revenue backlog	268,123	(77,210)	190,913
Customer relationships	197,920	(33,140)	164,780
Favourable leases	2,990	(1,774)	1,216
Concession rights	1,404	(94)	1,310
Transponder rights	29,550	(7,493)	22,057
Patents	59	(7)	52

	500,046	(119,718)	380,328
Indefinite life intangible assets:
Orbital slots	113,347	—	113,347
Trade name	17,000	—	17,000

Total intangible assets	630,393	(119,718)	510,675
Goodwill	2,446,603	—	2,446,603

Goodwill and intangible assets	3,076,996	(119,718)	2,957,278

The Company performed its annual impairment test on goodwill and indefinite life intangibles in 2010 by comparing the estimated fair value to the carrying value. The annual impairment test of goodwill and indefinite life intangibles did not result in any impairment in 2010 or in 2009. In 2008, the Company recorded a $483.0 million impairment charge to the orbital slots.
The Company only has one reporting unit with a corresponding goodwill balance of $2,446.6 million. The fair value of the reporting unit exceeds its carrying value on step one of the annual impairment test. The most significant assumptions used in step one of the impairment test were as follows:

At December 31,	2010	2009
Discount rate	10%	9.5%
Compounded annual growth rate (5 years)	6.7%	6.2%
Terminal year growth rate	3.0%	3.0%

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
11. GOODWILL AND INTANGIBLE ASSETS — (continued)
The Company believes the assumptions used to determine the fair value of the reporting unit are reasonable and are the most appropriate in the circumstances. If different assumptions were used, particularly with respect to forecasted cash flows or the discount rate, different estimates of fair value may have resulted and there could have been a risk of failing step one of the goodwill impairment test Actual operating results and the related cash flows of the reporting unit could differ from the estimated operating results and related cash flows used in the impairment analysis.
The Company recorded amortization expense on intangible assets of $45.5 million for the year ended December 31, 2010 (2009 — $54.8 million, 2008 — $55.5 million).
12. OTHER LIABILITIES

At December 31,	2010	2009
Other current liabilities	128,296	127,704
Other long-term liabilities	676,217	671,523

	804,513	799,227

Other liabilities include the following items and maturities:

	2011	2012	2013	2014	2015	Thereafter	Total
Deferred revenues and deposits	63,109	35,870	36,421	34,971	31,218	179,847	381,436
Derivative liabilities (note 18)	20,475	—	—	223,979	—	—	244,454
Capital lease liabilities (a)	3,656	3,975	4,368	4,154	751	—	16,904
Deferred satellites performance incentive payments	10,321	3,863	4,098	4,423	4,776	39,996	67,477
Interest payable	23,171	—	—	—	—	—	23,171
Dividends payable on senior preferred shares (note 14)	2,075	—	—	—	—	—	2,075
Pension and other post retirement liabilities (note 20)	491	—	—	—	—	23,703	24,194
Promissory note payable to Loral (note 22)	—	17,525	—	—	—	—	17,525
Tax indemnification payable to Loral	—	6,949	—	—	—	—	6,949
Potential tax liability	636	6,949	—	—	—	—	7,585
Asset retirement obligations	165	541	176	224	—	426	1,532
Unfavourable backlog	—	—	—	—	—	3,922	3,922
Unfavourable leases	—	—	—	—	—	926	926
Other liabilities (b)	4,197	—	—	—	—	2,166	6,363

	128,296	75,672	45,063	267,751	36,745	250,986	804,513

(a)	At December 31, 2010, interest payable related to the capital lease liabilities was $3.4 million (2009 — $5.3 million).

(b)	Other liabilities include items that are both current and long-term in nature. The long-term items are estimated to mature after 2015 due to uncertainty in settlement dates.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
13. DEBT FINANCING

At December 31,	2010	2009
Senior secured credit facilities (a):
Revolving facility	—	—
The Canadian term loan facility	170,000	185,000
The U.S. term loan facility (2010 — USD $1,702,350, 2009 — USD $1,719,900)	1,698,945	1,811,399
The U.S. term loan II facility (2010 — USD $146,225, 2010 — USD $147,725)	145,933	155,584
Senior Notes (USD $692,825) (b)	691,439	729,683
Senior Subordinated Notes (USD $217,175) (c) )	216,741	228,729

	2,923,058	3,110,395
Less: deferred financing costs and prepayment options (d)	(54,408)	(64,973)

	2,868,650	3,045,422
Less: current portion (net of deferred financing costs)	(96,848)	(23,602)

Long-term portion	2,771,802	3,021,820

(a)
The senior secured credit facilities are secured by substantially all of Telesat’s assets. Under the terms of these facilities, Telesat is required to comply with certain covenants including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions, and restrictions on transactions with affiliates. The financial covenant ratios include total debt to EBITDA for covenant purposes (earnings before interest, taxes, depreciation, amortization and other charges) and EBITDA for covenant purposes to interest expense. Both financial covenant ratios tighten over the term of the credit facility. At December 31, 2010 Telesat was in compliance with all of the required covenants.

Telesat was required to hedge, at fixed rates, prior to February of 2008, 50% of its floating interest rate debt for a three year period ending October 31, 2010. The Company has complied with this obligation and has no additional hedging requirements. These derivative instruments have not been designated as hedging instruments for accounting purposes.

Each tranche of the credit facility is subject to mandatory principal repayment requirements, which, in the initial years, are generally an annual amount representing 1% of the initial aggregate principal amount, payable quarterly. The senior secured credit facility has several tranches which are described below:

(i)
A revolving Canadian dollar denominated credit facility (the “revolving facility”) of up to $153 million is available to Telesat. This revolving facility matures on October 31, 2012 and is available to be drawn at any time. The drawn loans bear interest at the prime rate or LIBOR or Bankers’ Acceptance plus an applicable margin of 150 to 250 basis points per annum. Undrawn amounts under the facility are subject to a commitment fee. As of December 31, 2010, other than approximately $0.2 million in drawings related to letters of credit, there were no borrowings under this facility.

(ii)
The Canadian term loan facility was initially a $200 million facility denominated in Canadian dollars, with a maturity date of October 31, 2012. Loans under this facility bear interest at a floating rate of the Bankers’ Acceptance rate plus an applicable margin of 275 basis points per annum. The required repayments on the Canadian term loan facility are as follows:

Annual
Repayments
2011	90,000
2012	80,000

Total repayments	170,000

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
13. DEBT FINANCING — (continued)

The payments are generally made quarterly in varying amounts. The average interest rate was 3.63% for the year ended December 31, 2010 (2009 — 3.61%, 2008 — 6.57%). This facility had $170 million outstanding at December 31, 2010, which represents the full amount available, with principal repayments being made as required.

(iii)
The U.S. term loan was initially a $1,755 million facility denominated in U.S. dollars, bears interest at LIBOR plus an applicable margin of 300 basis points per annum, and has a maturity of October 31, 2014. The average interest rate was 3.28% for the year ended December 31, 2010 (2009 — 3.80%, 2008 — 6.35%). Principal repayments of U.S. $4.4 million are made on a quarterly basis, with a lump sum repayment of the remaining balance payable on the maturity date.

(iv)
The U.S. term loan II was initially a $150 million delayed draw facility denominated in U.S. dollars, bears interest at LIBOR plus an applicable margin of 300 basis points per annum, and has a maturity of October 31, 2014. The average interest rate was 3.28% for the year ended December 31, 2010 (2009 — 3.80%, 2008 — 6.17%). The U.S. term loan II facility was available to be drawn for 12 months after the closing of the Telesat Canada acquisition to fund capital expenditures. The undrawn amount of the U.S. term loan II was subject to a commitment fee. The facility was fully drawn at December 31, 2010. Principal repayments of U.S. $0.4 million are made on a quarterly basis, with a lump sum repayment of the remaining balance payable on the maturity date.

(b)
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

(d)
The U.S. term loan facilities, Senior Notes and Senior Subordinated Notes are presented on the balance sheet net of related deferred financing costs of $61.6 million (2009 — $73.1 million). The indenture agreements for the Senior Notes and Senior Subordinated Notes contain provisions for certain prepayment options which were fair valued at the time of debt issuance (note 18). The initial fair value impact of the prepayment options on the Senior Notes and Senior Subordinated Notes was an increase to the liabilities of $6.5 million and $2.7 million, respectively. These liability amounts are subsequently amortized using the effective interest rate method with carrying amounts of $4.9 million and $2.3 million respectively, at December 31, 2010 (2009 — $5.6 million and $2.5 million, 2008 — $6.3 million and $2.6 million).

The short-term and long-term portions of deferred financing costs and prepayment options are as follows:

At December 31,	2010	2009
Short-term deferred financing costs	12,165	11,462
Long-term deferred financing costs	49,433	61,593

	61,598	73,055
Long-term prepayment option — Senior notes	(4,928)	(5,631)
Long-term prepayment option — Senior subordination notes	(2,262)	(2,451)

	(7,190)	(8,082)

Total deferred financing costs and prepayment options	54,408	64,973

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
13. DEBT FINANCING — (continued)
The outstanding balance of debt financing, excluding deferred financing costs and prepayment options, will be repaid as follows (in millions of Canadian dollars):

2011	2012	2013	2014	2015	Thereafter	Total
109.0	99.0	19.0	1,787.9	691.4	216.8	2,923.1
14. SENIOR PREFERRED SHARES
Telesat issued 141,435 senior preferred shares with an issue price of $1,000 per Senior Preferred Share on October 31, 2007. The Senior Preferred Shares rank in priority, with respect to the payment of dividends and return of capital upon liquidation, dissolution or winding-up, ahead of the shares of all other classes of Telesat stock which have currently been created, as well as any other shares that may be created that by their terms rank junior to the senior preferred shares. Senior Preferred Shares are entitled to receive cumulative preferential dividends at a rate of 7% per annum on the Liquidation Value, being $1,000 per Senior Preferred Share plus all accrued and unpaid dividends (8.5% per annum following a Performance Failure, being a failure to pay annual dividends in cash or in Holding PIK Preferred Stock in any year, while such failure is continuing, the failure to redeem the Holding PIK Preferred Stock when submitted for redemption on or after the twelfth anniversary of the date of issue, or the failure to redeem Holding PIK Preferred Stock for which an offer of redemption is accepted following a Change of Control). Such annual dividend may be paid in cash, subject to the requirements of the CBCA, if such payment is permitted under the terms of (i) the senior secured credit facilities and (ii) the indentures governing the notes. If the cash payment is not permitted under the terms of the senior secured credit facilities, the dividends will be paid, subject to the requirements of the CBCA, in senior preferred shares based on an issue price of $1,000 per Senior Preferred Share. Dividends of $2.1 million (note 12) have been accrued at December 31, 2010 (2009 — $25.1 million) and dividends of $35.4 million were paid during year ended December 31, 2010 (2009 — $nil, 2008 — $nil).
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
15. CAPITAL STOCK
The authorized capital of the Company is comprised of: (i) an unlimited number of common shares, (ii) an unlimited number of voting participating preferred shares, (iii) an unlimited number of non-voting participating preferred shares, (iv) an unlimited number of redeemable common shares, (v) an unlimited number of redeemable non-voting participating preferred shares, (vi) 1,000 director voting preferred shares, and (vii) 325,000 senior preferred shares. None of the Redeemable Common Shares or Redeemable Non-Voting Participating Preferred Shares have been issued as at December 31, 2010.
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

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
15. CAPITAL STOCK — (continued)
There were 74,252,460 Common Shares issued and outstanding as at December 31, 2010 and 2009 with a stated value of $756 million.
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

There were 7,034,444 Voting Participating Preferred Shares issued and outstanding as at December 31, 2010 and 2009 with a stated value of $117 million.
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

There were 35,953,824 Non-Voting Participating Preferred Shares issued and outstanding as at December 31, 2010 and 2009 with a stated value of $424 million.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
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

•	The Director Voting Preferred Shares are redeemable at the option of the Company, at any time, at a redemption price of $10 per share.
There were 1,000 Director Voting Preferred Shares issued and outstanding as at December 31, 2010 and 2009 with a nominal stated value.
16. CASH FLOW INFORMATION

Year ended December 31,	2010	2009	2008
Cash and cash equivalents is comprised of:
Cash	129,217	89,679	26,584
Short term investments, original maturity 90 days or less	91,078	64,510	71,955

	220,295	154,189	98,539

Changes in operating assets and liabilities are comprised of:
Accounts and notes receivable	21,884	(2,021)	(3,303)
Other assets	(1,836)	15,693	(34,885)
Accounts payable and accrued liabilities	(22,484)	7,270	(12,947)
Other liabilities	(27,570)	(13,739)	99,994

	(30,006)	7,203	48,859

Year ended December 31,	2010	2009	2008
Non-cash investing and financing activities are comprised of:
Purchase of satellites, property and other equipment	24,775	5,026	3,595
Purchase of concession rights	—	—	1,230

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
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
The Company defines its capital as follows:

At December 31,	2010	2009
Shareholders’ equity, excluding accumulated other comprehensive loss	1,138,532	904,718
Debt financing, excluding deferred financing costs and prepayment options	2,923,058	3,110,395
Telesat manages its capital by measuring the financial covenant ratios contained in its senior secured credit agreement (the “credit agreement”), dated October 31, 2007 and which terminates in October 2014. As of December 31, 2010, the Company was subject to three financial covenant compliance tests: a maximum Consolidated Total Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for covenant purposes ratio test, a minimum Consolidated EBITDA for covenant purposes to Consolidated Interest Expense ratio test and a maximum Permitted Capital Expenditure Amount test. Compliance with financial covenants is measured on a quarterly basis, except for the maximum Permitted Capital Expenditure Amount which is only measured at the end of every fiscal year.
As of December 31, 2010, Telesat’s Consolidated Total Debt to Consolidated EBITDA for covenant purposes ratio, for credit agreement compliance purposes, was 4.59:1 (2009 — 5.50:1), which was less than the maximum test ratio of 6.50:1. The Consolidated EBITDA for covenant purposes to Consolidated Interest Expense ratio, for credit agreement compliance purposes, was 2.63:1 (2009 — 2.08:1), which was greater than the minimum test ratio of 1.60:1. The compliance test ratios become more restrictive over the term of the credit agreement.
The maximum Permitted Capital Expenditure Amount varies in each fiscal year with the opportunity to carry forward or carry back unused amounts based on conditions specified in the credit agreement. An additional amount of U.S. $500 million is also available over the term of the credit agreement for the construction or acquisition of up to four new satellites. For the fiscal year ended December 31, 2010, the Company’s Capital Expenditure Amount, as defined in the credit agreement, was $266.7 million (2009 — $257.5 million) and was in compliance with the credit agreement.
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

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
18. FINANCIAL INSTRUMENTS — (continued)
At December 31, 2010 and December 31, 2009, the current and long term portions of the fair value of the Company’s derivative assets and liabilities and the fair value methodologies used to calculate those values were as follows:

	Current	Long-term	Current	Long-term
December 31, 2010	assets	assets	liabilities	liabilities	Total
Cross currency basis swap	—	—	—	(192,456)	(192,456)
Interest rate swaps	—	—	(17,904)	(31,523)	(49,427)

Forward foreign exchange contracts	—	—	(2,571)	—	(2,571)
Prepayment option embedded derivatives	—	72,405	—	—	72,405

	—	72,405	(20,475)	(223,979)	(172,049)

	Current	Long-term	Current	Long-term
December 31, 2009	assets	assets	liabilities	liabilities	Total
Cross currency basis swap	—	—	—	(137,106)	(137,106)
Interest rate swaps	—	—	(6,020)	(41,724)	(47,744)

Forward foreign exchange contracts	—	—	(436)	—	(436)
Prepayment option embedded derivatives	—	15,914	—	—	15,914

	—	15,914	(6,456)	(178,830)	(169,372)

Reconciliation of fair value of derivative assets and liabilities
Opening fair value, December 31, 2009	(169,372)
Unrealized derivative losses	(13,955)
Realized derivative gains (losses) on:
Cross currency basis swap	1,183
Interest rate swaps	—
Forward foreign exchange contracts	1,604
Impact of foreign exchange	8,491

Fair value, December 31, 2010	(172,049)

At December 31,	2010	2009
Fair value methodology:
Net position determined using actively quoted prices (level 1)	—	—
Net position determined using observable data or market corroboration (level 2)	(172,049)	(169,372)
Net position determined using extrapolated data (level 3)	—	—

	(172,049)	(169,372)

Level 1 Quoted prices in active markets for identical assets or liabilities.
Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. For Telesat, this category includes forward foreign exchange contracts, the credit basis swap, interest rate swaps and the prepayment option embedded derivatives.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
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
The carrying amounts for cash and cash equivalents, trade receivables, promissory notes receivable, and accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. At December 31, 2010 the fair value of the debt financing is based on transactions and quotations from third parties excluding deferred financing costs considering market interest rates.
The carrying amounts and fair values of financial instruments were as follows as at:

	Carrying value
			Loans &
December 31, 2010	HFT	AFS	Receivables	Total	Fair value
Financial assets
Cash and cash equivalents	220,295	—	—	220,295	220,295
Accounts and notes receivable	—	—	44,109	44,109	44,109
Derivative financial instruments	72,405	—	—	72,405	72,405
Other assets	—	315	14,817	15,132	15,132

	292,700	315	58,926	351,941	351,941

	Carrying value
December 31, 2010	HFT	Other	Total	Fair value
Financial liabilities
Accounts payable and accrued liabilities	—	49,906	49,906	49,906
Debt financing (excluding deferred financing costs)	—	2,930,248	2,930,248	3,067,412
Derivative financial instruments	244,454	—	244,454	244,454
Other liabilities	—	266,692	266,692	276,990

	244,454	3,246,846	3,491,300	3,638,762

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
18. FINANCIAL INSTRUMENTS — (continued)

	Carrying value
			Loans &
December 31, 2009	HFT	AFS	Receivables	Total	Fair value
Financial assets
Cash and cash equivalents	154,189	—	—	154,189	154,189
Accounts and notes receivable	—	—	70,203	70,203	70,203
Derivative financial instruments	15,914	—	—	15,914	15,914
Other assets	6,970	474	5,351	12,795	12,795

	177,073	474	75,554	253,101	253,101

	Carrying value
December 31, 2009	HFT	Other	Total	Fair value
Financial liabilities
Accounts payable and accrued liabilities	—	43,413	43,413	43,413
Debt financing (excluding deferred financing costs)	—	3,118,477	3,118,477	3,104,151
Derivative financial instruments	185,286	—	185,286	185,286
Other liabilities	—	291,412	291,412	322,187

	185,286	3,453,302	3,638,588	3,655,037

Included in cash and cash equivalents are $91.9 million (2009 — $64.5 million) of short-term investments classified as Level 2 in the fair value hierarchy. Included in Other assets are $0.3 million (2009 — $0.5 million) of AFS securities classified as Level 3 in the fair value hierarchy.
The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at the balance sheet date of December 31, 2010.
Measurement of Risks
Credit Risk
Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. At December 31, 2010, the maximum exposure to credit risk is equal to the carrying value of the financial assets, $352 million (2009 — $253 million) as listed above. Cash and cash equivalents are invested with high quality investment grade financial institutions and are governed by the Company’s corporate investment policy, which aims to reduce credit risk by restricting investments to high-grade U.S. dollar and Canadian dollar denominated investments.
It is expected that the counterparties to our financial assets will be able to meet their obligations as they are institutions with strong credit ratings. Telesat regularly monitors the credit risk and credit exposure.
Telesat has a number of diverse customers, which limits the concentration of credit risk with respect to accounts receivable. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Telesat’s standard payment terms are 30 days. Interest at a rate of 1.5% per month, compounded monthly, is typically charged on balances remaining unpaid at the end of the standard payment terms. Telesat’s historical experience with customer defaults has been minimal. As a result, Telesat considers the credit quality of its North American customers to be high; however due to the additional complexities of collecting from its International customers the Company considers the credit quality of its International customers to be lower than the North American customers. At December 31, 2010, North American and International customers made up 38% and 62% of the outstanding trade receivable balance, respectively. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
18. FINANCIAL INSTRUMENTS — (continued)
The allowance for doubtful accounts at December 31, 2010 was $7.1 million (2009 — $8.7 million). A reconciliation of the allowance for doubtful accounts is as follows:

Allowance for doubtful accounts	2010	2009
Balance at January 1	8,708	5,410
Provision for receivables impairment	(1,324)	4,067
Receivables written off during the period as uncollectible	(256)	(769)

Balance at December 31	7,128	8,708

Foreign Exchange Risk
The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. At December 31, 2010, approximately $2,753 million of the $2,923 million total debt financing (before netting of deferred financing costs and prepayment options) is the Canadian dollar equivalent of the U.S. dollar denominated portion of the debt.
The Company has entered into a cross currency basis swap to economically hedge the foreign currency risk on a portion of its U.S. dollar denominated debt. At December 31, 2010, the Company had a cross currency basis swap of $1,187 million (2009 — $1,200 million) which requires the Company to pay Canadian dollars to receive U.S. $1,022 million (2009 — U.S. $1,033 million). At December 31, 2010, the fair value of this derivative contract was a liability of $192.5 million (2009 — liability of $137.1 million). The non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014.
Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At December 31, 2010, the Company had nine outstanding foreign exchange contracts which will require the Company to pay $188.3 million Canadian dollars (2009 — $21.5 million) to receive U.S. $185.0 million (2009 — U.S. $20.0 million) for future capital expenditures and interest payments. At December 31, 2010, the fair value of the derivative contracts was a liability of $2.6 million (2009 — liability of $0.4 million). Any non-cash gain or loss will remain unrealized until the contracts are settled. These forward contracts mature between January 31, 2011 and December 31, 2011.
The Company’s main currency exposures as at December 31, 2010 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing.
As at December 31, 2010, a 5 percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) the Company’s net earnings by approximately $151 million and increased (decreased) other comprehensive income by $2 million. This analysis assumes that all other variables, in particular interest rates, remain constant.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to economically hedge the interest rate risk related to variable rate debt financing.
On November 30, 2007, the Company entered into a series of five interest rate swaps to fix interest rates on U.S. $600 million of U.S. dollar denominated debt and $630 million of Canadian dollar denominated debt for an average term of 3.2 years. On August 25, 2009, the Company entered into delayed-start interest rate swaps related to the $630 million of Canadian dollar denominated debt to extend their maturities to October 31, 2014. On October 1, 2009, the Company entered into a delayed-start interest rate swap for an

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
18. FINANCIAL INSTRUMENTS — (continued)
additional CAD$300 million to fix the interest rate on Canadian dollar denominated debt from January 2011 to October 2014. As of December 31, 2010, the fair value of these derivative contracts was a liability of $49.4 million (2009 — liability of $47.8). These contracts mature on various dates between January 31, 2011 and October 31, 2014.
If the interest rates on the unhedged variable rate debt change by 0.25% this would result in a change in the net earnings of approximately $2.5 million for the year ended December 31, 2010.
Liquidity Risk
The Company maintains credit facilities to ensure it has sufficient available funds to meet current and foreseeable financial requirements. The following are the contractual maturities of financial liabilities as at December 31, 2010:

		Contractual
In millions of	Carrying	cash flows						After
Canadian dollars	amount	(undiscounted)	2011	2012	2013	2014	2015	2015
Accounts payable and accrued liabilities	49,906	49,906	49,906	—	—	—	—	—
Customer and other deposits	4,121	4,121	1,377	—	—	—	—	2,744
Deferred satellites performance incentive payments	70,808	100,357	17,898	7,985	7,910	7,909	7,908	50,747
Capital lease liabilities	16,904	20,273	5,030	5,030	5,030	4,408	775	—
Dividends payable on senior preferred shares (note 14)	2,075	2,075	2,075	—	—	—	—	—
Promissory note payable to Loral (note 22)	17,525	17,525	—	17,525	—	—	—	—
Tax indemnification payable to Loral	6,949	6,949	—	6,949	—	—	—	—
Other liabilities	3,940	3,940	3,940	—	—	—	—	—
Long term debt	2,942,899	3,733,469	298,973	264,140	181,830	1,940,202	781,914	266,410
Forward foreign exchange contacts	2,571	2,571	2,571	—	—	—	—	—
Interest rate swaps	49,427	87,474	34,805	18,625	18,574	15,470	—	—
Basis swap	192,456	108,556	28,623	28,418	28,066	23,449	—	—

	3,359,581	4,137,216	445,198	348,672	241,410	1,991,438	790,597	319,901

The carrying value of the deferred satellites performance incentive payments includes $3.3 million interest payable. The carrying value of the long-term debt includes $19.9 million of interest payable and excludes $61.6 million of financing costs and $7.2 million of prepayment options.
Correction of an immaterial error
During the fourth quarter of 2010, the Company identified an error in the accounting for prepayment options in its senior notes and senior subordinated notes (referred to as the “notes”) issued in June 2008. Under CICA Handbook Section 3855 “Financial Instruments — Recognition and Measurement”, the prepayment options are considered embedded derivatives that should be separated from the notes and accounted for as derivatives recorded at fair value at inception and marked to market each reporting period thereafter. As a result, the Company has decreased its net earnings for 2008 by $8.9 million and increased its net earnings in 2009 by $16.7 million.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
18. FINANCIAL INSTRUMENTS — (continued)
After considering both quantitative and qualitative information applicable to the error, the Company believes that the error is not material to its previously issued historical consolidated financial statements. As a result, the Company has corrected its consolidated financial statements for the years ended December 31, 2009 and 2008, including the opening accumulated deficit, in these financial statements. The Company does not believe this error to be material as the mark to market adjustment on the embedded derivatives at each historical reporting period does not impact cash flows from operating activities and does not have a significant impact on the Company’s earnings for the years ended December 31, 2009 and 2008. Furthermore, this error did not impact the Company’s compliance with its debt covenants.
The impact on the Company’s consolidated financial statements for 2008 and 2009 is as follows:

Adjustments to the consolidated financial statements: debit (credit)	2009	2008
Impact on consolidated balance sheet:
Other long-term assets	15,915	—
Debt financing	788	(8,870)
Accumulated deficit	(16,703)	8,870
Impact on consolidated statement of earnings:
Interest expense	(788)	(328)
(Loss) gain on changes in fair value of financial instruments	(17,411)	9,966
Gain (loss) on foreign exchange	1,496	(768)

Impact on net earnings	(16,703)	8,870

While the Company’s Canadian GAAP financial statements have been corrected as described above, its net earnings under United States GAAP are not impacted by this error. Prepayment options in the notes represent embedded derivatives under Canadian GAAP, but not under United States GAAP. As a result, the December 31, 2009 and 2008 reconciliations from Canadian GAAP to United States GAAP contained in Note 23 to these financial statements, have been corrected to show an increase of $16.7 million and a decrease of $8.9 million, respectively, in Canadian GAAP net earnings, with an equal and offsetting United States GAAP adjustment, since this item has no impact on the Company’s reported results under United States GAAP.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
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

	Time Vesting Option Plans		Performance Vesting Option Plan
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price ($)	of Options	Price ($)
Outstanding, January 1, 2010	7,303,705	11.07	1,453,814	11.07
Granted	10,067	16.50	12,305	16.50
Exercised	—	—	—	—
Forfeited	(47,820)	11.07	(58,447)	11.07
Expired	—	—	—	—

Outstanding December 31, 2010	7,265,952	11.08	1,407,672	11.12

Options exercisable at December 31, 2010	4,173,018		526,252

	Options Outstanding		Options Exercisable
		Weighted-
		Average
		Remaining
At December 31, 2009	Number	Life	Number
Exercise price $11.07	8,757,519	8 years	2,903,060
The assumptions used to determine the stock-based compensation expense under the Black-Scholes option pricing model were as follows:

	December 31,	December 31,
	2010	2009
Compensation cost (credited to contributed surplus)	5,653	5,649
Number of stock options granted	22,372	1,351,740
Weighted-average fair value per option granted ($)	16.50	4.76
Weighted average assumptions:
Dividend yield	—%	—%
Expected volatility	31.1%	30.0%

Risk-free interest rate	3.85%	2.98%

Expected life (years)	10	10

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
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
The Company provides certain health care and life insurance benefits for some of its retired employees and their dependents. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for the pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.
The changes in the benefit obligations and in the fair value of assets and the funded status of the defined benefit plans were as follows:

	December 31, 2010
Pension and other benefits	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2010	151,977	22,433	174,410
Current service cost	2,630	232	2,862
Interest cost	9,665	1,237	10,902
Actuarial (gains) losses	19,165	(1,250)	17,915
Benefit payments	(9,379)	(856)	(10,235)
Employee contributions	1,386	32	1,418
Plan amendments	—	(236)	(236)

Benefit obligation, December 31, 2010	175,444	21,592	197,036

	December 31, 2010
Pension and other benefits	Pension	Other	Total
Change in fair value of plan assets
Fair value of plan assets, January 1, 2010	150,746	—	150,746
Return on plan assets	15,339	—	15,339
Benefit payments	(9,379)	(856)	(10,235)
Employee contributions	1,386	32	1,418
Employer contributions	8,143	824	8,967

Fair value of plan assets, December 31, 2010	166,235	—	166,235

Funded status
Plan surplus (deficit)	(9,209)	(21,592)	(30,801)
Unamortized net actuarial (gain) loss	29,406	(2,602)	26,804

Accrued benefit asset (liability)	20,197	(24,194)	(3,997)

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
20. EMPLOYEE BENEFIT PLANS — (continued)

	December 31, 2009
Pension and other benefits	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2009	126,754	21,252	148,006
Current service cost	1,963	260	2,223
Interest cost	9,470	1,444	10,914
Actuarial (gains) losses	23,975	408	24,383
Benefit payments	(11,899)	(953)	(12,852)
Employee contributions	1,714	22	1,736

Benefit obligation, December 31, 2009	151,977	22,433	174,410

	December 31, 2009
Pension and other benefits	Pension	Other	Total
Change in fair value of plan assets
Fair value of plan assets, January 1, 2009	138,293	—	138,293
Return on plan assets	20,692	—	20,692
Benefit payments	(11,899)	(953)	(12,852)
Employee contributions	1,714	22	1,736
Employer contributions	1,946	931	2,877

Fair value of plan assets, December 31, 2009	150,746	—	150,746

Funded status
Plan surplus (deficit)	(1,231)	(22,433)	(23,664)
Unamortized net actuarial (gain) loss	15,430	(1,394)	14,036

Accrued benefit asset (liability)	14,199	(23,827)	(9,628)

The fair value of the pension plan assets consists of the following asset categories:

At December 31,	2010	2009
Equity securities	61%	60%
Fixed income instruments	36%	37%
Short-term investments	2%	3%
Other	1%	—

Total	100%	100%

Pension plan assets are valued as at the measurement date of December 31 each year.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
20. EMPLOYEE BENEFIT PLANS — (continued)
The significant weighted-average assumptions adopted in measuring the Company’s pension and other benefit obligations were as follows:

	Pension	Other	Pension	Other
	December 31, 2010		December 31, 2009
Accrued benefit obligation
Discount rate	5.5%	5.5%	7.5%	7.5%

Rate of compensation increase	3.0%	—	3.5%	3.5%

Benefit costs for the periods ended
Discount rate	6.4%	6.4%	6.4%	6.4%

Expected long-term rate of return on plan assets	7.0%	—	7.5%	—
Rate of compensation increase	3.5%	—	3.5%	3.5%
For measurement purposes, the medical trend rate for drugs was assumed to be 10.5% for 2010, decreasing by 1% per annum, to a rate of 4.5% per annum in 2016. The health care cost trend was assumed to be 9% grading down to 5% in 2018. Other medical trend rates were assumed to be 4.5%.
The net benefit expense included the following components:

	Pension	Other	Total	Pension	Other	Total	Pension	Other	Total
	Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
Current service cost	2,630	232	2,862	1,963	260	2,223	3,926	433	4,359
Interest cost	9,665	1,237	10,902	9,470	1,444	10,914	9,271	1,745	11,016
Expected return on plan assets	(10,231)	—	(10,231)	(10,011)	—	(10,011)	(12,686)	—	(12,686)
Amortization	81	(284)	(203)	(65)	(144)	(209)	—	—	—

Net benefit expense	2,145	1,185	3,330	1,357	1,560	2,917	511	2,178	2,689

Sensitivity of assumptions
The impact of a hypothetical 1% change in the health care cost trend rate on the other post-retirement benefit obligation and the aggregate of service and interest cost would have been as follows:

		Aggregate of
	Benefit	service and
	obligation	interest cost
As reported	21,592	1,469
Impact of increase of 1% point	1,746	137
Impact of decrease of 1% point	(1,483)	(114)
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

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
21. COMMITMENTS AND CONTINGENT LIABILITIES
Off balance sheet commitments include operating leases, commitments for future capital expenditures and other future purchases.

Off balance sheet commitments	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	26,720	21,180	19,115	16,257	11,350	39,234	133,856
Purchase commitments — Satellite programs	257,359	164,352	365	394	425	7,090	429,985

Total off balance sheet commitments	284,079	185,532	19,480	16,651	11,775	46,324	563,841

Certain of the Company’s satellite transponders, offices, warehouses, earth stations, vehicles, and office equipment are leased under various terms. The aggregate lease expense for the year ended December 31, 2010, and the year ended December 31, 2009 was $29.1 million, and $34.5 million respectively. The expiry terms range from January 2011 to January 2043.
Telesat has entered into contracts for the construction and launch of Telstar 14R/Estrela do Sul 2 (targeted for launch in mid-2011), Nimiq 6 (targeted for launch in 2012), and Anik G1 (targeted for launch in 2012). The total outstanding commitments at December 31, 2010 are in U.S. dollars.
Telesat has agreements with various customers for prepaid revenues on several satellites which take effect on final acceptance of the spacecraft. Telesat is responsible for operating and controlling these satellites. Customer prepayments of $377.1 million (2009 — $358.4 million), refundable under certain circumstances, are reflected in other liabilities, both current and long-term.
In the normal course of business, the Company has executed agreements that provide for indemnification and guarantees to counterparties in various transactions. These indemnification undertakings and guarantees may require the Company to compensate the counterparties for costs and losses incurred as a result of certain events including, without limitation, loss or damage to property, change in the interpretation of laws and regulations (including tax legislation), claims that may arise while providing services, or as a result of litigation that may be suffered by the counterparties. The nature of substantially all of the indemnification undertakings prevents the Company from making a reasonable estimate of the maximum potential amount the Company could be required to pay counterparties as the agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has not made any significant payments under such indemnifications.
Telesat and Loral have entered into an indemnification agreement whereby Loral will indemnify Telesat for any tax liabilities for taxation years prior to 2007. Likewise, Telesat will indemnify Loral for the settlement of any tax receivables for taxation years prior to 2007.
Telesat Canada’s Anik F1 satellite, built by Boeing and launched in November 2000, has defective solar arrays that have caused a drop in power output on the satellite and reduced its operational life. Telesat Canada filed a claim for Anik F1 as a constructive total loss under its insurance policies and received an amount from its insurers in settlement of that claim. Telesat Canada continues to seek recovery of approximately $11 million, as noted below. In November 2006, Telesat Canada commenced arbitration proceedings against Boeing. A portion of its claim was in respect of the subrogated rights of its insurers. Telesat Canada is alleging in this proceeding that Boeing was grossly negligent and/or engaged in willful misconduct in the design and manufacture of the Anik F1 satellite and in failing to warn Telesat Canada prior to the launch of a material deficiency in the power performance of a similar satellite previously launched. The arbitration tribunal has been constituted and Telesat Canada has filed its Statement of Claim seeking approximately $331 million plus costs and post-award interest. Boeing has responded by alleging that Telesat Canada failed to obtain

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
21. COMMITMENTS AND CONTINGENT LIABILITIES — (continued)
what it asserts to be contractually required waivers of subrogation rights such that, if Telesat Canada is successful in obtaining an award which includes an amount in respect of the subrogated rights of the insurers, Boeing is entitled to off-setting damages in that amount. This amount is alleged to be as much as approximately U.S. $182 million. Boeing also asserts that Telesat Canada owes Boeing performance incentive payments pursuant to the terms of the satellite construction contract in the amount of approximately U.S. $5.5 million. Telesat Canada and Boeing are now engaged in exchanging further documentary evidence. The hearing currently is scheduled to commence in April 2012. While it is not possible to determine the ultimate outcome of the arbitration, Telesat Canada intends to vigorously prosecute its claims and defend its position that no liability is owed Boeing in connection with the dispute and that, in the circumstances of this case, it was not contractually required to obtain waivers of the subrogation rights at issue.
Telesat Canada filed a claim with its insurers on December 19, 2002 for Anik F1 as a constructive total loss under its insurance policies for losses suffered as a result of the power loss on the satellite. In March 2004, Telesat reached a settlement agreement with its insurers pursuant to which the insurers made an initial payment in 2004 of U.S. $136.2 million, with potential additional payments to be made according to the amount of degradation of the power on Anik F1 through 2007. In December 2005, a number of insurers elected to pay a discounted amount, equal to U.S. $26.2 million, of the proceeds potentially due in 2007. In October 2007, Telesat submitted final claims to its insurers for approximately U.S. $20 million as a result of the continued power degradation. In January 2008, those insurers disputed Telesat’s determination of the available power, contending that the final payment should be approximately U.S. $2.7 million. During 2008, one insurer paid Telesat approximately U.S. $2.0 million in full settlement of its share of Telesat’s claim. Telesat advised the insurers of its intention to proceed with arbitration of the dispute, and on July 30, 2009, Telesat served its Claim in accordance with the procedural rules governing the arbitration. The insurers served their Statement of Defense on October 16, 2009. In January 2011, Telesat reached a compromise settlement with three insurance underwriters. As a result, the amount in dispute now totals approximately U.S. $11 million. The remaining parties are engaged in production of documents and exchange of witness statements. The hearing currently is scheduled to commence in September 2011. While it is not possible to determine the ultimate outcome of the arbitration, Telesat Canada intends to vigorously prosecute its claim.
22. RELATED PARTY TRANSACTIONS
Related parties include PSP Investments and Loral, the common shareholders, together with their subsidiaries and affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Year ended December 31,	2010	2009	2008
Service revenues	3,998	6,360	3,560
Operations and administration	5,618	7,820	6,100
Capital expenditures — Satellites, property and other equipment	168,040	97,815	83,203
Dividends on senior preferred shares (note 14)	12,339	13,540	9,855
Interest expense	1,004	660	195

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
22. RELATED PARTY TRANSACTIONS — (continued)
The balances with related parties are as follows:

At December 31,	2010	2009
Accounts receivable	428	1,019
Other long-term assets	2,332	2,461
Accounts payable and accrued liabilities	51	1,234
Other current liabilities	1,003	—
Other long-term liabilities	22,418	15,401
Note and interest payable at end of period	17,525	12,210
Dividends payable on senior preferred shares (note 14)	2,075	25,090
Senior preferred shares (note 14)	141,435	141,435
Dividends of $35.4 million on the senior preferred shares were paid during the year ended December 31, 2010 (2009 — $nil, 2008 — $nil).
Telesat has entered into contracts for the construction of Telstar 14R/Estrela do Sul 2, Nimiq 6 and Anik G1 with Loral. The total outstanding commitments at December 31, 2010 were $187.4 million (2009 — $225.1 million).
23. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP
The Company has prepared these consolidated financial statements according to Canadian GAAP. The following tables are a reconciliation of differences relating to the statement of (loss) earnings and total Shareholders’ equity reported according to Canadian GAAP and United States GAAP (“U.S. GAAP”).
Reconciliation of Net Earnings (Loss)

Year ended December 31,	2010	2009	2008
Canadian GAAP — Net earnings (loss)	228,191	430,765	(831,271)
(Losses) gains on embedded derivatives (a)	(11,601)	(35,480)	20,118
(Losses) gains on prepayment option embedded derivatives (a)	(57,384)	(16,702)	8,870
Sales type lease — operating lease for U.S. GAAP (b)	—	1,514	18,808
Capital lease — operating lease for U.S. GAAP (b)	—	(1,567)	(7,584)
Lease amendments (c)	125	719	(1,233)
Dividends on senior preferred shares (d)	12,339	13,540	9,855
Tax effect of above adjustments (e)	2,851	10,510	(8,761)
Uncertainty in income taxes (f)	(1,255)	(8,053)	(6,875)

U.S. GAAP — Net earnings (loss)	173,266	395,246	(798,073)
Other comprehensive (loss) earnings items:
Change in currency translation adjustment	1,312	214	(7,143)
Net actuarial plans cost (g)
Net actuarial losses	(9,524)	(9,373)	(1,169)
Net transitional assets	—	—	—

U.S. GAAP — Comprehensive earnings (loss)	165,054	386,087	(806,385)

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
23. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP — (continued)
Accumulated Other Comprehensive Loss

Year ended December 31,	2010	2009	2008
Cumulative translation adjustment, net of tax	(6,216)	(7,528)	(7,742)
Net benefit plans cost (g)
Net actuarial losses	(20,065)	(10,541)	(1,169)

Accumulated other comprehensive loss	(26,281)	(18,069)	(8,911)

Reconciliation of Total Shareholders’ Equity

Year ended December 31,	2010	2009
Canadian GAAP	1,132,325	897,296
Adjustments
Gains on embedded derivatives (a)	(26,189)	(14,588)
Gains on prepayment option embedded derivatives (a)	(65,216)	(7,832)
Net actuarial losses (g)	(20,065)	(10,541)
Sales type lease — operating lease for U.S. GAAP (b)	23,070	23,070
Capital lease — operating lease for U.S. GAAP (b)	(9,229)	(9,229)
Lease amendment (c)	(398)	(619)
Tax effect of above adjustments (e)	4,875	2,024
Uncertainty in income taxes (f)	(18,831)	(17,576)

U.S. GAAP	1,020,342	862,005

Description of United States GAAP adjustments:
(a)	Derivatives and embedded derivatives

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

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
23. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP — (continued)

In accordance with U.S. GAAP, all derivative instruments embedded in contracts are recorded on the balance sheet at fair value. The Company denominates many of its long-term international purchase contracts in U.S. dollars resulting in embedded derivatives. This exposure to the U.S. dollar is partially offset by revenue contracts that are also denominated in U.S. dollars. For Canadian GAAP, the Company has elected to account for such contracts as single instruments, resulting in a U.S. GAAP reconciling item. At December 31, 2010, the fair value of assets resulting from embedded derivatives was $8.4 million (2009 — $20.0 million), while the year to date loss was $11.6 million (2009 — loss of $35.5 million, 2008 — gain of $20.1 million).

Prepayment option embedded derivatives

Under Canadian GAAP prepayment options on the Company’s senior notes and senior subordinated notes are considered embedded derivatives that should be separately accounted for as derivatives and recorded at fair value at inception and marked to market each reporting period thereafter. Under U.S. GAAP, these embedded prepayment options were considered to be clearly and closely related to the host debt instruments and as a result were not accounted for as embedded derivatives (see Note 18).

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

The income tax adjustment reflects the impact the U.S. GAAP adjustments described above have on income taxes. Included in the figures presented in the table above is the effect of tax rate changes applied to the accumulated gains and losses on embedded derivatives and to certain lease transactions classified as operating leases as discussed above. The impact on the statement of operations of the tax rate changes for the year ended December 31, 2010 was a nominal amount (2009 — recovery of $1.8 million, 2008 — expense of $0.6 million).

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
23. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP — (continued)
(f)	Uncertainty in income taxes

Effective January 1, 2007 the Company adopted the recognition requirements of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109. FIN 48, which has been primarily codified into FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides specific guidance on the recognition, derecognition and measurement of income tax positions in financial statements, including the accrual of related interest and penalties recorded in interest expense. An income tax position is recognized when it is more likely than not that it will be sustained upon examination based on its technical merits, and is measured as the largest amount that is greater than 50% likely of being realized upon ultimate settlement. Under Canadian GAAP, significant differences exist as Telesat recognizes and measures income tax positions, based on the best estimate of the amount that is more likely than not of being realized.

(g)	Net benefit plans cost

Effective December 31, 2006, the Company adopted the recognition requirements of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, on a prospective basis. SFAS No. 158 has been primarily codified into ASC 715, Compensation.

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

At December 31, 2010, the balance sheet was adjusted such that actuarial losses and the transitional asset and obligation that have not yet been included in net benefit plans cost at December 31, 2010 were recognized as components of accumulated other comprehensive loss, net of tax. The adjustment at December 31, 2010 resulted in an increase of $9.5 million in accumulated other comprehensive loss, net of tax of $3.2 million (2009 — an increase of $9.4 million in accumulated other comprehensive loss, net of tax of $3.0 million, 2008 — an increase of $1.2 million in accumulated other comprehensive loss, net of tax of $0.3 million).

Transaction costs on long-term debt
Under Canadian GAAP, transaction costs of $61.6 million (2009 — $73.1 million) related to the issuance of long-term debt are netted against the long-term debt. Under U.S. GAAP these costs are recognized as deferred charges. This results in a U.S. GAAP reconciling item to reflect the different classification on the balance sheet.
Reporting disposal gains or losses of long-lived assets
Under Canadian GAAP, gains or losses on disposal of long-lived assets were included in Other income (expense). Under U.S. GAAP a gain or loss recognized on the sale of a long-lived asset shall be included in income from operations, which would result in an increase of earnings from operations and a decrease in non-operating earnings of $3.8 million for the year ended December 31, 2010 (2009 — a decrease of $33.4 million, 2008 — an increase of $0.3 million).
Statement of cash flows
There are no material differences in the consolidated statement of cash flows under U.S. GAAP other than the impact of the items identified above.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
23. RECONCILIATION OF CANADIAN GAAP TO UNITED STATES GAAP — (continued)
Recent Accounting Pronouncements
In October 2009, the FASB issued ASU No. 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenues in the absence of vendor-specific objective evidence or third party evidence of selling price for deliverables using a selling price hierarchy associated with the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect that the adoption of ASU 2009-13 will have a material impact on our consolidated results of operations or financial condition.
In January 2010, the FASB issued ASU No. 2010-06, which updates the guidance in ASC Topic 820 Fair Value Measurements and Disclosures, related to disclosures about fair value measurements. This amendment will require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers, as well as to present separately, in the reconciliation for fair value measurements in Level 3, information about purchases, sales, issuances and settlements on a gross basis rather than as one net amount. Currently, the Company only has Level 2 fair value measurements. The ASU also amends ASC Subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities, as well as disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. These new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance has not had, and is not expected to have, a material impact on our financial position or results of operations.
In April 2010, the FASB issued ASU No. 2010-17 Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development deliverables or units of accounting under which a vendor satisfies its performance obligations over a period of time. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for such milestones achieved in fiscal years beginning on or after June 15, 2010, and, in the Company’s case, our fiscal 2011. We will not pursue early adoption of ASU 2010-17, so the effect of this guidance will be limited to future transactions. We do not expect that the adoption of ASU 2010-17 will have a material impact on our consolidated results of operations or financial condition.
24. SUBSEQUENT EVENT
On March 1, 2011, Telesat Canada and one of its subsidiaries (“Telesat”) entered into agreements (the “Assignment and Assumption Agreements”) with Loral Space & Communications Inc. and one of its subsidiaries (“Loral”) pursuant to which Loral will assign to Telesat and Telesat will assume from Loral all of Loral’s rights and obligations with respect to the Canadian payload on the ViaSat-1 satellite, which is being built by Space Systems/Loral, Inc., and all related agreements. Under the Assignment and Assumption Agreements, Loral will receive from Telesat US$13 million and will be reimbursed approximately US$48.2 million of net costs incurred through closing of the sale, including under the Consulting Services Agreement and the Service Agreement which will terminate. Also, if Telesat obtains any non-geostationary capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers during the first four years after the commencement of service using the supplemental capacity. In connection with the sale, Loral will also assign to Telesat and Telesat will assume Loral’s 15-year contract with Barrett Xplore Inc. for ViaSat 1. This transaction is expected to be completed in March 2011.

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 11.0% Senior Notes and the 12.5% Senior Subordinated Notes were co-issued by Telesat LLC and Telesat Canada, (“the Issuers”) which are 100% owned subsidiaries of Telesat Holdings, and were guaranteed fully and unconditionally, on a joint and several basis, by Telesat Holdings and certain of its subsidiaries.
The condensed consolidating financial information below for the years ended December 31, 2010, 2009 and 2008 are presented pursuant to Article 3-10(d) of Regulation S-X. The information presented consists of the operations of Telesat Holdings. Telesat Holdings primarily holds investments in subsidiaries and equity. Telesat LLC is a financing subsidiary that has no assets, liabilities or operations.
The condensed consolidating financial information reflects the investments of Telesat Holdings in the Issuers, of the Issuers in their respective Guarantor and Non-Guarantor subsidiaries and of the Guarantors in their Non-Guarantor subsidiaries using the equity method.
Condensed Consolidating Balance Sheet
As at December 31, 2010

	Telesat	Telesat		Guarantor	Non-guarantor
	Holdings	LLC	Telesat Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	—	—	196,682	21,135	2,478	—	220,295
Accounts receivable	—	—	28,744	13,593	1,772	—	44,109
Current future tax asset	—	—	1,582	175	143	—	1,900
Intercompany receivable	—	—	219,035	202,459	112,436	(533,930)	—
Other current assets	—	—	12,291	7,482	6,703	—	26,476

Total current assets	—	—	458,334	244,844	123,532	(533,930)	292,780

Satellites, property and other equipment, net	—	—	1,643,419	333,126	17,577	—	1,994,122
Other long-term assets	—	—	107,568	4,622	626	—	112,816
Intangible assets, net	—	—	443,945	16,929	186	—	461,060
Investment in affiliates	1,311,220	—	1,295,517	1,484,866	261	(4,091,864)	—
Goodwill	—	—	2,078,056	343,876	24,671	—	2,446,603

Total assets	1,311,220	—	6,026,839	2,428,263	166,853	(4,625,794)	5,307,381

Liabilities
Current liabilities
Accounts payable and accrued liabilities	—	—	31,667	15,096	3,143	—	49,906
Intercompany payable	35,385	—	124,484	374,061	—	(533,930)	—
Other current liabilities	2,075	—	120,165	1,534	4,522	—	128,296
Debt due within one year	—	—	96,847	1	—	—	96,848

Total current liabilities	37,460	—	373,163	390,692	7,665	(533,930)	275,050
Debt financing	—	—	2,771,802	—	—	—	2,771,802
Future tax liability	—	—	305,548	(88)	5,092	—	310,552
Other long-term liabilities	—	—	649,904	12,546	13,767	—	676,217
Senior preferred shares	141,435	—	—	—	—	—	141,435

Total liabilities	178,895	—	4,100,417	403,150	26,524	(533,930)	4,175,056

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

		Telesat		Guarantor	Non-guarantor
	Telesat Holdings	LLC	Telesat Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Shareholders’ equity
Common shares	756,414	—	2,320,730	1,896,596	104,434	(4,321,760)	756,414

Preferred shares	541,764	—	—	—	—	—	541,764
Accumulated deficit	(176,396)	—	(471,353)	199,084	31,828	240,441	(176,396)

Accumulated other comprehensive loss	(6,207)	—	63	(10,045)	3,777	6,205	(6,207)
Contributed surplus	16,750	—	76,982	(60,522)	290	(16,750)	16,750

Total shareholders’ equity	1,132,325	—	1,926,422	2,025,113	140,329	(4,091,864)	1,132,325

Total liabilities and shareholders’ equity	1,311,220	—	6,026,839	2,428,263	166,853	(4,625,794)	5,307,381

Reconciliation to U.S. GAAP of total shareholders’ equity is as follows:
Canadian GAAP	1,132,325	—	1,926,422	2,025,113	140,329	(4,091,864)	1,132,325

Underlying differences in the income (loss) from equity investments	(111,983)	—	(239)	(239)	—	112,461	—
Embedded derivatives	—	—	(91,405)	—	—	—	(91,405)

Net actuarial gains (losses)	—	—	(20,065)	—	—	—	(20,065)
Sales type lease — operating lease for U.S. GAAP	—	—	23,070	—	—	—	23,070
Capital lease — operating lease for U.S. GAAP	—	—	(9,229)	—	—	—	(9,229)
Lease amendments	—	—	—	—	(398)	—	(398)

Tax effect of above adjustments	—	—	4,716	—	159	—	4,875
Uncertainty in income taxes	—	—	(18,831)	—	—	—	(18,831)

U.S. GAAP	1,020,342	—	1,814,439	2,024,874	140,090	(3,979,403)	1,020,342

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Earnings (Loss)
For the year ended December 31, 2010

	Telesat	Telesat		Guarantor	Non-guarantor
	Holdings	LLC	Telesat Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues
Service revenues	—	—	736,980	86,413	23,839	(46,088)	801,144

Equipment sales revenues	—	—	8,709	11,636	—	(128)	20,217

Total operating revenues	—	—	745,689	98,049	23,839	(46,216)	821,361

Amortization	—	—	195,287	51,823	4,084	—	251,194
Operations and administration	—	—	138,483	74,363	19,758	(46,137)	186,467
Cost of equipment sales	—	—	6,791	8,863	—	(79)	15,575

Total operating expenses	—	—	340,561	135,049	23,842	(46,216)	453,236

Earnings (loss) from operations	—	—	405,128	(37,000)	(3)	—	368,125
Income (loss) from equity investments	240,530	—	(36,162)	(31,196)	—	(173,172)	—
Interest expense	(12,339)	—	(239,059)	52	(1,740)	—	(253,086)

(Loss) gain on changes in fair value of financial instruments	—	—	(11,168)	—	—	—	(11,168)
Gain (loss) on foreign exchange	—	—	162,921	7,365	(6,288)	—	163,998
Other income (expense)	—	—	2,757	1,663	(81)	—	4,339

Earnings (loss) before income taxes	228,191	—	284,417	(59,116)	(8,112)	(173,172)	272,208
Income tax recovery (expense)	—	—	(43,887)	(906)	776	—	(44,017)

Net earnings (loss)	228,191	—	240,530	(60,022)	(7,336)	(173,172)	228,191

Reconciliation to U.S. GAAP is as follows:
Income (loss) from equity investments	(67,264)	—	37	37	—	67,190	—
Embedded derivatives	—	—	(68,985)	—	—	—	(68,985)

Lease amendments	—	—	—	—	125	—	125
Dividends on senior preferred shares	12,339	—	—	—	—	—	12,339
Tax effect of above adjustments	—	—	2,939	—	(88)	—	2,851
Uncertainty in income taxes	—	—	(1,255)	—	—	—	(1,255)

U.S. GAAP net earnings (loss)	173,266	—	173,266	(59,985)	(7,299)	(105,982)	173,266

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Cash Flow
For the year ended December 31, 2010

	Telesat	Telesat		Guarantor	Non-guarantor
	Holdings	LLC	Telesat Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from (used in) operating activities
Net earnings (loss)	228,191	—	240,530	(60,022)	(7,336)	(173,172)	228,191

Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Amortization	—	—	195,287	51,823	4,084	—	251,194
Future income taxes	—	—	42,757	(117)	(902)	—	41,738
Unrealized foreign exchange (gain) loss	—	—	(168,787)	(7,534)	6,273	—	(170,048)
Unrealized (gain) loss on derivatives	—	—	13,955	—	—	—	13,955
Dividends on senior preferred shares	2,075	—	—	—	—	—	2,075
Stock-based compensation expense	—	—	4,908	554	191	—	5,653
(Income) loss from equity investments	(240,530)	—	36,162	31,196	—	173,172	—
(Gain) loss on disposal of assets	—	—	(3,754)	(72)	—	—	(3,826)
Other	—	—	(24,600)	(315)	(183)	—	(25,098)

Customer prepayments on future satellite services	—	—	30,982	—	—	—	30,982
Operating assets and liabilities	10,294	—	(45,094)	2,798	1,996	—	(30,006)

	30	—	322,346	18,311	4,123	—	344,810

Cash flows from (used in) investing activities
Satellite programs	—	—	(257,725)	—	—	—	(257,725)
Property additions	—	—	(2,299)	(1,556)	(111)	—	(3,966)
Proceeds on disposal of assets	—	—	26,782	144	—	—	26,926
Dividends received	—	—	10,000	—	—	(10,000)	—

	—	—	(223,242)	(1,412)	(111)	(10,000)	(234,765)

Cash flows from (used in) financing activities
Repayment of debt financing	—	—	(34,946)	—	—	—	(34,946)
Dividends paid on preferred shares	(30)	—	—	—	—	—	(30)
Capital lease payments	—	—	—	—	(3,306)	—	(3,306)
Satellite performance incentive payments	—	—	(5,099)	—	—	—	(5,099)
Dividends paid	—	—	—	(10,000)	—	10,000	—

	(30)	—	(40,045)	(10,000)	(3,306)	10,000	(43,381)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	4	(562)	—	(558)
Increase (decrease) in cash and cash equivalents	—	—	59,059	6,903	144	—	66,106
Cash and cash equivalents, beginning of period	—	—	137,623	14,232	2,334	—	154,189

Cash and cash equivalents, end of period	—	—	196,682	21,135	2,478	—	220,295

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Balance Sheet
As at December 31, 2009

	Telesat	Telesat		Guarantor	Non-guarantor
	Holdings	LLC	Telesat Canada	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	—	—	137,623	14,232	2,334	—	154,189
Accounts receivable	—	—	51,447	15,591	3,165	—	70,203
Current future tax asset	—	—	1,703	350	131	—	2,184
Intercompany receivable	—	—	249,103	150,490	120,038	(519,631)	—
Other current assets	—	—	13,758	8,234	7,026	—	29,018

Total current assets	—	—	453,634	188,897	132,694	(519,631)	255,594

Satellites, property and other equipment, net	—	—	1,446,613	457,595	21,982	—	1,926,190
Other long-term assets	—	—	50,015	6,249	660	—	56,924
Intangible assets, net	—	—	492,435	17,854	386	—	510,675
Investment in affiliates	1,063,821	—	1,339,307	1,477,582	261	(3,880,971)	—

Goodwill	—	—	2,078,057	343,876	24,670	—	2,446,603

Total assets	1,063,821	—	5,860,061	2,492,053	180,653	(4,400,602)	5,195,986

Liabilities
Current liabilities
Accounts payable and accrued liabilities	—	—	32,059	6,798	4,556	—	43,413
Intercompany payable	—	—	108,346	411,285	—	(519,631)	—

Other current liabilities	—	—	121,140	2,397	4,167	—	127,704
Debt due within one year	—	—	23,601	1	—	—	23,602

Total current liabilities	—	—	285,146	420,481	8,723	(519,631)	194,719
Debt financing	—	—	3,021,820	—	—	—	3,021,820
Future tax liability	—	—	262,913	86	6,194	—	269,193
Other long-term liabilities	25,090	—	611,568	16,370	18,495	—	671,523
Senior preferred shares	141,435	—	—	—	—	—	141,435

Total liabilities	166,525	—	4,181,447	436,937	33,412	(519,631)	4,298,690

Shareholders’ equity
Common shares	756,414	—	2,320,730	1,896,596	104,434	(4,321,760)	756,414

Preferred shares	541,764	—	—	—	—	—	541,764
Accumulated deficit	(404,557)	—	(714,253)	230,623	39,165	444,465	(404,557)

Accumulated other comprehensive loss	(7,422)	—	63	(11,028)	3,544	7,421	(7,422)
Contributed surplus	11,097	—	72,074	(61,075)	98	(11,097)	11,097

Total shareholders’ equity	897,296	—	1,678,614	2,055,116	147,241	(3,880,971)	897,296

Total liabilities and shareholders’ equity	1,063,821	—	5,860,061	2,492,053	180,653	(4,400,602)	5,195,986

Reconciliation to U.S. GAAP of total shareholders’ equity is as follows:
Canadian GAAP	897,296	—	1,678,614	2,055,116	147,241	(3,880,971)	897,296

Underlying differences in the income (loss) from equity investments	(35,291)	—	(372)	(372)	—	36,035	—
Embedded derivatives	—	—	(22,420)	—	—	—	(22,420)

Net actuarial losses	—	—	(10,541)	—	—	—	(10,541)

Sales type lease — operating lease for U.S. GAAP	—	—	23,070	—	—	—	23,070
Capital lease — operating lease for U.S. GAAP	—	—	(9,229)	—	—	—	(9,229)
Lease amendments	—	—	—	—	(619)	—	(619)

Tax effect of above adjustments	—	—	1,777	—	247	—	2,024
Uncertainty in income taxes	—	—	(17,576)	—	—	—	(17,576)

U.S. GAAP	862,005	—	1,643,323	2,054,744	146,869	(3,844,936)	862,005

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Earnings (Loss)
For the year ended December 31, 2009

	Telesat	Telesat		Guarantor	Non-guarantor
	Holdings	LLC	Telesat Canada	subsidiaries	subsidiaries	Adjustments	Consolidated
Operating revenues
Service revenues	—	—	704,397	78,559	46,216	(62,034)	767,138

Equipment sales revenues	—	—	6,696	13,570	—	(206)	20,060

Operating revenues	—	—	711,093	92,129	46,216	(62,240)	787,198

Amortization	—	—	198,676	47,055	11,136	—	256,867
Operations and administration	—	—	173,371	80,554	28,004	(62,239)	219,690
Cost of equipment sales	—	—	5,829	10,552	—	(1)	16,380

Total operating expenses	—	—	377,876	138,161	39,140	(62,240)	492,937

Earnings from operations	—	—	333,217	(46,032)	7,076	—	294,261
Income (loss) from equity investments	444,305	—	(3,153)	(5,047)	—	(436,105)	—
Interest expense	(13,540)	—	(255,670)	(1,318)	(2,252)	—	(272,780)

(Loss) gain on financial instruments	—	—	(116,992)	—	—	—	(116,992)
Gain (loss) on foreign exchange	—	—	486,507	29,869	(17,010)	—	499,366
Other (expense) income	—	—	5,479	1,321	25,059	—	31,859

(Loss) earnings before income taxes	430,765	—	449,388	(21,207)	12,873	(436,105)	435,714
Income tax (expense) recovery	—	—	(5,083)	(1,458)	1,592	—	(4,949)

Net (loss) earnings	430,765	—	444,305	(22,665)	14,465	(436,105)	430,765

Reconciliation to US GAAP is as follows:
Income (loss) from equity investments	(49,059)	—	475	475	—	48,109	—
Embedded derivatives	—	—	(52,182)	—	—	—	(52,182)

Sales type lease — operating lease for U.S. GAAP	—	—	1,514	—	—	—	1,514
Capital lease — operating lease for U.S. GAAP	—	—	(1,567)	—	—	—	(1,567)
Lease amendments	—	—	—	—	719	—	719
Dividends on senior preferred shares	13,540	—	—	—	—	—	13,540
Tax effect of above adjustments	—	—	10,754	—	(244)	—	10,510
Uncertainty in income taxes	—	—	(8,053)	—	—	—	(8,053)

US GAAP net (loss) earnings	395,246	—	395,246	(22,190)	14,940	(387,996)	395,246

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2009

	Telesat	Telesat		Guarantor	Non-guarantor
	Holdings	LLC	Telesat Canada	subsidiaries	subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net earnings (loss)	430,765	—	444,305	(22,665)	14,465	(436,105)	430,765

Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Amortization	—	—	198,676	47,055	11,136	—	256,867
Future income taxes	—	—	6,245	271	(1,918)	—	4,598
Unrealized foreign exchange loss	—	—	(508,499)	(12,769)	(1,368)	—	(522,636)
Unrealized gain on derivatives	—	—	116,992	—	—	—	116,992
Dividends on preferred shares	13,540	—	—	—	—	—	13,540
Stock-based compensation expense	—	—	4,696	854	99	—	5,649
Loss (income) from equity investments	(444,305)	—	3,153	5,047	—	436,105	—
(Gain) loss on disposal of assets	—	—	(8,013)	590	(26,007)	—	(33,430)
Other	—	—	(49,760)	3,267	(310)	—	(46,803)

Customer prepayments on future satellite services	—	—	82,066	900	—	—	82,966
Customer refunds	—	—	(17,459)	(107)	—	—	(17,566)

Operating assets and liabilities	—	—	21,144	(20,756)	6,815	—	7,203

	—	—	293,546	1,687	2,912	—	298,145

Cash flows from investing activities
Satellite programs	—	—	(258,083)	—	—	—	(258,083)

Property additions	—	—	(5,130)	(722)	(266)	—	(6,118)

Proceeds on disposal of assets	—	—	70,942	458	—	—	71,400

	—	—	(192,271)	(264)	(266)	—	(192,801)

Cash flows from financing activities
Debt financing	—	—	23,880	—	—	—	23,880
Repayment of debt financing	—	—	(53,844)	(11)	—	—	(53,855)
Capitalized debt issuance costs	—	—	—	—	—	—	—
Capital lease payments	—	—	(11,359)	—	(3,261)	—	(14,620)
Satellite performance incentive payments	—	—	(5,418)	—	—	—	(5,418)

	—	—	(46,741)	(11)	(3,261)	—	(50,013)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	764	(445)	—	319
Increase (decrease) in cash and cash equivalents	—	—	54,534	2,176	(1,060)	—	55,650
Cash and cash equivalents, beginning of period	—	—	83,089	12,056	3,394	—	98,539

Cash and cash equivalents, end of period	—	—	137,623	14,232	2,334	—	154,189

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
The reconciliation of the condensed consolidating balance sheet captions is as follows:
December 31, 2010
Telesat Canada

	Canadian GAAP	Adjustments	US GAAP
Current assets	458,334	(1,996)	456,338
Other assets	107,568	6,129	113,697
Goodwill	2,078,056	(12,692)	2,065,364
Current liabilities	373,163	18,740	391,903
Debt financing	2,771,802	42,244	2,814,046
Future tax liability	305,548	(4,947)	300,601
Other long-term liabilities	649,904	46,830	696,734
Accumulated deficit	(471,353)	(91,361)	(562,714)
Accumulated other comprehensive income (loss)	63	(20,065)	(20,002)
Non-guarantor subsidiaries

	Canadian GAAP	Adjustments	US GAAP
Current liabilities	7,665	106	7,771
Future tax liability	5,092	159	5,251
Other long-term liabilities	13,767	292	14,059
Accumulated earnings	31,828	(548)	31,280
Accumulated other comprehensive income	3,777	(9)	3,768
December 31, 2009
Telesat Canada

	Canadian GAAP	Adjustments	US GAAP
Current assets	453,634	9,363	462,997
Other assets	50,015	67,743	117,758
Goodwill	2,078,057	(12,692)	2,065,365
Current liabilities	285,146	11,462	296,608
Debt financing	3,021,820	53,511	3,075,331
Future tax liability	262,913	1,060	263,973
Other long-term liabilities	611,568	32,807	644,375
Accumulated deficit	(714,253)	(23,884)	(738,137)
Accumulated other comprehensive income (loss)	63	(10,541)	(10,478)
Non-guarantor subsidiaries

	Canadian GAAP	Adjustments	US GAAP
Current liabilities	8,723	130	8,853
Future tax liability	6,194	247	6,441
Other long-term liabilities	18,495	489	18,984
Accumulated earnings	39,165	(760)	38,405
Accumulated other comprehensive income	3,544	(106)	3,438

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Earnings (Loss)
For the year ended December 31, 2008

	Telesat	Telesat		Guarantor	Non-guarantor
	Holdings	LLC	Telesat Canada	subsidiaries	subsidiaries	Adjustments	Consolidated
Operating revenues
Service revenues	—	—	613,419	98,342	26,700	(57,670)	680,791

Equipment sales revenues	—	—	12,459	18,296	—	(171)	30,584

Operating revenues	—	—	625,878	116,638	26,700	(57,841)	711,375

Amortization	—	—	179,100	36,218	20,322	—	235,640
Operations and administration	—	—	197,506	99,267	8,438	(57,661)	247,550
Cost of equipment sales	—	—	9,944	14,500	104	(180)	24,368
Impairment loss on long-lived assets	—	—	2,373	—	—	—	2,373
Impairment loss on intangible assets	—	—	465,900	17,100	—	—	483,000

Total operating expenses	—	—	854,823	167,085	28,864	(57,841)	992,931

Earnings from operations	—	—	(228,945)	(50,447)	(2,164)	—	(281,556)
Income (loss) from equity investments	(821,416)	—	(60,472)	(5,130)	—	887,018	—
Interest expense	(9,855)	—	(245,355)	25	(2,128)	—	(257,313)

(Loss) gain on financial instruments	—	—	241,720	—	—	—	241,720
Gain (loss) on foreign exchange	—	—	(692,951)	(17,106)	12,769	—	(697,288)
Other (expense) income	—	—	(3,868)	913	1,242	—	(1,713)

(Loss) earnings before income taxes	(831,271)	—	(989,871)	(71,745)	9,719	887,018	(996,150)
Income tax recovery (expense)	—	—	168,455	(2,730)	(846)	—	164,879

Net (loss) earnings	(831,271)	—	(821,416)	(74,475)	8,873	887,018	(831,271)

Reconciliation to US GAAP is as follows:
Income (loss) from equity investments	23,343	—	(742)	—	—	(22,601)	—
Embedded derivatives	—	—	28,988	—	—	—	28,988
Sales type lease — operating lease for U.S. GAAP	—	—	18,808	—	—	—	18,808
Capital lease — operating lease for U.S. GAAP	—	—	(7,584)	—	—	—	(7,584)
Lease amendments	—	—	—	—	(1,233)	—	(1,233)

Dividends on senior preferred shares	9,855	—	—	—	—	—	9,855
Tax effect of above adjustments	—	—	(9,252)	—	491	—	(8,761)
Uncertainty in income taxes	—	—	(6,875)	—	—	—	(6,875)

US GAAP net (loss) earnings	(798,073)	—	(798,073)	(74,475)	8,131	864,417	(798,073)

Telesat Holdings Inc.
Notes to the 2010 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)
25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2008

	Telesat	Telesat		Guarantor	Non-guarantor
	Holdings	LLC	Telesat Canada	subsidiaries	subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net earnings (loss)	(831,271)		(821,416)	(74,475)	8,873	887,018	(831,271)

Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Amortization	—	—	179,100	36,218	20,322	—	235,640
Future income taxes	—	—	(175,744)	84	(291)	—	(175,951)
Unrealized foreign exchange loss	—	—	697,907	6,172	(9,402)	—	694,677
Unrealized gain on derivatives	—	—	(237,965)	—	—	—	(237,965)
Dividends on preferred shares	9,855	—	—	—	—	—	9,855
Stock-based compensation expense	—	—	5,246	202	—	—	5,448
(Gain) Loss on disposal of assets	—	—	827	(575)	—	—	252
Impairment losses	—	—	468,273	17,100	—	—	485,373
Loss (income) from equity investments	821,416	—	60,472	5,130	—	(887,018)	—
Other	—	—	(41,820)	(742)	(841)	(1,044)	(44,447)

Customer prepayments on future satellite services	—	—	88,473	114	—	—	88,587
Operating assets and liabilities	—	—	(42,880)	107,584	(16,889)	1,044	48,859

	—	—	180,473	96,812	1,772	—	279,057

Cash flows from investing activities
Satellite programs	—	—	(194,542)	(69,221)	—	—	(263,763)

Property additions	—	—	(6,505)	(2,304)	(53)	—	(8,862)

Proceeds on disposal of assets	—	—	566	4,554	—	—	5,120
Insurance proceeds	—	—	4,006	—	—	—	4,006
Dividends received	—	—	7,477	—	—	(7,477)	—

	—	—	(188,998)	(66,971)	(53)	(7,477)	(263,499)

Cash flows from financing activities
Debt financing and bank loans	—	—	186,687	—	—	—	186,687
Repayment of bank loans and debt financing	—	—	(91,528)	(32)	—	—	(91,560)
Capitalized debt issuance costs	—	—	(19,131)	—	—	—	(19,131)
Capital lease payments	—	—	(8,197)	(19,816)	(2,941)	—	(30,954)
Satellite performance incentive payments	—	—	(3,524)	—	—	—	(3,524)
Dividends paid	—	—	—	(7,477)	—	7,477	—

	—	—	64,307	(27,325)	(2,941)	7,477	41,518

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1,660)	920	—	(740)
Increase (decrease) in cash and cash equivalents	—	—	55,782	856	(302)	—	56,336
Cash and cash equivalents, beginning of period	—	—	27,308	11,200	3,695	—	42,203

Cash and cash equivalents, end of period	—	—	83,090	12,056	3,393	—	98,539