Form 10-Q
period 2011-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2011-05-09
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Commission file number 1-14180
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
Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 29, 2011, 21,192,528 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2011

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements
LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$106,512	$165,801
Contracts-in-process	285,421	186,896
Inventories	83,569	71,233
Deferred tax assets	66,220	66,220
Assets held-for-sale	47,796	—
Other current assets	19,520	28,927

Total current assets	609,038	519,077
Property, plant and equipment, net	188,402	235,905
Long-term receivables	333,125	319,426
Investments in affiliates	406,472	362,556
Intangible assets, net	10,378	11,110
Long-term deferred tax assets	281,861	294,019
Other assets	24,379	12,816

Total assets	$1,853,655	$1,754,909

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$104,484	$95,952
Accrued employment costs	40,145	52,017
Customer advances and billings in excess of costs and profits	318,291	261,603
Liabilities held-for-sale	3,514	—
Other current liabilities	32,116	30,375

Total current liabilities	498,550	439,947
Pension and other postretirement liabilities	243,161	244,817
Long-term liabilities	164,846	169,196

Total liabilities	906,557	853,960
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 21,191,528 and 20,924,874 issued and outstanding	212	209
Non-voting common stock, $.01 par value; 20,000,000 shares authorized, 9,505,673 issued and outstanding	95	95
Paid-in capital	1,013,718	1,028,263
Retained earnings (accumulated deficit)	35,445	(32,374)
Accumulated other comprehensive loss	(102,977)	(95,873)

Total shareholders’ equity attributable to Loral	946,493	900,320
Noncontrolling interest	605	629

Total equity	947,098	900,949

Total liabilities and equity	$1,853,655	$1,754,909

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Revenues	$279,899	$228,914
Cost of revenues	231,521	210,425
Selling, general and administrative expenses	20,926	20,399
Directors’ indemnification expense	—	14,357

Operating income (loss)	27,452	(16,267)
Interest and investment income	7,573	3,279
Interest expense	(632)	(623)
Gain on litigation, net	4,470	—
Other expense	(1,951)	(93)

Income (loss) before income taxes and equity in net income of affiliates	36,912	(13,704)
Income tax provision	(15,363)	(1,515)

Income (loss) before equity in net income of affiliates	21,549	(15,219)
Equity in net income of affiliates	46,246	44,592

Net income	67,795	29,373
Net loss attributable to noncontrolling interest	24	—

Net income attributable to Loral	67,819	29,373

Net income per share attributable to Loral common shareholders:
Basic	$2.21	$0.98

Diluted	$2.10	$0.97

Weighted average common shares outstanding:
Basic	30,637	29,862

Diluted	31,338	30,388

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock					Retained	Accumulated
	Voting		Non-Voting			Earnings/	Other
	Shares		Shares		Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Deficit)	Loss	Interest	Equity
Balance, January 1, 2010	20,391	$204	9,506	$95	$1,013,790	$(519,220)	$(62,878)	—	$431,991
Net income						486,846		$495
Other comprehensive loss							(32,995)
Comprehensive income									454,346
Exercise of stock options	547	5			13,990				13,995
Shares surrendered to fund withholding taxes	(13)	—			(2,477)				(2,477)
Tax benefit associated with exercise of stock options					412				412
Stock based compensation					2,548				2,548
Contribution by noncontrolling interest								134	134

Balance, December 31, 2010	20,925	209	9,506	95	1,028,263	(32,374)	(95,873)	629	900,949
Net income (loss)						67,819		(24)
Other comprehensive loss							(7,104)
Comprehensive income									60,691
Exercise of stock options		3			331				334
Shares surrendered to fund withholding taxes					(16,478)				(16,478)
Tax benefit associated with exercise of stock options					1,321				1,321
Stock based compensation					281				281

Balance, March 31, 2011	20,925	$212	9,506	$95	$1,013,718	$35,445	$(102,977)	$605	$947,098

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Operating activities:
Net income	$67,795	$29,373
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating items (Note 3)	(24,055)	(36,474)
Changes in operating assets and liabilities:
Contracts-in-process	(97,156)	(7,805)
Inventories	(12,336)	1,527
Long-term receivables	(1,553)	(1,450)
Other current assets and other assets	5,981	26
Accounts payable	9,920	9,035
Accrued expenses and other current liabilities	(12,808)	7,170
Customer advances	49,621	(18,577)
Income taxes payable	(3,434)	468
Pension and other postretirement liabilities	(1,656)	(393)
Long-term liabilities	(5,479)	1,229

Net cash used in operating activities	(25,160)	(15,871)

Investing activities:
Capital expenditures	(7,406)	(9,936)
Increase in restricted cash	(11,900)	—

Net cash used in investing activities	(19,306)	(9,936)

Financing activities:
Proceeds from the exercise of stock options	334	35
Funding of withholding taxes on employee cashless stock option exercises	(16,478)	(205)
Excess tax benefit associated with exercise of stock options	1,321	—

Net cash used in financing activities	(14,823)	(170)

Decrease in cash and cash equivalents	(59,289)	(25,977)
Cash and cash equivalents — beginning of period	165,801	168,205

Cash and cash equivalents — end of period	$106,512	$142,228

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
Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco (see Note 8). We use the equity method of accounting for our investment in Telesat Holdco.
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.
The December 31, 2010 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.
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
Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including performance incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the allowances for doubtful accounts and long term receivables, estimated useful lives of our plant and equipment and finite lived intangible assets, the fair value of indefinite lived intangible assets and goodwill, the fair value of stock based compensation, the realization of deferred tax assets, uncertain tax positions, the fair value of and gains or losses on derivative instruments and our pension liabilities.
Concentration of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process and long-term receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which are highly leveraged, as well as those in the development stage which are partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements and our title interest in satellites under construction provide for management of potential credit risks with regard to our current customer base. However, swings in the global financial markets that include illiquidity, market volatility, changes in interest rates, and currency exchange fluctuations can be difficult to predict and negatively affect certain customers’ ability to make payments when due.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents
Money market funds	$102,946	$—	$—
Available-for-sale securities
Communications industry	$1,250	$—	$—
Derivatives
Foreign exchange contracts	$—	$45	$—
Non-qualified pension plan assets	$1,900	$—	$—
Liabilities:
Derivatives
Foreign exchange contracts	$—	$22,624	$—
The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of March 31, 2011.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow projections. An impairment charge would be recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary. We had no equity-method investments required to be measured at fair value at March 31, 2011.
3. Additional Cash Flow Information
The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months
	Ended March 31,
	2011	2010
Non-cash operating items:
Equity in net income of affiliates	$(46,246)	$(44,592)
Deferred taxes	16,952	229
Depreciation and amortization	7,705	8,739
Stock based compensation	281	1,682
Warranty expense accruals (reversals)	148	(634)
Amortization of prior service credits and net actuarial gain	332	(35)
Unrealized gain on non-qualified pension plan assets	(177)	(111)
Non-cash net interest income	(2,752)	(753)
Gain on foreign currency transactions and contracts	(42)	(215)
Amortization of fair value adjustments related to orbital incentives	(256)	(784)

Net non-cash operating items	$(24,055)	$(36,474)

Non-cash investing activities:
Capital expenditures incurred not yet paid	$2,213	$2,992

Supplemental information:
Interest paid	$211	$580

Tax payments (refunds), net	$3,166	$(1,521)

At March 31, 2011 and December 31, 2010, other current assets included restricted cash of $0.6 million and other assets included restricted cash of $16.9 million and $5.0 million, respectively.

4. Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months
	Ended March 31,
	2011	2010
Net income	$67,795	$29,373
Amortization of prior service credits and net actuarial loss (gain), net of tax provision of $134 in 2011	198	(35)
Proportionate share of Telesat Holdco other comprehensive loss, net of tax benefit of $937 in 2011	(1,393)	(328)

Derivatives:
Unrealized (loss) gain on foreign currency hedges, net of tax benefit of $4,666 in 2011	(6,906)	2,360
Less: reclassification adjustment for loss (gain) included in net income, net of tax provision of $745 in 2011	1,104	(1,031)

Net unrealized (loss) gain on derivatives	(5,802)	1,329

Unrealized (loss) gain on available-for-sale securities, net of tax benefit of $70 in 2011	(107)	482

Comprehensive income	$60,691	$30,821

5. Contracts-in-Process, Long-Term Receivables and Inventories
Contracts-in-Process
Contracts-in-Process are comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010
Contracts-in-Process:
Amounts billed	$204,185	$125,593
Unbilled receivables	81,236	61,303

	$285,421	$186,896

As of March 31, 2011 and December 31, 2010, billed receivables were reduced by an allowance for doubtful accounts of $0.2 million.
Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables. Fresh-start fair value adjustments relating to contracts-in-process are amortized on a percentage of completion basis as performance under the related contract is completed (see Note 9).
Long-Term Receivables
Billed receivables relating to long-term contracts are expected to be collected within one year. We classify deferred billings and the orbital receivable component of unbilled receivables expected to be collected beyond one year as long-term. Fresh-start fair value adjustments relating to long-term receivables are amortized using the effective interest method over the life of the related orbital stream (see Note 9).
Receivable balances related to satellite orbital incentive payments, deferred billings and the Telesat consulting services fee (see Note 16) as of March 31, 2011 and December 31, 2010 are presented below (in thousands):

	March 31,	December 31,
	2011	2010
Orbital receivables	$325,936	$312,412
Deferred receivables	1,973	2,893
Telesat consulting services receivables	19,109	17,556

	347,018	332,861
Less, current portion included in contracts-in-process	(13,893)	(13,435)

Long-term receivables	$333,125	$319,426

Financing Receivables
The following summarizes the age of financing receivables that have a contractual maturity of over one year as of March 31, 2011 (in thousands):

				Financing
				Receivables			More
				Subject To		90 Days or	Than 90
	Total	Unlaunched	Launched	Aging	Current	Less	Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$312,043	$145,940	$166,103	$166,103	$166,103	$—	$—
Short term unbilled	10,499	—	10,499	10,499	10,499	—	—
Short term billed	3,394	—	3,394	3,394	1,559	—	1,835

	325,936	145,940	179,996	179,996	178,161	—	1,835
Deferred Receivables	1,973	—	—	1,973	1,973	—	—

Consulting Services:
Receivables from Telesat	19,109	—	—	19,109	19,109	—	—

	347,018	145,940	179,996	201,078	199,243	—	1,835
Contracts-in-Process:
Unbilled receivables	70,737	70,737	—	—	—	—	—

Total	$417,755	$216,677	$179,996	$201,078	$199,243	$—	$1,835

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of December 31, 2010 (in thousands):

				Financing
				Receivables			More
				Subject To		90 Days or	Than 90
	Total	Unlaunched	Launched	Aging	Current	Less	Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$298,977	$133,688	$165,289	$165,289	$165,289	$—	$—
Short term unbilled	11,009	—	11,009	11,009	11,009	—	—
Short term billed	2,426	—	2,426	2,426	659	—	1,767

	312,412	133,688	178,724	178,724	176,957	—	1,767
Deferred Receivables	2,893	—	—	2,893	2,893	—	—

Consulting Services:
Receivables from Telesat	17,556	—	—	17,556	17,556	—	—

	332,861	133,688	178,724	199,173	197,406	—	1,767
Contracts-in-Process:
Unbilled receivables	50,294	50,294	—	—	—	—	—

Total	$383,155	$183,982	$178,724	$199,173	$197,406	$—	$1,767

Billed receivables of $200.8 million and $123.2 million as of March 31, 2011 and December 31, 2010, respectively (not including billed orbital receivables of $3.4 million and $2.4 million as of March 31, 2011 and December 31, 2010, respectively) have been excluded from the tables above as they have contractual maturities of less than one year.
Long term unbilled receivables include satellite orbital incentives related to satellites under construction of $145.9 million and $133.7 million as of March 31, 2011 and December 31, 2010, respectively. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the applicable satellite is launched. Contracts-in-process include $70.7 million and $50.3 million as of March 31, 2011 and December 31, 2010, respectively, of unbilled receivables that represent accumulated incurred costs and earned profits net of losses on contracts in process that have been recorded as sales but have not yet been billed to customers. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the contractual obligation to bill the customer is fulfilled.

We assign internal credit ratings for all our customers with financing receivables. The credit worthiness of each customer is based upon public information and/or information obtained directly from our customers. We utilize credit ratings where available from the major credit rating agencies in our analysis. We have therefore assigned our rating categories to be comparable to those used by the major credit rating agencies. Credit risk profile of financing receivables by internally assigned ratings, consisted of the following (in thousands):

	March 31,	December 31,
Rating Categories	2011	2010
A/BBB	$28,662	$37,303
BB/B	238,461	225,533
B/CCC	83,826	80,222
Customers in bankruptcy	39,056	39,376
Other	27,750	721

Total financing receivables	$417,755	$383,155

Inventories
Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010

Inventories-gross	$116,365	$104,029
Impaired inventory	(31,370)	(31,370)

	84,995	72,659
Inventories included in other assets	(1,426)	(1,426)

	$83,569	$71,233

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
As of March 31, 2011, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the March 31, 2011 exchange rates) that were unhedged:

	Foreign
	Currency	U.S. $
	(In thousands)
Future revenues — Japanese yen	¥51,097	$616
Future expenditures — Japanese yen	¥2,980,475	$35,955
Future revenue —euros	€12,334	$17,477
Future expenditures — euros	€8,688	$12,311

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
The maturity of foreign currency exchange contracts held as of March 31, 2011 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		Hedge	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)
2011	€102,950	$131,995	$145,427
2012	27,000	32,649	37,578
2013	27,000	32,894	37,112

	€156,950	$197,538	$220,117

Balance Sheet Classification
The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of March 31, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$14,113
			Other liabilities	6,959

		—		21,072

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	45	Other current liabilities	1,447
			Other liabilities	105

Total derivatives		$45		$22,624

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

Cash Flow Hedge Gains (Losses) Recognition
The following summarizes the gains (losses) recognized in the consolidated statements of operations and in accumulated other comprehensive loss for all derivatives for the three months ended March 31, 2011 and 2010 (in thousands):

	Gain (Loss)	Gain (Loss) Reclassified from		Gain (Loss) on Derivative
	Recognized	Accumulated		Ineffectiveness and
Derivatives in Cash Flow	in OCI on Derivatives	OCI into Income		Amounts Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)		Effectiveness Testing
		Location	Amount	Location	Amount
Three months ended March 31, 2011
Foreign exchange contracts	$(11,572)	Revenue	$(1,849)	Revenue	$1,135
				Interest income	$(1)

Three months ended March 31, 2010
Foreign exchange contracts	$2,360	Revenue	$1,031	Revenue	$(305)
				Interest income	$(11)

	Gain (Loss) Recognized in
	Income
	on Derivatives
Cash Flow Derivatives Not Designated as Hedging Instruments	Location	Amount

Three months ended March 31, 2011
Foreign exchange contracts	Revenue	$(2,450)

Three months ended March 31, 2010
Foreign exchange contracts	Revenue	$260
We estimate that $18.1 million of net gains from derivative instruments included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

7. Property, Plant and Equipment
Property, plant and equipment consists of (in thousands):

	March 31,	December 31,
	2011	2010
	(In thousands)
Land and land improvements	$27,036	$27,036
Buildings	70,145	68,899
Leasehold improvements	14,042	14,007
Equipment, furniture and fixtures	193,853	185,801
Satellite capacity under construction (see Note 17)	—	40,495
Other construction in progress	10,749	20,187

	315,825	356,425
Accumulated depreciation and amortization	(127,423)	(120,520)

	$188,402	$235,905

Depreciation and amortization expense for property, plant and equipment was $6.9 million and $6.0 million for the three months ended March 31, 2011 and 2010, respectively.
8. Investments in Affiliates
Investments in affiliates consist of (in thousands):

	March 31,	December 31,
	2011	2010
	(In thousands)
Telesat Holdings Inc.	$341,490	$295,797
XTAR, LLC	63,529	65,293
Other	1,453	1,466

	$406,472	$362,556

Equity in net income of affiliates consists of:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Telesat Holdings Inc.	$48,022	$47,063
XTAR, LLC	(1,764)	(2,407)
Other	(12)	(64)

	$46,246	$44,592

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Revenues	$42,251	$22,182
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(7,320)	(1,363)
Profits relating to affiliate transactions not eliminated	4,119	768
We use the equity method of accounting for our majority economic interest in Telesat because we own 33 1/3% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions but have no voting rights. The ability of Telesat to pay dividends and consulting fees in cash to Loral is governed by applicable covenants relating to Telesat’s debt and shareholder agreements. Telesat is permitted to pay cash dividends of $75 million plus 50% of cumulative consolidated net income to its shareholders and consulting fees to Loral only when Telesat’s ratio of consolidated total debt to consolidated EBITDA is less than 5.0 to 1.0. Through March 31, 2011, Loral has received no cash payments from Telesat for dividends or consulting fees.

The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution, to Telesat in 2007 was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities is proportionately eliminated in determining our share of the income or losses of Telesat. Our equity in the net income or loss of Telesat also reflects the elimination of our profit, to the extent of our economic interest, on satellites we are constructing for them.
Telesat
The following table presents summary financial data for Telesat in accordance with U.S. GAAP, as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Statement of Operations Data:
Revenues	$205,722	$191,519
Operating expenses	(46,775)	(48,713)
Depreciation, amortization and stock-based compensation	(62,191)	(61,308)
Loss on disposition of long lived asset	(759)	—
Operating income	95,997	81,498
Interest expense	(56,312)	(59,936)
Foreign exchange gains	83,330	108,996
Losses on financial instruments	(29,723)	(43,053)
Other income (expense)	1,096	(276)
Income tax provision	(15,725)	(10,308)
Net income	78,663	76,921

	March 31,	December 31,
	2011	2010
	(In thousands)
Balance Sheet Data:
Current assets	$337,842	$291,367
Total assets	5,545,952	5,309,441
Current liabilities	378,694	294,485
Long-term debt, including current portion	2,923,811	2,928,916
Total liabilities	4,265,687	4,145,336
Redeemable preferred stock	145,719	141,718
Shareholders’ equity	1,134,546	1,022,387
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

In January 2005, Hisdesat provided XTAR with a convertible loan in the principal amount of $10.8 million due February 2011, for which Hisdesat received enhanced governance rights in XTAR. At March 31, 2011, the accrued interest on the convertible loan was $6.8 million. Effective February 2011, the due date of this loan was extended to June 2011. If Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%. In March 2011, Loral and Hisdesat agreed that each shareholder intends to make a capital contribution to XTAR in proportion to its equity interest in XTAR, which will use the proceeds to repay the convertible loan and related accrued interest to Hisdesat.
XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders is $24 million in 2011, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Interest on XTAR’s outstanding lease obligations to Hisdesat is paid through the issuance of a class of non-voting membership interests in XTAR, which enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch Up Payments through March 31, 2011 were $10.4 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 17).
The following table presents summary financial data for XTAR as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Statement of Operations Data:
Revenues	$8,870	$7,941
Operating expenses	(8,504)	(8,518)
Depreciation and amortization	(2,405)	(2,405)
Operating loss	(2,039)	(2,982)
Net loss	(3,137)	(4,286)

	March 31,	December 31,
	2011	2010
	(In thousands)
Balance Sheet Data:
Current assets	$9,466	$9,290
Total assets	94,155	96,383
Current liabilities	62,460	61,839
Total liabilities	70,525	69,616
Members’ equity	23,630	26,767
Other
As of March 31, 2011 and December 31, 2010, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

9. Intangible Assets
Intangible Assets were established in connection with our 2005 adoption of fresh-start accounting and consist of:

	Weighted Average
	Remaining	March 31, 2011		December 31, 2010
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)
Internally developed software and technology	2	$59,027	$(55,319)	$59,027	$(54,702)
Trade names	15	9,200	(2,530)	9,200	(2,415)

		$68,227	$(57,849)	$68,227	$(57,117)

Total amortization expense for intangible assets was $0.7 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively. Annual amortization expense for intangible assets for the five years ending December 31, 2015 is estimated to be as follows (in thousands):

2011	$2,931
2012	2,314
2013	460
2014	460
2015	460
The following summarizes fair value adjustments made in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities (in thousands):

	March 31,	December 31,
	2011	2010
	(In thousands)
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	19,487	19,299

	$(17,409)	$(17,597)

Net amortization of these fair value adjustments was a credit to expense of $0.2 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively.
10. Debt
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

The following summarizes information related to the Credit Agreement and prior credit agreement (in thousands, except percentages):

	March 31,	December 31,
	2011	2010
Letters of credit outstanding	$4,911	$4,911
Borrowings	—	—

	Three Months
	Ended March 31,
	2011	2010
Interest expense (including commitment and letter of credit fees)	$321	$198
Amortization of issuance costs	$181	$219
11. Income Taxes
Until the fourth quarter of 2010, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to the deferred tax assets related to AMT credit carryforwards. During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future, and therefore, a full valuation allowance was no longer required. Accordingly, we reversed a substantial portion of the valuation allowance as a deferred income tax benefit and reduced the valuation allowance as of December 31, 2010 to $11.2 million. At March 31, 2011, we maintained a valuation allowance against our deferred tax assets for capital loss carryovers and certain state tax attributes due to the limited carryforward periods and the character of such attributes and will continue to maintain such valuation allowance until sufficient positive evidence exists to support its full or partial reversal.
For the three months ended March 31, our income tax provision is summarized as follows: (i) for 2011, we recorded a current tax benefit of $1.6 million (which included a net benefit of $2.6 million to decrease our liability for uncertain tax positions (“UTPs”) ) and a deferred tax provision of $17.0 million (which included a benefit of $0.7 million for UTPs), resulting in a total provision of $15.4 million on pre-tax income of $36.9 million and (ii) for 2010, we recorded a current tax provision of $1.3 million (which included a provision of $2.3 million to increase our liability for UTPs) and a deferred tax provision of $0.2 million (which included a benefit of $0.2 million for UTPs), resulting in a total provision of $1.5 million on a pre-tax loss of $13.7 million.
As of March 31, 2011, we had unrecognized tax benefits relating to UTPs of $111.1 million. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of March 31, 2011, we have accrued approximately $24.7 million and $22.5 million for the payment of potential tax-related interest and penalties, respectively.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2006. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our state income tax returns filed for 2005 and 2006 and federal and state income tax returns filed for 2007, and we anticipate settling certain tax positions potentially resulting in a $1.4 million reduction to our unrecognized tax benefits.

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Liabilities for UTPs:
Opening balance — January 1	$122,857	$111,316
Current provision (benefit) for:
Unrecognized tax benefits	(92)	866
Potential additional interest	1,292	1,411
Potential additional penalties	355	351
Statute expirations	(942)	(288)
Tax settlements	(3,257)	—

Ending balance — March 31	120,213	113,656

UTP adjustment to net deferred tax asset:
Opening balance — January 1	13,920	(239)
Current change for unrecognized tax benefits	689	222

Ending balance — March 31	14,609	(17)

Total uncertain tax positions	$134,822	$113,639

As of March 31, 2011, if our positions are sustained by the taxing authorities, approximately $105.6 million would reduce the Company’s future income tax provisions. Other than as described above, there were no significant changes to our uncertain tax positions during the three months ended March 31, 2011, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.
12. Stock-Based Compensation
As of March 31, 2011, there were 1,147,211 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if Loral restricted stock units or SS/L phantom stock appreciation rights are settled in Loral common stock.
The fair value of the SS/L phantom stock appreciation rights (“SS/L Phantom SARs”) is included as a liability in our consolidated balance sheets. The payout liability is adjusted each reporting period to reflect the fair value of the underlying SS/L equity based on the actual performance of SS/L. As of March 31, 2011 and December 31, 2010, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $3.2 million and $6.3 million, respectively. During the three months ended March 31, 2011 and 2010, cash payments of $4.3 million and $3.6 million, respectively, were made related to SS/L Phantom SARs.
Total stock-based compensation for the three months ended March 31, 2011 and 2010 was $1.5 million and $3.2 million, respectively. There were no grants of stock-based awards during the three months ended March 31, 2011.
13. Pensions and Other Employee Benefit Plans
The following table provides the components of net periodic cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2011 and 2010:

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$3,048	$2,596	$181	$234
Interest cost	6,327	6,117	837	981
Expected return on plan assets	(5,813)	(5,157)	(4)	(8)
Amortization of prior service credits and net actuarial loss or (gain)	711	131	(379)	(166)

Net periodic cost	$4,273	$3,687	$635	$1,041

14. Commitments and Contingencies
Financial Matters
SS/L has deferred revenue and accrued liabilities for warranty payback obligations relating to performance incentives for satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the three months ended March 31, 2011, is as follows (in thousands):

Balance of deferred amounts at January 1, 2011	$35,730
Warranty costs incurred including payments	(394)
Accruals relating to pre-existing contracts (including changes in estimates)	542

Balance of deferred amounts at March 31, 2011	$35,878

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbital incentives”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital incentive payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included in our consolidated balance sheet as of March 31, 2011 were $326 million, net of fair value adjustments of $17 million. Approximately $197 million of the gross orbital receivables are related to satellites launched as of March 31, 2011, and $146 million are related to satellites under construction as of March 31, 2011.
On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under chapter 11 of the Bankruptcy Code. As of March 31, 2011, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related ground system deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at March 31, 2011 is $15 million. The long term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million. In addition, there are approximately $3 million of costs that have been committed to and will be incurred in the future, substantially relating to the ground system deliverables.
In February 2011, TerreStar withdrew its proposed plan of reorganization and, in May 2011, the bankruptcy court authorized the conduct of an auction by TerreStar for the sale of substantially all of its assets. Prior to withdrawing its plan, TerreStar had indicated that it intended to assume its contract for the satellite under construction. SS/L and TerreStar are in discussions regarding terms for the assumption of that contract, but, as a precaution, in case SS/L and TerreStar are not able to agree on terms, SS/L has filed a motion for relief from the automatic stay in bankruptcy to allow SS/L to terminate the contract. The bankruptcy court has deferred its decision on this motion pending the outcome of the discussions between SS/L and TerreStar. SS/L and TerreStar are also in discussions regarding terms for the assumption of the satellite construction contract for the in-orbit satellite and contract for related ground system deliverables. SS/L believes that the in-orbit satellite and related ground system deliverables are critical to the execution of TerreStar’s operation and business plan. In addition, under its satellite contracts with TerreStar, SS/L is obligated to provide orbital anomaly and troubleshooting support during the life of the satellites, and, if TerreStar were to reject these contracts, SS/L would not provide this support. SS/L believes that a prudent satellite operator would not risk losing SS/L’s support services because no other service provider has the data or capability to provide these services which are necessary for the continued successful operation of a satellite over its lifetime. SS/L believes, therefore, although no assurance can be given, that, because of its importance to TerreStar and the importance of SS/L’s ongoing technical support, any plan of reorganization for or sale of assets by TerreStar that does not provide for assumption of the in-orbit satellite contract would not be feasible. Notwithstanding these considerations, there can be no assurance that SS/L will reach an agreement with TerreStar regarding assumption of any of its contracts, or, if an agreement is reached, what the terms will be. SS/L believes, nevertheless, based on the discussions with TerreStar, that it is not probable that SS/L will incur a material loss with respect to the past due receivables or amounts scheduled to be paid in the future under its contracts with TerreStar. If TerreStar were to reject all of its contracts with SS/L and assuming that SS/L received no recovery on its claim as a creditor with respect to these contracts, SS/L believes that, after giving effect to amounts expected to be realized from the resale of the satellite under construction or its components, SS/L would incur a loss of approximately $20 million, SS/L’s cash flow in the short term would not be adversely affected and SS/L’s cash flow over the expected 15-year life of the satellites would be reduced by approximately $27 million, comprised substantially of long term orbital receivables, plus interest.

As of March 31, 2011, SS/L had receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $8 million. In addition, under its contract, ICO has future payment obligations to SS/L that total approximately $25 million, of which approximately $11 million (including $9 million of orbital incentives) is included in long-term receivables. After receiving Bankruptcy Court approval, ICO, which sought to reorganize under chapter 11 of the Bankruptcy Code in May 2009, assumed its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of certain payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of a chapter 11 plan of reorganization for ICO), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. Although a plan of reorganization for ICO was confirmed by the Bankruptcy Court in October 2009 and, in September 2010, ICO satisfied the regulatory approval condition precedent to the effective date of the plan when it obtained FCC approval for the transfer of its spectrum licenses to the reorganized entity, in December 2010, the United States Second Circuit Court of Appeals stayed consummation of the plan. The Second Circuit ultimately ruled that ICO’s plan of reorganization violated the absolute priority rule of the Bankruptcy Code and reversed the orders approving confirmation of ICO’s plan so that it could not be declared effective. In March 2011, the ICO Bankruptcy Court approved an investment agreement pursuant to which DISH Network Corporation (“DISH”) agreed to acquire ICO under an alternative plan of reorganization. In connection with this investment agreement, in April 2011, DISH purchased certain claims against ICO, including SS/L claims aggregating approximately $7.0 million plus approximately $1.4 million of accrued interest. SS/L believes that, based upon completion of the tender offer and other payments by ICO to SS/L under the modified contract, it is not probable that SS/L will incur a material loss with respect to the receivables from ICO. Closing of DISH’s acquisition of ICO and ICO’s emergence from chapter 11 is subject to a number of conditions, including, among others, confirmation of a new chapter 11 plan of reorganization for ICO and FCC regulatory approval.
See Note 17 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.
Satellite Matters
Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Thirty-three of the satellites built by SS/L, launched since 1997 and still on-orbit have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of performance incentives by SS/L. SS/L has implemented remediation measures that SS/L believes will reduce this type of anomaly for satellites launched after June 2001. Based upon information currently available relating to the power losses, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.
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

SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer may terminate the contract for default. The customer is an established operator which will utilize the satellite in the operation of its existing business. SS/L and the customer are continuing to perform their obligations under the contract, and the customer continues to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should successfully terminate the contract for default, the customer would be entitled to a full refund of its payments and liquidated damages, which through March 31, 2011 totaled approximately $136 million, plus re-procurement costs and interest. In the event of a termination for default, SS/L would own the satellite and would attempt to recoup any losses through resale to another customer.
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
In February 2011, the Appellate Division of the Supreme Court of the State of New York issued a decision in the pending appeal and ruled that Loral is entitled to coverage for approximately $8.8 million of the Delaware Plaintiffs’ Fee Awards, representing the fees and expenses paid to counsel for the plaintiffs who filed the derivative claims in the case. Since the Insurers had already paid $5.0 million of the covered amount, they were obligated to pay the remaining approximately $3.8 million of the covered amount, plus approximately $1.7 million of prejudgment interest and approximately $0.6 million of attorneys’ fees. In March 2011, the Company was paid $4.6 million and, in April 2011, the Company received the remaining $1.5 million. Since neither the insurers nor the Company filed or sought leave to file an appeal of the Appellate Division’s ruling within the applicable time period for filing appeals, this insurance coverage litigation is concluded.
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
Old Loral Class Action Securities Litigations
Beleson. In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz, the former Chief Executive Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets by Old Loral to Intelsat and Old Loral’s chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. The defendant filed a motion for summary judgment in July 2008, and plaintiffs filed a cross-motion for partial summary judgment in September 2008. In February 2009, the District Court granted defendant’s motion and denied plaintiffs’ cross motion. In March 2009, plaintiffs filed a notice of appeal with respect to the District Court’s decision. Pursuant to stipulations entered into in February, May, July, August and October 2010 among the parties and the plaintiffs in the Christ case discussed below, the appeal, which had been consolidated with the Christ case, was withdrawn, provided however, that plaintiffs could reinstate the appeal on or before November 19, 2010. In November 2010, plaintiffs did reinstate the appeal, and, in April 2011, the Second Circuit affirmed the decision of the District Court. As a result of this decision, unless plaintiffs successfully appeal to the United States Supreme Court within the applicable time period for filing such an appeal and prevail on such an appeal, Loral will not incur any liability as a result of this case.
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

Three Months
Ended March 31, 2011
Net income attributable to Loral common shareholders — basic	$67,819
Less: Adjustment for dilutive effect of Telesat stock options	(1,969)

Net income attributable to Loral common shareholders — diluted	$65,850

Telesat stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2010 because they did not have a significant dilutive effect.

Basic earnings per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of weighted average common shares outstanding for diluted earnings per share:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Common and potential common shares:
Weighted average common shares outstanding	30,637	29,862
Stock options	474	249
Unvested restricted stock units	224	189
Unvested restricted stock	3	9
Unvested SARS	—	79

Common and potential common shares	31,338	30,388

For the three months ended March 31, 2010, the effect of certain stock options outstanding, which would be calculated using the treasury stock method and certain non-vested restricted stock units were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive. The following summarizes stock options outstanding and non-vested restricted stock units excluded from the calculation of diluted income (loss) per share:

Three Months
Ended March 31, 2010
Stock options outstanding	125,000

Non-vested restricted stock units	8,250

16. Segments
Loral has two segments: satellite manufacturing and satellite services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the three months ended March 31, 2011 and 2010. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results as equity in net income of affiliates. Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate.
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
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense gains or losses on litigation not related to our operations, other expense and equity in net income of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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

Intersegment revenues primarily consists of satellites under construction by satellite manufacturing for satellite services and the leasing of transponder capacity by satellite manufacturing from satellite services. Summarized financial information concerning the reportable segments is as follows:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Revenues
Satellite manufacturing:
External revenues	$237,655	$206,739
Intersegment revenues(1)	43,074	24,115

Satellite manufacturing revenues	280,729	230,854
Satellite services revenues(2)	205,722	191,519

Operating segment revenues before eliminations	486,451	422,373
Intercompany eliminations(3)	(830)	(1,940)
Affiliate eliminations(2)	(205,722)	(191,519)

Total revenues as reported	$279,899	$228,914

Segment Adjusted EBITDA(4)
Satellite manufacturing	$40,515	$12,730
Satellite services(2)	158,947	142,833
Corporate(5)	(4,798)	(3,901)

Adjusted EBITDA before eliminations	194,664	151,662
Intercompany eliminations(3)	(279)	(318)
Affiliate eliminations(2)	(158,947)	(142,833)

Adjusted EBITDA	35,438	8,511

Reconciliation to Operating Income
Depreciation, Amortization and Stock-Based Compensation(4)
Satellite manufacturing	(7,691)	(9,504)
Satellite services(2)	(62,191)	(61,308)
Corporate	(295)	(917)

Segment depreciation before affiliate eliminations	(70,177)	(71,729)
Affiliate eliminations(2)	62,191	61,308

Depreciation, amortization and stock-based compensation as reported	(7,986)	(10,421)
Directors’ indemnification expense(6)	—	(14,357)

Operating income (loss) as reported	$27,452	$(16,267)

	March 31,	December 31,
	2011	2010
	(In thousands)
Total Assets(7)
Satellite manufacturing	$956,250	$920,647
Satellite services(2) (8)	5,887,442	5,605,239
Corporate(4)	555,915	538,464

Total assets before affiliate eliminations	7,399,607	7,064,350
Affiliate eliminations(2)	(5,545,952)	(5,309,441)

Total assets as reported	$1,853,655	$1,754,909

(1)	Intersegment revenues include $42.2 million and $22.2 million for the three months ended March 31, 2011 and 2010, respectively, of revenue from affiliates.

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

(4)
Compensation expense related to SS/L Phantom SARs and restricted stock units paid in cash or expected to be paid in cash is included in Adjusted EBITDA. Compensation expense related to SS/L Phantom SARs and restricted stock units paid in Loral common stock or expected to be paid in Loral common stock is included in depreciation, amortization and stock-based compensation.

(5)	Includes corporate expenses incurred in support of our operations and includes our equity investments in XTAR and Globalstar service providers.

(6)	Represents indemnification expense, in connection with defense costs incurred by MHR affiliated directors in the Delaware Shareholder derivative case (see Note 14).

(7)	Amounts are presented after the elimination of intercompany profit.

(8)	Includes $2.5 billion and $2.4 billion of satellite services goodwill related to Telesat as of March 31, 2011 and December 31, 2010, respectively.
17. Related Party Transactions
Transactions with Affiliates
Telesat
As described in Note 8, we own 64% of Telesat and account for our investment under the equity method of accounting.
In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian partner, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions), provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco and provides for either PSP or Loral to cause Telesat Holdco to conduct an initial public offering of its equity shares if an initial public offering is not completed by October 31, 2011, the fourth anniversary of the Telesat transaction. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party and provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities.
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

As of March 31, 2011, SS/L had contracts with Telesat for the construction of the Telstar 14R, Nimiq 6 and Anik G1 satellites. Information related to satellite construction contracts with Telesat is as follows:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Revenues from Telesat satellite construction contracts	$42,238	$22,169
Milestone payments received from Telesat	30,997	19,269
There were no amounts receivable by SS/L from Telesat related to satellite construction contracts as of March 31, 2011 and December 31, 2010.
On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses included income related to the Consulting Agreement of $1.25 million for each of the three month periods ended March 31, 2011 and 2010. We also had a long-term receivable related to the Consulting Agreement from Telesat of $19.1 million and $17.6 million as of March 31, 2011 and December 31, 2010, respectively.
In connection with the Telesat transaction, Loral has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of both March 31, 2011 and December 31, 2010 we had recognized liabilities of approximately $6.2 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $6.6 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.
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
A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the Viasat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $4.7 million and $11.0 million for the three months ended March 31, 2011 and 2010, respectively. Loral’s cumulative costs for the Loral Payload were $41.0 million as of March 31, 2011.
In February 2010, a subsidiary of Loral entered into a contract with ViaSat for the procurement of certain RF equipment and services to be integrated into the gateways constructed and owned by Loral to enable commercial service using the Loral Payload. As of March 31, 2011, the contract was valued at approximately $7.9 million before the exercise of options. Loral guaranteed the financial obligations of the subsidiary that entered into the contract. As of March 31, 2011, Loral had paid $3.9 million under this agreement.

In January 2010, we entered into a Consulting Services Agreement with Telesat for Telesat to provide services related to gateway construction, regulatory and licensing support and preparation for satellite traffic operations for the Loral Payload. Payments under the agreement were on a time and materials basis. As of March 31, 2011, Loral had paid $0.2 million under this agreement.
In September 2010, we entered into an agreement with Telesat for Telesat to provide us with project management, engineering and integration services for three gateway sites including engineering and installation of the civil works, design and integration of the shelters and associated shelter infrastructure and monitoring the delivery and installation of equipment. The agreement was valued at approximately CAD 4.2 million plus taxes and insurance. As of March 31, 2011, Loral had incurred cumulative costs under this agreement of $1.2 million.
On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. In consideration for the assignment, Loral received from Telesat $13 million and was reimbursed for approximately $48.2 million of net costs incurred through closing of the sale, including costs for the satellite, launch and insurance, and costs of the gateways and related equipment. Also, in connection with the assignment, Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers during the first four years after the commencement of service using the supplemental capacity. In connection with the sale, Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Barrett Xplore Inc. for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. The gain on the transaction adjusted for our retained ownership interest will be recorded in the second quarter of 2011.
Assets assigned to Telesat were included in assets held for sale, and liabilities assumed by Telesat, primarily customer deposits, were included in liabilities held for sale on our condensed consolidated balance sheet as of March 31, 2011.
Costs of satellite manufacturing for sales to related parties were $33.9 million and $29.5 million for the three months ended March 31, 2011 and 2010, respectively.
In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of March 31, 2011 and December 31, 2010, our consolidated balance sheet included a liability of $5.4 million and $6.0 million, respectively, for the future use of these transponders. For the three months ended March 31, 2011 we made payments of $0.7 million to Telesat pursuant to the agreement.
XTAR
As described in Note 8 we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of March 31, 2011 and December 31, 2010 were $3.3 million and $3.0 million, respectively. During the quarter ended March 31, 2009, Loral and XTAR agreed to defer amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three months ended March 31, 2011 and 2010.
MHR Fund Management LLC
Two of the managing principals of MHR, Mark H. Rachesky and Hal Goldstein, and a former managing principal of MHR, Sai Devabhaktuni, are members of Loral’s board of directors.

Various funds affiliated with MHR held, as of March 31, 2011 and December 31, 2010, approximately 38.4% and 38.9%, respectively, of the outstanding Voting Common stock and as of both March 31, 2011 and December 31, 2010 had a combined ownership of Voting and Non-Voting Common Stock of Loral of 57.4% and 58.0%, respectively.
As of March 31, 2011, funds affiliated with MHR hold $83.7 million in principal amount of Telesat 11% senior notes and $29.75 million in principal amount of Telesat 12.5% senior subordinated notes.

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
As of March 31, 2011, SS/L had $1.5 billion in backlog for 21 satellites for customers including Intelsat Global S.A., SES S.A., Telesat Holdings Inc., Hispasat, S.A., EchoStar Corporation, Sirius-XM Satellite Radio, TerreStar Corporation, Asia Satellite Telecommunications Co. Ltd., Hughes Network Systems, LLC, ViaSat, Inc., Eutelsat/ictQatar, DIRECTV, SingTel Optus, Satélites Mexicanos, S.A. de C.V. and Asia Broadcast Satellite.
Satellite demand is driven by fleet replacement cycles, increased video, internet and data bandwidth demand and new satellite applications. SS/L expects its future success to be derived from maintaining and expanding its share of the satellite construction contracts of its existing customers based on its engineering, technical and manufacturing leadership; its value proposition and record of reliability; the increased demand for new applications requiring high power and capacity satellites such as HDTV, 3-D TV and broadband; and SS/L’s expansion of governmental contracts based on its record of reliability and experience with fixed-price contract manufacturing. We also expect SS/L to benefit from the increased revenues from larger and more complex satellites. As such, increased revenues as well as system and supply chain management improvements should enable SS/L to continue to improve its profitability.
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

Satellite Services
Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.8 billion of backlog as of March 31, 2011.
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
At March 31, 2011, Telesat had 12 in-orbit satellites. Telesat currently has three satellites under construction, all by SS/L.
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
Telesat believes its existing satellite fleet supports a strong combination of existing backlog and revenue growth. The growth is expected to come from the Telstar 14R/Estrela do Sul satellite, which Telesat expects to be launched later this May, the Nimiq 6 satellite, which is anticipated to be launched in the first half of 2012, the Anik G1 satellite, which Telesat anticipates will be launched in the second half of 2012 and the sale of available capacity on its existing satellites. Telesat believes this fleet of satellites provides a solid foundation upon which it will seek to grow its revenues and cash flows.
Revenue growth is also expected from the Canadian broadband business on the ViaSat-1 satellite, which Telesat purchased from Loral in April 2011. This satellite is expected to be launched later in 2011.
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
Telesat’s operating results are also subject to fluctuations as a result of exchange rate variations. Approximately 46% of Telesat’s revenues received in Canada for the three months ended March 31, 2011, certain of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at March 31, 2011 would have increased or decreased Telesat’s net income for the three months ended March 31, 2011 by approximately $155 million. During the period from October 31, 2007 to March 31, 2011, Telesat’s U.S. term loan facility, senior notes and senior subordinated notes have increased by approximately $59 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. term loan facility debt into CAD 1.224 billion of debt, decreased by approximately $104 million.

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
We believe that the operating strength and prospects of both SS/L and Telesat provide the Company with a number of favorable alternatives ranging from sale or public offerings to staying the course, with or without recapitalization or other internal restructuring alternatives that would seek to take advantage of the favorable credit markets. We expect to make further announcements during the second quarter of 2011. There can be no assurance whether or when any transaction involving any or all of Loral, Telesat or SS/L may occur or when any additional announcements will be made.
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
In 2008, Loral agreed to purchase the Canadian coverage portion of the ViaSat-1 satellite that is currently being constructed by SS/L. The ViaSat-1 satellite is a high capacity Ka-band spot beam satellite for broadband services that is scheduled to be launched in mid-2011 into the 115o West longitude orbital location. Loral also entered into an agreement with Barrett Xplore Inc. (“Barrett”), Canada’s largest rural broadband provider, to deliver high throughput satellite Ka-band capacity for broadband services in Canada. Under the agreement, Barrett agreed to lease from Loral the Canadian capacity on the ViaSat-1 satellite and associated gateway services for the expected life of the satellite, projected to commence in 2011 and Loral agreed to construct and operate four gateways in Canada. Approximately $50 million has been invested by Loral through March 31, 2011. A portion of these costs was funded by prepayments in 2010 from Barrett of CAD 2.5 million as required under the agreement. On April 11, 2011, Loral assigned its investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date (see Note 17 to the financial statements). In addition, in connection with the assignment, Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive, for four years, one-half of any net revenue actually earned by Telesat on such supplemental capacity.
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
Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the three months ended March 31, 2011.

Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA (see Note 16) reflects the results of our business segments for the three months ended March 31, 2011 and 2010. The balance of the discussion relates to our consolidated results, unless otherwise noted.
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
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gains or losses on litigation not related to our operations, other expense and equity in net income of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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
The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements:
Revenues:

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Satellite Manufacturing	$280.7	$230.8
Satellite Services	205.7	191.5

Segment revenues	486.4	422.3
Eliminations(1)	(0.8)	(1.9)
Affiliate eliminations(2)	(205.7)	(191.5)

Revenues as reported(3)	$279.9	$228.9

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
Revenues from Satellite Manufacturing before eliminations increased $50 million for the three months ended March 31, 2011 as compared to 2010, due to improved factory efficiency (which reduces the estimated cost to complete and increases the percentage of completion and the revenue recognized) of $26 million and $24 million of higher revenues generated by increased satellite contract awards resulting in greater factory input. Eliminations for the three months ended March 31, 2011 and 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements).

Satellite Services segment revenue increased by $14 million for the three months ended March 31, 2011 as compared to 2010 due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, higher equipment sales, additional service revenue from the sale of excess capacity on certain of Telesat’s existing in-orbit satellites and increased consulting revenue, partially offset by lower revenue from occasional use services and the resale of capacity by Telesat’s SpaceConnection subsidiary. Satellite Services segment revenues excluding foreign exchange impact would have increased by approximately $8 million for the three months ended March 31, 2011 as compared with 2010.
Adjusted EBITDA:

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Satellite Manufacturing	$40.5	$12.7
Satellite Services	158.9	142.8
Corporate expenses	(4.8)	(3.9)

Segment Adjusted EBITDA before eliminations	194.6	151.6
Eliminations(1)	(0.3)	(0.3)
Affiliate eliminations(2)	(158.9)	(142.8)

Adjusted EBITDA	$35.4	$8.5

See explanations below for Notes 1 and 2.
Satellite Manufacturing segment Adjusted EBITDA increased $28 million for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. The increase was primarily due to a margin increase of $29 million from improved factory efficiency.
Satellite Services segment Adjusted EBITDA increased by $16 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to the revenue increase described above, expense reductions related to ongoing efficiencies gained from prior restructuring activities, reduction of third party satellite capacity cost, reduction of capital taxes and optimization of inventory, partially offset by the impact of U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses and the increase in cost of equipment sales due to higher sales activities. Satellite Services segment Adjusted EBITDA excluding foreign exchange impact would have increased by approximately $12 million for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010.
Corporate expenses increased by approximately $1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to fringe expenses related to stock-based compensation.
Reconciliation of Adjusted EBITDA to Net Income:

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Adjusted EBITDA	$35.4	$8.5
Depreciation, amortization and stock-based compensation(4)	(8.0)	(10.4)
Directors’ indemnification expense(5)	—	(14.4)

Operating income (loss)	27.4	(16.3)
Interest and investment income	7.6	3.3
Interest expense	(0.6)	(0.6)
Gain on litigation, net	4.5	—
Other expense	(1.9)	(0.1)
Income tax provision	(15.4)	(1.5)
Equity in net income of affiliates	46.2	44.6

Net income	$67.8	$29.4

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral and its wholly owned subsidiaries.

(2)
Represents the elimination of amounts attributed to Telesat whose results are reported in our consolidated statements of operations as equity in net income of affiliates (see Note 8 to the financial statements).

(3)	Includes revenues from affiliates of $42.2 million and $22.2 million for the three months ended March 31, 2011 and 2010, respectively.

(4)	Includes non-cash stock-based compensation of $0.3 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

(5)	Represents the indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral.
Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010
The following compares our consolidated results for the three months ended March 31, 2011 and 2010 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Three Months
	Ended March 31,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$281	$231	22%
Eliminations	(1)	(2)	(50)%

Revenues from Satellite Manufacturing as reported	$280	$229	22%

Revenues from Satellite Manufacturing before eliminations increased $50 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due to improved factory efficiency of $26 million and $24 million of higher revenues generated by increased satellite contract awards resulting in greater factory input. Eliminations for the three months ended March 31, 2011 and 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 17 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased $51 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
Cost of Satellite Manufacturing

	Three Months
	Ended March 31,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Cost of Satellite Manufacturing	$232	$210	10%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	83%	92%
Cost of Satellite Manufacturing increased by $22 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily as a result of a $24 million increase from the higher sales volume, partially offset by a $3 million decrease from improved factory efficiency.

Selling, General and Administrative Expenses

	Three Months
	Ended March 31,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Selling, general and administrative expenses	$21	$20	5%

% of revenues as reported	8%	9%
Selling, general and administrative expenses increased by $1 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to a $1 million increase in Corporate expenses.
Directors’ Indemnification Expense
Directors indemnification expense for the three months ended March 31, 2010 represents our indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral (see Note 14 to the financial statements).
Interest and Investment Income

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Interest and investment income	$8	$3

Interest and investment income increased by $5 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to interest income on directors and officers liability insurance claims and increased orbital interest income on long-term orbital receivables as a result of satellite launches.
Interest Expense

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Interest expense	$1	$1

Interest expense for the three months ended March 31, 2011 and 2010 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement and interest related to the ChinaSat transponders.
Gain on Litigation
Gain on litigation for the three months ended March 31, 2011 represents the recovery under our directors and officers liability insurance coverage of plaintiffs’ legal fees related to shareholder litigation based on a court decision in February 2011 (see Note 14 to the financial statements).
Other Expense
Other expense includes expenses related to the evaluation of strategic alternatives for SS/L and gains and losses on foreign currency transactions.

Income Tax Provision
Until the fourth quarter of 2010, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to the deferred tax assets related to AMT credit carryforwards. During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future, and therefore, a full valuation allowance was no longer required. Accordingly, we reversed a substantial portion of the valuation allowance as a deferred income tax benefit and reduced the valuation allowance as of December 31, 2010 to $11.2 million. At March 31, 2011, we maintained a valuation allowance against our deferred tax assets for capital loss carryovers and certain state tax attributes due to the limited carryforward periods and the character of such attributes and will continue to maintain such valuation allowance until sufficient positive evidence exists to support its full or partial reversal.
For the three months ended March 31, our income tax provision is summarized as follows: (i) for 2011, we recorded a current tax benefit of $1.6 million (which included a net benefit of $2.6 million to decrease our liability for uncertain tax positions (“UTPs”) ) and a deferred tax provision of $17.0 million (which included a benefit of $0.7 million for UTPs), resulting in a total provision of $15.4 million on pre-tax income of $36.9 million and (ii) for 2010, we recorded a current tax provision of $1.3 million (which included a provision of $2.3 million to increase our liability for UTPs) and a deferred tax provision of $0.2 million (which included a benefit of $0.2 million for UTPs), resulting in a total provision of $1.5 million on a pre-tax loss of $13.7 million.
The additional provision of $13.8 million in 2011 is primarily attributable to the benefit in 2010 from the release of valuation allowance, partially offset by the benefit in 2011 from having settled various state and local UTPs during the three months ended March 31, 2011.
Equity in Net Income of Affiliates
Equity in net income of affiliates consists of:

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Telesat	$48.0	$47.1
XTAR	(1.8)	(2.4)
Other	—	(0.1)

	$46.2	$44.6

Loral’s equity in net income of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income of Telesat also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we are constructing for Telesat.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended March 31, 2011, 2010 and the year ended December 31, 2010 follows (in millions):

	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	202.8	199.2	205.7	191.5
Operating expenses	(46.1)	(50.6)	(46.8)	(48.7)
Depreciation, amortization and stock-based compensation	(61.3)	(63.8)	(62.2)	(61.3)
Loss on disposition of long lived assets	(0.8)	—	(0.7)	—
Operating income	94.6	84.8	96.0	81.5
Interest expense	(55.5)	(62.3)	(56.3)	(59.9)
Foreign exchange gains	82.1	113.4	83.3	109.0
Losses on financial instruments	(29.3)	(44.8)	(29.7)	(43.1)
Other income (expense)	1.2	(0.3)	1.1	(0.3)
Income tax provision	(15.5)	(10.7)	(15.7)	(10.3)
Net income	77.6	80.0	78.7	76.9
Average exchange rate for translating Canadian dollars to U.S. dollars			0.9857	1.0403

	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	327.9	290.8	337.8	291.4
Total assets	5,382.9	5,298.8	5,546.0	5,309.4
Current liabilities	367.6	293.9	378.7	294.5
Long-term debt, including current portion	2,837.8	2,923.0	2,923.8	2,928.9
Total liabilities	4,140.3	4,137.1	4,265.7	4,145.3
Redeemable preferred stock	141.4	141.4	145.7	141.7
Shareholders’ equity	1,101.2	1,020.4	1,134.5	1,022.4
Period end exchange rate for translating Canadian dollars to U.S. dollars			0.9706	0.9980
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of March 31, 2011, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. We estimated that, after considering the impact of hedges, a five percent change in the value of the Canadian dollar against the U.S. dollar at March 31, 2011 would have increased or decreased Telesat’s net income for the three months ended March 31, 2011 by approximately $155 million. During the period from October 31, 2007 to March 31, 2011, Telesat’s U.S. Term Loan Facility, senior notes and senior subordinated notes have increased by approximately $59 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $104 million.
The equity losses in XTAR, L.L.C. (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

Backlog
Backlog as of March 31, 2011 and December 31, 2010 was as follows (in millions):

	March 31,	December 31,
	2011	2010
Satellite Manufacturing	$1,467	$1,625
Satellite Services	5,802	5,477

Total backlog before eliminations	7,269	7,102
Satellite Manufacturing eliminations	(3)	(4)
Satellite Services eliminations	(5,802)	(5,477)

Total backlog	$1,464	$1,621

The decrease in Satellite Manufacturing backlog as of March 31, 2011 compared with December 31, 2010 was the result of revenues recognized partially offset by one satellite award during the first quarter of 2011. The increase in Satellite Services backlog as of March 31, 2011 compared with December 31, 2010 was the result of additional bookings and exchange rate changes, partially offset by revenues recognized during the quarter.
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
The Parent Company has no debt. SS/L amended and restated its revolving credit facility on December 20, 2010, increasing the facility amount to $150 million, extending the maturity to January 24, 2014 and removing the Parent Company guarantee. At March 31, 2011, there were no outstanding borrowings and $5 million of letters of credit was outstanding. Telesat has third party debt with financial institutions, and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. The Parent Company has not provided a guarantee for the debt of Telesat or XTAR.
Cash is maintained at the Parent Company, SS/L, Telesat and XTAR to support the operating needs of each respective entity. The ability of SS/L and Telesat to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to the debt at each of those entities and in the case of Telesat and XTAR by their respective shareholder agreements.
The Parent Company’s cash flow is fairly predictable. SS/L’s cash flow, however, is subject to substantial timing fluctuation of receipts and expenditures and is difficult to forecast on a quarter to quarter basis. A typical satellite production contract takes two to three years to complete. SS/L’s cash receipts are tied to the achievement of contract milestones which are negotiated for each contract, and the timing of milestone receipts does not necessarily match the timing of cash expenditures. Revenues and profits under these long-term contracts are recognized using the cost-to-cost percentage of completion method, so the timing of revenue recognition and cash receipts do not match, creating fluctuations in certain balance sheet accounts including contracts-in-process, long-term receivables and customer advances. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenues and cash flow.
Cash and Available Credit
At March 31, 2011, the Company had $107 million of cash and cash equivalents, $18 million of restricted cash and no debt. The Company’s cash and cash equivalents decreased $59 million from December 31, 2010 while restricted cash increased $12 million. SS/L entered into a satellite manufacturing contract during the first quarter of 2011 that requires certain payments to go into escrow until the satellite is delivered. We anticipate the escrow amount of $12 million to grow by an additional $24 million over the construction period until the satellite is delivered, whereupon the funds with interest earned will be released to SS/L. The use of cash during the first quarter of 2011 was mainly the result of capital expenditures, funding by the Company of withholding taxes on employee cashless stock option exercises and an increase in inventories and net contract assets, including orbital receivables. These cash uses were partially offset by Adjusted EBITDA for the Company of approximately $35 million for the first quarter of 2011. During the quarter, SS/L did not borrow any funds under its revolving credit agreement.

As discussed above, SS/L’s revolving credit facility was amended and restated on December 20, 2010 to increase the facility from $100 million to $150 million, extend the maturity to January 24, 2014 and eliminate the Parent Company guarantee. A $50 million letter of credit sub-limit was maintained. As of March 31, 2011, SS/L had borrowing availability of approximately $145 million under the facility after giving effect to approximately $5 million of outstanding letters of credit. SS/L was in compliance with all the covenants of its revolving credit facility as of March 31, 2011 and December 31, 2010 and anticipates that over the next 12 months it will be in compliance with all covenants and have full availability of the facility. The amended and restated revolving credit facility allows for a spin-off of SS/L from Loral or an initial public offering of SS/L.
Cash Management
We have a cash management investment program that seeks a competitive return while maintaining a conservative risk profile. We currently invest our cash in several liquid Prime AAA money market funds. The dispersion across funds reduces the exposure of a default at one fund.
Orbital Receivables
As of March 31, 2011, SS/L had orbital receivables of approximately $326 million, net of fresh-start fair value adjustments of $17 million. Of the gross orbital receivables as of March 31, 2011, approximately $197 million are related to satellites launched and $146 million are related to satellites that are under construction. This represents an increase in gross orbital receivables of approximately $14 million from December 31, 2010.
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
Liquidity
The $59 million decrease in cash for the Company from December 31, 2010 to March 31, 2011, consisted of a $37 million increase for the Parent Company and a $96 million decrease for SS/L.
During the first quarter of 2011, the Parent Company’s unrestricted cash position increased approximately $37 million to $64 million. In January 2011, as permitted by the SS/L revolving credit facility, the Parent Company received a $50 million dividend from SS/L and paid SS/L $1 million in settlement of net intercompany account balances. Cash of $16 million was used to fund withholding taxes on employee cashless stock option exercises. The Parent Company also received $14 million in cash from the settlement of directors’ and officers’ liability insurance claims and received an additional $1.5 million in April 2011.
On March 1, 2011, Loral entered into agreements to sell its investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date. This transaction closed on April 11, 2011 with the Parent Company receiving the cash proceeds. In addition, in connection with this transaction, Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive, for four years, one-half of any net revenue actually earned by Telesat on such supplemental capacity.
Also in March 2011, Loral agreed that it intends to make a capital contribution in XTAR in proportion to its equity interest that will be used to repay a convertible loan and related interest to Hisdesat (see Note 8). This amount is anticipated to be paid by the Parent Company in June 2011 and is expected to be approximately $10 million.
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

During the first quarter of 2011, SS/L’s unrestricted cash position decreased approximately $96 million to $43 million. Much of the decrease is due to the non-operating activities described above: the $50 million dividend paid to the Parent Company, receipt of $1 million from the Parent Company to settle intercompany account balances and the reclassification of $12 million into the restricted cash balance. From an operating standpoint, SS/L’s cash decreased $35 million mainly as a result of capital expenditures and increased inventories and contract assets, including orbital receivables, partially offset by $41 million in Adjusted EBITDA during the first quarter of 2011.
SS/L’s projected use of cash for the remainder of 2011 includes capital expenditures and continued growth in its orbital receivables balance. With regard to capital expenditures, SS/L is initiating a two-year infrastructure campaign that includes the building of a second thermal vacuum chamber, completing certain building and systems modifications and purchasing additional test and satellite handling equipment to meet its contractual obligations more efficiently. Capital expenditures are estimated to be approximately $135 million over the two-year period before returning to a more customary level of annual capital expenditures of $30 million to $40 million. The orbital receivable asset will continue to grow in 2011, though at a lower rate than in 2010, as there were fewer satellite construction awards requiring orbital receivables in 2010. In addition, we anticipate that an additional $12 million of cash received in each of 2011 and 2012 will be added to the restricted escrow account as required by the contract that was signed in the first quarter of 2011. The uncertainty as to the timing and nature of new construction contract awards, milestone receipts and cash flow related to contract assets can change our cash requirements. SS/L believes that, absent unforeseen circumstances, with its cash on hand and cash flow from operations, it has sufficient liquidity to fulfill its obligations for the next 12 months. The borrowing capacity under the revolving credit facility also enhances SS/L’s liquidity position.
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
In February 2011, TerreStar withdrew its proposed plan of reorganization and, in May 2011, the bankruptcy court authorized the conduct of an auction by TerreStar for the sale of substantially all of its assets. Prior to withdrawing its plan, TerreStar had indicated that it intended to assume its contract for the satellite under construction. SS/L and TerreStar are in discussions regarding terms for the assumption of that contract, but, as a precaution, in case SS/L and TerreStar are not able to agree on terms, SS/L has filed a motion for relief from the automatic stay in bankruptcy to allow SS/L to terminate the contract. The bankruptcy court has deferred its decision on this motion pending the outcome of the discussions between SS/L and TerreStar. SS/L and TerreStar are also in discussions regarding terms for the assumption of the satellite construction contract for the in-orbit satellite and contract for related ground system deliverables. SS/L believes that the in-orbit satellite and related ground system deliverables are critical to the execution of TerreStar’s operation and business plan. In addition, under its satellite contracts with TerreStar, SS/L is obligated to provide orbital anomaly and troubleshooting support during the life of the satellites, and, if TerreStar were to reject these contracts, SS/L would not provide this support. SS/L believes that a prudent satellite operator would not risk losing SS/L’s support services because no other service provider has the data or capability to provide these services which are necessary for the continued successful operation of a satellite over its lifetime. SS/L believes, therefore, although no assurance can be given, that, because of its importance to TerreStar and the importance of SS/L’s ongoing technical support, any plan of reorganization for or sale of assets by TerreStar that does not provide for assumption of the in-orbit satellite contract would not be feasible. Notwithstanding these considerations, there can be no assurance that SS/L will reach an agreement with TerreStar regarding assumption of any of its contracts, or, if an agreement is reached, what the terms will be. SS/L believes, nevertheless, based on the discussions with TerreStar, that it is not probable that SS/L will incur a material loss with respect to the past due receivables or amounts scheduled to be paid in the future under its contracts with TerreStar. If TerreStar were to reject all of its contracts with SS/L and assuming that SS/L received no recovery on its claim as a creditor with respect to these contracts, SS/L believes that, after giving effect to amounts expected to be realized from the resale of the satellite under construction or its components, SS/L would incur a loss of approximately $20 million, SS/L’s cash flow in the short term would not be adversely affected and SS/L’s cash flow over the expected 15-year life of the satellites would be reduced by approximately $27 million, comprised substantially of long term orbital receivables, plus interest.
As of March 31, 2011, SS/L had receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $8 million. In addition, under its contract, ICO has future payment obligations to SS/L that total approximately $25 million, of which approximately $11 million (including $9 million of orbital incentives) is included in long-term receivables. After receiving Bankruptcy Court approval, ICO, which sought to reorganize under chapter 11 of the Bankruptcy Code in May 2009, assumed its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of certain payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of a chapter 11 plan of reorganization for ICO), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. Although a plan of reorganization for ICO was confirmed by the Bankruptcy Court in October 2009 and, in September 2010, ICO satisfied the regulatory approval condition precedent to the effective date of the plan when it obtained FCC approval for the transfer of its spectrum licenses to the reorganized entity, in December 2010, the United States Second Circuit Court of Appeals stayed consummation of the plan. The Second Circuit ultimately ruled that ICO’s plan of reorganization violated the absolute priority rule of the Bankruptcy Code and reversed the orders approving confirmation of ICO’s plan so that it could not be declared effective. In March 2011, the ICO Bankruptcy Court approved an investment agreement pursuant to which DISH Network Corporation (“DISH”) agreed to acquire ICO under an alternative plan of reorganization. In connection with this investment agreement, in April 2011, DISH purchased certain claims against ICO, including SS/L claims aggregating approximately $7.0 million plus approximately $1.4 million of accrued interest. SS/L believes that, based upon completion of the tender offer and other payments by ICO to SS/L under the modified contract, it is not probable that SS/L will incur a material loss with respect to the receivables from ICO. Closing of DISH’s acquisition of ICO and ICO’s emergence from chapter 11 is subject to a number of conditions, including, among others, confirmation of a new chapter 11 plan of reorganization for ICO and FCC regulatory approval.

SS/L booked seven satellite awards in both 2008 and 2009. SS/L booked six satellite awards in 2010 and one satellite during the first quarter of 2011, resulting in backlog of $1.5 billion at March 31, 2011. SS/L has high fixed costs relating primarily to labor and overhead. Based on SS/L’s current cost structure which has been sized to accommodate six to eight satellite contract awards per year, SS/L estimates that it covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of the satellite. If SS/L’s satellite awards fall below four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under the Credit Agreement are sufficient to finance SS/L, even if SS/L receives fewer than four awards over the next 12 months. If SS/L were to experience a shortage of orders below four awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs. There can be no assurance that SS/L could obtain such financing on favorable terms, if at all.
Telesat
Cash and Available Credit
As of March 31, 2011, Telesat had CAD 246 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its Revolving Facility. This cash balance at the end of March did not factor in CAD 61 million paid to Loral in April in respect of the acquisition of the Canadian payload on ViaSat-1. Telesat believes that cash and short-term investments as of March 31, 2011, cash flow from operations, including amounts provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Senior Secured Credit Facility (as defined below) will be adequate to meet its expected cash requirement for the next 12 months for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures.
Liquidity
A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months. Cash required for the construction of the Telstar 14R/Estrela do Sul 2, Nimiq 6 and the Anik G1 satellites plus the acquisition of the Canadian payload on ViaSat 1 will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Senior Secured Credit Facility.

Debt
Telesat has entered into agreements with a syndicate of banks to provide Telesat with a series of term loan facilities denominated in Canadian dollars and U.S. dollars, and a revolving facility (collectively, the “Senior Secured Credit Facilities”) as outlined below. In addition, Telesat has issued two tranches of notes.

			March 31,	December 31,
	Maturity	Currency	2011	2010
			(In CAD millions)
Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent	—	—
Canadian term loan facility	October 31, 2012	CAD	165	170
U.S. term loan facility	October 31, 2014	USD	1,648	1,699
U.S. term loan II facility	October 31, 2014	USD	142	146
Senior notes	November 1, 2015	USD	672	691
Senior subordinated notes	November 1, 2017	USD	211	217

		CAD	2,838	2,923

Less: deferred financing costs and repayment options			(52)	(54)

			2,786	2,869
Current portion		CAD	(131)	(97)

Long term portion		CAD	2,655	2,772

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
The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Borrowings under the Senior Secured Credit Facilities bear interest at a base interest rate plus margins of 275 — 300 basis points. The required repayments on the Canadian term loan facility will be CAD 85 million for the remainder of 2011. For the U.S. term loan facilities, required repayments in 2011 are 1/4 of 1% of the initial aggregate principal amount which is approximately $5 million per quarter. Telesat is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates.
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
Interest Expense
An estimate of the interest expense on the facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Senior Secured Credit Facilities. Telesat’s estimated interest expense for the remainder 2011 is approximately CAD 192 million.

Derivatives
Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.
Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At March 31, 2011, Telesat had CAD 127.3 million of outstanding foreign exchange contracts which require the Company to pay Canadian dollars to receive $125 million for future capital expenditures and interest payments. At March 31, 2011, the fair value of these derivative contract liabilities was a liability of CAD 5.7 million, and at December 31, 2010, the fair value of these derivative contracts was a CAD 2.6 million liability.
Telesat has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At March 31, 2011, the Company had a cross currency basis swap of CAD 1,184.4 million which requires the Company to pay Canadian dollars to receive $1,019.7 million. At March 31, 2011, the fair value of this derivative contract was a liability of CAD 220.7 million. This non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014. At December 31, 2010, the fair value of this derivative contract was a liability of CAD 192.5 million.
Interest
Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At March 31, 2011, the fair value of these derivative contract liabilities was CAD 36.6 million, and at December 31, 2010 there was a liability of CAD 49.4 million. These contracts are due between October 31, 2010 and October 31, 2014.
Capital Expenditures
Telesat has entered into contracts with SS/L for the construction of Telstar 14R/Estrela do Sul 2 (targeted to be launched later in May) Nimiq 6, a direct broadcast satellite to be used by Telesat’s customer, Bell TV, and Anik G1. Telesat also acquired the Canadian payload on ViaSat-1. These expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.
Contractual Obligations
There have not been any significant changes to the contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC. As of March 31, 2011, we have recorded liabilities for uncertain income tax positions in the amount of $120 million. We do not expect to make any significant payments regarding such liabilities during the next 12 months.
Statement of Cash Flows
Net Cash Used In Operating Activities
Net cash used in operations was $25 million for the three months ended March 31, 2011
The major driver of cash used in operations was an increase in program related assets (contracts-in-process and customer advances) of $48 million. Contracts-in-process consumed $97 million of cash due to advance spending on programs that customers are obligated to reimburse us for in the future. Customer advances provided $50 million of cash due to the timing of awards and progress on new satellite programs.
Net income adjusted for non-cash items provided $44 million of cash for the three months ended March 31, 2011.

Other factors affecting cash from operating activities: Changes in inventories, accounts payable, accrued expenses and other current liabilities used $15 million of cash for the three months ended March 31, 2011.
Net cash used in operations was $16 million for the three months ended March 31, 2010.
The major driver of this change was net cash used in program related assets of $26 million. Contracts-in-process consumed $8 million of cash due to advance spending on programs that customers were obligated to reimburse us for in the future. Customer advances consumed $19 million of cash due to the timing of awards and progress on new satellite programs.
Net loss adjusted for non-cash items used $7 million of cash for the three months ended March 31, 2010.
Other factors affecting cash from operating activities: Changes in accounts payable, accrued expenses and other current liabilities provided $16 million of cash for the three months ended March 31, 2010.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2011 was $19 million relating to capital expenditures of $7 million and a $12 million increase in restricted cash.
Net cash used in investing activities for the three months ended March 31, 2010 was $10 million relating to capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2011 was $15 million mainly relating to funding by the Company of withholding taxes on employee cashless stock option exercises.
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

As of March 31, 2011, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the March 31, 2011 exchange rates) that were unhedged:

	Foreign
	Currency	U.S. $
	(In millions)
Future revenues — Japanese yen	¥51.1	$0.6
Future expenditures — Japanese yen	¥2,980.5	$36.0
Future revenues — euros	€12.3	$17.5
Future expenditures — euros	€8.7	$12.3
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
The maturity of foreign currency exchange contracts held as of March 31, 2011 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In millions)
2011	€103.0	$132.0	$145.4
2012	27.0	32.6	37.6
2013	27.0	32.9	37.1

	€157.0	$197.5	$220.1

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.
Telesat
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 46% of Telesat’s revenues for the three months ended March 31, 2011, certain of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the US dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at March 31, 2011 would have increased or decreased Telesat’s net income for the three months ended March 31, 2011 by approximately $155 million.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.
Interest
Loral
The Company had no borrowings outstanding under the SS/L Credit Agreement at March 31, 2011. Borrowings under this facility are limited to Eurodollar Loans for periods ending in one, two, three or six months or daily loans for which the interest rate is adjusted daily based upon changes in the Prime Rate, Federal Funds Rate or one month Eurodollar Rate. Because of the nature of the borrowing under a revolving credit facility, the borrowing rate adjusts to changes in interest rates over time. For a $150 million credit facility, if it were fully borrowed, a one percent change in interest rates would effect the Company’s interest expense by $1.5 million for the year. The Company had no other long-term debt or other exposure to changes in interest rates with respect thereto.

Telesat
Telesat is exposed to interest rate risk on its cash and cash equivalents and the portion of its long term debt which is variable rate financing and unhedged. Changes in the interest rates could impact the amount of interest Telesat is required to pay.
Other
As of March 31, 2011, the Company held 984,173 shares of Globalstar Inc. common stock and $1.9 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the first quarter of 2011 year, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Item 4.	Disclosure Controls and Procedures
(a) Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.
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
Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2010 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 14 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section. The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Registrant Loral Space & Communications Inc.
/s/ Harvey B. Rein
Harvey B. Rein
Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer
Date: May 9, 2011

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