Form 10-Q
period 2011-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2011-08-09
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Commission file number 1-14180
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
Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 29, 2011, 21,201,625 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2011

Page No.
PART I — FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010	4

Condensed Consolidated Statements of Equity for the six months ended June 30, 2011 and the year ended December 31, 2010	5

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and June 30, 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3: Quantitative and Qualitative Disclosures About Market Risk	56

Item 4: Disclosure Controls and Procedures	57

PART II — OTHER INFORMATION

Item 1: Legal Proceedings	58

Item 1A: Risk Factors	58

Item 5: Other Information	58

Item 6: Exhibits	58

Signatures	59

Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements
LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$180,809	$165,801
Contracts-in-process	266,788	186,896
Inventories	85,018	71,233
Deferred tax assets	66,220	66,220
Other current assets	27,611	28,927

Total current assets	626,446	519,077
Property, plant and equipment, net	192,641	235,905
Long-term receivables	336,373	319,426
Investments in affiliates	421,739	362,556
Intangible assets, net	9,644	11,110
Long-term deferred tax assets	266,882	294,019
Other assets	25,063	12,816

Total assets	$1,878,788	$1,754,909

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$84,345	$95,952
Accrued employment costs	48,135	52,017
Customer advances and billings in excess of costs and profits	329,680	261,603
Other current liabilities	29,582	30,375

Total current liabilities	491,742	439,947
Pension and other postretirement liabilities	240,021	244,817
Long-term liabilities	168,168	169,196

Total liabilities	899,931	853,960
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 21,201,625 and 20,924,874 issued and outstanding	212	209
Non-voting common stock, $.01 par value; 20,000,000 shares authorized, 9,505,673 issued and outstanding	95	95
Paid-in capital	1,013,857	1,028,263
Retained earnings (accumulated deficit)	64,778	(32,374)
Accumulated other comprehensive loss	(100,983)	(95,873)

Total shareholders’ equity attributable to Loral	977,959	900,320
Noncontrolling interest	898	629

Total equity	978,857	900,949

Total liabilities and equity	$1,878,788	$1,754,909

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues	$252,422	$279,962	$532,321	$508,876
Cost of revenues	213,684	236,653	445,205	447,078
Selling, general and administrative expenses	22,167	20,211	43,093	40,610
Gain on disposition of net assets	(6,913)	—	(6,913)	—
Directors’ indemnification expense	—	—	—	14,357

Operating income	23,484	23,098	50,936	6,831
Interest and investment income	4,719	2,833	12,292	6,112
Interest expense	(677)	(581)	(1,309)	(1,204)
Gain on litigation, net	65	—	4,535	—
Other (expense) income	(1,486)	1,005	(3,437)	912

Income before income taxes and equity in net income (loss) of affiliates	26,105	26,355	63,017	12,651
Income tax provision	(20,419)	(1,646)	(35,782)	(3,161)

Income before equity in net income (loss) of affiliates	5,686	24,709	27,235	9,490
Equity in net income (loss) of affiliates	23,940	(44,374)	70,186	218

Net income (loss)	29,626	(19,665)	97,421	9,708
Net income attributable to noncontrolling interest	(293)	—	(269)	—

Net income (loss) attributable to Loral	29,333	(19,665)	97,152	9,708

Net income (loss) per share attributable to Loral common shareholders:
Basic	$0.96	$(0.66)	$3.17	$0.32

Diluted	$0.91	$(0.66)	$3.01	$0.32

Weighted average common shares outstanding:
Basic	30,698	29,984	30,668	29,923

Diluted	31,143	29,984	31,241	30,564

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock					Retained	Accumulated
	Voting		Non-Voting			Earnings/	Other
	Shares		Shares		Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Deficit)	Loss	Interest	Equity
Balance, January 1, 2010	20,391	$204	9,506	$95	$1,013,790	$(519,220)	$(62,878)	—	$431,991

Net income						486,846		$495	487,341
Other comprehensive loss							(32,995)		(32,995)

Comprehensive income									454,346
Exercise of stock options	547	5			13,990				13,995
Shares surrendered to fund withholding taxes	(13)	—			(2,477)				(2,477)
Tax benefit associated with exercise of stock options					412				412
Stock based compensation					2,548				2,548
Contribution by noncontrolling interest								134	134

Balance, December 31, 2010	20,925	209	9,506	95	1,028,263	(32,374)	(95,873)	629	900,949

Net income						97,152		269	97,421
Other comprehensive loss							(5,110)		(5,110)

Comprehensive income									92,311
Exercise of stock options	277	3			444				447
Shares surrendered to fund withholding taxes					(16,765)				(16,765)
Tax benefit associated with exercise of stock options					1,361				1,361
Stock based compensation					554				554

Balance, June 30, 2011	21,202	$212	9,506	$95	$1,013,857	$64,778	$(100,983)	$898	$978,857

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2011	2010
Operating activities:
Net income	$97,421	$9,708
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating items (Note 3)	(31,510)	17,662
Changes in operating assets and liabilities:
Contracts-in-process	(74,031)	(55,861)
Inventories	(13,785)	9,562
Long-term receivables	(1,553)	(2,927)
Other current assets and other assets	(5,045)	(1,245)
Accounts payable	(11,065)	8,206
Accrued expenses and other current liabilities	(4,645)	(5,161)
Customer advances	52,177	13,341
Income taxes payable	(3,700)	888
Pension and other postretirement liabilities	(4,796)	(1,835)
Long-term liabilities	(1,999)	214

Net cash used in operating activities	(2,531)	(7,448)

Investing activities:
Capital expenditures	(17,711)	(26,983)
Proceeds from sale of net assets	61,482	—
Increase in restricted cash	(11,275)	—

Net cash provided by (used in) investing activities	32,496	(26,983)

Financing activities:
Proceeds from the exercise of stock options	447	8,334
Funding of withholding taxes on employee cashless stock option exercises	(16,765)	(443)
Excess tax benefit associated with exercise of stock options	1,361	—

Net cash (used in) provided by financing activities	(14,957)	7,891

Increase (decrease) in cash and cash equivalents	15,008	(26,540)
Cash and cash equivalents — beginning of period	165,801	168,205

Cash and cash equivalents — end of period	$180,809	$141,665

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
Loral has two segments (see Note 17):
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
Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco (see Note 9). We use the equity method of accounting for our ownership interest in Telesat Holdco.
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.
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

Ownership interests in Telesat and XTAR, L.L.C. (“XTAR”) are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of our beneficial interest. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss would be recognized when there has been a loss in value of the affiliate that is other-than-temporary.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2011:

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents
Money market funds	$178,401	$—	$—
Available-for-sale securities
Communications industry	$1,211	$—	$—
Derivatives
Foreign exchange contracts	$—	$—	$—
Non-qualified pension plan assets	$1,612	$—	$—
Liabilities:
Derivatives
Foreign exchange contracts	$—	$20,032	$—
The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of June 30, 2011.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow projections. An impairment charge would be recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary. We had no equity-method investments required to be measured at fair value at June 30, 2011.
Recent Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance, effective for the Company on January 1, 2012, requires changes in presentation only and will have no significant impact on our consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of this guidance, effective for the Company on January 1, 2012, will have a significant impact on our consolidated financial statements.

3. Additional Cash Flow Information
The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months
	Ended June 30,
	2011	2010
Non-cash operating items:
Equity in net income of affiliates	$(70,186)	$(218)
Deferred taxes	30,429	(347)
Depreciation and amortization	15,562	17,576
Stock based compensation	554	3,723
Warranty expense accruals (reversals)	365	(520)
Amortization of prior service credits and net actuarial gain	664	(70)
Gain on disposition of net assets	(6,913)	—
Unrealized (gain) loss on non-qualified pension plan assets	(198)	58
Non-cash net interest income	(1,620)	(1,633)
Loss on foreign currency transactions and contracts	345	67
Amortization of fair value adjustments related to orbital incentives	(512)	(974)

Net non-cash operating items	$(31,510)	$17,662

Non-cash investing activities:
Capital expenditures incurred not yet paid	$2,239	$3,562

Supplemental information:
Interest paid	$1,040	$984

Tax payments, net of refunds	$5,213	$1,244

At June 30, 2011 and December 31, 2010, other current assets included restricted cash of nil and $0.6 million, respectively, and other assets included restricted cash of $16.9 million and $5.0 million, respectively.
4. Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months
	Ended June 30,
	2011	2010
Net income (loss)	$29,626	$(19,665)
Amortization of prior service credits and net actuarial loss (gain), net of tax provision of $144 in 2011	188	(35)
Proportionate share of Telesat Holdco other comprehensive income, net of tax provision of $1,219 in 2011	1,623	86

Derivatives:
Unrealized loss on foreign currency hedges, net of tax benefit of $1,581 in 2011	(2,387)	(259)
Less: reclassification for loss (gain) included in net income, net of tax provision of $1,740 in 2011	2,592	(952)

Net unrealized gain (loss) on derivatives	205	(1,211)

Unrealized (loss) gain on available-for-sale securities, net of tax benefit of $17 in 2011	(22)	177

Comprehensive income	$31,620	$(20,648)

	Six Months
	Ended June 30,
	2011	2010
Net income	$97,421	$9,708
Amortization of prior service credits and net actuarial loss (gain), net of tax provision of $278 in 2011	386	(70)
Proportionate share of Telesat Holdco other comprehensive income (loss), net of tax provision of $282 in 2011	230	(242)

Derivatives:
Unrealized (loss) gain on foreign currency hedges, net of tax benefit of $6,248 in 2011	(9,293)	2,101
Less: reclassification for loss (gain) included in net income, net of tax provision of $2,485 in 2011	3,696	(1,983)

Net unrealized (loss) gain on derivatives	(5,597)	118

Unrealized (loss) gain on available-for-sale securities, net of tax benefit of $87 in 2011	(129)	659

Comprehensive income	$92,311	$10,173

5. Contracts-in-Process and Long-Term Receivables
Contracts-in-Process
Contracts-in-Process are comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010
Contracts-in-Process:
Amounts billed	$207,330	$125,593
Unbilled receivables	59,458	61,303

	$266,788	$186,896

As of June 30, 2011 and December 31, 2010, billed receivables were reduced by an allowance for doubtful accounts of $0.2 million.
Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables. Fresh-start fair value adjustments relating to contracts-in-process are amortized on a percentage of completion basis as performance under the related contract is completed (see Note 10).
Long-Term Receivables
Billed receivables relating to long-term contracts are expected to be collected within one year. We classify deferred billings and the orbital receivable component of unbilled receivables expected to be collected beyond one year as long-term. Fresh-start fair value adjustments relating to long-term receivables are amortized using the effective interest method over the life of the related orbital stream (see Note 10).
Receivable balances related to satellite orbital incentive payments, deferred billings and the Telesat consulting services fee (see Note 18) as of June 30, 2011 and December 31, 2010 are presented below (in thousands):

	June 30,	December 31,
	2011	2010
Orbital receivables	$329,784	$312,412
Deferred receivables	1,973	2,893
Telesat consulting services receivables	19,109	17,556

	350,866	332,861
Less, current portion included in contracts-in-process	(14,493)	(13,435)

Long-term receivables	$336,373	$319,426

Financing Receivables
The following summarizes the age of financing receivables that have a contractual maturity of over one year as of June 30, 2011 (in thousands):

				Financing
				Receivables			More
				Subject To		90 Days or	Than 90
	Total	Unlaunched	Launched	Aging	Current	Less	Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$315,291	$135,848	$179,443	$179,443	$179,443	$—	$—
Short term unbilled	11,309	—	11,309	11,309	11,309	—	—
Short term billed	3,184	—	3,184	3,184	1,349	—	1,835

	329,784	135,848	193,936	193,936	192,101	—	1,835
Deferred Receivables	1,973	—	—	1,973	1,973	—	—

Consulting Services:
Receivables from Telesat	19,109	—	—	19,109	19,109	—	—

	350,866	135,848	193,936	215,018	213,183	—	1,835
Contracts-in-Process:
Unbilled receivables	48,149	48,149	—	—	—	—	—

Total	$399,015	$183,997	$193,936	$215,018	$213,183	$—	$1,835

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of December 31, 2010 (in thousands):

				Financing
				Receivables			More
				Subject To		90 Days or	Than 90
	Total	Unlaunched	Launched	Aging	Current	Less	Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$298,977	$133,688	$165,289	$165,289	$165,289	$—	$—
Short term unbilled	11,009	—	11,009	11,009	11,009	—	—
Short term billed	2,426	—	2,426	2,426	659	—	1,767

	312,412	133,688	178,724	178,724	176,957	—	1,767
Deferred Receivables	2,893	—	—	2,893	2,893	—	—

Consulting Services:
Receivables from Telesat	17,556	—	—	17,556	17,556	—	—

	332,861	133,688	178,724	199,173	197,406	—	1,767
Contracts-in-Process:
Unbilled receivables	50,294	50,294	—	—	—	—	—

Total	$383,155	$183,982	$178,724	$199,173	$197,406	$—	$1,767

Billed receivables of $204.1 million and $123.2 million as of June 30, 2011 and December 31, 2010, respectively (not including billed orbital receivables of $3.2 million and $2.4 million as of June 30, 2011 and December 31, 2010, respectively) have been excluded from the tables above as they have contractual maturities of less than one year.
Long term unbilled receivables include satellite orbital incentives related to satellites under construction of $135.8 million and $133.7 million as of June 30, 2011 and December 31, 2010, respectively. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the applicable satellite is launched. Contracts-in-process include $48.1 million and $50.3 million as of June 30, 2011 and December 31, 2010, respectively, of unbilled receivables that represent accumulated incurred costs and earned profits net of losses on contracts in process that have been recorded as sales but have not yet been billed to customers. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the contractual obligation to bill the customer is fulfilled.

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

	June 30,	December 31,
Rating Categories	2011	2010
A/BBB	$26,583	$37,303
BB/B	235,560	225,533
B/CCC	86,548	80,222
Customers in bankruptcy	38,663	39,376
Other	11,661	721

Total financing receivables	$399,015	$383,155

6. Inventories
Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010

Inventories-gross	$117,845	$104,029
Impaired inventory	(31,401)	(31,370)

	86,444	72,659
Inventories included in other assets	(1,426)	(1,426)

	$85,018	$71,233

7. Financial Instruments, Derivatives and Hedging Transactions
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
As of June 30, 2011, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the June 30, 2011 exchange rates) that were unhedged:

	Foreign
	Currency	U.S.$
	(In thousands)
Future revenues — Japanese yen	¥83,368	$1,035
Future expenditures — Japanese yen	¥2,586,870	$32,120
Future revenue — euros	€12,786	$18,524
Future expenditures — euros	€8,688	$12,588

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
The maturity of foreign currency exchange contracts held as of June 30, 2011 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		Hedge	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)
2011	€65,456	$85,475	$94,594
2012	27,000	32,649	38,499
2013	27,000	32,894	37,958

	€119,456	$151,018	$171,051

Balance Sheet Classification
The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of June 30, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$12,546
		—	Other liabilities	6,491

		—		19,037

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets		Other current liabilities	869
		—	Other liabilities	126

Total derivatives		$—		$20,032

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

Cash Flow Hedge Gains (Losses) Recognition
The following summarizes the gains (losses) recognized in the consolidated statements of operations and in accumulated other comprehensive loss for all derivatives for the three and six months ended June 30, 2011 (in thousands):

		Gain (Loss) Reclassified from		Gain (Loss) on Derivative
		Accumulated		Ineffectiveness and
	Gain (Loss) Recognized	OCI into Income		Amounts Excluded from
Derivatives in Cash Flow	in OCI on Derivatives	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
Three months ended June 30, 2011
Foreign exchange contracts	$(3,968)	Revenue	$(4,332)	Revenue	$(61)
				Interest income	$—
Six months ended June 30, 2011
Foreign exchange contracts	$(15,541)	Revenue	$(6,181)	Revenue	$1,074
				Interest income	$(1)

	Gain (Loss) Recognized in
	Income
	on Derivatives
Cash Flow Derivatives Not Designated as Hedging Instruments	Location	Amount
Three months ended June 30, 2011
Foreign exchange contracts	Revenue	$1,255

Six months ended June 30, 2011
Foreign exchange contracts	Revenue	$(1,195)

The following summarizes the gains (losses) recognized in the condensed consolidated statement of operations and in accumulated other comprehensive income for all derivatives for the three and six months ended June 30, 2010 (in thousands):

	Gain(Loss)	Gain Reclassified from		Loss on Derivative
	Recognized	Accumulated		Ineffectiveness and
	in OCI on	OCI into Income		Amounts Excluded from
Derivatives in Cash Flow	Derivative	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
Three months ended June 30, 2010:
Foreign exchange contracts	$(259)	Revenue	$952	Revenue	$(34)
				Interest income	$(8)
Six months ended June 30, 2010:
Foreign exchange contracts	$2,101	Revenue	$1,983	Revenue	$(339)
				Interest income	$(19)

	Gain
	Recognized in Income
	on Derivative
Cash Flow Derivatives Not Designated as Hedging Instruments	Location	Amount
Three months ended June 30, 2010:
Foreign exchange contracts	Revenue	$262

Six months ended June 30, 2010:
Foreign exchange contracts	Revenue	$522
We estimate that $19.7 million of net losses from derivative instruments included in accumulated other comprehensive loss as of June 30, 2011 will be reclassified into earnings within the next 12 months.
8. Property, Plant and Equipment
Property, plant and equipment consists of (in thousands):

	June 30,	December 31,
	2011	2010
	(In thousands)
Land and land improvements	$27,036	$27,036
Buildings	69,338	68,899
Leasehold improvements	15,069	14,007
Equipment, furniture and fixtures	201,913	185,801
Satellite capacity under construction (see Note 18)	—	40,495
Other construction in progress	13,833	20,187

	327,189	356,425
Accumulated depreciation and amortization	(134,548)	(120,520)

	$192,641	$235,905

Depreciation and amortization expense for property, plant and equipment was $7.1 million and $6.3 million for the three months ended June 30, 2011 and 2010, respectively, and $14.0 million and $12.3 million for the six months ended June 30, 2011 and 2010, respectively.

9. Investments in Affiliates
Investments in affiliates consist of (in thousands):

	June 30,	December 31,
	2011	2010
	(In thousands)
Telesat Holdings Inc.	$358,876	$295,797
XTAR, LLC	61,440	65,293
Other	1,423	1,466

	$421,739	$362,556

Equity in net income (loss) of affiliates consists of:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Telesat Holdings Inc.	$26,059	$(42,360)	$74,081	$4,703
XTAR, LLC	(2,089)	(1,951)	(3,853)	(4,358)
Other	(30)	(63)	(42)	(127)

	$23,940	$(44,374)	$70,186	$218

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Revenues	$33,594	$23,269	$75,845	$45,451
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	127	(2,347)	(7,193)	(3,710)
Profits relating to affiliate transactions not eliminated	(71)	1,320	4,049	2,088
The above amounts related to transactions with affiliates exclude the effect of Loral’s sale of its portion of the payload on the ViaSat-1 satellite and related net assets to Telesat. As a result of this sale to Telesat, Loral received a $13 million sale premium and reversed $5 million of cumulative intercompany profit eliminations that were recorded when the satellite was being built for Loral. This combined benefit was reduced by the $11 million elimination of the portion of the benefit applicable to Loral’s 64% interest in Telesat, which has been reflected as a reduction of our investment in Telesat, and the remaining $6.9 million has been reflected as a gain on our condensed consolidated statements of operations for the three and six months ended June 30, 2011.
We use the equity method of accounting for our majority economic interest in Telesat because we own 33 1/3% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions but have no voting rights. The ability of Telesat to pay dividends and consulting fees in cash to Loral is governed by applicable covenants relating to Telesat’s debt and shareholder agreements. Telesat is permitted to pay cash dividends of $75 million plus 50% of cumulative consolidated net income to its shareholders and consulting fees to Loral only when Telesat’s ratio of consolidated total debt to consolidated EBITDA is less than 5.0 to 1.0. Through June 30, 2011, Loral has received no dividend payments from Telesat. For the three and six months ended June 30, 2011, Loral received payments from Telesat of $1.6 million for consulting fees and interest.
The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution, to Telesat in 2007 was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities is proportionately eliminated in determining our share of the income or losses of Telesat. Our equity in the net income or loss of Telesat also reflects the elimination of our profit, to the extent of our economic interest, on satellites we are constructing for Telesat.

Telesat
The following table presents summary financial data for Telesat in accordance with U.S. GAAP for the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Statement of Operations Data:
Revenues	$207,139	$199,593	412,861	$391,112
Operating expenses	(47,041)	(46,367)	(93,816)	(95,080)
Depreciation, amortization and stock-based compensation	(62,768)	(62,225)	(124,959)	(123,533)
Loss on disposition of long lived asset	(5)	—	(764)	—
Operating income	97,325	91,001	193,322	172,499
Interest expense	(54,373)	(58,869)	(110,685)	(118,805)
Foreign exchange gains (losses)	15,238	(142,351)	98,568	(33,355)
Financial instruments (losses) gains	(11,171)	49,679	(40,894)	6,626

Other income (expense)	494	(901)	1,590	(1,177)
Income tax (provision) benefit	(9,158)	135	(24,883)	(10,173)
Net income (loss)	38,355	(61,306)	117,018	15,615

	June 30,	December 31,
	2011	2010
	(In thousands)
Balance Sheet Data:
Current assets	$229,433	$291,367
Total assets	5,574,872	5,309,441
Current liabilities	328,977	294,485
Long-term debt, including current portion	2,915,131	2,928,916
Total liabilities	4,243,456	4,145,336
Redeemable preferred stock	146,808	141,718
Shareholders’ equity	1,184,608	1,022,387
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
In January 2005, Hisdesat provided XTAR with a convertible loan in the principal amount of $10.8 million due February 2011, for which Hisdesat received enhanced governance rights in XTAR. At June 30, 2011, the accrued interest on the convertible loan was $7.1 million. The due date for the loan has been extended to September 30, 2011. Loral and Hisdesat have discussed a transaction pursuant to which Hisdesat would, subject to obtaining regulatory approvals, convert the principal of the note and accrued interest into ordinary membership interests in XTAR, thereby reducing our equity interest in XTAR to approximately 48%. Loral and Hisdesat agreed that, if regulatory approval is not obtained by September 30, 2011, Loral and Hisdesat will each make a capital contribution to XTAR in proportion to its equity interest, and XTAR will use the proceeds to repay the convertible loan and related accrued interest to Hisdesat.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders is $24 million in 2011, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Interest on XTAR’s outstanding lease obligations to Hisdesat is paid through the issuance of a class of non-voting membership interests in XTAR, which enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch Up Payments through June 30, 2011 were $11.7 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 18).
The following table presents summary financial data for XTAR as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Statement of Operations Data:
Revenues	$8,457	$8,903	$17,327	$16,844
Operating expenses	(8,625)	(8,876)	(17,129)	(17,394)
Depreciation and amortization	(2,403)	(2,404)	(4,808)	(4,809)
Operating loss	(2,571)	(2,377)	(4,610)	(5,359)
Net loss	(3,723)	(3,491)	(6,860)	(7,777)

	June 30,	December 31,
	2011	2010
	(In thousands)
Balance Sheet Data:
Current assets	$9,004	$9,290
Total assets	91,290	96,383
Current liabilities	63,029	61,839
Total liabilities	71,383	69,616
Members’ equity	19,907	26,767
Other
As of June 30, 2011 and December 31, 2010, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.
10. Intangible Assets
Intangible Assets were established in connection with our 2005 adoption of fresh-start accounting and consist of:

	Weighted Average
	Remaining	June 30, 2011		December 31, 2010
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)
Internally developed software and technology	2	$59,027	$(55,938)	$59,027	$(54,702)
Trade names	15	9,200	(2,645)	9,200	(2,415)

		$68,227	$(58,583)	$68,227	$(57,117)

Total amortization expense for intangible assets was $0.7 million and $2.8 million for the three months ended June 30, 2011 and 2010, respectively, and $1.5 million and $5.6 million for the six months ended June 30, 2011 and 2010, respectively. Annual amortization expense for intangible assets for the five years ending December 31, 2015 is estimated to be as follows (in thousands):

2011	$2,931
2012	2,314
2013	460
2014	460
2015	460
The following summarizes fair value adjustments made in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities (in thousands):

	June 30,	December 31,
	2011	2010
	(In thousands)
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	19,743	19,299

	$(17,153)	$(17,597)

Net amortization of these fair value adjustments was a credit to expense of $0.3 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively and a credit to expense of $0.4 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.
11. Debt
SS/L Credit Agreement
On December 20, 2010, SS/L entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions. The Credit Agreement provides for a $150 million senior secured revolving credit facility (the “Revolving Facility”). The Revolving Facility includes a $50 million letter of credit sublimit and a $10 million swingline commitment. The Credit Agreement matures on January 24, 2014. The prior $100 million credit agreement was entered into on October 16, 2008 and had a maturity date of October 16, 2011.
The following summarizes information related to the Credit Agreement and prior credit agreement (in thousands, except percentages):

	June 31,	December 31,
	2011	2010
Letters of credit outstanding	$4,911	$4,911
Borrowings	—	—

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest expense (including commitment and letter of credit fees)	$325	$200	$646	$398
Amortization of issuance costs	$181	$219	$362	$438
12. Income Taxes
Until the fourth quarter of 2010, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to the deferred tax assets related to AMT credit carryforwards. During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future, and therefore, a full valuation allowance was no longer required. Accordingly, we reversed a substantial portion of the valuation allowance as a deferred income tax benefit and reduced the valuation allowance as of December 31, 2010 to $11.2 million. At June 30, 2011, we maintained a valuation allowance against our deferred tax assets for capital loss carryovers and certain state tax attributes due to the limited carryforward periods and the character of such attributes and will continue to maintain such valuation allowance until sufficient positive evidence exists to support its full or partial reversal.

For the six months ended June 30, our income tax provision is summarized as follows: (i) for 2011, we recorded a current tax provision of $5.4 million (which included a provision of $2.5 million to increase our liability for uncertain tax positions (“UTPs”) ) and a deferred tax provision of $30.4 million (which included a benefit of $4.3 million for UTPs), resulting in a total provision of $35.8 million on pre-tax income of $63.0 million and (ii) for 2010, we recorded a current tax provision of $3.5 million (which included a provision of $3.9 million to increase our liability for UTPs) and a deferred tax benefit of $.3 million (which included a benefit of $0.1 million for UTPs), resulting in a total provision of $3.2 million on a pre-tax income of $12.7 million.
As of June 30, 2011, we had unrecognized tax benefits relating to UTPs of $111.9 million. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of June 30, 2011, we have accrued approximately $26.2 million and $23.3 million for the payment of potential tax-related interest and penalties, respectively.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2006. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our state income tax returns filed for 2005 and 2006 and federal and state income tax returns filed for 2007, potentially resulting in a $1.4 million reduction to our unrecognized tax benefits.
The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets:

	Six Months
	Ended June 30,
	2011	2010
	(In thousands)
Liabilities for UTPs:
Opening balance — January 1	$122,857	$111,316
Current provision (benefit) for:
Unrecognized tax benefits	2,722	682
Potential additional interest	2,803	2,881
Potential additional penalties	1,153	589
Statute expirations	(942)	(288)
Tax settlements	(3,257)	—

Ending balance — June 30	125,336	115,180

UTP adjustment to net deferred tax asset:
Opening balance — January 1	13,920	(239)
Current change for unrecognized tax benefits	4,267	76

Ending balance — June 30	18,187	(163)

Total uncertain tax positions	$143,523	$115,017

As of June 30, 2011, if our positions are sustained by the taxing authorities, approximately $107.1 million would reduce the Company’s future income tax provisions. Other than as described above, there were no significant changes to our uncertain tax positions during the six months ended June 30, 2011 and 2010, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.
13. Stock-Based Compensation
As of June 30, 2011, there were 1,144,114 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if Loral restricted stock units or SS/L phantom stock appreciation rights are settled in Loral common stock.
The fair value of the SS/L phantom stock appreciation rights (“SS/L Phantom SARs”) is included as a liability in our consolidated balance sheets. The payout liability is adjusted each reporting period to reflect the fair value of the underlying SS/L equity based on the actual performance of SS/L. As of June 30, 2011 and December 31, 2010, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $3.5 million and $6.3 million, respectively. During the six months ended June 30, 2011 and 2010, cash payments of $4.3 million and $3.6 million, respectively, were made related to SS/L Phantom SARs.

Total stock-based compensation was $0.6 million and $2.0 million, for the three months ended June 30, 2011 and 2010 respectively, and $2.1 million and $5.2 million for the six months ended June 30, 2011 and 2010, respectively. There were no grants of stock-based awards during the six months ended June 30, 2011.
14. Pensions and Other Employee Benefit Plans
The following table provides the components of net periodic cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months and six months ended June 30, 2011 and 2010:

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$3,048	$2,596	$181	$234
Interest cost	6,327	6,117	837	981
Expected return on plan assets	(5,813)	(5,157)	(4)	(8)
Amortization of prior service credits and net actuarial loss or (gain)	711	131	(379)	(166)

Net periodic cost	$4,273	$3,687	$635	$1,041

	Pension Benefits		Other Benefits
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$6,096	$5,192	$362	$468
Interest cost	12,654	12,234	1,674	1,962
Expected return on plan assets	(11,626)	(10,314)	(8)	(16)
Amortization of prior service credits and net actuarial loss or (gain)	1,422	262	(758)	(332)

Net periodic cost	$8,546	$7,374	$1,270	$2,082

15. Commitments and Contingencies
Financial Matters
SS/L has deferred revenue and accrued liabilities for warranty payback obligations relating to performance incentives for satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the six months ended June 30, 2011, is as follows (in thousands):

Balance of deferred amounts at January 1, 2011	$35,730
Warranty costs incurred including payments	(847)
Accruals relating to pre-existing contracts (including changes in estimates)	1,212

Balance of deferred amounts at June 30, 2011	$36,095

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbital incentives”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital incentive payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included in our consolidated balance sheet as of June 30, 2011 were $330 million, net of fair value adjustments of $17 million. Approximately $211 million of the gross orbital receivables are related to satellites launched as of June 30, 2011, and $136 million are related to satellites under construction as of June 30, 2011.

On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under chapter 11 of the Bankruptcy Code. As of June 30, 2011, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related ground system deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at June 30, 2011 is $15 million. The long term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million.
In July 2011, the TerreStar Bankruptcy Court approved an agreement between TerreStar and a subsidiary of DISH Network Corporation (“DISH Subsidiary”) pursuant to which DISH Subsidiary agreed to purchase substantially all of TerreStar’s assets. In connection with the sale, pursuant to a Stipulation and Order entered into between TerreStar and SS/L and approved by the TerreStar Bankruptcy Court in July 2011, the parties agreed to amend the satellite construction contract for the in-orbit satellite, the contract for related ground system deliverables and the contract for the satellite under construction, and TerreStar agreed to assume and assign to DISH Subsidiary, and DISH Subsidiary will take assignment of, such contracts as amended. The contract amendments provide for restructuring of certain past due payments and payments to become due as a result of which SS/L will maintain the collective profit position of the contracts and will not realize any impairment to its receivables. In addition, SS/L will be entitled to an allowed unsecured claim against TerreStar in the amount of approximately $5 million. The assumption will be effective as of the earlier of the closing of the asset sale to DISH Subsidiary or the effective date of confirmation of a plan of reorganization for TerreStar. The assignment will be effective as of the closing of the asset sale to DISH Subsidiary. The asset sale is subject to a number of conditions, including, among others, FCC and other regulatory approvals. Pending assumption and assignment of the contracts, TerreStar is required to make payments that fall due in the ordinary course of business under the contracts as amended. Assuming closing of the asset sale to DISH Subsidiary and assumption and assignment of the contracts as amended, SS/L believes that it will not incur a loss with respect to the receivables due from TerreStar.
As of June 30, 2011, SS/L had receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $1 million. In addition, under its contract, ICO has future payment obligations to SS/L that total approximately $23 million, of which approximately $11 million (including $9 million of orbital incentives) is included in long-term receivables. After receiving Bankruptcy Court approval, ICO, which sought to reorganize under chapter 11 of the Bankruptcy Code in May 2009, assumed its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of certain payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of a chapter 11 plan of reorganization for ICO), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. In March 2011, the ICO Bankruptcy Court approved an investment agreement pursuant to which DISH Network Corporation (“DISH”) agreed to acquire ICO. In connection with this investment agreement, in April 2011, DISH purchased certain claims against ICO, including SS/L claims aggregating approximately $7.0 million plus approximately $1.4 million of accrued interest. SS/L believes that, based upon completion of the tender offer and other payments by ICO to SS/L under the modified contract, it is not probable that SS/L will incur a material loss with respect to the receivables from ICO. Although in July 2011, the ICO Bankruptcy Court confirmed a plan of reorganization for ICO, closing of DISH’s acquisition of ICO and ICO’s emergence from chapter 11 is still subject to certain other conditions, including, FCC regulatory approval.
See Note 18 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.
Satellite Matters
Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Thirty-five of the satellites built by SS/L, launched since 1997 and still on-orbit have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of performance incentives by SS/L. SS/L has implemented remediation measures that SS/L believes will reduce this type of anomaly for satellites launched after June 2001. Based upon information currently available relating to the power losses, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

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
SS/L currently has two contracts-in-process with estimated delivery dates later than the contractually specified dates after which the customers may terminate the contracts for default. The customers are established operators which will utilize the satellites in the operation of their existing businesses. SS/L and the customers are continuing to perform their obligations under the contracts, and the customers continue to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customers will take delivery of these satellites and will not seek to terminate the contracts for default. If the customers should successfully terminate the contracts for default, the customers would be entitled to a full refund of their payments and liquidated damages, which through June 30, 2011 totaled approximately $371 million, plus re-procurement costs and interest. In the event of terminations for default, SS/L would own the satellites and would attempt to recoup any losses through resale to other customers.
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
See Note 18 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to SS/L’s obligation to make payments to Telesat for transponders on Telstar 18.

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
Old Loral Class Action Securities Litigations
Beleson. In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz, the former Chief Executive Officer of Old Loral, in the United States District Court for the Southern District of New York. The complaint sought, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleged (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets by Old Loral to Intelsat and Old Loral’s chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. The defendant filed a motion for summary judgment in July 2008, and plaintiffs filed a cross-motion for partial summary judgment in September 2008. In February 2009, the District Court granted defendant’s motion and denied plaintiffs’ cross motion. In March 2009, plaintiffs filed a notice of appeal with respect to the District Court’s decision. Pursuant to stipulations entered into in February, May, July, August and October 2010 among the parties and the plaintiffs in the previously disclosed Christ case, the appeal, which had been consolidated with the Christ case, was withdrawn, provided however, that plaintiffs could reinstate the appeal on or before November 19, 2010. In November 2010, plaintiffs did reinstate the appeal, and, in April 2011, the Second Circuit affirmed the decision of the District Court. Plaintiffs did not appeal the decision to the United States Supreme Court within the applicable time period for filing such an appeal and, therefore, the Beleson case has been concluded and Loral will not incur any liability as a result thereof.
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

16. Earnings Per Share
Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat. The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2011	2011
	(In thousands)
Net income (loss) attributable to Loral common shareholders — basic	$29,333	$97,152
Less: Adjustment for dilutive effect of Telesat stock options	(998)	(2,967)

Net income (loss) attributable to Loral common shareholders — diluted	28,335	94,185

Telesat stock options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2010 because they did not have a significant dilutive effect.
Basic earnings per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of weighted average common shares outstanding for diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Common and potential common shares:
Weighted average common shares outstanding	30,698	29,984	30,668	29,923
Stock options	217	—	346	342
Unvested restricted stock units	226	—	224	196
Unvested restricted stock	2	—	3	11
Unvested SS/L Phantom SARS	—	—	—	92

Common and potential common shares	31,143	29,984	31,241	30,564

For the three and six months ended June 30, 2010, the effect of certain stock options outstanding, which would be calculated using the treasury stock method and certain unvested restricted stock, restricted stock units and SS/L Phantom SARs were excluded from the calculation of diluted income (loss) per share, as the effect would have been antidilutive. The following summarizes stock options outstanding and unvested restricted stock units excluded from the calculation of diluted income (loss) per share:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2010	2010
	(In thousands)
Stock options outstanding	1,435	125

Shares of unvested restricted stock	16	—

Unvested restricted stock units	238	8

Unvested SS/L Phantom SARs	106	—

17. Segments
Loral has two segments: satellite manufacturing and satellite services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the three and six months ended June 30, 2011 and 2010. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results as equity in net income of affiliates. Our ownership interest in XTAR, for which we use the equity method of accounting, is included in Corporate.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income before depreciation, amortization and stock-based compensation (excluding stock-based compensation from SS/L Phantom SARs expected to be settled in cash), gain on disposition of net assets and directors’ indemnification expense (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gains on disposition of net assets, directors’ indemnification expense, gains or losses on litigation not related to our operations; other (expense) income; and equity in net income (loss) of affiliates.
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gain on disposition of net assets, directors’ indemnification expense, gains or losses on litigation not related to our operations, other (expense) income and equity in net income (loss) of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other (expense) income, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.
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

Intersegment revenues primarily consists of satellites under construction by satellite manufacturing for satellite services and the leasing of transponder capacity by satellite manufacturing from satellite services. Summarized financial information concerning the reportable segments is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Revenues
Satellite manufacturing:
External revenues	$218,832	$256,689	$456,487	$463,428
Intersegment revenues(1)	33,590	24,503	76,664	48,618

Satellite manufacturing revenues	252,422	281,192	533,151	512,046
Satellite services revenues(2)	207,139	199,593	412,861	391,112

Operating segment revenues before eliminations	459,561	480,785	946,012	903,158
Intercompany eliminations(3)	—	(1,230)	(830)	(3,170)
Affiliate eliminations(2)	(207,139)	(199,593)	(412,861)	(391,112)

Total revenues as reported	$252,422	$279,962	$532,321	$508,876

Segment Adjusted EBITDA(4)
Satellite manufacturing	$28,097	$37,040	$68,613	$49,770
Satellite services(2)	160,098	153,225	319,045	296,058
Corporate(5)	(3,396)	(2,870)	(8,195)	(6,771)

Adjusted EBITDA before eliminations	184,799	187,395	379,463	339,057
Intercompany eliminations(3)	—	(194)	(279)	(512)
Affiliate eliminations(2)	(160,098)	(153,225)	(319,045)	(296,058)

Adjusted EBITDA	24,701	33,976	60,139	42,487

Reconciliation to Operating Income
Depreciation, Amortization and Stock-Based Compensation(4)
Satellite manufacturing	(7,853)	(9,998)	(15,544)	(19,503)
Satellite services(2)	(62,768)	(62,225)	(124,959)	(123,533)
Corporate	(277)	(880)	(572)	(1,796)

Segment depreciation before affiliate eliminations	(70,898)	(73,103)	(141,075)	(144,832)
Affiliate eliminations(2)	62,768	62,225	124,959	123,533

Depreciation, amortization and stock-based compensation as reported	(8,130)	(10,878)	(16,116)	(21,299)

Gain on disposition of net assets(6)	6,913	—	6,913	—
Directors’ indemnification expense(7)	—	—	—	(14,357)

Operating income as reported	$23,484	$23,098	$50,936	$6,831

	June 30,	December 31,
	2011	2010
	(In thousands)
Total Assets(8)
Satellite manufacturing	$971,440	$920,647
Satellite services(2) (9)	5,933,749	5,605,239
Corporate(4)	548,471	538,464

Total assets before affiliate eliminations	7,453,660	7,064,350
Affiliate eliminations(2)	(5,574,872)	(5,309,441)

Total assets as reported	$1,878,788	$1,754,909

(1)
Intersegment revenues include $33.6 million and $23.3 million for the three months ended June 30, 2011 and 2010, respectively and $75.8 million and $45.5 million for the six months ended June 30, 2011 and 2010, respectively, of revenue from affiliates.

(2)
Satellite services represents Telesat. Affiliate eliminations represent the elimination of amounts attributable to Telesat whose results are reported under the equity method of accounting in our condensed consolidated statements of operations (see Note 9).

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

(6)
Represents the gain on the sale of Loral’s portion of the payload on the ViaSat-1 satellite and related net assets to Telesat adjusted for elimination of Loral’s 64% ownership interest in Telesat (see Note 18).

(7)	Represents indemnification expense, in connection with defense costs incurred by MHR affiliated directors in the Delaware Shareholder derivative case (see Note 15).

(8)	Amounts are presented after the elimination of intercompany profit.

(9)	Includes $2.5 billion and $2.4 billion of satellite services goodwill related to Telesat as of June 30, 2011 and December 31, 2010, respectively.
18. Related Party Transactions
Transactions with Affiliates
Telesat
As described in Note 9, we own 64% of Telesat and account for our ownership interest under the equity method of accounting.
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
As of June 30, 2011, SS/L had contracts with Telesat for the construction of the Nimiq 6 and Anik G1 satellites and Telesat’s payload on the ViaSat-1 satellite (see ViaSat/Telesat, below). Information related to satellite construction contracts with Telesat is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Revenues from Telesat satellite construction contracts	$33,587	$23,277	$75,825	$45,446
Milestone payments received from Telesat	41,121	33,718	72,118	52,987
Amounts receivable by SS/L from Telesat related to satellite construction contracts as of June 30, 2011 and December 31, 2010 were $8.4 million and nil, respectively.
On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses included income related to the Consulting Agreement of $1.25 million for each of the three month periods ended June 30, 2011 and 2010 and $2.5 million for each of the six month periods ended June 30, 2011 and 2010. We also had a long-term receivable related to the Consulting Agreement from Telesat of $19.1 million and $17.6 million as of June 30, 2011 and December 31, 2010, respectively.
In connection with the Telesat transaction, Loral has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of both June 30, 2011 and December 31, 2010 we had recognized liabilities of approximately $6.2 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $6.6 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.
In June 2011, Loral, along with Telesat Holdco, Telesat, the Public Sector Pension Investment Board (“PSP”) and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), entered into Grant Agreements (the “Grant Agreements”) with Daniel Goldberg, Michael C. Schwartz and Michel G. Cayouette (each, a “Participant” and collectively, the “Participants”). Each of the Participants is an executive of Telesat, which is owned by the Company together with its Canadian partner, PSP, through their ownership of Telesat Holdco. The Grant Agreements document grants previously approved and made in September 2008. Mr. Goldberg’s agreement is effective as of May 20, 2011, and the agreements for each of Messrs. Schwartz and Cayouette are effective as of May 31, 2011.
The Grant Agreements confirm grants of Telesat Holdco stock options (including tandem SAR rights) to the Participants and provide for certain rights, obligations and restrictions related to such stock options, which include, among other things: (w) the right of each Participant to require the Special Purchaser to purchase a portion of the shares in Telesat Holdco owned by him in the event of exercise after termination of employment to cover taxes that are greater than the minimum withholding amount; (x) the possible obligation of the Special Purchaser to purchase the shares in the place of Telesat Holdco should Telesat Holdco be prohibited by applicable law or under the terms of any credit agreement applicable to Telesat Holdco from purchasing such shares, or otherwise default on such purchase obligation, pursuant to the terms of the Grant Agreements; (y) the obligation of the Special Purchaser to purchase shares upon exercise by Telesat Holdco of its call right under Telesat Holdco’s Management Stock Incentive Plan in the event of a Participant’s termination of employment; and (z) the right of each Participant to require Telesat Holdco to cause the Special Purchaser or Loral to purchase a portion of the shares in Telesat Holdco owned by him, or that are issuable to him under Telesat Holdco’s Management Stock Incentive Plan at the relevant time, in the event that more than 90% of Loral’s common stock is acquired by an unaffiliated third party that does not also purchase all of PSP’s and its affiliates’ interest in Telesat Holdco.

The Grant Agreements further provide that, in the event the Special Purchaser is required to purchase shares, such shares, together with the obligation to pay for such shares, shall be transferred to a subsidiary of the Special Purchaser, which subsidiary shall be wound up into Telesat Holdco, with Telesat Holdco agreeing to the acquisition of such subsidiary by Telesat Holdco from the Special Purchaser for nominal consideration and with the purchase price for the shares being paid by Telesat Holdco within ten (10) business days after completion of the winding-up of such subsidiary into Telesat Holdco.
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
A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the Viasat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $0.7 million and $7.0 million for the three months ended June 30, 2011 and 2010, respectively, and $5.4 million and $18.0 million for the six months ended June 30, 2011 and 2010, respectively.
On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. In consideration for the assignment, Loral received $13 million from Telesat and was reimbursed by Telesat for approximately $48.2 million of net costs incurred through closing of the sale, including costs for the satellite, launch and insurance, and costs of the gateways and related equipment. Also, in connection with the assignment, Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers during the first four years after the commencement of service using the supplemental capacity. In connection with the sale, Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Barrett Xplore Inc. for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. Our condensed consolidated statements of operations for the three and six months ended June 30, 2011 included a $6.9 million gain on this transaction representing the $13 million of proceeds in excess of costs adjusted for cumulative intercompany profit eliminations and our retained ownership interest in Telesat. During 2010, a subsidiary of Loral entered into contracts with ViaSat for procurement of equipment and services and with Telesat for consulting, management, engineering and integration services related to the gateways that enable commercial services using the Loral Payload. Prior to April 11, 2011, we had made cumulative payments of $3.9 million to ViaSat and $1.4 million to Telesat under these agreements.
Costs of satellite manufacturing for sales to related parties were $34.6 million and $25.2 million for the three months ended June 30, 2011 and 2010, respectively, and $68.5 million and $54.7 million for the six months ended June 30, 2011 and 2010, respectively.
In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of June 30, 2011 and December 31, 2010, our consolidated balance sheet included a liability of $4.9 million and $6.0 million, respectively, for the future use of these transponders. Interest expense on this liability was $0.1 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively and $0.3 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 we made payments of $1.4 million to Telesat pursuant to the agreement.

XTAR
As described in Note 9 we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral under the management agreement as of June 30, 2011 and December 31, 2010 were $3.9 million and $3.0 million, respectively. During the quarter ended June 30, 2009, Loral and XTAR agreed to defer amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three and six months ended June 30, 2011 and 2010.
MHR Fund Management LLC
Two of the managing principals of MHR, Mark H. Rachesky and Hal Goldstein, and a former managing principal of MHR, Sai Devabhaktuni, are members of Loral’s board of directors.
Various funds affiliated with MHR held, as of June 30, 2011 and December 31, 2010, approximately 38.3% and 38.9%, respectively, of the outstanding Voting Common stock and as of both June 30, 2011 and December 31, 2010 had a combined ownership of Voting and Non-Voting Common Stock of Loral of 57.4% and 58.0%, respectively.
As of June 30, 2011, funds affiliated with MHR hold $83.7 million in principal amount of Telesat 11% senior notes and $29.75 million in principal amount of Telesat 12.5% senior subordinated notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
INDEX

Topic	Location
Overview	Page 34

Consolidated Operating Results	Page 37

Liquidity and Capital Resources:

Loral	Page 48

Telesat	Page 53

Contractual Obligations	Page 55

Statement of Cash Flows	Page 55

Affiliate Matters	Page 55

Commitments and Contingencies	Page 56

Other Matters	Page 56
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
As of June 30, 2011, SS/L had $1.4 billion in backlog for 22 satellites for customers including, among others, Intelsat Global S.A., SES S.A., Telesat Holdings Inc., Hispasat, S.A., EchoStar Corporation, Sirius-XM Satellite Radio, TerreStar Networks, Inc., Asia Satellite Telecommunications Co. Ltd., Hughes Network Systems, LLC, ViaSat, Inc., Eutelsat/ictQatar, DIRECTV, SingTel Optus, Satélites Mexicanos, S.A. de C.V., Asia Broadcast Satellite and Telenor Satellite Broadcasting.
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
While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L expects to spend approximately $140 million related to a two-year infrastructure campaign that includes the building of a second thermal vacuum chamber, completing certain building and systems modifications and purchasing additional test and satellite handling equipment to meet its contractual obligations more efficiently. Upon completion of this infrastructure campaign, SS/L anticipates returning to a more customary level of annual capital expenditures of $30 million to $40 million.

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
Satellite Services
Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.6 billion of backlog as of June 30, 2011.
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
At June 30, 2011, Telesat had 12 in-orbit satellites. Telesat currently has three satellites under construction, all by SS/L. The Telstar 14R/Estrela do Sul 2 satellite was launched on May 20, 2011 but was not yet in service as of June 30, 2011.
Telesat determined that, following the launch of Telstar 14R/Estrela do Sul 2, an SS/L-built satellite, the satellite’s north solar array failed to fully deploy. The north solar array anomaly diminishes the amount of power available for the satellite’s transponders and reduces the expected life of the satellite. It is expected, however, that the satellite will, at a minimum, support all of the existing services to customers formerly provided by Telstar 14/Estrela do Sul, the satellite it replaces at 63 degrees West Longitude. Telesat has launch and in-orbit insurance policies that provide coverage to it for a total, constructive total or partial loss of Telstar 14R /Estrela do Sul 2. The majority of the insurance policies cover losses arising from an occurrence within the first year of launch. When Telesat determined that the north solar array failed to fully deploy, it promptly filed a notice of loss with its insurers. Telesat is currently assessing the extent of the loss that would be covered by the terms and conditions of its insurance policies and expects to obtain additional information once the satellite has been in service for a longer period of time. Additional information, including data on fuel consumption, could have a significant impact on the life expectancy of the satellite or the amount of power available for the satellite’s transponders. Telesat expects that it will not be able to confirm the extent of the loss until the end of the third quarter of 2011. Consequently, Telesat expects to file a claim under its policies during the fourth quarter of 2011. There can be no assurance as to the amount, if any, or timing of receipt of insurance proceeds that may be received.
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
Telesat believes its existing satellite fleet supports a strong combination of existing backlog and revenue growth. The growth is expected to come from the ViaSat-1 satellite, expected to be launched later in 2011, the Nimiq 6 satellite, anticipated to be launched in the first half of 2012, the Anik G1 satellite, anticipated to be launched in the second half of 2012, and the sale of available capacity on its existing satellites. Telesat believes this fleet of satellites provides a solid foundation upon which it will seek to grow its revenues and cash flows.
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
Telesat’s operating results are also subject to fluctuations as a result of exchange rate variations. Approximately 45% of Telesat’s revenues received in Canada for the three and six months ended June 30, 2011, certain of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2011 would have increased or decreased Telesat’s net income for the six months ended June 30, 2011 by approximately $153 million. During the period from October 31, 2007 to June 30, 2011, Telesat’s U.S. term loan facility, senior notes and senior subordinated notes have increased by approximately $39 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. term loan facility debt into CAD 1.224 billion of debt, decreased by approximately $98 million.
General
In 2010, Telesat initiated a process to explore strategic alternatives. Among other initiatives, potential purchasers participated in a process to explore a potential acquisition of all or a portion of the shareholders’ interests in Telesat. The process resulted in several acquisition offers; however, none of these offers was deemed to be acceptable, and, as a result, discussions with the potential purchasers were terminated. Telesat and its shareholders are continuing to explore additional alternatives for Telesat, including potential recapitalization transactions. A Telesat recapitalization transaction, if consummated, would contemplate a distribution of proceeds to Telesat’s shareholders, including Loral. Loral would evaluate all alternatives for the use of such proceeds, including stock repurchases or a dividend to Loral stockholders.
With regard to Loral’s non-Telesat assets, after having evaluated various strategic alternatives, Loral is now focusing primarily on a spin-off of SS/L, Loral’s satellite manufacturing subsidiary. There are several issues that Loral will need to resolve in connection with separating the satellite manufacturing business from the fixed satellite services business and the spin-off, including the nature of SS/L’s post-spin capital structure, such as the nature of the stock to be distributed in the spin-off in respect of the Company’s non-voting common stock.
There can be no assurance whether or when any transaction involving Loral, Telesat or SS/L will occur.

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
In 2008, Loral agreed to purchase the Canadian coverage portion of the ViaSat-1 satellite that is currently being constructed by SS/L. The ViaSat-1 satellite is a high capacity Ka-band spot beam satellite for broadband services that is scheduled to be launched in mid-2011 into the 115o West longitude orbital location. Loral also entered into an agreement with Barrett Xplore Inc. (“Barrett”), Canada’s largest rural broadband provider, to deliver high throughput satellite Ka-band capacity for broadband services in Canada. Under the agreement, Barrett agreed to lease from Loral the Canadian capacity on the ViaSat-1 satellite and associated gateway services for the expected life of the satellite, projected to commence in 2011, and Loral agreed to construct and operate four gateways in Canada. Approximately $50 million has been invested by Loral through April 11, 2011. A portion of these costs was funded by prepayments in 2010 from Barrett of CAD 2.5 million as required under the agreement. On April 11, 2011, Loral assigned its investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date (see Note 18 to the financial statements). In addition, in connection with the assignment, Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive, for four years, one-half of any net revenue actually earned by Telesat on such supplemental capacity.
In connection with the acquisition of our ownership interest in Telesat in 2007, Loral has agreed that, subject to certain exceptions described in Telesat’s shareholders agreement, for so long as Loral has an interest in Telesat, it will not compete in the business of leasing, selling or otherwise furnishing fixed satellite service, broadcast satellite service or audio and video broadcast direct to home service using transponder capacity in the C-band, Ku-band and Ka-band (including in each case extended band) frequencies and the business of providing end-to-end data solutions on networks comprised of earth terminals, space segment, and, where appropriate, networking hubs.
Consolidated Operating Results
See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 2 to the financial statements.
Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2011.
Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA (see Note 17) reflects the results of our business segments for the three and six months ended June 30, 2011 and 2010. The balance of the discussion relates to our consolidated results, unless otherwise noted.
The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income before depreciation, amortization and stock-based compensation (excluding stock-based compensation from SS/L phantom stock appreciation rights expected to be settled in cash), gain on disposition of net assets and directors’ indemnification expense (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gain on disposition of net assets; directors’ indemnification expense; gains or losses on litigation not related to our operations; other (expense) income; and equity in net income (loss) of affiliates.
Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gain on disposition of net assets, directors’ indemnification expense, gains or losses on litigation not related to our operations, other (expense) income and equity in net income (loss) of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other (expense) income, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements:
Revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Satellite Manufacturing	$252.4	$281.2	$533.1	$512.1
Satellite Services	207.1	199.6	412.9	391.1

Segment revenues	459.5	480.8	946.0	903.2
Eliminations(1)	—	(1.2)	(0.8)	(3.2)
Affiliate eliminations(2)	(207.1)	(199.6)	(412.9)	(391.1)

Revenues as reported(3)	$252.4	$280.0	$532.3	$508.9

See explanations below for Notes 1, 2 and 3.
Increases in Satellite Manufacturing revenues from period to period are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues are recognized on the cost-to-cost percentage of completion method over the construction period, which usually ranges between 24 and 36 months. Large satellites with significant new development can require up to 48 months for completion.
Revenues from Satellite Manufacturing before eliminations decreased $29 million for the three months ended June 30, 2011 as compared to 2010 due to $32 million of lower revenues generated by the timing of costs incurred and the average size and profitability of satellites under construction, the Telstar 14R anomaly impact of $13 million and a $10 million decrease from the absence in 2011 of a volume-related improvement in future year overhead rates that occurred in 2010, partially offset by improved factory efficiency (which reduces the estimated cost to complete and increases the percentage of completion and the revenue recognized) of $26 million. Eliminations for the three months ended June 30, 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 18 to the financial statements). There were no eliminations for the three months ended June 30, 2011 due to the sale of Loral’s portion of the ViaSat-1 payload to Telesat on April 11, 2011.
Satellite Services segment revenue increased by $8 million for the three months ended June 30, 2011 as compared to 2010 due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues and increased revenue from Telesat’s North American DTH business, partially offset by early termination settlements received in 2010. Satellite Services segment revenues excluding foreign exchange impact would have increased by approximately $1 million for the three months ended June 30, 2011 as compared with 2010.
Revenues from Satellite Manufacturing before eliminations increased $21 million for the six months ended June 30, 2011 as compared to 2010, due to improved factory efficiency (which reduces the estimated cost to complete and increases the percentage of completion and the revenue recognized) of $52 million, partially offset by the Telstar 14R anomaly impact of $13 million, a $10 million decrease from the absence in 2011 of a volume-related improvement in future year overhead rates that occurred in 2010 and $8 million of lower revenues generated by the timing of costs incurred and the average size and profitability of satellites under construction. Eliminations for the six months ended June 30, 2011 and 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 18 to the financial statements). Eliminations decreased in 2011 due to the sale of Loral’s portion of the ViaSat-1 payload on April 11, 2011.

Satellite Services segment revenue increased by $22 million for the six months ended June 30, 2011 as compared to 2010 due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, increased revenue from Telesat’s North American DTH business and increased consulting revenue, partially offset by early termination settlements received in 2010. Satellite Services segment revenues excluding foreign exchange impact would have increased by approximately $9 million for the six months ended June 30, 2011 as compared with 2010.
Adjusted EBITDA:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Satellite Manufacturing	$28.1	$37.1	$68.6	$49.8
Satellite Services	160.1	153.2	319.0	296.0
Corporate expenses	(3.4)	(2.9)	(8.2)	(6.8)

Segment Adjusted EBITDA before eliminations	184.8	187.4	379.4	339.0
Eliminations(1)	—	(0.2)	(0.3)	(0.5)
Affiliate eliminations(2)	(160.1)	(153.2)	(319.0)	(296.0)

Adjusted EBITDA	$24.7	$34.0	$60.1	$42.5

See explanations below for Notes 1 and 2.
Satellite Manufacturing segment Adjusted EBITDA decreased $9 million for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. The decrease was primarily due to a $14 million decrease from lower profitability on the mix of satellites under construction in 2011, the Telstar 14R anomaly impact of $13 million and a $10 million decrease from the absence in 2011 of a volume-related improvement in future year overhead rates that occurred in 2010, partially offset by improved factory efficiency of $28 million.
Satellite Services segment Adjusted EBITDA increased by $7 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to the revenue increase described above and expense reductions related to ongoing efficiencies gained from prior restructuring activities, partially offset by the impact of U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA excluding foreign exchange impact would have increased by approximately $2 million for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010.
Corporate expenses increased by approximately $1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to a settlement in 2010 under our directors and officers liability insurance related to a claim for which the insurers had previously denied coverage.
Satellite Manufacturing segment Adjusted EBITDA increased $19 million for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. The increase was primarily due to a margin increase of $56 million from improved factory efficiency, partially offset by a $14 million reduction that resulted from the lower profitability on the mix of satellites under construction in 2011, the Telstar 14R anomaly impact of $13 million and a $10 million decrease from the absence in 2011 of a volume related improvement in future year overhead rates that occurred in 2010.
Satellite Services segment Adjusted EBITDA increased by $23 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily due to the revenue increase described above and expense reductions related to ongoing efficiencies gained from prior restructuring activities, partially offset by the impact of U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA excluding foreign exchange impact would have increased by approximately $13 million for the six months ended June 30, 2011 as compared with the three months ended June 30, 2010.

Corporate expenses increased by approximately $2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to fringe expenses related to stock-based compensation in 2011 and a 2010 settlement under our directors and officers liability insurance related to a claim for which the insurers had previously denied coverage.
Reconciliation of Adjusted EBITDA to Net Income:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Adjusted EBITDA	$24.7	$34.0	$60.1	$42.5
Depreciation, amortization and stock-based compensation(4)	(8.1)	(10.9)	(16.1)	(21.3)
Gain on disposition of net assets(5)	6.9	—	6.9	—
Directors’ indemnification expense(6)	—	—	—	(14.4)

Operating income	23.5	23.1	50.9	6.8
Interest and investment income	4.7	2.8	12.3	6.1
Interest expense	(0.7)	(0.6)	(1.3)	(1.2)
Gain on litigation	0.1	—	4.5	—
Other (expense) income	(1.5)	1.0	(3.4)	0.9
Income tax provision	(20.4)	(1.6)	(35.8)	(3.1)
Equity in net income (loss) of affiliates	23.9	(44.4)	70.2	0.2

Net income (loss)	$29.6	$(19.7)	$97.4	$9.7

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral and its wholly owned subsidiaries.

(2)
Represents the elimination of amounts attributed to Telesat whose results are reported in our consolidated statements of operations as equity in net income of affiliates (see Note 9 to the financial statements).

(3)
Includes revenues from affiliates of $33.6 million and $23.3 million for the three months ended June 30, 2011 and 2010, respectively and $75.8 million and $45.5 million for the six months ended June 30, 2011 and 2010, respectively.

(4)
Includes non-cash stock-based compensation of $0.3 million and $2.0 million for the three months ended June 30, 2011 and 2010, respectively and $0.6 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively.

(5)
Represents the gain on the sale of Loral’s portion of the payload on the ViaSat-1 satellite and related net assets to Telesat adjusted for elimination of Loral’s 64% ownership interest in Telesat (see Note 18).

(6)	Represents the indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral.
Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010
The following compares our consolidated results for the three months ended June 30, 2011 and 2010 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Three Months
	Ended June 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$252	$281	(10)%
Eliminations	—	(1)	(100)%

Revenues from Satellite Manufacturing as reported	$252	$280	(10)%

Revenues from Satellite Manufacturing before eliminations decreased $29 million for the three months ended June 30, 2011 as compared to 2010 due to $32 million of lower revenues generated by the timing of costs incurred and the average size and profitability of satellites under construction, the Telstar 14R anomaly impact of $13 million and a $10 million decrease from the absence in 2011 of a volume-related improvement in future year overhead rates that occurred in 2010, partially offset by improved factory efficiency (which reduces the estimated cost to complete and increases the percentage of completion and the revenue recognized) of $26 million. Eliminations for the three months ended June 30, 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 18 to the financial statements). There were no eliminations for the three months ended June 30, 2011 due to the sale of Loral’s portion of the ViaSat-1 payload to Telesat on April 11, 2011. As a result, revenues from Satellite Manufacturing as reported decreased $28 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
Cost of Satellite Manufacturing

	Three Months
	Ended June 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Cost of Satellite Manufacturing	$214	$237	(10)%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	85%	85%
Cost of Satellite Manufacturing decreased by $23 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily as a result of a $18 million decrease from the timing of manufacturing activity, $2 million of improved factory efficiency and a $3 million reduction in amortization of fair value adjustments.
Selling, General and Administrative Expenses

	Three Months
	Ended June 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Selling, general and administrative expenses	$22	$20	10%

% of revenues as reported	9%	7%
Selling, general and administrative expenses increased by $2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to a $2 million increase in research and development expenses.
Gain on Disposition of Net Assets
Gain on disposition of net assets for the three months ended June 30, 2011 represents the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat, net of the elimination of Loral’s 64% ownership interest in Telesat.
Interest and Investment Income

	Three Months
	Ended June 30,
	2011	2010
	(In millions)
Interest and investment income	$5	$3

Interest and investment income increased by $2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to increased orbital interest income on long-term orbital receivables as a result of satellite launches.
Interest Expense

	Three Months
	Ended June 30,
	2011	2010
	(In millions)
Interest expense	$1	$1

Interest expense for the three months ended June 30, 2011 and 2010 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement and interest related to the ChinaSat transponders.
Gain on Litigation
Gain on litigation for the three months ended June 30, 2011 represents the recovery under our directors and officers liability insurance coverage of plaintiffs’ legal fees related to shareholder litigation based on a court decision in February 2011 (see Note 15 to the financial statements).
Other (Expense) Income
Other (expense) income for 2011 includes expenses related to the evaluation of strategic alternatives for SS/L and gains and losses on foreign currency transactions and for 2010 includes the reversal of a liability related to a sale of certain assets in a prior year.
Income Tax Provision
Until the fourth quarter of 2010, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to the deferred tax assets related to AMT credit carryforwards. During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future, and therefore, a full valuation allowance was no longer required. Accordingly, we reversed a substantial portion of the valuation allowance as a deferred income tax benefit and reduced the valuation allowance as of December 31, 2010 to $11.2 million. At June 30, 2011, we maintained a valuation allowance against our deferred tax assets for capital loss carryovers and certain state tax attributes due to the limited carryforward periods and the character of such attributes and will continue to maintain such valuation allowance until sufficient positive evidence exists to support its full or partial reversal.
For the three months ended June 30, our income tax provision is summarized as follows: (i) for 2011, we recorded a current tax provision of $7.0 million (which included a provision of $5.1 million to increase our liability for uncertain tax positions (“UTPs”) ) and a deferred tax provision of $13.4 million (which included a benefit of $3.6 million for UTPs), resulting in a total provision of $20.4 million on pre-tax income of $26.1 million and (ii) for 2010, we recorded a current tax provision of $2.2 million (which included a provision of $1.6 million to increase our liability for UTPs) and a deferred tax benefit of $0.6 million (which included a provision of $0.1 million for UTPs), resulting in a total provision of $1.6 million on pre-tax income of $26.4 million.
For the three months ended June 30, 2011, the additional provision is primarily attributable to having reversed our valuation allowance in the fourth quarter of 2010.
Equity in Net Income (Loss) of Affiliates
Equity in net income (loss) of affiliates consists of:

	Three Months
	Ended June 30,
	2011	2010
	(In millions)
Telesat	$26.0	$(42.4)
XTAR	(2.1)	(2.0)
Other	—	—

	$23.9	$(44.4)

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended June 30, 2011, 2010 and the year ended December 31, 2010 follows (in millions):

	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	200.4	205.4	207.1	199.6
Operating expenses	(45.5)	(47.9)	(47.0)	(46.4)
Depreciation, amortization and stock-based compensation	(60.8)	(63.9)	(62.8)	(62.2)
Loss on disposition of long lived assets	0.1	—	—	—
Operating income	94.2	93.6	97.3	91.0
Interest expense	(52.6)	(60.6)	(54.4)	(58.9)
Foreign exchange gains (losses)	14.2	(147.9)	15.3	(142.3)
(Losses) gains on financial instruments	(10.6)	51.6	(11.2)	49.7

Other income (expense)	0.3	(0.7)	0.5	(0.9)
Income tax (provision) benefit	(8.8)	0.1	(9.2)	0.1
Net income (loss)	36.7	(63.9)	38.3	(67.3)
Average exchange rate for translating Canadian dollars to U.S. dollars			0.9676	1.0287
As a result of the solar array anomaly on Telstar 14R/Estrela do Sul 2 during the second quarter of 2011, Telesat carried out an impairment test based on the present value of the future cash flows expected to be generated by Telstar 14R/Estrela do Sul 2. Based on preliminary information and Telesat management’s best estimates and assumptions, there was no impairment in Telstar 14R/Estrela do Sul 2, and as a result, no adjustment to the carrying value of the asset was required during the second quarter.
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of June 30, 2011, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. We estimated that, after considering the impact of hedges, a five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2011 would have increased or decreased Telesat’s net income for the three months ended June 30, 2011 by approximately $153 million. During the period from October 31, 2007 to June 30, 2011, Telesat’s U.S. Term Loan Facility, senior notes and senior subordinated notes have increased by approximately $38 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $98 million.
The equity losses in XTAR, L.L.C. (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.
Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010
The following compares our consolidated results for the six months ended June 30, 2011 and 2010 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Six Months
	Ended June 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$533	$512	4%
Eliminations	(1)	(3)	(66)%

Revenues from Satellite Manufacturing as reported	$532	$509	5%

Revenues from Satellite Manufacturing before eliminations increased $21 million for the six months ended June 30, 2011 as compared to 2010, due to improved factory efficiency (which reduces the estimated cost to complete and increases the percentage of completion and the revenue recognized) of $52 million, partially offset by the Telstar 14R anomaly impact of $13 million, a $10 million decrease from the absence in 2011 of a volume-related improvement in future year overhead rates that occurred in 2010 and $8 million of lower revenues generated by the timing of costs incurred and the average size and profitability of satellites under construction. Eliminations for the six months ended June 30, 2011 and 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which is being constructed by SS/L (see Note 18 to the financial statements). Elimination decreased in 2011 due to the sale of Loral’s portion of the ViaSat-1 payload on April 11, 2011. As a result, revenues from Satellite Manufacturing as reported increased $23 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Cost of Satellite Manufacturing

	Six Months
	Ended June 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Cost of Satellite Manufacturing	$445	$447	0%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	84%	88%
Cost of Satellite Manufacturing decreased by $2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 as a result of a $4 million decrease from improved efficiency and a $4 million reduction in amortization of fair value adjustments, partially offset by a $6 million increase from the timing of manufacturing activity.
Selling, General and Administrative Expenses

	Six Months
	Ended June 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Selling, general and administrative expenses	$43	$41	5%

% of revenues as reported	8%	8%
Selling, general and administrative expenses increased by $2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to a $3 million increase in research and development expenses.
Gain on Disposition of Net Assets
Gain on disposition of net assets for the six months ended June 30, 2011 represents the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat, net of the elimination of Loral’s 64% ownership interest in Telesat.
Directors’ Indemnification Expense
Directors’ indemnification expense for the six months ended June 30, 2010 represents our indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral (see Note 15 to the financial statements).
Interest and Investment Income

	Six Months
	Ended June 30,
	2011	2010
	(In millions)
Interest and investment income	$12	$6

Interest and investment income increased by $6 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to interest income on directors and officers liability insurance claims and increased interest income on long-term orbital receivables as a result of satellite launches.

Interest Expense

	Six Months
	Ended June 30,
	2011	2010
	(In millions)
Interest expense	$1	$1

Interest expense for the six months ended June 30, 2011 and 2010 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement.
Other (Expense) Income
Other (expense) income for 2011 includes expenses related to the evaluation of strategic alternatives for SS/L and gains and losses on foreign currency translation and for 2010 includes the reversal of a liability related to a sale of certain assets in a prior year.
Income Tax Provision
Until the fourth quarter of 2010, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to the deferred tax assets related to AMT credit carryforwards. During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future, and therefore, a full valuation allowance was no longer required. Accordingly, we reversed a substantial portion of the valuation allowance as a deferred income tax benefit and reduced the valuation allowance as of December 31, 2010 to $11.2 million. At June 30, 2011, we maintained a valuation allowance against our deferred tax assets for capital loss carryovers and certain state tax attributes due to the limited carryforward periods and the character of such attributes and will continue to maintain such valuation allowance until sufficient positive evidence exists to support its full or partial reversal.
For the six months ended June 30, our income tax provision is summarized as follows: (i) for 2011, we recorded a current tax provision of $5.4 million (which included a provision of $2.5 million to increase our liability for UTPs) and a deferred tax provision of $30.4 million (which included a benefit of $4.3 million for UTPs), resulting in a total provision of $35.8 million on pre-tax income of $63.0 million and (ii) for 2010, we recorded a current tax provision of $3.5 million (which included a provision of $3.9 million to increase our liability for UTPs) and a deferred tax benefit of $.3 million (which included a benefit of $0.1 million for UTPs), resulting in a total provision of $3.2 million on pre-tax income of $12.7 million.
For the six months ended June 30, 2011, the additional provision is primarily attributable to having reversed our valuation allowance in the fourth quarter of 2010, partially offset by the benefit in 2011 from having settled various state and local UTPs.
Equity in Net Income (Loss) of Affiliates
Equity in net income (loss) of affiliates consists of:

	Six Months
	Ended June 30,
	2011	2010
	(In millions)
Telesat	$74.1	$4.7
XTAR	(3.9)	(4.4)
Other	—	(0.1)

	$70.2	$0.2

Summary financial information for Telesat in accordance with U.S. GAAP is as follows (in millions):

	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	403.2	404.6	412.9	391.1
Operating expenses	(91.6)	(98.5)	(93.8)	(95.1)
Depreciation, amortization and stock-based compensation	(122.1)	(127.7)	(125.0)	(123.5)
Loss on disposition of long lived asset	(0.7)	—	(0.8)	—
Operating income	188.8	178.4	193.3	172.5

Interest expense	(108.1)	(122.9)	(110.7)	(118.8)
Foreign exchange gains (losses)	96.3	(34.5)	98.6	(33.3)
(Losses) gains on financial instruments	(39.9)	6.8	(40.9)	6.6

Other income (expense)	1.5	(1.1)	1.6	(1.2)
Income tax provision	(24.3)	(10.6)	(24.9)	(10.2)
Net income	114.3	16.1	117.0	15.6
Average exchange rate for translating Canadian dollars to U.S. dollars			0.9766	1.0344

	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	221.0	290.8	229.4	291.4
Total assets	5,370.8	5,298.8	5,574.9	5309.4
Current liabilities	317.0	293.9	329.0	294.5
Long-term debt, including current portion	2,808.4	2,923.0	2,915.1	2,928.9
Total liabilities	4,088.2	4,137.1	4,243.5	4,145.3
Redeemable preferred stock	141.4	141.4	146.8	141.7
Shareholders’ equity	1,141.2	1,020.4	1,184.6	1,022.4
Period end exchange rate for translating Canadian dollars to U.S. dollars			0.9634	0.9980
As a result of the solar array anomaly on Telstar 14R/Estrela do Sul 2 during the second quarter of 2011 Telesat carried out an impairment test based on the present value of the future cash flows expected to be generated by Telstar 14R/Estrela do Sul 2. Based on preliminary information and Telesat management’s best estimates and assumptions, there was no impairment in Telstar 14R/Estrela do Sul 2 and as a result no adjustment to the carrying value of the asset was required during the second quarter.
The equity losses in XTAR, L.L.C. (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.
Backlog
Backlog as of June 30, 2011 and December 31, 2010 was as follows (in millions):

	June 30,	December 31,
	2011	2010
Satellite Manufacturing	$1,357	$1,625
Satellite Services	5,622	5,477

Total backlog before eliminations	6,979	7,102
Satellite Manufacturing eliminations	—	(4)
Satellite Services eliminations	(5,622)	(5,477)

Total backlog	$1,357	$1,621

The decrease in Satellite Manufacturing backlog as of June 30, 2011 compared with December 31, 2010 was the result of revenues recognized partially offset by two satellite award during the first half of 2011. The increase in Satellite Services backlog as of June 30, 2011 compared with December 31, 2010 was the result of additional bookings and exchange rate changes, partially offset by revenues recognized during the quarter.

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
The Parent Company has no debt. SS/L amended and restated its revolving credit facility on December 20, 2010, increasing the facility amount to $150 million, extending the maturity to January 24, 2014 and removing the Parent Company guarantee. At June 30, 2011, there were no outstanding borrowings and $5 million of letters of credit was outstanding. Telesat has third party debt with financial institutions, and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. The Parent Company has not provided a guarantee for the debt of Telesat or XTAR.
Cash is maintained at the Parent Company, SS/L, Telesat and XTAR to support the operating needs of each respective entity. The ability of SS/L and Telesat to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to the debt at each of those entities and in the case of Telesat and XTAR by their respective shareholder agreements.
The Parent Company’s cash flow is fairly predictable. SS/L’s cash flow, however, is subject to substantial timing fluctuation of receipts and expenditures and is difficult to forecast on a quarter to quarter basis. A typical satellite production contract takes two to three years to complete. SS/L’s cash receipts are tied to the achievement of contract milestones which are negotiated for each contract, and the timing of milestone receipts does not necessarily match the timing of cash expenditures. Revenues and profits under these long-term contracts are recognized using the cost-to-cost percentage of completion method, so the timing of revenue recognition and cash receipts do not match, creating fluctuations in certain balance sheet accounts including contracts-in-process, long-term receivables and customer advances. In addition, the timing of satellite awards is difficult to predict, contributing to the fluctuations in revenues and cash flow.
Cash and Available Credit
At June 30, 2011, the Company had $181 million of cash and cash equivalents, $17 million of restricted cash and no debt. The Company’s cash and cash equivalents increased $15 million from December 31, 2010 while restricted cash increased $11 million. SS/L entered into a satellite manufacturing contract during the first quarter of 2011 that requires certain payments to go into escrow until the satellite is delivered. We anticipate the escrow amount of $12 million for this contract to grow by an additional $24 million over the construction period until the satellite is delivered, whereupon the funds with interest earned will be released to SS/L. The increase in cash during the first six months of 2011 was mainly the result of operating income and the sale of our investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat. These cash inflows were offset by capital expenditures, funding by the Company of withholding taxes on employee cashless stock option exercises and an increase in inventories and net contract assets, including orbital receivables. During this period, SS/L did not borrow any funds under its revolving credit agreement.
As discussed above, SS/L’s revolving credit facility was amended and restated on December 20, 2010 to increase the facility from $100 million to $150 million, extend the maturity to January 24, 2014 and eliminate the Parent Company guarantee. A $50 million letter of credit sub-limit was maintained. As of June 30, 2011, SS/L had borrowing availability of approximately $145 million under the facility after giving effect to approximately $5 million of outstanding letters of credit. SS/L was in compliance with all the covenants of its revolving credit facility as of June 30, 2011 and December 31, 2010 and anticipates that over the next 12 months it will be in compliance with all covenants and have full availability of the facility. The amended and restated revolving credit facility allows for a spin-off of SS/L from Loral or an initial public offering of SS/L.
Cash Management
We have a cash management investment program that seeks a competitive return while maintaining a conservative risk profile. We currently invest our cash in several liquid Prime AAA money market funds. The dispersion across funds reduces the exposure of a default at one fund.

Orbital Receivables
As of June 30, 2011, SS/L had orbital receivables of approximately $330 million, net of fresh-start fair value adjustments of $17 million. Of the gross orbital receivables as of June 30, 2011, approximately $211 million are related to satellites launched and $136 million are related to satellites that are under construction. This represents an increase in gross orbital receivables of approximately $18 million from December 31, 2010.
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
Liquidity
The $15 million increase in cash and cash equivalents for the Company from December 31, 2010 to June 30, 2011 consisted of a $97 million increase for the Parent Company and an $82 million decrease for SS/L. The $11 million increase in restricted cash was the result of a $12 million increase at SS/L for a contract receipt as discussed above offset by a $1 million reduction in restricted cash for the Parent Company.
During the first six months of 2011, the Parent Company’s unrestricted cash position increased approximately $97 million to $124 million. In January 2011, as permitted by the SS/L revolving credit facility, the Parent Company received a $50 million dividend from SS/L and paid SS/L $1 million in settlement of net intercompany account balances. Cash of $17 million was used to fund withholding taxes on employee cashless stock option exercises. The Parent Company also received approximately $16 million in cash from the 2010 settlement of directors’ and officers’ liability insurance claims and made other net payments of approximately $12 million. On March 1, 2011, Loral entered into agreements to sell its investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date. This transaction closed on April 11, 2011 with the Parent Company receiving the cash proceeds. In addition, in connection with this transaction, Telesat agreed that, if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive, for four years, one-half of any net revenue actually earned by Telesat on such supplemental capacity.
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
During the first six months of 2011, SS/L’s unrestricted cash position decreased approximately $82 million to $57 million. The decrease includes the non-operating activities described above in the form of a $50 million dividend paid to the Parent Company and $12 million due to the reclassification of unrestricted cash into the restricted cash balance. An additional $21 million was used in operations where $69 million of EBITDA was offset by $73 million in uses predominately from contract assets, inventory and other changes in balance sheet accounts and $17 million of capital expenditures.

SS/L’s projected use of cash for the next 12 months includes capital expenditures and continued growth in its orbital receivables balance. With regard to capital expenditures, SS/L expects to spend approximately $140 million related to a two-year infrastructure campaign that includes the building of a second thermal vacuum chamber, completing certain building and systems modifications and purchasing additional test and satellite handling equipment to meet its contractual obligations more efficiently. Upon completion of this infrastructure campaign, SS/L anticipates returning to a more customary level of annual capital expenditures of $30 million to $40 million. The orbital receivable asset will continue to grow in 2011 and 2012, though at a lower rate than in 2010, as there were fewer satellite construction awards requiring orbital receivables in 2010. In addition, we anticipate that an additional $12 million of cash received in each of 2011 and 2012 will be added to the restricted escrow account as required by the contract that was signed in the first quarter of 2011 before it is returned with interest at the time of delivery of the satellite. The uncertainty as to the timing and nature of new construction contract awards, milestone receipts and cash flow related to contract assets can change our cash requirements. SS/L believes that, absent unforeseen circumstances, with its cash on hand and cash flow from operations, it has sufficient liquidity to fulfill its obligations for the next 12 months. The borrowing capacity under the revolving credit facility also enhances SS/L’s liquidity position.
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
SS/L currently has two contracts-in-process with estimated delivery dates later than the contractually specified dates after which the customers may terminate the contracts for default. The customers are established operators which will utilize the satellites in the operation of their existing businesses. SS/L and the customers are continuing to perform their obligations under the contracts, and the customers continue to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customers will take delivery of these satellites and will not seek to terminate the contracts for default. If the customers should successfully terminate the contracts for default, the customers would be entitled to a full refund of their payments and liquidated damages, which through June 30, 2011 totaled approximately $371 million, plus re-procurement costs and interest. In the event of terminations for default, SS/L would own the satellites and would attempt to recoup any losses through resale to other customers.

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
On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under chapter 11 of the Bankruptcy Code. As of June 30, 2011, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related ground system deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at June 30, 2011 is $15 million. The long term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million.
In July 2011, the TerreStar Bankruptcy Court approved an agreement between TerreStar and a subsidiary of DISH Network Corporation (“DISH Subsidiary”) pursuant to which DISH Subsidiary agreed to purchase substantially all of TerreStar’s assets. In connection with the sale, pursuant to a Stipulation and Order entered into between TerreStar and SS/L and approved by the TerreStar Bankruptcy Court in July 2011, the parties agreed to amend the satellite construction contract for the in-orbit satellite, the contract for related ground system deliverables and the contract for the satellite under construction, and TerreStar agreed to assume and assign to DISH Subsidiary, and DISH Subsidiary will take assignment of, such contracts as amended. The contract amendments provide for restructuring of certain past due payments and payments to become due as a result of which SS/L will maintain the collective profit position of the contracts and will not realize any impairment to its receivables. In addition, SS/L will be entitled to an allowed unsecured claim against TerreStar in the amount of approximately $5 million. The assumption will be effective as of the earlier of the closing of the asset sale to DISH Subsidiary or the effective date of confirmation of a plan of reorganization for TerreStar. The assignment will be effective as of the closing of the asset sale to DISH Subsidiary. The asset sale is subject to a number of conditions, including, among others, FCC and other regulatory approvals. Pending assumption and assignment of the contracts, TerreStar is required to make payments that fall due in the ordinary course of business under the contracts as amended. Assuming closing of the asset sale to DISH Subsidiary and assumption and assignment of the contracts as amended, SS/L believes that it will not incur a loss with respect to the receivables due from TerreStar.
As of June 30, 2011, SS/L had receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $1 million. In addition, under its contract, ICO has future payment obligations to SS/L that total approximately $23 million, of which approximately $11 million (including $9 million of orbital incentives) is included in long-term receivables. After receiving Bankruptcy Court approval, ICO, which sought to reorganize under chapter 11 of the Bankruptcy Code in May 2009, assumed its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of certain payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of a chapter 11 plan of reorganization for ICO), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. In March 2011, the ICO Bankruptcy Court approved an investment agreement pursuant to which DISH Network Corporation (“DISH”) agreed to acquire ICO. In connection with this investment agreement, in April 2011, DISH purchased certain claims against ICO, including SS/L claims aggregating approximately $7.0 million plus approximately $1.4 million of accrued interest. SS/L believes that, based upon completion of the tender offer and other payments by ICO to SS/L under the modified contract, it is not probable that SS/L will incur a material loss with respect to the receivables from ICO. Although in July 2011, the ICO Bankruptcy Court confirmed a plan of reorganization for ICO, closing of DISH’s acquisition of ICO and ICO’s emergence from chapter 11 is still subject to certain other conditions, including, FCC regulatory approval.

SS/L booked seven satellite awards in both 2008 and 2009. SS/L booked six satellite awards in 2010 and two satellite awards during the first six months of 2011, resulting in backlog of $1.4 billion at June 30, 2011. SS/L has high fixed costs relating primarily to labor and overhead. Based on SS/L’s current cost structure which has been sized to accommodate six to eight satellite contract awards per year, SS/L estimates that it covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of the satellite. If SS/L’s satellite awards fall below four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under the Credit Agreement are sufficient to finance SS/L, even if SS/L receives fewer than four awards over the next 12 months. If SS/L were to experience a shortage of orders below four awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs. There can be no assurance that SS/L could obtain such financing on favorable terms, if at all.

Telesat
Cash and Available Credit
As of June 30, 2011, Telesat had CAD 142 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its Revolving Facility. Telesat believes that cash and short-term investments as of June 30, 2011, cash flow from operations, including amounts provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Senior Secured Credit Facility (as defined below) will be adequate to meet its expected cash requirement for the next 12 months for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures.
Liquidity
A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months. Cash required for the construction of the Nimiq 6 and the Anik G1 satellites plus the acquisition of the Canadian payload on ViaSat 1 has been and will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Senior Secured Credit Facility.
Debt
Telesat has entered into agreements with a syndicate of banks to provide Telesat with a series of term loan facilities denominated in Canadian dollars and U.S. dollars, and a revolving facility (collectively, the “Senior Secured Credit Facilities”) as outlined below. In addition, Telesat has issued two tranches of notes.

			June 30,	December 31,
	Maturity	Currency	2011	2010
			(In CAD millions)
Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent	—	—
Canadian term loan facility	October 31, 2012	CAD	160	170
U.S. term loan facility	October 31, 2014	USD	1,632	1,699
U.S. term loan II facility	October 31, 2014	USD	140	146
Senior notes	November 1, 2015	USD	667	691
Senior subordinated notes	November 1, 2017	USD	209	217

		CAD	2,808	2,923
Less: deferred financing costs and repayment options			(48)	(54)

			2,760	2,869
Current portion		CAD	(126)	(97)

Long term portion		CAD	2,634	2,772

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
The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Borrowings under the Senior Secured Credit Facilities bear interest at a base interest rate plus margins of 275 — 300 basis points. The required repayments on the Canadian term loan facility will be CAD 80 million for the remainder of 2011. For the U.S. term loan facilities, required repayments in 2011 are 1/4 of 1% of the initial aggregate principal amount which is approximately $5 million per quarter. Telesat is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates.

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
Interest Expense
An estimate of the interest expense on the facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Senior Secured Credit Facilities. Telesat’s estimated interest expense for the remainder 2011 is approximately CAD 126 million.
Derivatives
Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.
Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At June 30, 2011, Telesat had CAD 45.7 million of outstanding foreign exchange contracts which require the Company to pay Canadian dollars to receive $45 million for future capital expenditures and interest payments. At June 30, 2011, the fair value of these derivative contract liabilities was a liability of CAD 2.2 million, and at December 31, 2010, the fair value of these derivative contracts was a CAD 2.6 million liability.
Telesat has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At June 30, 2011, the Company had a cross currency basis swap of CAD 1,181.4 million which requires the Company to pay Canadian dollars to receive $1,017.1 million. At June 30, 2011, the fair value of this derivative contract was a liability of CAD 226.6 million. This non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014. At December 31, 2010, the fair value of this derivative contract was a liability of CAD 192.5 million.
Interest
Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At June 30, 2011, the fair value of these derivative contract liabilities was CAD 43.5 million, and at December 31, 2010 there was a liability of CAD 49.4 million. These contracts are due between October 31, 2011 and October 31, 2014.
Capital Expenditures
Telesat has entered into contracts with SS/L for the construction of Nimiq 6, a direct broadcast satellite to be used by Telesat’s customer, Bell TV, and Anik G1. Telesat also acquired the Canadian payload on ViaSat-1. These expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

Contractual Obligations
There have not been any significant changes to the contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC. As of June 30, 2011, we have recorded liabilities for uncertain tax positions in the amount of $125 million. We do not expect to make any significant payments regarding such liabilities during the next 12 months.
Statement of Cash Flows
Net Cash Used In Operating Activities
Net cash used in operations was 3 million for the six months ended June 30, 2011.
The major driver of cash used in operations was an increase in program related assets (contracts-in-process and customer advances) of $22 million. Contracts-in-process consumed $74 million of cash due to advance spending on programs that customers are obligated to reimburse us for in the future. Customer advances provided $52 million of cash due to the timing of awards and progress on new satellite programs.
Net income adjusted for non-cash items provided $66 million of cash for the six months ended June 30, 2011.
Other factors affecting cash from operating activities: Changes in inventories, accounts payable, accrued expenses and other current liabilities used $29 million of cash for the six months ended June 30, 2011.
Net cash used in operations was $7 million for the six months ended June 30, 2010.
The major driver of this change was net cash used in program related assets (contracts-in-process and customer advances) of $43 million. Contracts-in-process consumed $56 million of cash due to advance spending on programs that customers were obligated to reimburse us for in the future. Customer advances provided $13 million of cash due to the timing of awards and progress on new satellite programs.
Net income adjusted for non-cash items provided $27 million of cash for the six months ended June 30, 2010.
Other factors affecting cash from operating activities: Changes in inventories, accounts payable, accrued expenses and other current liabilities increased cash by $13 million for the six months ended June 30, 2010.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2011 was $32 million relating to sale of our interest in ViaSat and related net assets for $61 million, offset by capital expenditures of $18 million and an $11 million increase in restricted cash.
Net cash used in investing activities for the six months ended June 30, 2010 was $27 million relating to capital expenditures.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the six months ended June 30, 2011 was $15 million mainly relating to funding by the Company of withholding taxes on employee cashless stock option exercises.
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

Commitments and Contingencies
Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item 1A — Risk Factors and also in Note 15 to the financial statements.
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
As of June 30, 2011, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the June 30, 2011 exchange rates) that were unhedged:

	Foreign
	Currency	U.S.$
	(In millions)
Future revenues — Japanese yen	¥83.4	$1.0
Future expenditures — Japanese yen	¥2,586.9	$32.1
Future revenues — euros	€12.8	$18.5
Future expenditures — euros	€8.7	$12.6
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
The maturity of foreign currency exchange contracts held as of June 30, 2011 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In millions)
2011	€65.5	$85.5	$94.6
2012	27.0	32.6	38.5
2013	27.0	32.9	38.0

	€119.5	$151.0	$171.1

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.
Telesat
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 45% of Telesat’s revenues for the six months ended June 30, 2011, certain of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the US dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2011 would have increased or decreased Telesat’s net income for the six months ended June 30, 2011 by approximately $153 million.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.
Interest
Loral
The Company had no borrowings outstanding under the SS/L Credit Agreement at June 30, 2011. Borrowings under this facility are limited to Eurodollar Loans for periods ending in one, two, three or six months or daily loans for which the interest rate is adjusted daily based upon changes in the Prime Rate, Federal Funds Rate or one month Eurodollar Rate. Because of the nature of the borrowing under a revolving credit facility, the borrowing rate adjusts to changes in interest rates over time. For a $150 million credit facility, if it were fully borrowed, a one percent change in interest rates would effect the Company’s interest expense by $1.5 million for the year. The Company had no other long-term debt or other exposure to changes in interest rates with respect thereto.
Telesat
Telesat is exposed to interest rate risk on its cash and cash equivalents and the portion of its long term debt which is variable rate financing and unhedged. Changes in the interest rates could impact the amount of interest Telesat is required to pay.
Other
As of June 30, 2011, the Company held 984,173 shares of Globalstar Inc. common stock and $1.6 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the first quarter of 2011 year, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Item 4.	Disclosure Controls and Procedures
(a) Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.
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
We discuss certain legal proceedings pending against the Company in the notes to the financial statements and refer the reader to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 15 to the financial statements of this Quarterly Report on Form 10-Q for this discussion.

Item 1A.	Risk Factors
Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2010 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 15 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section. The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.	Other Information.
On August 4, 2011, the Company amended and restated the Company’s Severance Policy for Corporate Officers (the “Amended Severance Policy”). The Amended Severance Policy provides for severance benefits payable to certain of the Company’s named executive officers in the event of termination of employment in connection with or in contemplation of a Corporate Event (defined to include, among other things, a change of control of the Company, a sale or spin-off of Space Systems/Loral, Inc. or the closing or cessation or reduction in the scope of operations, in whole or in part, of the Company’s corporate headquarters). In such event, named executive officers who are senior vice presidents of the Company would be entitled to severance benefits that include, among other things, payment in a lump sum of an amount equal to one year’s pay (base salary and average bonus paid over the last two years) plus one year’s base salary. The Amended Severance Policy is filed as Exhibit 10.5 to this report.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit 10.1 —	Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg (Management compensation plan) (1)

Exhibit 10.2 —	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz (Management compensation plan) (1)

Exhibit 10.3 —	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette (Management compensation plan) (1)

Exhibit 10.4 —	First Amendment of Employment Agreement dated as of July 19, 2011 between Loral Space & Communication Inc. and Michael B. Targoff (Management compensation plan) (2)

Exhibit 10.5 —	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011) (Management compensation plan)

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2011.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 20, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant Loral Space & Communications Inc.
/s/ Harvey B. Rein
Harvey B. Rein
Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer
Date: August 9, 2011

EXHIBIT INDEX

Exhibit 10.1 —	Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg (Management compensation plan) (1)

Exhibit 10.2 —	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz (Management compensation plan) (1)

Exhibit 10.3 —	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette (Management compensation plan) (1)

Exhibit 10.4 —	First Amendment of Employment Agreement dated as of July 19, 2011 between Loral Space & Communication Inc. and Michael B. Targoff (Management compensation plan) (2)

Exhibit 10.5 —	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and Restated as of August 4, 2011) (Management compensation plan)

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2011.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 20, 2011.