Form 10-Q
period 2011-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2011-11-09
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Commission file number 1-14180
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
Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 31, 2011, 21,207,448 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2011

Page No.
PART I — FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010	4

Condensed Consolidated Statements of Equity for the nine months ended September 30, 2011 and the year ended December 31, 2010	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3: Quantitative and Qualitative Disclosures About Market Risk	52

Item 4: Disclosure Controls and Procedures	54

PART II — OTHER INFORMATION

Item 1: Legal Proceedings	54

Item 1A: Risk Factors	54

Item 5: Other Information	54

Item 6: Exhibits	54

Signatures	55

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements
LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$239,270	$165,801
Contracts-in-process	233,406	186,896
Inventories	86,186	71,233
Deferred tax assets	66,220	66,220
Other current assets	18,158	28,927

Total current assets	643,240	519,077
Property, plant and equipment, net	198,468	235,905
Long-term receivables	346,410	319,426
Investments in affiliates	340,219	362,556
Intangible assets, net	8,911	11,110
Long-term deferred tax assets	258,968	294,019
Other assets	24,368	12,816

Total assets	$1,820,584	$1,754,909

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$91,516	$95,952
Accrued employment costs	54,060	52,017
Customer advances and billings in excess of costs and profits	338,978	261,603
Other current liabilities	23,055	30,375

Total current liabilities	507,609	439,947
Pension and other postretirement liabilities	229,208	244,817
Long-term liabilities	178,006	169,196

Total liabilities	914,823	853,960
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 21,205,994 and 20,924,874 issued and outstanding	212	209
Non-voting common stock, $.01 par value; 20,000,000 shares authorized, 9,505,673 issued and outstanding	95	95
Paid-in capital	1,013,765	1,028,263
Retained earnings (accumulated deficit)	(12,590)	(32,374)
Accumulated other comprehensive loss	(96,689)	(95,873)

Total shareholders’ equity attributable to Loral	904,793	900,320
Noncontrolling interest	968	629

Total equity	905,761	900,949

Total liabilities and equity	$1,820,584	$1,754,909

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues	$268,845	$323,438	$801,166	$832,314
Cost of revenues	226,579	263,405	671,784	710,483
Selling, general and administrative expenses	27,895	20,412	70,988	61,022
Gain on disposition of net assets	—	—	(6,913)	—
Directors’ indemnification expense	—	—	—	14,357

Operating income	14,371	39,621	65,307	46,452
Interest and investment income	4,494	3,602	16,786	9,714
Interest expense	(680)	(593)	(1,989)	(1,797)
Gain on litigation, net	—	—	4,535	—
Other expense	(996)	(1,168)	(4,433)	(256)

Income before income taxes and equity in net (loss) income of affiliates	17,189	41,462	80,206	54,113
Income tax provision	(17,225)	(9,081)	(53,007)	(12,242)

(Loss) income before equity in net (loss) income of affiliates	(36)	32,381	27,199	41,871
Equity in net (loss) income of affiliates	(77,262)	40,011	(7,076)	40,229

Net (loss) income	(77,298)	72,392	20,123	82,100
Net income attributable to noncontrolling interest	(70)	—	(339)	—

Net (loss) income attributable to Loral	(77,368)	72,392	19,784	$82,100

Net (loss) income per share attributable to Loral common shareholders:
Basic	$(2.52)	$2.40	$0.64	$2.74

Diluted	$(2.52)	$2.29	$0.63	$2.63

Weighted average common shares outstanding:
Basic	30,706	30,206	30,680	30,017

Diluted	30,706	31,204	31,195	30,777

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock					Retained	Accumulated
	Voting		Non-Voting			Earnings/	Other
	Shares		Shares		Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Deficit)	Loss	Interest	Equity
Balance, January 1, 2010	20,391	$204	9,506	$95	$1,013,790	$(519,220)	$(62,878)	—	$431,991

Net income						486,846		$495	487,341
Other comprehensive loss							(32,995)		(32,995)

Comprehensive income									454,346
Exercise of stock options	547	5			13,990				13,995
Shares surrendered to fund withholding taxes	(13)	—			(2,477)				(2,477)
Tax benefit associated with exercise of stock options					412				412
Stock based compensation					2,548				2,548
Contribution by noncontrolling interest								134	134

Balance, December 31, 2010	20,925	209	9,506	95	1,028,263	(32,374)	(95,873)	629	900,949

Net income						19,784		339	20,123
Other comprehensive loss							(816)		(816)

Comprehensive income									19,307
Exercise of stock options	281	3			445				448
Shares surrendered to fund withholding taxes					(16,905)				(16,905)
Tax benefit associated with exercise of stock options					1,095				1,095
Stock based compensation					867				867

Balance, September 30, 2011	21,206	$212	9,506	$95	$1,013,765	$(12,590)	$(96,689)	$968	$905,761

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2011	2010
Operating activities:
Net income	$20,123	$82,100
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating items (Note 3)	64,190	(6,197)
Changes in operating assets and liabilities:
Contracts-in-process	(65,086)	(66,135)
Inventories	(14,953)	13,506
Long-term receivables	(1,557)	(4,432)
Other current assets and other assets	5,296	(165)
Accounts payable	(4,726)	8,693
Accrued expenses and other current liabilities	2,178	(2,646)
Customer advances	71,643	16,012
Income taxes payable	(4,091)	1,110
Pension and other postretirement liabilities	(15,609)	(7,032)
Long-term liabilities	9,409	3,551

Net cash provided by operating activities	66,817	38,365

Investing activities:
Capital expenditures	(28,192)	(40,624)
Proceeds from sale of net assets	61,482	—
Increase in restricted cash	(11,275)	—

Net cash provided by (used in) investing activities	22,015	(40,624)

Financing activities:
Proceeds from the exercise of stock options	447	9,262
Funding of withholding taxes on employee cashless stock option exercises	(16,905)	(779)
Excess tax benefit associated with exercise of stock options	1,095	—

Net cash (used in) provided by financing activities	(15,363)	8,483

Increase in cash and cash equivalents	73,469	6,224
Cash and cash equivalents — beginning of period	165,801	168,205

Cash and cash equivalents — end of period	$239,270	$174,429

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents
Money market funds	$233,510	$—	$—
Available-for-sale securities
Communications industry	$404	$—	$—
Derivatives
Foreign exchange contracts	$—	$1,730	$—
Non-qualified pension plan assets	$1,080	$—	$—
Liabilities:
Derivatives
Foreign exchange contracts	$—	$9,261	$—
The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of September 30, 2011.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow projections. An impairment charge would be recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary. We had no equity-method investments required to be measured at fair value at September 30, 2011.
Recent Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance, effective for the Company on January 1, 2012, requires changes in presentation only and will not have a significant impact on our consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of this guidance, effective for the Company on January 1, 2012, will have a significant impact on our consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Additional Cash Flow Information
The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months
	Ended September 30,
	2011	2010
Non-cash operating items:
Equity in net loss (income) of affiliates	$7,076	$(40,229)
Deferred taxes	35,599	3,635
Depreciation and amortization	24,024	26,627
Stock based compensation	867	6,615
Provisions for inventory obsolescence	—	4,297
Warranty expense accruals (reversals)	566	(1,259)
Amortization of prior service credits and net actuarial gain	996	(106)
Gain on disposition of net assets	(6,913)	—
Unrealized gain on non-qualified pension plan assets	(66)	(201)
Non-cash net interest expense (income)	770	(2,327)
Loss (gain) on foreign currency transactions and contracts	2,039	(2,085)
Amortization of fair value adjustments related to orbital incentives	(768)	(1,164)

Net non-cash operating items	$64,190	$(6,197)

Non-cash investing activities:
Capital expenditures incurred not yet paid	$5,315	$1,848

Supplemental information:
Interest paid	$1,508	$1,382

Tax payments (refunds), net	$5,921	$(1,078)

At September 30, 2011 and December 31, 2010, other current assets included restricted cash of nil and $0.6 million, respectively, and other assets included restricted cash of $16.9 million and $5.0 million, respectively.
4. Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months
	Ended September 30,
	2011	2010
Net (loss) income	$(77,298)	$72,392
Amortization of prior service credits and net actuarial loss (gain), net of tax provision of $123 in 2011	209	(36)
Proportionate share of Telesat Holdco other comprehensive (loss) income, net of tax benefit of $1,790 in 2011	(2,470)	953

Derivatives:
Unrealized gain (loss) on foreign currency hedges, net of tax provision of $2,002 in 2011	2,986	(22,715)
Less: reclassification for loss (gain) included in net income, net of tax provision of $2,731 in 2011	4,054	(2,770)

Net unrealized gain (loss) on derivatives	7,040	(25,485)

Unrealized (loss) gain on available-for-sale securities, net of tax benefit of $323 in 2011	(485)	197

Comprehensive (loss) income	$(73,004)	$48,021

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months
	Ended September 30,
	2011	2010
Net income	$20,123	$82,100
Amortization of prior service credits and net actuarial loss (gain), net of tax provision of $401 in 2011	595	(106)
Proportionate share of Telesat Holdco other comprehensive (loss) income, net of tax benefit of $1,508 in 2011	(2,240)	711

Derivatives:
Unrealized loss on foreign currency hedges, net of tax benefit of $4,246 in 2011	(6,307)	(20,614)
Less: reclassification for loss (gain) included in net income, net of tax provision of $5,216 in 2011	7,750	(4,753)

Net unrealized gain (loss) on derivatives	1,443	(25,367)

Unrealized (loss) gain on available-for-sale securities, net of tax benefit of $410 in 2011	(614)	856

Comprehensive income	$19,307	$58,194

5. Contracts-in-Process and Long-Term Receivables
Contracts-in-Process
Contracts-in-Process are comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010
Contracts-in-Process:
Amounts billed	$178,364	$125,593
Unbilled receivables	55,042	61,303

	$233,406	$186,896

As of September 30, 2011 and December 31, 2010, billed receivables were reduced by an allowance for doubtful accounts of $0.2 million.
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
Receivable balances related to satellite orbital incentive payments, deferred billings and the Telesat consulting services fee (see Note 18) as of September 30, 2011 and December 31, 2010 are presented below (in thousands):

	September 30,	December 31,
	2011	2010
Orbital receivables	$340,044	$312,412
Deferred receivables	1,973	2,893
Telesat consulting services receivables	19,113	17,556

	361,130	332,861
Less, current portion included in contracts-in-process	(14,720)	(13,435)

Long-term receivables	$346,410	$319,426

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the nine months ended September 30, 2011, we recorded a charge to write-off orbital receivables of $8.5 million related to a solar array anomaly on the Telstar 14R/Estrela do Sul 2 satellite, which was launched in May 2011.
Financing Receivables
The following summarizes the age of financing receivables that have a contractual maturity of over one year as of September 30, 2011 (in thousands):

				Financing
				Receivables			More
				Subject To		90 Days or	Than 90
	Total	Unlaunched	Launched	Aging	Current	Less	Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$325,324	$149,807	$175,517	$175,517	$175,517	$—	$—
Short term unbilled	9,361		9,361	9,361	9,361	—	—
Short term billed	5,359	—	5,359	5,359	2,978	—	2,381

	340,044	149,807	190,237	190,237	187,856	—	2,381
Deferred Receivables	1,973	—	—	1,973	1,973	—	—

Consulting Services:
Receivables from Telesat	19,113	—	—	19,113	19,113	—	—

	361,130	149,807	190,237	211,323	208,942	—	2,381
Contracts-in-Process:
Unbilled receivables	45,681	45,681	—	—	—	—	—

Total	$406,811	$195,488	$190,237	$211,323	$208,942	$—	$2,381

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of December 31, 2010 (in thousands):

				Financing
				Receivables			More
				Subject To		90 Days or	Than 90
	Total	Unlaunched	Launched	Aging	Current	Less	Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$298,977	$133,688	$165,289	$165,289	$165,289	$—	$—
Short term unbilled	11,009	—	11,009	11,009	11,009	—	—
Short term billed	2,426	—	2,426	2,426	659	—	1,767

	312,412	133,688	178,724	178,724	176,957	—	1,767
Deferred Receivables	2,893	—	—	2,893	2,893	—	—

Consulting Services:
Receivables from Telesat	17,556	—	—	17,556	17,556	—	—

	332,861	133,688	178,724	199,173	197,406	—	1,767
Contracts-in-Process:
Unbilled receivables	50,294	50,294	—	—	—	—	—

Total	$383,155	$183,982	$178,724	$199,173	$197,406	$—	$1,767

Billed receivables of $173.0 million and $123.2 million as of September 30, 2011 and December 31, 2010, respectively (not including billed orbital receivables of $5.4 million and $2.4 million as of September 30, 2011 and December 31, 2010, respectively) have been excluded from the tables above as they have contractual maturities of less than one year.
Long term unbilled receivables include satellite orbital incentives related to satellites under construction of $149.8 million and $133.7 million as of September 30, 2011 and December 31, 2010, respectively. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the applicable satellite is launched. Contracts-in-process include $45.7 million and $50.3 million as of September 30, 2011 and December 31, 2010, respectively, of unbilled receivables that represent accumulated incurred costs and earned profits net of losses on contracts in process that have been recorded as sales but have not yet been billed to customers. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the contractual obligation to bill the customer is fulfilled.

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

	September 30,	December 31,
Rating Categories	2011	2010
A/BBB	$21,903	$37,303
BB/B	236,813	225,533
B/CCC	92,197	80,222
Customers in bankruptcy	39,527	39,376
Other	16,371	721

Total financing receivables	$406,811	$383,155

6. Inventories
Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010
Inventories-gross	$118,991	$104,029
Impaired inventory	(31,379)	(31,370)

	87,612	72,659
Inventories included in other assets	(1,426)	(1,426)

	$86,186	$71,233

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
As of September 30, 2011, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the September 30, 2011 exchange rates) that were unhedged:

	Foreign
	Currency	U.S. $
	(In thousands)
Future revenues — Japanese yen	¥63,822	$831
Future expenditures — Japanese yen	¥2,924,095	$38,061
Future revenue — euros	€12,786	$17,271
Future expenditures — euros	€8,688	$11,736

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The maturity of foreign currency exchange contracts held as of September 30, 2011 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		Hedge	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In thousands)
2011	€46,618	$62,485	$62,949
2012	27,000	32,649	36,357
2013	27,000	32,894	36,203

	€100,618	$128,028	$135,509

To Buy
		Hedge	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
(In thousands)
2011	€4,219	$5,748	$5,698

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Balance Sheet Classification
The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of September 30, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts			Other current liabilities	$5,576
			Other liabilities	3,553

				9,129

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	1,730	Other current liabilities	50
			Other liabilities	82

Total derivatives		$1,730		$9,261

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

Cash Flow Hedge Gains (Losses) Recognition
The following summarizes the gains (losses) recognized in the consolidated statements of operations and in accumulated other comprehensive loss for all derivatives for the three and nine months ended September 30, 2011 (in thousands):

		Loss Reclassified from		Loss on Derivative
		Accumulated		Ineffectiveness and
	Gain (Loss) Recognized	OCI into Income		Amounts Excluded from
Derivatives in Cash Flow	in OCI on Derivatives	(Effective Portion)		Effectiveness Testing
Hedging Relationships	(Effective Portion)	Location	Amount	Location	Amount
Three months ended September 30, 2011
Foreign exchange contracts	$4,988	Revenue	$(6,785)	Revenue	$(1,140)
				Interest income	$—
Nine months ended September 30, 2011
Foreign exchange contracts	$(10,553)	Revenue	$(12,966)	Revenue	$(66)
				Interest income	$(1)

	Loss Recognized in Income
	on Derivatives
Cash Flow Derivatives Not Designated as Hedging Instruments	Location	Amount

Three months ended September 30, 2011
Foreign exchange contracts	Revenue	$2,592

Nine months ended September 30, 2011
Foreign exchange contracts	Revenue	$1,397

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
We estimate that $11.7 million of net losses from derivative instruments included in accumulated other comprehensive loss as of September 30, 2011 will be reclassified into earnings within the next 12 months.
8. Property, Plant and Equipment
Property, plant and equipment consists of (in thousands):

	September 30,	December 31,
	2011	2010
Land and land improvements	$27,036	$27,036
Buildings	69,182	68,899
Leasehold improvements	15,521	14,007
Equipment, furniture and fixtures	209,528	185,801
Satellite capacity under construction (see Note 18)	—	40,495
Other construction in progress	19,478	20,187

	340,745	356,425
Accumulated depreciation and amortization	(142,277)	(120,520)

	$198,468	$235,905

Depreciation and amortization expense for property, plant and equipment was $7.8 million and $6.6 million for the three months ended September 30, 2011 and 2010, respectively, and $21.8 million and $18.9 million for the nine months ended September 30, 2011 and 2010, respectively.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Investments in Affiliates
Investments in affiliates consist of (in thousands):

	September 30,	December 31,
	2011	2010
Telesat Holdings Inc.	$279,573	$295,797
XTAR, LLC	59,245	65,293
Other	1,401	1,466

	$340,219	$362,556

Equity in net (loss) income of affiliates consists of (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Telesat Holdings Inc.	$(75,044)	$42,086	$(963)	$46,789
XTAR, LLC	(2,195)	(2,039)	(6,048)	(6,397)
Other	(23)	(36)	(65)	(163)

	$(77,262)	$40,011	$(7,076)	$40,229

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with our affiliates (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues	$32,770	$41,111	$108,615	$86,562
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(4,136)	(5,608)	(11,329)	(9,318)
Profits relating to affiliate transactions not eliminated	2,328	3,158	6,377	5,246
The above amounts related to transactions with affiliates exclude the effect of Loral’s sale of its portion of the payload on the ViaSat-1 satellite and related net assets to Telesat in April 2011. As a result of this sale to Telesat, Loral received a $13 million sale premium and reversed $5 million of cumulative intercompany profit eliminations that were recorded when the satellite was being built for Loral. This combined benefit was reduced by the $11 million elimination of the portion of the benefit applicable to Loral’s 64% interest in Telesat, which has been reflected as a reduction of our investment in Telesat, and the remaining $7 million has been reflected as a gain on our condensed consolidated statement of operations for the nine months ended September 30, 2011.
We use the equity method of accounting for our majority economic interest in Telesat because we own 33 1/3% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions but have no voting rights. The ability of Telesat to pay dividends and consulting fees in cash to Loral is governed by applicable covenants relating to Telesat’s debt and shareholder agreements. Telesat is permitted to pay cash dividends of $75 million plus 50% of cumulative consolidated net income to its shareholders and consulting fees to Loral only when Telesat’s ratio of consolidated total debt to consolidated EBITDA is less than 5.0 to 1.0. Through September 30, 2011, Loral has received no dividend payments from Telesat. For the three and nine months ended September 30, 2011, Loral received payments from Telesat of $1.6 million and $3.2 million, respectively, for consulting fees and interest.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Telesat
The following table presents summary financial data for Telesat in accordance with U.S. GAAP for the three and nine months ended September 30, 2011 and 2010:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Statement of Operations Data:
Revenues	$204,403	$201,611	$617,264	$592,723
Operating expenses	(47,174)	(47,186)	(140,990)	(142,266)
Depreciation, amortization and stock-based compensation	(63,131)	(61,766)	(188,090)	(185,299)
(Loss) gain on disposition of long lived assets	(99)	950	(863)	950
Operating income	93,999	93,609	287,321	266,108
Interest expense	(56,339)	(57,888)	(167,024)	(176,693)
Foreign exchange (losses) gains	(267,443)	102,536	(168,875)	69,181
Financial instruments gains (losses)	125,605	(56,533)	84,711	(49,907)
Other income (expense)	258	134	1,848	(1,043)
Income tax provision	(5,952)	(8,821)	(30,835)	(18,994)
Net (loss) income	(109,872)	73,037	7,146	88,652

	September 30,	December 31,
	2011	2010
	(In thousands)
Balance Sheet Data:
Current assets	$266,295	$291,367
Total assets	5,141,101	5,309,441
Current liabilities	303,479	294,485
Long-term debt, including current portion	2,858,541	2,928,916
Total liabilities	4,028,686	4,145,336
Redeemable preferred stock	134,662	141,718
Shareholders’ equity	977,753	1,022,387
Following the launch of Telstar 14R/Estrela do Sul 2, an SS/L-built satellite, in May 2011 the satellite’s north solar array failed to fully deploy. The north solar array anomaly has diminished the amount of power available for the satellite’s transponders and has reduced the life expectancy of the satellite. As a result, during the third quarter of 2011, Telesat carried out an impairment test for the satellite. Based on Telesat management’s best estimates and assumptions, there was no impairment in Telstar 14R/Estrela do Sul 2 and as a result no adjustment to the carrying value of the asset was required.
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
We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. During November 2011, XTAR reduced its revenue forecast for 2011 and subsequent years. We have performed an impairment test for our investment in XTAR as of September 30, 2011, using the November 2011 forecast, and concluded that our investment in XTAR was not impaired.
In January 2005, Hisdesat provided XTAR with a convertible loan in the principal amount of $10.8 million due February 2011, for which Hisdesat received enhanced governance rights in XTAR. At September 30, 2011, the accrued interest on the convertible loan was $7.5 million. The due date for the loan has been extended to December 31, 2011. Unless alternative agreements are reached, it is expected that, prior to December 31, 2011, Loral and Hisdesat will each make a capital contribution to XTAR in proportion to its equity interest, and XTAR will use the proceeds to repay the convertible loan and related accrued interest to Hisdesat.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders is $24 million in 2011, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Interest on XTAR’s outstanding lease obligations to Hisdesat is paid through the issuance of a class of non-voting membership interests in XTAR, which enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch Up Payments through September 30, 2011 were $12.9 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 18).
The following table presents summary financial data for XTAR as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Statement of Operations Data:
Revenues	$8,553	$9,274	$25,880	$26,118
Operating expenses	(8,925)	(9,286)	(26,054)	(26,680)
Depreciation and amortization	(2,405)	(2,404)	(7,213)	(7,213)
Operating loss	(2,777)	(2,416)	(7,387)	(7,775)
Net loss	(3,903)	(3,609)	(10,763)	(11,386)

	September 30,	December 31,
	2011	2010
	(In thousands)
Balance Sheet Data:
Current assets	$8,388	$9,290
Total assets	88,268	96,383
Current liabilities	63,622	61,839
Total liabilities	72,264	69,616
Members’ equity	16,004	26,767
Other
As of September 30, 2011 and December 31, 2010, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.
10. Intangible Assets
Intangible Assets were established in connection with our 2005 adoption of fresh-start accounting and consist of:

	Weighted Average
	Remaining	September 30, 2011		December 31, 2010
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)
Internally developed software and technology	1	$59,027	$(56,556)	$59,027	$(54,702)
Trade names	14	9,200	(2,760)	9,200	(2,415)

		$68,227	$(59,316)	$68,227	$(57,117)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total amortization expense for intangible assets was $0.7 million and $2.8 million for the three months ended September 30, 2011 and 2010, respectively, and $2.2 million and $8.5 million for the nine months ended September 30, 2011 and 2010, respectively. Annual amortization expense for intangible assets for the five years ending December 31, 2015 is estimated to be as follows (in thousands):

2011	$2,931
2012	2,314
2013	460
2014	460
2015	460
The following summarizes fair value adjustments made in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities (in thousands):

	September 30,	December 31,
	2011	2010
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	19,999	19,299

	$(16,897)	$(17,597)

Net amortization of these fair value adjustments was a credit to expense of $0.3 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively and a credit to expense of $0.7 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.
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
The following summarizes information related to the Credit Agreement and prior credit agreement (in thousands):

	September 30,	December 31,
	2011	2010
Letters of credit outstanding	$4,911	$4,911
Borrowings	—	—

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest expense (including commitment and letter of credit fees)	$328	$202	$974	$600
Amortization of issuance costs	$182	$219	$544	$657
12. Income Taxes
Until the fourth quarter of 2010, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to the deferred tax assets related to AMT credit carryforwards. During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future, and therefore, a full valuation allowance was no longer required. Accordingly, we reversed a substantial portion of the valuation allowance as a deferred income tax benefit and reduced the valuation allowance as of December 31, 2010 to $11.2 million. At September 30, 2011, we maintained a valuation allowance against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods and character of such attributes and will continue to maintain such valuation allowance until sufficient positive evidence exists to support its full or partial reversal.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the nine months ended September 30, our income tax provision is summarized as follows: (i) for 2011, we recorded a current tax provision of $17.4 million (which included a provision of $14.5 million to increase our liability for uncertain tax positions (“UTPs”) ) and a deferred tax provision of $35.6 million (which included a benefit of $16.5 million for UTPs), resulting in a total provision of $53.0 million on pre-tax income of $80.2 million and (ii) for 2010, we recorded a current tax provision of $8.6 million to increase our liability for UTPs and a deferred tax provision of $3.6 million (which included a provision of $4.6 million for UTPs), resulting in a total provision of $12.2 million on a pre-tax income of $54.1 million.
As of September 30, 2011, we had unrecognized tax benefits relating to UTPs of $108 million. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of September 30, 2011, we have accrued approximately $27.8 million and $24.0 million for the payment of potential tax-related interest and penalties, respectively.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2006. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to several of our federal and state income tax returns filed for 2005, 2006 and 2007, potentially resulting in a $27.5 million reduction to our unrecognized tax benefits.
The following summarizes the changes to our liabilities for UTPs included in long-term liabilities and net deferred tax assets in the condensed consolidated balance sheets:

	Nine Months
	Ended September 30,
	2011	2010
	(In thousands)
Liabilities for UTPs:
Opening balance — January 1	$122,857	$111,316
Current provision (benefit) for:
Unrecognized tax benefits	12,821	4,241
Potential additional interest	4,431	4,365
Potential additional penalties	1,872	667
Statute expirations	(1,382)	(698)
Tax settlements	(3,259)	—

Ending balance — September 30 (included in long-term liabilities)	137,340	119,891

UTP adjustment to net deferred tax assets:
Opening balance — January 1	(13,920)	239
Current change for unrecognized tax benefits	(16,503)	4,582

Ending balance — September 30 (included in net deferred tax assets)	(30,423)	4,821

Total uncertain tax positions	$106,917	$124,712

As of September 30, 2011, if our positions are sustained by the taxing authorities, approximately $107 million would reduce the Company’s future income tax provisions. Other than as described above, there were no significant changes to our uncertain tax positions during the nine months ended September 30, 2011 and 2010, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.
13. Stock-Based Compensation
As of September 30, 2011, there were 1,153,995 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if Loral restricted stock units or SS/L phantom stock appreciation rights are settled in Loral common stock.
The fair value of the SS/L phantom stock appreciation rights (“SS/L Phantom SARs”) is included as a liability in our consolidated balance sheets. The payout liability is adjusted each reporting period to reflect the fair value of the underlying SS/L equity based on the actual performance of SS/L. As of September 30, 2011 and December 31, 2010, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $4.2 million and $6.3 million, respectively. During the nine months ended September 30, 2011 and 2010, cash payments of $4.3 million and $3.6 million, respectively, were made related to SS/L Phantom SARs.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total stock-based compensation was $1.0 million and $3.1 million, for the three months ended September 30, 2011 and 2010 respectively, and $3.1 million and $8.3 million for the nine months ended September 30, 2011 and 2010, respectively. There were no grants of stock-based awards during the nine months ended September 30, 2011.
14. Pensions and Other Employee Benefit Plans
The following table provides the components of net periodic cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months and nine months ended September 30, 2011 and 2010:

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$3,048	$2,596	$181	$234
Interest cost	6,327	6,117	837	981
Expected return on plan assets	(5,813)	(5,157)	(4)	(8)
Amortization of prior service credits and net actuarial loss or (gain)	711	130	(379)	(166)

Net periodic cost	$4,273	$3,686	$635	$1,041

	Pension Benefits		Other Benefits
	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$9,144	$7,788	$543	$702
Interest cost	18,981	18,351	2,511	2,943
Expected return on plan assets	(17,439)	(15,471)	(12)	(24)
Amortization of prior service credits and net actuarial loss or (gain)	2,133	392	(1,137)	(498)

Net periodic cost	$12,819	$11,060	$1,905	$3,123

15. Commitments and Contingencies
Financial Matters
SS/L has deferred revenue and accrued liabilities for warranty payback obligations relating to performance incentives for satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the nine months ended September 30, 2011, is as follows (in thousands):

Balance of deferred amounts at January 1, 2011	$35,730
Warranty costs incurred including payments	(1,514)
Accruals relating to pre-existing contracts (including changes in estimates)	2,081

Balance of deferred amounts at September 30, 2011	$36,297

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbital incentives”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital incentive payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included in our consolidated balance sheet as of September 30, 2011 were $340 million, net of fair value adjustments of $17 million. Approximately $207 million of the gross orbital receivables are related to satellites launched as of September 30, 2011, and $150 million are related to satellites under construction as of September 30, 2011.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under chapter 11 of the Bankruptcy Code. As of September 30, 2011, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related ground system deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at September 30, 2011 is $15 million. The long-term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million.
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
As of September 30, 2011, SS/L had receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $1 million. In addition, under its contract, ICO has future payment obligations to SS/L that total approximately $23 million, of which approximately $11 million (including $9 million of orbital incentives) is included in long-term receivables. After receiving Bankruptcy Court approval, ICO, which sought to reorganize under chapter 11 of the Bankruptcy Code in May 2009, assumed its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of certain payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of a chapter 11 plan of reorganization for ICO), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. In March 2011, the ICO Bankruptcy Court approved an investment agreement pursuant to which DISH Network Corporation (“DISH”) agreed to acquire ICO. In connection with this investment agreement, in April 2011, DISH purchased certain claims against ICO for cash, including SS/L claims aggregating approximately $7.0 million plus approximately $1.4 million of accrued interest. SS/L believes that, based upon completion of the tender offer and other payments by ICO to SS/L under the modified contract, it is not probable that SS/L will incur a material loss with respect to the receivables from ICO. Although in July 2011, the ICO Bankruptcy Court confirmed a plan of reorganization for ICO, closing of DISH’s acquisition of ICO and ICO’s emergence from chapter 11 is still subject to certain other conditions, including, FCC regulatory approval.
See Note 18 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Satellite Matters
Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Thirty-seven of the satellites built by SS/L, launched since 1997 and still on-orbit have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of performance incentives by SS/L. SS/L has implemented remediation measures that SS/L believes will reduce this type of anomaly for satellites launched after September 2001. Based upon information currently available relating to the power losses, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.
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
SS/L currently has two contracts-in-process with estimated delivery dates later than the contractually specified dates after which the customers may terminate the contracts for default. The customers are established operators which will utilize the satellites in the operation of their existing businesses. SS/L and the customers are continuing to perform their obligations under the contracts, and the customers continue to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customers will take delivery of these satellites and will not seek to terminate the contracts for default. If the customers should successfully terminate the contracts for default, the customers would be entitled to a full refund of their payments and liquidated damages, which through September 30, 2011 totaled approximately $317 million, plus re-procurement costs and interest. In the event of terminations for default, SS/L would own the satellites and would attempt to recoup any losses through resale to other customers.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Legal Proceedings
We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these legal proceedings and claims cannot be predicted with certainty, we do not believe that any of these existing legal matters will have a material adverse effect on our consolidated financial position or our results of operations.
16. Earnings Per Share
Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat. The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net (loss) income attributable to Loral common shareholders — basic	$(77,368)	$72,392	$19,784	$82,100
Less: Adjustment for dilutive effect of Telesat stock options	—	(1,003)	—	(1,116)

Net (loss) income attributable to Loral common shareholders — diluted	$(77,368)	$71,389	$19,784	$80,984

For the three and nine months ended September 30, 2011, Telesat stock options were excluded from the calculation of diluted (loss) income per share because they were antidilutive.
Basic (loss) income per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of weighted average common shares outstanding for diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Common and potential common shares:
Weighted average common shares outstanding	30,706	30,206	30,680	30,017
Stock options	—	591	287	425
Unvested restricted stock	—	7	3	10
Unvested restricted stock units	—	213	225	201
Unvested SS/L Phantom SARS	—	187	—	124

Common and potential common shares	30,706	31,204	31,195	30,777

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended September 30, 2011, the effect of stock options outstanding, which would be calculated using the treasury stock method and unvested restricted stock, restricted stock units and SS/L Phantom SARs were excluded from the calculation of diluted income (loss) per share, as the effect would have been antidilutive. The following summarizes stock options outstanding and unvested restricted stock, restricted stock units and SS/L Phantom SARs excluded from the calculation of diluted income (loss) per share:

Three Months
Ended September 30,
2011
(In thousands)
Stock options	169

Unvested restricted stock units	227

Unvested restricted stock	2

Unvested SS/L Phantom SARs	—

17. Segments
Loral has two segments: satellite manufacturing and satellite services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the three and nine months ended September 30, 2011 and 2010. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results as equity in net income of affiliates. Our ownership interest in XTAR, for which we use the equity method of accounting, is included in Corporate.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intersegment revenues primarily consists of satellites under construction by satellite manufacturing for satellite services and the leasing of transponder capacity by satellite manufacturing from satellite services. Summarized financial information concerning the reportable segments is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Revenues
Satellite manufacturing:
External revenues	$236,084	$282,344	$692,571	$745,772
Intersegment revenues(1)	32,761	42,581	109,425	91,199

Satellite manufacturing revenues	268,845	324,925	801,996	836,971
Satellite services revenues(2)	204,403	201,611	617,264	592,723

Operating segment revenues before eliminations	473,248	526,536	1,419,260	1,429,694
Intercompany eliminations(3)	—	(1,487)	(830)	(4,657)
Affiliate eliminations(2)	(204,403)	(201,611)	(617,264)	(592,723)

Total revenues as reported	$268,845	$323,438	$801,166	$832,314

Segment Adjusted EBITDA(4)
Satellite manufacturing	$26,920	$55,788	$95,533	$105,558
Satellite services(2)	157,229	154,400	476,274	450,457
Corporate(5)	(3,774)	(3,601)	(11,969)	(10,372)

Adjusted EBITDA before eliminations	180,375	206,587	559,838	545,643
Intercompany eliminations(3)	—	(623)	(279)	(1,135)
Affiliate eliminations(2)	(157,229)	(154,400)	(476,274)	(450,457)

Adjusted EBITDA	23,146	51,564	83,285	94,051

Reconciliation to Operating Income
Depreciation, Amortization and Stock-Based Compensation(4)
Satellite manufacturing	(8,473)	(10,431)	(24,017)	(29,934)
Satellite services(2)	(63,131)	(61,766)	(188,090)	(185,299)
Corporate	(302)	(1,512)	(874)	(3,308)

Segment depreciation before affiliate eliminations	(71,906)	(73,709)	(212,981)	(218,541)
Affiliate eliminations(2)	63,131	61,766	188,090	185,299

Depreciation, amortization and stock-based compensation as reported	(8,775)	(11,943)	(24,891)	(33,242)

Gain on disposition of net assets(6)	—	—	6,913	—
Directors’ indemnification expense(7)	—	—	—	(14,357)

Operating income as reported	$14,371	$39,621	$65,307	$46,452

	September 30,	December 31,
	2011	2010
	(In thousands)
Total Assets(8)
Satellite manufacturing	$1,012,897	$920,647
Satellite services(2) (9)	5,420,674	5,605,239
Corporate(4)	528,114	538,464

Total assets before affiliate eliminations	6,961,685	7,064,350
Affiliate eliminations(2)	(5,141,101)	(5,309,441)

Total assets as reported	$1,820,584	$1,754,909

(1)
Intersegment revenues include $32.8 million and $41.1 million for the three months ended September 30, 2011 and 2010, respectively and $108.6 million and $86.6 million for the nine months ended September 30, 2011 and 2010, respectively, of revenue from affiliates.

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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)
Compensation expense related to SS/L Phantom SARs and restricted stock units paid in cash or expected to be paid in cash is included in Adjusted EBITDA. Compensation expense related to SS/L Phantom SARs and restricted stock units paid in Loral common stock or expected to be paid in Loral common stock is included in depreciation, amortization and stock-based compensation.

(5)	Includes corporate expenses incurred in support of our operations and includes our equity in net losses of XTAR and Globalstar service providers.

(6)
Represents the gain on the sale of Loral’s portion of the payload on the ViaSat-1 satellite and related net assets to Telesat adjusted for elimination of Loral’s 64% ownership interest in Telesat (see Note 18).

(7)	Represents indemnification expense, in connection with defense costs incurred by MHR affiliated directors in the Delaware Shareholder derivative case (see Note 15).

(8)	Amounts are presented after the elimination of intercompany profit.

(9)	Includes $2.3 billion and $2.4 billion of satellite services goodwill related to Telesat as of September 30, 2011 and December 31, 2010, respectively.
18. Related Party Transactions
Transactions with Affiliates
Telesat
As described in Note 9, we own 64% of Telesat and account for our ownership interest under the equity method of accounting.
In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian partner, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions), provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco and provides for either PSP or Loral to cause Telesat Holdco to conduct an initial public offering of its equity shares because an initial public offering was not completed by October 31, 2011, the fourth anniversary of the Telesat transaction. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party and provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities.
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
As of September 30, 2011, SS/L had contracts with Telesat for the construction of the Nimiq 6 and Anik G1 satellites and Telesat’s payload on the ViaSat-1 satellite (see ViaSat/Telesat, below). Information related to satellite construction contracts with Telesat is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Revenues from Telesat satellite construction contracts	$32,754	$41,079	$108,579	$86,525
Milestone payments received from Telesat	24,271	48,058	96,389	101,045
Amounts receivable by SS/L from Telesat related to satellite construction contracts as of September 30, 2011 and December 31, 2010 were $11.6 million and nil, respectively.
On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses included income related to the Consulting Agreement of $1.25 million for each of the three month periods ended September 30, 2011 and 2010 and $3.75 million for each of the nine month periods ended September 30, 2011 and 2010. We also had a long-term receivable related to the Consulting Agreement from Telesat of $19.1 million and $17.6 million as of September 30, 2011 and December 31, 2010, respectively.
In connection with the Telesat transaction, Loral has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of both September 30, 2011 and December 31, 2010 we had recognized liabilities of approximately $6.2 million representing our estimate of the probable outcome of these matters. These liabilities are offset by tax deposit assets of $6.6 million relating to periods prior to January 1, 2007. There can be no assurance, however, that the eventual payments required by us will not exceed the liabilities established.
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
A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the Viasat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $2.4 million and $8.4 million for the three months ended September 30, 2011 and 2010, respectively, and $7.8 million and $26.4 million for the nine months ended September 30, 2011 and 2010, respectively.
On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. In consideration for the assignment, Loral received $13 million from Telesat and was reimbursed by Telesat for approximately $48.2 million of net costs incurred through closing of the sale, including costs for the satellite, launch and insurance, and costs of the gateways and related equipment. Also, in connection with the assignment, Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers during the first four years after the commencement of service using the supplemental capacity. In connection with the sale, Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. Our condensed consolidated statements of operations for the nine months ended September 30, 2011 included a $6.9 million gain on this transaction representing the $13 million of proceeds in excess of costs adjusted for cumulative intercompany profit eliminations and our retained ownership interest in Telesat. During 2010, a subsidiary of Loral entered into contracts with ViaSat for procurement of equipment and services and with Telesat for consulting, management, engineering and integration services related to the gateways that enable commercial services using the Loral Payload. Prior to April 11, 2011, we had made cumulative payments of $3.9 million to ViaSat and $1.4 million to Telesat under these agreements.
Costs of satellite manufacturing for sales to related parties were $29.6 million and $37.3 million for the three months ended September 30, 2011 and 2010, respectively, and $98.1 million and $92.0 million for the nine months ended September 30, 2011 and 2010, respectively.
In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of September 30, 2011 and December 31, 2010, our consolidated balance sheet included a liability of $4.3 million and $6.0 million, respectively, for the future use of these transponders. Interest expense on this liability was $0.1 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively and $0.4 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 we made payments of $2.0 million to Telesat pursuant to the agreement.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
XTAR
As described in Note 9 we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of September 30, 2011 and December 31, 2010 were $3.9 million and $3.0 million, respectively. During the quarter ended June 30, 2009, Loral and XTAR agreed to defer amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three and nine months ended September 30, 2011 and 2010.
MHR Fund Management LLC
Two of the managing principals of MHR, Mark H. Rachesky and Hal Goldstein, and a former managing principal of MHR, Sai Devabhaktuni, are members of Loral’s board of directors.
Various funds affiliated with MHR held, as of September 30, 2011 and December 31, 2010, approximately 38.3% and 38.9%, respectively, of the outstanding Voting Common stock and as of both September 30, 2011 and December 31, 2010 had a combined ownership of Voting and Non-Voting Common Stock of Loral of 57.4% and 58.0%, respectively.
As of September 30, 2011, funds affiliated with MHR hold $83.7 million in principal amount of Telesat 11% senior notes and $29.75 million in principal amount of Telesat 12.5% senior subordinated notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
INDEX

Topic	Location
Overview	Page 32

Consolidated Operating Results	Page 35

Liquidity and Capital Resources:

Loral	Page 45

Telesat	Page 49

Contractual Obligations	Page 51

Statement of Cash Flows	Page 51

Affiliate Matters	Page 52

Commitments and Contingencies	Page 52

Other Matters	Page 52
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

As of September 30, 2011, SS/L had $1.5 billion in backlog for 22 satellites for customers including, among others, Intelsat Global S.A., SES S.A., Telesat Holdings Inc., Hispasat, S.A., EchoStar Corporation, Sirius-XM Satellite Radio, TerreStar Networks, Inc., Asia Satellite Telecommunications Co. Ltd., Hughes Network Systems, LLC, ViaSat, Inc., Eutelsat/ictQatar, DIRECTV, SingTel Optus, Satélites Mexicanos, S.A. de C.V., Asia Broadcast Satellite and Telenor Satellite Broadcasting.
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
While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L expects to spend approximately $200 million over the three-year period ending December 31, 2013 related to an infrastructure campaign that includes the building of a second thermal vacuum chamber, completing certain building and systems modifications and purchasing additional test and satellite handling equipment to meet its contractual obligations more efficiently. Upon completion of this infrastructure campaign, SS/L anticipates returning to a more customary level of annual capital expenditures of $30 million to $40 million.
The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,900 personnel is one of our key competitive resources.
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
Satellite Services
Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.3 billion of backlog as of September 30, 2011.
The satellite services business is capital intensive and the build-out of a satellite fleet requires substantial time and investment. Once the investment in a satellite is made, the incremental costs to maintain and operate the satellite are relatively low over the life of the satellite with the exception of in-orbit insurance. Telesat has been able to generate a large contracted revenue backlog by entering into long-term contracts with some of its customers for all or substantially all of a satellite’s life. Historically, this has resulted in revenue from the satellite services business being fairly predictable.
Competition in the satellite services market has been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from terrestrial-based communications networks.
At September 30, 2011, Telesat had 12 in-orbit satellites. Telesat also has the rights to the Canadian payload on the ViaSat-1 satellite, which was successfully launched in October 2011, and currently has two satellites under construction, with SS/L.

Telesat determined that, following the May 2011 launch of Telstar 14R/Estrela do Sul 2, an SS/L-built satellite, the satellite’s north solar array failed to fully deploy. The north solar array anomaly diminishes the amount of power available for the satellite’s transponders and reduces the expected life of the satellite. It is expected, however, that the satellite will, at a minimum, support all of the existing services to customers formerly provided by Telstar 14/Estrela do Sul, the satellite it replaces at 63 degrees West Longitude as well as provide some additional capacity for expansion. As a result of the north solar array anomaly, during the third quarter of 2011, Telesat carried out an impairment test for the satellite. Based on Telesat management’s best estimates and assumptions, there was no impairment in Telstar 14R/Estrela do Sul 2 and as a result no adjustment to the carrying value of the asset in Telesat’s financial statements was required. Telesat has insurance policies that provide coverage to it for a total, constructive total or partial loss of Telstar 14R/Estrela do Sul 2. When Telesat determined that the north solar array failed to fully deploy, it promptly filed a notice of loss with its insurers. During the quarter, Telesat filed a claim under its policies with its insurers for approximately $125 million. The claim is currently under review by the insurers. The insurance proceeds related to the Telstar14R/Estrela do Sul 2 claim, if and when they are received, will either be used to repay a portion of Telesat’s credit facility or reinvested in satellite procurements in accordance with the terms and conditions of the credit facility. There can be no assurance as to the amount or timing of receipt of insurance proceeds, if any, that will be received.
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
Telesat believes its existing satellite fleet and satellites under construction support a strong combination of existing backlog and revenue growth. The growth is expected to come from the ViaSat-1 satellite, which launched in October 2011, the Nimiq 6 satellite, anticipated to be launched in the first half of 2012, the Anik G1 satellite, anticipated to be launched in the second half of 2012, and the sale of available capacity on its existing satellites. Telesat believes it has a solid foundation upon which it will seek to grow its revenues and cash flows.
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
For 2011, Telesat remains focused on increasing utilization of its existing satellites, constructing and launching the satellites it is currently procuring, securing additional customer commitments to support the procurement of additional satellites and maintaining cost and operating discipline.
Telesat’s operating results are also subject to fluctuations as a result of exchange rate variations. Approximately 46% of Telesat’s revenues received in Canada for the three and nine months ended September 30, 2011, certain of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2011 would have increased or decreased Telesat’s net income for the nine months ended September 30, 2011 by approximately $154 million. During the period from October 31, 2007 to September 30, 2011, the carrying value of Telesat’s U.S. term loan facility, senior notes and senior subordinated notes has increased by approximately $262 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. term loan facility debt into CAD 1.224 billion of debt, decreased by approximately $179 million.
Strategic Developments
In 2010, Telesat initiated a process to explore strategic alternatives. Among other initiatives, potential purchasers participated in a process to explore a potential acquisition of all or a portion of the shareholders’ interests in Telesat. The process resulted in several acquisition offers; however, none of these offers was deemed to be acceptable, and, as a result, discussions with the potential purchasers were terminated. Telesat and its shareholders also explored additional alternatives for Telesat, including potential recapitalization transactions, which, if consummated, would have resulted in a distribution of proceeds or return of capital to Telesat’s shareholders, including Loral. Telesat and its shareholders have concluded not to pursue a significant dividend recapitalization at this time. Telesat may from time to time continue to evaluate strategic alternatives and explore other refinancing or recapitalization opportunities. If any transaction results in receipt of proceeds by Loral, Loral would evaluate all alternatives for the use of such proceeds, including stock repurchases or a dividend to Loral stockholders.

With regard to Loral’s non-Telesat assets, after having evaluated various strategic alternatives, Loral is continuing to focus primarily on a spin-off of SS/L, Loral’s satellite manufacturing subsidiary. There are several issues that Loral will need to resolve in connection with the spin-off and separation of SS/L’s satellite manufacturing business from Loral’s other businesses, including the nature of SS/L’s post-spin capital structure. In this connection, the Loral Board of Directors has formed a committee of independent directors to negotiate and approve the terms and conditions of the stock that would be distributed in respect of the Company’s non-voting common stock pursuant to a spin-off of SS/L and to evaluate alternatives with respect thereto.
There can be no assurance whether or when any transaction involving Loral, Telesat or SS/L will occur.
General
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
In 2008, Loral agreed to purchase the Canadian coverage portion of the ViaSat-1 satellite, which was successfully launched in October 2011. The ViaSat-1 satellite is a high capacity Ka-band spot beam satellite for broadband services that was launched into the 115o West longitude orbital location. Loral also entered into an agreement with Xplornet, Canada’s largest rural broadband provider, to deliver high throughput satellite Ka-band capacity for broadband services in Canada. Under the agreement, Xplornet agreed to contract with Loral for the Canadian capacity on the ViaSat-1 satellite and associated gateway services for the expected life of the satellite, now projected to commence in late 2011 or early 2012, and Loral agreed to construct and operate four gateways in Canada. Approximately $50 million had been invested by Loral through April 11, 2011. A portion of these costs was funded by prepayments in 2010 from Xplornet of CAD 2.5 million as required under the agreement. On April 11, 2011, Loral assigned its investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date (see Note 18 to the financial statements). In addition, in connection with the assignment, Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive, for four years, one-half of any net revenue actually earned by Telesat on such supplemental capacity.
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
Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2011.
Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA (see Note 17) reflects the results of our business segments for the three and nine months ended September 30, 2011 and 2010. The balance of the discussion relates to our consolidated results, unless otherwise noted.
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
The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements:
Revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Satellite Manufacturing	$268.8	$324.9	$802.0	$837.0
Satellite Services	204.4	201.6	617.3	592.7

Segment revenues	473.2	526.5	1,419.3	1,429.7
Eliminations(1)	—	(1.5)	(0.8)	(4.7)
Affiliate eliminations(2)	(204.4)	(201.6)	(617.3)	(592.7)

Revenues as reported(3)	$268.8	$323.4	$801.2	$832.3

See explanations below for Notes 1, 2 and 3.
Increases or decreases in Satellite Manufacturing revenues from period to period are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues are recognized on the cost-to-cost percentage of completion method over the construction period, which usually ranges between 24 and 36 months. Large satellites with significant new development can require up to 48 months for completion.
Revenues from Satellite Manufacturing before eliminations decreased $56 million for the three months ended September 30, 2011 as compared to 2010. The revenue decrease, which was driven by extremely robust results in 2010, was comprised primarily of a $34 million reduction in revenue generated by the percentage of completion effect of lower costs incurred in 2011 resulting from the timing of manufacturing activity and a reduction in the average size and profitability of satellites under construction during the period and a $22 million reduction in revenue resulting from exceptionally strong factory efficiency in the third quarter of 2010. Eliminations for the three months ended September 30, 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which was being constructed by SS/L (see Note 18 to the financial statements). There were no eliminations for the three months ended September 30, 2011 due to the sale of Loral’s portion of the ViaSat-1 payload to Telesat on April 11, 2011.
Satellite Services segment revenue increased by $3 million for the three months ended September 30, 2011 as compared to 2010 due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues and increased revenue from Telesat’s North American broadcast business, partially offset by a scheduled rate reduction on a long term contract and the termination and timing of consulting contracts. Satellite Services segment revenues excluding foreign exchange impact would have decreased by approximately $4 million for the three months ended September 30, 2011 as compared with 2010.
Revenues from Satellite Manufacturing before eliminations decreased $35 million for the nine months ended September 30, 2011 as compared to 2010, due to a $42 million reduction in revenues generated by the percentage of completion effect of lower costs incurred in 2011 resulting from the timing of manufacturing activity and the average size and profitability of satellites under construction during the period, the Telstar 14R anomaly impact of $13 million and a $10 million decrease from the absence in 2011 of a volume-related improvement in future year overhead rates that occurred in 2010, partially offset by improved factory efficiency (which reduces the estimated cost to complete and increases the percentage of completion and the revenue recognized) of $30 million. Eliminations for the nine months ended September 30, 2011 and 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which was being constructed by SS/L (see Note 18 to the financial statements). Eliminations decreased in 2011 due to the sale of Loral’s portion of the ViaSat-1 payload on April 11, 2011.

Satellite Services segment revenue increased by $25 million for the nine months ended September 30, 2011 as compared to 2010 due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, additional service revenue from the sale of excess capacity on certain of Telesat’s existing in-orbit satellites and increased consulting revenue, partially offset by early termination settlements received in 2010. Satellite Services segment revenues excluding foreign exchange impact would have increased by approximately $6 million for the nine months ended September 30, 2011 as compared with 2010.
Adjusted EBITDA:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Satellite Manufacturing	$26.9	$55.8	$95.5	$105.6
Satellite Services	157.2	154.4	476.3	450.4
Corporate expenses	(3.7)	(3.6)	(11.9)	(10.4)

Segment Adjusted EBITDA before eliminations	180.4	206.6	559.9	545.6
Eliminations(1)	—	(0.6)	(0.3)	(1.1)
Affiliate eliminations(2)	(157.2)	(154.4)	(476.3)	(450.4)

Adjusted EBITDA	$23.2	$51.6	$83.3	$94.1

See explanations below for Notes 1 and 2.
Satellite Manufacturing segment Adjusted EBITDA decreased $29 million for the three months ended September 30, 2011 compared with the three months ended September 30, 2010, resulting in a decrease in our Adjusted EBITDA margin from 17% to 10%. The decrease was primarily due to a $21 million decrease attributable to exceptionally strong factory efficiency in the third quarter of 2010, a $5 million increase in new business expenses and a $4 million increase in research and development expenses.
Satellite Services segment Adjusted EBITDA increased by $3 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily due to the revenue increase described above and cost reductions related to operating discipline, lower revenue related expenses and stock based compensation, partially offset by the impact of U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA excluding foreign exchange impact would have decreased by approximately $2 million for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010.
Corporate expenses remained approximately the same for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.
Satellite Manufacturing segment Adjusted EBITDA decreased $10 million for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. The decrease was primarily due to a $10 million reduction that resulted from the lower profitability on the mix of satellites under construction in 2011, the Telstar 14R anomaly impact of $13 million, a $10 million decrease from the absence in 2011 of a volume related improvement in future year overhead rates that occurred in 2010, a $6 million increase in new business expenses and a $6 million increase in research and development expenses partially offset by a margin increase of $35 million from improved factory efficiency. The Adjusted EBITDA margin decreased to 12% for the nine months ended September 30, 2011 from 13% for the nine months ended September 30, 2011.
Satellite Services segment Adjusted EBITDA increased by $26 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily due to the revenue increase described above and cost reductions related to operating discipline, lower revenue related expenses and stock based compensation, partially offset by the impact of U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA excluding foreign exchange impact would have increased by $12 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010.
Corporate expenses increased by approximately $2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to fringe expenses related to stock-based compensation in 2011 and a 2010 settlement under our directors and officers liability insurance related to a claim for which the insurers had previously denied coverage.

Reconciliation of Adjusted EBITDA to Net Income:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Adjusted EBITDA	$23.2	$51.6	$83.3	$94.1
Depreciation, amortization and stock-based compensation(4)	(8.8)	(12.0)	(24.9)	(33.2)
Gain on disposition of net assets(5)	—	—	6.9	—
Directors’ indemnification expense(6)	—	—	—	(14.4)

Operating income	14.4	39.6	65.3	46.5
Interest and investment income	4.5	3.6	16.8	9.7
Interest expense	(0.7)	(0.6)	(2.0)	(1.8)
Gain on litigation	—	—	4.5	—
Other expense	(1.0)	(1.1)	(4.4)	(0.3)
Income tax provision	(17.2)	(9.1)	(53.0)	(12.2)
Equity in net (loss) income of affiliates	(77.3)	40.0	(7.1)	40.2

Net (loss) income	$(77.3)	$72.4	$20.1	$82.1

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral and its wholly owned subsidiaries.

(2)
Represents the elimination of amounts attributed to Telesat whose results are reported in our consolidated statements of operations as equity in net income of affiliates (see Note 9 to the financial statements).

(3)
Includes revenues from affiliates of $32.8 million and $41.1 million for the three months ended September 30, 2011 and 2010, respectively and $108.6 million and $86.6 million for the nine months ended September 30, 2011 and 2010, respectively.

(4)
Includes non-cash stock-based compensation of $0.3 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively and $0.9 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively.

(5)
Represents the gain on the sale of Loral’s portion of the payload on the ViaSat-1 satellite and related net assets to Telesat adjusted for elimination of Loral’s 64% ownership interest in Telesat (see Note 18).

(6)	Represents the indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral.
Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010
The following compares our consolidated results for the three months ended September 30, 2011 and 2010 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Three Months
	Ended September 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$269	$325	(17)%
Eliminations	—	(2)	(100)%

Revenues from Satellite Manufacturing as reported	$269	$323	(17)%

Revenues from Satellite Manufacturing before eliminations decreased $56 million for the three months ended September 30, 2011 as compared to 2010. The revenue decrease, which was driven by extremely robust results in 2010, was comprised primarily of a $34 million reduction in revenue generated by the percentage of completion effect of lower costs incurred in 2011resulting from the timing of manufacturing activity and a reduction in the average size and profitability of satellites under construction during the period and a $22 million reduction in revenue resulting from exceptionally strong factory efficiency in the third quarter of 2010. Eliminations for the three months ended September 30, 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which was being constructed by SS/L (see Note 18 to the financial statements). There were no eliminations for the three months ended September 30, 2011 due to the sale of Loral’s portion of the ViaSat-1 payload to Telesat on April 11, 2011. As a result, revenues from Satellite Manufacturing as reported decreased $54 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Cost of Satellite Manufacturing

	Three Months
	Ended September 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Cost of Satellite Manufacturing	$227	$263	(14)%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	84%	81%
Cost of Satellite Manufacturing decreased by $36 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily as a result of a $36 million decrease from the timing of manufacturing activity.
Selling, General and Administrative Expenses

	Three Months
	Ended September 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Selling, general and administrative expenses	$28	$20	40%

% of revenues as reported	10%	6%
Selling, general and administrative expenses increased by $8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to a $5 million increase in new business expenses and a $4 million increase in research and development expenses.
Interest and Investment Income

	Three Months
	Ended September 30,
	2011	2010
	(In millions)
Interest and investment income	$4	$4

Interest and investment income, which consists primarily of orbital interest income on long-term orbital receivables remained substantially unchanged for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.
Interest Expense

	Three Months
	Ended September 30,
	2011	2010
	(In millions)
Interest expense	$1	$1

Interest expense for the three months ended September 30, 2011 and 2010 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement and interest related to the ChinaSat transponders.
Other Expense
Other expense for the three months ended September 30, 2011 and 2010 includes expenses related to the evaluation of strategic alternatives for SS/L and gains and losses on foreign currency transactions.

Income Tax Provision
Until the fourth quarter of 2010, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to the deferred tax assets related to AMT credit carryforwards. During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future, and therefore, a full valuation allowance was no longer required. Accordingly, we reversed a substantial portion of the valuation allowance as a deferred income tax benefit and reduced the valuation allowance as of December 31, 2010 to $11.2 million. At September 30, 2011, we maintained a valuation allowance against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods and character of such attributes and will continue to maintain such valuation allowance until sufficient positive evidence exists to support its full or partial reversal.
For the three months ended September 30, our income tax provision is summarized as follows: (i) for 2011, we recorded a current tax provision of $12.0 million to increase our liability for uncertain tax positions (“UTPs”) and a deferred tax provision of $5.2 million (which included a benefit of $12.2 million for UTPs), resulting in a total provision of $17.2 million on pre-tax income of $17.2 million and (ii) for 2010, we recorded a current tax provision of $5.2 million (which included a provision of $4.7 million to increase our liability for UTPs) and a deferred tax provision of $3.9 million (which included a provision of $4.7 million for UTPs), resulting in a total provision of $9.1 million on pre-tax income of $41.5 million.
Our total income tax provision for the three months ended September 30, 2011, increased compared to the three months ended September 30, 2010 primarily from the impact of our projected equity in net income of Telesat for the full year 2011 on the expected effective annual tax rate for 2011. Because we maintained a full valuation allowance against our net deferred tax assets for the three months ended September 30, 2010, our projected equity in net income of Telesat for the full year 2010 had no effect on the expected effective annual tax rate for 2010. The expected effective annual tax rate for each year (76% for 2011 and 11% for 2010) was applied against cumulative pre-tax income for the nine months ended September 30, 2011 and 2010. The provision for each of the three month periods ended September 30, 2011 and 2010 includes the result of this tax provision calculation for each of the nine month periods less the cumulative amount recorded in the prior quarter.
Equity in Net (Loss) Income of Affiliates
Equity in net (loss) income of affiliates consists of:

	Three Months
	Ended September 30,
	2011	2010
	(In millions)
Telesat	$(75.1)	$42.1
XTAR	(2.2)	(2.1)
Other	—	—

	$(77.3)	$40.0

Loral’s equity in net (loss) income of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income of Telesat also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we are constructing for Telesat.
Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended September 30, 2011 and 2010 follows (in millions):

	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	200.4	209.5	204.4	201.6
Operating expenses	(46.3)	(48.9)	(47.2)	(47.2)
Depreciation, amortization and stock-based compensation	(61.8)	(64.3)	(63.1)	(61.8)
Loss on disposition of long lived assets	(0.1)	1.0	(0.1)	1.0
Operating income	92.2	97.3	94.0	93.6
Interest expense	(55.2)	(60.2)	(56.3)	(57.9)
Foreign exchange (losses) gains	(261.4)	106.2	(267.5)	102.5
Gains (losses) on financial instruments	122.7	(58.5)	125.6	(56.5)
Other income	0.3	0.1	0.2	0.1
Income tax provision	(5.9)	(9.1)	(5.9)	(8.8)
Net (loss) income	(107.3)	75.8	(109.9)	73.0
Average exchange rate for translating Canadian dollars to U.S. dollars			.9803	1.0392

Following the May 2011 launch of Telstar 14R/Estrela do Sul 2, an SS/L-built satellite, the satellite’s north solar array failed to fully deploy. The north solar array anomaly has diminished the amount of power available for the satellite’s transponders and has reduced the life expectancy of the satellite. As a result, during the third quarter of 2011, Telesat carried out an impairment test for the satellite. Based on Telesat management’s best estimates and assumptions, there was no impairment in Telstar 14R/Estrela do Sul 2 and as a result no adjustment to the carrying value of the asset was required.
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of September 30, 2011, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. We estimated that, after considering the impact of hedges, a five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2011 would have increased or decreased Telesat’s net loss for the three months ended September 30, 2011 by approximately $154 million. During the period from October 31, 2007 to September 30, 2011, the carrying value of Telesat’s U.S. Term Loan Facility, senior notes and senior subordinated notes has increased by approximately $262 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $174 million.
The equity losses in XTAR, L.L.C. (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.
We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. During November 2011, XTAR reduced its revenue forecast for 2011 and subsequent years. We have performed an impairment test for our investment in XTAR as of September 30, 2011, using the November 2011 forecast, and concluded that our investment in XTAR was not impaired. Any further declines in XTAR’s projected revenues may result in a future impairment charge.
Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010
The following compares our consolidated results for the nine months ended September 30, 2011 and 2010 as presented in our financial statements:
Revenues from Satellite Manufacturing

	Nine Months
	Ended September 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$802	$837	(4)%
Eliminations	(1)	(5)	(80)%

Revenues from Satellite Manufacturing as reported	$801	$832	(4)%

Revenues from Satellite Manufacturing before eliminations decreased $35 million for the nine months ended September 30, 2011 as compared to 2010, due to a $42 million reduction in revenues generated by the percentage of completion effect of lower costs incurred in 2011 resulting from the timing of manufacturing activity and the average size and profitability of satellites under construction during the period, the Telstar 14R anomaly impact of $13 million and a $10 million decrease from the absence in 2011 of a volume-related improvement in future year overhead rates that occurred in 2010, partially offset by improved factory efficiency (which reduces the estimated cost to complete and increases the percentage of completion and the revenue recognized) of $30 million. Eliminations for the nine months ended September 30, 2011 and 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which was being constructed by SS/L (see Note 18 to the financial statements). Eliminations decreased in 2011 due to the sale of Loral’s portion of the ViaSat-1 payload on April 11, 2011. As a result, revenues from Satellite Manufacturing as reported decreased $31 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
Cost of Satellite Manufacturing

	Nine Months
	Ended September 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Cost of Satellite Manufacturing	$672	$710	(5)%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	84%	85%
Cost of Satellite Manufacturing decreased by $38 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 as a result of a $30 million decrease from the timing of manufacturing activity, a $5 million decrease from improved factory efficiency in 2011 and a $5 million reduction in depreciation and amortization.

Selling, General and Administrative Expenses

	Nine Months
	Ended September 30,		% Increase/
	2011	2010	(Decrease)
	(In millions)
Selling, general and administrative expenses	$71	$61	16%

% of revenues as reported	9%	7%
Selling, general and administrative expenses increased by $10 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to a $6 million increase in new business expenses and a $6 million increase in research and development expenses.
Gain on Disposition of Net Assets
Gain on disposition of net assets for the nine months ended September 30, 2011 represents the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat, net of the elimination of Loral’s 64% ownership interest in Telesat.
Directors’ Indemnification Expense
Directors’ indemnification expense for the nine months ended September 30, 2010 represents our indemnification of legal expenses incurred by MHR affiliated directors in defense of claims asserted against them in their capacity as directors of Loral (see Note 15 to the financial statements).
Interest and Investment Income

	Nine Months
	Ended September 30,
	2011	2010
	(In millions)
Interest and investment income	$17	$10

Interest and investment income increased by $7 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to interest income on directors and officers liability insurance claims and increased interest income on long-term orbital receivables as a result of satellite launches.
Interest Expense

	Nine Months
	Ended September 30,
	2011	2010
	(In millions)
Interest expense	$2	$2

Interest expense for the nine months ended September 30, 2011 and 2010 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement.
Gain on Litigation
Gain on litigation for the nine months ended September 30, 2011 represents the recovery under our directors and officers liability insurance coverage of plaintiffs’ legal fees related to shareholder litigation based on a court decision in February 2011.
Other Expense
Other expense for 2011 includes expenses related to the evaluation of strategic alternatives for SS/L and gains and losses on foreign currency translation and for 2010 includes the reversal of a liability related to a sale of certain assets in a prior year.

Income Tax Provision
Until the fourth quarter of 2010, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to the deferred tax assets related to AMT credit carryforwards. During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future, and therefore, a full valuation allowance was no longer required. Accordingly, we reversed a substantial portion of the valuation allowance as a deferred income tax benefit and reduced the valuation allowance as of December 31, 2010 to $11.2 million. At September 30, 2011, we maintained a valuation allowance against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods and character of such attributes and will continue to maintain such valuation allowance until sufficient positive evidence exists to support its full or partial reversal.
For the nine months ended September 30, our income tax provision is summarized as follows: (i) for 2011, we recorded a current tax provision of $17.4 million (which included a provision of $14.5 million to increase our liability for UTPs) and a deferred tax provision of $35.6 million (which included a benefit of $16.5 million for UTPs), resulting in a total provision of $53.0 million on pre-tax income of $80.2 million and (ii) for 2010, we recorded a current tax provision of $8.6 million to increase our liability for UTPs and a deferred tax provision of $3.6 million (which included a provision of $4.6 million for UTPs), resulting in a total provision of $12.2 million on a pre-tax income of $54.1 million.
Our total income tax provision for the nine months ended September 30, 2011 increased compared to the nine months ended September 30, 2010 primarily from the impact of our projected equity in net income of Telesat for the full year 2011 on the expected effective annual tax rate for 2011. Because we maintained a full valuation allowance against our net deferred tax assets for the nine months ended September 30, 2010, our projected equity in net income of Telesat for the full year 2010 had no effect on the expected effective annual tax rate for 2010. Our provision for each of the nine month periods ended September 30, 2011 and 2010 includes the result of applying the expected effective annual tax rate for each year (76% for 2011 and 11% for 2010) against cumulative pre-tax income for each period.
Equity in Net (Loss) Income of Affiliates
Equity in net (loss) income of affiliates consists of:

	Nine Months
	Ended September 30,
	2011	2010
	(In millions)
Telesat	$(1.0)	$46.8
XTAR	(6.0)	(6.4)
Other	(0.1)	(0.2)

	$(7.1)	$40.2

Summary financial information for Telesat in accordance with U.S. GAAP is as follows (in millions):

	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	603.6	614.1	617.3	592.7
Operating expenses	(137.9)	(147.4)	(141.0)	(142.3)
Depreciation, amortization and stock-based compensation	(183.9)	(192.0)	(188.1)	(185.3)
(Loss) gain on disposition of long lived asset	(0.8)	1.0	(0.9)	1.0
Operating income	281.0	275.7	287.3	266.1
Interest expense	(163.3)	(183.1)	(167.0)	(176.7)
Foreign exchange (losses) gains	(165.1)	71.7	(168.9)	69.2
Gains (losses) on financial instruments	82.8	(51.7)	84.7	(49.9)
Other income (expense)	1.8	(1.0)	1.8	(1.0)
Income tax provision	(30.2)	(19.7)	(30.8)	(19.0)
Net income	7.0	91.9	7.1	88.7
Average exchange rate for translating Canadian dollars to U.S. dollars			.9779	1.0361

	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	279.7	290.8	266.3	291.4
Total assets	5,399.7	5,298.9	5,141.1	5,309.4
Current liabilities	318.7	293.9	303.5	294.5
Long-term debt, including current portion	3,002.3	2,923.0	2,858.5	2,928.9
Total liabilities	4,231.3	4,137.1	4,028.7	4,145.3
Redeemable preferred stock	141.5	141.4	134.7	141.7
Shareholders’ equity	1,026.9	1,020.4	977.7	1,022.4
Period end exchange rate for translating Canadian dollars to U.S. dollars			1.0503	0.9980
Following the May 2011 launch of Telstar 14R/Estrela do Sul 2, an SS/L-built satellite, the satellite’s north solar array failed to fully deploy. The north solar array anomaly has diminished the amount of power available for the satellite’s transponders and has reduced the life expectancy of the satellite. As a result, during the third quarter of 2011, Telesat carried out an impairment test for the satellite. Based on Telesat management’s best estimates and assumptions, there was no impairment in Telstar 14R/Estrela do Sul 2 and as a result no adjustment to the carrying value of the asset was required.
The equity losses in XTAR, L.L.C. (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.
We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. During November 2011, XTAR reduced its revenue forecast for 2011 and subsequent years. We have performed an impairment test for our investment in XTAR as of September 30, 2011, using the November 2011 forecast, and concluded that our investment in XTAR was not impaired. Any further declines in XTAR’s projected revenues may result in a future impairment charge.
Backlog
Backlog as of September 30, 2011 and December 31, 2010 was as follows (in millions):

	September 30,	December 31,
	2011	2010
Satellite Manufacturing	$1,487	$1,625
Satellite Services	5,304	5,477

Total backlog before eliminations	6,791	7,102
Satellite Manufacturing eliminations	—	(4)
Satellite Services eliminations	(5,304)	(5,477)

Total backlog	$1,487	$1,621

The decrease in Satellite Manufacturing backlog as of September 30, 2011 compared with December 31, 2010 was the result of revenues recognized, partially offset by four satellite awards for the nine months ended September 30, 2011. The decrease in Satellite Services backlog as of September 30, 2011 compared with December 31, 2010 was the result of revenues recognized during the nine months and exchange rate changes, partially offset by additional bookings.

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
The Parent Company has no debt. SS/L amended and restated its revolving credit facility on December 20, 2010, increasing the facility amount to $150 million, extending the maturity to January 24, 2014 and removing the Parent Company guarantee. At September 30, 2011, there were no outstanding borrowings and $5 million of letters of credit was outstanding. Telesat has third party debt with financial institutions, and XTAR has debt to its LLC member, Hisdesat, Loral’s joint venture partner in XTAR. The Parent Company has not provided a guarantee for the debt of Telesat or XTAR.
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
Cash and Available Credit
At September 30, 2011, the Company had $239 million of cash and cash equivalents, $17 million of restricted cash and no debt. The Company’s cash and cash equivalents increased $73 million from December 31, 2010 while restricted cash increased $11 million. SS/L entered into a satellite manufacturing contract during the first quarter of 2011 that requires certain payments to be placed into escrow until the satellite is delivered. We anticipate that the escrow amount of $12 million for this contract will grow by an additional $12 million in 2011 and $12 million in 2012 until the satellite is delivered in 2013, whereupon the funds with interest earned will be released to SS/L. The increase in cash during the first nine months of 2011 was mainly the result of net income adjusted for non cash items of $84 million and the sale of our investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $61 million. These cash inflows were mainly offset by capital expenditures of $28 million, tax payments of $23 million, and the restricted cash increase. During this period, SS/L did not borrow any funds under its revolving credit agreement.
As discussed above, SS/L’s revolving credit facility was amended and restated on December 20, 2010 to increase the facility from $100 million to $150 million, extend the maturity to January 24, 2014 and eliminate the Parent Company guarantee. A $50 million letter of credit sub-limit was maintained. As of September 30, 2011, SS/L had borrowing availability of approximately $145 million under the facility after giving effect to approximately $5 million of outstanding letters of credit. SS/L was in compliance with all the covenants of its revolving credit facility as of September 30, 2011 and December 31, 2010 and anticipates that over the next 12 months it will be in compliance with all covenants and have full availability of the facility. The amended and restated revolving credit facility allows for a spin-off of SS/L from Loral or an initial public offering of SS/L.
Cash Management
We have a cash management investment program that seeks a competitive return while maintaining a conservative risk profile. We currently invest our cash in several liquid Prime AAA money market funds. The dispersion across funds reduces the exposure of a default at one fund.

Orbital Receivables
As of September 30, 2011, SS/L had orbital receivables of approximately $340 million, net of fresh-start fair value adjustments of $17 million. Of the gross orbital receivables as of September 30, 2011, approximately $207 million are related to satellites launched and $150 million are related to satellites that are under construction. This represents an increase in gross orbital receivables of approximately $27 million from December 31, 2010.
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
Liquidity
The $73 million increase in cash and cash equivalents for the Company from December 31, 2010 to September 30, 2011 consisted of an $88 million increase for the Parent Company and a $15 million decrease for SS/L. The $11 million increase in restricted cash was the result of a $12 million increase at SS/L for a contract receipt as discussed above, offset by a $1 million reduction in restricted cash for the Parent Company.
During the first nine months of 2011, the Parent Company’s unrestricted cash position increased approximately $88 million to $115 million. In January 2011, as permitted by the SS/L revolving credit facility, the Parent Company received a $50 million dividend from SS/L and paid SS/L $1 million in settlement of net intercompany account balances. On March 1, 2011, Loral entered into agreements to sell its investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date. This transaction closed on April 11, 2011 with the Parent Company receiving the cash proceeds. In addition, in connection with this transaction, Telesat agreed that, if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive, for four years, one-half of any net revenue actually earned by Telesat on such supplemental capacity. The Parent Company also received approximately $16 million in cash from the 2010 settlement of directors’ and officers’ liability insurance claims and received two quarterly management fee payments from Telesat totaling $3 million. Offsetting these cash receipts, the Parent Company used $18 million to fund operating expenses and changes in working capital, paid $17 million to fund withholding taxes on employee cashless stock option exercises and made approximately $6 million in tax payments. At September 30, 2011, SS/L owed the Parent Company approximately $7 million, mainly for a pension payment made by the Parent Company in September that was not yet reimbursed by SS/L.
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
During the first nine months of 2011, SS/L generated cash of $35 million before payment of a $50 million dividend to the Parent Company. The primary source for this increase in cash was Adjusted EBITDA of $96 million which was partially offset by the $12 million reclassification of unrestricted cash into the restricted cash balance, $28 million of capital expenditures and a $15 million increase in inventories. In addition, SS/L used approximately $7 million to fund other changes in balance sheet accounts, net of the increase in SS/L’s payable to the Parent Company. SS/L’s unrestricted cash balance at September 30, 2011 was $124 million.
SS/L’s projected use of cash for the next 12 months includes capital expenditures and continued growth in its orbital receivables balance. With regard to capital expenditures, SS/L expects to spend approximately $200 million over the three-year period ending December 31, 2013 related to an infrastructure campaign that includes the building of a second thermal vacuum chamber, completing certain building and systems modifications and purchasing additional test and satellite handling equipment to meet its contractual obligations more efficiently. Upon completion of this infrastructure campaign, SS/L anticipates returning to a more customary level of annual capital expenditures of $30 million to $40 million. The orbital receivable asset will continue to grow in 2011 and 2012.

In addition, we anticipate that an additional $12 million of cash received in each of 2011 and 2012 will be added to the restricted escrow account as required by the contract that was signed in the first quarter of 2011 before it is released with interest at the time of delivery of the satellite in 2013. The uncertainty as to the timing and nature of new construction contract awards, milestone receipts and cash flow related to contract assets can change our cash requirements. SS/L believes that, absent unforeseen circumstances, with its cash on hand and cash flow from operations, it has sufficient liquidity to fulfill its obligations for the next 12 months. The borrowing capacity under the revolving credit facility also enhances SS/L’s liquidity position.
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
SS/L currently has two contracts-in-process with estimated delivery dates later than the contractually specified dates after which the customers may terminate the contracts for default. The customers are established operators which will utilize the satellites in the operation of their existing businesses. SS/L and the customers are continuing to perform their obligations under the contracts, and the customers continue to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customers will take delivery of these satellites and will not seek to terminate the contracts for default. If the customers should successfully terminate the contracts for default, the customers would be entitled to a full refund of their payments and liquidated damages, which through September 30, 2011 totaled approximately $317 million, plus re-procurement costs and interest. In the event of terminations for default, SS/L would own the satellites and would attempt to recoup any losses through resale to other customers.

Many of SS/L’s customer contracts include performance incentives, structured as warranty payback or orbital receivables. If a satellite sold under a contract with performance incentives experiences an anomaly that leads to a degradation in performance as defined in each particular contract, then in the case of warranty payback, SS/L would be obligated to return to the customer a portion of the performance incentive payments received and, in the case of orbital receivables, SS/L would no longer be entitled to a portion of the future orbital receivable payments owed. The amount SS/L would either need to return to the customer in case of warranty payback, or would no longer be entitled to receive from the customer in the case of orbital receivables, would depend on various factors including, among others, the specific contractual specifications, the satellite performance and life remaining. Our liquidity could be adversely affected by failure to achieve contractual performance incentives.
On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under chapter 11 of the Bankruptcy Code. As of September 30, 2011, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related ground system deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at September 30, 2011 is $15 million. The long term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million.
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
As of September 30, 2011, SS/L had receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $1 million. In addition, under its contract, ICO has future payment obligations to SS/L that total approximately $23 million, of which approximately $11 million (including $9 million of orbital incentives) is included in long-term receivables. After receiving Bankruptcy Court approval, ICO, which sought to reorganize under chapter 11 of the Bankruptcy Code in May 2009, assumed its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of certain payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of a chapter 11 plan of reorganization for ICO), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. In March 2011, the ICO Bankruptcy Court approved an investment agreement pursuant to which DISH Network Corporation (“DISH”) agreed to acquire ICO. In connection with this investment agreement, in April 2011, DISH purchased certain claims against ICO for cash, including SS/L claims aggregating approximately $7.0 million plus approximately $1.4 million of accrued interest. SS/L believes that, based upon completion of the tender offer and other payments by ICO to SS/L under the modified contract, it is not probable that SS/L will incur a material loss with respect to the receivables from ICO. Although in July 2011, the ICO Bankruptcy Court confirmed a plan of reorganization for ICO, closing of DISH’s acquisition of ICO and ICO’s emergence from chapter 11 is still subject to certain other conditions, including, FCC regulatory approval.

SS/L booked seven satellite awards in each of 2008 and 2009. SS/L booked six satellite awards in 2010 and four satellite awards during the first nine months of 2011, resulting in backlog of $1.5 billion at September 30, 2011. SS/L has high fixed costs relating primarily to labor and overhead. Based on SS/L’s current cost structure which has been sized to accommodate six to eight satellite contract awards per year, SS/L estimates that it covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of the satellite. If SS/L’s satellite awards fall below four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under SS/L’s revolving credit facility are sufficient to finance SS/L, even if SS/L receives fewer than four awards over the next 12 months. If SS/L were to experience a shortage of orders below four awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs. There can be no assurance that SS/L could obtain such financing on favorable terms, if at all.
Telesat
Cash and Available Credit
As of September 30, 2011, Telesat had CAD 198 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its Revolving Facility. Telesat believes that cash and short-term investments as of September 30, 2011, cash flow from operations, including amounts provided by operating activities, cash flow from customer prepayments, and drawings on the available lines of credit under the Senior Secured Credit Facility (as defined below) will be adequate to meet its expected cash requirement for the next 12 months for activities in the normal course of business, including interest and required principal payments on debt as well as planned capital expenditures.
Liquidity
A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months. Cash required for the construction of the Nimiq 6 and the Anik G1 satellites will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Senior Secured Credit Facility.
Debt
Telesat has entered into agreements with a syndicate of banks to provide Telesat with a series of term loan facilities denominated in Canadian dollars and U.S. dollars, and a revolving facility (collectively, the “Senior Secured Credit Facilities”) as outlined below. In addition, Telesat has issued two tranches of notes.

			September 30,	December 31,
	Maturity	Currency	2011	2010
			(In CAD millions)
Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent	—	—
Canadian term loan facility	October 31, 2012	CAD	120	170
U.S. term loan facility	October 31, 2014	USD	1,774	1,699
U.S. term loan II facility	October 31, 2014	USD	152	146
Senior notes	November 1, 2015	USD	728	691
Senior subordinated notes	November 1, 2017	USD	228	217

		CAD	3,002	2,923

Less: deferred financing costs and repayment options			(46)	(54)

			2,956	2,869
Current portion		CAD	(87)	(97)

Long term portion		CAD	2,869	2,772

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

The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Borrowings under the Senior Secured Credit Facilities bear interest at a base interest rate plus margins of 275 — 300 basis points. The required repayments on the Canadian term loan facility will be CAD 40 million for the remainder of 2011. For the U.S. term loan facilities, required repayments in 2011 are 1/4 of 1% of the initial aggregate principal amount which is approximately $5 million per quarter. Telesat is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates.
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
Interest Expense
An estimate of the interest expense on the facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Senior Secured Credit Facilities. Telesat’s estimated interest expense for the remainder 2011 is approximately CAD 60 million.
Derivatives
Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.
Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At September 30, 2011, Telesat had one outstanding foreign exchange contract which requires the Company to pay CAD 30.4 million to receive $30 million for future capital expenditures and interest payments. At September 30, 2011, the fair value of this derivative contract was an asset of CAD 1.1 million, and at December 31, 2010, the fair value of this derivative contract was a CAD 2.6 million liability.
Telesat has also entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At September 30, 2011, the Company had a cross currency basis swap of CAD 1,178.3 million which requires the Company to pay Canadian dollars to receive $1,014.5 million. At September 30, 2011, the fair value of this derivative contract was a liability of CAD 133.9 million. This non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014. At December 31, 2010, the fair value of this derivative contract was a liability of CAD 192.5 million.
Interest
Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At September 30, 2011, the fair value of these derivative contract liabilities was CAD 60.8 million, and at December 31, 2010 there was a liability of CAD 49.4 million. These contracts are due between October 31, 2011 and October 31, 2014.

Capital Expenditures
Telesat has entered into contracts with SS/L for the construction of Anik G1 and Nimiq 6, a direct broadcast satellite to be used by Telesat’s customer, Bell TV. Construction expenditures will be funded from some or all of the following: cash and short-term investments, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under Telesat’s credit facility.
Contractual Obligations
There have not been any significant changes to the contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC. As of September 30, 2011, we have recorded liabilities for uncertain tax positions in the amount of $137 million. We do not expect to make any significant payments regarding such liabilities during the next 12 months.
Statement of Cash Flows
Net Cash Provided by Operating Activities
Net cash provided by operations was $67 million for the nine months ended September 30, 2011.
The major driver of cash provided by operations was net income adjusted for non-cash items, which provided $84 million of cash for the nine months ended September 30, 2011. In addition, changes in program related assets (contracts-in-process and customer advances) and long-term liabilities provided cash of $7 million and $9 million, respectively. Contracts-in-process consumed $65 million of cash due to advance spending on programs that customers are obligated to reimburse us in future. Customer advances provided $72 million of cash due to the timing of awards and progress of new satellite programs.
Significant cash uses for the nine months ended September 30, 2011 included an increase in inventories of $15 million and a decrease in pension and other postretirement liabilities of $16 million.
Net cash provided by operations was $38 million for the nine months ended September 30, 2010.
The major driver of this change was net cash used in program related assets (contracts-in-process and customer advances) of $50 million. Contracts-in-process consumed $66 million of cash due to advance spending on programs that customers were obligated to reimburse us for in the future. Customer advances provided $16 million of cash due to the timing of awards and progress on new satellite programs.
Net income adjusted for non-cash items provided $76 million of cash for the nine months ended September 30, 2010.
Other factors affecting cash from operating activities: Changes in inventories, accounts payable, accrued expenses and other current liabilities increased cash by $20 million for the nine months ended September 30, 2010.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2011 was $22 million relating to sale of our interest in the ViaSat-1 satellite and related net assets for $61 million, partially offset by capital expenditures of $28 million and an $11 million increase in restricted cash.
Net cash used in investing activities for the nine months ended September 30, 2010 was $41 million relating to capital expenditures.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2011 was $15 million mainly relating to funding by the Company of withholding taxes on employee cashless stock option exercises.

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
As of September 30, 2011, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the September 30, 2011 exchange rates) that were unhedged:

	Foreign
	Currency	U.S. $
	(In millions)
Future revenues — Japanese yen	¥63.8	$0.8
Future expenditures — Japanese yen	¥2,924.1	$38.1
Future revenues — euros	€12.8	$17.3
Future expenditures — euros	€8.7	$11.7
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

The maturity of foreign currency exchange contracts held as of September 30, 2011 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	To Sell
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
	(In millions)
2011	€46.6	$62.5	$62.9
2012	27.0	32.6	36.4
2013	27.0	32.9	36.2

	€100.6	$128.0	$135.5

To Buy
		At	At
	Euro	Contract	Market
Maturity	Amount	Rate	Rate
(In millions)
2011	€4.2	$5.7	$5.7
As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.
Telesat
Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 46% of Telesat’s revenues for the nine months ended September 30, 2011, a certain of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the US dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2011 would have increased or decreased Telesat’s net income for the nine months ended September 30, 2011 by approximately $154 million.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.
Interest
Loral
The Company had no borrowings outstanding under the SS/L Credit Agreement at September 30, 2011. Borrowings under this facility are limited to Eurodollar Loans for periods ending in one, two, three or nine months or daily loans for which the interest rate is adjusted daily based upon changes in the Prime Rate, Federal Funds Rate or one month Eurodollar Rate. Because of the nature of the borrowing under a revolving credit facility, the borrowing rate adjusts to changes in interest rates over time. For a $150 million credit facility, if it were fully borrowed, a one percent change in interest rates would affect the Company’s interest expense by $1.5 million for the year. The Company had no other long-term debt or other exposure to changes in interest rates with respect thereto.
Telesat
Telesat is exposed to interest rate risk on its cash and cash equivalents and the portion of its long term debt which is variable rate financing and unhedged. Changes in the interest rates could impact the amount of interest Telesat is required to pay.
Other
As of September 30, 2011, the Company held 984,173 shares of Globalstar Inc. common stock and $1.1 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the first quarter of 2011 year, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Item 4.	Disclosure Controls and Procedures
(a) Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.
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

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit 10.1 —	First Amendment of Employment Agreement dated as of July 19, 2011 by & between Loral Space & Communications Inc. and Michael Targoff (1)

Exhibit 10.2 —	Loral Space & Communications Severance Policy for corporate officers (Amended and Restated as of August 4, 2011) (2)

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 20, 2011.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant Loral Space & Communications Inc.
/s/ Harvey B. Rein
Harvey B. Rein
Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer
Date: November 9, 2011

EXHIBIT INDEX

Exhibit 10.1 —	First Amendment of Employment Agreement dated as of July 19, 2011 by & between Loral Space & Communications Inc. and Michael Targoff (1)

Exhibit 10.2 —	Loral Space & Communications Severance Policy for corporate officers (Amended and Restated as of August 4, 2011) (2)

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 20, 2011.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011.