Form 10-K
period 2011-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2012-02-29
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☑

At February 17, 2012, 21,092,278 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

As of June 30, 2011, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $866,457,211

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which incorporated
Loral Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2012	Part II, Item 5(d) Part III, Items 11 through 14

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

PART I

Item 1. Business

THE COMPANY

Overview

Loral Space & Communications Inc., together with its subsidiaries (“Loral,” the “Company,” “we,” “our” and “us”), is a leading satellite communications company engaged in satellite manufacturing with ownership interests in satellite-based communications services. The term “Parent Company” is a reference to Loral Space & Communications Inc., excluding its subsidiaries.

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

As of December 31, 2011, SS/L had $1.4 billion in backlog for 22 satellites for customers including, among others, Intelsat Global S.A., SES S.A., Telesat Holdings Inc., Hispasat, S.A., EchoStar Corporation, Sirius-XM Satellite Radio, TerreStar Networks, Inc., Asia Satellite Telecommunications Co. Ltd., Hughes Network Systems, LLC, Eutelsat/ictQatar, DIRECTV, SingTel Optus, Satélites Mexicanos, S.A. de C.V., Asia Broadcast Satellite and Telenor Satellite Broadcasting. From January 1, 2012 to February 15, 2012, SS/L was awarded contracts for three satellites, including two satellites for NBN Co. Limited.

Since SS/L’s inception, it has delivered more than 240 satellites, which have achieved more than 1,850 years of cumulative on-orbit service. SS/L’s satellite platform accommodates some of the world’s highest-power payloads for television, radio and multimedia broadcast. SS/L is the only manufacturer to have produced to date high-power commercial satellites greater than 18-kW at end-of-life, or EOL. In addition, SS/L is the first manufacturer to utilize a commercial ground-based beam forming, or GBBF, system, which allows ground system upgrades to adjust for changes in service usage.

Satellite demand is driven by fleet replacement cycles, increased video, internet and data bandwidth demand and new satellite applications. SS/L expects its future success to be derived from maintaining and expanding its share of satellite construction contract awards based on engineering, technical and manufacturing leadership; its value proposition and record of reliability; the increased demand for new applications requiring high power and capacity satellites such as HDTV, 3-D TV and broadband; and SS/L’s expansion of governmental contracts based on its record of reliability and experience with fixed-price contract manufacturing. We also expect SS/L to benefit from the increased revenues from larger and more complex satellites.

SS/L products span the entire commercial market segment and SS/L’s customers include satellite service operators across all satellite-based applications. SS/L’s highly flexible satellite platform accommodates a broad range of applications such as regional and spot-beam technology and hybrid systems that maximize the value of orbital slot locations. As a result, SS/L is well-positioned for the next stage of growth, including (i) additional satellites for existing customers, (ii) satellites for new customers, both established and those developing new services and (iii) government satellites, both U.S. government, or USG, and non-USG, as well as government-hosted payloads and space subsystems.

Market and Competition

SS/L participates in the highly competitive commercial satellite manufacturing industry principally on the basis of its technical capabilities and engineering expertise, perceived product reliability, customer relationships, cost and the ability to meet delivery schedules. Its primary competitors for satellite manufacturing contracts are Boeing and Lockheed Martin in the U.S., Thales Alenia Space and EADS Astrium in Europe and Mitsubishi Electric Corporation in Japan. SS/L also sometimes competes with Orbital Sciences, another U.S. manufacturer, which provides satellites that are generally at the lower end of the power range SS/L offers. SS/L may also face competition in the future from emerging low-cost competitors in India, Russia and China. The number of satellite manufacturing contracts awarded varies annually and is difficult to predict. For example, based on readily available industry information, we believe that, while only two contracts for mid- and high-power (8 kW or higher) commercial satellites were awarded worldwide in 2002, there were 18 and 17 contracts awarded in 2011 and 2010, respectively. The current economic environment may adversely affect the satellite market in the near-term. While we expect the replacement market to be reliable over the next year, given the current credit markets, potential customers that are highly leveraged or in the development stage may not be able to obtain the financing necessary to purchase satellites.

Satellite Manufacturing Performance(1)

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
	(In millions)
Total segment revenues	$1,108	$1,165	$1,008
Eliminations	(1)	(6)	(15)

Revenues from satellite manufacturing as reported	$1,107	$1,159	$993

Segment Adjusted EBITDA before eliminations	$138	$143	$91

(1)

See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 16 to the Loral consolidated financial statements for the definition of Adjusted EBITDA).

Total SS/L assets, located primarily in California, were $929 million, $921 million and $864 million as of December 31, 2011, 2010 and 2009, respectively. The increase between 2009 and 2010 was primarily due to growth in gross orbital receivables of $71 million. Backlog at December 31, 2011 was $1.4 billion. This included $69 million of backlog for the construction of Nimiq 6 and Anik G1 for Telesat. Backlog at December 31, 2010 was $1.6 billion. This included $219 million of backlog for the construction of Telstar 14R and Nimiq 6 for Telesat and the intercompany portion of ViaSat-1. It is expected that approximately 62% of the backlog as of December 31, 2011, will be recognized as revenues during 2012. During 2011, revenues from Telesat Holdings Inc., Intelsat Global S.A. and Hispasat, S.A. were each individually greater than 10% of our total revenues.

Satellite Services

As of December 31, 2011, Telesat had 12 in-orbit satellites and two satellites under construction, one of which is 100% leased to a customer for at least the design life of the satellite. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite which was launched in October 2011. Telesat provides video distribution and DTH video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.

Telesat Services

Telesat earns the majority of its revenues by providing satellite-based services to customers, who use these services for their own communications requirements or to provide services to customers further down the distribution chain for video and data services. Telesat also earns revenue by providing ground-based transmit and receive services, selling equipment, installing, managing and maintaining satellite networks, and providing consulting services in the field of satellite communications. Telesat categorizes its revenues into: Broadcast, Enterprise Services and Consulting & Other.

Broadcast

Telesat’s broadcast services business provided approximately 54% of its revenue for the year ended December 31, 2011. These services included:

DTH. Both Canadian DTH service providers (Bell TV and Shaw Direct) use Telesat’s satellites as a distribution platform for their services, delivering television programming, audio and information channels directly to customers’ homes. In addition, Telesat’s Anik F3 and Nimiq 5 satellites are used by EchoStar (Dish Network) for DTH services in the United States.

Video Distribution and Contribution. Major broadcasters, cable networks and DTH service providers use Telesat satellites for the full-time transmission of television programming. Additionally, Telesat provides certain broadcasters and DTH service providers bundled value-added services that include satellite capacity, digital encoding of video channels and uplinking and downlinking services to and from Telesat satellites and teleport facilities. Telstar 18 delivers video distribution and contribution in Asia and offers connectivity to the U.S. mainland via Hawaiian teleport facilities. Telstar 12 is also used to transmit television services. In both Brazil and Chile, Telesat provides video distribution services on Telstar 14R/Estrela do Sul 2.

Occasional Use Services. Occasional use services consist of satellite transmission services for the timely broadcast of video news, sports and live event coverage on a short-term basis enabling broadcasters to conduct on-the-scene transmissions using small, portable antennas.

Enterprise Services

Telesat’s enterprise services provided approximately 42% of its revenue for the year ended December 31, 2011. These services include:

Data networks in North America and the related ground segment and maintenance services supporting these networks. Telesat operates very small aperture terminal, or VSAT, networks in North America, managing thousands of VSAT terminals at customer sites. For some of these customers Telesat offers end-to-end services including installation and maintenance of the end user terminal, maintenance of the VSAT hub, and provision of satellite capacity. For other customers, Telesat may provide a subset of these services. Examples of North American data network services include point of sale services for customers in Canada and communications services to remote locations for the oil and gas industry.

International Enterprise Networks. Telesat’s global IP-based network service infrastructure allows it to provide worldwide IP-based terrestrial extension services that permit enterprises to reach all of their locations worldwide — many of which cannot be connected via terrestrial means. In addition, these managed service solutions enable multi-cast and broadcast functionality, as with traditional video broadcast distribution, which take full advantage of satellite’s one-to-many attributes. These services are delivered to enterprises whose headquarters are typically in the United States or Europe both through terrestrial partners and directly.

Ka-band Internet Services. Telesat provides Ka-band satellite capacity to Xplornet Communications Inc. and other resellers in Canada who use it to provide two-way broadband Internet services in Canada. Telesat also provides Ka-band satellite capacity to WildBlue, which uses it to provide similar services in the United States.

Telecommunication Carrier Services. Telesat provides satellite capacity and end-to-end services for data and voice transmission to telecommunications carriers located throughout the world. These services include (i) connectivity and voice circuits to remote locations in Canada for customers such as Bell Canada and NorthwesTel and (ii) space segment capacity and terrestrial facilities for GSM backhaul in developing countries that lack terrestrial infrastructure and for maritime and aeronautical sectors where the need to stay connected cannot be met by terrestrial networks.

Government Services. The U.S. government is the largest single consumer of fixed satellite services in the world and a significant user of Telesat’s international satellites. Over the course of several years, Telesat has implemented a successful strategy to sell through government service integrators, rather than directly to U.S. government agencies. Telesat is also a significant provider of satellite services to the Canadian Government.

Consulting & Other

Telesat’s consulting & other category provided approximately 4% of its revenues for the year ended December 31, 2011. Telesat’s consulting operations allow it to realize operating efficiencies by leveraging Telesat’s existing employees and the facility base dedicated to its core satellite communication business. With over 40 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide, having provided services to businesses and governments in over 40 countries across six continents. In 2011, the international consulting business provided satellite-related services in approximately 21 countries.

Competitive Strengths

Telesat’s business is characterized by the following key competitive strengths:

Leading Global FSS Operator

Telesat is the fourth largest FSS operator in the world and the largest in Canada, with a strong and growing business. It has a leading position as a provider of satellite services in the North American video distribution market. Telesat provides services to both of the major DTH providers in Canada, Bell TV and Shaw Direct, which together have approximately 2.9 million subscribers, as well as to EchoStar (Dish Network) in the United States, which has approximately 14 million subscribers. Its international satellites are well positioned in emerging, high growth markets and serve high value customers in those markets. Telstar 11N provides service to American, European and African regions and aeronautical and maritime markets of the Atlantic Ocean Region. Telstar 12 provides intercontinental connectivity from the Americas to the Middle East. Telstar 14R/Estrela do Sul 2 offers high powered coverage of the Americas, the Gulf of Mexico, the Caribbean and the North Atlantic Ocean Region (“NAOR”). Telstar 18 delivers video distribution and contribution throughout Asia and offers connectivity to the US mainland via Hawaiian teleport facilities. Telesat’s current enterprise services customers include leading telecommunications service providers as well as a range of network service providers and integrators, which provide services to enterprises, governments and international agencies and multiple ISPs.

Blue Chip Customer Base

Telesat offers its broad suite of satellite services to more than 400 customers worldwide, which include some of the world’s leading television broadcasters, cable programmers, DTH service providers, ISPs, telecommunications carriers, corporations and government agencies. Over 40 years of operation, Telesat has established long-term, collaborative relationships with its customers and has developed a reputation for creating innovative solutions and providing services essential for its customers to reach their end users. Telesat’s customers represent some of the strongest and most financially stable companies in their respective industries. These customers frequently commit to long-term contracts for Telesat’s services, which enhances the predictability of its future revenues and cash flows and supports its future growth.

Large Contracted Backlog and Young Satellite Fleet Underpin Anticipated Growth and High Revenue Visibility

Historically, Telesat has been able to generate strong cash flows from its operating activities due to the high operating margins in the satellite industry and its disciplined control of expenses. The stability of Telesat’s cash flows is underpinned by its large revenue backlog. Telesat has been able to generate significant backlog by entering into long-term contracts with its customers, in some cases for all or substantially all of a satellite’s orbital maneuver life.

This revenue backlog supports Telesat’s anticipated growth. A significant proportion of Telesat’s expected revenue growth is based on currently contracted business with its DTH provider customers for satellites in orbit and satellites that will be launched in the coming years. In addition to this backlog, Telesat has historically experienced a high proportion of contract renewals with existing customers. Together, these two factors have produced ongoing, stable cash flows.

The high quality and young age of Telesat’s satellite fleet also positively impact Telesat’s cash flows as it manages capital expenditures. Two additional satellites, Nimiq 6 and Anik G1, are presently under construction.

Portfolio of Orbital Real Estate

Telesat’s satellites occupy attractive orbital locations that provide it with a leading position in many of the markets in which it operates due to the scarcity of available satellite spectrum and the strong neighborhoods Telesat has developed at these locations. Telesat is licensed by Industry Canada to occupy a number of key orbital positions that are well-suited to serve the Americas and maintain its leading position in North America. Telesat’s international satellites also occupy highly desirable orbital locations that enable broad pan-regional service with interconnectivity between regions, making them attractive for both intra- and inter-regional services. Telesat has rights to additional spectrum, including Ka-band and reverse DBS band at certain existing orbital locations, including existing DBS locations.

Global Operations Provides Revenue Diversification and Economies of Scale

The combination of Telesat’s North American broadcast and enterprise services businesses and the company’s international business offers diversity in terms of both the customers and regions served as well as the services provided. Telesat continues to benefit from growth in both the broadcast and enterprise services markets, including government services, due to its strong presence in each. Telesat’s global satellite footprint allows it to meet the global requirements of broadcasters, carriers and government users around the world.

Moreover, as the operator of a fleet of 12 satellites plus multiple other satellites for third parties, Telesat has attained scale that allows it to effectively leverage its relatively fixed cost base to achieve substantial operating margins.

Telesat’s North American Broadcast and Enterprise Services customer service contracts are typically multi-year in duration and, in the past, Telesat has successfully contracted all or a significant portion of a satellite’s capacity prior to commencing construction.

Market and Competition

Telesat is one of three global FSS operators. Telesat competes against other global, regional and national FSS operators and, for certain services and in certain regions, with providers of terrestrial-based communications services.

Fixed Satellite Operators

The other two global FSS operators are Intelsat Global S.A. (“Intelsat”) and SES S.A. (“SES”). Telesat also competes with a number of nationally or regionally focused FSS operators around the world, including Eutelsat S.A. (“Eutelsat”), the third largest FSS operator in the world.

Intelsat, SES and Eutelsat are each substantially larger than Telesat in terms of both the number of satellites they have in-orbit as well as their revenues. Telesat believes that Intelsat and its subsidiaries together have a global fleet of over 50 satellites, that SES and its subsidiaries have a fleet of approximately 50 satellites, and that Eutelsat and its subsidiaries have a fleet of over 20 satellites and additional capacity on another four satellites. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, and may (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure. In addition, their larger sizes may enable them to devote more resources, both human and financial, to sales, operations, product development and strategic alliances and acquisitions.

Regional and domestic providers: Telesat also competes against regional FSS operators, including:

•	in North America: Ciel, ViaSat/WildBlue, HNS/EchoStar, Satmex and Hispamar;

•	in Europe, Middle East, Africa: Eutelsat, Arabsat, Nilesat, HellasSat, RSCC, Yahsat, Turksat and Spacecom;

•	in Asia: AsiaSat, Measat, Thaicom, APT, PT Telkom, Optus and Asia Broadcast Satellite; and

•	in Latin America: Satmex, Star One, Arsat, HispaSat and Hispamar.

A number of other countries have domestic satellite systems against which Telesat competes in those markets.

The Canadian government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization commitments to liberalize trade in basic telecommunications services. As of January 2012, approximately 75 non-Canadian FSS satellites are listed as having been approved by Industry Canada for use in Canada. Three of these are Telesat satellites licensed by other administrations. The growth in satellite service providers using or planning to use Ka-band, including Avanti Communications, O3b, ViaSat/WildBlue, Eutelsat, HNS/EchoStar, Inmarsat, Yahsat and others, will result in increased competition.

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

Ka-band Satellites

Today’s high-throughput Ka-band satellites have the potential to provide competitive alternatives to certain satellite services.

Satellite Fleet & Ground Resources

As of December 31, 2011, Telesat had 12 in-orbit satellites and two satellites under construction, one of which is 100% leased to a customer for at least the design life of the satellite. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite which was launched in October 2011.

Telesat also has ground facilities located around the world, providing both control services to its satellite fleet, as well as to the satellites of other operators as part of its consulting services offerings. Telesat’s primary satellite control center (“SCC”) is located at its headquarters in Ottawa, Ontario, with a second SCC located in Allan Park, Ontario. A third SCC, in Rio de Janeiro, Brazil is used to operate Telstar 14R/Estrela do Sul 2. In addition, Telesat leases other technical facilities that provide customers with a host of teleport and hub services.

Telesat’s North American focused fleet is comprised of three FSS satellites (Anik F1R, Anik F2 and Anik F3), plus the Canadian beams on ViaSat-1 and four direct broadcast services (“DBS”) satellites (Nimiq 1, Nimiq 2, Nimiq 4 and Nimiq 5). Telesat’s international fleet is comprised of five FSS satellites (Anik F1, Telstar 11N, Telstar 12, Telstar 14R/Estrela do Sul 2 and Telstar 18).

The table below summarizes selected data relating to Telesat’s owned in-orbit satellites as of December 31, 2011:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Orbital Location Regions	Launch	Manufacturer’s End-of-Service	Expected End-of- Orbital	Transponders
	Covered	Date	Life	Maneuver Life (1)	C-band(2)	Ku-band(2)	Ka-band	L-band(3)	Model
Nimiq 1	91.1°WL Canada, Continental United States	May 1999	2011	2024	No	Yes	No	No	A2100 AX (Lockheed Martin)
Nimiq 2	91.1°WL Canada, Continental United States	December 2002	2015	2021	No	Yes	Yes	No	A2100 AX (Lockheed Martin)
Nimiq 4	82° WL Canada	September 2008	2023	2027	No	Yes	Yes	No	E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada, Continental United States	September 2009	2024	2035	No	Yes	No	No	SS/L 1300
Anik F1	107.3°WL South America	November 2000	2016	2022	Yes	Yes	No	No	BSS702 (Boeing)
Anik F2	111.1° WL Canada, Continental United States	July 2004	2019	2027	Yes	Yes	Yes	No	BSS702 (Boeing)
Anik F1R(3)	107.3° WL North America	September 2005	2020	2023	Yes	Yes	No	Yes	E3000 (EADS Astrium)
Anik F3	118.7°WL Canada, Continental United States	April 2007	2022	2026	Yes	Yes	Yes	No	E3000 (EADS Astrium)
Telstar 11N	37.55° WL North and Central America, Europe, Africa and the maritime Atlantic Ocean region	February 2009	2024	2026	No	Yes	No	No	SS/L 1300
Telstar 12(4)	15°WL Eastern United States, SE Canada, Europe, Russia, Middle East, South Africa, portions of South and Central America	October 1999	2012	2016	No	Yes	No	No	SS/L 1300
Telstar 14R/Estrela do Sul 2(5)	63°WL Brazil And portions of Latin America, North America, Atlantic Ocean	May 2011	2026	2024	No	Yes	No	No	SS/L 1300
Telstar 18(6)(7)	138° EL India, South East Asia, China, Australia And Hawaii	June 2004	2017	2018	Yes	Yes	No	No	SS/L 1300

(1)

Telesat’s current estimate of when each satellite will be decommissioned, taking account of anomalies and malfunctions the satellites have experienced to date and other factors such as remaining fuel levels, consumption rates and other available engineering data. These estimates are subject to change and it is possible that the actual orbital maneuver life of any of these satellites will be shorter than Telesat currently anticipates. Further, it is anticipated that the payload capacity of each satellite may be reduced prior to the estimated end of commercial service life. For example, Telesat currently anticipates that it will need to commence the turndown of transponders on Anik F1 prior to the end of commercial service life, as a result of further degradation in available power.

(2)	Includes the DBS Ku-Band, extended C-band and extended Ku-band in certain cases.

(3)	Telesat does not provide service in the L-band. The L-band payload is licensed to Telesat’s customer by the FCC.

(4)	Four of Telstar 12’s transponders are leased to Eutelsat to settle coordination issues, and Telesat leases back three of these transponders.

(5)	Telstar 14R/Estrela do Sul 2 experienced a solar array anomaly upon deployment.

(6)	Includes 16.6 MHz of C-band capacity provided to the Government of Tonga in lieu of a cash payment for the use of the orbital location.

(7)

The satellite carries additional transponders (the “APT transponders”), as to which APT has a prepaid lease through the end of life of the satellite in consideration for APT’s funding a portion of the satellite’s cost. This transaction was accounted for as a sales-type lease, because substantially all of the benefits and risks incident to the ownership of the leased transponders were transferred to APT. Telesat has agreed with APT among other things that if Telesat is able to obtain the necessary approvals and licenses from the U.S. government under U.S. export laws, it would transfer title to the APT transponders on Telstar 18 to APT, as well as a corresponding interest in the elements on the satellite that are common to or shared by the APT transponders and the Telesat transponders. As required under its agreement with APT, Telesat acquired two transponders from APT for an additional payment in August 2009.

In addition, Telesat has the rights to the following satellite capacity to end of service life of these satellites:

•	Satmex 5: Three 36MHz Ku-band transponders;

•	Satmex 6: Two 36MHz C-band transponders; Two-36MHz Ku-band transponders; and

•	ABS-3 (Formerly Agila 2): Two 36MHz C-band transponders and five and one half 36 MHz Ku-band transponders; and

•	ViaSat-1: Ka-band Canadian payload consisting of nine user beams of 500/1000 MHz bandwidth

As of December 31, 2011, Telesat had entered into contractual arrangements with SS/L for the construction of:

•

Nimiq 6: which Telesat anticipates will be launched in the first half of 2012. Nimiq 6 will have 32 high powered Ku-band transponders, and Bell TV has contracted for the use of this new satellite for its lifetime to serve Bell TV subscribers across Canada. This satellite will be located at the 91.1º WL orbital location and provide coverage of Canada; and

•

Anik G1: which Telesat anticipates will be launched in the second half of 2012. Anik G1’s 16 extended Ku-band transponders have been contracted to Shaw Direct to support Shaw’s DTH services in Canada, and its three X-band transponders have been contracted to Paradigm Services, in both cases for the life of the satellite. Anik G1 will be co-located with Telesat’s Anik F1 satellite at the 107.3º WL orbital location, doubling both the Ku-band and C-band transponders serving South America from this location.

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

On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdco, a then newly-formed joint venture, completed the acquisition of Telesat from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet to Telesat. We refer to this acquisition and transfer of assets and liabilities of Loral Skynet as the Telesat transaction. Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco (see Note 7 to the Loral consolidated financial statements). We use the equity method of accounting for our investment in Telesat Holdco.

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
	(In millions)
Revenue:
Total segment revenues	$817	$797	$692
Affiliate eliminations(2)	(817)	(797)	(692)

Revenues from satellite services as reported	$—	$—	$—

Adjusted EBITDA:
Total segment Adjusted EBITDA	$629	$607	$488
Affiliate eliminations(2)	(629)	(607)	(488)

Adjusted EBITDA from satellite services after eliminations	$—	$—	$—

(1)

See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 16 to the consolidated financial statements for the definition of Adjusted EBITDA).

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat.

Total Telesat assets were $5.3 billion, $5.3 billion and $5.0 billion as of December 31, 2011, 2010 and 2009, respectively. Backlog was approximately $5.3 billion and $5.5 billion as of December 31, 2011 and 2010, respectively. The decrease in backlog is due to revenues recognized and exchange rate changes, partially offset by new orders. It is expected that approximately 11% of the backlog at December 31, 2011 will be recognized as revenue in 2012.

We use the equity method of accounting for our investment in Telesat Holdco, and its results are not consolidated in our financial statements. Our share of the operating results from our investment in this company is included in equity in net income of affiliates in our consolidated statements of operations and our investment is included in investments in affiliates in our consolidated balance sheet.

Other

We also own 56% of XTAR, LLC (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”). XTAR owns and operates an X-band satellite, XTAR-EUR located at 29o E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases 7.2 72 MHz X-band transponders on the Spainsat satellite located at 30o W.L. owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide X-band services to the U.S. Department of Defense, U.S. Department of State, various agencies of the Spanish Government, the Belgium Ministry of Defense, the Norwegian Ministry of Defense and the Danish armed forces. For more information on XTAR see Note 7 to the Loral consolidated financial statements.

REGULATION

Satellite Manufacturing

Export Regulation and Economic Sanctions Compliance

Commercial communication satellites and certain related items, technical data and services, are subject to United States export controls. These laws and regulations affect the export of products and services to foreign launch providers, subcontractors, insurers, customers, potential customers and business partners, as well as to foreign Loral employees, foreign regulatory bodies, foreign national telecommunications authorities and foreign persons generally. Commercial communications satellites and certain related items, technical data and services are on the United States Munitions List and are subject to the Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”). Export jurisdiction over these products and services resides in the U.S. Department of State. Other Loral exports are subject to the jurisdiction of the U.S. Department of Commerce, pursuant to the Export Administration Act and the Export Administration Regulations.

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

Satellite Services

As an operator of a global satellite system, Telesat is subject to regulation by government authorities in Canada, the United States and other countries in which it operates and is subject to the frequency and orbital location coordination process of the International Telecommunication Union (“ITU”). Telesat’s ability to provide satellite services in a particular country or region is subject also to the technical constraints of its satellites, international coordination, local regulation including as it applies to securing landing rights and licensing requirements.

Canadian Regulatory Environment

Telesat was established by the government of Canada in 1969 under the Telesat Act. As part of the Canadian government’s divestiture of its shares in Telesat, pursuant to the Telesat Reorganization and Divestiture Act (1991), or the Telesat Divestiture Act, Telesat was continued on March 27, 1992 as a business corporation under the Canada Business Corporations Act, the Telesat Act was repealed and the Canadian government sold its shares in Telesat Canada. The Telesat Divestiture Act provides that no legislation relating to the solvency or winding-up of a corporation applies to Telesat Canada and that its affairs cannot be wound up unless authorized by an Act of Parliament. In addition, Telesat and its shareholders and directors cannot apply for Telesat’s continuation in another jurisdiction or dissolution unless authorized by an Act of Parliament.

Telesat is a Canadian carrier under the Telecommunications Act (Canada), or the Telecommunications Act. The Telecommunications Act authorizes the Canadian Radio-Television and Telecommunications Commission (“CRTC”) to regulate various aspects of the provision of telecommunications services by Telesat and other telecommunications service providers. Under the current regulatory regime, Telesat has pricing flexibility subject to a price ceiling on certain full period FSS services offered in Canada under minimum five-year arrangements, and otherwise Telesat is not required to file tariffs for approvals. Telesat’s DBS services offered within Canada are also subject to CRTC regulation, but have been treated as distinct from its fixed satellite services and facilities. Telesat requires CRTC approval of customer agreements relating to the sale of all DBS capacity in Canada, including the rates, terms and conditions of service set out therein. Section 28(2) of the Telecommunications Act provides that the CRTC may allocate satellite capacity to particular broadcasting undertakings if it is satisfied that the allocation will further the implementation of the broadcasting policy for Canada. The exercise by the CRTC of its rights under section 28(2) of the Telecommunications Act could affect Telesat’s relationship with existing customers, which could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Telesat’s operations are also subject to regulation and licensing by Industry Canada pursuant to the Radiocommunication Act (Canada). Industry Canada has the authority to issue licenses, establish standards, assign Canadian orbital locations and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for Industry Canada has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses and to suspend or even revoke licenses. Telesat’s licenses to operate the Anik and Nimiq satellites require it to comply with research and development and other industrial and public benefit commitments, to pay annual radio authorization fees and to provide all-Canada satellite coverage.

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

The Canadian government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization (“WTO”) commitments to liberalize trade in basic telecommunications services, with the exception of DTH television services provided through FSS or DBS facilities. Satellite digital audio radio service markets were also closed to foreign entry until 2005. In September 2005, the Canadian government revised its satellite-use policy to permit the use of foreign-licensed satellites for digital audio radio services in Canada. Further liberalization of the policy may occur and could result in increased competition in Canadian satellite markets.

Since November 2000, pursuant to the CRTC’s Decision CRTC 2000-745, virtually all telecommunications service providers are required to pay contribution charges based on their Canadian telecommunications service revenues, minus certain deductions (e.g., retail Internet and paging revenues, terminal equipment sales and inter-carrier payments). The contribution rate varies from year to year. It was initially set at 4.5% of eligible revenues but was significantly reduced in subsequent years. The rate for 2011 was 0.66%.

United States Regulatory Environment

The Federal Communications Commission (“FCC”) regulates the provision of satellite services to, from, or within the United States.

Telesat has chosen to operate its U.S.-authorized satellites on a non-common carrier basis. Consequently, it is not subject to rate regulation or other common carrier regulations enacted under the Communications Act of 1934. Telesat pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the FCC for interstate/international telecommunications, and contribution charges to the FCC’s Universal Service Fund (“USF”) based on eligible United States telecom revenues are paid on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is currently set at 17.9% for the first quarter of 2012. At the present time, the FCC does not assess USF contributions with respect to bare transponder capacity (i.e. agreements for space segment only). Telesat’s United States telecom revenues that are USF eligible are currently de minimis and USF payments are not required.

The FCC currently grants satellite authorizations on a first-come, first-served basis to applicants who demonstrate that they are legally, technically and financially qualified, and that the public interest will be served by the grant. Under licensing rules, a bond must be posted for up to $3 million when an FSS satellite authorization is granted. Some or the entire amount of the bond may be forfeited if there is a failure to meet any of the milestones for satellite contracting, design, construction, launch and commencement of operations. According to current licensing rules, the FCC will issue new satellite licenses for an initial 15-year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized satellite using the same frequencies. At the end of the 15-year term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions.

To facilitate the provision of FSS satellite services in C-, Ku- and Ka-band frequencies in the United States market, foreign licensed operators may apply to have their satellites placed on the FCC’s Permitted Space Station List. Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3 and Telstar 14R/Estrela do Sul 2 satellites are currently on this list. Telstar 14/Estrela do Sul 1 was on the FCC’s Permitted Space Station List until November 7, 2011 when it was removed from regular operation prior to it being deorbited on November 17, 2011.

The United States made no WTO commitment to open its DTH, DBS or digital audio radio services to foreign competition, and instead indicated that provision of these services by foreign operators would be considered on a case-by-case basis, based on an evaluation of the effective competitive opportunities open to United States operators in the country in which the foreign satellite was licensed (i.e., an ECO-sat test) as well as other public interest criteria. While Canada currently does not satisfy the ECO-sat test in the case of DTH and DBS service, the FCC has found, in a number of cases, that provision of these services into the United States using Canadian-licensed satellites would provide significant public interest benefits and would therefore be allowed. In cases involving Telesat, United States service providers, Digital Broadband Applications Corp., DIRECTV and EchoStar, have all received FCC approval to access Canadian-authorized satellites under Telesat’s direction and control in Canadian-licensed orbital locations to provide DTH-FSS or DBS service into the United States.

The approval of the FCC for the Telesat transaction was conditioned upon compliance by Telesat with commitments made to the Department of Justice, the Federal Bureau of Investigation and the Department of Homeland Security relating to the availability of certain records and communications in the United States in response to lawful United States law enforcement requests for such access.

The export of United States-manufactured satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations.

In 1999, the United States State Department published amendments to ITAR which included satellites on the list of items requiring export licenses. These provisions have limited Telesat’s access to technical information and have had a negative impact on Telesat’s international consulting revenues.

If Telesat does not maintain its existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, Telesat may be unable to export technical information or equipment to non-U.S. persons and companies, including to its own non-U.S. employees, as required to fulfill existing contracts. If Telesat does not maintain its existing authorizations or obtain necessary future authorizations under the trade sanctions laws and regulations of the United States, Telesat may not be able to provide satellite capacity and related administrative services to certain countries subject to U.S. sanctions. Telesat’s ability to acquire new United States-manufactured satellites, procure launch services and launch new satellites, operate existing satellites, obtain insurance and pursue its rights under insurance policies or conduct its satellite-related operations and consulting activities could also be negatively affected if Telesat and its suppliers are not able to obtain and maintain required U.S. export authorizations.

Regulation Outside Canada and the United States

The Brazilian national telecommunications agency, ANATEL, has authorized Telesat, through its subsidiary, Telesat Brasil Capacidade de Satélites Ltda. (“TBCS”), to operate a Ku-band FSS satellite at the 63° WL orbital location. In December 2008, TBCS entered into a new 15-year Concession Agreement with ANATEL which requires TBCS to dedicate a minimum amount of bandwidth to serve only Brazil until May 2014. After May 2014, this requirement will be removed. The Concession Agreement obligates TBCS to operate the satellite in accordance with Brazilian telecommunications law and contains provisions to enable ANATEL to levy fines for failure to perform according to the Concession terms. Brazil also has a Universal Service Fund (“FUST”) to subsidize the cost of telecommunications service in Brazil. The sale of “bare transponder capacity” in Brazil, however, which is TBCS’ primary business, is not considered a telecommunications service and revenues from such sales are not assessable for contributions to the fund.

Telesat, through its subsidiary Telesat Satellite LP, owns Telstar 18, which operates at the 138° EL orbital location under an agreement with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga. APT is the direct interface with the Tonga regulatory bodies. Because Telesat gained access to this orbital location through APT, there is greater uncertainty with respect to its ability to maintain access to this orbital location for replacement satellites.

Telesat owns and operates the portion of the ViaSat-1 satellite (115° WL) payload that is capable of providing service within Canada. ViaSat-1 operates in accordance with a license granted by the United Kingdom regulatory agency (“OFCOM”), to ManSat Limited. ManSat Limited has been granted exclusive rights by the Isle of Man government to manage all aspects of Isle of Man satellite orbital filings. The Isle of Man is a British Crown Dependency and Isle of Man satellite orbital filings are filed with the ITU-BR by OFCOM. Both Telesat and ViaSat have a commercial relationship with ManSat. ViaSat and Telesat have agreed to cooperate in their dealings with ManSat with respect to the ViaSat-1 satellite for OFCOM and ITU purposes.

Landing Rights and Other Regulatory Requirements

In addition to regulatory requirements governing the use of orbital locations, most countries regulate transmission signals to, and for uplink signals from, their territory. Telesat has landing rights in more than 140 countries worldwide. In many jurisdictions, landing rights are granted on a per satellite basis and applications must be made to secure landing rights on replacement satellites.

International Regulatory Environment — International Telecommunication Union

The ITU is responsible for allocating the use by different countries of a finite number of orbital locations and radio frequency spectrum available for use by commercial communications satellites. The ITU Radio Regulations set forth the processes that governments must follow to secure rights to use orbital locations and the obligations and restrictions that govern such use. The process includes, for example, a “first in time, first in right” system for allocating most orbital locations and time limits for bringing orbital locations into use.

The Canadian, United States and other governments have rights to use certain orbital locations and frequencies. Telesat has been authorized to use certain orbital locations and frequencies in addition to those used by its current satellites. Under the ITU Radio Regulations, the filing government (through the satellite operator the government in question has authorized) must begin using these orbital locations and frequencies within a fixed period of time, or lose their priority rights. As a result, the orbital location and frequencies likely would become available for use by another government and satellite operator.

The ITU Radio Regulations also govern the process used by satellite operators to coordinate their operations with other satellites, so as to avoid harmful interference. Each member state is required to give notice of, coordinate, and register its proposed use of radiofrequency assignments and associated orbital locations with the ITU Radiocommunications Bureau (the “ITU-BR”).

Once a member state has filed with the ITU-BR its proposed use of a given frequency at a given orbital location, other member states notify that state and the ITU-BR of any use or intended use that would conflict with the original proposal. These nations are then obligated to negotiate with each other in an effort to coordinate the proposed uses and resolve interference concerns. If all outstanding issues are resolved, the member state governments notify the ITU-BR that coordination has been successfully completed, which is a requirement for the frequency use to be entered into the ITU’s Master Register (“MIFR”). Registered satellite networks are entitled under international law to interference protection from subsequent or nonconforming uses. A state is not entitled to invoke the protections in the ITU Radio Regulations against harmful interference if that state decided to operate a satellite at the relevant orbital location without completing the coordination process.

Under the ITU Radio Regulations, a country that places a satellite or any ground station into operation without completing coordination and notification would be vulnerable to interference from other systems and might have to alter the operating parameters of its satellite network if the ITU found that the satellite caused harmful interference to other users already entered in the MIFR or with a network that had been earlier-filed with the ITU-BR.

Some of Telesat’s satellites have been coordinated and registered in the MIFR and therefore enjoy priority over all later-filed requests for coordination and any non-conforming uses. In other cases, entry into the MIFR is still pending. In some of the cases where entry into the MIFR is pending, there are operators that maintain that they have priority over Telesat’s satellites and Telesat continues to discuss coordination issues with these and other operators and may need to make additional concessions in connection with future coordination efforts which, in turn, could have a material adverse impact on Telesat’s financial condition, as well as on the value of Telesat’s business. The failure to reach an appropriate arrangement with such satellite operators may render it impossible to secure entry into the MIFR and result in substantial restrictions on the use and operations of Telesat’s existing satellites at their orbital locations. In the event disputes arise during the coordination process or thereafter, the ITU Radio Regulations set forth procedures for resolving disputes but do not contain a mandatory dispute resolution mechanism or an enforcement mechanism. Rather, the rules invite a consensual dispute resolution process for parties to reach a mutually acceptable agreement. Neither the rules nor international law provide a clear remedy for a party where this voluntary process fails.

Although non-governmental entities, including Telesat, participate at the ITU, only national administrations have full standing as ITU members. Consequently, Telesat must rely on the government administrations of Canada, the United States, Brazil, the United Kingdom and the Kingdom of Tonga to represent its interests in those jurisdictions, including filing and coordinating Telesat’s orbital locations within the ITU process and with the national administrations of other countries, obtaining new orbital locations and resolving disputes through the consensual process provided for in the ITU’s rules.

PATENTS AND PROPRIETARY RIGHTS

Satellite Manufacturing

SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 164 patents in the United States and has applications for 31 patents pending in the United States. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspection technology. The SS/L patents that are currently in force expire between 2012 and 2029.

Satellite Services

As of December 31, 2011, Telesat had seven patents, all in the United States. These patents expire between 2018 and 2027. Telesat also has several pending domestic and international patent applications.

General

There can be no assurance that any of the foregoing pending patent applications will be issued. Moreover, there can be no assurance that infringement of existing third party patents has not occurred or will not occur. Additionally, because the patent application process is confidential, there can be no assurance that third parties, including competitors, do not have patents pending that could result in issued patents which we or Telesat may infringe. In such event, we may be restricted from continuing the infringing activities, which could adversely affect our business, or we may be required to obtain a license from a patent holder, and pay royalties, which would increase the cost of doing business. Moreover, in the case of SS/L, it may be required to refund money to customers for components that are not useable as a result of such infringement or redesign its products in a manner to avoid infringement. SS/L may also be required under the terms of its customer contracts to indemnify its customers for related damages. See Item 1A – “Segment Risk Factors – SS/L relies on patents, and infringement by SS/L of third party patents would increase its costs, and third parties may challenge its patents.”

RESEARCH AND DEVELOPMENT

Satellite Manufacturing

SS/L’s research and development expenditures involve the design, experimentation and the development of space and satellite products. Research and development costs are expensed as incurred. SS/L’s research and development costs were $34 million for 2011, $20 million for 2010 and $23 million for 2009 and are included in selling, general and administrative expenses in our consolidated statements of operations.

Satellite Services

Telesat’s research and development expenditures are incurred for the studies associated with advanced satellite system designs and experimentation and development of space, satellite and ground communications products. This also includes the development of innovative and cost effective satellite applications for sovereignty, defense, broadcast, broadband and enterprise services segments. Telesat has undertaken proof-of-concept interactive broadband technologies trials to support health, education, government and other applications to remote and under-served areas. Telesat continues to research advanced compression and transmission technology to support HDTV and other advanced television services.

FOREIGN OPERATIONS

Loral’s revenues from foreign customers, primarily in Europe, Canada and Asia represented 64%, 44% and 46% of our consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Satellite Manufacturing

SS/L’s revenues from foreign customers, primarily in Europe, Canada and Asia represented 64%, 44% and 46% of SS/L revenues for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, 2010 and 2009, substantially all of SS/L’s long-lived assets were located in the United States. See Item 1A — Risk Factors below for a discussion of the risks related to operating internationally. See Note 16 to the Loral consolidated financial statements for detail on SS/L’s domestic and foreign sales.

Satellite Services

Telesat’s revenues from non-U.S. customers, primarily in Canada, Asia, Europe and Latin America represented 69% of its consolidated revenues for the year ended December 31, 2011 and 68% of its consolidated revenues for each of the years ended December 31, 2010 and 2009. At December 31, 2011, 2010 and 2009 substantially all of its long-lived assets were located outside of the United States, primarily in Canada, with the exception of in-orbit satellites.

EMPLOYEES

Satellite Manufacturing

As of December 31, 2011, Loral had approximately 2,900 full-time employees and approximately 280 contract employees, none of whom are subject to collective bargaining agreements. Almost all of the foregoing employees are employed in the satellite manufacturing segment. We consider our employee relations to be good.

Satellite Services

As of December 31, 2011, Telesat and its subsidiaries had approximately 470 full and part time employees, approximately 2.5% of whom are subject to collective bargaining agreements. Telesat’s employee body is primarily comprised of professional engineering, sales and marketing staff, administrative staff and skilled technical workers. Telesat considers its employee relations to be good.

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

On December 20, 2010, SS/L entered into an amended and restated credit agreement with several banks and other financial institutions. The SS/L credit agreement provides for a $150 million senior secured revolving credit facility. The revolver matures on January 24, 2014. This credit agreement contains certain covenants, both financial and non-financial, which SS/L must be able to meet to draw on the revolver. The covenants include, among other things, a consolidated leverage ratio test, a consolidated interest coverage ratio test and restrictions on the incurrence of additional indebtedness, capital expenditures, investments, dividends or stock repurchases, asset sales, mergers and consolidations, liens, changes to the line of business and other matters customarily restricted in such agreements. On December 8, 2011, this agreement was amended to increase the Letter of Credit Commitment to $100 million from $50 million. While SS/L has been in compliance with all covenants to date, there can be no assurance that SS/L will be able to meet its covenant requirements in the future and maintain the availability to use the revolver. SS/L’s liquidity would be materially and adversely affected if it is unable to do so.

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

The parent company earns a management fee of $5 million a year from Telesat. Telesat’s loan documents permit this management fee from Telesat to be paid to the parent company only in the form of notes, with such fee becoming payable in cash only at such time that Telesat meets certain financial performance criteria set forth in the loan documents. Whether Telesat meets the financial performance criteria to enable payment is dependent upon foreign exchange rates which are constantly fluctuating. During 2011, Telesat made two quarterly cash payments, each in the amount of $1.25 million plus interest, on June 30, 2011 and September 30, 2011. It is uncertain at this time whether Telesat will be permitted to pay the management fee in 2012.

SS/L made a $50 million dividend payment to the parent company in January 2011 as permitted under SS/L’s credit agreement which SS/L amended and restated in December 2010. SS/L pays the parent company a management fee of $1.5 million in cash each year. The parent company also allocates a portion of its annual overhead expenses to SS/L. The parent company required SS/L to make overhead expense allocation payments to it in 2011. The SS/L credit agreement restricts these overhead expense allocation payments to an amount not to exceed $15 million in any fiscal year and imposes a liquidity restriction that must be met for SS/L to make such payment. The SS/L credit agreement also limits loans by SS/L to the parent company. There can be no assurance that SS/L will be permitted to make expense allocation payments or loans to the parent company in the future.

In connection with our assignment in March 2011 to Telesat of our interest in the Canadian payload on the Viasat-1 satellite, Telesat agreed that, if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers during the first four years after the commencement of service using the supplemental capacity. There can be no assurance that Loral will receive any revenues under this agreement.

While we own 64% of Telesat on an economic basis, we own only 33 1/3% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors.

While we own 64% of the economic interests in Telesat, we hold only 33 1/3% of its voting interests. Although the restrictions on foreign ownership of Canadian satellites have been removed by the government of Canada, we are still subject to our shareholders agreement with PSP and the articles of incorporation of Telesat Holdco, which do not allow us to own more voting stock of Telesat Holdco than we currently own. Also, under our shareholders agreement, the governance and management of Telesat is vested in its 10-member Board of Directors, comprised of three Loral-appointed directors, three PSP appointed directors and four independent directors, two of whom also own Telesat shares with nominal economic value and 30% and 6 2/3% of the voting interests for Telesat directors, respectively. While we own a greater voting interest in Telesat than any other single stockholder with respect to election of directors and we and PSP, which owns 30% of the voting interests for directors and 66 2/3% of the voting interests for all other matters, together own a majority of Telesat’s voting power, circumstances may occur where our interests and those of PSP diverge or are in conflict. In that case, PSP, with the agreement of at least three of the four independent directors may, subject to veto rights that we have under Telesat’s shareholders agreement, cause Telesat to take actions contrary to our wishes. These veto rights are, however, limited to certain extraordinary actions — for example, the incurrence of more than $100 million of indebtedness or the purchase of assets at a cost in excess of $100 million. Moreover, our right to block these actions under the shareholders agreement falls away if, subject to certain exceptions, either (i) ownership or control, directly or indirectly by Dr. Mark H. Rachesky (President of MHR Fund Management LLC, or MHR, which, through its affiliated funds is our largest stockholder) of our voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of Loral’s board of directors over a consecutive two-year period.

Our equity investment in Telesat may be at risk because of Telesat’s leverage.

At December 31, 2011, Telesat had outstanding indebtedness of CAD 2.9 billion and additional borrowing capacity of CAD 153 million under its revolving facility, based on a U.S. dollar/Canadian dollar exchange rate of $1.00/CAD 1.0213. Approximately CAD 2.0 billion of this total borrowing capacity is debt that is secured by substantially all of the assets of Telesat. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat.

As of December 31, 2011, Telesat had indebtedness of CAD 2.0 billion which bears interest at variable rates. If market interest rates were to rise, this would result in higher debt service requirements. To alleviate a portion of this risk, in 2007, Telesat entered into interest rate swaps that converted $600 million of its outstanding floating U.S. dollar debt and CAD 630 million of its outstanding Canadian dollar debt into fixed rate debt for periods extending into 2010 and 2011. In 2009, Telesat extended to October 2014 the maturity of the existing CAD 630 million floating to fixed interest rate swaps and entered into an additional delayed-start floating to fixed CAD 300 million interest rate swap maturing in October 2014. Telsat’s use of hedges, however, may not be successful and does not fully protect it from foreign exchange risk with respect to all of its indebtedness. Also, Telesat is exposed to risk, including credit risk resulting from many of the transactions its executes in connection with its hedging activities, in the event that any of its lenders or counterparties, including its insurance providers, are unable to honor their commitments or otherwise default under their agreements with Telesat.

Telesat’s indebtedness includes $1.7 billion that is denominated in U.S. dollars and is unhedged with respect to foreign exchange rates. Changes in exchange rates impact the amount that Telesat pays in interest and may significantly increase the amount that Telesat is required to pay in Canadian dollar terms to redeem the indebtedness either at maturity, or earlier if redemption rights are exercised or other events occur which require Telesat to offer to purchase the indebtedness prior to maturity, and to repay funds drawn under its US-dollar denominated facility. Unfavorable exchange rate changes could affect Telesat’s ability to repay or refinance this debt.

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

If Telesat is unable to repay or refinance its secured indebtedness when due (whether at the maturity date or upon acceleration as a result of a default), the lenders will have the right to proceed against the collateral granted to them to secure such indebtedness, which consists of substantially all of the assets of Telesat and its subsidiaries. Telesat’s ability to make payments on, or repay or refinance, its debt, will depend largely upon its future operating performance and market conditions. Disruptions in the financial markets similar to those that occurred in 2008 could make it more difficult to renew or extend Telesat’s facilities at current commitment levels on similar terms or at all. In the event that Telesat is not able to service or refinance its indebtedness, there would be a material adverse effect on the value of our equity investment in Telesat.

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

The unaudited Telesat information in this report is based solely on information provided to us by Telesat.

Because we do not control Telesat, we do not have the same control and certification processes with respect to the information contained in this report on our satellite services segment that we have for the reporting on our satellite manufacturing segment. We are also not involved in managing Telesat’s day-to-day operations. Accordingly, the unaudited Telesat information contained in this report is based solely on information provided to us by Telesat and has not been separately verified by us.

Telesat’s financial results and our U.S. dollar reporting of Telesat’s financial results will be affected by volatility in the Canadian/U.S. dollar exchange rate.

Portions of Telesat’s revenue, expenses and debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate may have a negative impact on Telesat’s financial results and affect the ability of Telesat to repay or refinance its borrowings. Telesat’s main currency exposures as at December 31, 2011 lies in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. As of December 31, 2011, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income and increased (decreased) other comprehensive loss by approximately CAD 158 million and CAD 1 million, respectively. This analysis assumes that all other variables, in particular interest rates, remain constant.

Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. Loral reports its investment in Telesat using the equity method of accounting. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how our financial results as they relate to Telesat are reported in our consolidated financial statements. During 2011, the exchange rate moved from US$1.00/CAD 0.9980 at December 31, 2010 to US$1.00/CAD 1.0213 at December 31, 2011.

XTAR has not generated sufficient revenues to meet all of its contractual obligations, which are substantial.

XTAR’s take-up rate in its service has been slower than anticipated. As a result, it has deferred certain payments owed to us, Hisdesat and Telesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite. These lease obligations were $24 million in 2011 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite, which is estimated to be in 2022. In addition, XTAR has entered into an agreement with Hisdesat whereby the past due balance on the Spainsat transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, became payable to Hisdesat over 12 years through annual payments of $5 million. XTAR’s lease and other obligations to Hisdesat, which will aggregate in excess of $376 million over the life of the satellite, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these obligations, as well as payments of other amounts owed to us, Hisdesat and Telesat in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these obligations will continue to accrue and grow, which may have a material and adverse effect on our equity interest in XTAR. As of December 31, 2011, $4 million was due to Loral from XTAR.

We have explored and are continuing to explore various strategic transactions; this process may have an adverse effect on our financial condition and results of operations whether or not a transaction is ultimately consummated.

We have previously explored and are currently considering certain potential strategic transactions, including a recapitalization with respect to Telesat and a strategic transaction involving SS/L. In the future, we may pursue these or other strategic alternatives with the goal of maximizing shareholder value. The process of pursuing a strategic transaction will result in transaction costs and may result in the diversion of the attention of operating management of Telesat and/or SS/L from business operations, the disclosure of confidential information to competitors or potential customers as part of a due diligence process and an adverse perception of Telesat or SS/L in the marketplace which could, among other things, adversely affect their ability to win new business. Any of such results could have a material adverse effect on our financial condition and results of operations whether or not a strategic transaction is consummated. In addition, consummation of a recapitalization could leave Telesat highly leveraged, with the risks attendant to operating a highly leveraged entity, and a strategic transaction involving SS/L may expose us to various liabilities, including indemnification claims and the risk of ongoing litigation. Potential claims arising out of a strategic transaction involving SS/L could impair the price at which a change of control transaction involving Loral could occur. There can be no assurance whether or when any transaction involving Loral, Telesat or SS/L will occur, and, even if a transaction is consummated, there can be no assurance as to whether or to what degree such a transaction will be successful in maximizing value to our shareholders.

As part of our business strategy, we may complete acquisitions or dispositions, undertake restructuring efforts or engage in other strategic transactions. These actions could adversely affect our business, results of operations and financial condition.

As part of our business strategy, we may engage in discussions with third parties regarding, or enter into agreements relating to, acquisitions, dispositions, restructuring efforts or other strategic transactions in order to manage our product and technology portfolios or further our strategic objectives. In order to pursue this strategy successfully, we must identify suitable acquisition or alliance candidates and complete these transactions, some of which may be large and complex. Any of these activities may result in disruptions to our business and may not produce the full efficiency and cost reduction benefits anticipated.

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

Many of SS/L’s customer contracts include performance incentives that subject us to risk.

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

SS/L records the present value of orbital receivables as revenue during the construction of the satellite, which is typically two to three years. SS/L generally receives the present value of these orbital receivables if there is a launch failure or a failure caused by customer error. SS/L forfeits some or all of these payments, however, if the loss is caused by satellite failure or as a result of SS/L’s own error. For example, in May 2011, following the launch of Telstar 14R/Estrela do Sul2 (“T14R”), the satellite’s north solar array failed to fully deploy resulting in a loss of power and reduced mission life. As a result of the failure, SS/L recorded a charge of approximately $8.5 million for lost orbital incentives that would otherwise have been payable with respect to T14R.

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

The satellites SS/L develops and manufactures are technologically advanced and complex and sometimes include novel systems that must function in highly demanding and harsh environments. From time to time, SS/L experiences failures or cost overruns in developing and manufacturing its satellites, delays in delivery and other operational problems. Some of SS/L’s satellite contracts impose monetary penalties on SS/L for delays and for performance difficulties, which penalties could be significant and have a material adverse effect on our financial condition. Failures with respect to any satellite may adversely affect our customers’ perception of the quality of our satellites and may materially and adversely affect our ability to win new awards of satellite construction contracts.

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

Some satellites SS/L has built have experienced minor losses of power from their solar arrays. Thirty-seven of SS/L’s satellites currently on-orbit have experienced partial losses of power from their solar arrays. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how such transponders are being used. A partial or complete loss of a satellite could result in an incurrence of warranty payments by, or a loss of orbital receivables to, SS/L.

SS/L’s major customers account for a sizable portion of SS/L’s revenues, and the loss of, or a reduction in, orders from these customers could result in a decline in revenues.

A sizable portion of SS/L’s revenue is derived from a limited number of customers, and we expect that SS/L’s results of operations in the foreseeable future will continue to depend on SS/L’s ability to continue to service such customers. It is possible that any of SS/L’s major customers could cease entering into satellite construction contracts with SS/L or could significantly reduce or delay the number of satellites that it orders and purchases from SS/L. The loss of, or a reduction in, orders from any major customer could cause a decline in our overall revenue and have a material adverse effect on our business, results of operations and financial condition.

SS/L’s future operating results are dependent on the growth in the businesses of SS/L’s customers and on SS/L’s ability to sell to new customers.

SS/L’s growth is dependent on the growth in the sales of the services of SS/L’s customers as well as the development by SS/L’s customers of new services. If we fail to anticipate changes in the businesses of SS/L’s customers and their changing needs, or fail to successfully identify and enter new markets, our results of operations and financial position could be adversely affected. The markets SS/L serves may not grow in the future and we may not be able to maintain adequate gross margins or profits in these markets. A decline in demand in one or several end-user markets of SS/L’s customers could have a material adverse effect on the demand for SS/L’s satellites and have a material adverse effect on our business, results of operations and financial condition.

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

Non-performance may increase costs and subject SS/L to damage claims from customers and termination of the contract for default. SS/L’s contracts contain detailed and complex technical specifications to which the satellite must be built. It is very common that satellites built by SS/L do not conform in every single aspect to, and contain a small number of minor deviations from, the technical specifications. In the case of more significant deviations, however, SS/L may incur increased costs to bring the satellite within or close to the contractual specifications or a customer may exercise its contractual right to terminate the contract for default. In some cases, such as when the actual weight of the satellite exceeds the specified weight, SS/L may incur a predetermined penalty with respect to the deviation. SS/L’s failure to deliver a satellite to its customer by the specified delivery date, which may result from factors beyond SS/L’s control, such as delayed performance or non-performance by the subcontractors or failure to obtain necessary governmental licenses for delivery, would also be harmful to us unless mitigated by applicable contract terms, such as excusable delay. As a general matter, SS/L’s failure to deliver beyond any contractually provided grace period would result in incurrence of liquidated damages, which may be substantial, and if SS/L is still unable to deliver the satellite upon the end of the liquidated damages period, the customer will generally have the right to terminate the contract for default. If a contract is terminated for default, SS/L would be liable for a refund of customer payments made to date, and could also have additional liability for excess re-procurement costs and other damages incurred by SS/L’s customer, although SS/L would own the satellite under construction and attempt to recoup any losses through resale to another customer. A contract termination for default could have a material adverse effect on our business, results of operations and financial condition.

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

SS/L and one of its customers, EchoStar Corporation (“EchoStar”), have agreed to suspend final construction of a satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria or confirmation that alternative performance criteria would be acceptable. In May 2010, SS/L provided EchoStar, at its request, with a proposal to complete construction and prepare the satellite for launch under the current specifications. In August 2010, SS/L provided EchoStar, at its request, additional proposal information. There can be no assurance that a dispute will not arise as to whether the satellite meets its technical performance specifications or, if such a dispute did arise that SS/L would prevail. Failure to resolve such dispute, or future disputes with this or other customers, in a timely and cost-efficient manner could have a material adverse effect on our financial condition.

Certain of SS/L’s customers are highly leveraged and may not fulfill their contractual payment obligations with SS/L.

SS/L has certain commercial customers that are either highly leveraged or in the development stage that are not fully funded. There is a risk that these customers will be unable to meet their payment obligations to SS/L under their satellite construction contracts. This risk is increased due to current economic conditions. For example, certain of SS/L’s customers, including most recently TerreStar Networks Inc. (“TerreStar”), have in the past filed for protection under Chapter 11 of the Bankruptcy Code. In the event that any of our customers encounter financial difficulties and fail to pay us, our cash flows and liquidity may be materially and adversely affected. We may not be able to mitigate these effects because we manufacture satellites to each customer’s specifications and generally purchase material in response to a particular customer order.

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

There can be no assurance that SS/L will have sufficient funds to meet its cash requirements in future years beyond 2011. SS/L has high fixed costs relating primarily to labor and overhead. Based on SS/L’s current cost structure, we estimate that SS/L covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of the satellite. If SS/L’s satellite awards fall below four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect the liquidity of SS/L and us. If SS/L does not have sufficient funds, it will be required to borrow under its credit agreement or will have to obtain new financing, either in the form of debt or equity, to increase cash availability. In light of current market conditions, there can be no assurance that SS/L will be able to obtain such financing on favorable terms, if at all. Failure to obtain such financing could have a material adverse effect on the ability of SS/L and us to manage unforeseen cash requirements, to meet contingencies and to fund growth opportunities.

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

SS/L has won a number of satellite construction contracts over the last few years and, as a result, its backlog has expanded significantly. In order to complete construction of all the satellites in backlog and to enable future growth, SS/L has modified and expanded its manufacturing facilities to accommodate as many as nine to 13 satellite construction awards per year, depending on the complexity and timing of the specific satellites, and SS/L can accommodate the integration and testing of 13 to 14 satellites at any given time in its Palo Alto facility. Due to scheduling requirements, however, SS/L relies on outside suppliers for certain critical production and testing activities, such as thermal vacuum testing. It is possible that such outside suppliers will not be able to accommodate SS/L’s scheduling requirements, which may cause SS/L to incur additional costs or fail to meet contractual delivery deadlines. Further, SS/L may not be able to hire or retain enough employees with the requisite skills and training and, accordingly, SS/L may not be able to perform its contracts as efficiently as planned or grow its business to the planned level.

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

SS/L’s ability to obtain certain satellite construction contracts depends, in part, on its ability to restrict certain of its cash or available credit to support “at risk” financial requirements that customers may require in their contracts.

In the past, SS/L has provided letters of credit, established escrow accounts or provided performance guarantees or surety bonds that required cash collateral to meet the contractual terms that certain customers have required in their satellite construction contracts. These requirements have restricted the amount of cash or credit available for use by SS/L in its operations. At December 31, 2011, SS/L had $24 million in restricted cash in an escrow account established in connection with a contractual requirement of one of its satellite construction contracts. Under this contract, the amount to be placed in escrow is scheduled to increase by an additional $12 million before the escrow is released upon delivery of the satellite in 2013. In addition, in 2012, SS/L entered into a satellite construction contract that required a financial guarantee in the form of a performance bond in immediately available funds. To fulfill this financial guarantee, SS/L placed $50 million into a restricted cash account to support the performance guarantee. Although SS/L will seek to reduce or eliminate the cash collateral supporting this performance guarantee or find a replacement guarantee that has reduced or no collateral requirements, there is no assurance that SS/L will be able to achieve this goal. Also, although funds on deposit in these restricted cash accounts earn interest which accrues to SS/L, SS/L’s liquidity needs to support its operations limit the amount of cash SS/L can set aside to support these types of contractual requirements. If SS/L does not meet its financial projections, it may not have sufficient liquidity to support future surety bonds or similar forms of assurance. Moreover, if SS/L is unable to provide escrow, performance guarantee or other similar arrangements in the future, it could lose future satellite construction contracts to a competitor or competitors that are able to meet these types of financial arrangements or for whom such types of arrangements are not required by the customer. See above “— The satellite manufacturing market is highly competitive.”

SS/L relies on certain key suppliers whose failure or delayed performance could adversely affect us.

To build satellites, SS/L relies on suppliers, some of which are competitors, to provide SS/L with certain component parts. The number of suppliers capable of providing these components is limited, and, in some cases, the supplier is a sole source, based upon the unique nature of the product or the customer requirement to procure components with proven flight heritage. These suppliers are not all large, well-capitalized companies, and to the extent they experience financial difficulties, their ability to timely deliver components that satisfy a customer’s contract requirements could be impaired. In the past, SS/L’s performance under its construction contracts with its customers has been adversely affected because of a supplier’s failure or delayed performance. As discussed above under “— SS/L’s contracts are subject to adjustments, cost overruns and termination, “ a failure by SS/L to meet its contractual delivery requirements could give rise to liquidated damage payments by SS/L or could cause a customer to terminate its construction contract with SS/L for default.

SS/L faces risks in conducting business internationally and is subject to risks that may have a material adverse effect on our results of operations.

For the year ended December 31, 2011, approximately 64% of SS/L’s revenues were generated from customers outside of the United States. SS/L could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers that may be imposed on its services or by political and economic instability in the countries in which it conducts business. Almost all of SS/L’s contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay SS/L due to currency exchange controls and other factors. Also, if SS/L needs to pursue legal remedies against its foreign business partners or customers, SS/L may have to sue them abroad where it could be difficult for SS/L to enforce its rights.

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

•

foreign currency exposure. See below “ — SS/L is exposed to foreign currency exchange rate risks that could have a material adverse effect on our business, results of operations or financial condition. ”

SS/L relies on patents, and infringement by SS/L of third-party patents would increase its costs, and third parties may challenge its patents.

SS/L relies, in part, on patents and industry expertise to develop and maintain its competitive position. At December 31, 2011, SS/L held 164 patents in the United States and had applications for 31 patents pending in the United States. SS/L’s patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspection technology. SS/L’s patents that are currently in force expire between 2012 and 2029. There is a risk that competitors could challenge or infringe SS/L’s patents. It is also possible that SS/L will infringe current or future third-party patents or third-party trade secrets. In the event of infringement, SS/L could be required to pay royalties to obtain a license from the patent holder, refund money to customers for components that are not useable or redesign its products to avoid infringement, all of which would increase SS/L’s costs. SS/L could also be subject to injunctions prohibiting it from using components or methods. SS/L may also be required under the terms of its customer contracts to indemnify its customers for damages relating to infringement.

For example, ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) (collectively, “ViaSat”) have commenced a lawsuit in the United States District Court for the Southern District of California against SS/L and Loral alleging, among other things, that SS/L and Loral infringed certain ViaSat patents and that SS/L breached non-disclosure obligations in certain contracts with ViaSat in connection with the manufacture of satellites by SS/L for customers other than ViaSat. The complaint also seeks to hold Loral liable for SS/L’s alleged infringement and breach of contract. The complaint seeks, among other things, damages (including treble damages with respect to the patent infringement claims) in amounts to be determined at trial and to enjoin SS/L and Loral from further infringement of the ViaSat patents and breach of contract. Although SS/L and Loral intend to engage in discussions with ViaSat to resolve the matter, there can be no assurance that the parties will resolve the matter. If the parties are not able to resolve the matter through discussions and the matter proceeds to trial, SS/L and Loral believe that they each have, and intend to vigorously pursue, meritorious defenses and counterclaims to ViaSat’s claims. There can be no assurance, however, that SS/L’s and Loral’s defenses and counterclaims will be successful with respect to all or some of ViaSat’s claims. If SS/L and Loral do not prevail and ViaSat’s patents are valid, SS/L and Loral could be enjoined from using the technology underlying ViaSat’s patents and may be required to refrain from using such technology, to take a license from ViaSat under ViaSat’s patents or to design around ViaSat’s patents for existing or future customers. SS/L and Loral could also be subject to significant damages and indemnification obligations with respect to customers whose satellites employ such technology which could have a material adverse effect on our and SS/L’s business, financial position or results of operations.

SS/L is exposed to foreign currency exchange rate risks that could have a material adverse effect on our business, results of operations or financial condition.

SS/L is exposed to foreign currency exchange rate risks that are inherent in its satellite sales contracts, anticipated satellite sales and vendor purchase commitments that are denominated in currencies other than the U.S. dollar. SS/L’s exposure to foreign currency exchange rates relates primarily to the euro and the Japanese yen. In addition, we purchase certain supplies and materials from suppliers located outside of the U.S. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could have a material adverse effect on our business, results of operations or financial condition.

For the year ended December 31, 2011, approximately 64% of SS/L’s revenues were generated from customers outside of the United States. Almost all of SS/L’s contracts with foreign customers require payment in U.S. dollars. Customers in developing countries could have difficulty obtaining U.S. dollars to pay SS/L due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of our customers to pay in U.S. dollars. Certain European customers, or potential customers, conduct their business in euros and may choose to contract with SS/L foreign exchange exposure. Also, devaluation of the euro versus the U.S. dollar may hurt SS/L’s competitive position with respect to its European-based competitors.

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

Although we hold 64% of the economic interests in Telesat, we do not control satellite procurement decisions at Telesat, and it is possible that Telesat will not purchase additional satellites from SS/L. Moreover, any decision relating to the enforcement of existing or future satellite contracts between Telesat and SS/L will be made on arms-length terms and, in certain cases, subject to approval by the disinterested directors of Telesat. Moreover, as a result of our interest in Telesat, SS/L may experience difficulty in obtaining orders from certain customers engaged in the satellite services business who compete with Telesat. In addition, Telesat may, from time to time explore strategic alternatives, such as an initial public offering or sale. It is possible that, as a result, a transaction may occur such that SS/L ceases to be an affiliate of Telesat, which could adversely affect SS/L’s ability to obtain future satellite construction orders from Telesat.

•	Risk Factors Associated With Satellite Services

Telesat derives a substantial amount of its revenues from only a few of its customers. A loss of one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce Telesat’s future revenues and contracted backlog.

For the year ended December 31, 2011, Telesat’s top five customers together accounted for approximately 51% of its revenues. At December 31, 2011, Telesat’s top five backlog customers together accounted for approximately 87% of its backlog. If any of Telesat’s major customers chose to not renew its contract or contracts at the expiration of the existing terms or sought to negotiate concessions, particularly on price, that could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services (or becoming unable to pay for services they had contracted to buy). In addition, some of Telesat’s customers’ industries are undergoing significant consolidation, and Telesat’s customers may be acquired by other companies, including by Telesat’s competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve.

The actual orbital maneuver lives of Telesat’s satellites may be shorter than Telesat anticipates and Telesat may be required to reduce available capacity on its satellites prior to the end of their orbital maneuver lives.

Telesat anticipates that its satellites will have the end of orbital maneuver life described above in Item1-Business. For all but one of Telesat’s satellites, the expected end-of orbital maneuver life date goes beyond the manufacturer’s end-of-service life date. A number of factors will affect the actual commercial service lives of Telesat’s satellites, including:

•

the amount of propellant used in maintaining the satellite’s orbital location or relocating the satellite to a new orbital location (and, for newly-launched satellites, the amount of propellant used during orbit raising following launch);

•	the durability and quality of their construction;

•	the performance of their components;

•	conditions in space such as solar flares and space debris;

•	operational considerations, including operational failures and other anomalies; and

•	changes in technology which may make all or a portion of Telesat’s satellite fleet obsolete.

Telesat has been forced to prematurely remove satellites from service in the past due to an unexpected reduction in their previously anticipated end-of-orbital maneuver life. It is possible that the actual orbital maneuver lives of one or more of Telesat’s existing satellites may also be shorter than originally anticipated. Further, on some of Telesat’s satellites it is anticipated that the total payload capacity may need to be reduced prior to the satellite reaching its end-of-orbital maneuver life. Telesat periodically reviews expected orbital maneuver lives of each of its satellites using current engineering data. A reduction in the orbital maneuver life of any of Telesat’s satellites could result in a reduction of the revenues generated by that satellite, the recognition of an impairment loss and an acceleration of capital expenditures. To the extent Telesat is required to reduce payload capacity prior to the end of a satellite’s orbital maneuver life, its revenues from the satellite would be reduced.

Telesat’s satellite launches may be delayed, it may suffer launch failures or its satellites may fail to reach their planned orbital locations. Any such issue could result in the loss of a satellite or cause significant delays in the deployment of the satellite which could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Delays in launching satellites are not uncommon and result from construction delays, the unavailability of reliable launch opportunities with suppliers, delays in obtaining required regulatory approvals and launch failures. If satellite construction schedules are not met, a launch opportunity may not be available at the time the satellite is ready to be launched. Satellites are also subject to certain risks related to failed launches. Launch vehicles may fail. Launch failures result in significant delays in the deployment of satellites because of the need to construct replacement satellites, which typically takes up to 30 months or longer, and to obtain another launch vehicle. A delay or perceived delay in launching a satellite, or replacing a satellite, may cause Telesat’s current customers to move to another satellite provider if they determine that the delay may cause an interruption in continuous service. In addition, Telesat’s contracts with customers who purchase or reserve satellite capacity may allow the customers to terminate their contracts in the event of a delay. Any such termination would require Telesat to refund any prepayment it may have received, and would result in a reduction in Telesat’s contracted backlog and would delay or prevent Telesat from securing the commercial benefits of the new satellite. The launch vehicle scheduled to be used by Telesat to launch Nimiq 6 and Anik G1 has experienced launch failures in the past when used to launch satellites of other operators. Launch vehicles may also underperform, in which case the satellite may be lost or, if it can be placed into service by using its onboard propulsion systems to reach the desired orbital location, will have a shorter useful life. Certain of Telesat’s satellites are nearing their expected end-of-orbital maneuver lives. Any launch failure, underperformance, delay or perceived delay could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition, which in turn would have a material adverse effect on our results and condition.

Telesat’s in-orbit satellites may fail to operate as expected due to operational anomalies resulting in lost revenues, increased costs and/or termination of contracts.

Satellites utilize highly complex technology and operate in the harsh environment of space and therefore are subject to significant operational risks while in orbit. The risks include in-orbit equipment failures, malfunctions and other kinds of problems commonly referred to as anomalies. Satellite anomalies include, for example, circuit failures, transponder failures, solar array failures, telemetry transmitter failures, battery cell and other power system failures, satellite control system failures and propulsion system failures. Some of Telesat’s satellites have had malfunctions and other anomalies in the past. Acts of war, terrorism, magnetic, electrostatic or solar storms, space debris, satellite conjunctions or micrometeoroids could also damage Telesat’s satellites.

Despite working closely with satellite manufacturers to determine the causes of anomalies and mitigate them in new satellites and to provide for intrasatellite redundancies for certain critical components to minimize or eliminate service disruptions in the event of failure, anomalies are likely to be experienced in the future, whether due to the types of anomalies described above or arising from the failure of other systems or components, and intrasatellite redundancy may not be available upon the occurrence of such anomalies. Telesat cannot assure you that, in these cases, it will be possible to restore normal operations. Where service cannot be restored, the failure could cause the satellite to have less capacity available for sale, to suffer performance degradation, or to cease operating prematurely, either in whole or in part. For example, if the damaged solar array on Telstar 14R/Estrela do Sul 2 were to unexpectedly deploy in the future, this could result in a loss of capability to provide service.

Any single anomaly or series of anomalies or other failure (whether full or partial) of any of Telesat’s satellites could cause Telesat’s revenues, cash flows and backlog to decline materially, could require Telesat to repay prepayments made by customers of the affected satellite and could have a material adverse effect on Telesat’s relationships with current customers and its ability to attract new customers for satellite services. A failure could result in a customer terminating its contract for service on the affected satellite. In the event we are unable to provide alternate capacity to an affected customer, such customer may decide to procure all or a portion of its future satellite services from an alternate supplier or such customer’s business may be so adversely affected by the satellite failure that it may not have the financial ability to procure future satellite services. In addition, an anomaly that has a material adverse effect on a satellite’s overall performance or expected orbital maneuver life could require us to recognize an impairment loss, which in turn would adversely affect us. It may also require Telesat to expedite its planned replacement program, adversely affecting its profitability and increasing its financing needs and limiting the availability of funds for other business purposes. Finally, the occurrence of anomalies may adversely affect Telesat’s ability to insure satellites at commercially reasonable premiums, if at all, and may cause insurers to demand additional exclusions in policies they issue.

Telesat’s insurance will not protect it against all satellite-related losses. Further, Telesat may not be able to renew insurance on its existing satellites or obtain insurance on future satellites on acceptable terms or at all.

Telesat’s current satellite insurance does not protect it against all satellite-related losses that it may experience, and it does not have in-orbit insurance coverage for all of the satellites in its fleet. As of December 31, 2011, the total net book value of our four in-orbit satellites for which we do not have insurance is approximately CAD 85 million. Telesat’s insurance does not protect it against business interruption, loss of revenues or delay of revenues. In addition, Telesat does not insure the net book value of performance incentives that may be payable to a satellite’s manufacturer as these are payable only to the extent that the satellite operates in accordance with contracted technical specifications. Telesat’s existing launch and in-orbit insurance policies include, and any future policies Telesat obtains can be expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage or losses arising from acts of war, anti-satellite devices, electromagnetic or radio frequency interference and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for satellite health-related problems affecting Telesat’s satellites that are known at the time the policy is written or renewed. Any claims under existing policies are subject to settlement with the insurers and may, in some instances, be payable to Telesat’s customers.

The price, terms and availability of satellite insurance has fluctuated significantly in recent years. These fluctuations may be affected by recent satellite launch or in-orbit failures and general conditions in the insurance industry. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. To the extent Telesat experiences a launch or in-orbit failure that is not fully insured, or for which insurance proceeds are delayed or disputed, it may not have sufficient resources to replace the affected satellite. In addition, higher premiums on insurance policies increase our costs, thereby reducing Telesat’s profitability. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims and additional satellite health-related policy exclusions. There can be no assurance that, upon the expiration of an in-orbit insurance policy, which typically has a term of one year, Telesat will be able to renew the policy on terms acceptable to them.

Subject to the requirements contained in the indentures governing Telesat’s notes and senior secured credit facilities, Telesat may elect to reduce or eliminate insurance coverage for certain of its existing satellites, or elect not to obtain insurance policies for its future satellites, especially if exclusions make such policies ineffective, the costs of coverage make such insurance impractical or if self-insurance is deemed more effective.

Telesat is subject to significant and intensifying competition. Telesat experiences competition both within the satellite industry and from other providers of communications capacity. Telesat’s failure to compete effectively would result in a loss of revenues and a decline in profitability, which would adversely affect Telesat’s business and results of operations.

Telesat provides point-to-point and point-to-multipoint services for voice, data and video communications and for high-speed Internet access. A trend toward consolidation of major FSS providers has resulted in the creation of global competitors who are substantially larger than Telesat in terms of both the number of satellites they have in orbit as well as in terms of their revenues. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, may (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure and may be able to offer expansion capacity for future requirements. Telesat also competes against regional satellite operators who may enjoy competitive advantages in their local markets. As a condition of Telesat’s licenses for certain satellites, Telesat is required by Industry Canada to invest in research and development related to satellite communication activities. Telesat’s global competitors may not face this additional financial burden.

Telesat expects a substantial portion of its ongoing business will continue to be in the Canadian domestic market. This market is characterized by increasing competition among satellite providers and rapid technological development. Historically, the Canadian regulatory framework has required the use of Canadian-licensed satellites for the delivery of direct-to-home (“DTH”) programming in Canada. It is possible that this framework could change and allow non-Canadian satellite operators that have adequate service coverage in Canadian territory to compete for future business from Telesat’s DTH customers. In 2007 Industry Canada awarded a spectrum which is suitable for providing services to Canadian customers, including DTH, to Ciel Satellite Group (“Ciel”), which was at the time Canadian controlled but has since become controlled by a foreign entity, SES S.A. (“SES”), the world’s second largest FSS satellite operator and a non-Canadian. In addition, in 2009 Industry Canada authorized FreeHD Canada to use a foreign-based satellite for the provision for DTH services on an interim basis.

Telesat’s business is also subject to competition from ground based forms of communications technology. For many point-to-point and other services, the offerings provided by terrestrial companies can be more competitive than the services offered via satellite. A number of companies are increasing their ability to transmit signals on existing terrestrial infrastructures, such as fiber optic cable, DSL (digital subscriber line) and terrestrial wireless transmitters often with funding and other incentives provided by government. The ability of any of these companies to significantly increase their capacity and/or the reach of their network likely would result in a decrease in the demand for Telesat’s services. Increasing availability of capacity from other forms of communications technology can create an excess supply of telecommunications capacity, decreasing the prices Telesat would be able to charge for its services under new service contracts and thereby negatively affecting Telesat’s profitability. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways. Telesat also competes for local regulatory approval in places where more than one provider may want to operate and with other satellite operators for scarce frequency assignments and a limited supply of orbital locations. Telesat’s failure to compete effectively could result in a loss of revenues and a decline in profitability, a decrease in the value of its business and a downgrade of its credit rating, which would restrict its access to the capital markets.

Changes in technology, video distribution methods and demand could have a material adverse effect on Telesat’s results of operations and business prospects.

The implementation of new technologies or the improvement of existing technologies may reduce the transponder capacity needed to transmit a given amount of information thereby reducing the total demand for capacity. For example, improvements in signal compression could allow Telesat’s customers to transmit the same amount of data using a reduced amount of capacity. The introduction of Ka-band, high throughput satellites, such as ViaSat-1, which are able to transmit substantially more content per transponder than pre-existing Ka-band satellites, may decrease demand and/or prices for pre-existing Ka-band capacity as well as C-band and Ku-band capacity. While Telesat owns the Canadian Payload on ViaSat-1, if other operators introduce more Ka-band, high throughput satellites into the markets in which Telesat participates, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Telesat’s business may be negatively impacted by the growth of “over-the-top” (OTT) video distribution (e.g., Netflix). This type of distribution involves delivery of broadcasting services through an internet service provider that is not involved in the control or distribution of the content itself. The growth of OTT distribution may have a negative impact on the demand for the services of some of Telesat’s large customers in the video distribution business and could result in lessened demand for Telesat’s satellite capacity.

Developments that Telesat expects to support the growth in demand for satellite services, such as continued growth in data traffic, the continued proliferation of HDTV, and the adoption of 3D TV may fail to materialize or may not occur in the manner or to the extent Telesat anticipates.

Replacing a satellite upon the end of its service life will require Telesat to make significant expenditures and may require Telesat to obtain approval from its shareholders.

To ensure no disruption in Telesat’s business and to prevent loss of its customers, Telesat will be required to commence construction of a replacement satellite approximately three to five years prior to the expected end of service life of the satellite then in orbit. Typically, it costs in the range of $250 million to $300 million to construct, launch and insure a satellite. There can be no assurance that Telesat will have sufficient cash, cash flow or be able to obtain third party or shareholder financing to fund such expenditures on favorable terms, if at all, or that Telesat will obtain shareholder approval, where required, to procure replacement satellites. Certain of Telesat’s satellites are nearing their expected end-of-orbital maneuver lives. Should Telesat not have sufficient funds available to replace those satellites or should Telesat not receive approval from its shareholders, where required, to purchase replacement satellites, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Telesat’s business is capital intensive, and Telesat may not be able to raise adequate capital to finance its business strategies, or Telesat may be able to do so only on terms that significantly restrict its ability to operate its business.

Implementation of Telesat’s business strategy requires a substantial outlay of capital. As Telesat pursues its business strategies and seeks to respond to developments in its business and opportunities and trends in its industry, its actual capital expenditures may differ from its expected capital expenditures. There can be no assurance that Telesat will be able to satisfy its capital requirements in the future. In addition, if one of Telesat’s satellites failed unexpectedly, there can be no assurance of insurance recovery or the timing thereof and Telesat may need to exhaust or significantly draw upon its revolving credit facility or obtain additional financing to replace the satellite. If Telesat determines that it needs to obtain additional funds through external financing and is unable to do so, Telesat may be prevented from fully implementing its business strategy. The availability and cost to Telesat of external financing depends on a number of factors, including its credit rating and financial performance and general market conditions. Telesat’s ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in Telesat’s expected future revenues under contracts with customers and challenging business conditions faced by its customers are among the other factors that may adversely affect Telesat’s credit. Other factors that could impact Telesat’s credit rating include the amount of debt in its current or future capital structure, activities associated with strategic initiatives, the health of its satellites, the success or failure of its planned launches, its expected future cash flows and the capital expenditures required to execute its business strategy. The overall impact on Telesat’s financial condition of any transaction that it pursues may be negative or may be negatively perceived by the financial markets and rating agencies and may result in adverse rating agency actions with respect to its credit rating. Long-term disruptions in the capital or credit markets as a result of uncertainty or recession, changing or increased regulation or failures of significant financial institutions could adversely affect Telesat’s access to capital. A credit rating downgrade or deterioration in Telesat’s financial performance or general market conditions could limit its ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available and, in either case, could result in Telesat deferring or reducing capital expenditures including on new or replacement satellites. In certain circumstances, Telesat is required to obtain the approval of its shareholders to incur additional indebtedness. There can be no assurances that Telesat will receive such approval, if required.

Telesat operates in a highly regulated industry and government regulations may adversely affect its ability to sell its services, or increase the expense of such services or otherwise limit Telesat’s ability to operate or grow its business.

As an operator of a global satellite system, Telesat is regulated by government authorities in Canada, the United States and other countries in which it operates.

In Canada, Telesat’s operations are subject to regulation and licensing by Industry Canada pursuant to the Radiocommunication Act (Canada) and by the Canadian Radio-Television and Telecommunications Commission (“CRTC”), under the Telecommunications Act (Canada). Industry Canada has the authority to issue licenses, establish standards, assign Canadian orbital locations, and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for Industry Canada has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses, and to suspend or even revoke them. The CRTC has authority over the allocation (and reallocation) of satellite capacity to particular broadcasting undertakings. Telesat is required to pay different forms of “universal service” charges in Canada and have certain research and development obligations that do not apply to other satellite operators it competes with. These rates and obligations could change at any time.

In the United States, the Federal Communications Commission (“FCC”) regulates the provision of satellite services to, from, or within the United States. Certain of Telesat’s satellites are owned and operated through a US subsidiary and are regulated by the FCC. In addition, to facilitate the provision of FSS satellite services in C- and Ku-band frequencies in the United States market, foreign licensed operators can apply to have their satellites placed on the FCC’s Permitted Space Station List. Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3 and Telstar 14R/Estrela do Sul 2 satellites are currently on this list. The export from the United States of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations, in particular the International Traffic in Arms Regulations (“ITAR”) which currently include satellites on the list of items requiring export permits. These ITAR provisions have constrained Telesat’s access to technical information and have had a negative impact on its international consulting revenues. In addition, Telesat and its satellite manufacturers may not be able to obtain and maintain necessary export authorizations which could adversely affect its ability to procure new United States-manufactured satellites; control its existing satellites; acquire launch services; obtain insurance and pursue its rights under insurance policies; or conduct its satellite-related operations and consulting activities.

Telesat also operates satellites through licenses granted by, and are subject to regulations in, countries other than Canada and the United States. For example, the Brazilian national telecommunications agency, ANATEL, has authorized Telesat, through its subsidiary, Telesat Brasil Capacidade de Satélites Ltda. (“TBCS”), to operate Telstar 14R/Estrela do Sul 2, a Ku-band FSS satellite at 63° WL pursuant to a Concession Agreement. Telstar 18 operates at the 138° EL orbital location under an agreement with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga. Although Telesat’s agreement with APT provides it with renewal rights with respect to a replacement satellite at this orbital location, Telesat is relying on third parties to secure those orbital location rights and there can be no assurance that they will be granted at all or on a timely basis. Should Telesat be unsuccessful in obtaining renewal rights for the orbital location, because of the control over the orbital location exercised by Tonga or for other reasons, or Telesat otherwise fail to enter into agreements with APT with respect to such replacement satellite, all revenues obtained from Telstar 18 would cease and could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

In addition to regulatory requirements governing the use of orbital locations, most countries regulate transmission of signals to and from their territory, and Telesat is required to obtain and maintain authorizations to carry on business in the countries in which Telesat operates.

If Telesat fails to obtain or maintain particular authorizations on acceptable terms, such failure could delay or prevent Telesat from offering some or all of its services and adversely affect its results of operations, business prospects and financial condition. In particular, Telesat may not be able to obtain all of the required regulatory authorizations for the construction, launch and operation of any of its future satellites, for the orbital locations for these satellites and for its group infrastructure, on acceptable term or at all. Even if Telesat were able to obtain the necessary authorizations and orbital locations, the licenses Telesat obtains may impose significant operational restrictions, or not protect Telesat from interference that could affect the use of its satellites. Countries or their regulatory authorities may adopt new laws, policies or regulations, or change their interpretation of existing laws, policies or regulations, that could cause Telesat’s existing authorizations to be changed or cancelled, require Telesat to incur additional costs, impose or change existing pricing, or otherwise adversely affect its operations or revenues. As a result, any currently held regulatory authorizations are subject to rescission and renewal and may not remain sufficient or additional authorizations may be necessary that Telesat may not be able to obtain on a timely basis or on terms that are not unduly costly or burdensome. Further, because the regulatory schemes vary by country, Telesat may be subject to regulations in foreign countries of which Telesat is not presently aware that it is not in compliance with, and as a result could be subject to sanctions by a foreign government.

Telesat’s operations may be limited or precluded by ITU rules or processes, and Telesat is required to coordinate its operations with those of other satellite operators.

The International Telecommunication Union (“ITU”), a specialized United Nations agency, regulates the global allocation of radio frequency spectrum and the registration of radio frequency assignments and any associated orbital location in the geostationary satellite orbit. Telesat participates in the activities of the ITU. However, only national administrations have full standing as ITU members. Consequently, Telesat must rely on the relevant government administrations to represent its interests.

The ITU establishes the Radio Regulations, an international treaty which contains the rules concerning frequency allocations and the priority to, coordination of, and use of, radio frequency assignments. The ITU Radio Regulations define the allocation of radio frequencies to specific uses. The ITU Radio Regulations are periodically reviewed and revised at World Radiocommunication Conferences (“WRC”), which take place typically every three to four years. As a result, Telesat cannot guarantee that the ITU will not change its allocation decisions and rules in the future in a way that could limit or preclude Telesat’s use of some or all of its existing or future orbital locations or spectrum.

The ITU Radio Regulations also establish operating procedures for satellite networks and prescribe detailed coordination, notification and recording procedures. With respect to the frequencies used by commercial geostationary satellites, the ITU Radio Regulations set forth a process for protecting earlier-registered satellite systems from interference from later-registered satellite systems. In order to comply with these rules, Telesat must coordinate the operation of its satellites, including any replacement satellite that has performance characteristics that are different from those of the satellite it replaces, with other satellites. This process requires potentially lengthy and costly negotiations with parties who operate or intend to operate satellites that could affect or be affected by Telesat’s satellites. For example, as part of Telesat’s coordination effort on Telstar 12, Telesat agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat S.A. (“Eutelsat”) for the life of the satellite and have retained risk of loss with respect to those transponders. Telesat also granted Eutelsat the right to acquire, at cost, four transponders on the replacement satellite for Telstar 12. Telesat has leased back from Eutelsat three of the four transponders to provide service to its customers. In addition, the Russian Satellite Communications Company (“RSCC”) has announced that it has commenced construction of a satellite which it intends to launch and operate at 14° WL, adjacent to the location of Telesat’s Telstar 12 at 15° WL. RSCC’s ITU rights over certain frequencies at 14° WL have priority over Telesat’s use of these same frequencies on Telstar 12. Telesat has had discussions with RSCC to resolve this issue but, to date, those discussions have not been successful. Failure to reach an appropriate arrangement with RSCC may result in restrictions on the use and operation of Telstar 12 which could materially restrict Telesat’s ability to earn revenue from Telstar 12 and any replacement satellite or may make a replacement satellite not economically viable.

In certain countries, a failure to resolve coordination issues is used by regulators as a justification to limit or condition market access by foreign satellite operators. In addition, while the ITU Radio Regulations require later-in-time systems to coordinate their operations with Telesat, Telesat cannot guarantee that other operators will conduct their operations so as to avoid transmitting any signals that would cause harmful interference to the signals that Telesat, or its customers, transmit. This interference could require Telesat to take steps, or pay or refund amounts to its customers, that could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement regulations and neither the ITU specifically, nor international law generally, provides clear remedies if the ITU coordination process fails. Failure to successfully coordinate Telesat’s satellites’ frequencies or to obtain or maintain other required regulatory approvals could have an adverse effect on Telesat’s financial condition, as well as on the value of its business.

The content of third-party transmissions over Telesat’s satellites may affect Telesat since Telesat could be subject to sanctions by various governmental entities for the transmission of certain content.

Telesat provides satellite capacity for transmissions by third parties. Telesat does not decide what content is transmitted over its satellites, although its contracts generally provide it with rights to prohibit certain types of content or to cease transmission or permit Telesat to require its customers to cease their transmissions under certain circumstances. A governmental body or other entity may object to some of the content carried over Telesat’s satellites, such as “adult services” video channels or content deemed political in nature. Issues arising from the content of transmissions by these third parties over Telesat’s satellites could affect its future revenues, operations or relationship with certain governments or customers.

Telesat may experience a failure of ground operations infrastructure or interference with its satellite signals that impairs the commercial performance of, or the services delivered over, its satellites or the satellites of other operators for whom it provides ground services, which could result in a material loss of revenues.

Telesat operates an extensive ground infrastructure including a satellite control center in Ottawa, its main earth station and back up satellite control facility at Allan Park, six teleports throughout Canada, one teleport located in the United States and one in Brazil and it telemetry, tracking and control (“TT&C”) facility in Perth, Australia. These ground facilities are used for controlling Telesat’s satellites and for the provision of end-to-end services to Telesat’s customers.

Telesat may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, flood, hurricane or other such acts of God), fire, acts of war or terrorism or other catastrophic events. A failure at any of these facilities would cause a significant loss of service for Telesat customers. Additionally, Telesat may experience a failure in the necessary equipment at the satellite control center, at the back-up facility, or in the communication links between these facilities and remote teleport facilities. A failure or operator error affecting TT&C operations might lead to a break-down in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellite(s), which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference could result in a failure of Telesat’s ability to deliver satellite services to its customers. A failure at any of Telesat’s facilities or in the communications links between its facilities or interference with its satellite signal could cause its revenues and backlog to decline materially and could adversely affect its ability to market its services and generate future revenues and profit.

Telesat purchases equipment from third party suppliers and depends on those suppliers to deliver, maintain and support these products to the contracted specifications in order for Telesat to meet its service commitments to its customers. Telesat may experience difficulty if these suppliers do not meet their obligations to deliver and support this equipment. Telesat may also experience difficulty or failure when implementing, operating and maintaining this equipment or when providing services using this equipment. This difficulty or failure may lead to delays in implementing services, service interruptions or degradations in service, which could cause Telesat’s revenues and backlog to decline materially and could adversely affect Telesat’s ability to market its services and generate future revenues and profit.

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

Loral, SS/L and Telesat rely on a number of key employees, including members of management and certain other employees possessing unique experience in technical and commercial aspects of the satellite manufacturing and services businesses, including personnel with security clearances for classified work and highly skilled engineers and scientists. If Loral, SS/L or Telesat are unable to retain these employees, it could be difficult to replace them. In addition, the businesses of SS/L and Telesat, with their constant technological developments, must continue to attract highly qualified and technically skilled employees. In the future, the inability of SS/L or Telesat to retain or replace these employees, or their inability to attract new highly qualified employees, could have a material adverse effect on the results of operations, business prospects and financial condition of Loral, SS/L or Telesat.

MHR may be viewed as our controlling stockholder and may have conflicts of interest with us in the future.

As of December 31, 2011, various funds affiliated with MHR and Dr. Rachesky held approximately 38.6% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 57.7% of the outstanding common equity of Loral as of December 31, 2011. As of February 15, 2012, representatives of MHR occupy two of the seven seats on our board of directors, with one seat, previously occupied by a former managing principal of MHR, currently being vacant. In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Mark H. Rachesky, President of MHR, of our voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

Interruption or failure of, or cyber-attacks on, our information technology and communications systems could hurt our ability to operate our business effectively, which could harm our business and operating results.

Our ability to operate our business depends, in part, on the continuing operation of our information technology and communications systems, which are an integral part of our business. We rely on our information and communication systems, as well as software applications developed internally to, among other things, effectively manage our accounting and financial functions, including maintaining our internal controls, manage our manufacturing processes, perform our research and development and assist with scheduling, sales order entry, purchasing, materials management and other production functions. Although we take steps to secure our information and communications systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, inclement weather, natural or man-made disasters, earthquakes, explosions, terrorist attacks, floods, fires, cyber-attacks, computer viruses, power loss, telecommunications or equipment failures, transportation interruptions, accidents or other disruptive events or attempts to harm our systems. In addition, some of our facilities, particularly those at SS/L, are located in areas with a high risk of major earthquakes, and our facilities are also subject to break-ins, sabotage and intentional acts of vandalism. Moreover, some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Our business and operations could be adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shut down, our confidential or proprietary information is stolen or disclosed, we incur costs or are required to pay fines in connection with confidential or export-controlled information that is disclosed, we must dedicate significant resources to system repairs or to increase cyber security protection or we otherwise incur significant litigation or other costs as a result of any such event. While our insurance coverage could offset losses relating to some of these types of events, to the extent any such losses are not covered by insurance, a serious disruption to our systems could significantly limit our ability to manage and operate our business efficiently, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2011, we had federal net operating loss carryforwards, or NOLs, of approximately $380 million and state NOLs, primarily California, of approximately $244 million, that are available to offset future taxable income (see Notes 2 and 10 to the Loral consolidated financial statements for a description of the accounting treatment of such NOLs). As our reorganization on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these NOLs, as well as certain other tax attributes existing at such effective date, is subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests, as determined on any applicable testing date. We would be adversely affected by an additional “ownership change” if, at the time of such change, the total market value of our equity multiplied by the federal applicable long-term tax exempt rate, which at December 31, 2011 was 3.55%, was less than $32.6 million. As of December 31, 2011, since the total market value of our equity ($2.0 billion) multiplied by the federal applicable long-term tax exempt rate was approximately $70 million an “ownership change” as of that date would not have had an adverse effect.

There is a thin trading market for our voting common stock.

Trading activity in our voting common stock, which is listed on the NASDAQ National Market, has generally been light, averaging approximately 73,000 shares per day for the year ended December 31, 2011. Moreover, over 50% of our voting common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the voting common stock and non-voting common stock they hold in Loral that eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral voting common stock and non-voting common stock that would also, if exercised, effectively eliminate such restrictions. In addition, our board of directors has authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 800,000 shares of our voting common stock. To the extent the Company does repurchase shares (in 2011, we purchased 136,494 shares of voting common stock), the number of shares available for trading in the market will be reduced thereby increasing further the illiquidity of our stock.

The market for our voting common stock could be adversely affected by future issuance of significant amounts of our voting common stock.

As of December 31, 2011, 21,093,079 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were outstanding options to purchase 339,000 shares of our voting common stock, of which 307,750 were vested and exercisable and of which 31,250 will become vested and exercisable over the next year. There were also 24,600 non-vested restricted stock units outstanding as of December 31, 2011. These restricted stock units, which may be settled either in cash or Loral voting common stock at the Company’s option, vest over the next one and a half years. As of December 31, 2011, 1,158,879 shares of our voting common stock were available for future grants under our stock incentive plan. The number of shares available for grant would be reduced if SS/L phantom stock appreciation rights are settled in Loral voting common stock. Moreover, we may further amend our stock incentive plan in the future to provide for additional increases in the number of shares available for grant thereunder.

Sales of significant amounts of our voting common stock to the public, or the perception that those sales could happen, could adversely affect the market for, and the trading price of, our voting common stock.

A public offering of stock in Telesat could adversely affect the market for, and price of, our common stock and the value of our interest in Telesat.

Since the end of October 2011, each of Loral and the other principal shareholder in Telesat has had the right under the terms of the Telesat Shareholders Agreement to require Telesat to conduct an initial public offering of its equity securities. To date, neither party has exercised such right. In the event Telesat were to conduct a public offering of its equity securities, it is uncertain whether the offering would be a primary offering of shares by Telesat, a secondary offering of shares by either or both of the Telesat shareholders or a combination of both types of offerings. It is also uncertain what effect an offering (and any corporate restructuring required in connection with such offering under the terms of the Telesat Shareholders Agreement) would have on Loral’s governance rights in Telesat. Changes in our Telesat governance rights could adversely affect the value of our interest in Telesat and the price at which our common stock trades. In addition, a public market for Telesat equity would create a situation where there would be two separate public-market proxies for the value of Telesat – our stock and the Telesat stock – which could create confusion in the market and could adversely affect the liquidity and/or trading values of either our or Telesat’s common stock.

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

We are involved in a number of lawsuits, details of which can be found in Note 15 to the Loral consolidated financial statements. Also, see “— SS/L relies on patents, and infringement by SS/L of third-party patents would increase its costs, and third parties may challenge its patents,” above, for discussion of risks related to a lawsuit filed by ViaSat. In addition, we are involved in a number of disputes which might result in litigation. A decision against us in any of these lawsuits or disputes could have a material adverse effect on our, business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate

We lease approximately 15,000 square feet of space for our corporate offices in New York.

Satellite Manufacturing

Headquartered in Palo Alto, California, with additional facilities located in nearby Menlo Park, Mountain View, and Sunnyvale, SS/L’s campus as of December 31, 2011 encompasses 1.31 million square feet, approximately 564,000 square feet of which are owned and 749,000 square feet of which are leased, spanning 35 buildings on 77 acres. The obligations under the SS/L credit agreement are secured by a first mortgage on these owned properties.

The facilities were expanded in 2007 and 2008 to accommodate as many as nine to 13 satellite construction awards per year, depending on the complexity and timing of the specific satellites, and SS/L can accommodate the integration and testing of 13 to 14 satellites at any given time in its Palo Alto facility. At these facilities, SS/L is able to construct the entire satellite — from design, to manufacturing, assembly, integration, testing, preparation for shipment to launch sites and orbit raising mission control — at one location located in the heart of the Silicon Valley.

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

SS/L has upgraded and expanded its factory in support of increased manufacturing and production, including a new 21,000 square foot repeater products facility and investments in new equipment, tools and proprietary processes. SS/L employs modern manufacturing technologies, with a composites manufacturing facility to provide advanced materials development, and state of the art antenna reflectors and lightweight structural components. Avionics and power control units are manufactured and tested on site in a specialized facility. RF and electronics subassembly and subsystem manufacturing and integration facilities and a solar array manufacturing facility are also located at the Palo Alto campus. A nearly three-decades-long history of engineering, manufacturing and testing of solar arrays, solar array drive assemblies and batteries has also led to the development of specialized facilities on SS/L’s campus.

SS/L’s technologically advanced mission control center, with three separate control rooms, can support three launch campaigns simultaneously, from launch and orbit raising, through on-orbit testing. Emergency backup generators, as well as backup communication equipment, are kept at the ready during all campaigns to ensure the successful launch and on-orbit delivery of SS/L satellites.

SS/L also maintains secured spaces in our buildings in Palo Alto, meeting all security clearance requirements for its current classified government projects.

In addition to SS/L’s facilities, SS/L has established good working relationships with corporations that have suitable additional facilities to meet its overflow requirements. SS/L has a close working relationship with the David Florida Laboratories in Ottawa, Canada for use of its thermal vacuum chamber and has a relationship with MacDonald, Dettwiler and Associates Ltd. to allow for use of its near field test facility for antenna subsystems.

SS/L expects to spend approximately $200 million over the three-year period ending December 31, 2013, including $37 million of expenditures in 2011, related to an infrastructure campaign that includes the building of a second thermal vacuum chamber, completing certain building and systems modifications and purchasing additional test and satellite handling equipment to meet its contractual obligations more efficiently. Upon completion of this infrastructure campaign, we anticipate returning to a more customary level of annual capital expenditures of $30 million to $40 million, excluding major system upgrades caused by additional expansion or technology insertion.

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

Satellite Services

Telesat leases an area in its headquarters building of approximately 112,000 rentable square feet pursuant to a lease which commenced February 1, 2009 and provides for a fifteen year term (terminable by Telesat Canada at any time after ten years upon two years notice).

The Allan Park earth station, located northeast of Toronto, Ontario on 65 acres of land, houses a customer support center and a technical control center. This facility is the single point of contact for Telesat’s international customers and is also the main earth station complex providing TT&C services for the satellites Telesat operates. The Allan Park earth station also houses Telesat’s backup satellite control center for the Nimiq and Anik satellites.

In addition to these facilities, Telesat leases facilities for administrative and sales offices in various locations throughout Canada and the United States as well as in Brazil, England, the Netherlands and Singapore.

Item 3. Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the Loral consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 15 to the Loral consolidated financial statements for this discussion.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price and Dividend Information

Loral’s amended and restated certificate of incorporation provides that the total authorized capital stock of the Company is eighty million (80,000,000) shares consisting of two classes: (i) seventy million (70,000,000) shares of common stock, $0.01 par value per share, divided into two series, of which 50,000,000 shares are voting common stock and 20,000,000 shares are non-voting common stock and (ii) ten million (10,000,000) shares of preferred stock, $0.01 par value per share. Each share of voting common stock and each share of non-voting common stock are identical and are treated equally in all respects, except that the non-voting common stock does not have voting rights except as set forth in Article IV(a)(iv) of the amended and restated certificate of incorporation and as otherwise provided by law. Article IV(a)(iv) of Loral’s amended and restated certificate of incorporation provides that Article IV(a) of the amended and restated certificate of incorporation, which provides for, among other things, the equal treatment of the non-voting common stock with the voting common stock, may not be amended, altered or repealed without the affirmative vote of holders of a majority of the outstanding shares of the non-voting common stock, voting as a separate class. Except as otherwise provided in the amended and restated certificate of incorporation or bylaws of Loral, each holder of Loral voting common stock is entitled to one vote in respect of each share of Loral voting common stock held of record on all matters submitted to a vote of stockholders.

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

Our voting common stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral voting common stock as reported on the NASDAQ National Market from January 1, 2010 through December 31, 2011.

	September 30,	September 30,
	High	Low
Year ended December 31, 2011
Quarter ended December 31, 2011	$64.95	$47.19
Quarter ended September 30, 2011	72.11	45.65
Quarter ended June 30, 2011	80.56	62.41
Quarter ended March 31, 2011	82.49	71.26
Year ended December 31, 2010
Quarter ended December 31, 2010	$85.16	$51.30
Quarter ended September 30, 2010	56.85	41.53
Quarter ended June 30, 2010	45.45	33.30
Quarter ended March 31, 2010	36.55	26.35

There is no established trading market for the Company’s non-voting common stock. All of the shares of non-voting common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act.

(b) Approximate Number of Holders of Common Stock

At February 17, 2012, there were 283 holders of record of our voting common stock and five holders of record of our non-voting common stock.

(c) Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by Loral of its voting common stock that are registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2011. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of Loral’s voting common stock have been recorded as treasury shares.

	September 30,	September 30,	September 30,	September 30,
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
November 17-30, 2011	44,346	$60.07	44,346	755,654
December 1-31, 2011	92,148	62.25	92,148	663,506

Total	136,494		136,494

(1)	On November 14, 2011, Loral’s Board of Directors approved a share purchase program that authorizes Loral to purchase up to 800,000 shares of its outstanding voting common stock.

(d) Dividends

Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors. To date, Loral has not paid any dividends on its common stock.

(e) Securities Authorized for Issuance under Equity Compensation Plans

See Note 11 to the Loral consolidated financial statements for information regarding the Company’s stock compensation plan. Compensation information required by Item 11 will be presented in the Company’s 2012 definitive proxy statement which is incorporated herein by reference.

(f) Comparison of Cumulative Total Returns

Set forth below is a graph comparing the cumulative performance of our common stock with the NASDAQ Composite Index and the NASDAQ Telecommunications Index from December 31, 2006 to December 31, 2011. The graph assumes that $100 was invested on December 31, 2006 in each of our voting common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.

Item 6. Selected Financial Data

The following table sets forth our selected historical financial and operating data for each of the five years in the period ended December 31, 2011.

Until October 31, 2007, the operations of our satellite services segment were conducted through Loral Skynet Corporation (“Loral Skynet”). On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdco, a then newly formed joint venture, completed the acquisition of Telesat from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet to Telesat. Loral Skynet has, therefore, been excluded from the selected financial data subsequent to October 31, 2007. We refer to this acquisition and transfer of assets and liabilities as the Telesat transaction.

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

LORAL SPACE & COMMUNICATIONS INC.

(In thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of operations data:
Revenues:
Satellite Manufacturing	$1,107,365	$1,158,985	$993,400	$869,398	$761,363
Satellite Services	—	—	—	—	121,091

Total Revenues	1,107,365	1,158,985	993,400	869,398	882,454
Operating income (loss)(1)	93,434	80,608	20,211	(193,977)	45,256
Income (loss) before income taxes and equity in net income (losses) of affiliates(2)(3)	109,990	93,094	26,975	(151,523)	157,786
Income tax (provision) benefit(4)	(89,145)	308,622	(5,571)	(45,744)	(83,457)
Income (loss) before equity in net income (losses) of affiliates	20,845	401,716	21,404	(197,267)	74,329
Equity in net income (losses) of affiliates(5)	106,329	85,625	210,298	(495,649)	(21,430)

Net income (loss)	127,174	487,341	231,702	(692,916)	52,899
Net income attributable to noncontrolling interest	(497)	(495)	—	—	(23,240)

Net income (loss) attributable to Loral	126,677	486,846	231,702	(692,916)	29,659
Preferred dividends	—	—	—	(24,067)	(19,379)
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock(6)	—	—	—	—	(25,685)

Net income (loss) applicable to Loral’s common shareholders	$126,677	$486,846	$231,702	$(716,983)	$(15,405)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$4.13	$16.18	$7.79	$(35.13)	$(0.77)

Diluted income (loss) per share	$3.92	$15.63	$7.73	$(35.13)	$(0.77)

Cash flow data:
Provided by (used in) operating activities	$57,994	$41,949	$154,562	$(202,210)	$27,123
(Used in) provided by investing activities	(4,037)	(54,057)	(48,750)	(47,308)	61,519
(Used in) provided by financing activities	(22,644)	9,704	(55,155)	52,372	39,510

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009	2008	2007
Balance sheet data:
Cash and cash equivalents	$197,114	$165,801	$168,205	$117,548	$314,694
Total assets	1,836,153	1,754,909	1,253,452	995,867	1,702,939
Debt, including current portion	—	—	—	55,000	—
Non-current liabilities	485,598	414,013	380,143	381,836	289,602
Equity
Loral shareholders’ equity	$946,459	$900,320	$431,991	$209,657	$973,558
Non-controlling interest	1,126	629	—	—	—

Total equity	$947,585	$900,949	$431,991	$209,657	$973,558

(1)

During 2008, we recorded a goodwill impairment charge of $187.9 million. In connection with the Telesat transaction, which closed on October 31, 2007, we recognized a gain of $104.9 million in 2007 on the contribution of substantially all of the assets and related liabilities of Loral Skynet to Telesat. See Note 7 to the Loral consolidated financial statements.

(2)	In connection with the Telesat transaction during 2007, we recognized a gain on foreign exchange contracts of $89.4 million.

(3)

During 2008, we recorded income of $58.3 million related to a gain on litigation recovery from Rainbow DBS and a loss of $19.5 million related to the award of attorneys’ fees and expenses to the plaintiffs for shareholder litigation concluded during 2008.

(4)

During the fourth quarter of 2010, we determined, based on all available evidence, that a full valuation allowance was no longer required on our deferred tax assets and, therefore, $335.3 million of the valuation allowance was reversed as an income tax benefit (see Note 10 to the Loral consolidated financial statements).

(5)

Beginning October 31, 2007, our principal affiliate is Telesat. Loral also has investments in XTAR and joint ventures providing Globalstar service, which are accounted for under the equity method. On December 21, 2007, Loral agreed to sell its interest in Globalstar do Brasil S.A. which resulted in Loral recording a charge of $11.3 million in 2007.

(6)

As of December 23, 2008, in accordance with a court ordered restated certificate of incorporation, the previously issued Loral Series-1 Preferred stock was cancelled and converted to non-voting common stock. As the fair value of Loral’s common stock from January 1 to December 23, 2008 was less than the conversion price ($30.1504), we did not record any beneficial conversion feature during 2008.

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

On October 31, 2007, Loral and its Canadian Partner, Public Sector Pension Investment Board (“PSP”), through Telesat Holdings, Inc. (“Telesat Holdco”), a then newly-formed joint venture, completed the acquisition of Telesat Canada (“Telesat”) from BCE Inc. (“BCE”). In connection with this acquisition, Loral transferred on that same date substantially all of the assets and related liabilities of Loral Skynet Corporation (“Loral Skynet”) to Telesat. Loral holds a 64% economic interest and 33 1/3% voting interest in Telesat Holdco. Loral accounts for this investment using the equity method of accounting.

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

As of December 31, 2011, SS/L had $1.4 billion in backlog for 22 satellites for customers including, among others, Intelsat Global S.A., SES S.A., Telesat Holdings Inc., Hispasat, S.A., EchoStar Corporation, Sirius-XM Satellite Radio, TerreStar Networks, Inc., Asia Satellite Telecommunications Co. Ltd., Hughes Network Systems, LLC, ViaSat, Inc., Eutelsat/ictQatar, DIRECTV, Sing Tel Optus, Satélites Mexicanos, S.A. de C.V., Asia Broadcast Satellite and Telenor Satellite Broadcasting. From January 1, 2012 to February 15, 2012, SS/L was awarded contracts for three satellites, including two satellites for NBN Co. Limited.

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

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L expects to spend approximately $200 million over the three-year period ending December 31, 2013, including $37 million of expenditures in 2011, related to an infrastructure campaign that includes the building of a second thermal vacuum chamber, completing certain building and systems modifications and purchasing additional test and satellite handling equipment to meet its contractual obligations more efficiently. Upon completion of this infrastructure campaign, we anticipate returning to a more customary level of annual capital expenditures of $30 million to $40 million, excluding major system upgrades caused by additional expansion or technology insertion.

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

Satellite Services

Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.3 billion of backlog as of December 31, 2011.

Telesat is a leading global fixed satellite services operator, with offices and facilities around the world. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations.

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

At December 31, 2011, Telesat provided satellite services to customers from its fleet of 12 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite which was launched in October 2011. Telesat currently has two satellites under construction: Nimiq 6, which Telesat anticipates will be launched in the first half of 2012, and Anik G1, which Telesat anticipates will be launched in the second half of 2012.

Telesat’s commitment to providing strong customer service and its focus on innovation and technical expertise has allowed it to successfully build its business to date. Building on its existing contractual revenue backlog, Telesat’s focus is on taking disciplined steps to grow its core business and sell newly launched and existing in-orbit satellite services, and, in a disciplined manner, use the cash flow generated by existing business, contracted expansion satellites and cost savings to strengthen the business.

Telesat believes its satellites offer a strong combination of existing revenue backlog, revenue growth and a strong foundation upon which it will seek to continue to grow its revenue and cash flows. The growth is expected to come from the Canadian payload on the ViaSat-1 satellite, its Nimiq 6 satellite, its Anik G1 satellite, and the sale of available capacity on its existing in-orbit satellites.

Telesat believes that it is well-positioned to serve its customers and the markets in which it participates. Telesat actively pursues opportunities to develop new satellites, particularly in conjunction with current or prospective customers, who will commit to long term service agreements prior to the time the satellite construction contract is signed. Although Telesat regularly pursues opportunities to develop new satellites, it does not procure additional or replacement satellites until it believes there is a demonstrated need and a sound business plan for such satellite capacity.

Telesat anticipates that it can increase revenue without a proportional increase in operating expenses, allowing for operating margin expansion. The satellite services business is capital intensive and the build-out of a satellite fleet requires substantial time and investment. Once the investment in a satellite is made, the incremental cost to maintain and operate the satellite is relatively low over the life of the satellite, with the exception of in-orbit insurance. The relatively fixed cost nature of the business, combined with contracted revenue growth and other growth opportunities, is expected to produce growth in income and operating cash flow.

In 2012, Telesat will remain focused on: increasing utilization on its existing satellites, continuing construction of the satellites it is currently procuring, securing additional customer requirements to support the procurement of additional satellites and maintaining cost and operating discipline.

On April 11, 2011, Telesat acquired from Loral the Canadian payload on the ViaSat-1 satellite and a 15-year revenue contract with Xplornet Communications Inc. to make use of the payload. The ViaSat-1 satellite was successfully launched in October 2011 and entered into commercial service in December 2011.

Telesat determined that following the launch in May 2011 of the Telstar 14R/Estrela do Sul 2 satellite, the satellite’s north solar array failed to fully deploy. The north solar array anomaly has diminished the amount of power available for the satellite’s transponders and has reduced the life expectancy of the satellite. However, the satellite will support all of the existing services to customers formerly provided by Telstar 14/Estrela do Sul, the satellite it replaced at 63° West Longitude, as well as provide some additional capacity for expansion.

Telesat has insurance policies that provide coverage for a total, constructive total or partial loss of Telstar 14R /Estrela do Sul 2. During the third quarter of 2011, Telesat filed a claim under its policies with its insurers. In December 2011, Telesat received insurance proceeds in the amount of $132.7 million. The proceeds will be reinvested in satellite procurements in accordance with the terms and conditions of the Credit Agreement.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 47% of Telesat’s revenues received in Canada for the year ended December 31, 2011, a large portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at December 31, 2011 would have increased or decreased Telesat’s net income for the year ended December 31, 2011 by approximately $155 million. During the period from October 31, 2007 to December 31, 2011, Telesat’s U.S. term loan facility, senior notes and senior subordinated notes have increased by approximately $192 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. term loan facility debt into CAD 1.224 billion of debt, decreased by approximately $158 million.

Strategic Developments

Telesat’s Board of Directors and shareholders have authorized management to explore a refinancing/recapitalization transaction, which, if consummated, could result in, among other things, the incurrence by Telesat of up to approximately CAD 530 million of additional debt and payments to Telesat’s option holders and distributions to Telesat’s shareholders of up to approximately CAD 705 million, of which up to approximately CAD 420 million would be paid to Loral. Among the factors that may affect the determination whether to proceed with this potential transaction are market conditions for refinancing and incurrence of additional indebtedness. If any transaction results in receipt of proceeds by Loral, Loral would evaluate all alternatives for the use of such proceeds, including stock repurchases and/or a dividend to Loral stockholders.

With regard to SS/L, Loral has been exploring various strategic initiatives relating to the separation of its satellite manufacturing subsidiary from Loral, including a potential spin-off as well as other strategic alternatives. In connection with a potential spin-off, the Loral Board of Directors previously formed a committee of independent directors to negotiate and approve the terms and conditions of the stock that would be distributed in respect of the Company’s non-voting common stock pursuant to a spin-off of SS/L and to evaluate alternatives with respect thereto. The Company is considering alternatives to a spin-off for the separation of SS/L from Loral and, as a result, the Company has asked the committee to defer further work on its assignment.

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

The following discussion of revenues and Adjusted EBITDA (see Note 16 to the financial statements) reflects the results of our business segments for 2011, 2010 and 2009. The balance of the discussion relates to our consolidated results unless otherwise noted.

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

Loral has two segments: Satellite Manufacturing and Satellite Services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The Satellite Services segment includes 100% of the results reported by Telesat for the years ended December 31, 2011, 2010 and 2009. Although we analyze Telesat’s revenue and expenses under the Satellite Services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results under the equity method of accounting.

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements (in millions):

Revenues:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In millions)
Satellite Manufacturing	$1,108.2	$1,165.1	$1,008.7
Satellite Services	817.3	797.3	691.6

Segment revenues	1,925.5	1,962.4	1,700.3
Eliminations(1)	(0.8)	(6.1)	(15.3)
Affiliate eliminations(2)	(817.3)	(797.3)	(691.6)

Revenues as reported(3)	$1,107.4	$1,159.0	$993.4

See explanations below for Notes 1, 2 and 3.

Changes in revenues from period to period are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues are recognized on the cost-to-cost percentage of completion method over the construction period, which usually ranges between 24 and 36 months. Large satellites with significant new development can require up to 48 months for completion.

Revenues from Satellite Manufacturing before eliminations decreased $57 million for the year ended December 31, 2011 as compared to 2010, due to an $81 million reduction in revenues generated by the percentage of completion effect of lower costs incurred in 2011 resulting from the timing of manufacturing activity and the average size and profitability of satellites under construction during the period and the Telstar 14R anomaly impact of $13 million, partially offset by improved factory efficiency (which reduces the estimated cost to complete and increases the percentage of completion and the revenue recognized) of $37 million. Eliminations for the year ended December 31, 2011 and 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which was being constructed by SS/L (see Note 17 to the financial statements). Eliminations decreased in 2011 due to the sale of Loral’s portion of the ViaSat-1 payload on April 11, 2011.

Satellite Services segment revenue increased by $20 million for the year ended December 31, 2011 as compared to 2010 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues. In addition, revenue growth in Telesat’s international enterprise activities and in its Infosat subsidiary was partially offset by a scheduled rate reduction on a long-term contract. Satellite Services segment revenues excluding foreign exchange impact would have increased by approximately $3 million for the year ended December 31, 2011 as compared with 2010.

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

Adjusted EBITDA:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In millions)
Satellite Manufacturing	$137.7	$143.1	$90.6
Satellite Services	629.2	606.7	488.1
Corporate expenses	(17.2)	(17.9)	(21.4)

Segment Adjusted EBITDA before eliminations	749.7	731.9	557.3

Eliminations(1)	(0.3)	(1.5)	(1.7)
Affiliate eliminations(2)	(629.2)	(606.7)	(488.1)

Adjusted EBITDA	$120.2	$123.7	$67.5

See explanations below for Notes 1 and 2.

Satellite Manufacturing segment Adjusted EBITDA decreased $5 million for the year ended December 31, 2011 compared with the year ended December 31, 2010. The decrease was primarily due to a $14 million increase in research and development expenses, a $13 million increase in marketing expenses primarily as a result of increased proposal activity, a $27 million reduction that resulted from the lower profitability on the mix of satellites under construction in 2011 and the Telstar 14R anomaly impact of $13 million, partially offset by margin increases of $35 million from improved factory efficiency and $27 million as a result of a loss recorded in 2010 on a 2010 contract award. The Adjusted EBITDA margin remained the same at 12% for the years ended December 31, 2011 and 2010.

Satellite Services segment Adjusted EBITDA increased by $23 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to the revenue increase described above and cost reductions related to operating discipline, lower revenue related expenses and lower in-orbit insurance premiums, partially offset by the impact of U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses and increased cost of equipment sales. Satellite Services segment Adjusted EBITDA excluding foreign exchange impact would have increased by $10 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010.

Corporate expenses decreased by approximately $1 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to reduced fringe expenses related to stock-based compensation.

Satellite Manufacturing segment Adjusted EBITDA increased $53 million for 2010 compared with 2009. The increase consists of $55 million from improved factory performance, $35 million from the increased sales volume, $9 million from performance incentives earned, net of penalties and a $4 million decrease in selling, general and administrative expenses (other than depreciation and amortization), partially offset by a decrease of $20 million from prior year contract scope additions, a $27 million loss resulting from a contract award in the third quarter of 2010 and a $3 million increase in stock-based compensation from SS/L phantom stock appreciation rights that are expected to be paid in cash. As a result, the Adjusted EBITDA margin increased to 12% in 2010 from 9% in 2009.

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

Reconciliation of Adjusted EBITDA to Net Income:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In millions)
Adjusted EBITDA	$120.2	$123.7	$67.5
Depreciation, amortization and stock-based compensation(4)	(33.7)	(36.3)	(47.3)
Gain on disposition of net assets	6.9	—	—
Directors’ indemnification expense (5)	—	(6.8)	—
Operating income	93.4	80.6	20.2
Interest and investment income	21.4	13.5	8.3
Interest expense	(2.7)	(3.1)	(1.4)
Gain on litigation(6)	4.5	5.0	—
Other expense	(6.6)	(2.9)	(0.1)
Income tax (provision) benefit (7)	(89.1)	308.6	(5.6)
Equity in net income of affiliates	106.3	85.6	210.3

Net income	$127.2	$487.3	$231.7

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral and its wholly owned subsidiaries.

(2)	Represents the elimination of amounts attributed to Telesat whose results are reported in our consolidated statements of operations as equity in net income of affiliates.

(3)	Includes revenues from affiliates of $140.0 million, $137.2 million and $92.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(4)	Includes non-cash stock-based compensation of $1.2 million, $2.5 million and $7.5 million for the years ended December 31, 2011, 2010 and 2009, respectively (see Note 11 to the financial statements).

(5)	Represents the indemnification of legal expenses, net of insurance recovery, incurred by MHR-affiliated directors in defense of claims asserted against them in their capacity as directors of Loral.

(6)	Represents income from directors’ and officers insurance recoveries related to plaintiffs’ fees in shareholder litigation.

(7)

During the fourth quarter of 2010, we determined, based on all available evidence, that a full valuation allowance was no longer required on our deferred tax assets and, therefore, $335.3 million of the valuation allowance was reversed as an income tax benefit (see Note 10 to the financial statements).

2011 Compared with 2010 and 2010 Compared with 2009

The following compares our consolidated results for 2011, 2010 and 2009 as presented in our financial statements:

Revenue from Satellite Manufacturing

	September 30,	September 30,	September 30,	September 30,	September 30,
				% Increase (Decrease)
	Year Ended December 31,			2011 vs.	2010 vs.
	2011	2010	2009	2010	2009
	(In millions)
Revenue from Satellite Manufacturing	$1,108	$1,165	$1,008	(5%)	16%
Eliminations	(1)	(6)	(15)	(83%)	(60%)

Revenue from Satellite Manufacturing as reported	$1,107	$1,159	$993	(4%)	17%

Revenues from Satellite Manufacturing before eliminations decreased $57 million for the year ended December 31, 2011 as compared to 2010, due to an $81 million reduction in revenues generated by the percentage of completion effect of lower costs incurred in 2011 resulting from the timing of manufacturing activity and the average size and profitability of satellites under construction during the period and the Telstar 14R anomaly impact of $13 million, partially offset by improved factory efficiency (which reduces the estimated cost to complete and increases the percentage of completion and the revenue recognized) of $37 million. Eliminations for the year ended December 31, 2011 and 2010 consist primarily of revenue applicable to Loral’s interest in a portion of the payload of the ViaSat-1 satellite which was being constructed by SS/L (see Note 17 to the financial statements). Eliminations decreased in 2011 due to the sale of Loral’s portion of the ViaSat-1 payload on April 11, 2011. As a result, revenues from Satellite Manufacturing as reported decreased $52 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

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

Cost of Satellite Manufacturing

	September 30,	September 30,	September 30,	September 30,	September 30,
				% Increase (Decrease)
	Year Ended December 31,			2011 vs.	2010 vs.
	2011	2010	2009	2010	2009
	(In millions)
Cost of Satellite Manufacturing	$909	$987	$880	(8%)	12%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	82%	85%	89%

Cost of Satellite Manufacturing decreased by $78 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as a result of a $48 million decrease from the timing of manufacturing activity, a $24 million decrease from a loss recorded in 2010 on a 2010 contract award and a $5 million reduction in depreciation and amortization.

Cost of Satellite Manufacturing increased by $107 million for 2010 as compared to 2009 as a result of a $92 million increase from the higher sales volume and the $27 million loss from a contract award in the third quarter of 2010, partially offset by a $7 million decrease in amortization and a $2 million decrease in stock-based compensation.

Selling, General and Administrative Expenses

	September 30,	September 30,	September 30,	September 30,	September 30,
				% Increase (Decrease)
	Year Ended December 31,			2011 vs.	2010 vs.
	2011	2010	2009	2010	2009
	(In millions)
Selling, general and administrative expenses	112	85	93	32%	(4%)

% of revenues as reported	10%	7%	9%

Selling, general and administrative expenses increased by $27 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to a $13 million increase in marketing expenses primarily as a result of increased proposal activity and a $14 million increase in research and development expenses.

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

Gain on Disposition of Net Assets

Gain on disposition of net assets for the year ended December 31, 2011 represents the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat, net of the elimination of Loral’s 64% ownership interest in Telesat.

Directors’ Indemnification Expense

Directors’ indemnification expense for the year ended December 31, 2010 represents our indemnification of legal expenses incurred by MHR-affiliated directors in defense of claims asserted against them in their capacity as directors of Loral, net of directors and officers insurance recoveries (see Note 15 to the financial statements).

Interest and Investment Income

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In millions)
Interest and investment income	$21	$14	$8

Interest and investment income increased by $7 million for 2011 as compared to 2010, primarily due to $5 million of increased interest income on long-term orbital receivables as a result of satellite launches and interest income on directors and officers liability insurance claims.

Interest and investment income increased by $6 million for 2010 as compared to 2009, primarily due to increased interest income on long-term orbital receivables as a result of satellite launches.

Interest Expense

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In millions)
Interest expense	$3	$3	$1

Interest expense for 2011, 2010 and 2009 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement and the interest related to the ChinaSat transponders. Interest expense for 2009 includes a $1 million reversal of interest expense previously recorded due to the favorable resolution of a contingent liability.

Gain on Litigation

For each of the years ended December 31, 2011 and 2010, we recorded income of $5.0 million from directors and officers insurance recoveries related to plaintiffs fees for shareholders litigation arising from the issuance of our Series-1 Preferred Stock which was concluded during 2008 (see Note 15 to the financial statements).

Other Expense

Other expense for the year ended December 31, 2011, includes expenses related to the evaluation of strategic alternatives for SS/L and preparation for a potential spin-off of SS/L.

Other expense for the year ended December 31, 2010, includes expenses related to the evaluation of strategic alternatives for SS/L and preparation and filing of registration statements and amendments related to a potential initial public offering of SS/L, partially offset by the reversal of a liability related to the sale of certain assets in a prior year.

Income Tax Provision

Until the fourth quarter of 2010, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to the deferred tax assets related to AMT credit carryforwards. During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future, and therefore, a full valuation allowance was no longer required. Accordingly, during the fourth quarter of 2010, we reversed $335.3 million of our valuation allowance as a deferred income tax benefit. As of December 31, 2011, we maintained a valuation allowance of $10.9 million against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods and character of such attributes and will continue to maintain such valuation allowance until sufficient positive evidence exists to support its full or partial reversal.

For 2011, we recorded a current tax provision of $19.9 million (which included a provision of $17.1 million to increase our liability for uncertain tax positions (“UTPs”) ) and a deferred tax provision of $69.2 million (which included a benefit of $17.9 million for UTPs), resulting in a total provision of $89.1 million on pre-tax income of $110.0 million. For 2010, we recorded a current tax provision of $16.6 million (which included a provision of $11.5 million to increase our liability for UTPs) and a deferred tax benefit of $325.2 million (which included a benefit of $14.1 million for UTPs), resulting in a total tax benefit of $308.6 million on pre-tax income of $93.1 million. For 2009, we recorded a current tax provision of $5.8 million (which included a provision of $2.3 million to increase our liability for UTPs) and a deferred tax benefit of $0.2 million, resulting in a total provision of $5.6 million on pre-tax income of $27.0 million.

For 2011, the additional provision is primarily attributable to the impact of our equity in net income of Telesat on the deferred income tax provision after having reversed our valuation allowance in the fourth quarter of 2010.

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net Income of Affiliates

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In millions)
Telesat	$114.5	$92.8	$213.2
XTAR	(6.7)	(7.0)	(2.7)
Other	(1.5)	(0.2)	(0.2)

	$106.3	$85.6	$210.3

Equity in net income of affiliates for the year ended December 31, 2011, includes a charge of $1.5 million to reduce the carrying value of our investment in an affiliate to zero based on our determination that the investment has been impaired and the impairment is other than temporary.

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 follows (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31			Year Ended December 31
	2011	2010	2009	2011	2010	2009
	(In Canadian dollars)			(In U.S. dollars)
Statement of Operations Data:
Revenues	808.4	821.4	788.7	817.3	797.3	691.6
Operating expenses	(186.0)	(196.5)	(232.0)	(188.1)	(190.7)	(203.4)
Depreciation, amortization and stock-based compensation	(245.3)	(256.8)	(262.5)	(248.0)	(249.3)	(230.2)
Gain on insurance proceeds	135.0	—	—	136.5	—	—
Impairment of intangible assets	(1.1)	—	—	(1.1)	—	—
(Loss) gain on disposition of long-lived assets	(1.5)	3.9	33.4	(1.5)	3.7	29.3
Operating income	509.5	371.9	327.6	515.1	361.0	287.3
Interest expense	(218.2)	(241.6)	(260.0)	(220.6)	(234.5)	(228.0)
Foreign exchange (losses) gains	(80.1)	164.0	500.9	(81.0)	159.2	439.2
Gains (losses) on financial instruments	50.1	(79.2)	(169.9)	50.7	(76.9)	(149.0)
Other income (expense)	2.0	0.6	(0.9)	2.0	0.6	(0.7)
Income tax provision	(64.6)	(42.4)	(2.5)	(65.3)	(41.2)	(2.2)
Net income loss	198.7	173.3	395.2	200.9	168.2	346.6
Average exchange rate for translating Canadian dollars to U.S. dollars				.9891	1.0302	1.1405

	September 30,	September 30,	September 30,	September 30,
	As of December 31,		As of December 31,
	2011	2010	2011	2010
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	359.3	290.8	351.8	291.4
Total assets	5,461.1	5,298.8	5,347.2	5,309.4
Current liabilities	295.6	293.9	289.4	294.5
Long-term debt, including current portion	2,877.9	2,923.0	2,817.9	2,928.9
Total liabilities	4,131.8	4,137.1	4,045.6	4,145.3
Redeemable preferred stock	141.4	141.4	138.5	141.7
Shareholders’ equity	1,187.9	1,020.4	1,163.1	1,022.4
Period end exchange rate for translating Canadian dollars to U.S. dollars			1.0213	0.9980

Following the May 2011 launch of Telstar 14R/Estrela do Sul 2, an SS/L-built satellite, the satellite’s north solar array failed to fully deploy. The north solar array anomaly has diminished the amount of power available for the satellite’s transponders and has reduced the life expectancy of the satellite. As a result, during the third quarter of 2011, Telesat carried out an impairment test for the satellite. Based on Telesat management’s best estimates and assumptions, there was no impairment in Telstar 14R/Estrela do Sul 2 and as a result no adjustment to the carrying value of the asset was required. In December 2011, Telesat received insurance proceeds of $132.7 million from its insurers with respect to the claim Telesat filed for the failed solar array deployment.

Gain on disposition of long-lived assets in 2009 results from the transfer of Telesat’s leasehold interests in the Telstar 10 satellite and related contracts to APT Satellite for a total consideration of approximately $69 million.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2011, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. We estimated that, after considering the impact of hedges, a five percent change in the value of the Canadian dollar against the U.S. dollar at December 31, 2011 would have increased or decreased Telesat’s net income for the year 2011 by approximately $155 million. During the period from October 31, 2007 to December 31, 2011, the carrying value of Telesat’s U.S. Term Loan Facility, Senior Notes and Senior Subordinated Notes has increased by approximately $192 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $158 million.

The equity losses in XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. During November 2011 and January 2012, XTAR reduced its revenue forecast for 2012 and subsequent years. We have performed an impairment test for our investment in XTAR as of December 31, 2011, using the January 2012 forecast, and concluded that our investment in XTAR was not impaired. Any further declines in XTAR’s projected revenues may result in a future impairment charge.

Backlog

Backlog as of December 31, 2011 and 2010 was as follows (in millions):

	September 30,	September 30,
	2011	2010
Satellite Manufacturing	$1,426	$1,625
Satellite Services	5,333	5,477

Total backlog before eliminations	6,759	7,102
Satellite Manufacturing eliminations	—	(4)
Satellite Services eliminations	(5,333)	(5,477)

Total backlog	$1,426	$1,621

It is expected that approximately 62% of satellite manufacturing backlog as of December 31, 2011 will be recognized as revenue during 2012.

It is expected that approximately 11% of satellite services backlog will be recognized as revenue during 2012.

As of December 31, 2011, Telesat had received approximately $399 million of customer prepayments, none of which is related to satellites under construction.

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

Satellite construction contracts often include provisions for performance incentives pursuant to which a portion of the contract value (typically about 10%) is at risk, over the life of the satellite (typically 15 years), contingent upon the in-orbit performance of the satellite in accordance with contractual specifications. These performance incentives are structured in two forms: (i) under warranty payback, the customer pays the entire amount of the performance incentives during the period of satellite construction and such performance incentive amounts are subject to warranty claims, or (ii) under orbital receivables, the customer makes payments of performance incentives at regular intervals (often monthly) over the in-orbit life of the satellite.

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

Estimates for performance incentives and penalties are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Changes in estimates are typically the result of schedule changes that affect performance incentives and penalties, changes in contract scope, changes in new business forecasts that can affect the level of overhead allocated to a given contract and changes in estimates on contracts as a result of the complex nature of the satellites we manufacture. Changes in estimates are included in sales and cost of sales using the cumulative catch-up method, which recognizes the cumulative effect of changes in estimates on current and prior periods in the current period based on a contract’s completion percentage. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period will result in additional revenue and profit, and unfavorable changes in estimates will result in a reduction of revenue and profit or the recording of a loss that will be borne solely by us. For the years ended December 31, 2011, 2010 and 2009, cumulative catch up adjustments related to prior year activity as a result of changes in contract estimates increased operating income by $48 million, $59 million and $41 million, respectively, and diluted earnings per share by $0.90, $1.15 and $0.62, respectively.

Billed Receivables and Long-Term Receivables

We are required to estimate the collectability of our long-term receivables and billed receivables which are included in contracts in process on our consolidated balance sheet. A considerable amount of judgment is required in assessing the collectability of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Charges for bad debts recorded to the statements of operations on billed receivables for the years ended December 31, 2011, 2010 and 2009, were nil, nil and $2.8 million, respectively. At December 31, 2011, 2010 and 2009, billed receivables were net of allowances for doubtful accounts of $0.2 million, $0.2 million and $3.7 million, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated periodically. Performance incentives, whether warranty payback or orbital receivables, are recorded as receivables on our balance sheet as we record the revenues on the satellite during the construction period, which is typically two to three years. Performance incentives structured as warranty payback are included in contracts in process, and orbital receivables, which are collected over the in-orbit life of the satellite, are included in long-term receivables.

Inventories

Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, are written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory. Charges for inventory obsolescence included in the consolidated statements of operations were nil, $4.3 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

These provisions are applicable to all of our assets and liabilities that are measured and recorded at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents: Money market funds	$191,482	$—	$—

Available-for-sale securities: Communications industry	$531	$—	$—

Derivatives: Foreign exchange contracts	$—	$1	$—
Non-qualified pension plan assets	$844	$—	$—
Liabilities
Derivatives: Foreign exchange contracts	$—	$4,622	$—

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of December 31, 2011.

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

Taxation

Loral is subject to U.S. federal, state and local income taxation on its worldwide income and foreign taxes on certain income from sources outside the United States. Our foreign subsidiaries are subject to taxation in local jurisdictions. Telesat is subject to tax in Canada and other jurisdictions and Loral will provide in operating earnings any additional U.S. current and deferred tax required on distributions received or deemed to be received from Telesat.

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

The tax effects of an uncertain tax position (“UTP”) taken or expected to be taken in income tax returns are recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis.

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

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. Changes in applicable high-quality long-term corporate bond indices are also considered. The discount rate determined on this basis was 4.75% as of December 31, 2011, a decrease of 75 basis points from December 31, 2010.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Both investment types may include alternative investments which are permitted to be up to 40% of total plan assets. Pension plan assets are primarily managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment managers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. The expected long-term rate of return on plan assets determined on this basis was 8.0% for 2011, 2010 and 2009. For 2012, we are continuing to use an expected long-term rate of return of 8.0%.

These pension and other employee postretirement benefit costs are expected to increase to approximately $26.8 million in 2012 from $18.8 million in 2011, primarily due to the lower discount rate. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased these pension and other employee postretirement benefits costs by approximately $2.9 million and $1.5 million, respectively, in 2011.

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $315.7 million at December 31, 2011. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

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

The Company estimates expected forfeitures of stock-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may impact the timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in each reporting period and may change based on new facts and circumstances. We emerged from bankruptcy on November 21, 2005, and as a result, we did not have sufficient stock price history upon which to base our volatility assumption for measuring our stock-based awards. In determining the volatility used in our models, we considered the volatility of the stock prices of selected companies in the satellite industry, the nature of those companies, our emergence from bankruptcy and other factors. We based our estimate of the average life of a stock-based award using the midpoint between the vesting and expiration dates. Our risk-free rate of return assumption for awards was based on term-matching, nominal, monthly U.S. Treasury constant maturity rates as of the date of grant. We assumed no dividends during the expected term.

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

The phantom stock appreciation rights have fixed exercise dates. As such, the phantom stock appreciation rights are automatically exercised and the value (if any) is paid out on each vesting date. The phantom stock appreciation rights may be settled in Loral stock or cash at our option. The number of shares of Loral stock to be issued on the vesting date is determined by dividing the value of the phantom stock appreciation rights by the price per share of Loral stock on the vesting date. Accordingly, the phantom stock appreciation rights are accounted for as liability awards and the value of the awards is adjusted quarterly for changes in the value of the award resulting from increases or decreases in actual or forecasted Adjusted EBITDA for the relevant year. Compensation expense is recognized ratably over the requisite vesting period.

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

Accounting Standards Issued and Not Yet Implemented

For discussion of accounting standards issued and not yet implemented that could have an impact on us, see Note 2 to the financial statements.

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

The Parent Company has no debt. SS/L amended and restated its revolving credit facility on December 20, 2010, increasing the facility amount to $150 million, extending the maturity to January 24, 2014 and removing the Parent Company guarantee. At December 31, 2011, there were no outstanding borrowings under the SS/L Credit Agreement and $5 million of letters of credit outstanding. Telesat has third party debt with financial institutions. The Parent Company has not provided a guarantee for the debt of Telesat. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR makes payments of $5 million per year to pay down the outstanding restructured lease balance. A convertible note to Hisdesat was paid off on November 30, 2011 through capital contributions from the partners. Loral’s capital contribution to XTAR was $10 million.

Cash is maintained at the Parent Company, SS/L, Telesat and XTAR to support the operating needs of each respective entity. The ability of SS/L and Telesat to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to the debt at each of those entities and, in the case of Telesat and XTAR, by their respective shareholder agreements.

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

Cash and Available Credit

At December 31, 2011, the Company had $197 million of cash and cash equivalents, $24 million of restricted cash and no debt. The Company’s cash and cash equivalents increased by $31 million from December 31, 2010, while restricted cash increased by $18 million. SS/L entered into a satellite manufacturing contract during the first quarter of 2011 that requires certain customer payments to be placed into escrow until the satellite is delivered. The escrow amount of $24 million at December 31, 2011 for this contract will grow by an additional $12 million in 2012. The escrow funds with interest earned will be released to SS/L upon delivery of the satellite in 2013. During 2011, SS/L did not borrow any funds under its revolving credit agreement. The cash increase during 2011 consisted of $58 million provided by operating activities, partially offset by $23 million used in financing activities and $4 million used in investing activities. A more detailed discussion of these cash changes by activity is set forth in the sections, “Net Cash Provided by Operating Activities”, “Net Cash Used in Investing Activities”, and “Net Cash (Used In) Provided by Financing Activities.” Changes in cash at the Parent Company and SS/L during 2011 are discussed below.

As discussed above, the SS/L Credit Agreement was amended and restated on December 20, 2010 to increase the facility from $100 million to $150 million, extend the maturity to January 24, 2014 and eliminate the Parent Company guarantee. On December 8, 2011, the SS/L Credit Agreement was amended, increasing the $50 million letter of credit sub-limit to $100 million. As of December 31, 2011, SS/L had borrowing availability of approximately $145 million under the facility after giving effect to approximately $5 million of outstanding letters of credit. SS/L anticipates that over the next 12 months it will be in compliance with all the covenants of the SS/L Credit Agreement and have full availability of the facility. The amended and restated SS/L Credit Agreement allows for a spin-off of SS/L from Loral or an initial public offering of SS/L.

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

Orbital Receivables

As of December 31, 2011, SS/L had orbital receivables of approximately $355 million, net of fresh-start fair value adjustments of $16 million. Of the gross orbital receivables as of December 31, 2011, approximately $230 million are related to satellites launched and $141 million are related to satellites that are under construction. This represents an increase in gross orbital receivables of approximately $41 million from December 31, 2010. During 2011, our orbital receivables decreased by approximately $7 million related to the Telstar 14R/Estrela do Sul 2 anomaly and increased by approximately $4 million related to the sale of our Canadian broadband business to Telesat. The growth in the orbital receivable balance as a percentage of sales in 2011 was less than in 2010 because more contracts-in-process during 2011 included performance incentives structured as warranty payback rather than orbital receivables.

We anticipate that this orbital receivable asset will continue to grow, deferring the receipt of cash. We will generate positive cash flow from orbital receivables once principal and interest payments received for the in-orbit satellites become greater than the amount being deferred for satellites under construction. During 2011, SS/L received $25 million of orbital receivable payments, representing principal and interest. The timing of when we will have positive cash flow from orbital receivables is dependent on a number of factors including the number of new satellite awards with the requirement for orbital incentive payments, the timing of the completion of contracts under construction, interest rates associated with orbital incentive payments, the performance of on-orbit satellites and the number of satellites in operation as compared to the number of satellites under construction.

Liquidity

The $31 million increase in cash and cash equivalents for the Company from December 31, 2010 to December 31, 2011 consisted of a $74 million increase for the Parent Company and a $43 million decrease for SS/L. The $18 million increase in restricted cash was the result of a $24 million increase at SS/L for two contract receipts required to go into escrow as discussed above, partially offset by a $1 million reduction in restricted cash for the Parent Company and a $5 million reduction in other restricted cash for SS/L.

During 2011, the Parent Company’s unrestricted cash position increased approximately $74 million to $101 million. In January 2011, as permitted by the SS/L revolving credit facility, the Parent Company received a $50 million dividend from SS/L and paid SS/L $1 million in settlement of net intercompany account balances. On March 1, 2011, Loral entered into agreements to sell its investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date. This transaction closed on April 11, 2011 with the Parent Company receiving the cash proceeds. In addition, in connection with this transaction, Telesat agreed that, if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive, for four years, one-half of any net revenue actually earned by Telesat on such supplemental capacity. The Parent Company also received approximately $16 million in cash from the 2010 settlement of directors’ and officers’ liability insurance claims and received two quarterly management fee payments from Telesat totaling $3 million. Partially offsetting these cash receipts, the Parent Company used $11 million to fund operating expenses and changes in working capital, paid $17 million to fund withholding taxes on employee cashless stock option exercises, made a $10 million capital contribution to XTAR and made approximately $6 million in tax payments. In addition, on November 14, 2011, we announced a stock repurchase program under which the Company may repurchase up to 800,000 shares. As of December 31, 2011, the Company repurchased 136,494 shares for cash of $8 million. At December 31, 2011, SS/L owed the Parent Company approximately $3 million that was reimbursed by SS/L in January 2012.

At the Parent Company, we expect that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months, including the stock repurchase program. In addition to our cash on hand, we believe that, given the substantial value of our assets, which include our 64% economic interest in Telesat and our 56% equity interest in XTAR, we have the ability, if appropriate, to access the financial markets for debt or equity at the Parent Company. Given the continuously changing financial environment, however, there can be no assurance that the Parent Company would be able to obtain such financing on acceptable terms.

During 2011, SS/L generated cash of $26 million before payment of a $50 million dividend to the Parent Company and a $19 million increase in restricted cash, resulting in an unrestricted cash position of $96 million as of December 31, 2011. The primary source for this increase in cash was Adjusted EBITDA of $137 million which was partially offset by an increase in net program assets (contracts-in-process, long-term receivables and customer advances) of $46 million, $37 million of capital expenditures, a $17 million decrease in pension and postretirement liabilities and a $6 million increase in inventories. In addition, other changes in balance sheet accounts used cash of approximately $5 million. SS/L’s restricted cash balance at December 31, 2011 was $24 million.

SS/L’s projected use of cash for the next 12 months includes capital expenditures and continued growth in its orbital receivables balance. With regard to capital expenditures, SS/L expects to spend approximately $200 million over the three-year period ending December 31, 2013, including $37 million of expenditures in 2011, related to an infrastructure campaign that includes the building of a second thermal vacuum chamber, completing certain building and systems modifications and purchasing additional test and satellite handling equipment to meet its contractual obligations more efficiently. Upon completion of this infrastructure campaign, SS/L anticipates returning to a more customary level of annual capital expenditures of $30 million to $40 million, excluding major system upgrades caused by additional expansion or technology insertion. The orbital receivable asset will continue to grow in 2012. We anticipate that an additional $12 million of cash received in 2012 will be added to the restricted escrow account as required by the contract that was signed in the first quarter of 2011. In addition, in relation to a new contract award entered into in 2012 that required a $60 million performance bond representing approximately 10% of the contract value, SS/L has deposited $50 million in an escrow account with the surety supplying the bond. The uncertainty as to the timing and nature of new construction contract awards, milestone receipts and cash flow related to contract assets can change our cash requirements. SS/L believes that, absent unforeseen circumstances, with its cash on hand and cash flow from operations, it has sufficient liquidity to fulfill its obligations for the next 12 months. The borrowing capacity under the revolving credit facility also enhances SS/L’s liquidity position.

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

SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer may terminate the contract for default. The customer is an established operator which will utilize the satellite in the operation of its existing business. SS/L and the customer are continuing to perform their obligations under the contract, and the customer continues to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should successfully terminate the contract for default, the customer would be entitled to a full refund of its payments, liquidated damages, and interest which through December 31, 2011 totaled approximately $204 million, plus re-procurement costs. In the event of termination for default, SS/L would own the satellite and would attempt to recoup any losses through resale to another customer.

Many of SS/L’s customer contracts include performance incentives, structured as warranty payback or orbital receivables. If a satellite sold under a contract with performance incentives experiences an anomaly that leads to a degradation in performance as defined in each particular contract, then in the case of warranty payback, SS/L would be obligated to return to the customer a portion of the performance incentive payments received and, in the case of orbital receivables, SS/L would no longer be entitled to a portion of the future orbital receivable payments owed. The amount SS/L would either need to return to the customer in case of warranty payback, or would no longer be entitled to receive from the customer in the case of orbital receivables, would depend on various factors including, among others, the specific contractual specifications, the satellite performance and life remaining. Our liquidity could be adversely affected by failure to achieve contractual performance incentives. For example, in May 2011, following the launch of Telstar 14R/Estrela do Sul 2, the satellite’s north solar array failed to fully deploy resulting in a loss of power and reduced mission life. As a result of the failure, SS/L recorded a charge of approximately $8.5 million for lost orbital incentives that would otherwise have been payable with respect to Telstar 14R/Estrela do Sul 2.

On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under chapter 11 of the Bankruptcy Code. As of December 31, 2011, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related ground system deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at December 31, 2011 is $16 million. The long-term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million.

In July 2011, the TerreStar Bankruptcy Court approved an agreement between TerreStar and a subsidiary of DISH Network Corporation (“DISH Subsidiary”) pursuant to which DISH Subsidiary agreed to purchase substantially all of TerreStar’s assets. In connection with the sale, pursuant to a Stipulation and Order entered into between TerreStar and SS/L and approved by the TerreStar Bankruptcy Court in July 2011, the parties agreed to amend the satellite construction contract for the in-orbit satellite, the contract for related ground system deliverables and the contract for the satellite under construction, and TerreStar agreed to assume and assign to DISH Subsidiary, and DISH Subsidiary will take assignment of, such contracts as amended. The contract amendments provide for restructuring of certain past due payments and payments to become due as a result of which SS/L will maintain the collective profit position of the contracts and will not realize any impairment to its receivables. In addition, SS/L will be entitled to an allowed unsecured claim against TerreStar in the amount of approximately $5 million. The assumption will be effective as of the earlier of the closing of the asset sale to DISH Subsidiary or the effective date of confirmation of a plan of reorganization for TerreStar. The assignment will be effective as of the closing of the asset sale to DISH Subsidiary. On February 15, 2012, the TerreStar Bankruptcy Court entered an order confirming TerreStar’s plan of reorganization. The effective date of the plan of reorganization and the closing of the asset sale are each subject to a number of conditions, including, among others, FCC and other regulatory approvals. Pending assumption and assignment of the contracts, TerreStar is required to make payments that fall due in the ordinary course of business under the contracts as amended. Assuming closing of the asset sale to DISH Subsidiary and assumption and assignment of the contracts as amended, SS/L believes that it will not incur a loss with respect to the receivables due from TerreStar.

As of December 31, 2011, SS/L had receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $1 million. In addition, under its contract, ICO has future payment obligations to SS/L that total approximately $23 million, of which approximately $11 million (including $9 million of orbital incentives) is included in long-term receivables. After receiving Bankruptcy Court approval, ICO, which sought to reorganize under chapter 11 of the Bankruptcy Code in May 2009, assumed its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of certain payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of a chapter 11 plan of reorganization for ICO), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. In March 2011, the ICO Bankruptcy Court approved an investment agreement pursuant to which DISH Network Corporation (“DISH”) agreed to acquire ICO. In connection with this investment agreement, in April 2011, DISH purchased certain claims against ICO for cash, including SS/L claims aggregating approximately $7.0 million plus approximately $1.4 million of accrued interest. SS/L believes that, based upon completion of the tender offer and other payments by ICO to SS/L under the modified contract, it is not probable that SS/L will incur a material loss with respect to the receivables from ICO. Although, in July 2011, the ICO Bankruptcy Court confirmed a plan of reorganization for ICO, closing of DISH’s acquisition of ICO and ICO’s emergence from chapter 11 is still subject to certain other conditions, including, FCC regulatory approval.

SS/L was awarded seven satellite contracts in each of 2008 and 2009 and was awarded six satellite contracts in each of 2010 and 2011. SS/L had backlog of $1.4 billion at December 31, 2011. From January 1, 2012 to February 15, 2012, SS/L was awarded three satellite contracts. SS/L has high fixed costs relating primarily to labor and overhead. Based on SS/L’s current cost structure which has been sized to accommodate six to eight satellite contract awards per year, SS/L estimates that it covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of the satellite. If SS/L’s satellite awards fall below four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under SS/L’s revolving credit facility are sufficient to finance SS/L, even if SS/L receives fewer than four awards over the next 12 months. If SS/L were to experience a shortage of orders below four awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs. There can be no assurance that SS/L could obtain such financing on favorable terms, if at all.

Telesat

Cash and Available Credit

As of December 31, 2011, Telesat had CAD 278 million of cash and short-term investments as well as approximately CAD 153 million of borrowing availability under its Revolving Facility (as defined below). Included in cash and cash equivalents is CAD 125 million of restricted cash received from insurance proceeds in connection with the solar array failure on Telstar 14R/Estrela do Sul 2. The restricted cash can be used for capital expenditures of satellite projects in accordance with the Credit Agreement. Telesat believes the unrestricted cash and short-term investments as of December 31, 2011, cash flow from operating activities, including amounts from customer prepayments, and drawings on the available lines of credit under the Credit Facility (as defined below) will be adequate to meet its expected cash requirements for the next 12 months for activities in the normal course of business, including interest and required principal payments on debt.

For fiscal 2012, Telesat expects its major cash requirements to include capital expenditures of approximately CAD 240 million, payment of CAD 315 million in principal and interest on long-term debt (including the swaps) and payment of CAD 7 million on operating leases. Telesat expects to meet its cash needs for fiscal 2012 through a combination of operating cash and short-term investments, restricted cash received from insurance proceeds, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility. To the extent market conditions are receptive, Telesat may refinance its existing credit facilities and use a portion of the proceeds to pay a dividend to its shareholders. See “Business — Strategic Developments.”

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations, in addition to cash on hand and available credit facilities will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months.

The construction of Nimiq 6 and Anik G1, as well as any other satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs will be funded from some or all of the following: cash and short-term investments, restricted cash received from insurance proceeds, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility. In addition, Telesat may sell certain satellite assets, and in accordance with the terms and conditions of the Credit Facility, reinvest the proceeds in replacement satellites or pay down indebtedness under the Credit Facility. Subject to market conditions and subject to compliance with the terms and conditions of its Credit Facility and the financial leverage covenant tests therein, Telesat may also obtain additional secured or unsecured financing to fund current or future satellite construction or to distribute to its equity holders. However, Telesat’s ability to access these sources of funding is not guaranteed and, therefore, Telesat may not be able to fully fund additional replacement and new satellite construction programs.

Debt

Telesat has entered into agreements with a syndicate of banks to provide Telesat with a series of term loan facilities denominated in Canadian dollars and U.S. dollars, and a revolving facility (collectively, the “Senior Secured Credit Facilities”) as outlined below. In addition, Telesat has issued two tranches of notes.

	September 30,	September 30,	September 30,	September 30,
	Maturity	Currency	December 31, 2011	December 31, 2010
			(In CAD millions)
Senior Secured Credit Facilities:
Revolving facility	October 31, 2012	CAD or USD equivalent	—	—
Canadian term loan facility	October 31, 2012	CAD	80	170
U.S. term loan facility	October 31, 2014	USD	1,721	1,699
U.S. term loan II facility	October 31, 2014	USD	148	146
Senior notes	November 1, 2015	USD	707	691
Senior subordinated notes	November 1, 2017	USD	222	217

		CAD	2,878	2,923
Less: deferred financing costs and repayment options			(43)	(54)

			2,835	2,869
Current portion		CAD	(87)	(97)

Long term portion		CAD	2,748	2,772

The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Borrowings under the Senior Secured Credit Facilities bear interest at a base interest rate plus margins of 275 — 300 basis points. The required repayments on the Canadian term loan facility will be CAD 80 million for the year ended December 31, 2012. For the U.S. term loan facilities, required repayments in 2012 are  1/4 of 1% of the initial aggregate principal amount which is approximately $5 million per quarter. Telesat is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates.

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

Interest Expense

An estimate of the interest expense on the Facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Senior Secured Credit Facilities. Telesat’s estimated interest expense for 2012 is approximately CAD 212 million, assuming Telesat does not refinance its facilities. Depending on market conditions, Telesat may refinance a portion of its facilities and incur additional secured debt.

Derivatives

Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.

As required, Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At December 31, 2011, Telesat did not have any outstanding foreign exchange contracts. At December 31, 2010, the fair value of the outstanding foreign exchange contracts was a liability of CAD 2.6 million.

Telesat has entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its U.S. dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At December 31, 2011, the Company had a cross currency basis swap of CAD 1,175.3 million which requires the Company to pay Canadian dollars to receive $1,011.8 million. At December 31, 2011, the fair value of this derivative contract was a liability of CAD 160.4 million. Most of this non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014. At December 31, 2010, there was a liability of CAD 192.5 million.

Interest rate risk

Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At December 31, 2011, the fair value of these derivative contract liabilities was CAD 53.1 million, and at December 31, 2010, there was a liability of CAD 49.4 million. These contracts mature on October 31, 2014.

Capital Expenditures

Telesat has entered into contracts with SS/L for the construction of Nimiq 6, a direct broadcast satellite to be used by Telesat’s customer, Bell TV, and Anik G1. These expenditures will be funded from some or all of the following: cash and short-term investments, restricted cash from insurance proceeds, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Credit Facility.

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

In November 2011, Loral and Hisdesat made capital contributions to XTAR in proportion to their respective equity interests in XTAR, which used the proceeds to repay the convertible loan to Hisdesat of $18.5 million which included the principal amount and accrued interest. Loral’s capital contribution was $10.4 million.

Contractual Obligations and Other Commercial Commitments

The following tables aggregate our contractual obligations and other commercial commitments as of December 31, 2011 (in thousands).

Contractual Obligations:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Lease payments(1)	$41,527	$11,356	$15,860	$9,417	$4,894
Unconditional purchase obligations(2)	441,841	265,957	175,884	—	—
Revolving credit agreement(3)	—	—	—	—	—

Total contractual cash obligations(4)	$483,368	$277,313	$191,744	$9,417	$4,894

Other Commercial Commitments:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Standby letters of credit	$4,785	$4,785	$—	$—	$—

(1)	Represents future minimum payments under operating and capital leases with initial or remaining terms of one year or more.

(2)	SS/L has entered into various purchase commitments with suppliers due to the long lead times required to produce purchased parts.

(3)

On December 20, 2010, SS/L amended and restated its revolving credit agreement with several banks and other financial institutions. The credit agreement provides for a $150 million senior secured revolving credit facility. The credit agreement matures on January 24, 2014 (see Note 9 to the financial statements). No amounts were outstanding under the credit agreement at December 31, 2011.

(4)

Does not include our liabilities for uncertain tax positions of $139.9 million. Because the timing of future cash outflows associated with our liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 10 to the financial statements). Does not include obligations for pensions and other postretirement benefits, for which we expect to make employer contributions of $45.7 million in 2012. We also expect to make significant employer contributions to our plans in future years.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $58 million for the year ended December 31, 2011.

The major driver of cash provided by operating activities was net income adjusted for non-cash items of $125 million which was partially offset by cash used in net program related assets (contracts-in-process and customer advances) of $44 million. Cash flow from operating activities was reduced by $25 million in 2011 due to an increase in contracts-in-process caused by advance spending on programs that customers are obligated to pay us for in the future. Customer advances reduced cash flow from operating activities by $19 million due to the timing of awards and progress on new satellite programs.

Significant cash uses in 2011 also included a decrease in pension and other postretirement liabilities of $19 million and an increase in inventories of $6 million.

Net cash provided by operating activities was $42 million for the year ended December 31, 2010.

The major driver of cash provided by operating activities was net income adjusted for non-cash items of $108 million which was partially offset by cash used in program related assets (contracts-in-process and customer advances) of $87 million. Cash flow from operating activities was reduced by $44 million in 2010 due to an increase in contracts-in-process caused by advance spending on programs that customers are obligated to pay us for in the future. Customer advances reduced cash flow from operating activities by $43 million due to the timing of awards and progress on new satellite programs.

Other factors affecting cash from operating activities in 2010 were: increases in accounts payable, accrued expenses and other current liabilities increased cash by $20 million; a decrease in inventories increased cash by $14 million; increases in other current assets and other assets decreased cash by $9 million; and decreases in pension and other post retirement liabilities reduced cash by $9 million.

Net cash provided by operating activities for 2009 was $155 million. This was primarily due to net cash provided from program related assets (contracts-in-process and customer advances) of $72 million and net income adjusted for non-cash items of $67 million. Changes in program related assets resulted mainly from progress on new and existing satellite programs. In addition, a decrease in inventories increased cash by $17 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for 2011 was $4 million, which included capital expenditures of $37 million for satellite manufacturing, an $18 million increase in restricted cash and an additional investment of $10 million in XTAR, representing our 56% share of an $18 million capital call, partially offset by proceeds of $61 million from the sale of our interest in the ViaSat-1 satellite and related net assets.

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

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for 2011 was $23 million, which included $8 million for the repurchase of the Company’s voting common stock and $15 million for withholding taxes on cashless exercise of employee stock options, net of proceeds from and excess tax benefit associated with exercise of employee stock options.

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

Other

Operating cash flows for 2011 included contributions of approximately $34 million to the qualified pension plan and approximately $2 million for other employee post-retirement benefit plans. Operating cash flows for 2010 included contributions of approximately $25 million to the qualified pension plan and approximately $3 million for other employee post-retirement benefit plans. During 2009, we contributed approximately $23 million to the qualified pension plan and funded approximately $3 million for other employee post-retirement benefit plans. During 2012, based on current estimates, we expect to contribute approximately $41 million to the qualified pension plan and expect to fund approximately $3 million for other employee post-retirement benefit plans.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Note 7 to the financial statements for further information on affiliate matters).

Our consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in millions):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In millions)
Revenues	$140.0	$137.2	$92.1
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(18.5)	(14.7)	(10.1)
Profits relating to affiliate transactions not eliminated	10.4	8.3	5.7

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

As of December 31, 2011, SS/L had the following amounts denominated in Japanese Yen and euros (which have been translated into U.S. dollars based on the December 31, 2011 exchange rates) that were unhedged:

	September 30,	September 30,
	Foreign Currency	U.S.$
	(In millions)
Future revenues — Japanese yen	¥50.1	$0.7
Future expenditures — Japanese yen	¥2,275.3	$29.6
Future revenues — euros	€17.6	$22.9
Future expenditures — euros	€5.3	$6.9

Derivatives

In June 2010 and July 2008, SS/L was awarded satellite contracts denominated in euros and entered into a series of foreign exchange forward contracts with maturities through 2013 and 2011, respectively, to hedge associated foreign currency exchange risk because our costs are denominated principally in U.S. dollars. These foreign exchange forward contracts have been designated as cash flow hedges of future euro-denominated receivables.

The maturity of foreign currency exchange contracts held as of December 31, 2011 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	September 30,	September 30,	September 30,
	To Sell
Maturity	Euro Amount	At Contract Rate	At Market Rate
	(In millions)
2012	€27.2	$32.9	$35.3
2013	27.0	33.0	35.2

	€54.2	$65.9	$70.5

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

There were no derivative instruments in an asset position as of December 31, 2011. Therefore, there was no exposure to loss at such date as a result of the potential failure of the counterparties to perform as contracted.

Telesat

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 47% of Telesat’s revenues for the year ended December 31, 2011, a large portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar-denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at December 31, 2011 would have increased or decreased Telesat’s net income for the year ended December 31, 2011 by approximately $155 million. During the period from October 31, 2007 to December 31, 2011, Telesat’s U.S. Term Loan Facility, Senior Notes and Senior Subordinated Notes have increased by approximately $192 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $158 million.

Interest

The Company had no borrowings outstanding under the SS/L Credit Agreement at December 31, 2011. Borrowings under this facility are limited to Eurodollar Loans for periods ending in one, two, three or six months or daily loans for which the interest rate is adjusted daily based upon changes in the Prime Rate, Federal Funds Rate or one month Eurodollar Rate. Because of the nature of the borrowing under a revolving credit facility, the borrowing rate adjusts to changes in interest rates over time. For a $150 million credit facility, if it were fully borrowed, a one percent change in interest rates would effect the Company’s interest expense by $1.5 million for the year. The Company had no other long-term debt or other exposure to changes in interest rates with respect thereto.

As of December 31, 2011, the Company held 984,173 shares of Globalstar Inc. common stock and $0.8 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the year, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of February 15, 2012.

Name	Age	Position
Michael B. Targoff	67	Chief Executive Officer since March 1, 2006, President since January 2008 and Vice Chairman of the Board of Directors since November 2005. Prior to that, founder of Michael B. Targoff & Co.
Avi Katz	53	Senior Vice President, General Counsel and Secretary since January 2008. Vice President, General Counsel and Secretary from November 2005 to January 2008.
Richard P. Mastoloni	47	Senior Vice President of Finance and Treasurer since January 2008. Vice President and Treasurer from November 2005 to January 2008.
Harvey B. Rein	58	Senior Vice President and Chief Financial Officer since January 2008. Vice President and Controller from November 2005 to January 2008.
John Capogrossi	58	Vice President and Controller since January 2008. Executive Director, Financial Planning and Analysis, from October 2006 to January 2008. Assistant Controller from November 2005 to October 2006.

Messrs. Katz, Mastoloni and Rein were executive officers of Old Loral and certain of its subsidiaries which filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in July 2003.

The remaining information required under Item 10 will be presented in the Company’s 2012 definitive proxy statement which is incorporated herein by reference.

Item 11. Executive Compensation

Information required under Item 11 will be presented in the Company’s 2012 definitive proxy statement which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12 will be presented in the Company’s 2012 definitive proxy statement which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required under Item 13 will be presented in the Company’s 2012 definitive proxy statement which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2012 definitive proxy statement which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

Index to Financial Statements and Financial Statement Schedule

Loral Space & Communications Inc. and Subsidiaries:	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-5
Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-7
Notes to Consolidated Financial Statements
(a) 2. Financial Statement Schedule
Schedule II	F-53

Separate Financial Statements of Subsidiaries not consolidated Pursuant to Rule 3-09 of Regulation S-X

Telesat Holdings Inc. and Subsidiaries:
Report of Independent Registered Chartered Accountants	F-54
Consolidated Statements of Income for the years ended December 31, 2011 and 2010	F-55
Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010	F-56
Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2011 with comparative figures for the period ended December 31, 2010	F-57
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-58
Consolidated Statements of Cash Flow for the years ended December 31, 2011 and 2010	F-59
Notes to the 2011 Consolidated Financial Statements	F-60

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 3, 2005(1)

2.2	Modification to Debtors’ Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated August 1, 2005(2)

2.3	Letter Agreement among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363213 Canada Inc. dated December 14, 2006(5)

2.4	Share Purchase Agreement among 4363213 Canada Inc., BCE Inc. and Telesat dated December 16, 2006(5)

2.5	Letter Agreement among Loral Space & Communications Inc., Public Sector Pension Investment Board and BCE Inc. dated December 16, 2006(5)

2.6	Asset Transfer Agreement, dated as of August 7, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(7)

2.7	Amendment No. 1 to Asset Transfer Agreement, dated as of September 24, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(8)

2.8	Asset Purchase Agreement, dated as of August 7, 2007, by and among Loral Skynet Corporation, Skynet Satellite Corporation and Loral Space & Communications Inc.(7)

3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(17)

3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(13)

3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(21)

10.1	Amended and Restated Credit Agreement, dated as of December 20, 2010, by and among Space Systems/Loral, Inc., as borrower, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC, as documentation agent, ING Bank N.V., as syndication agent, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent(25)

10.2	First Amendment dated as of December 8, 2011 to the Amended and Restated Credit Agreement, dated as of December 20, 2010, by and among Space Systems/Loral, Inc., the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC, as documentation agent, ING Bank N.V., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent †

10.3	Ancillary Agreement, dated as of August 7, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363230 Canada Inc.(7)

10.4	Adjustment Agreement, dated as of October 29, 2007, between Telesat Interco Inc. (formerly 4363213 Canada Inc.), BCE Inc. and Telesat(9)

10.5	Omnibus Agreement, dated as of October 30, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, Red Isle Private Investments Inc. and Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(9)

Exhibit Number	Description

10.6	Shareholders Agreement, dated as of October 31, 2007, between Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Space & Communications Holdings Corporation, Loral Holdings Corporation, Loral Skynet Corporation, John P. Cashman, Colin D. Watson, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat and MHR Fund Management LLC(9)

10.7	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat(9)

10.8	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(9)

10.9	Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(9)

10.10	Amended and Restated Registration Rights Agreement dated December 23, 2008 by and among Loral Space & Communications Inc. and the Persons Listed on the Signature Pages Thereof(13)

10.11	Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.(18)

10.12	Letter Agreement dated April 30, 2010 relating to indemnification among the Special Committee of the Board of Directors of Loral Space & Communications Inc. and Mark Rachesky, Hal Goldstein, Sai Devahaktuni, MHR Fund Management LLC and certain entities affiliated with MHR Fund Management LLC (23)

10.13	Settlement Agreement dated December 15, 2010 between XL Specialty Insurance Company, Arch Insurance Company, U.S. Specialty Insurance Company, Loral Space & Communications Inc., Mark H. Rachesky, Hal Goldstein and Sai S. Devabhaktuni, and (for purposes of paragraphs 6 and 7 and 9 through 20 only) MHR Fund Management LLC and certain of its affiliated entities(24)

10.14	Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(10)

10.15	Beam Sharing Agreement, dated as of January 11, 2008, by and between Loral Space & Communications Inc. and ViaSat Inc.(11)

10.16	Satellite Capacity and Gateway Service Agreement dated as of December 31, 2009 between Loral Space & Communications Inc. and Barrett Xplore Inc.(20)

10.17	Gateway Facilities Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat Canada, Loral Space & Communications Inc. and Loral Canadian Gateway Corporation(26)

10.18	Space Segment Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(26)

10.19	Barrett Assignment Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(26)

Exhibit Number	Description

10.20	Employment Agreement between Loral Space & Communications Inc. and Michael B. Targoff dated as of March 28, 2006 and amended and restated as of December 17, 2008(15) ‡

10.21	First Amendment of Employment Agreement dated as of July 19, 2011 between Loral Space & Communication Inc. and Michael B. Targoff(29) ‡

10.22	Second Amendment of Employment Agreement dated as of January 17, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(31) ‡

10.23	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(3) ‡

10.24	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(13) ‡

10.25	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(16) ‡

10.26	Form of Amended and Restated Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan for Senior Management dated as of December 21, 2005 and amended and restated as of November 10, 2008(15) ‡

10.27	Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan between Loral Space & Communications Inc. and Michael B. Targoff dated March 28, 2006(4) ‡

10.28	Restricted Stock Unit Agreement dated March 5, 2009 between Loral Space & Communications Inc. and Michael B. Targoff(14) ‡

10.29	Restricted Stock Unit Agreement dated March 5, 2010 between Loral Space & Communications Inc. and Michael B. Targoff(22) ‡

10.30	Restricted Stock Unit Agreement dated March 5, 2011 between Loral Space & Communications Inc. and Michael B. Targoff(27) ‡

10.31	Option Agreement dated October 27, 2009, between Loral Space & Communications Inc. and Michael B. Targoff(19) ‡

10.32	Form of Restricted Stock Unit Agreement dated October 27, 2009 between Loral Space & Communications Inc. and Loral executives(19) ‡

10.33	Form of Phantom Stock Appreciation Rights Agreement relating to Space Systems/Loral, Inc. dated October 27, 2009 between Loral Space & Communications Inc. and Loral and SS/L executives(19) ‡

10.34	Form of Director 2006 Restricted Stock Agreement(6) ‡

10.35	Form of Director 2007 Restricted Stock Agreement(6) ‡

10.36	Form of Director 2008 Restricted Stock Agreement(15) ‡

10.37	Form of Director 2009 Restricted Stock Unit Agreement(22) ‡

10.38	Form of Director 2010 Restricted Stock Unit Agreement(27) ‡

10.39	Form of Director 2011 Restricted Stock Unit Agreement† ‡

10.40	Form of Employee Restricted Stock Agreement(6) ‡

10.41	Amended and Restated Space Systems/Loral, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008)(13) ‡

Exhibit Number	Description

10.42	Loral Savings Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008)(13) ‡

10.43	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011)(30) ‡

10.44	Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(28) ‡

10.45	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(28) ‡

10.46	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(28) ‡

14.1	Code of Conduct, Revised as of November 1, 2010(27)

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

23.2	Consent of Deloitte & Touche LLP†

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

99.1	Credit Agreement, dated as of October 31, 2007, among Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat Holdings Inc. (formerly 4363205 Canada Inc.), 4363230 Canada Inc., Telesat LLC, certain subsidiaries of Telesat Holdings Inc., as guarantors, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley & Co. Incorporated, as collateral agent for the lenders, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, as issuing bank, and Citibank, N.A., Canadian Branch or any of its lending affiliates, as co-documentation agents, and Morgan Stanley & Co. Incorporated, UBS Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running managers(9)

99.2	Articles of Incorporation of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(9)

99.3	By-Law No. 1 of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(9)

99.4	Letter Agreement dated March 28, 2008 among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, Red Isle Private Investment Inc. and Telesat Holdings Inc.(12)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2005.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 28, 2006.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2006.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2007.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 27, 2007.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2008.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 31, 2008.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2009.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 16, 2009.

(16)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2009.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2009.

(19)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 9, 2009.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2010.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010.

(22)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010.

(23)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 17, 2010.

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2010.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 3, 2011.

(27)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2011.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 20, 2011.

(30)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 17, 2012.

†	Filed herewith.

‡	Management compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ MICHAEL B. TARGOFF
Michael B. Targoff Vice Chairman of the Board, Chief Executive Officer and President Dated: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Vice Chairman of the Board, Chief Executive Officer and President	February 28, 2012

/s/ MARK H. RACHESKY, M.D. Mark H. Rachesky, M.D.	Director, Non-Executive Chairman of the Board	February 28, 2012

/s/ HAL GOLDSTEIN Hal Goldstein	Director	February 28, 2012

/s/ JOHN D. HARKEY, JR. John D. Harkey, Jr.	Director	February 28, 2012

/s/ ARTHUR L. SIMON Arthur L. Simon	Director	February 28, 2012

/s/ JOHN P. STENBIT John P. Stenbit	Director	February 28, 2012

/s/ HARVEY B. REIN Harvey B. Rein	Senior Vice President and CFO (Principal Financial Officer)	February 28, 2012

/s/ JOHN CAPOGROSSI John Capogrossi	Vice President and Controller (Principal Accounting Officer)	February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2012

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$197,114	$165,801
Contracts-in-process	159,261	186,896
Inventories	77,301	71,233
Deferred tax assets	67,070	66,220
Other current assets	15,038	28,927

Total current assets	515,784	519,077
Property, plant and equipment, net	203,722	235,905
Long-term receivables	362,688	319,426
Investments in affiliates	446,235	362,556
Intangible assets, net	8,179	11,110
Long-term deferred tax assets	263,363	294,019
Other assets	36,182	12,816

Total assets	$1,836,153	$1,754,909

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$90,323	$95,952
Accrued employment costs	59,897	52,017
Customer advances and billings in excess of costs and profits	227,485	261,603
Other current liabilities	25,265	30,375

Total current liabilities	402,970	439,947
Pension and other postretirement liabilities	311,273	244,817
Long-term liabilities	174,325	169,196

Total liabilities	888,568	853,960
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized, 21,229,573 and 20,924,874 shares issued	212	209
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized, 9,505,673 issued and outstanding	95	95
Paid-in capital	1,014,724	1,028,263
Treasury stock (at cost), 136,494 shares of voting common stock at December 31, 2011	(8,400)	—
Retained earnings (accumulated deficit)	94,303	(32,374)
Accumulated other comprehensive loss	(154,475)	(95,873)

Total shareholders’ equity attributable to Loral	946,459	900,320
Noncontrolling interest	1,126	629

Total equity	947,585	900,949

Total liabilities and equity	$1,836,153	$1,754,909

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues	$1,107,365	$1,158,985	$993,400
Cost of revenues	(908,715)	(986,697)	(880,486)
Selling, general and administrative expenses	(112,129)	(84,823)	(92,703)
Gain on disposition of net assets	6,913	—	—
Directors’ indemnification expense	—	(6,857)	—

Operating income	93,434	80,608	20,211
Interest and investment income	21,350	13,550	8,307
Interest expense	(2,688)	(3,143)	(1,422)
Gain on litigation	4,535	5,000	—
Other expense	(6,641)	(2,921)	(121)

Income before income taxes and equity in net income of affiliates	109,990	93,094	26,975
Income tax (provision) benefit	(89,145)	308,622	(5,571)

Income before equity in net income of affiliates	20,845	401,716	21,404
Equity in net income of affiliates	106,329	85,625	210,298

Net income	127,174	487,341	231,702
Net income attributable to noncontrolling interest	(497)	(495)	—

Net income attributable to Loral	$126,677	$486,846	$231,702

Net income per share attributable to Loral common shareholders:
Basic	$4.13	$16.18	$7.79

Diluted	$3.92	$15.63	$7.73

Weighted average common shares outstanding:
Basic	30,680	30,085	29,761

Diluted	31,166	30,887	29,981

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common Stock							Retained	Accumulated Other Comprehensive Loss
	Voting		Non-Voting			Treasury Stock		Earnings
	Shares		Shares		Paid-In	Voting		(Accumulated		Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit)		Interest	Equity
Balance, January 1, 2009	20,287	$203	9,506	$95	$1,007,011			$(750,922)	$(46,730)	—	$209,657
Net income								231,702
Other comprehensive loss									(16,148)
Comprehensive income											215,554
Exercise of stock options	74	1			1,403						1,404
Shares surrendered to fund withholding taxes	(43)				(1,559)						(1,559)
Stock based compensation	73	0			6,935						6,935

Balance, December 31, 2009	20,391	204	9,506	95	1,013,790			(519,220)	(62,878)	—	431,991
Net income								486,846		$495
Other comprehensive loss									(32,995)
Comprehensive income											454,346
Exercise of stock options	547	5			13,990						13,995
Shares surrendered to fund withholding taxes	(13)	—			(2,477)						(2,477)
Tax benefit associated with exercise of stock options					412						412
Stock based compensation					2,548						2,548
Contribution by noncontrolling interest										134	134

Balance, December 31, 2010	20,925	$209	9,506	$95	$1,028,263			$(32,374)	$(95,873)	$629	$900,949
Net income								126,677		$497
Other comprehensive loss									(58,602)
Comprehensive income											68,572
Exercise of stock options	305	3			1,055						1,058
Shares surrendered to fund withholding taxes					(16,972)						(16,972)
Tax benefit associated with exercise of stock options					1,198						1,198
Stock based compensation					1,180						1,180
Voting common stock repurchased						136	(8,400)				(8,400)

Balance, December 31, 2011	21,230	$212	9,506	$95	$1,014,724	136	$(8,400)	$94,303	$(154,475)	$1,126	$947,585

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$127,174	$487,341	$231,702
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items	(2,226)	(379,507)	(164,785)
Changes in operating assets and liabilities:
Contracts-in-process	(24,814)	(43,845)	(7,913)
Inventories	(6,068)	14,409	17,482
Long-term receivables	(3,145)	(5,964)	(5,565)
Other current assets and other assets	1,457	(8,527)	2,806
Accounts payable	(10,613)	9,453	(5,628)
Accrued expenses and other current liabilities	7,682	10,976	(9,611)
Customer advances	(19,399)	(43,229)	80,350
Income taxes payable	(4,273)	4,076	21,426
Pension and other postretirement liabilities	(19,318)	(9,069)	(4,158)
Long-term liabilities	11,537	5,835	(1,544)

Net cash provided by operating activities	57,994	41,949	154,562

Investing activities:
Capital expenditures	(36,965)	(54,057)	(43,557)
Proceeds from sale of net assets	61,482	—	—
(Increase) decrease in restricted cash	(18,175)	—	10
Investments in and advances to affiliates	(10,379)	—	(5,480)
Other	—	—	277

Net cash used in investing activities	(4,037)	(54,057)	(48,750)

Financing activities:
(Repayments) borrowings under SS/L revolving credit facility	—	—	(55,000)
Debt issuance costs	—	(2,226)	—
Voting common stock repurchased	(7,928)	—	—
Proceeds from the exercise of stock options	1,058	13,995	1,404
Funding of withholding taxes on employees cashless stock option exercise	(16,972)	(2,477)	(1,559)
Excess tax benefit associated with exercise of stock options	1,198	412	—

Net cash (used in) provided by financing activities	(22,644)	9,704	(55,155)

Increase (decrease) in cash and cash equivalents	31,313	(2,404)	50,657
Cash and cash equivalents — beginning of year	165,801	168,205	117,548

Cash and cash equivalents — end of year	$197,114	$165,801	$168,205

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principal Business

Loral Space & Communications Inc., together with its subsidiaries (“Loral,” the “Company,” “we,” “our” and “us”), is a leading satellite communications company engaged in satellite manufacturing with ownership interests in satellite-based communications services.

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

Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco (see Note 7). We use the equity method of accounting for our ownership interest in Telesat Holdco.

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

Ownership interests in Telesat and XTAR, LLC (“XTAR”) are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of our beneficial interest. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss would be recognized when there has been a loss in value of the affiliate that is other than temporary.

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

Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including performance incentives) and the potential for component obsolescence in connection with long-term procurements. Changes in estimates are typically the result of schedule changes that affect performance incentives and penalties, changes in contract scope, changes in new business forecasts that can affect the level of overhead allocated to a given contract and changes in estimates on contracts as a result of the complex nature of the satellites we manufacture. Changes in estimates are included in sales and cost of sales using the cumulative catch-up method, which recognizes the cumulative effect of changes in estimates on current and prior periods in the current period based on a contract’s completion percentage. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period will result in additional revenue and profit, and unfavorable changes in estimates will result in a reduction of revenue and profit or the recording of a loss that will be borne solely by us. For the years ended December 31, 2011, 2010 and 2009, cumulative catch up adjustments related to prior year activity as a result of changes in contract estimates increased operating income by $48 million, $59 million and $41 million, respectively, and diluted earnings per share by $0.90, $1.15 and $0.62, respectively.

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

Cash and Cash Equivalents, Restricted Cash and Available for Sale Securities

As of December 31, 2011, the Company had $197.1 million of cash and cash equivalents and $23.8 million of restricted cash (included in other assets on our consolidated balance sheet). Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase and no redemption limitations. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Investments in publicly traded common stock are classified as available for sale securities. Available for sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive loss.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, contracts-in-process and long-term receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which are highly leveraged, as well as those in the development stage which are partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements and our title interest in satellites under construction provide for management of potential credit risks with regard to our current customer base. However, swings in the global financial markets that include illiquidity, market volatility, changes in interest rates and currency exchange fluctuations can be difficult to predict and negatively affect certain customers’ ability to make payments when due.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)			(In thousands)
Assets
Cash equivalents
Money market funds	$191,482	$—	$—	$162,487	$—	$—
Available-for-sale securities
Communications industry	$531	$—	$—	$1,427	$—	$—
Derivatives
Foreign exchange contracts	$—	$1	$—	$—	$4,548	$—
Non-qualified pension plan assets	$844	$—	$—	$2,039	$—	$13
Liabilities
Derivatives
Foreign exchange contracts	$—	$4,622	$—	$—	$15,007	$—

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of December 31, 2011.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow projections. An impairment charge is recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other than temporary.

Property, Plant and Equipment

Property, plant and equipment are generally stated at cost less accumulated depreciation and amortization. As of October 1, 2005, we adopted fresh-start accounting and our property, plant and equipment owned as of that date were recorded at their fair values. Depreciation is provided primarily on accelerated methods over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Below are the estimated useful lives of our property, plant and equipment as of December 31, 2011:

September 30,
Years
Land improvements	20
Buildings and building improvements	10 to 45
Leasehold improvements	2 to 17
Equipment, furniture and fixtures	5 to 10

Costs incurred in connection with the construction and deployment of Loral’s portion of the ViaSat-1 satellite and related equipment were capitalized until these assets were sold in April 2011 (see Note 7). Such costs included direct contract costs, allocated indirect costs, launch costs, launch and in-orbit insurance costs and costs for gateway services equipment.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

In November 2011, our Board of Directors authorized the purchase of up to 800,000 shares of our voting common stock. These purchases may be made from time to time in the open market or private transactions, as conditions may warrant. Under the repurchase program we purchased 136,494 shares of our voting common stock at a total cost of $8.4 million (an average price of $61.54 per share) during the year ended December 31, 2011.

We intend to hold repurchased shares of our voting common stock in treasury. We account for the treasury shares using the cost method.

Revenue Recognition

Revenue from satellite sales under long-term fixed-price contracts is recognized using the cost-to-cost percentage-of-completion method. Revenue includes the basic contract price and estimated amounts for penalties and performance incentives, including estimated orbital incentives discounted to their present value at launch date. Costs include the development effort required for the production of high-technology satellites, non-recurring engineering and design efforts in early periods of contract performance, as well as the cost of qualification testing requirements. Contracts are typically subject to termination for convenience or for default. If a contract is terminated for convenience by a customer or due to a customer’s default, we are generally entitled to our costs incurred plus a reasonable profit.

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

Research and Development

Research and development costs, which are expensed as incurred, were $34.2 million, $19.9 million, and $23.0 million for 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses in our consolidated statements of operations.

Derivative Instruments

Derivative instruments are recorded at fair value. Changes in the fair value of derivatives that have been designated as cash flow hedging instruments are included in the “Unrealized gains on cash flow hedges” as a component of other comprehensive loss in the accompanying consolidated statements of equity to the extent of the effectiveness of such hedging instruments and reclassified to income in the same period or periods in which the hedge transaction impacts income. Any ineffective portion of the change in fair value of the designated hedging instruments is included in the consolidated statements of operations. Changes in fair value of derivatives that are not designated as hedging instruments are included in the consolidated statements of operations (see Note 14).

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

Deferred Compensation

Pursuant to the Plan of Reorganization we entered into deferred compensation arrangements for certain key employees that generally vest over four years and expire after seven years. The initial deferred compensation awards were calculated by multiplying $9.44 by the number of shares of common stock underlying the stock options granted to these key employees (see Note 11). We accreted the liability through charges to expense over the vesting period. The value of the deferred compensation may increase or decrease depending on stock price performance within a defined range, until the occurrence of certain events, including the exercise of the related stock options, and vesting will accelerate if there is a change of control as defined. No deferred compensation was charged or credited to expense in 2011 and 2010 because the maximum award under the deferred compensation plan was reached in 2009 and maintained throughout 2010 and 2011. Deferred compensation charged to expense, net of estimated forfeitures, was $6.6 million for the year ended December 31, 2009. As of December 31, 2011, other current liabilities in our consolidated balance sheet included deferred compensation liabilities of $6.4 million.

Income Taxes

Loral Space & Communications Inc. and its subsidiaries are subject to U.S. federal, state and local income taxation on their worldwide income and foreign taxation on certain income from sources outside the United States. Telesat is subject to tax in Canada and other jurisdictions, and Loral will provide in operating earnings any additional U.S. current and deferred tax required on distributions received or deemed to be received from Telesat. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying anticipated statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized.

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

Earnings per Share

Basic earnings per share are computed based upon the weighted average number of shares of voting and non-voting common stock outstanding during each period. Shares of non-voting common stock are in all respects identical to and treated equally with shares of voting common stock except for the absence of voting rights (other than as provided in Loral’s Amended and Restated Certificate of Incorporation which was ratified by Loral’s stockholders on May 19, 2009). Diluted earnings per share are based on the weighted average number of shares of voting and non-voting common stock outstanding during each period, adjusted for the effect of outstanding stock options and unvested restricted stock units, restricted stock and SS/L phantom stock appreciation rights.

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Non-cash operating items:
Equity in net income of affiliates	$(106,329)	$(85,625)	$(210,298)
Deferred taxes	69,223	(325,223)	(192)
Depreciation and amortization	32,509	33,732	39,796
Amortization of fair value adjustments related to orbital incentives	(1,024)	(1,639)	(664)
Stock based compensation	1,180	2,548	7,514
Provisions for inventory obsolescence	—	4,297	1,042
Warranty expense accruals (reversals)	1,383	(1,437)	(65)
Provisions for bad debts on billed receivables	—	—	2,759
(Gain) loss on disposition of net assets	(6,453)	84	—
Amortization of prior service credit and actuarial loss	876	(1,029)	412
Unrealized gain on nonqualified pension plan assets	(157)	(295)	(831)
Non-cash net interest expense (income)	354	(1,230)	(1,582)
Loss (gain) on foreign currency transactions and contracts	6,212	(3,690)	(2,676)

Net non-cash operating items	$(2,226)	$(379,507)	$(164,785)

Non-cash investing activities:
Capital expenditures incurred not yet paid	$7,766	$2,782	$3,091

Non-cash financing activities:
Issuance of restricted stock	$—	$—	$1,591

Contributions by noncontrolling interest	$—	$134	$—

Repurchase of voting common stock not yet paid	$472	$—	$—

Capitalized lease obligation	$2,243	$—	$—

Supplemental information:
Interest paid	$1,649	$1,991	$2,164

Tax payments (refunds), net	$5,937	$573	$(17,972)

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance, effective for the Company on January 1, 2012, requires changes in presentation only and will not have a significant impact on our consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of this guidance, effective for the Company on January 1, 2012, will have a significant impact on our consolidated financial statements.

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Derivatives	Unrealized Gains (Losses) on Investments	Postretirement Benefits	Proportionate Share of Telesat Other Comprehensive Loss	Accumulated Other Comprehensive Loss
Balance at January 01, 2009	$18,182	$117	$(65,029)	$—	$(46,730)
Period Change	(11,900)	658	233	(5,139)	(16,148)

Balance at December 31, 2009	$6,282	$775	$(64,796)	$(5,139)	$(62,878)
Period Change	(13,035)	340	(17,251)	(3,049)	(32,995)

Balance at December 31, 2010	$(6,753)	$1,115	$(82,047)	$(8,188)	$(95,873)
Period Change	5,447	(535)	(50,648)	(12,866)	(58,602)

Balance at December 31, 2011	$(1,306)	$580	$(132,695)	$(21,054)	$(154,475)

The activity in other comprehensive income (loss) and related income tax effects were as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Derivatives:
Unrealized loss on foreign currency hedges, net of tax benefit of $3,549 and $6,368 in 2011 and 2010, respectively	$(5,272)	$(9,422)	$(94)
Less: reclassification adjustment for loss (gain) included in net income, net of tax provision of $7,216 in 2011 and tax benefit of $2,441 in 2010	10,719	(3,613)	(11,806)

Unrealized gain (loss) on derivatives, net	5,447	(13,035)	(11,900)

Unrealized gain (loss) on investments:
Unrealized gain (loss) on available-for-sale securities, net of tax benefit of $360 in 2011 and tax provision of $230 in 2010	(535)	340	658

Postretirement benefits:
Net actuarial losses and prior service credits, net of tax benefit of $34,424 and $11,254 in 2011 and 2010, respectively	(51,172)	(16,637)	(179)
Amortization of actuarial gains and prior service credits, net of tax provision of $352 in 2011 and tax benefit of $415 in 2010	524	(614)	412

Postretirement benefits	(50,648)	(17,251)	233

Proportionate share of Telesat other comprehensive loss:
Proportionate share of Telesat other comprehensive loss, net of tax benefit of $8,651 and $2,052 in 2011 and 2010, respectively	(12,866)	(3,049)	(5,139)

Other comprehensive loss	$(58,602)	$(32,995)	$(16,148)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Contracts-in-Process and Long-Term Receivables

Contracts-in-Process

Contracts-in-Process consists of (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
U.S. government contracts:
Amounts billed	$34	$265
Unbilled receivables	1,311	1,634

	1,345	1,899

Commercial contracts:
Amounts billed	107,886	125,328
Unbilled receivables	50,030	59,669

	157,916	184,997

	$159,261	$186,896

As of December 31, 2011 and 2010, billed receivables were reduced by an allowance for doubtful accounts of $0.2 million.

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

Receivable balances related to satellite orbital incentive payments, deferred billings and the Telesat consulting services fee (see Note 17) as of December 31, 2011 are scheduled to be received as follows (in thousands):

September 30,
Long-Term Receivables
2012	$14,837
2013	16,145
2014	17,487
2015	19,046
2016	20,600
Thereafter	289,410

377,525
Less, current portion included in contracts-in-process	(14,837)

Long-term receivables	$362,688

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing Receivables

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	Unlaunched	Launched	Financing Receivables Subject To Aging	Current	90 Days or Less	More Than 90 Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$340,015	$141,518	$198,497	$198,497	$198,497	$—	$—
Short term unbilled	11,370	—	11,370	11,370	11,370	—	—
Short term billed	3,467	—	3,467	3,467	1,084	—	2,383

	354,852	141,518	213,334	213,334	210,951	—	2,383

Deferred Receivables	1,973	—	—	1,973	1,973	—	—

Consulting Services:
Telesat receivables	20,700	—	—	20,700	20,700	—	—

	377,525	141,518	213,334	236,007	233,624	—	2,383

Contracts-in-Process:
Unbilled receivables	39,971	39,971	—	—	—	—	—

Total	$417,496	$181,489	$213,334	$236,007	$233,624	$—	$2,383

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of December 31, 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	Unlaunched	Launched	Financing Receivables Subject To Aging	Current	90 Days or Less	More Than 90 Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$298,977	$133,688	$165,289	$165,289	$165,289	$—	$—
Short term unbilled	11,009	—	11,009	11,009	11,009	—	—
Short term billed	2,426	—	2,426	2,426	659	—	1,767

	312,412	133,688	178,724	178,724	176,957	—	1,767

Deferred Receivables	2,893	—	—	2,893	2,893	—	—

Consulting Services:
Telesat receivables	17,556	—	—	17,556	17,556	—	—

	332,861	133,688	178,724	199,173	197,406	—	1,767

Contracts-in-Process:
Unbilled receivables	50,294	50,294	—	—	—	—	—

Total	$383,155	$183,982	$178,724	$199,173	$197,406	$—	$1,767

Billed receivables of $104.5 million and $123.2 million as of December 31, 2011 and 2010, respectively (not including billed orbital receivables of $3.5 million and $2.4 million as of December 31, 2011 and 2010, respectively), have been excluded from the table above as they have contractual maturities of less than one year.

Long term unbilled receivables include satellite orbital incentives related to satellites under construction of $141.5 million and $133.7 million as of December 31, 2011 and 2010, respectively. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the applicable satellite is launched. Contracts-in-process include $40.0 million and $50.3 million as of December 31, 2011 and 2010, respectively, of unbilled receivables that represent accumulated incurred costs and earned profits net of losses on contracts in process that have been recorded as sales but have not yet been billed to customers. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the contractual obligation to bill the customer is fulfilled.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We assign internal credit ratings for all our customers with financing receivables. The credit worthiness of each customer is based upon public information and/or information obtained directly from our customers. We utilize credit ratings where available from the major credit rating agencies in our analysis. We have therefore assigned our rating categories to be comparable to those used by the major credit rating agencies. Credit risk profile by internally assigned ratings, consisted of the following:

	September 30,	September 30,
Rating Categories	December 31, 2011	December 31, 2010
A/BBB	$41,607	$37,303
BB/B	246,373	225,533
B/CCC	94,156	80,222
Customers in bankruptcy	39,307	39,376
Other	(3,947)	721

Total financing receivables	$417,496	$383,155

5. Inventories

Inventories are comprised of the following (in thousands):

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Inventories-gross	$110,087	$104,029
Impaired inventory	(31,360)	(31,370)

	78,727	72,659
Inventories included in other assets	(1,426)	(1,426)

	$77,301	$71,233

The Company recorded inventory impairment charges of nil, $4.3 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The charge recorded in 2010 related primarily to long-term inventories.

6. Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Land and land improvements	$27,036	$27,036
Buildings	69,182	68,899
Leasehold improvements	16,696	14,007
Equipment	182,987	159,432
Furniture and fixtures	31,412	26,368
Satellite capacity under construction (see Note 17)	—	40,495
Other construction in progress	25,828	20,187

	353,141	356,425
Accumulated depreciation and amortization	(149,419)	(120,520)

	$203,722	$235,905

Depreciation and amortization expense for property, plant and equipment was $29.5 million, $25.8 million and $25.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Telesat Holdings Inc.	$377,244	$295,797
XTAR, LLC	68,991	65,293
Other	—	1,466

	$446,235	$362,556

Equity in net income of affiliates consists of (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Telesat Holdings Inc.	$114,476	$92,798	$213,241
XTAR, LLC	(6,681)	(6,991)	(2,743)
Other	(1,466)	(182)	(200)

	$106,329	$85,625	$210,298

Equity in net income of affiliates for the year ended December 31, 2011 includes a charge of $1.5 million to reduce the carrying value of our investment in an affiliate to zero based on our determination that the investment has been impaired and the impairment is other than temporary.

The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues	$139,960	$137,244	$92,144
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(18,498)	(14,734)	(10,071)
Profits relating to affiliate transactions not eliminated	10,411	8,294	5,671

The above amounts related to transactions with affiliates exclude the effect of Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related net assets. As a result of this sale to Telesat, Loral received a $13 million sale premium and reversed $5 million of cumulative intercompany profit eliminations that were recorded when the satellite was being built for Loral. This combined benefit was reduced by the $11 million elimination of the portion of the benefit applicable to Loral’s 64% interest in Telesat, which has been reflected as a reduction of our investment in Telesat, and the remaining $7 million has been reflected as a gain on our consolidated statement of operations for the year ended December 31, 2011.

We use the equity method of accounting for our majority economic interest in Telesat because we own 33 1/3% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our 64% economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights. The ability of Telesat to pay dividends and consulting fees in cash to Loral is governed by applicable covenants relating to Telesat’s debt and shareholder agreements. Telesat is permitted to pay cash dividends of $75 million plus 50% of cumulative consolidated net income to its shareholders and consulting fees to Loral only when Telesat’s ratio of consolidated total debt to consolidated EBITDA is less than 5.0 to 1.0. For the year ended December 31, 2011, Loral has received cash payments from Telesat for consulting fees and interest thereon of $3.2 million. Loral did not receive any cash payments from Telesat for consulting fees and interest for the years ended December 31, 2010 and 2009. Through December 31, 2011, Loral has received no dividend payments from Telesat.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution, to Telesat in 2007 was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities is proportionately eliminated in determining our share of the income or losses of Telesat. Our equity in the net income of Telesat also reflects the elimination of our profit, to the extent of our economic interest, on satellites we are constructing for Telesat.

Telesat

We hold equity interests in Telesat Holdco representing 64% of the economic interests and 33 1/3% of the voting interests. Our Canadian partner, Public Sector Pension Investment Board (“PSP”), holds 36% of the economic interests and 66 2/3% of the voting interests in Telesat Holdco (except with respect to the election of directors as to which it holds a 30% voting interest).

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Statement of Operations Data:
Revenues	$817,269	$797,283	$691,566
Operating expenses	(188,119)	(190,632)	(203,417)
Depreciation, amortization and stock-based compensation	(248,012)	(249,318)	(230,176)
Gain on insurance proceeds	136,507	—	—
Impairment of intangible assets	(1,112)	—	—
(Loss) gain on disposition of long-lived assets	(1,499)	3,714	29,311
Operating income	515,034	361,047	287,284
Interest expense	(220,598)	(234,556)	(227,986)
Foreign exchange (losses) gains	(80,991)	159,191	439,160
Gains (losses) on financial instruments	50,731	(76,937)	(148,954)
Other income (expense)	1,964	619	(764)
Income tax expense	(65,271)	(41,177)	(2,185)
Net income	200,869	168,187	346,555

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Balance Sheet Data:
Current assets	$351,802	$291,367
Total assets	5,347,174	5,309,441
Current liabilities	289,351	294,485
Long-term debt, including current portion	2,817,857	2,928,916
Total liabilities	4,045,619	4,145,336
Redeemable preferred stock	138,485	141,718
Shareholders’ equity	1,163,070	1,022,387

Following the launch in May 2011 of Telstar 14R/Estrela do Sul 2, an SS/L-built satellite, the satellite’s north solar array failed to fully deploy. The north solar array anomaly has diminished the amount of power available for the satellite’s transponders and has reduced the life expectancy of the satellite. As a result, during the third quarter of 2011, Telesat carried out an impairment test for the satellite. Based on Telesat management’s best estimates and assumptions, there was no impairment in Telstar 14R/Estrela do Sul 2 and as a result no adjustment to the carrying value of the asset was required. In December 2011, Telesat received insurance proceeds of $132.7 million from its insurers with respect to the claim Telesat filed for the failed solar array deployment.

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. During November 2011 and January 2012, XTAR reduced its revenue forecast for 2012 and subsequent years. We have performed an impairment test for our investment in XTAR as of December 31, 2011, using the January 2012 forecast, and concluded that our investment in XTAR was not impaired. Any further declines in XTAR’s projected revenues may result in a future impairment charge.

In January 2005, Hisdesat provided XTAR with a convertible loan in the principal amount of $10.8 million due February 2011, for which Hisdesat received enhanced governance rights in XTAR. The loan was subsequently extended to December 31, 2011. In November 2011, Loral and Hisdesat made capital contributions to XTAR in proportion to their respective ownership interests, and the proceeds were used to repay the loan balance of $18.5 million, which included the principal amount and accrued interest. Loral’s capital contribution was $10.4 million.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders was $24 million in 2011, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Interest on XTAR’s outstanding lease obligations to Hisdesat is paid through the issuance of a class of non-voting membership interests in XTAR, which enjoy priority rights with respect to dividends and distributions over the ordinary membership interests currently held by us and Hisdesat. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through December 31, 2011 were $14.2 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 17). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s shareholder agreements.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summary financial data for XTAR as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 (in thousands):

Statement of Operations Data:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues	$37,055	$37,907	$32,038
Operating expenses	(34,734)	(35,724)	(34,594)
Depreciation and amortization	(9,617)	(9,618)	(9,618)
Operating loss	(7,296)	(7,435)	(12,174)
Gain on settlement of Arianespace incentive cap	—	—	11,668
Net loss	(11,882)	(12,435)	(4,849)

	September 30,	September 30,
	December 31,
	2011	2010
Balance Sheet Data:
Current assets	$10,558	$9,290
Total assets	88,033	96,383
Current liabilities	45,704	61,839
Total liabilities	54,614	69,616
Members’ equity	33,419	26,767

Other

As of December 31, 2011 and 2010, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

8. Intangible Assets

Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Weighted Average Remaining Amortization	December 31, 2011		December 31, 2010
	Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Internally developed software and technology	1	$59,027	$(57,173)	$59,027	$(54,702)
Trade names	14	9,200	(2,875)	9,200	(2,415)

Total		$68,227	$(60,048)	$68,227	$(57,117)

Total amortization expense for intangible assets was $2.9 million, $9.2 million and $11.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Annual amortization expense for intangible assets for the five years ended December 31, 2016 is estimated to be as follows (in thousands):

September 30,
2012	$2,314
2013	460
2014	460
2015	460
2016	460

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes fair value adjustments made in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	20,255	19,299

	$(16,641)	$(17,597)

Net amortization of these fair value adjustments was a credit to expense of $1.0 million in 2011, a credit to expense of $2.9 million in 2010 and a charge to expense of $2.6 million in 2009.

9. Debt Obligations

SS/L Credit Agreement

On December 20, 2010, SS/L entered into an amended and restated credit agreement (the “Credit Agreement”) with several banks and other financial institutions. The Credit Agreement provides for a $150 million senior secured revolving credit facility (the “Revolving Facility”). On December 8, 2011, the Credit Agreement was amended to increase the letter of credit sublimit from $50 million to $100 million. The Revolving Facility includes a $10 million swingline commitment. The Credit Agreement matures on January 24, 2014 (the “Maturity Date”). The prior $100 million credit agreement was entered into on October 16, 2008 and had a maturity date of October 16, 2011.

The following summarizes information related to the Credit Agreement and prior credit agreement (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Letters of credit outstanding	$4,785	$4,911
Borrowings	—	—

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Interest expense (including commitment and letter of credit fees)	$1,302	$818	$1,168
Amortization of issuance costs	725	1,570	878

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

SS/L may elect to borrow under the Revolving Facility on either a daily basis or for periods ending in one, two, three or six months. Daily borrowings bear interest at an annual rate equal to 2.75% plus the greater of (1) the Prime Rate then in effect, (2) the Federal Funds Rate then in effect plus 0.5% and (3) the one month Eurodollar Rate then in effect plus 1.0%. Borrowings for periods ending in one, two, three or six months will bear interest at an annual rate equal to 3.75% plus the appropriate Eurodollar Rate. Interest on a daily loan is paid quarterly, and interest on a Eurodollar loan is paid either on the last day of the interest period or quarterly, whichever is shorter. In addition, the Credit Agreement requires the Company to pay certain customary fees, costs and expenses of the lenders.

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

10. Income Taxes

The (provision) benefit for income taxes on the income before income taxes and equity in net income of affiliates consists of the following (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Current:
U.S. Federal	$(12,243)	$(4,575)	$(2,597)
State and local	(7,679)	(12,026)	(3,166)

Total current	(19,922)	(16,601)	(5,763)

Deferred:
U.S. Federal	(61,248)	277,916	669
State and local	(7,975)	47,307	(477)

Total deferred	(69,223)	325,223	192

Total income tax (provision) benefit	$(89,145)	$308,622	$(5,571)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our current tax (provision) benefit includes an increase to our liability for UTPs for (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
(Increase) decrease to unrecognized tax benefits	$(10,593)	$(5,517)	$2,817
Interest expense	(4,809)	(5,391)	(4,426)
Penalties	(1,659)	(633)	(701)

Total	$(17,061)	$(11,541)	$(2,310)

For 2011, the deferred income tax provision of $69.2 million related primarily to our equity in net income of Telesat for the current year after having reversed our valuation allowance in the fourth quarter of 2010.

For 2010, the deferred income tax benefit of $325.2 million related primarily to (i) a benefit of $335.3 million from the reversal of a significant portion of our valuation allowance during the fourth quarter after having determined that based on all available evidence, it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future offset by (ii) a provision of $10.1 million for the decrease to our deferred tax asset for federal AMT credits.

For 2009, the deferred income benefit of $0.2 million is detailed above.

In addition to the (provision) benefit for income taxes presented above, we recorded: (i) a deferred tax benefit of $39.4 million and $22.3 million for 2011 and 2010, respectively, related to tax adjustments in other comprehensive loss (see Note 3) and (ii) a current state tax benefit of $1.2 million and $0.4 million for 2011 and 2010, respectively, related to the excess tax benefits from stock option exercises recorded to paid-in-capital. The Company uses the with-and-without approach of determining when excess tax benefits from equity compensation have been realized. There were no additional items for 2009.

The (provision) benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate on income before income taxes and equity in net income of affiliates because of the effect of the following items (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Tax provision at U.S. Statutory Rate of 35%	$(38,497)	$(32,583)	$(9,441)
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	(9,703)	(31,898)	(16,703)
Equity in net income of affiliates	(37,216)	(29,969)	(73,604)
Losses in litigation	1,542	(583)	(526)
Provision for unrecognized tax benefits	1,457	2,542	(1,356)
Nondeductible expenses	(2,500)	(987)	(2,076)
Change in valuation allowance	375	402,809	96,617
Other, net	(4,603)	(709)	1,518

Total income tax (provision) benefit	$(89,145)	$308,622	$(5,571)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Balance at January 1	$132,211	$120,124	$108,592
Increases related to prior year tax positions	1,220	339	8,855
Decreases related to prior year tax positions	(24,745)	(1,933)	(1,969)
Decrease as a result of statute expirations	(1,629)	(1,886)	(3,178)
Decrease as a result of tax settlements	(7,606)	(5,207)	(4,887)
Increases related to current year tax positions	15,842	20,774	12,711

Balance at December 31	$115,293	$132,211	$120,124

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to UTPs related to Old Loral, as well as several of our federal and state income tax returns filed for 2007 and 2008, potentially resulting in a $61.0 million reduction to our unrecognized tax benefits.

Our liability for UTPs increased from $122.8 million at December 31, 2010 to $139.9 million at December 31, 2011 and is included in long-term liabilities in the consolidated balance sheets. At December 31, 2011, we have accrued $29.0 million and $24.5 million for the potential payment of tax-related interest and penalties, respectively. If our positions are sustained by the taxing authorities, approximately $108.1 million of the tax benefits will reduce the Company’s income tax provision. Other than as described above, there were no significant changes to our unrecognized tax benefits during the twelve months ended December 31, 2011, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

In connection with the Telesat transaction, Loral retained the benefit of tax recoveries related to the transferred assets and indemnified Telesat for Loral Skynet tax liabilities relating to periods preceding 2007. The unrecognized tax benefits related to the Loral Skynet subsidiaries were transferred to Telesat subject to the contractual tax indemnification provided by Loral. Loral’s net receivable at December 31, 2011 for the probable outcome of these matters is not material. (see Note 17)

At December 31, 2011, we had federal NOL carryforwards of $380.4 million, state NOL carryforwards, primarily California, of $244.0 million, and federal research credits of $5.8 million which expire from 2012 to 2031, as well as federal and state AMT credit carryforwards of approximately $14.4 million that may be carried forward indefinitely.

The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code. Accordingly, use of our tax attributes, such as NOLs and tax credits generated prior to the ownership change, are subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. Our annual limitation was increased significantly each year through 2010, the last year allowed for the recognition of additional benefits from our “net unrealized built-in gains” (i.e., the excess of fair market value over tax basis for our assets) as of the Effective Date.

We assess the recoverability of our NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We continue to maintain our valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2011, we had a valuation allowance totaling $10.9 million against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods and character of such attributes. During 2011, the valuation allowance decreased by $0.3 million, primarily recorded as a benefit in our statement of operations.

During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of the deferred tax assets in the future and no longer required a full valuation allowance. We based this conclusion on cumulative profits generated in recent periods, as well as our current expectation that future operations would generate sufficient taxable income to realize the tax benefit from certain deferred tax assets. Accordingly, during 2010, our valuation allowance decreased from $414.0 million to $11.2 million. Of the $402.8 million change, which was recorded as a benefit in our statement of operations, $335.5 million was reversed as a deferred income tax benefit during the fourth quarter of 2010.

During 2009, our valuation allowance decreased by $73.7 million. The net change consisted primarily of (i) a decrease of $96.6 million recorded as a benefit in our statement of operations, (ii) an increase of $7.0 million charged to accumulated other comprehensive loss and (iii) an increase of $15.9 million offset by a corresponding increase to the deferred tax asset.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the net deferred income tax assets are (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Deferred tax assets:
Postretirement benefits other than pensions	$26,685	$25,504
Inventoried costs	20,165	24,666
Net operating loss and tax credit carryforwards	139,070	151,497
Compensation and benefits	24,984	26,996
Deferred research & development costs	3,269	6,575
Income recognition on long-term contracts	22,402	24,686
Investments in and advances to affiliates	6,175	34,227
Other, net	5,850	5,468
Federal benefit of uncertain tax positions	29,576	29,249
Pension costs	93,948	70,268

Total deferred tax assets before valuation allowance	372,124	399,136
Less valuation allowance	(10,887)	(11,228)

Net deferred tax assets	361,237	387,908

Deferred tax liabilities:
Property, plant and equipment	(27,515)	(23,189)
Intangible assets	(3,289)	(4,480)

Total deferred tax liabilities	(30,804)	(27,669)

Net deferred tax assets	$330,433	$360,239

Classification on consolidated balance sheets:
Current deferred tax assets	$67,070	$66,220
Long-term deferred tax assets	263,363	294,019

Total deferred tax assets	$330,433	$360,239

11. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of voting common stock reserved and available for issuance under the Stock Incentive Plan is 1,742,879 shares of which 1,158,879 were available for future grant at December 31, 2011. This number of shares of voting common stock available for issuance would be reduced if restricted stock units or SS/L phantom stock appreciation rights are settled in voting common stock. In addition, shares of common stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan. Options issued under the Stock Incentive Plan generally have an exercise price equal to the fair market value of our stock, as defined, vest over a four year period and have a five to seven year life. The Awards provide for accelerated vesting if there is a change in control, as defined in the Stock Incentive Plan.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the June 2009 CEO Grant was estimated using the Hull-White I barrier lattice model based on the assumptions below. There were no stock options granted in 2011 or 2010.

September 30,
Year Ended December 31,
2009
Risk — free interest rate	2.72%
Expected life (years)	4.67
Estimated volatility	64.77%
Expected dividends	None
Weighted average grant date fair value	$11.39

A summary of the Company’s stock option activity for the year ended December 31, 2011 is presented below:

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2011	1,134,915	$28.46	1.3 years	$54,524

Granted	—	$—
Exercised	(795,915)	$27.43
Forfeited	—	$—

Outstanding at December 31, 2011	339,000	$30.86	1.5 years	$11,533

Vested and expected to vest at December 31, 2011	339,000	$30.86	1.5 years	$11,533

Exercisable at December 31, 2011	307,750	$30.44	1.4 years	$10,599

A summary of the Company’s non-vested restricted stock activity for the year ended December 31, 2011 is presented below:

	September 30,	September 30,
	Shares	Weighted Average Grant- Date Fair Value
Non-vested restricted stock at January 1, 2011	6,000	$33.58
Granted	—	$—
Vested	(2,000)	$33.58
Forfeited	—	$—

Non-vested restricted stock at December 31, 2011	4,000	$33.58

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

September 30,
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

A summary of the Company’s non-vested RSU activity for the year ended December 31, 2011 is presented below:

	September 30,	September 30,
	Shares	Weighted Average Grant- Date Fair Value
Non-vested RSUs at January 1, 2011	70,811	$18.25
Granted	15,000	$64.11
Vested	(61,211)	$15.88
Forfeited	—	$—

Non-vested RSUs at December 31, 2011	24,600	$52.11

In April 2009, other SS/L employees were granted 66,259 shares of Loral voting common stock, which were fully vested as of the grant date. The grant date fair value of the award is based on Loral’s average stock price of $24.01 at the date of grant.

In June 2009, the Company introduced a performance based long-term incentive compensation program consisting of SS/L phantom stock appreciation rights (“SS/L Phantom SARs”). Because SS/L common stock is not freely tradable on the open market and thus does not have a readily ascertainable market value, SS/L equity value under the program is derived from an Adjusted EBITDA-based formula. Each SS/L Phantom SAR provides the recipient with the right to receive an amount equal to the increase in SS/L’s notional stock price over the base price multiplied by the number of SS/L Phantom SARs vested on the applicable vesting date, subject to adjustment. SS/L Phantom SARs are settled and the SAR value (if any) is paid out on each vesting date. SS/L Phantom SARs may be settled in Loral voting common stock (based on the fair value of Loral voting common stock on the date of settlement) or cash at the option of the Company. SS/L Phantom SARs expire on June 30, 2016.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of SS/L Phantom SARs granted along with their vesting schedule is presented below. The fair value of the SS/L Phantom SARs in included as a liability in our consolidated balance sheet.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Vesting Date – March 18,
Grant Date	SARs granted	2010	2011	2012	2013	2014
June-2009	225,000	50%	25%	25%	—	—
Oct-2009	217,500	50%	25%	25%	—	—
Oct-2009	65,000	25%	25%	25%	25%	—
Dec-2009	32,500	50%	25%	25%	—	—
May-2010	175,000	—	25%	25%	25%	25%

A summary of the Company’s non-vested SS/L Phantom SAR activity for the year ended December 31, 2011 is presented below:

	September 30,	September 30,
	Shares	Weighted Average Grant- Date Fair Value
Non-vested SS/L Phantom SARs at January 1, 2011	461,250	$5.17
Granted	—	—
Vested	(178,750)	5.60
Forfeited	(7,500)	9.08

Non-vested SS/L Phantom SARs at December 31, 2011	275,000	$4.78

During fiscal years 2011, 2010 and 2009, the following activity occurred under the Stock Incentive Plan (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Total intrinsic value of options exercised	$39,018	$16,889	$1,578
Total fair value of restricted stock vested	$155	$1,493	$1,395
Total fair value of stock awards vested	$—	$—	$1,591
Total fair value of restricted stock units vested	$3,969	$12,687	$—

We recorded total stock compensation expense of $4.0 million (of which $2.8 million was or is expected to be paid in cash), $10.0 million (of which $7.5 million was paid in cash) and $9.6 million (of which $2.1 million was paid in cash) for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, total unrecognized compensation costs related to non-vested awards were $2.2 million and are expected to be recognized over a weighted average remaining period of 1.2 years.

12. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat. The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share (in thousands):

	September 30,	September 30,
	Year Ended December 31,	Year Ended December 31,
	2011	2010
Net income attributable to Loral common shareholders — basic	$126,677	$486,846
Less: Adjustment for dilutive effect of Telesat stock options	(4,352)	(4,177)

Net income attributable to Loral common shareholders — diluted	$122,325	$482,669

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Telesat stock options were excluded from the calculations of 2009 diluted earnings per share because they did not have a significant dilutive effect in 2009.

Basic earnings per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Common shares outstanding for diluted earnings per share:
Weighted average common shares outstanding	30,680	30,085	29,761
Stock options	257	495	48
Unvested restricted stock units	226	206	115
Unvested restricted stock	3	8	4
Unvested SS/L Phantom SARS	—	93	53

Common shares outstanding for diluted earnings per share	31,166	30,887	29,981

For the year ended December 31, 2009, the effect of certain stock options outstanding, which would be calculated using the treasury stock method and certain non-vested restricted stock and non-vested RSUs were excluded from the calculation of diluted earnings per share, as the effect would have been antidilutive. The following summarizes stock options outstanding, non-vested restricted stock and non-vested restricted stock units excluded from the calculation of diluted earnings per share:

September 30,
Year Ended December 31,
2009
(In thousands)
Stock options outstanding	125

Unvested restricted stock units	8

Unvested restricted stock	30

13. Pensions and Other Employee Benefits

Pensions

We maintain qualified pension and supplemental retirement plans. These plans are defined benefit pension plans, and members may contribute to the pension plan in order to receive enhanced benefits. Employees hired after June 30, 2006 do not participate in the defined benefit pension plans, but participate in our defined contribution savings plan with an additional Company contribution. Benefits are based primarily on members’ compensation and/or years of service. Our funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plans on a discretionary basis. Plan assets are generally invested in equity investments and fixed income investments. Pension plan assets are managed primarily by Russell Investment Corp. (“Russell”), which allocates the assets into funds as we direct.

Other Benefits

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for our pension plans. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2011 and 2010, and a statement of the funded status as of December 31, 2011 and 2010, respectively. We use a December 31 measurement date for the pension plans and other post retirement benefit plans.

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Reconciliation of benefit obligation
Obligation at beginning of period	$476,031	$420,076	$62,840	$67,392
Service cost	12,265	10,677	522	672
Interest cost	25,504	24,673	3,198	3,411
Participant contributions	1,469	1,507	2,014	1,968
Plan amendment	—	—	—	(1,386)
Actuarial loss (gain)	57,824	41,826	1,755	(5,085)
Benefit payments	(24,080)	(22,728)	(4,280)	(4,132)

Obligation at December 31,	549,013	476,031	66,049	62,840

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	289,036	256,166	269	507
Actual return on plan assets	(2,453)	28,133	(2)	2
Employer contributions	34,110	24,932	2,026	1,924
Participant contributions	1,469	1,507	2,014	1,968
Benefit payments	(22,870)	(21,702)	(4,280)	(4,132)

Fair value of plan assets at December 31,	299,292	289,036	27	269

Funded status at end of period	$(249,721)	$(186,995)	$(66,022)	$(62,571)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $315.7 million at December 31, 2011 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 4.75% and 5.5% at December 31, 2011 and 2010, respectively. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $36.5 million and $31.6 million as of December 31, 2011 and 2010, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2011 and 2010 consist of (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits December 31,		Other Benefits December 31,
	2011	2010	2011	2010
Actuarial (loss) gain	$(187,275)	$(108,826)	$9,578	$12,402
Amendments-prior service credit	19,954	22,673	2,416	3,144

	$(167,321)	$(86,153)	$11,994	$15,546

The amounts recognized in other comprehensive loss during the year ended December 31, 2011 consist of (in thousands):

	September 30,	September 30,
	Pension Benefits	Other Benefits
Actuarial loss during the period	$(83,828)	$(1,768)
Amortization of actuarial loss (gain)	5,379	(1,056)
Amortization of prior service credit	(2,719)	(728)

Total recognized in other comprehensive loss	$(81,168)	$(3,552)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the balance sheet consist of (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits		Other Benefits
	December 31,		December 31,
	2011	2010	2011	2010
Current Liabilities	$971	$1,223	$3,499	$3,526
Long-Term Liabilities	248,750	185,772	62,523	59,045

	$249,721	$186,995	$66,022	$62,571

The estimated actuarial loss and prior service credit for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $11.9 million and $2.7 million, respectively. The estimated actuarial gain and prior service credit for other benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $0.4 million and $0.7 million, respectively.

The accumulated pension benefit obligation was $530.0 million and $464.2 million at December 31, 2011 and 2010, respectively.

During 2011, we contributed $34.1 million to the qualified pension plan and $2.0 million for other employee post-retirement benefit plans. In addition, we made benefit payments relating to the supplemental retirement plan of $1.2 million. During 2012, based on current estimates, we expect to contribute approximately $41 million to the qualified pension plan and expect to fund approximately $3 million for other employee post-retirement benefit plans.

The following table provides the components of net periodic cost for the plans for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Pension Benefits			Other Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Service cost	$12,265	$10,677	$9,436	$522	$672	$863
Interest cost	25,504	24,673	24,447	3,198	3,411	3,965
Expected return on plan assets	(23,552)	(20,641)	(17,176)	(12)	(31)	(50)
Amortization of prior service credit	(2,719)	(2,719)	(2,719)	(728)	(728)	(481)
Amortization of net actuarial loss (gain)	5,379	3,536	4,083	(1,056)	(1,118)	(471)

Net periodic cost	$16,877	$15,526	$18,071	$1,924	$2,206	$3,826

Assumptions

Assumptions used to determine net periodic cost:

	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010	2009
Discount rate	5.50%	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.25%	4.25%	4.25%

Assumptions used to determine the benefit obligation:

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
Discount rate	4.75%	5.50%	6.00%
Rate of compensation increase	4.25%	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. The expected long-term rate of return on plan assets determined on this basis was 8.0% for the years ended December 31, 2011, 2010 and 2009. Our expected long-term rate of return on plan assets for 2012 is 8.0%.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2011 used a health care cost trend rate of 9.0% decreasing gradually to 5% by 2019. Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2010, used a health care cost trend rate of 9.0% decreasing gradually to 5% by 2018. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2011 would have the following effects (in thousands):

	September 30,	September 30,
	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$276	$(224)
Effect on the health care component of the accumulated postretirement benefit obligation	$5,310	$(4,490)

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

Asset allocation policy is the principal method for achieving the pension plans’ investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. The pension plans’ actual and targeted asset allocations are as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31,
	Actual Allocation		Target Allocation
	2011	2010	Target	Target Range
Equities	58%	61%	60%	50-65%
Fixed Income	42%	39%	40%	35-50%

	100%	100%	100%	100%

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The target and target range levels can be further defined as follows:

	September 30,	September 30,
	Target Allocation
	Target	Target Range
U.S. Large Cap Equities	25%	15-40%
U.S. Small Cap Equities	5%	0-10%
Global Equities	10%	5-20%
Non-U.S. Equities	10%	5-20%
Alternative Equity Investments	10%	0-20%

Total Equities	60%	50-70%

Fixed Income	30%	20-40%
Alternative Fixed Income Investments	10%	0-20%

Total Fixed Income	40%	30-50%

Total Target Allocation	100%	100%

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provides the fair values of the Company’s pension plan assets at December 31, 2011 and 2010, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements
Asset Category	Total	Percentage	Quoted Prices In Active Markets For Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In thousands)

At December 31, 2011:
Equity securities:
U.S. large-cap(1)	$60,813	20%		$60,813
U.S. small-cap(2)	18,010	6%	$3,901	14,109
Global (3)	20,273	7%		20,273
Non-U.S.(4)	33,781	11%	1,037	32,744
Alternative investments:
Equity long/short fund(5)	16,509	6%		5,952	$10,557
Real Estate Securities fund(6)	17,689	6%		5,854	11,835
Private equity fund(7)	6,870	2%		—	6,870

	173,945	58%	4,938	139,745	29,262

Fixed income securities:
Commingled funds(8)	100,178	33%		100,178
Alternative investments:
Distressed opportunity limited partnership(9)	5,217	2%			5,217
Multi-strategy limited partnerships(10)	19,916	7%	—	—	19,916
Diversified alternatives fund(11)	—	—			—
Other limited partnerships(12)	36	—	—	—	36

	125,347	42%	—	100,178	25,169

	$299,292	100%	$4,938	$239,923	$54,431

At December 31, 2010:
Equity securities:
U.S. large-cap(1)	$86,866	30%		$86,866
U.S. small-cap(2)	16,002	6%	$3,783	12,219
Non-U.S.(4)	53,101	18%	1,249	51,852
Alternative investments:
Equity long/short fund(5)	11,993	4%		6,111	$5,882
Private equity fund(7)	6,934	2%			6,934

	174,896	61%	5,032	157,048	12,816

Fixed income securities:
Commingled funds(8)	110,152	38%		110,152
Alternative investments:
Distressed opportunity limited partnership(9)	3,598	1%			3,598
Diversified alternatives fund(11)	353	0%			353
Other limited partnerships(12)	37	0%			37

	114,140	39%		110,152	3,988

	$289,036	100%	$5,032	$267,200	$16,804

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Investments in common stocks that rank among the largest 1,000 companies in the U.S. stock market.

(2)	Investments in common stocks that rank among the small capitalization stocks in the U.S. stock market.

(3)	Investments in common stocks across the world without being limited by national borders or to specific regions.

(4)	Investments in common stocks of companies from developed and emerging countries outside the United States.

(5)

Investments primarily in long and short positions in equity securities of U.S. and non-U.S. companies. We are invested in two funds; one fund has semi-annual tender offer redemption periods on June 30 and December 31 and is reported on a one month lag. The other fund has no limitations on redemptions and is reported on a current basis.

(6)

Investments in real estate through both the private and public sector. The pension plan is invested in two funds of funds. One fund invests in global public real estate securities (REITs) while the second fund invests in private real estate investments. The private real estate fund is valued on a quarterly lag.

(7)

Fund invests in portfolios of secondary interest in established venture capital, buyout, mezzanine and special situation funds on a global basis. The pension plan committed to invest up to $10 million in this fund. The remaining outstanding commitment at December 31, 2011 is $1.55 million. The amount invested in the fund, net of distributions, is $6.45 million and $7.30 million at December 31, 2011 and 2010, respectively. Fund is valued on a quarterly lag with adjustment for subsequent cash activity.

(8)	Investments in bonds representing many sectors of the broad bond market with both short-term and intermediate-term maturities.

(9)

Investments mainly in discounted debt securities, bank loans, trade claims and other debt and equity securities of financially troubled companies. This partnership has a one year lock-up period with semi-annual withdrawal rights on June 30 and December 31 thereafter. As of December 31, 2011, $2 million was subject to the lock-up period which will expire in June 2012. This fund is reported on a one month lag.

(10)

Investments mainly in partnerships that have multi-strategy investment programs and do not rely on a single investment model. In 2011, the pension plan invested in two limited partnerships that have multi-strategy investment programs. One partnership has quarterly liquidation rights with notice of 65 days while the second partnership has monthly liquidation rights with notice of 33 days. Both funds are reported on a one month lag.

(11)	Fund is a fund of hedge funds. Fund was closed and unwound its holdings. At December 31, 2010, the remaining assets were sold with the cash proceeds received in 2011.

(12)	The pension plan invested in other partnerships that have reached their end of life and have closed and are unwinding their holdings. Mainly partnerships that provided mezzanine financing.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant amount of Level 2 investments in the table results from including in this category investments in commingled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis. These commingled funds are valued at their net asset values (NAVs) that are calculated by the investment manager or sponsor. Equity investments in both U.S and non-U.S. stocks as well as public real estate investment trusts are primarily valued using a market approach based on the quoted market prices of identical securities. Fixed income investments are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2011 and 2010 is presented below:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Equity Fund	Equity Long/Short Fund	Distressed Opportunity Ltd. Partnership	Diversified Alternatives Fund	Other Limited Partnership	Multi Strategy Funds	Real Estate Fund	Total
	(In thousands)
Balance at January 1, 2010	$6,245	$5,468	$3,204	$3,135	$218	$—	$—	$18,270
Unrealized gain/(loss)	339	414	394	(884)	(66)	—	—	197
Realized gain/(loss)	—	—	—	(697)	233	—	—	(464)
Purchases	1,300	—	—	—	35	—	—	1,335
Sales	(950)	—	—	(1,201)	(383)	—	—	(2,534)

Balance at December 31, 2010	$6,934	$5,882	$3,598	$353	$37	$—	$—	$16,804
Unrealized gain/(loss)	786	(325)	(381)	2,521	(1)	(84)	335	2,851
Realized gain/(loss)	—	—	—	(2,527)	—	—	—	(2,527)
Purchases	200	5,000	2,000	—	—	20,000	11,500	38,700
Sales	(1,050)	—	—	(347)	—	—	—	(1,397)

Balance at December 31, 2011	$6,870	$10,557	$5,217	$—	$36	$19,916	$11,835	$54,431

Both the Equity Long/Short Fund and the Distressed Opportunity Limited Partnership are valued at each month-end based upon quoted market prices by the investment managers. They are included in Level 3 due to their restrictions on redemption to semi-annual periods on June 30 and December 31.

The Multi-Strategy Funds invest in various underlying securities. Each fund’s net asset value is calculated by the fund manager and is not publicly available. The fund managers accumulate all the underlying security values and use them in determining the funds’ net asset values.

During 2011, the pension plan received the cash proceeds from its the investment balance in the Diversified Alternatives Fund that was closed and liquidating its remaining assets at December 31, 2010.

The private equity fund and limited partnership valuations are primarily based on cost/price of recent investments, earnings/performance multiples, net assets, discounted cash flows, comparable transactions and industry benchmarks.

The real estate fund is a fund of funds. The fund records its investments at acquisition cost and the value is adjusted quarterly to reflect the fund’s share of income, appreciation or depreciation and additional contributions to or withdrawals from the underlying funds. The underlying funds’ real estate investments are independently appraised at least once per year and debt is marked to market on a quarterly basis.

The annual audited financial statements of all funds are reviewed by the Company.

Assets designated to fund the obligations of our supplemental retirement plan are held in a trust. Such assets amounting to $0.8 million and $2.1 million as of December 31, 2011 and 2010, respectively, are available to general creditors in the event of bankruptcy and, therefore, do not qualify as plan assets. Accordingly, other current assets included $0.8 million of these assets as of December 31, 2011 and 2010, respectively, and other assets included nil and $1.3 million of these assets as of December 31, 2011 and 2010, respectively.

Benefit Payments

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

	September 30,	September 30,	September 30,
		Other Benefits
	Pension Benefits	Gross Benefit Payments	Medicare Subsidy Receipts
2012	27,281	3,873	265
2013	27,952	4,131	278
2014	28,959	4,383	293
2015	29,671	4,551	310
2016	30,426	4,682	321
2017 to 2021	170,801	24,487	1,773

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66 2/3%, and retirement contributions. Retirement contributions represent contributions made by the Company to provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For the years ended December 2011, 2010 and 2009, Company contributions were $11.5 million, $10.0 million and $8.7 million, respectively. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

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

As of December 31, 2011, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the December 31, 2011 exchange rates) that were unhedged:

	September 30,	September 30,
	Foreign Currency	U.S.$
	(In thousands)
Future revenues — Japanese yen	¥50,062	$650
Future expenditures — Japanese yen	¥2,275,318	$29,567
Future revenues — euros	€17,635	$22,867
Future expenditures — euros	€5,317	$6,894

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

There were no derivative instruments in an asset position as of December 31, 2011. Therefore, there was no exposure to loss at such date as a result of the potential failure of the counterparties to perform as contracted.

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

The maturity of foreign currency exchange contracts held as of December 31, 2011 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows:

	September 30,	September 30,	September 30,
	To Sell
Maturity	Euro Amount	At Contract Rate	At Market Rate
	(In thousands)
2012	€27,244	$32,894	$35,275
2013	27,000	32,967	35,208

	€54,244	$65,861	$70,483

Balance Sheet Classification

The following summarizes the fair values and location in our consolidated balance sheet of all derivatives held by the Company as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts			Other current liabilities	$2,381
			Other liabilities	2,185

				4,566

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$1
			Other liabilities	56

Total derivatives		$1		$4,622

The following summarizes the fair values and location in our consolidated balance sheet of all derivatives held by the Company as of December 31, 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$4,152	Other current liabilities	$9,451
			Other liabilities	5,360

		$4,152		14,811

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$396	Other current liabilities	133
			Other liabilities	63

Total derivatives		$4,548		$15,007

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedge Gains (Losses) Recognition

The following summarizes the gains (losses) recognized in the consolidated statements of operations and in accumulated other comprehensive loss for all derivatives for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) on Derivative Ineffectiveness and Amounts Excluded from Effectiveness Testing
		Location	Amount	Location	Amount

Year ended December 31, 2011
Foreign exchange contracts	$(8,821)	Revenue	$(17,935)	Revenue	$(411)
				Interest income	$(1)

Year ended December 31, 2010
Foreign exchange contracts	$(15,790)	Revenue	$6,054	Revenue	$636
				Interest income	$(13)

	September 30,	September 30,
Cash Flow Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives
	Location	Amount
Year ended December 31, 2011
Foreign exchange contracts	Revenue	$(254)

Year ended December 31, 2010
Foreign exchange contracts	Revenue	$33

We estimate that $6.5 million of net losses from derivative instruments included in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months.

15. Commitments and Contingencies

Financial Matters

Due to the long lead times required to produce purchased parts, we have entered into various purchase commitments with suppliers. These commitments aggregated approximately $442 million as of December 31, 2011 and primarily relate to Satellite Manufacturing backlog.

SS/L has deferred revenue and accrued liabilities for warranty payback obligations relating to performance incentives for satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the year ended December 31, 2011 is as follows (in thousands):

September 30,
2011
Balance of deferred amounts at January 1	$35,730
Warranty costs incurred including payments	(2,131)
Accruals relating to pre-existing contracts (including changes in estimates)	3,514

Balance of deferred amounts at December 31	$37,113

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbital incentives”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital incentive payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included in our consolidated balance sheet as of December 31, 2011 were $355 million, net of fair value adjustments of $16 million. Approximately $230 million of the gross orbital receivables are related to satellites launched as of December 31, 2011, and $141 million are related to satellites under construction as of December 31, 2011.

On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under chapter 11 of the Bankruptcy Code. As of December 31, 2011, SS/L had $19 million of past due receivables from TerreStar related to an in-orbit SS/L built satellite and other related ground system deliverables and $16 million of past due receivables from TerreStar related to a second satellite under construction. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. The in-orbit satellite long-term orbital receivable balance, net of fair value adjustment, reflected on the balance sheet at December 31, 2011 is $16 million. The long-term orbital receivable balance reflected on the balance sheet for the satellite under construction is $13 million.

In July 2011, the TerreStar Bankruptcy Court approved an agreement between TerreStar and a subsidiary of DISH Network Corporation (“DISH Subsidiary”) pursuant to which DISH Subsidiary agreed to purchase substantially all of TerreStar’s assets. In connection with the sale, pursuant to a Stipulation and Order entered into between TerreStar and SS/L and approved by the TerreStar Bankruptcy Court in July 2011, the parties agreed to amend the satellite construction contract for the in-orbit satellite, the contract for related ground system deliverables and the contract for the satellite under construction, and TerreStar agreed to assume and assign to DISH Subsidiary, and DISH Subsidiary will take assignment of, such contracts as amended. The contract amendments provide for restructuring of certain past due payments and payments to become due as a result of which SS/L will maintain the collective profit position of the contracts and will not realize any impairment to its receivables. In addition, SS/L will be entitled to an allowed unsecured claim against TerreStar in the amount of approximately $5 million. The assumption will be effective as of the earlier of the closing of the asset sale to DISH Subsidiary or the effective date of confirmation of a plan of reorganization for TerreStar. The assignment will be effective as of the closing of the asset sale to DISH Subsidiary. On February 15, 2012, the TerreStar Bankruptcy Court entered an order confirming TerreStar’s plan of reorganization. The effective date of the plan of reorganization and the closing of the asset sale are each subject to a number of conditions, including, among others, FCC and other regulatory approvals. Pending assumption and assignment of the contracts, TerreStar is required to make payments that fall due in the ordinary course of business under the contracts as amended. Assuming closing of the asset sale to DISH Subsidiary and assumption and assignment of the contracts as amended, SS/L believes that it will not incur a loss with respect to the receivables due from TerreStar.

As of December 31, 2011, SS/L had receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $1 million. In addition, under its contract, ICO has future payment obligations to SS/L that total approximately $23 million, of which approximately $11 million (including $9 million of orbital incentives) is included in long-term receivables. ICO, which sought to reorganize under chapter 11 of the Bankruptcy Code in May 2009, has agreed to, and the ICO Bankruptcy Court has approved, ICO’s assumption of its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of ICO’s plan of reorganization), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. In March 2011, the ICO Bankruptcy Court approved an investment agreement pursuant to which DISH Network Corporation (“DISH”) agreed to acquire ICO. In connection with this investment agreement, in April 2011, DISH purchased certain claims against ICO for cash, including SS/L claims aggregating approximately $7.0 million plus approximately $1.4 million of accrued interest. SS/L believes that, based upon completion of the tender offer and other payments by ICO to SS/L under the modified contract, it is not probable that SS/L will incur a material loss with respect to the receivables from ICO. Although, in July 2011, the ICO Bankruptcy Court confirmed a plan of reorganization for ICO, closing of DISH’s acquisition of ICO and ICO’s emergence from chapter 11 is still subject to certain other conditions, including, FCC regulatory approval.

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

SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer may terminate the contract for default. The customer is an established operator which will utilize the satellite in the operation of its existing business. SS/L and the customer are continuing to perform their obligations under the contract, and the customer continues to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should successfully terminate the contract for default, the customer would be entitled to a full refund of its payments, liquidated damages and interest, which through December 31, 2011 totaled approximately $204 million, plus re-procurement costs. In the event of termination for default, SS/L would own the satellite and would attempt to recoup any losses through resale to another customer.

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

SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. There can be no assurance that infringement of existing third party patents has not occurred or will not occur. In the event of infringement, we could be required to pay royalties to obtain a license from the patent holder, refund money to customers for components that are not useable or redesign our products to avoid infringement, all of which would increase our costs. We could also be subject to injunctions prohibiting us from using components or methods. We may also be required under the terms of our customer contracts to indemnify our customers for damages relating to infringement. For example, ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) have commenced a lawsuit in the United States District Court for the Southern District of California against SS/L and Loral alleging, among other things, that SS/L and Loral infringed certain ViaSat patents and that SS/L breached non-disclosure obligations in certain contracts with ViaSat in connection with the manufacture of satellites by SS/L for customers other than ViaSat. The lawsuit also seeks to hold Loral liable for SS/L’s alleged infringement and breach of contract. See “Legal Proceedings” below for details of this lawsuit.

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

Lease Arrangements

We lease certain facilities and equipment under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. We have no sublease income in any of the periods presented. Rent expense, is as follows (in thousands):

September 30,
Rent Expense
Year ended December 31, 2011	$16,234
Year ended December 31, 2010	$18,911
Year ended December 31, 2009	$16,337

Property, plant and equipment relating to capital leases was $3.4 million at December 31, 2011 and nil at December 31, 2010 with accumulated amortization of $0.7 million and nil, respectively. Depreciation and amortization of assets recorded under capital leases was $0.7 million in 2011 and nil in 2010 and 2009.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more as of December 31, 2011 (in thousands):

	September 30,	September 30,
	Capital Leases	Operating Leases
2012	$1,201	$10,155
2013	1,201	7,783
2014	—	6,876
2015	—	5,747
2016	—	3,670
Thereafter	—	4,894

Total minimum lease payments	2,402	$39,125

Less amount representing interest	(159)

Present value of future minimum lease payments	$2,243

Legal Proceedings

In February 2012, ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) (collectively, “ViaSat”) commenced a lawsuit in the United States District Court for the Southern District of California against SS/L and Loral, Case No. 3:12-cv-00260-H-WVG. The complaint alleges, among other things, that SS/L and Loral infringed certain ViaSat patents and that SS/L breached non-disclosure obligations in certain contracts with ViaSat in connection with the manufacture of satellites by SS/L for customers other than ViaSat. The complaint also seeks to hold Loral liable for SS/L’s alleged infringement and breach of contract. The complaint seeks, among other things, damages (including treble damages with respect to the patent infringement claims) in amounts to be determined at trial and to enjoin SS/L and Loral from further infringement of the ViaSat patents and breach of contract. Although SS/L and Loral intend to engage in discussions with ViaSat to resolve the matter, there can be no assurance that the parties will resolve the matter. If the parties are not able to resolve the matter through discussions and the matter proceeds to trial, SS/L and Loral believe that they each have, and intend vigorously to pursue, meritorious defenses and counterclaims to ViaSat’s claims. There can be no assurance, however, that SS/L’s and Loral’s defenses and counterclaims will be successful with respect to all or some of ViaSat’s claims. We believe that SS/L’s and Loral’s conduct was consistent with, and in due regard for, any applicable and valid intellectual property rights of ViaSat. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on SS/L’s or Loral’s financial position or results of operations.

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

16. Segments

Loral has two segments: satellite manufacturing and satellite services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the years ended December 31, 2011, 2010 and 2009. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results as equity in net income of affiliates. Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gains on disposition of net assets, directors’ indemnification expense, gains or losses on litigation not related to our operations, other expense and equity in net income of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other expense, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment revenues primarily consists of satellites under construction by satellite manufacturing for satellite services and the leasing of transponder capacity by satellite manufacturing from satellite services. Summarized financial information concerning the reportable segments is as follows:

Segment Information

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues
Satellite manufacturing:
External revenues	$967,432	$1,021,768	$901,283
Intersegment revenues(1)	140,763	143,318	107,401

Satellite manufacturing revenues	1,108,195	1,165,086	1,008,684
Satellite services revenues(2)	817,269	797,283	691,566

Operating segment revenues before eliminations	1,925,464	1,962,369	1,700,250
Intercompany eliminations(3)	(830)	(6,101)	(15,284)
Affiliate eliminations(2)	(817,269)	(797,283)	(691,566)

Total revenues as reported	$1,107,365	$1,158,985	$993,400

Segment Adjusted EBITDA(4)
Satellite manufacturing	$137,659	$143,076	$90,565
Satellite services(2)	629,150	606,651	488,149
Corporate(5)	(17,170)	(17,866)	(21,371)

Adjusted EBITDA before eliminations	749,639	731,861	557,343
Intercompany eliminations(3)	(279)	(1,465)	(1,673)
Affiliate eliminations(2)	(629,150)	(606,651)	(488,149)

Adjusted EBITDA	120,210	123,745	67,521

Reconciliation to Operating Income
Depreciation, Amortization and Stock-Based Compensation(4)
Satellite manufacturing	(32,514)	(34,675)	(44,203)
Satellite services(2)	(248,010)	(249,318)	(230,176)
Corporate	(1,175)	(1,605)	(3,107)

Segment depreciation before affiliate eliminations	(281,699)	(285,598)	(277,486)
Affiliate eliminations(2)	248,010	249,318	230,176

Depreciation, amortization and stock-based compensation as reported	(33,689)	(36,280)	(47,310)
Gain on disposition of net assets(6)	6,913	—	—
Directors’ indemnification expense (7)	—	(6,857)	—

Operating income as reported	$93,434	$80,608	$20,211

Capital Expenditures
Satellite manufacturing	$36,615	$35,378	$26,426
Satellite services(2)	390,641	254,020	231,654
Corporate	350	18,679	17,131

Segment capital expenditures before affiliate eliminations(8)	427,606	308,077	275,211
Affiliate eliminations(2)	(390,641)	(254,020)	(231,654)

Capital expenditures as reported	$36,965	$54,057	$43,557

	September 30,	September 30,
	As of December 31,
	2011	2010
	(In thousands)
Total Assets(8)
Satellite manufacturing	$929,408	$920,647
Satellite services(9)	5,724,418	5,605,239
Corporate	529,501	538,464

Total assets before affiliate eliminations	7,183,327	7,064,350
Affiliate eliminations(2)	(5,347,174)	(5,309,441)

Total assets as reported	$1,836,153	$1,754,909

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Intersegment revenues include $140 million, $137 million and $92 million for the years ended December 31, 2011, 2010 and 2009, respectively, of revenue from affiliates.

(2)

Satellite services represents Telesat. Affiliate eliminations represent the elimination of amounts attributable to Telesat whose results are reported under the equity method of accounting in our consolidated statements of operations (see Note 7).

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

(6)

Represents the gain on the sale of Loral’s portion of the payload on the ViaSat-1 satellite and related net assets to Telesat adjusted for elimination of Loral’s 64% ownership interest in Telesat (see Note 17).

(7)	Represents indemnification expense, net of insurance recovery, in connection with defense costs incurred by MHR affiliated directors in the Delaware shareholder derivative case (see Note 15).

(8)	Amounts are presented after the elimination of intercompany profit.

(9)	Includes $2.4 billion of satellite services goodwill related to Telesat as of December 31, 2011 and 2010, respectively.

Revenue by Customer Location

The following table presents our revenues by country based on customer location for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010	2009
United States	$397,389	$645,769	$534,294
Canada	137,610	137,195	92,094
Spain	113,546	85,161	85,499
Bermuda	83,600	—	—
Mexico	82,657	49,157	22
France	80,923	24,657	344
People’s Republic of China (including Hong Kong)	47,967	44,135	54,677
United Kingdom	40,741	57,976	101,499
Australia	40,067	—	—
Luxembourg	31,107	70,678	61,673
Norway	29,809	—	—
The Netherlands	18,501	26,721	59,509
Other	3,448	17,536	3,789

	$1,107,365	$1,158,985	$993,400

During 2011, three of our customers accounted for approximately 13%, 12% and 10% of our consolidated revenues. During 2010, five of our customers accounted for approximately 19%, 13%, 12%, 12% and 11% of our consolidated revenues. During 2009, three of our customers accounted for approximately 22%, 16% and 10% of our consolidated revenues.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Related Party Transactions

Transactions with Affiliates

Telesat

As described in Note 7, we own 64% of Telesat and account for our ownership interest under the equity method of accounting.

In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian partner, PSP and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions), provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco and provides for either PSP or Loral to cause Telesat Holdco to conduct an initial public offering of its equity shares if an initial public offering has not been completed by October 31, 2011, the fourth anniversary of the Telesat transaction. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party and provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities.

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

As of December 31, 2011, SS/L had contracts with Telesat for the construction of the Nimiq 6 and Anik G1 satellites. Information related to satellite construction contracts with Telesat is as follows:

	September 30,	September 30,	September 30,
	For Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues from Telesat satellite construction contracts	$139,911	$137,195	$92,095
Milestone payments received from Telesat	126,579	168,130	89,419

Amounts receivable by SS/L from Telesat related to satellite construction contracts as of December 31, 2011 and 2010 were $4.6 million and nil, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven-year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses for each of the years ended December 31, 2011, 2010 and 2009, included income of $5.0 million related to the Consulting Agreement. We also had a long-term receivable related to the Consulting Agreement from Telesat of $20.7 million and $17.6 million as of December 31, 2011 and 2010, respectively. We received payments from Telesat of $3.2 million under this agreement for the year ended December 31, 2011. No payments were received from Telesat for the years ended December 31, 2010 and 2009.

In connection with the Telesat transaction, Loral has retained the benefit of tax recoveries related to the transferred assets and has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of December 31, 2011 and 2010, we had recognized a net receivable from Telesat of $0.5 million, representing our estimate of the probable outcome of these tax matters, which is included as other assets of $2.6 million and long-term liabilities of $2.1 million in the consolidated balance sheet as of December 31, 2011. There can be no assurance, however, that these tax matters will be ultimately settled for the net amount recorded.

In June 2011, Loral, along with Telesat Holdco, Telesat, PSP and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), entered into Grant Agreements (the “Grant Agreements”) with Daniel Goldberg, Michael C. Schwartz and Michel G. Cayouette (each, a “Participant” and collectively, the “Participants”). Each of the Participants is an executive of Telesat, which is owned by the Company together with its Canadian partner, PSP, through their ownership of Telesat Holdco. The Grant Agreements document grants previously approved and made in September 2008. Mr. Goldberg’s agreement is effective as of May 20, 2011, and the agreements for each of Messrs. Schwartz and Cayouette are effective as of May 31, 2011.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the Viasat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $17.7 million, $34.6 million and $86.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. In consideration for the assignment, Loral received $13 million from Telesat and was reimbursed by Telesat, for approximately $48.2 million of net costs incurred through closing of the sale, including costs for the satellite, launch and insurance, and costs of the gateways and related equipment. Also, in connection with the assignment if Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers during the first four years after the commencement of service using the supplemental capacity. In connection with the sale, Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. Our consolidated statements of operations for the year ended December 31, 2011 included a $6.9 million gain on this transaction representing the $13 million of proceeds in excess of costs adjusted for cumulative intercompany profit eliminations and our retained ownership interest in Telesat. During 2010, a subsidiary of Loral entered into contracts with ViaSat for procurement of equipment and services and with Telesat for consulting, management, engineering and integration services related to the gateways that enable commercial services using the Loral Payload. Prior to April 11, 2011, we had made cumulative payments of $3.9 million to ViaSat and $1.4 million to Telesat under these agreements.

Costs of satellite manufacturing for sales to related parties were $124.5 million, $140.5 million and $153.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of December 31, 2011 and 2010, our consolidated balance sheets included a liability of $3.7 million and $6.0 million, respectively, for the future use of these transponders. Interest expense on this liability was $0.5 million, $0.7 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, we made payments of $2.7 million to Telesat pursuant to the agreement.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XTAR

As described in Note 7, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of December 31, 2011 and 2010 were $4.2 million and $3.0 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the years ended December 31, 2011 and 2010. Our selling, general and administrative expenses included offsetting income to the extent of cash received under this agreement of $1.2 million for the year ended December 31, 2009.

MHR Fund Management LLC

Two of the managing principals of MHR, Mark H. Rachesky and Hal Goldstein are members of Loral’s board of directors. A former managing principal of MHR, Sai S. Devabhaktuni, was a member of the Loral Board until his resignation in January 2012.

In June 2009, Loral filed a shelf registration statement covering shares of voting common stock and non-voting common stock held by the MHR Funds and Dr. Rachesky, which registration statement was declared effective in July 2009. Various funds affiliated with MHR and Dr. Rachesky held, as of December 31, 2011 and 2010, approximately 38.6% and 38.9%, respectively, of the outstanding voting common stock and as of December 31, 2011 and 2010 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.7% and 58.0%, respectively.

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

As of December 31, 2010, funds affiliated with MHR held $83.7 million in principal amount of Telesat 11% Senior Notes and $29.75 million in principal amount of Telesat 12.5% Senior Subordinated Notes. As of December 31, 2011, MHR did not own any Telesat Senior Notes or Senior Subordinated Notes.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
Year ended December 31, 2011	March 31,	June 30,	September 30,	December 31,
Revenues	$279,899	$252,422	$268,845	$306,199
Operating income	27,452	23,484	14,371	28,127
Income before income taxes and equity in net income (losses) of affiliates	36,912	26,105	17,189	29,784
Equity in net income (losses) of affiliates	46,246	23,940	(77,262)	113,405
Net income (loss)	67,795	29,626	(77,298)	107,051
Net income (loss) attributable to Loral common shareholders	67,819	29,333	(77,368)	106,893
Basic and diluted income (loss) per share(1):
Basic income (loss) per share	2.21	0.96	(2.52)	3.48
Diluted income (loss) per share	2.10	0.91	(2.52)	3.28

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
Year ended December 31, 2010	March 31,	June 30,	September 30,	December 31,
Revenues	$228,914	$279,962	$323,438	$326,671
Operating income (loss)	(16,267)	23,098	39,621	34,156
Income (loss) before income taxes and equity in net income (losses) of affiliates	(13,704)	26,355	41,462	38,981
Equity in net income (losses) of affiliates	44,592	(44,374)	40,011	45,396
Net income (loss)	29,373	(19,665)	72,392	405,241
Net income (loss) attributable to Loral common shareholders	29,373	(19,665)	72,392	404,746
Basic and diluted income (loss) per share(1):
Basic income (loss) per share	0.98	(0.66)	2.40	13.36
Diluted income (loss) per share	0.97	(0.66)	2.29	12.87

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2011, 2010 and 2009

(In thousands)

	September 30,	September 30,		September 30,	September 30,	September 30,
	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts(1)	Deductions From Reserves(2)	Balance at End of Period
Year ended 2009
Allowance for billed receivables	$923	$2,759		$—	$—	$3,682

Inventory allowance	$27,200	$1,042		$55	$—	$28,297

Deferred tax valuation allowance	$487,762	$(96,617)		$22,893	$—	$414,038

Year ended 2010
Allowance for billed receivables	$3,682	$—		$—	$(3,459)	$223

Inventory allowance	$28,297	$4,297		$—	$(1,224)	$31,370

Deferred tax valuation allowance	$414,038	$(402,809	)(3)	$—	$—	$11,229

Year ended 2011
Allowance for billed receivables	$223	$—		$—	$—	$223

Inventory allowance	$31,370	$(10)		$—	$—	$31,360

Deferred tax valuation allowance	$11,229	$(375)		$33	$—	$10,887

(1)

The allowance for long-term receivables is recorded as a reduction to revenues. Changes in the deferred tax valuation allowance which have been charged to other accounts have been recorded in accumulated other comprehensive loss and other deferred tax assets.

(2)	Deductions from reserves reflect write-offs of uncollectible billed receivables and disposals of inventory.

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

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Telesat Holdings Inc.

We have audited the accompanying consolidated financial statements of Telesat Holdings Inc. and subsidiaries (the “Company”), which comprise the consolidated balance sheets as at December 31, 2011, December 31, 2010 and January 1, 2010 and the consolidated statements of income, statements of comprehensive income, statements of changes in shareholders’ equity and statements of cash flows for the years ended December 31, 2011 and December 31, 2010, and a summary of significant accounting policies and other explanatory information.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

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

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Telesat Holdings Inc. and subsidiaries as at December 31, 2011, December 31, 2010 and January 1, 2010 and their financial performance and cash flows for the years ended December 31, 2011 and December 31, 2010 in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

February 21, 2012

Toronto, Canada

Telesat Holdings Inc.

Consolidated Statements of Income

For the year ended December 31

	September 30,	September 30,	September 30,
(in thousands of Canadian dollars)	Notes	2011	2010
			(Note 5)
Revenue	6	808,361	821,361
Operating expenses	7	(187,765)	(206,464)

		620,596	614,897
Depreciation	14	(198,626)	(202,183)
Amortization		(41,021)	(45,468)
Other operating gains, net	8	114,068	83,018

Operating income		495,017	450,264
Interest expense	9	(227,051)	(256,582)
Interest and other income		1,554	5,752
Gain (loss) on changes in fair value of financial instruments		98,585	(11,168)
(Loss) gain on foreign exchange		(78,844)	163,966

Income before tax		289,261	352,232
Tax expense	10	(51,986)	(66,131)

Net income		237,275	286,101

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Comprehensive Income

For the year ended December 31

	September 30,	September 30,	September 30,
(in thousands of Canadian dollars)	Notes	2011	2010
			(Note 5)
Net income		237,275	286,101
Other comprehensive loss:
Foreign currency translation adjustments, net of tax		(3,541)	(1,692)
Actuarial losses on defined benefit plans, net of tax	25	(31,077)	(9,450)

Other comprehensive loss		(34,618)	(11,142)

Total comprehensive income		202,657	274,959

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Year ended December 31

(in thousands of Canadian dollars)	Notes	Common shares	Preferred shares	Total share capital	Accumulated earnings (deficit)	Equity-settled employee benefits reserve	Foreign currency translation reserve	Total reserves	Total shareholders’ equity
Balance at January 1, 2010	5	756,414	541,764	1,298,178	(112,817)	19,906	—	19,906	1,205,267
Net income for the year					286,101				286,101
Dividends declared on preferred shares					(30)				(30)
Other comprehensive loss, net of tax of $3,357					(9,450)		(1,692)	(1,692)	(11,142)
Share based payments	24					4,667		4,667	4,667

Balance at December 31, 2010	5	756,414	541,764	1,298,178	163,804	24,573	(1,692)	22,881	1,484,863

Balance at January 1, 2011	5	756,414	541,764	1,298,178	163,804	24,573	(1,692)	22,881	1,484,863
Net income for the year					237,275				237,275
Dividends declared on preferred shares					(10)				(10)
Other comprehensive loss, net of tax of $10,486					(31,077)		(3,541)	(3,541)	(34,618)
Share based payments	24					2,654		2,654	2,654

Balance at December 31, 2011		756,414	541,764	1,298,178	369,992	27,227	(5,233)	21,994	1,690,164

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Balance Sheets

	September 30,	September 30,	September 30,	September 30,
(in thousands of Canadian dollars)	Notes	December 31, 2011	December 31, 2010	January 1, 2010
			(Note 5)	(Note 5)
Assets
Cash and cash equivalents	26	277,962	220,295	154,189
Trade and other receivables	11	46,789	44,083	70,200
Other current financial assets	23	7,010	6,944	7,317
Prepaid expenses and other current assets	12	22,126	20,937	23,001

Total current assets		353,887	292,259	254,707
Satellites, property and other equipment	6, 14	2,151,915	1,978,789	1,898,898
Other long-term financial assets	23	142,408	78,631	21,733
Other long-term assets	13	5,536	12,027	19,031
Intangible assets	6, 15	896,078	945,547	925,921
Goodwill	16	2,446,603	2,446,603	2,446,603

Total assets		5,996,427	5,753,856	5,566,893

Liabilities
Trade and other payables		45,156	49,974	43,413
Other current financial liabilities		82,988	104,082	102,124
Other current liabilities	17	67,877	62,645	72,121
Current indebtedness	19	86,495	96,848	23,602

Total current liabilities		282,516	313,549	241,260
Long-term indebtedness	19	2,748,131	2,771,802	3,021,820
Deferred tax liabilities	10	451,896	414,717	353,637
Other long-term financial liabilities		259,783	265,629	239,825
Other long-term liabilities	18	422,502	361,861	363,649
Senior preferred shares	20	141,435	141,435	141,435

Total liabilities		4,306,263	4,268,993	4,361,626

Shareholders’ Equity
Share capital	21	1,298,178	1,298,178	1,298,178
Accumulated earnings (deficit)		369,992	163,804	(112,817)
Reserves		21,994	22,881	19,906

Total shareholders’ equity		1,690,164	1,484,863	1,205,267

Total liabilities and shareholders’ equity		5,996,427	5,753,856	5,566,893

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Cash Flows

For the year ended December 31

	September 30,	September 30,	September 30,
(in thousands of Canadian dollars)	Notes	2011	2010
			(Note 5)

Cash flows from operating activities
Net income		237,275	286,101
Adjustments to reconcile net income to cash flows from operating activities:
Amortization and depreciation		239,647	247,651
Deferred tax expense	10	51,854	63,852
Unrealized foreign exchange loss (gain)		67,706	(170,016)
Unrealized loss (gain) on derivatives	23	(87,914)	13,955
Dividends on senior preferred shares	20	1,650	2,075
Share-based compensation	24	2,654	4,667
Loss (gain) on disposal of assets	8	1,483	(3,826)
Impairment loss on intangible assets	8	19,468	—
Reversal of impairment loss on satellites, property and other equipment	8	—	(7,923)
Reversal of impairment loss on intangible assets	8	—	(71,269)
Insurance proceeds	8	(135,019)	—
Other		(30,801)	(24,930)
Customer prepayments on future satellite services		57,768	30,982
Insurance proceeds		11,228	—
Operating assets and liabilities	26	(13,113)	(29,815)

Net cash from operating activities		423,886	341,504

Cash flows used in investing activities
Satellite programs		(356,199)	(257,725)
Purchase of other property and equipment		(17,566)	(3,966)
Purchase of intangible assets	29	(12,618)	—
Insurance proceeds	8	135,019	—
Proceeds from sale of assets		148	26,926

Net cash used in investing activities		(251,216)	(234,765)

Cash flows used in financing activities
Repayment of indebtedness	19	(108,741)	(34,946)
Dividends paid on preferred shares		(10)	(30)
Satellite performance incentive payments		(5,928)	(5,099)

Net cash used in financing activities		(114,679)	(40,075)

Effect of changes in exchange rates on cash and cash equivalents		(324)	(558)
Increase in cash and cash equivalents		57,667	66,106
Cash and cash equivalents, beginning of year		220,295	154,189

Cash and cash equivalents, end of year	26	277,962	220,295

Supplemental disclosure of cash flow information
Interest received		2,121	2,404
Interest paid		242,905	279,053
Income taxes paid		2,329	3,391

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

1. BACKGROUND OF THE COMPANY

Telesat Holdings Inc. (the “Company” or “Telesat”) is a Canadian corporation. Telesat is a global fixed satellite services operator providing secure satellite-delivered communications solutions worldwide to broadcast, telecom, corporate and government customers. The Company has a fleet of 12 satellites plus the Canadian Ka-band payload on ViaSat-1 with two more satellites under construction. Telesat also manages the operations of additional satellites for third parties. Telesat is headquartered at 1601 Telesat Court, Ottawa, Ontario, Canada, KIB 5P4 with offices and facilities around the world.

On October 31, 2007, Canada’s Public Sector Pension Investment Board (“PSP Investments”) and Loral Space & Communications Inc. (“Loral”), through a newly formed entity called Telesat Holdings Inc. completed the acquisition of Telesat Canada from BCE Inc. Loral and PSP Investments indirectly hold an economic interest in Telesat of 64% and 36%, respectively. Loral indirectly holds a voting interest of 33 1/3% on all matters including the election of directors. PSP Investments indirectly holds a voting interest of 66 2/3% on all matters except for the election of directors, and a 30% voting interest for the election of directors. The remaining voting interest of 36 2/3% for the election of directors is held by shareholders of the Company’s director voting preferred shares.

2. BASIS OF PRESENTATION

Statement of Compliance

The consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The Company, as a first-time adopter of IFRS, has followed the requirements of IFRS 1 , First-time Adoption of International Financial Reporting Standards (“IFRS 1”). The first date on which IFRS was applied was January 1, 2010. The accounting policies described in note 3 were consistently applied to all the periods presented.

Approval of Financial Statements

These financial statements were approved by the Company’s Board of Directors and authorized for issue on February 21, 2012.

Transition to International Financial Reporting Standards (“IFRS”)

The Company’s consolidated financial statements were previously prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). Canadian GAAP differs in some areas from IFRS. In preparing these consolidated financial statements, the Company has amended certain accounting and measurement methods previously applied in the Canadian GAAP financial statements to comply with IFRS. Note 5 of these consolidated financial statements contains reconciliations and descriptions of the impact of the transition from Canadian GAAP to IFRS on equity, income and comprehensive income as at December 31, 2010. Note 5 also has the January 1, 2010 reconciliation of shareholders’ equity. In addition the note discloses the reconciliation for the consolidated statement of income and consolidated statement of comprehensive income for the year ended December 31, 2010 and a line by line reconciliation of the consolidated balance sheets as at January 1, 2010 and December 31, 2010.

Basis of Consolidation

These consolidated financial statements include the results of the Company and subsidiaries controlled by the Company. Control is achieved when the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The most significant wholly owned subsidiaries are listed in note 28.

3. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared on the historical cost basis except for financial instruments which are measured at fair values, as explained in the accounting policies below. Historical cost is based on the fair value of the consideration given in exchange for assets.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES—(continued)

Segment Reporting

The Company’s operating segments are organized around the group’s service lines, which represent the group’s business activities. The operating segments are reported in a manner consistent with the internal reporting provided to the Company’s Chief Operating Decision Maker (the “CODM”), who is the Company’s Chief Executive Officer. To be reported, a segment is usually based on quantitative thresholds but can also encompass qualitative factors management deems significant. The Company operates in a single industry segment, in which it provides satellite-based services to its broadcast, enterprise and consulting customers around the world.

Foreign Currency Translation

Unless otherwise specified, all figures reported in the consolidated financial statements and associated note disclosures are presented in Canadian dollars, which is the functional and presentation currency of the Company. Each of the subsidiaries of the Company determines its own functional currency and uses that currency to measure items on its separate financial statements.

Upon consolidation of the Company’s foreign operations having a functional currency other than the Canadian dollar, assets and liabilities are translated at the period-end exchange rate, and revenue and expenses are translated at average exchange rates for the period. Gains or losses on translation of foreign subsidiaries are recognized in other comprehensive income (“OCI”).

On the financial statements of the Company and its subsidiaries, foreign currency non-monetary assets and liabilities are translated at their historical exchange rates, foreign currency monetary assets and liabilities are translated at the period-end exchange rates, and foreign denominated revenue and expenses are translated at average exchange rates for the period. Gains or losses on translation of these items are recognized as a component of net income.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and short term investments. Restricted cash expected to be used within the next twelve months has been classified as cash and cash equivalents.

Revenue Recognition

Telesat recognizes revenue when earned, as services are rendered or as products are delivered to customers. Revenue is measured at the fair value of the consideration received or receivable. There must be clear evidence that an arrangement exists, the amount of revenue must be known or determinable and collectability must be reasonably assured. Revenue from a contract to sell services is recognized as follows:

•	Consulting revenue for “cost plus” contracts are recognized after the work has been completed and accepted by the customer.

•	The percentage of completion method is used for “fixed price” consulting revenue contracts. Percentage of completion is measured by comparing actual cost incurred to total cost expected.

Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty or return and there is no general right of return.

Historically Telesat has not incurred significant expense for warranties and consequently no provision for warranty is recorded. When a transaction involves more than one product or service, revenue is allocated to each deliverable based on its relative fair value; otherwise, revenue is recognized as products are delivered or as services are provided over the term of the customer contract. When it is questionable whether or not Telesat is the principal in a transaction, the transaction is evaluated to determine whether it should be recorded on a gross or net basis.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES—(continued)

Deferred Revenue

Deferred revenue represents the Company’s liability for the provision of future services and is classified on the balance sheet in other current liabilities and other long-term liabilities. Deferred revenue consists of remuneration received in advance of the provision of service and is recognized in income on a straight-line basis over the term of the related customer contract.

Borrowing Costs

Borrowing costs are incurred on the Company’s debt financing. Borrowing costs directly attributable to the acquisition, production or construction of a qualifying asset are added to the cost of that asset. The Company has defined a qualifying asset as an asset that takes longer than twelve months to get ready for its intended use or sale. Capitalization of borrowing costs continues until such time as the asset is substantially ready for its intended use or ready for sale. Borrowing costs are determined based on specific financing related to the asset or in the absence of specific financing, the borrowing costs are calculated on the basis of a capitalization rate which is equal to the Company’s average cost of debt. All other borrowing costs are expensed in the period in which they are incurred.

Satellites, Property and Other Equipment

Satellites, property and other equipment, which are carried at cost, less accumulated depreciation and any accumulated impairment losses, include the contractual cost of equipment, capitalized engineering costs, and with respect to satellites, the cost of launch services, launch insurance and capitalized borrowing costs during construction.

Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets. The estimates of useful lives are reviewed at least annually and adjusted prospectively if necessary. Below are the estimated useful lives in years of satellites, property and other equipment as of December 31, 2011.

September 30,
Years
Satellites	12 – 15
Property and other equipment	3 – 30

Construction in progress is not depreciated as depreciation only starts when the asset is ready for its intended use. For satellites, depreciation commences on the day the satellite becomes available for service and continues until the accumulated depreciation equals the amount of the cost.

Liabilities related to decommissioning and restoration of retiring property and equipment are measured at fair value with a corresponding increase to the carrying amount of the related asset. The liability is accreted over the period of expected cash flows with a corresponding charge to interest expense. The liabilities recorded to date have not been significant and are reassessed at the end of each reporting period. There are no decommissioning or restoration obligations for satellites.

In the event of an unsuccessful launch or total in-orbit satellite failure, all unamortized costs that are not recoverable under launch or in-orbit insurance are recorded as an operating expense.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES—(continued)

The investment in each satellite will be removed from the property accounts when the satellite has been fully depreciated and is no longer in service. When other property is retired from operations at the end of its useful life, the amount of the asset and accumulated depreciation are removed from the accounts. Earnings are credited with the amount of any net salvage and charged with any net cost of removal. When an item is sold prior to the end of its useful life, the gain or loss is recognized in income immediately.

Impairment of Long-Lived Assets

Tangible fixed assets and finite life intangible assets are assessed for impairment on a quarterly basis or more frequently when events or changes in circumstances indicate that the carrying value of assets exceeds the recoverable amount.

An impairment test consists of assessing the recoverable amount of an asset, which is the higher of its fair value less cost to sell and its value in use. If it is not practicable to estimate the recoverable amount for a particular asset, the Company determines the recoverable amount of the cash generating unit (“CGU”) with which it is associated. A cash generating unit is the smallest identifiable group of assets that generates cash inflows which are largely independent of the cash inflows from other assets or groups of assets.

The Company estimates value in use on the basis of the estimated future cash flows to be generated by an asset or CGU. These future cash flows are based on the Company’s latest business plan information approved by senior management and are discounted using rates that best reflect the time value of money and the specific risks associated with the underlying asset or assets in the CGU.

The fair value less cost to sell is the amount obtainable from the sale of the asset or CGU in the course of an arm’s length transaction between interested, knowledgeable and willing parties, less selling costs.

An impairment loss is the amount by which the carrying amount of an asset or CGU exceeds its recoverable amount. Impairment losses and reversals of impairment losses are recognized in Other operating gains (losses).

When an impairment loss subsequently reverses, the carrying amount of the asset (or CGU) is increased to the revised estimate of its recoverable amount, so that the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognized for the asset (or CGU) in prior years. A reversal of an impairment loss is recognized immediately in Other operating gains (losses).

Deferred Satellite Performance Incentive Payments

Deferred satellite performance incentive payments are obligations payable to satellite manufacturers over the lives of certain satellites. The present value of the payments are capitalized as part of the cost of the satellite and recognized in income as part of the depreciation of the satellite.

Goodwill and Intangible Assets

The Company accounts for business combinations using the acquisition method of accounting, which establishes specific criteria for the recognition of intangible assets separately from goodwill. Goodwill represents the excess between the total of the consideration transferred over the fair value of net assets acquired. After initial recognition at cost, goodwill is measured at cost less any cumulative impairment charge. The Company distinguishes intangible assets between assets with finite and indefinite useful lives. Intangible assets with indefinite useful lives are comprised of the Company’s trade name and orbital slots.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES—(continued)

Finite life intangible assets, which are carried at cost less accumulated amortization, consist of revenue backlog, customer relationships, customer contract, concession rights, transponder rights and patents. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method of amortization, except for revenue backlog which is based on the expected period of recognition of the related revenue.

September 30,
Years
Revenue backlog	4 to 17
Customer relationships	11 to 21
Customer contract	15
Concession rights	15
Transponder rights	6 to 14
Patents	18

The estimates of useful lives are reviewed every year and adjusted prospectively if necessary.

Impairment of Goodwill and Indefinite Life Intangible Assets

An assessment for impairment of goodwill and indefinite life intangible assets is performed annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of these assets are likely to exceed their recoverable amount, which is the higher of fair value less cost to sell and value in use. Goodwill is tested for impairment at the entity level as this represents the lowest level within the entity at which the goodwill is monitored for internal management purposes, and is not larger than an operating segment. Indefinite life intangibles have not been allocated to any CGU and are tested for impairment at the asset level.

An impairment test consists of assessing the recoverable amount of an asset, which is the higher of its fair value less cost to sell and its value in use.

Goodwill

In performing the goodwill impairment analysis, the Company uses the income approach as well as the market approach in the determination of the fair value of goodwill at the entity level. Under the income approach, the sum of the projected discounted cash flows for the next five years in addition to a terminal value are used to determine the fair value at the entity level. In this model, significant assumptions used include: revenue, expenses, capital expenditures, working capital, terminal growth rate and discount rate.

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

Under both approaches, all assumptions used in the model, with the exception of the discount rate, are based on management’s best estimates. The discount rates are consistent with external sources of information.

Trade name

For the purposes of impairment testing, the fair value of the trade name was determined using an income approach, specifically the relief from royalties method. The relief from royalty method is comprised of two major steps: i) a determination of the hypothetical royalty rate, and ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate in the relief from royalty approach, the Company considered comparable license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. The key assumptions used included the tax rate and discount rate.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES—(continued)

Orbital slots

In performing the orbital slots impairment analysis, the Company estimated fair value using the build up method to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for an orbital slot, but the orbital slot was expected to generate revenue, a value was assigned based upon independent source data for recent transactions of similar orbital slots.

Under the build up approach, the amount an investor would be willing to pay for an orbital slot to operate a satellite business is calculated by first estimating the cash flows that typical market participants would assume could be available from the operation of satellites using the subject slot in a similar market. It was assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically obtain a slot and build a new operation with similar attributes from scratch. Thus the buyer or builder is considered to incur the start-up costs and losses typically associated with the going concern value and pay for all other tangible and intangible assets.

The key assumptions used in estimating the recoverable amounts of the orbital slots included i) market penetration leading to revenue growth, ii) profit margin, iii) duration and profile of the build up period, iv) estimated start-up costs and losses incurred during the build up period and v) the weighted average cost of capital.

Financial Instruments

Telesat uses derivative financial instruments to manage its exposure to foreign exchange rate risk associated with anticipated purchases and with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. Currently, Telesat does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All realized and unrealized gains and losses on these derivative financial instruments are recorded in the statement of income and included as part of gain (loss) on changes in fair value of financial instruments.

Financial assets and financial liabilities that are classified as held-for-trading (“HFT”) are measured at fair value. The unrealized gains and losses relating to the HFT assets and liabilities are recorded in the consolidated statement of income included in gain (loss) on changes in fair value of financial instruments. Loans and receivables and other liabilities are recorded at amortized cost in accordance with the effective interest rate method.

Derivatives, including embedded derivatives that must be separately accounted for, are recorded at fair value on the consolidated balance sheet at inception and marked to market at each reporting period thereafter. Derivatives embedded in other financial instruments are treated as separate derivatives when their risk and characteristics are not closely related to those of the host contract and the host contract is measured separately according to its characteristics.

The Company accounts for embedded foreign currency derivatives in a host contract as a single instrument where the contract requires payments denominated in the currency that is commonly used in contracts to procure non-financial items in the economic environment in which Telesat transacts.

Transaction costs for financial instruments classified as HFT are expensed as incurred. Transaction costs that are directly attributable to the acquisition of the financial assets and financial liabilities (other than HFT) are added or deducted from the fair value of the financial asset and financial liability on initial recognition.

Financing Costs

The debt issuance costs related to the revolving Canadian dollar denominated credit facility and the Canadian term loan facility are accounted for as short-term and long-term deferred charges and included in Prepaid expenses and other current assets and Other long-term assets. The deferred charges are amortized to interest expense on a straight-line basis. All other debt issuance costs are amortized to interest expense using the effective interest method.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES—(continued)

Employee Benefit Plans

Telesat maintains one contributory and three non-contributory defined benefit pension plans which provide benefits based on length of service and rate of pay. Telesat is responsible for adequately funding these defined benefit pension plans. Contributions are made based on actuarial cost methods that are permitted by pension regulatory bodies and reflect assumptions about future investment returns, salary projections and future service benefits. Telesat also provides other post-employment and retirement benefits, including health care and life insurance benefits on retirement and various disability plans, workers compensation and medical benefits to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement, under certain circumstances. The Company accrues the present value of its obligations under employee benefit plans and the related costs, adjusted for any unrecognized past service cost and reduced by the fair value of plan assets. Any asset resulting from this calculation is limited to any unrecognized past service cost plus the present value of available refunds and reductions in future contributions to the plan. Pension costs and other retirement benefits are determined using the projected benefit method prorated on service and management’s best estimate of expected investment performance, salary escalation, retirement ages of employees and expected health care costs.

Pension plan assets are valued at fair value which is also the basis used for calculating the expected rate of return on plan assets. The discount rate is based on the market interest rate of high quality bonds as determined in accordance with guidance described by the Canadian Institute of Actuaries in an Educational Note dated September 2011. Past service costs arising from plan amendments are recognized immediately to the extent that the benefits are already vested, and otherwise are amortized on a straight-line basis over the average remaining vesting period. All actuarial gains and losses are recognized immediately in other comprehensive income in the period in which they occur and recognized in accumulated earnings (deficit). A valuation is performed at least every three years to determine the present value of the accrued pension and other retirement benefits. The 2010 pension expense calculations are extrapolated from a valuation performed as of January 1, 2007 while the 2011 pension expense calculations are extrapolated from the calculation performed as of January 1, 2010. The accrued benefit obligation is extrapolated from an actuarial valuation as of January 1, 2010. The most recent valuation of the pension plans for funding purposes was as of January 1, 2011, and the next required valuation is as of January 1, 2012.

In addition, Telesat provides certain health care and life insurance benefits for retired employees. These benefits are funded primarily on a pay-as-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and co-insurance provisions. Payments to defined contribution retirement benefit plans are recognized as an expense when employees have rendered service entitling them to the contributions.

Share-Based Compensation Plan

The Company offers an equity-settled share-based incentive plan for certain key employees under which it receives services from employees in exchange for equity instruments of the Company. The expense is based on fair value of the awards granted using the Black-Scholes option pricing model. The expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied, with a corresponding increase in equity. For awards with graded vesting, the fair value of each tranche is recognized over the respective vesting period.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES—(continued)

Inventory

Inventories are valued at lower of cost and net realizable value and consist of finished goods and work in process. Cost for substantially all network equipment inventories is determined on a weighted average cost basis. Cost for work in process and certain one-of-a-kind finished goods is determined using the specific identification method.

Income Taxes

Current income tax is measured at the amount expected to be paid to the taxation authorities, net of recoveries, based on the tax rates and laws enacted or substantively enacted at the balance sheet date.

Income tax expense, comprised of current and deferred income tax, is recognized in income except to the extent it relates to items recognized in other comprehensive income or equity, in which case the income tax expense is recognized in other comprehensive income or equity, respectively.

Deferred taxes are the result of temporary differences arising between the tax bases of assets and liabilities and their carrying amount. Deferred tax assets and liabilities are measured at the tax rates that are expected to apply in the period where the asset is realized or the liability is settled, based on tax rates and laws that have been enacted or substantively enacted at the balance sheet date.

Deferred tax assets are recognized for all deductible temporary differences to the extent that it is probable that taxable profit will be available against which the deductible temporary difference can be utilized.

The carrying amount of deferred tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that the deferred tax assets will be realized. Unrecognized deferred tax assets are reassessed at each balance sheet date and recognized to the extent that it has become probable that future taxable profit will allow the deferred tax assets to be recovered.

Deferred tax liabilities are recognized for all taxable temporary differences except when the deferred tax liability arises from the initial recognition of goodwill or the initial recognition of an asset or liability in a transaction which is not a business combination. For taxable temporary differences associated with investments in subsidiaries, a deferred tax liability is recognized unless the parent can control the timing of the reversal of the temporary difference and it is probable that the temporary difference will not reverse in the foreseeable future.

Future Changes in Accounting Policies

The IASB recently issued a number of new accounting standards. The new standards determined to be applicable to the Company are disclosed below. The remaining standards have been excluded as they are not applicable.

Financial instruments

IFRS 9, Financial Instruments (“IFRS 9”) was issued by the International Accounting Standards Board (“IASB”) on October 28, 2010, and will replace IAS 39, Financial Instruments: Recognition and Measurement (“IAS 39”). IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, replacing multiple rules in IAS 39. The approach in IFRS 9 is based on how an entity manages its financial instruments in the context of its business model and the contractual cash flow characteristics of the financial assets. Two measurement categories continue to exist to account for financial liabilities in IFRS 9, fair value through profit or loss (“FVTPL”) and amortized cost. Financial liabilities held for trading are measured at FVTPL, and all other financial liabilities are measured at amortized cost unless the fair value option is applied. The treatment of embedded derivatives under the new standard is consistent with IAS 39 and is applied to financial liabilities and non-derivative hosts not within the scope of this standard.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES—(continued)

IFRS 9 is effective for annual periods beginning on or after January 1, 2015. The Company is currently evaluating the impact of IFRS 9 on its consolidated financial statements.

Accounting for post employment benefits

On June 16, 2011, the IASB issued the amended version of IAS 19, Employee Benefits (“IAS 19”). The amendments make changes in eliminating the accounting option to defer the recognition of actuarial gains and losses, streamlining the presentation of changes in assets and liabilities arising from defined benefit plans as well as amendments to disclosure requirements. Changes in the defined benefit obligation and plan assets are disaggregated into three components: service costs, net interest on the net defined benefit obligation (asset) and remeasurements of the net defined benefit obligation (asset). The revised standard is effective for annual periods beginning on or after January 1, 2013 with earlier application permitted. The Company is currently evaluating the impact of revised IAS 19 on its consolidated financial statements.

Fair value measurement and disclosure requirements

IASB issued IFRS 13, Fair value measurement (“IFRS 13”) on May 12, 2011. IFRS 13 provides guidance on how fair value measurement should be applied whenever its use is already required or permitted by other standards within IFRS. IFRS 13 is effective for annual periods beginning on or after January 1, 2013 with earlier application permitted. The Company is currently evaluating the impact of revised IFRS 13 on its consolidated financial statements.

4. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Critical judgments in applying accounting policies

The following are the critical judgments made in applying the Company’s accounting policies which have the most significant effect on the amounts reported in the financial statements:

Revenue recognition

The Company’s accounting policy relating to revenue recognition is described in note 3. The percentage of completion method is used for fixed price consulting revenue contracts and requires judgment by management to determine the appropriateness of using the method for revenue recognition as this method requires the ability to accurately estimate costs incurred and accurately estimate costs required to complete contracts.

Uncertain income tax positions

The Company operates in numerous jurisdictions and is subject to country-specific tax laws. Management uses significant judgment when determining the worldwide provision for tax and estimates provisions for uncertain tax positions as the amounts expected to be paid based on a qualitative assessment of all relevant factors. In the assessment, management considers risk with respect to tax matters under active discussion, audit, dispute or appeal with tax authorities, or which are otherwise considered to involve uncertainty. Management reviews the provisions at each balance sheet date.

IFRIC 4 — Determining whether an arrangement contains a lease

The Company assesses for each new arrangement whether it contains a lease based on IFRIC 4. The determination of whether an arrangement is, or contains a lease, is based on the substance of the arrangement at inception date or whether the fulfillment of the arrangement is dependent on the use of a specific asset or assets or the arrangement conveys a right to use the asset. If contracts contain a lease arrangement, the leases are classified as finance leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES—(continued)

Critical accounting estimates and assumptions

The Company makes accounting estimates and assumptions that affect the carrying value of assets and liabilities, reported net income and disclosure of contingent assets and liabilities. Estimates and assumptions are based on historical experience, current events and other relevant factors, therefore, actual results will differ and could be material. The accounting estimates and assumptions critical to the determination of the amounts reported in the financial statements are as follows:

Derivative financial instruments measured at fair value

Derivative financial assets and liabilities measured at fair value were $134.4 million and $213.5 million at December 31, 2011 (December 31, 2010 — $72.4 million and $244.5 million, January 1, 2010 — $15.9 million and $185.3 million). Quoted market values are unavailable for the Company’s financial instruments and in the absence of an active market, the Company determines fair value for financial instruments based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs. The determination of fair value is affected significantly by the assumptions used for the amount and timing of estimated future cash flows and discount rates. As a result, the fair value of financial assets and liabilities and the amount of gains or losses on changes in fair value recorded to net income could vary.

Impairment of goodwill

Goodwill represents approximately $2.4 billion of total assets at December 31, 2011 and at each of the prior balance sheet dates. Determining whether goodwill is impaired requires an estimation of the Company’s value. The Company’s value requires management to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, tax rates, and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Impairment of intangible assets

Intangible assets represent approximately $896 million of total assets at December 31, 2011 (December 31, 2010 — $946 million, January 1, 2010 — $926 million). Impairment of intangible assets is tested annually or more frequently if indicators of impairment exist. The impairment analysis requires the Company to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, discount rates, tax rates, and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Where an impairment loss subsequently reverses, the carrying amount of the CGU or individual asset is increased to the revised estimate of its recoverable amount, so long as the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognised for the CGU or individual asset in prior years.

The reversal of an impairment requires management to re-assess several indicators that led to the impairment. It requires the valuation of the recoverable amount by estimating the future cash flows expected to arise from the CGU or individual asset and the determination of a suitable discount rate in order to calculate its present value. Significant judgment is made in establishing these assumptions.

Employee Benefit

The cost of defined benefit pension plans and other post employment medical benefits and the present value of the pension obligation are determined using actuarial valuations. An actuarial valuation involves making various assumptions which may differ from actual developments in the future. These include the determination of the discount rate, future salary increases, mortality rates, future pension increases and return on plan assets. Due to the complexity of the valuation, the underlying assumptions, and its long term nature, a defined benefit obligation is highly sensitive to changes in these assumptions. All assumptions are reviewed at each reporting date.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES—(continued)

Determination of useful life of satellites and finite life intangible assets

The estimated useful life and depreciation method for satellites and finite life intangible assets are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis. Any change in these estimates may have a significant impact on the amounts reported.

Income taxes

Management assesses the recoverability of deferred tax assets based upon an estimation of the Company’s projected taxable income using existing tax laws, and its ability to utilize future tax deductions before they expire. Actual results could differ from expectations.

5. TRANSITION TO IFRS

The Company adopted IFRS on January 1, 2011 with a transition date of January 1, 2010 (the “opening balance sheet”). Prior to the adoption of IFRS the Company prepared its consolidated financial statements in accordance with previous Canadian GAAP and applied Part V of the Canadian Institute of Chartered Accountants handbook. The Company’s consolidated financial statements for the year ended December 31, 2011 are the first annual consolidated financial statements that comply with IFRS and these consolidated financial statements were prepared as described in note 2, including the application of IFRS 1. IFRS 1 provides for certain mandatory exceptions and provides for certain elective exemptions for first time adopters. These consolidated financial statements have been prepared in accordance with those IFRS standards and International Financial Reporting Interpretation Committee (“IFRIC”) interpretations issued and effective or issued and early adopted as at the timing of preparing these consolidated financial statements.

Initial elections upon adoption of IFRS 1

The basic principles of IFRS 1 assume that on the initial adoption of IFRS standards, these will be applied retrospectively as if the standards had been applied and effective from the date of inception. However, the IASB has determined that retrospective application in certain situations cannot be performed with sufficient reliability or significant cost. Therefore, IFRS 1 offers mandatory exceptions and elective exemptions to facilitate conversion from Canadian GAAP to IFRS. Below are the mandatory exceptions and elective exemptions applicable to the Company.

A. Mandatory exceptions

Estimates

The estimates made in the opening IFRS balance sheet reflect conditions that existed at the date of the underlying transaction or January 1, 2010, as required by each specific IFRS standard. Hindsight was not used to create or revise estimates. All estimates used in the preparation of the opening balance sheet reflect the facts and circumstances at the date of the underlying transaction or January 1, 2010, as may be the case.

B. Elective exemptions

Business combinations

IFRS 1 provides the Company with the option to apply IFRS 3R, Business Combinations , retrospectively or prospectively from the transition date of January 1, 2010. The retrospective application requires the restatement of business combinations that occurred prior to the transition date. The Company elected to apply IFRS 3R prospectively to business combinations that occurred on or after the date of transition of January 1, 2010.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. TRANSITION TO IFRS—(continued)

Fair value or revaluation as deemed cost

IFRS 1 provides an exemption to measure property, plant and equipment, intangible assets, and investment property at its fair value and use that fair value as its deemed cost at that date and an exemption to use a previous Canadian GAAP revaluation as deemed cost if it is comparable to fair value or reflects the cost or depreciated cost under IFRS. If no election is made, retrospective application is required in accordance with IAS 16, Property, Plant and Equipment , IAS 38, Intangible Assets , and IAS 40, Investment Property . The Company has elected to use a previous Canadian GAAP revaluation as deemed cost. The previous revaluation was required as part of the October 31, 2007 acquisition of Telesat Canada and Loral Skynet. This election had no impact on the Company’s opening balance sheet.

Employee benefits

IFRS 1 provides the option to retrospectively apply the corridor approach under IAS 19, Employee Benefits , for the recognition of actuarial gains and losses, or alternatively recognize all cumulative actuarial gains and losses deferred under Canadian GAAP in opening accumulated deficit at the transition date. The Company has elected to recognize all cumulative actuarial gains and losses in opening accumulated deficit for all of its employee benefit plans at the date of transition. This election resulted in a decrease to other long-term assets of $15.4 million, a decrease to deferred tax liability of $3.5 million, a decrease to other long-term liabilities of $1.4 million and an increase to accumulated deficit of $10.5 million.

Cumulative currency translation differences

IFRS 1 permits cumulative translation gains and losses to be reset to zero at the transition date. The Company has elected to reset all cumulative translation gains and losses to zero in opening accumulated deficit at January 1, 2010. The impact was a decrease in accumulated other comprehensive loss of $7.4 million and an increase to accumulated deficit of $7.4 million after adjusting for changes in functional currency as determined under IAS 21, The Effects of Changes in Foreign Exchange Rates . There was no impact to the shareholders’ equity.

Borrowing costs

IAS 23, Borrowing Costs , requires an entity to capitalize the borrowing costs related to all qualifying assets. IFRS 1 allows the Company the option to apply this standard retrospectively or prospectively from the date of transition. The Company has elected to apply IAS 23 prospectively.

Leases

IFRS 1 provides the option to apply the transitional provisions under IFRIC 4, Determining whether an Arrangement contains a Lease , to determine whether an arrangement contains a lease on the basis of facts and circumstances existing at the date of transition. The Company has made this election in its evaluation of contracts existing at the transition date. As a result of the application of IFRIC 4, management determined that certain agreements were incorrectly accounted for as leases under Canadian GAAP. These immaterial errors were corrected as part of the IFRS transition as permitted under IFRS 1 with prior periods adjusted in these financial statements and the agreements are now accounted for as service agreements which do not contain a lease under IFRIC 4. The impact to the opening balance sheet was a decrease in satellite, property and other equipment of $19.5 million, a decrease to other current liabilities of $3.5 million, a decrease to other long-term liabilities of $17.8 million, a decrease to deferred tax liability of $6.1 million and a decrease to opening accumulated deficit of $7.9 million.

C. Reconciliation of Canadian GAAP to IFRS

The following represents the reconciliations from Canadian GAAP to IFRS for the respective periods noted for shareholders’ equity, net income and total comprehensive income. The first-time adoption of IFRS did not have a material impact on total operating, investing or financing cash flows.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. TRANSITION TO IFRS—(continued)

Reconciliation of Shareholders’ Equity

	September 30,	September 30,
As at	December 31, 2010	January 1, 2010
Shareholders’ equity under Canadian GAAP	1,132,325	897,296
Differences increasing (decreasing) reported shareholders’ equity (a) :
1. Impairment – Tangible assets	—	(5,921)
2. Impairment – Intangible assets	365,183	312,725
3. Employee benefits	(20,100)	(10,489)
4. Foreign currency translation	1,634	3,745
5. Share based compensation	—	—
6. Leases	5,821	7,911

Total shareholder’s equity under IFRS	1,484,863	1,205,267

(a)	Differences increasing (decreasing) reported shareholders’ equity are disclosed net of tax.

Reconciliation of Net Income

September 30,
For the year ended December 31, 2010
Net income under Canadian GAAP	228,191
Differences increasing (decreasing) reported net income:
1. Impairment – Tangible assets	7,924
2. Impairment – Intangible assets	71,269
3. Employee benefits	(192)
4. Foreign currency translation	(32)
5. Share based compensation	987
6. Leases	68
7. Income taxes	(22,114)

Total net income under IFRS	286,101

Reconciliation of Comprehensive Income

September 30,
For the year ended December 31, 2010
Comprehensive income under Canadian GAAP	229,406
Differences increasing (decreasing) reported comprehensive income:
Differences in net income	57,910
Foreign currency translation adjustment	(2,907)
Actuarial loss on defined benefit plans	(9,450)

Comprehensive income under IFRS	274,959

D. Changes in accounting policies from Canadian GAAP to IFRS

In addition to the mandatory exceptions and elective exemptions for retrospective application of IFRS, the following narratives explain the significant differences, as identified in the tables above, between previously adopted Canadian GAAP accounting policies and the current IFRS accounting policies adopted by the Company.

(1) Impairment—Tangible assets

A recoverability test, under Canadian GAAP, is a two step process whereby the first test is performed by comparing the undiscounted cash flows expected to be generated from the asset to its carrying amount. If the asset does not recover its carrying value, an impairment loss is determined as the excess of the asset’s carrying amount over its fair value. Fair value is calculated as the present value of expected cash flows derived from the asset.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. TRANSITION TO IFRS—(continued)

The impairment test under IAS 36, Impairment of Assets , is a one step process whereby impairment is calculated as the excess of the asset’s carrying amount over its recoverable amount. The recoverable amount is the higher of the asset’s fair value less cost to sell and its value in use. Value in use is defined as the present value of the future cash flows expected to be derived from the asset. As a result of the differences in measurement, the Company recognized an impairment under IFRS, on the transition date, as the carrying amount of a certain satellite was in excess of its value in use.

The impairment resulted in the following adjustments to the opening IFRS balance sheet: a reduction to satellites, property and other equipment of $7.9 million, a reduction to deferred tax liability of $2.0 million and an increase in opening accumulated deficit of $5.9 million. The impairment recorded on the transition date was subsequently reversed in 2010 due to changes in revenue assumptions.

(2) Impairment—Intangible assets

Impairment losses cannot be reversed under Canadian GAAP.

IFRS requires impairment losses other than those related to goodwill, to be reversed if certain criteria are met in accordance with IAS 36, Impairment of Assets . As a result, the Company reversed an impairment relating to its orbital slot intangible assets at the transition date. The reversal of the impairment was mainly the result of the variations in the discount rate applied. The reversal resulted in an increase to intangible assets of $411.6 million, an increase to deferred tax liability of $98.9 million and a decrease to opening accumulated deficit of $312.7 million on the opening IFRS balance sheet.

At the end of 2010 the impairment reversal resulted in an increase to intangible assets of $483.0 million, an increase to deferred tax liability of $117.8 million and an increase in accumulated earnings of $365.2 million. In the 2010 statement of income under IFRS compared to Canadian GAAP an additional $71.3 million of other operating gains was recorded, reduced by additional tax expense of $18.8 million.

(3) Employee benefits—actuarial gains and losses

Under Canadian GAAP actuarial gains and losses arising from the calculation of the present value of the defined benefit obligation and the fair value of plan assets are recognized on a systematic and consistent basis, subject to a minimum required amortization based on a corridor approach. The corridor was 10% of the greater of the accrued benefit obligation and the fair value of plan assets at the beginning of the year. The excess of 10% is amortized as a component of pension expense on a straight-line basis over the expected average remaining service period of active participants. Actuarial gains and losses below the 10% corridor are deferred.

Under IFRS, the Company elected to recognize all actuarial gains and losses immediately in other comprehensive income without recycling to the income statement in subsequent periods. As a result, actuarial gains and losses are not amortized to the statement of income but instead recorded directly to other comprehensive income at the end of each period.

The recognition of actuarial gains and losses as per the opening IFRS balance sheet date resulted in a decrease to other long-term assets of $15.4 million, a decrease of $1.4 million to other long-term liabilities, a decrease to deferred tax liabilities of $3.5 million and a corresponding increase to accumulated deficit of $10.5 million. The change in accounting policy regarding the recognition of actuarial gains and losses had the following impact on the December 31, 2010 balance sheet: a decrease to other long-term assets of $29.5 million, a decrease of $2.6 million to other long-term liabilities, a decrease to deferred tax liabilities of $6.8 million and a corresponding decrease to accumulated earnings of $20.1 million. The operating expense increased by $0.2 million in 2010 under IFRS compared to Canadian GAAP as a result of the different accounting policies. The impact on the 2010 other comprehensive income resulted in a decrease of $9.5 million.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. TRANSITION TO IFRS—(continued)

(4) Foreign currency translation

Under Canadian GAAP, foreign currency translation of subsidiaries depends on the criteria provided in determining self-sustaining foreign operations and integrated foreign operations.

IFRS requires each entity in a consolidated group to determine its functionally currency in isolation in accordance with primary and secondary indications. As a result of this difference, certain subsidiaries that were previously accounted for as integrated foreign operations under Canadian GAAP were revised to have their functional currency as a foreign currency. The impact on the transition date was an increase to satellites, property and other equipment of $0.1 million, a $3.6 million increase to intangible assets, a $0.8 million reduction in accumulated other comprehensive loss and a $2.9 million reduction of accumulated deficit. The resulting foreign currency translation adjustment was then cleared to accumulated deficit using the IFRS 1 exemption for IAS 21.

The impact on the December 31, 2010 balance sheet was an increase to satellites, property and other equipment of $0.1 million, a $1.5 million increase to intangible assets, a $0.8 million reduction in accumulated other comprehensive loss and a $0.8 million increase of accumulated earnings. The difference in foreign currency translation of subsidiaries between IFRS and Canadian GAAP resulted in a decrease of gain (loss) on foreign exchange of $0.03 million in the 2010 statement of income. Other comprehensive income decreased by $2.9 million as a result of the foreign currency translation difference.

(5) Share-based compensation

The Company has equity-settled share-based compensation transactions with certain key employees. The vesting conditions embedded in these compensation plans are time and performance based. Under Canadian GAAP, the total fair value of these awards is recognized on a straight line basis throughout the vesting period.

Under IFRS, each tranche of the option grant is considered a separate grant and fair value is determined for each tranche of the option grant. As a result of this difference, the Company recorded a transitional adjustment to its opening IFRS balance sheet which resulted in an increase to reserves of $8.8 million and an increase to accumulated deficit of $8.8 million, with no overall impact on net equity. The Company recorded an adjustment to its December 31, 2010 balance sheet which resulted in an increase to reserves of $7.8 million and a decrease to accumulated earnings of $7.8 million, with no overall impact on net equity. The operating expense decreased by $1.0 million in the 2010 statement of income under IFRS compared to Canadian GAAP.

(6) Leases

As a result of the application of IFRIC 4, management determined that certain agreements were incorrectly accounted for as leases under Canadian GAAP. These immaterial errors were corrected as part of the IFRS transition as permitted under IFRS 1 with prior periods adjusted in these consolidated financial statements and the agreements are now accounted for as service agreements under IFRIC 4. The impact to the opening balance sheet was a decrease in satellites, property and other equipment of $19.5 million, a decrease to other current liabilities of $3.5 million, a decrease to other long-term liabilities of $17.8 million, a decrease to deferred tax liability of $6.1 million and a decrease to opening accumulated deficit of $7.9 million. The impact to the December 31, 2010 balance sheet was a decrease in satellites, property and other equipment of $15.4 million, a decrease to other current liabilities of $3.6 million, a decrease to other long-term liabilities of $13.2 million, a decrease to deferred tax liability of $4.4 million and an increase to accumulated earnings of $5.8 million. The difference between IFRS and Canadian GAAP resulted in an increase of $5.2 million of operating expenses, decrease of $3.4 million of depreciation, decrease of $1.7 million of net interest expense and an increase of tax expense of $1.2 million in the 2010 statement of income.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. TRANSITION TO IFRS—(continued)

(7) Income taxes

Differences for income taxes represent the effect of recording, where applicable, the deferred tax impact of other differences between Canadian GAAP and IFRS.

E. Presentation and Reclassification Differences

Consolidated Balance Sheet

Aggregation / disaggregation of balance sheet line items

i.

Under Canadian GAAP, common shares, preferred shares, accumulated other comprehensive loss, and contributed surplus were presented separately. Under IFRS, common shares and preferred shares have been aggregated into the line item share capital while accumulated other comprehensive loss and contributed surplus have been aggregated into the line item reserves.

ii.

For Canadian GAAP presentation, various balance sheet accounts were aggregated. IFRS has certain minimum presentation requirements for the balance sheet and as a result additional balance sheet line items were presented.

Reclassification of pension asset / liability

Under Canadian GAAP there was an asset recorded related to the post employment benefit plans. Upon transition to IFRS, all cumulative actuarial gains or losses deferred under Canadian GAAP were recognized in opening accumulated deficit as of the date of transition to IFRS and subsequently recognized in other comprehensive income. As a result of this accounting difference, the net amount related to the post employment benefit plans represents a liability under IFRS.

Tax reclassification

Under Canadian GAAP, deferred taxes were classified as current and non-current on the basis of either the underlying asset or the liability or the expected reversal of items not related to an asset or liability. For IFRS purposes, all deferred tax assets and liabilities are classified as non-current. All deferred tax assets and liabilities are netted.

Reclassification of Derivatives

Under Canadian GAAP the derivatives were categorized between current and non-current based on maturity. For IFRS purposes derivatives are separated into a current and non-current portion based on an assessment of the facts and circumstances (i.e. the underlying contracted cash flows).

Consolidated Statement of Income

Aggregation / disaggregation of statement of income line items

i.	Under Canadian GAAP, revenue was presented for service revenue and equipment sales revenue. Under IFRS, the revenue streams are presented as a single line revenue.

ii.

Under Canadian GAAP, the consolidated statement of income presented amortization for the depreciation of satellites, property and other equipment and intangible assets as one line item. For IFRS the expenses were disaggregated to present 1) depreciation of satellites, property and other equipment (depreciation) and 2) amortization of intangible assets (amortization).

iii.

Under Canadian GAAP, cost of equipment sales and other income were presented separately from operations and administration expenses. Under IFRS, the consolidated statement of income combines those expenses and presents one line item operating expenses.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. TRANSITION TO IFRS—(continued)

iv.

Under Canadian GAAP, interest income and expenses were presented as one line item interest expense. For IFRS presentation interest expense is disaggregated to present 1) interest expense and 2) interest and other income.

F. Adjusted Telesat Holdings Inc. financial statements

The following are reconciliations of the financial statements previously presented under Canadian GAAP to the consolidated financial statements prepared under IFRS.

Reconciliation of Consolidated Balance Sheet as of December 31, 2010

Canadian GAAP accounts	Canadian GAAP balance	IFRS adjustments	IFRS reclassifications	IFRS balance	IFRS accounts
Current assets					Assets
Cash and cash equivalents	220,295	—	—	220,295	Cash and cash equivalents
Accounts receivable, net	44,109	—	(26)	44,083	Trade and other receivables
Current future tax asset	1,900	—	5,044	6,944	Other current financial assets
Other current assets	26,476	—	(5,539)	20,937	Prepaid expenses and other current assets

Total current assets	292,780	—	(521)	292,259	Total current assets
Satellites, property and other equipment, net	1,994,122	(15,333	—	1,978,789	Satellites, property and other equipment
	—	—	78,631	78,631	Other long-term financial assets
Other long-term assets	112,816	(29,487)	(71,302)	12,027	Other long-term assets
Intangible assets, net	461,060	484,487	—	945,547	Intangible assets
Goodwill	2,446,603	—	—	2,446,603	Goodwill

Total assets	5,307,381	439,667	6,808	5,753,856	Total assets

Liabilities					Liabilities
Current liabilities
Accounts payable and accrued liabilities	49,906	68	—	49,974	Trade and other payables
	—	—	104,082	104,082	Other current financial liabilities
Other current liabilities	128,296	(3,657)	(61,994)	62,645	Other current liabilities
Debt due within one year	96,848	—	—	96,848	Current indebtedness

Total current liabilities	275,050	(3,589)	42,088	313,549	Total current liabilities
Debt financing	2,771,802	—	—	2,771,802	Long-term indebtedness
Future tax liability	310,552	106,565	(2,400)	414,717	Deferred tax liabilities
	—	—	265,629	265,629	Other long-term financial liabilities
Other long-term liabilities	676,217	(15,847)	(298,509)	361,861	Other long-term liabilities
Senior preferred shares	141,435	—	—	141,435	Senior preferred shares

Total liabilities	4,175,056	87,129	6,808	4,268,993	Total liabilities

Shareholders’ equity					Shareholders’ Equity
Common shares	756,414	—	541,764	1,298,178	Share capital
Preferred shares	541,764	—	(541,764)	—

	1,298,178	—	—	1,298,178

Accumulated deficit	(176,396)	340,200	—	163,804	Accumulated earnings (deficit)
Accumulated other comprehensive loss	(6,207)	6,207	—	—

	(182,603)	346,407	—	163,804

Contributed surplus	16,750	6,131	—	22,881	Reserves

Total shareholders’ equity	1,132,325	352,538	—	1,484,863	Total shareholders’ equity

Total liabilities and shareholders’ equity	5,307,381	439,667	6,808	5,753,856	Total liabilities and shareholders’ equity

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. TRANSITION TO IFRS—(continued)

Reconciliation of Consolidated Balance Sheet as of January 1, 2010

Canadian GAAP accounts	Canadian GAAP balance	IFRS adjustments	IFRS reclassifications	IFRS balance	IFRS accounts
Current assets					Assets
Cash and cash equivalents	154,189	—	—	154,189	Cash and cash equivalents
Accounts receivable, net	70,203	—	(3)	70,200	Trade and other receivables
Current future tax asset	2,184	—	5,133	7,317	Other current financial assets
Other current assets	29,018	—	(6,017)	23,001	Prepaid expenses and other current assets

Total current assets	255,594	—	(887)	254,707	Total current assets
Satellites, property and other equipment, net	1,926,190	(27,292)	—	1,898,898	Satellites, property and other equipment
	—	—	21,733	21,733	Other long-term financial assets
Other long-term assets	56,924	(15,560)	(22,333)	19,031	Other long-term assets
Intangible assets, net	510,675	415,246	—	925,921	Intangible assets
Goodwill	2,446,603	—	—	2,446,603	Goodwill

Total assets	5,195,986	372,394	(1,487)	5,566,893	Total assets

Liabilities					Liabilities
Current liabilities
Accounts payable and accrued liabilities	43,413	—	—	43,413	Trade and other payables
	—	—	102,124	102,124	Other current financial liabilities
Other current liabilities	127,704	(3,527)	(52,056)	72,121	Other current liabilities
Debt due within one year	23,602	—	—	23,602	Current indebtedness

Total current liabilities	194,719	(3,527)	50,068	241,260	Total current liabilities
Debt financing	3,021,820	—	—	3,021,820	Long-term indebtedness
Future tax liability	269,193	87,162	(2,718)	353,637	Deferred tax liabilities
	—	—	239,825	239,825	Other long-term financial liabilities
Other long-term liabilities	671,523	(19,212)	(288,662)	363,649	Other long-term liabilities
Senior preferred shares	141,435	—	—	141,435	Senior preferred shares

Total liabilities	4,298,690	64,423	(1,487)	4,361,626	Total liabilities

Shareholders’ equity					Shareholders’ Equity
Common shares	756,414	—	541,764	1,298,178	Share capital
Preferred shares	541,764	—	(541,764)	—

	1,298,178	—	—	1,298,178

Accumulated deficit	(404,557)	291,740	—	(112,817)	Accumulated earnings (deficit)
Accumulated other comprehensive loss	(7,422)	7,422	—	—

	(411,979)	299,162	—	(112,817)

Contributed surplus	11,097	8,809	—	19,906	Reserves

Total shareholders’ equity	897,296	307,971	—	1,205,267	Total shareholders’ equity

Total liabilities and shareholders’ equity	5,195,986	372,394	(1,487)	5,566,893	Total liabilities and shareholders’ equity

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. TRANSITION TO IFRS—(continued)

Reconciliation of Consolidated Statement of Income for the year ended December 31, 2010

Canadian GAAP accounts	Canadian GAAP balance	IFRS adjustments	IFRS reclassifications	IFRS balance	IFRS accounts
Operating revenues
Service revenues	801,144	—	20,217	821,361	Revenue
Equipment sales revenues	20,217	—	(20,217)	—

Total operating revenues	821,361	—	—	—

	—	(4,422)	(202,042)	(206,464)	Operating expenses

	—	3,543	(205,726)	(202,183)	Depreciation
Amortization	(251,194)	—	205,726	(45,468)	Amortization
Operations and administration	(186,467)	—	186,467	—
Cost of equipment sales	(15,575)	—	15,575	—

Total operating expenses	(453,236)	—	—	—

	—	79,192	3,826	83,018	Other operating gains (losses), net

	—	—	—	450,264	Operating income
Earnings (loss) from operations	368,125	—	—	—
Interest expense	(253,086)	1,743	(5,239)	(256,582)	Interest expense
	—	—	5,752	5,752	Interest and other income
Loss on changes in fair value of financial instruments	(11,168)	—	—	(11,168)	Loss on changes in fair value of financial instruments
Gain (loss) on foreign exchange	163,998	(32)	—	163,966	Gain (loss) on foreign exchange

Other income (expense)	4,339	—	(4,339)	—

Earnings (loss) before income taxes	272,208	—	—	352,232	Income before tax
Income tax expense	(44,017)	(22,114)	—	(66,131)	Tax expense

Net earnings	228,191	57,910	—	286,101	Net income

Reconciliation of Consolidated Statement of Comprehensive Income for the year ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,
Canadian GAAP accounts	Canadian GAAP balance	IFRS adjustments	IFRS balance	IFRS accounts
Net earnings	228,191	57,910	286,101	Net income
Other comprehensive income (loss):				Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) of self sustaining foreign operations net of related taxes	1,215	(2,907)	(1,692)	Foreign currency translation adjustments, net of tax
	—	(9,450)	(9,450)	Actuarial gains (losses) on defined benefit plans, net of tax

	1,215	(12,357)	(11,142)	Other comprehensive income (loss)

Comprehensive income (loss)	229,406	45,553	274,959	Total comprehensive income

G. Adjustments to previously reported unaudited comparative figures under IFRS

The Company has adjusted its comparative consolidated financial statements and the reconciliation of equity as at January 1, 2010 and December 31, 2010 and the reconciliation of comprehensive income for the year ended December 31, 2010 to reflect the correction of amounts recorded for the reversal of impairments on tangible and intangible assets.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. TRANSITION TO IFRS—(continued)

Intangible assets

These adjustments impacted intangible assets, deferred tax liabilities and accumulated earnings (deficit) and were identified through the completion of the Company’s transition to IFRS as a basis of accounting. The comparative amounts had been previously disclosed in the Company’s unaudited 2011 interim condensed consolidated financial statements.

The impact on the Company’s comparative consolidated balance sheet as at January 1, 2010 was a decrease of intangible assets of $71.3 million, a decrease of deferred tax liabilities of $18.8 million, and an increase of accumulated deficit of $52.5 million.

The impact of the Company’s comparative consolidated balance sheet as at December 31, 2010 was a decrease of intangible assets of $0.1 million, a decrease of deferred tax liabilities of a nominal amount, and a decrease of accumulated earnings of $0.1 million.

The impact on the Company’s comparative consolidated statement of income for the year ended December 31, 2010 was an increase in operating income of $71.3 million and an increase in net income of $52.5 million.

Tangible assets

This adjustment impacted satellites, property and other equipment, deferred tax liabilities and accumulated earnings (deficit) and was identified through the completion of the Company’s transition to IFRS as a basis of accounting. The comparative amounts had been previously disclosed in the Company’s unaudited 2011 interim condensed consolidated financial statements.

The impact on the Company’s comparative consolidated balance sheet as at December 31, 2010 was an increase of satellite, property and other equipment of $6.9 million, an increase of deferred tax liabilities of $1.8 million, and an increase of accumulated earnings of $5.1 million.

The impact on the Company’s comparative consolidated statement of income for the year ended December 31, 2010 was an increase in operating income of $6.9 million and an increase in net income of $5.1 million.

6. SEGMENT INFORMATION

Telesat operates in a single industry segment, in which it provides satellite-based services to its broadcast, enterprise and consulting customers around the world.

The Company derives revenue from the following services:

•

Broadcast—distribution or collection of video and audio signals in the North American and International markets which include television transmit and receive services, occasional use, bundled Digital Video Compression and radio services.

•	Enterprise—provision of satellite capacity and ground network services for voice, data, and image transmission and internet access around the world.

•	Consulting and other—all consulting services related to space and earth segments, government studies, satellite control services and R&D.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

6. SEGMENT INFORMATION—(continued)

Revenue derived from the above service lines were as follows:

	September 30,	September 30,
Revenue Year ended December 31	2011	2010
Broadcast	436,676	454,216
Enterprise	341,884	334,983
Consulting and Other	29,801	32,162

Total revenue	808,361	821,361

Geographic Information

Revenue by geographic region was based on the point of origin of the revenue (destination of the billing invoice), allocated as follows:

	September 30,	September 30,
Revenue Year ended December 31	2011	2010
Canada	411,185	419,032
United States	247,924	261,136
Europe, Middle East & Africa	75,887	77,031
Asia & Australia	19,254	16,268
Latin America & Caribbean	54,111	47,894

Total revenue	808,361	821,361

Telesat’s satellites are in geosynchronous orbit. For disclosure purposes, the satellites have been classified based on ownership. Satellites, property and other equipment and intangible assets by geographic region are allocated as follows:

	September 30,	September 30,	September 30,
Satellites, property and other equipment	December 31, 2011	December 31, 2010	January 1, 2010
Canada	1,809,152	1,644,049	1,519,663
United States	276,211	327,608	370,664
All others	66,552	7,132	8,571

Total satellites, property and other equipment	2,151,915	1,978,789	1,898,898

	September 30,	September 30,	September 30,
Intangible assets	December 31, 2011	December 31, 2010	January 1, 2010
Canada	848,898	909,744	886,965
United States	33,257	33,094	36,066
All others	13,923	2,709	2,890

Total intangible assets	896,078	945,547	925,921

Goodwill was not allocated to geographic regions in any of the periods.

Major Customers

For the year ended December 31, 2011, there were two significant customers each representing more than 10% of consolidated revenue (December 31, 2010 — two customers).

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

7. OPERATING EXPENSES

The Company’s operating expenses are comprised of the following:

	September 30,	September 30,
Year ended December 31	2011	2010
Compensation and employee benefits (a)	61,755	66,438
Other operating expenses (b)	48,110	52,341
Cost of sales (c)	77,900	87,685

Total	187,765	206,464

a)	Compensation and employee benefits include salaries, commission, post-employment benefits and charges arising from share-based payments.

b)	Other operating expenses include general and administrative expense, marketing expense, in-orbit insurance expense, professional fees and facility costs.

c)	Cost of sales includes the rental of third-party capacity, the cost of equipment sales and costs directly attributable to the facilitation of customer contracts.

8. OTHER OPERATING GAINS

	September 30,	September 30,
Year ended December 31	2011	2010
Insurance proceeds (a)	135,019	—
Impairment (loss) reversal on intangible assets (note 15)	(19,468)	71,269
Impairment reversal on satellites, property and other equipment	—	7,923
(Loss) gain on disposal of assets	(1,483)	3,826

Total	114,068	83,018

(a)

The Company has insurance policies that provide coverage for a total, constructive total, or partial loss of Telstar 14R /Estrela do Sul 2. Following the launch of the satellite in May 2011, the Company determined that the north solar array failed to fully deploy and promptly filed a notice of loss with its insurers. During the third quarter of 2011, the Company filed a claim under its policies to its insurers. In December 2011, the Company received insurance proceeds of U.S. $132.7 million from its insurers with respect to the claim. Based on management’s best estimate and assumptions, there was no impairment in Telstar 14R/Estrela do Sul 2.

9. INTEREST EXPENSE

The components of interest expense are as follows:

	September 30,	September 30,
Year ended December 31	2011	2010
Interest expense on indebtedness	182,719	192,829
Interest expense on derivative instruments	62,124	60,818
Interest expense on performance incentive payments	4,361	5,016
Interest expense on senior preferred shares (note 20)	9,869	12,339
Other expenses	—	224
Capitalized interest	(32,022)	(14,644)

Interest expense	227,051	256,582

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

10. INCOME TAXES

	September 30,	September 30,
Year ended December 31	2011	2010
Current tax expense	132	2,279
Deferred tax expense	51,854	63,852

Tax expense	51,986	66,131

A reconciliation of the statutory income tax rate, which is a composite of Canadian federal and provincial rates, to the effective income tax rate is as follows:

	September 30,	September 30,
Year ended December 31	2011	2010
Income before tax	289,261	352,232
Multiplied by the statutory income tax rate of 28.11% (2010–30.49%)	81,311	107,396
Income tax recorded at rates different from the Canadian tax rate	(408)	179
Permanent differences	(9,316)	(17,811)
Origination and reversal of temporary differences	(10,145)	(24,880)
Previously unrecognized tax losses and credit	(8,977)	—
Other	(479)	1,247

Total tax expense in the statement of income	51,986	66,131

Effective income tax rate	17.97%	18.77%

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Deferred tax assets
Investment tax credit	2,702	556	661
Foreign tax credit	11,289	26	3
Financing charges	5,439	5,495	5,465
Deferred revenue	4,065	2,063	2,455
Loss carry forwards	25,538	53,344	76,900
Employee benefit	15,250	5,860	4,441
Other	471	585	956

Total deferred tax assets	64,754	67,929	90,881

Deferred tax liabilities
Capital assets	(276,158)	(230,094)	(206,404)
Intangibles	(226,855)	(238,258)	(223,577)
Finance charges	(9,359)	(8,933)	(8,174)
Reserves	(4,278)	(5,361)	(6,363)

Total deferred tax liabilities	(516,650)	(482,646)	(444,518)

Deferred tax liabilities, net	(451,896)	(414,717)	(353,637)

Losses and tax credits

At December 31, 2011, the Company had Canadian tax losses carried forward of $101.5 million and U.S. tax losses carried forward of $26.7 million. The deferred tax asset not recognized in respect of the U.S. losses was $9.1 million. The Canadian and U.S. losses will expire between 2027 and 2030.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

10. INCOME TAXES—(continued)

The Company has $25.5 million of Canadian capital losses carried forward which may only be used against future capital gains. The deferred tax asset not recognized in respect of these losses was $3.3 million. These losses may be carried forward indefinitely.

In addition, the Company has $14.0 million of investment tax credits and foreign tax credits which may only be used to offset taxes payable. The deferred tax assets not recognized in respect of these credits is $3.2 million. They will begin to expire in 2017.

Investments in subsidiaries

As at December 31, 2011 the Company had temporary differences of $31.0 million associated with investments in subsidiaries for which no deferred tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and it is not probable that these differences will reverse in the foreseeable future.

11. TRADE AND OTHER RECEIVABLES

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Trade receivables	49,936	50,456	62,499
Trade receivables due from related parties	386	428	1,509
Less: Allowance for doubtful accounts	(3,740)	(7,128)	(8,708)

Net trade receivables	46,582	43,756	55,300
Other receivables (a)	207	327	14,900

Trade and other receivables	46,789	44,083	70,200

(a)	The January 1, 2010 balance consists of the main following items:

$7.2  million receivable related to the sale of Telstar 10, $3.7 million receivable relating to the Company’s tenancy arrangement and a $2.0 million receivable relating to a basis swap payment that was scheduled to settle on December 31, 2009 but was received in the first week of January 2010.

Allowance for doubtful accounts

The movement in the allowance for doubtful accounts was as follows:

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Allowance for doubtful accounts, at the beginning of the year	7,128	8,708	5,410
Provisions (reversal) for impaired receivables	(136)	(1,134)	4,067
Receivables written off during the period	(3,050)	(256)	(769)
Foreign currency exchange differences	(202)	(190)	—

Allowance for doubtful accounts, end of year	3,740	7,128	8,708

12. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Prepaid expenses (a)	10,302	10,762	10,231
Current tax asset	5,902	4,988	5,448
Inventory (b)	4,259	2,985	5,214
Deferred charges (c)	1,663	1,996	2,108
Other	—	206	—

	22,126	20,937	23,001

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

12. PREPAID EXPENSES AND OTHER CURRENT ASSETS—(continued)

a)	Prepaid expenses are primarily comprised of prepaid satellite in-orbit insurance, prepaid interest on long-term indebtedness, and prepaid license fees.

b)

At December 31, 2011, inventory consists of $4.1 million of finished goods (December 31, 2010 — $2.4 million, January 1, 2010 — $2.9 million) and $0.2 million of work in process (December 31, 2010 — $0.6 million, January 1, 2010 — $2.3 million). During the period, $18.3 million was recognized as cost of equipment sales and recorded as an operating expense (December 31, 2010 — $15.6 million).

c)	Deferred charges include deferred financing charges relating to the revolving facility and Canadian term loan facility (see note 19).

13. OTHER LONG-TERM ASSETS

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Prepaid expenses (a)	4,921	9,785	13,233
Deferred charges	87	1,751	5,244
Other	528	491	554

	5,536	12,027	19,031

a)	Prepaid expenses consist of prepaid satellite in-orbit insurance.

14. SATELLITES, PROPERTY AND OTHER EQUIPMENT

	000000	000000	000000	000000
	Satellites	Property and other equipment	Assets under construction	Total
Cost at January 1, 2010	2,018,872	199,923	72,366	2,291,161
Additions	—	6,184	282,376	288,560
Disposals/retirements	—	(21,501)	—	(21,501)
Impact of currency translation	—	(690)	—	(690)

Cost at December 31, 2010	2,018,872	183,916	354,742	2,557,530

Additions	—	1,368	371,997	373,365
Disposals/retirements	(26,502)	(16,336)	—	(42,838)
Reclassifications and transfers from assets under construction	321,743	24,791	(346,534)	—
Impact of currency translation	—	(276)	—	(276)

Cost at December 31, 2011	2,314,113	193,463	380,205	2,887,781

Accumulated depreciation and impairment at January 1, 2010	(331,659)	(60,604)	—	(392,263)
Reversal of impairment	7,923	—	—	7,923
Depreciation	(181,872)	(20,311)	—	(202,183)
Disposals/retirements	—	7,654	—	7,654
Impact of currency translation	—	128	—	128

Accumulated depreciation and impairment at December 31, 2010	(505,608)	(73,133)	—	(578,741)

Depreciation	(181,658)	(16,968)	—	(198,626)
Disposals/retirements	26,502	14,769	—	41,271
Impact of currency translation	—	230	—	230

Accumulated depreciation and impairment at December 31, 2011	(660,764)	(75,102)	—	(735,866)

Net carrying values
At January 1, 2010	1,687,213	139,319	72,366	1,898,898
At December 31, 2010	1,513,264	110,783	354,742	1,978,789
At December 31, 2011	1,653,349	118,361	380,205	2,151,915

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

14. SATELLITES, PROPERTY AND OTHER EQUIPMENT—(continued)

Substantially all of the Company’s satellites, property and other equipment have been pledged as security as a requirement of our senior secured credit facilities (note 19).

Borrowing costs of $32.0 million arising on financing were capitalized for the year ended December 31, 2011 ($14.6 million —December 31, 2010) and are included in Assets under construction. The average capitalization rate was 8.0%, representing the Company’s weighted average cost of borrowing.

The Company assesses impairment of its satellites, property and other equipment on a quarterly basis, or more frequently if events or changes in circumstances indicate that the carrying values may not be recoverable. The Company’s CGUs hold a combination of certain satellites, property and other equipment and finite life intangible assets. Indefinite life intangible assets and goodwill have not been allocated to the CGUs. No impairment was recognized for the periods ended December 31, 2011 and December 31, 2010.

In 2010, an impairment loss of $7.9 million was reversed on the satellites. The reversal of impairment was mainly due to changes in revenue assumptions. The recoverable amount is calculated using the following assumptions:

	September 30,	September 30,
	2011	2010
Discount rate	10.75%	10.0%

15. INTANGIBLE ASSETS

	000000	000000	000000	000000	000000	000000	000000	000000
	Indefinite life		Finite life
	Orbital slots	Trade name	Revenue backlog	Customer relationships	Customer contract	Transponder rights	Other	Total Intangibles
Cost at January 1, 2010	599,549	17,000	268,433	199,070	—	29,550	4,453	1,118,055
Disposals	—	—	—	—	—	(999)	(2,966)	(3,965)
Impact of currency translation	(1,711)	—	(166)	(1,044)	—	(54)	(29)	(3,004)

Cost at December 31, 2010	597,838	17,000	268,267	198,026	—	28,497	1,458	1,111,086

Additions	—	—	—	—	12,618	—	—	12,618
Impact of currency translation	615	—	70	51	—	—	(123)	613

Cost at December 31, 2011	598,453	17,000	268,337	198,077	12,618	28,497	1,335	1,124,317

Accumulated amortization and impairment at January 1, 2010	(71,370)	—	(77,309)	(34,087)	—	(7,493)	(1,875)	(192,134)
Amortization	—	—	(32,952)	(11,021)	—	(4,387)	(797)	(49,157)
Retirements	—	—	—	—	—	999	2,468	3,467
Reversal of impairment	71,269	—	—	—	—	—	—	71,269
Impact of currency translation	—	—	34	937	—	38	7	1,016

Accumulated amortization and impairment at December 31, 2010	(101)	—	(110,227)	(44,171)	—	(10,843)	(197)	(165,539)

Amortization	—	—	(27,930)	(11,005)	(39)	(4,109)	(86)	(43,169)
Impairment	(19,468)		—	—	—	—	—	(19,468)
Impact of currency translation	1	—	(55)	(22)	—	—	13	(63)

Accumulated amortization and impairment at December 31, 2011	(19,568)	—	(138,212)	(55,198)	(39)	(14,952)	(270)	(228,239)

Net carrying values
At January 1, 2010	528,179	17,000	191,124	164,983	—	22,057	2,578	925,921
At December 31, 2010	597,737	17,000	158,040	153,855	—	17,654	1,261	945,547
At December 31, 2011	578,885	17,000	130,125	142,879	12,579	13,545	1,065	896,078

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

15. INTANGIBLE ASSETS—(continued)

The orbital slots represent a right to operate satellites in a given longitudinal coordinate in space, where geostationary orbit may be achieved. They are limited in availability and represent a scarce resource. Usage of orbital slots is licensed through the International Telecommunications Union. Satellite operators can generally expect, with a relatively high level of certainty, continued occupancy of an assigned orbital slot either during the operational life of an existing orbiting satellite or upon replacement by a new satellite once the operational life of the existing orbiting satellite is over. As a result of the “expectancy right” to maintain the once awarded orbital slots, an indefinite life is typically associated with orbital slots.

The Company’s trade name has a long and established history, a strong reputation and has been synonymous with quality and growth within the satellite industry. It has been assigned an indefinite life because of expected ongoing future use.

The following are the remaining useful lives of significant intangible assets:

Revenue backlog	1 –13 years
Customer relationships	7 –17 years
Transponder rights	1 –10 years
Customer contract	15 years
Concession rights	12 years
Patent	14 years

Substantially all of the Company’s intangible assets have been pledged as security as a requirement of our senior secured credit facilities.

Impairment

Finite life intangible assets are assessed annually and are included with the Company’s CGUs (see note 3). Indefinite life intangible assets are tested for impairment at the individual asset level (see note 3). The annual impairment test was performed in the fourth quarter of 2011 and 2010, and at the IFRS transition date.

In 2010, an impairment loss of $71.3 million was reversed on the orbital slots. The impairment was originally recorded in 2008 when discount rates were high due to liquidity issues in the credit markets. The subsequent decrease in discount rates, as well as changes in revenue projections and gross margin assumption positively impacted the valuation of the orbital slots in 2010. In 2011, an impairment loss of $19.5 million was recognized on the orbital slots (2010 — no impairment loss) mainly due to an increase in discount rates.

The recoverable amount is calculated using the following assumptions

	September 30,	September 30,
	2011	2010
Discount rate	10.75%	10.0%

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

16. GOODWILL

The Company carries goodwill at its cost of $2,446.6 million with no accumulated impairment losses since acquisition.

Impairment

Goodwill is tested for impairment at the entity level because that represents the lowest level at which goodwill supports the Company’s operations and is monitored internally. The annual impairment test on goodwill was performed in the fourth quarter of 2011 and 2010 in accordance with the policy described in note 3. In addition, goodwill was tested for impairment for purposes of the opening IFRS balance sheet. No impairment was recognized. The Company’s recoverable amount exceeded the carrying value therefore, no impairment was recognized for the period. The most significant assumptions used in the impairment test were as follows:

	September 30,	September 30,	September 30,

	December 31, 2011	December 31, 2010	January 1, 2010
Discount rate	10.75%	10.0%	9.5%
Terminal year growth rate	3.0%	3.0%	3.0%

Some of the more sensitive assumptions used including the forecasted cash flows and the discount rate could have yielded different estimates of recoverable amount. Actual operating results and the related cash flows of the Company could differ from the estimated operating results and related cash flows used in the impairment analysis. Had different estimates been used, it could have resulted in a lower fair value and there could have been a risk of failing the goodwill impairment test.

17. OTHER CURRENT LIABILITIES

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Deferred revenue	66,588	61,732	70,109
Decommissioning liabilities	151	166	1,024
Other	1,138	747	988

	67,877	62,645	72,121

18. OTHER LONG-TERM LIABILITIES

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Deferred revenue	342,281	315,583	322,384
Net defined benefit plan obligations (see note 25)	67,605	30,801	23,664
Uncertain tax positions	6,795	7,585	7,086
Unfavorable backlog	1,785	3,922	7,145
Unfavorable leases	769	969	1,174
Decommissioning liabilities	1,461	1,367	14
Other	1,806	1,634	2,182

	422,502	361,861	363,649

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

19. INDEBTEDNESS

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Senior secured credit facilities (a) :
Revolving facility	—	—	—
The Canadian term loan facility	80,000	170,000	185,000
The U.S. term loan facility (December 31, 2011 – USD $1,684,800, December 31, 2010 – USD $1,702,350, January 1, 2010 – USD $1,719,900)	1,720,686	1,698,945	1,811,399
The U.S. term loan II facility (December 31, 2011 – USD $144,725, December 31, 2010 – USD $146,225, January 1, 2010 – USD $147,725)	147,808	145,933	155,584
Senior Notes (USD $692,825) (b)	707,582	691,439	729,683
Senior Subordinated Notes (USD $217,175) (c)	221,801	216,741	228,729

	2,877,877	2,923,058	3,110,395
Less: deferred financing costs and prepayment options (d)	(43,251)	(54,408)	(64,973)

	2,834,626	2,868,650	3,045,422
Less: current portion (net of deferred financing costs)	(86,495)	(96,848)	(23,602)

Long-term portion	2,748,131	2,771,802	3,021,820

(a)

The senior secured credit facilities are secured by substantially all of Telesat’s assets. Under the terms of these facilities, Telesat is required to comply with certain covenants including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions, and restrictions on transactions with affiliates. The financial covenant ratios include total debt to EBITDA for covenant purposes (earnings before interest, taxes, depreciation, amortization and other charges) and EBITDA for covenant purposes to interest expense. Both financial covenant ratios tighten over the term of the credit facility. At December 31, 2011, Telesat was in compliance with all of the required covenants.

Each tranche of the credit facility is subject to mandatory principal repayment requirements, which, in the initial years, are generally an annual amount representing 1% of the initial aggregate principal amount, payable quarterly. The senior secured credit facility has several tranches which are described below:

(i)

A revolving Canadian dollar denominated credit facility (the “revolving facility”) of up to $153 million is available to Telesat. This revolving facility matures on October 31, 2012 and is available to be drawn at any time. The drawn loans bear interest at the prime rate or LIBOR or Bankers’ Acceptance plus an applicable margin of 125 to 225 basis points per annum. Undrawn amounts under the facility are subject to a commitment fee. As of December 31, 2011, other than approximately $0.2 million in drawings related to letters of credit, there were no borrowings under this facility.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

19. INDEBTEDNESS—(continued)

(ii)

The Canadian term loan facility was initially a $200 million facility denominated in Canadian dollars, with a maturity date of October 31, 2012. Loans under this facility bear interest at a floating rate of the Bankers’ Acceptance rate plus an applicable margin of 275 basis points per annum. The required repayments on the Canadian term loan facility are as follows:

September 30,
Principal Repayments
2012	80,000

The payments are generally made quarterly in varying amounts. The average interest rate was 4.13% for the year ended December 31, 2011 (December 31, 2010 — 3.63%). This facility had $80 million outstanding at December 31, 2011.

(iii)

The U.S. term loan was initially a $1,755 million facility denominated in U.S. dollars, bears interest at LIBOR plus an applicable margin of 300 basis points per annum, and has a maturity of October 31, 2014. The weighted average effective interest rate was 3.72% for the year ended December 31, 2011 (December 31, 2010 — 3.76%). The loan had U.S. $1,685 million outstanding at December 31, 2011. Principal repayments of U.S. $4.4 million are made on a quarterly basis, with a lump sum repayment of the remaining balance payable on the maturity date.

(iv)

The U.S. term loan II was initially a $150 million delayed draw facility denominated in U.S. dollars, bears interest at LIBOR plus an applicable margin of 300 basis points per annum, and has a maturity of October 31, 2014. The weighted average effective interest rate was 3.73% for the year ended December 31, 2011 (December 31, 2010 — 3.77%). The facility had U.S. $145 million outstanding at December 31, 2011. Principal repayments of U.S. $0.4 million are made on a quarterly basis, with a lump sum repayment of the remaining balance payable on the maturity date.

(b)

The Senior Notes bear interest at an annual rate of 11.0% and are due November 1, 2015. The Senior Notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior Notes prior to May 1, 2012, in each case subject to exceptions provided in the Senior Notes indenture. The weighted average effective interest rate was 11.37% for the year ended December 31, 2011 (December 31, 2010 —11.56%).

(c)

The Senior Subordinated Notes bear interest at a rate of 12.5% and are due November 1, 2017. The Senior Subordinated Notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior Subordinated Notes prior to May 1, 2013, in each case subject to exceptions provided in the Senior Subordinated Notes indenture. The weighted average effective interest rate was 12.66% for the year ended December 31, 2011 (December 31, 2010 —12.88%).

(d)

The U.S. term loan facilities, Senior Notes and Senior Subordinated Notes are presented on the balance sheet net of related deferred financing costs of $49.4 million (December 31, 2010 —$61.6 million, January 1, 2010 — $73.1 million). The indentures agreement for the Senior Notes and Senior Subordinated Notes contain provisions for certain prepayment options which were fair valued at the time of debt issuance (note 23). The initial fair value impact of the prepayment options on the Senior Notes and Senior Subordinated Notes was an increase to the liabilities of $6.5 million and $2.7 million, respectively. These liability amounts are subsequently amortized using the effective interest rate method with carrying amounts of $4.1 million and $2.1 million respectively, at December 31, 2011 (December 31, 2010 —$4.9 million and $2.3 million, January 1, 2010 —$5.6 million and $2.5 million).

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

19. INDEBTEDNESS—(continued)

The short-term and long-term portions of deferred financing costs and prepayment options are as follows:

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Short-term deferred financing costs	12,961	12,165	11,462
Long-term deferred financing costs	36,468	49,433	61,593

	49,429	61,598	73,055
Long-term prepayment option – Senior Notes	(4,133)	(4,928)	(5,631)
Long-term prepayment option – Senior Subordinated Notes	(2,045)	(2,262)	(2,451)

	(6,178)	(7,190)	(8,082)

Total deferred financing costs and prepayment options	43,251	54,408	64,973

The outstanding balance of indebtedness, excluding deferred financing costs and prepayment options, will be repaid as follows (in millions of Canadian dollars):

	September 30,	September 30,	September 30,	September 30,	September 30,
2012	2013	2014	2015	Thereafter	Total
99.5	19.4	1,829.6	707.6	221.8	2,877.9

20. SENIOR PREFERRED SHARES

Telesat issued 141,435 senior preferred shares with an issue price of $1,000 per Senior Preferred Share on October 31, 2007. The Senior Preferred Shares rank in priority, with respect to the payment of dividends and return of capital upon liquidation, dissolution or winding-up, ahead of the shares of all other classes of Telesat stock which have currently been created, as well as any other shares that may be created that by their terms rank junior to the senior preferred shares. Senior Preferred Shares are entitled to receive cumulative preferential dividends at a rate of 7% per annum on the Liquidation Value, being $1,000 per Senior Preferred Share plus all accrued and unpaid dividends (8.5% per annum following a Performance Failure, being a failure to pay annual dividends in cash or in Holding PIK Preferred Stock in any year, while such failure is continuing, the failure to redeem the Holding PIK Preferred Stock when submitted for redemption on or after the twelfth anniversary of the date of issue, or the failure to redeem Holding PIK Preferred Stock for which an offer of redemption is accepted following a Change of Control). Such annual dividend may be paid in cash, subject to the requirements of the Canada Business Corporations Act (the “CBCA”), if such payment is permitted under the terms of (i) the senior secured credit facilities and (ii) the indentures governing the notes. If the cash payment is not permitted under the terms of the senior secured credit facilities, the dividends will be paid, subject to the requirements of the CBCA, in senior preferred shares based on an issue price of $1,000 per Senior Preferred Share. Dividends of $1.7 million have been accrued at December 31, 2011 (December 31, 2010 — $2.1 million, January 1, 2010 — $25.1 million).

The Senior Preferred Shares may be submitted by the holder for redemption on or after the twelfth anniversary of the date of issue, subject to compliance with law. Upon a change of control which occurs after the fifth anniversary of the issue of the Senior Preferred Shares, or on the fifth anniversary if a change of control occurs prior to the fifth anniversary of the issue, Telesat must make an offer of redemption to all holders of Senior Preferred Shares, and must redeem any Senior Preferred Shares for which the offer of redemption is accepted within 25 days of such offer. As a result, the Senior Preferred Shares have been classified as a liability on the consolidated balance sheet and dividends have been classified as interest expense on the statement of income (note 9).

The holders of the Senior Preferred Shares are not entitled to receive notice of or to vote at any meeting of shareholders of the Company except for meetings of the holders of the Senior Preferred Shares as a class, called to amend the terms of the Senior Preferred Shares, or otherwise as required by law.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

21. SHARE CAPITAL

There was no change in share capital in the period of January 1, 2010 to December 31, 2011.

	September 30,	September 30,
At December 31, 2011	Number of shares	Stated Value ($)
Common Shares	74,252,460	756,414
Voting Participating Preferred Shares	7,034,444	117,388
Non-Voting Participating Preferred Shares	35,953,824	424,366
Director Voting Preferred Shares	1,000	10

Total share capital		1,298,178

The authorized share capital of the Company is comprised of: (i) an unlimited number of common shares, of voting participating preferred shares, of non-voting participating preferred shares, of redeemable common shares, and of redeemable non-voting participating preferred shares, (ii) 1,000 director voting preferred shares, and (iii) 325,000 senior preferred shares (note 20). None of the redeemable common shares or redeemable non-voting participating preferred shares have been issued as at December 31, 2011. The Company’s share based compensation plan has authorized the grant of up to 8,824,646 options to purchase non-voting participating preferred shares (see note 24).

Common Shares

The holders of the common shares are entitled to receive notice of and to attend all annual and special meetings of the shareholders of the Company and to one vote in respect of each common share held on all matters at all such meetings, except in respect of a class vote applicable only to the shares of any other class, in respect of which the common shareholders shall have no right to vote. The holders of the common shares are entitled to receive dividends as may be declared by the Board of Directors of the Company, and are entitled to share in the distribution of the assets of the Company upon liquidation, winding-up or dissolution, subject to the rights, privileges and conditions attaching to any other class of shares ranking in order of priority. The common shares are convertible at the holders’ option, at any time, into voting participating preferred shares or non-voting participating preferred shares, on a one-for-one basis. The common shares have no par value.

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

The voting participating preferred shares have no par value.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

21. SHARE CAPITAL—(continued)

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

The non-voting participating preferred shares have no par value.

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

The director voting preferred shares have a nominal stated value.

22. CAPITAL DISCLOSURES

Telesat is a privately held company with registered debt in the United States. The Company’s financial strategy is designed to maintain compliance with its financial covenants under its senior secured credit facility (see note 19), and to maximize returns to its shareholders and other stakeholders. Telesat meets these objectives through regular monitoring of its financial covenants and operating results on a quarterly basis. The Company’s overall financial strategy remains unchanged from 2010.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

22. CAPITAL DISCLOSURES—(continued)

Telesat defines its capital as shareholders’ equity (comprising issued share capital, accumulated earnings and excluding reserves) and debt financing (comprising indebtedness and excluding deferred financing costs and prepayment options as detailed in note 19).

The Company’s capital at the end of the year was as follows:

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Shareholders’ equity (excluding reserves)	1,668,170	1,461,982	1,185,361
Debt financing (excluding deferred financing costs and prepayment options)	2,877,877	2,923,058	3,110,395

Telesat manages its capital by measuring the financial covenant ratios contained in its senior secured credit agreement (the “credit agreement”), dated October 31, 2007 and which terminates in October 2014. As of December 31, 2011, the Company was subject to three financial covenant compliance tests: a maximum Consolidated Total Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for covenant purposes ratio test, a minimum Consolidated EBITDA for covenant purposes to Consolidated Interest Expense ratio test and a maximum Permitted Capital Expenditure Amount test. Compliance with financial covenants is measured on a quarterly basis, except for the maximum Permitted Capital Expenditure Amount which is only measured at the end of every fiscal year.

As of December 31, 2011, Telesat’s Consolidated Total Debt to Consolidated EBITDA for covenant purposes ratio, for credit agreement compliance purposes, was 4.39:1 (December 31, 2010 — 4.59:1), which was less than the maximum test ratio of 6.25:1. The Consolidated EBITDA for covenant purposes to Consolidated Interest Expense ratio, for credit agreement compliance purposes, was 2.74:1 (December 31, 2010 — 2.63:1), which was greater than the minimum test ratio of 1.70:1. The compliance test ratios become more restrictive over the term of the credit agreement.

The maximum Permitted Capital Expenditure Amount varies in each fiscal year with the opportunity to carry forward or carry back unused amounts based on conditions specified in the credit agreement. An additional amount of U.S. $500 million is also available over the term of the credit agreement for the construction or acquisition of up to four new satellites. For the fiscal year ended December 31, 2011, the Company’s Capital Expenditure Amount, as defined in the credit agreement, was $341.5 million and was in compliance with the credit agreement.

As part of the on-going monitoring of Telesat’s compliance with its financial covenants, interest rate risk due to variable interest rate debt is managed through the use of interest rate swaps (note 23), and foreign exchange risk exposure arising from principal and interest payments on Telesat’s debt is partially managed through a cross currency basis swap (note 23). In addition, the Company’s operating results are tracked against budget on a monthly basis, and this analysis is reviewed by senior management.

23. FINANCIAL INSTRUMENTS

Measurement of Risks

The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at the balance sheet date of December 31, 2011.

Credit Risk

Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. At December 31, 2011, the maximum exposure to credit risk is equal to the carrying value of the financial assets, $474 million (December 31, 2010 — $350 million, January 1, 2010 —$253 million). Cash and cash equivalents are invested with high quality investment grade financial institutions and are governed by the Company’s corporate investment policy, which aims to reduce credit risk by restricting investments to high-grade U.S. dollar and Canadian dollar denominated investments.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. FINANCIAL INSTRUMENTS—(continued)

It is expected that the counterparties to the Company’s financial assets will be able to meet their obligations as they are institutions with strong credit ratings. Telesat regularly monitors the credit risk and credit exposure.

Telesat has a number of diverse customers, which limits the concentration of credit risk with respect to trade receivables. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Telesat’s standard payment terms are 30 days. Interest at a rate of 1.5% per month, compounded monthly, is typically charged on balances remaining unpaid at the end of the standard payment terms. Telesat’s historical experience with customer defaults has been minimal. As a result, Telesat considers the credit quality of its North American customers to be high; however due to the additional complexities of collecting from its International customers the Company considers the credit quality of its International customers to be lower than the North American customers. At December 31, 2011, North American and International customers made up 36% and 64% of the outstanding trade receivable balance, respectively (December 31, 2010 —38% and 62%, January 1, 2010 — 39% and 61%). Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2011 was $3.7 million (December 31, 2010 —$7.1 million, January 1, 2010 — $8.7 million).

Foreign Exchange Risk

The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. At December 31, 2011, approximately $2,798 million of the $2,878 million total debt financing (before netting of deferred financing costs and prepayment options) is the Canadian dollar equivalent of the U.S. dollar denominated portion of the debt.

The Company has entered into a cross currency basis swap to economically hedge the foreign currency risk on a portion of its U.S. dollar denominated debt. At December 31, 2011, the Company had a cross currency basis swap of $1,175 million (December 31, 2010 — $1,187 million, January 1, 2010 — $1,200 million) which required the Company to pay Canadian dollars to receive U.S. $1,012 million (December 31, 2010 — U.S. $1,022 million, January 1, 2010 — U.S. $1,033 million). At December 31, 2011, the fair value of this derivative contract was a liability of $160.4 million (December 31, 2010 — liability of $192.5 million, January 1, 2010 — liability of $137.1 million). The non-cash loss will remain unrealized until the contract is settled. This contract is due on October 31, 2014.

Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites. At December 31, 2011, the Company had no outstanding foreign exchange contracts. At December 31, 2010, the Company had nine outstanding foreign exchange contracts which required the Company to pay $188.3 million Canadian dollars (January 1, 2010 — $21.5 million) to receive U.S. $185.0 million (January 1, 2010 — U.S. $20.0 million) for future capital expenditures and interest payments. At December 31, 2010, the fair value of the derivative contracts was a liability of $2.6 million (January 1, 2010 —$0.4 million).

The Company’s main currency exposures as at December 31, 2011 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness.

As at December 31, 2011, a 5 percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) the Company’s net income by approximately $158 million and increased (decreased) other comprehensive income by $1 million. This analysis assumes that all other variables, in particular interest rates, remain constant.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. FINANCIAL INSTRUMENTS—(continued)

Interest Rate Risk

The Company is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to economically hedge the interest rate risk related to variable rate debt financing. At December 31, 2011, the Company had a series of three interest rate swaps to fix interest on $930 million of Canadian dollar denominated debt at average fixed rates ranging from 3.02% to 3.5%. As at December 31, 2011, the fair value of these derivative contracts was a liability of $53.1 million (December 31, 2010 — liability of $49.4 million, January 1, 2010 — liability of $47.7). The contracts mature by October 31, 2014.

If the interest rates on the unhedged variable rate debt change by 0.25% this would result in a change in the net income of approximately $2.0 million for the year ended December 31, 2011.

Liquidity Risk

The Company maintains credit facilities to ensure it has sufficient available funds to meet current and foreseeable financial requirements. The following are the contractual maturities of financial liabilities as at December 31, 2011:

	000000	000000	000000	000000	000000	000000	000000	000000
In millions of Canadian dollars	Carrying amount	Contractual cash flows (undiscounted)	2012	2013	2014	2015	2016	After 2016
Trade and other payables	45,156	45,156	45,156	—	—	—	—	—
Customer and other deposits	4,822	4,822	2,882	907	999	34	—	—
Deferred satellites performance incentive payments	69,898	98,594	15,661	8,416	8,414	8,435	8,481	49,187
Dividends payable on senior preferred shares (note 20)	1,650	1,650	1,650	—	—	—	—	—
Promissory note payable to Loral (note 29)	21,141	21,141	—	—	—	—	—	21,141
Tax indemnification payable to Loral (note 29)	7,111	7,111	—	7,111	—	—	—	—
Other financial liabilities	3,708	3,708	2,151	1,557	—	—	—	—
Long-term indebtedness	2,905,023	3,552,922	289,933	186,635	1,985,962	813,141	27,725	249,526
Interest rate swaps	53,101	52,762	18,658	18,607	15,497	—	—	—
Cross currency basis swap	160,373	76,604	27,247	26,907	22,450	—	—	—

	3,271,983	3,864,470	403,338	250,140	2,033,322	821,610	36,206	319,854

The carrying value of the deferred satellites performance incentive payments includes $2.5 million interest payable. The carrying value of the long-term indebtedness includes $21.0 million of interest payable and excludes $49.4 million of financing costs.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. FINANCIAL INSTRUMENTS—(continued)

Financial assets and liabilities recorded in the balance sheet were as follows:

	000000	000000	000000	000000	000000
December 31, 2011	Loans and receivables	Held for Trading – FVTPL	Other financial liabilities	Total	Fair value
Cash and cash equivalents	277,962	—	—	277,962	277,962
Trade and other receivables	46,789	—	—	46,789	46,789
Other financial assets – current	7,010	—	—	7,010	7,010
Other financial assets – long-term	7,977	134,431	—	142,408	142,408
Trade and other payables	—	—	(45,156)	(45,156)	(45,156)
Other financial liabilities – current	—	(42,204)	(40,784)	(82,988)	(85,549)
Other financial liabilities – long-term	—	(171,270)	(88,513)	(259,783)	(255,225)
Indebtedness (excluding deferred financing costs) (note 19)	—	—	(2,884,056)	(2,884,056)	(2,943,132)
Senior preferred shares (note 20)	—	—	(141,435)	(141,435)	(143,265)

Total	339,738	(79,043)	(3,199,944)	(2,939,249)	(2,998,158)

December 31, 2010	Loans and receivables	Held for Trading –FVTPL	Other financial liabilities	Total	Fair value
Cash and cash equivalents	220,295	—	—	220,295	220,295
Trade and other receivables	44,083	—	—	44,083	44,083
Other financial assets – current	6,944	—	—	6,944	6,944
Other financial assets – long-term	6,226	72,405	—	78,631	78,631
Trade and other payables	—	—	(49,974)	(49,974)	(49,974)
Other financial liabilities – current	—	(63,199)	(40,883)	(104,082)	(104,012)
Other financial liabilities – long-term	—	(181,255)	(84,374)	(265,629)	(263,456)
Indebtedness (excluding deferred financing costs) (note 19)	—	—	(2,930,248)	(2,930,248)	(3,067,412)
Senior preferred shares (note 20)	—	—	(141,435)	(141,435)	(153,978)

Total	277,548	(172,049)	(3,246,914)	(3,141,415)	(3,288,879)

January 1, 2010	Loans and receivables	Held for Trading –FVTPL	Other financial liabilities	Total	Fair value
Cash and cash equivalents	154,189	—	—	154,189	154,189
Trade and other receivables	70,200	—	—	70,200	70,200
Other financial assets – current	7,317	—	—	7,317	7,317
Other financial assets – long-term	5,819	15,914	—	21,733	21,733
Trade and other payables	—	—	(43,413)	(43,413)	(43,413)
Other financial liabilities – current	—	(57,129)	(44,995)	(102,124)	(102,470)
Other financial liabilities – long-term	—	(128,157)	(111,668)	(239,825)	(237,226)
Indebtedness (excluding deferred financing costs) (note 19)	—	—	(3,118,477)	(3,118,477)	(3,104,151)
Senior preferred shares (note 20)	—	—	(141,435)	(141,435)	(174,466)

Total	237,525	(169,372)	(3,459,988)	(3,391,835)	(3,408,287)

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. FINANCIAL INSTRUMENTS—(continued)

Fair Value

Fair value is the amount that willing parties would accept to exchange a financial instrument based on the current market for instruments with the same risk, principal and remaining maturity. Where possible, fair values are based on the quoted market values in an active market. In the absence of an active market, we determine fair values based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs. The fair value hierarchy is as follows:

Level 1 based on quoted prices in active markets for identical assets or liabilities.

Level 2 based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The carrying amounts of cash and cash equivalents, trade and other receivables, and trade and other payables approximate fair value due to the short-term maturity of these instruments. Included in cash and cash equivalents are $66.5 million (December 31, 2010 — $91.1 million, January 1, 2010 — $64.5 million) of short-term investments classified as Level 2 in the fair value hierarchy. The fair value of the indebtedness is based on transactions and quotations from third parties considering market interest rates and excluding deferred financing costs. The indebtedness and senior preferred shares are classified as Level 2 in the fair value hierarchy.

Fair value of derivative financial instruments

The current and long term portions of the fair value of the Company’s derivative assets and liabilities, at each of the balance sheet dates, and the fair value methodologies used to calculate those values were as follows:

	000000	000000	000000	000000	000000
December 31, 2011	Long-term assets	Current liabilities	Long-term liabilities	Total	Fair value hierarchy
Cross currency basis swap	—	(23,637)	(136,736)	(160,373)	Level 2
Interest rate swaps	—	(18,567)	(34,534)	(53,101)	Level 2
Forward foreign exchange contracts	—		—	—	Level 2
Prepayment option embedded derivatives	134,431	—	—	134,431	Level 2

	134,431	(42,204)	(171,270)	(79,043)

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. FINANCIAL INSTRUMENTS—(continued)

	000000	000000	000000	000000	000000
December 31, 2010	Long-term assets	Current liabilities	Long-term liabilities	Total	Fair value hierarchy
Cross currency basis swap	—	(29,349)	(163,107)	(192,456)	Level 2
Interest rate swaps	—	(31,279)	(18,148)	(49,427)	Level 2
Forward foreign exchange contracts	—	(2,571)	—	(2,571)	Level 2
Prepayment option embedded derivatives	72,405	—	—	72,405	Level 2

	72,405	(63,199)	(181,255)	(172,049)

January 1, 2010	Long-term assets	Current liabilities	Long-term liabilities	Total	Fair value hierarchy
Cross currency basis swap	—	(16,763)	(120,343)	(137,106)	Level 2
Interest rate swaps	—	(39,930)	(7,814)	(47,744)	Level 2
Forward foreign exchange contracts	—	(436)	—	(436)	Level 2
Prepayment option embedded derivatives	15,914	—	—	15,914	Level 2

	15,914	(57,129)	(128,157)	(169,372)

September 30,
Reconciliation of fair value of derivative assets and liabilities
Opening fair value, January 1, 2010	(169,372)
Unrealized losses on derivatives	(13,955)
Realized gains on derivatives:
Cross currency basis swap	1,183
Interest rate swaps	—
Forward foreign exchange contracts	1,604
Impact of foreign exchange	8,491

Fair value, December 31, 2010	(172,049)

Unrealized gains on derivatives	87,914
Realized gains on derivatives:
Cross currency basis swap	1,895
Interest rate swaps	—
Forward foreign exchange contracts	8,776
Impact of foreign exchange	(5,579)

Fair value, December 31, 2011	(79,043)

24. SHARE BASED COMPENSATION PLANS

Telesat Holdings Stock Option Incentive Plan

On September 19, 2008, Telesat adopted a stock option incentive plan (the “stock option plan”) for certain key employees of the Company and its subsidiaries. The stock option plan provides for the grant of up to 8,824,646 options to purchase non-voting participating preferred shares of Telesat Holdings Inc., convertible into common shares.

Two different types of stock options can be granted under the stock option plan: time-vesting options and performance-vesting options. The time-vesting options generally become vested and exercisable over a five year period by 20% increments on October 31 st of each year, starting in 2008. The vesting amount is prorated for optionees whose employment with the Company or its subsidiaries commenced after October 31, 2007. The performance-vesting options become vested and exercisable over a five year period starting March 31, 2009, provided the Company has achieved or exceeded an annual or cumulative target consolidated EBITDA established and communicated on the grant date by the Board of Directors.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. FINANCIAL INSTRUMENTS—(continued)

The Company expenses the fair value of stock options that are expected to vest over the vesting period using the Black-Scholes option pricing model. The share-based compensation expense is included in operating expenses.

The exercise periods of the stock options expire ten years from the grant date. The exercise price of each share underlying the options will be the higher of a fixed price, established by the Board of Directors on the grant date, and the fair market value of a non-voting participating preferred share on the grant date.

The movement in the number of stock options outstanding and their related weighted-average exercise prices are as follows:

	000000	000000	000000	000000
	Time Vesting Option Plans		Performance Vesting Option Plan
	Number of Options	Weighted-Average Exercise Price ($)	Number of Options	Weighted- Average Exercise Price ($)
Outstanding December 31, 2011	7,265,952	11.08	1,407,672	11.12
Options exercisable at December 31, 2011	5,666,287		687,698
Weighted-average remaining life	6 years		6 years
Outstanding December 31, 2010	7,265,952	11.08	1,407,672	11.12
Options exercisable at December 31, 2010	4,173,018		526,252
Weighted-average remaining life	7 years		7 years
Outstanding January 1, 2010	7,303,705	11.07	1,453,814	11.07
Options exercisable at January 1, 2010	2,740,969		162,091
Weighted-average remaining life	8 years		8 years

During 2011 no options were granted, forfeited, exercised or expired.

The compensation expense, number of stock options granted, weighted-average fair value per option granted and the assumptions used to determine the share-based compensation expense using the Black-Scholes option pricing model were as follows:

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Compensation expense (credited to equity-settled employee benefits reserve)	2,654	4,667
Number of stock options granted	—	22,372
Weighted-average fair value per option granted ($)	—	16.50
Weighted average assumptions:
Dividend yield	—	—
Expected volatility	—	31.10%
Risk-free interest rate	—	3.85%
Expected life (years)	—	10

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

25. EMPLOYEE BENEFIT PLANS

The Company’s net defined benefit plan expense included in operating expense consisted of the following elements:

	September 30,	September 30,	September 30,	September 30,
	Defined benefit pension plans		Other post-employment benefit plans
Year ended December 31,	2011	2010	2011	2010
Current service cost	3,844	2,630	299	232
Interest cost	9,687	9,655	1,183	1,237
Expected return on plan assets	(10,708)	(10,231)	—	—

Net defined benefit plan expense	2,823	2,054	1,482	1,469

The Company’s funding policy is to make contributions to its pension funds based on actuarial cost methods as permitted by pension regulatory bodies. Contributions reflect actuarial assumptions concerning future investment returns, salary projections and future service benefits. Plan assets are represented primarily by Canadian and foreign equity securities, fixed income instruments and short-term investments.

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

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Balance sheet obligations for:
Pension benefits	43,266	9,209	1,231
Other post-employment benefits	24,339	21,592	22,433

	67,605	30,801	23,664

The amounts recognized in the balance sheet are determined as follows:

	000000	000000	000000	000000	000000	000000
	December 31, 2011		December 31, 2010		January 1, 2010
	Pension	Other	Pension	Other	Pension	Other
Present value of funded obligations	211,872	—	174,662	—	151,063	—
Fair value of plan assets	169,808	—	166,235	—	150,746	—

	42,064	—	8,427	—	317	—
Present value of unfunded obligations	1,202	24,339	782	21,592	914	22,433

Liability in the balance sheet	43,266	24,339	9,209	21,592	1,231	22,433

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

25. EMPLOYEE BENEFIT PLANS—(continued)

The changes in the defined benefit obligations and in the fair value of plan assets and the funded status of the defined benefit plans were as follows:

	September 30,	September 30,	September 30,
	December 31, 2011
Pension and other benefits	Pension	Other	Total
Change in benefit obligations
Defined benefit obligation, January 1, 2011	175,444	21,592	197,036
Current service cost	3,844	299	4,143
Interest cost	9,687	1,183	10,870
Actuarial (gains) losses	30,541	2,222	32,763
Benefits paid	(7,825)	(990)	(8,815)
Contributions by plan participants	1,383	33	1,416
Plan amendments	—	—	—

Defined benefit obligation, December 31, 2011	213,074	24,339	237,413

	December 31, 2011
Pension and other benefits	Pension	Other	Total
Change in fair value of plan assets
Fair value of plan assets, January 1, 2011	166,235	—	166,235
Expected return on plan assets	10,708	—	10,708
Actuarial gains (losses)	(8,800)	—	(8,800)
Benefits paid	(7,825)	(990)	(8,815)
Contributions by plan participants	1,383	33	1,416
Contributions by employer	8,107	957	9,064

Fair value of plan assets, December 31, 2011	169,808	—	169,808

Funded status
Plan surplus (deficit)	(43,266)	(24,339)	(67,605)

Accrued benefit asset (liability)	(43,266)	(24,339)	(67,605)

	December 31, 2010
Pension and other benefits	Pension	Other	Total
Change in benefit obligations
Defined benefit obligation, January 1, 2010	151,977	22,433	174,410
Current service cost	2,630	232	2,862
Interest cost	9,665	1,237	10,902
Actuarial (gains) losses	19,165	(1,250)	17,915
Benefits paid	(9,379)	(856)	(10,235)
Contributions by plan participants	1,386	32	1,418
Plan amendments	—	(236)	(236)

Defined benefit obligation, December 31, 2010	175,444	21,592	197,036

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

25. EMPLOYEE BENEFIT PLANS—(continued)

	September 30,	September 30,	September 30,
	December 31, 2010
Pension and other benefits	Pension	Other	Total
Change in fair value of plan assets
Fair value of plan assets, January 1, 2010	150,746	—	150,746
Expected return on plan assets	10,231	—	10,231
Actuarial gains (losses)	5,108	—	5,108
Benefits paid	(9,379)	(856)	(10,235)
Contributions by plan participants	1,386	32	1,418
Contributions by employer	8,143	824	8,967

Fair value of plan assets, December 31, 2010	166,235	—	166,235

Funded status
Plan surplus (deficit)	(9,209)	(21,592)	(30,801)

Accrued benefit asset (liability)	(9,209)	(21,592)	(30,801)

The major categories of plan assets as a percentage of total plans assets and the expected rate of return on assets at the end of the reporting period for each category are as follows:

	September 30,	September 30,	September 30,	September 30,
	Expected return		Fair value of plan assets
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Equity securities	8.4%	7.9%	59%	61%
Fixed income instruments	4.4%	4.6%	39%	36%
Short-term investments	3.4%	2.7%	2%	3%

Weighted average of expected return	6.7%	6.6%	100%	100%

Plan assets are valued as at the measurement date of December 31 each year. The overall expected rate of return is a weighted average of the expected returns of the various investment categories held in the asset portfolio. The Management Level Pension Fund Investment Committee and Investment Managers’ assessment of the expected returns is based on historical average return trends and market predictions.

The actual return on plan assets for the year ended December 31, 2011 was $1.9 million (December 31, 2010 — $15.4 million).

The experience adjustments on plan liabilities for the year ended December 31, 2011 was a loss of $1.0 million (December 31, 2010 — gain of $1.7 million). The experience adjustments on plan assets for the year ended December 31, 2011 was a loss of $8.8 million (December 31, 2010 — gain of $5.1 million).

The significant weighted-average assumptions adopted in measuring the Company’s pension and other benefit obligations were as follows:

	September 30,	September 30,
	Pension	Other
	December 31, 2011
Accrued benefit obligation
Discount rate	4.5%	4.5%
Benefit costs for the periods ended
Discount rate	5.5%	5.5%
Expected long-term rate of return on plan assets	6.5%	—
Future salary increase	3.0%	—
Pre and post retirement pension increase	1.1%	—

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

25. EMPLOYEE BENEFIT PLANS—(continued)

For measurement purposes, the medical trend rate for drugs was assumed to be 10.5% for 2011, decreasing by 1% per annum, to a rate of 4.5% per annum in 2016. The health care cost trend rate was assumed to be 9% grading down to 5% in 2019. Other medical trend rates were assumed to be 4.5%.

Actuarial gains and losses recognized in other comprehensive income:

	000000	000000	000000	000000	000000	000000
	2011			2010
	Pension	Other	Total	Pension	Other	Total
Cumulative amount at January 1	(10,505)	1,055	(9,450)	—	—	—
Recognized during the year, net of taxes (2011 –$10,486; 2010 –$3,357)	(29,614)	(1,463)	(31,077)	(10,505)	1,055	(9,450)

Cumulative amount at December 31	(40,119)	(408)	(40,527)	(10,505)	1,055	(9,450)

Sensitivity of assumptions

The impact of a hypothetical 1% change in the health care cost trend rate on the other post-retirement benefit obligation and the aggregate of service and interest cost would have been as follows:

	September 30,	September 30,
	Benefit obligation	Aggregate of service and interest cost
As reported	24,339	1,482
Impact of increase of 1% point	2,011	146
Impact of decrease of 1% point	(1,706)	(121)

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

The Company expects to make contributions of $8.9 million to the defined benefit plans during the next fiscal year.

26. SUPPLEMENTAL CASH FLOW INFORMATION

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	January 1, 2010
Cash and cash equivalents is comprised of:
Cash	86,500	129,217	89,679
Short term investments, original maturity three months or less	66,547	91,078	64,510
Restricted cash (a)	124,915	—	—

	277,962	220,295	154,189

(a)

The insurance proceeds received for the settlement of the Telstar 14R/Estrela do Sul 2 claim are restricted in use, and will be used to repay a portion of the Company’s Credit Facility or reinvested in satellite procurements in accordance with the terms and conditions of the Credit Agreement. The restricted amount is expected to be used within the next twelve months.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

26. SUPPLEMENTAL CASH FLOW INFORMATION—(continued)

The net change in operating assets and liabilities shown in the consolidated statements of cash flows is comprised of the following:

	September 30,	September 30,
At December 31	2011	2010
Trade and other receivables	(1,668)	21,884
Financial assets	(1,604)	(541)
Other assets	(4,335)	(1,295)
Trade and other payables	(196)	(22,484)
Financial liabilities	(2,061)	(20,249)
Other liabilities	(3,249)	(7,130)

	(13,113)	(29,815)

	September 30,	September 30,
At December 31	2011	2010
Non-cash investing and financing activities are comprised of:
Purchase of satellites, property and other equipment	24,441	24,775

27. COMMITMENTS AND CONTINGENT LIABILITIES

Off balance sheet commitments include operating leases, commitments for future capital expenditures and other future purchases.

	000000	000000	000000	000000	000000	000000	000000
Off balance sheet commitments	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease commitments	6,830	6,478	5,824	5,392	4,805	32,628	61,957
Other operating commitments	21,791	18,285	14,271	7,530	3,377	1,388	66,642
Capital commitments	156,096	—	—	—	—	—	156,096

Total off balance sheet commitments	184,717	24,763	20,095	12,922	8,182	34,016	284,695

Certain of the Company’s offices, warehouses, earth stations, and office equipment are leased under various terms. The aggregate expense related to operating lease commitments for the year ended December 31, 2011 was $7 million (December 31, 2010—$8.0 million). The expiry terms range from January 2012 to January 2043.

Telesat has entered into contracts for the construction and launch of Nimiq 6 (targeted for launch in 2012) and Anik G1 (targeted for launch in 2012). The total outstanding commitments at December 31, 2011 are in U.S. dollars.

Cash and cash equivalents includes $124.9 million of restricted cash as at December 31, 2011 (December 31, 2010 —zero, January 1, 2010 — zero). The restricted cash can be used for capital expenditures of satellite projects. The restricted cash is as a result of insurance proceeds received for the claim filed in relation to Telstar 14R/Estrela do Sul 2. The insurance proceeds were given as the satellite’s north solar array anomaly has diminished the amount of power available for the satellite’s transponders and reduced the operational life expectancy of the satellite.

Telesat has agreements with various customers for prepaid revenue on several service agreements which take effect when the spacecraft is placed in service. Telesat is responsible for operating and controlling these satellites. Customer prepayments of $408.0 million (December 31, 2010 — $377.1 million, January 1, 2010 — $358.4 million), refundable under certain circumstances, are reflected in other financial liabilities, both current and long-term.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

27. COMMITMENTS AND CONTINGENT LIABILITIES—(continued)

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

Telesat and Loral have entered into an indemnification agreement whereby Loral will indemnify Telesat for any tax liabilities for taxation years prior to 2007 related to Loral Skynet operations. Likewise, Telesat will indemnify Loral for the settlement of any tax receivables for taxation years prior to 2007.

Legal Proceedings

The Company frequently participates in proceedings before national telecommunications regulatory authorities. In addition, the Company may also become involved from time to time in other legal proceedings arising in the normal course of its business.

Telesat Canada’s Anik F1 satellite, built by Boeing and launched in November 2000, has defective solar arrays that have caused a drop in power output on the satellite and reduced its operational life. Telesat Canada filed a claim for Anik F1 as a constructive total loss under its insurance policies and received an amount from its insurers in settlement of that claim. In November 2006, Telesat Canada commenced arbitration proceedings against Boeing, alleging that Boeing was grossly negligent and/or engaged in willful misconduct in the design and manufacture of the Anik F1 satellite and in failing to warn Telesat Canada prior to the launch of a material deficiency in the power performance of a similar satellite previously launched. Telesat’s claim seeks approximately $331 million plus costs and post-award interest, a portion of which was in respect of the subrogated rights of its insurers. Boeing has responded by alleging that Telesat Canada failed to obtain what it asserts to be contractually required waivers of subrogation rights such that, if Telesat Canada is successful in obtaining an award which includes an amount in respect of the subrogated rights of the insurers, Boeing is entitled to off-setting damages in that amount, which is approximately $176 million. Boeing also asserts that Telesat Canada owes Boeing performance incentive payments pursuant to the terms of the satellite construction contract in the amount of approximately U.S. $5.5 million plus interest. The arbitration hearing is scheduled to commence in November 2012. While it is not possible to determine the ultimate outcome of the arbitration, Telesat Canada intends to vigorously prosecute its claims and defend its position that no liability is owed Boeing in connection with the dispute and that, in the circumstances of this case, it was not contractually required to obtain waivers of the subrogation rights at issue.

Other than the above, the Company is not aware of any proceedings outstanding or threatened as of the date hereof by or against us or relating to its business which may have, or have had in the recent past, significant effects on Telesat Canada’s financial position or profitability.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

28. SUBSIDIARIES

The list of significant companies included in the scope of consolidation is as follows:

	September 30,	September 30,	September 30,
Company	Country	Method of Consolidation	% voting rights December 31, 2011
Telesat Canada	Canada	Fully consolidated	100.00
Infosat Communications LP	Canada	Fully consolidated	100.00
Skynet Satellite Corporation	United States	Fully consolidated	100.00
Telesat Network Services, Inc.	United States	Fully consolidated	100.00
The SpaceConnection Inc.	United States	Fully consolidated	100.00
Telesat Satellite LP	United States	Fully consolidated	100.00
Infosat Able Holdings Inc.	United States	Fully consolidated	100.00
Able Infosat Communications, Inc.	United States	Fully consolidated	100.00
Telesat Brasil Capacidade de Satélites Ltda.	Brazil	Fully consolidated	100.00
Telesat (IOM) Limited	Isle of Man	Fully consolidated	100.00

The percentage of voting rights and interest were the same as at December 31, 2010 and January 1, 2010, respectively.

29. RELATED PARTY TRANSACTIONS

The Company’s immediate shareholders are Red Isle Private Investment Inc. (“Red Isle”), a company incorporated in Canada, Loral Holdings Corporation (“Loral Holdings”), a company incorporated in the United States, Mr. John P. Cashman and Mr. Colin D. Watson, two Canadian citizens. Red Isle is wholly owned by the Public Sector Pension Investment Board (“PSP Investments”), a Canadian Crown corporation. Loral Holdings is a wholly owned subsidiary of Loral Space & Communications Inc. (“Loral”), a United States publically listed company.

Transactions with subsidiaries

The Company and its subsidiaries regularly engage in inter-group transactions. These transactions include the purchase and sale of satellite services and communication equipment, providing and receiving network and call centre services, access to orbital slots and management services. The transactions have been entered into over the normal course of operations. Balances and transactions between the Company and its subsidiaries have been eliminated on consolidation and therefore have not been disclosed.

Transactions with related parties

The Company and certain of its subsidiaries regularly engage in transactions with related parties. The Company’s related parties include Loral, Red Isle, Space Systems/Loral (“SSL”), a satellite manufacturer and a wholly owned subsidiary of Loral, XTAR LLC (“XTAR”), a satellite operator and affiliate of Loral, and Loral Canadian Gateway Corporation (“LCGC”), a wholly owned subsidiary of Loral.

On April 11, 2011, Telesat acquired from Loral and LCGC all of its rights and obligations with respect to the Canadian payload on the ViaSat-1 satellite, which was manufactured by SSL, and all related agreements. On closing of the transaction, Telesat paid Loral U.S. $13 million ($12.6 million Canadian dollars) for the assumption of Loral’s 15-year revenue contract with Xplornet Communications Inc. for ViaSat-1. In addition Telesat reimbursed Loral and LCGC approximately U.S. $48.2 million of net costs incurred through completion of the sale.

During the year, the Company and its subsidiaries entered into the following transactions with related parties.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

29. RELATED PARTY TRANSACTIONS—(continued)

	September 30,	September 30,	September 30,	September 30,
	Sale of goods and services, interest income		Purchase of goods and services, interest expense
year ended ended	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Loral
–Revenue	1	166	—	—
–Operating expenses	—	—	4,990	5,245
–Interest expense	—	—	1,291	1,004
-Intangible asset	—	—	12,618	—
Red Isle
–Interest expense	—	—	9,869	12,339
SSL
–Revenue	1,942	2,373	—	—
–Satellite, property and other equipment	—	—	180,853	168,040
–Operating expenses	—	—	1,423	373
XTAR
–Revenue	927	1,017	—	—
LCGC
–Revenue	324	442	—	—
–Satellite, property and other equipment	—	—	4,586	—

The following balances were outstanding at the end of the year:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Amounts owed by related parties			Amounts owed to related parties
At	December 31, 2011	December 31, 2010	January 1, 2010	December 31, 2011	December 31, 2010	January 1, 2010
Loral
–Trade receivables/payables	—	—	—	—	14	—
–Other long-term financial assets/liabilities	2,387	2,332	2,461	28,252	24,474	19,543
Red Isle
–Other current financial liabilities	—	—	—	1,650	2,075	—
–Other long-term financial liabilities	—	—	—	—	—	25,090
–Senior preferred shares	—	—	—	141,435	141,435	141,435
SSL
–Trade receivable/payable	380	428	1,430	4,758	37	1,230
–Other current financial liabilities	—	—	—	1,047	1,003	—
–Other long-term financial liabilities	—	—	—	15,018	15,469	8,068
XTAR
–Trade receivable/payable	—	—	79	—	—	—

The amounts outstanding are unsecured and will be settled in cash. The related party transactions were made on terms equivalent to those that prevail in arm’s length transactions.

Telesat Holdings Inc.

Notes to the 2011 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

29. RELATED PARTY TRANSACTIONS—(continued)

The Company has entered into contracts for the construction of Nimiq 6 and Anik G1 with SSL. The total outstanding commitments at December 31, 2011 were $50.9 million (December 31, 2010 — $187.4 million, January 1, 2010 — $225.1 million).

Other related party transactions

The Company funds certain defined benefit pension plans as described in note 25. Contributions made to the plans for the year ended December 31, 2011 were $8.1 million (December 31, 2010 — $8.1 million).

Compensation of key management personnel

Key management personnel consists of Board level directors and senior management.

	September 30,	September 30,
	Year ended 2011	Year ended 2010
Short-term benefits (including salary)	7,309	7,262
Post-employment benefits	720	557
Other-long term benefits	—	—
Termination benefits	—	—
Share-based payments	2,572	4,514

	10,601	12,333

There were no transactions with key management personnel in 2011 and 2010 other than compensation.

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 11.0% Senior Notes and the 12.5% Senior Subordinated Notes were co-issued by Telesat LLC and Telesat Canada, (“the Issuers”) which are 100% owned subsidiaries of Telesat, and were guaranteed fully and unconditionally, on a joint and several basis, by Telesat and certain of its subsidiaries.

The condensed consolidating financial information below for the year ended December 31, 2011 and the year ended December 31, 2010 are presented pursuant to Article 3-10(d) of Regulation S-X. The information presented consists of the operations of Telesat Holdings Inc. Telesat Holdings Inc. primarily holds investments in subsidiaries and equity. Telesat LLC, a U.S. Delaware corporation, is a financing subsidiary that has no assets, liabilities or operations.

The condensed consolidating financial information reflects the investments of Telesat Holdings Inc. in the Issuers, of the Issuers in their respective Guarantor and Non-Guarantor subsidiaries and of the Guarantors in their Non-Guarantor subsidiaries using the equity method.

Condensed Consolidating Statement of Income (Loss)

For the year ended December 31, 2011

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Revenue	—	—	742,728	110,203	20,286	(64,856)	808,361
Operating expenses	—	—	(134,137)	(95,827)	(22,657)	64,856	(187,765)

	—	—	608,591	14,376	(2,371)	—	620,596
Depreciation	—	—	(146,581)	(51,711)	(334)	—	(198,626)
Amortization	—	—	(42,480)	1,541	(82)	—	(41,021)
Other operating gains (losses), net	—	—	116,063	(1,989)	(6)	—	114,068

Operating income (loss)	—	—	535,593	(37,783)	(2,793)	—	495,017
Income (loss) from equity investments	247,144	—	(40,204)	(3,049)	—	(203,891)
Interest (expense) income	(9,869)	—	(219,590)	2,421	(13)	—	(227,051)
Interest and other income	—	—	86	1,465	3	—	1,554
Gain on changes in fair value of financial instruments	—	—	98,585	—	—	—	98,585
(Loss) gain on foreign exchange	—	—	(75,155)	(6,084)	2,395	—	(78,844)

Income (loss) before tax	237,275	—	299,315	(43,030)	(408)	(203,891)	289,261
Tax (expense) benefit	—	—	(52,171)	106	79	—	(51,986)

Net income (loss)	237,275	—	247,144	(42,924)	(329)	(203,891)	237,275

Condensed Consolidating Statement of Income (Loss)

For the year ended December 31, 2010

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Revenue	—	—	745,689	98,049	23,839	(46,216)	821,361
Operating expenses	—	—	(144,180)	(83,375)	(25,125)	46,216	(206,464)

	—	—	601,509	14,674	(1,286)	—	614,897
Depreciation	—	—	(147,892)	(53,948)	(343)	—	(202,183)
Amortization	—	—	(47,395)	2,126	(199)	—	(45,468)
Other operating losses, net	—	—	75,023	7,995	—	—	83,018

Operating income (loss)	—	—	481,245	(29,153)	(1,828)	—	450,264
Income (loss) from equity investments	298,439	—	(30,096)	(32,013)	—	(236,330)	—
Interest (expense) income	(12,338)	—	(244,372)	125	3	—	(256,582)
Interest and other income (expense)	—	—	4,316	1,517	(81)	—	5,752
Loss on changes in fair value of financial instruments	—	—	(11,168)	—	—	—	(11,168)
Gain (loss) on foreign exchange	—	—	162,921	7,333	(6,288)	—	163,966

Income (loss) before tax	286,101	—	362,846	(52,191)	(8,194)	(236,330)	352,232
Tax expense	—	—	(64,407)	(1,169)	(555)	—	(66,131)

Net income (loss)	286,101	—	298,439	(53,360)	(8,749)	(236,330)	286,101

Condensed Consolidating Balance Sheet

As at December 31, 2011

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	—	—	256,837	18,654	2,471	—	277,962
Trade and other receivables	—	—	27,010	18,670	1,109	—	46,789
Other current financial assets	—	—	26	255	6,729	—	7,010
Intercompany receivable	—	—	349,662	137,658	148,153	(635,473)	—
Prepaid expenses and other current assets	—	—	14,052	8,019	55	—	22,126

Total current assets	—	—	647,587	183,256	158,517	(635,473)	353,887

Satellites, property and other equipment	—	—	1,808,997	340,992	1,926	—	2,151,915
Other long-term financial assets	—	—	141,084	896	428	—	142,408
Other long-term assets	—	—	3,010	2,526	—	—	5,536
Intangible assets	—	—	848,898	47,077	103	—	896,078
Investment in affiliates	1,878,938	—	1,184,893	1,495,142	260	(4,559,233)	—
Goodwill	—	—	2,078,056	343,876	24,671	—	2,446,603

Total assets	1,878,938	—	6,712,525	2,413,765	185,905	(5,194,706)	5,996,427

Liabilities
Trade and other payables	—	—	33,405	9,118	2,633	—	45,156
Other current financial liabilities	1,650	—	79,995	1,308	35	—	82,988
Intercompany payable	45,689	—	179,352	375,012	35,420	(635,473)	—
Other current liabilities	—	—	64,393	3,111	373	—	67,877
Current indebtedness	—	—	86,494	1	—	—	86,495

Total current liabilities	47,339	—	443,639	388,550	38,461	(635,473)	282,516
Long-term indebtedness	—	—	2,748,131	—	—	—	2,748,131
Deferred tax liabilities	—	—	452,208	(312)	—	—	451,896
Other long-term financial liabilities	—	—	255,630	3,862	291	—	259,783
Other long-term liabilities	—	—	411,533	10,726	243	—	422,502
Senior preferred shares	141,435	—	—	—	—	—	141,435

Total liabilities	188,774	—	4,311,141	402,826	38,995	(635,473)	4,306,263

Shareholders’ Equity
Share capital	1,298,178	—	2,320,730	1,898,682	104,434	(4,323,846)	1,298,178
Accumulated earnings (deficit)	369,992	—	35,415	176,382	42,071	(253,868)	369,992
Reserves	21,994	—	45,239	(64,125)	405	18,481	21,994

Total shareholders’ equity	1,690,164	—	2,401,384	2,010,939	146,910	(4,559,233)	1,690,164

Total liabilities and shareholders’ equity	1,878,938	—	6,712,525	2,413,765	185,905	(5,194,706)	5,996,427

Condensed Consolidating Balance Sheet

As at December 31, 2010

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	—	—	196,682	21,135	2,478	—	220,295
Trade and other receivables	—	—	28,718	13,593	1,772	—	44,083
Other current financial assets	—	—	25	346	6,573	—	6,944
Intercompany receivable	—	—	219,035	202,459	112,436	(533,930)	—
Prepaid expenses and other current assets	—	—	13,671	7,136	130	—	20,937

Total current assets	—	—	458,131	244,669	123,389	(533,930)	292,259

Satellites, property and other equipment	—	—	1,643,419	333,173	2,197	—	1,978,789
Other long-term financial assets	—	—	77,503	502	626	—	78,631
Other long-term assets	—	—	7,907	4,120	—	—	12,027
Intangible assets	—	—	909,744	35,617	186	—	945,547
Investment in affiliates	1,663,758	—	1,309,540	1,487,893	259	(4,461,450)	—
Goodwill	—	—	2,078,056	343,876	24,671	—	2,446,603

Total assets	1,663,758	—	6,484,300	2,449,850	151,328	(4,995,380)	5,753,856

Liabilities
Trade and other payables	—	—	31,667	15,164	3,143	—	49,974
Intercompany payable	35,385	—	124,484	374,061	—	(533,930)	—
Other current financial liabilities	2,075	—	100,610	1,233	164	—	104,082
Other current liabilities	—	—	61,643	301	701	—	62,645
Current indebtedness	—	—	96,847	1	—	—	96,848

Total current liabilities	37,460	—	415,251	390,760	4,008	(533,930)	313,549
Long-term indebtedness	—	—	2,771,802	—	—	—	2,771,802
Deferred tax liabilities	—	—	416,069	(2,002)	650	—	414,717
Other long-term financial liabilities	—	—	265,346	—	283	—	265,629
Other long-term liabilities	—	—	348,873	12,750	238	—	361,861
Senior preferred shares	141,435	—	—	—	—	—	141,435

Total liabilities	178,895	—	4,217,341	401,508	5,179	(533,930)	4,268,993

Shareholders’ Equity
Share capital	1,298,178	—	2,320,730	1,896,596	104,434	(4,321,760)	1,298,178
Accumulated earnings (deficit)	163,804	—	(128,079)	216,134	38,204	(126,259)	163,804
Reserves	22,881	—	74,308	(64,388)	3,511	(13,431)	22,881

Total shareholders’ equity	1,484,863	—	2,266,959	2,048,342	146,149	(4,461,450)	1,484,863

Total liabilities and shareholders’ equity	1,663,758	—	6,484,300	2,449,850	151,328	(4,995,380)	5,753,856

Condensed Consolidating Balance Sheet

As at January 1, 2010

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	—	—	137,623	14,232	2,334	—	154,189
Trade and other receivables	—	—	51,444	15,591	3,165	—	70,200
Other current financial assets	—	—	101	267	6,949	—	7,317
Intercompany receivable	—	—	249,103	150,490	120,038	(519,631)	—
Prepaid expenses and other current assets	—	—	14,957	7,967	77	—	23,001

Total current assets	—	—	453,228	188,547	132,563	(519,631)	254,707

Satellites, property and other equipment	—	—	1,446,613	449,801	2,484	—	1,898,898
Other long-term financial assets	—	—	20,545	529	659	—	21,733
Other long-term assets	—	—	13,311	5,720	—	—	19,031
Intangible assets	—	—	886,965	38,570	386	—	925,921
Investment in affiliates	1,371,792	—	1,346,054	1,477,459	261	(4,195,566)	—
Goodwill	—	—	2,078,057	343,876	24,670	—	2,446,603

Total assets	1,371,792	—	6,244,773	2,504,502	161,023	(4,715,197)	5,566,893

Liabilities
Trade and other payables	—	—	32,059	6,798	4,556	—	43,413
Intercompany payable	—	—	108,346	411,285	—	(519,631)	—
Other current financial liabilities	—	—	100,685	1,304	135	—	102,124
Other current liabilities	—	—	70,523	1,093	505	—	72,121
Current indebtedness	—	—	23,601	1	—	—	23,602

Total current liabilities	—	—	335,214	420,481	5,196	(519,631)	241,260
Long-term indebtedness	—	—	3,021,820	—	—	—	3,021,820
Deferred tax liabilities	—	—	355,904	(2,266)	(1)	—	353,637
Other long-term financial liabilities	25,090	—	214,633	102	—	—	239,825
Other long-term liabilities	—	—	346,705	16,268	676	—	363,649
Senior preferred shares	141,435	—	—	—	—	—	141,435

Total liabilities	166,525	—	4,274,276	434,585	5,871	(519,631)	4,361,626

Shareholders’ Equity
Share capital	1,298,178	—	2,320,730	1,896,596	104,434	(4,321,760)	1,298,178
Accumulated earnings (deficit)	(112,817)	—	(430,301)	237,247	46,953	146,101	(112,817)
Reserves	19,906	—	80,068	(63,926)	3,765	(19,907)	19,906

Total shareholders’ equity	1,205,267	—	1,970,497	2,069,917	155,152	(4,195,566)	1,205,267

Total liabilities and shareholders’ equity	1,371,792	—	6,244,773	2,504,502	161,023	(4,715,197)	5,566,893

Condensed Consolidating Statement of Cash Flow

For the year ended December 31, 2011

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Cash flows from (used in) operating activities
Net income (loss)	237,275	—	247,144	(42,924)	(329)	(203,891)	237,275
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Amortization and depreciation	—	—	189,061	50,170	416	—	239,647
Deferred tax expense (benefit)	—	—	52,099	(145)	(100)	—	51,854
Unrealized foreign exchange loss (gain)	—	—	66,375	4,045	(2,714)	—	67,706
Unrealized gain on derivatives	—	—	(87,914)	—	—	—	(87,914)
Dividends on senior preferred shares	1,650	—	—	—	—	—	1,650
Share-based compensation	—	—	2,073	383	198	—	2,654
Income (loss) from equity investments	(247,144)	—	40,204	3,049	—	203,891	—
Loss on disposal of assets	—	—	588	879	16	—	1,483
Impairment loss on intangible assets	—	—	18,368	1,100	—	—	19,468
Insurance proceeds	—	—	(135,019)	—	—	—	(135,019)
Other	—	—	(28,167)	(2,876)	242	—	(30,801)
Customer prepayments on future satellite services	—	—	55,268	2,500	—	—	57,768
Insurance proceeds	—	—	11,228	—	—	—	11,228
Operating assets and liabilities	(2,075)	—	1,944	(15,262)	2,280	—	(13,113)

Net cash from (used in) operating activities	(10,294)	—	433,252	919	9	—	423,886

Cash flows from (used in) investing activities
Satellite programs	—	—	(302,193)	(54,006)	—	—	(356,199)
Purchases of other property and equipment	—	—	(16,137)	(1,374)	(55)	—	(17,566)
Purchase of intangible assets	—	—	—	(12,618)	—	—	(12,618)
Insurance proceeds	—	—	135,019	—	—	—	135,019
Proceeds from sale of assets	—	—	148	—	—	—	148
Business acquisitions	—	—	(9,264)	9,264	—	—	—
Dividends received	—	—	8,633	—	—	(8,633)	—

Net cash used in investing activities	—	—	(183,794)	(58,734)	(55)	(8,633)	(251,216)

Cash flows from (used in) financing activities
Repayment of indebtedness	—	—	(108,741)	—	—	—	(108,741)
Dividends paid on preferred shares	(10)	—	—	—	—	—	(10)
Satellite performance incentive payments	—	—	(5,928)	—	—	—	(5,928)
Intercompany loan	10,304	—	(74,634)	64,330	—	—	—
Dividends paid	—	—	—	(8,633)	—	8,633	—

Net cash from (used in) financing activities	10,294	—	(189,303)	55,697	—	8,633	(114,679)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(363)	39	—	(324)
Increase (decrease) in cash and cash equivalents	—	—	60,155	(2,481)	(7)	—	57,667
Cash and cash equivalents, beginning of year	—	—	196,682	21,135	2,478	—	220,295

Cash and cash equivalents, end of year	—	—	256,837	18,654	2,471	—	277,962

Condensed Consolidating Statement of Cash Flow

For the year ended December 31, 2010

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net income (loss)	286,101	—	298,439	(53,360)	(8,749)	(236,330)	286,101
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Amortization and depreciation	—	—	195,287	51,822	542	—	247,651
Deferred tax expense	—	—	63,277	146	429	—	63,852
Unrealized foreign exchange (gain) loss	—	—	(168,787)	(7,502)	6,273	—	(170,016)
Unrealized loss on derivatives	—	—	13,955	—	—	—	13,955
Dividends on senior preferred shares	2,075	—	—	—	—	—	2,075
Share-based compensation	—	—	3,691	635	341	—	4,667
(Income) loss from equity investments	(298,439)	—	30,096	32,013	—	236,330	—
Gain on disposal of assets	—	—	(3,754)	(72)	—	—	(3,826)
Reversal of impairment loss on intangible assets	—	—	(71,269)	—	—	—	(71,269)
Reversal of impairment loss on satellites, property and other equipment				(7,923)			(7,923)
Other	—	—	(24,600)	(315)	(15)	—	(24,930)
Customer prepayments on future satellite services	—	—	30,982	—	—	—	30,982
Operating assets and liabilities	10,293	—	(44,971)	2,867	1,996	—	(29,815)

Net cash from operating activities	30	—	322,346	18,311	817	—	341,504

Cash flows used in investing activities
Satellite programs	—	—	(257,725)	—	—	—	(257,725)
Purchase of other property and equipment	—	—	(2,299)	(1,556)	(111)	—	(3,966)
Proceeds from sale of assets	—	—	26,782	144	—	—	26,926
Other	—	—	10,000	—	—	(10,000)	—

Net cash used in investing activities	—	—	(223,242)	(1,412)	(111)	(10,000)	(234,765)

Cash flows from (used in) financing activities
Repayment of indebtedness	—	—	(34,946)	—	—	—	(34,946)
Dividends paid on preferred shares	(30)	—	—	—	—	—	(30)
Satellite performance incentive payments	—	—	(5,099)	—	—	—	(5,099)
Dividends paid	—	—	—	(10,000)	—	10,000	—

Net cash from (used in) financing activities	(30)	—	(40,045)	(10,000)	—	10,000	(40,075)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	4	(562)	—	(558)
Increase in cash and cash equivalents	—	—	59,059	6,903	144	—	66,106
Cash and cash equivalents, beginning of year	—	—	137,623	14,232	2,334	—	154,189

Cash and cash equivalents, end of year	—	—	196,682	21,135	2,478	—	220,295