Form 10-K/A
period 2011-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2012-03-29
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At February 17, 2012, 21,092,278 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

As of June 30, 2011, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $866,457,211

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which incorporated
Loral Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2012	Part II, Item 5(d) Part III, Items 11 through 14

Explanatory Note

This Amendment No. 1 to the Loral Space & Communications Inc. Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 29, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this amendment No. 1 to the Form 10-K should be read in conjunction with our filings with the United States Securities and Exchange Commission subsequent to the filing of the Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 3, 2005(1)

2.2	Modification to Debtors’ Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated August 1, 2005(2)

2.3	Letter Agreement among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363213 Canada Inc. dated December 14, 2006(5)

2.4	Share Purchase Agreement among 4363213 Canada Inc., BCE Inc. and Telesat dated December 16, 2006(5)

2.5	Letter Agreement among Loral Space & Communications Inc., Public Sector Pension Investment Board and BCE Inc. dated December 16, 2006(5)

2.6	Asset Transfer Agreement, dated as of August 7, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(7)

2.7	Amendment No. 1 to Asset Transfer Agreement, dated as of September 24, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc.(8)

2.8	Asset Purchase Agreement, dated as of August 7, 2007, by and among Loral Skynet Corporation, Skynet Satellite Corporation and Loral Space & Communications Inc.(7)

3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(17)

3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(13)

3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(21)

10.1	Amended and Restated Credit Agreement, dated as of December 20, 2010, by and among Space Systems/Loral, Inc., as borrower, the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC, as documentation agent, ING Bank N.V., as syndication agent, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent(25)

10.2	First Amendment dated as of December 8, 2011 to the Amended and Restated Credit Agreement, dated as of December 20, 2010, by and among Space Systems/Loral, Inc., the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse Securities (USA) LLC, as documentation agent, ING Bank N.V., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent †

10.3	Ancillary Agreement, dated as of August 7, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363230 Canada Inc.(7)

10.4	Adjustment Agreement, dated as of October 29, 2007, between Telesat Interco Inc. (formerly 4363213 Canada Inc.), BCE Inc. and Telesat(9)

10.5	Omnibus Agreement, dated as of October 30, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, Red Isle Private Investments Inc. and Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(9)

Exhibit Number	Description

10.6	Shareholders Agreement, dated as of October 31, 2007, between Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Space & Communications Holdings Corporation, Loral Holdings Corporation, Loral Skynet Corporation, John P. Cashman, Colin D. Watson, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat and MHR Fund Management LLC(9)

10.7	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat(9)

10.8	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(9)

10.9	Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(9)

10.10	Amended and Restated Registration Rights Agreement dated December 23, 2008 by and among Loral Space & Communications Inc. and the Persons Listed on the Signature Pages Thereof(13)

10.11	Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.(18)

10.12	Letter Agreement dated April 30, 2010 relating to indemnification among the Special Committee of the Board of Directors of Loral Space & Communications Inc. and Mark Rachesky, Hal Goldstein, Sai Devahaktuni, MHR Fund Management LLC and certain entities affiliated with MHR Fund Management LLC (23)

10.13	Settlement Agreement dated December 15, 2010 between XL Specialty Insurance Company, Arch Insurance Company, U.S. Specialty Insurance Company, Loral Space & Communications Inc., Mark H. Rachesky, Hal Goldstein and Sai S. Devabhaktuni, and (for purposes of paragraphs 6 and 7 and 9 through 20 only) MHR Fund Management LLC and certain of its affiliated entities(24)

10.14	Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(10)

10.15	Beam Sharing Agreement, dated as of January 11, 2008, by and between Loral Space & Communications Inc. and ViaSat Inc.(11)

10.16	Satellite Capacity and Gateway Service Agreement dated as of December 31, 2009 between Loral Space & Communications Inc. and Barrett Xplore Inc.(20)

10.17	Gateway Facilities Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat Canada, Loral Space & Communications Inc. and Loral Canadian Gateway Corporation(26)

10.18	Space Segment Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(26)

10.19	Barrett Assignment Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(26)

Exhibit Number	Description

10.20	Employment Agreement between Loral Space & Communications Inc. and Michael B. Targoff dated as of March 28, 2006 and amended and restated as of December 17, 2008(15) ‡

10.21	First Amendment of Employment Agreement dated as of July 19, 2011 between Loral Space & Communication Inc. and Michael B. Targoff(29) ‡

10.22	Second Amendment of Employment Agreement dated as of January 17, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(31) ‡

10.23	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(3) ‡

10.24	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(13) ‡

10.25	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(16) ‡

10.26	Form of Amended and Restated Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan for Senior Management dated as of December 21, 2005 and amended and restated as of November 10, 2008(15) ‡

10.27	Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan between Loral Space & Communications Inc. and Michael B. Targoff dated March 28, 2006(4) ‡

10.28	Restricted Stock Unit Agreement dated March 5, 2009 between Loral Space & Communications Inc. and Michael B. Targoff(14) ‡

10.29	Restricted Stock Unit Agreement dated March 5, 2010 between Loral Space & Communications Inc. and Michael B. Targoff(22) ‡

10.30	Restricted Stock Unit Agreement dated March 5, 2011 between Loral Space & Communications Inc. and Michael B. Targoff(27) ‡

10.31	Option Agreement dated October 27, 2009, between Loral Space & Communications Inc. and Michael B. Targoff(19) ‡

10.32	Form of Restricted Stock Unit Agreement dated October 27, 2009 between Loral Space & Communications Inc. and Loral executives(19) ‡

10.33	Form of Phantom Stock Appreciation Rights Agreement relating to Space Systems/Loral, Inc. dated October 27, 2009 between Loral Space & Communications Inc. and Loral and SS/L executives(19) ‡

10.34	Form of Director 2006 Restricted Stock Agreement(6) ‡

10.35	Form of Director 2007 Restricted Stock Agreement(6) ‡

10.36	Form of Director 2008 Restricted Stock Agreement(15) ‡

10.37	Form of Director 2009 Restricted Stock Unit Agreement(22) ‡

10.38	Form of Director 2010 Restricted Stock Unit Agreement(27) ‡

10.39	Form of Director 2011 Restricted Stock Unit Agreement† ‡

10.40	Form of Employee Restricted Stock Agreement(6) ‡

10.41	Amended and Restated Space Systems/Loral, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008)(13) ‡

Exhibit Number	Description

10.42	Loral Savings Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008)(13) ‡

10.43	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011)(30) ‡

10.44	Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(28) ‡

10.45	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(28) ‡

10.46	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(28) ‡

14.1	Code of Conduct, Revised as of November 1, 2010(27)

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

23.2	Consent of Deloitte & Touche LLP†

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

99.1	Credit Agreement, dated as of October 31, 2007, among Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat Holdings Inc. (formerly 4363205 Canada Inc.), 4363230 Canada Inc., Telesat LLC, certain subsidiaries of Telesat Holdings Inc., as guarantors, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley & Co. Incorporated, as collateral agent for the lenders, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, as issuing bank, and Citibank, N.A., Canadian Branch or any of its lending affiliates, as co-documentation agents, and Morgan Stanley & Co. Incorporated, UBS Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running managers(9)

99.2	Articles of Incorporation of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(9)

99.3	By-Law No. 1 of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(9)

99.4	Letter Agreement dated March 28, 2008 among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, Red Isle Private Investment Inc. and Telesat Holdings Inc.(12)

101	The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements. **

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2005.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 28, 2006.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2006.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2007.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 27, 2007.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2008.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 31, 2008.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2009.
(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 16, 2009.
(16)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2009.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2009.
(19)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 9, 2009.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2010.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010.
(22)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010.
(23)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 17, 2010.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2010.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 3, 2011.
(27)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2011.
(29)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 20, 2011.
(30)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(31)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 17, 2012.
†	Previously filed.
‡	Management compensation plan.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ MICHAEL B. TARGOFF
Michael B. Targoff
Vice Chairman of the Board,
Chief Executive Officer and President
Dated: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL B. TARGOFF	Vice Chairman of the Board,	March 29, 2012
Michael B. Targoff	Chief Executive Officer and President

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive	March 29, 2012
Mark H. Rachesky, M.D.	Chairman of the Board

/s/ HAL GOLDSTEIN	Director	March 29, 2012
Hal Goldstein

/s/ JOHN D. HARKEY, JR.	Director	March 29, 2012
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	March 29, 2012
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	March 29, 2012
John P. Stenbit

/s/ HARVEY B. REIN	Senior Vice President and CFO	March 29, 2012
Harvey B. Rein	(Principal Financial Officer)

/s/ JOHN CAPOGROSSI	Vice President and Controller	March 29, 2012
John Capogrossi	(Principal Accounting Officer)