Form 10-Q
period 2012-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2012-05-09
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

As of April 30, 2012, 21,200,638 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2012

PART 1.

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$509,278	$197,114
Contracts-in-process	198,479	159,261
Inventories	84,210	77,301
Deferred tax assets	67,070	67,070
Other current assets	14,467	15,038

Total current assets	873,504	515,784
Property, plant and equipment, net	206,398	203,722
Restricted cash	73,801	23,800
Long-term receivables	366,959	362,688
Investments in affiliates	78,203	446,235
Intangible assets, net	7,446	8,179
Long-term deferred tax assets	255,497	263,363
Other assets	12,214	12,382

Total assets	$1,874,022	$1,836,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$111,880	$90,323
Accrued employment costs	50,509	59,897
Customer advances and billings in excess of costs and profits	254,921	227,485
Dividend payable	417,606	—
Other current liabilities	21,904	25,265

Total current liabilities	856,820	402,970
Pension and other postretirement liabilities	308,127	311,273
Long-term liabilities	173,271	174,325

Total liabilities	1,338,218	888,568
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 21,319,330 and 21,229,573 issued	213	212
Non-voting common stock, $.01 par value; 20,000,000 shares authorized, 9,505,673 issued and outstanding	95	95
Paid-in capital	1,010,133	1,014,724
Treasury stock (at cost), 136,494 shares of voting common stock	(8,400)	(8,400)
(Accumulated deficit) retained earnings	(315,672)	94,303
Accumulated other comprehensive loss	(151,678)	(154,475)

Total shareholders’ equity attributable to Loral	534,691	946,459
Noncontrolling interest	1,113	1,126

Total equity	535,804	947,585

Total liabilities and equity	$1,874,022	$1,836,153

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$286,713	$279,899
Cost of revenues	(259,870)	(231,521)
Selling, general and administrative expenses	(29,096)	(20,926)

Operating (loss) income	(2,253)	27,452
Interest and investment income	10,596	7,573
Interest expense	(652)	(632)
Gain on litigation, net	—	4,470
Other expense	(360)	(1,951)

Income before income taxes and equity in net income of affiliates	7,331	36,912
Income tax provision	(6,582)	(15,363)

Income before equity in net income of affiliates	749	21,549
Equity in net income of affiliates	6,869	46,246

Net income	7,618	67,795
Net loss attributable to noncontrolling interest	13	24

Net income attributable to Loral common shareholders	7,631	67,819
Other comprehensive income (loss), net of tax	2,797	(7,104)

Comprehensive income attributable to Loral common shareholders	$10,428	$60,715

Net income per share attributable to Loral common shareholders:
Basic	$0.25	$2.21

Diluted	$0.24	$2.10

Weighted average common shares outstanding:
Basic	30,602	30,637

Diluted	30,958	31,338

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock		Retained	Accumulated	Shareholders’
	Voting		Non-Voting			Voting		Earnings	Other	Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Shares	Amount	(Accumulated Deficit)	Comprehensive Loss	Attributable to Loral	Noncontrolling Interest	Total Equity
Balance, January 1, 2011	20,925	$209	9,506	$95	$1,028,263			$(32,374)	$(95,873)	$900,320	$629	$900,949

Net income								126,677			$497
Other comprehensive loss									(58,602)
Comprehensive income										68,075		68,572
Exercise of stock options	305	3			1,055					1,058		1,058
Shares surrendered to fund withholding taxes					(16,972)					(16,972)		(16,972)
Tax benefit associated with exercise of stock options					1,198					1,198		1,198
Stock based compensation					1,180					1,180		1,180
Voting common stock repurchased						136	$(8,400)			(8,400)		(8,400)

Balance, December 31, 2011	21,230	$212	9,506	$95	$1,014,724	136	$(8,400)	$94,303	$(154,475)	$946,459	$1,126	$947,585

Net income (loss)								7,631			(13)
Other comprehensive income									2,797
Comprehensive income										10,428		10,415
Common dividends declared ($13.60 per share)								(417,606)		(417,606)		(417,606)
Exercise of stock options	72	1			178					179		179
Shares surrendered to fund withholding taxes	17				(4,900)					(4,900)		(4,900)
Tax benefit associated with exercise of stock options					19					19		19
Stock based compensation					281					281		281
Cash settlement of restricted stock units					(169)					(169)		(169)

Balance, March 31, 2012	21,319	$213	9,506	$95	$1,010,133	136	$(8,400)	$(315,672)	$(151,678)	$534,691	$1,113	$535,804

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$7,618	$67,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash operating items (Note 3)	4,449	(24,055)
Changes in operating assets and liabilities:
Contracts-in-process	(36,126)	(97,156)
Inventories	(6,909)	(12,336)
Long-term receivables	—	(1,553)
Other current assets and other assets	2,952	5,981
Accounts payable	25,660	9,920
Accrued expenses and other current liabilities	(13,190)	(12,808)
Customer advances	24,376	49,621
Income taxes payable	195	(3,434)
Pension and other postretirement liabilities	(3,146)	(1,656)
Long-term liabilities	(207)	(5,479)

Net cash provided by (used in) operating activities	5,672	(25,160)

Investing activities:
Distribution received from affiliate	375,809	—
Capital expenditures	(13,974)	(7,406)
Increase in restricted cash	(50,000)	(11,900)

Net cash provided by (used in) investing activities	311,835	(19,306)

Financing activities:
Voting common stock repurchased	(472)	—
Proceeds from the exercise of stock options	179	334
Cash settlement of restricted stock units	(169)	—
Funding of withholding taxes on employee cashless stock option exercises	(4,900)	(16,478)
Excess tax benefit associated with exercise of stock options	19	1,321

Net cash used in financing activities	(5,343)	(14,823)

Increase (decrease) in cash and cash equivalents	312,164	(59,289)
Cash and cash equivalents — beginning of period	197,114	165,801

Cash and cash equivalents — end of period	$509,278	$106,512

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

Loral has two segments (see Note 18):

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2011 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

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

Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including performance incentives) and the potential for component obsolescence in connection with long-term procurements. Changes in estimates are typically the result of schedule changes that affect performance incentives and penalties, changes in contract scope, changes in new business forecasts that can affect the level of overhead allocated to a given contract and changes in estimates on contracts as a result of the complex nature of the satellites we manufacture. Changes in estimates are included in sales and cost of sales using the cumulative catch-up method, which recognizes the cumulative effect of changes in estimates on current and prior periods in the current period based on a contract’s completion percentage. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period will result in additional revenue and profit, and unfavorable changes in estimates will result in a reduction of revenue and profit or the recording of a loss that will be borne solely by us. For the three months ended March 31, 2012 and 2011, cumulative catch up adjustments related to prior year activity as a result of changes in contract estimates increased operating income by $17 million and $4 million, respectively, and diluted earnings per share by $0.34 and $0.07, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$506,190	$—	$—
Available-for-sale securities
Communications industry	$689	$—	$—
Non-qualified pension plan assets	$587	$—	$—
Liabilities:
Derivatives
Foreign exchange contracts	$—	$5,268	$—

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of March 31, 2012.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance, effective for the Company on January 1, 2012, requires changes in presentation which have been included in our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. This guidance was adopted by the Company on January 1, 2012 and did not have a significant impact on our consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2012	2011
Non-cash operating items:
Equity in net income of affiliates	$(6,869)	$(46,246)
Deferred taxes	5,985	16,952
Depreciation and amortization	7,927	7,705
Stock based compensation	281	281
Warranty expense (reversals) accruals	(528)	148
Amortization of prior service credits and net actuarial gain	2,013	332
Unrealized gain on non-qualified pension plan assets	(84)	(177)
Non-cash net interest income	(1,975)	(2,752)
Gain on foreign currency transactions and contracts	(1,715)	(42)
Amortization of fair value adjustments related to orbital incentives	(586)	(256)

Net non-cash operating items	$4,449	$(24,055)

Non-cash investing activities:
Capital expenditures incurred not yet paid	$3,663	$2,213

Non-cash financing activities:
Dividend declared not yet paid	$417,606	$—

Supplemental information:
Interest paid	$443	$211

Tax (refunds) payments, net	$(157)	$3,166

4. Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31,
	2012			2011
	Before-Tax Amount	Tax (Expense) Benefit	Net-of Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of Tax Amount
Amortization of prior service credits and net actuarial loss	$2,012	$(808)	$1,204	$332	$(134)	$198
Proportionate share of Telesat Holdco other comprehensive income (loss)	908	(365)	543	(2,330)	937	(1,393)

Derivatives:
Unrealized loss on foreign currency hedges	(1,677)	675	(1,002)	(11,572)	4,666	(6,906)
Less: reclassification adjustment for loss included in net income	3,277	(1,319)	1,958	1,849	(745)	1,104

Net unrealized gain (loss) on derivatives	1,600	(644)	956	(9,723)	3,921	(5,802)

Unrealized gain (loss) on available-for-sale securities	157	(63)	94	(177)	70	(107)

Other comprehensive income (loss)	$4,677	$(1,880)	$2,797	$(11,898)	$4,794	$(7,104)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Contracts-in-Process and Long-Term Receivables

Contracts-in-Process

Contracts-in-Process are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Contracts-in-Process:
Amounts billed	$127,389	$107,920
Unbilled receivables	71,090	51,341

	$198,479	$159,261

As of March 31, 2012 and December 31, 2011, billed receivables were reduced by an allowance for doubtful accounts of $0.2 million.

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

Receivable balances related to satellite orbital incentive payments, deferred billings and the Telesat consulting services fee (see Note 19) as of March 31, 2012 and December 31, 2011 are presented below (in thousands):

	March 31, 2012	December 31, 2011
Orbital receivables	$353,513	$354,852
Deferred receivables	8,669	1,973
Telesat consulting services receivable	20,700	20,700

	382,882	377,525
Less, current portion included in contracts-in-process	(15,923)	(14,837)

Long-term receivables	$366,959	$362,688

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financing Receivables

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of March 31, 2012 (in thousands):

	Total	Unlaunched	Launched	Financing Receivables Subject To Aging	Current	90 Days or Less	More Than 90 Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$337,590	$140,675	$196,915	$196,915	$196,915	$—	$—
Short term unbilled	12,619	—	12,619	12,619	12,619	—	—
Short term billed	3,304	—	3,304	3,304	3,304	—	—

	353,513	140,675	212,838	212,838	212,838	—	—
Deferred Receivables	8,669	—	—	8,669	8,669	—	—

Consulting Services:
Receivables from Telesat	20,700	—	—	20,700	20,700	—	—

	382,882	140,675	212,838	242,207	242,207	—	—

Contracts-in-Process:
Unbilled receivables	58,471	58,471	—	—	—	—	—

Total	$441,353	$199,146	$212,838	$242,207	$242,207	$—	$—

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of December 31, 2011 (in thousands):

	Total	Unlaunched	Launched	Financing Receivables Subject To Aging	Current	90 Days or Less	More Than 90 Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$340,015	$141,518	$198,497	$198,497	$198,497	$—	$—
Short term unbilled	11,370	—	11,370	11,370	11,370	—	—
Short term billed	3,467	—	3,467	3,467	1,084	—	2,383

	354,852	141,518	213,334	213,334	210,951	—	2,383

Deferred Receivables	1,973	—	—	1,973	1,973	—	—

Consulting Services:
Telesat receivables	20,700	—	—	20,700	20,700	—	—

	377,525	141,518	213,334	236,007	233,624	—	2,383

Contracts-in-Process:
Unbilled receivables	39,971	39,971	—	—	—	—	—

Total	$417,496	$181,489	$213,334	$236,007	$233,624	$—	$2,383

Billed receivables of $124.1 million and $104.5 million as of March 31, 2012 and December 31, 2011, respectively (not including billed orbital receivables of $3.3 million and $3.5 million as of March 31, 2012 and December 31, 2011, respectively) have been excluded from the tables above as they have contractual maturities of less than one year.

Long term unbilled receivables include satellite orbital incentives related to satellites under construction of $140.7 million and $141.5 million as of March 31, 2012 and December 31, 2011, respectively. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the applicable satellite is launched. Contracts-in-process include $58.5 million and $40.0 million as of March 31, 2012 and December 31, 2011, respectively, of unbilled receivables that represent accumulated incurred costs and earned profits net of losses on contracts in process that have been recorded as sales but have not yet been billed to customers. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the contractual obligation to bill the customer is fulfilled.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We assign internal credit ratings for all our customers with financing receivables. The credit worthiness of each customer is based upon public information and/or information obtained directly from our customers. We utilize credit ratings where available from the major credit rating agencies in our analysis. We have therefore assigned our rating categories to be comparable to those used by the major credit rating agencies. Credit risk profile by internally assigned ratings, consisted of the following (in thousands):

Rating Categories	March 31, 2012	December 31, 2011
A/BBB	$61,153	$41,607
BB/B	281,366	246,373
B/CCC	98,559	94,156
Customers in bankruptcy	—	39,307
Other	275	(3,947)

Total financing receivables	$441,353	$417,496

6. Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Inventories-gross	$117,042	$110,087
Impaired inventory	(31,406)	(31,360)

	85,636	78,727
Inventories included in other assets	(1,426)	(1,426)

	$84,210	$77,301

7. Financial Instruments, Derivative Instruments and Hedging

Financial Instruments

The carrying amount of cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments. The fair value of short term investments, investments in available-for-sale securities and supplemental retirement plan assets is based on market quotations. The fair value of derivatives is based on the income approach using observable Level II market expectations at the measurement date and standard valuation techniques to discount future amounts to a single present value.

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

As of March 31, 2012, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the March 31, 2012 exchange rates) that were unhedged (in thousands):

	Foreign Currency	U.S.$
Future revenues — Japanese yen	¥43,175	$521
Future expenditures — Japanese yen	¥3,204,959	$38,654
Future revenues — euros	€17,478	$23,328
Future expenditures — euros	€3,817	$5,095

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

There were no derivative instruments in an asset position as of March 31, 2012. Therefore, there was no exposure to loss at such date as a result of the potential failure of the counterparties to perform as contracted.

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

In June 2010, SS/L was awarded a satellite contract denominated in euros and entered into a series of foreign exchange forward contracts with maturities through 2013, to hedge associated foreign currency exchange risk because our costs are denominated principally in U.S. dollars. These foreign exchange forward contracts have been designated as cash flow hedges of future euro denominated receivables.

The maturity of foreign currency exchange contracts held as of March 31, 2012 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows (in thousands):

	To Sell
Maturity	Euro Amount	Hedge Contract Rate	At Market Rate
2012	€27,244	$34,164	$36,351
2013	27,000	32,894	35,975

	€54,244	$67,058	$72,326

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Balance Sheet Classification

The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of March 31, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts			Other current liabilities	$3,139
			Other liabilities	1,841

				4,980

Derivatives not designated as hedging instruments
Foreign exchange contracts			Other current liabilities	211
			Other liabilities	77

Total derivatives				$5,268

The following summarizes the fair values and location in our consolidated balance sheet of all derivatives held by the Company as of December 31, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts			Other current liabilities	$2,381
			Other liabilities	2,185

				4,566

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	1
			Other liabilities	56

Total derivatives		$1		$4,622

Cash Flow Hedge Gains (Losses) Recognition

The following summarizes the gains (losses) recognized in the consolidated statements of operations and in accumulated other comprehensive loss for all derivatives for the three months ended March 31, 2012 and 2011, respectively (in thousands):

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) on Derivative Ineffectiveness and Amounts Excluded from Effectiveness Testing
		Location	Amount	Location	Amount
Three months ended March 31, 2012
Foreign exchange contracts	$(1,677)	Revenue	$(3,277)	Revenue	$207
				Interest income	$—
Three months ended March 31, 2011:
Foreign exchange contracts	$(11,572)	Revenue	$(1,849)	Revenue	$1,135
				Interest income	$(1)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flow Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives
	Location	Amount
Three months ended March 31, 2012
Foreign exchange contracts	Revenue	$233

Three months ended March 31, 2011:
Foreign exchange contracts	Revenue	$(2,450)

We estimate that $5.6 million of losses from derivative instruments included in accumulated other comprehensive loss as of March 31, 2012 will be reclassified into earnings within the next 12 months.

8. Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	March 31, 2012	December 31, 2011
Land and land improvements	$27,036	$27,036
Buildings	69,182	69,182
Leasehold improvements	17,019	16,696
Equipment	193,539	182,987
Furniture and fixtures	32,722	31,412
Construction in progress	23,514	25,828

	363,012	353,141
Accumulated depreciation and amortization	(156,614)	(149,419)

	$206,398	$203,722

Depreciation and amortization expense for property, plant and equipment was $7.2 million and $6.9 million for the three months ended March 31, 2012 and 2011, respectively.

9. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	March 31, 2012	December 31, 2011
Telesat Holdings Inc.	$9,723	$377,244
XTAR, LLC	68,480	68,991

	$78,203	$446,235

Equity in net income of affiliates consists of (in thousands):

	Three Months Ended March 31,
	2012	2011
Telesat Holdings Inc.	$7,380	$48,022
XTAR, LLC	(511)	(1,764)
Other	—	(12)

	$6,869	$46,246

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with our affiliates (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$24,156	$42,251
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(6,841)	(7,320)
Profits relating to affiliate transactions not eliminated	3,848	4,119

Equity in net income of affiliates for the three months ended March 31, 2012 included $4.6 million of profits previously eliminated on satellite sales from SS/L to affiliates that should have been recognized in prior periods as the satellites were depreciated. The Company has not revised previously reported amounts based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

Telesat

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

On March 28, 2012, Telesat entered into a new credit agreement (the “Telesat Credit Agreement”) with a syndicate of banks which provided for the extension of credit under the senior credit facilities in the principal amount of up to approximately $2.55 billion, increasing Telesat’s debt by $490 million from the previous credit facilities. Simultaneously with entering into the Telesat Credit Agreement, Telesat terminated and paid all outstanding amounts under its previous credit facilities and recorded an expense of refinancing of $22 million related to deferred financing costs on the previous credit facilities.

In connection with the closing of the Telesat Credit Agreement, the Board of Directors of Telesat approved a special cash distribution to Telesat’s shareholders of CAD 656.5 million, including a distribution of CAD 420 million to Loral. The special distribution by Telesat to its shareholders was authorized to be paid in two tranches; the first tranche was paid by Telesat on March 28, 2012, with Loral receiving CAD 375 million ($376 million), and the second tranche is planned for payment later in 2012, with Loral to receive CAD 45 million. The special cash distribution received from Telesat has been reflected in our condensed consolidated balance sheet as a reduction to investment in affiliates. Also in March 2012, Telesat completed the refinancing of all of its issued and outstanding senior preferred shares, which were replaced with a promissory note of CAD 146 million, which was equal to the outstanding liquidation value and accrued dividends on the senior preferred shares. The promissory note requires payment of at least 50% of the principal amount on March 28, 2014, with the balance, if any, to be repaid no later than March 28, 2016. Telesat will pay interest on the promissory note in the amount of 9.75% for the first two years and adjusting thereafter to reflect the then-current market rate (but no less than 11% per annum). In connection with the cash distribution to Telesat’s shareholders, on March 28, 2012 the Board of Directors of Telesat authorized cash payments of CAD 48.6 million to executives and certain employees of Telesat.

The ability of Telesat to pay dividends and consulting fees in cash to Loral is governed by applicable covenants relating to Telesat’s debt and shareholder agreements. Under Telesat’s note indenture, which is generally the most restrictive agreement, dividends may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the terms of its note indenture, Telesat is permitted to pay consulting fees to Loral only when Telesat’s ratio of consolidated total debt to consolidated EBITDA is less than 5.0 to 1.0. For the three months ended March 31, 2012 and 2011, Loral received payments from Telesat of $1.6 million and nil, respectively, for consulting fees and interest.

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

The following table presents summary financial data for Telesat in accordance with U.S. GAAP as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Statement of Operations Data:
Revenues	$196,023	$205,722
Operating expenses	(83,740)	(46,775)
Depreciation, amortization and stock-based compensation	(60,488)	(62,191)
Loss on disposition of long lived assets	(58)	(759)
Operating income	51,737	95,997
Interest expense	(51,690)	(56,312)
Expense of refinancing	(21,862)	—
Foreign exchange gains	62,490	83,330
Losses on financial instruments	(26,425)	(29,723)
Other income	724	1,096
Income tax benefit (provision)	2,429	(15,725)
Net income	17,403	78,663

	March 31, 2012	December 31, 2011
Balance Sheet Data:
Current assets	$301,849	$351,802
Total assets	5,420,132	5,347,174
Current liabilities	302,995	289,351
Long-term debt, including current portion	3,312,120	2,817,857
Promissory note	143,596	—
Total liabilities	4,800,054	4,045,619
Redeemable preferred stock	—	138,485
Shareholders’ equity	620,078	1,163,070

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. During November 2011 and January 2012, XTAR reduced its revenue forecast for 2012 and subsequent years. We have performed an impairment test for our investment in XTAR as of March 31, 2012, using the January 2012 forecast, and concluded that our investment in XTAR was not impaired. Any further declines in XTAR’s projected revenues may result in a future impairment charge.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $24 million in 2012, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch Up Payments through March 31, 2012 were $15.4 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 19). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s shareholder agreements.

The following table presents summary financial data for XTAR as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Statement of Operations Data:
Revenues	$7,851	$8,870
Operating expenses	(8,324)	(8,504)
Depreciation and amortization	(2,405)	(2,405)
Operating loss	(2,878)	(2,039)
Net loss	(3,671)	(3,137)

	March 31, 2012	December 31, 2011
Balance Sheet Data:
Current assets	$9,509	$10,558
Total assets	84,580	88,033
Current liabilities	45,730	45,704
Total liabilities	54,832	54,614
Members’ equity	29,748	33,419

Other

As of March 31, 2012 and December 31, 2011, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

10. Intangible Assets

Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of (in thousands):

	Weighted Average Remaining	March 31, 2012		December 31, 2011
	Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Internally developed software and technology	1	$59,027	$(57,791)	$59,027	$(57,173)
Trade names	14	9,200	(2,990)	9,200	(2,875)

		$68,227	$(60,781)	$68,227	$(60,048)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total amortization expense for intangible assets was $0.7 million for the three months ended March 31, 2012 and 2011, respectively. Annual amortization expense for intangible assets for the five years ending December 31, 2016 is estimated to be as follows (in thousands):

2012	$2,314
2013	460
2014	460
2015	460
2016	460

The following summarizes fair value adjustments made in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities (in thousands):

	March 31, 2012	December 31, 2011
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	20,841	20,255

	$(16,055)	$(16,641)

Net amortization of these fair value adjustments was a credit to expense of $0.6 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

11. Debt

SS/L Credit Agreement

On December 20, 2010, SS/L entered into an amended and restated credit agreement (the “SS/L Credit Agreement”) with several banks and other financial institutions. The SS/L Credit Agreement provides for a $150 million senior secured revolving credit facility (the “SS/L Revolving Facility”). On December 8, 2011, the SS/L Credit Agreement was amended to increase the letter of credit sublimit from $50 million to $100 million. The SS/L Revolving Facility includes a $10 million swingline commitment. The SS/L Credit Agreement matures on January 24, 2014 (the “Maturity Date”). The prior $100 million credit agreement was entered into on October 16, 2008 and had a maturity date of October 16, 2011.

The following summarizes information related to the SS/L Credit Agreement and prior credit agreement (in thousands):

	March 31, 2012	December 31, 2011
Letters of credit outstanding	$4,535	$4,785
Borrowings	—	—

	Three Months Ended March 31,
	2012	2011
Interest expense (including commitment and letter of credit fees)	$322	$321
Amortization of issuance costs	$181	$181

12. Income Taxes

For the three months ended March 31, our income tax provision is summarized as follows: (i) for 2012, we recorded a current tax provision of $0.6 million (which included a provision of $0.5 million to increase our liability for uncertain tax positions (“UTPs”)) and a deferred tax provision of $6.0 million (which included a benefit of $0.2 million for UTPs), resulting in a total provision of $6.6 million on pre-tax income of $7.3 million and (ii) for 2011, we recorded a current tax benefit of $1.6 million (which included a net benefit of $2.6 million to decrease our liability for UTPs) and a deferred tax provision of $17.0 million (which included a benefit of $0.7 million for UTPs), resulting in a total provision of $15.4 million on a pre-tax income of $36.9 million.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2012, we had unrecognized tax benefits relating to UTPs of $115 million. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of March 31, 2012, we have accrued approximately $30.3 million and $24.3 million for the payment of potential tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to UTPs related to Old Loral, as well as several of our federal and state income tax returns filed for 2007 and 2008, potentially resulting in a $60.4 million reduction to our unrecognized tax benefits. This reduction would provide an $86 million benefit to our income tax provision, including the reversal of applicable interest and penalties previously accrued.

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,
	2012	2011
Liabilities for UTPs:
Opening balance — January 1	$139,916	$122,857
Current provision (benefit) for:
Unrecognized tax benefits	(7)	(92)
Potential additional interest	1,486	1,292
Potential additional penalties	7	355
Statute expirations	(948)	(942)
Tax settlements	—	(3,257)

Ending balance — March 31	$140,454	$120,213

As of March 31, 2012, if all of our positions are sustained by the taxing authorities, the Company’s future income tax provisions would be reduced by approximately $108 million. Other than as described above, there were no significant changes to our uncertain tax positions during the three months ended March 31, 2012 and 2011, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

13. Equity

Special Dividend

On March 28, 2012, our Board of Directors declared a special dividend of $13.60 per share for an aggregate dividend of $418 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012.

Treasury Stock

In November 2011, our Board of Directors authorized the purchase of up to 800,000 shares of our voting common stock. These purchases may be made from time to time in the open market or private transactions, as conditions may warrant. Under the repurchase program, as of December 31, 2011, we had purchased 136,494 shares of our voting common stock at a total cost of $8.4 million (an average price of $61.54 per share), of which $0.5 million was settled in January 2012. No purchases were made in the period commencing January 1, 2012 and ending March 31, 2012. We intend to hold repurchased shares of our voting common stock in treasury. We account for the treasury shares using the cost method.

14. Stock-Based Compensation

As of March 31, 2012, there were 1,302,622 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if Loral restricted stock units or SS/L phantom stock appreciation rights are settled in Loral common stock.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of the SS/L phantom stock appreciation rights (“SS/L Phantom SARs”) is included as a liability in our consolidated balance sheets. The payout liability is adjusted each reporting period to reflect the fair value of the underlying SS/L equity based on the actual performance of SS/L. As of March 31, 2012 and December 31, 2011, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $0.9 million and $4.6 million, respectively. During the three months ended March 31, 2012 and 2011, cash payments of $3.9 million and $4.3 million, respectively, were made related to SS/L Phantom SARs.

Total stock-based compensation was $0.5 million and $1.5 million, for the three months ended March 31, 2012 and 2011 respectively. There were no grants of stock-based awards during the three months ended March 31, 2012.

15. Pensions and Other Employee Benefit Plans

The following table provides the components of net periodic cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2012 and 2011 (in thousands):

	Pension Benefits Three Months Ended March 31,		Other Benefits Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$3,639	$3,048	$152	$181
Interest cost	6,366	6,327	763	837
Expected return on plan assets	(6,243)	(5,813)	—	(4)
Amortization of net actuarial loss or (gain)	2,968	1,390	(94)	(197)
Amortization of prior service credits	(680)	(679)	(182)	(182)

Net periodic cost	$6,050	$4,273	$639	$635

16. Commitments and Contingencies

Financial Matters

SS/L has deferred revenue and accrued liabilities for warranty payback obligations relating to performance incentives for satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the three months ended March 31, 2012, is as follows (in thousands):

Balance of deferred amounts at January 1, 2012	$37,113
Warranty costs incurred including payments	(565)
Accruals relating to pre-existing contracts (including changes in estimates)	37

Balance of deferred amounts at March 31, 2012	$36,585

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbital incentives”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital incentive payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included in our consolidated balance sheet as of March 31, 2012 were $354 million, net of fair value adjustments of $16 million. Approximately $229 million of the gross orbital receivables are related to satellites launched as of March 31, 2012, and $141 million are related to satellites under construction as of March 31, 2012.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 19, 2010, TerreStar Networks Inc. (“TerreStar”), an SS/L customer, filed for bankruptcy under chapter 11 of the Bankruptcy Code. At that time, SS/L had past due receivables from TerreStar related to an in-orbit SS/L built satellite, a satellite under construction and other related ground system deliverables. SS/L had previously exercised its contractual right to stop work on the satellite under construction as a result of TerreStar’s payment default. SS/L also had long-term orbital receivables related to both the in-orbit satellite and the satellite under construction.

In connection with TerreStar’s reorganization, a subsidiary of DISH Network Corporation (“DISH Subsidiary”) in March 2012 purchased substantially all of the assets of TerreStar. In connection with this purchase, SS/L and TerreStar agreed to amend their contracts, and the contracts, as amended, were assumed and assigned to DISH Subsidiary effective upon closing of the asset sale. The contract amendments provide for restructuring of certain past due payments and payments to become due as a result of which SS/L will maintain the collective profit position of the contracts and will not realize any impairment to its receivables. In addition, SS/L is entitled to an allowed unsecured claim against TerreStar in the amount of approximately $5 million.

During the first quarter of 2012, SS/L received payments from TerreStar of $23.8 million under the amended contracts. As of March 31, 2012, amounts receivable from TerreStar include $22.6 million due over the next 12 months, $8.1 million of long-term receivables due in 2013 and $17.0 million of long-term orbital receivables. As a result of the closing of the asset sale to DISH Subsidiary and assumption and assignment of the contracts as amended, SS/L believes that it will not incur a loss with respect to the receivables due from TerreStar.

As of March 31, 2012, SS/L had receivables included in contracts in process from DBSD Satellite Services G.P. (formerly known as ICO Satellite Services G.P. and referred to herein as “ICO”), a customer with an SS/L-built satellite in orbit, in the aggregate amount of approximately $2 million. In addition, under its contract, ICO has future payment obligations to SS/L that total approximately $23 million, of which approximately $10 million (including $9 million of orbital incentives) is included in long-term receivables. ICO, which sought to reorganize under chapter 11 of the Bankruptcy Code in May 2009, has agreed to, and the ICO Bankruptcy Court has approved, ICO’s assumption of its contract with SS/L, with certain modifications. The contract modifications do not have a material adverse effect on SS/L, and, although the timing of payments to be received from ICO has changed (for example, certain significant payments become due only on or after the effective date of ICO’s plan of reorganization which occurred in March 2012), SS/L will receive substantially the same net present value from ICO as SS/L was entitled to receive under the original contract. In connection with ICO’s reorganization, DISH Network Corporation in April 2011 purchased certain claims against ICO for cash, including SS/L claims aggregating approximately $7.0 million plus approximately $1.4 million of accrued interest. SS/L believes that, based upon completion of the tender offer and other payments by ICO to SS/L under the modified contract, it is not probable that SS/L will incur a material loss with respect to the receivables from ICO.

See Note 19 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. From time to time, anomalies may occur that require investigations to determine the cause of the anomaly and what remediation measures are appropriate. For example, certain of SS/L’s satellites have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss or that additional satellites will not experience power loss. In the event of additional power loss on the affected satellites or new power loss on satellites heretofore not affected, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of performance incentives. Based upon information currently available and existing power margins on affected satellites, SS/L believes that solar array anomalies will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

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

SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified date after which the customer may terminate the contract for default. The customer is an established operator which will utilize the satellite in the operation of its existing business. SS/L and the customer are continuing to perform their obligations under the contract, and the customer continues to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should successfully terminate the contract for default, the customer would be entitled to a full refund of its payments, liquidated damages and interest which through March 31, 2012 totaled approximately $209 million, plus re-procurement costs. In the event of termination for default, SS/L would own the satellite and would attempt to recoup any losses through resale to another customer.

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

See Note 19 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to SS/L’s obligation to make payments to Telesat for transponders on Telstar 18.

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

Legal Proceedings

In February 2012, ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) (collectively, “ViaSat”) commenced a lawsuit in the United States District Court for the Southern District of California against SS/L and Loral. The complaint alleges, among other things, that SS/L and Loral infringed certain ViaSat patents and that SS/L breached non-disclosure obligations in certain contracts with ViaSat in connection with the manufacture of satellites by SS/L for customers other than ViaSat. The complaint also seeks to hold Loral liable for SS/L’s alleged infringement and breach of contract. The complaint seeks, among other things, damages (including treble damages with respect to the patent infringement claims) in amounts to be determined at trial and to enjoin SS/L and Loral from further infringement of the ViaSat patents and breach of contract.

In April 2012, SS/L and Loral filed a motion to dismiss all of ViaSat’s patent infringement and breach of contract claims against Loral for failure to state a claim. On May 7, 2012, the court issued an order granting the motion to dismiss as it pertains to the claims against Loral, but granting ViaSat until June 6, 2012 to amend its complaint to cure the pleading deficiencies if it can do so. The motion to dismiss also sought dismissal of ViaSat’s breach of contract claims against SS/L for failure to state a claim. The court in its May 7, 2012 order denied this aspect of the motion.

In addition, in April 2012, SS/L filed a separate complaint in the United States District Court for the Southern District of California against ViaSat for patent infringement and declaratory judgment. This complaint alleges, among other things, that ViaSat infringed certain SS/L patents in connection with its manufacture and sale of certain satellite communication products and services and seeks a declaratory judgment that SS/L has not infringed and is not infringing the ViaSat patents, that ViaSat’s patents are invalid and that at least certain of ViaSat’s patents are unenforceable due to inequitable conduct. SS/L’s complaint seeks, among other things, damages (including treble damages with respect to at least one of the patent infringement claims) in amounts to be determined at trial and to enjoin ViaSat from further infringement of the SS/L patents.

SS/L and Loral (to the extent ViaSat is able to amend its complaint to include Loral) believe that they each have, and intend vigorously to pursue, meritorious defenses and counterclaims to ViaSat’s claims. There can be no assurance, however, that SS/L’s and Loral’s defenses and counterclaims will be successful with respect to all or some of ViaSat’s claims or that SS/L will prevail with respect to its assertion that ViaSat has infringed SS/L patents. We believe that SS/L’s and Loral’s conduct was consistent with, and in due regard for, any applicable and valid intellectual property rights of ViaSat. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on SS/L’s or Loral’s financial position or results of operations.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat. The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share (in thousands).

	Three Months Ended March 31,
	2012	2011
Net income attributable to Loral common shareholders — basic	$7,631	$67,819
Less: Adjustment for dilutive effect of Telesat stock options	(126)	(1,969)

Net income attributable to Loral common shareholders — diluted	$7,505	$65,850

Basic income per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2012	2011
Common shares outstanding for diluted earnings per share:
Weighted average common shares outstanding	30,602	30,637
Stock options	134	474
Unvested restricted stock	2	3
Unvested restricted stock units	220	224

Common shares outstanding for diluted earnings per share	30,958	31,338

18. Segments

Loral has two segments: satellite manufacturing and satellite services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the three months ended March 31, 2012 and 2011. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results as equity in net income of affiliates. Our investment in XTAR, for which we use the equity method of accounting, is included in Corporate.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income before depreciation, amortization and stock-based compensation (excluding stock-based compensation from SS/L Phantom SARs expected to be settled in cash) and expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gains or losses on litigation not related to our operations; expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders; other expense; and equity in net income of affiliates.

Adjusted EBITDA allows us and investors to compare our operating results with those of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gains or losses on litigation not related to our operations, expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders, other expense and equity in net income of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other expenses, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

Intersegment revenues primarily consist of satellites under construction by satellite manufacturing for satellite services and the leasing of transponder capacity by satellite manufacturing from satellite services. Summarized financial information concerning the reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues
Satellite manufacturing:
External revenues	$262,496	$237,655
Intersegment revenues(1)	24,217	43,074

Satellite manufacturing revenues	286,713	280,729
Satellite services revenues(2)	196,023	205,722

Operating segment revenues before eliminations	482,736	486,451
Intercompany eliminations(3)	—	(830)
Affiliate eliminations(2)	(196,023)	(205,722)

Total revenues as reported	$286,713	$279,899

Segment Adjusted EBITDA(4)
Satellite manufacturing	$10,293	$40,515
Satellite services(2)	149,408	158,947
Corporate(5)	(4,338)	(4,798)

Adjusted EBITDA before eliminations	155,363	194,664
Intercompany eliminations(3)	—	(279)
Affiliate eliminations(2)	(149,408)	(158,947)

Adjusted EBITDA	5,955	35,438

Reconciliation to Operating Income
Depreciation, Amortization and Stock-Based Compensation(4)
Satellite manufacturing	(7,936)	(7,691)
Satellite services(2)	(60,488)	(62,191)
Corporate	(272)	(295)

Segment depreciation before affiliate eliminations	(68,696)	(70,177)
Affiliate eliminations(2)	60,488	62,191

Depreciation, amortization and stock-based compensation as reported	(8,208)	(7,986)

Operating (loss) income as reported	$(2,253)	$27,452

	March 31, 2012	December 31, 2011
Total Assets(6)
Satellite manufacturing	$973,496	$929,408
Satellite services(2) (7)	5,429,855	5,724,418
Corporate	890,803	529,501

Total assets before affiliate eliminations	7,294,154	7,183,327
Affiliate eliminations(2)	(5,420,132)	(5,347,174)

Total assets as reported	$1,874,022	$1,836,153

(1)	Intersegment revenues include $24.2 million and $42.2 million for the three months ended March 31, 2012 and 2011, respectively, of revenue from affiliates.

(2)

Satellite services represents Telesat. Affiliate eliminations represent the elimination of amounts attributable to Telesat whose results are reported under the equity method of accounting in our condensed consolidated statements of operations (see Note 9).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(5)	Includes corporate expenses incurred in support of our operations and includes our equity investments in XTAR and Globalstar service providers.

(6)	Amounts are presented after the elimination of intercompany profit.

(7)	Includes $2.4 billion of satellite services goodwill related to Telesat as of March 31, 2012 and December 31, 2011.

19. Related Party Transactions

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

As of March 31, 2012, SS/L had contracts with Telesat for the construction of the Nimiq 6 and Anik G1 satellites. Information related to satellite construction contracts with Telesat is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues from Telesat satellite construction contracts	$24,211	$42,238
Milestone payments received from Telesat	18,579	30,997

Amounts receivable by SS/L from Telesat related to satellite construction contracts as of March 31, 2012 and December 31, 2011 were $10.7 million and $4.6 million, respectively.

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses included income related to the Consulting Agreement of $1.25 million for each of the three month periods ended March 31, 2012 and 2011. We also had a long-term receivable related to the Consulting Agreement from Telesat of $20.7 million as of March 31, 2012 and December 31, 2011. We received payment of $1.6 million from Telesat for the three months ended March 31, 2012 and no payments for the three months ended March 31, 2011, related to the Consulting Agreement.

In connection with the Telesat transaction, Loral has retained the benefit of tax recoveries related to the transferred assets and has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of March 31, 2012 and December 31, 2011, we had recognized a net receivable from Telesat of $0.5 million, representing our estimate of the probable outcome of these tax matters, which is included as other assets of $2.6 million and long-term liabilities of $2.1 million in the consolidated balance sheet. There can be no assurance, however, that these tax matters will be ultimately settled for the net amount recorded.

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

On March 28, 2012, Loral received a special cash distribution of $376 million from Telesat. The distribution was the result of a Telesat refinancing and recapitalization transaction (see Note 9).

ViaSat/Telesat

In connection with an agreement entered into between SS/L and ViaSat, Inc. (“ViaSat”) for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1, on January 11, 2008, we entered into certain agreements, described below, pursuant to which, we invested in the Canadian coverage portion of the ViaSat-1 satellite. Until his resignation in February 2012, Michael B. Targoff served, and another Loral director currently serves, as a member of the ViaSat Board of Directors.

A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the Viasat-1 satellite in January 2008. We recorded sales to ViaSat under this contract of $0.2 million and $4.7 million for the three months ended March 31, 2012 and 2011, respectively.

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

Costs of satellite manufacturing for sales to related parties were $14.2 million and $33.9 million for the three months ended March 31, 2012 and 2011, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of March 31, 2012 and December 31, 2011, our consolidated balance sheet included a liability of $3.1 million and $3.7 million, respectively, for the future use of these transponders. Interest expense on this liability was $0.1 million for each of the three month periods ended March 31, 2012 and 2011. For the three months ended March 31, 2012 we made payments of $0.5 million to Telesat pursuant to the agreement.

XTAR

As described in Note 9 we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of March 31, 2012 and December 31, 2011 were $4.8 million and $4.2 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three months ended March 31, 2012 and 2011.

MHR Fund Management LLC

Two of the managing principals of MHR, Mark H. Rachesky and Hal Goldstein, are members of Loral’s board of directors. A former managing principal of MHR, Sai S. Devabhaktuni, was a member of the Loral Board until his resignation in January 2012.

Various funds affiliated with MHR and Dr. Rachesky held, as of March 31, 2012 and December 31, 2011, approximately 38.5% and 38.6%, respectively, of the outstanding voting common stock and as of both March 31, 2012 and December 31, 2011 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.5% and 57.7%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 33
Consolidated Operating Results	Page 36
Liquidity and Capital Resources:
Loral	Page 43
Telesat	Page 47
Contractual Obligations	Page 50
Statement of Cash Flows	Page 50
Affiliate Matters	Page 51
Commitments and Contingencies	Page 51
Other Matters	Page 51

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

As of March 31, 2012, SS/L had $2.0 billion in backlog for 24 satellites for customers including, among others, Intelsat Global S.A., SES S.A., Telesat Holdings Inc., Hispasat, S.A., EchoStar Corporation, Sirius-XM Satellite Radio, TerreStar Networks, Inc., Asia Satellite Telecommunications Co. Ltd., Hughes Network Systems, LLC, Eutelsat/ictQatar, DIRECTV, Sing Tel Optus, Satélites Mexicanos, S.A. de C.V., Asia Broadcast Satellite, Telenor Satellite Broadcasting and NBN Co. Limited.

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

Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/L covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of each satellite and the timing of awards. Cash flow in the satellite manufacturing business tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. SS/L’s cash receipts are tied to the achievement of contract milestones that depend in part on the ability of its subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to align the workforce to the workflow.

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L expects to spend approximately $200 million over the three-year period ending December 31, 2013, including expenditures of $37 million in 2011 and $14 million in the first quarter of 2012, related to an infrastructure campaign that includes the building of a second thermal vacuum chamber, completing certain building and systems modifications and purchasing additional test and satellite handling equipment to meet its contractual obligations more efficiently. Upon completion of this infrastructure campaign, we anticipate returning to a more customary level of annual capital expenditures of $30 million to $40 million, excluding major system upgrades caused by additional expansion or technology insertion.

The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,900 personnel is one of our key competitive resources.

Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for anticipated costs based on historical experience and program complexity. As most of SS/L’s contracts are fixed price, cost increases in excess of these provisions reduce profitability and may result in losses to SS/L, which may be material. Because the satellite manufacturing industry is highly competitive, buyers have the advantage over suppliers in negotiating prices, and terms and conditions resulting in reduced margins and increased assumptions of risk by manufacturers such as SS/L.

Satellite Services

Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.5 billion of backlog as of March 31, 2012.

Telesat is a leading global fixed satellite services operator, with offices around the world. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations.

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

At March 31, 2012, Telesat provided satellite services to customers from its fleet of 12 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite which was launched in October 2011. Telesat currently has one satellite preparing for launch, Nimiq 6, which Telesat anticipates will be launched in the first half of 2012, and another satellite under construction, Anik G1, which Telesat anticipates will be launched in the second half of 2012.

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

Telesat believes its satellites produce a substantial combination of ongoing revenue from backlog, continuing revenue growth and an effective foundation upon which it will seek to continue to grow its revenue and cash flows. The growth is expected to come from the Canadian payload on the ViaSat-1 satellite, its Nimiq 6 satellite, its Anik G1 satellite, and the sale of available capacity on its existing in-orbit satellites.

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

For the remainder of 2012, Telesat will remain focused on: increasing utilization on its existing satellites, continuing the construction, launch and deployment of the satellites it is currently procuring, securing additional customer requirements to support the procurement of additional satellites and maintaining cost and operating discipline.

On March 28, 2012, Telesat entered into a new credit agreement (the “Telesat Credit Agreement”) with a syndicate of banks which provided for the extension of credit under the following senior credit facilities in the principal amount of up to approximately $2.55 billion (together, the “Telesat Senior Credit Facilities”): (i) a revolving credit facility in the amount of up to CAD/$140 million, available in either Canadian or U.S. dollars, maturing on March 28, 2017; (ii) a Term Loan A facility denominated in Canadian dollars, in the amount of CAD 500 million, maturing on March 28, 2017; (iii) a Term Loan B facility denominated in Canadian dollars, in the amount of CAD 175 million, maturing on March 28, 2019; and (iv) a Term Loan B facility denominated in U.S. dollars, in the amount of $1.725 billion, maturing on March 28, 2019. Simultaneously with entering into the Telesat Credit Agreement, Telesat terminated and paid all outstanding amounts under its previous credit facilities.

On March 28, 2012, Telesat redeemed all of its outstanding senior preferred shares, previously held by an affiliate of the Public Sector Pension Investment Board (“PSP Investments”), for approximately CAD 146 million in cash, which was equal to the outstanding liquidation value and accrued dividends on the senior preferred shares. Following the redemption of the senior preferred shares, an affiliate of PSP Investments provided a loan in the amount of approximately CAD 146 million to Telesat, in the form of a subordinated promissory note.

In connection with the closing of the Telesat Credit Agreement, Telesat’s Board declared a special cash distribution to its shareholders, as a reduction of stated capital, in the amount of approximately CAD 656 million. Loral’s share of this amount is approximately CAD 420 million. On March 28, 2012, Telesat paid its shareholders approximately CAD 586 million of the special distribution, which was funded by the proceeds from the Telesat Senior Credit Facilities and excess cash from operations. Of this amount, Loral received approximately CAD 375 million. The approximately CAD 70 million distribution remaining is expected to be paid later in 2012, with Loral to receive approximately CAD 45 million. In connection with the cash distribution made to Telesat’s shareholders, Telesat’s Board also authorized the payment of approximately CAD 49 million in special payments to executives and certain employees of Telesat. Approximately CAD 37 million of these special payments were accrued as of March 31, 2012. The majority of the payments are expected to be made in the second and third quarters of 2012, subject to the executives’ and employees’ continued employment with Telesat on the payment date and other conditions.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 49% of Telesat’s revenues received in Canada for the three months ended March 31, 2012, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at March 31, 2012 would have increased or decreased Telesat’s net income for the three months ended March 31, 2012 by approximately $139 million. During the period from October 31, 2007 to March 31, 2012, the carrying value of Telesat’s U.S. term loan facility, senior notes and senior subordinated notes increased by approximately $133 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. term loan facility debt into CAD 1.224 billion of debt, decreased by approximately $133 million.

Strategic Developments

On March 28, 2012, as a direct result of the special cash distribution by Telesat to its shareholders discussed above, the Loral Board of Directors declared a special dividend of $13.60 per share for an aggregate dividend of $418 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012. The dividend paid to Loral’s shareholders approximated the full amount of both dividend tranches to be received by Loral from Telesat. Pending receipt of the second tranche from Telesat, Loral used its available cash balance to fund the difference between the Loral dividend paid and the proceeds received from Telesat.

On April 30, 2012, Telesat announced that it had priced a private placement of new debt, pursuant to which it will issue $700 million of new senior notes. The new senior notes will bear interest at a rate of 6% and will mature on May 15, 2017. The net proceeds of the offering, together with cash on hand, will be used by Telesat to fund the redemption or repurchase pursuant to a cash tender offer and related consent solicitation of Telesat’s outstanding 11% senior notes due 2015. As of April 30, 2012, the outstanding principal amount of Telesat’s existing senior notes was $692.8 million. Closing of the issuance of the new senior notes is expected to occur on May 14, 2012, subject to customary closing conditions.

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

In 2008, Loral agreed to purchase the Canadian coverage portion of the ViaSat-1 satellite, which was successfully launched in October 2011. The ViaSat-1 satellite is a high capacity Ka-band spot beam satellite for broadband services that was launched into the 115o West longitude orbital location. Loral also entered into an agreement with Xplornet, Canada’s largest rural broadband provider, to deliver high throughput satellite Ka-band capacity for broadband services in Canada. Under the agreement, Xplornet agreed to contract with Loral for the Canadian capacity on the ViaSat-1 satellite and associated gateway services for the expected life of the satellite, and Loral agreed to construct and operate four gateways in Canada. Approximately $50 million had been invested by Loral through April 11, 2011. A portion of these costs was funded by prepayments in 2010 from Xplornet of CAD 2.5 million as required under the agreement. On April 11, 2011, Loral assigned its investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date (see Note 19 to the financial statements). In addition, in connection with the assignment, Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive, for four years, one-half of any net revenue actually earned by Telesat on such supplemental capacity.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the three months ended March 31, 2012.

Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA (see Note 18) reflects the results of our business segments for the three months ended March 31, 2012 and 2011. The balance of the discussion relates to our consolidated results, unless otherwise noted.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income before depreciation, amortization and stock-based compensation (excluding stock-based compensation from SS/L phantom stock appreciation rights expected to be settled in cash) and expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gains or losses on litigation not related to our operations; expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders; other expense; and equity in net income of affiliates.

Adjusted EBITDA allows us and investors to compare our operating results with those of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gains or losses on litigation not related to our operations, expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders, other expense and equity in net income of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other expenses, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

The following reconciles Revenues and Adjusted EBITDA on a segment basis to the information as reported in our financial statements (in millions):

Revenues:

	Three Months Ended March 31,
	2012	2011
Satellite Manufacturing	$286.7	$280.7
Satellite Services	196.0	205.7

Segment revenues	482.7	486.4
Eliminations(1)	—	(0.8)
Affiliate eliminations(2)	(196.0)	(205.7)

Revenues as reported(3)	$286.7	$279.9

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

Revenues from Satellite Manufacturing before eliminations increased $6 million for the three months ended March 31, 2012 as compared to 2011. This increase was primarily the result of a $14 million increase in revenue generated by the percentage of completion effect of the increased volume of manufacturing activity in 2012 and an increase of $8 million due to improved factory efficiency, partially offset by an $8 million decrease due to lower margins attributable to lower average size and profitability of satellites under construction during 2012 compared to 2011 and an $8 million decrease related to a technical issue which resulted in delay and rescheduling of a satellite launch.

Satellite Services segment revenue decreased by $10 million for the three months ended March 31, 2012 as compared to 2011 due primarily to a scheduled rate reduction on a long term broadcast services contract, a one-time termination payment received in 2011 from a consulting contract and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, partially offset by an increase in enterprise services revenues due to growth in international activities and inauguration of commercial services on ViaSat-1 in December 2011. Satellite Services segment revenues excluding foreign exchange impact would have decreased by approximately $8 million for the three months ended March 31, 2012 as compared with 2011.

Adjusted EBITDA:

	Three Months Ended March 31,
	2012	2011
Satellite Manufacturing	$10.3	$40.5
Satellite Services	149.4	158.9
Corporate expenses	(4.3)	(4.8)

Segment Adjusted EBITDA before eliminations	155.4	194.6
Eliminations(1)	—	(0.3)
Affiliate eliminations(2)	(149.4)	(158.9)

Adjusted EBITDA	$6.0	$35.4

See explanations below for Notes 1 and 2.

Satellite Manufacturing segment Adjusted EBITDA decreased $30 million for the three months ended March 31, 2012 compared with the three months ended March 31, 2011, resulting in a decrease in our Adjusted EBITDA margin from 14% to 4%. The decrease was primarily due to a $12 million loss provision recorded on a contract awarded in 2012, an $8 million decrease due to lower margins attributable to lower average size and profitability of satellites under construction during 2012 compared to 2011, an $8 million decrease related to a technical issue which resulted in delay and rescheduling of a satellite launch, a $5 million increase in new business acquisition expenses resulting from increased proposal activity and a $3 million increase in research and development expenses, partially offset by an increase of $8 million due to improved factory efficiency.

Satellite Services segment Adjusted EBITDA decreased by $10 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to the revenue decrease described above and the impact of U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Satellite Services segment Adjusted EBITDA excluding foreign exchange impact would have decreased by approximately $8 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011.

Corporate expenses remained approximately the same for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Reconciliation of Adjusted EBITDA to Net Income (in millions):

	Three Months Ended March 31,
	2012	2011
Adjusted EBITDA	$6.0	$35.4
Depreciation, amortization and stock-based compensation	(8.2)	(8.0)

Operating (loss) income	(2.2)	27.4
Interest and investment income	10.6	7.6
Interest expense	(0.7)	(0.6)
Gain on litigation	—	4.5
Other expense	(0.4)	(1.9)
Income tax provision	(6.6)	(15.4)
Equity in net income of affiliates	6.9	46.2

Net income	$7.6	$67.8

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Loral and its wholly owned subsidiaries.

(2)

Represents the elimination of amounts attributed to Telesat whose results are reported in our consolidated statements of operations as equity in net income of affiliates (see Note 9 to the financial statements).

(3)	Includes revenues from affiliates of $24.2 million and $42.2 million for the three months ended March 31, 2012 and 2011, respectively.

Three Months Ended March 31, 2012 Compared With Three Months Ended March 31, 2011

The following compares our consolidated results for the three months ended March 31, 2012 and 2011 as presented in our financial statements (in millions):

Revenues from Satellite Manufacturing

	Three Months Ended March 31,		% Increase/ (Decrease)
	2012	2011
Revenues from Satellite Manufacturing	$287	$281	2%
Eliminations	—	(1)	(100)%

Revenues from Satellite Manufacturing as reported	$287	$280	3%

Revenues from Satellite Manufacturing before eliminations increased $6 million for the three months ended March 31, 2012 as compared to 2011. This increase was primarily the result of a $14 million increase in revenue generated by the percentage of completion effect of the increased volume of manufacturing activity in 2012 and an increase of $8 million due to improved factory efficiency, partially offset by an $8 million decrease due to lower margins attributable to lower average size and profitability of satellites under construction during 2012 compared to 2011 and an $8 million decrease related to a technical issue which resulted in delay and rescheduling of a satellite launch.

Cost of Satellite Manufacturing

	Three Months Ended March 31,		% Increase/ (Decrease)
	2012	2011
Cost of Satellite Manufacturing	$260	$232	12%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	91%	83%

Cost of Satellite Manufacturing increased by $28 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily as a result of a $15 million increase attributable to the increased volume of manufacturing activity in 2012 and a $12 million loss provision recorded on a contract awarded in 2012.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		% Increase/ (Decrease)
	2012	2011
Selling, general and administrative expenses	$29	$21	38%

% of revenues as reported	10%	8%

Selling, general and administrative expenses increased by $8 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to a $5 million increase in new business acquisition expenses and a $3 million increase in research and development expenses.

Interest and Investment Income

	Three Months Ended March 31,
	2012	2011
Interest and investment income	$11	$8

Interest and investment income, which consists primarily of orbital interest income on long-term orbital receivables increased by $3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to interest income recognized in 2012 on receivables from customers exiting bankruptcy, partially offset by interest income in 2011 on directors and officers liability insurance claims.

Interest Expense

	Three Months Ended March 31,
	2012	2011
Interest expense	$1	$1

Interest expense for the three months ended March 31, 2012 and 2011 consists primarily of fees and amortization of issuance costs related to the SS/L credit agreement and interest related to the ChinaSat transponders.

Gain on Litigation

Gain on litigation for the three months ended March 31, 2011 represents the recovery under our directors and officers liability insurance coverage of plaintiffs’ legal fees related to shareholder litigation based on a court decision in February 2011

Other Expense

Other expense for the three months ended March 31, 2012 and 2011 is primarily comprised of expenses related to the evaluation of strategic alternatives for SS/L and, in 2011, included expenses in preparation for a potential spin-off of SS/L. Other expense in each period also included gains and losses on foreign currency transactions.

Income Tax Provision

For the three months ended March 31, our income tax provision is summarized as follows: (i) for 2012, we recorded a current tax provision of $0.6 million (which included a provision of $0.5 million to increase our liability for uncertain tax positions (“UTPs”)) and a deferred tax provision of $6.0 million (which included a benefit of $0.2 million for UTPs), resulting in a total provision of $6.6 million on pre-tax income of $7.3 million and (ii) for 2011, we recorded a current tax benefit of $1.6 million (which included a benefit of $2.6 million to decrease our liability for UTPs) and a deferred tax provision of $17.0 million (which included a benefit of $0.7 million for UTPs), resulting in a total provision of $15.4 million on pre-tax income of $36.9 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate (87% for 2012 and 62% for 2011) against pre-tax income for the three months ended March 31, 2012 and 2011 before adjusting for certain tax items that are discrete to each period. The income tax provision includes our tax expense on equity in net income of affiliates, which is included on the condensed consolidated statements of operations and comprehensive income below the line for income tax provision. When comparing 2012 to 2011, the impact of taxes provided on our projected equity in net income of Telesat for the full year 2012 relative to our projected pre-tax income for 2012 caused the significant increase to our expected effective annual tax rate. In addition, the provision for 2011 included a discrete benefit from having settled various state and local UTPs during the three months ended March 31, 2011.

During 2012, we expect that the statute of limitations for assessment of additional tax will expire for various UTPs potentially resulting in a $60 million reduction to our unrecognized tax benefits. This reduction would provide an $86 million benefit to our income tax provision, including the reversal of applicable interest and penalties previously accrued.

Equity in Net Income of Affiliates

Equity in net income of affiliates consists of (in millions):

	Three Months Ended March 31,
	2012	2011
Telesat	$7.4	$48.0
XTAR	(0.5)	(1.8)

	$6.9	$46.2

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended March 31, 2012 and 2011 follows (in millions):

	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	196.3	202.8	196.0	205.7
Operating expenses	(83.8)	(46.1)	(83.7)	(46.8)
Depreciation, amortization and stock-based compensation	(60.6)	(61.3)	(60.5)	(62.2)
Loss on disposition of long lived assets	(0.1)	(0.8)	(0.1)	(0.7)
Operating income	51.8	94.6	51.7	96.0
Interest expense	(51.8)	(55.5)	(51.7)	(56.3)
Expense of refinancing	(21.9)	—	(21.8)	—
Foreign exchange gains	62.6	82.1	62.5	83.3
Losses on financial instruments	(26.4)	(29.3)	(26.4)	(29.7)
Other income	0.7	1.2	0.7	1.1
Income tax benefit (provision)	2.4	(15.5)	2.4	(15.7)
Net income	17.4	77.6	17.4	78.7
Average exchange rate for translating Canadian dollars to U.S. dollars			1.0012	0.9857

	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	301.4	359.3	301.8	351.8
Total assets	5,413.1	5,461.1	5,420.1	5,347.2
Current liabilities	302.6	295.6	303.0	289.4
Long-term debt, including current portion	3,307.8	2,877.9	3,312.1	2,817.9
Promissory note	143.4	—	143.6	—
Total liabilities	4,793.8	4,131.8	4,800.0	4,045.6
Redeemable preferred stock	—	141.4	—	138.5
Shareholders’ equity	619.3	1,187.9	620.1	1,163.1
Period end exchange rate for translating Canadian dollars to U.S. dollars			0.9987	1.0213

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in a special cash distribution to Loral of CAD 375 million ($376 million) in the first quarter of 2012 (see Note 9 to the financial statements). Telesat’s operating expense for the three months ended March 31, 2012 includes a $37 million amount payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders. Expense of refinancing for the three months ended March 31, 2012 represents deferred financing costs on the previous credit facilities which were charged to expense as a result of the refinancing.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of March 31, 2012 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. Telesat estimates that, after considering the impact of hedges, a five percent change in the value of the Canadian dollar against the U.S. dollar at March 31, 2012 would have increased or decreased Telesat’s net income for the three months ended March 31, 2012 by approximately $139 million. During the period from October 31, 2007 to March 31, 2012, the carrying value of Telesat’s U.S. Term Loan Facility, senior notes and senior subordinated notes increased by approximately $133 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of the U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $133 million.

The equity losses in XTAR, L.L.C. (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. During November 2011 and January 2012, XTAR reduced its revenue forecast for 2011 and subsequent years. We have performed an impairment test for our investment in XTAR as of March 31, 2012, using the January 2012 forecast, and concluded that our investment in XTAR was not impaired. Any further declines in XTAR’s projected revenues may result in a future impairment charge.

Backlog

Backlog as of March 31, 2012 and December 31, 2011 was as follows (in millions):

	March 31, 2012	December 31, 2011
Satellite Manufacturing	$1,985	$1,426
Satellite Services	5,476	5,333

Total backlog before eliminations	7,461	6,759
Satellite Manufacturing eliminations	—	—
Satellite Services eliminations	(5,476)	(5,333)

Total backlog	$1,985	$1,426

The increase in Satellite Manufacturing backlog as of March 31, 2012 compared with December 31, 2011 was the result of three satellite awards for the three months ended March 31, 2012, partially offset by revenues recognized during the period. The increase in Satellite Services backlog as of March 31, 2012 compared with December 31, 2011 was the result of additional bookings and exchange rate changes, partially offset by the realization of a portion of previous backlog as revenues.

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

The Parent Company has no debt. SS/L amended and restated its revolving credit facility on December 20, 2010, increasing the facility amount to $150 million, extending the maturity to January 24, 2014 and removing the Parent Company guarantee. At March 31, 2012, there were no outstanding borrowings under the SS/L Credit Agreement and $5 million of letters of credit were outstanding. Telesat has third party debt with financial institutions. The Parent Company has not provided a guarantee for the debt of Telesat. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR makes payments of $5 million per year to pay down the outstanding restructured lease balance.

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

Cash and Available Credit

On March 28, 2012, the Board of Directors of Loral declared a special dividend of $13.60 per share for an aggregate dividend of $418 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012. Loral’s declaration of the special dividend was a direct result of Telesat’s completion on March 28, 2012 of a refinancing and recapitalization transaction which resulted in a special cash distribution as a return of capital from Telesat to Loral. The total amount of the distribution to Loral is CAD 420 million. The distribution by Telesat to its shareholders was authorized to be paid in two tranches; the first tranche was paid by Telesat on March 28, 2012, the closing date of the transaction, with Loral receiving CAD 375 million, and the second tranche is planned for payment later in 2012 with Loral to receive CAD 45 million.

At March 31, 2012, the Company had $509 million of cash and cash equivalents, $74 million of restricted cash and no debt. The Company’s cash and cash equivalents increased $312 million from December 31, 2011 while restricted cash increased $50 million. During the first quarter of 2012, SS/L did not borrow any funds under its revolving credit agreement. The increase in cash and cash equivalents is mainly due to the $376 million special cash distribution received from Telesat at the end of March, partially offset by a $50 million increase in restricted cash used to fund a collateral account. Other investing activities included $14 million used to fund capital expenditures. The $50 million collateral account is the result of a contract award received in the first quarter of 2012 for the construction of two satellites plus a ground segment that required a $60 million performance guarantee that was provided through a surety company. In addition, operating activities generated $6 million of cash and $5 million was used for financing activities. A more detailed discussion of the cash changes by activity is set forth in the sections, “Net Cash Provided by (Used in) Operating Activities”, “Net Cash Provided by (Used in) Investing Activities”, and “Net Cash Used In Financing Activities.” Changes in cash at the Parent Company and SS/L during the first quarter of 2012 are discussed below.

The SS/L Credit Agreement was amended and restated on December 20, 2010 to increase the facility from $100 million to $150 million, extend the maturity to January 24, 2014 and eliminate the Parent Company guarantee. On December 8, 2011, the SS/L Credit Agreement was amended, increasing the $50 million letter of credit sub-limit to $100 million. As of March 31, 2012, SS/L had borrowing availability of approximately $145 million under the facility after giving effect to approximately $5 million of outstanding letters of credit. SS/L anticipates that over the next 12 months it will be in compliance with all the covenants of the SS/L Credit Agreement and have full availability of the facility. The amended and restated SS/L Credit Agreement allows for a spin-off of SS/L from Loral or an initial public offering of SS/L.

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

Orbital Receivables

As of March 31, 2012, SS/L had orbital receivables of approximately $354 million, net of fresh-start fair value adjustments of $16 million. Of the gross orbital receivables as of March 31, 2012, approximately $229 million are related to satellites launched and $141 million are related to satellites that are under construction. This represents a decrease in gross orbital receivables of approximately $1 million from December 31, 2011. This decrease in orbital receivables is mainly the result of restructuring SS/L’s contracts with TerreStar, which reduced orbital receivables by approximately $13 million. Excluding the TerreStar restructuring, gross orbital receivables as of March 31, 2012 have increased approximately $12 million from December 31, 2011.

We anticipate that orbital receivable assets will continue to grow, deferring the receipt of cash but creating a significant financial asset. We will generate positive cash flow from orbital receivables once principal and interest payments received for the in-orbit satellites become greater than the amount being deferred for satellites under construction. The timing of when we will have positive cash flow from orbital receivables is dependent on a number of factors including the number of new satellite awards with the requirement for orbital incentive payments, the timing of the completion of contracts under construction, interest rates associated with orbital incentive payments, the performance of on-orbit satellites and the number of satellites in operation as compared to the number of satellites under construction.

Liquidity

The $312 million increase in cash and cash equivalents for the Company from December 31, 2011 to March 31, 2012 consisted of a $370 million increase for the Parent Company and a $58 million decrease for SS/L which included a $50 million increase in restricted cash as the result of a new contract award discussed above that SS/L entered into during the first quarter.

During the first three months of 2012, the Parent Company’s cash and cash equivalents increased approximately $370 million to $471 million. This increase was due to receipt of the $376 million special cash distribution from Telesat that is discussed above, partially offset by payments of approximately $5 million to fund the withholding taxes on employee cashless stock option exercises and $1 million used to fund operating activities. During the first quarter of 2012, the Parent Company did not repurchase any additional shares of common stock under its announced stock repurchase program. During 2011, the Company repurchased 136,494 shares for cash of $8.4 million under the stock repurchase program of which $0.5 million was settled in the first quarter of 2012.

At the Parent Company, we expect that, even after giving effect to the $418 million special dividend payment made on April 20, 2012, our remaining cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. The CAD 45 million special cash distribution to be received from Telesat later in 2012 will bolster our cash position. In addition to our cash on hand, we believe that, given the substantial value of our assets, which include our 64% economic interest in Telesat and our 56% equity interest in XTAR, we have the ability, if appropriate, to access the financial markets for debt or equity at the Parent Company. Given the continuously changing financial environment, however, there can be no assurance that the Parent Company would be able to obtain such financing on acceptable terms.

During the first three months of 2012, SS/L generated cash of $6 million before funding $50 million of additional restricted cash into a collateral account and spending $14 million on capital expenditures. The primary source for this increase in cash was Adjusted EBITDA of $10 million which was partially offset by $4 million of cash used to fund changes in balance sheet accounts. At March 31, 2012, SS/L’s cash and cash equivalent balance was $38 million and its restricted cash balance was $74 million.

SS/L has two satellite contract awards that require the posting of restricted cash; one entered into during the first quarter of 2012 and one entered into during 2011. The 2012 contract award was for two satellites to a new foreign government agency customer that, consistent with the terms of many governmental contracts, required the posting of a performance bond of $30 million against each of the two satellites under construction. SS/L entered into an arrangement with a surety to obtain the performance bonds as this was the most economical method to meet this need. The surety relationship was new for SS/L, as such bonds are not usually required by commercial customers. The surety required the posting of $50 million of cash collateral for the underwriting of these bonds, $25 million against each satellite. The bonds and associated collateral will be released with delivery of the satellites, which is expected to occur in 2015 and 2016. Although there is no guarantee that it will do so, SS/L may in the future seek to remove some or all of the cash collateral either by renegotiating with the existing surety or replacing it with another surety that does not require the posting of such collateral. With respect to the 2011 contract award, also for a new customer, the contract required that certain customer payments be placed into escrow until the satellite is delivered. The third and final $12 million escrow payment was made in May 2012 bringing the balance to $36 million. The escrow funds with interest earned will be released to SS/L upon delivery of the satellite which is expected to occur in 2013.

SS/L’s projected use of cash for the next 12 months includes capital expenditures and continued growth in its orbital receivables balance. With regard to capital expenditures, SS/L expects to spend approximately $200 million over the three-year period ending December 31, 2013 related to an infrastructure campaign that includes the building of a second thermal vacuum chamber, completing certain building and systems modifications and purchasing additional test and satellite handling equipment to meet its contractual obligations more efficiently. Upon completion of this infrastructure campaign, SS/L anticipates returning to a more customary level of annual capital expenditures of $30 million to $40 million excluding major system upgrades caused by additional expansion or technology insertion. Orbital receivable assets will continue to grow in 2012. The uncertainty as to the timing and nature of new construction contract awards, milestone receipts and cash flow related to contract assets can change our cash requirements. SS/L believes that, absent unforeseen circumstances, with its cash on hand and cash flow from operations, it has sufficient liquidity to fulfill its obligations for the next 12 months. The borrowing capacity under the revolving credit facility also enhances SS/L’s liquidity position.

Risks to Cash Flow

Economic and credit market conditions could adversely affect the ability of customers to make payments to us, including orbital receivable payments under satellite construction contracts with SS/L. Though most of our customers are substantial corporations with long histories of revenue generation and performance for which creditworthiness is generally high, or foreign government agencies, there are certain customers which are either highly leveraged or are in the developmental stage and may not be fully funded. There can be no assurance that these customers will not delay contract payments to, or seek financial relief from, us if such customers have financial difficulties. If customers fall behind or default on their payment obligations, our liquidity will be adversely affected.

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

SS/L currently has a contract-in-process with an estimated delivery date later than the contractually specified dates after which the customer may terminate the contract for default. The customer is an established operator which will utilize the satellite in the operation of its existing business. SS/L and the customer are continuing to perform their obligations under the contract, and the customer continues to make milestone payments to SS/L. Although there can be no assurance, the Company believes that the customer will take delivery of this satellite and will not seek to terminate the contract for default. If the customer should successfully terminate the contract for default, the customer would be entitled to a full refund of its payments, liquidated damages and interest which through March 31, 2012 totaled approximately $209 million, plus re-procurement costs. In the event of termination for default, SS/L would own the satellite and would attempt to recoup any losses through resale to another customer.

Many of SS/L’s customer contracts include performance incentives, structured as warranty payback or orbital receivables. If a satellite sold under a contract with performance incentives experiences an anomaly that leads to a degradation in performance as defined in each particular contract, then in the case of warranty payback, SS/L would be obligated to return to the customer a portion of the performance incentive payments received and, in the case of orbital receivables, SS/L would no longer be entitled to a portion of the future orbital receivable payments owed. The amount SS/L would either need to return to the customer in case of warranty payback, or would no longer be entitled to receive from the customer in the case of orbital receivables, would depend on various factors including, among others, the specific contractual specifications, the satellite performance and life remaining. As a satellite is constructed under a contract that has performance incentives, SS/L, based on historical experience, reduces the initial amount of the orbital receivable or records a warranty liability based on the estimated loss of performance incentives as a result of future on-orbit anomalies. Because they are extremely infrequent, SS/L does not accrue for significant failures to the operational capability of a satellite that could affect performance incentives paid to SS/L. Our liquidity could be adversely affected by a significant failure that results in the inability to achieve these incentives. The last significant failure occurred in May 2011, following the launch of Telstar 14R/Estrela do Sul 2, when the satellite’s north solar array failed to fully deploy, resulting in a loss of power and reduced mission life. As a result of the failure, SS/L recorded a charge of approximately $8.5 million for lost orbital receivables that would otherwise have been payable by the customer to SS/L with respect to Telstar 14R/Estrela do Sul 2. Prior to this event, the last significant failure had been in 2004.

SS/L booked seven satellite awards in each of 2008 and 2009 and six satellite awards in each of 2010 and 2011. During the first quarter of 2012, SS/L booked three satellite awards resulting in backlog of $2.0 billion at March 31, 2012. SS/L has high fixed costs relating primarily to labor and overhead. Based on SS/L’s current cost structure which has been sized to accommodate six to eight satellite contract awards per year, SS/L estimates that it covers its fixed costs, including depreciation and amortization, with an average of four to five satellite awards a year depending on the size, power, pricing and complexity of the satellite. If SS/L’s satellite awards fall below four to five awards per year, SS/L would be required to phase in a reduction of costs to accommodate this lower level of activity. The timing of any reduced demand for satellites, if it were to occur, is difficult to predict. It is, therefore, difficult to anticipate the need to reduce costs to match any such slowdown in business, especially when SS/L has significant backlog business to perform. A delay in matching the timing of a reduction in business with a reduction in expenditures could adversely affect our liquidity. We believe that SS/L’s current backlog, existing liquidity and availability under SS/L’s revolving credit facility are sufficient to finance SS/L, even if SS/L receives fewer than four awards over the next 12 months. If SS/L were to experience a shortage of orders below four awards per year for multiple years, SS/L could require additional financing, the amount and timing of which would depend on the magnitude of the order shortfall coupled with the timing of a reduction in costs. There can be no assurance that SS/L could obtain such financing on favorable terms, if at all.

Telesat

Cash and Available Credit

As of March 31, 2012, Telesat had CAD 209 million of cash and short-term investments as well as CAD 140 million of borrowing availability under its revolving facility. Telesat believes that cash and short-term investments as of March 31, 2012, cash flow from operating activities, including amounts from customer prepayments, and drawings on the available lines of credit under the Telesat Senior Credit Facilities will be adequate to meet its expected cash requirements for the next 12 months for activities in the normal course of business, including interest and required principal payments on debt.

For the remainder of 2012, Telesat expects its major cash requirements to include capital expenditures of approximately CAD 190 million, payment of CAD 237 million in principal and interest on long-term debt (including the currency basis swaps), the remaining CAD 70 million distribution to shareholders, special payments to executives and certain employees and payment of CAD 5 million on operating leases. Telesat expects to meet its cash needs for fiscal 2012 through a combination of operating cash and cash equivalents, restricted cash received from insurance proceeds, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Telesat Credit Facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operations, in addition to cash on hand and available credit facilities, will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months.

The construction of Nimiq 6 and Anik G1, as well as any other satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs will be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under Telesat’s revolving facility. In addition, Telesat may sell certain satellite assets, and in accordance with the terms and conditions of the Telesat Senior Credit Facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under the Telesat Senior Credit Facilities. Subject to market conditions and subject to compliance with the terms and conditions of the Telesat Senior Credit Facilities and the financial leverage covenant tests therein, Telesat may also obtain additional secured or unsecured financing to fund current or future satellite construction or to distribute to its equity holders. Telesat’s ability to access these sources of funding, however, is not guaranteed and, therefore, Telesat may not be able to fully fund additional replacement and new satellite construction programs.

Debt

Telesat’s debt is as follows:

	Maturity	Currency	March 31, 2012	December 31, 2011
			(In CAD millions)
Senior Credit Facilities:
Revolving facility	March 28, 2012	CAD or USD equivalent	—	—
Revolving facility	March 28, 2017	CAD or USD equivalent	—	—
The Canadian term loan facility	March 28, 2012	CAD	—	80
Term Loan A	March 28, 2017	CAD	500	—
Term Loan B – Canadian facility	March 28, 2019	CAD	175	—
Term Loan B – U.S. Facility	March 28, 2019	USD	1,723	—
The U.S. term loan facility	March 28, 2012	USD	—	1,721
The U.S. term loan II facility	October 31, 2014	USD	—	148
Senior notes	November 1, 2015	USD	692	707
Senior subordinated notes	November 1, 2017	USD	217	222

		CAD	3,307	2,878

Less: deferred financing costs and repayment options			(102)	(43)

			3,205	2,835
Current portion		CAD	(5)	(87)

Long term portion		CAD	3,200	2,748

The outstanding debt balances above, with the exception of the revolving facility, are presented net of related debt issuance costs. The debt issuance costs in the amount of CAD 1.5 million related to the revolving facility are included in other assets and are amortized to interest expense on a straight-line basis. All other debt issuance costs are amortized to interest expense using the effective interest method. Telesat incurred CAD 39.1 million of debt issuance costs in connection with the new Telesat Senior Credit Facilities.

Each of the Telesat Senior Credit Facilities is subject to mandatory principal repayment requirements. The maturity date for each of the Telesat Senior Credit Facilities described above will be accelerated if Telesat’s existing 11% senior notes due in 2015 and 12.5% senior subordinated notes due in 2017 or certain refinancings thereof are not repurchased, redeemed, refinanced or deferred before the date that is 91 days prior to the maturity date of such notes.

The Telesat Senior Credit Facilities are secured by substantially all of Telesat’s assets. Each tranche of the Telesat Senior Credit Facilities is subject to mandatory principal repayment requirements. Borrowings under the Telesat Senior Credit Facilities bear interest at a base interest rate plus margins of 300 — 375 basis points. There are no required repayments on the Term Loan A facility for the year ended December 31, 2012. For the Term Loan B – Canadian and Term Loan B – U.S. facilities, required repayments in 2012 are  1/4 of 1% of the initial aggregate principal amount which are approximately CAD 0.4 million and $4.0 million, respectively, per quarter beginning on the last day of the fiscal quarter ending September 30, 2012. Telesat is required to comply with certain covenants which are usual and customary for highly leveraged transactions, including financial reporting, maintenance of a senior secured leverage ratio, a requirement to maintain minimum levels of satellite insurance, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions and restrictions on transactions with affiliates.

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

On April 30, 2012, Telesat announced that it had priced a private placement of new debt, pursuant to which it will issue $700 million of new senior notes. The new senior notes will bear interest at a rate of 6% and will mature on May 15, 2017. The net proceeds of the offering, together with cash on hand, will be used by Telesat to fund the redemption or repurchase pursuant to a cash tender offer and related consent solicitation of Telesat’s outstanding 11% senior notes due 2015. As of April 30, 2012, the outstanding principal amount of Telesat’s existing senior notes was $692.8 million. Closing of the issuance of the new senior notes is expected to occur on May 14, 2012, subject to customary closing conditions.

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

A Subordinated Promissory Note (the “PSP Note”), in the amount of CAD 146 million, was issued on March 28, 2012 to an affiliate of PSP Investments. The PSP Note requires payment of at least 50% of the principal amount on March 28, 2014, with the balance, if any, to be repaid no later than March 28, 2016. Telesat will pay interest on the PSP Note at a rate of 9.75% for the first two years and adjusting thereafter to reflect the then-current market rate (but no less than 11% per annum).

Interest Expense

An estimate of the interest expense on the facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Telesat Senior Credit Facilities. Telesat’s estimated interest expense for the year ended December 31, 2012 is approximately CAD 257 million.

Derivatives

Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.

Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At March 31, 2012, Telesat did not have any outstanding foreign exchange contracts.

Telesat has entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At March 31, 2012, Telesat had a cross currency basis swap of CAD 1,172.2 million which requires it to pay Canadian dollars to receive $1,009.2 million. At March 31, 2012, the fair value of this derivative contract was a liability of CAD 188.2 million. This non-cash loss will remain unrealized until the contract is settled. This contract matures on October 31, 2014. At December 31, 2011, there was a liability of CAD 160.4 million.

Interest

Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At March 31, 2012, the fair value of these derivative contract liabilities was CAD 43 million, and at December 31, 2011 there was a liability of CAD 53 million. These contracts mature on October 31, 2014.

Capital Expenditures

Telesat has entered into contracts with SS/L for the construction of Nimiq 6, a direct broadcast satellite to be used by Telesat’s customer, Bell TV, and Anik G1. These expenditures will be funded from some or all of the following: cash and short-term investments, restricted cash from insurance proceeds, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Telesat Senior Credit Facilities.

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

Statement of Cash Flows

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operations was $6 million for the three months ended March 31, 2012

The major drivers of cash provided by operations were net income adjusted for non-cash items of $12 million and a $12 million increase in accounts payable, accrued expenses and other current liabilities. These increases in cash were partially offset by net cash used by an increase in program related assets (contracts-in-process and customer advances) of $12 million. Contracts-in-process consumed $36 million of cash due to advance spending on programs that customers are obligated to reimburse us for in the future. Customer advances provided $24 million of cash due to the timing of awards and progress on new satellite programs.

Other factors affecting cash from operating activities: An increase in inventories used $7 million of cash for the three months ended March 31, 2012.

Net cash used in operations was $25 million for the three months ended March 31, 2011

The major driver of cash used in operations was an increase in program related assets (contracts-in-process and customer advances) of $48 million, partially offset by net income adjusted for non-cash items that provided $44 million of cash. Contracts-in-process consumed $97 million of cash due to advance spending on programs that customers are obligated to reimburse us for in the future. Customer advances provided $50 million of cash due to the timing of awards and progress on new satellite programs.

Other factors affecting cash from operating activities: Changes in inventories accounts payable, accrued expenses and other current liabilities used $15 million of cash for the three months ended March 31, 2011.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2012 was $312 million relating to a $376 million special cash distribution by Telesat, partially offset by capital expenditures of $14 million and a $50 million increase in restricted cash.

Net cash used in investing activities for the three months ended March 31, 2011 was $19 million relating to capital expenditures of $7 million and a $12 million increase in restricted cash.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was $5 million mainly relating to funding by the Company of withholding taxes on employee cashless stock option exercises.

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

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item  1A — Risk Factors and also in Note 16 to the financial statements.

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

As of March 31, 2012, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the March 31, 2012 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S.$
Future revenues — Japanese yen	¥43.2	$0.5
Future expenditures — Japanese yen	¥3,205.0	$38.7
Future revenues — euros	€17.5	$23.3
Future expenditures — euros	€3.8	$5.1

Derivatives

In June 2010, SS/L was awarded a satellite contract denominated in euros and entered into a series of foreign exchange forward contracts with maturities through 2013, respectively, to hedge associated foreign currency exchange risk because our costs are denominated principally in U.S. dollars. These foreign exchange forward contracts have been designated as cash flow hedges of future euro denominated receivables.

The maturity of foreign currency exchange contracts held as of March 31, 2012 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows (in millions):

	To Sell
Maturity	Euro Amount	At Contract Rate	At Market Rate
2012	€27.2	$34.2	$36.3
2013	27.0	32.9	36.0

	€54.2	$67.1	$72.3

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

There were no derivative instruments in an asset position as of March 31, 2012. Therefore, there was no exposure to loss at such date as a result of the potential failure of the counterparties to perform as contracted.

Telesat

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 49% of Telesat’s revenues for the three months ended March 31, 2012, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at March 31, 2012 would have increased or decreased Telesat’s net income for the three months ended March 31, 2012 by approximately $139 million. During the period from October 31, 2007 to March 31, 2012, the carrying value of Telesat’s U.S. Term Loan Facility, senior notes and senior subordinated notes increased by approximately $133 million due to the stronger U.S. dollar. During that same time period, however, the liability created by the fair value of the currency basis swap, which synthetically converts $1.054 billion of Telesat’s U.S. Term Loan Facility debt into CAD 1.224 billion of debt, decreased by approximately $133 million.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.

Interest

Loral

The Company had no borrowings outstanding under the SS/L Credit Agreement at March 31, 2012. Borrowings under this facility are limited to Eurodollar Loans for periods ending in one, two, three or six months or daily loans for which the interest rate is adjusted daily based upon changes in the Prime Rate, Federal Funds Rate or one month Eurodollar Rate. Because of the nature of the borrowing under a revolving credit facility, the borrowing rate adjusts to changes in interest rates over time. For a $150 million credit facility, if it were fully borrowed, a one percent change in interest rates would affect the Company’s interest expense by $1.5 million for the year. The Company had no other long-term debt or other exposure to changes in interest rates with respect thereto.

Telesat

Telesat is exposed to interest rate risk on its cash and cash equivalents and the portion of its long term debt which is variable rate financing and unhedged. Changes in the interest rates could impact the amount of interest Telesat is required to pay.

Other

As of March 31, 2012, the Company held 984,173 shares of Globalstar Inc. common stock and $0.6 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the first quarter of 2012 our excess cash was invested in money market securities; we did not hold any other marketable securities.

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

(b) Internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the financial statements and refer the reader to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 16 to the financial statements of this Quarterly Report on Form 10-Q for this discussion.

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2011 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 16 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section. The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 —	Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings, Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 in the Form 6-K filed by Telesat Canada on March 28, 2012)

Exhibit 101 —	The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

LORAL SPACE & COMMUNICATIONS INC.

/s/ HARVEY B. REIN
Harvey B. Rein
Senior Vice President and Chief Financial Officer
(Principal Financial Officer) and Registrant’s Authorized Officer

Date: May 9, 2012

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

Exhibit 99.1 —

Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings, Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 in the Form 6-K filed by Telesat Canada on March 28, 2012)

Exhibit 101 —

The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.