Form 10-Q
period 2012-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2012-08-09
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 21,238,403 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2012

PART 1.

FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,465	$197,114
Contracts-in-process	—	159,261
Inventories	—	77,301
Deferred tax assets	158,047	67,070
Other current assets	5,438	15,038
Assets held for sale	1,005,309	—

Total current assets	1,206,259	515,784
Property, plant and equipment, net	63	203,722
Restricted cash	—	23,800
Long-term receivables	22,311	362,688
Investments in affiliates	65,982	446,235
Intangible assets, net	—	8,179
Long-term deferred tax assets	162,006	263,363
Other assets	2,612	12,382

Total assets	$1,459,233	$1,836,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$90,323
Accrued employment costs	3,819	59,897
Customer advances and billings in excess of costs and profits	—	227,485
Other current liabilities	10,418	25,265
Liabilities held for sale	729,965	—

Total current liabilities	744,202	402,970
Pension and other postretirement liabilities	35,732	311,273
Long-term liabilities	146,193	174,325

Total liabilities	926,127	888,568
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 21,390,297 and 21,229,573 issued	214	212
Non-voting common stock, $.01 par value; 20,000,000 shares authorized, 9,505,673 issued and outstanding	95	95
Paid-in capital	1,010,993	1,014,724
Treasury stock (at cost), 154,494 and 136,494 shares of voting common stock	(9,592)	(8,400)
(Accumulated deficit) retained earnings	(320,450)	94,303
Accumulated other comprehensive loss	(149,264)	(154,475)

Total shareholders’ equity attributable to Loral	531,996	946,459
Noncontrolling interest	1,110	1,126

Total equity	533,106	947,585

Total liabilities and equity	$1,459,233	$1,836,153

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Selling, general and administrative expenses	4,264	3,674	8,875	8,767
Gain on disposition of net assets	—	5,118	—	5,118

Operating (loss) income	(4,264)	1,444	(8,875)	(3,649)
Interest and investment income	398	395	890	2,461
Interest expense	(29)	(31)	(57)	(59)
Gain on litigation, net	—	65	—	4,535
Other expense	(233)	(1,518)	(623)	(3,492)

(Loss) income from continuing operations before income taxes and equity in net (loss) income of affiliates	(4,128)	355	(8,665)	(204)
Income tax benefit (provision)	5,763	(9,454)	2,541	(11,951)

Income (loss) from continuing operations before equity in net (loss) income of affiliates	1,635	(9,099)	(6,124)	(12,155)
Equity in net (loss) income of affiliates	(11,353)	23,940	(4,484)	70,186

(Loss) income from continuing operations	(9,718)	14,841	(10,608)	58,031
Income from discontinued operations, net of tax	4,937	14,785	13,445	39,390

Net (loss) income	(4,781)	29,626	2,837	97,421
Net loss (income) attributable to noncontrolling interest	3	(293)	16	(269)

Net (loss) income attributable to Loral common shareholders	(4,778)	29,333	2,853	97,152
Other comprehensive income (loss), net of tax	2,414	1,994	5,211	(5,110)

Comprehensive (loss) income attributable to Loral common shareholders	$(2,364)	$31,327	$8,064	$92,042

Net (loss) income per share attributable to Loral common shareholders:
Basic
(Loss) income from continuing operations	$(0.32)	$0.48	$(0.35)	$1.89
Income from discontinued operations, net of tax	0.16	0.48	0.44	1.28

Net (loss) income	$(0.16)	$0.96	$0.09	$3.17

Diluted
(Loss) income from continuing operations	$(0.32)	$0.44	$(0.35)	$1.76
Income from discontinued operations, net of tax	0.16	0.47	0.44	1.25

Net (loss) income	$(0.16)	$0.91	$0.09	$3.01

Weighted average common shares outstanding:
Basic	30,704	30,698	30,653	30,668

Diluted	30,704	31,143	30,653	31,241

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock		Retained	Accumulated	Shareholders’
	Voting		Non-Voting			Voting		Earnings	Other	Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Shares	Amount	(Accumulated Deficit)	Comprehensive Loss	Attributable to Loral	Noncontrolling Interest	Total Equity
Balance, January 1, 2011	20,925	$209	9,506	$95	$1,028,263			$(32,374)	$(95,873)	$900,320	$629	$900,949

Net income								126,677			$497
Other comprehensive loss									(58,602)
Comprehensive income										68,075		68,572
Exercise of stock options	305	3			1,055					1,058		1,058
Shares surrendered to fund withholding taxes					(16,972)					(16,972)		(16,972)
Tax benefit associated with exercise of stock options					1,198					1,198		1,198
Stock based compensation					1,180					1,180		1,180
Voting common stock repurchased						136	$(8,400)			(8,400)		(8,400)

Balance, December 31, 2011	21,230	$212	9,506	$95	$1,014,724	136	$(8,400)	$94,303	$(154,475)	$946,459	$1,126	$947,585

Net income (loss)								2,853			(16)
Other comprehensive income									5,211
Comprehensive income										8,064		8,048
Common dividends declared ($13.60 per share)								(417,606)		(417,606)		(417,606)
Exercise of stock options	142	2			1,633					1,635		1,635
Shares surrendered to fund withholding taxes	18				(5,796)					(5,796)		(5,796)
Tax benefit associated with exercise of stock options					22					22		22
Stock based compensation					579					579		579
Cash settlement of restricted stock units					(169)					(169)		(169)
Voting common stock repurchased						18	(1,192)			(1,192)		(1,192)

Balance, June 30, 2012	21,390	$214	9,506	$95	$1,010,993	154	$(9,592)	$(320,450)	$(149,264)	$531,996	$1,110	$533,106

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$2,837	$97,421
Income from discontinued operations, net of tax	(13,445)	(39,390)
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating items (Note 4)	2,047	(61,879)
Changes in operating assets and liabilities:
Long-term receivables	(1,610)	(1,553)
Other current assets and other assets	1,218	10,175
Accounts payable	—	(12)
Accrued expenses and other current liabilities	(2,645)	(2,817)
Income taxes payable	(109)	(6,423)
Pension and other postretirement liabilities	(623)	(326)
Long-term liabilities	(1,354)	(3,121)

Net cash used in operating activities — continuing operations	(13,684)	(7,925)
Net cash (used in) provided by operating activities — discontinued operations	(38,353)	5,394

Net cash used in operating activities	(52,037)	(2,531)

Investing activities:
Distribution received from affiliate	375,809	—
Capital expenditures	—	(347)
Proceeds from sale of net assets	—	61,482
Decrease in restricted cash	—	625

Net cash provided by investing activities — continuing operations	375,809	61,760
Net cash used in investing activities — discontinued operations	(84,022)	(29,264)

Net cash provided by investing activities	291,787	32,496

Financing activities:
Cash dividend paid	(417,606)	—
Voting common stock repurchased	(472)	—
Proceeds from the exercise of stock options	1,635	447
Cash settlement of restricted stock units	(169)	—
Funding of withholding taxes on employee cashless stock option exercises	(5,796)	(16,765)
Excess tax benefit associated with exercise of stock options	22	1,361

Net cash used in financing activities — continuing operations	(422,386)	(14,957)
Net cash provided by financing activities — discontinued operations	40,000	—

Net cash used in financing activities	(382,386)	(14,957)

(Decrease) increase in cash and cash equivalents	(142,636)	15,008
Cash and cash equivalents — beginning of period	197,114	165,801

Cash and cash equivalents — continuing and discontinued operations — end of period	54,478	180,809
Cash and cash equivalents — discontinued operations — end of period	(17,013)	—

Cash and cash equivalents — end of period	$37,465	$180,809

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business

Loral Space & Communications Inc., together with its subsidiaries (“Loral,” the “Company,” “we,” “our” and “us”), is a leading satellite communications company engaged in satellite manufacturing and, through our ownership interests in affiliates, satellite-based communications services.

Recent Developments

On June 26, 2012, Loral and Space Systems/Loral, Inc., a Delaware corporation and a wholly-owned subsidiary of Loral (“SS/L”), entered into a purchase agreement (the “Purchase Agreement”) with MacDonald, Dettwiler and Associates Ltd., a Canadian corporation (“MDA”), and MDA Communications Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of MDA (“Purchaser” or “MDA Holdings”), pursuant to which the Company has agreed to sell one hundred percent of the outstanding equity interests in SS/L to Purchaser for $774 million (subject to certain purchase price adjustments set forth in the Purchase Agreement) and certain related real estate to MDA for a $101 million promissory note.

Prior to consummating the sale, SS/L will (i) be converted into a limited liability company, (ii) transfer the real estate owned by it to a newly formed limited liability company (the “Land LLC”), (iii) distribute the equity interests in the Land LLC to Loral, and (iv) pay a dividend and repay intercompany balances to Loral in an amount equal to approximately $111.9 million plus $192,500 per day from March 31, 2012 to the closing of the transaction, plus amounts accrued from March 31, 2012 to the closing of the transaction under the existing management and shared services agreements between Loral and SS/L.

The transaction will be taxable, and, for tax purposes, treated as a sale of assets.

The $101 million promissory note to be received from MDA will bear interest at the rate of 1% per annum and will amortize in three equal annual installments commencing March 31, 2013. The note will be secured by a letter of guarantee from Royal Bank of Canada.

Under the terms of the Purchase Agreement, Loral will indemnify SS/L for all Covered Litigation Costs and any Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and will retain control of the defense of the lawsuit against SS/L and Loral by ViaSat, Inc. as well as SS/L’s counterclaims against ViaSat, Inc. in that lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Damages is subject to a dollar cap.

The closing of the transactions contemplated by the Purchase Agreement is subject to certain closing conditions, including: (i) that from the date of the Purchase Agreement to the closing date of the transactions contemplated thereby a Material Adverse Effect (as defined in the Purchase Agreement) shall not have occurred, (ii) that any required waiting periods (including any extension thereof) applicable to the consummation of the transactions contemplated by the Purchase Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have terminated or expired, (iii) obtaining the approval of the Committee on Foreign Investment in the United States (CFIUS), and (iv) other customary closing conditions. If the sale of SS/L is not consummated by November 23, 2012, either Loral or MDA may terminate the Purchase Agreement provided that each party’s right to terminate the Purchase Agreement shall not be available if such party’s action or failure to act has caused the failure of the closing to take place by November 23, 2012 and such action or failure constitutes a breach of the Purchase Agreement.

Description of Business

SS/L designs and manufactures satellites, space systems and space system components for commercial and government customers whose applications include fixed satellite services (“FSS”), direct-to-home (“DTH”) broadcasting, mobile satellite services (“MSS”), broadband data distribution, wireless telephony, digital radio, digital mobile broadcasting, military communications, weather monitoring and air traffic management.

The operations of SS/L, previously reported as the satellite manufacturing operating segment, have been reclassified as discontinued operations in our statements of operations and cash flows. The assets and liabilities of SS/L have been reflected as assets held for sale and liabilities held for sale, respectively, on our condensed consolidated balance sheet as of June 30, 2012.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsequent to the sale of SS/L, Loral will have, as a result of the pending transaction with MDA and MDA Holdings, one operating segment consisting of satellite based communications services. Loral participates in satellite services operations principally through its ownership interest in Telesat Holdings Inc. (“Telesat Holdco”) which owns Telesat Canada (“Telesat”), a global FSS provider. Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.

Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat Holdco (see Note 10). We use the equity method of accounting for our ownership interest in Telesat Holdco.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of income (loss) reported for the period. Actual results could differ from estimates.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Most of our satellite manufacturing revenue, included in discontinued operations for the three and six months ended June 30, 2012 and 2011, is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including performance incentives) and the potential for component obsolescence in connection with long-term procurements. Changes in estimates are typically the result of schedule changes that affect performance incentives and penalties, changes in contract scope, changes in new business forecasts that can affect the level of overhead allocated to a given contract and changes in estimates on contracts as a result of the complex nature of the satellites we manufacture. Changes in estimates are determined using the cumulative catch-up method, which recognizes the cumulative effect of changes in estimates on current and prior periods in the current period based on a contract’s completion percentage. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period will result in additional profit, and unfavorable changes in estimates will result in a reduction of profit or the recording of a loss that will be borne solely by us. For the three months ended June 30, 2012 and 2011, cumulative catch up adjustments related to prior period activity as a result of changes in contract estimates increased income from discontinued operations before income taxes by $1 million and $8 million, respectively, and diluted earnings per share by $0.01 and $0.15, respectively. For the six months ended June 30, 2012 and 2011, cumulative catch up adjustments related to prior period activity as a result of changes in contract estimates increased income from discontinued operations before income taxes by $4 million and $25 million, respectively, and diluted earnings per share by $0.09 and $0.49, respectively.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$50,561	$—	$—
Available-for-sale securities
Communications industry	$315	$—	$—
Derivatives
Foreign exchange contracts	$—	$1,431	$—
Non-qualified pension plan assets	$257	$—	$—
Liabilities:
Derivatives
Foreign exchange contracts	$—	$1,913	$—

Included in the above table are cash equivalents (money market funds) of $14.1 million included in assets held for sale and derivatives (foreign exchange contracts) of $1.8 million that are included in liabilities held for sale as of June 30, 2012. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of June 30, 2012.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. This guidance was adopted by the Company on January 1, 2012 and did not have a significant impact on our consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Discontinued Operations

As a result of the agreement to sell SS/L (see Note 1), we have reclassified SS/L’s operations as discontinued operations in our condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011.

The following is a summary of SS/L’s assets and liabilities held for sale as of June 30, 2012 (in thousands):

June 30,
2012
Assets
Current assets	$340,010
Property, plant and equipment, net	211,008
Long-term receivables	352,235
Other assets	102,056

Total assets held for sale	$1,005,309

June 30,
2012
Liabilities
Current liabilities	$435,716
Pension and other postretirement liabilities	268,020
Long-term liabilities	26,229

Total liabilities held for sale	$729,965

The following is a summary of SS/L’s operating results which are included in income from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$294,377	$252,422	$581,090	$532,321
Operating income	8,765	22,040	11,123	54,585
Income before income taxes	13,170	25,750	25,038	63,221
Income tax provision	(8,233)	(10,965)	(11,593)	(23,831)
Net income	4,937	14,785	13,445	39,390

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Non-cash operating items:
Equity in net loss (income) of affiliates	$4,484	$(70,186)
Deferred taxes	(1,910)	12,899
Depreciation and amortization	36	78
Stock based compensation	536	494
Amortization of prior service credits and net actuarial gain	338	81
Gain on disposition of net assets	—	(5,118)
Unrealized gain on non-qualified pension plan assets	(87)	(198)
(Gain) loss on foreign currency transactions and contracts	(1,350)	71

Net non-cash operating items — continuing operations	$2,047	$(61,879)

Non-cash operating items — discontinued operations	$26,438	$30,309

Non-cash investing activities:
Capital expenditures incurred not yet paid — discontinued operations	$7,881	$2,239

Non-cash financing activities:
Repurchase of voting common stock not yet paid — continuing operations	$1,192	$—

Supplemental information:
Interest paid — continuing operations	$57	$82

Interest paid — discontinued operations	$914	$958

Tax payments net of refunds	$85	$5,213

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended June 30,
	2012			2011
	Before-Tax Amount	Tax (Expense) Benefit	Net-of Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of Tax Amount
Amortization of prior service credits and net actuarial loss	$2,012	$(809)	$1,203	$332	$(144)	$188
Proportionate share of Telesat Holdco other comprehensive (loss) income	(869)	347	(522)	2,842	(1,219)	1,623

Derivatives:
Unrealized gain (loss) on foreign currency hedges	1,392	(560)	832	(3,968)	1,581	(2,387)
Less: reclassification adjustment for loss included in net income	1,879	(754)	1,125	4,332	(1,740)	2,592

Net unrealized gain on derivatives	3,271	(1,314)	1,957	364	(159)	205

Unrealized loss on available-for-sale securities	(374)	150	(224)	(39)	17	(22)

Other comprehensive income	$4,040	$(1,626)	$2,414	$3,499	$(1,505)	$1,994

	Six Months Ended June 30,
	2012			2011
	Before-Tax Amount	Tax (Expense) Benefit	Net-of Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of Tax Amount
Amortization of prior service credits and net actuarial loss	$4,024	$(1,617)	$2,407	$664	$(278)	$386
Proportionate share of Telesat Holdco other comprehensive income	39	(18)	21	512	(282)	230

Derivatives:
Unrealized loss on foreign currency hedges	(285)	115	(170)	(15,541)	6,248	(9,293)
Less: reclassification adjustment for loss included in net income	5,156	(2,073)	3,083	6,181	(2,485)	3,696

Net unrealized gain (loss) on derivatives	4,871	(1,958)	2,913	(9,360)	3,763	(5,597)

Unrealized loss on available-for-sale securities	(217)	87	(130)	(216)	87	(129)

Other comprehensive income (loss)	$8,717	$(3,506)	$5,211	$(8,400)	$3,290	$(5,110)

6. Contracts-in-Process and Long-Term Receivables

Contracts-in-Process

Contracts-in-Process are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Contracts-in-Process:
Amounts billed	$172,054	$107,920
Unbilled receivables	51,520	51,341

	223,574	159,261

Billed and unbilled receivables classified as assets held for sale	(223,574)	—

Contracts-in-process, as reported	$—	$159,261

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2012 and December 31, 2011, billed receivables were reduced by an allowance for doubtful accounts of $0.2 million. The allowance as of June 30, 2012 was included in assets held for sale.

Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

Long-Term Receivables

Billed receivables relating to long-term contracts are expected to be collected within one year. As of December 31, 2011, we classified deferred billings and the orbital receivable component of unbilled receivables expected to be collected beyond one year as long-term. Fresh-start fair value adjustments relating to long-term receivables are amortized using the effective interest method over the life of the related orbital stream (see Note 11).

Receivable balances related to satellite orbital incentive payments, deferred billings and the Telesat consulting services fee (see Note 20) as of June 30, 2012 and December 31, 2011 are presented below (in thousands):

	June 30, 2012	December 31, 2011
Orbital receivables	$364,669	$354,852
Deferred receivables	4,690	1,973
Telesat consulting services receivable	22,311	20,700

	391,670	377,525
Less: current portion included in contracts-in-process	(17,124)	(14,837)

Long-term receivables	374,546	362,688

Long-term receivables classified as assets held for sale	(352,235)	—

Long-term receivables, as reported	$22,311	$362,688

Long-term receivables as reported of $22.3 million as of June 30, 2012 represents fees from Telesat for consulting services.

Financing Receivables

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of June 30, 2012 (in thousands):

	Total	Unlaunched	Launched	Financing Receivables Subject To Aging	Current	90 Days or Less	More Than 90 Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$347,545	$153,603	$193,942	$193,942	$193,942	$—	$—
Short term unbilled	12,477	—	12,477	12,477	12,477	—	—
Short term billed	4,647	—	4,647	4,647	4,647	—	—

	364,669	153,603	211,066	211,066	211,066	—	—
Deferred Receivables	4,690	—	—	4,690	4,690	—	—

Consulting Services:
Receivables from Telesat	22,311	—	—	22,311	22,311	—	—

	391,670	153,603	211,066	238,067	238,067	—	—
Contracts-in-Process:
Unbilled receivables	39,043	39,043	—	—	—	—	—

Total financing receivables	430,713	192,646	211,066	238,067	238,067	—	—

Financing receivables classified as assets held for sale	(408,402)	(192,646)	(211,066)	(215,756)	(215,756)	—	—

Financing receivables, as reported	$22,311	$—	$—	$22,311	$22,311	$—	$—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of December 31, 2011 (in thousands):

	Total	Unlaunched	Launched	Financing Receivables Subject To Aging	Current	90 Days or Less	More Than 90 Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$340,015	$141,518	$198,497	$198,497	$198,497	$—	$—
Short term unbilled	11,370	—	11,370	11,370	11,370	—	—
Short term billed	3,467	—	3,467	3,467	1,084	—	2,383

	354,852	141,518	213,334	213,334	210,951	—	2,383
Deferred Receivables	1,973	—	—	1,973	1,973	—	—

Consulting Services:
Telesat receivables	20,700	—	—	20,700	20,700	—	—

	377,525	141,518	213,334	236,007	233,624	—	2,383

Contracts-in-Process:
Unbilled receivables	39,971	39,971	—	—	—	—	—

Total financing receivables	$417,496	$181,489	$213,334	$236,007	$233,624	$—	$2,383

Billed receivables of $167.4 million and $104.5 million as of June 30, 2012 and December 31, 2011, respectively (not including billed orbital receivables of $4.6 million and $3.5 million as of June 30, 2012 and December 31, 2011, respectively) have been excluded from the tables above as they have contractual maturities of less than one year.

Long term unbilled receivables include satellite orbital incentives related to satellites under construction of $153.6 million and $141.5 million as of June 30, 2012 and December 31, 2011, respectively. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the applicable satellite is launched. Contracts-in-process include $39.0 million and $40.0 million as of June 30, 2012 and December 31, 2011, respectively, of unbilled receivables that represent accumulated incurred costs and earned profits net of losses on contracts in process that have been recorded as sales but have not yet been billed to customers. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the contractual obligation to bill the customer is fulfilled. All unbilled receivables as of June 30, 2012 are included in assets held for sale in our condensed consolidated balance sheet.

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

Rating Categories	June 30, 2012	December 31, 2011
A/BBB	$41,766	$41,607
BB/B	285,163	246,373
B/CCC	105,161	94,156
Customers in bankruptcy	—	39,307
Other	(1,377)	(3,947)

Total financing receivables	$430,713	417,496

As of June 30, 2012, all financing receivables, except for $22.3 million included in rating category BB/B consisting of the receivable from Telesat for consulting services, were included in assets held for sale.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Inventories

Inventories are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Inventories-gross	$121,870	$110,087
Impaired inventory	(31,634)	(31,360)

	90,236	78,727
Inventories included in other assets	(1,426)	(1,426)

	88,810	77,301

Inventories classified as assets held for sale	(88,810)	—

Inventories, as reported	$—	$77,301

8. Financial Instruments, Derivative Instruments and Hedging

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

As of June 30, 2012, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the June 30, 2012 exchange rates) that were unhedged (in thousands):

	Foreign Currency	U.S.$
Future revenues — Japanese yen	¥13,386	$168
Future expenditures — Japanese yen	¥3,076,810	$38,535
Future revenues — euros	€17,283	$21,898
Future expenditures — euros	€1,717	$2,175

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate fair value of derivative instruments in an asset position was $1.4 million as of June 30, 2012. This amount represents the maximum exposure to loss at the reporting date as a result of the potential failure of the counterparties to perform as contracted. These derivative instruments were settled in July 2012.

SS/L enters into long-term construction contracts with customers and vendors, some of which are denominated in foreign currencies. Hedges of expected foreign currency denominated contract revenues and related purchases are designated as cash flow hedges and evaluated for effectiveness at least quarterly. Effectiveness is tested using regression analysis. The effective portion of the gain or loss on a cash flow hedge is recorded as a component of other comprehensive income (“OCI”) and reclassified to income in the same period or periods in which the hedged transaction affects income. The ineffective portion of a cash flow hedge gain or loss is included in income.

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

In March 2012, Telesat declared a special cash distribution denominated in Canadian dollars to be paid in two tranches (see Note 10). Loral entered into a foreign exchange forward contract to hedge foreign exchange risk associated with the payment of the second tranche. This foreign exchange forward contract has not been designated as a hedging instrument.

The maturity of foreign currency exchange contracts held as of June 30, 2012 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows (in thousands):

	To Buy
Maturity	Euro Amount	CAD Amount		Hedge Contract Rate	At Market Rate
2012	€—	C	AD 45,020	$44,159	$44,228
2012	431		—	544	542

	431		45,020	44,703	44,770

Discontinued operations	(431)		—	(544)	(542)

Continuing operations	€—	C	AD 45,020	$44,159	$44,228

	To Sell
Maturity	Euro Amount	CAD Amount		Hedge Contract Rate	At Market Rate
2012	€—	C	AD 90,040	$89,758	$88,477
2012	7,594		—	9,209	9,625
2013	27,000		—	32,894	34,278

	34,594		90,040	131,861	132,380

Discontinued operations	(34,594)		—	(42,103)	(43,903)

Continuing operations	€—	C	AD 90,040	$89,758	$88,477

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Balance Sheet Classification

The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of June 30, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts
			Other current liabilities	$1,765

				1,765

Derivatives not designated as hedging instruments
Foreign exchange contracts
	Other current assets	$1,431	Other current liabilities	118

Total derivatives		1,431		1,883

Derivatives classified as held for sale		—		(1,802)

Derivatives, as reported		$1,431		$81

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flow Hedge Gains (Losses) Recognition

The following summarizes the gains (losses) recognized in the consolidated statements of operations and in accumulated other comprehensive loss for all derivatives for the three and six months ended June 30, 2012, respectively (in thousands):

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) on Derivative Ineffectiveness and Amounts Excluded from Effectiveness Testing
		Location	Amount	Location	Amount
Three months ended June 30, 2012:
Foreign exchange contracts	$1,392	Revenue	$(1,879)	Revenue	$(27)
				Interest income	$—
Six months ended June 30, 2012:

Foreign exchange contracts	$(285)	Revenue	$(5,156)	Revenue	$180
				Interest income	$—

Cash Flow Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives
	Location	Amount
Three months ended June 30, 2012:
Foreign exchange contracts	Revenue	$(251)
	Other income	1,350

Total gain		1,099
Loss included in discontinued operations		251

Gain as reported		$1,350

Six months ended June 30, 2012:
Foreign exchange contracts	Revenue	$(18)
	Other income	1,350

Total gain		1,332
Loss included in discontinued operations		18

Gain as reported		$1,350

The following summarizes the gains (losses) recognized in the consolidated statements of operations as income from discontinued operations and in accumulated other comprehensive loss for all derivatives for the three and six months ended June 30, 2011, respectively (in thousands):

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) on Derivative Ineffectiveness and Amounts Excluded from Effectiveness Testing
		Location	Amount	Location	Amount
Three months ended June 30, 2011
Foreign exchange contracts	$(3,968)	Revenue	$(4,332)	Revenue	$(61)
				Interest income	$—

Six months ended June 30, 2011:
Foreign exchange contracts	$(15,541)	Revenue	$(6,181)	Revenue	$1,074
				Interest income	$(1)

Cash Flow Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives
	Location	Amount
Three months ended June 30, 2011:
Foreign exchange contracts	Revenue	$1,255

Six months ended June 30, 2011:
Foreign exchange contracts	Revenue	$(1,195)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of derivatives as reported in our condensed consolidated balance sheet as of June 30, 2012 and the gain (loss) from cash flow derivatives not designated as hedging instruments as reported for the three and six months ended June 30, 2012 represent hedges of the second tranche of the special cash distribution declared by Telesat in March 2012 and received by Loral in July 2012.

We estimate that $2.3 million of SS/L’s losses from derivative instruments included in accumulated other comprehensive loss as of June 30, 2012 will be reclassified into earnings within the next 12 months.

9. Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	June 30, 2012	December 31, 2011
Land and land improvements	$27,291	$27,036
Buildings	69,308	69,182
Leasehold improvements	18,603	16,696
Equipment	197,155	182,987
Furniture and fixtures	33,902	31,412
Construction in progress	29,173	25,828

	375,432	353,141
Accumulated depreciation and amortization	(164,361)	(149,419)

	211,071	203,722

Property, plant and equipment, net, classified as assets held for sale	(211,008)	—

Property, plant and equipment, net, as reported	$63	$203,722

Depreciation and amortization consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total depreciation and amortization	$7,747	$7,125	$14,941	$14,028
Depreciation and amortization included in income from discontinued operations	(7,729)	(7,090)	(14,905)	(13,950)

Depreciation and amortization included in income from continuing operations	$18	$35	$36	$78

Property, plant and equipment, net, as reported as of June 30, 2012 and depreciation and amortization expense included in income from continuing operations for the three and six months ended June 30, 2012 and 2011, represent amounts related to Loral’s Corporate office.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	June 30, 2012	December 31, 2011
Telesat Holdings Inc.	$—	$377,244
XTAR, LLC	65,982	68,991

	$65,982	$446,235

Our investment in Telesat Holdco has been reduced to zero as of June 30, 2012, as discussed below.

Equity in net (loss) income of affiliates consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Telesat Holdings Inc.	$(8,855)	$26,059	$(1,475)	$74,081
XTAR, LLC	(2,498)	(2,089)	(3,009)	(3,853)
Other	—	(30)	—	(42)

	$(11,353)	$23,940	$(4,484)	$70,186

Income from discontinued operations in our condensed consolidated statements of operations reflects the effects of the following amounts related to SS/L’s transactions with our affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$22,427	$33,594	$46,583	$75,845
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(7,184)	127	(14,025)	(7,193)
Profits relating to affiliate transactions not eliminated	4,041	(71)	7,889	4,049

The above amounts related to transactions with affiliates exclude the effect of Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related net assets. As a result of this sale to Telesat, Loral received a $13 million sale premium and reversed $5 million of cumulative intercompany profit eliminations that were recorded when the satellite was being built for Loral. This combined benefit was reduced by the $11 million elimination of the portion of the benefit applicable to Loral’s 64% interest in Telesat, which has been reflected as a reduction of our investment in Telesat, and the remaining $7 million has been reflected as a gain on our consolidated statement of operations including $1.8 million in income from discontinued operations for the three and six months ended June 30, 2011.

Equity in net income of affiliates for the six months ended June 30, 2012 included $4.6 million of profits previously eliminated on satellite sales from SS/L to affiliates that should have been recognized in prior periods as the satellites were depreciated. The Company has not revised previously reported amounts based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the closing of the Telesat Credit Agreement, the Board of Directors of Telesat approved a special cash distribution to Telesat’s shareholders of CAD 656.5 million, including a distribution of CAD 420 million to Loral. The special distribution by Telesat to its shareholders was authorized to be paid in two tranches; the first tranche was paid by Telesat on March 28, 2012, with Loral receiving CAD 375 million ($376 million), and the second tranche was paid by Telesat on July 5, 2012, with Loral receiving CAD 45 million ($46 million). The special cash distribution received from Telesat on March 28, 2012 has been reflected in our condensed consolidated balance sheet as of June 30, 2012 as a reduction to investment in affiliates. Because the special cash distribution exceeds our cumulative equity in net income of Telesat and our initial investment, our investment account in Telesat has been reduced to zero. As of June 30, 2012, we had approximately $41 million of equity in net losses of Telesat that was not recognized in our statement of operations because we have no guarantees or other funding obligations related to our ownership interests in Telesat.

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

On May 14, 2012, Telesat issued, through a private placement, $700 million of 6.0% senior notes which mature on May 15, 2017. The 6% senior notes are subordinated to Telesat’s existing and future secured indebtedness, including obligations under its senior credit facilities, and are governed under the 6% senior notes indenture. The net proceeds of the offering, along with available cash on hand, were used to fund redemption or repurchase of all of Telesat’s 11% senior notes due November 1, 2015 issued under an indenture dated as of June 30, 2008 and to pay certain financing costs and redemption premiums.

The ability of Telesat to pay dividends and consulting fees in cash to Loral is governed by applicable covenants relating to Telesat’s debt and shareholder agreements. Under Telesat’s 12.5% note indenture, which is generally the most restrictive agreement, dividends may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the terms of its 12.5% note indenture, Telesat is permitted to pay consulting fees to Loral only when Telesat’s ratio of consolidated total debt to consolidated EBITDA is less than 5.0 to 1.0. For six months ended June 30, 2012 and 2011, Loral received payments from Telesat of $1.6 million for consulting fees and interest.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents summary financial data for Telesat in accordance with U.S. GAAP as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statement of Operations Data:
Revenues	$199,852	$207,139	$395,875	412,861
Operating expenses	(52,207)	(47,041)	(135,947)	(93,816)
Depreciation, amortization and stock-based compensation	(61,009)	(62,768)	(121,497)	(124,959)
Loss on disposition of long lived asset	(18)	(5)	(76)	(764)
Operating income	86,618	97,325	138,355	193,322
Interest expense	(61,592)	(54,373)	(113,282)	(110,685)
Expense of refinancing	(57,541)	—	(79,403)	—
Foreign exchange (losses) gains	(56,178)	15,238	6,312	98,568
Financial instruments gains (losses)	25,770	(11,171)	(655)	(40,894)
Other income	241	494	965	1,590
Income tax provision	(6,748)	(9,158)	(4,319)	(24,883)
Net (loss) income	(69,430)	38,355	(52,027)	117,018

	June 30, 2012	December 31, 2011
Balance Sheet Data:
Current assets	$218,161	$351,802
Total assets	5,253,525	5,347,174
Current liabilities	248,740	289,351
Long-term debt, including current portion	3,307,511	2,817,857
Promissory note	140,393	—
Total liabilities	4,712,677	4,045,619
Redeemable preferred stock	—	138,485
Shareholders’ equity	540,848	1,163,070

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of June 30, 2012, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $24 million in 2012, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch Up Payments through June 30, 2012 were $16.7 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 20). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s shareholder agreements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents summary financial data for XTAR as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statement of Operations Data:
Revenues	$6,821	$8,457	$14,672	$17,327
Operating expenses	(8,279)	(8,625)	(16,603)	(17,129)
Depreciation and amortization	(2,345)	(2,403)	(4,750)	(4,808)
Operating loss	(3,803)	(2,571)	(6,681)	(4,610)
Net loss	(4,572)	(3,723)	(8,243)	(6,860)

	June 30, 2012	December 31, 2011
Balance Sheet Data:
Current assets	$7,276	$10,558
Total assets	80,000	88,033
Current liabilities	45,530	45,704
Total liabilities	54,824	54,614
Members’ equity	25,176	33,419

Other

As of June 30, 2012 and December 31, 2011, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

11. Intangible Assets

Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of (in thousands):

	Weighted Average Remaining	June 30, 2012		December 31, 2011
	Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Internally developed software and technology	1	$59,027	$(58,409)	$59,027	$(57,173)
Trade names	13	9,200	(3,105)	9,200	(2,875)

		68,227	(61,514)	68,227	(60,048)

Intangible assets, net, classified as assets held for sale		(68,227)	61,514	—	—

Intangible assets, net, as reported		$—	$—	68,227	$(60,048)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total amortization expense for intangible assets, included in income from discontinued operations was $0.7 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively. Annual amortization expense for intangible assets for the five years ending December 31, 2016 is estimated to be as follows (in thousands):

2012	$2,314
2013	460
2014	460
2015	460
2016	460

The following summarizes fair value adjustments made in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities (in thousands):

	June 30, 2012	December 31, 2011
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	21,230	20,255

	(15,666)	(16,641)

Fair value adjustments, net classified as (assets) liabilities held for sale	15,666	—

Fair value adjustments, net, as reported	$—	$(16,641)

Net amortization of these fair value adjustments, included in income from discontinued operations, was a credit to expense of $0.4 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $1.0 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

All amortization expense related to intangible assets has been classified as income from discontinued operations for the three and six months ended June 30, 2012 and 2011.

12. Debt

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

The following summarizes information related to the SS/L Credit Agreement and prior credit agreement (in thousands):

	June 30, 2012	December 31, 2011
Letters of credit outstanding	$4,388	$4,785
Borrowings	40,000	—
Interest rate on revolver borrowings	3.99075%	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense (including commitment and letter of credit fees)	$386	$325	$708	$646
Amortization of issuance costs	$182	$181	$363	$362

As of June 30, 2012, all borrowings were classified as liabilities held for sale.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest expense and amortization of issuance costs were included in income from discontinued operations for the three and six months ended June 30, 2012 and 2011.

13. Income Taxes

The following summarizes our income tax benefit (provision) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total current income tax provision	$(1,582)	$(6,942)	$(2,179)	$(5,353)
Total deferred income tax provision	(888)	(13,477)	(6,873)	(30,429)

Total income tax provision	(2,470)	(20,419)	(9,052)	(35,782)
Income tax provision included in income from discontinued operations	(8,233)	(10,965)	(11,593)	(23,831)

Income tax benefit (provision) on income from continuing operations	$5,763	$(9,454)	$2,541	$(11,951)

The deferred income tax provisions for the three and six months ended June 30, 2012 include an expense of $1.5 million to increase our valuation allowance against net deferred tax assets. Based on all available evidence, we determined that as of June 26, 2012, the date when the assets and liabilities of SS/L have been reclassified as assets held for sale and liabilities held for sale on our condensed consolidated balance sheet, it was more likely than not that we would not realize a future benefit from that portion of our deferred tax assets.

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax provision (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current provision for UTPs	$(1,375)	$(5,123)	$(1,913)	$(2,479)
Deferred benefit for UTPs	260	3,578	438	4,267

Total income tax (provision) benefit for UTPs	(1,115)	(1,545)	(1,475)	1,788
(Provision) benefit for UTPs included in income from discontinued operations	(354)	(620)	(2,117)	893

(Provision) benefit for UTPs on income from continuing operations	$(761)	$(925)	$642	$895

As of June 30, 2012, we had unrecognized tax benefits relating to UTPs of $113 million. Pursuant to the Purchase Agreement for the sale of SS/L to MDA, we will, in general, indemnify SS/L for taxes related to periods prior to the closing of the transaction. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of June 30, 2012, we have accrued approximately $31.8 million and $24.3 million for the payment of potential tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to UTPs related to Old Loral, as well as several of our federal and state income tax returns filed for 2007 and 2008, potentially resulting in a $60.9 million reduction to our unrecognized tax benefits. This reduction would provide an $88 million benefit to our income tax provision on income from continuing operations, including the reversal of applicable interest and penalties previously accrued.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Six Months Ended June 30,
	2012	2011
Liabilities for UTPs:
Opening balance — January 1	$139,916	$122,857
Current provision (benefit) for:
Unrecognized tax benefits	(115)	2,722
Potential additional interest	3,094	2,803
Potential additional penalties	6	1,153
Statute expirations	(1,072)	(942)
Tax settlements	—	(3,257)

Ending balance — June 30	$141,829	$125,336

As of June 30, 2012, if none of our positions are overturned by the taxing authorities, the Company’s future income tax provisions on income from continuing operations would be reduced by approximately $110 million. Other than as described above, there were no significant changes to our uncertain tax positions during the six months ended June 30, 2012 and 2011, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

14. Equity

Special Dividend

On March 28, 2012, our Board of Directors declared a special dividend of $13.60 per share for an aggregate dividend of $418 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012.

In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special dividend. As a result, options outstanding increased by 19,058 and restricted stock units (“RSUs”) increased by 6,875. Certain RSU holders, who elected to receive the dividend in cash, will receive additional payments totaling $2.5 million on their RSU settlement dates.

Treasury Stock

In November 2011, our Board of Directors authorized the purchase of up to 800,000 shares of our voting common stock. These purchases may be made from time to time in the open market or private transactions, as conditions may warrant. Under the repurchase program, as of December 31, 2011, we had purchased 136,494 shares of our voting common stock at a total cost of $8.4 million (an average cost of $61.54 per share), of which $0.5 million was settled in January 2012. For the period commencing January 1, 2012 and ending June 30, 2012, 18,000 shares were purchased for $1.2 million (an average cost of $66.22 per share), and, as of June 30, 2012, 154,494 shares were held at a total cost of $9.6 million (an average cost of $62.09 per share). The repurchases of voting common stock for the six months ended June 30, 2012 were settled in July 2012. We intend to hold repurchased shares of our voting common stock in treasury. We account for the treasury shares using the cost method.

15. Stock-Based Compensation

As of June 30, 2012, there were 1,292,831 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if Loral restricted stock units or SS/L phantom stock appreciation rights are settled in Loral common stock.

The fair value of the SS/L phantom stock appreciation rights (“SS/L Phantom SARs”) is included as a liability in our consolidated balance sheets. The payout liability is adjusted each reporting period to reflect the fair value of the underlying SS/L equity based on the actual performance of SS/L. As of June 30, 2012 and December 31, 2011, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $1.2 million and $4.6 million, respectively. As of June 30, 2012, $0.5 million of the liability was included in liabilities held for sale. During the six months ended June 30, 2012 and 2011, cash payments of $3.9 million and $4.3 million, respectively, were made related to SS/L Phantom SARs.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total stock-based compensation	$620	$613	$1,142	$2,136
Stock-based compensation included in income from discontinued operations	(216)	(199)	(153)	(845)

Stock-based compensation included in income from continuing operations	$404	$414	$989	$1,291

Stock-based compensation included in income from continuing operations relates to Loral directors and Corporate employees. There were 11,057 units of stock-based awards granted during the six months ended June 30, 2012.

16. Pensions and Other Employee Benefit Plans

The following table provides the components of net periodic cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Pension Benefits Three Months Ended June 30,		Other Benefits Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$3,640	$3,048	$152	$181
Interest cost	6,366	6,327	763	837
Expected return on plan assets	(6,243)	(5,813)	—	(4)
Amortization of net actuarial loss or (gain)	2,967	1,390	(94)	(197)
Amortization of prior service credits	(679)	(679)	(182)	(182)

Net periodic cost	6,051	4,273	639	635

Net periodic cost included in income from discontinued operations	(5,420)	(3,759)	(630)	(643)

Net periodic cost included in income from continuing operations	$631	$514	$9	$(8)

	Pension Benefits Six Months Ended June 30,		Other Benefits Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$7,279	$6,096	$304	$362
Interest cost	12,732	12,654	1,526	1,674
Expected return on plan assets	(12,486)	(11,626)	—	(8)
Amortization of net actuarial loss or (gain)	5,935	2,780	(188)	(394)
Amortization of prior service credits	(1,359)	(1,358)	(364)	(364)

Net periodic cost	12,101	8,546	1,278	1,270

Net periodic cost included in income from discontinued operations	(10,839)	(7,517)	(1,260)	(1,286)

Net periodic cost included in income from continuing operations	$1,262	$1,029	$18	$(16)

Net periodic cost included in income from continuing operations for the three and six months ended June 30, 2012 and 2011 represents the cost of pension and other benefits for the active and retired employees of Loral’s Corporate headquarters and Loral’s Skynet subsidiary which was contributed to Telesat in 2007 (see Note 10).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Commitments and Contingencies

Financial Matters

SS/L has deferred revenue and accrued liabilities (classified as liabilities held for sale as of June 30, 2012) for warranty payback obligations relating to performance incentives for satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts included in liabilities held for sale for the six months ended June 30, 2012, is as follows (in thousands):

Balance of deferred amounts at January 1, 2012	$37,113
Warranty costs incurred including payments	(1,607)
Accruals relating to pre-existing contracts (including changes in estimates)	4,458

Balance of deferred amounts included in liabilities held for sale at June 30, 2012	39,964

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbital incentives”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital incentive payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included as assets held for sale in our consolidated balance sheet as of June 30, 2012 were $365 million, net of fair value adjustments of $16 million. Approximately $227 million of the gross orbital receivables are related to satellites launched as of June 30, 2012, and $154 million are related to satellites under construction as of June 30, 2012.

See Note 20 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.

Satellite Matters

Satellites are built with redundant or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. From time to time, anomalies may occur that require investigations to determine the cause of the anomaly and what remediation measures are appropriate. For example, certain of SS/L’s satellites have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss or that additional satellites will not experience power loss. In the event of additional power loss on the affected satellites or new power loss on satellites heretofore not affected, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of performance incentives. Based upon information currently available and existing power margins on affected satellites, SS/L believes that solar array anomalies will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

During the launch of the SS/L-built Intelsat 19 satellite on June 1, 2012, the satellite’s south solar array was damaged, resulting in a reduction of power available to the satellite’s transponders. SS/L has total orbital receivables related to this satellite of $18 million, which represents the maximum possible loss from this anomaly, excluding the cost of the failure investigation. The amount of any possible loss will depend on the amount of the reduction in power. The investigation to determine the cause of the damage is ongoing, and, as a result, the financial impact to SS/L cannot yet be estimated. If the satellite is determined to be the sole cause of the anomaly, the loss of orbital incentives is estimated to be approximately $8 million. If the launch vehicle is determined to be the cause, the full amount of orbital receivables would be expected to be recovered over the life of the satellite. No charge has been recorded pending completion of the investigation. If SS/L were required under U.S. GAAP to write down its orbital receivables as a result of the Intelsat 19 anomaly in the first year following the closing of the sale of SS/L to MDA Holdings, the purchase price received by Loral would be subject to a reduction equal to the amount of the write-down.

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

SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. There can be no assurance that infringement of existing third party patents has not occurred or will not occur. In the event of infringement, we could be required to pay royalties to obtain a license from the patent holder, refund money to customers for components that are not useable or redesign our products to avoid infringement, all of which would increase our costs. We could also be subject to injunctions prohibiting us from using components or methods. We may also be required under the terms of our customer contracts to indemnify our customers for damages relating to infringement. For example, ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) have commenced a lawsuit in the United States District Court for the Southern District of California against SS/L and Loral alleging, among other things, that SS/L and Loral infringed certain ViaSat patents and breached non-disclosure obligations in certain contracts with ViaSat in connection with the manufacture of satellites by SS/L for customers other than ViaSat. See “Legal Proceedings” below for details of this lawsuit.

See Note 20 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to SS/L’s obligation to make payments to Telesat for transponders on Telstar 18.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Legal Proceedings

In February 2012, ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) (collectively, “ViaSat”) commenced a lawsuit in the United States District Court for the Southern District of California against SS/L and Loral. The complaint alleged, among other things, that SS/L and Loral infringed certain ViaSat patents and that SS/L breached non-disclosure obligations in certain contracts with ViaSat in connection with the manufacture of satellites by SS/L for customers other than ViaSat. The complaint also sought to hold Loral liable for SS/L’s alleged infringement and breach of contract. The complaint sought, among other things, damages (including treble damages with respect to the patent infringement claims) in amounts to be determined at trial and to enjoin SS/L and Loral from further infringement of the ViaSat patents and breach of contract.

In April 2012, SS/L and Loral filed a motion to dismiss all of ViaSat’s patent infringement and breach of contract claims against Loral for failure to state a claim. In May 2012, the court issued an order granting the motion to dismiss as it pertains to the claims against Loral, but allowing ViaSat to amend its complaint to cure the pleading deficiencies if it could do so. The motion to dismiss also sought dismissal of ViaSat’s breach of contract claims against SS/L for failure to state a claim. The court in its May 7, 2012 order denied this aspect of the motion.

In addition, in April 2012, SS/L filed a separate complaint in the United States District Court for the Southern District of California against ViaSat for patent infringement and declaratory judgment. The complaint alleged, among other things, that ViaSat infringed certain SS/L patents in connection with its manufacture and sale of certain satellite communication products and services and sought a declaratory judgment that SS/L had not infringed and is not infringing the ViaSat patents, that ViaSat’s patents are invalid and that at least certain of ViaSat’s patents are unenforceable due to inequitable conduct. SS/L’s complaint sought, among other things, damages (including treble damages with respect to at least one of the patent infringement claims) in amounts to be determined at trial and to enjoin ViaSat from further infringement of the SS/L patents.

In May 2012, ViaSat amended its complaint, restating its claims against SS/L and purporting to strengthen its allegations against Loral to cure the deficiencies previously identified by the court in its May 2012 order. Specifically, the amended complaint alleges that Loral directly and indirectly infringed the patents-in-suit, that Loral directly breached non-disclosure obligations in a non-disclosure agreement between Loral and ViaSat and that Loral should be held liable for SS/L’s alleged infringement and breach of contract based on alter ego liability. In June 2012, Loral again moved to dismiss ViaSat’s allegations against Loral. In July 2012, the court granted Loral’s motion to dismiss ViaSat’s breach of contract and patent infringement causes of action based on alter ego liability and denied Loral’s motion to dismiss ViaSat’s direct and indirect patent infringement and breach of contract causes of action.

Also in June 2012, SS/L answered the ViaSat complaint and asserted counterclaims that mirrored the claims that SS/L had previously filed separately in April 2012. Thereafter, in June 2012, SS/L voluntarily dismissed, without prejudice, its April 2012 complaint, the effect of which was to consolidate within the original ViaSat action both ViaSat’s claims against SS/L and SS/L’s claims against ViaSat. In July 2012, ViaSat filed a motion to sever SS/L’s counterclaims against ViaSat so that those claims would be litigated in a separate case or, in the alternative, that the court bifurcate such claims for trial. A hearing on this motion is scheduled for the end of August 2012.

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

Under the terms of the Purchase Agreement, Loral will indemnify SS/L for all Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and will retain control of the defense of the lawsuit against SS/L and Loral by ViaSat as well as SS/L’s counterclaims against ViaSat in the lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Damages is subject to a dollar cap.

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

18. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Loss) income from continuing operations — basic	$(9,718)	$14,841	$(10,608)	$58,031
Less: Adjustment for dilutive effect of Telesat stock options	—	(998)	—	(2,967)

(Loss) income from continuing operations— diluted	$(9,718)	$13,843	$(10,608)	$55,064

Telesat stock options are excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2012, as the effect would be antidilutive.

Basic income per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common and potential common shares outstanding for diluted earnings per share:
Weighted average common shares outstanding	30,704	30,698	30,653	30,668
Stock options	—	217	—	346
Unvested restricted stock	—	2	—	3
Unvested restricted stock units	—	226	—	224

Common shares outstanding for diluted earnings per share	30,704	31,143	30,653	31,241

For the three and six months ended June 30, 2012, all stock options outstanding, unvested restricted stock and unvested restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive. The following summarizes stock options outstanding, unvested restricted stock and unvested restricted stock units excluded from the calculation of diluted loss per share:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Stock options outstanding	57	97

Unvested restricted stock	2	2

Unvested restricted stock units	232	223

19. Segments

Prior to the agreement to sell SS/L, Loral had two operating segments: satellite manufacturing and satellite services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the three and six months ended June 30, 2012 and 2011. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results as equity in net income of affiliates. Our ownership in XTAR, for which we use the equity method of accounting, is included in Corporate.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income before depreciation, amortization and stock-based compensation (excluding stock-based compensation from SS/L Phantom SARs expected to be settled in cash), gain on disposition of net assets and expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gain on disposition of net assets; gains or losses on litigation not related to our operations; expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders; other expense; and equity in net income of affiliates.

Adjusted EBITDA allows us and investors to compare our operating results with those of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gain on disposition of net assets, gains or losses on litigation not related to our operations, expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders, other expense and equity in net income of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other expenses, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intersegment revenues primarily consist of satellites under construction by satellite manufacturing for satellite services and the leasing of transponder capacity by satellite manufacturing from satellite services. Summarized financial information concerning the reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Satellite manufacturing:
External revenues	$271,871	$218,832	$534,367	$456,487
Intersegment revenues(1)	22,506	33,590	46,723	76,664

Satellite manufacturing revenues	294,377	252,422	581,090	533,151
Satellite services revenues(2)	199,852	207,139	395,875	412,861

Operating segment revenues before eliminations	494,229	459,561	976,965	946,012
Intercompany eliminations(3)	—	—	—	(830)
Affiliate eliminations(2)	(199,852)	(207,139)	(395,875)	(412,861)

Total revenues	294,377	252,422	581,090	532,321

Revenues included in income from discontinued operations	(294,377)	(252,422)	(581,090)	(532,321)

Revenues reported	$—	$—	$—	$—

Segment Adjusted EBITDA(4)
Satellite manufacturing	$17,244	$28,097	$27,537	$68,613
Satellite services(2)	153,866	160,098	303,274	319,045
Corporate(5)	(3,965)	(3,396)	(8,303)	(8,195)

Adjusted EBITDA before eliminations	167,145	184,799	322,508	379,463
Intercompany eliminations(3)	—	—	—	(279)
Affiliate eliminations(2)	(153,866)	(160,098)	(303,274)	(319,045)

Adjusted EBITDA	13,279	24,701	19,234	60,139

Adjusted EBITDA from discontinued operations	(17,244)	(28,097)	(27,537)	(68,334)

Adjusted EBITDA from continuing operations	(3,965)	(3,396)	(8,303)	(8,195)

Reconciliation to Operating Income
Depreciation, Amortization and Stock-Based Compensation(4)
Satellite manufacturing	(8,479)	(7,853)	(16,415)	(15,544)
Satellite services(2)	(61,009)	(62,768)	(121,497)	(124,959)
Corporate	(299)	(277)	(572)	(572)

Segment depreciation before affiliate eliminations	(69,787)	(70,898)	(138,484)	(141,075)
Affiliate eliminations(2)	61,009	62,768	121,497	124,959

Depreciation, amortization and stock-based compensation	(8,778)	(8,130)	(16,987)	(16,116)

Depreciation, amortization and stock-based compensation from discontinued operations	8,479	7,853	16,415	15,544

Depreciation, amortization and stock-based compensation as reported	(299)	(278)	(572)	(572)

Gain on disposition of net assets(6)	—	5,118	—	5,118

Operating (loss) income as reported	(4,264)	1,444	(8,875)	(3,649)

	June 30, 2012	December 31, 2011
Total Assets(7)
Satellite manufacturing	$—	$929,408
Satellite services(2) (8)	5,253,525	5,724,418
Corporate	453,924	529,501

Total assets before affiliate eliminations	5,707,449	7,183,327
Affiliate eliminations(2)	(5,253,525)	(5,347,174)

Total assets excluding assets held for sale	453,924	1,836,153
Total assets classified as assets held for sale	1,005,309	—

Total assets as reported	$1,459,233	$1,836,153

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)

Intersegment revenues include $22.5 million and $33.6 million for the three months ended June 30, 2012 and 2011, respectively, and $46.7 million and $75.8 million for the six months ended June 30, 2012 and 2011, respectively, of revenue from affiliates.

(2)

Satellite services represents Telesat. Affiliate eliminations represent the elimination of amounts attributable to Telesat whose results are reported under the equity method of accounting in our condensed consolidated statements of operations (see Note 10).

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

(6)

Represents the gain included in continuing operations on the sale of Loral’s portion of the payload on the ViaSat-1 satellite and related net assets to Telesat adjusted for elimination of Loral’s 64% ownership interest in Telesat.

(7)	Amounts are presented after the elimination of intercompany profit.

(8)	Includes $2.4 billion of satellite services goodwill related to Telesat as of June 30, 2012 and December 31, 2011.

20. Related Party Transactions

Transactions with Affiliates

Telesat

As described in Note 10, we own 64% of Telesat and account for our ownership interest under the equity method of accounting.

In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian partner, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions) and provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party and provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities. In addition, the Shareholders Agreement provides for either PSP or Loral to cause Telesat Holdco to conduct an initial public offering of its equity shares if an initial public offering has not been completed by October 31, 2011, the fourth anniversary of the Telesat transaction. On July 25, 2012, PSP delivered a notice to Telesat Holdco and Loral exercising its right to require Telesat Holdco to conduct an initial public offering. Loral is evaluating the effect of the notice and its obligations and alternatives. There can be no assurance as to whether, when or on what terms an initial public offering of Telesat Holdco equity may occur.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of June 30, 2012, SS/L had a contract with Telesat for the construction of the Anik G1 satellite. Information related to satellite construction contracts with Telesat is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues (included in income from discontinued operations) from Telesat satellite construction contracts	$22,501	$33,587	$46,712	$75,825
Milestone payments received from Telesat	15,726	41,121	34,305	72,118

Amounts receivable by SS/L from Telesat related to satellite construction contracts as of June 30, 2012 and December 31, 2011 were $9.4 million and $4.6 million, respectively. Amounts receivable as of June 30, 2012 are included in assets held for sale.

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of US $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses included income related to the Consulting Agreement of $1.25 million for each of the three month periods ended June 30, 2012 and 2011 and $2.5 million for each of the six month periods ended June 30, 2012 and 2011. We also had a long-term receivable related to the Consulting Agreement from Telesat of $22.3 and $20.7 million as of June 30, 2012 and December 31, 2011. We received payments of $1.6 million from Telesat for each of the six month periods ended June 30, 2012 and June 30, 2011 related to the Consulting Agreement.

In connection with the Telesat transaction, Loral has retained the benefit of tax recoveries related to the transferred assets and has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of June 30, 2012 and December 31, 2011, we had recognized a net receivable from Telesat of $0.5 million, representing our estimate of the probable outcome of these tax matters, which is included as other assets of $2.6 million and long-term liabilities of $2.1 million in the consolidated balance sheet. There can be no assurance, however, that these tax matters will be ultimately settled for the net amount recorded.

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

Loral received special cash distributions from Telesat of $376 million on March 28, 2012 and $46 million on July 5, 2012. The distributions were the result of a Telesat refinancing and recapitalization transaction (see Note 10).

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

A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the Viasat-1 satellite in January 2008. SS/L recorded sales to ViaSat under this contract of $0.2 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively and $0.5 million and $5.4 million for the six months ended June 30, 2012 and 2011, respectively. SS/L’s sales to ViaSat have been included in income from discontinued operations in our statements of operations for the three and six months ended June 30, 2012 and 2011.

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. In consideration for the assignment, Loral received $13 million from Telesat and was reimbursed by Telesat for approximately $48.2 million of net costs incurred through closing of the sale, including costs for the satellite, launch and insurance, and costs of the gateways and related equipment. Also, in connection with the assignment, Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers during the first four years after the commencement of service using the supplemental capacity. In connection with the sale, Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. Our condensed consolidated statements of operations for the three and six months ended June 30, 2011 included a $6.9 million gain on this transaction, including the portion classified as discontinued operations of $1.8 million, representing the $13 million in proceeds in excess of costs adjusted for cumulative intercompany profit eliminations and our retained ownership interest in Telesat. During 2010, a subsidiary of Loral entered into contracts with ViaSat for procurement of equipment and services and with Telesat for consulting, management, engineering and integration services related to the gateways that enable commercial services using the Loral Payload. Prior to April 11, 2011, we had made cumulative payments of $3.9 million to ViaSat and $1.4 million to Telesat under these agreements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Costs of satellite manufacturing for sales to related parties included in income from discontinued operations were $10.2 million and $34.6 million for the three months ended June 30, 2012 and 2011, respectively, and $24.3 million and $68.5 million for the six months ended June 30, 2012 and 2011, respectively.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of June 30, 2012 and December 31, 2011, our consolidated balance sheets included liabilities of $2.5 million and $3.7 million for the future use of these transponders. The liability as of June 30, 2012 was included in liabilities held for sale. Interest expense on this liability included in income from discontinued operations was $0.1 million for each of the three month periods ended June 30, 2012 and 2011, and $0.3 million for each of the six month periods ended June 30, 2012 and 2011. For the six months ended June 30, 2012 SS/L made payments of $1.4 million to Telesat pursuant to the agreement.

XTAR

As described in Note 10 we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of June 30, 2012 and December 31, 2011 were $4.9 million and $4.2 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three and six months ended June 30, 2012 and 2011.

MHR Fund Management LLC

Mark H. Rachesky, managing principal of MHR, and Hal Goldstein, a former managing principal of MHR, are members of Loral’s board of directors. Sai S. Devabhaktuni, former managing principal of MHR, was a member of the Loral Board until his resignation in January 2012.

Various funds affiliated with MHR and Dr. Rachesky held, as of June 30, 2012 and December 31, 2011, approximately 38.4% and 38.6%, respectively, of the outstanding voting common stock and as of both June 30, 2012 and December 31, 2011 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.5% and 57.7%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 40
Consolidated Operating Results	Page 43
Liquidity and Capital Resources:
Loral	Page 50
Telesat	Page 52
Contractual Obligations	Page 55
Statement of Cash Flows	Page 55
Affiliate Matters	Page 56
Commitments and Contingencies	Page 56
Other Matters	Page 56

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

Overview

Businesses

Recent Develpments

On June 26, 2012, Loral and Space Systems/Loral, Inc., a Delaware corporation and a wholly-owned subsidiary of Loral (“SS/L”), entered into a purchase agreement (the “Purchase Agreement”) with MacDonald, Dettwiler and Associates Ltd., a Canadian corporation (“MDA”), and MDA Communications Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of MDA (“Purchaser” or “MDA Holdings”), pursuant to which the Company has agreed to sell one hundred percent of the outstanding equity interests in SS/L to Purchaser for $774 million (subject to certain purchase price adjustments set forth in the Purchase Agreement) and certain related real estate to MDA for a $101 million promissory note.

Prior to consummating the sale, SS/L will (i) be converted into a limited liability company, (ii) transfer the real estate owned by it to a newly formed limited liability company (the “Land LLC”), (iii) distribute the equity interests in the Land LLC to Loral, and (iv) pay a dividend and repay intercompany balances to Loral in an amount equal to approximately $111.9 million plus $192,500 per day from March 31, 2012 to the closing of the transaction, plus amounts accrued from March 31, 2012 to the closing of the transaction under the existing management and shared services agreements between Loral and SS/L.

The transaction will be taxable, and, for tax purposes, treated as a sale of assets.

The $101 million promissory note to be received from MDA will bear interest at the rate of 1% per annum, and will amortize in three equal annual installments commencing March 31, 2013. The note will be secured by a letter of guarantee from Royal Bank of Canada.

Under the terms of the Purchase Agreement, Loral will indemnify SS/L for all Covered Litigation Costs and any Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and will retain control of the defense of the lawsuit against SS/L and Loral by ViaSat, Inc. as well as SS/L’s counterclaims against ViaSat, Inc. in that lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Damages is subject to a dollar cap.

The closing of the transactions contemplated by the Purchase Agreement is subject to certain closing conditions, including: (i) that from the date of the Purchase Agreement to the closing date of the transactions contemplated thereby a Material Adverse Effect (as defined in the Purchase Agreement) shall not have occurred, (ii) that any required waiting periods (including any extension thereof) applicable to the consummation of the transactions contemplated by the Purchase Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have terminated or expired, (iii) obtaining the approval of the Committee on Foreign Investment in the United States (CFIUS), and (iv) other customary closing conditions. If the sale of SS/L is not consummated by November 23, 2012, either Loral or MDA may terminate the Purchase Agreement provided that each party’s right to terminate the Purchase Agreement shall not be available if such party’s action or failure to act has caused the failure of the closing to take place by November 23, 2012 and such action or failure constitutes a breach of the Purchase Agreement.

Description of Business

SS/L designs and manufactures satellites, space systems and space system components for commercial and government customers whose applications include fixed satellite services (“FSS”), direct-to-home (“DTH”) broadcasting, mobile satellite services (“MSS”), broadband data distribution, wireless telephony, digital radio, digital mobile broadcasting, military communications, weather monitoring and air traffic management.

The operations of SS/L, previously reported as the satellite manufacturing operating segment, have been reclassified as discontinued operations in our statements of operations and cash flows. The assets and liabilities of SS/L have been reflected as assets held for sale and liabilities held for sale, respectively, on our condensed consolidated balance sheet as of June 30, 2012.

Subsequent to the sale of SS/L, Loral will have, as a result of the pending transaction with MDA and MDA Holdings, one operating segment consisting of satellite based communications services. Loral participates in satellite services operations principally through its ownership interest in Telesat Holdings Inc. (“Telesat Holdco”) which owns Telesat Canada (“Telesat”), a leading global fixed satellite services operator, with offices around the world. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations.

Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.3 billion of backlog as of June 30, 2012.

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

At June 30, 2012, Telesat provided satellite services to customers from its fleet of 13 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite which was launched in October 2011. Telesat successfully launched the Nimiq 6 satellite and placed it into commercial service during June 2012. Telesat currently has one satellite under construction, Anik G1, which Telesat anticipates will be launched in the second half of 2012.

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

Telesat believes its satellites produce a substantial combination of ongoing revenue from backlog, continuing revenue growth and an effective foundation upon which it will seek to continue to grow its revenue and cash flows. The growth is expected to come from the Canadian payload on the ViaSat-1 satellite, its newly launched Nimiq 6 satellite, its Anik G1 satellite under construction, and the sale of available capacity on its existing in-orbit satellites.

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

For the remainder of 2012, Telesat will remain focused on: increasing utilization on its existing satellites, continuing the construction, launch and deployment of the Anik G-1 satellite, securing additional customer requirements to support the procurement of additional satellites and maintaining cost and operating discipline.

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

In connection with the closing of the Telesat Credit Agreement, Telesat’s Board declared a special cash distribution to its shareholders, as a reduction of stated capital, in the amount of approximately CAD 656 million. Loral’s share of this amount is approximately CAD 420 million. On March 28, 2012, Telesat paid its shareholders approximately CAD 586 million of the special distribution, which was funded by the proceeds from the Telesat Senior Credit Facilities and excess cash from operations. Of this amount, Loral received approximately CAD 375 million ($376 million). The approximately CAD 70 million distribution remaining was paid in July 2012, with Loral receiving approximately CAD 45 million ($46 million). In connection with the cash distribution made to Telesat’s shareholders, Telesat’s Board also authorized approximately CAD 49 million in special payments to executives and certain employees of Telesat. Approximately CAD 44 million of special payments and benefits was recorded as compensation expense at June 30, 2012. The majority of the remaining payments are expected to be made over the next three years, subject to the executives’ and employees’ continued employment with Telesat on the payment date and other conditions.

On May 14, 2012, Telesat issued, through a private placement, $700 million of 6% senior notes which mature on May 15, 2017. The 6% senior notes are subordinated to Telesat’s existing and future secured indebtedness, including obligations under the Telesat Senior Credit Facilities, and are governed under the 6% senior notes indenture. The net proceeds of the offering, along with available cash on hand, were used to fund redemption or repurchase of all of Telesat’s 11% Senior Notes due November 1, 2015 issued under an indenture dated as of June 30, 2008 and to pay certain financing costs and redemption premiums.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 49% of Telesat’s revenues received in Canada for the three and six months ended June 30, 2012, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2012 would have increased or decreased Telesat’s net income for the six months ended June 30, 2012 by approximately $149 million.

General

On March 28, 2012, as a direct result of the special cash distribution by Telesat to its shareholders discussed above, the Loral Board of Directors declared a special dividend of $13.60 per share for an aggregate dividend of $418 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012. The dividend paid to Loral’s shareholders approximated the full amount of both dividend tranches to be received by Loral from Telesat. As the dividend was paid prior to receipt of the second tranche from Telesat, Loral used its available cash balance to fund the difference between the Loral dividend paid and the proceeds received from Telesat.

Subsequent to the consummation of the sale of SS/L, Loral’s remaining assets, primarily its ownership interests in Telesat, will continue to have substantial value. Loral may, from time to time, explore and evaluate possible other strategic transactions and alliances which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, we will require additional funds. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for these transactions on favorable terms, if at all.

In 2008, Loral agreed to purchase the Canadian coverage portion of the ViaSat-1 satellite, which was successfully launched in October 2011. The ViaSat-1 satellite is a high capacity Ka-band spot beam satellite for broadband services that was launched into the 115o West longitude orbital location. Loral also entered into an agreement with Xplornet, Canada’s largest rural broadband provider, to deliver high throughput satellite Ka-band capacity for broadband services in Canada. Under the agreement, Xplornet agreed to contract with Loral for the Canadian capacity on the ViaSat-1 satellite and associated gateway services for the expected life of the satellite, and Loral agreed to construct and operate four gateways in Canada. Approximately $50 million had been invested by Loral through April 11, 2011. A portion of these costs was funded by prepayments in 2010 from Xplornet of CAD 2.5 million as required under the agreement. On April 11, 2011, Loral assigned its investment in the Canadian broadband business, including the Canadian coverage portion of the ViaSat-1 satellite, to Telesat for $13 million plus reimbursement of approximately $48 million, representing Loral’s net costs incurred through the closing date (see Note 20 to the financial statements). In addition, in connection with the assignment, Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive, for four years, one-half of any net revenue actually earned by Telesat on such supplemental capacity.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2012.

Consolidated Operating Results —

Three Months Ended June 30, 2012 Compared With Three Months Ended June 30, 2011

The following compares our consolidated results for the three months ended June 30, 2012 and 2011 as presented in our financial statements (in millions):

Selling, General and Administrative Expenses

	Three Months Ended June 30,		% Increase/
	2012	2011	(Decrease)
Selling, general and administrative expenses	$4.3	$3.7	16%

Selling, general and administrative expenses, which are comprised of Corporate office expenses, increased by $0.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to a $0.3 million increase in compensation expense and costs of $0.3 million in 2012 to transition SS/L to a stand-alone entity.

Gain on Disposition of Net Assets

Gain on disposition of net assets for the three months ended June 30, 2011 represents the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat, net of the elimination of Loral’s 64% ownership interest in Telesat.

Interest and Investment Income

	Three Months Ended June 30,
	2012	2011
Interest and investment income	$0.4	$0.4

Interest and investment income for the three months ended June 30, 2012 and 2011 consists primarily of interest income on long-term receivables due from Telesat for consulting services.

Other Expense

Other expense for the three months ended June 30, 2012 is comprised of expenses of $1.4 million related to the sale of SS/L, substantially offset by a $1.3 million gain related to a foreign exchange forward contract to hedge the foreign exchange risk associated with the payment of the second tranche of the special cash distribution from Telesat that was received in July 2012. Other expense for the three months ended June 30, 2011 consisted primarily of expenses related to the sale and potential spin-off of SS/L.

Income Tax Provision

Our income tax provision for the three months ended June 30 is summarized as follows: (i) for 2012, we recorded a tax benefit of $5.8 million (which included a deferred provision of $1.5 million to increase our valuation allowance (see below) and a provision of $0.8 million for uncertain tax positions (“UTPs”)) on a pre-tax loss of $4.1 million and (ii) for 2011, we recorded a tax provision of $9.5 million (which included a provision of $0.9 million for UTPs) on pre-tax income of $0.4 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate (39% for 2012 and negative 94% for 2011) against the cumulative pre-tax loss for the six months ended June 30, 2012 and 2011 (before adjusting for certain tax items that are discrete to each period) less the provision recorded in each of the respective prior quarters. In addition, taxes provided on the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat were treated as discrete to the three months ended June 30, 2011 and not included in the expected effective annual tax rate.

The income tax provision included our tax expense or benefit on equity in net (loss) income of affiliates, which is included on the condensed consolidated statements of operations and comprehensive income below the line for income tax provision. When comparing 2012 to 2011, the impact of taxes provided on our projected equity in net income of Telesat for the full year 2011 relative to our projected pre-tax loss from continuing operations for 2011 (without the gain from discrete items) caused the significant increase to our expected effective annual tax rate.

For the three months ended June 30, 2012, we increased our deferred income tax provision by $1.5 million to establish an additional valuation allowance against our net deferred tax assets after having determined, based on all available evidence, that when the assets and liabilities of SS/L were reclassified on our condensed consolidated balance sheet as assets held for sale and liabilities held for sale it was more likely than not that we would not realize the benefit from that portion of our deferred tax assets in the future. After the sale of SS/L and collection on the promissory note from MDA, future profitability from operations is not expected to be sufficient to realize the benefit from our remaining net deferred tax assets, which will consist primarily of federal net operating loss (“NOL”) carryforwards. The NOLs are subject to an annual limitation of $32.6 million under section 382 of the Internal Revenue Code and expire in 2022 and 2024. To the extent required, the Company would generate sufficient taxable income from the appreciated value of its Telesat investment, which currently has a nominal tax basis, in order to prevent the NOLs from expiring and realize the benefit of all remaining deferred tax assets on our condensed consolidated balance sheet.

During 2012, we expect that the statute of limitations for assessment of additional tax will expire for various UTPs potentially resulting in a $60 million reduction to our unrecognized tax benefits. This reduction would provide an $87 million benefit to our income tax provision on income from continuing operations, including the reversal of applicable interest and penalties previously accrued.

Equity in Net (Loss) Income of Affiliates

Equity in net (loss) income of affiliates consists of (in millions):

	Three Months Ended June 30,
	2012	2011
Telesat	$(8.9)	$26.0
XTAR	(2.5)	(2.1)

	$(11.4)	$23.9

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in special cash distributions to Loral of CAD 375 million ($376 million) in the first quarter of 2012 and CAD 45 million ($46 million) in July 2012 (see Note 10 to the financial statements).

The special cash distribution received from Telesat on March 28, 2012 has been reflected in our condensed consolidated balance sheet as of June 30, 2012 as a reduction to investment in affiliates. Because the special cash distribution exceeds our cumulative equity in net income of Telesat and our initial investment, our investment account in Telesat has been reduced to zero. As of June 30, 2012, we had approximately $41 million of equity in net losses of Telesat that was not recognized in our statement of operations.

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended June 30, 2012 and 2011 follows (in millions):

	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	201.9	200.4	199.9	207.1
Operating expenses	(52.9)	(45.5)	(52.2)	(47.0)
Depreciation, amortization and stock-based compensation	(61.6)	(60.8)	(61.0)	(62.8)
Loss on disposition of long lived assets	—	0.1	—	—
Operating income	87.4	94.2	86.7	97.3
Interest expense	(62.1)	(52.6)	(61.6)	(54.4)
Expense of refinancing	(58.0)	—	(57.6)	—
Foreign exchange (losses) gains	(56.3)	14.2	(56.2)	15.3
Gains (losses) on financial instruments	25.7	(10.6)	25.7	(11.2)
Other income	0.3	0.3	0.3	0.5
Income tax provision	(6.7)	(8.8)	(6.7)	(9.2)
Net (loss) income	(69.7)	36.7	(69.4)	38.3
Average exchange rate for translating Canadian dollars to U.S. dollars			1.0104	0.9676

Telesat revenue decreased by $7 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due primarily to a scheduled rate reduction on a long term broadcast services contract, a one-time termination payment received in 2011 from a consulting contract, one-time consulting contracts in 2011 and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, partially offset by an increase in enterprise services revenues due to growth in international activities, inauguration of commercial services on ViaSat-1 in December 2011 and revenue earned on Telesat’s Nimiq 6 satellite which commenced service in June 2012. Telesat revenue excluding foreign exchange impact would have decreased by approximately $3 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.

Telesat’s operating income decreased by $11 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to the revenue decrease described above and the special payments to executives and certain employees of Telesat in connection with the cash distribution to shareholders in 2012, partially offset by the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Telesat’s operating income excluding foreign exchange impact would have decreased by approximately $10 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of June 30, 2012 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. Telesat estimates that, after considering the impact of hedges, a five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2012 would have increased or decreased Telesat’s net income for the three months ended June 30, 2012 by approximately $149 million.

Expense of refinancing for the three months ended June 30, 2012 represents deferred financing costs and redemption premiums on the previous senior notes which were charged to expense as a result of the refinancing.

The equity losses in XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of June 30, 2012, using the most recent forecast, and concluded that our investment in XTAR was not impaired. Any further declines in XTAR’s projected revenues may result in a future impairment charge.

Income from Discontinued Operations, net of taxes

As a result of the agreement to sell SS/L we have reclassified SS/L’s operations as discontinued operations in our condensed consolidated financial statements for the three months ended June 30, 2012 and 2011.

The following is a summary of SS/L’s operating results which are included in income from discontinued operations (in thousands):

	Three Months Ended June 30,
	2012	2011
Revenues	$294.4	$252.4
Operating income	8.8	22.0
Income before income taxes	13.2	25.8
Income tax provision	(8.3)	(11.0)
Net income	4.9	14.8

Despite an increase in revenue, SS/L operating income decreased $13 million for the three months ended June 30, 2012 compared with the three months ended June 30, 2011. The decrease was primarily due to a $5 million increase in new business acquisition expenses resulting from increased proposal activity and a $3 million decrease due to lower margins attributable to lower average size and profitability of satellites under construction during 2012 compared to 2011.

Six Months Ended June 30, 2012 Compared With Six Months Ended June 30, 2011

The following compares our consolidated results for the six months ended June 30, 2012 and 2011 as presented in our financial statements (in millions):

Selling, General and Administrative Expenses

	Six Months Ended June 30,		% Increase/ (Decrease)
	2012	2011
Selling, general and administrative expenses	$8.9	$8.8	1%

Selling, general and administrative expenses, which consists of Corporate office expense, remained substantially the same for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Gain on Disposition of Net Assets

Gain on disposition of net assets for the six months ended June 30, 2011 represents the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat, net of the elimination of Loral’s 64% ownership interest in Telesat.

Interest and Investment Income

	Six Months Ended June 30,
	2012	2011
Interest and investment income	$0.9	$2.5

Interest and investment income for the six months ended June 30, 2012 consists primarily of interest income on long-term receivables due from Telesat for management fees. Interest and investment income for the six months ended June 30, 2011 includes interest income of $1.7 million on directors and officers liability insurance claims and $0.6 million on long-term receivables due from Telesat for consulting services.

Gain on Litigation

Gain on litigation for the six months ended June 30, 2011 represents the recovery under our directors and officers liability insurance coverage of plaintiffs’ legal fees related to shareholder litigation based on a court decision in February 2011.

Other Expense

Other expense for the six months ended June 30, 2012 is comprised of $1.9 million of expenses related to the sale of SS/L, partially offset by a $1.3 million gain related to a foreign exchange forward contract to hedge the foreign exchange risk associated with the payment of the second tranche of the special cash distribution from Telesat that was received in July 2012. Other expense for the three months ended June 30, 2011 consisted primarily of expenses related to the sale and potential spin-off of SS/L.

Income Tax Provision

Our income tax provision for the six months ended June 30 is summarized as follows: (i) for 2012, we recorded a tax benefit of $2.5 million (which included a deferred provision of $1.5 million to increase our valuation allowance (see below) and a benefit of $0.6 million for UTPs) on a pre-tax loss of $8.7 million and (ii) for 2011, we recorded a tax provision of $12.0 million (which included a benefit of $0.9 million for UTPs) on a pre-tax loss of $0.2 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate (39% for 2012 and negative 94% for 2011) against the pre-tax loss for the six months ended June 30, 2012 and 2011 (before adjusting for certain tax items that are discrete to each period). In addition, taxes provided on the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat and the gain on litigation were treated as discrete to the six months ended June 30, 2011 and not included in the expected effective annual tax rate.

The income tax provision included our tax expense on equity in net income (loss) of affiliates, which is included on the condensed consolidated statements of operations and comprehensive income below the line for income tax provision. When comparing 2012 to 2011, the impact of taxes provided on our projected equity in net income of Telesat for the full year 2011 relative to our projected pre-tax loss from continuing operations for 2011 (without the gain from discrete items) caused the significant increase to our expected effective annual tax rate.

For the six months ended June 2012, we increased our deferred income tax provision by $1.5 million to establish an additional valuation allowance against our net deferred tax assets after having determined, based on all available evidence, that when the assets and liabilities of SS/L were reclassified on our condensed consolidated balance sheet as assets held for sale and liabilities held for sale it was more likely than not that we would not realize the benefit from that portion of our deferred tax assets in the future. After the sale of SS/L and collection on the promissory note from MDA, future profitability from operations is not expected to be sufficient to realize the benefit from our remaining net deferred tax assets, which will consist primarily of federal net operating loss (“NOL”) carryforwards. The NOLs are subject to an annual limitation of $32.6 million under section 382 of the Internal Revenue Code and expire in 2022 and 2024. To the extent required, the Company would generate sufficient taxable income from the appreciated value of its Telesat investment, which currently has a nominal tax basis, in order to prevent the NOLs from expiring and realize the benefit of all remaining deferred tax assets on our condensed consolidated balance sheet.

During 2012, we expect that the statute of limitations for assessment of additional tax will expire for various UTPs potentially resulting in a $60 million reduction to our unrecognized tax benefits. This reduction would provide an $87 million benefit to our income tax provision on income from continuing operations, including the reversal of applicable interest and penalties previously accrued.

Equity in Net (Loss) Income of Affiliates

Equity in (loss) net income of affiliates consists of (in millions):

	Six Months Ended June 30,
	2012	2011
Telesat	$(1.5)	$74.1
XTAR	(3.0)	(3.9)

	$(4.5)	$70.2

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in special cash distributions to Loral of CAD 375 million ($376 million) in the first quarter of 2012 and CAD 45 million ($46 million) in July 2012 (see Note 10 to the financial statements).

The special cash distribution received from Telesat on March 28, 2012 has been reflected in our condensed consolidated balance sheet as of June 30, 2012 as a reduction to investment in affiliates. Because the special cash distribution exceeds our cumulative equity in net income of Telesat and our initial investment, our investment account in Telesat has been reduced to zero. As of June 30, 2012, we had approximately $41 million of equity in net losses of Telesat that was not recognized in our statement of operations.

Summary financial information for Telesat in accordance with U.S. GAAP is as follows (in millions):

	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	398.2	403.2	395.9	412.9
Operating expenses	(136.7)	(91.6)	(135.9)	(93.8)
Depreciation, amortization and stock-based compensation	(122.2)	(122.1)	(121.5)	(125.0)
Loss on disposition of long lived asset	(0.1)	(0.7)	(0.1)	(0.8)
Operating income	139.2	188.8	138.4	193.3
Interest expense	(113.9)	(108.1)	(113.3)	(110.7)
Expense of refinancing	(79.9)	—	(79.4)	—
Foreign exchange gains	6.3	96.3	6.3	98.6
Losses on financial instruments	(0.7)	(39.9)	(0.7)	(40.9)
Other income	1.0	1.5	1.0	1.6
Income tax provision	(4.3)	(24.3)	(4.3)	(24.9)
Net (loss) income	(52.3)	114.3	(52.0)	117.0
Average exchange rate for translating Canadian dollars to U.S. dollars			1.0058	0.9766

	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	221.8	359.3	218.2	351.8
Total assets	5,340.7	5,461.1	5,253.5	5,347.2
Current liabilities	252.8	295.6	248.7	289.4
Long-term debt, including current portion	3,362.4	2,877.9	3,307.5	2,817.9
Promissory note	142.7	—	140.4	—
Total liabilities	4,790.9	4,131.8	4,712.7	4,045.6
Redeemable preferred stock	—	141.4	—	138.5
Shareholders’ equity	549.8	1,187.9	540.8	1,163.1
Period end exchange rate for translating Canadian dollars to U.S. dollars			1.0166	1.0213

Telesat’s operating expense for the six months ended June 30, 2012 includes a $44 million amount payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders.

Telesat revenue decreased by $17 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due primarily to a scheduled rate reduction on a long term broadcast services contract, a one-time termination payment received in 2011 from a consulting contract, one-time consulting contracts in 2011 and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, partially offset by an increase in enterprise services revenues due to growth in international activities, inauguration of commercial services on ViaSat-1 in December 2011 and revenue earned on Telesat’s Nimiq 6 satellite which commenced service in June 2012. Telesat revenue excluding foreign exchange impact would have decreased by approximately $11 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011.

Telesat’s operating income decreased by $55 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to the revenue decrease described above and the special payments to executives and certain employees of Telesat in connection with the cash distribution to shareholders in 2012, partially offset by the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Telesat’s operating income excluding foreign exchange impact would have decreased by approximately $55 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011.

Expense of refinancing for the six months ended June 30, 2012 represents deferred financing costs on the previous credit facilities and deferred financing costs and redemption premiums on the previous senior notes which were charged to expense as a result of the refinancings.

The equity losses in XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

Income from Discontinued Operations, net of taxes

As a result of the agreement to sell SS/L we have reclassified SS/L’s operations as discontinued operations in our condensed consolidated financial statements for the six months ended June 30, 2012 and 2011.

The following is a summary of SS/L’s operating results which are included in income from discontinued operations (in thousands):

	Six Months Ended June 30,
	2012	2011
Revenues	$581.1	$532.3
Operating income	11.1	54.6
Income before income taxes	25.0	63.2
Income tax provision	(11.6)	(23.8)
Net income	13.4	39.4

Despite an increase in revenue, SS/L operating income decreased $43 million for the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The decrease was primarily due to a $12 million loss provision recorded on a contract awarded in the first quarter of 2012, an $11 million decrease due to lower margins attributable to lower average size and profitability of satellites under construction during 2012 compared to 2011, an $8 million decrease related to a technical issue which resulted in the delay and rescheduling of a satellite launch and a $10 million increase in new business acquisition expenses resulting from increased proposal activity.

Backlog

Backlog as of June 30, 2012 and December 31, 2011 was as follows (in millions):

	June 30, 2012	December 31, 2011
Satellite Manufacturing	$1,688	$1,426
Satellite Services	5,313	5,333

Total backlog before eliminations	7,001	6,759
Satellite Manufacturing eliminations	—	—
Satellite Services eliminations	(5,313)	(5,333)

Backlog	1,688	1,426
Backlog for discontinued operations	(1,688)	—

Backlog for continuing operations	$—	$1,426

The increase in Satellite Manufacturing backlog as of June 30, 2012 compared with December 31, 2011 was the result of three satellite awards for the six months ended June 30, 2012, partially offset by revenues recognized during the period. The decrease in Satellite Services backlog as of June 30, 2012 compared with December 31, 2011 was the result of the realization of a portion of previous backlog as revenues partially offset by additional bookings and exchange rate changes.

Liquidity and Capital Resources

Loral

As described above, the Company’s principal assets are 100% of the capital stock of SS/L and a 64% economic interest in Telesat. In addition, the Company has a 56% economic interest in XTAR. As a result of the sale of SS/L to MDA, SS/L’s operations are reflected as discontinued operations in the Company’s financial statements. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting.

The Parent Company has no debt. SS/L amended and restated its revolving credit facility (the “SS/L Credit Agreement”) on December 20, 2010, increasing the facility amount to $150 million, extending the maturity to January 24, 2014 and removing the Parent Company guarantee. At June 30, 2012, there were $40 million in outstanding borrowings and $4 million of letters of credit outstanding under the SS/L Credit Agreement. Telesat has third party debt with financial institutions. The Parent Company has not provided a guarantee for the debt of Telesat. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR makes payments of $5 million per year to pay down the outstanding restructured lease balance.

Cash is maintained at the Parent Company, SS/L, Telesat and XTAR to support the operating needs of each respective entity. The ability of SS/L to pay dividends and management fees in cash to the Parent Company is governed by the purchase agreement with MDA and applicable covenants relating to its revolving credit facility. The ability of Telesat to pay dividends and management fees in cash to the Parent Company is governed by applicable covenants relating to its debt and its shareholder agreement. The ability of XTAR to pay dividends and management fees in cash to the Parent Company is governed by its shareholder agreement.

Cash and Available Credit

At June 30, 2012, the Company, excluding SS/L, had $37 million of cash and cash equivalents, no restricted cash and no debt. As discussed above, the operations of SS/L are reflected as discontinued operations on our financial statements, and SS/L cash was included in assets held for sale on our condensed consolidated balance sheet. At June 30, 2012, SS/L had $17 million of cash and cash equivalents, $86 million of restricted cash and $40 million of debt. For the first six months of 2012, including both continuing and discontinued operations, $52 million was used in operating activities, $292 million was provided by investing activities and $382 million was used in financing activities. A detailed discussion of the cash changes by activity is set forth in the sections, “Net Cash Used In Operating Activities”, “Net Cash Provided by Investing Activities,” and “Net Cash Used In Financing Activities.” Changes in cash at the Parent Company (continuing operations) and SS/L (discontinued operations) during the first six months of 2012 are discussed below.

As of June 30, 2012, SS/L had borrowing availability of approximately $106 million under the SS/L Credit Agreement after giving effect to the $40 million of borrowings in June 2012 and approximately $4 million of outstanding letters of credit. SS/L anticipates that over the next several months until the closing of the sale to MDA, it will be in compliance with all the covenants of the SS/L Credit Agreement and it will have full availability of the facility. The SS/L Credit Agreement will be terminated prior to the closing of the sale of SS/L to MDA.

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

Liquidity

The $160 million decrease in cash and cash equivalents for the Company from December 31, 2011 to June 30, 2012 consisted of a $60 million decrease for the Parent Company and a $100 million decrease associated with SS/L. The $100 million decrease associated with SS/L includes the reclassification to assets held for sale of SS/L’s cash and cash equivalent balance of $17 million at June 30, 2012 and an $83 million decrease during the six months ended June 30, 2012.

During the first six months of 2012, the Parent Company’s cash and cash equivalents decreased approximately $60 million to $37 million. This decrease was mainly due to the payment of the $418 million special cash dividend to Loral shareholders, partially offset by the receipt of $376 million from Telesat for the first of two tranches of Telesat’s special distribution. Other cash decreases included approximately $14 million used in operations, $12 of which funded operational costs of SS/L which will be reimbursed to the Parent Company by SS/L prior to the closing of the SS/L sale and payments of approximately $4 million to fund the withholding taxes on employee cashless stock option exercises, net of amounts received from the exercise of stock options.

At the Parent Company, cash flow is fairly predictable and we expect that our cash and cash equivalents as of June 30, 2012 will be sufficient to fund projected expenditures for the next 12 months. In July 2012, we received from Telesat the second tranche of the special cash distribution of $46 million. The Parent Company anticipates receiving approximately $800 million after taxes and transaction costs in 2012 upon closing the sale of SS/L to MDA. Cash generated or used by SS/L between March 31, 2012 and the closing of the sale will not affect Loral’s post-closing cash balance. Management of the Company currently anticipates that it will recommend to the Board of Directors that the Board of Directors approve payment to stockholders of a dividend or other distribution of approximately $26 per share, representing the after-tax proceeds of the transaction after giving effect to appropriate reserves, exclusive of the $101 million bank guaranteed promissory note discussed below. There can be no assurance that any dividend or other distribution will be paid or, if paid, what the amount or timing will be. We also expect the sale of SS/L will enable the Parent Company to reduce the annual run rate of Corporate expenses, after a transition period, to approximately $7 million, excluding costs related to the SS/L transaction and net of consulting fees from Telesat of $5 million per year. The Parent Company will also receive approximately $34 million each March 31 for the next three years following the closing of the sale of SS/L as the bank guaranteed three year promissory note is paid by MDA. In addition to our cash on hand, we believe that, given the substantial value of our assets, primarily our 64% economic interest in Telesat, we have the ability, if appropriate, to access the financial markets for debt or equity at the Parent Company. Given the continuously changing financial environment, however, there can be no assurance that the Parent Company would be able to obtain such financing on acceptable terms.

During the first six months of 2012, SS/L’s cash and cash equivalents decreased $83 million after borrowing $40 million under its revolving credit facility and funding $62 million of additional restricted cash. The remaining use of cash was the result of a $77 million increase in contract assets, a $12 million increase in inventories and $22 million spent on capital expenditures, partially offset by $28 million of EBITDA, an increase in the intercompany payable balance to the Parent Company of $12 million and changes in other operating accounts of $10 million.

SS/L’s projected use of cash through the closing of its sale to MDA includes capital expenditures and continued growth in its orbital receivables balance. The uncertainty as to the timing and nature of new construction contract awards, milestone receipts and cash flow related to contract assets can change SS/L’s cash requirements. SS/L believes that, absent unforeseen circumstances and given its cash on hand and revolving credit facility, it has sufficient cash and liquidity to fund its operations and fulfill its obligations through the closing of its sale to MDA.

Risks to Cash Flow

During the launch of the SS/L-built Intelsat 19 satellite on June 1, 2012, the satellite’s south solar array was damaged, resulting in a reduction of power available to the satellite’s transponders. SS/L has total orbital receivables related to this satellite of $18 million, which represents the maximum possible loss from this anomaly, excluding the cost of the failure investigation. The amount of any possible loss will depend on the amount of the reduction in power. The investigation to determine the cause of the damage is ongoing, and, as a result, the financial impact to SS/L cannot yet be estimated. If the satellite is determined to be the sole cause of the anomaly, the loss of orbital incentives is estimated to be approximately $8 million. If the launch vehicle is determined to be the cause, the full amount of orbital receivables would be expected to be recovered over the life of the satellite. No charge has been recorded pending completion of the investigation. If SS/L were required under U.S. GAAP to write down its orbital receivables as a result of the Intelsat 19 anomaly in the first year following the closing of the sale of SS/L to MDA Holdings, the purchase price received by Loral would be subject to a reduction equal to the amount of the write-down.

ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) have commenced a lawsuit in the United States District Court for the Southern District of California against SS/L and Loral alleging, among other things, that SS/L and Loral infringed certain ViaSat patents and breached non-disclosure obligations in certain contracts with ViaSat in connection with the manufacture of satellites by SS/L for customers other than ViaSat. SS/L has also asserted counterclaims against ViaSat alleging, among other things, that ViaSat infringed certain SS/L patents in connection with its manufacture and sale of certain satellite communication products and services.

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

Under the terms of the Purchase Agreement, Loral will indemnify SS/L for all Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and will retain control of the defense of the lawsuit against SS/L and Loral by ViaSat as well as SS/L’s counterclaims against ViaSat in the lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Damages is subject to a dollar cap.

Telesat

Cash and Available Credit

As of June 30, 2012, Telesat had CAD 129 million of cash and short-term investments as well as CAD 140 million of borrowing availability under its revolving facility. Telesat believes that cash and short-term investments as of June 30, 2012, cash flow from operating activities, including amounts from customer prepayments, and drawings on the available lines of credit under the Telesat Senior Credit Facilities will be adequate to meet its expected cash requirements for the next 12 months for activities in the normal course of business, including interest and required principal payments on debt.

For the remainder of 2012, Telesat expects its major cash requirements to include capital expenditures of approximately CAD 120 million, payment of CAD 128 million in principal and interest on long-term debt (including the currency basis swaps and interest rate swaps), the remaining CAD 70 million distribution to shareholders, special payments to executives and certain employees and payments on operating leases. Telesat expects to meet its cash needs for fiscal 2012 through a combination of operating cash and cash equivalents, restricted cash received from insurance proceeds, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Telesat Credit Facility.

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

The construction of Anik G1, as well as any other satellite replacement or expansion program, will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs will be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under Telesat’s revolving facility. In addition, Telesat may sell certain satellite assets, and in accordance with the terms and conditions of the Telesat Senior Credit Facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under the Telesat Senior Credit Facilities. Subject to market conditions and subject to compliance with the terms and conditions of the Telesat Senior Credit Facilities and the financial leverage covenant tests therein, Telesat may also obtain additional secured or unsecured financing to fund current or future satellite construction or to distribute to its equity holders. Telesat’s ability to access these sources of funding, however, is not guaranteed and, therefore, Telesat may not be able to fully fund additional replacement and new satellite construction programs.

Debt

Telesat’s debt is as follows:

	Maturity	Currency	June 30, 2012	December 31, 2011
			(In CAD millions)
Senior Credit Facilities:
Revolving facility	March 28, 2012	CAD or USD equivalent	—	—
Revolving facility	March 28, 2017	CAD or USD equivalent	—	—
The Canadian term loan facility	March 28, 2012	CAD	—	80
Term Loan A	March 28, 2017	CAD	500	—
Term Loan B – Canadian facility	March 28, 2019	CAD	175	—
Term Loan B – U.S. Facility	March 28, 2019	USD	1,753	—
The U.S. term loan facility	March 28, 2012	USD	—	1,721
The U.S. term loan II facility	October 31, 2014	USD	—	148
Senior notes	November 1, 2015	USD	—	707
Senior notes	May 15, 2017	USD	712	—
Senior subordinated notes	November 1, 2017	USD	221	222

		CAD	3,361	2,878
Less: deferred financing costs, interest rate floors and prepayment options			(91)	(43)

			3,270	2,835
Current portion		CAD	(19)	(87)

Long term portion		CAD	3,251	2,748

The outstanding debt balances above, with the exception of the revolving facility, are presented net of related debt issuance costs and embedded derivatives such as interest rate floors and prepayment options. The debt issuance costs in the amount of CAD 1.5 million related to the revolving facility are included in other assets and are amortized to interest expense on a straight-line basis. All other debt issuance costs and embedded derivatives are amortized to interest expense using the effective interest method. Telesat incurred CAD 39.1 million of debt issuance costs in connection with the new Telesat Senior Credit Facilities. Telesat also incurred approximately CAD 10.0 million of debt issuance costs in connection with the new senior notes.

Each of the Telesat Senior Credit Facilities is subject to mandatory principal repayment requirements. The maturity date for each of the Telesat Senior Credit Facilities described above will be accelerated if Telesat’s existing 6% senior notes due in 2017 and 12.5% senior subordinated notes due in 2017 or certain refinancings thereof are not repurchased, redeemed, refinanced or deferred before the date that is 91 days prior to the maturity date of such notes.

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

The senior notes bear interest at an annual rate of 6.0% and are due May 15, 2017. The senior notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel Telesat’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the senior notes prior to May 15, 2014, in each case subject to exceptions provided in the senior notes indenture.

The senior subordinated notes bear interest at a rate of 12.5% and are due November 1, 2017. The senior subordinated notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel Telesat’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the senior subordinated notes prior to May 1, 2013, in each case subject to exceptions provided in the senior subordinated notes indenture.

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

Interest Expense

An estimate of the interest expense on the facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Telesat Senior Credit Facilities. Telesat’s estimated interest expense for the year ended December 31, 2012 is approximately CAD 238 million.

Derivatives

Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.

Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At June 30, 2012, Telesat did not have any outstanding foreign exchange contracts.

Telesat has entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At June 30, 2012, Telesat had a cross currency basis swap of CAD 1,169.1 million which requires it to pay Canadian dollars to receive $1,006.6 million. The fair value of this derivative contract was a liability of CAD 170.8 million and CAD 160.4 million as of June 30, 2012 and December 31, 2011, respectively.

This non-cash loss will remain unrealized until the contract is settled. This contract matures on October 31, 2014.

Interest

Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At June 30, 2012, Telesat had a series of five interest rate swaps to fix interest on $1.5 billion of debt at a weighted average fixed rated of 2.63% and one interest rate swap to pay a fixed rate of 1.46% on $300 million of US dollar denominated debt. The fair value of these derivative contract liabilities was CAD 46 million and CAD 53 million as of June 30, 2012 and December 31, 2011, respectively. These contracts mature between October 31, 2014 and September 30, 2016.

Capital Expenditures

Telesat has entered into contracts with SS/L for the construction of Anik G1. These expenditures will be funded from some or all of the following: cash and short-term investments, restricted cash from insurance proceeds, cash flow from operations, proceeds from the sale of assets, cash flow from customer prepayments or through borrowings on available lines of credit under the Telesat Senior Credit Facilities.

Contractual Obligations

There have not been any significant changes to the contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statement of Cash Flows

Net Cash Used in Operating Activities

Net cash used by operations was $52 million for the six months ended June 30, 2012.

Income from continuing operations adjusted for non-cash items used $9 million. Changes in operating assets and liabilities of continuing operations used $5 million.

Discontinued operations used $38 million, mainly due to an increase in program related assets (contracts-in-process and customer advances) of $77 million, partially offset by income adjusted for non-cash items of $40 million.

Net cash used in operations was $3 million for the six months ended June 30, 2011.

Income from continuing operations adjusted for non-cash items used $4 million. Other factors affecting cash from operating activities of continuing operations: Decreases in other current assets and other assets provided $10 million including $9 million of recoveries under directors and officers liability insurance, decreases in income taxes payable used $6 million and changes in other operating assets and liabilities used $8 million.

Discontinued operations provided cash of $5 million, mainly due to net income adjusted for non-cash items of $70 million, partially offset by an increase in program related assets and other net changes to working capital accounts of $65 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2012 was $292 million resulting from a special cash distribution by Telesat of $376 million, partially offset by $84 million of cash used by discontinued operations, primarily for capital expenditures of $22 million and a $62 million increase in restricted cash.

Net cash provided by investing activities for the six months ended June 30, 2011 was $32 million resulting from the sale of our interest in ViaSat-1 and related net assets for $61 million, partially offset by $29 million of cash used by discontinued operations primarily for capital expenditures of $18 million and an $11 million increase in restricted cash.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 was $382 million primarily due to payment of a special dividend of $418 million to common shareholders and funding by the Company of withholding taxes of $6 million on employee cashless stock option exercises. Discontinued operations provided $40 million of cash from borrowings under the SS/L revolving credit facility.

Net cash used in financing activities for the six months ended June 30, 2011 was $15 million mainly relating to funding by the Company of withholding taxes on employee cashless stock option exercises.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting. See Note 10 to the financial statements for further information on affiliate matters.

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

As of June 30, 2012, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the June 30, 2012 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S.$
Future revenues — Japanese yen	¥13.4	$0.2
Future expenditures — Japanese yen	¥3,076.8	$38.5
Future revenues — euros	€17.3	$21.9
Future expenditures — euros	€1.7	$2.2

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

In March 2012, Telesat declared a special cash distribution denominated in Canadian dollars to be paid in two tranches (see Note 10). Loral entered into a foreign exchange forward contract to hedge foreign exchange risk associated with the payment of the second tranche. This foreign exchange forward contract has not been designated as a hedging instrument.

The maturity of foreign currency exchange contracts held as of June 30, 2012 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows (in millions):

	To Buy
Maturity	Euro Amount	CAD Amount		Hedge Contract Rate	At Market Rate
2012	€—	C	AD 45.0	$44.2	$44.2
2012	0.4		—	0.5	0.6

	0.4		45.0	44.7	44.8

Discontinued operations	(0.4)		—	(0.5)	(0.6)

Continuing operations	€—	C	AD 45.0	$44.2	$44.2

	To Sell
Maturity	Euro Amount	CAD Amount		Hedge Contract Rate	At Market Rate
2012	€—	C	AD 90.0	$89.8	$88.5
2012	7.6		—	9.2	9.6
2013	27.0		—	32.9	34.3

	34.6		90.0	131.9	132.4

Discontinued operations	(34.6)		—	(42.1)	(43.9)

Continuing operations	€—	C	AD 90.0	$89.8	$88.5

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

The aggregate fair value of derivative instruments in an asset position was $1.4 million as of June 30, 2012. This amount represents the maximum exposure to loss at the reporting date as a result of the potential failure of the counterparties to perform as contracted. These derivative instruments were settled in July 2012.

Telesat

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 49% of Telesat’s revenues for the six months ended June 30, 2012, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at June 30, 2012 would have increased or decreased Telesat’s net income for the six months ended June 30, 2012 by approximately $149 million.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.

Interest

Loral

The Company had $40 million of borrowings outstanding under the SS/L Credit Agreement at June 30, 2012. Borrowings under this facility are limited to Eurodollar Loans for periods ending in one, two, three or six months or daily loans for which the interest rate is adjusted daily based upon changes in the Prime Rate, Federal Funds Rate or one month Eurodollar Rate. Because of the nature of the borrowing under a revolving credit facility, the borrowing rate adjusts to changes in interest rates over time. For a $150 million credit facility, if it were fully borrowed, a one percent change in interest rates would affect the Company’s interest expense by $1.5 million for the year. The Company had no other long-term debt or other exposure to changes in interest rates with respect thereto.

Telesat

Telesat is exposed to interest rate risk on its cash and cash equivalents and the portion of its long term debt which is variable rate financing and unhedged. Changes in the interest rates could impact the amount of interest Telesat is required to pay.

Other

As of June 30, 2012, the Company held 984,173 shares of Globalstar Inc. common stock and $0.3 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the first quarter of 2012, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Item 4.	Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

We discuss certain legal proceedings pending against the Company in the notes to the financial statements and refer the reader to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 17 to the financial statements of this Quarterly Report on Form 10-Q for this discussion.

Item 1A.	Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2011 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 17 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section. Additional risk factors are set forth below.

Consummation of the sale of the SS/L pursuant to the Purchase Agreement is subject to conditions, such as governmental regulatory approval, that are outside of the control of the parties. There can be no assurance as to whether or when such conditions may be satisfied and a closing would occur. In the event that the Purchase Agreement is terminated without the closing of the sale of SS/L, there can be no assurance that Loral would be able to find an alternate buyer for SS/L on terms comparable to the terms of the Purchase Agreement or that the value or business of SS/L will not be adversely affected by such termination.

Loral believes that, after the close of the sale of SS/L, its ownership interest in Telesat will represent substantially all of the value of the Company. If a Telesat initial public offering were to occur, the trading value of Telesat stock could adversely impact the liquidity in and price of Loral common stock because the Telesat common stock would represent a direct interest in Telesat whereas the value of the common shares of Loral would also include other assets and liabilities, many of which are hard to value.

The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by Loral of its voting common stock that are registered pursuant to Section 12 of the Exchange Act during the second quarter of 2012. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of Loral’s voting common stock have been recorded as treasury shares.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
June 28-30, 2012	18,000	66.22	18,000	645,506

(1)	On November 14, 2011, Loral’s Board of Directors approved a share purchase program that authorizes Loral to purchase up to 800,000 shares of its outstanding voting common stock.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit 10.1 —	Purchase Agreement, dated as of June 26, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2012.)

Exhibit 10.2 —	Form of Director 2012 Restricted Stock Unit Agreement*

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 —	Indenture, dated May 14, 2012, with respect to Telesat Canada’s 6.0% Senior Notes due 2017, among Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 in the Form 6-K filed by Telesat Canada on May 14, 2012)

Exhibit 101 —

IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

*	Management Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

LORAL SPACE & COMMUNICATIONS INC.

/s/ Harvey B. Rein
Harvey B. Rein
Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

Date: August 9, 2012

EXHIBIT INDEX

Exhibit 10.1 —	Purchase Agreement, dated as of June 26, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2012.)

Exhibit 10.2 —	Form of Director 2012 Restricted Stock Unit Agreement*

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 —	Indenture, dated May 14, 2012, with respect to Telesat Canada’s 6.0% Senior Notes due 2017, among Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 in the Form 6-K filed by Telesat Canada on May 14, 2012)

Exhibit 101 —

IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

*	Management Compensation Plan