Form 10-Q/A
period 2012-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2012-08-14
CIK 1006269

UNITED STATES

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

Explanatory Note

This Amendment No. 1 to the Loral Space & Communications Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

EXHIBIT INDEX

Exhibit 10.1—	Purchase Agreement, dated as of June 26, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.*

Exhibit 10.2 —	Form of Director 2012 Restricted Stock Unit Agreement(1)*

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 —	Indenture, dated May 14, 2012, with respect to Telesat Canada’s 6.0% Senior Notes due 2017, among Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto, and The Bank of New York Mellon, as Trustee*

Exhibit 101 —	The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	These exhibits were previously included or incorporated by reference in Loral’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012.
(1)	Management Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

LORAL SPACE & COMMUNICATIONS INC.

/S/ HARVEY B. REIN
Harvey B. Rein
Senior Vice President and Chief Financial Officer
(Principal Financial Officer) and Registrant’s Authorized Officer

Date: August 14, 2012

4