Form 10-Q
period 2012-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2012-11-14
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 21,247,588 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2012

PART 1.

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$53,932	$197,114
Notes receivable	23,953	—
Contracts-in-process	—	159,261
Inventories	—	77,301
Deferred tax assets	152,488	67,070
Other current assets	4,177	15,038
Assets held for sale	959,536	—

Total current assets	1,194,086	515,784
Property, plant and equipment, net	46	203,722
Restricted cash	—	23,800
Long-term receivables	—	362,688
Investments in affiliates	63,913	446,235
Intangible assets, net	—	8,179
Long-term deferred tax assets	144,215	263,363
Other assets	2,613	12,382

Total assets	$1,404,873	$1,836,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$90,323
Accrued employment costs	9,489	59,897
Customer advances and billings in excess of costs and profits	—	227,485
Other current liabilities	10,582	25,265
Liabilities held for sale	651,960	—

Total current liabilities	672,031	402,970
Pension and other postretirement liabilities	34,826	311,273
Long-term liabilities	93,191	174,325

Total liabilities	800,048	888,568
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $.01 par value; 50,000,000 shares authorized, 21,402,082 and 21,229,573 issued	214	212
Non-voting common stock, $.01 par value; 20,000,000 shares authorized, 9,505,673 issued and outstanding	95	95
Paid-in capital	1,010,752	1,014,724
Treasury stock (at cost), 154,494 and 136,494 shares of voting common stock	(9,592)	(8,400)
(Accumulated deficit) retained earnings	(250,561)	94,303
Accumulated other comprehensive loss	(146,979)	(154,475)

Total shareholders’ equity attributable to Loral	603,929	946,459
Noncontrolling interest	896	1,126

Total equity	604,825	947,585

Total liabilities and equity	$1,404,873	$1,836,153

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling, general and administrative expenses	$10,316	$4,076	$19,191	$12,843
Gain on disposition of net assets	—	—	—	5,118

Operating loss	(10,316)	(4,076)	(19,191)	(7,725)
Interest and investment income	423	232	1,313	2,693
Interest expense	(30)	(24)	(87)	(83)
Gain on litigation, net	—	—	—	4,535
Other expense	(2,875)	(997)	(3,498)	(4,489)

Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(12,798)	(4,865)	(21,463)	(5,069)
Income tax benefit (provision)	36,616	(15,428)	39,157	(27,379)

Income (loss) from continuing operations before equity in net income (loss) of affiliates	23,818	(20,293)	17,694	(32,448)
Equity in net income (loss) of affiliates	41,586	(77,262)	37,102	(7,076)

Income (loss) from continuing operations	65,404	(97,555)	54,796	(39,524)
Income from discontinued operations, net of tax	4,271	20,257	17,716	59,647

Net income (loss)	69,675	(77,298)	72,512	20,123
Net loss (income) attributable to noncontrolling interest	214	(70)	230	(339)

Net income (loss) attributable to Loral common shareholders	69,889	(77,368)	72,742	19,784
Other comprehensive income (loss), net of tax	2,285	4,294	7,496	(816)

Comprehensive income (loss) attributable to Loral common shareholders	$72,174	$(73,074)	$80,238	$18,968

Net income (loss) per share attributable to Loral common shareholders:
Basic
Income (loss) from continuing operations	$2.13	$(3.18)	$1.79	$(1.29)
Income from discontinued operations, net of tax	0.14	0.66	0.58	1.93

Net income (loss)	$2.27	$(2.52)	$2.37	$0.64

Diluted
Income (loss) from continuing operations	$2.05	$(3.18)	$1.76	$(1.29)
Income from discontinued operations, net of tax	0.14	0.66	0.58	1.93

Net income (loss)	$2.19	$(2.52)	$2.34	$0.64

Weighted average common shares outstanding:
Basic	30,745	30,706	30,684	30,680

Diluted	30,997	30,706	30,980	30,680

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Common Stock							Retained	Accumulated	Shareholders’
	Voting		Non-Voting			Treasury Stock		Earnings	Other	Equity
	Shares		Shares		Paid-In	Voting		(Accumulated	Comprehensive	Attributable to	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit)	Loss	Loral	Interest	Equity
Balance, January 1, 2011	20,925	$209	9,506	$95	$1,028,263			$(32,374)	$(95,873)	$900,320	$629	$900,949

Net income								126,677			$497
Other comprehensive loss									(58,602)
Comprehensive income										68,075		68,572
Exercise of stock options	305	3			1,055					1,058		1,058
Shares surrendered to fund withholding taxes					(16,972)					(16,972)		(16,972)
Tax benefit associated with exercise of stock options					1,198					1,198		1,198
Stock based compensation					1,180					1,180		1,180
Voting common stock repurchased						136	$(8,400)			(8,400)		(8,400)

Balance, December 31, 2011	21,230	$212	9,506	$95	$1,014,724	136	$(8,400)	$94,303	$(154,475)	$946,459	$1,126	$947,585

Net income (loss)								72,742			(230)
Other comprehensive income									7,496
Comprehensive income										80,238		80,008
Common dividends declared ($13.60 per share)								(417,606)		(417,606)		(417,606)
Exercise of stock options	154	2			1,633					1,635		1,635
Shares surrendered to fund withholding taxes	18				(6,301)					(6,301)		(6,301)
Stock based compensation					865					865		865
Cash settlement of restricted stock units					(169)					(169)		(169)
Voting common stock repurchased						18	(1,192)			(1,192)		(1,192)

Balance, September 30, 2012	21,402	$214	9,506	$95	$1,010,752	154	$(9,592)	$(250,561)	$(146,979)	$603,929	$896	$604,825

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$72,512	$20,123
Income from discontinued operations, net of tax	(17,716)	(59,647)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash operating items (Note 4)	(22,309)	29,647
Changes in operating assets and liabilities:
Long-term receivables	(3,253)	(1,557)
Other current assets and other assets	1,842	10,968
Accounts payable	—	41
Accrued expenses and other current liabilities	4,462	(1,606)
Income taxes payable	(383)	(7,047)
Pension and other postretirement liabilities	(1,528)	(1,077)
Long-term liabilities	(54,186)	(1,464)

Net cash used in operating activities – continuing operations	(20,559)	(11,619)
Net cash (used in) provided by operating activities – discontinued operations	(11,726)	78,436

Net cash (used in) provided by operating activities	(32,285)	66,817

Investing activities:
Distributions received from affiliate	420,199	—
Proceeds from sale of investments, net	1,316	—
Capital expenditures	—	(347)
Proceeds from sale of net assets	—	61,482
Decrease in restricted cash	—	625

Net cash provided by investing activities – continuing operations	421,515	61,760
Net cash used in investing activities – discontinued operations	(98,520)	(39,745)

Net cash provided by investing activities	322,995	22,015

Financing activities:
Cash dividend paid	(417,606)	—
Voting common stock repurchased	(1,664)	—
Proceeds from the exercise of stock options	1,635	447
Cash settlement of restricted stock units	(169)	—
Funding of withholding taxes on employee cashless stock option exercises	(6,301)	(16,905)
Excess tax benefit associated with exercise of stock options	—	1,095

Net cash used in financing activities – continuing operations	(424,105)	(15,363)
Net cash provided by financing activities – discontinued operations	—	—

Net cash used in financing activities	(424,105)	(15,363)

(Decrease) increase in cash and cash equivalents	(133,395)	73,469
Cash and cash equivalents — beginning of period	197,114	165,801

Cash and cash equivalents — continuing and discontinued operations – end of period	63,719	239,270
Cash and cash equivalents — discontinued operations – end of period	(9,787)	—

Cash and cash equivalents — end of period	$53,932	$239,270

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business

Loral Space & Communications Inc., together with its subsidiaries (“Loral,” the “Company,” “we,” “our” and “us”), is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services. Prior to completion of the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SS/L”), we were also engaged in the satellite manufacturing business. See “Recent Developments” below.

Recent Developments

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, SS/L, to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated June 26, 2012, between Loral, SS/L, MDA and MDA Holdings, as amended on October 30, 2012, in a series of transactions described below, Loral received total cash payments of $967.9 million plus a three-year promissory note in the principal amount of $101 million for the purchase of certain real estate used in connection with SS/L’s business.

Prior to the Sale, SS/L (i) was converted into a limited liability company, (ii) transferred the real estate owned by it to a newly formed limited liability company (“Land LLC”), (iii) distributed the equity interests in Land LLC to the Company, and (iv) issued to Loral promissory notes in an aggregate amount equal to $193.9 million (the “Closing Notes”). The Closing Notes were issued to satisfy SS/L’s obligations under the Purchase Agreement to repay intercompany balances due Loral and to pay Loral a cash dividend, which included per diem amounts provided for in the Purchase Agreement. Immediately following the Sale, SS/L repaid the Closing Notes for an aggregate cash amount equal to $193.9 million.

At closing of the Sale, Loral received (i) $774 million from MDA Holdings for the purchase of the equity interests in SS/L and (ii) a promissory note, dated November 2, 2012, issued by MDA for $101 million (the “Land Note”) for the purchase of the equity interests in Land LLC.

The Land Note bears interest at the rate of 1% per annum and amortizes in three equal annual installments on each March 31, commencing March 31, 2013. The Land Note is backed by a letter of guarantee from Royal Bank of Canada.

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral will pay MDA $6.5 million as a result of the resolution of a contingency (see Note 17).

The transaction is taxable, and, for tax purposes, will be treated as a sale of assets.

Under the terms of the Purchase Agreement, Loral will indemnify SS/L for all Covered Litigation Costs and any Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and will retain control of the defense of the lawsuit against SS/L and Loral by ViaSat, Inc. as well as SS/L’s counterclaims against ViaSat, Inc. in that lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Costs and Covered Litigation Damages is subject to a dollar cap.

On November 7, 2012, in connection with the receipt of the proceeds from the Sale, our Board of Directors declared a special distribution of $29.00 per share for an aggregate distribution of $899.3 million. The distribution will be paid on December 4, 2012 to holders of record of Loral voting and non-voting common stock as of November 19, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment will be made to outstanding stock-based awards to reflect the special distribution.

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

The operations of SS/L, previously reported as the satellite manufacturing operating segment, have been reclassified as discontinued operations in our statements of operations and cash flows. The assets and liabilities of SS/L have been reflected as assets held for sale and liabilities held for sale, respectively, on our condensed consolidated balance sheet as of September 30, 2012.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsequent to the sale of SS/L, Loral has one operating segment consisting of satellite based communications services. Loral participates in satellite services operations through its ownership interest in Telesat Holdings Inc. (“Telesat Holdco”) which owns Telesat Canada (“Telesat”), a global FSS provider. Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Most of our satellite manufacturing revenue, included in discontinued operations for the three and nine months ended September 30, 2012 and 2011, is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including performance incentives) and the potential for component obsolescence in connection with long-term procurements. Changes in estimates are typically the result of schedule changes that affect performance incentives and penalties, changes in contract scope, changes in new business forecasts that can affect the level of overhead allocated to a given contract and changes in estimates on contracts as a result of the complex nature of the satellites we manufacture. Changes in estimates are determined using the cumulative catch-up method, which recognizes the cumulative effect of changes in estimates on current and prior periods in the current period based on a contract’s completion percentage. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period will result in additional profit, and unfavorable changes in estimates will result in a reduction of profit or the recording of a loss that will be borne solely by us. For the three months ended September 30, 2012 and 2011, cumulative catch up adjustments related to prior period activity as a result of changes in contract estimates (decreased) increased income from discontinued operations before income taxes by ($4 million) and $7 million, respectively, and diluted earnings per share by ($0.07) and $0.14, respectively. For the nine months ended September 30, 2012 and 2011, cumulative catch up adjustments related to prior period activity as a result of changes in contract estimates increased income from discontinued operations before income taxes by $1 million and $33 million, respectively, and diluted earnings per share by $0.01 and $0.63, respectively.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$61,496	$—	$—
Available-for-sale securities
Communications industry	$453	$—	$—
Non-qualified pension plan assets	$114	$—	$—
Liabilities:
Derivatives
Foreign exchange contracts	$—	$2,043	$—

Included in the above table are cash equivalents (money market funds) of $7.7 million included in assets held for sale and derivatives (foreign exchange contracts) of $2.0 million that are included in liabilities held for sale as of September 30, 2012. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of September 30, 2012.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) – Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance, effective for the Company on January 1, 2012, requires changes in presentation which have been included in our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. This guidance was adopted by the Company on January 1, 2012 and did not have a significant impact on our consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Discontinued Operations

As a result of the sale of SS/L (see Note 1), we have reclassified SS/L’s operations as discontinued operations in our condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011.

The following is a summary of SS/L’s assets and liabilities held for sale as of September 30, 2012 (in thousands):

September 30,
2012
Assets
Current assets	$330,342
Property, plant and equipment, net	213,140
Long-term receivables	348,276
Other assets	67,778

Total assets held for sale	$959,536

September 30,
2012
Liabilities
Current liabilities	$368,274
Pension and other postretirement liabilities	254,854
Long-term liabilities	28,832

Total liabilities held for sale	$651,960

The following is a summary of SS/L’s operating results which are included in income from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$280,305	$268,845	$861,395	$801,166
Operating income	4,665	18,447	15,788	73,032
Income before income taxes	9,127	22,054	34,165	85,275
Income tax provision	(4,856)	(1,797)	(16,449)	(25,628)
Net income	4,271	20,257	17,716	59,647

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Non-cash operating items:
Equity in net (income) loss of affiliates	$(37,102)	$7,076
Deferred taxes	14,852	26,688
Depreciation and amortization	53	97
Stock based compensation	804	777
Amortization of prior service credits and net actuarial gain	508	122
Gain on disposition of net assets	—	(5,118)
Unrealized gain on non-qualified pension plan assets	(108)	(66)
(Gain) loss on foreign currency transactions and contracts	(1,316)	71

Net non-cash operating items – continuing operations	$(22,309)	$29,647

Non-cash operating items – discontinued operations	$47,955	$34,543

Non-cash investing activities:
Capital expenditures incurred not yet paid – discontinued operations	$3,696	$5,315

Supplemental information:
Interest paid – continuing operations	$87	$106

Interest paid – discontinued operations	$1,517	$1,402

Tax payments net of refunds	$86	$5,921

5. Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended September 30,
	2012			2011
	Before-Tax Amount	Tax (Expense) Benefit	Net-of Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of Tax Amount
Amortization of prior service credits and net actuarial loss	$2,012	$(806)	$1,206	$332	$(123)	$209
Proportionate share of Telesat Holdco other comprehensive income (loss)	736	(292)	444	(4,260)	1,790	(2,470)

Derivatives:
Unrealized (loss) gain on foreign currency hedges	(213)	85	(128)	4,988	(2,002)	2,986
Less: reclassification adjustment for loss included in net income	1,134	(453)	681	6,785	(2,731)	4,054

Net unrealized gain (loss) on derivatives	921	(368)	553	11,773	(4,733)	7,040

Unrealized gain (loss) on available-for-sale securities	138	(56)	82	(808)	323	(485)

Other comprehensive income	$3,807	$(1,522)	$2,285	$7,037	$(2,743)	$4,294

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30,
	2012			2011
	Before-Tax Amount	Tax (Expense) Benefit	Net-of Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of Tax Amount
Amortization of prior service credits and net actuarial loss	$6,036	$(2,423)	$3,613	$996	$(401)	$595
Proportionate share of Telesat Holdco other comprehensive income (loss)	775	(310)	465	(3,748)	1,508	(2,240)

Derivatives:
Unrealized loss on foreign currency hedges	(498)	200	(298)	(10,553)	4,246	(6,307)
Less: reclassification adjustment for loss included in net income	6,290	(2,526)	3,764	12,966	(5,216)	7,750

Net unrealized gain (loss) on derivatives	5,792	(2,326)	3,466	2,413	(970)	1,443

Unrealized loss on available-for-sale securities	(79)	31	(48)	(1,024)	410	(614)

Other comprehensive income (loss)	$12,524	$(5,028)	$7,496	$(1,363)	$547	$(816)

6. Contracts-in-Process and Long-Term Receivables

Contracts-in-Process

Contracts-in-Process are comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Contracts-in-Process:
Amounts billed	$100,867	$107,920
Unbilled receivables	89,719	51,341

	190,586	159,261

Billed and unbilled receivables classified as assets held for sale	(190,586)	—

Contracts-in-process, as reported	$—	$159,261

As of September 30, 2012 and December 31, 2011, billed receivables were reduced by an allowance for doubtful accounts of $0.2 million. The allowance as of September 30, 2012 was included in assets held for sale.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Receivable balances related to satellite orbital incentive payments, deferred billings and the long-term portion of the Telesat consulting services fee (see Note 20) as of September 30, 2012 and December 31, 2011 are presented below (in thousands):

	September 30, 2012	December 31, 2011
Orbital receivables	$364,114	$354,852
Deferred receivables	—	1,973
Telesat consulting services receivable	—	20,700

	364,114	377,525
Less: current portion included in contracts-in-process	(15,838)	(14,837)

Long-term receivables	348,276	362,688

Long-term receivables classified as assets held for sale	(348,276)	—

Long-term receivables, as reported	$—	$362,688

Notes receivable of $23.953 million as of September 30, 2012, representing fees from Telesat for consulting services, were reclassified from long term to current during the third quarter of 2012. The notes receivable were paid in full by Telesat in October 2012.

Financing Receivables

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of September 30, 2012 (in thousands):

	Total	Unlaunched	Launched	Financing Receivables Subject To Aging	Current	90 Days or Less	More Than 90 Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$348,276	$99,894	$248,382	$248,382	$248,382	$—	$—
Short term unbilled	12,592	—	12,592	12,592	12,592	—	—
Short term billed	3,246	—	3,246	3,246	3,246	—	—

	364,114	99,894	264,220	264,220	264,220	—	—
Deferred Receivables	—	—	—	—	—	—	—

Consulting Services:
Receivables from Telesat	23,953	—	—	23,953	23,953	—	—

	388,067	99,894	264,220	288,173	288,173	—	—

Contracts-in-Process:
Unbilled receivables	77,127	77,127	—	—	—	—	—

Total financing receivables	465,194	177,021	264,220	288,173	288,173	—	—

Financing receivables classified as assets held for sale	(441,241)	(177,021)	(264,220)	(264,220)	(264,220)	—	—

Financing receivables, as reported	$23,953	$—	$—	$23,953	$23,953	$—	$—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of December 31, 2011 (in thousands):

	Total	Unlaunched	Launched	Financing Receivables Subject To Aging	Current	90 Days or Less	More Than 90 Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$340,015	$141,518	$198,497	$198,497	$198,497	$—	$—
Short term unbilled	11,370	—	11,370	11,370	11,370	—	—
Short term billed	3,467	—	3,467	3,467	1,084	—	2,383

	354,852	141,518	213,334	213,334	210,951	—	2,383

Deferred Receivables	1,973	—	—	1,973	1,973	—	—

Consulting Services:
Telesat receivables	20,700	—	—	20,700	20,700	—	—

	377,525	141,518	213,334	236,007	233,624	—	2,383

Contracts-in-Process:
Unbilled receivables	39,971	39,971	—	—	—	—	—

Total financing receivables	$417,496	$181,489	$213,334	$236,007	$233,624	$—	$2,383

Billed receivables of $97.6 million and $104.5 million as of September 30, 2012 and December 31, 2011, respectively (not including billed orbital receivables of $3.2 million and $3.5 million as of September 30, 2012 and December 31, 2011, respectively) have been excluded from the tables above as they have contractual maturities of less than one year.

Long term unbilled receivables include satellite orbital incentives related to satellites under construction of $99.9 million and $141.5 million as of September 30, 2012 and December 31, 2011, respectively. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the applicable satellite is launched. Contracts-in-process include $77.1 million and $40.0 million as of September 30, 2012 and December 31, 2011, respectively, of unbilled receivables that represent accumulated incurred costs and earned profits net of losses on contracts in process that have been recorded as sales but have not yet been billed to customers. These receivables are not included in financing receivables subject to aging in the table above since the timing of their collection is not determinable until the contractual obligation to bill the customer is fulfilled. All unbilled receivables as of September 30, 2012 are included in assets held for sale in our condensed consolidated balance sheet.

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

	September 30, 2012	December 31, 2011
Rating Categories
A/BBB	$75,592	$41,607
BB/B	276,904	246,373
B/CCC	106,376	94,156
Customers in bankruptcy	—	39,307
Other	6,322	(3,947)

Total financing receivables	$465,194	417,496

As of September 30, 2012, all financing receivables, except for $24.0 million included in rating category BB/B consisting of the receivable from Telesat for consulting services, were included in assets held for sale.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Inventories-gross	$120,966	$110,087
Impaired inventory	(32,154)	(31,360)

	88,812	78,727
Inventories included in other assets	(3,764)	(1,426)

	85,048	77,301

Inventories classified as assets held for sale	(85,048)	—

Inventories, as reported	$—	$77,301

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

As of September 30, 2012, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the September 30, 2012 exchange rates) that were unhedged (in thousands):

	Foreign Currency	U.S.$
Future revenues — Japanese yen	¥67,023	$860
Future expenditures — Japanese yen	¥2,887,087	$37,040
Future revenues — euros	€17,113	$22,007
Future expenditures — euros	€1,717	$2,208

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no derivative instruments in an asset position as of September 30, 2012. Therefore, there was no exposure to loss at such date as a result of the potential failure of the counterparties to perform as contracted.

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

In March 2012, Telesat declared a special cash distribution denominated in Canadian dollars to be paid in two tranches (see Note 10). Loral entered into a foreign exchange forward contract to hedge foreign exchange risk associated with the payment of the second tranche in July 2012. This foreign exchange forward contract was not designated as a hedging instrument.

The maturity of foreign currency exchange contracts held as of September 30, 2012 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows (in thousands):

	To Buy
Maturity	Euro Amount	Hedge Contract Rate	At Market Rate
2012	€431	$553	$552

	431	553	552

Discontinued operations	(431)	(553)	(552)

Continuing operations	€—	$—	$—

	To Sell
Maturity	Euro Amount	Hedge Contract Rate	At Market Rate
2012	€4,219	$5,239	$5,425
2013	27,000	32,894	34,751

	31,219	38,133	40,176

Discontinued operations	(31,219)	(38,133)	(40,176)

Continuing operations	€—	$—	$—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Balance Sheet Classification

The following summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company as of September 30, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts
			Other current liabilities	$1,992

				1,992

Derivatives not designated as hedging instruments
Foreign exchange contracts
	Other current assets	$1	Other current liabilities	51

Total derivatives		1		2,043

Derivatives classified as held for sale		(1)		(2,043)

Derivatives, as reported		$—		$—

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flow Hedge Gains (Losses) Recognition

The following summarizes the gains (losses) recognized in the consolidated statements of operations as income from discontinued operations and in accumulated other comprehensive loss for all derivatives in cash flow hedging relationships for the three and nine months ended September 30, 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Gain on Derivative Ineffectiveness and Amounts Excluded from Effectiveness Testing
		Location	Amount	Location	Amount
Three months ended September 30, 2012:
Foreign exchange contracts	$(213)	Revenue	$(1,134)	Revenue	$28
				Interest income	$—

Nine months ended September 30, 2012:
Foreign exchange contracts	$(498)	Revenue	$(6,290)	Revenue	$208
				Interest income	$—

The following summarizes the gains (losses) recognized in the consolidated statements of operations for all cash flow derivatives not designated as hedging instruments for the three and nine months ended September 30, 2012 (in thousands):

Cash Flow Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives
	Location	Amount
Three months ended September 30, 2012:
Foreign exchange contracts	Revenue	$(15)
	Other income	(141)

Total gain		(156)
Loss included in discontinued operations		15

Gain as reported		$(141)

Nine months ended September 30, 2012:
Foreign exchange contracts	Revenue	$(3)
	Other income	1,316

Total gain		1,313
Loss included in discontinued operations		3

Gain as reported		$1,316

The following summarizes the gains (losses) recognized in the consolidated statements of operations as income from discontinued operations and in accumulated other comprehensive loss for all derivatives for the three and nine months ended September 30, 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Loss on Derivative Ineffectiveness and Amounts Excluded from Effectiveness Testing
		Location	Amount	Location	Amount
Three months ended September 30, 2011
Foreign exchange contracts	$4,988	Revenue	$(6,785)	Revenue	$(1,140)
				Interest income	$0

Nine months ended September 30, 2011
Foreign exchange contracts	$(10,553)	Revenue	$(12,966)	Revenue	$(66)
				Interest income	$(1)

Cash Flow Derivatives Not Designated as Hedging Instruments	Loss Recognized in Income on Derivatives
	Location	Amount
Three months ended September 30, 2011
Foreign exchange contracts	Revenue	$2,592

Nine months ended September 30, 2011
Foreign exchange contracts	Revenue	$1,397

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The gain (loss) from cash flow derivatives not designated as hedging instruments as reported for the three and nine months ended September 30, 2012 represent hedges of the second tranche of the special cash distribution declared by Telesat in March 2012 and received by Loral in July 2012.

9. Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	September 30, 2012	December 31, 2011
Land and land improvements	$27,292	$27,036
Buildings	69,308	69,182
Leasehold improvements	19,095	16,696
Equipment	196,580	182,987
Furniture and fixtures	34,616	31,412
Construction in progress	35,370	25,828

	382,261	353,141
Accumulated depreciation and amortization	(169,075)	(149,419)

	213,186	203,722

Property, plant and equipment, net, classified as assets held for sale	(213,140)	—

Property, plant and equipment, net, as reported	$46	$203,722

Depreciation and amortization consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total depreciation and amortization	$7,919	$7,729	$22,860	$21,757
Depreciation and amortization included in income from discontinued operations	(7,902)	(7,710)	(22,807)	(21,660)

Depreciation and amortization included in income from continuing operations	$17	$19	$53	$97

Property, plant and equipment, net, as reported as of September 30, 2012 and depreciation and amortization expense included in income from continuing operations for the three and nine months ended September 30, 2012 and 2011, represent amounts related to Loral’s corporate office.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	September 30, 2012	December 31, 2011
Telesat Holdings Inc.	$—	$377,244
XTAR, LLC	63,913	68,991

	$63,913	$446,235

Our investment in Telesat Holdco has been reduced to zero as of September 30, 2012, as discussed below.

Equity in net income (loss) of affiliates consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Telesat Holdings Inc.	$43,654	$(75,044)	$42,179	$(963)
XTAR, LLC	(2,068)	(2,195)	(5,077)	(6,048)
Other	—	(23)	—	(65)

	$41,586	$(77,262)	$37,102	$(7,076)

Income from discontinued operations in our condensed consolidated statements of operations reflects the effects of the following amounts related to SS/L’s transactions with our affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$9,363	$32,770	$55,946	$108,615
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(2,438)	(4,136)	(16,463)	(11,329)
Profits relating to affiliate transactions not eliminated	1,371	2,328	9,260	6,377

The above amounts related to transactions with affiliates exclude the effect of Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related net assets. As a result of this sale to Telesat, Loral received a $13 million sale premium and reversed $5 million of cumulative intercompany profit eliminations that were recorded when the satellite was being built for Loral. This combined benefit was reduced by the $11 million elimination of the portion of the benefit applicable to Loral’s 64% interest in Telesat, which has been reflected as a reduction of our investment in Telesat, and the remaining $7 million has been reflected as a gain on our consolidated statement of operations including $1.8 million in income from discontinued operations for the nine months ended September 30, 2011.

Equity in net income of affiliates for the nine months ended September 30, 2012 included $4.6 million of profits previously eliminated on satellite sales from SS/L to affiliates that should have been recognized in prior periods as the satellites were depreciated. The Company has not revised previously reported amounts based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

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

In connection with the closing of the Telesat Credit Agreement, the Board of Directors of Telesat approved a special cash distribution to Telesat’s shareholders of CAD 656.5 million, including a distribution of CAD 420 million to Loral. The special distribution by Telesat to its shareholders was authorized to be paid in two tranches; the first tranche was paid by Telesat on March 28, 2012, with Loral receiving CAD 375 million ($376 million), and the second tranche was paid by Telesat on July 5, 2012, with Loral receiving CAD 45 million ($44 million). The special cash distribution exceeds our cumulative equity in net income of Telesat and our investment. In following the equity method of accounting, our investment balance in Telesat has been reduced to zero, and, as of September 30, 2012, cumulative special cash distributions of approximately $31 million were recorded as equity in net income of Telesat. In accordance with the equity method of accounting, we will not record equity in net income of Telesat until our share of Telesat’s future net income exceeds $31 million.

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

On October 29, 2012, Telesat issued, through a private placement, an additional $200 million of 6% senior notes due 2017. Telesat has used the net proceeds from the debt offering to fund the repayment of certain indebtedness owed to its principal shareholders, including accrued and unpaid interest thereon and for general corporate purposes.

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants relating to Telesat’s debt and shareholder agreements. Under Telesat’s 12.5% note indenture, which is generally the most restrictive agreement, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the terms of its 12.5% note indenture, Telesat is permitted to pay consulting fees to Loral only when Telesat’s ratio of consolidated total debt to consolidated EBITDA is less than 5.0 to 1.0. When the ratio is not less than 5.0 to 1.0, the consulting fee is paid through the issuance of promissory notes to Loral with an interest rate of 7% and a maturity date of October 31, 2018. Any prepayment of these promissory notes is subject to the restricted payments basket noted above. For the nine months ended September 30, 2012 and 2011, Loral received payments in cash from Telesat of $1.6 million and $3.2 million, respectively, for consulting fees and payments in promissory notes of $3.3 million and $1.6 million, respectively, for consulting fees and interest. On October 31, 2012, Telesat paid Loral $24.1 million to pay off the outstanding note with interest due. This payment was made under the restricted payment basket referred to above.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents summary financial data for Telesat in accordance with U.S. GAAP as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statement of Operations Data:
Revenues	$220,361	$204,403	$616,236	$617,264
Operating expenses	(50,372)	(47,174)	(186,319)	(140,990)
Depreciation, amortization and stock-based compensation	(65,291)	(63,131)	(186,788)	(188,090)
Loss on disposition of long lived asset	(53)	(99)	(129)	(863)
Operating income	104,645	93,999	243,000	287,321
Interest expense	(59,020)	(56,339)	(172,302)	(167,024)
Expense of refinancing	(270)	—	(79,673)	—
Foreign exchange gains (losses)	94,424	(267,443)	100,736	(168,875)
(Losses) gains on financial instruments	(40,900)	125,605	(41,555)	84,711
Other income	179	258	1,144	1,848
Income tax provision	(14,333)	(5,952)	(18,652)	(30,835)
Net income (loss)	84,725	(109,872)	32,698	7,146

	September 30, 2012	December 31, 2011
Balance Sheet Data:
Current assets	$237,948	$351,802
Total assets	5,387,975	5,347,174
Current liabilities	270,900	289,351
Long-term debt, including current portion	3,324,726	2,817,857
Promissory note	145,156	—
Total liabilities	4,811,425	4,045,619
Redeemable preferred stock	—	138,485
Shareholders’ equity	576,550	1,163,070

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of September 30, 2012, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $24 million in 2012, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch Up Payments through September 30, 2012 were $17.9 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 20). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s shareholder agreements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents summary financial data for XTAR as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statement of Operations Data:
Revenues	$7,613	$8,553	$22,285	$25,880
Operating expenses	(8,239)	(8,925)	(24,842)	(26,054)
Depreciation and amortization	(2,345)	(2,405)	(7,095)	(7,213)
Operating loss	(2,971)	(2,777)	(9,652)	(7,387)
Net loss	(3,804)	(3,903)	(12,047)	(10,763)

	September 30, 2012	December 31, 2011
Balance Sheet Data:
Current assets	$5,978	$10,558
Total assets	76,358	88,033
Current liabilities	45,500	45,704
Total liabilities	54,986	54,614
Members’ equity	21,372	33,419

Other

As of September 30, 2012 and December 31, 2011, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

11. Intangible Assets

Intangible Assets were established in connection with our adoption of fresh-start accounting and consist of (in thousands):

	Weighted Average Remaining	September 30, 2012		December 31, 2011
	Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Internally developed software and technology	—	$59,027	$(59,027)	$59,027	$(57,173)
Trade names	13	9,200	(3,220)	9,200	(2,875)

		68,227	(62,247)	68,227	(60,048)

Intangible assets, net, classified as assets held for sale		(68,227)	62,247	—	—

Intangible assets, net, as reported		$—	$—	68,227	$(60,048)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total amortization expense for intangible assets, included in income from discontinued operations was $0.7 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and $2.2 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively. Annual amortization expense for intangible assets for the five years ending December 31, 2016 is estimated to be as follows (in thousands):

2012	$2,314
2013	460
2014	460
2015	460
2016	460

The following summarizes fair value adjustments made in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities (in thousands):

	September 30, 2012	December 31, 2011
Gross fair value adjustments	$(36,896)	$(36,896)
Accumulated amortization	21,619	20,255

	(15,277)	(16,641)

Fair value adjustments, net classified as (assets) liabilities held for sale	15,277	—

Fair value adjustments, net, as reported	$—	$(16,641)

Net amortization of these fair value adjustments, included in income from discontinued operations, was a credit to expense of $0.4 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $1.4 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively.

All amortization expense related to intangible assets has been classified as income from discontinued operations for the three and nine months ended September 30, 2012 and 2011.

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

The following summarizes information related to the SS/L Credit Agreement and prior credit agreement (in thousands):

	September 30, 2012	December 31, 2011
Letters of credit outstanding	$4,206	$4,785
Borrowings	—	—
Interest rate on revolver borrowings	—%	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense (including commitment and letter of credit fees)	$455	$328	$1,163	$974
Amortization of issuance costs	$181	$182	$544	$544

As of September 30, 2012, all borrowings were classified as liabilities held for sale. In connection with the closing of the Sale on November 2, 2012, SS/L terminated the SS/L Credit Agreement.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest expense and amortization of issuance costs were included in income from discontinued operations for the three and nine months ended September 30, 2012 and 2011.

13. Income Taxes

The following summarizes our income tax benefit (provision) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total current income tax benefit (provision)	$53,587	$(12,055)	$51,408	$(17,408)
Total deferred income tax provision	(21,827)	(5,170)	(28,700)	(35,599)

Total income tax benefit (provision)	31,760	(17,225)	22,708	(53,007)
Income tax provision included in income from discontinued operations	(4,856)	(1,797)	(16,449)	(25,628)

Income tax benefit (provision) on income from continuing operations	$36,616	$(15,428)	$39,157	$(27,379)

The deferred income tax provisions for the three and nine months ended September 30, 2012 include a benefit of $2.6 million and $1.1 million, respectively, to reduce our valuation allowance against net deferred tax assets after having determined, based on all available evidence, that with the Sale it is more likely than not that we will realize a future benefit from that portion of our deferred tax assets.

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax benefit (provision) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current benefit (provision) for UTPs	$52,934	$(12,004)	$51,021	$(14,483)
Deferred (provision) benefit for UTPs	(7,084)	12,236	(6,646)	16,503

Total income tax benefit for UTPs	45,850	232	44,375	2,020
(Provision) benefit for UTPs included in income from discontinued operations	(1,111)	1,266	(3,228)	2,159

Benefit (provision) for UTPs on income from continuing operations	$46,961	$(1,034)	$47,603	$(139)

As of September 30, 2012, we had unrecognized tax benefits relating to UTPs of $81 million. Pursuant to the Purchase Agreement for the Sale, we will, in general, indemnify SS/L for taxes related to periods prior to the closing of the transaction. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of September 30, 2012, we have accrued approximately $17.4 million and $13.3 million for the payment of potential tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the three months ended September 30, 2012, the statute of limitations for assessment of additional tax expired with regard to certain UTPs related to Old Loral which resulted in a $26.5 million reduction to our unrecognized tax benefits and a $47 million benefit to our income tax provision on income from continuing operations, which included the reversal of applicable interest and penalties previously accrued. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to UTPs related to several of our federal and state income tax returns filed for 2007, 2008 and 2009 potentially resulting in a $34.4 million reduction to our unrecognized tax benefits. This reduction would provide a $41 million benefit to our income tax provision on income from continuing operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Nine Months Ended September 30,
	2012	2011
Liabilities for UTPs:
Opening balance — January 1	$139,916	$122,857
Current (benefit) provision for:
Unrecognized tax benefits	(587)	12,821
Potential additional interest	4,632	4,431
Potential penalty adjustment	(374)	1,872
Statute expirations	(54,690)	(1,382)
Tax settlements	—	(3,259)

Ending balance — September 30	$88,897	$137,340

As of September 30, 2012, if none of our positions are overturned by the taxing authorities, the Company’s future income tax provisions on income from continuing operations would be reduced by approximately $64 million. We anticipate that, after completing our analysis of the Sale, our unrecognized tax benefits would increase by approximately $10 million. Other than as described above, there were no significant changes to our uncertain tax positions during the nine months ended September 30, 2012 and 2011, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

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

On November 7, 2012, our Board of Directors declared a special distribution of $29.00 per share (see Note 1). In accordance with Loral’s stock incentive plan, an equitable adjustment will be made to outstanding stock-based awards to reflect the special distribution.

Treasury Stock

In November 2011, our Board of Directors authorized the purchase of up to 800,000 shares of our voting common stock. These purchases may be made from time to time in the open market or private transactions, as conditions may warrant. Under the repurchase program, as of December 31, 2011, we had purchased 136,494 shares of our voting common stock at a total cost of $8.4 million (an average cost of $61.54 per share), of which $0.5 million was settled in January 2012. For the period commencing January 1, 2012 and ending September 30, 2012, 18,000 shares were purchased for $1.2 million (an average cost of $66.22 per share), and, as of September 30, 2012, 154,494 shares were held at a total cost of $9.6 million (an average cost of $62.09 per share). We intend to hold repurchased shares of our voting common stock in treasury. We account for the treasury shares using the cost method.

15. Stock-Based Compensation

As of September 30, 2012, there were 1,308,232 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if Loral restricted stock units or SS/L phantom stock appreciation rights are settled in Loral common stock.

The fair value of the SS/L phantom stock appreciation rights (“SS/L Phantom SARs”) is included as a liability in our consolidated balance sheets. The payout liability is adjusted each reporting period to reflect the fair value of the underlying SS/L equity based on the actual performance of SS/L. As of September 30, 2012 and December 31, 2011, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $1.3 million and $4.6 million, respectively. As of September 30, 2012, $0.5 million of the liability was included in liabilities held for sale. During the nine months ended September 30, 2012 and 2011, cash payments of $3.9 million and $4.3 million, respectively, were made related to SS/L Phantom SARs.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total stock-based compensation	$393	$1,039	$1,536	$3,175
Stock-based compensation included in income from discontinued operations	(41)	(368)	(194)	(1,213)

Stock-based compensation included in income from continuing operations	$352	$671	$1,342	$1,962

Stock-based compensation included in income from continuing operations relates to Loral directors and Corporate employees. There were 11,057 units of stock-based awards granted during the nine months ended September 30, 2012.

16. Pensions and Other Employee Benefit Plans

The following table provides the components of net periodic cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Pension Benefits Three Months Ended September 30,		Other Benefits Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$3,640	$3,048	$152	$181
Interest cost	6,366	6,327	763	837
Expected return on plan assets	(6,243)	(5,813)	—	(4)
Amortization of net actuarial loss or (gain)	2,967	1,390	(94)	(197)
Amortization of prior service credits	(679)	(679)	(182)	(182)

Net periodic cost	6,051	4,273	639	635

Net periodic cost included in income from discontinued operations	(5,420)	(3,759)	(630)	(643)

Net periodic cost included in income from continuing operations	$631	$514	$9	$(8)

	Pension Benefits Nine Months Ended September 30,		Other Benefits Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$10,919	$9,144	$456	$543
Interest cost	19,098	18,981	2,289	2,511
Expected return on plan assets	(18,729)	(17,439)	—	(12)
Amortization of net actuarial loss or (gain)	8,902	4,170	(282)	(591)
Amortization of prior service credits	(2,038)	(2,037)	(546)	(546)

Net periodic cost	18,152	12,819	1,917	1,905

Net periodic cost included in income from discontinued operations	(16,259)	(11,276)	(1,890)	(1,929)

Net periodic cost included in income from continuing operations	$1,893	$1,543	$27	$(24)

Net periodic cost included in income from continuing operations for the three and nine months ended September 30, 2012 and 2011 represents the cost of pension and other benefits for the active and retired employees of Loral’s Corporate headquarters and Loral’s Skynet subsidiary which was contributed to Telesat in 2007 (see Note 10).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Commitments and Contingencies

Financial Matters

SS/L has deferred revenue and accrued liabilities (classified as liabilities held for sale as of September 30, 2012) for warranty payback obligations relating to performance incentives for satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts included in liabilities held for sale for the nine months ended September 30, 2012, is as follows (in thousands):

Balance of deferred amounts at January 1, 2012	$37,113
Warranty costs incurred including payments	(2,212)
Accruals relating to pre-existing contracts (including changes in estimates)	8,020

Balance of deferred amounts included in liabilities held for sale at September 30, 2012	$42,921

In connection with the Sale, Loral has developed a plan for restructuring its corporate functions. Through mid-2013, Loral will reduce the number of employees at its headquarters. In the third quarter of 2012, Loral charged approximately $5.8 million to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily during 2012 and 2013. Loral paid restructuring costs of approximately $0.2 million for the three months ended September 30, 2012. At September 30, 2012, the liability recorded in the condensed consolidated balance sheet for the restructuring was $5.6 million.

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbital incentives”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies, companies in the early stages of building their businesses or highly leveraged companies, including some with near-term debt maturities. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. SS/L believes that these provisions will not have a material adverse effect on its consolidated financial position or its results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital incentive payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Because these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables. Orbital receivables included as assets held for sale in our consolidated balance sheet as of September 30, 2012 were $364 million, net of fair value adjustments of $15 million. Approximately $279 million of the gross orbital receivables are related to satellites launched as of September 30, 2012, and $100 million are related to satellites under construction as of September 30, 2012.

See Note 20 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.

Satellite Matters

Satellites are built with redundant or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. From time to time, anomalies may occur that require investigations to determine the cause of the anomaly and what remediation measures are appropriate. For example, certain of SS/L’s satellites have experienced some loss of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss or that additional satellites will not experience power loss. In the event of additional power loss on the affected satellites or new power loss on satellites heretofore not affected, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of performance incentives. Based upon information currently available and existing power margins on affected satellites, SS/L believes that solar array anomalies will not have a material adverse effect on its consolidated financial position or its results of operations, although no assurance can be provided.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the launch of an SS/L-built satellite on June 1, 2012, the satellite’s south solar array was damaged, resulting in a reduction of power available to the satellite’s transponders. SS/L had total orbital receivables related to this satellite of $18 million, which represents the maximum possible loss from this anomaly, excluding the cost of the failure investigation. During the third quarter of 2012 SS/L recorded a charge of $6.5 million to reduce orbital receivables based on the estimated loss of power on the satellite. The write down of SS/L’s orbital receivables as a result of the anomaly also will result in a $6.5 million payment to MDA pursuant to the Purchase Agreement relating to the Sale.

Non-performance can increase costs and subject SS/L to damage claims from customers and termination of the contract for SS/L’s default. SS/L’s contracts contain detailed and complex technical specifications to which the satellite must be built. It is very common that satellites built by SS/L do not conform in every single respect to, and contain a small number of minor deviations from, the technical specifications. Customers typically accept the satellite with such minor deviations. In the case of more significant deviations, however, SS/L may incur increased costs to bring the satellite within or close to the contractual specifications or a customer may exercise its contractual right to terminate the contract for default. In some cases, such as when the actual weight of the satellite exceeds the specified weight, SS/L may incur a predetermined penalty with respect to the deviation. A failure by SS/L to deliver a satellite to its customer by the specified delivery date, which may result from factors beyond SS/L’s control, such as delayed performance or non-performance by its subcontractors or failure to obtain necessary governmental licenses for delivery, would also be harmful to SS/L unless mitigated by applicable contract terms, such as excusable delay. As a general matter, SS/L’s failure to deliver beyond any contractually provided grace period would result in the incurrence of liquidated damages by SS/L, which may be substantial, and if SS/L is still unable to deliver the satellite upon the end of the liquidated damages period, the customer will generally have the right to terminate the contract for default. If a contract is terminated for default, SS/L would be liable for a refund of customer payments made to date, and could also have additional liability for excess re-procurement costs and other damages incurred by its customer, although SS/L would own the satellite under construction and attempt to recoup any losses through resale to another customer. A contract termination for default could have a material adverse effect on SS/L.

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

SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. There can be no assurance that infringement of existing third party patents has not occurred or will not occur. In the event of infringement, SS/L could be required to pay royalties to obtain a license from the patent holder, refund money to customers for components that are not useable or redesign its products to avoid infringement, all of which would increase its costs. SS/L could also be subject to injunctions prohibiting it from using components or methods. SS/L may also be required under the terms of its customer contracts to indemnify its customers for damages relating to infringement. For example, ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) have commenced a lawsuit in the United States District Court for the Southern District of California against SS/L and Loral alleging, among other things, that SS/L and Loral infringed certain ViaSat patents and breached non-disclosure obligations in certain contracts with ViaSat in connection with the manufacture of satellites by SS/L for customers other than ViaSat. See “Legal Proceedings” below for details of this lawsuit.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Legal Proceedings

ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) (collectively, “ViaSat”) have sued SS/L and Loral in the United States District Court for the Southern District of California. ViaSat’s amended complaint alleges, among other things, that SS/L directly, and Loral directly and indirectly, infringed certain ViaSat patents in connection with the manufacture of satellites by SS/L for customers other than ViaSat and that each of SS/L and Loral breached non-disclosure obligations in certain contracts with ViaSat. ViaSat’s amended complaint seeks, among other things, damages (including treble damages with respect to the patent infringement claims) in amounts to be determined at trial and to enjoin SS/L and Loral from further infringement of the ViaSat patents and breach of contract.

SS/L and Loral have answered ViaSat’s complaint and asserted defenses to ViaSat’s claims and counterclaims seeking a declaratory judgment that neither SS/L nor Loral has infringed and that they are not infringing the ViaSat patents, that ViaSat’s patents are invalid and that at least certain of ViaSat’s patents are unenforceable due to inequitable conduct. SS/L has also asserted counterclaims against ViaSat for patent infringement, alleging, among other things, that ViaSat infringed certain SS/L patents in connection with its manufacture and sale of certain satellite communication products and services. SS/L’s counterclaims seek, among other things, damages (including treble damages with respect to at least one of the patent infringement claims) in amounts to be determined at trial and to enjoin ViaSat from further infringement of the SS/L patents. ViaSat’s July 2012 motion to sever SS/L’s counterclaims against ViaSat so that those claims would be litigated in a separate case or, in the alternative, that the court bifurcate such claims for trial, was denied by the court in August 2012. On November 13, 2012, ViaSat filed a motion for summary judgment seeking an order declaring that the claims in two of SS/L’s patents are invalid.

We believe that each of SS/L and Loral has, and we intend vigorously to pursue, meritorious defenses and counterclaims to ViaSat’s claims. There can be no assurance, however, that SS/L’s and Loral’s defenses and counterclaims will be successful with respect to all or some of ViaSat’s claims or that SS/L will prevail with respect to its assertion that ViaSat has infringed SS/L patents. We believe that SS/L’s and Loral’s conduct was consistent with, and in due regard for, any applicable and valid intellectual property rights of ViaSat. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations.

Under the terms of the Purchase Agreement, Loral will indemnify SS/L for all Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and will retain control of the defense of the lawsuit by ViaSat against SS/L and Loral as well as SS/L’s counterclaims against ViaSat in the lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Costs and Covered Litigation Damages is subject to a dollar cap.

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

18. Earnings Per Share

Telesat has awarded employee stock options, which, if all exercised, could result in dilution of Loral’s ownership interest in Telesat to approximately 61.6%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations — basic	$65,404	$(97,555)	$54,796	$(39,524)
Less: Adjustment for dilutive effect of Telesat stock options	(1,890)	—	(207)	—

Income (loss) from continuing operations— diluted	$63,514	$(97,555)	$54,589	$(39,524)

Telesat stock options are excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2011, as the effect would be antidilutive.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basic income per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common and potential common shares outstanding for diluted earnings per share:
Weighted average common shares outstanding	30,745	30,706	30,684	30,680
Stock options	30	—	76	—
Unvested restricted stock	2	—	2	—
Unvested restricted stock units	220	—	218	—

Common shares outstanding for diluted earnings per share	30,997	30,706	30,980	30,680

For the three and nine months ended September 30, 2011, all stock options outstanding, unvested restricted stock and unvested restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive. The following summarizes stock options outstanding, unvested restricted stock and unvested restricted stock units excluded from the calculation of diluted loss per share:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Stock options outstanding	169	287

Unvested restricted stock	2	3

Unvested restricted stock units	227	225

19. Segments

Prior to the agreement to sell SS/L, Loral had two operating segments: satellite manufacturing and satellite services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the three and nine months ended September 30, 2012 and 2011. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 64% share of Telesat’s results as equity in net income of affiliates. Our ownership in XTAR, for which we use the equity method of accounting, is included in Corporate.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intersegment revenues primarily consist of satellites under construction by satellite manufacturing for satellite services and the leasing of transponder capacity by satellite manufacturing from satellite services. Summarized financial information concerning the reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Satellite manufacturing:
External revenues	$270,920	$236,084	$805,287	$692,571
Intersegment revenues(1)	9,385	32,761	56,108	109,425

Satellite manufacturing revenues	280,305	268,845	861,395	801,996
Satellite services revenues(2)	220,361	204,403	616,236	617,264

Operating segment revenues before eliminations	500,666	473,248	1,477,631	1,419,260
Intercompany eliminations(3)	—	—	—	(830)
Affiliate eliminations(2)	(220,361)	(204,403)	(616,236)	(617,264)

Total revenues	280,305	268,845	861,395	801,166

Revenues included in income from discontinued operations	(280,305)	(268,845)	(861,395)	(801,166)

Revenues reported	$—	$—	$—	$—

Segment Adjusted EBITDA(4)
Satellite manufacturing	$13,317	$26,920	$40,855	$95,533
Satellite services(2)	169,989	157,229	473,263	476,274
Corporate(5)	(10,030)	(3,774)	(18,334)	(11,969)

Adjusted EBITDA before eliminations	173,276	180,375	495,784	559,838
Intercompany eliminations(3)	—	—	—	(279)
Affiliate eliminations(2)	(169,989)	(157,229)	(473,263)	(476,274)

Adjusted EBITDA	3,287	23,146	22,521	83,285

Adjusted EBITDA from discontinued operations	(13,317)	(26,920)	(40,855)	(95,254)

Adjusted EBITDA from continuing operations	(10,030)	(3,774)	(18,334)	(11,969)

Reconciliation to Operating Income
Depreciation, Amortization and Stock-Based Compensation(4)
Satellite manufacturing	(8,652)	(8,473)	(25,067)	(24,017)
Satellite services(2)	(65,291)	(63,131)	(186,788)	(188,090)
Corporate	(286)	(302)	(857)	(874)

Segment depreciation before affiliate eliminations	(74,229)	(71,906)	(212,712)	(212,981)
Affiliate eliminations(2)	65,291	63,131	186,788	188,090

Depreciation, amortization and stock-based compensation	(8,938)	(8,775)	(25,924)	(24,891)

Depreciation, amortization and stock-based compensation from discontinued operations	8,652	8,473	25,067	24,017

Depreciation, amortization and stock-based compensation as reported	(286)	(302)	(857)	(874)

Gain on disposition of net assets(6)	—	—	—	5,118

Operating loss as reported	$(10,316)	$(4,076)	$(19,191)	$(7,725)

	September 30, 2012	December 31, 2011
Total Assets(7)
Satellite manufacturing	$—	$929,408
Satellite services(2) (8)	5,387,975	5,724,418
Corporate	445,337	529,501

Total assets before affiliate eliminations	5,833,312	7,183,327
Affiliate eliminations(2)	(5,387,975)	(5,347,174)

Total assets excluding assets held for sale	445,337	1,836,153
Total assets classified as assets held for sale	959,536	—

Total assets as reported	$1,404,873	$1,836,153

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)

Intersegment revenues include $9.4 million and $32.8 million for the three months ended September 30, 2012 and 2011, respectively, and $56.1 million and $108.6 million for the nine months ended September 30, 2012 and 2011, respectively, of revenue from affiliates.

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

(7)	Amounts are presented after the elimination of intercompany profit.
(8)	Includes $2.4 billion of satellite services goodwill related to Telesat as of September 30, 2012 and December 31, 2011.

20. Related Party Transactions

Transactions with Affiliates

Telesat

As described in Note 10, we own 64% of Telesat and account for our ownership interest under the equity method of accounting.

In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian partner, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions) and provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party and provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities. In addition, the Shareholders Agreement provides for either PSP or Loral to cause Telesat Holdco to conduct an initial public offering of its equity shares if an initial public offering has not been completed by October 31, 2011, the fourth anniversary of the Telesat transaction. On July 25, 2012, PSP delivered a notice to Telesat Holdco and Loral exercising its right to require Telesat Holdco to conduct an initial public offering. Loral is continuing to evaluate the effect of the notice and its obligations and alternatives. There can be no assurance as to whether, when or on what terms an initial public offering of Telesat Holdco equity may occur.

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

As of September 30, 2012, SS/L had a contract with Telesat for the construction of the Anik G1 satellite. Information related to satellite construction contracts with Telesat is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues (included in income from discontinued operations) from Telesat satellite construction contracts	$9,383	$32,754	$56,095	$108,579
Milestone payments received from Telesat	17,626	24,271	51,931	96,389

Amounts receivable by SS/L from Telesat related to satellite construction contracts as of September 30, 2012 and December 31, 2011 were $2.2 million and $4.6 million, respectively. Amounts receivable as of September 30, 2012 are included in assets held for sale.

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses included income related to the Consulting Agreement of $1.25 million for each of the three month periods ended September 30, 2012 and 2011 and $3.75 million for each of the nine month periods ended September 30, 2012 and 2011. We also had a note receivable related to the Consulting Agreement from Telesat of $24.0 and $20.7 million as of September 30, 2012 and December 31, 2011, respectively. We received payments of $1.6 million and $3.2 million from Telesat for the nine months ended September 30, 2012 and 2011, respectively, related to the Consulting Agreement. The note receivable was paid in full by Telesat in October 2012.

In connection with the Telesat transaction, Loral has retained the benefit of tax recoveries related to the transferred assets and has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of September 30, 2012 and December 31, 2011, we had recognized a net receivable from Telesat of $0.5 million, representing our estimate of the probable outcome of these tax matters, which is included as other assets of $2.6 million and long-term liabilities of $2.1 million in the consolidated balance sheet. There can be no assurance, however, that these tax matters will be ultimately settled for the net amount recorded.

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

Loral received special cash distributions from Telesat of $376 million on March 28, 2012 and $44 million on July 5, 2012. The distributions were the result of a Telesat refinancing and recapitalization transaction (see Note 10).

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

A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the Viasat-1 satellite in January 2008. SS/L recorded sales to ViaSat under this contract of $(0.1) million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively and $0.4 million and $7.8 million for the nine months ended September 30, 2012 and 2011, respectively. SS/L’s sales to ViaSat have been included in income from discontinued operations in our statements of operations for the three and nine months ended September 30, 2012 and 2011.

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. In consideration for the assignment, Loral received $13 million from Telesat and was reimbursed by Telesat for approximately $48.2 million of net costs incurred through closing of the sale, including costs for the satellite, launch and insurance, and costs of the gateways and related equipment. Also, in connection with the assignment, Telesat agreed that if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers during the first four years after the commencement of service using the supplemental capacity. In connection with the sale, Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. Our condensed consolidated statements of operations for the nine months ended September 30, 2011 included a $6.9 million gain on this transaction, including the portion classified as discontinued operations of $1.8 million, representing the $13 million in proceeds in excess of costs adjusted for cumulative intercompany profit eliminations and our retained ownership interest in Telesat. During 2010, a subsidiary of Loral entered into contracts with ViaSat for procurement of equipment and services and with Telesat for consulting, management, engineering and integration services related to the gateways that enable commercial services using the Loral Payload. Prior to April 11, 2011, we had made cumulative payments of $3.9 million to ViaSat and $1.4 million to Telesat under these agreements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Costs of satellite manufacturing for sales to related parties included in income from discontinued operations were $5.5 million and $29.6 million for the three months ended September 30, 2012 and 2011, respectively, and $29.9 million and $98.1 million for the nine months ended September 30, 2012 and 2011, respectively.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of September 30, 2012 and December 31, 2011, our consolidated balance sheets included liabilities of $1.9 million and $3.7 million for the future use of these transponders. The liability as of September 30, 2012 was included in liabilities held for sale. Interest expense on this liability included in income from discontinued operations was $0.1 million for each of the three month periods ended September 30, 2012 and 2011, $0.2 and $0.4 million for the nine month periods ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 SS/L made payments of $2.0 million to Telesat pursuant to the agreement.

XTAR

As described in Note 10 we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of September 30, 2012 and December 31, 2011 were $5.1 million and $4.2 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement and XTAR has agreed that its excess cash balance (as defined) will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three and nine months ended September 30, 2012 and 2011.

MHR Fund Management LLC

Mark H. Rachesky, managing principal of MHR, and Hal Goldstein, a former managing principal of MHR, are members of Loral’s board of directors. Sai S. Devabhaktuni, former managing principal of MHR, was a member of the Loral Board until his resignation in January 2012.

Various funds affiliated with MHR and Dr. Rachesky held, as of September 30, 2012 and December 31, 2011, approximately 38.3% and 38.6%, respectively, of the outstanding voting common stock and as of September 30, 2012 and December 31, 2011 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.4% and 57.7%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 39
Consolidated Operating Results	Page 42
Liquidity and Capital Resources:
Loral	Page 49
Telesat	Page 51
Contractual Obligations	Page 54
Statement of Cash Flows	Page 54
Affiliate Matters	Page 55
Commitments and Contingencies	Page 55
Other Matters	Page 55

Loral Space & Communications Inc., a Delaware corporation, together with its subsidiaries (“Loral”, the “Company”, “we”, “our”, and “us”) is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services. Prior to completion of the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SS/L”), we were also engaged in the satellite manufacturing business. See “Overview – Businesses – Recent Developments” below. The term “Parent Company” is a reference to Loral Space & Communications Inc., excluding its subsidiaries.

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

Overview

Businesses

Recent Developments

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, SS/L, to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated June 26, 2012, between Loral, SS/L, MDA and MDA Holdings, as amended on October 30, 2012, in a series of transactions described below, Loral received total cash payments of $967.9 million plus a three-year promissory note in the principal amount of $101 million for the purchase of certain real estate used in connection with SS/L’s business.

Prior to the Sale, SS/L (i) was converted into a limited liability company, (ii) transferred the real estate owned by it to a newly formed limited liability company (“Land LLC”), (iii) distributed the equity interests in Land LLC to the Company, and (iv) issued to Loral promissory notes in an aggregate amount equal to $193.9 million (the “Closing Notes”). The Closing Notes were issued to satisfy SS/L’s obligations under the Purchase Agreement to repay intercompany balances due Loral and to pay Loral a cash dividend, which included per diem amounts provided for in the Purchase Agreement. Immediately following the Sale, SS/L repaid the Closing Notes for an aggregate cash amount equal to $193.9 million.

At closing of the Sale, Loral received (i) $774 million from MDA Holdings for the purchase of the equity interests in SS/L and (ii) a promissory note, dated November 2, 2012, issued by MDA for $101 million (the “Land Note”) for the purchase of the equity interests in Land LLC.

The Land Note bears interest at the rate of 1% per annum and amortizes in three equal annual installments on each March 31, commencing March 31, 2013. The Land Note is backed by a letter of guarantee from Royal Bank of Canada.

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral will pay MDA $6.5 million as a result of the resolution of a contingency.

The transaction is taxable, and, for tax purposes, will be treated as a sale of assets.

Under the terms of the Purchase Agreement, Loral will indemnify SS/L for all Covered Litigation Costs and any Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and will retain control of the defense of the lawsuit against SS/L and Loral by ViaSat, Inc. as well as SS/L’s counterclaims against ViaSat, Inc. in that lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Costs and Covered Litigation Damages is subject to a dollar cap.

On November 7, 2012, in connection with the receipt of the proceeds from the Sale, our Board of Directors declared a special distribution of $29.00 per share for an aggregate distribution of $899.3 million. The distribution will be paid on December 4, 2012 to holders of record of Loral voting and non-voting common stock as of November 19, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment will be made to outstanding stock-based awards to reflect the special distribution.

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

The operations of SS/L, previously reported as the satellite manufacturing operating segment, have been reclassified as discontinued operations in our statements of operations and cash flows. The assets and liabilities of SS/L have been reflected as assets held for sale and liabilities held for sale, respectively, on our condensed consolidated balance sheet as of September 30, 2012.

Subsequent to the Sale, Loral has one operating segment consisting of satellite based communications services. Loral participates in satellite services operations through its ownership interest in Telesat Holdings Inc. (“Telesat Holdco”) which owns Telesat Canada (“Telesat”), a leading global fixed satellite services operator, with offices around the world. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations.

Loral holds a 64% economic interest and a 33 1/3% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.3 billion of backlog as of September 30, 2012.

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

At September 30, 2012, Telesat provided satellite services to customers from its fleet of 13 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite which was launched in October 2011. Telesat successfully launched the Nimiq 6 satellite and placed it into commercial service during June 2012. Telesat currently has one satellite awaiting launch, Anik G1, which Telesat anticipates will be launched in early 2013.

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

Telesat believes its satellites produce a substantial combination of ongoing revenue from backlog, continuing revenue growth and an effective foundation upon which it will seek to continue to grow its revenue and cash flows. The growth is expected to come from the Canadian payload on the ViaSat-1 satellite, its newly launched Nimiq 6 satellite, its Anik G1 satellite awaiting launch, and the sale of available capacity on its existing in-orbit satellites.

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

For the remainder of 2012, Telesat will remain focused on: increasing utilization on its existing satellites, continuing the preparation for the launch and deployment of the Anik G-1 satellite, securing additional customer requirements to support the procurement of additional satellites and maintaining cost and operating discipline.

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

In connection with the closing of the Telesat Credit Agreement, Telesat’s Board declared a special cash distribution to its shareholders, as a reduction of stated capital, in the amount of approximately CAD 656 million. Loral’s share of this amount was approximately CAD 420 million. On March 28, 2012, Telesat paid its shareholders approximately CAD 586 million of the special distribution, which was funded by the proceeds from the Telesat Senior Credit Facilities and excess cash from operations. Of this amount, Loral received approximately CAD 375 million ($376 million). The approximately CAD 70 million distribution remaining was paid in July 2012, with Loral receiving approximately CAD 45 million ($44 million). In connection with the cash distribution made to Telesat’s shareholders, Telesat’s Board also authorized approximately CAD 49 million in special payments to executives and certain employees of Telesat. Approximately CAD 48 million of special payments and benefits was recorded as compensation expense at September 30, 2012. The majority of the remaining payments are expected to be made over the next three years, subject to the executives’ and employees’ continued employment with Telesat on the payment date and other conditions.

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

On October 29, 2012, Telesat issued, through a private placement, an additional $200 million of 6% senior notes due 2017. Telesat has used the net proceeds from the debt offering to fund the repayment of certain indebtedness owed to its principal shareholders, including accrued and unpaid interest thereon and for general corporate purposes.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 48% of Telesat’s revenues received in Canada for the three and nine months ended September 30, 2012, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2012 would have increased or decreased Telesat’s net income for the nine months ended September 30, 2012 by approximately $144 million.

General

On March 28, 2012, as a direct result of the special cash distribution by Telesat to its shareholders discussed above, the Loral Board of Directors declared a special dividend of $13.60 per share for an aggregate dividend of $418 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012. The dividend paid to Loral’s shareholders approximated the full amount of both dividend tranches received by Loral from Telesat. As the dividend was paid prior to receipt of the second tranche from Telesat, Loral used its available cash balance to fund the difference between the Loral dividend paid and the proceeds received from Telesat.

Subsequent to the Sale, Loral’s remaining assets, primarily its ownership interests in Telesat, will continue to have substantial value. Loral may, from time to time, explore and evaluate possible strategic transactions and alliances which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. Should Loral determine to pursue these opportunities, additional funds are likely to be required. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for these transactions on favorable terms, if at all.

In connection with the Sale, Loral has developed a plan for restructuring its corporate functions. Through mid-2013, Loral will reduce the number of employees at its headquarters. In the third quarter of 2012, Loral charged approximately $5.8 million to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily during 2012 and 2013. Loral paid restructuring costs of approximately $0.2 million for the three months ended September 30, 2012. At September 30, 2012, the liability recorded in the condensed consolidated balance sheet for the restructuring was $5.6 million.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2012.

Consolidated Operating Results —

Three Months Ended September 30, 2012 Compared With Three Months Ended September 30, 2011

The following compares our consolidated results for the three months ended September 30, 2012 and 2011 as presented in our financial statements (in millions):

Selling, General and Administrative Expenses

	Three Months Ended September 30,		% Increase/
	2012	2011	(Decrease)
Selling, general and administrative expenses	$10.3	$4.1	151%

Selling, general and administrative expenses, which are comprised of Corporate office expenses, increased by $6.2 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to severance expense of $5.8 million in 2012 for the corporate restructuring as a result of the Sale.

Interest and Investment Income

	Three Months Ended September 30,
	2012	2011
Interest and investment income	$0.4	$0.2

Interest and investment income for the three months ended September 30, 2012 and 2011 consists primarily of interest income on long-term receivables due from Telesat for consulting services.

Other Expense

Other expense for the three months ended September 30, 2012 is primarily comprised of $2.2 million related to the Sale. Other expense for the three months ended September 30, 2011 consisted primarily of expenses related to the Sale and potential spin-off of SS/L.

Income Tax Provision

Our income tax provision for the three months ended September 30 is summarized as follows: (i) for 2012, we recorded a tax benefit of $36.6 million (which included a deferred benefit of $2.6 million to reduce our valuation allowance (see below) and a benefit of $47.0 million for UTPs) on a pre-tax loss of $12.8 million and (ii) for 2011, we recorded a tax provision of $15.4 million (which included a provision of $1.0 million for UTPs) on a pre-tax loss of $4.9 million. The tax benefit for UTPs for the three months ended September 30, 2012 included a benefit of $47 million related to the expiration of the statute of limitations for the assessment of additional tax with regard to certain UTPs from Old Loral including the reversal of applicable interest and penalties previously accrued.

Our income tax provision for each period is computed by applying an expected effective annual tax rate (10% for 2012 and a negative rate in excess of 100% for 2011) against the cumulative pre-tax loss for the nine months ended September 30, 2012 and 2011 (before adjusting for certain tax items that are discrete to each period) less the cumulative provision recorded in each of the respective prior quarters. Taxes provided on the special cash distribution received from Telesat were treated as discrete to the three months ended September 30, 2012 and not included in the expected effective annual tax rate. In addition, the income tax provision included our tax expense on equity in net income (loss) of affiliates, which is included on the condensed consolidated statements of operations below the line for income tax benefit (provision).

For the three months ended September 2012, we recorded a net deferred income tax benefit of $2.6 million to reduce our valuation allowance against net deferred tax assets after having determined, based on all available evidence, that with the Sale it is more likely than not that we will realize a future benefit from that portion of our deferred tax assets. Subsequent to the Sale, to the extent that Loral’s profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, the Company would generate sufficient taxable income from the appreciated value of its Telesat investment, which currently has a nominal tax basis, in order to prevent its federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

During the last quarter of 2012, we expect that the statute of limitations for assessment of additional tax will expire for various UTPs potentially resulting in a $34 million reduction to our unrecognized tax benefits. This reduction would provide a $41 million benefit to our income tax provision on income from continuing operations, including the reversal of applicable interest and penalties previously accrued.

Equity in Net Income (Loss) of Affiliates

Equity in net income (loss) of affiliates consists of (in millions):

	Three Months Ended September 30,
	2012	2011
Telesat	$43.7	$(75.1)
XTAR	(2.1)	(2.2)

	$41.6	$(77.3)

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in special cash distributions to Loral of CAD 375 million ($376 million) in the first quarter of 2012 and CAD 45 million ($44 million) in July 2012 (see Note 10 to the financial statements).

The special cash distributions exceed our cumulative equity in net income of Telesat and our investment. In following the equity method of accounting, our investment balance in Telesat has been reduced to zero, and, as of September 30, 2012, cumulative special cash distributions of approximately $31 million were recorded as equity in net income of Telesat. In accordance with the equity method of accounting, we will not record equity in net income of Telesat until our share of Telesat’s future net income exceeds $31 million.

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended September 30, 2012 and 2011 follows (in millions):

	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	219.5	200.4	220.3	204.4
Operating expenses	(50.1)	(46.3)	(50.4)	(47.2)
Depreciation, amortization and stock-based compensation	(65.0)	(61.8)	(65.3)	(63.1)
Loss on disposition of long lived assets	—	(0.1)	—	(0.1)
Operating income	104.4	92.2	104.6	94.0
Interest expense	(58.8)	(55.2)	(59.0)	(56.3)
Foreign exchange gains (losses)	94.6	(261.4)	94.4	(267.5)
(Losses) gains on financial instruments	(40.9)	122.7	(40.8)	125.6
Other income (expense)	0.1	0.3	(0.2)	0.2
Income tax provision	(14.3)	(5.9)	(14.3)	(5.9)
Net income (loss)	85.1	(107.3)	84.7	(109.9)
Average exchange rate for translating Canadian dollars to U.S. dollars			.9957	.9803

Telesat revenue increased by $16 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due primarily to revenue on the Nimiq 6 satellite which entered into commercial service in June 2012, increased enterprise services revenues due to growth in international activities and inauguration of commercial services on ViaSat-1 in December 2011, partially offset by a scheduled rate reduction on a long term broadcast services contract and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues. Telesat revenue excluding foreign exchange impact would have increased by approximately $18 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011.

Telesat’s operating income increased by $11 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to the revenue increase described above partially offset by the special payments to executives and certain employees of Telesat in connection with the cash distribution to shareholders in 2012 and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Foreign exchange rate changes had no net impact on the change in operating income for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of September 30, 2012 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. Telesat estimates that, after considering the impact of hedges, a five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2012 would have increased or decreased Telesat’s net income for the three months ended September 30, 2012 by approximately $144 million.

The equity losses in XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of September 30, 2012, using the most recent forecast, and concluded that our investment in XTAR was not impaired. Any further declines in XTAR’s projected revenues may result in a future impairment charge.

Income from Discontinued Operations, net of taxes

In connection with the Sale we have reclassified SS/L’s operations as discontinued operations in our condensed consolidated financial statements for the three months ended September 30, 2012 and 2011.

The following is a summary of SS/L’s operating results which are included in income from discontinued operations (in thousands):

	Three Months Ended September 30,
	2012	2011
Revenues	$280.3	$268.8
Operating income	4.7	18.4
Income before income taxes	9.1	22.1
Income tax provision	(4.8)	(1.8)
Net income	4.3	20.3

Despite an increase in revenue, SS/L operating income decreased $14 million for the three months ended September 30, 2012 compared with the three months ended September 30, 2011. The decrease was primarily due to unanticipated events including $3 million of penalties and increased manufacturing costs on a single program and $8 million for solar array anomaly investigation and rework, including a charge to reduce orbital receivables. Other changes in operating income included a $1 million decrease for legal fees related to patent infringement litigation, a $17 million decrease from lower margins attributable to lower average size and profitability of satellites under construction during 2012 compared to 2011 and a $15 million increase from volume-related improvement in fringe and overhead rates.

Nine Months Ended September 30, 2012 Compared With Nine Months Ended September 30, 2011

The following compares our consolidated results for the nine months ended September 30, 2012 and 2011 as presented in our financial statements (in millions):

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		% Increase/
	2012	2011	(Decrease)
Selling, general and administrative expenses	$19.2	$12.8	50%

Selling, general and administrative expenses, which consists of Corporate office expense, increased $6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase was primarily due to severance expense of $5.8 million in 2012 for the corporate restructuring as a result of the Sale.

Gain on Disposition of Net Assets

Gain on disposition of net assets for the nine months ended September 30, 2011 represents the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat, net of the elimination of Loral’s 64% ownership interest in Telesat.

Interest and Investment Income

	Nine Months Ended September 30,
	2012	2011
Interest and investment income	$1.3	$2.7

Interest and investment income for the nine months ended September 30, 2012 consists primarily of interest income on long-term receivables due from Telesat for management fees. Interest and investment income for the nine months ended September 30, 2011 includes interest income of $1.7 million on directors and officers liability insurance claims and $1.0 million on long-term receivables due from Telesat for consulting services.

Gain on Litigation

Gain on litigation for the nine months ended September 30, 2011 represents the recovery under our directors and officers liability insurance coverage of plaintiffs’ legal fees related to shareholder litigation based on a court decision in February 2011.

Other Expense

Other expense for the nine months ended September 30, 2012 is primarily comprised of $4.1 million of expenses related to the Sale, partially offset by a $1.3 million gain related to a foreign exchange forward contract to hedge the foreign exchange risk associated with the payment of the second tranche of the special cash distribution from Telesat that was received in July 2012. Other expense for the three months ended September 30, 2011 consisted primarily of expenses related to the sale and potential spin-off of SS/L.

Income Tax Provision

Our income tax provision for the nine months ended September 30 is summarized as follows: (i) for 2012, we recorded a current tax benefit of $54.1 million (which included a benefit of $53.7 million to reduce our liability for UTPs, primarily related to the expiration of the statute of limitations for the assessment of additional tax with regard to certain UTPs from Old Loral) and a deferred provision of $14.9 million (which included a provision of $6.1 million for UTPs), resulting in a total benefit of $39.2 million on a pre-tax loss of $21.5 million and (ii) for 2011, we recorded a current tax provision of $0.7 million (which included a provision of $0.8 million for UTPs) and a deferred provision of $26.7 million (which included a benefit of $0.7 million for UTPs), resulting in a total provision of $27.4 million on a pre-tax loss of $5.1 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate (10% for 2012 and a negative rate in excess of 100% for 2011) against the pre-tax loss for the nine months ended September 30, 2012 and 2011 (before adjusting for certain tax items that are discrete to each period). The following items were not included in the expected effective annual tax rate but rather treated as discrete to each respective period: for the nine months ended September 30, 2012, taxes provided on the special cash distribution received from Telesat; and for the nine months ended September 30, 2011, taxes provided on the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat and the gain on litigation.

The income tax provision included our tax expense on equity in net income (loss) of affiliates, which is included on the condensed consolidated statements of operations below the line for income tax benefit (provision). When comparing 2012 to 2011, the impact of taxes provided on our projected equity in net income of Telesat for the full year 2011 relative to our projected pre-tax loss from continuing operations for 2011 (without the gain from discrete items) caused the significant increase to our expected effective annual tax rate.

For the nine months ended September 2012, we recorded a net deferred income tax benefit of $1.1 million to reduce our valuation allowance against net deferred tax assets after having determined, based on all available evidence, that with the Sale it is more likely than not that we will realize a future benefit from that portion of our deferred tax assets. Subsequent to the Sale, to the extent that Loral’s profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, the Company would generate sufficient taxable income from the appreciated value of its Telesat investment, which currently has a nominal tax basis, in order to prevent its federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

During the last quarter of 2012, we expect that the statute of limitations for assessment of additional tax will expire for various UTPs potentially resulting in a $34 million reduction to our unrecognized tax benefits. This reduction would provide a $41 million benefit to our income tax provision on income from continuing operations, including the reversal of applicable interest and penalties previously accrued.

Equity in Net Income (Loss) of Affiliates

Equity in net income (loss) of affiliates consists of (in millions):

	Nine Months Ended September 30,
	2012	2011
Telesat	$42.2	$(1.0)
XTAR	(5.1)	(6.0)
Other	—	(0.1)

	$37.1	$(7.1)

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in special cash distributions to Loral of CAD 375 million ($376 million) in the first quarter of 2012 and CAD 45 million ($44 million) in July 2012 (see Note 10 to the financial statements). Because the total special cash distribution exceeds our cumulative equity in net income of Telesat and our initial investment, we suspended use of the equity method of accounting and our investment balance in Telesat has been reduced to zero. As of September 30, 2012, special cash distributions of approximately $31 million were recorded as equity in net income of Telesat. We will resume using the equity method of accounting after this excess cash distribution of $31 million is recovered through future equity in net income of Telesat.

Summary financial information for Telesat in accordance with U.S. GAAP is as follows (in millions):

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	617.7	603.6	616.2	617.3
Operating expenses	(186.8)	(137.9)	(186.3)	(141.0)
Depreciation, amortization and stock-based compensation	(187.2)	(183.9)	(186.8)	(188.1)
Loss on disposition of long lived asset	(0.1)	(0.8)	(0.1)	(0.9)
Operating income	243.6	281.0	243.0	287.3
Interest expense	(172.7)	(163.3)	(172.3)	(167.0)
Expense of refinancing	(79.9)	—	(79.7)	—
Foreign exchange gains (losses)	100.9	(165.1)	100.7	(168.9)
(Losses) gains on financial instruments	(41.6)	82.8	(41.5)	84.7
Other income	1.1	1.8	1.1	1.8
Income tax provision	(18.6)	(30.2)	(18.6)	(30.8)
Net income	32.8	7.0	32.7	7.1
Average exchange rate for translating Canadian dollars to U.S. dollars			1.0024	.9779

	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	234.0	359.3	237.9	351.8
Total assets	5,302.0	5,461.1	5,389.8	5,347.2
Current liabilities	266.5	295.6	270.9	289.4
Long-term debt, including current portion	3,270.5	2,877.9	3,324.7	2,817.9
Promissory note	142.8	—	145.2	—
Total liabilities	4,733.5	4,131.8	4,811.9	4,045.6
Redeemable preferred stock	—	141.4	—	138.5
Shareholders’ equity	568.5	1,187.9	577.9	1,163.1
Period end exchange rate for translating Canadian dollars to U.S. dollars			.9837	1.0213

Telesat’s operating expense for the nine months ended September 30, 2012 includes a $48 million amount payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders.

Telesat revenue decreased by $1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due primarily to a scheduled rate reduction on a long term broadcast services contract, a one-time termination payment received in 2011 from a consulting contract, one-time consulting contracts in 2011 and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues, partially offset by an increase in enterprise services revenues due to growth in international activities, inauguration of commercial services on ViaSat-1 in December 2011 and revenue earned on Telesat’s Nimiq 6 satellite which commenced service in June 2012. Telesat revenue excluding foreign exchange impact would have decreased by approximately $13 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011.

Telesat’s operating income decreased by $44 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to the special payments to executives and certain employees of Telesat in connection with the cash distribution to shareholders in 2012 and the revenue decrease described above, partially offset by the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Telesat’s operating income excluding foreign exchange impact would have decreased by approximately $45 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011.

Expense of refinancing for the nine months ended September 30, 2012 represents deferred financing costs on the previous credit facilities and deferred financing costs and redemption premiums on the previous senior notes which were charged to expense as a result of the refinancings.

The equity losses in XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

Income from Discontinued Operations, net of taxes

In connection with the Sale, we have reclassified SS/L’s operations as discontinued operations in our condensed consolidated financial statements for the nine months ended September 30, 2012 and 2011.

The following is a summary of SS/L’s operating results which are included in income from discontinued operations (in thousands):

	Nine Months Ended September 30,
	2012	2011
Revenues	$861.4	$801.2
Operating income	15.8	73.0
Income before income taxes	34.2	85.3
Income tax provision	(16.5)	(25.7)
Net income	17.7	59.6

Despite an increase in revenue, SS/L operating income decreased $57 million for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The decrease was primarily due to unanticipated events including $18 million of penalties and increased manufacturing costs on a single program and $22 million for solar array anomaly investigation, rework, and penalties, including a charge to reduce orbital receivables. Other changes in operating income included a $9 million decrease related to a loss provision for a program booked in the first quarter of 2012, a $3 million decrease for legal fees related to patent infringement litigation, a $15 million decrease from lower margins attributable to lower average size and profitability of satellites under construction during 2012 compared to 2011 and a $10 million increase from volume-related improvement in fringe and overhead rates.

Backlog

Backlog as of September 30, 2012 and December 31, 2011 was as follows (in millions):

	September 30, 2012	December 31, 2011
Satellite Manufacturing	$1,630	$1,426
Satellite Services	5,323	5,333

Total backlog before eliminations	6,953	6,759
Satellite Manufacturing eliminations	—	—
Satellite Services eliminations	(5,323)	(5,333)

Backlog	1,630	1,426
Backlog for discontinued operations	(1,630)	—

Backlog for continuing operations	$—	$1,426

The increase in Satellite Manufacturing backlog as of September 30, 2012 compared with December 31, 2011 was the result of four satellite awards for the nine months ended September 30, 2012, partially offset by revenues recognized during the period. The decrease in Satellite Services backlog as of September 30, 2012 compared with December 31, 2011 was the result of the realization of a portion of previous backlog as revenues, partially offset by additional bookings and exchange rate changes.

Liquidity and Capital Resources

Loral

As described above, the Company’s principal asset is a 64% economic interest in Telesat and, prior to the Sale, also included 100% of the capital stock of SS/L. In addition, the Company has a 56% economic interest in XTAR. In connection with the Sale, SS/L’s operations are reflected as discontinued operations in the Company’s financial statements. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting.

The Parent Company has no debt. At September 30, 2012, there were no outstanding borrowings and $4 million of letters of credit outstanding under the SS/L Credit Agreement. Telesat has third party debt with financial institutions. The Parent Company has not provided a guarantee for the debt of Telesat. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR makes payments of $5 million per year to pay down the outstanding restructured lease balance.

Cash is maintained at the Parent Company, SS/L, Telesat and XTAR to support the operating needs of each respective entity. The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to the Parent Company is governed by applicable covenants relating to its debt and its shareholder agreement. The ability of XTAR to pay dividends and management fees in cash to the Parent Company is governed by its shareholder agreement.

Cash and Available Credit

At September 30, 2012, the Company, excluding SS/L, had $54 million of cash and cash equivalents, no restricted cash and no debt. As discussed above, the operations of SS/L are reflected as discontinued operations on our financial statements, and SS/L cash was included in assets held for sale on our condensed consolidated balance sheet. At September 30, 2012, SS/L had $10 million of cash and cash equivalents, and $86 million of restricted cash and no debt. For the first nine months of 2012, including both continuing and discontinued operations, $32 million was used in operating activities, $323 million was provided by investing activities and $424 million was used in financing activities. A detailed discussion of the cash changes by activity is set forth in the section, “Statement of Cash Flows”, below.

As of September 30, 2012, SS/L had borrowing availability of approximately $146 million under the SS/L Credit Agreement after giving effect to approximately $4 million of outstanding letters of credit. SS/L was in compliance with all of the covenants of the SS/L Credit Agreement until it was terminated on November 2, 2012 in connection with the Sale.

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

Liquidity

The $133 million decrease in cash and cash equivalents for the Company from December 31, 2011 to September 30, 2012 consisted of a $23 million decrease for the Parent Company and a $110 million decrease associated with SS/L.

The decrease in Parent Company cash was mainly due to funding $21 million of operating costs. The Parent Company received $420 million in distributions from Telesat after converting the Canadian dollars it received and paid $418 million in dividends to its shareholders. Other cash decreases included approximately $2 million used for the repurchase of common stock and $5 million to fund the withholding taxes on employee cashless stock option exercises, net of amounts received from the exercise of stock options.

At the Parent Company, cash flow is fairly predictable and we expect that our cash and cash equivalents as of September 30, 2012 will be sufficient to fund projected expenditures for the next 12 months. On October 31, 2012, the Parent Company received $24 million from Telesat to repay the outstanding note with interest that was related to the management fee. On November 2, 2012, the Parent Company closed the Sale. The Parent Company received total cash payments of $968 million, consisting of $774 million from MDA Holdings for the purchase of the equity interests in SS/L and $193.9 million from SS/L to repay intercompany balances due Loral and to pay Loral a cash dividend, which included per diem amounts provided for in the Purchase Agreement. In addition, the Parent Company received a three-year promissory note in the principal amount of $101 million for the purchase of certain real estate used in connection with SS/L’s business. As a result of a $6.5 million write-down of SS/L orbital receivables related to a solar array anomaly, Loral will pay MDA $6.5 million pursuant to the Purchase Agreement. The sale transaction is taxable, and, for tax purposes, will be treated as a sale of assets.

On November 7, 2012, in connection with the receipt of the proceeds from the Sale, our Board of Directors declared a special distribution of $29.00 per share for an aggregate distribution of $899 million. The distribution will be paid on December 4, 2012 to holders of record of Loral voting and non-voting common stock as of November 19, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment will be made to outstanding stock-based awards to reflect the special distribution.

We expect the Sale will enable the Parent Company to reduce the annual run rate of corporate expenses, after a transition period, to approximately $7 million, excluding costs related to the SS/L transaction and net of consulting fees from Telesat of $5 million per year. The Parent Company will also receive approximately $33.67 million from MDA each March 31 for the next three years under the promissory note mentioned above. In addition to our cash on hand, we believe that, given the substantial value of our assets, primarily our 64% economic interest in Telesat and our lack of any debt, the Parent Company has the ability, if appropriate, to access the financial markets for cash requirements. Given the continuously changing financial environment, however, there can be no assurance that the Parent Company would be able to obtain such financing on acceptable terms.

During the first nine months of 2012, SS/L’s cash and cash equivalents decreased $110 million, after funding $62 million of additional restricted cash.

Risks to Cash Flow

ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) (collectively, “ViaSat”) have sued SS/L and Loral in the United States District Court for the Southern District of California. ViaSat’s amended complaint alleges, among other things, that SS/L directly, and Loral directly and indirectly, infringed certain ViaSat patents in connection with the manufacture of satellites by SS/L for customers other than ViaSat and that each of SS/L and Loral breached non-disclosure obligations in certain contracts with ViaSat. ViaSat’s amended complaint seeks, among other things, damages (including treble damages with respect to the patent infringement claims) in amounts to be determined at trial and to enjoin SS/L and Loral from further infringement of the ViaSat patents and breach of contract.

SS/L and Loral have answered ViaSat’s complaint and asserted defenses to ViaSat’s claims and counterclaims seeking a declaratory judgment that neither SS/L nor Loral has infringed and that they are not infringing the ViaSat patents, that ViaSat’s patents are invalid and that at least certain of ViaSat’s patents are unenforceable due to inequitable conduct. SS/L has also asserted counterclaims against ViaSat for patent infringement, alleging, among other things, that ViaSat infringed certain SS/L patents in connection with its manufacture and sale of certain satellite communication products and services. SS/L’s counterclaims seek, among other things, damages (including treble damages with respect to at least one of the patent infringement claims) in amounts to be determined at trial and to enjoin ViaSat from further infringement of the SS/L patents.

We believe that each of SS/L and Loral has, and we intend vigorously to pursue, meritorious defenses and counterclaims to ViaSat’s claims. There can be no assurance, however, that SS/L’s and Loral’s defenses and counterclaims will be successful with respect to all or some of ViaSat’s claims or that SS/L will prevail with respect to its assertion that ViaSat has infringed SS/L patents. We believe that SS/L’s and Loral’s conduct was consistent with, and in due regard for, any applicable and valid intellectual property rights of ViaSat. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations.

Under the terms of the Purchase Agreement, Loral will indemnify SS/L for all Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and will retain control of the defense of the lawsuit by ViaSat against SS/L and Loral as well as SS/L’s counterclaims against ViaSat in the lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Costs and Covered Litigation Damages is subject to a dollar cap.

Telesat

Cash and Available Credit

As of September 30, 2012, Telesat had CAD 143 million of cash and short-term investments as well as CAD 140 million of borrowing availability under its revolving facility. Telesat believes that cash and short-term investments as of September 30, 2012, cash flow from operating activities, including amounts from customer prepayments, and drawings on the available lines of credit under the Telesat Senior Credit Facilities will be adequate to meet its expected cash requirements for the next 12 months for activities in the normal course of business, including interest and required principal payments on debt.

For the remainder of 2012, Telesat expects its major cash requirements to include capital expenditures of approximately CAD 30 million, payment of CAD 77 million in principal and interest on long-term debt (including the currency basis swaps and interest rate swaps), approximately CAD 10 million of special payments to executives and certain employees and payments on operating leases. Telesat expects to meet its cash needs for fiscal 2012 through a combination of operating cash and cash equivalents, restricted cash received from insurance proceeds, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the Telesat Credit Facility.

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

The construction of any satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for future satellite construction programs will be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under Telesat’s revolving facility. In addition, Telesat may sell certain satellite assets, and in accordance with the terms and conditions of the Telesat Senior Credit Facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under the Telesat Senior Credit Facilities. Subject to market conditions and subject to compliance with the terms and conditions of the Telesat Senior Credit Facilities and the financial leverage covenant tests therein, Telesat may also obtain additional secured or unsecured financing to fund current or future satellite construction or to distribute to its equity holders. Telesat’s ability to access these sources of funding, however, is not guaranteed and, therefore, Telesat may not be able to fully fund additional replacement and new satellite construction programs.

Debt

Telesat’s debt is as follows:

	Maturity	Currency	September 30, 2012	December 31, 2011
			(In CAD millions)
Senior Credit Facilities:
Revolving facility	March 28, 2012	CAD or USD equivalent	—	—
Revolving facility	March 28, 2017	CAD or USD equivalent	—	—
The Canadian term loan facility	March 28, 2012	CAD	—	80
Term Loan A	March 28, 2017	CAD	500	—
Term Loan B – Canadian facility	March 28, 2019	CAD	174	—
Term Loan B – U.S. Facility	March 28, 2019	USD	1,693	—
The U.S. term loan facility	March 28, 2012	USD	—	1,721
The U.S. term loan II facility	October 31, 2014	USD	—	148
Senior notes	November 1, 2015	USD	—	707
Senior notes	May 15, 2017	USD	688	—
Senior subordinated notes	November 1, 2017	USD	214	222

		CAD	3,269	2,878
Less: deferred financing costs, interest rate floors and prepayment options			(88)	(43)

			3,181	2,835
Current portion		CAD	(24)	(87)

Long term portion		CAD	3,157	2,748

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

On October 29, 2012, Telesat issued, through a private placement, an additional $200 million of 6% senior notes due 2017. Telesat has used the net proceeds from the debt offering to fund the repayment of certain indebtedness owed to its principal shareholders, including accrued and unpaid interest thereon and for general corporate purposes.

Interest Expense

An estimate of the interest expense on the facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Telesat Senior Credit Facilities. Telesat’s estimated interest expense for the year ended December 31, 2012 is approximately CAD 237 million.

Derivatives

Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.

Telesat uses forward contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments. At September 30, 2012, Telesat did not have any outstanding foreign exchange contracts.

Telesat has entered into a cross currency basis swap to hedge the foreign currency risk on a portion of its US dollar denominated debt. Telesat uses mostly natural hedges to manage the foreign exchange risk on operating cash flows. At September 30, 2012, Telesat had a cross currency basis swap of CAD 1,166 million which requires it to pay Canadian dollars to receive $1,004 million. The fair value of this derivative contract was a liability of CAD 201.9 million and CAD 160.4 million as of September 30, 2012 and December 31, 2011, respectively.

This non-cash loss will remain unrealized until the contract is settled. This contract matures on October 31, 2014.

Interest

Telesat is exposed to interest rate risk on its cash and cash equivalents and its long term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to hedge the interest rate risk related to variable rate debt financing. At September 30, 2012, Telesat had a series of five interest rate swaps to fix interest on $1.5 billion of debt at a weighted average fixed rated of 2.63% and one interest rate swap to pay a fixed rate of 1.46% on $300 million of US dollar denominated debt. The fair value of these derivative contract liabilities was CAD 42.5 million and CAD 53 million as of September 30, 2012 and December 31, 2011, respectively. These contracts mature between October 31, 2014 and September 30, 2016.

Contractual Obligations

As of September 30, 2012, there were no significant changes to the contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statement of Cash Flows

Net Cash (Used in) Provided by Operating Activities

Net cash used in operations was $32 million for the nine months ended September 30, 2012.

Net cash used in operating activities by continuing operations was $21 million, consisting primarily of income from continuing operations adjusted for non-cash operating items and the decrease in our liability for UTPs.

Discontinued operations used $12 million, mainly due to an increase in program related assets (contracts-in-process and customer advances) and inventory of $77 million, partially offset by income adjusted for non-cash items of $66 million.

Net cash provided by operations was $67 million for the nine months ended September 30, 2011.

Income from continuing operations adjusted for non-cash items used $10 million. Other factors affecting cash from operating activities of continuing operations: Decreases in other current assets and other assets provided $11 million including $9 million of recoveries under directors and officers liability insurance, decreases in income taxes payable used $7 million and changes in other operating assets and liabilities used $6 million.

Discontinued operations provided cash of $78 million, mainly due to net income adjusted for non-cash items of $94 million, partially offset by an increase in program related assets and other net changes to working capital accounts of $16 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2012 was $323 million resulting from special cash distributions by Telesat of $420 million, partially offset by $99 million of cash used by discontinued operations, primarily for capital expenditures of $37 million and a $62 million increase in restricted cash.

Net cash provided by investing activities for the nine months ended September 30, 2011 was $22 million resulting from the sale of our interest in ViaSat-1 and related net assets for $61 million, partially offset by $40 million of cash used by discontinued operations primarily for capital expenditures of $28 million and an $11 million increase in restricted cash.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $424 million primarily due to payment of a special dividend of $418 million to common shareholders and funding by the Company of withholding taxes of $6 million on employee cashless stock option exercises.

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

As of September 30, 2012, SS/L had the following amounts denominated in Japanese yen and euros (which have been translated into U.S. dollars based on the September 30, 2012 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S.$
Future revenues — Japanese yen	¥67.0	$0.9
Future expenditures — Japanese yen	¥2,887.1	$37.0
Future revenues — euros	€17.1	$22.0
Future expenditures — euros	€1.7	$2.2

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

In March 2012, Telesat declared a special cash distribution denominated in Canadian dollars that was paid in two tranches (see Note 10). Loral entered into a foreign exchange forward contract to hedge foreign exchange risk associated with the payment of the second tranche. This foreign exchange forward contract has not been designated as a hedging instrument.

The maturity of foreign currency exchange contracts held as of September 30, 2012 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts. These foreign exchange contracts mature as follows (in millions):

	To Buy
Maturity	Euro Amount	Hedge Contract Rate	At Market Rate
2012	€0.4	$0.6	$0.6

	0.4	0.6	0.6

Discontinued operations	(0.4)	(0.6)	(0.6)

Continuing operations	€—	$—	$—

	To Sell
Maturity	Euro Amount	Hedge Contract Rate	At Market Rate
2012	€4.2	$5.2	$5.4
2013	27.0	32.9	34.8

	31.2	38.1	40.2

Discontinued operations	(31.2)	(38.1)	(40.2)

Continuing operations	€—	$—	$—

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

There were no derivative instruments in an asset position as of September 30, 2012. Therefore, there was no exposure to loss at such date as a result of the potential failure of the counterparties to perform as contracted.

Telesat

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 48% of Telesat’s revenues for the nine months ended September 30, 2012, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures are denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. A five percent change in the value of the Canadian dollar against the U.S. dollar at September 30, 2012 would have increased or decreased Telesat’s net income for the nine months ended September 30, 2012 by approximately $144 million.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Telesat — Derivatives for a discussion of derivatives at Telesat.

Interest

Loral

The Company had no borrowings outstanding under the SS/L Credit Agreement at September 30, 2012. Borrowings under this facility are limited to Eurodollar Loans for periods ending in one, two, three or nine months or daily loans for which the interest rate is adjusted daily based upon changes in the Prime Rate, Federal Funds Rate or one month Eurodollar Rate. Because of the nature of the borrowing under a revolving credit facility, the borrowing rate adjusts to changes in interest rates over time. For a $150 million credit facility, if it were fully borrowed, a one percent change in interest rates would affect the Company’s interest expense by $1.5 million for the year. The Company had no other long-term debt or other exposure to changes in interest rates with respect thereto.

Telesat

Telesat is exposed to interest rate risk on its cash and cash equivalents and the portion of its long term debt which is variable rate financing and unhedged. Changes in the interest rates could impact the amount of interest Telesat is required to pay.

Other

As of September 30, 2012, the Company held 984,173 shares of Globalstar Inc. common stock and $0.1 million of non-qualified pension plan assets that were mainly invested in equity and bond funds. During the first three quarters of 2012, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Loral believes that, after giving effect to the Sale, its ownership interest in Telesat represents substantially all of the value of the Company. If a Telesat initial public offering were to occur, the trading value of Telesat stock could adversely affect the liquidity in and price of Loral common stock because the Telesat common stock would represent a direct interest in Telesat whereas the value of the common shares of Loral would also include other assets and liabilities, many of which are hard to value.

The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by Loral of its voting common stock that are registered pursuant to Section 12 of the Exchange Act during 2012. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of Loral’s voting common stock have been recorded as treasury shares.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
June 28-30, 2012	18,000	66.22	18,000	645,506

(1)	On November 14, 2011, Loral’s Board of Directors approved a share purchase program that authorizes Loral to purchase up to 800,000 shares of its outstanding voting common stock.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit – 10.1	Amendment No. 1 to the Purchase Agreement, dated as of October 30, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 5, 2012)

Exhibit – 10.2	Promissory Note, dated as of November 2, 2012, by and between MacDonald, Dettwiler and Associates Ltd., as maker, and Loral Space & Communications Inc., as payee (Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 5, 2012)

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 —	The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

LORAL SPACE & COMMUNICATIONS INC.

/S/ HARVEY B. REIN
Harvey B. Rein
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: November 14, 2012

EXHIBIT INDEX

Exhibit – 10.1		Amendment No. 1 to the Purchase Agreement, dated as of October 30, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 5, 2012)

Exhibit – 10.2		Promissory Note, dated as of November 2, 2012, by and between MacDonald, Dettwiler and Associates Ltd., as maker, and Loral Space & Communications Inc., as payee (Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 5, 2012)

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	—	The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.