Form 10-K
period 2012-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2013-03-01
CIK 1006269

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

At February 15, 2013, 21,262,340 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

As of June 30, 2012, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $834,647,604

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2012

PART I

Item 1. Business

THE COMPANY

Overview

Loral Space & Communications Inc., together with its subsidiaries (“Loral,” the “Company,” “we,” “our” and “us”), is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services. The term “Parent Company” is a reference to Loral Space & Communications Inc., excluding its subsidiaries. Prior to completion of the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)), we were also engaged in the satellite manufacturing business (see “Recent Developments” below).

Recent Developments

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, SS/L, to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012, by and among Loral, SS/L, MDA and MDA Holdings, in a series of transactions, Loral received total cash payments of $967.9 million plus, for the sale of certain real estate used in connection with SS/L’s business, a three-year promissory note in the principal amount of $101 million (the “Land Note”).

Satellite Services

Subsequent to the Sale, Loral has one operating segment consisting of satellite-based communications services. (See Note 18 to the consolidated financial statements for results by segment prior to the Sale.)

Loral participates in satellite services operations through its 62.8% economic interest in Telesat Holdings Inc. (“Telesat Holdco”), which owns Telesat Canada (“Telesat”), a leading global fixed satellite services (“FSS”) provider, with industry leading backlog, and one of only three FSS providers operating on a global basis. Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.

At December 31, 2012, Telesat provided satellite services to customers from its fleet of 13 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite which was launched in October 2011. Telesat successfully launched the Nimiq 6 satellite in May 2012 and placed it into commercial service during June 2012. One additional satellite, Anik G1, is awaiting launch which is anticipated in the first half of 2013.

Telesat provides video distribution and direct-to-home (“DTH”) video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.

Our economic interest in Telesat decreased from 64% to 62.8% in December 2012 when certain key employees of Telesat exercised a total of 5,311,568 stock options granted under Telesat’s share based compensation plan in exchange for 2,249,747 non-voting preferred shares.

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

Broadcast

Telesat’s broadcast services business provided approximately 52% of its revenue for the year ended December 31, 2012. These services included:

DTH. Both Canadian DTH service providers (Bell TV and Shaw Direct) use Telesat’s satellites as a distribution platform for their services, delivering television programming, audio and information channels directly to customers’ homes. In addition, Telesat’s Anik F3 and Nimiq 5 satellites are used by EchoStar (Dish Network) for DTH services in the United States.

Video Distribution and Contribution. Major broadcasters, cable networks and DTH service providers use Telesat satellites for the full-time transmission of television programming. Additionally, Telesat provides certain broadcasters and DTH service providers bundled value-added services that include satellite capacity, digital encoding of video channels and uplinking and downlinking services to and from Telesat satellites and earth station facilities.

Occasional Use Services. Occasional use services consist of satellite transmission services for the timely broadcast of video news, sports and live event coverage on a short-term basis enabling broadcasters to conduct on-the-scene transmissions using small, portable antennas.

Enterprise Services

Telesat’s enterprise services provided approximately 45% of its revenue for the year ended December 31, 2012. These services include:

Telecommunication carrier services. Telesat provides satellite capacity and end-to-end services for data and voice transmission to telecommunications carriers located throughout the world. These services include (i) connectivity and voice circuits to remote locations in Canada for customers such as Bell Canada and Northwestel and (ii) space segment services and terrestrial facilities for internet backhaul and access, cellular backhaul and services such as rural telephone and internet access to telecommunications carriers and network services integrators around the world.

Government Services. The U.S. government is the largest single consumer of fixed satellite services in the world and a significant user of Telesat’s international satellites. Over the course of several years, Telesat has implemented a successful strategy to sell through government service integrators, rather than directly to U.S. government agencies. Telesat is also a significant provider of satellite services to the Canadian Government, providing a variety of services from a maritime network for a Canadian Government entity to satellite services to the Department of National Defence.

Two-way Internet Services: Telesat provides Ka-band satellite capacity to Xplornet Communications Inc. and other resellers in Canada who use it to provide two-way broadband Internet services in Canada. Telesat also provides Ka-band satellite capacity to ViaSat/WildBlue which uses it to provide similar services in the United States.

Resource: Telesat provides communications services to geographically diverse locations, both on and off shore, for the oil and gas and mining industries.

Maritime and Aeronautical: Telesat is increasingly providing satellite capacity to customers serving the growing maritime market bringing communications services to commercial vessels including cruise and working ships.

Retail: Telesat operates VSAT networks in Canada providing end-to-end services including installation and maintenance of the end user terminal, maintenance of the VSAT hub and provision of satellite capacity. These networks include the support of point-of-sale and other applications at thousands of retail petroleum sites.

Consulting & Other

Telesat’s consulting & other category provided approximately 3% of its revenues for the year ended December 31, 2012. Telesat’s consulting operations allow it to realize operating efficiencies by leveraging Telesat’s existing employees and the facility base dedicated to its core satellite communication business. With over 40 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide, having provided services to businesses and governments in over 40 countries across six continents. In 2012, the international consulting business provided satellite-related services in approximately 19 countries.

Competitive Strengths

Telesat’s business is characterized by the following key competitive strengths:

Leading Global FSS Operator

Telesat is the fourth largest FSS operator in the world and the largest in Canada, with a strong and growing business. It has a leading position as a provider of satellite services in the North American video distribution market. Telesat provides services to both of the major DTH providers in Canada, Bell TV and Shaw Direct, which together have approximately 2.8 million subscribers, as well as to EchoStar (Dish Network) in the United States, which has approximately 14 million subscribers. Its international satellites are well positioned to serve a number of emerging, high growth markets and serve a range of important customers in those markets. Telstar 11N provides service to American, European and African regions and aeronautical and maritime markets of the Atlantic Ocean Region. Telstar 12 provides intercontinental connectivity from the Americas to the Middle East. Telstar 14R/Estrela do Sul 2 offers high powered coverage of the Americas, the Gulf of Mexico, the Caribbean and the North Atlantic Ocean Region (‘‘NAOR’’). Telstar 18 delivers video distribution and contribution throughout Asia and offers connectivity to the US mainland via Hawaiian teleport facilities. Telesat’s current enterprise services customers include leading telecommunications service providers as well as a range of network service providers and integrators, which provide services to enterprises, governments and international agencies and multiple ISPs.

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

This revenue backlog supports Telesat’s anticipated growth. A significant proportion of Telesat’s expected revenue growth is based on currently contracted business with its DTH provider customers for satellites in orbit and an additional satellite, Anik G1, that is anticipated to be launched in the first half of 2013. In addition to this backlog, Telesat has historically experienced a high proportion of contract renewals with existing customers. Together, these two factors have produced ongoing, stable cash flows.

Many of Telesat’s satellites are relatively new and will not need to be replaced for a significant period of time which defers replacement capital expenditures.

Portfolio of Orbital Real Estate

Telesat’s satellites occupy highly attractive orbital locations that provide it with a leading position in many of the markets in which it operates due to the scarcity of available satellite spectrum and the strong neighborhoods Telesat has developed at these locations. Access to these orbital locations, coupled with the high capital intensity of the satellite industry, creates high barriers to entry in those markets. Telesat is licensed by Industry Canada to occupy a number of key orbital positions that are well-suited to serve the Americas and maintain its leading position in North America. Telesat’s international satellites also occupy highly desirable orbital locations that enable broad pan-regional service with interconnectivity between regions, making them attractive for both intra- and inter-regional services. Telesat has rights to additional spectrum, including Ka-band and reverse DBS band at certain existing orbital locations, including existing DBS locations.

Global Operations Provides Revenue Diversification and Economies of Scale

The combination of Telesat’s North American broadcast and enterprise services businesses and Telesat’s international business offers diversity in terms of both the customers and regions served as well as the services provided. Telesat continues to benefit from growth in both the broadcast and enterprise services markets, including government services, due to its strong presence in each.

Moreover, as the operator of a fleet of 13 satellites plus multiple other satellites for third parties, Telesat has attained meaningful scale to allow it to leverage its relatively fixed cost base to achieve substantial operating margins.

Business Strategy

Telesat’s commitment to providing strong customer service and its focus on innovation and technical expertise has allowed it to successfully build its business to date. Building on its existing contractual revenue backlog, Telesat’s focus is on increasing the utilization of its existing satellite capacity, maintaining its operating efficiency and, in a disciplined manner, using the strong cash flow generated by its existing business and its contracted expansion satellite to grow in-orbit satellite capacity and strengthen its business.

Telesat believes its satellite fleet produces a strong combination of ongoing revenue from backlog and continuing revenue growth that provides a solid foundation upon which it will seek to continue to grow its revenue and cash flows. To achieve this growth, Telesat will seek to capture the anticipated increased demand for satellite services and capacity, (i) in the broadcast services market, from broadcast video applications, including DTH services, HDTV, and expansion in the number of channels and (ii) in the enterprise services market, from developing market requirements, maritime and aeronautical requirements, government services and enterprise network demand.

Telesat will continue to focus on capturing the anticipated increase in worldwide demand for satellite services through a disciplined satellite expansion program that should drive incremental contracted backlog and cash flows, and further leverage its fixed cost structure. Telesat’s Anik G1 satellite, which Telesat anticipates will be launched in the first half of 2013 and will be co-located with its Anik F1 satellite, will double both the Ku-band and C-band transponders serving South America from this orbital location, as well as provide extended Ku-band capacity for DTH services in Canada and X-band capacity for government services. Anik G1’s 16 extended Ku-band transponders have already been contracted for DTH services in Canada to Shaw Direct for 15 years. Moreover, Telesat has entered into a 15 year contract with Paradigm Services for the full X-band payload of three transponders on Anik G1. This satellite will add meaningful incremental capacity to Telesat’s fleet, including incremental capacity which will serve the fast growing Latin American market.

The satellite industry is characterized by a relatively fixed cost base that allows significant revenue growth with relatively minimal increases in operating costs, particularly for sales of satellite capacity. Thus, Telesat anticipates that it can increase its revenues without proportional increases in its operating expenses, allowing for expansion of its margins. Telesat expects to continually review all aspects of its business to contain operating costs and to maintain and potentially improve operating efficiency.

Market and Competition

Telesat is one of three global FSS operators in a highly competitive industry. Telesat competes against other global, regional and national satellite operators and with providers of terrestrial-based communications services.

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

Regional and domestic providers: Telesat also competes against regional FSS operators, including:

•	in North America: Ciel, ViaSat/WildBlue, HNS/EchoStar, Satmex and Hispasat;

•	in Europe, Middle East, Africa: Eutelsat, Arabsat, Nilesat, HellasSat, RSCC, Yahsat, Turksat and Spacecom;

•	in Asia: AsiaSat, Measat, Thaicom, APT, PT Telkom, Optus and Asia Broadcast Satellite; and

•	in Latin America: Satmex, Star One, Arsat, HispaSat and Hispamar.

A number of other countries have domestic satellite systems against which Telesat competes in those markets.

The Canadian government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization commitments to liberalize trade in basic telecommunications services. As of January 2013, approximately 85 non-Canadian FSS satellites are listed as having been approved by Industry Canada for use in Canada. Three of these are Telesat satellites licensed by other administrations. The growth in satellite service providers using or planning to use Ka-band, including Avanti Communications, O3b, ViaSat/WildBlue, Eutelsat, HNS/EchoStar, Inmarsat, SES, Yahsat and others, will result in increased competition.

In addition, the FSS and the Mobile Satellite Services (‘‘MSS’’) sectors, which have historically served distinct customer requirements, are converging. As a result, Telesat faces competition from MSS operators which it expects will increase in the future.

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

Satellite Fleet & Ground Resources

As of December 31, 2012, Telesat had 13 in-orbit satellites and one satellite awaiting launch. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite which was launched in October 2011.

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

Telesat’s North American focused fleet is comprised of eight satellites (Anik F1R, Anik F2, Anik F3, Nimiq 1, Nimiq 2, Nimiq 4, Nimiq 5 and Nimiq 6), plus the Canadian beams on ViaSat-1 . Telesat’s international fleet is comprised of five satellites (Anik F1, Telstar 11N, Telstar 12, Telstar 14R/Estrela do Sul 2 and Telstar 18).

The table below summarizes selected data relating to Telesat’s owned in-orbit satellite capacity as of December 31, 2012:

	Orbital Location Regions	Launch	Manufacturer’s End-of-Service	Expected End-of- Orbital
	Covered	Date	Life	Maneuver Life(1)	Frequency(2)	Model
Nimiq 1	91.1°WL Canada, Continental United States	May 1999	2011	2024	Ku	A2100 AX (Lockheed Martin)
Nimiq 2	91.1°WL Canada, Continental United States	December 2002	2015	2021	Ku/Ka	A2100 AX (Lockheed Martin)
Nimiq 4	82° WL Canada	September 2008	2023	2027	Ku/Ka	E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada, Continental United States	September 2009	2024	2035	Ku	SS/L 1300
Nimiq 6	91.1º WL Canada	May 2012	2027	2046	Ku	SS/L 1300
Anik F1	107.3°WL South America	November 2000	2016	2022	C/Ku	BSS702 (Boeing)
Anik F2	111.1° WL Canada, Continental United States	July 2004	2019	2027	C/Ku/Ka	BSS702 (Boeing)
Anik F1R(3)	107.3° WL North America	September 2005	2020	2023	C/Ku/L	E3000 (EADS Astrium)
Anik F3	118.7°WL Canada, Continental United States	April 2007	2022	2026	C/Ku/Ka	E3000 (EADS Astrium)
Telstar 11N	37.55° WL North and Central America, Europe, Africa and the maritime Atlantic Ocean region	February 2009	2024	2026	Ku	SS/L 1300
Telstar 12	15°WL Eastern United States, SE Canada, Europe, Russia, Middle East, South Africa, portions of South and Central America	October 1999	2012	2017	Ku	SS/L 1300
Telstar 14R/Estrela do Sul 2	63°WL Brazil and portions of Latin America, North America, Atlantic Ocean	May 2011	2026	2024	Ku	SS/L 1300
Telstar 18(4)	138° EL India, South East Asia, China, Australia and Hawaii	June 2004	2017	2018	C/Ku	SS/L 1300

(1)	Telesat’s current estimate of when each satellite will be decommissioned, taking account of anomalies and malfunctions the satellites have experienced to date and other factors such as remaining fuel levels, consumption rates and other available engineering data. These estimates are subject to change and it is possible that the actual orbital maneuver life of any of these satellites will be shorter than Telesat currently anticipates. Further, it is anticipated that the payload capacity of each satellite may be reduced prior to the estimated end of orbital maneuver life. For example, Telesat currently anticipates that it will need to commence the turndown of transponders on Anik F1 prior to the end of commercial service life, as a result of further degradation in available power.
(2)	Includes the direct broadcast satellite (“DBS”) Ku-Band, extended C-band and extended Ku-band in certain cases.
(3)	Telesat does not provide service in the L-band. The L-band payload is licensed to Telesat’s customer by the FCC.

(4)	Includes 16.6 MHz of C-band capacity provided to the Government of Tonga in lieu of a cash payment for the use of the orbital location. The satellite carries additional transponders (the “APT transponders”), as to which APT has a prepaid lease through the end of life of the satellite in consideration for APT’s funding a portion of the satellite’s cost. This transaction was accounted for as a sales-type lease, because substantially all of the benefits and risks incident to the ownership of the leased transponders were transferred to APT. Telesat has agreed with APT among other things that if Telesat is able to obtain the necessary approvals and licenses from the U.S. government under U.S. export laws, it would transfer title to the APT transponders on Telstar 18 to APT, as well as a corresponding interest in the elements on the satellite that are common to or shared by the APT transponders and the Telesat transponders. As required under its agreement with APT, Telesat acquired two transponders from APT for an additional payment in August 2009.

In addition, Telesat has rights to satellite capacity on other satellites including the Ka-band Canadian payload consisting of nine user beams of 500/1000 MHz bandwidth on ViaSat-1.

One additional satellite, Anik G1, is awaiting launch which is anticipated to be in the first half of 2013. Anik G1’s 16 extended Ku-band transponders have been contracted to Shaw Direct to support Shaw’s DTH services in Canada, and its three X-band transponders have been contracted to Paradigm Services, in both cases for 15 years. Anik G1 will be co-located with Telesat’s Anik F1 satellite at the 107.3˚ WL orbital location, doubling both the Ku-band and C-band transponders serving South America from this location.

Satellite Services Performance(1)

Loral holds a 62.8% economic interest and a 33 1/3% voting interest in Telesat Holdco. We use the equity method of accounting for our investment in Telesat Holdco, and its results are not consolidated in our financial statements. Our share of the operating results from our investment in this company is included in equity in net income of affiliates in our consolidated statements of operations and our investment is included in investments in affiliates in our consolidated balance sheet (see Note 8 to the consolidated financial statements).

	Year ended December 31,
	2012	2011	2010
	(In millions)
Revenue:
Total segment revenues	$846	$817	$797
Affiliate eliminations(2)	(846)	(817)	(797)
Revenues from satellite services as reported	$–	$—	$—
Adjusted EBITDA:
Total segment Adjusted EBITDA	$648	$629	$607
Affiliate eliminations(2)	(648)	(629)	(607)
Adjusted EBITDA from satellite services after eliminations	$–	$—	$—

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 18 to the consolidated financial statements for the definition of Adjusted EBITDA).
(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat which is reflected in our consolidated financial statements under the equity method of accounting.

Total Telesat assets were $5.3 billion for each of the years ended of December 31, 2012, 2011 and 2010, respectively. Backlog was approximately $5.2 billion and $5.3 billion as of December 31, 2012 and 2011, respectively. The decrease in backlog is due to revenues recognized and exchange rate changes, partially offset by new orders. It is expected that approximately 13% of the backlog at December 31, 2012 will be recognized as revenue by Telesat in 2013.

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

REGULATION

Satellite Services

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

Canadian Regulatory Environment

Telesat was established by the government of Canada in 1969 under the Telesat Canada Act. As part of the Canadian government’s divestiture of its shares in Telesat, pursuant to the Telesat Canada Reorganization and Divestiture Act (1991), or the Telesat Divestiture Act, Telesat was continued on March 27, 1992 as a business corporation under the Canada Business Corporations Act, the Telesat Canada Act was repealed and the Canadian government sold its shares in Telesat. The Telesat Divestiture Act provides that no legislation relating to the solvency or winding-up of a corporation applies to Telesat and that its affairs cannot be wound up unless authorized by an Act of Parliament. In addition, Telesat and its shareholders and directors cannot apply for Telesat’s continuation in another jurisdiction or dissolution unless authorized by an Act of Parliament.

Telesat is a Canadian carrier under the Telecommunications Act (Canada), or the Telecom Act. The Telecom Act authorizes the Canadian Radio-Television and Telecommunications Commission (“CRTC”) to regulate various aspects of the provision of telecommunications services by Telesat and other telecommunications service providers. Under the current regulatory regime, Telesat has pricing flexibility subject to a price ceiling on certain full period FSS services offered in Canada under minimum five-year arrangements, and otherwise Telesat is not required to file tariffs for approvals. Telesat’s DBS services offered within Canada are also subject to CRTC regulation, but have been treated as distinct from its fixed satellite services and facilities. Telesat requires CRTC approval of customer agreements relating to the sale of DBS capacity in Canada, including the rates, terms and conditions of service set out therein. Section 28(2) of the Telecom Act provides that the CRTC may allocate satellite capacity to particular broadcasting undertakings if it is satisfied that the allocation will further the implementation of the broadcasting policy for Canada. The exercise by the CRTC of its rights under section 28(2) of the Telecommunications Act could affect Telesat’s relationship with existing customers, which could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Telesat’s operations are also subject to regulation and licensing by Industry Canada pursuant to the Radiocommunication Act (Canada). Industry Canada has the authority to issue licenses, establish standards, assign Canadian orbital locations and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for Industry Canada has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses and to suspend or even revoke them. Telesat’s licenses to operate the Anik and Nimiq satellites require it to comply with research and development and other industrial and public benefit commitments, to pay annual radio authorization fees and to provide all-Canada satellite coverage.

Industry Canada traditionally licensed satellite radio spectrum and associated orbital locations on a first-come, first-served basis. Currently, however, a competitive licensing process is employed for certain spectrum resources where it is anticipated that demand will likely exceed supply, including the licensing of certain FSS and broadcasting satellite service (“BSS”) orbital locations and associated spectrum resources. In 2012, Industry Canada conducted a public consultation on the licensing framework for FSS and BSS in Canada. As a result of the consultation, changes in policy may be announced in 2013. Authorizations are granted for the life of a satellite, although radio licenses (e.g., FSS licenses) are renewed annually. As a result of policy concerns about the continuity of service and other factors, there is generally a strong presumption of renewal provided license conditions are met.

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

Since November 2000, pursuant to the CRTC’s Decision CRTC 2000-745, virtually all telecommunications service providers are required to pay contribution charges based on their Canadian telecommunications service revenues, minus certain deductions (e.g., retail Internet and paging revenues, terminal equipment sales and inter-carrier payments). The contribution rate varies from year to year. It was initially set at 4.5% of eligible revenues but was significantly reduced in subsequent years. The rate for 2012 was 0.63%.

United States Regulatory Environment

The Federal Communications Commission (“FCC”) regulates the provision of satellite services to, from, or within the United States.

Telesat has chosen to operate its U.S.-authorized satellites on a non-common carrier basis. Consequently, it is not subject to rate regulation or other common carrier regulations enacted under the Communications Act of 1934. Telesat pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the FCC for interstate/international telecommunications, and contribution charges to the FCC’s Universal Service Fund (“USF”) based on eligible United States telecom revenues are paid on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is currently set at 16.1% for the first quarter of 2013. At the present time, the FCC does not assess USF contributions with respect to bare transponder capacity (i.e. agreements for space segment only). Telesat’s United States telecom revenues that are USF eligible are currently de minimis and USF payments are not required.

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

To facilitate the provision of FSS in C-, Ku- and Ka-band frequencies in the United States market, foreign licensed operators may apply to have their satellites placed on the FCC’s Permitted Space Station List. Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3 and Telstar 14R/Estrela do Sul 2 satellites are currently on this list.

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

The approval of the FCC for the acquisition of our ownership interest in Telesat was conditioned upon compliance by Telesat with commitments made to the Department of Justice, the Federal Bureau of Investigation and the Department of Homeland Security relating to the availability of certain records and communications in the United States in response to lawful United States law enforcement requests for such access.

The export of United States-manufactured satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations.

In 1999, the United States State Department published amendments to the International Traffic in Arms Regulations (“ITAR”) which included satellites on the list of items requiring export licenses. These provisions have limited Telesat’s access to technical information and have had a negative impact on Telesat’s international consulting revenues.

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

International Regulatory Environment — International Telecommunication Union

The ITU, a body of the United Nations, is responsible for administering access by member states to frequencies in the radio portion of the electromagnetic spectrum. The ITU Radio Regulations set forth the process that member states must follow to secure rights for satellites to use frequencies at orbital locations and the obligations and restrictions that govern such use. The process includes, for example, a “first-come, first-served” system for gaining access to certain frequencies at orbital locations and time limits for bringing the frequencies into use. Other frequencies at specified orbital locations have been reserved in perpetuity for individual administrations’ use.

The Canadian, United States and other member states have rights to use certain frequencies at orbital locations. Telesat has been authorized by its filing states (Canada, USA, Brazil and United Kingdom) to use certain frequencies at orbital locations in addition to those already used by its current satellites, provided the frequencies are brought into use within specified time limits.

The ITU Radio Regulations also govern the process used by satellite operators to coordinate their operations with other satellite operators to avoid harmful interference. Each member state is required to give notice of, coordinate, and register its proposed use of radio frequency assignments at associated orbital locations with the ITU. The filing and registration process is administered by the ITU Radiocommunications Bureau (the “ITU-BR”).

Once a member state has filed with the ITU-BR its proposed use of frequencies at a given orbital location, other member states inform that member state and the ITU-BR of any intended use that has the potential to cause interference to either existing operations, or operations that may occur in accordance with priority rights. The member states are then obligated to negotiate with each other in an effort to coordinate the proposed uses and resolve interference concerns. If all outstanding issues are resolved, the member states notify the ITU-BR that coordination has been successfully completed, which is a requirement for the frequency use to be entered into the ITU’s Master Register (“MIFR”). Registered frequencies are entitled under international law to interference protection from subsequent or nonconforming uses.

Under the ITU Radio Regulations, a member state that places a satellite or any ground station into operation without completing coordination could be vulnerable to interference from other systems and may have to alter the operating parameters of its satellite if harmful interference occurs to other users already entered in the MIFR or that have priority rights.

The process of ITU filing and notification in the MIFR of frequencies spans a period of seven to eight years, or longer, depending upon the frequency band and the various provisions of the ITU Radio Regulations that may be invoked. Telesat’s authorized frequencies are in various stages of the coordination and notification process. Many frequencies have completed the process and have been entered coordinated and registered in the MIFR. In other cases, coordination is on-going so that entry into the MIFR is pending. This is typical for satellite operators. Depending upon the outcome of coordination discussions with other satellite operators Telesat may need to make concessions in terms of how a frequency may be used. This, in turn, could have a material adverse impact on Telesat’s financial condition, as well as on the value of its business. The failure to reach an appropriate arrangement with such satellite operators may render it impossible to secure entry into the MIFR and result in substantial restrictions on the use and operations of Telesat’s existing satellites at their orbital locations. In the event disputes arise during the coordination process or thereafter, the ITU Radio Regulations set forth procedures for resolving disputes but do not contain a mandatory dispute resolution mechanism or an enforcement mechanism. Rather, the rules invite a consensual dispute resolution process for parties to reach a mutually acceptable agreement. Neither the rules nor international law provide a clear remedy for a party where this voluntary process fails.

Although non-governmental entities, including Telesat, participate at the ITU, only national administrations have full standing as ITU members. Consequently, Telesat must ultimately rely on the government administrations of Canada, the United States, Brazil, the United Kingdom and the Kingdom of Tonga to represent its interests, including filing and coordinating orbital locations within the ITU process and with the national administrations of other countries, obtaining new orbital locations, and resolving disputes through the consensual process provided for in the ITU’s rules.

PATENTS AND PROPRIETARY RIGHTS

As of December 31, 2012, Telesat had seven patents, all in the United States. These patents expire between 2018 and 2027. Telesat also has several pending domestic and international patent applications.

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

RESEARCH AND DEVELOPMENT

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

Satellite Manufacturing

SS/L’s research and development costs were $20 million for 2012, $34 million for 2011 and $20 million for 2010 and are included in income from discontinued operations in our consolidated statements of operations.

FOREIGN OPERATIONS

Loral’s revenues from foreign customers, primarily in Europe, Canada and Asia represented 68%, 64% and 44% of our consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in income from discontinued operations in our consolidated statements of operations.

Satellite Services

Telesat’s revenues from non-U.S. customers, primarily in Canada, Asia, Europe and Latin America represented 68%, 69% and 68% of its consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, 2011 and 2010, substantially all of its long-lived assets were located outside of the United States, primarily in Canada, with the exception of in-orbit satellites. (See Item 1A – “Risk Factors – Telesat is subject to risks associated with doing business internationally.”)

Satellite Manufacturing

SS/L’s revenues from foreign customers, primarily in Europe, Canada and Asia represented 68%, 64% and 44% of SS/L revenues for the years ended December 31, 2012, 2011 and 2010, respectively and are included in income from discontinued operations in our consolidated statements of operations.

EMPLOYEES

As of December 31, 2012, Loral had approximately 21 full time employees.

As of December 31, 2012, Telesat and its subsidiaries had approximately 434 full and part time employees, approximately 3% of whom are subject to collective bargaining agreements. Telesat’s employee body is primarily comprised of professional engineering, sales and marketing staff, administrative staff and skilled technical workers. Telesat considers its employee relations to be good.

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

Item 1A. Risk Factors

I.	Financial and Telesat Investment Risk Factors

Telesat’s profitability may be adversely affected by swings in the global financial markets, which may have a material adverse effect on Telesat’s customers and suppliers.

Swings in the global financial markets that include illiquidity, market volatility, changes in interest rates and currency exchange fluctuations can be difficult to predict and negatively affect the ability of certain customers to make payments when due. Such swings may materially and adversely affect us due to the potential insolvency of Telesat’s suppliers and customers, inability of customers to obtain financing for their transponder leases, decreased customer demand, delays in supplier performance and contract terminations. Telesat’s customers may not have access to capital or a willingness to spend capital on transponder leases, or their levels of cash liquidity with which to pay for transponder leases may be adversely affected. Access of Telesat’s suppliers to capital and liquidity with which to maintain their inventories, production levels or product quality may be adversely affected, which could cause them to raise prices or cease operations. As a result, we may experience a material adverse effect on our business, results of operations and financial condition. These potential effects of swings in the global financial markets are difficult to forecast and mitigate.

Our equity investment in Telesat may be at risk because of Telesat’s leverage.

At December 31, 2012, Telesat had outstanding indebtedness of CAD 3.5 billion and additional borrowing capacity of CAD 140 million under its revolving facility, based on a U.S. dollar/Canadian dollar exchange rate of $1.00/CAD 0.9921. Approximately $2.6 billion of this total borrowing capacity is debt that is secured by substantially all of the assets of Telesat. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat.

Borrowings under Telesat’s Senior Secured Credit Facilities are at variable rates of interest and expose Telesat to interest rate risk. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a CAD 6.3 million change in annual interest expense on indebtedness under the Senior Secured Credit Facilities. Telesat has entered into, and in the future it may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. Telesat may not, however, maintain interest rate swaps with respect to all of its variable rate indebtedness, and any swaps Telesat enters into may not fully mitigate its interest rate risk, may prove disadvantageous or may create additional risks.

Telesat’s indebtedness includes $1.8 billion that is denominated in U.S. dollars and is unhedged with respect to foreign exchange rates. Changes in exchange rates impact the amount that Telesat pays in interest and may significantly increase the amount that Telesat is required to pay in Canadian dollar terms to redeem the indebtedness either at maturity, or earlier if redemption rights are exercised or other events occur which require Telesat to offer to purchase the indebtedness prior to maturity, and to repay funds drawn under its US-dollar denominated facility. Unfavorable exchange rate changes could affect Telesat’s ability to repay or refinance this debt.

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

Portions of Telesat’s revenue, expenses and debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate may have a negative impact on Telesat’s financial results and affect the ability of Telesat to repay or refinance its borrowings. Telesat’s main currency exposures as of December 31, 2012 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations on the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2012, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately CAD 147 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. Loral reports its investment in Telesat using the equity method of accounting. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how our financial results as they relate to Telesat are reported in our consolidated financial statements. During 2012, the exchange rate moved from US$1.00/CAD 1.0213 at December 31, 2011 to US$1.00/CAD 0.9921 at December 31, 2012.

While we own 62.8% of Telesat on an economic basis, we own only 33 1/3% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.

While we own 62.8% of the economic interests in Telesat, we hold only 33 1/3% of its voting interests. Although the restrictions on foreign ownership of Canadian satellites have been removed by the government of Canada, we are still subject to our shareholders agreement with the Public Sector Pension Investment Board (“PSP”) and the articles of incorporation of Telesat Holdco, which do not allow us to own more voting stock of Telesat Holdco than we currently own. Also, under our shareholders agreement, the governance and management of Telesat is vested in its 10-member Board of Directors, comprised of three Loral-appointed directors, three PSP appointed directors and four independent directors, two of whom also own Telesat shares with nominal economic value and 30% and 6 2/3% of the voting interests for Telesat directors, respectively. While we own a greater voting interest in Telesat than any other single stockholder with respect to election of directors and we and PSP, which owns 30% of the voting interests for directors and 66 2/3% of the voting interests for all other matters, together own a majority of Telesat’s voting power, circumstances may occur where our interests and those of PSP diverge or are in conflict. For example, it is likely that any strategic transaction involving our ownership interests in Telesat that we wish to pursue will require the cooperation of PSP, and PSP may not share our objectives or wish to pursue transactions in which we are interested or any transaction at all. In the event that our interests differ from those of PSP, PSP, with the agreement of at least three of the four independent directors, may, subject to veto rights that we have under Telesat’s shareholders agreement, cause Telesat to take actions contrary to our wishes. These veto rights are, however, limited to certain extraordinary actions — for example, the incurrence of more than $100 million of indebtedness or the purchase of assets at a cost in excess of $100 million. Moreover, our right to block these actions under the shareholders agreement falls away if, subject to certain exceptions, either (i) ownership or control, directly or indirectly by Dr. Mark H. Rachesky (President of MHR Fund Management LLC, or MHR, which, through its affiliated funds is our largest stockholder) of our voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of Loral’s board of directors over a consecutive two-year period.

We may face indemnification claims from our sale of SS/L.

In the fourth quarter of 2012, we completed the Sale of our subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA for (1) pre-closing taxes; (2) Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement) relating to the ViaSat lawsuit, subject to certain sharing formulas and caps; and (3) certain breaches of representations, warranties and covenants, subject to certain limitations on survival of claims, deductibles and caps. MDA has the right to offset against payments due to us under the Land Note amounts that have been finally determined to be due pursuant to those indemnification claims. In certain circumstances, MDA has the right to deposit amounts due to us under the Land Note in escrow until pending indemnification claims are resolved. Indemnification claims under the Purchase Agreement could exceed amounts due to us pursuant to the Land Note requiring us to use our existing liquidity to pay such claims. To date, other than with respect to sharing of Covered Litigation Costs, MDA has submitted one claim for indemnification which relates to pre-closing taxes. We intend to vigorously contest the underlying tax assessment, but there can be no assurance that we will be successful. We may not be able to settle indemnification claims at or below the recorded value in our financial statements, and indemnification claims under the Purchase Agreement, whether pending now or made in the future, could have a material adverse effect on our financial condition, including liquidity, and results of operations.

Loral Space & Communications Inc., the parent company, is a holding company with no current operations; we are dependent on cash flow from our affiliates to meet our financial obligations.

The parent company is a holding company with ownership interests in Telesat and XTAR. The parent company has no independent operations or operating assets and has ongoing cash requirements. The ability of Telesat and XTAR to make payments or distributions to the parent company, whether as dividends or as payments under applicable management and consulting agreements or otherwise, will depend on their operating results, including their ability to satisfy their own cash flow requirements and obligations including, without limitation, their debt service obligations. Moreover, covenants contained in the debt agreements of Telesat impose limitations on its ability to dividend funds to the parent company. Even if the applicable debt covenants would permit Telesat to pay dividends, the parent company will not have the ability to cause Telesat to do so. See above “While we own 62.8% of Telesat on an economic basis, we own only 33 1/3% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.” Likewise, any dividend payments by XTAR would require the prior consent of our Spanish partner in the joint venture.

The parent company earns a consulting fee of $5 million a year from Telesat. Telesat’s loan documents permit this consulting fee from Telesat to be paid to the parent company only when Telesat’s ratio of consolidated total debt to consolidated EBITDA is less than 5.0 to 1.0. When the ratio is not less than 5.0 to 1.0, the consulting fee is paid through the issuance of promissory notes to Loral with an interest rate of 7% and a maturity date of October 31, 2018. Prepayment of these promissory notes may be made only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Whether Telesat meets the financial performance criteria to enable payment is dependent upon, among other things, foreign exchange rates which are constantly fluctuating. During the fourth quarter of 2012, Telesat paid its note payable to Loral of $24 million as of September 30, 2012 in cash in full, including interest. Telesat did not pay the consulting fee for the fourth quarter of 2012. It is uncertain at this time whether Telesat will be permitted to pay the consulting fee for 2013.

In connection with our assignment in March 2011 to Telesat of our interest in the Canadian payload on the Viasat-1 satellite, Telesat agreed that, if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers during the first four years after the commencement of service using the supplemental capacity. There can be no assurance that Loral will receive significant revenues under this agreement.

XTAR has not generated sufficient revenues to meet all of its contractual obligations, which are substantial.

XTAR’s take-up rate in its service has been slower than anticipated. As a result, it has deferred certain payments owed to us, Hisdesat and Telesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite. These lease obligations were $24 million in 2012 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite, which is estimated to be in 2022. In addition, XTAR has entered into an agreement with Hisdesat whereby the past due balance on the Spainsat transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, became payable to Hisdesat over 12 years through annual payments of $5 million. XTAR’s lease and other obligations to Hisdesat, which will aggregate in excess of $376 million over the life of the satellite, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these obligations, as well as payments of other amounts owed to us, Hisdesat and Telesat in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these obligations will continue to accrue and grow, which may have a material and adverse effect on our equity interest in XTAR. As of December 31, 2012, $5 million was due to Loral from XTAR.

The soundness of financial institutions and counterparties could adversely affect Telesat or us.

We and Telesat have exposure to many different financial institutions and counterparties (including those under credit, financing and insurance arrangements), including brokers and dealers, commercial banks, investment banks, insurance providers and other institutions and industry participants. We and Telesat are exposed to risk, including credit risk resulting from many of the transactions executed in connection with hedging activities, in the event that any lenders or counterparties, including insurance providers, are unable to honor their commitments or otherwise default under an agreement with Telesat or us.

We have explored and expect in the future to explore various strategic transactions; this process may have an adverse effect on our financial condition and results of operations whether or not a transaction is ultimately consummated.

We have previously explored potential strategic transactions, including strategic transactions involving Telesat. In the future, we expect to pursue these or other strategic alternatives with the goal of maximizing shareholder value. The process of pursuing a strategic transaction will result in transaction costs and may result in the diversion of the attention of operating management of Telesat from business operations, the disclosure of confidential information to competitors or potential customers as part of a due diligence process and an adverse perception of Telesat in the marketplace which could, among other things, adversely affect Telesat’s ability to win new business. Any of such results could have a material adverse effect on our financial condition and results of operations whether or not a strategic transaction is consummated. There can be no assurance whether or when any transaction involving Loral or Telesat will occur, and, even if a transaction is consummated, there can be no assurance as to whether or to what degree such a transaction will be successful in maximizing value to our shareholders.

We may explore and evaluate possible strategic transactions and alliances which require financing which may not be available at all or on favorable terms.

Loral may, from time to time, explore and evaluate possible strategic transactions and alliances which may include joint ventures and strategic relationships as well as business combinations or the acquisition of assets. Should Loral determine to pursue any of these opportunities, additional funds are likely to be required. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for these transactions on favorable terms, if at all.

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

In recent years, the volatility and disruption in the capital and credit markets have reached unprecedented levels. If these conditions continue or worsen, there can be no assurance that we will not experience a material adverse effect on our ability to borrow money or have access to capital, if needed. Lenders may be unable or unwilling to lend money. In addition, if we determine that it is appropriate or necessary to raise capital in the future, the future cost of raising funds through the debt or equity markets may be expensive or those markets may be unavailable. If we were unable to raise funds through debt or equity markets, it could have a material adverse effect on our business, results of operations and financial condition.

The Telesat information in this report other than the information included in the audited financial statements is based solely on information provided to us by Telesat.

Because we do not control Telesat, we do not have the same control and certification processes with respect to the information contained in this report on our satellite services segment that we had for the reporting on our satellite manufacturing segment. We are also not involved in managing Telesat’s day-to-day operations. Accordingly, the Telesat information contained in this report other than the information included in the audited financial statements is based solely on information provided to us by Telesat and has not been separately verified by us.

II. Risk Factors Associated With Satellite Services

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

Despite working closely with satellite manufacturers to determine the causes of anomalies and mitigate them in new satellites and to provide for intrasatellite redundancies for certain critical components to minimize or eliminate service disruptions in the event of failure, anomalies are likely to be experienced in the future, whether due to the types of anomalies described above or arising from the failure of other systems or components, and intrasatellite redundancy may not be available upon the occurrence of such anomalies. There can be no assurance that, in these cases, it will be possible to restore normal operations. Where service cannot be restored, the failure could cause the satellite to have less capacity available for sale, to suffer performance degradation, or to cease operating prematurely, either in whole or in part. For example, if the damaged solar array on Telstar 14R/Estrela do Sul 2 were to deploy unexpectedly in the future, this could result in a loss of capability to provide service.

Any single anomaly or series of anomalies or other failure (whether full or partial) of any of Telesat’s satellites could cause Telesat’s revenues, cash flows and backlog to decline materially, could require Telesat to repay prepayments made by customers of the affected satellite and could have a material adverse effect on Telesat’s relationships with current customers and its ability to attract new customers for satellite services. A failure could result in a customer terminating its contract for service on the affected satellite. If Telesat is unable to provide alternate capacity to an affected customer, the customer may decide to procure all or a portion of its future satellite services from an alternate supplier or the customer’s business may be so adversely affected by the satellite failure that it may not have the financial ability to procure future satellite services. In addition, an anomaly that has a material adverse effect on a satellite’s overall performance or expected orbital maneuver life could require Telesat to recognize an impairment loss, which in turn would adversely affect us. It may also require Telesat to expedite its planned replacement program, adversely affecting its profitability and increasing its financing needs and limiting the availability of funds for other business purposes. Finally, the occurrence of anomalies may adversely affect Telesat’s ability to insure satellites at commercially reasonable premiums, if at all, and may cause insurers to demand additional exclusions in policies they issue.

The actual orbital maneuver lives of Telesat’s satellites may be shorter than Telesat anticipates and Telesat may be required to reduce available capacity on its satellites prior to the end of their orbital maneuver lives.

Telesat anticipates that its satellites will have the end of orbital maneuver life dates described above in Item1-Business. For all but one of Telesat’s satellites, the expected end-of orbital maneuver life date goes beyond the manufacturer’s end-of-service life date. A number of factors will affect the actual commercial service lives of Telesat’s satellites, including:

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

Telesat has been forced to remove satellites from service prematurely in the past due to an unexpected reduction in their previously anticipated end-of-orbital maneuver life. It is possible that the actual orbital maneuver lives of one or more of Telesat’s existing satellites may also be shorter than originally anticipated. Further, on some of Telesat’s satellites it is anticipated that the total payload capacity may need to be reduced prior to the satellite reaching its end-of-orbital maneuver life.

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

Delays in launching satellites and in the deployment of satellites are not uncommon and result from construction delays, the unavailability of reliable launch opportunities with suppliers, delays in obtaining required regulatory approvals and launch failures. If satellite construction schedules are not met, a launch opportunity may not be available at the time the satellite is ready to be launched. Satellites are also subject to certain risks related to failed launches. Launch vehicles may fail. Launch failures result in significant delays in the deployment of satellites because of the need to construct replacement satellites, which typically takes up to 30 months or longer, and to obtain another launch vehicle. A delay or perceived delay in launching a satellite, or replacing a satellite, may cause Telesat’s current customers to move to another satellite provider if they determine that the delay may cause an interruption in continuous service. In addition, Telesat’s contracts with customers who purchase or reserve satellite capacity may allow the customers to terminate their contracts in the event of a delay. Any such termination would require Telesat to refund any prepayment it may have received, and would result in a reduction in Telesat’s contracted backlog and would delay or prevent Telesat from securing the commercial benefits of the new satellite. The launch vehicle scheduled to be used by Telesat to launch Anik G1 has experienced several launch anomalies and failures in the past when used to launch satellites of other operators, and those anomalies and failures have delayed the launch of Anik G1 and may continue to delay its launch. Launch vehicles may also underperform, in which case the satellite may be lost or, if it can be placed into service by using its onboard propulsion systems to reach the desired orbital location, will have a shorter useful life.  Certain of Telesat’s satellites are nearing their expected end-of-orbital maneuver lives. Any launch failure, underperformance, delay or perceived delay could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Telesat’s insurance will not protect it against all satellite-related losses. Further, Telesat may not be able to renew insurance on its existing satellites or obtain insurance on future satellites on acceptable terms or at all, and for certain of Telesat’s existing satellites, Telesat has elected to forego obtaining insurance.

Telesat’s current satellite insurance does not protect it against all satellite-related losses that it may experience, and it does not have in-orbit insurance coverage for all of the satellites in its fleet. As of December 31, 2012, the total net book value of Telesat’s five in-orbit satellites for which it does not have insurance is approximately CAD 115 million. Telesat’s insurance does not protect it against business interruption, loss of revenues or delay of revenues. In addition, Telesat does not insure the net book value of performance incentives that may be payable to a satellite’s manufacturer as these are payable only to the extent that the satellite operates in accordance with contracted technical specifications. Telesat’s existing launch and in-orbit insurance policies include, and any future policies that Telesat obtains can be expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage or losses arising from acts of war, anti-satellite devices, electromagnetic or radio frequency interference and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for satellite health-related problems affecting Telesat’s satellites that are known at the time the policy is written or renewed. Any claims under existing policies are subject to settlement with the insurers and may, in some instances, be payable to Telesat’s customers.

The price, terms and availability of satellite insurance has fluctuated significantly in recent years. These fluctuations may be affected by recent satellite launch or in-orbit failures and general conditions in the insurance industry. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. To the extent Telesat experiences a launch or in-orbit failure that is not fully insured, or for which insurance proceeds are delayed or disputed, it may not have sufficient resources to replace the affected satellite. In addition, higher premiums on insurance policies increase Telesat’s costs, thereby reducing its profitability. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims and additional satellite health-related policy exclusions. There can be no assurance that, upon the expiration of an in-orbit insurance policy, which typically has a term of one year, Telesat will be able to renew the policy on terms acceptable to it.

Subject to the requirements contained in the indentures governing Telesat’s senior notes and senior subordinated notes and in its senior credit agreement, Telesat may elect to reduce or eliminate insurance coverage for certain of its existing satellites, or elect not to obtain insurance policies for its future satellites, especially if exclusions make such policies ineffective, the costs of coverage make such insurance impractical or if self-insurance is deemed more effective.

Replacing a satellite upon the end of its service life will require Telesat to make significant expenditures and may require Telesat to obtain shareholder approval.

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

Telesat is subject to significant and intensifying competition. Telesat experiences competition both within the satellite industry and from other providers of communications capacity. Telesat’s failure to compete effectively would result in a loss of revenues and a decline in profitability, which would adversely affect Telesat’s business and results of operations, business prospects and financial condition.

Telesat provides point-to-point and point-to-multipoint services for voice, data and video communications and for high-speed Internet access. A trend toward consolidation of major FSS providers has resulted in the creation of global competitors who are substantially larger than Telesat in terms of both the number of satellites they have in orbit as well as in terms of their revenues. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, may (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure and may be able to offer expansion capacity for future requirements. Telesat also competes against regional satellite operators who may enjoy competitive advantages in their local markets. As a condition of Telesat’s licenses for certain satellites, Telesat is required by Industry Canada, the governmental department overseeing Canadian investment innovation and economic development, to invest in research and development related to satellite communication activities. Telesat’s global competitors may not face this additional financial burden.

Telesat expects a substantial portion of its ongoing business will continue to be in the Canadian domestic market. This market is characterized by increasing competition among satellite providers and rapid technological development. Historically, the Canadian regulatory framework has required the use of Canadian-licensed satellites for the delivery of direct-to-home (“DTH”) programming in Canada. It is possible that this framework could change and allow non-Canadian satellite operators that have adequate service coverage in Canadian territory to compete for future business from Telesat’s DTH customers. In 2007, Industry Canada awarded a spectrum which is suitable for providing services to Canadian customers, including DTH, to Ciel Satellite Group which was at the time Canadian controlled but has since become controlled by a foreign entity, SES S.A. the world’s second largest FSS satellite operator and a non-Canadian. In addition, in 2009, Industry Canada authorized FreeHD Canada to use a foreign-based satellite for the provision for DTH services on an interim basis. Industry Canada subsequently awarded FreeHD a license to use 12 and 14 GHz spectrum at the 95.5°W orbital position to operate an interim satellite. Industry Canada also provided approval in principle to 95°W Canadian Satellite Communications Inc. to develop and operate a 17 GHz broadcasting service satellite at 95°W.

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

Fluctuations in available satellite capacity could adversely affect Telesat’s results.

The availability of satellite capacity has fluctuated over time, characterized by periods of undersupply of capacity, followed by periods of substantial new satellite construction which is, in turn, followed by an oversupply of available capacity. To the extent Telesat were to experience another period of oversupply of capacity as a result of new satellite construction or otherwise, it may be forced to decrease the prices it charges for services which would adversely affect its results.

Reductions in government spending could reduce demand for Telesat’s services.

Governments, in particular the U.S. government, purchase a substantial amount of satellite services from commercial satellite operators, including Telesat. To the extent these governments reduce spending on satellite services, as a result of the need to reduce overall spending during periods of fiscal restraint, to reduce budget deficits or otherwise, demand for Telesat’s services could decrease which could adversely affect Telesat’s revenue, the prices it is able to charge for services and its results.

Changes in technology, video distribution methods and demand could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

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

Telesat’s business may be negatively impacted by the growth of ‘‘over-the-top’’ (OTT) video distribution (e.g., Netflix). This type of distribution involves delivery of broadcasting services through an internet service provider that is not involved in the control or distribution of the content itself. The growth of OTT distribution may have a negative impact on the demand for the services of some of Telesat’s large customers in the video distribution business and could result in lessened demand for Telesat’s satellite capacity.

Developments that Telesat expects to support the growth in demand for satellite services, such as continued growth in corporate data and internet traffic, the continued proliferation of HDTV and continued economic growth in Latin America may fail to materialize or may not occur in the manner or to the extent Telesat anticipates.

Telesat derives a substantial amount of its revenues from only a few of its customers. A loss of, or default by, one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce Telesat’s future revenues and contracted backlog.

For the year ended December 31, 2012, Telesat’s top five customers together accounted for approximately 53% of its revenues. At December 31, 2012, Telesat’s top five backlog customers together accounted for approximately 87% of its backlog. If any of Telesat’s major customers chose to not renew its contract or contracts at the expiration of the existing terms or sought to negotiate concessions, particularly on price, that could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services (or becoming unable to pay for services they had contracted to buy). In addition, some of Telesat’s customers’ industries are undergoing significant consolidation, and Telesat’s customers may be acquired by each other or other companies, including by Telesat’s competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and Telesat’s customers may in the future default, on their obligations to Telesat due to bankruptcy, lack of liquidity, operational failure or other reasons. Such defaults could adversely affect Telesat’s revenue, operating margins and cash flows. If Telesat’s contracted revenue backlog is reduced due to the financial difficulties of its customers, Telesat’s revenue, operating margins and cash flows would be further negatively impacted.

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

In Canada, Telesat’s operations are subject to regulation and licensing by Industry Canada pursuant to the Radiocommunication Act (Canada) and by the Canadian Radio-Television and Telecommunications Commission (‘‘CRTC’’), under the Telecommunications Act (Canada). Industry Canada has the authority to issue licenses, establish standards, assign Canadian orbital locations, and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for Industry Canada has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses, and to suspend or even revoke them. The CRTC has authority over the allocation (and reallocation) of satellite capacity to particular broadcasting undertakings. Some of Telesat’s service agreements are subject to CRTC approval. Telesat is required to pay different forms of ‘‘universal service’’ charges in Canada and have certain research and development obligations that do not apply to other satellite operators with which it competes. These rates and obligations could change at any time.

In the United States, the Federal Communications Commission (‘‘FCC’’) regulates the provision of satellite services to, from, or within the United States. Certain of Telesat’s satellites are owned and operated through a US subsidiary and are regulated by the FCC. In addition, to facilitate the provision of FSS satellite services in C-, Ku- and Ka-band frequencies in the United States market, foreign licensed operators can apply to have their satellites placed on the FCC’s Permitted Space Station List. Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3 and Telstar 14R/Estrela do Sul 2 satellites are currently on this list. The export from the United States of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations, in particular the International Traffic in Arms Regulations (“ITAR”) which currently includes satellites on the list of items requiring export permits. These ITAR provisions have constrained Telesat’s access to technical information and have had a negative impact on its international consulting revenues. In addition, Telesat and its satellite manufacturers may not be able to obtain and maintain necessary export authorizations which could adversely affect its ability to procure new United States-manufactured satellites; control its existing satellites; acquire launch services; obtain insurance and pursue its rights under insurance policies; or conduct its satellite-related operations and consulting activities.

Telesat also operates satellites through licenses granted by, and are subject to regulations in, countries other than Canada and the United States. For example, the Brazilian national telecommunications agency, ANATEL, has authorized Telesat, through its subsidiary, Telesat Brasil Capacidade de Satélites Ltda. (‘‘TBCS’’), to operate Telstar 14R/Estrela do Sul 2, a Ku-band FSS satellite at 63° WL pursuant to a Concession Agreement. Telstar 18 operates at the 138° EL orbital location under an agreement with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga. Although Telesat’s agreement with APT provides it with renewal rights with respect to a replacement satellite at this orbital location, Telesat is relying on third parties to secure those orbital location rights and there can be no assurance that they will be granted at all or on a timely basis. Should Telesat be unsuccessful in obtaining renewal rights for the orbital location, because of the control over the orbital location exercised by Tonga or for other reasons, or Telesat otherwise fail to enter into agreements with APT with respect to such replacement satellite, all revenues obtained from Telstar 18 would cease and could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

In addition to regulatory requirements governing the use of orbital locations, most countries regulate transmission of signals to and from their territory, and Telesat is required to obtain and maintain authorizations to carry on business in the countries in which Telesat operates.

If Telesat fails to obtain or maintain particular authorizations on acceptable terms, such failure could delay or prevent Telesat from offering some or all of its services and adversely affect its results of operations, business prospects and financial condition. In particular, Telesat may not be able to obtain all of the required regulatory authorizations for the construction, launch and operation of any of its future satellites, for the orbital locations and spectrum for these satellites and for its ground infrastructure, on acceptable term or at all. Even if Telesat were able to obtain the necessary authorizations and orbital locations, the licenses Telesat obtains may impose significant operational restrictions, or not protect Telesat from interference that could affect the use of its satellites. Countries or their regulatory authorities may adopt new laws, policies or regulations, or change their interpretation of existing laws, policies or regulations, that could cause Telesat’s existing authorizations to be changed or cancelled, require Telesat to incur additional costs, impose or change existing pricing, or otherwise adversely affect its operations or revenues. As a result, any currently held regulatory authorizations are subject to rescission and renewal and may not remain sufficient or additional authorizations may be necessary that Telesat may not be able to obtain on a timely basis or on terms that are not unduly costly or burdensome. Further, because the regulatory schemes vary by country, Telesat may be subject to regulations in foreign countries of which Telesat is not presently aware that it is not in compliance with, and as a result could be subject to sanctions by a foreign government.

Telesat’s operations may be limited or precluded by ITU rules or processes, and Telesat is required to coordinate its operations with those of other satellite operators.

The International Telecommunication Union (“ITU”), a specialized United Nations agency, regulates the global allocation of radio frequency spectrum and the registration of radio frequency assignments and any associated orbital location in the geostationary satellite orbit. Telesat participates in the activities of the ITU. Only national administrations, however, have full standing as ITU members. Consequently, Telesat must rely on the relevant government administrations to represent its interests.

The ITU establishes the Radio Regulations, an international treaty which contains the rules concerning frequency allocations and the priority to, coordination of, and use of, radio frequency assignments. The ITU Radio Regulations define the allocation of radio frequencies to specific uses. The ITU Radio Regulations are periodically reviewed and revised at World Radiocommunication Conferences (‘‘WRC’’), which take place typically every three to four years. As a result, Telesat cannot guarantee that the ITU will not change its allocation decisions and rules in the future in a way that could limit or preclude Telesat’s use of some or all of its existing or future orbital locations or spectrum.

The ITU Radio Regulations also establish operating procedures for satellite networks and prescribe detailed coordination, notification and recording procedures. With respect to the frequencies used by commercial geostationary satellites, the ITU Radio Regulations set forth a process for protecting earlier-registered satellite systems from interference from later-registered satellite systems. In order to comply with these rules, Telesat must coordinate the operation of its satellites, including any replacement satellite that has performance characteristics that are different from those of the satellite it replaces, with other satellites. This process requires potentially lengthy and costly negotiations with parties who operate or intend to operate satellites that could affect or be affected by Telesat’s satellites. For example, as part of Telesat’s coordination effort on Telstar 12, Telesat agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat S.A. (“Eutelsat”) for the life of the satellite and has retained risk of loss with respect to those transponders. Telesat also granted Eutelsat the right to acquire, at cost, four transponders on the replacement satellite for Telstar 12. Telesat has leased back from Eutelsat three of the four transponders to provide service to its customers. In addition, the Russian Satellite Communications Company (“RSCC”) has announced that it has commenced construction of a satellite which it intends to launch and operate at 14° WL, adjacent to the location of Telesat’s Telstar 12 at 15° WL. RSCC’s ITU rights over certain frequencies at 14° WL have priority over Telesat’s use of these same frequencies on Telstar 12. Telesat has had discussions with RSCC to resolve this issue but, to date, those discussions have not been successful. Failure to reach an appropriate arrangement with RSCC may result in restrictions on the use and operation of Telstar 12 which could materially restrict Telesat’s ability to earn revenue from Telstar 12. In addition, Telstar 12 is approaching the end of its commercial service life and Telesat will soon need to commence construction of its replacement. The continued uncertainty over Telesat’s ability to reach an agreement with RSCC, or the failure to reach an agreement, could prejudice Telesat’s ability to replace Telstar 12 on a timely basis, materially restrict Telesat’s ability to earn revenue from any replacement satellite or may make a replacement satellite not economically viable.

In certain countries, a failure to resolve coordination issues is used by regulators as a justification to limit or condition market access by foreign satellite operators. In addition, while the ITU Radio Regulations require later-in-time systems to coordinate their operations with Telesat, Telesat cannot guarantee that other operators will conduct their operations so as to avoid transmitting any signals that would cause harmful interference to the signals that Telesat, or its customers, transmit. This interference could require Telesat to take steps, or pay or refund amounts to its customers, that could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement regulations and neither the ITU specifically, nor international law generally, provides clear remedies if the ITU coordination process fails. Failure to coordinate Telesat’s satellites’ frequencies successfully or to obtain or maintain other required regulatory approvals could have an adverse effect on Telesat’s business operations, prospects and financial condition, as well as on the value of its business.

If Telesat does not occupy unused orbital locations by specified deadlines, or does not maintain satellites in orbital locations it currently uses, those orbital locations may become available for other satellite operators to use.

Telesat’s in-orbit satellites do not currently occupy all of the orbital locations for which it has obtained regulatory authorizations. In some cases, the Telesat satellite that occupies an orbital location is not designed to use all of the frequencies for which Telesat has been authorized.

In accordance with the ITU Radio Regulations, governments have rights to use certain orbital locations and frequencies. Certain of these governments have in turn authorized Telesat to use several orbital locations and radio frequencies in addition to those used by its current satellites. Under the ITU Radio Regulations, Telesat must bring into use (“BIU”) these orbital locations and frequencies within a fixed period of time, or the governments in question would lose their priority rights and the orbital location, and frequencies likely would become available for use by another satellite operator. Prior to the WRC which took place in February 2012, the ITU Radio Regulations did not expressly address the manner of use or duration of use required to BIU an orbital location. At the 2012 WRC the ITU Radio Regulations were amended to expressly require, among other things, a minimum duration that a suitable satellite must be deployed and maintained at an orbital location to BIU frequency assignments at that location. In view of these requirements, it may be more difficult and/or costly to preserve unused orbital locations and frequencies and Telesat may not be able to do so. In addition, the governments that have authorized Telesat to use these orbital locations have generally conditioned such use on Telesat meeting certain milestones, including making use of the orbital location by a specified time. If Telesat is unable to place satellites into currently unused orbital locations by specified deadlines and in a manner that satisfies the ITU Radio Regulations, national regulatory requirements, or if Telesat is unable to maintain satellites at the orbital locations that it currently uses, Telesat may lose its rights to use these orbital locations and the locations could become available for other satellite operators to use. The loss of one or more of Telesat’s orbital locations could negatively affect its plans and its ability to implement its business strategy.

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

The availability and cost to Telesat of external financing depends on a number of factors, including its credit rating and financial performance and general market conditions. Telesat’s ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in Telesat’s expected future revenues under contracts with customers and challenging business conditions faced by its customers are among the other factors that may adversely affect Telesat’s credit and access to the capital markets. Other factors that could impact Telesat’s credit rating include the amount of debt in its current or future capital structure, activities associated with strategic initiatives, the health of its satellites, the success or failure of its planned launches, its expected future cash flows and the capital expenditures required to execute its business strategy. The overall impact on Telesat’s financial condition of any transaction that it pursues may be negative or may be negatively perceived by the financial markets and rating agencies and may result in adverse rating agency actions with respect to its credit rating and access to the capital markets. Long-term disruptions in the capital or credit markets as a result of uncertainty or recession, changing or increased regulation or failures of significant financial institutions could adversely affect Telesat’s access to capital. A credit rating downgrade or deterioration in Telesat’s financial performance or general market conditions could limit its ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available and, in either case, could result in Telesat deferring or reducing capital expenditures including on new or replacement satellites. In certain circumstances, Telesat is required to obtain the approval of its shareholders to incur additional indebtedness. There can be no assurances that Telesat will receive such approval, if required.

Market conditions may make it difficult for Telesat to extend the maturity of or refinance its existing indebtedness, and any failure to do so could have a material adverse effect on its business.

As of December 31, 2012, Telesat had outstanding Senior Secured Credit Facilities consisting of: a CAD 500 million Term Loan A maturing in March 2017; a CAD 174 million Term Loan B maturing in March 2019; and a $1.716 billion Term Loan B maturing in March 2019. Together with Telesat’s CAD 140 million Revolving Credit Facility, the US Term Loan B is subject to a springing maturity which will occur on February 13, 2017 if Telesat’s Senior Notes are not refinanced. Telesat will need to refinance all or a portion of this indebtedness on or before maturity. Disruptions in the financial markets similar to those that occurred in 2008 could make it more difficult to renew or extend the facilities at current commitment levels, on similar terms or at all. A reduced commitment from the lenders, increased borrowing costs or modification to the financial covenant would result in an increase in Telesat’s financing costs and/or a decrease in its liquidity, which could adversely affect Telesat’s growth, its financial condition, its results of operations and its ability to make debt payments, including repayments on the Notes when they become due.

Telesat may experience a failure of ground operations infrastructure or interference with its satellite signals that impairs the commercial performance of, or the services delivered over, its satellites or the satellites of other operators for whom it provides ground services, which could result in a material loss of revenues.

Telesat operates an extensive ground infrastructure including a satellite control center in Ottawa, its main earth station and back up satellite control facility at Allan Park, nine earth stations throughout Canada, one teleport located in the United States and one in Brazil and its telemetry, tracking and control (“TT&C”) facility in Perth, Australia. These ground facilities are used for controlling Telesat’s satellites and for the provision of end-to-end services to Telesat’s customers.

Telesat may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, flood, hurricane or other such acts of God), fire, acts of war or terrorism or other catastrophic events. A failure at any of these facilities would cause a significant loss of service for Telesat customers. Additionally, Telesat may experience a failure in the necessary equipment at the satellite control center, at the back-up facility, or in the communication links between these facilities and remote earth station facilities. A failure or operator error affecting tracking, telemetry and control operations might lead to a break-down in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellite(s), which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference could result in a failure of Telesat’s ability to deliver satellite services to its customers. A failure at any of Telesat’s facilities or in the communications links between its facilities or interference with its satellite signal could cause its revenues and backlog to decline materially and could adversely affect its ability to market its services and generate future revenues and profit.

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

Telesat’s dependence on outside contractors could result in delays related to the design, manufacture and launch of its new satellites, which could in turn adversely affect Telesat’s operating results and prospects.

Any delays in the design, construction or launch of Telesat’s satellites could have a material adverse effect on its business, financial condition and results of operations. There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality Telesat requires, including EADS Astrium, Thales Alenia Space, Boeing, Lockheed Martin, Orbital and SS/L. There are also a limited number of suppliers able to launch such satellites, including International Launch Services, Arianespace, Lockheed Martin and Sea Launch. Should any of Telesat’s suppliers’ businesses fail, it would reduce competition and could increase the cost of satellites and launch services. Adverse events with respect to any of Telesat’s manufacturers or launch suppliers could also result in the delay of the design, construction or launch of its satellites. General economic conditions may also affect the ability of Telesat’s manufacturers and launch suppliers to provide services on commercially reasonable terms or to fulfill their obligations in terms of manufacturing schedules, launch dates, pricing or other items. Even where alternate suppliers for such services are available, Telesat may have difficulty identifying them in a timely manner, it may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of its satellites.

A natural disaster could diminish Telesat’s ability to provide communications service.

Natural disasters could damage or destroy Telesat’s ground stations resulting in a disruption of service to its customers. Telesat has in place certain operational procedures designed to protect its antennas and ground stations during natural disasters such as a hurricane, but these procedures may not be sufficient and the collateral effects of such disasters such as flooding may impair the functioning of its ground equipment and its ability to control its satellites. If a future natural disaster impairs or destroys any of Telesat’s ground facilities, Telesat may be unable to provide service to its customers in the affected area for a period of time.

Telesat’s future reported net income could be adversely affected by impairments of the value of certain intangible assets.

The assets on Telesat’s consolidated balance sheet as of December 31, 2012 include goodwill valued at approximately CAD 2,447 million and other intangible assets valued at approximately CAD 859 million. Goodwill and other intangible assets (such as orbital locations) with indefinite useful lives were recorded as a result of the acquisition of Telesat and an assessment of their valuation is undertaken on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount is likely to exceed their recoverable amount. Telesat measures for impairment using a projected discounted cash flow method and confirms the assessment using other valuation methods. If the asset’s carrying value is more than its recoverable amount, the difference is recorded as a reduction in the amount of the asset on the balance sheet and an impairment charge in the statement of earnings. Testing for impairment requires significant subjective judgments by management. Any changes in the estimates used could have a material impact on the calculation of the recoverable amount and result in an impairment charge. Telesat cannot predict whether an event that triggers impairment will occur, when it will occur or how it will affect the reported asset values. If Telesat’s goodwill or other intangible assets are deemed to be impaired in whole or in part, it could be required to reduce or write off such assets, which could have a material adverse effect on its financial condition.

The content of third-party transmissions over Telesat’s satellites may affect Telesat since Telesat could be subject to sanctions by various governmental entities for the transmission of certain content.

Telesat provides satellite capacity for transmissions by third parties. Telesat does not decide what content is transmitted over its satellites, although its contracts generally provide it with rights to prohibit certain types of content or to cease transmission or permit Telesat to require its customers to cease their transmissions under certain circumstances. A governmental body or other entity may object to some of the content carried over Telesat’s satellites, such as ‘‘adult services’’ video channels or content deemed political in nature. Issues arising from the content of transmissions by these third parties over Telesat’s satellites could affect its future revenues, operations or relationship with certain governments or customers.

Telesat’s failure to maintain or obtain authorizations under and comply with the U.S. export control and trade sanctions laws and regulations could have a material adverse effect on its results of operations, business prospects and financial condition.

The export of satellites and technical data related to satellites, earth station equipment and provision of services are subject to U.S. export control and economic sanctions laws, implemented by U.S. State Department, Commerce Department and Treasury Department regulations. If Telesat does not maintain its existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, it may be unable to export technical data or equipment to non-U.S. persons and companies, including to Telesat’s own non-U.S. employees, as required to fulfill existing contracts. If Telesat does not maintain its existing authorizations or obtain necessary future authorizations under and comply with the trade sanctions laws and regulations of the United States, it may not be able to provide satellite capacity and related administrative services to certain of its customers. Violations of these laws and regulations can also result in civil and criminal sanctions or penalties. Telesat’s ability to acquire new satellites, launch new satellites or operate its satellites could also be negatively affected if its suppliers do not obtain required U.S. export authorizations.

Telesat is subject to risks associated with doing business internationally.

Telesat’s operations internationally are subject to risks that are inherent in conducting business globally. Telesat is subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While Telesat’s employees are required to comply with these laws, Telesat cannot be sure that its internal policies and procedures will always protect it from violations of these laws, despite Telesat’s commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect Telesat’s business, performance, financial condition and results of operations.

III. Litigation and Disputes

We and SS/L are involved in a patent infringement and breach of contract lawsuit with ViaSat, which, if adversely decided, could have a material adverse effect on our business, financial condition and results of operations.

We and SS/L are involved in a patent infringement and breach of contract lawsuit with ViaSat, details of which can be found in Note 17 to the Loral consolidated financial statements. Under the terms of the Purchase Agreement relating to our sale of SS/L, we are obligated to indemnify SS/L for all Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L. There can be no assurance that our or SS/L’s defenses and counterclaims will be successful with respect to all or some of ViaSat’s claims or that SS/L will prevail with respect to its assertion that ViaSat has infringed SS/L patents. A decision against us or against SS/L in this lawsuit could have a material adverse effect on our business, financial condition and results of operations.

IV. Other Risks

Third parties have significant rights with respect to our affiliates.

Third parties have significant rights with respect to, and we do not have control over management of, our affiliates. For example, while we own 62.8% of the participating shares of Telesat, we own only 33⅓% of the voting power. Also, Hisdesat enjoys substantial approval rights in regard to XTAR, our X-band joint venture. The rights of these third parties and fiduciary duties under applicable law could result in others acting or failing to act in ways that are not in our best interest. For example, it is likely that any strategic transaction involving Telesat or XTAR that we wish to pursue will require the cooperation of our joint venture partners, and our partners may not share our objectives or wish to pursue a transaction in which we are interested or any transaction at all.

The loss of executive officers and our inability to retain other key personnel could materially adversely affect our operations or ability to pursue strategic alternatives.

Loral and Telesat rely on a number of key employees, including members of management and certain other employees possessing unique experience in technical and commercial aspects of the satellite services business. If Loral or Telesat are unable to retain these employees, it could be difficult to replace them. In addition, the business of Telesat, with its constant technological developments, must continue to attract highly qualified and technically skilled employees. In the future, the inability to retain or replace these employees, or the inability to attract new highly qualified employees, could have a material adverse effect on the results of operations, business prospects and financial condition of Loral or Telesat.

Also, we have retained Michael B. Targoff, our former chief executive officer and president, as a consultant, in particular to provide assistance and guidance in the oversight of strategic matters relating to Telesat and XTAR and the ViaSat lawsuit. The consulting agreement may be terminated by either the Company or Mr. Targoff at any time for any reason or for no reason on ten days prior notice. There can be no assurance that Mr. Targoff will not terminate the agreement, and, were he to do so, the ability of the Company to pursue strategic alternatives with regard to Telesat and XTAR and the outcome of the ViaSat lawsuit could be adversely affected.

Interruption or failure of, or cyber-attacks on, Telesat’s or our information technology and communications systems could hurt Telesat’s or our ability to operate our respective businesses effectively, which could harm Telesat’s or our business and operating results.

Telesat’s and our ability to operate our respective businesses depends, in part, on the continuing operation of Telesat’s and our information technology and communications systems, which are an integral part of Telesat’s and our businesses. We and Telesat rely on our information and communication systems, as well as software applications developed internally and externally to, among other things, effectively manage the accounting and financial functions, including maintaining internal controls, operate Telesat’s satellites and satellites for third parties, provide consulting services by Telesat to customers and transmit customer proprietary and/or confidential content and data. Although we and Telesat take steps to secure information and communications systems, including computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures implemented have not always been effective. While we and Telesat continue to bolster systems with additional security measures, and, working with external experts, mitigate the risk of security breaches, systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, inclement weather, natural or man-made disasters, earthquakes, explosions, terrorist attacks, floods, fires, cyber-attacks, computer viruses, power loss, telecommunications or equipment failures, transportation interruptions, accidents or other disruptive events or attempts to harm our or Telesat’s systems. In addition, Telesat’s and our facilities are also potentially vulnerable to break-ins, sabotage and intentional acts of vandalism. Moreover, some of these systems are not fully redundant, and disaster recovery planning cannot account for all eventualities. Telesat’s and our business and operations could be adversely affected if, as a result of a significant cyber event or otherwise, operations are disrupted or shut down, confidential or proprietary information is stolen or disclosed, costs are incurred or fines are required in connection with confidential or export-controlled information that is disclosed, significant resources are dedicated to system repairs or to increase cyber security protection or we or Telesat otherwise incur significant litigation or other costs as a result of any such event. While Telesat’s or our insurance coverage could offset losses relating to some of these types of events, to the extent any such losses are not covered by insurance, a serious disruption to systems could significantly limit Telesat or our ability to manage and operate our business efficiently, which in turn could have a material adverse effect on our business, results of operations and financial condition.

MHR may be viewed as our controlling stockholder and may have conflicts of interest with us in the future.

As of December 31, 2012, various funds affiliated with MHR and Dr. Rachesky held approximately 38.3% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 57.4% of the outstanding common equity of Loral as of December 31, 2012. As of February 15, 2013, a representative of MHR occupies one of the seven seats on our board of directors. One seat on our board is occupied by a former managing principal of MHR, and one seat, previously occupied by a former managing principal of MHR, is currently vacant. In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Mark H. Rachesky, President of MHR, of our voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

There is a thin trading market for our voting common stock.

Trading activity in our voting common stock, which is listed on the NASDAQ National Market, has generally been light, averaging approximately 99,500 shares per day for the year ended December 31, 2012. Moreover, over 50% of our voting common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the voting common stock and non-voting common stock they hold in Loral that effectively eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral voting common stock and non-voting common stock that would also, if exercised, effectively eliminate such restrictions. In addition, our board of directors has authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 800,000 shares of our voting common stock. To the extent the Company does repurchase shares (through 2012, we purchased 154,494 shares of voting common stock), the number of shares available for trading in the market will be reduced thereby increasing further the illiquidity of our stock.

The market for our voting common stock could be adversely affected by future issuance of significant amounts of our voting common stock.

As of December 31, 2012, 21,262,340 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were also outstanding 27,681 non-vested restricted stock units and 231,532 vested restricted stock units. These restricted stock units, which may be settled either in cash or Loral voting common stock at the Company’s option, vest over the next five months. As of December 31, 2012, 1,296,405 shares of our voting common stock were available for future grants under our stock incentive plan. The number of shares available for grant would be reduced if outstanding SS/L phantom stock appreciation rights are settled in Loral voting common stock. Moreover, we may further amend our stock incentive plan in the future to provide for additional increases in the number of shares available for grant thereunder.

Sales of significant amounts of our voting common stock to the public, or the perception that those sales could happen, could adversely affect the market for, and the trading price of, our voting common stock.

A public offering of stock in Telesat could adversely affect the market for, and price of, our common stock and the value of our interest in Telesat.

Our shareholders agreement with PSP regarding Telesat provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat Holdco if an initial public offering has not been completed by October 31, 2011, the fourth anniversary of the Telesat transaction. In July 2012, PSP delivered to Telesat Holdco and Loral a notice initiating this process which PSP subsequently withdrew. In the event Telesat were to conduct a public offering of its equity securities, it is uncertain whether the offering would be a primary offering of shares by Telesat, a secondary offering of shares by either or both of the Telesat shareholders or a combination of both types of offerings. It is also uncertain what effect an offering (and any corporate restructuring required in connection with such offering under the terms of the Telesat shareholders agreement) would have on Loral’s governance rights in Telesat. Changes in our Telesat governance rights could adversely affect the value of our interest in Telesat and the price at which our common stock trades. In addition, a public market for Telesat equity would create a situation where there would be two separate public-market proxies for the value of Telesat – our stock and the Telesat stock. Telesat stock would represent a direct interest in Telesat, whereas the value of the common shares of Loral would also include other assets and liabilities, many of which are difficult to value. Having both Telesat stock and our stock trading publicly could create confusion in the market and could adversely affect the liquidity and/or trading values of either our or Telesat’s common stock.

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

As of December 31, 2012, we had federal net operating loss carryforwards, or NOLs, of approximately $290 million and state NOLs, primarily California, of approximately $73 million, that are available to offset future taxable income (see Notes 2 and 11 to the Loral consolidated financial statements for a description of the accounting treatment of such NOLs). As our reorganization on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these NOLs, as well as certain other tax attributes existing at such effective date, is subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests, as determined on any applicable testing date. We would be adversely affected by an additional “ownership change” if, at the time of such change, the total market value of our equity multiplied by the federal applicable long-term tax exempt rate, which at December 31, 2012 was 2.87%, was less than $32.6 million. As of December 31, 2012, since the total market value of our equity ($1.7 billion) multiplied by the federal applicable long-term tax exempt rate was approximately $48 million an “ownership change” as of that date would not have had an adverse effect.

We are subject to the Foreign Corrupt Practices Act.

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

Satellite Services

Telesat leases an area in its headquarters building of approximately 112,000 rentable square feet pursuant to a lease which commenced February 1, 2009 and provides for a 15 year term (terminable by Telesat Canada at any time after 10 years upon two years notice).

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

Item 3. Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the Loral consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 17 to the Loral consolidated financial statements for this discussion.

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

Our voting common stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral voting common stock as reported on the NASDAQ National Market from January 1, 2011 through December 31, 2012.

	High	Low
Year ended December 31, 2012
Quarter ended December 31, 2012	$85.84	$51.91
Quarter ended September 30, 2012	76.77	66.64
Quarter ended June 30, 2012	81.73	56.49
Quarter ended March 31, 2012	82.48	62.99
Year ended December 31, 2011
Quarter ended December 31, 2011	$64.95	$47.19
Quarter ended September 30, 2011	72.11	45.65
Quarter ended June 30, 2011	80.56	62.41
Quarter ended March 31, 2011	82.49	71.26

There is no established trading market for the Company’s non-voting common stock. All of the shares of non-voting common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act.

See (d), below, for a description of dividends and distributions that affected our stock price during 2012.

(b) Approximate Number of Holders of Common Stock

At February 15, 2013, there were 249 holders of record of our voting common stock and five holders of record of our non-voting common stock.

(c)	Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by Loral of its voting common stock that are registered pursuant to Section 12 of the Exchange Act through the fourth quarter of 2012. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of Loral’s voting common stock have been recorded as treasury shares.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)

November 17-30, 2011	44,346	$60.07	44,346	755,654
December 1-31, 2011	92,148	62.25	92,148	663,506
June 28-29, 2012	18,000	66.22	18,000	645,506
Total	154,494		154,494

(1)	On November 14, 2011, Loral’s Board of Directors approved a share purchase program that authorizes Loral to purchase up to 800,000 shares of its outstanding voting common stock.

(d) Dividends

On March 28, 2012, our Board of Directors declared a special dividend of $13.60 per share for an aggregate dividend of $417.6 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special dividend. As a result, options outstanding increased by 19,058 and restricted stock units (“RSUs”) increased by 6,875. Certain RSU holders, who elected to receive the dividend at the $13.60 per share value, will receive additional payments totaling $2.5 million on their RSU settlement dates.

On November 7, 2012, in connection with the receipt of the proceeds from the Sale, our Board of Directors declared a special distribution of $29.00 per share for an aggregate distribution of $892.1 million. The special distribution was paid on December 4, 2012 to holders of record of Loral voting and non-voting common stock as of November 19, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special distribution. Certain RSU holders who elected to receive the special distribution at the $29.00 per share value will receive additional payments totaling $5.3 million on their RSU settlement dates.

Loral’s ability to pay additional dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors.

(e) Securities Authorized for Issuance under Equity Compensation Plans

See Note 13 to the Loral consolidated financial statements for information regarding the Company’s stock incentive plan. Compensation information required by Item 11 will be presented in the Company’s 2013 definitive proxy statement which is incorporated herein by reference or by an amendment to this Annual Report on Form 10-K.

(f) Comparison of Cumulative Total Returns

Set forth below is a graph comparing the cumulative performance of our voting common stock with the NASDAQ Composite Index and the NASDAQ Telecommunications Index from December 31, 2007 to December 31, 2012. The graph assumes that $100 was invested on December 31, 2007 in each of our voting common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.

Item 6. Selected Financial Data

The following table sets forth our selected historical financial and operating data for each of the five years in the period ended December 31, 2012.

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

LORAL SPACE & COMMUNICATIONS INC.

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011		2010		2009		2008
Statement of operations data:
Income (loss) from continuing operations before equity in net income (loss) of affiliates(1)(2)	$66,102		$(53,721)		$301,964		$(26,492)		$(21,589)
Equity in net income (loss) of affiliates(3)	34,340		106,329		85,625		210,298		(495,649)
Income (loss) from continuing operations.	100,442		52,608		387,589		183,806		(517,238)
Income (loss) from discontinued operations, net of tax(4)	320,649		74,566		99,752		47,896		(175,678)
Preferred dividends	–		–		–		–		(24,067)
Net income (loss) attributable to common shareholders	421,322		126,677		486,846		231,702		(716,983)
Income (loss) per share:
Basic income (loss) per share
Continuing operations	$3.27		$1.72		$12.88		$6.18		$(26.53)
Discontinued operations	10.45		2.41		3.30		1.61		(8.61)
	$13.72		$4.13		$16.18		$7.79		$(35.13)
Diluted income (loss) per share
Continuing operations	$3.22		$1.54		$12.42		$6.13		$(26.53)
Discontinued operations	10.35		2.38		3.21		1.60		(8.61)
	$13.57		$3.92		$15.63		$7.73		$(35.13)
Dividend and Distribution Data:
Cash dividends declared	$417,606	$	―	$	―	$	―	$	―
Per share	13.60		―		―		―		―
Cash distributions declared	892,147		―		―		―		―
Per share	29.00		―		―		―		―

	December 31,
	2012	2011	2010	2009	2008
Balance sheet data:
Cash and cash equivalents	$87,370	$197,114	$165,801	$168,205	$117,548
Total assets	378,992	1,836,153	1,754,909	1,253,452	995,867
Non-current liabilities	121,015	485,598	414,013	380,143	436,836
Total liabilities	192,531	888,568	853,960	821,461	786,210
Loral shareholders’ equity	186,461	946,459	900,320	431,991	209,657

(1)	During 2008, we recorded income of $58.3 million related to a gain on litigation recovery from Rainbow DBS and a loss of $19.5 million related to the award of attorneys’ fees and expenses to the plaintiffs for shareholder litigation concluded during 2008.

(2)	During 2012, we recorded an $86.7 million income tax benefit after the statute of limitations for assessment of additional tax expired with regard to certain uncertain tax positions (“UTPs”) related to Old Loral and several of our federal and state income tax returns filed for 2007 and 2008. During the fourth quarter of 2010, we determined, based on all available evidence, that a full valuation allowance was no longer required on our deferred tax assets and, therefore, $335.3 million of the valuation allowance was reversed as an income tax benefit (see Note 11 to the Loral consolidated financial statements).

(3)	Our principal affiliate is Telesat. Loral also has investments in XTAR and joint ventures providing Globalstar service, which are accounted for under the equity method.

(4)	We recorded a gain of $308.6 million, net of tax, in 2012 in connection with the sale of our wholly-owned subsidiary, SS/L, to MDA, which closed on November 2, 2012 (see Notes 1 and 3 to the Loral consolidated financial statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements (the “financial statements”) included in Item 15 of this Annual Report on Form 10-K.

Loral Space & Communications Inc., a Delaware corporation, together with its subsidiaries, is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services. Prior to completion of the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)), we were also engaged in the satellite manufacturing business (see “Recent Developments” below).

Disclosure Regarding Forward-Looking Statements

Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements, including without limitation those relating to Telesat, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. For a detailed discussion of these and other factors and conditions, please refer to the Risk Factors section above, the Commitments and Contingencies section below and to our other periodic reports filed with the Securities and Exchange Commission (“SEC”). We operate in an industry sector in which the value of securities may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

Overview

Business

Recent Developments

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, SS/L, to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012, by and among Loral, SS/L, MDA and MDA Holdings, in a series of transactions described below, Loral received total cash payments of $967.9 million plus, for the sale of certain real estate used in connection with SS/L’s business, a three-year promissory note in the principal amount of $101 million. Transaction costs related to the Sale were $35.2 million.

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

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral paid MDA $6.5 million as a result of a write down of SS/L’s orbital receivables (see Note 17 to the financial statements).

The transaction is taxable, and, for tax purposes, treated as a sale of assets.

Under the terms of the Purchase Agreement, Loral is obligated to indemnify SS/L for all Covered Litigation Costs and any Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and has retained control of the defense of the lawsuit against SS/L and Loral by ViaSat, Inc. as well as SS/L’s counterclaims against ViaSat, Inc. in that lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Costs and Covered Litigation Damages is subject to a dollar cap. In addition, Loral is obligated to indemnify SS/L for pre-closing taxes.

On November 7, 2012, in connection with the receipt of the proceeds from the Sale, our Board of Directors declared a special distribution of $29.00 per share for an aggregate distribution of $892.1 million. The special distribution was paid on December 4, 2012 to holders of record of Loral voting and non-voting common stock as of November 19, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special distribution. Certain holders of restricted stock units (“RSUs”) who elected to receive the special distribution at the $29.00 per share value will receive additional payments totaling $5.3 million on their RSU settlement dates.

Description of Business

Subsequent to the Sale, Loral has one operating segment consisting of satellite based communications services. Loral participates in satellite services operations through its ownership interest in Telesat Holdings Inc. (“Telesat Holdco”) which owns Telesat Canada (“Telesat”), a leading global fixed satellite services operator, with offices and facilities around the world. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations.

Loral holds a 62.8% economic interest and a 33⅓% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $5.2 billion of backlog as of December 31, 2012. Our economic interest in Telesat decreased from 64% to 62.8% in December 2012 when certain key employees of Telesat exercised a total of 5,311,568 stock options granted under Telesat’s share based compensation plan in exchange for 2,249,747 non-voting preferred shares.

At December 31, 2012, Telesat provided satellite services to customers from its fleet of 13 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite and has one satellite, Anik G1, which Telesat anticipates will be launched in the first half of 2013.

The satellite services business is capital intensive and the build-out of a satellite fleet requires substantial time and investment. Once the investment in a satellite is made, the incremental costs to maintain and operate the satellite are relatively low over the life of the satellite, with the exception of in-orbit insurance. Telesat has been able to generate a large contracted revenue backlog by entering into long-term contracts with some of its customers for all or substantially all of a satellite’s life. Historically, this has resulted in revenue from the satellite services business being fairly predictable.

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

Telesat believes its satellite fleet produces a strong combination of ongoing revenue from backlog, continuing revenue growth and an effective foundation upon which it will seek to continue to grow its revenue and cash flows. The growth is expected to come from the sale of available capacity on its existing in-orbit satellites, the Canadian payload on the ViaSat-1 satellite which launched in October 2011, the Nimiq 6 satellite which launched in May 2012 and the Anik G1 satellite which is expected to launch in the first half of 2013. With Nimiq 6 commencing service in June 2012, Telesat’s customer returned the Nimiq 1 satellite on October 31, 2012. Telesat intends to use Nimiq 1 to pursue other revenue growth opportunities.

Telesat believes that it is well-positioned to serve its customers and the markets in which it participates. Telesat actively pursues opportunities to develop new satellites, particularly in conjunction with current or prospective customers who will commit to long term service agreements prior to the time the satellite construction contract is signed. Although Telesat regularly pursues opportunities to develop new satellites, it does not procure additional or replacement satellites until it believes there is a demonstrated need and a sound business plan for such satellite capacity.

Telesat anticipates that the relatively fixed cost nature of the business, combined with contracted revenue growth and other growth opportunities, will produce growth in operating income and cash flow.

In 2013, Telesat will remain focused on: increasing utilization on its existing satellites, continuing the preparation for the launch and deployment of the Anik G-1 satellite, identifying and pursuing opportunities to expand its satellite fleet and maintaining cost and operating discipline.

On March 28, 2012, Telesat entered into a new credit agreement (the “Telesat Credit Agreement”) with a syndicate of banks which provided for the extension of credit under the following senior credit facilities in the principal amount of up to approximately $2.55 billion (together, the “Telesat Senior Credit Facilities”): (i) a revolving credit facility in the amount of up to CAD/$140 million, available in either Canadian or U.S. dollars, maturing on March 28, 2017; (ii) a Term Loan A facility denominated in Canadian dollars, in the amount of CAD 500 million, maturing on March 28, 2017; (iii) a Term Loan B facility denominated in Canadian dollars, in the amount of CAD 175 million, maturing on March 28, 2019; and (iv) a Term Loan B facility denominated in U.S. dollars, in the amount of $1.725 billion, maturing on March 28, 2019. Simultaneously with entering into the Telesat Credit Agreement, Telesat terminated and paid all outstanding amounts under its previous credit facilities. There were no borrowings under the revolving credit facility as of December 31, 2012.

On March 28, 2012, Telesat redeemed all of its outstanding senior preferred shares, previously held by an affiliate of the Public Sector Pension Investment Board (“PSP”), for approximately CAD 146 million in cash, which was equal to the outstanding liquidation value and accrued dividends on the senior preferred shares. Following the redemption of the senior preferred shares, an affiliate of PSP provided a loan in the amount of approximately CAD 146 million to Telesat, in the form of a subordinated promissory note.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 47% of Telesat’s revenues received in Canada for the year ended December 31, 2012, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2012, Telesat’s U.S. dollar denominated debt totaled CAD 2.8 billion. As of December 31, 2012, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately CAD 147 million. This analysis assumes all other variables, in particular interest rates, remain constant.

General

Subsequent to the Sale, Loral’s remaining assets, primarily its ownership interests in Telesat, will continue to have substantial value. With the goal of maximizing shareholder value, we have previously explored, and expect in the future to continue to explore, potential strategic transactions involving Telesat, including transactions that could result in public ownership of a portion of Telesat. There can be no assurance as to whether, when or on what terms a strategic transaction involving Telesat or Loral may occur.

Loral may, from time to time, explore and evaluate other possible strategic transactions and alliances which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds are likely to be required. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all.

In connection with the Sale, Loral has developed a plan for restructuring its corporate functions. Through mid-2013, Loral will reduce the number of employees at its headquarters. During 2012, Loral charged approximately $11.8 million to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily during 2012 and 2013. Loral paid restructuring costs of approximately $8.0 million during the year ended December 31, 2012. At December 31, 2012, the liability recorded in the consolidated balance sheet for the restructuring was $3.8 million which includes all expected future payments under the restructuring plan relating to the Sale.

In connection with the corporate office restructuring as a result of the Sale, on December 13, 2012, Loral’s Board of Directors approved termination of Loral’s supplemental retirement plan (the “SERP”). The Company expects to make lump sum payments to the participants in the SERP between December 16, 2013 and December 31, 2013 in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. Our unfunded benefit obligations include approximately $18.1 million for future SERP payments based on benefits earned as of December 31, 2012.

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

2012 Compared with 2011 and 2011 Compared with 2010

The following compares our consolidated results for 2012, 2011 and 2010 as presented in our financial statements:

Selling, General and Administrative Expenses

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Selling, general and administrative expenses	29	18	19

Selling, general and administrative expenses increased by $11 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to severance expense of $12 million in 2012 in connection with the corporate restructuring as a result of the Sale.

Selling, general and administrative expenses decreased by $1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to reduced fringe expenses related to stock based compensation.

Gain on Disposition of Net Assets

Gain on disposition of net assets for the year ended December 31, 2011 represents the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat, net of the elimination of Loral’s ownership interest in Telesat (see Note 19 to the financial statements).

Directors’ Indemnification Expense

Directors’ indemnification expense for the year ended December 31, 2010 represents our indemnification of legal expenses incurred by MHR-affiliated directors in defense of claims asserted against them in their capacity as directors of Loral, net of directors and officers insurance recoveries

Interest and Investment Income

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Interest and investment income	$2	$3	$1

Interest and investment income for 2012 consists primarily of interest income on long-term receivables due from Telesat for consulting fees. Interest and investment income for 2011 includes interest income of $1.7 million on directors and officers liability insurance claims and $1.3 million on long-term receivables due from Telesat for consulting fees. Interest and investment income for 2010 consists primarily of interest income on long-term receivables due from Telesat for consulting fees.

Gain on Litigation, Net

For each of the years ended December 31, 2011 and 2010, we recorded income of $5.0 million which represents the recovery under our directors and officers insurance coverage of plaintiffs’s legal fees related to shareholders litigation based on a court decision in February 2011.

Other Expense

Other expense for the year ended December 31, 2012 includes expenses of $1.0 million related to strategic initiatives and $0.6 million related to the special distribution to shareholders, partially offset by a $1.3 million gain related to a foreign exchange forward contract to hedge the foreign exchange risk associated with the payment of the second tranche of the special cash distribution from Telesat that was received in July 2012.

Other expense for the year ended December 31, 2011 includes expenses related to the evaluation of strategic alternatives for SS/L and preparation for a potential spin-off of SS/L.

Other expense for the year ended December 31, 2010 includes expenses related to the evaluation of strategic alternatives for SS/L and preparation and filing of registration statements and amendments related to a potential initial public offering of SS/L, partially offset by the reversal of a liability related to the sale of certain assets in a prior year.

Income Tax Provision

For 2012, we recorded a current tax benefit of $115.3 million (which included a benefit of $110.3 million to reduce our liability for uncertain tax positions (“UTPs”)) and a deferred tax provision of $22.0 million (which included a provision of $25.0 million for UTPs), resulting in a total tax benefit of $93.3 million on a pre-tax loss from continuing operations of $27.2 million. For 2011, we recorded a current tax provision of $0.9 million (which included a provision of $2.1 million to increase our liability for UTPs) and a deferred tax provision of $40.5 million (which included a benefit of $1.2 million for UTPs), resulting in a total provision of $41.4 million on a pre-tax loss from continuing operations of $12.3 million. For 2010, we recorded a current tax provision of $3.1 million (which included a provision of $3.7 million to increase our liability for UTPs) and a deferred tax benefit of $328.2 million (which included a benefit of $18.1 million for UTPs), resulting in a total tax benefit of $325.1 million on a pre-tax loss from continuing operations of $23.2 million.

During 2012, the statute of limitations for assessment of additional tax expired with regard to certain UTPs related to Old Loral and several of our federal and state tax returns filed for 2007 and 2008, which resulted in a net tax benefit of $86.7 million to continuing operations (a current tax benefit of $112.9 million, including the reversal of applicable interest and penalties previously accrued, offset by a deferred tax provision of $26.2 million). Also during 2012, in order to minimize our cash tax liability from the Sale, we enhanced our extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code and recorded an additional tax benefit of $11.2 million. Without the Sale, we would not have remeasured the extraterritorial income exclusion because it would have provided only a minimal cash tax benefit.

For 2012 and 2011, the deferred tax provision included the impact of our equity in net income of Telesat after having reversed our valuation allowance in the fourth quarter of 2010.

Until the fourth quarter of 2010, we had maintained a 100% valuation allowance against our net deferred tax assets except with regard to the deferred tax assets related to AMT credit carryforwards. During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future, and therefore, a full valuation allowance was no longer required. Accordingly, during the fourth quarter of 2010, we reversed $335.3 million of our valuation allowance as a deferred income tax benefit to continuing operations.

As of December 31, 2012 and 2011, we maintained a valuation allowance of $7.1 million and $10.9 million, respectively, against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods and will continue to maintain such valuation allowance until sufficient positive evidence exists to support its full or partial reversal.

Subsequent to the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of our remaining net deferred tax assets.

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net Income of Affiliates

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Telesat	$40.8	$114.5	$92.8
XTAR	(6.5)	(6.7)	(7.0)
Other	–	(1.5)	(0.2)
	$34.3	$106.3	$85.6

The following is a reconciliation of the changes in our investment in Telesat for the year ended December 31, 2012 (in millions):

Year Ended December 31,
2012
Ending balance, December 31, 2011	$377.2

Equity in net income of Telesat	40.5
Proportionate share of Telesat OCI	2.1
Eliminations of affiliate transactions and related amortization	(7.0)
Cash distributions received from Telesat	(420.2)
Excess of cash distributions over cumulative equity in net income	7.4
Ending balance, December 31, 2012	$–

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in special cash distributions to Loral of CAD 375 million ($376 million) in the first quarter of 2012 and CAD 45 million ($44 million) in July 2012 (see Note 8 to the financial statements).

As of December 31, 2012, we hold a 62.8% economic interest in Telesat. Our economic interest decreased from 64% to 62.8% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares. Also in December 2012, Telesat’s board of directors approved the repurchase for cash consideration of 20% of all vested stock options. A total of 1,660,619 options were repurchased. Telesat paid CAD 35.3 million in cash consideration for the stock option repurchase and net withholding taxes relating to the exercise of the share appreciation rights.

As of December 31, 2012, the special cash distributions received from Telesat exceeded our recorded cumulative equity in net income of Telesat, including the effect of the stock transactions in December 2012, and our initial investment by approximately $7 million. In following the equity method of accounting, our investment balance in Telesat has been reduced to zero, and we will not record equity in net income of Telesat until our share of Telesat’s future net income exceeds $7 million.

Equity in net income of affiliates for the year ended December 31, 2011, included a charge of $1.5 million to reduce the carrying value of our investment in an affiliate to zero based on our determination that the investment had been impaired and the impairment was other than temporary.

Loral’s equity in net income of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income of Telesat also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we constructed for Telesat while we owned SS/L.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 follows (in millions):

	Year Ended December 31			Year Ended December 31
	2012	2011	2010	2012	2011	2010
	(In Canadian dollars)			(In U.S. dollars)
Statement of Operations Data:
Revenues	845.8	808.4	821.4	846.1	817.3	797.3
Operating expenses	(242.6)	(186.0)	(196.5)	(242.7)	(188.1)	(190.7)
Depreciation, amortization and stock-based compensation	(249.0)	(245.3)	(256.8)	(249.1)	(248.0)	(249.3)
Gain on insurance proceeds	–	135.0	—	–	136.5	—
Impairment of intangible assets	–	(1.1)	—	–	(1.1)	—
(Loss) gain on disposition of long-lived assets	(0.8)	(1.5)	3.9	(0.8)	(1.5)	3.7
Operating income	353.4	509.5	371.9	353.5	515.1	361.0
Interest expense	(236.3)	(218.2)	(241.6)	(236.4)	(220.6)	(234.5)

Expense of refinancing	(80.1)	–	—	(80.1)	–	—
Foreign exchange gains (losses)	81.1	(80.1)	164.0	81.1	(81.0)	159.2
(Losses) gains on financial instruments	(25.8)	50.1	(79.2)	(25.8)	50.7	(76.9)
Other income	1.4	2.0	0.6	1.4	2.0	0.6
Income tax provision	(28.1)	(64.6)	(42.4)	(28.1)	(65.3)	(41.2)
Net income	65.6	198.7	173.3	65.6	200.9	168.2
Average exchange rate for translating Canadian dollars to U.S. dollars				0.9996	.9891	1.0302

	As of December 31,		As of December 31,
	2012	2011	2012	2011
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	287.3	359.3	289.6	351.8
Total assets	5,300.1	5,461.1	5,342.3	5,347.2
Current liabilities	235.8	295.6	237.7	289.4
Long-term debt, including current portion	3,492.1	2,877.9	3,519.9	2,817.9
Total liabilities	4,733.3	4,131.8	4,771.0	4,045.6
Redeemable preferred stock	–	141.4	–	138.5
Shareholders’ equity	566.8	1,187.9	571.3	1,163.1
Period end exchange rate for translating Canadian dollars to U.S. dollars			0.9921	1.0213

Telesat’s operating expense for the year ended December 31, 2012 includes a $49 million expense related to special payments to executives and certain employees of Telesat in connection with the cash distribution made to Telesat’s shareholders.

Telesat revenue increased by $29 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 due primarily to growth in international enterprise services activities, inauguration of commercial services on ViaSat-1 in December 2011 and revenue earned on Telesat’s Nimiq 6 satellite which commenced service in June 2012, partially offset by a scheduled rate reduction on a long term contract for one of Telesat’s North American DTH satellites which occurred during 2011, termination payment of a consulting contract and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues. Telesat revenue excluding foreign exchange impact would have increased by approximately $34 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011.

Telesat revenue increased by $20 million for the year ended December 31, 2011 as compared to 2010 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues. In addition, revenue growth in Telesat’s international enterprise activities and in its Infosat subsidiary was partially offset by a scheduled rate reduction on a long-term contract. Telesat revenues excluding foreign exchange impact would have increased by approximately $3 million for the year ended December 31, 2011 as compared with 2010.

Telesat’s operating income decreased by $162 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the gain on insurance proceeds in 2011 (see below) and the expense related to the special payments to executives and certain employees of Telesat in connection with the cash distribution to shareholders in 2012, partially offset by the revenue increase described above. The change in operating income for the year ended December 31, 2012 as compared with the year ended December 31, 2011 was not significantly impacted by the change in foreign exchange rates.

Telesat’s operating income increased by $154 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to the gain on insurance proceeds (see below), the revenue increase described above and cost reductions related to operating discipline, lower revenue related expenses and lower in-orbit insurance premiums, partially offset by the impact of U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses and increased cost of equipment sales. Telesat’s operating income excluding foreign exchange impact would have increased by $141 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010.

Expense of refinancing for the year ended December 31, 2012 represents deferred financing costs on the previous credit facilities and deferred financing costs and redemption premiums on the previous senior notes which were charged to expense as a result of the refinancings.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2012, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2012, Telesat’s U.S. dollar denominated debt totaled CAD 2.8 billion. As of December 31, 2012, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately CAD 147 million. This analysis assumes all other variables, in particular interest rates, remain constant.

The equity losses in XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of December 31, 2012, using the most recent forecast, and concluded that our investment in XTAR was not impaired. Any further declines in XTAR’s projected revenues may result in a future impairment charge.

Income from Discontinued Operations, net of taxes

In connection with the Sale we have reclassified SS/L’s operations as discontinued operations in our condensed consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

The following is a summary of SS/L’s operating results which are included in income from discontinued operations (in millions):

	Year Ended December 31,
	2012 (1)	2011	2010
Revenues	$940	$1,107	$1,159
Operating income	3	107	107
Income before income taxes	22	122	116
Income tax provision	(10)	(47)	(16)
Net income	12	75	100
Gain on Sale, net of tax	309	-	-
Income from discontinued operations, net of tax	321	75	100

(1)	References to the year ended December 31, 2012 in the table above and the paragraph below for SS/L are for the period January 1, 2012 to November 2, 2012, the date of the Sale.

Backlog

Telesat’s backlog as of December 31, 2012 and 2011 was $5.2 billion and $5.3 billion, respectively. It is expected that approximately 13% of satellite services backlog will be recognized as revenue by Telesat during 2013. As of December 31, 2012, Telesat had received approximately $414 million of customer prepayments.

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

Revenue Recognition

Satellite Manufacturing revenue prior to the Sale is included in income from discontinued operations in our consolidated statements of operations. Substantially all of our Satellite Manufacturing revenue was associated with long-term fixed-price contracts. Revenue and profit from satellite sales under these long-term contracts were recognized using the cost-to-cost percentage of completion method, which requires significant estimates. We used this method because reasonably dependable estimates could be made based on historical experience and various other assumptions that were believed to be reasonable under the circumstances. These estimates included forecasts of costs and schedules, estimating contract revenue related to contract performance (including estimated amounts for penalties and performance incentives that will be received as the satellite performs on orbit) and the potential for component obsolescence in connection with long-term procurements. Estimated amounts for performance incentives and penalties were included in contract value when and to the extent that it was probable such amounts would be paid or received. Performance incentives and penalties related primarily to on-orbit performance of the satellite and early or late delivery of the satellite, although a limited number of contracts included performance incentives and penalties related to mass, payload performance and other items.

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

Performance incentives, whether warranty payback or orbital receivables, were included in revenues during the construction period of the satellite. The amount of performance incentives recorded as revenues was net of (i) a factor based on past experience to reflect the risk that a portion of the performance incentives would be lost due to non-performance and (ii) in the case of orbital receivables, a discount for the time value of money because the amounts would be collected over the operating life of the satellite.

Estimates for performance incentives and penalties were assessed continually during the term of the contract and revisions were reflected when the conditions became known. Changes in estimates were typically the result of schedule changes that affected performance incentives and penalties, changes in contract scope, changes in new business forecasts that could affect the level of overhead allocated to a given contract and changes in estimates on contracts as a result of the complex nature of the satellites manufactured. Changes in estimates were included in sales and cost of sales using the cumulative catch-up method, which recognizes the cumulative effect of changes in estimates on current and prior periods in the current period based on a contract’s completion percentage. Provisions for losses on contracts were recorded when estimates determined that a loss would be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped were paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period resulted in additional revenue and profit, and unfavorable changes in estimates resulted in a reduction of revenue and profit or the recording of a loss. For the years ended December 31, 2012, 2011 and 2010, cumulative catch up adjustments related to prior year activity as a result of changes in contract estimates (decreased) increased income from discontinued operations before income taxes by $(9) million, $48 million and $59 million, respectively, and diluted earnings per share for discontinued operations by $(0.17), $0.90 and $1.15, respectively.

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

These provisions are applicable to all of our assets and liabilities that are measured and recorded at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents: Money market funds	$86,820	$—	$—
Note receivable – Land Note	$—	$—	$101,000

Liabilities
Indemnifications: Sale of SS/L	$—	$—	$16,528

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of December 31, 2012.

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

Pension and Other Employee Benefits

We maintain a qualified pension plan and, until it was terminated in December 2012, we maintained a supplemental retirement plan. These plans are defined benefit pension plans. In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. Pension and other employee postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in these pension and other employee postretirement benefit costs may occur in the future due to changes in these assumptions, as well as our actual experience.

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. The discount rate determined on this basis for the qualified pension plan and other employee postretirement benefit costs was 4.00% as of December 31, 2012, a decrease of 75 basis points from December 31, 2011.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Both investment types may include alternative investments which are permitted to be up to 40% of total plan assets. Pension plan assets are primarily managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment managers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. The expected long-term rate of return on plan assets determined on this basis was 8.0% for 2012, 2011 and 2010. For 2013, we will use an expected long-term rate of return of 7.25%.

These pension and other employee postretirement benefit costs included in income from continuing operations are expected to increase to approximately $8.6 million in 2013 from $1.2 million in 2012, primarily due to the effect of the termination of the supplemental retirement plan. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased these pension and other employee postretirement benefit costs by approximately $0.2 million and $0.1 million, respectively, in 2012.

The benefit obligations for pensions and other employee postretirement benefits exceeded the fair value of plan assets by $43.3 million at December 31, 2012. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

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

The phantom stock appreciation rights have fixed exercise dates. As such, the phantom stock appreciation rights are automatically exercised and the value (if any) is paid out on each vesting date. The phantom stock appreciation rights may be settled in Loral stock or cash at our option. The number of shares of Loral stock to be issued on the vesting date is determined by dividing the value of the phantom stock appreciation rights by the price per share of Loral stock on the vesting date. Accordingly, the phantom stock appreciation rights are accounted for as liability awards and the value of the awards is adjusted quarterly for changes in the value of the award resulting from increases or decreases in actual or forecasted Adjusted EBITDA for the relevant year. Compensation expense is recognized ratably over the requisite vesting period. For the liability retained by Loral, the SS/L notional stock price was frozen as of December 31, 2011 in connection with the Sale.

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

Liquidity and Capital Resources

Loral

As described above, after the Sale, Loral’s principal asset is a 62.8% economic interest in Telesat. In addition, we have a 56% economic interest in XTAR and the Land Note of $101 million. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting.

Loral has no debt. Telesat has third party debt with financial institutions. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR makes payments of $5 million per year to pay down the outstanding restructured lease balance. The Company has not provided a guarantee for the debt of Telesat or XTAR.

Cash is maintained at Loral, Telesat and XTAR to support the operating needs of each respective entity. The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants relating to its debt and its shareholder agreement. The ability of XTAR to pay dividends and management fees in cash to Loral is governed by its operating agreement.

Cash and Available Credit

At December 31, 2012, Loral had $87 million of cash and cash equivalents, a note receivable from MDA for $101 million and no debt. The Company’s cash and cash equivalents decreased by $110 million from December 31, 2011. The cash decrease during 2012 consisted of $100 million used in operating activities, $1.25 billion provided by investing activities and $1.26 billion used in financing activities. A more detailed discussion of these cash changes by activity is set forth in the sections, “Net Cash (Used In) Provided By Operating Activities,” “Net Cash Provided By (Used In) Investing Activities,” and “Net Cash (Used In) Provided By Financing Activities.”

The Company does not have a credit facility. The SS/L credit facility was terminated prior to the sale of SS/L to MDA on November 2, 2012. All outstanding obligations were settled prior to termination of the facility.

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

Liquidity

SS/L had $96 million of cash and cash equivalents on its books at December 31, 2011. SS/L’s cash activity was reflected as a discontinued operation for 2012 pending its sale to MDA on November 2, 2012. Excluding SS/L, the Company’s cash and cash equivalents decreased from $101 million at December 31, 2011 to $87 million at December 31, 2012.

At Loral, we expect that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. During 2013, our major cash outlays will be the tax payment of approximately $35 million associated with the gain on the sale of SS/L and payments under our supplemental retirement plan of $18 million including the final lump sum distribution resulting from termination of the plan. Other cash outlays will include additional severance payments associated with further reductions of the Corporate staff, long-term incentive-compensation funding, the funding of employee benefit programs, funding Viasat litigation costs and funding general Corporate expenses. We expect the Sale will enable us to reduce the annual run rate of corporate expenses, after a transition period, to approximately $6 million, excluding costs related to the SS/L transaction and net of consulting fees from Telesat of $5 million per year. We are also considering an additional contribution to our qualified pension plan to reduce the unfunded obligation. Offsetting these expenditures will be the receipt of cash associated with the MDA Land Note of $34 million. In addition to our cash on hand, we believe that, given the substantial value of our assets, which include our 62.8% economic interest in Telesat and our 56% equity interest in XTAR, we have the ability, if necessary, to access the financial markets for debt or equity at the Parent Company. Given the continuously changing financial environment, however, there can be no assurance that Loral would be able to obtain such financing on acceptable terms.

Risks to Cash Flow

In the fourth quarter of 2012, we sold our subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA for (1) pre-closing taxes; (2) Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement) relating to the ViaSat lawsuit, subject to certain sharing formulas and caps; and (3) certain breaches of representations, warranties and covenants, subject to certain limitations on survival of claims, deductibles and caps. To date, other than with respect to sharing of Covered Litigation Costs (see below), MDA has submitted one claim for indemnification, which relates to pre-closing taxes. We intend to vigorously contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations. We have reduced the gain on Sale by approximately $20 million representing the estimated fair value of all potential indemnification liabilities as of the closing date of the Sale.

ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) (collectively, “ViaSat”) have sued SS/L and Loral in the United States District Court for the Southern District of California. ViaSat’s amended complaint alleges, among other things, that SS/L and Loral directly and indirectly infringed, that SS/L and Loral induced infringement, and that SS/L contributed to the infringement of, certain ViaSat patents in connection with the manufacture of satellites by SS/L for customers other than ViaSat. The amended complaint also alleges that each of SS/L and Loral breached non-disclosure obligations in certain contracts with ViaSat. ViaSat’s amended complaint seeks, among other things, damages (including treble damages with respect to the patent infringement claims) in amounts to be determined at trial and to enjoin SS/L and Loral from further infringement of the ViaSat patents and breach of contract.

SS/L and Loral have answered ViaSat’s complaint and asserted defenses to ViaSat’s claims and counterclaims seeking a declaratory judgment that neither SS/L nor Loral has infringed and that they are not infringing the ViaSat patents, that ViaSat’s patents are invalid and that at least certain of ViaSat’s patents are unenforceable due to inequitable conduct. SS/L has also asserted counterclaims against ViaSat for patent infringement, alleging, among other things, that ViaSat infringed certain SS/L patents in connection with its manufacture and sale of certain satellite communication products and services. SS/L’s counterclaims seek, among other things, damages (including treble damages with respect to at least one of the patent infringement claims) in amounts to be determined at trial and to enjoin ViaSat from further infringement of the SS/L patents. In January 2013, ViaSat’s motion for summary judgment seeking an order declaring that the claims in two of SS/L’s patents are invalid was denied by the court without prejudice.

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

Under the terms of the Purchase Agreement, Loral is obligated to indemnify SS/L for all Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and has retained control of the defense of the lawsuit by ViaSat against SS/L and Loral as well as SS/L’s counterclaims against ViaSat in the lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Costs and Covered Litigation Damages is subject to a dollar cap.

Telesat

Cash and Available Credit

As of December 31, 2012, Telesat had CAD 181 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its Revolving Facility (as defined below). Telesat believes the unrestricted cash and short-term investments as of December 31, 2012, cash flow from operating activities, including amounts from customer prepayments, and drawings on the available lines of credit under the credit facility will be adequate to meet its expected cash requirements for at least the next 12 months for activities in the normal course of business, including interest and required principal payments on debt.

As of December 31, 2012, Telesat’s commitments for capital expenditures and operating leases expected to be paid in 2013 were CAD 32 million and CAD 29 million, respectively. For 2013, Telesat also expects its payments of principal and interest on long-term debt (including the swaps) to be approximately CAD 280 million. Telesat expects to meet its cash needs for fiscal 2013 through a combination of cash and short-term investments, cash flow from operations, cash flow from customer prepayments or through borrowings on available lines of credit under the credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flows from operating activities, in addition to cash on hand and available credit facilities, will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next twelve months.

The construction of any satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs will be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under the revolving facilities. In addition, Telesat may sell certain satellite assets, and in accordance with the terms and conditions of the senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under those senior secured credit facilities. Subject to market conditions and subject to compliance with the terms and conditions of its credit facility and the financial leverage covenant tests therein, Telesat may also have the ability to obtain additional secured or unsecured financing to fund current or future satellite construction. Telesat’s ability to access these sources of funding, however, is not guaranteed and, therefore, Telesat may not be able to fully fund additional replacement and new satellite construction programs.

Debt

Telesat’s debt is as follows:

	Maturity	Currency	December 31, 2012	December 31, 2011
			(In CAD millions)
Senior Credit Facilities:
Revolving credit facility	March 28, 2017	CAD or USD equivalent	―	―
The Canadian term loan facility	March 28, 2012	CAD	―	80
Term Loan A	March 28, 2017	CAD	500	―
The U.S. term loan facility	March 28, 2012	USD	―	1,721

Term Loan B – U.S. Facility	March 28, 2019	USD	1,703	―

The U.S. term loan II facility	October 31, 2014	USD	―	148
Term Loan B – Canadian facility	March 28, 2019	CAD	174	―
6.0% Senior notes	May 15, 2017	USD	893	―
11.0% Senior notes	November 1, 2015	USD	―	707

12.5% Senior subordinated notes	November 1, 2017	USD	215	222
		CAD	3,485	2,878
Less: deferred financing costs, interest rate floors and prepayment options			(78)	(43)
			3,407	2,835
Current portion		CAD	(32)	(87)
Long term portion		CAD	3,375	2,748

On March 28, 2012, Telesat entered into a new credit agreement arranged with a syndicate of banks which provides for the extension of credit under the senior secured credit facilities. All obligations under the credit agreement are guaranteed by Telesat and certain of its existing subsidiaries (the “Guarantors”). Simultaneously with entering into the credit agreement, Telesat terminated and paid all outstanding amounts under its previously existing credit facilities, which were evidenced by a credit agreement dated as of October 31, 2007.

On April 30, 2012, Telesat announced a tender offer for all of its 11% senior notes due November 1, 2015. On May 14, 2012, Telesat issued $700 million of 6% senior notes which mature on May 15, 2017. A portion of the net proceeds of the offering were used to pay all holders of the 11% senior notes due November 1, 2015, who validly tendered such senior notes. All remaining funds from the 6% senior notes offering, together with cash on hand, were used to fund the redemption of the remaining 11% senior notes not already validly tendered and accepted for purchase pursuant to Telesat’s tender offer. On October 29, 2012, an additional $200 million of 6.0% senior notes were issued, which have the same terms and conditions other than issue price as those issued on May 14, 2012, and thus also mature on May 15, 2017. The net proceeds of the additional offering, together with cash on hand, were used to pay certain indebtedness owed to the principal shareholders. The 6% senior notes are subordinated to Telesat’s existing and future secured indebtedness, including obligations under the senior secured credit facilities, and are governed under the 6% senior notes indenture.

The Senior Secured Credit Facilities

The obligations under the credit agreement and the guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat and the Guarantors. The credit agreement contains covenants that restrict the ability of Telesat and certain of its subsidiaries to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sales-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The credit agreement requires Telesat to comply with a maximum senior secured leverage ratio. The credit agreement also contains customary affirmative covenants and events of default.

The senior secured credit facilities are comprised of the following facilities:

i — Revolving Credit Facility

The revolving credit facility (“Revolving Facility”) is a CAD/$ 140 million loan facility available in either Canadian or U.S. dollars, maturing on March 28, 2017. Loans under the Revolving Facility bear interest at a floating rate plus an applicable margin of 2.00% for prime rate and Alternative Base Rate (“ABR”) loans and 3% for Bankers Acceptance (“BA”) and Eurodollar loans. The Revolving Facility currently has an unused commitment fee of 50 basis points. As of December 31, 2012, other than approximately CAD 0.2 million in drawings related to letters of credit, there were no borrowings under this facility.

ii — Term Loan A Facility

The Term Loan A Facility (“TLA Facility”) is a CAD 500 million loan maturing on March 28, 2017. The outstanding borrowings under the TLA Facility currently bear interest at a floating rate of the BA borrowing rate plus an applicable margin of 3.00%. There were no required repayments on the TLA Facility for the year ended December 31, 2012, however, repayments of CAD 25 million are required for the year ending December 31, 2013.

iii — Term Loan B — Canadian Facility

The Term Loan B — Canadian Facility (“Canadian TLB Facility”) was initially a CAD 175 million loan maturing on March 28, 2019. As of December 31, 2012, CAD 174 million of the facility was outstanding, which represents the full amount available following mandatory repayments. The Canadian TLB Facility currently bears interest at a floating rate of the BA borrowing rate, but not less than 1.25%, plus an applicable margin of 3.75%. The mandatory principal repayments on the Canadian TLB Facility are ¼ of 1% of the original amount of the loan, which must be paid on the last day of each quarter and commenced with the fiscal quarter ended September 30, 2012.

iv — Term Loan B — U.S. Facility

The Term Loan B — U.S. Facility (“U.S. TLB Facility”) was originally a $1.725 billion loan maturing on March 28, 2019. As at December 31, 2012, $1.716 billion of the facility was outstanding, which represents the full amount available following mandatory repayments. The outstanding borrowings under the U.S. TLB Facility currently bear interest at a floating rate of LIBOR, but not less than 1.00%, plus an applicable margin of 3.25%. The mandatory principal repayments on the U.S. TLB Facility are ¼ of 1% of the original amount of the loan, which must be paid on the last day of each quarter and commenced with the fiscal quarter ended September 30, 2012.

Each of the senior secured credit facilities is subject to mandatory principal repayment requirements. The maturity date for each of the senior secured credit facilities described above will be accelerated if Telesat’s existing 6% senior notes due in 2017 and 12.5% senior subordinated notes due in 2017 or certain refinancing thereof are not repurchased, redeemed, refinanced or deferred before the date that is 91 days prior to the maturity date of such notes.

In order to hedge its currency risk, Telesat kept its cross-currency basis swaps to synthetically convert $1.0 billion of future U.S. dollar denominated payment obligations to CAD 1.2 billion. The cross-currency basis swaps are being amortized on a quarterly basis at ¼ of 1% of the original amount. As of December 31, 2012, the balance of the swaps was CAD 1.2 billion and bears interest at a floating rate of Bankers Acceptance plus an applicable margin of approximately 387 basis points.

6.0% Senior Notes due May 15, 2017

The senior notes, in the amount of $900 million, bear interest at an annual rate of 6.0% and are due May 15, 2017. The senior notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel Telesat’s satellite insurance, (vi) effect mergers with another entity and (vii) redeem the senior notes prior to May 15, 2014, in each case subject to exceptions provided in the senior notes indenture.

12.5% Senior Subordinated Notes due November 1, 2017

The senior subordinated notes in the amount of $217 million bear interest at a rate of 12.5% and are due November 1, 2017. The senior subordinated notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel Telesat’s satellite insurance, (vi) effect mergers with another entity and (vii) redeem the senior subordinated notes prior to May 1, 2013, in each case subject to exceptions provided in the senior subordinated notes indenture.

As of December 31, 2012, Telesat was in compliance with the financial covenants of its credit facility and the indentures governing its 6.0% senior notes due in 2017 and 12.5% senior subordinated notes due in 2017.

Debt Service Cost

An estimate of the interest expense is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the senior secured credit facilities, the senior notes and the senior subordinated notes. Telesat’s estimated interest expense for the year ending December 31, 2013 is approximately CAD 231 million.

Derivatives

Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and changes in foreign exchange rates.

In order to hedge its currency risk, Telesat has cross-currency basis swaps to synthetically convert $1.0 billion of the U.S. term loan facility debt into CAD 1.2 billion of debt. Any non-cash loss will remain unrealized until this contract is settled. The contract matures on October 31, 2014.

At December 31, 2012, Telesat had a series of five interest rate swaps to fix interest on CAD 1.5 billion of Canadian dollar denominated debt at a weighted average fixed rate of 2.63% (excluding applicable margins) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margins) on CAD 300 million of U.S. dollar denominated debt. These contracts mature between October 31, 2014 and September 30, 2016.

Telesat also has embedded derivatives related to prepayment options included in the senior notes and senior subordinated notes as well as interest rate floors included in Telesat’s Canadian and U.S. TLB Facilities. The changes in fair value of these embedded derivatives are non-cash. The prepayment options on the senior notes and senior subordinated notes will expire on their respective maturity dates of May 15, 2017 and November 1, 2017. The interest rate floors on the Canadian and U.S. TLB Facilities will expire on their respective maturity dates.

Capital Expenditures

Telesat has entered into contracts for construction, launch and in-orbit insurance of the Anik G1 satellite. As of December 31, 2012, the outstanding commitments on these contracts were approximately CAD 32 million. These expenditures will be funded from some or all of the following: cash and cash equivalents, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under the Revolving Facility. For the year ended December 31, 2012, Telesat had capital expenditures of CAD 170 million as compared to CAD 386 million in the prior year.

XTAR

In November 2011, Loral and Hisdesat made capital contributions to XTAR in proportion to their respective equity interests in XTAR, which used the proceeds to repay the convertible loan to Hisdesat of $18.5 million which included the principal amount and accrued interest. Loral’s capital contribution was $10.4 million.

Contractual Obligations and Other Commercial Commitments

The following table aggregates our contractual obligations and other commercial commitments as of December 31, 2012 (in thousands).

Contractual Obligations:

	Payments Due by Period (2)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Lease payments(1)	$445	$445	$–	$–	$–

(1)	Represents future minimum payments under operating leases.

(2)	Does not include our liabilities for uncertain tax positions of $80.7 million. Because the timing of future cash outflows associated with our liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 11 to the financial statements). Does not include obligations for pensions and other postretirement benefits, for which we expect to make employer contributions of $21.1 million in 2013. We also expect to make employer contributions to our plans in future years.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operations was $100 million for the year ended December 31, 2012.

Net cash used in operating activities by continuing operations was $34 million for the year ended December 31, 2012, consisting primarily of the decrease in our liability for UTPs of $110 million, the decrease in income taxes payable of $22 million and the decrease in accrued expenses and other current liabilities of $5 million, partially offset by income from continuing operations adjusted for non-cash operating items of $79 million, the decrease in long-term receivables of $21 million and the increase in pension and other postretirement liabilities of $6 million. The decrease in long-term receivables was due primarily to the collection of notes receivable from Telesat for consulting services.

Net cash used in operating activities by discontinued operations was $67 million for the year ended December 31, 2012.

Net cash provided by operating activities was $58 million for the year ended December 31, 2011.

Net cash used in operating activities by continuing operations was $21 million for the year ended December 31, 2011, consisting primarily of income from continuing operations adjusted for non-cash operating items of $19 million, the decrease in taxes payable of $8 million and the increase in long-term receivables of $3 million, partially offset by the decrease in other current assets and other assets of $10 million.

Net cash provided by operating activities from discontinued operations was $79 million for the year ended December 31, 2011.

Net cash provided by operating activities was $42 million for the year ended December 31, 2010.

Net cash used in operating activities by continuing operations was $36 million for the year ended December 31, 2010, consisting primarily of income from continuing operations adjusted for non-cash operating items of $25 million, the increase in other current assets and other assets of $8 million and the increase in long-term receivables of $6 million.

Net cash provided by operating activities from discontinued operations was $78 million for the year ended December 31, 2010.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the year ended December 31, 2012 was $1.25 billion. Net cash provided by investing activities from continuing operations was $422 million resulting primarily from special cash distributions by Telesat of $420 million. Proceeds from the Sale provided cash from discontinued operations of $933 million, net of transaction costs of $35 million. Net cash used in other investing activities by discontinued operations was $108 million.

Net cash used in investing activities for the year ended December 31, 2011 was $4 million. Net cash provided by investing activities from continuing operations was $51 million consisting of proceeds of $61 million from the sale of our interest in the ViaSat-1 satellite and related net assets, partially offset by the additional investment of $10 million in XTAR, representing our 56% share of an $18 million capital call. Net cash used in investing activities by discontinued operations was $55 million.

Net cash used in investing activities for the year ended December 31, 2010 was $54 million. Net cash used in investing activities from continuing operations was $19 million which consisted of capital expenditures for the Canadian broadband business. Net cash used in investing activities by discontinued operations was $35 million.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2012 was $1.26 billion. Net cash used in financing activities by continuing operations was $1.30 billion primarily due to payment of a special cash distribution of $892 million and a special cash dividend of $418 million to common shareholders and funding by the Company of withholding taxes on employee cashless stock option exercises of $12 million, net of proceeds from and excess tax benefit associated with exercise of employee stock options. Net cash provided by financing activities from discontinued operations was $44 million.

Net cash used in financing activities for the year ended December 31, 2011 was $23 million, which included $15 million for withholding taxes on cashless exercise of employee stock options, net of proceeds from and excess tax benefit associated with exercise of employee stock options and $8 million for the repurchase of the Company’s voting common stock.

Net cash provided by financing activities for the year ended December 31, 2010 was $10 million. Net cash provided by financing activities from continuing operations was $12 million, consisting of the exercise of stock options, net of withholding taxes. Net cash used in financing activities by discontinued operations was $2 million.

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

Other

Operating cash flows for 2012 included contributions of approximately $35 million to the qualified pension plan and approximately $1 million for other employee post-retirement benefit plans. In addition, we made benefit payments relating to the supplemental retirement plan of $1 million. Operating cash flows for 2011 included contributions of approximately $34 million to the qualified pension plan and approximately $2 million for other employee post-retirement benefit plans and benefit payments relating to the supplemental retirement plan of approximately $1 million. Operating cash flows for 2010 included contributions of approximately $25 million to the qualified pension plan and approximately $3 million for other employee post-retirement benefit plans and benefit payments relating to the supplemental retirement plan of approximately $1 million. During 2013, based on current estimates, we expect to contribute approximately $3 million to the qualified pension plan and expect to make regular benefit payments for our supplemental retirement plan of $1 million, in addition to the lump sum payments of $17 million related to the termination of the supplemental retirement plan. We are also considering an additional contribution to the qualified pension plan to reduce the unfunded obligation. We expect our funding for other employee postretirement benefit plans to be insignificant.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Note 8 to the financial statements for further information on affiliate matters).

Our consolidated statements of operations reflect the effects of the following amounts in income from discontinued operations related to transactions with or investments in affiliates (in millions):

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Revenues	$57.6	$140.0	$137.2
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(16.9)	(18.5)	(14.7)
Profits relating to affiliate transactions not eliminated	9.5	10.4	8.3

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item 1A — Risk Factors and also in Note 17 to the financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Loral

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

Interest

During 2012, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of December 31, 2012.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Approximately 47% of Telesat’s revenues for the year ended December 31, 2012, a large portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar-denominated debt financing. As of December 31, 2012, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately CAD 147 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Interest Rate Risk

Telesat is exposed to interest rate risk on its cash and cash equivalents and its long-term debt, which is primarily variable-rate financing. Changes in the interest rates could impact the amount of interest that Telesat is required to pay.

Derivative Financial Instruments

Telesat uses derivative instruments to manage its exposure to foreign currency and interest rate risk. Telesat’s policy is that it does not use derivative instruments for speculative purposes. Telesat uses, as required, the following instruments:

•	forward currency contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments;
•	cross-currency basis swaps to hedge the foreign currency risk on a portion of its U.S. dollar denominated debt; and
•	interest rate swaps to hedge the interest rate risk related to debt financing which is primarily variable rate financing.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our president and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our president and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our president and our chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls may also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 1, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of February 15, 2013.

Name	Age	Position

Avi Katz	54	President, General Counsel and Secretary since December 2012. Senior Vice President, General Counsel and Secretary from January 2008 to December 2012. Vice President, General Counsel and Secretary from November 2005 to January 2008.

Harvey B. Rein	59	Senior Vice President and Chief Financial Officer since January 2008. Vice President and Controller from November 2005 to January 2008.

John Capogrossi	59	Vice President and Controller since January 2008. Executive Director, Financial Planning and Analysis, from October 2006 to January 2008. Assistant Controller from November 2005 to October 2006.

John P. Stack	54	Treasurer since December 2012. Assistant Treasurer from November 2005 to December 2012.

Messrs. Katz and Rein were executive officers of Old Loral and certain of its subsidiaries which filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in July 2003.

The remaining information required under Item 10 will be presented in the Company’s 2013 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required under Item 11 will be presented in the Company’s 2013 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12 will be presented in the Company’s 2013 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under Item 13 will be presented in the Company’s 2013 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2013 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(9)

3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(5)

3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(12)

10.1	Purchase Agreement, dated as of June 26, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(21)

10.2	Amendment No. 1 to the Purchase Agreement, dated as of October 30, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(22)

10.3	Promissory Note, dated as of November 2, 2012, by and between MacDonald, Dettwiler and Associates Ltd., as maker, and Loral Space & Communications Inc., as payee(22)

10.4	Shareholders Agreement, dated as of October 31, 2007, between Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Space & Communications Holdings Corporation, Loral Holdings Corporation, Loral Skynet Corporation, John P. Cashman, Colin D. Watson, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat and MHR Fund Management LLC(2)

10.5	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat(2)

10.6	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(2)

10.7	Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(2)

10.8	Amended and Restated Registration Rights Agreement dated December 23, 2008 by and among Loral Space & Communications Inc. and the Persons Listed on the Signature Pages Thereof(5)

10.9	Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.(10)

10.10	Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(3)

10.11	Beam Sharing Agreement, dated as of January 11, 2008, by and between Loral Space & Communications Inc. and ViaSat Inc.(4)

Exhibit Number	Description

10.12	Satellite Capacity and Gateway Service Agreement dated as of December 31, 2009 between Loral Space & Communications Inc. and Barrett Xplore Inc.(11)

10.13	Gateway Facilities Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat Canada, Loral Space & Communications Inc. and Loral Canadian Gateway Corporation(14)

10.14	Space Segment Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(14)

10.15	Barrett Assignment Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(14)

10.16	Employment Agreement between Loral Space & Communications Inc. and Michael B. Targoff dated as of March 28, 2006 and amended and restated as of December 17, 2008(7) ‡

10.17	First Amendment of Employment Agreement dated as of July 19, 2011 between Loral Space & Communication Inc. and Michael B. Targoff(17) ‡

10.18	Second Amendment of Employment Agreement dated as of January 17, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(19) ‡

10.19	General Release dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(23) ‡

10.20	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(23) ‡

10.21	General Release and Separation Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(23) ‡

10.22	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(23) ‡

10.23	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(1) ‡

10.24	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(5) ‡

10.25	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(8) ‡

10.26	Restricted Stock Unit Agreement dated March 5, 2009 between Loral Space & Communications Inc. and Michael B. Targoff(6) ‡

10.27	Restricted Stock Unit Agreement dated March 5, 2010 between Loral Space & Communications Inc. and Michael B. Targoff(13) ‡

10.28	Restricted Stock Unit Agreement dated March 5, 2011 between Loral Space & Communications Inc. and Michael B. Targoff(15) ‡

10.29	Form of Director 2009 Restricted Stock Unit Agreement(13) ‡

10.30	Form of Director 2010 Restricted Stock Unit Agreement(15) ‡

Exhibit Number	Description

10.31	Form of Director 2011 Restricted Stock Unit Agreement(20) ‡

10.32	Form of Director 2012 Restricted Stock Unit Agreement† ‡

10.33	Amended and Restated Space Systems/Loral, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008)(5) ‡

10.34	Loral Savings Supplemental Executive Retirement Plan (Amended and Restated as of December 17, 2008)(5) ‡

10.35	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011)(18) ‡

10.36	Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(16) ‡

10.37	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(16) ‡

10.38	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(16) ‡

14.1	Code of Conduct, Revised as of January 17, 2013†

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

23.2	Consent of Deloitte & Touche LLP†

31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

99.1	Articles of Incorporation of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(2)

99.2	By-Law No. 1 of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(2)

99.3	Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings, Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(24)

99.4	Indenture, dated May 14, 2012, with respect to Telesat Canada’s 6.0% Senior Notes due 2017, among Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto, and The Bank of New York Mellon, as Trustee(25)

Exhibit Number	Description

99.5	Indenture, dated as of June 30, 2008, among Telesat Holdings Inc., Telesat Canada, Telesat Interco Inc., Telesat LLC, and certain direct and indirect subsidiaries of Telesat Holdings Inc., and The Bank of New York, as Trustee in respect of the 12.5% Senior Subordinated Notes Due 2017(26)

99.6	First Supplemental Indenture, dated as of March 5, 2009, among Infosat Communications LP, Infosat Communications GP Inc., Telesat Canada, Telesat LLC, and certain direct and indirect subsidiaries of Telesat Holdings Inc., and the Bank of New York Mellon (formerly The Bank of New York), as Trustee in respect of the 12.5% Senior Subordinated Notes Due 2017(26)

101	Interactive Data Files†
(101.INS) XBRL Instance Document
(101.SCH) XBRL Taxonomy Extension Schema Document
(101.CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2008.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2009.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 16, 2009.
(8)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2009.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2009.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2010.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010.
(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 3, 2011.
(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2011.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 20, 2011.
(18)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 17, 2012.
(20)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2012.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 5, 2012.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 17, 2012.
(24)	Incorporated by reference from the Form 6-K filed by Telesat Canada on March 29, 2012.
(25)	Incorporated by reference from the Form 6-K filed by Telesat Canada on May 14, 2012.
(26)	Incorporated by reference from the Form F-4 filed by Telesat Canada on June 5, 2009.

†	Filed herewith.

‡	Management contract or compensatory plan, contract or arrangement with directors or named executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ AVI KATZ
Avi Katz

President, General Counsel & Secretary
Dated: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive	March 1, 2013
Mark H. Rachesky, M.D.	Chairman of the Board

/s/ MICHAEL B. TARGOFF	Director, Vice Chairman of the Board	March 1, 2013
Michael B. Targoff

/s/ HAL GOLDSTEIN	Director	March 1, 2013
Hal Goldstein

/s/ JOHN D. HARKEY, JR.	Director	March 1, 2013
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	March 1, 2013
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	March 1, 2013
John P. Stenbit

/s/ HARVEY B. REIN	Senior Vice President and CFO	March 1, 2013
Harvey B. Rein	(Principal Financial Officer)

/s/ JOHN CAPOGROSSI	Vice President and Controller	March 1, 2013
John Capogrossi	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 1, 2013

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$87,370	$197,114
Notes receivable	34,917	—
Contracts-in-process	—	159,261
Inventories	—	77,301
Deferred tax assets	4,165	67,070
Other current assets	2,655	15,038
Total current assets	129,107	515,784
Property, plant and equipment, net	42	203,722
Long-term receivables	67,333	362,688
Investments in affiliates	62,517	446,235
Intangible assets, net	—	8,179
Long-term deferred tax assets	117,381	263,363
Other assets	2,612	36,182
Total assets	$378,992	$1,836,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$90,323
Accrued employment costs	4,922	59,897
Customer advances and billings in excess of costs and profits	—	227,485
Income taxes payable	34,505	—
Other current liabilities	32,089	25,265
Total current liabilities	71,516	402,970
Pension and other postretirement liabilities	25,174	311,273
Long-term liabilities	95,841	174,325
Total liabilities	192,531	888,568
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,416,834 and 21,229,573 issued	214	212
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,027,266	1,014,724
Treasury stock (at cost), 154,494 and 136,494 shares of voting common stock	(9,592)	(8,400)
(Accumulated deficit) retained earnings	(794,128)	94,303
Accumulated other comprehensive loss	(37,394)	(154,475)
Total shareholders’ equity attributable to Loral	186,461	946,459
Noncontrolling interest	—	1,126
Total equity	186,461	947,585
Total liabilities and equity	$378,992	$1,836,153

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Selling, general and administrative expenses	$(28,774)	$(18,345)	$(19,472)
Gain on disposition of net assets	—	5,118	—
Directors' indemnification expense	—	—	(6,857)
Operating loss	(28,774)	(13,227)	(26,329)
Interest and investment income	1,928	3,143	1,251
Interest expense	(106)	(122)	(185)
Gain on litigation, net	—	4,535	5,000
Other expense	(261)	(6,675)	(2,918)
Loss from continuing operations before income taxes and equity in net income of affiliates	(27,213)	(12,346)	(23,181)
Income tax benefit (provision)	93,315	(41,375)	325,145
Income (loss) from continuing operations before equity in net income of affiliates	66,102	(53,721)	301,964
Equity in net income of affiliates	34,340	106,329	85,625
Income from continuing operations	100,442	52,608	387,589
Income from discontinued operations, net of tax provision	320,649	74,566	99,752
Net income	421,091	127,174	487,341
Net loss (income) attributable to noncontrolling interest	231	(497)	(495)
Net income attributable to Loral common shareholders	$421,322	$126,677	$486,846

Net income per share attributable to Loral common shareholders:
Basic
Income from continuing operations	$3.27	$1.72	$12.88
Income from discontinued operations, net of tax	10.45	2.41	3.30
Net income	$13.72	$4.13	$16.18

Diluted
Income from continuing operations	$3.22	$1.54	$12.42
Income from discontinued operations, net of tax	10.35	2.38	3.21
Net income	$13.57	$3.92	$15.63
Weighted average common shares outstanding:
Basic	30,703	30,680	30,085
Diluted	30,991	31,166	30,887

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net income	$421,091	$127,174	$487,341
Other comprehensive income, net of tax:
Unrealized gain (loss) on derivatives	1,306	5,447	(13,035)
Unrealized (loss) gain on investments	(580)	(535)	340
Post-retirement benefits	115,042	(50,648)	(17,251)
Proportionate share of Telesat other comprehensive income (loss)	1,313	(12,866)	(3,049)
Other comprehensive income, net of tax	117,081	(58,602)	(32,995)
Comprehensive income	538,172	68,572	454,346
Comprehensive loss (income) attributable to noncontrolling interest	231	(497)	(495)
Comprehensive income attributable to Loral common shareholders	$538,403	$68,075	$453,851

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common Stock							Retained	Accumulated	Shareholder’s
	Voting		Non-Voting			Treasury Stock		Earnings	Other	Equity
	Shares		Shares		Paid-In	Voting		(Accumulated	Comprehensive	Attributable to	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit)	Loss	Loral	Interest	Equity
Balance, January 1, 2010	20,391	$204	9,506	$95	$1,013,790			$(519,220)	$(62,878)	$431,991		$431,991
Net income								486,846			$495
Other comprehensive loss									(32,995)
Comprehensive income										453,851		454,346
Exercise of stock options	547	5			13,990					13,995		13,995
Shares surrendered to fund withholding taxes	(13)				(2,477)					(2,477)		(2,477)
Tax benefit associated with exercise of stock options					412					412		412
Stock based compensation					2,548					2,548		2,548
Contribution by noncontrolling interest											134	134
Balance, December 31, 2010	20,925	209	9,506	95	1,028,263			(32,374)	(95,873)	900,320	629	900,949
Net income								126,677			497
Other comprehensive loss									(58,602)
Comprehensive income										68,075		68,572
Exercise of stock options	305	3			1,055					1,058		1,058
Shares surrendered to fund withholding taxes					(16,972)					(16,972)		(16,972)
Tax benefit associated with exercise of stock options					1,198					1,198		1,198
Stock based compensation					1,180					1,180		1,180
Voting common stock repurchased						136	$(8,400)			(8,400)		(8,400)
Balance, December 31, 2011	21,230	212	9,506	95	1,014,724	136-	(8,400)	94,303	(154,475)	946,459	1,126	947,585
Net income (loss)								421,322			(231)
Other comprehensive income									117,081
Comprehensive income										538,403		538,172
Elimination of noncontrolling interest resulting from the Sale											(895)	(895)
Common dividends declared ($13.60 per share)								(417,606)		(417,606)		(417,606)
Special distribution declared ($29.00 per share)								(892,147)		(892,147)		(892,147)
Exercise of stock options	169	2			1,633					1,635		1,635
Shares surrendered to fund withholding taxes	18				(6,992)					(6,992)		(6,992)
Tax benefit associated with exercise of stock options					16,919					16,919		16,919
Stock based compensation					1,151					1,151		1,151
Cash settlement of restricted stock units					(169)					(169)		(169)
Voting common stock repurchased						18	(1,192)			(1,192)		(1,192)
Balance, December 31, 2012	21,417	$214	9,506	$95	$1,027,266	154	$(9,592)	$(794,128)	$(37,394)	$186,461	$—	$186,461

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$421,091	$127,174	$487,341
Income from discontinued operations, net of tax	(320,649)	(74,566)	(99,752)
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating items (Note 2)	(21,053)	(71,435)	(412,473)
Changes in operating assets and liabilities:
Long-term receivables	20,700	(3,145)	(5,964)
Other current assets and other assets	(1,992)	10,144	(7,839)
Accounts payable	—	41	(212)
Accrued expenses and other current liabilities	(5,447)	1,161	1,302
Customer advances	—	—	2,504
Income taxes payable	(22,043)	(8,282)	(1,653)
Pension and other postretirement liabilities	6,169	(1,099)	(395)
Long-term liabilities	(110,663)	(834)	983
Net cash used in operating activities – continuing operations	(33,887)	(20,841)	(36,158)
Net cash (used in) provided by operating activities – discontinued operations	(66,605)	78,835	78,107
Net cash (used in) provided by operating activities	(100,492)	57,994	41,949
Investing activities:
Distributions received from affiliate	420,199	—	—
Proceeds from sale of investments, net	1,694	—	—
Capital expenditures	(4)	(350)	(18,679)
Proceeds from sale of net assets	—	61,482	—
Decrease in restricted cash	—	625	—
Investments in and advances to affiliates	—	(10,379)	—
Net cash provided by (used in) investing activities – continuing operations	421,889	51,378	(18,679)
Net cash used in investing activities – discontinued operations	(107,778)	(55,415)	(35,378)
Cash proceeds from the Sale, net of transaction costs of $35,219	932,661	—	—
Net cash provided by (used in) investing activities	1,246,772	(4,037)	(54,057)
Financing activities:
Special cash distribution paid	(892,147)	—	—
Cash dividend paid	(417,606)	—	—
Voting common stock repurchased	(1,664)	(7,928)	—
Proceeds from the exercise of stock options	1,635	1,058	13,995
Cash settlement of restricted stock units	(169)	—	—
Funding of withholding taxes on employee cashless stock option exercises	(6,992)	(16,972)	(2,477)
Excess tax benefit associated with exercise of stock options	16,919	1,198	412
Net cash (used in) provided by financing activities – continuing operations	(1,300,024)	(22,644)	11,930
Net cash provided by (used in) financing activities – discontinued operations	44,000	—	(2,226)
Net cash (used in) provided by financing activities	(1,256,024)	(22,644)	9,704
(Decrease) increase in cash and cash equivalents	(109,744)	31,313	(2,404)
Cash and cash equivalents — beginning of period	197,114	165,801	168,205
Cash and cash equivalents — end of period	$87,370	$197,114	$165,801

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

Recent Developments

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, SS/L, to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012, by and among Loral, SS/L, MDA and MDA Holdings, in a series of transactions described below, Loral received total cash payments of $967.9 million plus, for the sale of certain real estate used in connection with SS/L’s business, a three-year promissory note in the principal amount of $101 million. Transaction costs related to the Sale were $35.2 million

Prior to the Sale, SS/L (i) was converted into a limited liability company, (ii) transferred the real estate owned by it to a newly formed limited liability company (“Land LLC”), (iii) distributed the equity interests in Land LLC to the Company, and (iv) issued to Loral promissory notes in an aggregate amount equal to $193.9 million (the “Closing Notes”). The Closing Notes were issued to satisfy SS/L’s obligations under the Purchase Agreement to repay intercompany balances due Loral and to pay Loral a cash dividend, which included per diem amounts provided for in the Purchase Agreement. Immediately following the Sale, SS/L repaid the Closing Notes for an aggregate cash amount equal to $193.9 million.

At closing of the Sale, Loral received (i) $774 million from MDA Holdings for the purchase of the equity interests in SS/L and (ii) a promissory note, dated November 2, 2012, issued by MDA for $101 million (the “Land Note”) for the sale of the equity interests in Land LLC.

The Land Note bears interest at the rate of 1% per annum and amortizes in three equal annual installments on each March 31, commencing March 31, 2013. The Land Note is backed by a letter of guarantee from Royal Bank of Canada.

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral paid MDA $6.5 million as a result of the resolution of a contingency (see Note 17).

The transaction is taxable, and, for tax purposes, treated as a sale of assets.

Under the terms of the Purchase Agreement, Loral is obligated to indemnify SS/L for all Covered Litigation Costs and any Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and has retained control of the defense of the lawsuit against SS/L and Loral by ViaSat, Inc. as well as SS/L’s counterclaims against ViaSat, Inc. in that lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Costs and Covered Litigation Damages is subject to a dollar cap. In addition, Loral is obligated to indemnify SS/L for pre-closing taxes.

On November 7, 2012, in connection with the receipt of the proceeds from the Sale, our Board of Directors declared a special distribution of $29.00 per share for an aggregate distribution of $892.1 million. The special distribution was paid on December 4, 2012 to holders of record of Loral voting and non-voting common stock as of November 19, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special distribution. Certain holders of restricted stock units (“RSUs”) who elected to receive the special distribution at the $29.00 per share value will receive additional payments totaling $5.3 million on their RSU settlement dates. This equitable adjustment had no effect on our consolidated financial statements for the year ended December 31, 2012.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loral holds a 62.8% economic interest and a 33⅓% voting interest in Telesat Holdco (see Note 8). We use the equity method of accounting for our ownership interest in Telesat Holdco.

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

Reclassification to Discontinued Operations

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all of our satellite manufacturing revenue included in discontinued operations for the years ended December 31, 2012, 2011 and 2010 was associated with long-term contracts which require significant estimates. These estimates included forecasts of costs and schedules, estimating contract revenue related to contract performance (including performance incentives) and the potential for component obsolescence in connection with long-term procurements. Changes in estimates were typically the result of schedule changes that affected performance incentives and penalties, changes in contract scope, changes in new business forecasts that affected the level of overhead allocated to a given contract and changes in estimates on contracts as a result of the complex nature of the satellites manufactured. Changes in estimates were determined using the cumulative catch-up method, which recognized the cumulative effect of changes in estimates on current and prior periods in the current period based on a contract’s completion percentage. Provisions for losses on contracts were recorded when estimates determined that a loss would be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped were paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period resulted in additional profit, and unfavorable changes in estimates resulted in a reduction of profit or the recording of a loss. For the years ended December 31, 2012, 2011 and 2010, cumulative catch up adjustments related to prior year activity as a result of changes in contract estimates (decreased) increased income from discontinued operations before income taxes by $(9) million, $48 million and $59 million, respectively, and diluted earnings per share from discontinued operations by $(0.17), $0.90 and $1.15, respectively.

Significant estimates also included the allowances for doubtful accounts and long-term receivables, estimated useful lives of our plant and equipment and finite lived intangible assets, the fair value of stock based compensation, the realization of deferred tax assets, uncertain tax positions, the fair value of and gains or losses on derivative instruments and our pension liabilities.

Cash and Cash Equivalents, Restricted Cash and Available for Sale Securities

As of December 31, 2012, the Company had $87.4 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase and no redemption limitations. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Investments in publicly traded common stock are classified as available for sale securities. Available for sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive loss.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents as of December 31, 2012. Our cash and cash equivalents are maintained with high-credit-quality financial institutions.

Billed Receivables and Long-Term Receivables

Financing receivables as of December 31, 2012 consisted of the Land Note and notes receivable from Telesat for consulting services. Financing receivables as of December 31, 2011 consisted of billed and unbilled receivables at SS/L which were included in contracts-in-process and unbilled orbital receivables and notes receivable from Telesat for consulting services which were included in long-term receivables.

We estimate the collectibility of our receivables by assessing the current credit worthiness of each customer and related aging of past due balances. A billed receivable is considered past due when it remains unpaid beyond its stated billing terms which can range from 30-60 days. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. An allowance for doubtful accounts is established on a case-by-case basis based on the information available to us and is re-evaluated periodically.

Inventories

Inventories as of December 31, 2011 were valued at the lower of cost or fair value and consisted principally of parts and subassemblies used in the manufacture of satellites which had not been specifically identified to contracts-in-process. Cost was determined using the first-in-first-out (FIFO) or average cost method.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$86,820	$—	$—	$191,482	$—	$—
Note receivable
Land Note	$—	$—	$101,000	$—	$—	$—
Available-for-sale securities
Communications industry	$—	$—	$—	$531	$—	$—
Non-qualified pension plan assets	$—	$—	$—	$844	$—	$—
Liabilities
Indemnifications
Sale of SS/L	$—	$—	$16,528	$—	$—	$—
Derivatives
Foreign exchange contracts	$—	$—	$—	$—	$4,622	$—

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Land Note approximates fair value because the stated interest rate is consistent with current market rates. The fair value of indemnifications related to the sale of SS/L was estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. Included in the above table as of December 31, 2011 are cash equivalents (money market funds) of $91.0 million and derivative liabilities (foreign exchange contracts) of $4.6 million related to discontinued operations. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of December 31, 2012.

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

Property, Plant and Equipment

Property, plant and equipment are generally stated at cost less accumulated depreciation and amortization. As of October 1, 2005, we adopted fresh-start accounting and our property, plant and equipment owned as of that date were recorded at their fair values. Depreciation is provided primarily on accelerated methods over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Below are the estimated useful lives of our property, plant and equipment as of December 31, 2012:

Years
Leasehold improvements	2 to 17
Equipment, furniture and fixtures	5 to 10

Costs incurred in connection with the construction and deployment of Loral’s portion of the ViaSat-1 satellite and related equipment were capitalized until these assets were sold in April 2011 (see Note 8). Such costs included direct contract costs, allocated indirect costs, launch costs, launch and in-orbit insurance costs and costs for gateway services equipment.

Intangible Assets

Intangible assets as of December 31, 2011 consisted primarily of internally developed software and technology and trade names all of which were recorded at fair value in connection with the adoption of fresh-start accounting. The fair values were calculated using several approaches that encompassed the use of excess earnings, relief from royalty and the build-up methods. The excess earnings, relief from royalty and build-up approaches are variations of the income approach. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. Identifiable intangible assets with finite useful lives were amortized on a straight-line basis over the estimated useful lives of the assets.

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

Revenue Recognition

Revenue from satellite sales under long-term fixed-price contracts was recognized using the cost-to-cost percentage-of-completion method and is included in income from discontinued operations in our consolidated statements of operations. Revenue includes the basic contract price and estimated amounts for penalties and performance incentives, including estimated orbital incentives discounted to their present value at launch date. Costs include the development effort required for the production of high-technology satellites, non-recurring engineering and design efforts in early periods of contract performance, as well as the cost of qualification testing requirements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue under cost-reimbursable type contracts was recognized as costs were incurred and is included in income from discontinued operations; incentive fees were estimated and recognized over the contract term.

Losses on contracts were recognized in income from discontinued operations when determined. Revisions in profit estimates were reflected in income from discontinued operations in the period in which the conditions that required the revision became known and were estimable. In accordance with industry practice, contracts-in-process as of December 31, 2011 included unbilled amounts relating to contracts and programs with long production cycles, a portion of which may not have been billable within one year.

Research and Development

Research and development costs, which were expensed as incurred, were $20.1 million, $34.2 million and $19.9 million, for 2012, 2011 and 2010, respectively, and were included in income from discontinued operations in our consolidated statements of operations.

Derivative Instruments

Derivative instruments are recorded at fair value. Changes in the fair value of derivatives that have been designated as cash flow hedging instruments are included in the “Unrealized gains on cash flow hedges” as a component of other comprehensive loss in the accompanying consolidated statements of equity to the extent of the effectiveness of such hedging instruments and reclassified to income in the same period or periods in which the hedge transaction impacts income. Any ineffective portion of the change in fair value of the designated hedging instruments is included in the consolidated statements of operations. Changes in fair value of derivatives that are not designated as hedging instruments are included in the consolidated statements of operations (see Note 16).

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

Deferred Compensation

Pursuant to the Plan of Reorganization, we entered into deferred compensation arrangements for certain key employees that generally vested over four years. The initial deferred compensation awards were calculated by multiplying $9.44 by the number of shares of common stock underlying the stock options granted to these key employees (see Note 13). We accreted the liability through charges to expense over the vesting period. The value of the deferred compensation increased or decreased depending on stock price performance within a defined range, until the occurrence of certain events, including the exercise of the related stock options. No deferred compensation was charged or credited to expense in 2012, 2011 and 2010 because the maximum award under the deferred compensation plan was reached in 2009 and maintained throughout 2010, 2011 and 2012. In connection with the Sale, liabilities related to deferred compensation arrangements with SS/L employees were retained by SS/L. All remaining deferred compensation arrangements expired in December 2012, resulting in cash payments in 2012 of $6.0 million, plus interest. As of December 31, 2011, other current liabilities in our consolidated balance sheet included deferred compensation liabilities of $6.4 million of which $2.7 million related to discontinued operations.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Non-cash operating items:
Equity in net income of affiliates	$(34,340)	$(106,329)	$(85,625)
Deferred taxes	22,003	40,468	(328,226)
Depreciation and amortization	62	115	178
Stock based compensation	1,072	1,060	1,427
Gain on disposition of net assets	—	(6,913)	—
Amortization of prior service credit and actuarial loss	(8,224)	250	68
Unrealized gain on nonqualified pension plan assets	(108)	(157)	(295)
Gain on disposition of available-for-sale securities	(202)	—	—
Loss (gain) on foreign currency transactions and contracts	(1,316)	71	—
Net non-cash operating items-continuing operations	$(21,053)	$(71,435)	$(412,473)
Non-cash operating items – discontinued operations	$(346,377)	$69,209	$32,966
Non-cash investing activities:
Note received from land sale	$101,000	—	$—
Capital expenditures incurred not yet paid-discontinued operations	$—	7,766	$2,782
Non-cash financing activities:
Contributions by noncontrolling interest	$—	$—	$134
Repurchase of voting common stock not yet paid	$—	$472	$—
Capitalized lease obligation-discontinued operations	$—	$2,243	$—
Supplemental information:
Interest paid-continuing operations	$106	$145	$183
Interest paid – discontinued operations	$1,841	$1,504	$1,808
Tax payments, net	$122	$5,937	$573

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance, effective for the Company on January 1, 2013, requires changes in presentation only and will not have a significant impact on our consolidated financial statements.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Discontinued Operations

As a result of the Sale, (see Note 1), we have reclassified SS/L’s operations as discontinued operations in our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

The following is a summary of SS/L’s assets and liabilities disposed of on November 2, 2012 (in thousands):

November 2,
2012
Assets
Current assets	$389,882
Property, plant and equipment, net	217,905
Long-term receivables	352,298
Other assets	72,499
Total assets	$1,032,584

Liabilities
Current liabilities	$453,301
Pension and other postretirement liabilities	244,121
Long-term liabilities	28,494
Total liabilities	$725,916

The following is a summary of SS/L’s financial information included in income from discontinued operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues	$940,347	$1,107,365	$1,158,985
Operating income	3,441	106,661	106,935
Income before income taxes	22,167	122,336	116,275
Income tax provision	(10,157)	(47,770)	(16,523)
Net income	12,010	74,566	99,752
Gain on Sale	576,090	—	—
Income tax provision on Sale	(267,451)	—	—
Gain on Sale, net of tax	308,639	—	—
Income from discontinued operations, net of tax	$320,649	$74,566	$99,752

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

				Proportionate
				Share of	Accumulated
		Unrealized		Telesat Other	Other
		Gains(losses)	Postretirement	Comprehensive	Comprehensive
	Derivatives	on Investments	Benefits	Loss	Loss
Balance at January 01, 2010	$6,282	$775	$(64,796)	$(5,139)	$(62,878)
Period Change	(13,035)	340	(17,251)	(3,049)	(32,995)
Balance at December 31, 2010	(6,753)	1,115	(82,047)	(8,188)	(95,873)
Period Change	5,447	(535)	(50,648)	(12,866)	(58,602)
Balance at December 31, 2011	(1,306)	580	(132,695)	(21,054)	(154,475)
Period Change	1,306	(580)	115,042	1,313	117,081
Balance at December 31, 2012	$—	$—	$(17,653)	$(19,741)	$(37,394)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in other comprehensive income (loss) and related income tax effects were as follows (in thousands):

	Before-Tax	Tax (Expense)	Net-of Tax
	Amount	Benefit	Amount
Year ended December 31, 2012
Post Retirement Benefits:
Net actuarial losses and prior service credits	$2,962	$(1,294)	$1,668
Amortization of prior service credits and net actuarial loss	5,120	(2,067)	3,053
Amount reclassified to statement of operations upon disposition of SS/L	123,377	(13,056)	110,321
Post Retirement Benefits	131,459	(16,417)	115,042

Proportionate share of Telesat Holdco other comprehensive income (loss)	2,141	(828)	1,313

Derivatives:
Unrealized loss on foreign currency hedges	(693)	278	(415)
Less: reclassification adjustment for loss included in net income	6,502	(2,611)	3,891
Amount reclassified to statement of operations upon disposition of SS/L	638	(2,808)	(2,170)
Net unrealized gain on derivatives	6,447	(5,141)	1,306

Available-for-sale securities:
Unrealized loss on available-for-sale securities	(78)	(42)	(120)
Less: reclassification adjustment for gain included in net income	(276)	(184)	(460)
Net unrealized loss on securities	(354)	(226)	(580)

Other comprehensive income	$139,693	$(22,612)	$117,081

Year ended December 31, 2011
Post Retirement Benefits:
Net actuarial losses and prior service credits	$(85,596)	$34,424	$(51,172)
Amortization of prior service credits and net actuarial loss	876	(352)	524
Post Retirement Benefits	(84,720)	34,072	(50,648)

Proportionate share of Telesat Holdco other comprehensive loss	(21,517)	8,651	(12,866)

Derivatives:
Unrealized loss on foreign currency hedges	(8,821)	3,549	(5,272)
Less: reclassification adjustment for loss included in net income	17,935	(7,216)	10,719
Net unrealized gain on derivatives	9,114	(3,667)	5,447

Unrealized loss on available-for-sale securities	(895)	360	(535)
Other comprehensive loss	$(98,018)	$39,416	$(58,602)

Year ended December 31, 2010
Post Retirement Benefits:
Net actuarial losses and prior service credits	$(27,891)	$11,254	$(16,637)
Amortization of prior service credits and net actuarial loss	(1,029)	415	(614)
Post Retirement Benefits	(28,920)	11,669	(17,251)

Proportionate share of Telesat Holdco other comprehensive loss	(5,101)	2,052	(3,049)

Derivatives:
Unrealized loss on foreign currency hedges	(15,790)	6,368	(9,422)
Less: reclassification adjustment for gain included in net income	(6,054)	2,441	(3,613)
Net unrealized loss on derivatives	(21,844)	8,809	(13,035)

Unrealized gain on available-for-sale securities	570	(230)	340
Other comprehensive loss	$(55,295)	$22,300	$(32,995)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Contracts-in-Process and Long-Term Receivables

Contracts-in-Process

All contracts-in-process were purchased by MDA in connection with the Sale.

Contracts-in-process as of December 31, 2011 were comprised of the following (in thousands):

December 31,
2011
U.S. government contracts:
Amounts billed	$34
Unbilled receivables	1,311
1,345
Commercial contracts:
Amounts billed	107,886
Unbilled receivables	50,030
157,916
$159,261

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, billed receivables were reduced by an allowance for doubtful accounts of $0.2 million.

Unbilled amounts included recoverable costs and accrued profit on progress completed, which had not been billed. Such amounts were billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, were reclassified to billed receivables.

Long-Term Receivables

Orbital receivables and deferred receivables were purchased by MDA in connection with the Sale. We collected notes receivable, including interest, from Telesat of $24.1 million in October 2012.

Billed receivables relating to long-term contracts were expected to be collected within one year. As of December 31, 2011, we classified deferred billings and the orbital receivable component of unbilled receivables expected to be collected beyond one year as long-term. Fresh-start fair value adjustments relating to long-term receivables were amortized using the effective interest method over the life of the related orbital stream (see Note 9).

Receivable balances related to satellite orbital incentive payments, deferred billings, the Land Note receivable (see Note 1) and the long-term portion of the Telesat consulting services fee (see Note 19) as of December 31, 2012 and 2011 are presented below (in thousands):

	December 31,
	2012	2011
Orbital receivables	$—	$354,852
Deferred receivables	—	1,973
Land Note receivable	101,000	—
Telesat notes receivable for consulting services	1,250	20,700
	102,250	377,525
Less: current portion	(34,917)	(14,837)
Long-term receivables	$67,333	$362,688

The current portion of long-term receivables as of December 31, 2011 was included in contracts-in-process.

Receivable balances related to Land Note receivable and the Telesat consulting services fee (see Note 19) as of December 31, 2012 are scheduled to be received as follows (in thousands)

Long-Term
Receivables
2013	$34,917
2014	33,667
2015	33,666
102,250

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing Receivables

The following summarizes the age of financing receivables that had a contractual maturity of over one year as of December 31, 2012 (in thousands):

		Financing Receivables			More
		Subject To		90 Days or	Than 90
	Total	Aging	Current	Less	Days
Land Note	$101,000	$101,000	$101,000	$—	$—

The following summarizes the age of financing receivables that have a contractual maturity of over one year as of December 31, 2011 (in thousands):

				Financing Receivables			More
				Subject To		90 Days or	Than 90
	Total	Unlaunched	Launched	Aging	Current	Less	Days
Satellite Manufacturing:
Orbital Receivables
Long term orbitals	$340,015	$141,518	$198,497	$198,497	$198,497	$—	$—
Short term unbilled	11,370	—	11,370	11,370	11,370	—	—
Short term billed	3,467	—	3,467	3,467	1,084	—	2,383
	354,852	141,518	213,334	213,334	210,951	—	2,383

Deferred Receivables	1,973	—	—	1,973	1,973	—	—

Consulting Services:
Telesat receivables	20,700	—	—	20,700	20,700	—	—
	377,525	141,518	213,334	236,007	233,624	—	2,383
Contracts-in-Process:
Unbilled receivables	39,971	39,971	—	—	—	—	—
Total financing receivables	$417,496	$181,489	$213,334	$236,007	$233,624	$—	$2,383

Billed receivables of $104.5 million as of December 31, 2011 (not including billed orbital receivables of $3.5 million) have been excluded from the table above as they have contractual maturities of less than one year.

Long term unbilled receivables included satellite orbital incentives related to satellites under construction of $141.5 million as of December 31, 2011. These receivables were not included in financing receivables subject to aging in the table above since the timing of their collection was not determinable until the applicable satellite launch. Contracts-in-process included $40.0 million as of December 31, 2011 of unbilled receivables that represented accumulated incurred costs and earned profits net of losses on contracts in process that had been recorded as sales but had not yet been billed to customers. These receivables were not included in financing receivables subject to aging in the table above since the timing of their collection was not determinable until the contractual obligation to bill the customer was fulfilled.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
Rating Categories	2012	2011
A/BBB	$101,000	$41,607
BB/B	—	246,373
B/CCC	—	94,156
Customers in bankruptcy	—	39,307
Other	—	(3,947)
Total financing receivables	$101,000	$417,496

6. Inventories

All inventories were purchased by MDA in connection with the Sale.

Inventories were comprised of the following (in thousands):

December 31,
2011

Inventories-gross	$110,087
Impaired inventory	(31,360)
78,727
Inventories included in other assets	(1,426)
$77,301

The Company recorded an inventory impairment charge of $4.3 million for the year ended December 31, 2010 related primarily to long-term inventories. These charges are included in income from discontinued operations.

7. Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	December 31,
	2012	2011
Land and land improvements	$—	$27,036
Buildings	—	69,182
Leasehold improvements	1,913	16,696
Equipment	555	182,987
Furniture and fixtures	73	31,412
Construction in progress	—	25,828
	2,541	353,141
Accumulated depreciation and amortization	(2,499)	(149,419)
	$42	$203,722

Substantially all property, plant and equipment was purchased by MDA in connection with the Sale. Property, plant and equipment, net, of $203.6 million as of December 31, 2011 was related to discontinued operations.

Depreciation and amortization consists of (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total depreciation and amortization	$25,538	$29,510	$25,755
Depreciation and amortization included in income from discontinued operations	25,476	29,395	25,577
Depreciation and amortization included in income from continuing operations	$62	$115	$178

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense included in income from continuing operations for the years ended December 31, 2012, 2011 and 2010 represent amounts related to Loral’s corporate office.

8. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	December 31,
	2012	2011
Telesat Holdings Inc.	$—	$377,244
XTAR, LLC	62,517	68,991
	$62,517	$446,235

Our investment in Telesat Holdco has been reduced to zero as of December 31, 2012, as discussed below.

Equity in net income of affiliates consists of (in thousands):

	Year Ended December 31,
	2012	2011	2010
Telesat Holdings Inc.	$40,814	$114,476	$92,798
XTAR, LLC	(6,474)	(6,681)	(6,991)
Other	—	(1,466)	(182)
	$34,340	$106,329	$85,625

Equity in net income of affiliates for the year ended December 31, 2011 includes a charge of $1.5 million to reduce the carrying value of our investment in an affiliate to zero based on our determination that the investment has been impaired and the impairment is other than temporary.

Income from discontinued operations in our consolidated statements of operations reflects the effects of the following amounts related to SS/L’s transactions with our affiliates (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues	$57,571	$139,960	$137,244
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(16,912)	(18,498)	(14,734)
Profits relating to affiliate transactions not eliminated	9,513	10,411	8,294

The above amounts related to transactions with affiliates exclude the effect of Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related net assets. As a result of this sale to Telesat, Loral received a $13 million sale premium and reversed $5 million of cumulative intercompany profit eliminations that were recorded when the satellite was being built for Loral. This combined benefit was reduced by the $11 million elimination of the portion of the benefit applicable to Loral’s interest in Telesat, which has been reflected as a reduction of our investment in Telesat, and the remaining $7 million has been reflected as a gain on our consolidated statement of operations including $1.8 million in income from discontinued operations for the year ended December 31, 2011.

Equity in net income of affiliates for the year ended December 31, 2012 included $4.6 million of profits previously eliminated on satellite sales from SS/L to affiliates that should have been recognized in prior periods as the satellites were depreciated. The Company has not revised previously reported amounts based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Telesat

We use the equity method of accounting for our majority economic interest in Telesat because we own 33⅓% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

On March 28, 2012, Telesat entered into a new credit agreement (the ‘‘Telesat Credit Agreement’’) with a syndicate of banks which provided for the extension of credit under the senior credit facilities in the principal amount of up to approximately $2.55 billion, increasing Telesat’s debt by $490 million from the previous credit facilities. Simultaneously with entering into the Telesat Credit Agreement, Telesat terminated and paid all outstanding amounts under its previous credit facilities and recorded an expense of refinancing of $22 million related to deferred financing costs on the previous credit facilities.

In connection with the closing of the Telesat Credit Agreement, the Board of Directors of Telesat approved special cash distributions to Telesat’s shareholders of CAD 656.5 million, including a distribution of CAD 420 million to Loral.  The special distributions by Telesat to its shareholders were authorized to be paid in two tranches; the first tranche was paid by Telesat on March 28, 2012, with Loral receiving CAD 375 million ($376 million), and the second tranche was paid by Telesat on July 5, 2012, with Loral receiving CAD 45 million ($44 million).

As of December 31, 2012, we hold a 62.8% economic interest in Telesat. Our economic interest decreased from 64% to 62.8% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares. Also in December 2012, Telesat’s board of directors approved the repurchase for cash consideration of 20% of all vested stock options. A total of 1,660,619 options were repurchased. Telesat paid CAD 35.3 million in cash consideration for the stock option repurchase and net withholding taxes relating to the exercise of the share appreciation rights.

As of December 31, 2012, the special cash distributions received from Telesat exceeded our recorded cumulative equity in net income of Telesat, including the effect of the stock transactions in December 2012, and our initial investment by approximately $7 million. In following the equity method of accounting, our investment balance in Telesat has been reduced to zero, and we will not record equity in net income of Telesat until our share of Telesat’s future net income exceeds $7 million.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants relating to Telesat’s debt and shareholder agreements. Under Telesat’s 12.5% note indenture, which is generally the most restrictive agreement, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the terms of its note indenture, Telesat is permitted to pay consulting fees to Loral only when Telesat’s ratio of consolidated total debt to consolidated EBITDA is less than 5.0 to 1.0. When the ratio is not less than 5.0 to 1.0, the consulting fee is paid through the issuance of promissory notes to Loral with an interest rate of 7% and a maturity date of October 31, 2018. Any prepayment of these promissory notes is subject to the restricted payments basket noted above. Our selling, general and administrative expenses for each of the years ended December 31, 2012, 2011 and 2010 are net of income of $5.0 million related to the Consulting Agreement. For the years ended December 31, 2012, 2011 and 2010, Loral received payments in cash from Telesat of $1.6 million, $3.2 million and nil, respectively, and payments in promissory notes of $4.5 million, $3.1 million and $6.0 million, respectively, for consulting fees and interest. On October 31, 2012, Telesat paid Loral $24.1 million to pay off the outstanding notes. This payment was made under the restricted payment basket referred to above.

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Statement of Operations Data:
Revenues	$846,148	$817,269	$797,283
Operating expenses	(242,705)	(188,119)	(190,632)
Depreciation, amortization and stock-based compensation	(249,134)	(248,012)	(249,318)
Gain on insurance proceeds	—	136,507	—
Impairment of intangible assets	—	(1,112)	—
(Loss) gain on disposition of long lived asset	(778)	(1,499)	3,714
Operating income	353,531	515,034	361,047
Interest expense	(236,398)	(220,598)	(234,556)
Expense of refinancing	(80,104)	—	—
Foreign exchange (losses) gains	81,073	(80,991)	159,191
Gains (losses) on financial instruments	(25,755)	50,731	(76,937)
Other income (expense)	1,362	1,964	619
Income tax expense	(28,154)	(65,271)	(41,177)
Net income	65,555	200,869	168,187

	Year Ended December 31,
	2012	2011
Balance Sheet Data:
Current assets	$289,614	$351,802
Total assets	5,342,313	5,347,174
Current liabilities	237,739	289,351
Long-term debt, including current portion	3,519,872	2,817,857
Total liabilities	4,770,966	4,045,619
Redeemable preferred stock	—	138,485
Shareholders’ equity	571,347	1,163,070

XTAR

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XTAR owns and operates an X-band satellite, XTAR-EUR, located at 29° E.L., which is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. XTAR also leases 7.2 72MHz X-band transponders on the Spainsat satellite located at 30° W.L., owned by Hisdesat. These transponders, designated as XTAR-LANT, provide capacity to XTAR for additional X-band services and greater coverage and flexibility.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of December 31, 2012, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

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

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders required payments by XTAR of $24 million in 2012, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through December 31, 2012 were $19.2 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 19). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 (in thousands):

Statement of Operations Data:

	Year Ended December 31,
	2012	2011	2010
Revenues	$32,674	$37,055	$37,907
Operating expenses	(33,332)	(34,734)	(35,724)
Depreciation and amortization	(9,298)	(9,617)	(9,618)
Operating loss	(9,956)	(7,296)	(7,435)
Net loss	(14,651)	(11,882)	(12,435)

	December 31,
	2012	2011
Balance Sheet Data:
Current assets	$7,838	$10,558
Total assets	74,721	88,033
Current liabilities	46,296	45,704
Total liabilities	55,953	54,614
Members’ equity	18,768	33,419

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

As of December 31, 2012 and 2011, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

9. Intangible Assets

Intangible Assets, all related to discontinued operations, were established in connection with our adoption of fresh-start accounting and consisted of (in thousands):

	December 31, 2011
	Gross	Accumulated
	Amount	Amortization
Internally developed software and technology	$59,027	$(57,173)
Trade names	9,200	(2,875)
Total	$68,227	$(60,048)

Total amortization expense for intangible assets, included in income from discontinued operations, was $2.2 million, $2.9 million and $9.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following summarizes fair value adjustments made in connection with our adoption of fresh start accounting related to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities (in thousands):

December 31,
2011
Gross fair value adjustments	$(36,896)
Accumulated amortization	20,255
$(16,641)

All of the above fair value adjustments as of December 31, 2011 related to discontinued operations.

Net amortization of these fair value adjustments, included in income from discontinued operations, was a credit to expense of $1.5 million, $1.0 million and $2.9 million for the three years ended December 31, 2012, 2011 and 2010, respectively.

10. Debt Obligations

SS/L Credit Agreement

On December 20, 2010, SS/L entered into an amended and restated credit agreement (the “SS/L Credit Agreement”) with several banks and other financial institutions. The SS/L Credit Agreement provided for a $150 million senior secured revolving credit facility (the “SS/L Revolving Facility”). On December 8, 2011, the SS/L Credit Agreement was amended to increase the letter of credit sublimit from $50 million to $100 million. The SS/L Revolving Facility included a $10 million swingline commitment. The prior $100 million credit agreement was entered into on October 16, 2008 and had a maturity date of October 16, 2011.

In connection with the closing of the Sale on November 2, 2012, SS/L terminated the SS/L Credit Agreement.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 The following summarizes information related to the SS/L Credit Agreement and prior credit agreement (in thousands):

December 31,
2011
Letters of credit outstanding	$4,785
Borrowings	—

	Year Ended December 31,
	2012	2011	2010
Interest expense (including commitment and letter of credit fees)	$1,353	$1,302	$818
Amortization of issuance costs	1,511	725	1,570

Interest expense and amortization of issuance costs were included in income from discontinued operations for the years ended December 31, 2012, 2011 and 2010.

11. Income Taxes

The benefit (provision) for income taxes on the loss from continuing operations before income taxes and equity in net income of affiliates consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
U.S. Federal	$55,928	$(1,212)	$(691)
State and local	59,390	305	(2,390)
Total current	115,318	(907)	(3,081)
Deferred:
U.S. Federal	(3,325)	(32,670)	270,470
State and local	(18,678)	(7,798)	57,756
Total deferred	(22,003)	(40,468)	328,226
Total income tax benefit (provision)	$93,315	$(41,375)	$325,145

Our current tax benefit (provision) includes a decrease (increase) to our liability for UTPs for (in thousands):

	Year Ended December 31,
	2012	2011	2010
Decrease to unrecognized tax benefits	$61,470	$2,198	$1,187
Interest expense	27,672	(4,880)	(5,493)
Penalties	21,175	627	557
Total	$110,317	$(2,055)	$(3,749)

During 2012, the statute of limitations for assessment of additional tax expired with regard to certain UTPs related to Old Loral and several of our federal and state income tax returns filed for 2007 and 2008 which resulted in a $61.0 million reduction to our unrecognized tax benefits and an $86.7 million benefit to our income tax provision from continuing operations (a current tax benefit of $112.9 million, which included the reversal of applicable interest and penalties previously accrued, offset by a deferred tax provision of $26.2 million). Also during 2012, in order to minimize our cash tax liability from the Sale, we enhanced our extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code and recorded an additional tax benefit of $11.2 million. Without the Sale, we would not have remeasured the extraterritorial income exclusion because it would have provided only a minimal cash tax benefit.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2011, the deferred income tax provision of $40.5 million related primarily to our equity in net income of Telesat after having reversed our valuation allowance in the fourth quarter of 2010.

For 2010, the deferred income tax benefit of $328.2 million related primarily to the reversal of a significant portion of our valuation allowance during the fourth quarter after having determined that based on all available evidence, it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future.

In addition to the benefit (provision) for income taxes presented above, we also recorded the following items (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax provision on income from discontinued operations	$(10,157)	$(47,770)	$(16,523)
Tax provision on Sale of discontinued operations	(267,451)	—	—

Excess tax benefit from stock option exercises recorded to paid-in-capital(i)	16,919	1,198	412

Deferred tax (provision) benefit for adjustments in other comprehensive loss (See Note 4)	(22,612)	39,416	22,300

(i) The Company uses the with-and-without approach of determining when excess tax benefits from equity compensation have been realized.

The benefit (provision) for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate on the loss from continuing operations before income taxes and equity in net income of affiliates because of the effect of the following items (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax benefit at U.S. Statutory Rate of 35%	$9,524	$4,321	$8,114
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	34,605	(2,802)	(28,788)
Equity in net income of affiliates	(12,019)	(37,215)	(29,969)
Extraterritorial income exclusion	11,200	—	—
Provision for unrecognized tax benefits	46,542	(1,137)	1,476
Nondeductible expenses	(603)	(1,906)	(639)
Change in valuation allowance	2,311	684	375,367
Other, net	1,755	(3,320)	(416)
Total income tax benefit (provision)	$93,315	$(41,375)	$325,145

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at January 1	$115,293	$132,211	$120,124
Increases related to prior year tax positions	453	1,220	339
Decreases related to prior year tax positions	(27)	(24,745)	(1,933)
Decreases as a result of statute expirations	(61,021)	(1,629)	(1,886)
Decreases as a result of tax settlements	(8,184)	(7,606)	(5,207)
Increases related to current year tax positions	29,566	15,842	20,774
Balance at December 31	$76,080	$115,293	$132,211

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our federal income tax returns filed for 2009 and state income tax returns filed for 2007 and 2008, potentially resulting in a $1.6 million reduction to our unrecognized tax benefits. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L for taxes related to periods prior to the closing of the transaction.

Our liability for UTPs decreased from $139.9 million at December 31, 2011 to $80.7 million at December 31, 2012 and is included in long-term liabilities in the consolidated balance sheets. At December 31, 2012, we have accrued $2.6 million and $9.5 million for the potential payment of tax-related interest and penalties, respectively. If our positions are sustained by the taxing authorities, approximately $36.1 million of the tax benefits will reduce the Company’s income tax provision from continuing operations. Other than as described above, there were no significant changes to our unrecognized tax benefits during the year ended December 31, 2012, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

In connection with the acquisition of our ownership interest in Telesat, Loral retained the benefit of tax recoveries related to the transferred assets and indemnified Telesat for Loral Skynet tax liabilities relating to periods preceding 2007. The unrecognized tax benefits related to the Loral Skynet subsidiaries were transferred to Telesat subject to the contractual tax indemnification provided by Loral. Loral’s net receivable at December 31, 2012 for the probable outcome of these matters is not material. (see Note 19)

At December 31, 2012, we had federal NOL carryforwards of $290.4 million, state NOL carryforwards, primarily California, of $73.4 million, and federal research credits of $1.2 million which expire from 2016 to 2024, as well as federal and state AMT credit carryforwards of approximately $2.7 million that may be carried forward indefinitely.

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

We assess the recoverability of our NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We continue to maintain our valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2012, we had a valuation allowance totaling $7.1 million against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods. During 2012, the valuation allowance decreased by $3.8 million, of which $2.3 million was recorded as a benefit to continuing operations and $1.5 million was recorded as a benefit to discontinued operations in our statement of operations. Subsequent to the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of our remaining net deferred tax assets.

During 2011, the valuation allowance decreased by $0.3 million, of which $0.7 million was recorded as a benefit to continuing operations and $0.4 million was recorded as a provision to discontinued operations in our statement of operations.

During the fourth quarter of 2010, we determined, based on all available evidence, that it was more likely than not that we would realize the benefit from a significant portion of our deferred tax assets in the future and no longer required a full valuation allowance. We based this conclusion on cumulative profits generated in prior periods, as well as our expectation that future operations would generate sufficient taxable income to realize the tax benefit from certain deferred tax assets. Accordingly, during 2010, our valuation allowance decreased from $414.0 million to $11.2 million. Of the $402.8 million change, $375.4 million was recorded as a benefit to continuing operations (of which $335.3 million was recorded as a deferred income tax benefit during the fourth quarter of 2010) and $27.4 million was recorded as a benefit to discontinued operations in our statement of operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Postretirement benefits other than pensions	$432	$26,685
Inventoried costs	—	20,165
Net operating loss and tax credit carryforwards	131,359	139,070
Compensation and benefits	3,766	24,984
Deferred research & development costs	—	3,269
Income recognition on long-term contracts	—	22,402
Indemnification liabilities	7,440	—
Investments in and advances to affiliates	—	6,175
Property, plant and equipment	996	—
Other, net	4,022	5,850
Federal benefit of uncertain tax positions	9,931	29,576
Pension costs	15,746	93,948
Total deferred tax assets before valuation allowance	173,692	372,124
Less valuation allowance	(7,108)	(10,887)
Net deferred tax assets	166,584	361,237
Deferred tax liabilities:
Gain from installment sale	(38,818)	—
Property, plant and equipment	—	(27,515)
Intangible assets	—	(3,289)
Investments in and advances to affiliates	(9,883)	—
Total deferred tax liabilities	(48,701)	(30,804)
Net deferred tax assets	$117,883	$330,433

Classification on consolidated balance sheets:
Current deferred tax assets	$4,165	$67,070
Long-term deferred tax assets	117,381	263,363
Long-term liabilities	(3,663)	—
Total deferred tax assets	$117,883	$330,433

12. Equity

Special Dividend and Special Distribution

On March 28, 2012, our Board of Directors declared a special dividend of $13.60 per share for an aggregate dividend of $417.6 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special dividend. As a result, options outstanding increased by 19,058 and restricted stock units (“RSUs”) increased by 6,875. Certain RSU holders, who elected to receive the dividend at the $13.60 per share value, will receive additional payments totaling $2.5 million on their RSU settlement dates.

On November 7, 2012, in connection with the receipt of the proceeds from the Sale, our Board of Directors declared a special distribution of $29.00 per share for an aggregate distribution of $892.1 million. The special distribution was paid on December 4, 2012 to holders of record of Loral voting and non-voting common stock as of November 19, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special distribution. This equitable adjustment had no effect on our consolidated financial statements for the year ended December 31, 2012. Certain RSU holders who elected to receive the special distribution at the $29.00 per share value will receive additional payments totaling $5.3 million on their RSU settlement dates.

Treasury Stock

In November 2011, our Board of Directors authorized the purchase of up to 800,000 shares of our voting common stock. These purchases may be made from time to time in the open market or private transactions, as conditions may warrant. We intend to hold repurchased shares of our voting common stock in treasury. We account for the treasury shares using the cost method. The following is a summary of common stock purchases under this repurchase program (total cost in thousands):

	Shares	Total	Average
	Repurchased	Cost	Cost
Year ended December 31,
2012	18,000	$1,192	$66.22
2011	136,494	8,400	61.54
Total program	154,494	$9,592	$62.04

13. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of voting common stock reserved and available for issuance under the Stock Incentive Plan is 1,555,618 shares of which 1,296,405 were available for future grant at December 31, 2012. This number of shares of voting common stock available for issuance would be reduced if restricted stock units or SS/L phantom stock appreciation rights are settled in voting common stock. In addition, shares of common stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan. Options issued under the Stock Incentive Plan generally have an exercise price equal to the fair market value of our stock, as defined, vest over a four-year period and have a five to seven year life. The Awards provide for accelerated vesting if there is a change in control, as defined in the Stock Incentive Plan.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity for the year ended December 31, 2012 is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at January 1, 2012	339,000	$30.86	1.5 years	$11,533
Adjustments to options outstanding	22,000	$—
Exercised	(361,000)	$28.94
Forfeited	—	$—
Outstanding at December 31, 2012	—	$—	—	$—
Vested and expected to vest at December 31, 2012	—	$—	—	$—
Exercisable at December 31, 2012	—	$—	—	$—

Adjustments to options outstanding in 2012 reflect equitable adjustments for dividends and distributions paid during the year (see Note 12).

A summary of the Company’s non-vested restricted stock activity for the year ended December 31, 2012 is presented below:

		Weighted Average
		Grant- Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2012	4,000	$33.58
Granted	—	$—
Vested	(4,000)	$33.58
Forfeited	—	$—
Non-vested restricted stock at December 31, 2012	—	$—

Mr. Targoff was awarded 85,000 RSUs (the “Initial Grant”) on March 5, 2009 (the “Grant Date”). In addition, the Company agreed to issue Mr. Targoff 50,000 RSUs on the first anniversary of the Grant Date and 40,000 RSUs on the second anniversary of the Grant Date (the “Subsequent Grants”). Vesting of the Initial Grant requires the satisfaction of two conditions: a time-based vesting condition and a stock price vesting condition. Vesting of the Subsequent Grants is subject only to the stock-price vesting condition. The time-based vesting condition for the Initial Grant was satisfied upon Mr. Targoff’s continued employment through March 5, 2010, the first anniversary of the Grant Date. The stock price vesting condition, which applies to both the Initial Grant and the Subsequent Grants, has been satisfied. As a result of the termination of Mr. Targoff’s employment in December 2012, both the Initial Grant and the Subsequent Grants will be settled in June 2013, in accordance with Internal Revenue Code Section 409A.

A summary of the Company’s non-vested RSU activity for the year ended December 31, 2012 is presented below:

		Weighted
		Average
		Grant- Date
	Shares	Fair Value
Non-vested RSUs at January 1, 2012	24,600	$52.11
Granted and adjustments	21,181	$58.78
Vested	(15,100)	$46.26
Forfeited	(3,000)	$—
Non-vested RSUs at December 31, 2012	27,681	$38.53

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSU’s granted and adjustments in 2012 include 10,124 RSUs as a result of equitable adjustments for dividends and distributions paid during the year.

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

The liability for SS/L Phantom SARs granted to SS/L employees was retained by SS/L in connection with the Sale and the liability for SS/L Phantom SARs granted to Loral employees was retained by Loral. For the liability retained by Loral, the SS/L notional stock price was frozen as of December 31, 2011 in connection with the Sale.

A summary of SS/L Phantom SARs granted to Loral employees along with their vesting schedule is presented below. The fair value of the SS/L Phantom SARs in included as a liability in our consolidated balance sheet.

		Vesting Date – March 18,
Grant Date	SARs granted	2010	2011	2012	2013	2014
June-2009	225,000	50%	25%	25%	―	―
May-2010	140,000	―	25%	25%	25%	25%

A summary of the Company’s non-vested SS/L Phantom SAR activity for the year ended December 31, 2012 is presented below:

		Weighted
		Average
		Grant- Date
	Shares	Fair Value
Non-vested SS/L Phantom SARs at January 1, 2012	275,000	$4.78
Granted	—	$—
Vested	(193,750)	$5.50
Forfeited (includes reduction in shares resulting from Sale)	(11,250)	$8.73
Non-vested SS/L Phantom SARs at December 31, 2012	70,000	$2.13

During fiscal years 2012, 2011 and 2010, the following activity occurred under the Stock Incentive Plan (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total intrinsic value of options exercised	$17,472	$39,018	$16,889
Total fair value of restricted stock vested	$287	$155	$1,493
Total fair value of restricted stock units vested	$1,403	$3,969	$12,687

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense consists of the following:

	Year Ended December 31,
	2012	2011	2010
Total stock compensation	$2,036	$3,969	$10,023
Stock-based compensation included in income from discontinued operations	240	1,424	5,212
Stock-based compensation included in income from continuing operations	$1,796	$2,545	$4,811

Included in total stock-based compensation expense is stock-based compensation paid in cash of $4.7 million, $4.4 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, total unrecognized compensation costs related to non-vested awards were $0.5 million and are expected to be recognized over a weighted average remaining period of six months.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.3%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations — basic	$100,442	$52,608	$387,589
Less: Adjustment for dilutive effect of Telesat stock options	(683)	(4,352)	(4,177)
Income from continuing operations — diluted	$99,759	$48,256	$383,412

Basic income per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Year Ended December 31,
	2012	2011	2010
Common and potential common shares outstanding for diluted earnings per share:
Weighted average common shares outstanding	30,703	30,680	30,085
Stock options	61	257	495
Unvested restricted stock units	226	226	206
Unvested restricted stock	1	3	8
Unvested SS/L Phantom SARs	—	—	93
Common shares outstanding for diluted earnings per share	30,991	31,166	30,887

15. Pensions and Other Employee Benefits

Pensions

We maintain a qualified pension plan and, until its termination in December 2012, we maintained a supplemental retirement plan (the “SERP”). These plans are defined benefit pension plans, and members may contribute to the qualified pension plan in order to receive enhanced benefits. Employees hired after June 30, 2006 do not participate in the defined benefit pension plans, but participate in our defined contribution savings plan with an additional Company contribution. Benefits are based primarily on members’ compensation and/or years of service. Our funding policy is to fund the qualified pension plan in accordance with the Internal Revenue Code and regulations thereon. The SERP is funded on a discretionary basis. Plan assets are generally invested in equity investments and fixed income investments. Pension plan assets are managed primarily by Russell Investment Corp. (“Russell”), which allocates the assets into funds as we direct.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of SS/L

As required by the Purchase Agreement, prior to the closing of the Sale on November 2, 2012, new stand-alone SS/L pension plans were established. Pension obligations related to SS/L current and former employees and plan assets determined through an initial allocation methodology were transferred from the Loral pension plans to the newly formed plans. With the closing of the Sale, the newly formed SS/L plans were transferred to SS/L. Our actuary is currently performing a review to determine the amount of qualified plan assets that proportionately relate to the benefit liabilities of the SS/L pension participants in accordance with the asset priorities of Section 4044 of ERISA. This review may result in a true-up of the initial asset transfer between plans. If this true-up requires the transfer of assets from the Loral qualified pension plan to the SS/L qualified pension plan, a corresponding payment will be made from SS/L to Loral. If this true-up requires the transfer of assets from the SS/L qualified pension plan to the Loral qualified pension plan, a corresponding payment will be made from Loral to SS/L.

In addition, new plans were established to provide certain health care and life insurance benefits for retired employees and dependents of SS/L. These plans were transferred to SS/L at the closing of the Sale.

SERP Termination

In connection with the corporate office restructuring as a result of the Sale, on December 13, 2012, Loral’s Board of Directors approved termination of the SERP. The Company expects to make lump sum payments to the participants in the SERP between December 16, 2013 and December 31, 2013 in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. Other current liabilities as of December 31, 2012 include approximately $18.1 million for future SERP payments based on benefits earned as of December 31, 2012, including recurring monthly payments to December 2013 and lump sum payouts in December 2013. The lump sum payouts have been calculated based on plan provisions.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2012 and 2011, and a statement of the funded status as of December 31, 2012 and 2011, respectively. We use a December 31 measurement date for the pension plans and other post-retirement benefit plans.

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2012	2011	2012	2011

Reconciliation of benefit obligation
Obligation at beginning of period	$549,013	$476,031	$66,049	$62,840
Service cost	12,113	12,265	447	522
Interest cost	21,675	25,504	2,597	3,198
Participant contributions	1,252	1,469	1,646	2,014
Plan amendment	(1,497)	—	—	—
Actuarial loss (gain)	7,690	57,824	(967)	1,755
Benefit payments	(21,200)	(24,080)	(2,662)	(4,280)
Transfer due to Sale	(506,558)	—	(66,059)	—
Obligation at December 31,	62,488	549,013	1,051	66,049
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	299,292	289,036	27	269
Actual return on plan assets	28,821	(2,453)	1	(2)
Employer contributions	34,746	34,110	988	2,026
Participant contributions	1,252	1,469	1,646	2,014
Benefit payments	(19,985)	(22,870)	(2,662)	(4,280)
Transfer due to Sale	(323,919)	—	—	—
Fair value of plan assets at December 31,	20,207	299,292	-	27
Funded status at end of period	$(42,281)	$(249,721)	$(1,051)	$(66,022)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $43.3 million at December 31, 2012 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 4.00% and 4.75% at December 31, 2012 and 2011, respectively. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $3.5 million and $36.5 million as of December 31, 2012 and 2011, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

As of December 31, 2011, the unfunded benefit obligation for pensions and other employee benefits related to discontinued operations was $278.6 million.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2012 and 2011 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2012	2011	2012	2011
Actuarial (loss) gain	$(23,698)	$(187,275)	$(244)	$9,578
Amendments-prior service credit	—	19,954	74	2,416
	$(23,698)	$(167,321)	$(170)	$11,994

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts recognized in other comprehensive loss during the years ended December 31, 2012 and 2011 consist of (in thousands):

	2012		2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Actuarial loss during the period	$498	$967	$(83,828)	$(1,768)
Prior service credit during the period	1,497	—	—	—
Amortization of actuarial loss (gain)	9,773	(279)	5,379	(1,056)
Amortization of prior service credit	(2,266)	(611)	(2,719)	(728)
Recognition due to curtailment	(1,497)	—	—	—
Amount reclassified to statement of operations upon disposition of SS/L	135,618	(12,241)	—	—
Total recognized in other comprehensive loss	$143,623	$(12,164)	$(81,168)	$(3,552)

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2012	2011	2012	2011
Current Liabilities	$18,075	$971	$83	$3,499
Long-Term Liabilities	24,206	248,750	968	62,523
	$42,281	$249,721	$1,051	$66,022

The estimated actuarial loss for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $6.0 million.

The accumulated pension benefit obligation was $60.0 million and $530.0 million at December 31, 2012 and 2011, respectively.

During 2012, we contributed $34.7 million to the qualified pension plan and $1.0 million for other employee post-retirement benefit plans. In addition, we made benefit payments relating to the supplemental retirement plan of $1.2 million. During 2013, based on current estimates, we expect to contribute approximately $2.6 million to the qualified pension plan and expect to make regular benefit payments for the SERP of $1.0 million, in addition to the lump sum payments of $17.5 million related to the SERP termination. We expect our funding for other employee post-retirement benefit plans will be insignificant.

The following table provides the components of net periodic cost for the plans for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Service cost	$12,113	$12,265	$10,677	$447	$522	$672
Interest cost	21,675	25,504	24,673	2,597	3,198	3,411
Expected return on plan assets	(20,632)	(23,552)	(20,641)	(1)	(12)	(31)
Recognition due to curtailment	(1,497)	—	—	—	—	—
Amortization of prior service credit	(2,266)	(2,719)	(2,719)	(611)	(728)	(728)
Amortization of net actuarial loss (gain)	9,773	5,379	3,536	(279)	(1,056)	(1,118)
Net periodic cost	19,166	16,877	15,526	2,153	1,924	2,206
Net periodic cost included in income from discontinued operations	18,003	14,703	13,555	2,114	1,890	2,230
Net periodic cost included in income from continuing operations	$1,163	$2,174	$1,971	$39	$34	$(24)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Assumptions used to determine net periodic cost:

	For the Year Ended December 31,
	2012	2011	2010
Discount rate	4.75%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.25%	4.25%	4.25%

Assumptions used to determine the benefit obligation:

	December 31,
	2012	2011	2010
Discount rate	4.00%	4.75%	5.50%
Rate of compensation increase	4.25%	4.25%	4.25%

As a result of the termination of the SERP in December 2012, a discount rate of 0.6% has been used to discount the lump sum payments expected to be made in December 2013, calculated under provisions of the plan, to December 31, 2012.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. The expected long-term rate of return on plan assets determined on this basis was 8.0% for the years ended December 31, 2012, 2011 and 2010. Our expected long-term rate of return on plan assets for 2013 is 7.25%.

Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2012 used a health care cost trend rate of 9.5% decreasing gradually to 5% by 2021. Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2011, used a health care cost trend rate of 9.0% decreasing gradually to 5% by 2019. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2012 would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$6	$(4)
Effect on the health care component of the accumulated postretirement benefit obligation	$117	$(90)

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

Asset allocation policy is the principal method for achieving the pension plans’ investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. The pension plans’ actual and targeted asset allocations are as follows:

	December 31,
	Actual Allocation		Target Allocation
	2012	2011	Target	Target Range
Equities	59%	58%	60%	50-70%
Fixed Income	41%	42%	40%	30-50%
	100%	100%	100%	100%

The target and target range levels can be further defined as follows:

	Target Allocation
	Target	Target Range
U.S. Large Cap Equities	25%	15-40%
U.S. Small Cap Equities	5%	0-10%
Global Equities	10%	5-20%
Non-U.S. Equities	10%	5-20%
Alternative Equity Investments	10%	0-20%
Total Equities	60%	50-70%

Fixed Income	30%	20-40%
Alternative Fixed Income Investments	10%	0-20%
Total Fixed Income	40%	30-50%

Total Target Allocation	100%	100%

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides the fair values of the Company’s pension plan assets at December 31, 2012 and 2011, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts. Assets were allocated between Loral and SS/L at September 30, 2012 based upon a plan accounting by company maintained by Russell. A true-up of the asset split will occur after completion of a final allocation in accordance with Section 4044 of ERISA.

	Fair Value Measurements
Asset Category	Total	Percentage	Quoted Prices In Active Markets For Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In thousands)
At December 31, 2012:
Equity securities:
U.S. large-cap(1)	$4,580	23%		$4,580
U.S. small-cap(2)	1,257	6%		1,257
Global (3)	1,475	7%		1,475
Non-U.S.(4)	2,427	12%		2,427
Alternative investments:
Equity long/short fund(5)	682	3%			$682
Real Estate Securities(6)	411	2%		411
Receivable from sale of real estate(6)	748	4%	$748
Private equity fund(7)	283	2%			283
	11,863	59%	748	10,150	965

Fixed income securities:
Commingled funds(8)	6,821	34%		6,821
Alternative investments:
Distressed opportunity limited partnership(9)	299	1%			299
Multi-strategy limited partnerships(10)	1,191	6%			1,191
Other limited partnerships(11)	33	0%			33
	8,344	41%	–	6,821	1,523

	$20,207	100%	$748	$16,971	$2,488
At December 31, 2011:
Equity securities:
U.S. large-cap(1)	$60,813	20%		$60,813
U.S. small-cap(2)	18,010	6%	$3,901	14,109
Global (3)	20,273	7%		20,273
Non-U.S.(4)	33,781	11%	1,037	32,744
Alternative investments:
Equity long/short fund(5)	16,509	6%		5,952	$10,557
Real Estate Securities fund(6)	17,689	6%		5,854	11,835
Private equity fund(7)	6,870	2%		0	6,870
	173,945	58%	4,938	139,745	29,262

Fixed income securities:
Commingled funds(8)	100,178	33%		100,178
Alternative investments:
Distressed opportunity limited partnership(9)	5,217	2%			5,217
Multi-strategy limited partnerships(10)	19,916	7%	0	0	19,916
Other limited partnerships(11)	36	0	0	0	36
	125,347	42%	0	100,178	25,169

	$299,292	100%	$4,938	$239,923	$54,431

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Investments in common stocks that rank among the largest 1,000 companies in the U.S. stock market.

(2)	Investments in common stocks that rank among the small capitalization stocks in the U.S. stock market.

(3)	Investments in common stocks across the world without being limited by national borders or to specific regions.

(4)	Investments in common stocks of companies from developed and emerging countries outside the United States.

(5)	Investments primarily in long and short positions in equity securities of U.S. and non-U.S. companies. At December 31, 2012, we are invested in one fund that has semi-annual tender offer redemption periods on June 30 and December 31 and is reported on a one month lag. During 2012, we sold out of the second fund that we were invested in at December 31, 2011 that had no limitations on redemptions and was reported on a current basis.

(6)	Investments in real estate through both the private and public sector. The pension plan is invested in two funds of funds. One fund invests in global public real estate securities (REITs) while the second fund invests in private real estate investments. We informed the private real estate fund that we no longer wish to be invested in the fund after December 31, 2012. At December 31, 2012, the pension plan had a receivable from the private real estate fund of $0.7 million. Settlement of the receivable will occur in 2013 with the proceeds reinvested per our allocation guidelines. The private real estate fund was valued on a quarterly lag.

(7)	Fund invests in portfolios of secondary interest in established venture capital, buyout, mezzanine and special situation funds on a global basis. The pension plan committed to invest up to $10 million in this fund. The remaining outstanding commitment at December 31, 2012 is $1.15 million. Loral’s portion of the remaining commitment is $0.067 million. The amount invested in the fund, net of distributions, is $5.25 million and $6.45 million at December 31, 2012 and 2011, respectively. Loral’s portion of the amount invested as of December 31, 2012 is $0.3 million. Fund is valued on a quarterly lag with adjustment for subsequent cash activity.

(8)	Investments in bonds representing many sectors of the broad bond market with both short-term and intermediate-term maturities.

(9)	Investments mainly in discounted debt securities, bank loans, trade claims and other debt and equity securities of financially troubled companies. This partnership has a one year lock-up period with semi-annual withdrawal rights on June 30 and December 31 thereafter. As of December 31, 2012, no amount was subject to a lock-up period. This fund is reported on a one month lag.

(10)	Investments mainly in partnerships that have multi-strategy investment programs and do not rely on a single investment model. In 2011, the pension plan invested in two limited partnerships that have multi-strategy investment programs. One partnership has quarterly liquidation rights with notice of 65 days while the second partnership has monthly liquidation rights with notice of 33 days. Both funds are reported on a one month lag.

(11)	The pension plan invested in other partnerships that have reached their end of life and have closed and are unwinding their holdings. Mainly partnerships that provided mezzanine financing.

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

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2012 and 2011 is presented below:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Equity Fund	Equity Long/Short Fund	Distressed Opportunity Ltd. Partnership	Diversified Alternatives Fund	Other Limited Partnership	Multi Strategy Funds	Real Estate Fund	Total
	(In thousands)
Balance at January 1, 2011	$6,934	$5,882	$3,598	$353	$37	$–	$–	$16,804
Unrealized gain/(loss)	786	(325)	(381)	2,521	(1)	(84)	335	2,851
Realized gain/(loss)	–	–	–	(2,527)	–	–	–	(2,527)
Purchases	200	5,000	2,000	–	–	20,000	11,500	38,700
Sales	(1,050)	0	0	(347)	0	0	0	(1,397)
Balance at December 31, 2011	$6,870	$10,557	$5,217	$0	$36	$19,916	$11,835	$54,431
Unrealized gain/(loss)	(441)	(1,027)	(241)	–	2	335	–	(1,372)
Realized gain/(loss)	413	2,221	211	–	–	142	838	3,825
Purchases	400	–	–	–	23	–	–	423
Sales	(1,600)	–	–	–	(28)	–	(748)	(2,376)
Asset transfer due to Sale	(5,359)	(11,069)	(4,888)	–	–	(19,202)	(11,925)	(52,443)
Balance at December 31, 2012	$283	$682	$299	$–	$33	$1,191	$–	$2,488

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

During 2011, the pension plan received the cash proceeds from its investment in the Diversified Alternatives Fund.

The private equity fund and limited partnership valuations are primarily based on cost/price of recent investments, earnings/performance multiples, net assets, discounted cash flows, comparable transactions and industry benchmarks.

The real estate fund is a fund of funds. The fund records its investments at acquisition cost and the value is adjusted quarterly to reflect the fund’s share of income, appreciation or depreciation and additional contributions to or withdrawals from the underlying funds. The underlying funds’ real estate investments are independently appraised at least once per year and debt is marked to market on a quarterly basis. The real estate fund was sold effective December 31, 2012.

The annual audited financial statements of all funds are reviewed by the Company.

As of December 31, 2012, we fund benefit payments for our SERP monthly. As of December 31, 2011, other current assets included $0.8 million that was held in trust and designated to fund the obligations of our SERP.

Benefit Payments

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

		Other Benefits
	Pension Benefits	Gross Benefit Payments	Medicare Subsidy Receipts
2013	19,698	89	5
2014	1,539	96	5
2015	1,530	90	7
2016	1,540	78	8
2017	1,536	69	9
2018 to 2022	10,002	327	54

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66⅔%, and retirement contributions. Retirement contributions represent contributions made by the Company to provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For the years ended December 31, 2012, 2011 and 2010, Company contributions were $10.4 million, $11.5 million and $10.0 million, respectively. For the years ended December 31, 2012, 2011 and 2010, Company contributions related to discontinued operations were $10.2 million, $11.3 million and $9.8 million, respectively. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As required by the Purchase Agreement, prior to the closing of the Sale, a new stand-alone SS/L savings (401k) plan was established. Assets related to SS/L current and former employees were transferred from the Loral savings plan to the newly formed plan. With the closing of the Sale on November 2, 2012, the newly formed SS/L plan was transferred to SS/L.

16.	Financial Instruments, Derivative Instruments and Hedging

Financial Instruments

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of short-term investments, investments in available-for-sale securities and supplemental retirement plan assets is based on market quotations. The fair value of derivatives is based on the income approach, using observable Level II market expectations at the measurement date and standard valuation techniques to discount future amounts to a single present value. The carrying amount of the Land Note approximates fair value because the stated interest rate is consistent with current market rates.

Foreign Currency

In the normal course of business, we are subject to the risks associated with fluctuations in foreign currency exchange rates. To limit this foreign exchange rate exposure, we attempt to denominate all contracts in U.S. dollars. Where appropriate, derivatives are used to minimize the risk of foreign exchange rate fluctuations to operating results and cash flows. We do not use derivative instruments for trading or speculative purposes.

Derivatives and Hedging Transactions

All derivative instruments were recorded at fair value as either assets or liabilities in our consolidated balance sheets as of December 31, 2011. Each derivative instrument was generally designated and accounted for as either a hedge of a recognized asset or a liability (“fair value hedge”) or a hedge of a forecasted transaction (“cash flow hedge”). Certain of these derivatives were not designated as hedging instruments and were used as “economic hedges” to manage certain risks in our business.

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

There were no derivative instruments as of December 31, 2012.

Cash Flow Hedges

SS/L entered into long-term construction contracts with customers and vendors, some of which were denominated in foreign currencies. Hedges of expected foreign currency denominated contract revenues and related purchases were designated as cash flow hedges and evaluated for effectiveness at least quarterly. Effectiveness was tested using regression analysis. The effective portion of the gain or loss on a cash flow hedge was recorded as a component of other comprehensive income (“OCI”) and reclassified to income in the same period or periods in which the hedged transaction affected income. The ineffective portion of a cash flow hedge gain or loss was included in income.

In June 2010, SS/L was awarded a satellite contract denominated in euros and entered into a series of foreign exchange forward contracts with maturities through 2013, respectively, to hedge associated foreign currency exchange risk because our costs are denominated principally in U.S. dollars. These foreign exchange forward contracts were designated as cash flow hedges of future euro denominated receivables.

Other Foreign Exchange Contracts

In March 2012, Telesat declared a special cash distribution denominated in Canadian dollars to be paid in two tranches (see Note 8). Loral entered into a foreign exchange forward contract to hedge foreign exchange risk associated with the payment of the second tranche in July 2012. This foreign exchange forward contract was not designated as a hedging instrument.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Classification

The following summarizes the fair values and location in our consolidated balance sheet of all derivatives held by SS/L as of December 31, 2011 (in thousands):

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

Cash Flow Hedge Gains (Losses) Recognition

The following summarizes the gains (losses) recognized in the consolidated statements of operations and in accumulated other comprehensive loss for all derivatives for the years ended December 31, 2012, 2011 and 2010 (in thousands):

		Gain (Loss) Reclassified from		Gain (Loss) on Derivative
	Loss Recognized	Accumulated		Ineffectiveness and
Derivatives in Cash Flow	in OCI on Derivatives	OCI into Income		Amounts Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)		Effectiveness Testing
		Location	Amount	Location	Amount
Year ended December 31, 2012
Foreign exchange contracts	$(694)	Revenue	$(6,502)	Revenue	$242
				Interest income	$-
Year ended December 31, 2011
Foreign exchange contracts	$(8,821)	Revenue	$(17,935)	Revenue	$(411)
				Interest income	$(1)
Year ended December 31, 2010
Foreign exchange contracts	$(15,790)	Revenue	$6,054	Revenue	$636
				Interest income	$(13)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Derivatives Not Designated as	Gain (Loss) Recognized in Income
Hedging Instruments	on Derivatives
	Location	Amount
Year ended December 31, 2012
Foreign exchange contracts	Revenue	$55
	Other income	1,316
Year ended December 31, 2011
Foreign exchange contracts	Revenue	$(254)

Year ended December 31, 2010
Foreign exchange contracts	Revenue	$33

All gains (losses) from derivatives in cash flow hedging relationships and all gains (losses) from cash flow derivatives not designated as hedging instruments that were attributable to revenue were included in income from discontinued operations in our consolidated statements of operations.

17. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA for (1) pre-closing taxes; (2) Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement) relating to the ViaSat lawsuit, subject to certain sharing formulas and caps; and (3) certain breaches of representations, warranties and covenants, subject to certain limitations on survival of claims, deductibles and caps. To date, other than with respect to sharing of Covered Litigation Costs (see Legal Proceedings, below), MDA has submitted one claim for indemnification which relates to pre-closing taxes. We intend to vigorously contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations. We have reduced the gain on Sale by approximately $20 million, representing the estimated fair value of all potential indemnification liabilities as of the closing date of the Sale.

In connection with the Sale, Loral has developed a plan for restructuring its corporate functions. Through mid-2013, Loral will reduce the number of employees at its headquarters. In 2012, Loral charged approximately $11.8 million to selling, general and administrative expenses, mainly for severance and related costs, and expects to make cash payments related to the restructuring primarily during 2012 and 2013. Loral paid restructuring costs of approximately $8.0 million for the year ended December 31, 2012. At December 31, 2012, the liability recorded in the consolidated balance sheet for the restructuring was $3.8 million which includes all expected future payments under the restructuring plan relating to the Sale.

See Note 19 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.

Satellite Matters

During the launch of an SS/L-built satellite on June 1, 2012, the satellite’s south solar array was damaged, resulting in a reduction of power available to the satellite’s transponders. SS/L had total orbital receivables related to this satellite of $18 million, which represents the maximum possible loss from this anomaly, excluding the cost of the failure investigation. During the third quarter of 2012, SS/L recorded a charge of $6.5 million to reduce orbital receivables based on the estimated loss of power on the satellite. The write down of SS/L’s orbital receivables as a result of the anomaly also resulted in a $6.5 million payment by Loral to MDA pursuant to the Purchase Agreement relating to the Sale. Any additional reduction in orbital receivables for this satellite prior to November 2, 2013 would result in additional payment by Loral to MDA pursuant to the Purchase Agreement.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Arrangements

We lease certain facilities and equipment under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. We have no sublease income in any of the periods presented. Rent expense, is as follows (in thousands):

Rent
Expense
Year ended December 31, 2012	$15,951
Year ended December 31, 2011	$16,234
Year ended December 31, 2010	$18,911

Rent expense of approximately $14.9 million, $15.1 million and $17.5 million was included in income from discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively.

Property, plant and equipment relating to capital leases was $3.4 million at December 31, 2011 with accumulated amortization of $0.7 million. Depreciation and amortization of assets recorded under capital leases included in income for discontinued operations was $0.7 million in 2012, $0.7 in 2011 and nil in 2010.

The following is a schedule of future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more as of December 31, 2012 (in thousands):

Operating
Leases
2013	$445

Legal Proceedings

ViaSat

ViaSat, Inc. and ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc.) (collectively, “ViaSat”) have sued SS/L and Loral in the United States District Court for the Southern District of California. ViaSat’s amended complaint alleges, among other things, that SS/L and Loral directly and indirectly infringed, that SS/L and Loral induced infringement, and that SS/L contributed to the infringement of, certain ViaSat patents in connection with the manufacture of satellites by SS/L for customers other than ViaSat. The amended complaint also alleges that each of SS/L and Loral breached non-disclosure obligations in certain contracts with ViaSat. ViaSat’s amended complaint seeks, among other things, damages (including treble damages with respect to the patent infringement claims) in amounts to be determined at trial and to enjoin SS/L and Loral from further infringement of the ViaSat patents and breach of contract.

SS/L and Loral have answered ViaSat’s complaint and asserted defenses to ViaSat’s claims and counterclaims seeking a declaratory judgment that neither SS/L nor Loral has infringed and that they are not infringing the ViaSat patents, that ViaSat’s patents are invalid and that at least certain of ViaSat’s patents are unenforceable due to inequitable conduct. SS/L has also asserted counterclaims against ViaSat for patent infringement, alleging, among other things, that ViaSat infringed certain SS/L patents in connection with its manufacture and sale of certain satellite communication products and services. SS/L’s counterclaims seek, among other things, damages (including treble damages with respect to at least one of the patent infringement claims) in amounts to be determined at trial and to enjoin ViaSat from further infringement of the SS/L patents. In January 2013, ViaSat’s motion for summary judgment seeking an order declaring that the claims in two of SS/L’s patents are invalid was denied by the court without prejudice.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the Purchase Agreement, Loral is obligated to indemnify SS/L for all Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L, and has retained control of the defense of the lawsuit by ViaSat against SS/L and Loral as well as SS/L’s counterclaims against ViaSat in the lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for Covered Litigation Costs and Covered Litigation Damages is subject to a dollar cap.

Other Litigation

Other than the litigation with ViaSat discussed above, we are not currently subject to any other legal proceedings. In the future, however, we may become subject to other legal proceedings and claims, either asserted or unasserted, that may arise in the ordinary course of business.

18. Segments

Prior to the Sale, Loral had two operating segments: satellite manufacturing and satellite services. Our segment reporting data includes unconsolidated affiliates that meet the reportable segment criteria. The satellite services segment includes 100% of the results reported by Telesat for the years ended December 31, 2012, 2011 and 2010. Although we analyze Telesat’s revenue and expenses under the satellite services segment, we eliminate its results in our consolidated financial statements, where we report our 62.8% share of Telesat’s results as equity in net income of affiliates. Our ownership in XTAR, for which we use the equity method of accounting, is included in Corporate.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income before depreciation, amortization and stock-based compensation (excluding stock-based compensation from SS/L Phantom SARs expected to be settled in cash), gain on disposition of net assets, directors’ indemnification expense and expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: gain on disposition of net assets, directors’ indemnification expense, gains or losses on litigation not related to our operations; expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders other expense; and equity in net income of affiliates.

Adjusted EBITDA allows us and investors to compare our operating results with those of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, gain on disposition of net assets, directors’ indemnification expense, gains or losses on litigation not related to our operations, expense related to amounts payable to executives and certain employees of Telesat in connection with the special cash distribution paid to Telesat’s shareholders other expense and equity in net income of affiliates. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other expenses, which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment revenues primarily consist of satellites under construction by satellite manufacturing for satellite services and the leasing of transponder capacity by satellite manufacturing from satellite services. Summarized financial information concerning the reportable segments is as follows (in thousands):

Segment Information

	Year Ended December 31,
	2012	2011	2010
Revenues
Satellite manufacturing:
External revenues	$882,585	$967,432	$1,021,768
Intersegment revenues(1)	57,762	140,763	143,318
Satellite manufacturing revenues	940,347	1,108,195	1,165,086
Satellite services revenues(2)	846,148	817,269	797,283
Operating segment revenues before eliminations	1,786,495	1,925,464	1,962,369
Intercompany eliminations(3)	—	(830)	(6,101)
Affiliate eliminations(2)	(846,148)	(817,269)	(797,283)
Total revenues	940,347	1,107,365	1,158,985
Revenues included in income from discontinued operations	(940,347)	(1,107,365)	(1,158,985)
Revenues reported	$—	$—	$—
Segment Adjusted EBITDA(4)
Satellite manufacturing	$31,233	$137,659	$143,076
Satellite services(2)	648,202	629,150	606,651
Corporate(5)	(27,640)	(17,170)	(17,866)
Adjusted EBITDA before eliminations	651,795	749,639	731,861
Intercompany eliminations(3)	—	(279)	(1,465)
Affiliate eliminations(2)	(648,202)	(629,150)	(606,651)
Adjusted EBITDA	3,593	120,210	123,745
Adjusted EBITDA from discontinued operations	(31,233)	(137,380)	(141,612)
Adjusted EBITDA from continuing operations	(27,640)	(17,170)	(17,867)
Reconciliation to Operating loss
Depreciation, Amortization and Stock-Based Compensation(4)
Satellite manufacturing	(27,792)	(32,514)	(34,675)
Satellite services(2)	(249,134)	(248,010)	(249,318)
Corporate	(1,134)	(1,175)	(1,605)
Segment depreciation before affiliate eliminations	(278,060)	(281,699)	(285,598)
Affiliate eliminations(2)	249,134	248,010	249,318
Depreciation, amortization and stock-based compensation	(28,926)	(33,689)	(36,280)
Depreciation, amortization and stock-based compensation from discontinued operations	27,792	32,514	34,675
Depreciation, amortization and stock-based compensation as reported	(1,134)	(1,175)	(1,605)
Gain on disposition of net assets(6)	—	5,118	—
Directors’ indemnification expense (7)	—	—	(6,857)
Operating loss as reported	$(28,774)	$(13,227)	$(26,329)
Capital Expenditures
Satellite manufacturing	40,873	36,615	35,378
Satellite services(2)	170,394	390,641	254,020
Corporate	4	350	18,679
Segment capital expenditures before affiliate eliminations(8)	211,271	427,606	308,077
Affiliate eliminations(2)	(170,394)	(390,641)	(254,020)
Total capital expenditures	40,877	36,965	54,057
Capital expenditures from discontinued operations	(40,873)	(36,615)	(35,378)
Capital expenditures as reported	$4	$350	$18,679

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2012	2011
Total Assets(8)
Satellite manufacturing	$—	$929,408
Satellite services(9)	5,342,313	5,724,418
Corporate	378,992	529,501
Total assets before affiliate eliminations	5,721,305	7,183,327
Affiliate eliminations(2)	(5,342,313)	(5,347,174)
Total assets as reported	$378,992	$1,836,153

(1)	Intersegment revenues include $58 million, $140 million and $137 million for the years ended December 31, 2012, 2011 and 2010, respectively, of revenue from affiliates.
(2)	Satellite services represents Telesat. Affiliate eliminations represent the elimination of amounts attributable to Telesat whose results are reported under the equity method of accounting in our consolidated statements of operations (see Note 8).
(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for a satellite under construction by SS/L for Loral.
(4)	Compensation expense related to SS/L Phantom SARs and restricted stock units paid in cash or expected to be paid in cash is included in Adjusted EBITDA. Compensation expense related to SS/L Phantom SARs and restricted stock units paid in Loral common stock or expected to be paid in Loral common stock is included in depreciation, amortization and stock-based compensation.
(5)	Includes corporate expenses incurred in support of our operations and includes our equity investments in XTAR and Globalstar service providers.
(6)	Represents the gain included in continuing operations on the sale of Loral’s portion of the payload on the ViaSat-1 satellite and related net assets to Telesat adjusted for elimination of Loral’s ownership interest in Telesat (see Note 19).
(7)	Represents indemnification expense, net of insurance recovery, in connection with defense costs incurred by MHR affiliated directors in the Delaware shareholder derivative case.
(8)	Amounts are presented after the elimination of intercompany profit.
(9)	Includes $2.5 billion and $2.4 billion of satellite services goodwill related to Telesat as of December 31, 2012 and 2011, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by Customer Location

The following table presents our revenues, included in income from discontinued operations, by country based on customer location for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
United States	$302,112	$397,389	$645,769
Canada	57,656	137,610	137,195
Brazil	63,039	–	–
Spain	52,477	113,546	85,161
Bermuda	47,513	83,600	–
Mexico	36,653	82,657	49,157
France	33,333	80,923	24,657
People’s Republic of China (including Hong Kong)	99,039	47,967	44,135
United Kingdom	1,498	40,741	57,976
Australia	153,235	40,067	–
Luxembourg	17,698	31,107	70,678
Norway	68,305	29,809	–
The Netherlands	6,366	18,501	26,721
Other	1,423	3,448	17,536
Total revenue	$940,347	$1,107,365	$1,158,985

Revenue shown above is included in income from discontinued operations in our consolidated statements of operations.

During 2012, three of our customers accounted for approximately 17%, 12% and 11% of our consolidated revenues included in income from discontinued operations. During 2011, three of our customers accounted for approximately 13%, 12% and 10% of our consolidated revenues included in income from discontinued operations. During 2010, five of our customers accounted for approximately 19%, 13%, 12%, 12% and 11% of our consolidated revenues included in income from discontinued operations.

19. Related Party Transactions

Transactions with Affiliates

Telesat

As described in Note 8, we own 62.8% of Telesat and account for our ownership interest under the equity method of accounting.

In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian partner, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions) and provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party and provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities. In addition, the Shareholders Agreement provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat Holdco if an initial public offering has not been completed by October 31, 2011, the fourth anniversary of the Telesat transaction. In July 2012, PSP delivered to Telesat Holdco and Loral a notice initiating this process which PSP subsequently withdrew. There can be no assurance as to whether, when or on what terms an initial public offering of Telesat Holdco equity may occur.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Shareholders Agreement provides for a board of directors of each of Telesat Holdco and certain of its subsidiaries, including Telesat, consisting of 10 directors, three nominated by Loral, three nominated by PSP and four independent directors to be selected by a nominating committee comprised of one PSP nominee, one nominee of Loral and one of the independent directors then in office. Each party to the Shareholders Agreement is obligated to vote all of its Telesat Holdco shares for the election of the directors nominated by the nominating committee. Pursuant to action by the board of directors taken on October 31, 2007, Dr. Rachesky, who is non-executive Chairman of the Board of Directors of Loral, was appointed non-executive Chairman of the Board of Directors of Telesat Holdco and certain of its subsidiaries, including Telesat. In addition, Michael B. Targoff, Loral’s Vice Chairman, serves on the board of directors of Telesat Holdco and certain of its subsidiaries, including Telesat.

Information related to satellite construction contracts with Telesat is as follows (in thousands):

	For Year Ended December 31,
	2012	2011	2010
Revenues (included in income from discontinued operations) from Telesat satellite construction contracts	$57,745	$139,911	$137,195
Milestone payments received from Telesat	54,153	126,579	168,130

Amounts receivable by SS/L from Telesat related to satellite construction contracts as of December 31, 2011 were $4.6 million.

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat will pay Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our selling, general and administrative expenses for each of the years ended December 31, 2012, 2011 and 2010, are net of income of $5.0 million related to the Consulting Agreement. For the years ended December 31, 2012, 2011 and 2010, Loral received payments in cash from Telesat of $1.6 million, $3.2 million and nil, respectively, and payments in promissory notes of $4.5 million, $3.1 million and $6.0 million, respectively, for consulting fees and interest. On October 31, 2012, Telesat paid Loral $24.1 million to pay off the outstanding notes.

In connection with the Telesat transaction, Loral has retained the benefit of tax recoveries related to the transferred assets and has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of December 31, 2012 and 2011, we had recognized a net receivable from Telesat of $0.5 million, representing our estimate of the probable outcome of these tax matters, which is included as other assets of $2.6 million and long-term liabilities of $2.1 million in the consolidated balance sheet as of December 31, 2012. There can be no assurance, however, that these tax matters will be ultimately settled for the net amount recorded.

Loral, along with Telesat Holdco, Telesat, PSP and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), entered into grant agreements (the “Grant Agreements”) with certain executives of Telesat (each, a “Participant” and collectively, the “Participants”). Each of the Participants was, at the time, an executive of Telesat, which is owned by the Company together with its Canadian partner, PSP, through their ownership of Telesat Holdco.

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

Loral received special cash distributions from Telesat of $376 million on March 28, 2012 and $44 million on July 5, 2012. The distributions were the result of a Telesat refinancing and recapitalization transaction (see Note 8).

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

A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the Viasat-1 satellite in January 2008. SS/L recorded sales to ViaSat under this contract of $0.4 million, $17.7 million and $34.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. SS/L’s sales to ViaSat have been included in income from discontinued operations in our statements of operations for the three years ended December 31, 2012, 2011 and 2010.

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. In consideration for the assignment, Loral received $13 million from Telesat and was reimbursed by Telesat, for approximately $48.2 million of net costs incurred through closing of the sale, including costs for the satellite, launch and insurance, and costs of the gateways and related equipment. Also, in connection with the assignment, Loral is entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. For the year ended December 31, 2012, we earned approximately $1.0 million under this arrangement, which had not yet been paid by Telesat as of December 31, 2012. In connection with the sale, Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. Our consolidated statements of operations for the year ended December 31, 2011 included a $6.9 million gain on this transaction, including the portion classified as discontinued operations of $1.8 million, representing the $13 million in proceeds in excess of costs adjusted for cumulative intercompany profit eliminations and our retained ownership interest in Telesat. During 2010, a subsidiary of Loral entered into contracts with ViaSat for procurement of equipment and services and with Telesat for consulting, management, engineering and integration services related to the gateways that enable commercial services using the Loral Payload. Prior to April 11, 2011, we had made cumulative payments of $3.9 million to ViaSat and $1.4 million to Telesat under these agreements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs of satellite manufacturing for sales to related parties included in income from discontinued operations were $30.7 million, $124.5 million and $140.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. As of December 31, 2011, our consolidated balance sheet included a liability of $3.7 million for the future use of these transponders. Interest expense on this liabilities included in discontinued operations was $0.2 million and $0.5 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, we made payments of $2.2 million to Telesat pursuant to the agreement. The liability for the future use of these transponders was retained by SS/L in connection with the Sale.

XTAR

As described in Note 8, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial, and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of December 31, 2012 and 2011 were $5.5 million and $4.2 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the years ended December 31, 2012 and 2011.

MHR Fund Management LLC

Mark H. Rachesky, managing principal of MHR, and Hal Goldstein, a former managing principal of MHR, are members of Loral’s board of directors. Sai S. Devabhaktuni, former managing principal of MHR, was a member of the Loral Board until his resignation in January 2012.

Various funds affiliated with MHR and Dr. Rachesky held, as of December 31, 2012 and 2011, approximately 38.3% and 38.6%, respectively, of the outstanding voting common stock and as of December 31, 2012 and 2011 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.4% and 57.7%, respectively.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and Xtar and the ViaSat lawsuit. Under the agreement, Mr. Targoff receives net consulting fees of $103,000 per month after deducting certain expenses for which he reimburses the Company. Mr. Targoff earned $51,500 for service performed in the period from December 15, 2012 to December 31, 2012.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended
Year ended December 31, 2012 (3)	March 31,	June 30,	September 30,	December 31,
Operating loss	$(4,611)	$(4,264)	$(10,316)	$(9,583)

Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(4,537)	(4,128)	(12,798)	(5,750)
Equity in net income (loss) of affiliates	6,869	(11,353)	41,586	(2,762)
Income (loss) from continuing operations	(890)	(9,718)	65,404	45,646
Income from discontinued operations, net of tax	8,508	4,937	4,271	302,933
Net income (loss)	7,618	(4,781)	69,675	348,579
Net income (loss) attributable to Loral common shareholders	7,631	(4,778)	69,889	348,580
Basic and diluted income (loss) per share(1):
Basic income (loss) per share from continuing operations	(0.03)	(0.32)	2.13	1.48
Basic income per share from discontinued operations, net of tax	0.28	0.16	0.14	9.85
Basic income (loss) per share	0.25	(0.16)	2.27	11.33
Diluted income (loss) per share from continuing operations	(0.03)	(0.32)	2.05	1.46
Diluted income per share from discontinued operations, net of tax	0.28	0.16	0.14	9.76
Diluted income (loss) per share	0.25	(0.16)	2.19	11.22

	Quarter Ended
Year ended December 31, 2011(2)(3)	March 31,	June 30,	September 30,	December 31,
Operating (loss) income	$(5,093)	$1,444	$(4,076)	$(5,502)

(Loss) income from continuing operations before income taxes and equity in net income (loss) of affiliates	(559)	355	(4,865)	(7,277)
Equity in net income (loss) of affiliates	46,246	23,940	(77,262)	113,405
Income (loss) from continuing operations	43,190	14,841	(97,555)	92,132
Income from discontinued operations, net of tax	24,605	14,785	20,257	14,919
Net income (loss)	67,795	29,626	(77,298)	107,051
Net income (loss) attributable to Loral common shareholders	67,819	29,333	(77,368)	106,893
Basic and diluted income (loss) per share(1):
Basic income (loss) per share from continuing operations	1.41	0.48	(3.18)	3.00
Basic income per share from discontinued operations, net of tax	0.80	0.48	0.66	0.48
Basic income (loss) per share	2.21	0.96	(2.52)	3.48
Diluted income (loss) per share from continuing operations	1.32	0.44	(3.18)	2.80
Diluted income per share from discontinued operations, net of tax	0.78	0.47	0.66	0.48
Diluted income (loss) per share	2.10	0.91	(2.52)	3.28

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.
(2)	As a result of the Sale of SS/L on November 2, 2012, our 2011 selected quarterly financial information has been restated to reflect SS/L as a discontinued operation.
(3)	Variations in income from continuing operations among quarters in 2012 are primarily the result of (i) the effect of changes in foreign exchange rates between the Canadian dollar and the U.S. dollar on our equity in net income (loss) of Telesat and (ii) the limitation on recording our portion of Telesat’s net income or loss due to the reduction of the carrying amount of our investment in Telesat to zero as a result of the excess of cash dividends received from Telesat in 2012. In addition, equity in net income (loss) of affiliates for the quarter ended March 31, 2012 included expense related to special payments to executives and certain employees of Telesat in connection with the cash distribution to shareholders and expense related to refinancing. Equity in net income (loss) of affiliates for the quarter ended June 30, 2012 included expense related to refinancing. Variations in income from continuing operations among quarters in 2011 are primarily the result of the effect of changes in foreign exchange rates between the Canadian dollar and the U.S. dollar on our equity in net income (loss) of Telesat.

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2012, 2011 and 2010

(In thousands)

	Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	From	End of
Description	of Period	Expenses(3)	Accounts(1)	Reserves(2)	Period
Year ended 2010
Allowance for billed receivables	$3,682	$—	$—	$(3,459)	$223
Inventory allowance	$28,297	$4,297	$—	$(1,224)	$31,370
Deferred tax valuation allowance	$414,038	$(402,809)	$—	$—	$11,229
Year ended 2011
Allowance for billed receivables	$223	$—	$—	$—	$223
Inventory allowance	$31,370	$(10)	$—	$—	$31,360
Deferred tax valuation allowance	$11,229	$(375)	$33	$—	$10,887
Year ended 2012
Allowance for billed receivables	$223	$(223)	$—	$—	$—
Inventory allowance	$31,360	$(31,360)	$—	$—	$—
Deferred tax valuation allowance	$10,887	$(3,779)	$—	$—	$7,108

(1)	Changes in the deferred tax valuation allowance which have been charged to other accounts have been recorded in accumulated other comprehensive loss and other deferred tax assets.

(2)	Deductions from reserves reflect write-offs of uncollectible billed receivables and disposals of inventory.

(3)	During the fourth quarter of 2010, we determined, based on all available evidence, that a full valuation allowance was no longer required on our deferred tax assets and, therefore, $335.3 million of the valuation allowance was reversed as an income tax benefit. In addition, the valuation allowance was reduced by $67.5 million, of which $40.1 million was recorded as a benefit to continuing operations and $27.4 million was recorded as a benefit to discontinued operations. Allowances for billed receivables and inventory charged to costs and expenses in 2012 reflect the Sale of SS/L on November 2, 2012.

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Telesat Holdings Inc.

We have audited the accompanying consolidated financial statements of Telesat Holdings Inc. and subsidiaries (the “Company”), which comprise the consolidated balance sheets as at December 31, 2012 and December 31, 2011 and the consolidated statements of income, statements of comprehensive income, statements of changes in shareholders' equity and statements of cash flows for each of the years in the three-year period ended December 31, 2012, and a summary of significant accounting policies and other explanatory information.

Management's Responsibility for the Consolidated Financial Statements

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

Auditor's Responsibility

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Telesat Holdings Inc. and subsidiaries as at December 31, 2012 and December 31, 2011 and their financial performance and cash flows for each of the years in the three-year period ended December 31, 2012 in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ Deloitte LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

February 19, 2013

Toronto, Canada

Telesat Holdings Inc.

Consolidated Statements of Income
For the year ended December 31

(in thousands of Canadian dollars)	Notes	2012	2011	2010
Revenue	5	$845,810	$808,361	$821,361
Operating expenses	6	(245,361)	(187,765)	(206,464)
		600,449	620,596	614,897
Depreciation	13	(208,685)	(198,626)	(202,183)
Amortization		(35,965)	(41,021)	(45,468)
Other operating gains, net	7	5,890	114,068	83,018
Operating income		361,689	495,017	450,264
Interest expense	8	(242,206)	(227,051)	(256,582)
Loss on financing	18, 20	(77,278)	—	—
Interest and other income		1,361	1,554	5,752
(Loss) gain on changes in fair value of financial instruments		(58,984)	98,585	(11,168)
Gain (loss) on foreign exchange		78,854	(78,844)	163,966
Income before tax		63,436	289,261	352,232
Tax expense	9	(36,334)	(51,986)	(66,131)
Net income		$27,102	$237,275	$286,101

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Comprehensive Income
For the year ended December 31

(in thousands of Canadian dollars)	2012	2011	2010
Net income	$27,102	$237,275	$286,101
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax ($nil – 2012, 2011, 2010)	(1,509)	(3,541)	(1,692)
Actuarial gains (losses) on defined benefit plans, net of tax (2012 – $(376), 2011 – $10,486, 2010 – $3,357)	1,587	(31,077)	(9,450)
Other comprehensive income (loss)	78	(34,618)	(11,142)
Total comprehensive income	$27,180	$202,657	$274,959

 See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Changes in Shareholders' Equity

(in thousands of Canadian dollars)	Notes	Common shares	Preferred shares	Total share capital	Accumulated earnings (deficit)	Equity- settled employee benefits reserve	Foreign currency translation reserve	Total reserves	Total shareholders' equity
Balance at January 1, 2010		$756,414	$541,764	$1,298,178	$(112,817)	$19,906	$—	$19,906	$1,205,267
Net income for the year		—	—	—	286,101	—	—	—	286,101
Dividends declared on preferred shares		—	—	—	(30)	—	—	—	(30)
Other comprehensive loss, net of tax recovery of $3,357		—	—	—	(9,450)	—	(1,692)	(1,692)	(11,142)
Share based payments	24	—	—	—	—	4,667	—	4,667	4,667
Balance at December 31, 2010		$756,414	$541,764	$1,298,178	$163,804	$24,573	$(1,692)	$22,881	$1,484,863
Balance at January 1, 2011		$756,414	$541,764	$1,298,178	$163,804	$24,573	$(1,692)	$22,881	$1,484,863
Net income for the year		—	—	—	237,275	—	—	—	237,275
Dividends declared on preferred shares		—	—	—	(10)	—	—	—	(10)
Other comprehensive loss, net of tax recovery of $10,486		—	—	—	(31,077)	—	(3,541)	(3,541)	(34,618)
Share based payments	24	—	—	—	—	2,654	—	2,654	2,654
Balance at December 31, 2011		$756,414	$541,764	$1,298,178	$369,992	$27,227	$(5,233)	$21,994	$1,690,164
Balance at January 1, 2012		$756,414	$541,764	$1,298,178	$369,992	$27,227	$(5,233)	$21,994	$1,690,164
Net income for the year		—	—	—	27,102	—	—	—	27,102
Issuance of share capital	21	—	14,762	14,762	—	—	—	—	14,762
Return of capital	21	(415,812)	(240,734)	(656,546)	—	—	—	—	(656,546)
Other comprehensive income (loss), net of tax expense of $376		—	—	—	1,587	—	(1,509)	(1,509)	78
Share based payments		—	—	—	(25,639)	(23,189)	—	(23,189)	(48,828)
Balance at December 31, 2012		$340,602	$315,792	$656,394	$373,042	$4,038	$(6,742)	$(2,704)	$1,026,732

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Balance Sheets

(in thousands of Canadian dollars)	Notes	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	26	$180,961	$277,962
Trade and other receivables	10	63,762	46,789
Other current financial assets		6,799	7,010
Prepaid expenses and other current assets	11	22,946	22,126
Total current assets		274,468	353,887
Satellites, property and other equipment	5,13	2,090,754	2,151,915
Other long-term financial assets	5	131,535	142,408
Other long-term assets	5,12	4,692	5,536
Intangible assets	5,14	858,697	896,078
Goodwill	15	2,446,603	2,446,603
Total assets		$5,806,749	$5,996,427
Liabilities
Trade and other payables		$35,709	$45,156
Other current financial liabilities		90,591	82,988
Other current liabilities	16	77,930	67,877
Current indebtedness	18	31,953	86,495
Total current liabilities		236,183	282,516
Long-term indebtedness	18	3,374,977	2,748,131
Deferred tax liabilities	9	485,163	451,896
Other long-term financial liabilities		281,462	259,783
Other long-term liabilities	17	402,232	422,502
Senior preferred shares	19	—	141,435
Total liabilities		4,780,017	4,306,263
Shareholders' Equity
Share capital	21	656,394	1,298,178
Accumulated earnings		373,042	369,992
Reserves		(2,704)	21,994
Total shareholders' equity		1,026,732	1,690,164
Total liabilities and shareholders' equity		$5,806,749	$5,996,427

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Cash Flows
For the year ended December 31

(in thousands of Canadian dollars)	Notes	2012	2011	2010
Cash flows from operating activities
Net income		$27,102	$237,275	$286,101
Adjustments to reconcile net income to cash flows from operating activities:
Amortization and depreciation		244,650	239,647	247,651
Deferred tax expense	9	37,899	51,854	63,852
Unrealized foreign exchange (gain) loss		(83,371)	67,706	(170,016)
Loss (gain) on derivatives		58,984	(87,914)	13,955
Dividends on senior preferred shares		—	1,650	2,075
Share-based compensation	24	1,202	2,654	4,667
Loss (gain) on disposal of assets	7	778	1,483	(3,826)
Impairment loss on intangible assets	7	—	19,468	—
Reversal of impairment loss on satellites, property and other equipment	7	—	—	(7,923)
Reversal of impairment loss on intangible assets	7	(1,194)	—	(71,269)
Insurance proceeds	7	—	(135,019)	—
Loss on financing	18, 20	77,278	—	—
Other		(48,862)	(30,801)	(24,930)
Customer prepayments on future satellite services		40,345	57,768	30,982
Insurance proceeds		314	11,228	—
Repurchase of stock options and exercise of stock appreciation rights		(35,266)	—	—
Operating assets and liabilities	26	(26,507)	(13,113)	(29,815)
Net cash from operating activities		$293,352	$423,886	$341,504
Cash flows from investing activities
Satellite programs		$(162,549)	$(356,199)	$(257,725)
Purchase of other property and equipment		(7,611)	(17,566)	(3,966)
Purchase of intangible assets	14	(166)	(12,618)	—
Insurance proceeds	7	—	135,019	—
Proceeds from sale of assets		72	148	26,926
Net cash used in investing activities		$(170,254)	$(251,216)	$(234,765)
Cash flows from financing activities
Proceeds from indebtedness		$3,306,865	$—	$—
Proceeds from issue of promissory note	20	145,466	—	—
Repayment of promissory note	20	(145,466)	—	—
Repayment of Loral Notes		(20,821)	—	—
Repayment of indebtedness		(2,611,220)	(108,741)	(34,946)
Repayment of senior preferred shares	19	(141,435)	—	—
Payment of premium on early retirement of indebtedness		(39,444)	—	—
Payment of debt issue costs		(52,030)	—	—
Return of capital to shareholders	21	(656,546)	—	—
Dividends paid on preferred shares		—	(10)	(30)
Satellite performance incentive payments		(4,582)	(5,928)	(5,099)
Net cash used in financing activities		$(219,213)	$(114,679)	$(40,075)
Effect of changes in exchange rates on cash and cash equivalents		$(886)	$(324)	$(558)
(Decrease) increase in cash and cash equivalents		$(97,001)	$57,667	$66,106
Cash and cash equivalents, beginning of year		277,962	220,295	154,189
Cash and cash equivalents, end of year	26	$180,961	$277,962	$220,295
Supplemental disclosure of cash flow information
Interest received		$1,127	$2,121	$2,404
Interest paid		$256,985	$242,905	$279,053
Income taxes paid		$3,764	$2,329	$3,391

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

1. BACKGROUND OF THE COMPANY

Telesat Holdings Inc. (the “Company” or “Telesat”) is a Canadian corporation. Telesat is a global fixed satellite services operator providing secure satellite-delivered communications solutions worldwide to broadcast, telecom, corporate and government customers. The Company has a fleet of 13 satellites plus the Canadian Ka-band payload on ViaSat-1 with one more satellite awaiting launch. Telesat also manages the operations of additional satellites for third parties. Telesat is headquartered in Ottawa at 1601 Telesat Court, Ontario, Canada, K1B 5P4, with offices and facilities around the world.

On October 31, 2007, Canada’s Public Sector Pension Investment Board (“PSP Investments”) and Loral Space & Communications Inc. (“Loral”), through a newly formed entity called Telesat Holdings Inc. completed the acquisition of Telesat Canada from BCE Inc. As at December 31, 2012, Loral and PSP Investments indirectly hold an economic interest in Telesat of 62.8% and 35.3%, with the remaining interest held by private individuals. Loral indirectly holds a voting interest of 33 1/3% on all matters including the election of directors. PSP Investments indirectly holds a voting interest of 66 2/3% on all matters except for the election of directors, and a 30% voting interest for the election of directors. The remaining voting interest of 36 2/3% for the election of directors is held by shareholders of the Company’s director voting preferred shares.

2. BASIS OF PRESENTATION

Statement of Compliance

The consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The accounting policies described in note 3 were consistently applied to all the periods presented.

Approval of Financial Statements

These financial statements were approved by the Audit Committee of the Board of Directors and authorized for issue on February 19, 2013.

Basis of Consolidation

These consolidated financial statements include the results of the Company and subsidiaries controlled by the Company. Control is achieved when the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The most significant wholly-owned subsidiaries are listed in note 28.

3. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared on the historical cost basis except for certain financial instruments which are measured at fair values, as explained in the accounting policies below. Historical cost is based on the fair value of the consideration given or received in exchange for assets or liabilities.

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

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Upon consolidation of the Company’s foreign operations having a functional currency other than the Canadian dollar, assets and liabilities are translated at the year end exchange rate, and revenue and expenses are translated at average exchange rates for the year. Gains or losses on translation of foreign subsidiaries are recognized in other comprehensive income (“OCI”).

On the financial statements of the Company and its subsidiaries, foreign currency non-monetary assets and liabilities are translated at their historical exchange rates, foreign currency monetary assets and liabilities are translated at the year end exchange rates, and foreign denominated revenue and expenses are translated at average exchange rates for the year. Gains or losses on translation of these items are recognized as a component of net income.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and short-term investments. Restricted cash expected to be used within the next twelve months has been classified as cash and cash equivalents.

Revenue Recognition

Telesat recognizes revenue from satellite services when earned, as services are rendered or delivered to customers. Revenue is measured at the fair value of the consideration received or receivable. There must be clear evidence that an arrangement exists, the amount of revenue must be known or determinable and collectability must be reasonably assured.

Revenue from a contract to sell consulting services is recognized as follows:

•	Consulting revenue for “cost plus” contracts are recognized after the work has been completed and accepted by the customer.

•	The percentage of completion method is used for “fixed price” consulting revenue contracts. Percentage of completion is measured by comparing actual cost incurred to total cost expected.

Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty or return and there is no general right of return. Historically Telesat has not incurred significant expense for warranties and consequently no provision for warranties are recorded.

When a transaction involves more than one product or service, revenue is allocated to each deliverable based on its relative fair value; otherwise, revenue is recognized as products are delivered or as services are provided over the term of the customer contract. Transactions are evaluated to determine whether Telesat is the principal and if the transactions should be recorded on a gross or net basis.

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

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Borrowing Costs

Borrowing costs are incurred on the Company’s debt financing. Borrowing costs directly attributable to the acquisition, production or construction of a qualifying asset are added to the cost of that asset. The Company has defined a qualifying asset as an asset that takes longer than twelve months to get ready for its intended use or sale. Capitalization of borrowing costs continues until such time as the asset is substantially ready for its intended use or ready for sale. Borrowing costs are determined based on specific financing related to the asset or in the absence of specific financing, the borrowing costs are calculated on the basis of a capitalization rate which is equal to the Company’s weighted average cost of debt. All other borrowing costs are expensed in the period in which they are incurred.

Satellites, Property and Other Equipment

Satellites, property and other equipment, which are carried at cost, less accumulated depreciation and any accumulated impairment losses, include the contractual cost of equipment, capitalized engineering costs, and with respect to satellites, the cost of launch services, launch insurance and capitalized borrowing costs during construction.

Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets.

Below are the estimated useful lives in years of satellites, property and other equipment as of December 31, 2012.

Years
Satellites	12 to 15
Property and other equipment	2 to 30

Construction in progress is not depreciated as depreciation only starts when the asset is ready for its intended use. For satellites, depreciation commences on the day the satellite becomes available for service and continues until the accumulated depreciation equals the amount of the cost or until the satellite is retired.

The investment in each satellite will be removed from the property accounts when the satellite has been fully depreciated and is no longer in service. When other property is retired from operations at the end of its useful life, the amount of the asset and accumulated depreciation are removed from the accounts. Earnings are credited with the amount of any net salvage value and charged with any net cost of removal. When an item is sold prior to the end of its useful life, the gain or loss is recognized in income immediately.

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

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Impairment of Long-Lived Assets

Tangible fixed assets and finite life intangible assets are assessed for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the carrying value of assets exceeds the recoverable amount.

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

An impairment loss is the amount by which the carrying amount of an asset or CGU exceeds its recoverable amount. When an impairment loss subsequently reverses, the carrying amount of the asset (or a CGU) is increased to the revised estimate of its recoverable amount, so that the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognized for the asset (or CGU) in prior years. Impairment losses and reversals of impairment losses are recognized in other operating gains.

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

Below are the estimated useful lives in years of the finite life intangible assets as of December 31, 2012.

Years
Revenue backlog	4 to 17
Customer relationships	11 to 21
Customer contract	15
Concession rights	8 to 15
Transponder rights	5 to 14
Patents	18

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Impairment of Goodwill and Indefinite Life Intangible Assets

An assessment for impairment of goodwill and indefinite life intangible assets are performed annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of these assets are likely to exceed their recoverable amount. Goodwill is tested for impairment at the entity level as this represents the lowest level within the Company at which the goodwill is monitored for internal management purposes, and is not larger than an operating segment. Indefinite life intangibles have not been allocated to any CGU and are tested for impairment at the asset level.

An impairment test consists of assessing the recoverable amount of an asset, which is the higher of its fair value less cost to sell and its value in use.

Orbital Slots

In performing the orbital slot impairment analysis, the Company determines, for each orbital slot, its fair value less costs to sell, known as the market approach, and its value in use, known as the build-up approach, on an annual basis. The higher of these two amounts is determined to be the recoverable amount. To the extent that the recoverable amount is less than the carrying value of the asset, an impairment exists and the asset is written down to its recoverable amount.

Fair value less costs to sell is the amount obtainable from the sale of an asset in an arm’s length transaction between knowledgeable and willing parties after deducting the costs of disposal. In order to determine this amount, the Company estimates what an independent third party would pay to purchase the orbital slot by looking to actual market transactions for similar assets.

The value in use amount is the present value of the future cash flows expected to be derived from the asset. The determination of this amount includes projections of cash inflows from the continuing use of the asset and cash outflows that are required to generate the associated cash inflows. These cash inflows are discounted at an appropriate weighted average cost of capital.

The key assumptions used in estimating the recoverable amounts of the orbital slots include:

i)	the market penetration leading to revenue growth;

ii)	the profit margin;

iii)	the duration and profile of the build-up period;

iv)	the estimated start-up costs and losses incurred during the build-up period; and

v)	the weighted average cost of capital.

Goodwill

In performing the goodwill impairment analysis, the Company assesses the recoverable amount of the asset using the build-up approach as well as the market approach in the determination of the fair value of goodwill at the entity level.

Under the build-up approach, the sum of the projected discounted cash flows for the next five years in addition to a terminal value are used to determine the fair value at the entity level. In this model, significant assumptions used include: revenue, expenses, capital expenditures, working capital, terminal growth rate and discount rate.

Under the market approach, the fair value at the entity level is determined based on market multiples derived from comparable public companies. As part of that analysis, assumptions are made regarding comparability of selected companies including revenue, earnings before interest, taxes, depreciation and amortization multiples for valuation purposes, growth rates, size and overall profitability.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Under both approaches, all assumptions used in the model are based on management’s best estimates. The discount rates are consistent with external sources of information.

Trade Name

For the purposes of impairment testing, the fair value of the trade name was determined using an income approach, specifically the relief from royalties method.

The relief from royalties method is comprised of two major steps:

i)	a determination of the hypothetical royalty rate; and

ii)	the subsequent application of the royalty rate to projected revenue.

In determining the hypothetical royalty rate in the relief from royalties method, the Company considered comparable license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. The key assumptions used include the tax and discount rates.

Financial Instruments

Telesat uses derivative financial instruments to manage its exposure to foreign exchange rate risk associated with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. Currently, Telesat does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All realized and unrealized gains and losses on these derivative financial instruments are recorded in the consolidated statement of income and included as part of (loss) gain on changes in fair value of financial instruments.

Financial assets and financial liabilities that are classified as held-for-trading (“HFT”) are measured at fair value. The unrealized gains and losses relating to the HFT assets and liabilities are recorded in the consolidated statement of income included in (loss) gain on changes in fair value of financial instruments. Loans and receivables and other liabilities are recorded at amortized cost in accordance with the effective interest rate method.

Derivatives, including embedded derivatives that must be separately accounted for, are recorded at fair value on the consolidated balance sheet at inception and marked to market at each reporting period thereafter. Derivatives embedded in other financial instruments are treated as separate derivatives when their risk and characteristics are not closely related to those of the host contract and the host contract is measured separately according to its characteristics. The Company accounts for embedded foreign currency derivatives and the related host contract as a single instrument where the contract requires payments denominated in the currency that is commonly used in contracts to procure non-financial items in the economic environment in which Telesat transacts.

Transaction costs for financial instruments classified as HFT are expensed as incurred. Transaction costs that are directly attributable to the acquisition of the financial assets and financial liabilities (other than HFT) are added or deducted from the fair value of the financial asset and financial liability on initial recognition.

Financing Costs

The debt issuance costs related to the Revolving Credit Facility and the Canadian Term Loan Facility are accounted for as short-term and long-term deferred charges and included in prepaid expenses and other current assets and other long-term assets. The deferred charges are amortized to interest expense on a straight-line basis. All other debt issuance costs are amortized to interest expense using the effective interest method.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Pension plan assets are valued at fair value which is also the basis used for calculating the expected rate of return on plan assets. The discount rate is based on the market interest rate of high quality bonds and is consistent with guidance described by the Canadian Institute of Actuaries in an Educational note dated September 2011. Past service costs arising from plan amendments are recognized immediately to the extent that the benefits are already vested, and otherwise are amortized on a straight-line basis over the average remaining vesting period. All actuarial gains and losses are recognized immediately in other comprehensive income in the period in which they occur and recognized in accumulated earnings. A valuation is performed at least every three years to determine the present value of the accrued pension and other retirement benefits.

The pension expense for 2012 was determined based on membership data as at December 31, 2010. The accrued benefit obligation as at December 31, 2012 was determined based on the membership data as at December 31, 2011, extrapolated one year, and based on December 31, 2012 assumptions. For post-retirement benefits, the expense for 2012 was based on membership data as at December 31, 2009. The accrued benefit obligation as at December 31, 2012 was determined based on membership data as at September 30, 2012, extrapolated three months, and based on December 31, 2012 assumptions. The most recent valuation of the pension plans for funding purposes was as of January 1, 2012. The next required valuation for the employee pension plan is as of January 1, 2013 while the pension plan for designated employees is due as of January 1, 2015. Valuations will be performed for both pension plans as of January 1, 2013.

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

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Inventory

Inventories are valued at the lower of cost and net realizable value and consist of finished goods and work in process. Cost for substantially all network equipment inventories are determined on a weighted average cost basis. Cost for work in process and certain one-of-a-kind finished goods are determined using the specific identification method.

Income Taxes

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

Future Changes in Accounting Policies

The IASB recently issued a number of new accounting standards. The new standards determined to be applicable to the Company are disclosed below. The remaining standards have been excluded as they are not applicable or not material.

Financial instruments

IFRS 9, Financial Instruments (“IFRS 9”) was issued by the International Accounting Standards Board (“IASB”) on October 28, 2010, and will replace IAS 39, Financial Instruments: Recognition and Measurement (“IAS 39”). IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, replacing multiple rules in IAS 39. The approach in IFRS 9 is based on how an entity manages its financial instruments in the context of its business model and the contractual cash flow characteristics of the financial assets. Two measurement categories continue to exist to account for financial liabilities in IFRS 9, fair value through profit or loss (“FVTPL”) and amortized cost. Financial liabilities held-for-trading are measured at FVTPL, and all other financial liabilities are measured at amortized cost unless the fair value option is applied. The treatment of embedded derivatives under the new standard is consistent with IAS 39 and is applied to financial liabilities and non-derivative hosts not within the scope of this standard. IFRS 9 is effective for annual periods beginning on or after January 1, 2015. The Company is currently evaluating the impact of IFRS 9 on its consolidated financial statements.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Presentation of financial statements

On June 16, 2011, the IASB issued the amended version of IAS 1, Presentation of Financial Statements (“IAS 1”). The amendments to IAS 1 retain the “one or two statement” approach at the option of the entity and revise how the components of other comprehensive income are presented. The revised standard is effective for annual periods beginning on or after July 1, 2012. The Company is currently evaluating the impact of revised IAS 1 on its consolidated financial statements.

Accounting for post employment benefits

On June 16, 2011, the IASB issued the amended version of IAS 19, Employee Benefits (“IAS 19R”). The amendments make changes in eliminating the accounting option to defer the recognition of actuarial gains and losses, streamlining the presentation of changes in assets and liabilities arising from defined benefit plans as well as amendments to disclosure requirements. Changes in the defined benefit obligation and plan assets are disaggregated into three components: service costs, net interest on the net defined benefit obligation (asset) and remeasurements of the net defined benefit obligation (asset). The revised standard is effective for annual periods beginning on or after January 1, 2013, with earlier application permitted. The Company is currently evaluating the impact of IAS 19R on its consolidated financial statements.

Fair value measurement and disclosure requirements

IASB issued IFRS 13, Fair value measurement (“IFRS 13”) on May 12, 2011. IFRS 13 provides guidance on how fair value measurement should be applied whenever its use is already required or permitted by other standards within IFRS. IFRS 13 is effective for annual periods beginning on or after January 1, 2013, with earlier application permitted. The Company is currently evaluating the impact of revised IFRS 13 on its consolidated financial statements.

4. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Critical judgments in applying accounting policies

The following are the critical judgments made in applying the Company’s accounting policies which have the most significant effect on the amounts reported in the financial statements:

Revenue recognition

The Company’s accounting policy relating to revenue recognition is described in note 3. The percentage of completion method is used for fixed price consulting revenue contracts and requires judgment by management to accurately estimate costs incurred and accurately estimate costs required to complete contracts.

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

Determining whether an arrangement contains a lease

Management uses significant judgment in assessing whether each new arrangement contains a lease based on IFRIC 4. The determination of whether an arrangement is, or contains a lease, is based on the substance of the arrangement at inception date or whether the fulfillment of the arrangement is dependent on the use of a specific asset or assets or the arrangement conveys a right to use the asset. If contracts contain a lease arrangement, the leases are classified as finance leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES  – (continued)

Critical accounting estimates and assumptions

The Company makes accounting estimates and assumptions that affect the carrying value of assets and liabilities, reported net income and disclosure of contingent assets and liabilities. Estimates and assumptions are based on historical experience, current events and other relevant factors, therefore, actual results may differ and could be material. The accounting estimates and assumptions critical to the determination of the amounts reported in the financial statements are as follows:

Derivative financial instruments measured at fair value

Derivative financial assets and liabilities measured at fair value were $109.3 million and $282.9 million, respectively, at December 31, 2012 (December 31, 2011 — $134.4 million and $213.5 million, respectively). Quoted market values are unavailable for the Company’s financial instruments and in the absence of an active market, the Company determines fair value for financial instruments based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs. The determination of fair value is affected significantly by the assumptions used for the amount and timing of estimated future cash flows and discount rates. As a result, the fair value of financial assets and liabilities and the amount of gains or losses on changes in fair value recorded to net income could vary.

Impairment of goodwill

Goodwill represents $2,446.6 million of total assets at December 31, 2012 and December 31, 2011. Determining whether goodwill is impaired requires an estimation of the Company’s value. The Company’s value requires management to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, tax rates, and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Impairment of intangible assets

Intangible assets represent $858.7 million of total assets at December 31, 2012 (December 31, 2011 —  $896.1 million). Impairment of intangible assets is tested annually or more frequently if indicators of impairment exist. The impairment analysis requires the Company to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, discount rates, tax rates, and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Where an impairment loss subsequently reverses, the carrying amount of the CGU or individual asset is increased to the revised estimate of its recoverable amount, so long as the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognized for the CGU or individual asset in prior years.

The reversal of an impairment requires management to re-assess several indicators that led to the impairment. It requires the valuation of the recoverable amount by estimating the future cash flows expected to arise from the CGU or individual asset and the determination of a suitable discount rate in order to calculate its present value. Significant judgments are made in establishing these assumptions.

Employee benefits

The cost of defined benefit pension plans and other post employment medical benefits and the present value of the pension obligation are determined using actuarial valuations. An actuarial valuation involves making various assumptions which may differ from actual developments in the future. These include the determination of the discount rate, future salary increases, mortality rates, future pension increases and return on plan assets. Due to the complexity of the valuation, the underlying assumptions, and its long-term nature, a defined benefit obligation is highly sensitive to changes in these assumptions. All assumptions are reviewed annually.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES  – (continued)

Determination of useful life of satellites and finite life intangible assets

The estimated useful life and depreciation method for satellites and finite life intangible assets are reviewed annually, with the effect of any changes in estimate being accounted for on a prospective basis. Any change in these estimates may have a significant impact on the amounts reported.

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

The Company derives revenue from the following services:

•	Broadcast — distribution or collection of video and audio signals in the North American and International markets which include delivery of television programming, occasional use services, bundled, value added services such as digital encoding, satellite capacity, uplinking and downlinking services and radio services.

•	Enterprise — provision of satellite capacity and ground network services for voice, data, image transmission and internet services around the world.

•	Consulting and other — all consulting services related to space and earth segments, government studies, satellite control services and research and development.

Revenue derived from the above service lines were as follows:

Year ended December 31	2012	2011	2010
Broadcast	$439,410	$436,676	$454,216
Enterprise	380,496	341,884	334,983
Consulting and Other	25,904	29,801	32,162
Total revenue	$845,810	$808,361	$821,361

Geographic Information

Revenue by geographic region was based on the point of origin of the revenue (destination of the billing invoice), allocated as follows:

Year ended December 31	2012	2011	2010
Canada	$417,383	$411,185	$419,032
United States	268,434	247,924	261,136
Europe, Middle East & Africa	74,952	75,887	77,031
Asia & Australia	17,297	19,254	16,268
Latin America & Caribbean	67,744	54,111	47,894
Total revenue	$845,810	$808,361	$821,361

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. SEGMENT INFORMATION  – (continued)

Telesat’s satellites are in geosynchronous orbit. For disclosure purposes, the satellites have been classified based on ownership. Satellites, property and other equipment and intangible assets by geographic region are allocated as follows:

As at December 31	2012	2011
Canada	$1,796,850	$1,809,152
United States	236,605	276,211
All others	57,299	66,552
Total satellites, property and other equipment	$2,090,754	$2,151,915

As at December 31	2012	2011
Canada	$813,976	$848,898
United States	31,736	33,257
All others	12,985	13,923
Total intangible assets	$858,697	$896,078

Other long-term financial assets and other long-term assets by geographic region are allocated as follows:

As at December 31	2012	2011
Canada	$125,136	$141,084
All others	6,399	1,324
Total other long-term financial assets	$131,535	$142,408

As at December 31	2012	2011
Canada	$4,184	$3,386
United States	508	2,150
Total other long-term assets	$4,692	$5,536

Goodwill was not allocated to geographic regions in any of the years.

Major Customers

For the year ended December 31, 2012, there were two significant customers each representing more than 10% of consolidated revenue (December 31, 2011 — two customers, December 31, 2010 — two customers).

6. OPERATING EXPENSES

The Company’s operating expenses are comprised of the following:

Year ended December 31	2012	2011	2010
Compensation and employee benefits (a)	$115,896	$61,755	$66,438
Other operating expenses (b)	47,555	48,110	52,341
Cost of sales (c)	81,910	77,900	87,685
Operating expenses	$245,361	$187,765	$206,464

(a)	Compensation and employee benefits include salaries, bonuses, commissions, post-employment benefits and charges arising from the award of stock options. The expense for the year ended December 31, 2012, includes $52.5 million of compensation and benefit expense related to payments to executives and certain employees of Telesat in conjunction with the special cash distribution paid to the Company’s shareholders (see note 29) and the cost of benefits associated with the repurchase for cash consideration of stock options and the exercise of share appreciation rights in respect to their stock options by certain executives.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

6. OPERATING EXPENSES  – (continued)

(b)	Other operating expenses include general and administrative expenses, marketing expenses, in-orbit insurance expense, professional fees and facility costs.

(c)	Cost of sales includes the rental of third-party capacity, the cost of equipment sales and costs directly attributable to the facilitation of customer contracts.

7. OTHER OPERATING GAINS, NET

Year ended December 31	2012	2011	2010
Insurance proceeds (a)	$—	$135,019	$—
Impairment reversal (loss) on intangible assets (note 14)	1,194	(19,468)	71,269
Impairment reversal on satellites, property and other equipment (b)	—	—	7,923
Gain on forgiveness of satellite performance incentive payments	5,474	—	—
(Loss) gain on disposal of assets	(778)	(1,483)	3,826
Other operating gains, net	$5,890	$114,068	$83,018

(a)	The Company had insurance policies that provided coverage for a total, constructive total, or partial loss of Telstar 14R /Estrela do Sul 2. Following the launch of the satellite in May 2011, the Company determined that the north solar array failed to fully deploy and promptly filed a notice of loss with its insurers. During the third quarter of 2011, the Company filed a claim under its policies to its insurers. In December 2011, the Company received insurance proceeds of USD $132.7 million from its insurers with respect to the claim. Based on management’s best estimate and assumptions, there was no impairment in Telstar 14R/Estrela do Sul 2 as a result of the solar array failure.

(b)	In 2010, an impairment loss of $7.9 million was reversed on the satellites. The reversal of impairment was mainly due to changes in revenue assumptions.

8. INTEREST EXPENSE

The components of interest expense are as follows:

Year ended December 31	2012	2011	2010
Interest expense on indebtedness	$197,389	$181,428	$191,824
Interest expense on derivative instruments	45,877	62,124	60,818
Interest expense on performance incentive payments	4,142	4,361	5,016
Interest expense on senior preferred shares	2,380	9,869	12,339
Interest expense on promissory note	8,629	—	—
Interest expense on Loral Notes	1,255	1,291	1,005
Other expenses	—	—	224
Capitalized interest	(17,466)	(32,022)	(14,644)
Interest expense	$242,206	$227,051	$256,582

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

9. INCOME TAXES

Year ended December 31	2012	2011	2010
Current tax (recovery) expense	$(1,565)	$132	$2,279
Deferred tax expense	37,899	51,854	63,852
Tax expense	$36,334	$51,986	$66,131

A reconciliation of the statutory income tax rate, which is a composite of Canadian federal and provincial rates, to the effective income tax rate is as follows:

Year ended December 31	2012	2011	2010
Income before tax	$63,436	$289,261	$352,232
Multiplied by the statutory income tax rate of 26.51% (2011 – 28.11%, 2010 – 30.49%)	16,817	81,311	107,396
Income tax recorded at rates different from the Canadian tax rate	(2,391)	(408)	179
Permanent differences	2,849	(9,316)	(17,811)
Effect on deferred tax balances due to change in income tax rate from 25.15% to 26.51% (effective June 20, 2012)	25,420	—	—
Origination and reversal of temporary differences	(3,942)	(10,145)	(24,880)
Previously unrecognized tax losses and credit	—	(8,977)	—
Adjustments related to prior years	(2,224)	—	—
Other	(195)	(479)	1,247
Tax expense	$36,334	$51,986	$66,131
Effective income tax rate	57.28%	17.97%	18.77%

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

As at December 31	2012	2011
Deferred tax assets
Investment tax credit	$4,063	$2,702
Foreign tax credit	14,977	11,289
Financing charges	11,461	5,439
Deferred revenue	3,298	4,065
Loss carry forwards	7,345	25,538
Employee benefits	14,180	15,250
Other	766	471
Total deferred tax assets	$56,090	$64,754
Deferred tax liabilities
Capital assets	$(297,661)	$(276,158)
Intangibles	(235,223)	(226,855)
Finance charges	(4,941)	(9,359)
Reserves	(3,428)	(4,278)
Total deferred tax liabilities	$(541,253)	$(516,650)
Deferred tax liabilities, net	$(485,163)	$(451,896)

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

9. INCOME TAXES  – (continued)

Losses and tax credits

At December 31, 2012, the Company had Canadian tax losses carried forward of $27.7 million and U.S. tax losses carried forward of $31.2 million. The deferred tax asset not recognized in respect of the U.S. losses was $10.6 million. The Canadian and U.S. losses will expire between 2027 and 2030.

The Company has $121 million of Canadian capital losses carried forward which may only be used against future capital gains. The deferred tax asset not recognized in respect of these losses was $16 million. These losses may be carried forward indefinitely.

In addition, the Company has $22.2 million of investment tax credits and foreign tax credits which may only be used to offset taxes payable. The deferred tax assets not recognized in respect of these credits is $3.2 million. They will begin to expire in 2013.

Investments in subsidiaries

As at December 31, 2012, the Company had temporary differences of $30.7 million associated with investments in subsidiaries for which no deferred tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and it is not probable that these differences will reverse in the foreseeable future.

10. TRADE AND OTHER RECEIVABLES

As at December 31	2012	2011
Trade receivables	$63,808	$49,936
Trade receivables due from related parties	21	386
Less: Allowance for doubtful accounts	(2,951)	(3,740)
Net trade receivables	60,878	46,582
Other receivables	2,884	207
Trade and other receivables	$63,762	$46,789

Allowance for doubtful accounts

The movement in the allowance for doubtful accounts was as follows:

Year ended December 31	2012	2011
Allowance for doubtful accounts, beginning of year	$3,740	$7,128
Provisions (reversal) for impaired receivables	158	(136)
Receivables written off during the year	(671)	(3,050)
Foreign currency exchange differences	(276)	(202)
Allowance for doubtful accounts, end of year	$2,951	$3,740

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

11. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As at December 31	2012	2011
Prepaid expenses (a)	$16,400	$10,302
Income tax recoverable	1,233	5,902
Inventory (b)	5,013	4,259
Deferred charges (c)	300	1,663
Prepaid expenses and other current assets	$22,946	$22,126

(a)	Prepaid expenses are primarily comprised of prepaid satellite in-orbit insurance, prepaid interest on long-term indebtedness, and prepaid license fees.

(b)	At December 31, 2012, inventory consists of $4.9 million of finished goods (December 31, 2011 — $4.1 million) and $0.1 million of work in process (December 31, 2011 — $0.2 million). During the year, $21.1 million was recognized as cost of equipment sales and recorded as an operating expense (December 31, 2011 — $18.3 million, December 31, 2010 — $15.6 million).

(c)	Deferred charges include deferred financing charges relating to the Revolving Credit Facility and the Canadian Term Loan Facility (see note 18).

12. OTHER LONG-TERM ASSETS

As at December 31	2012	2011
Prepaid satellite in-orbit insurance	$1,325	$4,921
Deferred charges	1,061	87
Income tax recoverable	1,779	—
Other	527	528
Other long-term assets	$4,692	$5,536

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

13. SATELLITES, PROPERTY AND OTHER EQUIPMENT

	Satellites	Property and other equipment	Assets under construction	Total
Cost at January 1, 2011	$2,018,872	$183,916	$354,742	$2,557,530
Additions	—	1,368	371,997	373,365
Disposals/retirements	(26,502)	(16,336)	—	(42,838)
Reclassifications and transfers from assets under construction	321,743	24,791	(346,534)	—
Impact of currency translation	—	(276)	—	(276)
Cost at December 31, 2011	$2,314,113	$193,463	$380,205	$2,887,781
Additions	—	2,098	146,633	148,731
Disposals/retirements	—	(6,917)	—	(6,917)
Reclassifications and transfers from assets under construction	267,834	12,856	(280,690)	—
Impact of currency translation	—	(610)	(20)	(630)
Cost at December 31, 2012	$2,581,947	$200,890	$246,128	$3,028,965
Accumulated depreciation and impairment at January 1, 2011	(505,608)	(73,133)	—	(578,741)
Depreciation	(181,658)	(16,968)	—	(198,626)
Disposals/retirements	26,502	14,769	—	41,271
Impact of currency translation	—	230	—	230
Accumulated depreciation and impairment at December 31, 2011	$(660,764)	$(75,102)	$—	$(735,866)
Depreciation	(191,471)	(17,214)	—	(208,685)
Disposals/retirements	—	6,003	—	6,003
Impact of currency translation	—	337	—	337
Accumulated depreciation and impairment at December 31, 2012	$(852,235)	$(85,976)	$—	$(938,211)
Net carrying values
At December 31, 2011	$1,653,349	$118,361	$380,205	$2,151,915
At December 31, 2012	$1,729,712	$114,914	$246,128	$2,090,754

Substantially all of the Company’s satellites, property and other equipment have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities (note 18).

Borrowing costs of $17.5 million arising on financing were capitalized for the year ended December 31, 2012 (December 31, 2011 — $32.0 million, December 31, 2010 — $14.6 million). The average capitalization rate was 7% (8% in 2011, 8% in 2010), representing the Company’s weighted average cost of debt.

No impairment was recognized for the years ended December 31, 2010, 2011 and 2012. In 2010, an impairment of $7.9 million was reversed on the satellites.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

14. INTANGIBLE ASSETS

	Indefinite life		Finite life					Total Intangibles
	Orbital slots	Trade name	Revenue backlog	Customer relationships	Customer contract	Transponder rights	Other
Cost at January 1, 2011	$597,838	$17,000	$268,267	$198,026	$—	$28,497	$1,458	$1,111,086
Additions	—	—	—	—	12,618	—	—	12,618
Impact of currency translation	615	—	70	51	—	—	(123)	613
Cost at December 31, 2011	$598,453	$17,000	$268,337	$198,077	$12,618	$28,497	$1,335	$1,124,317
Additions	—	—	—	—	63	—	103	166
Disposals	—	—	—	—	—	—	—	—
Impact of currency translation	(861)	—	(88)	(63)	—	—	(157)	(1,169)
Cost at December 31, 2012	$597,592	$17,000	$268,249	$198,014	$12,681	$28,497	$1,281	$1,123,314
Accumulated amortization and impairment at January 1, 2011	$(101)	$—	$(110,227)	$(44,171)	$—	$(10,843)	$(197)	$(165,539)
Amortization	—	—	(27,930)	(11,005)	(39)	(4,109)	(86)	(43,169)
Impairment	(19,468)	—	—	—	—	—	—	(19,468)
Impact of currency translation	1	—	(55)	(22)	—	—	13	(63)
Accumulated amortization and impairment at December 31, 2011	$(19,568)	$—	$(138,212)	$(55,198)	$(39)	$(14,952)	$(270)	$(228,239)
Amortization	—	—	(22,564)	(11,005)	(845)	(3,147)	(92)	(37,653)
Impairment reversal	1,194	—	—	—	—	—	—	1,194
Impact of currency translation	—	—	35	8	—	—	38	81
Accumulated amortization and impairment at December 31, 2012	$(18,374)	$—	$(160,741)	$(66,195)	$(884)	$(18,099)	$(324)	$(264,617)
Net carrying values
At December 31, 2011	$578,885	$17,000	$130,125	$142,879	$12,579	$13,545	$1,065	$896,078
At December 31, 2012	$579,218	$17,000	$107,508	$131,819	$11,797	$10,398	$957	$858,697

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

The following are the remaining useful lives of the intangible assets:

Years
Revenue backlog	1 to 12
Customer relationships	6 to 16
Transponder rights	9
Customer contract	14
Concession rights	8 to 11
Patent	13

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

14. INTANGIBLE ASSETS  – (continued)

Substantially all of the Company’s intangible assets have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities.

Impairment

Finite life intangible assets are assessed annually and are included with the Company’s CGUs. Indefinite life intangible assets are tested for impairment at the individual asset level. The annual impairment test was performed in the fourth quarter of 2010, 2011 and 2012.

In 2010, an impairment loss of $71.3 million was reversed on the orbital slots. The impairment was originally recorded in 2008 when discount rates were high due to liquidity issues in the credit markets. The subsequent decrease in discount rates, as well as changes in revenue projections and gross margin assumptions positively impacted the valuation of the orbital slots in 2010.

In 2011, an impairment of $19.5 million was recognized on orbital slots (December 31, 2010 — no impairment) mainly due to an increase in discount rates. In 2012, $1.2 million of the impairment was reversed due to a decrease in discount rates.

No impairment loss was recognized in 2012.

The recoverable amount is calculated using the following assumptions:

	2012	2011	2010
Discount rate	10.50%	10.75%	10.00%

15. GOODWILL

The Company carries goodwill at its cost of $2,446.6 million with no accumulated impairment losses since acquisition.

Impairment

Goodwill is tested for impairment at the entity level because that represents the lowest level at which goodwill supports the Company’s operations and is monitored internally. The annual impairment test on goodwill was performed in the fourth quarter of 2010, 2011, and 2012 in accordance with the policy described in note 3. The Company’s recoverable amount exceeded the carrying value therefore, no impairment was recognized. The most significant assumptions used in the impairment test were as follows:

	2012	2011	2010
Discount rate	10.50%	10.75%	10.00%
Terminal year growth rate	3.00%	3.00%	3.00%

Some of the more sensitive assumptions used including the forecasted cash flows and the discount rate could have yielded different estimates of recoverable amount. Actual operating results and the related cash flows of the Company could differ from the estimated operating results and related cash flows used in the impairment analysis. Had different estimates been used, it could have resulted in a different fair value.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

16. OTHER CURRENT LIABILITIES

As at December 31	2012	2011
Deferred revenue	$74,613	$66,588
Decommissioning liabilities	133	151
Uncertain tax position	2,023	—
Other	1,161	1,138
Other current liabilities	$77,930	$67,877

17. OTHER LONG-TERM LIABILITIES

As at December 31	2012	2011
Deferred revenue	$336,488	$342,281
Net defined benefit plan obligations (see note 25)	59,589	67,025
Uncertain tax positions	2,220	6,795
Unfavorable backlog	61	1,785
Unfavorable leases	—	769
Decommissioning liabilities	1,468	1,461
Other	2,406	2,386
Other long-term liabilities	$402,232	$422,502

18. INDEBTEDNESS

As at December 31	2012	2011
Senior Secured Credit Facilities (a)
Revolving Credit Facility	$—	$—
The Canadian Term Loan Facility	—	80,000
Term Loan A	500,000	—
The U.S. Term Loan Facility (USD $1,684,800)	—	1,720,686
Term Loan B – U.S. Facility (USD $1,716,375)	1,702,816	—
The U.S. Term Loan II Facility (USD $144,725)	—	147,808
Term Loan B – Canadian Facility	174,125	—
6.0% Senior Notes (USD $900,000) (c)	892,890	—
11.0% Senior Notes (USD $692,825) (b)	—	707,582
12.5% Senior Subordinated Notes (December 31, 2012 and 2011 – USD $217,175) (d)	215,460	221,801
	3,485,291	2,877,877
Less: deferred financing costs, interest rate floors, prepayment options and premiums (e)	(78,361)	(43,251)
	3,406,930	2,834,626
Less: current portion (net of deferred financing costs, interest rate floors, prepayment options and premiums)	(31,953)	(86,495)
Long-term portion	$3,374,977	$2,748,131

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

18. INDEBTEDNESS  – (continued)

On March 28, 2012, Telesat Canada entered into a new Credit Agreement with a syndicate of banks which provides for the extension of credit under the Senior Secured Credit Facilities as described below. All obligations under the Credit Agreement are guaranteed by the Company and certain of Telesat Canada’s existing subsidiaries (the “Guarantors”). The obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat Canada and the Guarantors. The Credit Agreement contains covenants that restrict the ability of Telesat Canada and certain of its subsidiaries to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sales-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The Credit Agreement requires Telesat Canada to comply with a maximum senior secured leverage ratio. The Credit Agreement also contains customary affirmative covenants and events of default.

Also on March 28, 2012, the Company terminated and paid all outstanding amounts under its previously existing credit facilities dated October 31, 2007, which included the Canadian Term Loan, U.S. Term Loan and U.S. Term Loan II Facilities. The deferred financing costs which were capitalized with the carrying value of the previous Senior Secured Credit Facilities, were expensed resulting in a loss on refinancing of $21.9 million.

On May 14, 2012, Telesat Canada issued, through a private placement, USD $700 million of 6.0% Senior Notes which mature on May 15, 2017. On October 29, 2012, an additional USD $200 million of 6.0% Senior Notes were issued through a private placement. The additional USD $200 million of Senior Notes were priced at 103.5% of the principal amount and held the same terms and conditions as those issued on May 14, 2012. The 6.0% Senior Notes are subordinated to Telesat Canada’s existing and future secured indebtedness, including obligations under its Senior Secured Credit Facilities, and are governed under the 6.0% Senior Notes Indenture. The net proceeds of the offering, along with available cash on hand, were used to pay all holders of the 11.0% Senior Notes due November 1, 2015, issued under an indenture dated as of June 30, 2008, and to pay certain financing costs and redemption premiums as well as to pay certain indebtedness owed to principal shareholders. The tender and redemption premiums, along with the deferred financing costs which were capitalized with the carrying value of the previous 11.0% Senior Notes, were expensed resulting in a loss on refinancing of $54.3 million.

(a)	The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. Up to March 28, 2012, under the terms of these facilities, Telesat was required to comply with certain covenants including financial reporting, maintenance of certain financial covenant ratios for leverage and interest coverage, a requirement to maintain minimum levels of satellite insurance, restrictions on capital expenditures, a restriction on fundamental business changes or the creation of subsidiaries, restrictions on investments, restrictions on dividend payments, restrictions on the incurrence of additional debt, restrictions on asset dispositions, and restrictions on transactions with affiliates. The financial covenant ratios included total debt to EBITDA for covenant purposes (earnings before interest, taxes, depreciation, amortization and other charges) and EBITDA for covenant purposes to interest expense. Both financial covenant ratios tightened over the term of the credit facility. As of March 28, 2012, the Credit Agreement only requires Telesat Canada to comply with a maximum senior secured leverage ratio. At December 31, 2012, Telesat was in compliance with this covenant.

Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements, which, in the initial years, are generally an annual amount representing ¼ of 1% of the initial aggregate principal amount, payable quarterly. The maturity of the Senior Secured Credit Facilities will be accelerated if Telesat Canada’s existing 6.0% Senior Notes due in 2017 and 12.5% Senior Subordinated Notes due in 2017 or certain refinancing thereof are not repurchased, redeemed, refinanced or deferred before the date that is 91 days prior to the maturity date of such notes.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

18. INDEBTEDNESS  – (continued)

The Senior Secured Credit Facilities have several tranches which are described below:

(i)	As of March 28, 2012, a Revolving Credit Facility (the “Revolving Facility”) of up to $140 million in Canadian or U.S. dollars is available to Telesat. This Revolving Facility matures on March 28, 2017 and is available to be drawn at any time. Loans under the Revolving Facility bear interest at a floating rate plus an applicable margin of 2.00% for prime rate and Alternative Base Rate (“ABR”) loans and 3.00% for Bankers Acceptance (“BA”) and Eurodollar loans. The Revolving Facility has an unused commitment fee of 50 basis points. As of December 31, 2012, other than $0.2 million in drawings related to letters of credit, there were no borrowings under this facility. Prior to March 28, 2012, the Revolving Facility was Canadian dollar denominated up to $153 million. The drawn loans bore interest at the prime rate or LIBOR or Bankers’ Acceptance plus an applicable margin of 125 to 225 basis points per annum. Undrawn amounts under the facility were subject to a commitment fee.

(ii)	The Canadian Term Loan Facility was initially a $200 million facility denominated in Canadian dollars. The loans under this facility bore interest at a floating rate of the BA plus an applicable margin of 275 basis points per annum. The weighted average interest rate was 4.13% for the year ended December 31, 2011. This Facility was repaid on March 28, 2012.

(iii)	The Term Loan A Facility (“TLA”) is a $500 million loan maturing on March 28, 2017. Loans under this facility bear interest at a floating rate of the BA plus an applicable margin of 3.00%. There were no required repayments to the TLA in 2012. The payments are generally made quarterly in varying amounts. The weighted average effective interest rate was 4.62% for the nine-month period ended December 31, 2012.

(iv)	The U.S. Term Loan Facility was initially a $1,755 million facility denominated in U.S. dollars, bore interest at LIBOR plus an applicable margin of 300 basis points per annum. The weighted average effective interest rate was 3.72% for the year ended December 31, 2011. Principal repayments of USD $4.4 million were made on a quarterly basis. This Facility was repaid on March 28, 2012.

(v)	The Term Loan B — U.S. Facility (“U.S. TLB Facility”) is a USD $1,725 million loan maturing on March 28, 2019. The outstanding borrowings under the U.S. TLB Facility currently bear interest at a floating rate of LIBOR, but not less than 1.00%, plus an applicable margin of 3.25%. The mandatory principal repayments commenced with the fiscal quarter ended September 30, 2012. The weighted average effective interest rate was 4.97% for the nine-month period ended December 31, 2012.

(vi)	The U.S. Term Loan II Facility was initially a $150 million delayed draw facility denominated in U.S. dollars, bore interest at LIBOR plus an applicable margin of 300 basis points per annum. The weighted average effective interest rate was 3.73% for the year ended December 31, 2011. Principal repayments of USD $0.4 million were made on a quarterly basis. This Facility was repaid on March 28, 2012.

(vii)	The Term Loan B — Canadian Facility (“Canadian TLB Facility”) is a $175 million loan maturing on March 28, 2019. The outstanding borrowings under the Canadian TLB Facility currently bear interest at a floating rate of the BA borrowing, but not less than 1.25%, plus an applicable margin of 3.75%. The mandatory principal repayments commenced with the fiscal quarter ended September 30, 2012. The weighted average effective interest rate was 5.61% for the nine-month period ended December 31, 2012.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

18. INDEBTEDNESS  – (continued)

(b)	The Senior Notes bore interest at an annual rate of 11.0%. The Senior Notes included covenants or terms that restricted Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior Notes prior to May 1, 2012, in each case subject to exceptions provided in the Senior Notes indenture. The weighted average effective interest rate was 11.37% for the year ended December 31, 2011. These Notes were repaid on May 14, 2012.

(c)	The Senior Notes bear interest at an annual rate of 6.0% and are due May 15, 2017. The total balance of the Senior Notes is USD $900 million, with USD $700 million issued on May 14, 2012, and an additional USD $200 million issued on October 29, 2012. The Senior Notes include covenants or terms that restrict the Company’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior Notes prior to May 15, 2014, in each case subject to exceptions provided for in the Senior Notes indenture. The weighted average effective interest rate was 6.13% for approximately the seven-month period ended December 31, 2012.

(d)	The Senior Subordinated Notes bear interest at a rate of 12.5% and are due November 1, 2017. The Senior Subordinated Notes include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior Subordinated Notes prior to May 1, 2013, in each case subject to exceptions provided in the Senior Subordinated Notes indenture. The weighted average effective interest rate was 12.66% for the year ended December 31, 2012 (December 31, 2011 — 12.66%).

(e)	The Term Loan A, Term Loan B – U.S. Facility, Term Loan B – Canadian Facility, U.S. Term Loan Facilities, Senior Notes and Senior Subordinated Notes are presented on the balance sheet net of related deferred financing costs of $51.6 million (December 31, 2011 — $49.4 million). The indenture agreements for the Senior Notes and Senior Subordinated Notes contain provisions for certain prepayment options (note 23) and premiums which were fair valued at the time of debt issuance.

The fair value of the prepayment options related to the 6.0% Senior Notes was allocated to indebtedness at their inception date. The aggregate impact of the prepayment options related to the 6.0% Senior Notes issued on May 14, 2012 and October 29, 2012 was a $5.6 million increase to the indebtedness. The prepayment option fair value initially allocated to indebtedness is subsequently amortized using the effective interest rate method and had a carrying value of $5.2 million at December 31, 2012.

The initial fair value impact, in June 2008, of the prepayment options on the 11.0% Senior Notes was an increase to the indebtedness of $6.5 million. This liability was subsequently amortized using the effective interest rate method. The carrying amount at December 31, 2011 was $4.1 million. The unamortized amount was derecognized in May 2012 upon the repayment of the 11.0% Senior Notes.

The initial fair value impact, in June 2008, on the prepayment options on the 12.5% Senior Subordinated Notes was an increase to the indebtedness of $2.7 million. This liability is subsequently amortized using the effective interest rate method with carrying amount of $1.8 million at December 31, 2012 (December 31, 2011 — $2.1 million).

The fair value impact of the premiums on the 6.0% Senior Notes was an increase to indebtedness of $7.0 million. This liability is subsequently amortized using the effective interest rate method with a carrying amount of $6.8 million at December 31, 2012.

The initial fair value impact, in March 2012, of the interest rate floors on the U.S. TLB Facility was a decrease to the indebtedness of $44.3 million. This asset is subsequently amortized using the effective interest rate method with a carrying amount of $39.0 million at December 31, 2012.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

18. INDEBTEDNESS  – (continued)

The initial fair value impact, in March 2012, of the interest rate floors on the Canadian TLB Facility was a decrease to the indebtedness of $1.7 million. This asset is subsequently amortized using the effective interest rate method with a carrying amount of $1.6 million at December 31, 2012.

The short-term and long-term portions of deferred financing costs, prepayment options, interest rate floors and premiums are as follows:

As at December 31	2012	2011
Short-term deferred financing costs	$8,795	$12,961
Long-term deferred financing costs	42,785	36,468
	$51,580	$49,429
Short-term interest rate floors	$5,867	$—
Long-term interest rate floors	34,683	—
	$40,550	$—
Short-term prepayment option – Senior Notes	$(1,071)	$—
Short-term prepayment option – Senior Subordinated Notes	(283)	—
Long-term prepayment option – Senior Notes	(4,125)	(4,133)
Long-term prepayment option – Senior Subordinated Notes	(1,515)	(2,045)
	$(6,994)	$(6,178)
Short-term premiums – Senior Notes	$(1,396)	$—
Long-term premiums – Senior Notes	(5,379)	—
	$(6,775)	$—
Total deferred financing costs, prepayment options, interest rate floors and premiums	$78,361	$43,251

The outstanding balance of indebtedness, excluding deferred financing costs, interest rate floors, prepayment options and premiums will be repaid as follows (in millions of Canadian dollars):

2013	2014	2015	2016	2017	Thereafter	Total
$43.9	$68.9	$68.9	$93.9	$1,427.2	$1,782.5	$3,485.3

19. SENIOR PREFERRED SHARES

On March 28, 2012, the Company redeemed all of its outstanding senior preferred shares for $145.5 million in cash, which consisted of $141.4 million in principal and $4.1 million in accrued dividends.

20. PROMISSORY NOTE

On March 28, 2012, the Company issued a Promissory Note (the “PSP Note”) to an affiliate of PSP Investments in the amount of $145.5 million. The PSP Note was repaid together with accrued interest of $8.4 million on October 31, 2012.

The PSP Note included embedded interest rate floors and deferred financing costs which, as of March 2012, was a decrease to the PSP Note of $1.2 million and $0.2 million, respectively. The assets were subsequently amortized using the effective interest rate method. The unamortized amounts were derecognized in October 2012 upon the repayment of the PSP Note with a loss on financing of $1.2 million recognized.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

21. SHARE CAPITAL

	Number of shares	Stated Value at December 31, 2012	Stated Value at December 31, 2011
Common Shares	74,252,460	$340,602	$756,414
Voting Participating Preferred Shares	7,034,444	77,995	117,388
Non-Voting Participating Preferred Shares	38,203,571	237,787	424,366
Director Voting Preferred Shares	1,000	10	10
Total share capital		$656,394	$1,298,178

With the closing of the new Senior Secured Credit Facilities on March 28, 2012, as described in note 18, the Company declared and paid a special cash distribution to its Common, Voting Participating Preferred, and Non-Voting Participating Preferred shareholders, as a return of capital, in the amount of $656.5 million.

In December 2012, certain executives exercised their stock options granted under the Company’s share based compensation plan in exchange for 2,249,747 non-voting preferred shares with a stated value of $14.8 million. There were no changes to the quantity of shares issued in the other classes of shares.

There were no changes to the rights, privileges or conditions associated to each class of shares.

The authorized share capital of the Company is comprised of: (i) an unlimited number of common shares, of voting participating preferred shares, of non-voting participating preferred shares, of redeemable common shares, and of redeemable non-voting participating preferred shares, and (ii) 1,000 director voting preferred shares. None of the redeemable common shares or redeemable non-voting participating preferred shares have been issued as at December 31, 2012. The Company’s share based compensation plan has authorized the grant of up to 8,824,646 options to purchase non-voting participating preferred shares (see note 24).

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

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

21. SHARE CAPITAL  – (continued)

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

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

22. CAPITAL DISCLOSURES

Telesat is a privately held company with registered debt in the United States. The Company’s financial strategy is designed to maintain compliance with the financial covenant under its Senior Secured Credit Facilities (see note 18), and to maximize returns to its shareholders and other stakeholders. Telesat meets these objectives through regular monitoring of the financial covenant and operating results on a quarterly basis. The Company’s overall financial strategy remains unchanged from 2011.

Telesat defines its capital as shareholders’ equity (comprising issued share capital, accumulated earnings and excluding reserves) and debt financing (comprising indebtedness and excluding deferred financing costs, prepayment options, interest rate floors and premiums as detailed in note 18).

The Company’s capital at the end of the year were as follows:

As at December 31	2012	2011
Shareholders’ equity (excluding reserves)	$1,029,436	$1,668,170
Debt financing (excluding deferred financing costs, prepayment options, interest rate floors and premiums)	$3,485,291	$2,877,877

The Company was previously subject to three financial covenant tests: a maximum Consolidated Total Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for covenant purposes ratio test, a minimum Consolidated EBITDA for covenant purposes to Consolidated Interest Expense ratio test and a maximum Permitted Capital Expenditure Amount test. At December 31, 2011, the Company was in compliance with the three financial covenant tests. These covenants are no longer applicable as a result of the termination of the previous Senior Secured Credit Facilities on March 28, 2012.

The Company entered into new Senior Secured Credit Facilities on March 28, 2012. The Senior Secured Credit Facilities are secured by substantially all of the Company’s assets. Under the terms of the Senior Secured Credit Facilities, the Company is required to comply with a senior secured leverage ratio covenant. The covenant is based on a Consolidated Total Secured Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for covenant purposes ratio test. At December 31, 2012, the Company’s Consolidated Total Secured Debt to Consolidated EBITDA ratio was 3.86:1, which was less than the maximum test ratio of 5.25:1.

As part of the on-going monitoring of Telesat’s compliance with its financial covenants, interest rate risk due to variable interest rate debt is managed through the use of interest rate swaps (note 23), and foreign exchange risk exposure arising from principal and interest payments on Telesat’s debt is partially managed through a cross-currency basis swaps (note 23). In addition, the Company’s operating results are tracked against budget on a monthly basis, and this analysis is reviewed by senior management.

23. FINANCIAL INSTRUMENTS

Measurement of Risks

The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at the balance sheet date of December 31, 2012.

Credit risk

Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. At December 31, 2012, the maximum exposure to credit risk is equal to the carrying value of the financial assets, $383.1 million (December 31, 2011 — $474.2 million).

Cash and cash equivalents are invested with high quality investment grade financial institutions and are governed by the Company’s corporate investment policy, which aims to reduce credit risk by restricting investments to high-grade U.S. dollar and Canadian dollar denominated investments.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. FINANCIAL INSTRUMENTS  – (continued)

The Company has entered into various cross-currency basis swaps and interest rate swaps. The Company mitigates the credit risk associated with these swaps by entering into swaps with only high quality financial institutions.

Telesat has a number of diverse customers, which limits the concentration of credit risk with respect to trade receivables. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Telesat’s standard payment terms are 30 days. Interest at a rate of 1.5% per month, compounded monthly, is typically charged on balances remaining unpaid at the end of the standard payment terms. Telesat’s historical experience with customer defaults has been minimal. As a result, Telesat considers the credit quality of its North American customers to be high, however due to the additional complexities of collecting from its International customers the Company considers the credit quality of its International customers to be lower than the North American customers. At December 31, 2012, North American and International customers made up 61% and 39% of the outstanding trade receivable balance, respectively (December 31, 2011 — 51% and 49%, respectively). Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2012 was $3.0 million (December 31, 2011 — $3.7 million).

Foreign exchange risk

The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The Company’s main currency exposures as at December 31, 2012 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness. The most significant impact being on the U.S. dollar denominated debt financing. At December 31, 2012, $2,811.2 million of the $3,485.3 million total debt financing (before netting of deferred financing costs, premiums, interest rate floors and prepayment options) (December 31, 2011 — $2,797.9 million of the $2,877.9 million) is the Canadian dollar equivalent of the U.S. dollar denominated portion of the debt.

The Company has entered into cross-currency basis swaps to economically hedge the foreign currency risk on a portion of its U.S. dollar denominated debt. At December 31, 2012, the Company had cross-currency basis swaps of $1,163.0 million (December 31, 2011 — $1,175.3 million) which required the Company to pay Canadian dollars to receive USD $1,001.3 million (December 31, 2011 — USD $1,011.8 million). At December 31, 2012, the fair value of these derivative contracts was a liability of $192.2 million (December 31, 2011 — liability of $160.4 million). The non-cash loss will remain unrealized until the contracts are settled. These contracts are due on October 31, 2014.

As at December 31, 2012, a 5 percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) the Company’s net income by $145.1 million and increased (decreased) other comprehensive income by $0.7 million. This analysis assumes that all other variables, in particular interest rates, remain constant.

Interest rate risk

The Company is exposed to interest rate risk on its cash and cash equivalents and its long-term debt which is primarily variable rate financing. Changes in the interest rates could impact the amount of interest Telesat is required to pay. Telesat uses interest rate swaps to economically hedge the interest rate risk related to variable rate debt financing. At December 31, 2012, the Company had a series of five interest rate swaps to fix interest on $1,480.0 million of debt at a weighted average rate of 2.63% (excluding applicable margin) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margin) on $300 million of U.S. denominated debt (December 31, 2011 — three interest rate swaps to fix interest on $930.0 million of Canadian dollar denominated debt at weighted average rate of 3.82%). As at December 31, 2012, the fair value of these derivative contracts was a liability of $36.7 million (December 31, 2011 — liability of $53.1 million). The contracts mature between October 31, 2014 and September 30, 2016.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. FINANCIAL INSTRUMENTS  – (continued)

If the interest rates on the unhedged variable rate debt change by 0.25% this would result in a change in the net income of $3.4 million for the year ended December 31, 2012.

Liquidity risk

The Company maintains credit facilities to ensure it has sufficient available funds to meet current and foreseeable financial requirements. The following are the contractual maturities of financial liabilities as at December 31, 2012:

	Carrying amount	Contractual cash flows (undiscounted)	2013	2014	2015	2016	2017	Thereafter
Trade and other payables	$35,709	$35,709	$35,709	$—	$—	$—	$—	$—
Customer and other deposits	3,695	3,695	2,821	776	98	—	—	—
Deferred satellites performance incentive payments	58,430	82,193	9,821	8,174	8,195	8,240	8,216	39,547
Tax indemnification payable to Loral (note 29)	6,908	6,908	—	6,908	—	—	—	—
Other financial liabilities	5,743	5,743	4,230	1,513	—	—	—	—
Long-term indebtedness	3,499,716	4,429,268	239,015	249,838	246,904	268,242	1,548,428	1,876,841
Interest rate swaps	36,652	42,163	22,681	17,167	1,536	779	—	—
Cross-currency basis swaps	192,162	220,425	29,383	191,042	—	—	—	—
	$3,839,015	$4,826,104	$343,660	$475,418	$256,733	$277,261	$1,556,644	$1,916,388

The carrying value of the deferred satellites performance incentive payments includes $1.0 million interest payable. The carrying value of the long-term indebtedness includes $14.4 million of interest payable.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. FINANCIAL INSTRUMENTS  – (continued)

Financial assets and liabilities recorded in the balance sheet were as follows:

December 31, 2012	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value
Cash and cash equivalents	$180,961	$—	$—	$180,961	$180,961
Trade and other receivables	63,762	—	—	63,762	63,762
Other financial assets – current	6,799	—	—	6,799	6,799
Other financial assets – long-term	22,251	109,284	—	131,535	131,535
Trade and other payables	—	—	(35,709)	(35,709)	(35,709)
Other financial liabilities – current	—	(61,255)	(29,336)	(90,591)	(92,694)
Other financial liabilities – long-term	—	(221,599)	(59,863)	(281,462)	(281,583)
Indebtedness (excluding deferred financing costs and premiums)	—	—	(3,451,735)	(3,451,735)	(3,549,339)
Total	$273,773	$(173,570)	$(3,576,643)	$(3,476,440)	$(3,576,268)

December 31, 2011	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value
Cash and cash equivalents	$277,962	$—	$—	$277,962	$277,962
Trade and other receivables	46,789	—	—	46,789	46,789
Other financial assets – current	7,010	—	—	7,010	7,010
Other financial assets – long-term	7,977	134,431	—	142,408	142,408
Trade and other payables	—	—	(45,156)	(45,156)	(45,156)
Other financial liabilities – current	—	(42,204)	(40,784)	(82,988)	(85,549)
Other financial liabilities – long-term	—	(171,270)	(88,513)	(259,783)	(255,225)
Indebtedness (excluding deferred financing costs)	—	—	(2,884,056)	(2,884,056)	(2,936,414)
Senior preferred shares	—	—	(141,435)	(141,435)	(143,265)
Total	$339,738	$(79,043)	$(3,199,944)	$(2,939,249)	$(2,991,440)

Assets pledged as security

The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets which exclude the assets of non-restricted subsidiaries.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. FINANCIAL INSTRUMENTS  – (continued)

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

The carrying amounts of cash and cash equivalents, trade and other receivables, and trade and other payables approximate fair value due to the short-term maturity of these instruments. Included in cash and cash equivalents are $127.6 million (December 31, 2011 — $66.5 million) of short-term investments. The fair value of the indebtedness is based on transactions and quotations from third parties considering market interest rates and excluding deferred financing costs and premiums.

Fair value of derivative financial instruments

On March 28, 2012, the Company recorded embedded derivatives as a result of the refinancing of the Senior Secured Credit Facilities and the new PSP Note. The embedded derivatives are related to interest rate floors and prepayment options included in the Canadian TLB Facility (note 18), the U.S. TLB Facility (note 18) and the PSP Note (note 20). At March 28, 2012, the fair value of the embedded derivatives was a liability of $46.1 million. On October 31, 2012, the PSP Note was repaid which resulted in the recognition of a loss of $1.9 million on the write-off of the interest rate floor.

On May 14, 2012 and October 29, 2012, a prepayment option embedded derivative was recognized in connection with the 6.0% Senior Notes. At May 14, 2012 and October 29, 2012, the fair value of the new prepayment option embedded derivative was an asset of $2.7 million and $2.9 million, respectively. In connection with the Company’s redemption of its 11.0% Senior Notes, a loss of $165.4 million was recognized on the write-off of the previous prepayment option embedded derivative asset.

On June 20, 2012, the Company entered into three new interest rate swaps to economically hedge its exposure to floating interest rates on the Senior Secured Credit Facilities. At June 20, 2012, the fair value of the interest rate swaps was a liability of $2.1 million.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. FINANCIAL INSTRUMENTS  – (continued)

The changes in fair value of these derivatives are recorded on the Company’s consolidated statement of income as gains or losses on changes in fair value of financial instruments, are non-cash, and will expire on their respective maturity dates.

The current and long-term portions of the fair value of the Company’s derivative assets and liabilities, at each of the balance sheet dates, and the fair value methodologies used to calculate those values were as follows:

December 31, 2012	Long-term assets	Current liabilities	Long-term liabilities	Total	Fair value hierarchy
Cross-currency basis swaps	$—	$(28,962)	$(163,200)	$(192,162)	Level 2
Interest rate swaps	—	(18,948)	(17,704)	(36,652)	Level 2
Interest rate floors	—	(13,345)	(40,695)	(54,040)	Level 2
Prepayment options	109,284	—	—	109,284	Level 2
	$109,284	$(61,255)	$(221,599)	$(173,570)

December 31, 2011	Long-term assets	Current liabilities	Long-term liabilities	Total	Fair value hierarchy
Cross-currency basis swaps	$—	$(23,637)	$(136,736)	$(160,373)	Level 2
Interest rate swaps	—	(18,567)	(34,534)	(53,101)	Level 2
Prepayment options	134,431	—	—	134,431	Level 2
	$134,431	$(42,204)	$(171,270)	$(79,043)

Reconciliation of fair value of derivative assets and liabilities
Fair value, January 1, 2011	$(172,049)
Unrealized gains on derivatives	87,914
Realized gains on derivatives
Cross-currency basis swaps	1,895
Forward foreign exchange contracts	8,776
Impact of foreign exchange	(5,579)
Fair value, December 31, 2011	(79,043)
Derivatives recognized at inception
Interest rate floors	(46,052)
Prepayment options	5,588
Unrealized gains on derivatives	102,760
Realized gains (losses) on derivatives
Interest rate floor	1,928
Cross-currency basis swaps	1,688
Prepayment option	(165,360)
Impact of foreign exchange	4,921
Fair value, December 31, 2012	$(173,570)

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
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

Two different types of stock options can be granted under the stock option plan: time-vesting options and performance-vesting options. The time-vesting options generally become vested and exercisable over a five-year period by 20% increments on October 31 st of each year, starting in 2008. The vesting amount is prorated for optionees whose employment with the Company or its subsidiaries commenced after October 31, 2007. The performance-vesting options become vested and exercisable over a five-year period starting March 31, 2009, provided the Company has achieved or exceeded an annual or cumulative target consolidated EBITDA established and communicated on the grant date by the Board of Directors.

The Company expenses the fair value of stock options that are expected to vest over the vesting period using the Black-Scholes option pricing model. The share-based compensation expense is included in operating expenses.

The exercise periods of the stock options expire 10 years from the grant date. The exercise price of each share underlying the options will be the higher of a fixed price, established by the Board of Directors on the grant date, and the fair market value of a non-voting participating preferred share on the grant date.

The movement in the number of stock options outstanding and their related weighted-average exercise prices are as follows:

	Time Vesting Option Plans		Performance Vesting Option Plan
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding December 31, 2012	734,623	$11.14	894,103	$11.14
Options exercisable at December 31, 2012	554,629		471,511
Stock options exercised	5,082,633		228,935
Stock options repurchased for cash consideration	1,415,980		244,639
Weighted-average remaining life	5 years		5 years
Outstanding December 31, 2011	7,265,952	$11.08	1,407,672	$11.12
Options exercisable at December 31, 2011	5,666,287		687,698
Weighted-average remaining life	6 years		6 years

During 2011, no options were granted, forfeited, exercised or expired.

In December 2012, the Board approved the repurchase for cash consideration of 20% of all vested stock options. A total of 1,660,619 options were repurchased. Also in December 2012, certain executives exercised share appreciation rights (“SARs”) in relation to a total of 5,311,568 of their stock options granted under the Company’s share based compensation plan and received 2,249,747 non-voting participating preferred shares and cash equivalent to certain withholding taxes payable in respect of the exercise of the SARs. The Company paid $35.3 million in cash consideration for the stock option repurchase and net withholding taxes relating to the exercise of the SARs. In 2012, no options were granted or expired.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

24. SHARE BASED COMPENSATION PLANS  – (continued)

The compensation expenses, number of stock options granted, weighted-average fair value per option granted and the assumptions used to determine the share-based compensation expense using the Black-Scholes option pricing model were as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Compensation expense (credited to equity-settled employee benefits reserve)	$1,202	$2,654	$4,667
Number of stock options granted	—	—	22,372
Weighted-average fair value per option granted	—	—	$16.50
Weighted average assumptions:	—
Dividend yield	—	—	—
Expected volatility	—	—	31.10%
Risk-free interest rate	—	—	3.85%
Expected life (years)	—	—	10

25. EMPLOYEE BENEFIT PLANS

The Company’s net defined benefit plan expense included in operating expense consisted of the following elements:

Year ended	Defined benefit pension plans			Other post-employment benefit plans
December 31	2012	2011	2010	2012	2011	2010
Current service cost	$5,447	$3,844	$2,630	$392	$299	$232
Interest cost	9,735	9,687	9,655	1,151	1,183	1,237
Expected return on plan assets	(10,966)	(10,708)	(10,231)	—	—	—
Net defined benefit plan expense	$4,216	$2,823	$2,054	$1,543	$1,482	$1,469

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

As at December 31	2012	2011
Balance sheet obligations for:
Pension benefits	$33,662	$43,266
Other post-employment benefits	26,096	24,339
	$59,758	$67,605

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

25. EMPLOYEE BENEFIT PLANS  – (continued)

The obligations were included on the balance sheets as follows:

As at December 31	2012	2011
Trade and other payables	$169	$580
Other long-term liabilities	59,589	67,025
	$59,758	$67,605

The amounts recognized in the balance sheets are determined as follows:

As at December 31	2012		2011
	Pension	Other	Pension	Other
Present value of funded obligations	$221,461	$—	$211,872	$—
Fair value of plan assets	188,944	—	169,808	—
	$32,517	$—	$42,064	$—
Present value of unfunded obligations	1,145	26,096	1,202	24,339
Liability in the balance sheet	$33,662	$26,096	$43,266	$24,339

The changes in the defined benefit obligations and in the fair value of plan assets and the funded status of the defined benefit plans were as follows:

Pension and other benefits	December 31, 2012
	Pension	Other	Total
Change in benefit obligations
Defined benefit obligation, January 1, 2012	$213,074	$24,339	$237,413
Current service cost	5,447	392	5,839
Interest cost	9,735	1,151	10,886
Actuarial (gains) losses	(222)	878	656
Benefits paid	(7,182)	(698)	(7,880)
Contributions by plan participants	1,416	32	1,448
Plan amendments	338	—	338
Effect of movement in exchange rates	—	2	2
Defined benefit obligation, December 31, 2012	$222,606	$26,096	$248,702

Pension and other benefits	December 31, 2012
	Pension	Other	Total
Change in fair value of plan assets
Fair value of plan assets, January 1, 2012	$169,808	$—	$169,808
Expected return on plan assets	10,966	—	10,966
Actuarial gains	3,247	—	3,247
Benefits paid	(7,182)	(698)	(7,880)
Contributions by plan participants	1,416	32	1,448
Contributions by employer	9,839	666	10,505
Other	850	—	850
Fair value of plan assets, December 31, 2012	$188,944	$—	$188,944
Funded status
Plan deficit	$(33,662)	$(26,096)	$(59,758)
Accrued benefit liability, December 31, 2012	$(33,662)	$(26,096)	$(59,758)

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

25. EMPLOYEE BENEFIT PLANS  – (continued)

Pension and other benefits	December 31, 2011
	Pension	Other	Total
Change in benefit obligations
Defined benefit obligation, January 1, 2011	$175,444	$21,592	$197,036
Current service cost	3,844	299	4,143
Interest cost	9,687	1,183	10,870
Actuarial losses	30,541	2,222	32,763
Benefits paid	(7,825)	(990)	(8,815)
Contributions by plan participants	1,383	33	1,416
Plan amendments	—	—	—
Defined benefit obligation, December 31, 2011	$213,074	$24,339	$237,413

Pension and other benefits	December 31, 2011
	Pension	Other	Total
Change in fair value of plan assets
Fair value of plan assets, January 1, 2011	$166,235	$—	$166,235
Expected return on plan assets	10,708	—	10,708
Actuarial losses	(8,800)	—	(8,800)
Benefits paid	(7,825)	(990)	(8,815)
Contributions by plan participants	1,383	33	1,416
Contributions by employer	8,107	957	9,064
Fair value of plan assets, December 31, 2011	$169,808	$—	$169,808
Funded status
Plan deficit	$(43,266)	$(24,339)	$(67,605)
Accrued benefit liability, December 31, 2011	$(43,266)	$(24,339)	$(67,605)

The major categories of plan assets as a percentage of total plans assets and the expected rate of return on assets at the end of the year for each category are as follows:

	Expected return		Fair value of plan assets
As at December 31	2012	2011	2012	2011
Equity securities	8.5%	8.4%	58%	59%
Fixed income instruments	4.4%	4.4%	40%	39%
Short-term investments	3.4%	3.4%	2%	2%
Weighted average of expected return	6.8%	6.7%	100%	100%

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

The actual return on plan assets for the year ended December 31, 2012 was $14.2 million (December 31, 2011 — $1.9 million).

The experience adjustments on plan liabilities for the year ended December 31, 2012 was a loss of $0.7 million (December 31, 2011 — loss of $1.0 million). The experience adjustments on plan assets for the year ended December 31, 2012 was a gain of $3.3 million (December 31, 2011 — loss of $8.8 million).

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

25. EMPLOYEE BENEFIT PLANS  – (continued)

The significant assumptions adopted in measuring the Company’s pension and other benefit obligations were as follows:

	Pension	Other
	December 31, 2012
Accrued benefit obligation
Discount rate	4.5%	4.5%
Benefit costs for the year ended
Discount rate	4.5%	4.5%
Expected long-term rate of return on plan assets	6.5%	—
Future salary increases	3.0%	—
Pre- and post-retirement pension increases	1.1%	—

For measurement purposes, the medical trend rate for drugs was assumed to be 8.0% for 2013, decreasing by 0.2% per annum, to a rate of 4.5% per annum in 2028 and thereafter. Other medical trend rates were assumed to be 4.5%. The health care cost trend rate was assumed to be 9.5% grading down to 5.0% in 2021.

Actuarial gains and losses recognized in other comprehensive (loss) income:

	2012			2011			2010
	Pension	Other	Total	Pension	Other	Total	Pension	Other	Total
Cumulative amount at January 1	$(40,119)	$(408)	$(40,527)	$(10,505)	$1,055	$(9,450)	$—	$—	$—
Recognized during the year, net of tax (expense) benefits (2012 – $(376), 2011 – $10,486; 2010 – $3,357)	3,152	(1,565)	1,587	(29,614)	(1,463)	(31,077)	(10,505)	1,055	(9,450)
Cumulative amount at December 31	$(36,967)	$(1,973)	$(38,940)	$(40,119)	$(408)	$(40,527)	$(10,505)	$1,055	$(9,450)

Sensitivity of assumptions

The impact of a hypothetical 1% change in the health care cost trend rate on the other post-retirement benefit obligation and the aggregate of service and interest cost would have been as follows:

	Benefit obligation	Aggregate of service and interest cost
As reported	$26,096	$1,543
Impact of increase of 1% point	$2,604	$161
Impact of decrease of 1% point	$(2,143)	$(131)

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

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

25. EMPLOYEE BENEFIT PLANS  – (continued)

The Company expects to make contributions of $11.7 million to the defined benefit plans during the next fiscal year.

26. SUPPLEMENTAL CASH FLOW INFORMATION

As at December 31	2012	2011	2010
Cash and cash equivalents is comprised of:
Cash	$53,344	$86,500	$129,217
Short-term investments, original maturity three months or less	127,617	66,547	91,078
Restricted cash (a)	—	124,915	—
	$180,961	$277,962	$220,295

(a)	In 2011, the insurance proceeds received for the settlement of the T14R/Estrela do Sul 2 claim were restricted in use for the purpose of repaying a portion of the Company’s Senior Secured Credit Facilities or to be reinvested in satellite procurements in accordance with the terms and conditions of the Senior Secured Credit Facilities. The insurance proceeds were given as the satellite’s north solar array anomaly has diminished the amount of power available for the satellite’s transponders and reduced the operational life expectancy of the satellite. As a result of the termination of the Company’s previous Senior Secured Credit Facilities on March 28, 2012, the restrictions over the use of the insurance proceeds received for the settlement of the Telstar 14R/Estrela do Sul 2 claim are no longer applicable.

The net change in operating assets and liabilities shown in the consolidated statements of cash flows is comprised of the following:

As at December 31	2012	2011	2010
Trade and other receivables	$(21,825)	$(1,668)	$21,884
Financial assets	(13,333)	(1,604)	(541)
Other assets	(95)	(4,335)	(1,295)
Trade and other payables	11,527	(196)	(22,484)
Financial liabilities	(11,528)	(2,061)	(20,249)
Other liabilities	8,747	(3,249)	(7,130)
	$(26,507)	$(13,113)	$(29,815)

As at December 31	2012	2011	2010
Non-cash investing and financing activities are comprised of:
Purchase of satellites, property and other equipment	$101	$24,441	$24,775
Investment tax credit	$(1,023)	$—	$—
Forgiveness of satellite performance incentive payments	$5,474	$—	$—

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

27. COMMITMENTS AND CONTINGENT LIABILITIES

Off balance sheet commitments include operating leases, commitments for future capital expenditures and other future purchases.

Off balance sheet commitments	2013	2014	2015	2016	2017	Thereafter	Total
Operating property lease commitments	$7,095	$6,354	$5,890	$5,306	$4,766	$28,253	$57,664
Other operating leases and commitments	21,950	15,497	7,686	3,542	147	1,214	50,036
Capital commitments	32,217	—	—	—	—	—	32,217
Total off balance sheet commitments	$61,262	$21,851	$13,576	$8,848	$4,913	$29,467	$139,917

Certain of the Company’s offices, warehouses, earth stations, and office equipment are leased under various terms. The aggregate expense related to operating lease commitments for the year ended December 31, 2012 was $6.8 million (December 31, 2011 — $7.0 million, December 31, 2010 — $8.0 million). The expiry terms range from January 2013 to January 2043.

Telesat has entered into contracts for the construction and launch of Anik G1 (targeted for launch in 2013). The total outstanding commitments at December 31, 2012 are in U.S. dollars.

Telesat has agreements with various customers for prepaid revenue on several service agreements which take effect when the spacecraft is placed in service. Telesat is responsible for operating and controlling these satellites. Customer prepayments of $410.6 million (December 31, 2011 — $408.0 million), refundable under certain circumstances, are reflected in other financial liabilities, both current and long-term.

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

Special Payments to Executives and Certain Employees

On March 28, 2012, the Company authorized cash payments of $48.6 million to executives and certain employees of the Company in connection with the cash distribution made to the Company’s shareholders. Approximately $47.0 million of the $48.6 million was recorded as compensation expense at December 31, 2012, with the majority of the expense paid during the second quarter. The remaining amounts are expected to be paid over the next three years, subject to the applicable executives’ and employees’ continued employment with the Company on the payment date and other conditions.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

27. COMMITMENTS AND CONTINGENT LIABILITIES  – (continued)

Legal Proceedings

The Company frequently participates in proceedings before national telecommunications regulatory authorities. In addition, the Company may also become involved from time to time in other legal proceedings arising in the normal course of its business.

We are subject to audits by taxing authorities in the various jurisdictions in which we operate. We are currently involved in various proceedings, including several tax disputes with both the Hong Kong and Brazilian tax authorities. The Hong Kong authorities challenged our offshore claim for exempt income for the years 1999 to 2005. The total tax assessed is $34 million and Loral has indemnified us for this exposure. The Brazilian tax authorities are alleging underpayments by us based on a disputed characterization of income. They have assessed additional tax of approximately $31.5 million. We believe the likelihood of an unfavorable outcome in these claims is remote and as such, no reserve has been established. However, there can be no certainty that we will be successful in these matters nor that, if we are unsuccessful in the Hong Kong proceedings, that we will be able to collect on the Loral indemnification.

Other than the above, the Company is not aware of any proceedings outstanding or threatened as of the date hereof by or against us or relating to its business which may have, or have had in the recent past, significant effects on Telesat Canada’s financial position or profitability.

28. SUBSIDIARIES

The list of significant companies included in the scope of consolidation is as follows:

Company	Country	Method of Consolidation	% voting rights December 31, 2012
Telesat Canada	Canada	Fully consolidated	100
Infosat Communications LP	Canada	Fully consolidated	100
Skynet Satellite Corporation	United States	Fully consolidated	100
Telesat Network Services, Inc.	United States	Fully consolidated	100
The SpaceConnection Inc.	United States	Fully consolidated	100
Telesat Satellite LP	United States	Fully consolidated	100
Infosat Able Holdings Inc.	United States	Fully consolidated	100
Able Infosat Communications, Inc.	United States	Fully consolidated	100
Telesat Brasil Capacidade de Satélites Ltda.	Brazil	Fully consolidated	100
Telesat (IOM) Limited	Isle of Man	Fully consolidated	100

The percentage of voting rights and interest were the same as at December 31, 2011.

29. RELATED PARTY TRANSACTIONS

The Company’s immediate shareholders are Red Isle Private Investment Inc. (“Red Isle”), a company incorporated in Canada, Loral Holdings Corporation (“Loral Holdings”), a company incorporated in the United States, Mr. John P. Cashman and Mr. Colin D. Watson, two Canadian citizens, and certain key management personnel. Red Isle is wholly-owned by PSP Investments, a Canadian Crown corporation. Loral Holdings is a wholly-owned subsidiary of Loral, a United States publically listed company.

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

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

29. RELATED PARTY TRANSACTIONS  – (continued)

Redemption of the Senior Preferred Shares and Issuance and Payment of a Promissory Note

On March 28, 2012, the Company redeemed all of its outstanding senior preferred shares, previously held by Red Isle, for $145.5 million in cash, which included $141.4 million of principal and $4.1 million of accrued dividends on the senior preferred shares (refer to note 19). In exchange for the redemption of the senior preferred shares, the Company issued a subordinated promissory note to Red Isle in the amount of $145.5 million (refer to note 20). The promissory note of $145.5 million together with $8.4 million of accrued interest was repaid on October 29, 2012.

Distributions to Loral Holdings and Red Isle

On March 28, 2012, the Company declared a special cash distribution to its shareholders, Loral Holdings and Red Isle, as a reduction in stated value, in the amount of $656.5 million. The special cash distribution was split $420.2 million and $236.3 million to Loral Holdings and Red Isle, respectively.

Key Management Personnel — Special Payments

In connection with the special cash distribution made to the Company’s shareholders, the Board authorized $48.6 million in special payments to the Company’s executives and certain employees. At December 31, 2012, $47.0 million of the special bonus was expensed and $45 million was paid. The remaining amounts are expected to be paid over the next three years, subject to the applicable executives’ and employees’ continued employment with the Company on the payment date and other conditions.

Independent Board of Directors Special Payment

In 2012, the Company’s four independent directors received a special payment for the assistance they provided in the assessment of various strategic alternatives explored by the Company in 2011. The amount paid to the four independent directors was, in aggregate, $0.9 million.

Compensation of executives and Board level directors

Year ended December 31	2012	2011	2010
Short-term benefits (including salary)	$10,470	$7,309	$7,262
Special payment	42,867	—	—
Post-employment benefits	1,340	720	557
Share-based payments	1,152	2,572	4,514
	$55,829	$10,601	$12,333

Transactions with related parties

The Company and certain of its subsidiaries regularly engage in transactions with related parties. The Company’s related parties include Loral, Red Isle, and Loral Canadian Gateway Corporation (“LCGC”), a wholly-owned subsidiary of Loral.

Space Systems/Loral (“SSL”) is a satellite manufacturer and a wholly-owned subsidiary of Loral. They were a related party of Telesat up to November 2, 2012 when the sale to an unrelated party was finalized by Loral.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

29. RELATED PARTY TRANSACTIONS  – (continued)

During the year, the Company and its subsidiaries entered into the following transactions with related parties.

	Sale of goods and services, interest income			Purchase of goods and services, interest expense
Year ended December 31	2012	2011	2010	2012	2011	2010
Loral
Revenue	$—	$1	$166	$—	$—	$—
Operating expenses	—	—	—	6,252	4,990	5,245
Interest expense	—	—	—	1,255	1,291	1,004
Intangible assets	—	—	—	—	12,618	—
Red Isle
Interest expense	—	—	—	10,812	9,869	12,339
SSL (1)
Revenue	1,468	1,942	2,373	—	—	—
Interest expenses	—	—	—	973	995	1,092
Satellite, property and other equipment	—	—	—	49,537	180,853	168,040
LCGC
Revenue	—	324	442	—	—	—
Satellite, property and other equipment	—	—	—	—	4,586	—

(1)	The 2012 transactions include only the activities from January 1 to November 2, 2012.

The following balances were outstanding at the end of the year:

	Amounts owed by related parties		Amounts owed to related parties
At December 31	2012	2011	2012	2011
Loral
Trade receivables/payables	$—	$—	$2,486	$—
Other long-term financial assets/liabilities	2,318	2,387	6,908	28,252
Red Isle
Other current financial liabilities	—	—	—	1,650
Other long-term financial liabilities	—	—	—	—
Senior preferred shares	—	—	—	141,435
SSL (1)
Trade receivable/payable	21	380	—	4,758
Other current financial liabilities	—	—	1,320	1,047
Other long-term financial liabilities	—	—	16,927	15,018

(1)	Amounts owed by/to SSL are the amounts outstanding as at December 31, 2012, which related to transactions entered into prior to November 2, 2012.

The amounts outstanding are unsecured and will be settled in cash.

Telesat Holdings Inc.

Notes to the 2012 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

29. RELATED PARTY TRANSACTIONS  – (continued)

The Company has entered into a contract for the construction of Anik G1 with SSL. The total outstanding commitments at December 31, 2012 were $1.2 million (December 31, 2011 — $50.9 million).

Stock Option Repurchase and Exercise of Share Appreciation Rights

In December 2012, the Board approved the repurchase for cash consideration of 20% of all vested stock options. A total of 1,660,619 options were repurchased by the Company. Also in December 2012, certain executives exercised their share appreciation rights (“SARs”) granted under the Company’s share based compensation plan and received 2,249,747 non-voting participating preferred shares and cash equivalent to certain withholding taxes payable in respect of the exercise of the SARs.

Other related party transactions

The Company funds certain defined benefit pension plans. Contributions made to the plans for the year ended December 31, 2012 were $10.7 million (December 31, 2011 — $8.1 million).

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 12.5% Senior Subordinated Notes were co-issued by Telesat LLC and Telesat Canada, (“the Issuers”) which are 100% owned subsidiaries of Telesat, and were guaranteed fully and unconditionally, on a joint and several basis, by Telesat and certain of its subsidiaries.

The condensed consolidating financial information below for the year ended December 31, 2012, the year ended December 31, 2011, and the year ended December 31, 2010 are presented pursuant to Article 3-10(d) of Regulation S-X. The information presented consists of the operations of Telesat Holdings Inc. Telesat Holdings Inc. primarily holds investments in subsidiaries and equity. Telesat LLC, a U.S. Delaware corporation, is a financing subsidiary that has no assets, liabilities or operations.

The condensed consolidating financial information reflects the investments of Telesat Holdings Inc. in the Issuers, of the Issuers in their respective Guarantor and Non-Guarantor subsidiaries and of the Guarantors in their Non-Guarantor subsidiaries using the equity method.

Condensed Consolidating Statements of Income (Loss)
For the year ended December 31, 2012

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$782,814	$149,277	$18,959	$(105,240)	$845,810
Operating expenses	(15)	—	(201,132)	(128,070)	(21,384)	105,240	(245,361)
	(15)	—	581,682	21,207	(2,425)	—	600,449
Depreciation	—	—	(160,283)	(48,106)	(296)	—	(208,685)
Amortization	—	—	(36,168)	268	(65)	—	(35,965)
Other operating gains (losses), net	—	—	5,946	(56)	—	—	5,890
Operating (loss) income	(15)	—	391,177	(26,687)	(2,786)	—	361,689
Income (loss) from equity investments	29,497	—	(29,119)	(3,099)	—	2,721	—
Interest expense	(2,380)	—	(239,782)	(44)	—	—	(242,206)
Loss on financing	—	—	(77,278)	—	—	—	(77,278)
Interest and other income	—	—	839	521	1	—	1,361
Loss on changes in fair value of financial instruments	—	—	(58,984)	—	—	—	(58,984)
Gain (loss) on foreign exchange	—	—	78,466	3,903	(3,515)	—	78,854
Income (loss) before tax	27,102	—	65,319	(25,406)	(6,300)	2,721	63,436
Tax expense	—	—	(35,822)	(335)	(177)	—	(36,334)
Net income (loss)	$27,102	$—	$29,497	$(25,741)	$(6,477)	$2,721	$27,102

Condensed Consolidating Statement of Income (Loss)
For the year ended December 31, 2011

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$742,728	$110,203	$20,286	$(64,856)	$808,361
Operating expenses	—	—	(134,137)	(95,827)	(22,657)	64,856	(187,765)
	—	—	608,591	14,376	(2,371)	—	620,596
Depreciation	—	—	(146,581)	(51,711)	(334)	—	(198,626)
Amortization	—	—	(42,480)	1,541	(82)	—	(41,021)
Other operating gains (losses), net	—	—	116,063	(1,989)	(6)	—	114,068
Operating income (loss)	—	—	535,593	(37,783)	(2,793)	—	495,017
Income (loss) from equity investments	247,144	—	(40,204)	(3,049)	—	(203,891)	—
Interest (expense) income	(9,869)	—	(219,590)	2,421	(13)	—	(227,051)
Interest and other income	—	—	86	1,465	3	—	1,554
Gain on changes in fair value of financial instruments	—	—	98,585	—	—	—	98,585
(Loss) gain on foreign exchange	—	—	(75,155)	(6,084)	2,395	—	(78,844)
Income (loss) before tax	237,275	—	299,315	(43,030)	(408)	(203,891)	289,261
Tax (expense) recovery	—	—	(52,171)	106	79	—	(51,986)
Net income (loss)	$237,275	$—	$247,144	$(42,924)	$(329)	$(203,891)	$237,275

Condensed Consolidating Statement of Income (Loss)
For the year ended December 31, 2010

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$745,689	$98,049	$23,839	$(46,216)	$821,361
Operating expenses	—	—	(144,180)	(83,375)	(25,125)	46,216	(206,464)
	—	—	601,509	14,674	(1,286)	—	614,897
Depreciation	—	—	(147,892)	(53,948)	(343)	—	(202,183)
Amortization	—	—	(47,395)	2,126	(199)	—	(45,468)
Other operating income, net	—	—	75,023	7,995	—	—	83,018
Operating income (loss)	—	—	481,245	(29,153)	(1,828)	—	450,264
Income (loss) from equity investments	298,439	—	(30,096)	(32,013)	—	(236,330)	—
Interest (expense) income	(12,338)	—	(244,372)	125	3	—	(256,582)
Interest and other income (expense)	—	—	4,316	1,517	(81)	—	5,752
Loss on changes in fair value of financial instruments	—	—	(11,168)	—	—	—	(11,168)
Gain (loss) on foreign exchange	—	—	162,921	7,333	(6,288)	—	163,966
Income (loss) before tax	286,101	—	362,846	(52,191)	(8,194)	(236,330)	352,232
Tax expense	—	—	(64,407)	(1,169)	(555)	—	(66,131)
Net income (loss)	$286,101	$—	$298,439	$(53,360)	$(8,749)	$(236,330)	$286,101

Condensed Consolidating Balance Sheets
As at December 31, 2012

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$—	$158,516	$19,508	$2,937	$—	$180,961
Trade and other receivables	—	—	39,694	21,938	2,130	—	63,762
Other current financial assets	—	—	41	195	6,563	—	6,799
Intercompany receivable	—	—	392,051	179,338	140,267	(711,656)	—
Prepaid expenses and other current assets	—	—	15,660	7,217	69	—	22,946
Total current assets	—	—	605,962	228,196	151,966	(711,656)	274,468
Satellites, property and other equipment	—	—	1,794,447	294,628	1,679	—	2,090,754
Other long-term financial assets	—	—	125,135	5,992	408	—	131,535
Other long-term assets	—	—	3,807	885	—	—	4,692
Intangible assets	—	—	813,923	44,735	39	—	858,697
Investment in affiliates	1,072,435	—	1,126,642	695,607	261	(2,894,945)	—
Goodwill	—	—	2,078,056	343,876	24,671	—	2,446,603
Total assets	$1,072,435	$—	$6,547,972	$1,613,919	$179,024	$(3,606,601)	$5,806,749
Liabilities
Trade and other payables	$—	$—	$20,803	$13,284	$1,622	$—	$35,709
Other current financial liabilities	—	—	87,418	1,519	1,654	—	90,591
Intercompany payable	45,703	—	221,297	409,393	35,263	(711,656)	—
Other current liabilities	—	—	76,037	1,349	544	—	77,930
Current indebtedness	—	—	31,952	1	—	—	31,953
Total current liabilities	45,703	—	437,507	425,546	39,083	(711,656)	236,183
Long-term indebtedness	—	—	3,374,977	—	—	—	3,374,977
Deferred tax liabilities (assets)	—	—	485,541	(378)	—	—	485,163
Other long-term financial liabilities	—	—	278,212	3,250	—	—	281,462
Other long-term liabilities	—	—	391,614	10,525	93	—	402,232
Total liabilities	45,703	—	4,967,851	438,943	39,176	(711,656)	4,780,017
Shareholders’ Equity
Share capital	656,394	—	1,518,716	1,096,668	104,434	(2,719,818)	656,394
Accumulated earnings	373,042	—	(2,924)	145,484	35,216	(177,776)	373,042
Reserves	(2,704)	—	64,329	(67,176)	198	2,649	(2,704)
Total shareholders’ equity	1,026,732	—	1,580,121	1,174,976	139,848	(2,894,945)	1,026,732
Total liabilities and shareholders’ equity	$1,072,435	$—	$6,547,972	$1,613,919	$179,024	$(3,606,601)	$5,806,749

Condensed Consolidating Balance Sheet
As at December 31, 2011

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$—	$256,837	$18,654	$2,471	$—	$277,962
Trade and other receivables	—	—	27,010	18,670	1,109	—	46,789
Other current financial assets	—	—	26	255	6,729	—	7,010
Intercompany receivable	—	—	349,662	137,658	148,153	(635,473)	—
Prepaid expenses and other current assets	—	—	14,052	8,019	55	—	22,126
Total current assets	—	—	647,587	183,256	158,517	(635,473)	353,887
Satellites, property and other equipment	—	—	1,808,997	340,992	1,926	—	2,151,915
Other long-term financial assets	—	—	141,084	896	428	—	142,408
Other long-term assets	—	—	3,010	2,526	—	—	5,536
Intangible assets	—	—	848,898	47,077	103	—	896,078
Investment in affiliates	1,878,938	—	1,184,893	1,495,142	260	(4,559,233)	—
Goodwill	—	—	2,078,056	343,876	24,671	—	2,446,603
Total assets	$1,878,938	$—	$6,712,525	$2,413,765	$185,905	$(5,194,706)	$5,996,427
Liabilities
Trade and other payables	$—	$—	$33,405	$9,118	$2,633	$—	$45,156
Other current financial liabilities	1,650	—	79,995	1,308	35	—	82,988
Intercompany payable	45,689	—	179,352	375,012	35,420	(635,473)	—
Other current liabilities	—	—	64,393	3,111	373	—	67,877
Current indebtedness	—	—	86,494	1	—	—	86,495
Total current liabilities	47,339	—	443,639	388,550	38,461	(635,473)	282,516
Long-term indebtedness	—	—	2,748,131	—	—	—	2,748,131
Deferred tax liabilities (assets)	—	—	452,208	(312)	—	—	451,896
Other long-term financial liabilities	—	—	255,630	3,862	291	—	259,783
Other long-term liabilities	—	—	411,533	10,726	243	—	422,502
Senior preferred shares	141,435	—	—	—	—	—	141,435
Total liabilities	188,774	—	4,311,141	402,826	38,995	(635,473)	4,306,263
Shareholders’ Equity
Share capital	1,298,178	—	2,320,730	1,898,682	104,434	(4,323,846)	1,298,178
Accumulated earnings	369,992	—	35,415	176,382	42,071	(253,868)	369,992
Reserves	21,994	—	45,239	(64,125)	405	18,481	21,994
Total shareholders’ equity	1,690,164	—	2,401,384	2,010,939	146,910	(4,559,233)	1,690,164
Total liabilities and shareholders’ equity	$1,878,938	$—	$6,712,525	$2,413,765	$185,905	$(5,194,706)	$5,996,427

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net income (loss)	$27,102	$—	$29,497	$(25,741)	$(6,477)	$2,721	$27,102
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Amortization and depreciation	—	—	196,451	47,838	361	—	244,650
Deferred tax expense (recovery)	—	—	37,973	(74)	—	—	37,899
Unrealized foreign exchange (gain) loss	—	—	(81,459)	(5,293)	3,381	—	(83,371)
Loss on derivatives	—	—	58,984	—	—	—	58,984
Share-based compensation	—	—	868	211	123	—	1,202
(Income) loss from equity investments	(29,497)	—	29,119	3,099	—	(2,721)	—
Loss on disposal of assets	—	—	722	56	—	—	778
Reversal of impairment loss on intangible assets	—	—	(1,194)	—	—	—	(1,194)
Loss on financing	—	—	77,278	—	—	—	77,278
Other	—	—	(37,868)	(10,784)	(210)	—	(48,862)
Customer prepayments on future satellite services	—	—	40,345	—	—	—	40,345
Insurance proceeds	—	—	314	—	—	—	314
Repurchase of stock options and exercise of share appreciation rights	—	—	(32,393)	(2,367)	(506)	—	(35,266)
Operating assets and liabilities	(1,635)	—	(34,261)	5,444	3,945	—	(26,507)
Net cash (used in) from operating activities	$(4,030)	$—	$284,376	$12,389	$617	$—	$293,352
Cash flows from investing activities
Satellite programs	$—	$—	$(161,536)	$(1,013)	$—	$—	$(162,549)
Purchase of other property and equipment	—	—	(5,252)	(2,240)	(119)	—	(7,611)
Purchase of intangible assets	—	—	—	(166)	—	—	(166)
Proceeds from sale of assets	—	—	34	38	—	—	72
Return of capital from subsidiaries	802,011	—	—	802,011	—	(1,604,022)	—
Dividends received	—	—	7,063	—	—	(7,063)	—
Net cash from (used in) investing activities	$802,011	$—	$(159,691)	$798,630	$(119)	$(1,611,085)	$(170,254)
Cash flows from financing activities
Proceeds from indebtedness	$—	$—	$3,306,865	$—	$—	$—	$3,306,865
Proceeds from issue of promissory note	—	—	145,466	—	—	—	145,466
Repayment of promissory note	—	—	(145,466)	—	—	—	(145,466)
Repayment of Loral Notes	—	—	(20,821)	—	—	—	(20,821)
Repayment of indebtedness	—	—	(2,611,220)	—	—	—	(2,611,220)
Repayment of senior preferred shares	(141,435)	—	—	—	—	—	(141,435)
Payment of premium on early retirement of indebtedness	—	—	(39,444)	—	—	—	(39,444)
Payment of debt issue costs	—	—	(52,030)	—	—	—	(52,030)
Return of capital to shareholders	(656,546)	—	(802,011)	(802,011)	—	1,604,022	(656,546)
Satellite performance incentive payments	—	—	(4,345)	(237)	—	—	(4,582)
Dividends paid	—	—	—	(7,063)	—	7,063	—
Net cash (used in) from financing activities	$(797,981)	$—	$(223,006)	$(809,311)	$—	$1,611,085	$(219,213)
Effect of changes in exchange rates on cash and cash equivalents	$—	$—	$—	$(854)	$(32)	$—	$(886)
(Decrease) increase in cash and cash equivalents	$—	$—	$(98,321)	$854	$466	$—	$(97,001)
Cash and cash equivalents, beginning of year	—	—	256,837	18,654	2,471	—	277,962
Cash and cash equivalents, end of year	$—	$—	$158,516	$19,508	$2,937	$—	$180,961

Condensed Consolidating Statement of Cash Flow
For the year ended December 31, 2011

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net income (loss)	$237,275	$—	$247,144	$(42,924)	$(329)	$(203,891)	$237,275
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Amortization and depreciation	—	—	189,061	50,170	416	—	239,647
Deferred tax expense (recovery)	—	—	52,099	(145)	(100)	—	51,854
Unrealized foreign exchange loss (gain)	—	—	66,375	4,045	(2,714)	—	67,706
Gain on derivatives	—	—	(87,914)	—	—	—	(87,914)
Dividends on senior preferred shares	1,650	—	—	—	—	—	1,650
Share-based compensation	—	—	2,073	383	198	—	2,654
(Loss) income from equity investments	(247,144)	—	40,204	3,049	—	203,891	—
Loss on disposal of assets	—	—	588	879	16	—	1,483
Impairment loss on intangible assets	—	—	18,368	1,100	—	—	19,468
Insurance proceeds	—	—	(135,019)	—	—	—	(135,019)
Other	—	—	(28,167)	(2,876)	242	—	(30,801)
Customer prepayments on future satellite services	—	—	55,268	2,500	—	—	57,768
Insurance proceeds	—	—	11,228	—	—	—	11,228
Operating assets and liabilities	(2,075)	—	1,944	(15,262)	2,280	—	(13,113)
Net cash (used in) from operating activities	$(10,294)	$—	$433,252	$919	$9	$—	$423,886
Cash flows from investing activities
Satellite programs	$—	$—	$(302,193)	$(54,006)	$—	$—	$(356,199)
Purchases of other property and equipment	—	—	(16,137)	(1,374)	(55)	—	(17,566)
Purchase of intangible assets	—	—	—	(12,618)	—	—	(12,618)
Insurance proceeds	—	—	135,019	—	—	—	135,019
Proceeds from sale of assets	—	—	148	—	—	—	148
Business acquisitions	—	—	(9,264)	9,264	—	—	—
Dividends received	—	—	8,633	—	—	(8,633)	—
Net cash used in investing activities	$—	$—	$(183,794)	$(58,734)	$(55)	$(8,633)	$(251,216)
Cash flows from financing activities
Repayment of indebtedness	$—	$—	$(108,741)	$—	$—	$—	$(108,741)
Dividends paid on preferred shares	(10)	—	—	—	—	—	(10)
Satellite performance incentive payments	—	—	(5,928)	—	—	—	(5,928)
Intercompany loan	10,304	—	(74,634)	64,330	—	—	—
Dividends paid	—	—	—	(8,633)	—	8,633	—
Net cash from (used in) financing activities	$10,294	$—	$(189,303)	$55,697	$—	$8,633	$(114,679)
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(363)	39	—	(324)
Increase (decrease) in cash and cash equivalents	$—	$—	$60,155	$(2,481)	$(7)	$—	$57,667
Cash and cash equivalents, beginning of year	—	—	196,682	21,135	2,478	—	220,295
Cash and cash equivalents, end of year	$—	$—	$256,837	$18,654	$2,471	$—	$277,962

Condensed Consolidating Statement of Cash Flow
For the year ended December 31, 2010

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net income (loss)	$286,101	$—	$298,439	$(53,360)	$(8,749)	$(236,330)	$286,101
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Amortization and depreciation	—	—	195,287	51,822	542	—	247,651
Deferred tax expense	—	—	63,277	146	429	—	63,852
Unrealized foreign exchange (gain) loss	—	—	(168,787)	(7,502)	6,273	—	(170,016)
Loss on derivatives	—	—	13,955	—	—	—	13,955
Dividends on senior preferred shares	2,075	—	—	—	—	—	2,075
Share-based compensation	—	—	3,691	635	341	—	4,667
(Income) loss from equity investments	(298,439)	—	30,096	32,013	—	236,330	—
Gain on disposal of assets	—	—	(3,754)	(72)	—	—	(3,826)
Reversal of impairment loss on satellites, property and other equipment	—	—	—	(7,923)	—	—	(7,923)
Reversal of impairment loss on intangible assets	—	—	(71,269)	—	—	—	(71,269)
Other	—	—	(24,600)	(315)	(15)	—	(24,930)
Customer prepayments on future satellite services	—	—	30,982	—	—	—	30,982
Operating assets and liabilities	10,293	—	(44,971)	2,867	1,996	—	(29,815)
Net cash from operating activities	$30	$—	$322,346	$18,311	$817	$—	$341,504
Cash flows from investing activities
Satellite programs	$—	$—	$(257,725)	$—	$—	$—	$(257,725)
Purchase of other property and equipment	—	—	(2,299)	(1,556)	(111)	—	(3,966)
Proceeds from sale of assets	—	—	26,782	144	—	—	26,926
Other	—	—	10,000	—	—	(10,000)	—
Net cash used in investing activities	$—	$—	$(223,242)	$(1,412)	$(111)	$(10,000)	$(234,765)
Cash flows from financing activities
Repayment of indebtedness	$—	$—	$(34,946)	$—	$—	$—	$(34,946)
Dividends paid on preferred shares	(30)	—	—	—	—	—	(30)
Satellite performance incentive payments	—	—	(5,099)	—	—	—	(5,099)
Dividends paid	—	—	—	(10,000)	—	10,000	—
Net cash (used in) from financing activities	$(30)	$—	$(40,045)	$(10,000)	$—	$10,000	$(40,075)
Effect of changes in exchange rates on cash and cash equivalents	$—	$—	$—	$4	$(562)	$—	$(558)
Increase in cash and cash equivalents	$—	$—	$59,059	$6,903	$144	$—	$66,106
Cash and cash equivalents, beginning of year	—	—	137,623	14,232	2,334	—	154,189
Cash and cash equivalents, end of year	$—	$—	$196,682	$21,135	$2,478	$—	$220,295

