Form 10-K/A
period 2012-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2013-04-11
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K/A

Amendment No. 1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

At March 31, 2013, 21,262,340 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

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

None

LORAL SPACE AND COMMUNICATIONS INC.

Explanatory Note

Loral Space & Communications Inc. (“Loral,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in our Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because the Company has not yet scheduled its Annual Meeting of Stockholders for 2013 and, accordingly, the Company’s definitive proxy statement containing such information will not be filed on or before 120 days after our fiscal year end.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment does not reflect events occurring after the date of the filing of our Form 10-K and nor does it amend, modify or otherwise update any other information in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

Item 10.          Directors, Executive Officers and Corporate Governance

Information required by Item 10 with regard to the executive officers of Loral Space & Communications Inc. (“Loral” or the “Company”) was contained in Item 10 of our Form 10-K filed on March 1, 2013. The following provides information regarding the directors of Loral and the other information required by Item 10 that was not contained in our Form 10-K.

Loral has three classes of directors serving staggered three-year terms, with each of Class I and Class II consisting of two directors and Class III consisting of three directors. The terms of the Class I, II and III directors expire on the date of the Company’ s Annual Meeting in 2013, 2014 and 2015, respectively.

Members of the Board of Directors

The following are brief biographical sketches of each of our directors, including his experience, qualifications, attributes and skills, which, taken as a whole, have enabled the Board of Directors (the “Board”) to conclude that each director should, in light of the Company’s business and structure, serve as a director of the Company.

Class I — Directors Whose Terms Expire in 2013

Arthur L. Simon
Age:	81

Director Since:	November 2005

Class:	Class I

Business Experience:	Mr. Simon is retired. Before his retirement, Mr. Simon was a partner at Coopers & Lybrand L.L.P., Certified Public Accountants, from 1968 to 1994.

Other Directorships:	Director and member of the Audit and Corporate Governance Committees of L-3 Communications Corporation.

Qualifications:	Mr. Simon’s qualifications for service on our Board include his significant experience in the satellite industry, having served as a director of the Company and its predecessor for more than 15 years. He also has significant expertise and background with regard to accounting and internal controls, having served in a public accounting firm for 38 years, 25 of which were as a partner, and having co-founded the aerospace/defense contracting group at his former firm. In addition, he brings to the Company substantial business knowledge gained while serving as an independent director for another public company in the aerospace and defense industry.

John P. Stenbit
Age:	72

Director Since:	June 2006

Class:	Class I

Business Experience:	Mr. Stenbit is a consultant for various government and commercial clients. Mr. Stenbit is also Director and Chairman of the Audit Committee of Defense Group Inc., a private corporation, a Trustee of The Mitre Corp., a not-for-profit corporation, and a member of the Advisory Boards of the Missile Defense Agency, the Defense Intelligence Agency, the National Security Agency and the Science Advisory Group of the US Strategic Command. From 2001 to his retirement in March 2004, he was Assistant Secretary of Defense of Networks and Information Integration/Department of Defense Chief Information Officer.

Other Directorships (current):	Director and member of the Nominating and Corporate Governance and Compensation and Human Resources Committees of ViaSat, Inc.

Other Directorships (previous within the last five years):	Director and member of the Governance and Nominating and Audit Committees of SM&A Corporation; Director and member of the Corporate Governance and Compensation Committees of SI International, Inc.; Director and member of the Nominating and Corporate Governance, Audit and Compensation Committees of Cogent, Inc.

Qualifications:	Mr. Stenbit’s qualifications for service on our Board include his significant experience in the aerospace and satellite industries, having previously served as a senior executive of TRW for 10 years in positions with financial oversight responsibilities. He also has had a distinguished career of government service focused on the telecommunications and command and control fields. In addition, he brings to the Company a breadth of business knowledge gained while serving as an independent director for other technology companies.

Class II — Directors Whose Terms Expire in 2014

John D. Harkey, Jr.
Age:	52

Director Since:	November 2005

Class:	Class II

Business Experience:	Mr. Harkey has been Chairman and Chief Executive Officer of Consolidated Restaurant Companies, Inc. since 1998.

Other Directorships (current):	Director and Chairman of the Audit Committee of Energy Transfer Equity, L.P.; Director of Emisphere Technologies, Inc.; Director and member of the Nominating and Corporate Governance Committee of Leap Wireless International, Inc.; Chairman of the Board and member of the Audit Committee of Regency Energy Partners LP.

Other Directorships (previous within the last five years):	Director and member of the Audit Committee of Energy Transfer Partners, L.L.C.

Qualifications:	Mr. Harkey’s qualifications for service on our Board include his ability to provide the insight and perspectives of a successful and long-serving active chief executive officer of a major restaurant company. His service on the boards of several other public companies in diverse industries allows him to offer a broad perspective on corporate governance, risk management and operating issues facing corporations today.

Michael B. Targoff
Age:	68

Director Since:	November 2005

Class:	Class II

Business Experience:	Mr. Targoff has been Vice Chairman of Loral since November 21, 2005 and a consultant to the Company since December 15, 2012. Mr. Targoff was Chief Executive Officer of Loral from March 1, 2006 to December 14, 2012 and President of Loral from January 8, 2008 to December 14, 2012. Mr. Targoff also has been a Director and member of the Audit Committee of Telesat Canada (“Telesat”), a subsidiary of Telesat Holdings Inc. (“Telesat Holdings”), since the Company acquired its interest in Telesat Holdings in October 2007. From 1998 to February 2006, Mr. Targoff was founder and principal of Michael B. Targoff & Co., a private investment company.

Other Directorships (current):	Director, Chairman of the Audit Committee and member of the Compensation Committee and Nominating and Corporate Governance Committee of Leap Wireless International, Inc.

Other Directorships (previous within the last five years):	Chairman of the Board and member of the Audit Committee of CPI International, Inc.; Director and Chairman of the Banking and Finance Committee and the Corporate Governance Committee of ViaSat, Inc.

Qualifications:	Mr. Targoff’s qualifications for service on our Board include his extensive understanding and knowledge of our business and the satellite industry, as well as demonstrated leadership skills and operating experience, acquired during more than 20 years of serving as a senior executive of the Company and its predecessors. As a director of other public and private companies in the telecommunications industry, Mr. Targoff also brings to the Company a broad-based business knowledge and substantial financial expertise.

Class III — Directors Whose Terms Expire in 2015

Hal Goldstein
Age:	47

Director Since:	November 2005

Class:	Class III

Business Experience:	Mr. Goldstein is an independent investor. From 1996 to May 2012, Mr. Goldstein served MHR Fund Management LLC (“MHR”) in various capacities, including as a managing principal.

Qualifications:	Mr. Goldstein’s qualifications for service on our Board include his significant supervisory and oversight experience, as well as transactional expertise gained while structuring, acquiring and monitoring multiple and diverse portfolio investments and investment opportunities during his tenure at MHR. His experience serving on the boards of various companies also allows him to offer a broad perspective on corporate governance and operating issues facing corporations today.

Mark H. Rachesky, M.D.
Age:	54

Director Since:	November 2005

Class:	Class III

Business Experience:	Dr. Rachesky has been non-executive Chairman of the Board of Directors of Loral since March 1, 2006. Dr. Rachesky also has been non-executive Chairman of the Board and a member of the Compensation and Corporate Governance Committee of Telesat, since the Company acquired its interest in Telesat Holdings in October 2007. Dr. Rachesky founded MHR and has been its President since 1996. MHR is an investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments.

Other Directorships (current):	Non-executive Chairman of the Board, Chairman of the Nominating and Corporate Governance Committee and member of the Compensation Committee of Leap Wireless International, Inc.; Director and member of the Governance and Nominating Committee and Compensation Committee of Emisphere Technologies, Inc.; Non-executive Chairman of the Board and member of the Strategic Advisory Committee and Compensation Committee of Lions Gate Entertainment Corp.; Director and member of the Nominating and Governance Committee, Finance Committee and Compensation Committee of Navistar International Corporation.

Other Directorships (previous within the last five years):	Director of NationsHealth Inc. and Neose Technologies, Inc.

Qualifications:	Dr. Rachesky’s qualifications for service on our Board include his demonstrated leadership skills as well as his extensive financial expertise and broad-based business knowledge and relationships. In addition, as the President of MHR, with a demonstrated investment record in companies engaged in a wide range of businesses over the last 17 years, together with his experience as chairman and director of other public and private companies, Dr. Rachesky brings to the Company broad and insightful perspectives relating to economic, financial and business conditions affecting the Company and its strategic direction.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our Voting Common Stock, par value $.01 per share (“Voting Common Stock”), to file reports with the SEC. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Loral believes that, during 2012, all filing requirements were met on a timely basis, except that one report reporting a gift of shares to a trust was not timely reported by John P. Stenbit.

Code of Ethics

Loral has adopted a Code of Conduct for all of its employees, including all of its executive officers. Any amendments or waivers to this Code of Conduct with respect to Loral’s principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) will be posted on such web site. This Code of Conduct is available on the Investor Relations — Corporate Governance section of our web site at www.loral.com. One may also obtain, without charge, a copy of this Code of Conduct by contacting our Investor Relations Department at (212) 697-1105.

Audit Committee

The Company’s Board has a standing Audit Committee, the members of which are Arthur L. Simon (Chairman), John D. Harkey, Jr. and John P. Stenbit. The Board of Directors has determined that all of the members of the Audit Committee meet the independence and experience requirements of the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market. Moreover, the Board has determined that one of the Committee’s members, Mr. Simon, qualifies as an “audit committee financial expert” as defined by the SEC.

Item 11.          Executive Compensation

Compensation Discussion and Analysis

The Compensation Discussion and Analysis explains the Company’s executive compensation program as it relates to the following named executive officers. Titles and positions are those in effect as of December 31, 2012.

Name	Title

Michael B. Targoff(1)	Vice Chairman of the Board of Directors, and Former Chief Executive Officer and President

Avi Katz(2)	President, General Counsel and Secretary

Harvey B. Rein(3)	Senior Vice President and Chief Financial Officer

John Capogrossi(4)	Vice President and Controller

Richard P. Mastoloni(5)	Former Senior Vice President – Finance and Treasurer

John Celli(6)	President of Space Systems/Loral, LLC (formerly, Space Systems/Loral, Inc., “SS/L”)

__________________________

(1)	In connection with the corporate office restructuring resulting from the sale of SS/L, Mr. Targoff’s employment as Chief Executive Officer and President of the Company was terminated effective as of December 14, 2012. Mr. Targoff is continuing as a Director and Vice Chairman of the Company and has been engaged as a part-time consultant to the Board of Directors. See “Certain Relationships and Related Transactions, and Director Independence – Consulting Agreement” below.

(2)	In connection with the corporate office restructuring resulting from the sale of SS/L, in addition to his position as General Counsel and Secretary, Mr. Katz was appointed as President on December 14, 2012, replacing Mr. Targoff in that position. Prior to that time, Mr. Katz was Senior Vice President, General Counsel and Secretary.

(3)	Mr. Rein was Senior Vice President and Chief Financial Officer throughout 2012. In connection with the corporate office restructuring resulting from the sale of SS/L, Mr. Rein’s employment as Senior Vice President and Chief Financial Officer of the Company was terminated effective as of March 15, 2013.

(4)	In connection with the corporate office restructuring resulting from the sale of SS/L, in addition to his position as Vice President and Controller, Mr. Capogrossi was appointed Chief Financial Officer and Treasurer effective March 15, 2013.

(5)	In connection with the corporate office restructuring resulting from the sale of SS/L, Mr. Mastoloni’s employment as Senior Vice President – Finance and Treasurer of the Company was terminated effective as of December 14, 2012.

(6)	Mr. Celli is included as a named executive officer because he was President of SS/L, the Company’s wholly owned subsidiary, through November 2, 2012, the date on which the Company completed the sale of SS/L.

Objectives and Philosophy

Our compensation program for our executive officers, including our named executive officers, is established and administered by our Compensation Committee (the “Committee”) and is designed to (i) attract and retain high quality named executive officers, who are critical to our long-term success; (ii) motivate and reward our named executive officers for achieving our short-term business and long-term strategic goals; and (iii) align the financial interests of our named executive officers with those of our stockholders.

Compensation for our named executive officers consists of “total direct compensation,” certain other compensatory benefits (including perquisites, nonqualified deferred compensation and retirement benefits) and potential compensation payable in the event of the executive’s termination of employment. “Total direct compensation” is comprised of base salary, annual bonus compensation (included in the Summary Compensation Table below for 2012 in the Bonus column and for 2011 and 2010 in the Non-Equity Plan Incentive Compensation column) and long-term incentive compensation in the form of equity awards. Each of these elements of total direct compensation is discussed in more detail below.

Specifically, in order to attract and retain high quality executive officers, the Committee seeks to provide compensation for the named executive officers at levels that are competitive in our industry, which is highly specialized and generally comprised of firms that are significantly larger in size than we are and for which the supply of qualified and talented executives is limited. For these reasons, and based on the most recent review of executive compensation levels at industry peer companies, the Committee seeks to set target total direct compensation levels for our named executive officers between the 50th and 75th percentile for comparable positions at our peer companies, if target levels for our performance measures are achieved. In addition, our executive compensation program is designed to provide performance-based compensation that rewards our named executive officers for the achievement of predetermined corporate and personal performance goals.

The Committee considers a variety of factors when determining target total direct compensation levels for our named executive officers, including:

•	each executive officer’s role and level of responsibilities;

•	the total compensation of executives who perform similar duties at peer companies (based on the most recent review of executive compensation levels at industry peer companies);

•	the total compensation for each executive officer during the prior fiscal year;

•	the potential for each executive officer to contribute to our future success; and

•	other circumstances as appropriate.

In addition to total direct compensation, the Committee also considers other compensatory benefits and potential compensation payable to executive officers in determining compensation levels for the named executive officers. These other benefits and compensation include retirement benefits, deferred compensation account balances and potential benefits which may be payable upon separation from the Company. The nature of this other compensation is different from total direct compensation because it involves, in the case of retirement benefits and deferred compensation account balances, compensation payable only in the future, and, in the case of termination benefits, compensation which is contingent upon the possible occurrence of future events. When making pay decisions, the Committee does not consider each element of compensation in isolation; rather, the Committee considers the overall compensation package for each named executive officer with a view to ensuring that it is properly balanced to achieve the objectives noted above.

The Role of Peer Groups, Compensation Consultants, Surveys and Market Analysis

The Committee from time-to-time reviews market analyses assessing the extent to which the compensation program established for our named executive officers is competitive when compared with executive compensation programs established by a group of peer companies to ascertain whether the Company is paying its named executive officers in accordance with the Company’s stated compensation philosophy (as discussed under “Objectives and Philosophy” above). For the reasons described below, however, in 2012, the Committee did not review the executive compensation programs or pay levels of any peer companies or perform any comparative compensation assessments.

In early 2012, the Company commenced a process to explore the sale of SS/L, which ultimately resulted in completion of the sale of SS/L in November 2012 to MDA Communications Holdings, Inc. (the “SS/L Sale”). Because the Company was involved in the sale process throughout 2012, and because a sale would result both in SS/L no longer being a subsidiary of the Company and in a significant restructuring of the Company’s corporate office, the Committee believed that it was not appropriate to evaluate executive compensation for either executives of SS/L or for the corporate office until the results of the sale process and the post-sale structure of the corporate office were known. Accordingly, for 2012, the Committee did not retain any compensation consultants to assist in general compensation analyses or reviews and no peer groups were developed. Independent compensation consultants were, however, retained in 2012 to render advice in connection with establishing transaction bonus plans relating to the SS/L Sale (see “Elements of Compensation – SS/L Sale Transaction Bonuses” below) and revisions to the SS/L severance policy (see “Severance Policies for Named Executive Officers – SS/L Severance Policy” below).

Consideration of 2012 Say-on-Pay Vote

At our 2012 annual meeting of stockholders, we held a stockholder advisory vote on the compensation of our named executive officers, or say-on-pay, as required by Section 14A of the Exchange Act. Seventy-eight percent (78%) of the stockholder votes cast were in favor of our say-on-pay proposal. The Committee considered the non-binding say-on-pay vote as an affirmation of our current executive compensation programs and practices with respect to our named executive officers and made no significant changes to such programs and practices in response to the advisory vote. The executive compensation advisory vote proposal for 2013 will be presented to stockholders at the Company’s 2013 annual meeting.

Elements of Compensation

Total Direct Compensation – Cash and Stock Incentives

Our total direct compensation consists of three components:

•	base salary;

•	performance-based annual cash bonus; and

•	long-term incentive compensation in the form of equity awards.

Base Salary

We provide a base salary for services rendered by our named executive officers throughout the year to give them resources upon which to live and to provide a portion of compensation which is assured in order to help provide them with a certain level of financial security. When determining base salary, we may consider a number of factors, to the extent they are relevant to any named executive officer in any year, including market data, prior salary, job responsibilities and changes in job responsibilities, achievement of specified Company goals, individual experience, demonstrated leadership, performance potential, Company performance and retention considerations. These factors are not weighed or ranked in any particular way.

For 2012, Mr. Targoff’s base salary was established by his employment agreement (see “Employment Agreements” below). Effective January 1, 2012, Mr. Targoff’s employment agreement was amended to increase his base salary per year from $1,094,525 to $1,127,361. This 3% increase was approved by the Committee as an ordinary course cost of living adjustment. Base salaries for Messrs. Katz, Rein, Capogrossi and Mastoloni, having been subject to a 3% ordinary course cost of living adjustment effective December 31, 2011, were not adjusted in 2012. Base salary for Mr. Celli, having been adjusted in 2010 based on the findings and recommendations of Aon Hewitt in its 2010 analysis of the compensation levels for SS/L senior executives, was not changed for 2012.

Annual Bonus Compensation

We provide annual cash bonus incentives for our named executive officers under our Management Incentive Bonus or MIB program to motivate and reward our named executive officers for achieving annual, short-term corporate goals. Each named executive officer has a target bonus opportunity, which in the past was generally payable upon the achievement of certain performance goals at the target level. The Committee administers the MIB program, sets target bonus opportunities and annual performance goals and determines the degree to which goals have been achieved and the amounts payable under the MIB program each year. The table below sets forth the target bonus opportunity for each named executive officer.

Name	Target Bonus Opportunity (as a % of salary)

Michael B. Targoff	125%
Avi Katz	60%
Harvey B. Rein	60%
John Capogrossi	40%
Richard P. Mastoloni	60%
John Celli	75%

The target bonus opportunity for Mr. Targoff was set by his employment agreement (see “Employment Agreements” below). The target bonus opportunities for Messrs. Katz, Rein and Mastoloni, having been increased in 2011 to more closely align with those of comparable similarly situated executives at SS/L, were not adjusted in 2012. The target bonus opportunity for Mr. Capogrossi was not adjusted in 2012. The target bonus opportunity for Mr. Celli was unchanged from that set in 2010 based on the findings and recommendations of Aon Hewitt in its 2010 analysis of the compensation levels for SS/L senior executives.

In the past, our MIB program provided that our named executive officers could earn more or less than their target bonus opportunities if actual performance fell within certain ranges above or below the targeted performance. For example, in past years, the program provided the named executive officers with the opportunity to earn up to 130% of their target percentage for performance at the highest performance level of each component and 70% of their target percentage for performance at the minimum or threshold level of performance for each component, below which level no bonus could be earned. Thus, for each named executive officer, the bonus amount paid could increase or decrease proportionately in accordance with performance against our performance measures. In the case of the CEO, for example, performance at the highest level for each component would mean that he could earn up to 162.5% of his base salary as a bonus, and performance at the threshold level for each component would mean that he could earn 87.5% of his base salary as a bonus.

For the reasons described below, our 2012 MIB program did not follow the same structure as was customary in past years. In past years, management presented and recommended to the Committee, and, after review and consideration, the Committee approved, an MIB program structure that included certain formulas, performance targets, metrics and weightings, such as achievement of certain specified levels of EBITDA, new business and year-end cash levels. Specifically, Mr. Targoff’s bonus opportunity was tied to performance at SS/L and Telesat, the bonus opportunity for Messrs. Katz, Rein, Capogrossi and Mastoloni was tied to performance at SS/L and individual objectives, and Mr. Celli’s bonus opportunity was tied solely to performance at SS/L. After the end of the year, in order to determine the amount to be paid to named executive officers under the MIB program, the Committee compared actual performance against target for each goal and bonuses were awarded accordingly.

As discussed above, the Company was involved in the SS/L sale process throughout 2012, and, therefore, the Committee did not believe it would be appropriate to set performance goals for 2012, especially as they relate to SS/L which was anticipated not to be, and in fact was not, a subsidiary of the Company at year-end. In December 2012, after completion of the SS/L Sale, Mr. Targoff reviewed the performance during 2012 of the participants in the MIB program, including the named executive officers (other than Mr. Celli) and specifically noted their contribution towards the completion of the SS/L Sale and their excellent performance on other matters. He recommended, therefore, and the Committee approved, payment of discretionary bonuses to the named executive officers (other than Mr. Celli) at the same level as in 2011. The Committee also reviewed Mr. Targoff’s performance in 2012 and specifically noted his contribution towards the completion of the SS/L Sale and his excellent performance on other matters and approved payment of a discretionary bonus to Mr. Targoff at the same level as in 2011. Thus, as in 2011, these 2012 bonus awards resulted in a bonus payment to Mr. Targoff, at an aggregate of 122.5% of his target, and to each of Messrs. Katz, Rein, Capogrossi and Mastoloni, at an aggregate of 130% of their targets. These bonuses are included in the Bonus column of the Summary Compensation Table. Mr. Celli did not receive a bonus under the Company’s MIB program as SS/L was no longer a subsidiary of the Company on the date that bonuses were awarded.

SS/L Sale Transaction Bonuses

In early 2012, with the commencement of the SS/L sale process, the Committee, based on the recommendation of Mr. Targoff and an independent compensation consultant, Mr. Shekhar Purohit, approved transaction bonus plans relating to the SS/L Sale – the SS/L Change in Control Incentive Plan for SS/L Employees and the SS/L Change in Control Incentive Plan for Corporate Employees. The Committee believed that it was important for the success of any transaction that the SS/L and corporate executives and employees be properly motivated and rewarded for their work in achieving value for the shareholders. Both Change in Control Incentive Plans provided that the Plan Administrator, the Loral CEO, could designate participants for participation in the Plans and determine the bonus amounts to be paid upon a change in control of SS/L. The amounts payable would depend on the aggregate sale price for SS/L. Bonus payments under the Plans were neither mandatory nor guaranteed, and no participant had any vested right under the Plan until so notified by the Plan Administrator. The SS/L Change in Control Incentive Plan for SS/L Employees provided for a pool of potential bonus payments to SS/L employees of up to $10.6 million depending on the final transaction price, and the SS/L Change in Control Incentive Plan for Corporate Employees provided for a pool of potential bonus payments to employees of the corporate office (other than Mr. Targoff) of up to $3.2 million depending on the final transaction price. Messrs. Katz, Rein, Capogrossi and Mastoloni received special discretionary bonuses under the SS/L Change in Control Incentive Plan for Corporate Employees which are included in the Bonus column of the Summary Compensation Table. Mr. Celli also received a special discretionary bonus under the SS/L Change in Control Incentive Plan for SS/L Employees in recognition of his performance in connection with the SS/L Sale which was paid by SS/L after closing of the SS/L Sale.

Long-term Incentive Compensation

General

We also provide long-term equity incentive compensation to our named executive officers through our Amended and Restated 2005 Stock Incentive Plan (the “Stock Incentive Plan”). We believe that equity-based awards help to align the financial interests of our named executive officers with those of our stockholders by providing our named executive officers with an additional equity stake in the Company. Equity-based awards also reward our named executive officers for increasing stockholder value.

Our Stock Incentive Plan allows us to grant a variety of stock-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. These types of awards measure Company performance over a longer period of time than the other methods of compensation. The Committee administers the Stock Incentive Plan and determines the level and type of awards granted to the named executive officers.

In addition to our Stock Incentive Plan, in 2009, the Company established the SS/L Phantom SAR program to incentivize and reward executives and employees based on an increase in a synthetically designed equity value for SS/L over a defined vesting period – three years for the named executive officers. Because SS/L common stock was not freely tradable on the open market and thus did not have a readily ascertainable market value, SS/L equity value under the program was derived from a formula that calculated equity value based on a multiple of Adjusted EBITDA plus cash on hand less debt at the end of the relevant year. A one-time grant of these SS/L Phantom SARs was made in 2009 to all of the named executive officers, except for Mr. Targoff, and the payout of the final tranche was made to the named executive officers in 2012. See “Executive Compensation – Compensation Tables – Option Exercises and Stock Vested in Fiscal 2012 .”

In general, when granting equity-based awards, the Committee takes into account the following subjective and objective factors:

•	the level of responsibility of each named executive officer;

•	the contributions of each named executive officer to our financial results;

•	retention considerations; and

•	practices of companies in our peer group.

Prior to making a grant, the Committee also considers our stock price, the volatility of the stock price and potential dilution.

The process by which the Committee evaluates, considers and approves equity-based awards is generally as follows. The Committee determines the nature and value of various equity-based awards by first looking both at market conditions, which may include review of peer company data, and at the estimated value of particular types of awards to develop ranges of awards for the named executive officers. After developing the potential range of awards, the Committee seeks recommendations from the CEO as to the value of the awards to be granted to specific individuals, other than the CEO. The Committee then reviews the recommendations, considers the total recommended grant size as compared to outstanding shares and expected dilution and makes the final grant decision for the named executive officers other than the CEO. The Committee independently undertakes the same evaluation and makes an award determination with respect to the CEO. If stock options or stock appreciation rights are the selected form of award, the Committee may use the Black-Scholes pricing model (a formula widely used to value exchange-traded options and determine the present value of the executive option award) or other pricing models as appropriate to determine the value of the awards and for comparison to equity-based compensation for executives in our peer group.

To date, all option grants have had an exercise price equal to at least the fair market value of our Voting Common Stock on the grant date. We do not grant equity-based awards in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information to coincide with our equity-based award grant dates. We have not yet adopted a fixed policy or practice with regard to the timing of equity-based award grants but may consider doing so in the future. We do not have a specific policy regarding ownership of Company stock by our named executive officers. Our policy on insider trading and confidentiality generally restricts executive officers from engaging in short-term or speculative transactions involving our stock, including short sales and publicly traded options.

In 2012, the Committee did not make any equity awards to the named executive officers. The Committee believed that the equity awards granted to the named executive officers in previous years were sufficient to continue to align the financial interests of the named executive officers with those of our stockholders and to incentivize them to increase stockholder value. Specifically, awards granted in 2009 provided for vesting schedules over a period of years, and in the case of certain awards to Mr. Targoff, for delayed settlement dates, which, the Committee believed, would provide for continued motivation and reward the named executive officers in line with our stockholders over the vesting period and through the ultimate settlement date. The Committee also believed that equity-based awards that were fully vested before 2012 or that were scheduled to vest during 2012 would continue to provide long-term stockholder value beyond the vesting dates because of the continued upside financial potential for executives.

Other Benefits and Perquisites

Our named executive officers receive other benefits also available to other salaried employees, including health insurance, life insurance, vacation pay and sick pay. Also, in order to compete effectively in attracting and retaining qualified named executive officers, we provide the named executive officers who are officers of Loral with universal life insurance policies in various amounts beyond that provided for other employees. Other than the additional life insurance, the Committee has determined that there generally should be no perquisites or similar benefits for named executive officers which are not consistent with those available to other salaried employees. We do not provide the named executive officers with automobiles, aircraft for personal use, personal living accommodations, club memberships or reimbursement of “social expenses” except to the extent that they are specifically, directly and exclusively used to conduct Company business.

Nonqualified Deferred Compensation

In December 2005, in connection with our emergence from bankruptcy, pursuant to our plan of reorganization, we entered into deferred compensation arrangements for certain key employees, including our named executive officers. These deferred compensation awards were calculated by multiplying $9.441 by the number of shares of Voting Common Stock underlying the stock options granted to these key employees in connection with our emergence from bankruptcy. To the extent our stock price declined below $28.441, the corresponding portion of the deferred compensation accounts would have declined accordingly. The deferred compensation accounts for the named executive officers were converted into interest-bearing accounts upon exercise of the related stock options. Pursuant to the terms of the deferred compensation arrangements, vested balances, with applicable accrued interest thereon, were distributed to the named executive officers (except for Mr. Celli) in December 2012. Mr. Celli’s vested balance was distributed to him in November 2012 upon closing of the SS/L Sale.

Retirement Benefits

Retirement benefits are intended both to recognize long-term service with us and to keep the overall pay packages for our named executive officers comparable to that of our peer group so that we can attract and retain high quality executive officers and compete effectively with our peer companies. The Company maintains two types of retirement plans covering its executive officers: a defined benefit pension plan and a defined contribution savings plan. Pension benefits are also provided through a “non-qualified” plan. The non-qualified plan, also known as the Supplemental Executive Retirement Plan (“SERP”), is designed to “restore” the benefit levels that may be limited by IRS regulations. In December 2010, the Company separated its SERP into two separate plans — one covering executives of the corporate office (the “Loral SERP”) and the other covering executives of SS/L (the “SS/L SERP”).

Prior to the closing of the SS/L Sale, our qualified pension plan (the “Loral pension plan”) and our defined contribution savings plan (the “Loral 401(k) plan”) covered both employees of Loral’s corporate office and employees of SS/L, including all of the named executive officers. In connection with the SS/L Sale, a new stand-alone SS/L pension plan (the “SS/L pension plan”) and a new stand-alone SS/L 401(k) plan were established, pension and 401(k) obligations related to SS/L current and former employees were transferred from the Loral pension plan and Loral 401(k) to the newly formed SS/L pension plan and SS/L 401(k) plan, and the newly formed SS/L pension plan and SS/L 401(k) were transferred to SS/L.

As of December 31, 2012, the Loral pension plan covers all named executive officers, except for Mr. Celli who is covered by the SS/L pension plan. In 2006, the Company changed the qualified pension plan, which for all named executive officers other than Mr. Celli previously had been administered on a non-contributory basis, to require certain contributions by participants thereby having the effect of sharing the cost of providing pension benefits with the named executive officers.

As of December 31, 2012, the Loral 401(k) plan benefits all named executive officers, except for Mr. Celli who participates in the SS/L 401(k) plan. Named executive officers who make contributions to the savings plan receive matching contributions from the Company or SS/L, as the case may be, of up to 6% of a participant’s eligible base salary at a rate of 66⅔%. All Loral named executive officers are eligible to and participate in the Loral 401(k) plan and Mr. Celli is eligible to and participates in the SS/L 401(k) plan.

The Loral and SS/L pension plans are subject to the Internal Revenue Code’s limits on covered compensation and benefits payable. Named executive officers who earn in excess of applicable IRS limits also participate in either the Loral SERP or the SS/L SERP. Non-qualified excess benefits and supplemental retirement plans under ERISA provided by these SERPs restore the benefits that would be payable to participants under the qualified pension plans except for the limitations imposed on qualified plans under the Internal Revenue Code.

Under both the Loral SERP and the SS/L SERP, each participant is entitled to receive the difference, if any, between the full amount of retirement income due under the pension plan formula without application of the IRS limitations and the amount of retirement income payable to the participant under the pension plan formula when applicable Internal Revenue Code limitations are applied.

In connection with the corporate office restructuring as a result of the SS/L Sale, on December 13, 2012, our Board approved termination of the Loral SERP. The Company expects to make lump sum payments to the participants in the Loral SERP between December 16, 2013 and December 31, 2013 in accordance with the requirements of Section 409A and the regulations promulgated thereunder. All of the named executive officers are eligible to receive benefits from the Loral SERP, except for Mr. Celli who is eligible to receive benefits from the SS/L SERP.

Employment Agreements

Former CEO – Michael B. Targoff

On March 1, 2006, Michael Targoff became our Chief Executive Officer. On March 28, 2006, we entered into an employment agreement with Mr. Targoff. Prior to becoming our Chief Executive Officer, Mr. Targoff was Vice Chairman of our Board. The Committee believed it was important and desirable to enter into an employment agreement with Mr. Targoff, which included severance arrangements, in order to induce him to assume the position of Chief Executive Officer and to assure him of a degree of certainty relating to his employment situation and thereby secure his dedication notwithstanding any concern he might have regarding his continued employment prior to or following termination or a change in control.

Mr. Targoff’s employment agreement was amended and restated on December 17, 2008 primarily in order to bring it into documentary compliance with Section 409A of the Internal Revenue Code (“Section 409A”) before December 31, 2008 as required by the IRS.

On July 19, 2011, we entered into an amendment to Mr. Targoff’s employment agreement to, among other things, extend the term of his employment to December 31, 2011. This amendment was effective retroactive to December 31, 2010, the expiration of the employment term under the original employment agreement.

On January 11, 2012, we entered into a second amendment to Mr. Targoff’s employment agreement to, among other things, extend the term of his employment to December 31, 2012. This amendment was effective retroactive to December 31, 2011, the expiration of the employment term under the employment agreement, as amended. The amendments to Mr. Targoff’s employment agreement were entered into in order to induce Mr. Targoff to continue in his position as Chief Executive Officer and to lead the Company as it considered strategic alternatives.

In connection with the corporate office restructuring resulting from the SS/L Sale, Mr. Targoff’s employment as Chief Executive Officer and President of the Company was terminated effective as of December 14, 2012.

Under his employment agreement, as amended, Mr. Targoff was entitled to receive an annual base salary of $1,127,361 for 2012. Mr. Targoff’s base salary was subject to annual review by the Board. The employment agreement also provided that Mr. Targoff would participate in our Management Incentive Bonus Program, with a target annual bonus of one hundred twenty-five percent (125%) of his base salary.

Pursuant to his employment agreement, Mr. Targoff was granted in March 2006 five year options to purchase 825,000 shares of our Voting Common Stock with a per-share exercise price equal to $26.915, the fair market value of one share of our Voting Common Stock on the date of grant. This grant served as Mr. Targoff’s equity awards for 2006 and 2007 and was subject to the approval by our stockholders of our Stock Incentive Plan which was obtained on May 22, 2007 at our 2007 annual meeting of stockholders. As of March 28, 2009, Mr. Targoff was fully vested in these options. Mr. Targoff exercised 300,000 of these options in May 2010 and the remaining 525,000 options in January 2011.

Mr. Targoff was also entitled under his employment agreement to participate in all Company benefit plans, including our Stock Incentive Plan, available to our other executive officers. Mr. Targoff’s participation was on the same basis as other executive officers of the Company.

Upon Mr. Targoff’s termination of employment on account of death or permanent disability during the contract term, or if, during the term of the contract, his employment was terminated by Loral without “cause” or if Mr. Targoff resigned for “good reason” (as such terms are defined in his employment agreement), Mr. Targoff was entitled to a severance payment described below and to accelerated vesting of a portion (in the case of death or disability) or all (in the case of termination by Loral without “cause” or resignation for “good reason”) of his options. These arrangements and payments to Mr. Targoff in connection with termination of his employment effective December 14, 2012 are described more fully below under “Compensation Tables – Potential Change in Control and Other Post Employment Payments.”

Mr. Targoff’s employment agreement provided that during the term of Mr. Targoff’s employment with Loral and for a twelve-month period (or twenty-four (24) months in the case of termination following a change in control of Loral) following a termination of employment, Mr. Targoff is restricted from (i) engaging in competitive activities, (ii) directly or indirectly soliciting current and certain former employees of Loral or any of its affiliates and (iii) knowingly soliciting, directly or indirectly, any customers or suppliers within the twelve-month period prior to such termination of employment to terminate or diminish their relationship with Loral or any of its affiliates. In addition, the agreement provided that Mr. Targoff is not allowed to disclose confidential information of Loral.

Mr. Targoff’s employment agreement also provided that if any provision of the agreement (or of any award of compensation, including equity compensation or benefits) would cause him to incur any additional tax or interest under Section 409A, the Company would, after consulting with him, reform such provision to comply with Section 409A, but only if, after consultation, such provision could be reformed to so comply, provided that the Company agreed to maintain, to the maximum extent practicable, the original intent and economic benefit to Mr. Targoff of the applicable provision without violating the provisions of Section 409A. In addition, we agreed to indemnify Mr. Targoff, on an after-tax basis, for any additional tax (including interest and penalties with respect thereto) that may be imposed on him by Section 409A as a result of the options being granted subject to the approval by our stockholders of our Stock Incentive Plan.

In addition, Mr. Targoff’s employment agreement provided for the reimbursement of his attorney’s fees in connection with the negotiation of the employment agreement and a tax gross-up payment to cover his taxes for any such reimbursement.

Loral Holdings Corporation and SS/L guaranteed the payment and performance of Loral’s obligations under the employment contract with Mr. Targoff.

On December 14, 2012, Loral entered into a consulting agreement with Mr. Targoff. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and Xtar and the ViaSat lawsuit. See “Certain Relationships and Related Transactions, and Director Independence – Consulting Agreement” for further information about this agreement.

Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain expenses of $17,000 per month for which he reimburses the Company. Mr. Targoff earned $60,000 (before expenses of $8,500 to be reimbursed) for service performed in the period from December 15, 2012 to December 31, 2012.

Other Named Executive Officers

None of the named executive officers other than Mr. Targoff has an employment agreement with the Company.

Severance Policies for Named Executive Officers

Loral Severance Policy for Corporate Officers

In June 2006, the Company formally adopted a severance policy for corporate officers, including the named executive officers who were designated by the plan administrator (other than Mr. Targoff, whose severance was governed by his employment agreement as described above). This policy was amended and restated on December 17, 2008 primarily in order to bring it into documentary compliance with Section 409A of the Internal Revenue Code before December 31, 2008 as required by the IRS. The policy was again amended and restated in August 2011 primarily to include a provision for severance benefits payable to certain of Loral’s named executive officers in the event of termination of employment in connection with or in contemplation of a Corporate Event (defined to include, among other things, a change of control of Loral, a sale or spin-off of SS/L or the closing or cessation or reduction in the scope of operations, in whole or in part, of Loral’s corporate headquarters). The Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and Restated as of August 4, 2011) (the “Loral Severance Policy for Corporate Officers”) provides for severance benefits following the termination of an eligible officer’s employment by Loral without cause. Severance benefits will be provided at different levels, depending on the seniority and length of service of the officer when termination occurs. Severance benefits are not provided in the event employment is terminated due to death, disability or retirement.

Loral believed it was important and desirable to adopt a severance policy in order to assure Loral’s officers of a degree of certainty relating to their employment situation and thereby secure their dedication, notwithstanding any concerns they might have regarding their continued employment prior to or following termination or a change in control. The amendments were intended to enhance the policies in contemplation of a potential Corporate Event for retention purposes and to keep executives focused on our business and completion of strategic transactions.

SS/L Severance Policy

In 2012, SS/L management engaged Mercer (US) Inc. (“Mercer”) as an independent consultant to review and assess SS/L’s existing severance policy in light of the sale process being conducted by Loral and to report its findings and recommendations to the Committee. SS/L management believed, and Mercer concurred, that as a result of the sale process a competitive severance policy was important to retain key employees before, during and after any contemplated transaction.

Mercer reviewed SS/L’s existing severance policy as well as management’s proposed changes and modifications to that policy. SS/L management proposed a revised severance policy that identified employees who would be critical to completion of a strategic transaction, critical in a post-transaction transition period and critical to SS/L’s business going forward. These employees were grouped into three classes with severance payout levels commensurate with the level of an employee’s criticality. Mercer reviewed the proposed revised severance policy and assessed it against market practices. Mercer also reviewed and compared the cost structures between SS/L’s standard severance program and its enhanced severance program. Based on market data and its experience, Mercer provided SS/L management with feedback and refinements to the proposed policy which was then presented to and approved by the Committee in May 2012 (the “SS/L Severance Policy”).

The SS/L Severance Policy provided for separation pay in the event of involuntary termination of employment. Under this policy, separation pay would be provided at different levels depending on the seniority and length of service of the officer when termination occurs. The policy also provided for enhanced severance pay for three categories of designated employees upon or within 12 or 18 months following a change in control of SS/L. Severance benefits would not be provided in the event employment was terminated due to voluntary retirement or involuntarily for poor performance, violation of SS/L policies or for other cause.

Role of Executive Officers in Pay Decisions

Upon the request of the Committee, certain of our employees including certain executive officers, compile and organize information, arrange and attend meetings and provide support for the Committee’s work. Mr. Targoff, our Chief Executive Officer and President until termination of his employment on December 14, 2012, recommended compensation levels and awards to the Committee with respect to the other named executive officers. The Committee determined Mr. Targoff’s compensation without any input from any other executive officer. Ultimately, all compensation decisions for the named executive officers are approved by the Committee.

Tax Aspects of Executive Compensation

Section 162(m) of the Internal Revenue Code generally limits our corporate tax deduction for compensation that is not “performance based” to $1 million annually that is paid to each named executive officer who is a Company employee at year-end. Options granted under our Stock Incentive Plan are designed to meet the Section 162(m) requirements for performance-based compensation, and are, therefore, exempt from the $1 million limitation on tax deductions for a named executive officer’s compensation in any fiscal year. Our other bonus and incentive programs, however, are not designed to meet the technical Section 162(m) requirements. Accordingly, for 2012, compensation payable to our named executive officers in the aggregate amount of $947,517 will not be deductible. In addition to these bonus and incentive programs, there may be other instances in which the Committee determines that it cannot structure compensation to meet Section 162(m) requirements. In those instances, the Committee may elect to structure elements of compensation (such as certain qualitative factors in annual bonuses) to accomplish business objectives that it believes are in our best interests and those of our stockholders, even though doing so may reduce the amount of our tax deduction for such compensation.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management the above “Compensation Discussion and Analysis” contained in this Amendment No. 1 to Annual Report for the year ended December 31, 2012 on Form 10-K/A. Based upon that review and those discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report for the year ended December 31, 2012 on Form 10-K/A.

The Compensation Committee

Mark H. Rachesky, M.D., Chairman
John D. Harkey, Jr.

Compensation Committee Interlocks and Insider Participation

Dr. Mark H. Rachesky and John D. Harkey, Jr. served as members of the Compensation Committee during 2012. No member of the Compensation Committee is a present or former officer of, or employed by, the Company or its subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity the executive officers of which entity serve either on the Company’s Board of Directors or Compensation Committee. Dr. Rachesky founded, and serves as President of, MHR, affiliated funds of which have engaged in transactions with the Company. See “Certain Relationships and Related Transactions, and Director Independence – MHR Fund Management LLC.”

Compensation Tables

Summary Compensation Table

				Non-Equity
				Incentive	Change in
				Plan	Pension	All Other
Name and Principal		Salary(3)	Bonus(4)	Compensation(5)	Value(6)	Compensation(7)	Total
Position(1)	Year	($)	($)	($)	($)	($)	($)

Michael B. Targoff	2012	$1,084,001	$1,675,991	—	$1,521,000	$5,787,600	$10,068,592
Vice Chairman of the Board and	2011	$1,094,525	—	$1,675,991	$686,000	$107,371	$3,563,887
Former Chief Executive Officer and	2010	$953,669	—	$1,550,250	$560,000	$98,683	$3,162,602
President

Avi Katz	2012	$523,085	$756,443	—	$415,000	$18,722	$1,713,250
President, General Counsel and Secretary	2011	$505,904	—	$406,443	$225,000	$18,521	$1,155,868
	2010	$489,231	—	$295,954	$148,000	$22,299	$955,484

Harvey B. Rein	2012	$525,178	$658,069	—	$683,000	$18,207	$1,884,454
Senior Vice President and	2011	$507,928	—	$408,069	$433,000	$18,006	$1,367,003
Chief Financial Officer	2010	$491,204	—	$297,138	$307,000	$21,784	$1,117,126

John Capogrossi	2012	$316,762	$289,085	—	$305,000	$12,126	$922,973
Vice President and Controller(2)

Richard P. Mastoloni	2012	$513,551	$1,716,593	—	$465,000	$1,528,006	$4,223,150
Former Senior Vice President – Finance	2011	$518,537	—	$416,593	$175,000	$14,627	$1,124,757
and Treasurer	2010	$501,544	—	$303,344	$108,000	$18,405	$931,293

John Celli	2012	$380,769	—	—	$378,000	$9,347	$768,116
President of SS/L	2011	$450,000	—	$532,125	$358,000	$9,693	$1,349,818
	2010	$451,363	—	$529,958	$289,000	$8,707	$1,279,028

_______________________________

(1)	Titles and positions are those in effect as of December 31, 2012. In connection with the corporate office restructuring resulting from the SS/L Sale: (v) Mr. Targoff’s employment as Chief Executive Officer and President of the Company was terminated effective as of December 14, 2012; (w) in addition to his position as General Counsel and Secretary, Mr. Katz, formerly Senior Vice President, was appointed as President effective December 14, 2012; (x) Mr. Rein’s employment as Senior Vice President and Chief Financial Officer of the Company was terminated effective as of March 15, 2013; (y) in addition to his position as Vice President and Controller, Mr. Capogrossi was appointed Chief Financial Officer and Treasurer effective March 15, 2013; and (z) Mr. Mastoloni’s employment as Senior Vice President – Finance and Treasurer of the Company was terminated effective as of December 14, 2012. Mr. Celli is included as a named executive officer because he was President of SS/L, the Company’s wholly owned subsidiary, through November 2, 2012, the date on which the Company completed the SS/L Sale.

(2)	Mr. Capogrossi was not a named executive officer in 2011 and 2010 and, therefore, his compensation information has not been included for those years.

(3)	2012 salary expense shown for Messrs. Targoff and Mastoloni represents salary expense through December 14, 2012, the date on which their employment with the Company was terminated. Salary expense for Mr. Celli represents salary expense through November 2, 2012, the date on which the Company completed the SS/L Sale.

(4)

Messrs. Targoff, Katz, Rein, Capogrossi and Mastoloni received discretionary bonuses of $1,675,991, $406,443, $408,069, $164,085 and $416,593, respectively, under the Company’s MIB program; Mr. Celli did not receive a bonus under the Company’s MIB program as SS/L was no longer a subsidiary of the Company on the date that bonuses were awarded. See “Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation – Annual Bonus Compensation” for a description of these bonuses.

Special discretionary bonuses were awarded by the Company to Messrs. Katz, Rein, Capogrossi and Mastoloni in the amount of $350,000, $250,000, $125,000 and $1,300,000, respectively, in recognition of their performance in connection with the SS/L Sale. Mr. Celli also received a special discretionary bonus in recognition of his performance in connection with the SS/L Sale in the amount of $2,554,739 which was paid by SS/L after closing of the SS/L Sale. See “Compensation Discussion and Analysis — Elements of Compensation — SS/L Sale Transaction Bonuses.”

(5)	Amounts shown represent the annual incentive bonuses earned under our Management Incentive Bonus Plan for 2011 and 2010. See “Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation – Annual Bonus Compensation” for a description of these bonuses.

(6)	For 2012, represents the aggregate increase in the actuarial present value of pension benefits between fiscal year-end 2011 and fiscal year-end 2012. For 2011, represents the aggregate increase in the actuarial present value of pension benefits between fiscal year-end 2010 and fiscal year-end 2011. For 2010, represents the aggregate increase in the actuarial present value of pension benefits between fiscal year-end 2009 and fiscal year-end 2010. See the “Pension Benefits” table below for further discussion regarding our pension plans.

(7)	The following table describes each component of the “All Other Compensation” column in the Summary Compensation Table above.

All Other Compensation

		Value of	Company	Medical
		Insurance	Matching	Executive
		Premiums	401(k)	Reimbursement
Name	Year	Paid	Contributions	Expense	Other	Total

Michael B. Targoff	2012	$25,105	$10,001	—	$5,752,494	$5,787,600
	2011	$25,105	$9,800	—	$72,466	$107,371
	2010	$25,105	$9,800	$3,778	$60,000	$98,683

Avi Katz	2012	$8,721	$10,001	—	—	$18,722
	2011	$8,721	$9,800	—	—	$18,521
	2010	$8,721	$9,800	$3,778	—	$22,299

Harvey B. Rein	2012	$8,206	$10,001	—	—	$18,207
	2011	$8,206	$9,800	—	—	$18,006
	2010	$8,206	$9,800	$3,778	—	$21,784

John Capogrossi	2012	$2,125	$10,001	—	—	$12,126

Richard P. Mastoloni	2012	$4,827	$10,001	—	$1,513,178	$1,528,006
	2011	$4,827	$9,800	—	—	$14,627
	2010	$4,827	$9,800	$3,778	—	$18,405

John Celli	2012	—	$9,347	—	—	$9,347
	2011	—	$9,693	—	—	$9,693
	2010	—	$8,707	—	—	$8,707

The table above identifies and quantifies the compensation items set forth in the “All Other Compensation” column. These items include the value of life insurance premiums paid by the Company, Company 401(k) matching contributions and the expense incurred by us in 2010 with respect to the participation in our medical executive reimbursement program, which program was discontinued effective in 2011.

For Mr. Targoff, the “Other” column in the table above includes (i) a $5,606,704 severance payment received in 2012 with respect to the termination of his employment effective December 14, 2012; (ii) a payment of $35,790 received in 2012 in lieu of continuation after termination of employment of his executive life insurance benefits to which he was entitled under his employment agreement ; (iii) $60,000 in consulting fees under his consulting agreement with the Company for the period from December 15, 2012 to December 31, 2012; (iv) $50,000, $60,000 and $60,000 for director fees received in 2012, 2011 and 2010, respectively, for his service on the Board of Directors; and (v) $12,466 for reimbursement of legal fees ($6,804) and a tax gross-up ($5,662) in 2011 in connection with the amendment of his employment agreement. Consulting and director fees received by Mr. Targoff in 2012 are also included in the 2012 Director Compensation Table below. See “Executive Compensation – Compensation Tables – Directors Compensation for Fiscal 2012.”

For Mr. Mastoloni, the “Other” column in the table above includes the following payments paid to Mr. Mastoloni in 2012 in connection with the termination of his employment effective December 14, 2012: (i) a $1,484,779 severance payment; (ii) $9,654 in lieu of continuation after termination of employment of his executive life insurance benefits to which he was entitled under our severance policy; (iii) $18,488 for accrued but unused vacation; and (iv) $257 as additional income equal to the value of certain equipment acquired by Mr. Mastoloni upon termination of his employment.

Outstanding Equity Awards at 2012 Fiscal Year-End

There were no outstanding unexercised stock options or other unvested stock awards held by the named executive officers as of December 31, 2012.

Option Exercises and Stock Vested in Fiscal 2012

The following table provides information on the exercise of stock options and vesting of other stock awards held by the named executive officers during 2012.

	Option Awards			Stock Awards
	Number of			Number of
	Shares Acquired		Value Realized	Shares Acquired		Value Realized
	on Exercise		on Exercise	on Vesting		on Vesting
Name	(#)		($)	(#)		($)

Michael B. Targoff	93,750		$4,302,188
	37,760	(1)	$1,377,481

Avi Katz	50,000		$2,622,450	192	(3)	$14,192
	8,750	(2)	$225,488

Harvey B. Rein	35,000		$1,835,715	192	(3)	$14,192
	8,750	(2)	$225,488

John Capogrossi	20,000		$1,038,880	128	(3)	$9,461
	6,250	(2)	$161,063

Richard P. Mastoloni	10,000		$519,440	192	(3)	$14,192
	12,083	(1)	$502,703
	8,750	(2)	$225,488

John Celli	11,250	(2)	$289,913

 _________________________________________________________

(1)	Includes an equitable adjustment to outstanding stock-based awards to reflect a special dividend of $13.60 paid on Loral’s common stock in April 2012. See Item 5(d) and Note 12 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information about this special dividend.

(2)	Represents SS/L Phantom SARs that vested and were paid on March 18, 2012. See “Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation – Long-term Incentive Compensation” for a description of the SS/L Phantom SARs.

(3)	Represents restricted stock units, payable in the Company’s discretion in cash or in stock, that vested in 2012. Value realized is as of the date of vesting and settlement.

Pension Benefits in Fiscal Year 2012

The table below sets forth information on the pension benefits for the named executive officers under each of the following pension plans as of December 31, 2012:

•	Pension Plan. Prior to the closing of the SS/L Sale, our pension plan (the “Loral pension plan”) covered both employees of Loral’s corporate office and employees of SS/L, including all of the named executive officers. In connection with the sale, a new stand-alone SS/L pension plan (the “SS/L pension plan”) was established, pension obligations related to SS/L current and former employees were transferred from the Loral pension plan to the newly formed SS/L pension plan, and the newly formed SS/L pension plan was transferred to SS/L.

The Loral pension plan is a funded and tax qualified retirement plan that, as of December 31, 2012, covered 440 participants, including the named executive officers except for Mr. Celli, who, as of December 31, 2012, is covered by the SS/L pension plan. The Loral pension plan provides benefits based primarily on a formula that takes into account the executive’s earnings for each year of service. Annual benefits under the current contributory formula (meaning a required 1% post-tax contribution by the named executive officers) are accrued year-to-year during the years of credited service until retirement. At retirement, under the plan’s normal form of retirement benefit (life annuity), the aggregate of all annual benefit accruals becomes the annual retirement benefit payable on a monthly basis for life with a guaranteed minimum equal to the executive’s contributions. The current contributory formula for Loral named executive officers and other eligible employees calculated each year provides a benefit of 1.2% of eligible compensation up to the Social Security Wage Base (SSWB) and 1.45% of eligible compensation of amounts over the SSWB for those with less than 15 years of service, or 1.5% of the eligible compensation up to the SSWB and 1.75% of eligible compensation of amounts over the SSWB to the IRS-prescribed limit for those with 15 or more years of service. Eligible compensation for Loral named executive officers includes base salary and management incentive bonuses paid in that year. For 2012, the SSWB was $110,100 and the IRS-prescribed compensation limit was $250,000. For example, if an individual accrued $1,000 per year for 15 years and then retired, his annual retirement benefit for life would be $15,000. In 2012, each named executive officer contributed $2,500. Prior to July 1, 2006, with the exception of Mr. Celli, there was no contribution requirement for the named executive officers to receive this formula.

The normal retirement age as defined in the pension plan is 65. Eligible employees who have achieved ten years of service by the time they reach age 55 are eligible for an early retirement benefit at 50% of the benefit they would receive at age 65. The early retirement benefit increases incrementally (but not linearly) from 50% at age 55 to 100% at age 65 depending on an employee’s age at the time he or she elects early retirement. Currently, Messrs. Targoff, Rein and Capogrossi are eligible for either regular or early retirement under the Loral pension plan. In addition to a life annuity, the plan offers other forms of benefit, including spousal survivor annuity options and beneficiary period-certain options. Mr. Celli is eligible for retirement under the SS/L pension plan.

•	Supplemental Executive Retirement Plan. The Company provides a Supplemental Executive Retirement Plan, or SERP, to participants who earn in excess of the IRS-prescribed compensation limit in any given year to provide for full retirement benefits above amounts available under our pension plan because of IRS limits. In December 2010, the Company separated its SERP into two separate plans — the Loral SERP, covering employees of the corporate office, and the SS/L SERP, covering employees of SS/L. Both the Loral SERP and the SS/L SERP are unfunded and are not qualified for tax purposes. For 2012, an employee’s annual SERP benefit was accrued under the same formulas used in the pension plan with respect to amounts earned above the $250,000 maximum noted above. SERP benefits in the past have generally been payable at the same time and in the same manner as benefits are payable under the pension plan. The timing and manner of SERP benefit payments after 2008, however, must be in compliance with Section 409A. For example, payments must begin at the later of age 55 or six months after termination and a participant is entitled to elect one of two actuarially equivalent forms of annuity benefits — either a single life annuity or a 50% joint and survivor annuity.

In connection with the corporate office restructuring as a result of the SS/L Sale, on December 13, 2012, our Board approved termination of the Loral SERP. The Company expects to make lump sum payments to the participants in the Loral SERP between December 16, 2013 and December 31, 2013 in accordance with the requirements of Section 409A and the regulations promulgated thereunder.

The table below indicates the named executive officers’ years of credited service under our pension plans and the present value of their accumulated benefits, in each case as of December 31, 2012 (except for Mr. Celli, values for whom are shown as of November 2, 2012, the date of completion of the SS/L Sale). During 2012, no payments were made to any of the named executive officers.

2012 Pension Benefits

			Present Value of
		Number of Years	Accumulated
		of Credited Service(1)	Benefit(2)
Name	Plan Name	(#)	($)

Michael B. Targoff	Loral Pension Plan	24	$483,000
	Loral SERP	24	$4,591,000

Avi Katz	Loral Pension Plan	16	$365,000
	Loral SERP	16	$859,000

Harvey B. Rein	Loral Pension Plan	33	$893,000
	Loral SERP	33	$1,731,000

John Capogrossi	Loral Pension Plan	24	$654,000
	Loral SERP	24	$501,000

Richard P. Mastoloni	Loral Pension Plan	15	$271,000
	Loral SERP	15	$745,000

John Celli	SS/L Pension Plan	32	$929,000
	SS/L SERP	32	$859,000

(1)	The number of years of credited service is rounded to the nearest whole number as of December 31, 2012.

(2)	The accumulated benefit for all named executive officers is based on service and earnings (base salary and bonus, as described above) considered by the plans for the period through December 31, 2012. The accumulated benefit includes the value of contributions made by the named executive officers throughout their careers. The present value has been calculated for all named executive officers assuming that each named executive officer retires and starts receiving benefits at age 65, the age at which retirement may occur without any reduction in benefits. The present value calculation also assumes that the benefit is payable under the available forms of annuity and is consistent with the assumptions as described in Note 15 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. As described in such Note, the interest rate assumption is 4.00%.

Nonqualified Deferred Compensation in Fiscal 2012

On December 21, 2005, we established deferred compensation bookkeeping accounts for certain employees, including the named executive officers, and credited those accounts with a dollar amount equal to $9.441 for each deferred compensation unit. To the extent our stock price declined below $28.441, the corresponding portion of the deferred compensation accounts would have declined accordingly. The deferred compensation accounts for the named executive officers were converted into interest-bearing accounts upon exercise of the related stock options. Pursuant to the terms of the deferred compensation arrangements, vested balances, with applicable accrued interest thereon, were distributed to the named executive officers (except for Mr. Celli) in December 2012. Mr. Celli’s vested balance was distributed to him in November 2012 upon closing of the SS/L Sale.

The table below identifies the aggregate earnings and aggregate withdrawals/distributions during 2012.

2012 Nonqualified Deferred Compensation

		Aggregate
	Aggregate Earnings	Withdrawals/
	in Last FY(1)	Distributions
Name	($)	($)

Michael B. Targoff	$1,621	$1,012,645

Avi Katz	$526	$472,576

Harvey B. Rein	$595	$472,887

John Capogrossi	$282	$236,389

Richard P. Mastoloni	$469	$378,321

John Celli	$553	$378,828

(1)	The deferred compensation accounts could not increase in value above the $9.441 per unit value we originally accrued to the accounts, regardless of how much our stock price increased over the $28.441 limit, unless and until the accounts were converted into interest-bearing accounts. Because the average of the high and low prices of our Voting Common Stock was above the $28.441 maximum limit on both January 1, 2012 and the date of distribution of the accounts, there was no gain in the deferred compensation accounts during 2012. Amounts in the “Aggregate Earnings in Last FY” column represent interest earned during 2012 on interest-bearing accounts resulting from the exercise of stock options.

Potential Change in Control and other Post Employment Payments

As discussed above in the Compensation Discussion and Analysis, prior to termination of his employment on December 14, 2012, Michael B. Targoff was the only named executive officer who had an employment agreement with the Company that provided for potential post-termination payments. Post-termination payments for the other named executive officers (other than John Celli), as of December 31, 2012, were governed by Loral’s Severance Policy for Corporate Officers. Post-termination payments for Mr. Celli, as of November 2, 2012, the date of the sale of SS/L by the Company, were governed by SS/L’s Severance Policy. In this section, we provide details of these arrangements.

CEO

Mr. Targoff’s employment agreement provided that, upon Mr. Targoff’s death or disability during the term of his employment agreement, Mr. Targoff would be entitled to, among other payments, his accrued and unpaid bonus for the preceding year, a pro rated annual bonus for the year in which such death or permanent disability occurred, acceleration of vesting of a prorated portion of the next vesting tranche of stock options and deferred compensation units, and, in the case of his death, salary through the end of the month in which he died. In addition, under the agreement, in the event of his death, his dependents would be entitled to continued medical, prescription drug and dental insurance coverage through the end of the term of the agreement.

Mr. Targoff’s employment agreement also provided that, in the event that during the term of his employment agreement Mr. Targoff’s employment were terminated by us without “cause” or Mr. Targoff resigned for “good reason” (as such terms are defined in his employment agreement), Mr. Targoff would be entitled to a severance payment, in a lump sum, equal to two (2) times the sum of his base salary and annual bonus (for the preceding year). In addition, under the agreement, Mr. Targoff would be entitled to any accrued and unpaid annual bonus for the preceding year and a prorated annual bonus for the year in which any such termination of employment occurred. Mr. Targoff and his dependents would also be entitled under the agreement to coverage under Loral’s medical, dental and life insurance in effect immediately prior to such termination for eighteen (18) months following such termination, or until he commenced new employment and became eligible for comparable benefits. In addition, under the agreement, all of Mr. Targoff’s stock options, deferred compensation account and any other equity awards then held by Mr. Targoff would become fully vested. Mr. Targoff’s severance payments and benefits under his employment agreement were contingent upon his execution of a release of claims in our favor. Mr. Targoff was not entitled to a tax gross-up payment in the event that he became subject to any parachute payment excise taxes under Section 4999 of the Internal Revenue Code.

In connection with the corporate office restructuring resulting from the SS/L Sale, Mr. Targoff’s employment as Chief Executive Officer and President of the Company was terminated effective as of December 14, 2012, and he received the severance benefits provided for by his employment agreement. See “Executive Compensation – Compensation Tables – Summary Compensation Table.”

Other Named Executive Officers

Messrs. Katz, Rein, Capogrossi and Mastoloni. As noted above in the Compensation Discussion and Analysis, the Company maintains the Loral Severance Policy for Corporate Officers, which provides for potential severance benefits for the named executive officers. Pursuant to this policy, an eligible officer with the title of Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer or Executive Vice President whose severance is not otherwise governed by an employment agreement will be entitled to cash severance payments aggregating to the sum of (x) twelve months’ pay (defined as base salary plus average annual incentive bonus compensation paid over the last two years of employment) and (y) twelve months’ base salary. The officer will receive an initial lump sum payment within twenty days of termination, not subject to mitigation, equal to the greater of (A) six months’ pay and (B) the sum of three months’ pay plus two weeks’ base salary for every year of service with the Company plus one twelfth of two weeks’ base salary for every month of service with the Company in excess of the officer’s full years of service with the Company. If the officer is unemployed after six months (or if the officer is employed at a rate of pay that is less than his rate of pay immediately prior to termination), the remainder of his cash severance (the “Remainder”) will be paid in biweekly installments over eighteen months beginning on the six-month anniversary of termination, the first thirteen payments, if any, aggregating to the lesser of six months’ pay and such Remainder, and the next twenty-six payments, if any, aggregating to the lesser of one year’s base salary and the excess of the Remainder over six months’ pay. In all events, the Remainder is subject to reduction by any amount of compensation then being received by the officer from other employment (including self-employment).

An eligible officer with the title of Vice President will be entitled to cash severance payments aggregating to the sum of six months’ pay plus two weeks’ base salary for every year of service with the Company plus one twelfth of two weeks’ base salary for every month of service with the Company in excess of the officer’s full years of service with the Company. The officer will receive an initial lump sum payment within twenty days of termination, not subject to mitigation, equal to the sum of three months’ pay plus two weeks’ base salary for every year of service with the Company plus one twelfth of two weeks’ base salary for every month of service with the Company in excess of the officer’s full years of service with the Company. If the officer is unemployed after three months (or if the officer is employed at a rate of pay that is less than his rate of pay immediately prior to termination), the Remainder will be paid in biweekly installments over twelve weeks beginning on the three-month anniversary of the termination, subject to reduction by any amount of compensation then being received by the officer from other employment (including self-employment).

The Loral Severance Policy for Corporate Officers also provides for severance benefits payable to certain of Loral’s named executive officers in the event of termination of employment in connection with or in contemplation of a Corporate Event (defined to include, among other things, a change of control of Loral, a sale or spin-off of SS/L or the closing or cessation or reduction in the scope of operations, in whole or in part, of Loral’s corporate headquarters). In such event, named executive officers who are Senior Vice Presidents of Loral would be entitled to severance benefits that include, among other things, payment in a lump sum of an amount equal to one year’s pay (base salary and average bonus paid over the last two years) plus one year’s base salary, and named executive officers who are Vice Presidents of Loral would be entitled to severance benefits that include, among other things, payment in a lump sum of an amount equal to six months’ pay plus two weeks’ pay for every year of service with the Company plus one twelfth of two weeks’ pay for every month of service with the Company in excess of the officer’s full years of service with the Company.

If a terminated officer has outstanding unvested stock options or other equity or incentive compensation awards that provide for less than 100% vesting upon such a termination, such officer will vest (x) with respect to time-vested awards, in the next full tranche that would have vested on the next vesting date for such awards, and (y) with respect to performance-vested awards, in that portion of such awards that would have vested during the twelve months following such termination based on the actual achievement of the applicable performance thresholds. If such termination occurs within six months following a major corporate transaction, acquisition or divestiture, however, the terminated officer will be entitled to full vesting of his unvested awards, unless the plan administrator determines that such termination is not the result of such corporate transaction, acquisition or divestiture.

A terminated officer will also be entitled to continued participation in the Company’s medical, prescription, dental and vision insurance coverage. The officer may, if eligible, elect to participate in the Company’s Retiree Medical Plan by electing to receive benefits from the Loral pension plan. Alternatively, the officer may elect COBRA continuation coverage, and, during the “severance period,” the Company will pay the officer each month an amount equal to the excess, if any, of the full monthly COBRA premiums for such coverage under the Company’s benefit plans under which such medical and dental coverage is provided, as in effect from time to time, over the amount of the portion of such premiums the officer would pay if the officer were an active employee. The term “severance period” for purposes of insurance continuation means, for the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Executive Vice President or, in the event of termination of employment in connection with or in contemplation of a Corporate Event, a Senior Vice President, twenty-four months, and for a Vice President, six calendar months plus the number of full calendar months equal to (x) two weeks’ pay for every year of service plus one twelfth (1/12th) of two weeks’ pay for every month of service in excess of such Vice President’s years of service divided by (y) the monthly rate of the Vice President’s base salary. During the “severance period,” the officer will also be entitled to continued company-provided executive life insurance benefits, to the extent the officer was receiving such benefits prior to his termination.

No executive officer is entitled to a tax gross-up payment in the event that he becomes subject to any parachute payment excise taxes under Section 4999 of the Internal Revenue Code.

In connection with the corporate office restructuring resulting from the SS/L Sale, Mr. Mastoloni’s employment as Senior Vice President, Finance and Treasurer of the Company was terminated effective as of December 14, 2012, and he received the severance benefits provided for in the Loral Severance Policy for Corporate Officers. See “Executive Compensation – Compensation Tables – Summary Compensation Table.”

Mr. Celli. As noted above in Compensation Discussion and Analysis, as of the closing of the SS/L Sale, SS/L maintained a severance policy for the named executive officers who are officers of SS/L. Under SS/L’s Severance Policy, separation pay is provided at different levels depending on the seniority and length of service of the officer when termination occurs. Career band employees, of which Mr. Celli is one, may be eligible to receive between 10.8 weeks of pay (for service of one year) and 52 weeks of pay (for service of 20 years or more). Certain employees designated by the plan administrator are eligible for enhanced severance of between 50% and 150% of pay in the event of termination without cause upon or within 12 or 18 months following a change in control. Prior to the sale of SS/L by Loral, Mr. Celli had been designated to be eligible for enhanced severance, and, upon termination without cause upon or within 18 months of a change in control of SS/L, would be entitled to receive 150% of pay. Severance benefits are not provided in the event employment is terminated due to voluntary retirement or involuntarily for poor performance, violation of SS/L policies or for other cause.

Potential Severance Payments

upon Termination

(As of December 31, 2012)(1)

			Severance for
			Termination
			Without Cause
	Severance for		upon a
	Termination		Change in Control
	Without Cause(2)		or Corporate Event(3)
Name	($)		($)

Michael B. Targoff	$5,606,704	(4)	$5,606,704

Avi Katz	$794,448		$1,448,605

Harvey B. Rein	$1,454,401		$1,659,509	(5)

John Capogrossi	$532,103		$684,092

Richard P. Mastoloni	$792,033		$1,484,779	(6)

John Celli	$450,000		$1,304,969

(1)	None of the named executive officers were entitled to a tax gross up with respect to the potential severance payments upon termination as of December 31, 2012. No equity awards were subject to acceleration of vesting upon termination, death and disability or change in control. For Mr. Celli, amounts shown reflect SS/L’s Severance Policy as in effect on November 2, 2012, the date of the SS/L Sale.

(2)	For severance for termination without cause, amounts do not include the value of continued medical and life insurance coverage post-termination. The value of such coverage is $78,832 for Mr. Targoff, $56,884 for Mr. Katz, $43,783 for Mr. Rein, $31,189 for Mr. Capogrossi, $27,432 for Mr. Mastoloni and $16,594 for Mr. Celli. Severance amounts for Messrs. Katz, Rein, Capogrossi and Mastoloni assume full payment of the portion subject to mitigation under our severance policy.

(3)	For severance for termination without cause upon a change in control, amounts do not include the value of continued medical and life insurance coverage post-termination. The value of such coverage is $78,832 for Mr. Targoff, $100,007 for Mr. Katz, $43,783 for Mr. Rein, $41,387 for Mr. Capogrossi, $48,406 for Mr. Mastoloni and $16,594 for Mr. Celli.

(4)	The value shown for Mr. Targoff reflects the actual amount of severance received by Mr. Targoff upon the termination of his employment effective December 14, 2012. This amount is also included in the “All Other Compensation” column of the Summary Compensation Table.

(5)	In connection with the corporate office restructuring resulting from the sale of SS/L, Mr. Rein’s employment as Senior Vice President and Chief Financial Officer of the Company was terminated effective as of March 15, 2013, and he received severance of $1,665,478 which reflects service through March 15, 2013.

(6)	The value shown for Mr. Mastoloni reflects the actual amount of severance received by Mr. Mastoloni upon the termination of his employment effective December 14, 2012. This amount is also included in the “All Other Compensation” column of the Summary Compensation Table.

Directors Compensation for Fiscal 2012

For fiscal year 2012, Loral provided the compensation set forth in the table below to its directors.

On May 22, 2012, the Board of Directors approved grants of 11,057 restricted stock units to our non-executive directors as a group as compensation for services rendered during 2012 (4,253 units to Dr. Rachesky and 1,701 units to each of Messrs. Goldstein, Harkey, Simon and Stenbit). These restricted stock units vest on the first anniversary of the grant date (or, if earlier, the date of the Company’s first regular annual meeting of stockholders held after the Grant Date), and each director’s restricted stock units will be settled on the earlier of death of the director, the date the director undergoes a separation of service from the Company and the date of a change in control of the Company. Mr. Devabhaktuni resigned from the Board of Directors in January 2012, and his unvested restricted stock units were forfeited.

2012 Director Compensation

	Fees
	Earned			All
	or Paid		Stock	Other
	in Cash		Awards(1)	Compensation
Name	($)		($)	($)	Total

Mark H. Rachesky, M.D.	$60,834		$250,003	—	$310,837

Michael B. Targoff(2)	$50,000		—	$60,000	$110,000

Sai S. Devabhaktuni(3)	—		—	—	—

Hal Goldstein	$56,000		$99,990	—	$155,990

John D. Harkey, Jr.	$71,334		$99,990	—	$171,324

Arthur L. Simon	$76,334	(4)	$99,990	—	$176,324

John P. Stenbit	$67,666	(5)	$99,990	—	$167,656

(1)	The amounts in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock units granted to our directors on May 22, 2012. All amounts are based on the average of the high and low price of our Voting Common Stock on the five trading days preceding the date of grant ($58.7829 per unit). As of December 31, 2012, Dr. Rachesky held 35,102, Mr. Goldstein held 8,951, each of Messrs. Harkey and Stenbit held 14,040, and Mr. Simon held 12,080, restricted stock units, respectively.

(2)

Does not include compensation paid to Mr. Targoff in his capacity as Chief Executive Officer and President of the Company and does not include severance and other related amounts paid to Mr. Targoff in connection with termination of his employment with the Company effective as of December 14, 2012,which compensation, severance and other related amounts are set forth above under “Executive Compensation – Compensation Tables – Summary Compensation Table.”

The amount set forth in the “Fees Earned or Paid in Cash” column for Mr. Targoff represents $50,000 in director fees for service on the Board during 2012, and the amount set forth in the “All Other Compensation” column for Mr. Targoff represents $60,000 in consulting fees under his consulting agreement with the Company for the period from December 15, 2012 to December 31, 2012; these amounts are also included in the “All Other Compensation” column of the Summary Compensation Table. See “Executive Compensation – Compensation Tables – Summary Compensation Table.” See also “Certain Relationships and Related Transactions, and Director Independence — Consulting Agreement” for a description of the Company’s consulting agreement with Mr. Targoff.

(3)	Mr. Devabhaktuni resigned from the Board of Directors in January 2012.

(4)	Does not include $53,250 of fees paid to Mr. Simon in 2012 for service in 2011 on a committee of independent directors established by the Board in connection with a potential spin-off of SS/L to negotiate and approve the terms and conditions of the stock that would be distributed in respect of the Company’s Non-Voting Common Stock pursuant to the spin-off and to evaluate alternatives with respect thereto.

(5)	Does not include $3,000 of fees paid to Mr. Stenbit in 2012 for service in 2011 on a committee of independent directors established by the Board in connection with a potential spin-off of SS/L to negotiate and approve the terms and conditions of the stock that would be distributed in respect of the Company’s Non-Voting Common Stock pursuant to the spin-off and to evaluate alternatives with respect thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Holders of Voting Common Stock

The following table shows, based upon filings made with the Company, certain information as of March 31, 2013 concerning persons who may be deemed beneficial owners of 5% or more of the outstanding shares of Voting Common Stock because they possessed or shared voting or investment power with respect to the shares of Voting Common Stock:

	Amount and Nature	Percent
	of Beneficial	of
Name and Address	Ownership	Class(1)

Various funds affiliated with
MHR Fund Management LLC and Mark H. Rachesky, M.D.(2)
40 West 57th Street, 24th Floor, New York, NY 10019	8,144,719	38.3	%(3)

Highland Capital Management, L.P., Strand Advisors, Inc. and James D. Dondero(4)
300 Crescent Court, Suite 700 Dallas, TX 75201	1,800,000	8.5%

Solus Alternative Asset Management LP., Solus GP LLC and Christopher Pucillo(5)
410 Park Avenue, 11th Floor, New York, NY 10022	1,585,553	7.5%

(1)	Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the 21,262,340 shares of Voting Common Stock outstanding as of March 31, 2013.

(2)	Information based on Amendment Number 20 to Schedule 13D filed with the SEC on January 10, 2013 relating to securities held for the accounts of each of MHR Capital Partners Master Account II Holdings LLC (“Master Account II Holdings”), a Delaware limited liability company, MHR Capital Partners (100) LP (“Capital Partners (100)”), Institutional Partners, MHRA LP (“MHRA”), MHRM LP (“MHRM”), MHR Institutional Partners II LP (“Institutional Partners II”), MHR Institutional Partners IIA LP (“Institutional Partners IIA”) and MHR Institutional Partners III LP (“Institutional Partners III”), each (other than Master Account II Holdings) a Delaware limited partnership. MHR Capital Partners Master Account II LP (“Master Account II”), a limited partnership organized in the Republic of the Marshall Islands, is the sole member of Master Account II Holdings, and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the account of Master Account II Holdings. MHR Advisors LLC (“Advisors”) is the general partner of each of Master Account II and Capital Partners (100), and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Master Account II Holdings and Capital Partners (100). MHR Institutional Advisors LLC (“Institutional Advisors”) is the general partner of each of MHR Institutional Partners LP (“Institutional Partners”), MHRA and MHRM, and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Institutional Partners, MHRA and MHRM. MHR Institutional Advisors II LLC (“Institutional Advisors II”) is the general partner of each of Institutional Partners II and Institutional Partners IIA, and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Institutional Partners II and Institutional Partners IIA. MHR Institutional Advisors III LLC (“Institutional Advisors III”) is the general partner of Institutional Partners III, and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the account of Institutional Partners III. MHR is a Delaware limited liability company that is an affiliate of and has an investment management agreement with Master Account II, Capital Partners (100), Institutional Partners, MHRA, MHRM, Institutional Partners II, Institutional Partners IIA and Institutional Partners III, and other affiliated entities, pursuant to which it has the power to vote or direct the vote and to dispose or to direct the disposition of the shares of Common Stock reported herein and, accordingly, MHR may be deemed to beneficially own the shares of Common Stock reported herein which are held for the account of each of Master Account II Holdings, Capital Partners (100), Institutional Partners, MHRA, MHRM, Institutional Partners II, Institutional Partners IIA and Institutional Partners III. MHR Holdings LLC (“MHR Holdings”), a Delaware limited liability company, is the managing member of MHR and, in such capacity, may be deemed to beneficially own any shares of Common Stock that are deemed to be beneficially owned by MHR.

MHRC LLC (“MHRC”) is the managing member of Advisors and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Master Account II Holdings and Capital Partners (100). MHRC I LLC (“MHRC I”) is the managing member of Institutional Advisors and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of Institutional Partners, MHRA and MHRM. MHRC II LLC (“MHRC II”) is the managing member of Institutional Advisors II and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Institutional Partners II and Institutional Partners IIA.

Mark H. Rachesky. M.D. (“Dr. Rachesky”) is the managing member of MHRC and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Master Account II Holdings and Capital Partners (100). Dr. Rachesky is the managing member of MHRC II and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Institutional Partners II and Institutional Partners IIA. Dr. Rachesky is the manager of MHRC I and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Institutional Partners, MHRA and MHRM. Dr. Rachesky is the managing member of Institutional Advisors III and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the account of Institutional Partners III. Dr. Rachesky is the managing member of MHR Holdings, and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Master Account II Holdings, Capital Partners (100), Institutional Partners, MHRA, MHRM, Institutional Partners II, Institutional Partners IIA and Institutional Partners III.

(3)	Various funds affiliated with MHR also own 9,505,673 shares of Non-Voting Common Stock, which, when taken together with the shares of Voting Common Stock owned by all funds affiliated with MHR, represent approximately 57.4% of the issued and outstanding shares of Voting Common Stock and Non-Voting Common Stock of Loral as of March 31, 2013. The above calculation does not include 35,102 restricted stock units awarded to Dr. Rachesky that are payable, in the sole discretion of the Company, in cash or in stock. The number of restricted stock units reflects an equitable adjustment made to the Company’s outstanding restricted stock units in connection with the declaration by the Company on March 28, 2012 of a special dividend of $13.60 per share (the “Special Dividend”). The adjustment was accomplished by application of an adjustment ratio (the “Special Dividend Adjustment Ratio”) of 1.20833 that was determined by dividing Loral’s stock price on the day immediately before Loral’s stock traded ex-dividend (April 4, 2012) by Loral’s stock price on the first day that Loral’s stock traded ex-dividend (April 5, 2012). The number of outstanding restricted stock units was multiplied by the Special Dividend Adjustment Ratio. The number of restricted stock units also reflects an equitable adjustment made to the Company’s outstanding restricted stock units in connection with the declaration by the Company on November 7, 2012 of a special distribution of $29.00 per share (the “Special Distribution”). The adjustment was accomplished by application of an adjustment ratio (the “Special Distribution Adjustment Ratio”) of 1.56863 that was determined by dividing Loral’s stock price on November 14 (three trading days before the record date for the Special Distribution) by the November 14 price minus $29, the amount of the Special Distribution. The number of outstanding restricted stock units was multiplied by the Special Distribution Adjustment Ratio.

(4)	Information based solely on a Schedule 13G/A (Amendment No. 1), filed with the SEC on February 14, 2013, by Highland Capital Management, L.P. (“Highland Capital”), Strand Advisors, Inc. (“Strand”) and James D. Dondero. According to the Schedule 13G/A, as advisor to several funds managed by Highland Capital, Highland Capital and Strand may be deemed the beneficial owners of, and each has shared power to vote and dispose of, 1,562,300 shares of Voting Common Stock held by such funds, and Mr. Dondero may be deemed to be the beneficial owner of, and he has shared power to vote and dispose of, 1,800,000 shares of Voting Common Stock held by (i) funds managed by Highland Capital and (ii) Highland Capital Management Services, Inc., of which he is President.

(5)	Information based solely on a Schedule 13G/A (Amendment No. 5), filed with the SEC on February 14, 2013, by Solus Alternative Asset Management LP, Solus GP LLC and Christopher Pucillo (the “Solus Reporting Persons”) relating to securities held, as of December 31, 2012, by accounts managed on a discretionary basis. According to the Schedule 13G/A, the Solus Reporting Pesons have shared voting and dispositive power with respect to the shares held, and one such account, SOLA LTD, had the right to receive or the power to direct the receipt of dividends or the proceeds from the sale of more than 5% of the Voting Common Stock.

Voting Common Stock Ownership by Directors and Executive Officers

The following table presents the number of shares of Voting Common Stock beneficially owned by the directors, the named executive officers and all directors, named executive officers and all other executive officers as a group as of March 31, 2013. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes:

	Amount and Nature
	of Beneficial		Percent of
Name of Individual	Ownership		Class(1)

John Capogrossi	7,803		*

John Celli	0		*

Hal Goldstein	6,000	(2)	*

John D. Harkey, Jr.	6,000	(3)	*

Avi Katz	0		*

Richard P. Mastoloni	12,798		*

Mark H. Rachesky, M.D.	8,144,719	(4)	38.3%

Harvey B. Rein	3,000		*

Arthur L. Simon	0	(5)	*

John P. Stenbit	6,000	(6)	*

Michael B. Targoff	52,894	(7)	*

All directors, named executive officers and other executive officers as a group (11 persons)	8,239,214	(8)	38.8%

*	Represents holdings of less than one percent.

(1)	Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the 21,262,340 shares of Voting Common Stock outstanding as of March 31, 2013.

(2)	Does not include 6,042 vested and 2,909 unvested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock. The number of restricted stock units reflects an equitable adjustment made to the Company’s outstanding restricted stock units in connection with the declaration by the Company of the Special Dividend. The number of outstanding restricted stock units was multiplied by the Special Dividend Adjustment Ratio. The number of Mr. Goldstein’s restricted stock units was not adjusted as a result of the Special Distribution as he elected instead to receive a distribution equivalent right and, therefore, is entitled to receive a payment equal to $29.00 in value in respect of each outstanding restricted stock unit upon settlement.

(3)	Does not include 9,477 vested and 4,563 unvested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock. The number of restricted stock units reflects equitable adjustments made to the Company’s outstanding restricted stock units in connection with the declaration by the Company of the Special Dividend and the Special Distribution. The number of outstanding restricted stock units was multiplied by the Special Dividend Adjustment Ratio and the Special Distribution Adjustment Ratio.

(4)	Includes 8,129,719 shares of Voting Common Stock held by funds affiliated with MHR and 15,000 shares of Voting Common Stock held directly by Dr. Rachesky. Does not include 23,693 vested and 11,409 unvested restricted stock units held directly by Dr. Rachesky, payable, in the sole discretion of the Company, in cash or in stock. The number of restricted stock units reflects equitable adjustments made to the Company’s outstanding restricted stock units in connection with the declaration by the Company of the Special Dividend and the Special Distribution. The number of outstanding restricted stock units was multiplied by the Special Dividend Adjustment Ratio and by the Special Distribution Ratio. Does not include 9,505,673 shares of Non-Voting Common Stock held by funds affiliated with MHR. Dr. Rachesky is deemed to be the beneficial owner of Voting Common Stock and Non-Voting Common Stock held by the funds affiliated with MHR by virtue of his status as the managing member of MHRC, MHRC II, Institutional Advisors III and MHR Holdings and as manager of MHRC I. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Principal Holders of Voting Common Stock” above.

(5)	Does not include 7,843 vested and 4,237 unvested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock. The number of Mr. Simon’s restricted stock units was not adjusted as a result of the Special Dividend as he elected instead to receive a dividend equivalent right and, therefore, is entitled to receive a payment equal in value to $13.60 in respect of each outstanding restricted stock unit upon settlement. The number of restricted stock units reflects an equitable adjustment made to the Company’s outstanding restricted stock units in connection with the declaration by the Company of the Special Distribution. The number of outstanding restricted stock units was multiplied by the Special Distribution Adjustment Ratio.

(6)	Includes 6,000 shares of Voting Common Stock owned by a trust for the benefit of Mr. Stenbit’s wife of which Mr. Stenbit disclaims beneficial ownership. Does not include 9,477 vested and 4,563 unvested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock. The number of restricted stock units reflects equitable adjustments made to the Company’s outstanding restricted stock units in connection with the declaration by the Company of the Special Dividend and the Special Distribution. The number of outstanding restricted stock units was multiplied by the Special Dividend Adjustment Ratio and the Special Distribution Adjustment Ratio.

(7)	Includes 17,000 shares owned by a trust of which Mr. Targoff is a trustee and of which Mr. Targoff disclaims beneficial ownership and 35,894 shares owned by a charitable foundation of which Mr. Targoff is president and of which Mr. Targoff disclaims beneficial ownership. Does not include 175,000 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock. The number of Mr. Targoff’s restricted stock units was not adjusted as a result of the Special Dividend or the Special Distribution as he elected instead to receive a dividend equivalent right or distribution equivalent right, as the case may be, and, therefore, is entitled to a payment equal in value to $42.60 in respect of each outstanding restricted stock unit upon settlement ($13.60 in respect of the Special Dividend and $29.00 in respect of the Special Distribution).

(8)	Does not include 231,532 vested and 27,681 unvested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock. Restricted stock units held by Dr. Rachesky and Messrs. Goldstein, Harkey and Stenbit were adjusted as a result of the Special Dividend; restricted stock units held by Messrs. Targoff and Simon were not adjusted as they elected instead to receive a dividend equivalent right, and, therefore, are entitled to a payment equal in value to $13.60 in respect of each outstanding restricted stock unit upon settlement. Restricted stock units held by Dr. Rachesky and Messrs. Harkey, Simon and Stenbit were adjusted as a result of the Special Distribution; restricted stock units held by Messrs. Targoff and Goldstein were not adjusted as they elected instead to receive a distribution equivalent right, and, therefore, are entitled to a payment equal in value to $29.00 in respect of each outstanding restricted stock unit upon settlement.

Information with regard to Securities Authorized for Issuance Under Equity Compensation Plans required by Section 201(d) of Regulation S-K and Item 12 was contained our Form 10-K filed on March 1, 2013. See Note 13 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for this information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We do not have a written policy for review, approval or ratification of related person transactions. Related persons include our major stockholders and directors and officers, as well as immediate family members of directors and officers. Transactions with related persons are, however, generally evaluated and assessed by the independent directors on our Board. If a determination is made that a related person has a material interest in any transaction with the Company, then our independent directors would review, approve or ratify the transaction and it would be disclosed in accordance with applicable SEC rules. If the related person at issue is one of our directors, or a family member of a director, then that director would not participate in discussions concerning the transaction.

MHR Fund Management LLC

In connection with the transaction in which Loral acquired its interest in Telesat Holdings, on October 31, 2007, Loral and certain of its subsidiaries, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, two third-party investors, Telesat Holdings and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). Under the Shareholders Agreement, subject to certain exceptions, in the event that either (i) direct or indirect ownership or control by Dr. Rachesky of Loral’s voting stock falls below certain levels or (ii) there is a change in the composition of a majority of the members of the Loral Board of Directors over a consecutive two-year period, Loral will lose certain veto rights it has to approve certain extraordinary actions by Telesat Holdings and its subsidiaries. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat Holdings, including a right to cause Telesat Holdings to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat Holdings, to cause the sale of Telesat Holdings and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value.

The Shareholders Agreement provides for a board of directors of each of Telesat Holdings and certain of its subsidiaries, including Telesat, consisting of 10 directors, three nominated by Loral, three nominated by PSP and four independent directors to be selected by a nominating committee comprised of one PSP nominee, one nominee of Loral and one of the independent directors then in office. Each party to the Shareholders Agreement is obligated to vote all of its Telesat Holdings shares for the election of the directors nominated by the nominating committee. Pursuant to action by the board of directors taken on October 31, 2007, Dr. Rachesky, who is our non-executive Chairman of the Board of Directors, was appointed non-executive Chairman of the Board of Directors of Telesat Holdings and certain of its subsidiaries, including Telesat.

Dr. Rachesky is the President of MHR. Mr. Goldstein, a managing principal of MHR until May 2012, is a member of our Board. Mr. Devabhaktuni, a managing principal of MHR until May 2010, was a member of our Board until his resignation in January 2012. Dr. Rachesky and Mr. Goldstein are, and Mr. Devabhaktuni was until January 2012, directors of Loral and, in that capacity, received compensation from Loral. See “Director Compensation for Fiscal 2012” above.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and Xtar and the ViaSat lawsuit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain expenses of $17,000 per month for which he reimburses the Company. Mr. Targoff earned $60,000 (before expenses of $8,500 to be reimbursed) for service performed in the period from December 15, 2012 to December 31, 2012.

Other Relationships

In the ordinary course of business, SS/L, our subsidiary prior to its sale on November 2, 2012, entered into satellite construction contracts with affiliates of EchoStar Corporation, a corporation that during 2012 owned more than 5% of our Voting Common Stock. As of November 2, 2012, the date on which we completed the SS/L Sale, SS/L had two satellites under construction and one satellite with respect to which construction has been suspended for affiliates of EchoStar.

Indemnification Agreements

We have entered into Officers’ and Directors’ Indemnification Agreements (each, an “Indemnification Agreement”) with our directors and officers (each officer and director with an Indemnification Agreement, an “Indemnitee”). The Indemnification Agreement requires us to indemnify the Indemnitee if the Indemnitee is a party to or threatened to be made a party to or is otherwise involved in any Proceeding (as that term is used in the Indemnification Agreement), except with regard to any Proceeding by or in our right to procure a judgment in our favor, against all Expenses and Losses (as those terms are used in the Indemnification Agreement), including judgments, fines, penalties and amounts paid in settlement, subject to certain conditions, actually and reasonably incurred in connection with such Proceeding, if the Indemnitee acted in good faith for a purpose which he or she reasonably believed to be in or not opposed to our best interests. With regard to Proceedings by or in our right, the Indemnification Agreement provides similar terms of indemnification; no indemnification will be made, however, with respect to any claim, issue or matter as to which the Indemnitee shall have been adjudged to be liable to us, unless a court determines that the Indemnitee is entitled to indemnification for such portion of the Expenses as the court deems proper, all as detailed further in the Indemnification Agreement. The Indemnification Agreement also requires us to indemnify an Indemnitee where the Indemnitee is successful, on the merits or otherwise, in the defense of any claim, issue or matter therein, as well as in other circumstances delineated in the Indemnification Agreement. The indemnification provided for by the Indemnification Agreement is subject to certain exclusions detailed therein. SS/L, prior to the SS/L Sale guaranteed, and Loral Holdings Corporation guarantees, the due and punctual payment of all of our obligations under the Indemnification Agreements.

Directors and Officers Liability Insurance

We have purchased insurance from various insurance companies against obligations we might incur as a result of our indemnification obligations of directors and officers for certain liabilities they might incur and insuring such directors and officers for additional liabilities against which they might not be indemnified by us. We have also procured coverage for our own liabilities in certain circumstances. For the period from November 21, 2012 to December 21, 2012, we extended our existing director and officer liability coverage and fiduciary liability coverage, and for the period from December 21, 2012 to January 31, 2014, we purchased a new director and officer liability policy and a new fiduciary liability policy. Our cost for the insurance premiums for these extensions and new policies was $763,756 in the aggregate. We also converted our existing fiduciary liability policy to an extended six-year reporting period known as “run off” coverage for a one-time cost of $134,832.

Director Independence

The Company is listed on the Nasdaq Stock Market and complies with the Nasdaq listing requirements regarding independent directors. Under Nasdaq’s Marketplace Rules, the definition of an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has reviewed such information as the Board has deemed appropriate for purposes of determining whether any of the directors has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, including the beneficial ownership by our directors of Voting Common Stock (see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Voting Common Stock Ownership by Directors and Executive Officers”) and transactions between the Company on the one hand, and our directors and their affiliates, on the other hand (see “Certain Relationships and Related Party Transactions, and Director Independence”). Based on such review, the Board of Directors has determined that all of our current directors, as well as directors who served on our Board in 2012, except for Mr. Targoff, were and are independent directors; independent directors, therefore, constitute a majority of our Board. Non-management directors meet periodically in executive session without members of the Company’s management at the conclusion of regularly scheduled Board meetings. Mr. Targoff is not a member of any of the compensation, nominating or audit committees of the Company.

Item 14.	Principal Accountant Fees and Services

Background

The Audit Committee has selected Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2013. Deloitte & Touche LLP has advised the Company that it has no direct or indirect financial interest in the Company or any of its subsidiaries and that it has had, during the last three years, no connection with the Company or any of its subsidiaries other than as our independent registered public accounting firm and certain other activities as described below.

In accordance with its charter, the Audit Committee has established pre-approval policies with respect to annual audit, other audit and audit related services and certain permitted non-audit services to be provided by our independent registered public accounting firm and related fees. The Audit Committee has pre-approved detailed, specific services. Fees related to the annual audits of our consolidated financial statements, including the Section 404 attestation, are specifically approved by the Audit Committee on an annual basis. All fees for pre-approved other audit and audit related services are pre-approved annually or more frequently, if required, up to a maximum amount equal to 50% of the annual audit fee as reported in our most recently filed proxy statement with the SEC. All fees for pre-approved permitted non-audit services are pre-approved annually or more frequently, if required, up to a maximum amount equal to 50% of the fees for audit and audit related services as reported in our most recently filed proxy statement with the SEC. The Audit Committee also pre-approves any proposed engagement to provide permitted services not included in the approved list of audit and permitted non-audit services and for fees in excess of amounts previously pre-approved. The Audit Committee chairman or another designated committee member may approve these services and related fees and expenses on behalf of the Audit Committee, and the Company promptly reports such to the Audit Committee.

Services

During 2011 and 2012, Deloitte & Touche LLP and its affiliates (collectively, “Deloitte”) provided services consisting of the audit of the annual consolidated financial statements and internal controls over financial reporting of the Company, review of the quarterly financial statements of the Company, stand-alone audits of subsidiaries, accounting consultations and consents and other services related to SEC filings by the Company and its subsidiaries and other pertinent matters. Deloitte also provided other permitted services to the Company in 2011 and 2012 consisting primarily of tax compliance, consultation and related services.

Audit Fees

The aggregate fees billed or expected to be billed by Deloitte for professional services rendered for the audit of the Company’s annual consolidated financial statements and internal controls over financial reporting for the fiscal years ended 2011 and 2012, for the reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2011 and 2012 fiscal years, for stand-alone audits of our subsidiaries and for accounting research and consultation related to the audits and reviews totaled approximately $3,288,400 for 2011 and $3,563,200 for 2012. These fees were approved by the Audit Committee.

Audit-Related Fees

The aggregate fees billed by Deloitte for audit-related services for the fiscal years ended 2011 and 2012 were $517,100 and $106,100, respectively. These fees related to research and consultation on various filings with the SEC and were approved by the Audit Committee.

Tax Fees

The aggregate fees billed by Deloitte for tax-related services for the fiscal years ended 2011 and 2012 were $660,000 and $985,000, respectively. These fees related to tax consultation, preparation of federal and state tax returns and related services and were approved by the Audit Committee.

All Other Fees

There were no fees billed by Deloitte for services rendered to the Company other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal years ended 2011 and 2012.

In its approval of these non-audit services, the Audit Committee has considered whether the provision of non-audit services is compatible with maintaining Deloitte’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ AVI KATZ
Avi Katz
President, General Counsel & Secretary
(Principal Executive Officer)
Dated: April 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive	April 11, 2013
Mark H. Rachesky, M.D.	Chairman of the Board

/s/ MICHAEL B. TARGOFF	Director, Vice Chairman of the Board	April 11, 2013
Michael B. Targoff

/s/ HAL GOLDSTEIN	Director	April 11, 2013
Hal Goldstein

/s/ JOHN D. HARKEY, JR.	Director	April 11, 2013
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	April 11, 2013
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	April 11, 2013
John P. Stenbit

/s/ JOHN CAPOGROSSI	Vice President, Chief Financial Officer,	April 11, 2013
John Capogrossi	Treasurer and Controller
(Principal Financial Officer and
Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.