Form 10-Q
period 2013-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2013-05-09
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☑

As of April 30, 2013, 21,262,340 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2013

PART 1.

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$43,966	$87,370
Notes receivable	69,855	34,917
Deferred tax assets	13,811	4,165
Other current assets	3,546	2,655
Total current assets	131,178	129,107
Property, plant and equipment, net	41	42
Long-term receivables	33,667	67,333
Investments in affiliates	60,754	62,517
Long-term deferred tax assets	104,835	117,381
Other assets	2,612	2,612
Total assets	$333,087	$378,992

LIABILITIES AND EQUITY
Current liabilities:
Accrued employment costs	$5,299	$4,922
Income taxes payable	—	34,505
Other current liabilities	30,542	32,089
Total current liabilities	35,841	71,516
Pension and other postretirement liabilities	23,046	25,174
Long-term liabilities	99,568	95,841
Total liabilities	158,455	192,531
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,416,834 issued	214	214
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,027,529	1,027,266
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(807,592)	(794,128)
Accumulated other comprehensive loss	(36,022)	(37,394)
Total equity	174,632	186,461
Total liabilities and equity	$333,087	$378,992

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
General and administrative expenses	$(3,747)	$(4,611)
Operating loss	(3,747)	(4,611)
Interest and investment income	289	492
Interest expense	(3)	(28)
Other expense	(30)	(390)
Loss from continuing operations before income taxes and equity in net (loss) income of affiliates	(3,491)	(4,537)
Income tax provision	(2,815)	(3,222)
Loss from continuing operations before equity in net (loss) income of affiliates	(6,306)	(7,759)
Equity in net (loss) income of affiliates	(7,281)	6,869
Loss from continuing operations	(13,587)	(890)
Income from discontinued operations, net of tax provision	123	8,508
Net (loss) income	(13,464)	7,618
Net loss attributable to noncontrolling interest	—	13
Net (loss) income attributable to Loral common shareholders	(13,464)	7,631
Other comprehensive income, net of tax	1,372	2,797
Comprehensive (loss) income attributable to Loral common shareholders	$(12,092)	$10,428

Net (loss) income per share attributable to Loral common shareholders:
Basic
Loss from continuing operations	$(0.44)	$(0.03)
Income from discontinued operations, net of tax	—	0.28
Net (loss) income	$(0.44)	$0.25
Diluted
Loss from continuing operations	$(0.44)	$(0.03)
Income from discontinued operations, net of tax	—	0.28
Net (loss) income	$(0.44)	$0.25
Weighted average common shares outstanding:
Basic	30,768	30,602
Diluted	30,768	30,602

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock		Retained	Accumulated	Shareholders'
	Voting		Non-Voting			Voting		Earnings	Other	Equity
	Shares		Shares		Paid-In			(Accumulated	Comprehensive	Attributable to	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit)	Loss	Loral	Interest	Equity
Balance, January 1, 2012	21,230	$212	9,506	$95	$1,014,724	136	$(8,400)	$94,303	$(154,475)	$946,459	$1,126	$947,585
Net income (loss)								421,322			(231)
Other comprehensive income									117,081
Comprehensive income										538,403		538,172
Elimination of noncontrolling interest resulting from the Sale											(895)	(895)
Common dividends declared ($13.60 per share)								(417,606)		(417,606)		(417,606)
Special distribution declared ($29.00 per share)								(892,147)		(892,147)		(892,147)
Exercise of stock options	169	2			1,633					1,635		1,635
Shares surrendered to fund withholding taxes	18				(6,992)					(6,992)		(6,992)
Tax benefit associated with exercise of stock options					16,919					16,919		16,919
Stock based compensation					1,151					1,151		1,151
Cash settlement of restricted stock units					(169)					(169)		(169)
Voting common stock repurchased						18	(1,192)			(1,192)		(1,192)
Balance, December 31, 2012	21,417	214	9,506	95	1,027,266	154	(9,592)	(794,128)	(37,394)	186,461	—	186,461
Net loss								(13,464)
Other comprehensive income									1,372
Comprehensive loss										(12,092)		(12,092)
Stock based compensation					263					263		263
Balance, March 31, 2013	21,417	$214	9,506	$95	$1,027,529	154	$(9,592)	$(807,592)	$(36,022)	$174,632	$—	$174,632

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net (loss) income	$(13,464)	$7,618
Income from discontinued operations, net of tax provision	(123)	(8,508)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash operating items (Note 2)	11,026	(1,417)
Changes in operating assets and liabilities:
Other current assets and other assets	(1,856)	428
Accrued expenses and other current liabilities	(1,325)	(1,608)
Income taxes payable	306	116
Pension and other postretirement liabilities	(976)	(270)
Long-term liabilities	(68)	(2,162)
Net cash used in operating activities – continuing operations	(6,480)	(5,803)
Net cash (used in) provided by operating activities – discontinued operations	(36,921)	11,475
Net cash (used in) provided by operating activities	(43,401)	5,672
Investing activities:
Distributions received from affiliate	—	375,809
Capital expenditures	(3)	—
Net cash (used in) provided by investing activities – continuing operations	(3)	375,809
Net cash used in investing activities – discontinued operations	—	(63,974)
Net cash (used in) provided by investing activities	(3)	311,835
Financing activities:
Voting common stock repurchased	—	(472)
Proceeds from the exercise of stock options	—	178
Cash settlement of restricted stock units	—	(169)
Funding of withholding taxes on employee cashless stock option exercises	—	(4,899)
Excess tax benefit associated with exercise of stock options	—	19
Net cash used in financing activities – continuing operations	—	(5,343)
Net cash provided by financing activities – discontinued operations	—	—
Net cash used in financing activities	—	(5,343)
(Decrease) increase in cash and cash equivalents	(43,404)	312,164
Cash and cash equivalents — beginning of period	87,370	197,114
Cash and cash equivalents — end of period	$43,966	$509,278

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business

Loral Space & Communications Inc., together with its subsidiaries (“Loral”, the “Company”, “we”, “our” and “us”) is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services. Prior to completion of the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)), we were also engaged in the satellite manufacturing business.

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, SS/L, to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral received total cash payments of $967.9 million plus, for the sale of certain real estate used in connection with SS/L’s business, a three-year promissory note in the principal amount of $101 million (the “Land Note”). Transaction costs related to the Sale were $35.2 million.

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral, in December 2012, paid MDA $6.5 million as a result of the resolution of a contingency (see Note 16).

The transaction was taxable, and, for tax purposes, treated as a sale of assets.

Under the terms of the Purchase Agreement, Loral is obligated to indemnify SS/L for certain litigation costs and litigation damages, subject to certain capped cost-sharing by SS/L, and has retained control of the defense of the lawsuit against SS/L and Loral by ViaSat, Inc. as well as SS/L’s counterclaims against ViaSat, Inc. in that lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for certain litigation costs and litigation damages is subject to a dollar cap. In addition, Loral is obligated to indemnify SS/L from liabilities with respect to certain pre-closing taxes.

The Land Note originally issued at closing provided for interest at the rate of 1% per annum with amortization in three equal annual installments on each March 31, commencing March 31, 2013. The Land Note was amended as described below and is backed by a letter of guarantee from Royal Bank of Canada.

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

On March 28, 2013, Loral and MDA amended the Purchase Agreement to modify SS/L’s capped cost sharing obligations related to Loral’s indemnification of certain litigation costs and litigation damages and also amended the Land Note to defer to March 31, 2014 the due date of the principal payment from MDA to Loral of $33.7 million due originally on March 31, 2013 with an increase in the interest rate applicable to this tranche of the Land Note from 1.0% to 1.5% effective as of April 1, 2013.

Reclassification to Discontinued Operations

For 2012, the operations of SS/L, previously reported as the satellite manufacturing operating segment, have been reclassified as discontinued operations in our statements of operations and cash flows.

Description of Business

Subsequent to the Sale, Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations through its ownership interest in Telesat Holdings Inc. (“Telesat Holdco”) which owns Telesat Canada (“Telesat”), a global satellite services provider. Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loral holds a 62.8% economic interest and a 33⅓% voting interest in Telesat Holdco (see Note 7). We use the equity method of accounting for our ownership interest in Telesat Holdco.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2012 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

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

Significant estimates include the fair value of stock based compensation, the realization of deferred tax assets, uncertain tax positions, our pension liabilities and the fair value of indemnification liabilities.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Our receivables are from large multinational corporations for which the creditworthiness is generally substantial. In addition, the Land Note is guaranteed by Royal Bank of Canada. As a result, management believes that its potential credit risks are minimal.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$38,901	$—	$—	$86,820	$—	$—
Note receivable
Land Note	$—	$—	$101,000	$—	$—	$101,000
Liabilities
Indemnifications
Sale of SS/L	$—	$—	$14,800	$—	$—	$16,528
Globalstar do Brasil S.A.	$—	$—	$6,262	$—	$—	$1,510

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Land Note approximates fair value because the stated interest rate is consistent with current market rates. The fair value of indemnifications related to the sale of SS/L was estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. The fair value of indemnifications related to Goblastar do Brasil S.A. was estimated using expected value analysis. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of March 31, 2013.

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

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) - Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 clarifies that the cumulative translation adjustment should be released into net income only when a reporting entity ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. Further, for an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The guidance, effective for the Company on January 1, 2014, is not expected to have a material impact on our consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  ASU No. 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of: (a) The amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors, and (b) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance, effective for the Company on January 1, 2014, is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance, effective for the Company on January 1, 2013, requires changes in presentation which have been included in our condensed consolidated financial statements.

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Non-cash operating items:
Equity in net loss (income) of affiliates	$7,281	$(6,869)
Deferred taxes	1,977	5,095
Depreciation and amortization	4	18
Stock based compensation	263	254
Amortization of prior service credit and actuarial loss	1,501	169
Unrealized gain on nonqualified pension plan assets	—	(84)
Net non-cash operating items-continuing operations	$11,026	$(1,417)
Non-cash operating items – discontinued operations	$—	$5,866
Non-cash investing activities:
Capital expenditures incurred not yet paid-discontinued operations	$—	$3,663
Non-cash financing activities:
Dividend declared not yet paid	$—	$417,606
Supplemental information:
Interest paid-continuing operations	$3	$28
Interest paid – discontinued operations	$—	$415
Tax payments (refunds) - continuing operations	$86	$(157)
Tax payments - discontinued operations	$35,118	$—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Discontinued Operations

As a result of the Sale (see Note 1), we have reclassified SS/L’s operations as discontinued operations in our consolidated financial statements for the three months ended March 31, 2012.

The following is a summary of SS/L’s financial information included in income from discontinued operations (in thousands):

Three Months Ended March 31, 2012
Revenues	$286,713
Operating income	2,358
Income before income taxes	11,868
Income tax provision	(3,360)
Income from discontinued operations, net of tax	$8,508

4. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

				Proportionate
				Share of	Accumulated
		Unrealized		Telesat Other	Other
		Gains(losses)	Postretirement	Comprehensive	Comprehensive
	Derivatives	on Investments	Benefits	Loss	Loss
Balance at January 1, 2012	$(1,306)	$580	$(132,695)	$(21,054)	$(154,475)

Other comprehensive income before reclassification	(415)	(120)	1,668	1,313	2,446
Amounts reclassified from accumulated other comprehensive income	1,721	(460)	113,374	—	114,635
Net current-period other comprehensive income	1,306	(580)	115,042	1,313	117,081
Balance at December 31, 2012	—	—	(17,653)	(19,741)	(37,394)

Other comprehensive income before reclassification	—	—	—	444	444
Amounts reclassified from accumulated other comprehensive income	—	—	928 (a)	—	928
Net current-period other comprehensive income	—	—	928	444	1,372
Balance at March 31, 2013	$—	$—	$(16,725)	$(19,297)	$(36,022)

(a) Reclassification from postretirement benefits accumulated other comprehensive loss comprises $1.5 million included in general and administrative expenses and $0.6 million tax benefit thereon included in income tax provision in our condensed consolidated statement of operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31,
	2013			2012
	Before-Tax	Tax (Expense)	Net-of Tax	Before-Tax	Tax (Expense)	Net-of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Reclassification of prior service credits and net actuarial loss	$1,501	$(573)	$928	$2,012	$(808)	$1,204

Proportionate share of Telesat Holdco other comprehensive income (loss)	718	(274)	444	908	(365)	543

Derivatives:
Unrealized loss on foreign currency hedges	—	—	—	(1,677)	675	(1,002)
Less: reclassification adjustment for loss included in net income from discontinued operations	—	—	—	3,277	(1,319)	1,958
Net unrealized gain on derivatives	—	—	—	1,600	(644)	956

Unrealized gain on available-for-sale securities	—	—	—	157	(63)	94

Other comprehensive income	$2,219	$(847)	$1,372	$4,677	$(1,880)	$2,797

5. Receivables

Receivable balances related to the Land Note receivable (see Note 1) and the Telesat consulting services fee (see Note 17) as of March 31, 2013 and December 31, 2012 are presented below (in thousands):

	March 31, 2013	December 31, 2012
Land Note receivable	$101,000	$101,000
Telesat notes receivable for consulting services	2,522	1,250
	103,522	102,250
Less: current portion	(69,855)	(34,917)
Long-term receivables	$33,667	$67,333

As a result of the amendment to the Purchase Agreement on March 28, 2013, principal payments under the Land Note are scheduled to be received as follows: $67.3 million on March 31, 2014 and $33.7 million on March 31, 2015. Interest on the Land Note ranges between one and one and one-half percent per annum and is payable quarterly.

See Note 17 for the terms of the Telesat notes receivable for consulting services.

6. Property and Equipment

Property and equipment consists of (in thousands):

	March 31, 2013	December 31, 2012
Leasehold improvements	$1,913	$1,913
Equipment	558	555
Furniture and fixtures	73	73
	2,544	2,541
Accumulated depreciation and amortization	(2,503)	(2,499)
	$41	$42

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	March 31, 2013	December 31, 2012
Telesat Holdings Inc.	$—	$—
XTAR, LLC	60,754	62,517
	$60,754	$62,517

Our investment in Telesat Holdco was reduced to zero as of March 31, 2013 and December 31, 2012, as discussed below.

Equity in net (loss) income of affiliates consists of (in thousands):

	Three Months Ended March 31,
	2013	2012
Telesat Holdings Inc.	$(718)	$7,380
XTAR, LLC	(1,763)	(511)
Other	(4,800)	—
	$(7,281)	$6,869

The condensed consolidated statement of operations for the three months ended March 31, 2012 reflects the effects of the following amounts related to SS/L’s transactions with our affiliates (in thousands):

Three Months Ended March 31, 2012
Revenues included in income from discontinued operations	$24,156
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(6,841)
Profits included in income from discontinued operations relating to affiliate transactions not eliminated	3,848

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

Telesat

As of December 31, 2012 and March 31, 2013, we held a 62.8% economic interest in Telesat. Our economic interest decreased from 64% to 62.8% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares.

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

On March 28, 2012, Telesat entered into a new credit agreement (the ‘‘Telesat Credit Agreement’’) with a syndicate of banks. Simultaneously with entering into the Telesat Credit Agreement, Telesat terminated and paid all outstanding amounts under its previous credit facilities and recorded an expense of refinancing of $22 million related to deferred financing costs on the previous credit facilities.

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

As of March 31, 2013 and December 31, 2012, the special cash distributions received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment by $14 million and $7 million, respectively. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of March 31, 2013 and December 31, 2012, and we will not record equity in net income of Telesat until our share of Telesat’s future net income exceeds $14 million.

On March 28, 2013, Telesat notified the trustee under the indenture dated as of June 30, 2008, of its election to redeem any and all of the 12.5% senior subordinated notes due November 1, 2017. The redemption took place on May 1, 2013 at a price of 106.25% of the principal amount of the senior subordinated notes. Expense of refinancing for the three months ended March 31, 2013 primarily represents the premium paid and the write-off of deferred financing costs related to this note redemption.

On April 2, 2013, Telesat re-priced and amended its existing credit agreement, dated March 28, 2012. The amendment converted CAD 34 million from Canadian to U.S. dollars and decreased the interest rates on Telesat’s Canadian and U.S. term loan B facilities by 0.50%. The amendment also decreased the interest rate floors on the debt to 1.00% and 0.75% for the Canadian term loan B facility and U.S. term loan B facility, respectively. The permitted leverage ratio to incur first lien debt is now 4.25:1.00 which represents a change from the prior 4.00:1.00 senior secured leverage ratio in the credit agreement.

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants relating to Telesat’s debt and shareholder agreements. Under Telesat’s 12.5% note indenture, which was generally the most restrictive agreement as of March 31, 2013, dividends or certain other restricted payments were allowed to be paid only if there was sufficient capacity under a restricted payment basket, which was based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the terms of its note indenture, Telesat was permitted to pay consulting fees to Loral only when Telesat’s ratio of consolidated total debt to consolidated EBITDA was less than 5.0 to 1.0. When the ratio was not less than 5.0 to 1.0, the consulting fee was paid through the issuance of promissory notes to Loral with an interest rate of 7% and a maturity date of October 31, 2018. Any prepayment of these promissory notes was subject to the restricted payments basket noted above. Our general and administrative expenses for each of the three month periods ended March 31, 2013 and 2012 are net of income of $1.25 million related to the Consulting Agreement. For the three months ended March 31, 2013 and 2012, Loral received payments in cash from Telesat of nil and $1.6 million, respectively, and payments in promissory notes of $1.3 million and nil, respectively, for consulting fees and interest.

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Statement of Operations Data:
Revenues	$217,468	$196,023
Operating expenses	(50,158)	(83,740)
Depreciation, amortization and stock-based compensation	(57,818)	(60,488)
Gain (loss) on disposition of long lived asset	468	(58)
Operating income	109,960	51,737
Interest expense	(59,695)	(51,690)
Expense of refinancing	(19,964)	(21,862)
Foreign exchange (losses) gains	(70,340)	62,490
Gains (losses) on financial instruments	36,853	(26,425)
Other income	383	724
Income tax (provision) benefit	(7,842)	2,429
Net (loss) income	(10,645)	17,403

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2013	December 31, 2012
Balance Sheet Data:
Current assets	$356,099	$289,614
Total assets	5,257,304	5,342,313
Current liabilities	494,297	237,739
Long-term debt, including current portion	3,492,368	3,519,872
Total liabilities	4,709,501	4,770,966
Shareholders’ equity	547,803	571,347

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. We have performed an impairment test for our investment in XTAR as of March 31, 2013, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $25 million in 2013, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through March 31, 2013 were $20.0 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 17). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Statement of Operations Data:
Revenues	$8,125	$7,851
Operating expenses	(8,369)	(8,324)
Depreciation and amortization	(2,310)	(2,405)
Operating loss	(2,554)	(2,878)
Net loss	(3,259)	(3,671)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2013	December 31, 2012
Balance Sheet Data:
Current assets	$9,341	$7,838
Total assets	73,998	74,721
Current liabilities	48,738	46,296
Total liabilities	58,489	55,953
Members’ equity	15,509	18,768

Other

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency of $4.8 million in the first quarter of 2013 for such liability.

As of March 31, 2013 and December 31, 2012, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

8. Other Current Liabilities

Other current liabilities consists of (in thousands):

	March 31, 2013	December 31, 2012
Pension and other post retirement liabilities	$19,310	$18,157
Indemnification liabilities (See Note 16)	8,772	5,835
Deferred tax liability	—	3,663
Other current liabilities	2,460	4,434
	$30,542	$32,089

9. Income Taxes

The following summarizes our income tax provision on income from continuing operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Total current income tax (provision) benefit	$(838)	$1,873
Total deferred income tax provision	(1,977)	(5,095)
Income tax provision on income from continuing operations	$(2,815)	$(3,222)

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax provision (in thousands):

	Three Months Ended March 31,
	2013	2012
Current (provision) benefit for UTPs	$(447)	$1,873
Deferred benefit (provision) for UTPs	139	(470)
(Provision) benefit for UTPs on income from continuing operations	$(308)	$1,403

As of March 31, 2013, we had unrecognized tax benefits relating to UTPs of $76.3 million. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L from liabilities with respect to certain taxes related to periods prior to the closing of the transaction. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of March 31, 2013, we have accrued approximately $2.9 million and $9.5 million for the payment of potential tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next 12 months, the statute of limitations for assessment of additional tax will expire with regard to UTPs related to our federal income tax return filed for 2009 and state income tax returns filed for 2007, 2008 and 2009 potentially resulting in a $1.0 million reduction to our unrecognized tax benefits.

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,
	2013	2012
Liabilities for UTPs:
Opening balance — January 1	$80,732	$139,916
Current provision (benefit) for:
Unrecognized tax benefits	581	(7)
Potential additional interest	405	1,486
Potential penalty adjustment	27	7
Statute expirations	(566)	(948)
Ending balance — March 31	$81,179	$140,454

As of March 31, 2013, if our positions are sustained by the taxing authorities, approximately $38.2 million of the benefits will reduce the Company’s income tax provision from continuing operations. Other than as described above, there were no significant changes to our uncertain tax positions during the three months ended March 31, 2013 and 2012, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

10. Long Term Liabilities

Long term liabilities consists of (in thousands):

	March 31, 2013	December 31, 2012
Indemnification liabilities (See Note 16)	$12,290	$12,204
Liabilities for uncertain tax positions	81,179	80,732
Other liabilities	6,099	2,905
	$99,568	$95,841

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

In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special dividend. As a result, options outstanding increased by 19,058 and restricted stock units (“RSUs”) increased by 6,875. Certain RSU holders, who elected to receive the dividend at the $13.60 per share value, will receive additional payments totaling $2.5 million on their RSU settlement dates primarily in June 2013.

On November 7, 2012, in connection with the receipt of the proceeds from the Sale, our Board of Directors declared a special distribution of $29.00 per share for an aggregate distribution of $892.1 million. The special distribution was paid on December 4, 2012 to holders of record of Loral voting and non-voting common stock as of November 19, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special distribution. This equitable adjustment had no effect on our consolidated financial statements. Certain RSU holders who elected to receive the special distribution at the $29.00 per share value will receive additional payments totaling $5.3 million on their RSU settlement dates, primarily in June 2013.

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

	Shares Repurchased	Total Cost	Average Cost
Year ended December 31,
2012	18,000	$1,192	$66.22
2011	136,494	8,400	61.54
Total program	154,494	$9,592	$62.04

12. Stock-Based Compensation

As of March 31, 2013, there were 1,296,405 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if Loral restricted stock units or SS/L phantom stock appreciation rights are settled in Loral common stock.

The fair value of the SS/L phantom stock appreciation rights (“SS/L Phantom SARs”) related to Loral employees is included as a liability in our consolidated balance sheets. The payout liability reflects the increase in SS/L’s notional stock price over the base price multiplied by the number of SS/L Phantom SARs vested on the applicable vesting date, subject to adjustment. The notional stock price of SS/L was frozen as of December 31, 2011, in connection with the Sale. As of March 31, 2013 and December 31, 2012, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was 0.5 million and $1.0 million, respectively. During the three months ended March 31, 2013 and 2012, cash payments of $0.5 million and $2.0 million, respectively, for continuing operations were made related to SS/L Phantom SARs.

Total stock-based compensation included in income from continuing operations was $0.3 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.3%. Telesat stock options are excluded from the calculation of diluted loss per share for the three months ended March 31, 2013 and 2012, as the effect would be antidilutive.

For the three months ended March 31, 2013 and 2012, all stock options outstanding, unvested restricted stock and unvested restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive. The following summarizes stock options outstanding, unvested restricted stock and unvested restricted stock units excluded from the calculation of diluted loss per share (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	—	134
Unvested restricted stock units	—	220
Unvested restricted stock	254	2

14. Pensions and Other Employee Benefit Plans

The following table provides the components of net periodic cost included in income from continuing operations for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2013 and 2012 (in thousands):

	Pension Benefits Three Months Ended March 31,		Other Benefits Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$147	$200	$2	$2
Interest cost	463	622	10	11
Expected return on plan assets	(427)	(364)	—	—
Amortization of net actuarial loss	1,503	173	4	2
Amortization of prior service credits	—	—	(6)	(6)
Net periodic cost included in income from continuing operations	$1,686	$631	$10	$9

Sale of SS/L

As required by the Purchase Agreement, prior to the closing of the Sale on November 2, 2012, new stand-alone SS/L pension plans were established. Pension obligations related to SS/L current and former employees and plan assets determined through an initial allocation methodology were transferred from the Loral pension plans to the newly formed plans. With the closing of the Sale, the newly formed SS/L plans were transferred to SS/L. Subsequent to the closing of the Sale, our actuary performed a review to determine the amount of qualified plan assets that proportionately relate to the benefit liabilities of the SS/L pension participants in accordance with the asset priorities of Section 4044 of ERISA. This review resulted in a true-up of the initial asset transfer between plans. The net effect of this true-up, which took place in April 2013, was a $1.2 million increase to Loral’s cash balance and a $1.2 million decrease to the assets of Loral’s qualified pension plan.

Termination of Supplemental Executive Retirement Plan (“SERP”)

In connection with the corporate office restructuring as a result of the Sale, on December 13, 2012, Loral’s Board of Directors approved termination of the SERP. The Company expects to make lump sum payments to the participants in the SERP between December 16, 2013 and December 31, 2013 in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. Other current liabilities as of March 31, 2013 and December 31, 2012 included approximately $18.2 million and $18.1 million, respectively, for future SERP payments based on benefits earned, including recurring monthly payments to December 2013 and lump sum payouts in December 2013. The lump sum payouts have been calculated based on plan provisions.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of March 31, 2013 and December 31, 2012.

Foreign Exchange Contracts

In March 2012, Telesat declared a special cash distribution denominated in Canadian dollars to be paid in two tranches (see Note 7). Loral entered into a foreign exchange forward contract to hedge foreign exchange risk associated with the payment of the second tranche in July 2012. This foreign exchange forward contract was not designated as a hedging instrument. There was no gain or loss from this transaction during the three months ended March 31, 2012.

16. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; (2) certain litigation costs and litigation damages relating to the ViaSat lawsuit, subject to certain sharing formulas and caps; and (3) certain breaches of representations, warranties and covenants, subject to certain limitations on survival of claims, deductibles and caps. In March 2013, we and MDA agreed, among other things, to modify SS/L’s capped cost-sharing obligations. To date, other than with respect to sharing of litigation costs (see Legal Proceedings, below), MDA has submitted one claim for indemnification which relates to pre-closing taxes. The amount of this claim has not yet been determined. We intend to vigorously contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations. Our condensed consolidated balance sheets include liabilities of $14.8 million and $16.5 million as of March 31, 2013 and December 31, 2012, respectively, representing the estimated fair value of all potential indemnification liabilities relating to the Sale.

In connection with the Sale, Loral has developed a plan for restructuring its corporate functions. Through mid-2013, Loral will reduce the number of employees at its headquarters. In 2012, Loral charged approximately $11.8 million to general and administrative expenses, mainly for severance and related costs, and paid approximately $8.0 million. During the three months ended March 31, 2013, Loral paid restructuring costs of approximately $0.2 million, and at March 31, 2013, the liability recorded in the condensed consolidated balance sheet for the restructuring was $3.6 million which includes all expected future payments under the restructuring plan relating to the Sale.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency of $4.8 million in the first quarter of 2013 for such liability.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In March 2013, ViaSat renewed its previously denied motion for summary judgment seeking an order declaring that the claims in two of SS/L’s patents are invalid. In April 2013, SS/L and Loral filed a motion seeking an order declaring that certain of the claims in one of ViaSat’s patents are invalid as indefinite or, in the alternative, summary judgment of non-infringement of such claims. These motions are pending before the court.

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

Under the terms of the Purchase Agreement, as amended, Loral is obligated to indemnify SS/L for certain litigation costs and litigation damages, subject to certain capped cost-sharing by SS/L, and has retained control of the defense of the lawsuit by ViaSat against SS/L and Loral as well as SS/L’s counterclaims against ViaSat in the lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for certain litigation costs and litigation damages is subject to a dollar cap.

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

17. Related Party Transactions

Transactions with Affiliates

Telesat

As described in Note 7, we own 62.8% of Telesat and account for our ownership interest under the equity method of accounting.

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

Information related to satellite construction contracts between SS/L and Telesat for the period when we owned SS/L is as follows (in thousands):

Three Months Ended
March 31, 2012
Revenues (included in income from discontinued operations) from Telesat satellite construction contracts	$24,211
Milestone payments received from Telesat	18,579

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses for each of the three month periods ended March 31, 2013 and 2012 are net of income of $1.25 million related to the Consulting Agreement. For the three months ended March 31, 2013 and 2012, Loral received payments in cash from Telesat of nil and $1.6 million, respectively, and payments in promissory notes of $1.3 million and nil, respectively, for consulting fees and interest. We had notes receivable from Telesat of $2.5 million and $1.3 million as of March 31, 2013 and December 31, 2012, respectively, related to the Consulting Agreement.

In connection with the Telesat transaction, Loral has retained the benefit of tax recoveries related to the transferred assets and has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of March 31, 2013 and December 31, 2012, we had recognized a net receivable from Telesat of $0.5 million, representing our estimate of the probable outcome of these tax matters, which is included as other assets of $2.6 million and long-term liabilities of $2.1 million in the consolidated balance sheet as of March 31, 2013 and December 31, 2012. There can be no assurance, however, that these tax matters will be ultimately settled for the net amount recorded.

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

Loral received special cash distributions from Telesat of $376 million on March 28, 2012 and $44 million on July 5, 2012. The distributions were the result of a Telesat refinancing and recapitalization transaction (see Note 7).

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the ViaSat-1 satellite in January 2008. SS/L recorded sales to ViaSat under this contract of $0.4 million, for the three months ended March 31, 2012. SS/L’s sales to ViaSat have been included in income from discontinued operations in our statements of operations for the three months ended March 31, 2012.

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. In connection with the assignment, Loral is entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. For the three months ended March 31, 2013, we earned approximately $0.5 million under this arrangement. We had a receivable from Telesat of $1.5 million and $1.0 million as of March 31, 2013 and December 31, 2012, respectively, related to this arrangement. In connection with the sale, Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada.

Costs of satellite manufacturing for sales to related parties included in income from discontinued operations were $14.2 million, for the three months ended March 31, 2012.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. Interest expense on this liability included in income from discontinued operations was $0.1 million for the three months ended March 31, 2012. For the three months ended March 31, 2012, SS/L made payments of $0.5 million to Telesat pursuant to the agreement. The liability for the future use of these transponders was retained by SS/L in connection with the Sale.

XTAR

As described in Note 7, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of March 31, 2013 and December 31, 2012 were $5.7 million and $5.5 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three months ended March 31, 2013 and 2012.

MHR Fund Management LLC

Mark H. Rachesky, managing principal of MHR, and Hal Goldstein, a former managing principal of MHR, are members of Loral’s board of directors. Sai S. Devabhaktuni, former managing principal of MHR, was a member of the Loral Board until his resignation in January 2012.

Various funds affiliated with MHR and Dr. Rachesky held, as of March 31, 2013 and December 31, 2012, approximately 38.3% of the outstanding voting common stock and as of March 31, 2013 and December 31, 2012 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.4%.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and Xtar and the ViaSat lawsuit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain expenses of $17,000 per month for which he reimburses the Company. For the three months ended March 31, 2013, Mr. Targoff earned $360,000 (before his expense reimbursement to Loral of $51,000).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 28
Consolidated Operating Results	Page 30
Liquidity and Capital Resources:
Loral	Page 33
Telesat	Page 35
Contractual Obligations	Page 37
Statement of Cash Flows	Page 38
Affiliate Matters	Page 38
Commitments and Contingencies	Page 38
Other Matters	Page 39

Loral Space & Communications Inc., a Delaware corporation, together with its subsidiaries (“Loral”, the “Company”, “we”, “our”, and “us”) is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services. Prior to completion of the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)), we were also engaged in the satellite manufacturing business.

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

Overview

Business

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, SS/L, to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral received total cash payments of $967.9 million plus, for the sale of certain real estate used in connection with SS/L’s business, a three-year promissory note in the principal amount of $101 million (the “Land Note”). Transaction costs related to the Sale were $35.2 million.

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral, in December 2012, paid MDA $6.5 million as a result of the resolution of a contingency (see Note 16 to the financial statements).

The transaction was taxable, and, for tax purposes, treated as a sale of assets.

Under the terms of the Purchase Agreement, Loral is obligated to indemnify SS/L for certain litigation costs and litigation damages, subject to certain capped cost-sharing by SS/L, and has retained control of the defense of the lawsuit against SS/L and Loral by ViaSat, Inc. as well as SS/L’s counterclaims against ViaSat, Inc. in that lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for certain litigation costs and litigation damages is subject to a dollar cap. In addition, Loral is obligated to indemnify SS/L from liabilities with respect to certain pre-closing taxes.

The Land Note originally issued at closing provided for interest at the rate of 1% per annum with amortization in three equal annual installments on each March 31, commencing March 31, 2013. The Land Note was amended as described below and is backed by a letter of guarantee from Royal Bank of Canada.

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

On March 28, 2013, Loral and MDA amended the Purchase Agreement to modify SS/L’s capped cost sharing obligations related to Loral’s indemnification of the certain litigation costs and litigation damages and also amended the Land Note to defer to March 31, 2014 the due date of the principal payment from MDA to Loral of $33.7 million due originally on March 31, 2013 with an increase in the interest rate applicable to this tranche of the Land Note from 1.0% to 1.5% effective as of April 1, 2013.

Description of Business

Subsequent to the Sale, Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations through its ownership interest in Telesat Holdings Inc. (“Telesat Holdco”) which owns Telesat Canada (“Telesat”), a leading global satellite operator, with offices and facilities around the world. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations.

Loral holds a 62.8% economic interest and a 33⅓% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $4.9 billion of backlog as of March 31, 2013.

Telesat provides satellite services to customers from its state-of-the-art fleet of 14 satellites, including the recently launched Anik G1 satellite which began commercial service on May 8, 2013. In addition, Telesat owns the Canadian payload on ViaSat-1.

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

Telesat believes its satellite fleet produces a strong combination of ongoing revenue from backlog, continuing revenue growth and an effective foundation upon which it will seek to continue to grow its revenue and cash flows. The growth is expected to come from the sale of available capacity on its existing in-orbit satellites, including the recently launched Anik G1 satellite.

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

For the remainder of 2013, Telesat will remain focused on: increasing utilization of its existing satellites, including the recently launched Anik G1 satellite, identifying and pursuing opportunities to expand its satellite fleet and maintaining cost and operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 45% of Telesat’s revenues received in Canada for the three months ended March 31, 2013, and a substantial portion of its expenses, indebtedness and capital expenditures are denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of March 31, 2013, Telesat’s U.S. dollar denominated debt totaled CAD 2.9 billion. As of March 31, 2013, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately CAD 149 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

In connection with the Sale, Loral has developed a plan for restructuring its corporate functions. Through mid-2013, Loral will reduce the number of employees at its headquarters. During 2012, Loral charged approximately $11.8 million to general and administrative expenses, mainly for severance and related costs, and paid approximately $8.0 million. During the three months ended March 31, 2013 we paid approximately $0.2 million in restructuring costs and at March 31, 2013, the liability recorded in the condensed consolidated balance sheet for the restructuring was $3.6 million which includes all expected future payments under the restructuring plan relating to the Sale.

In connection with the corporate office restructuring as a result of the Sale, on December 13, 2012, Loral’s Board of Directors approved termination of Loral’s supplemental retirement plan (the “SERP”). The Company expects to make lump sum payments to the participants in the SERP between December 16, 2013 and December 31, 2013 in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. Our unfunded benefit obligations include approximately $18.2 million for future SERP payments based on benefits earned as of March 31, 2013.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the three months ended March 31, 2013.

Consolidated Operating Results

Three Months Ended March 31, 2013 Compared With Three Months Ended March 31, 2012

The following compares our consolidated results for the three months ended March 31, 2013 and 2012 as presented in our financial statements (in millions):

General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012
General and administrative expenses	$3.7	$4.6

General and administrative expenses decreased by $0.9 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily due to a $1.4 million reduction in compensation resulting from the restructuring of our corporate functions and $0.5 million of income earned from supplemental capacity on the ViaSat-1 satellite, partially offset by a $1.0 million increase in pension expense due to the termination of our supplemental retirement plan.

Interest and Investment Income

	Three Months Ended March 31,
	2013	2012
Interest and investment income	$0.3	$0.5

Interest and investment income, which consists primarily of interest on our cash balance and notes receivable decreased by $0.2 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to the reduction in the balance of notes receivable from Telesat in 2013, partially offset by the increase due to the interest on the Land Note in 2013.

Other Expense

Other expense for the three months ended March 31, 2012 is primarily comprised of expenses related to the evaluation of strategic alternatives for SS/L.

Income Tax Provision

For the three months ended March 31, our income tax provision is summarized as follows: (i) for 2013, we recorded a current tax provision of $0.8 million (which included a provision of $0.4 million to increase our liability for uncertain tax positions (“UTPs”)) and a deferred tax provision of $2.0 million (which included a benefit of $0.1 million for UTPs), resulting in a total provision of $2.8 million on a pre-tax loss of $3.5 million and (ii) for 2012, we recorded a current tax benefit of $1.9 million to decrease our liability for UTPs and a deferred tax provision of $5.1 million (which included a provision of $0.5 million for UTPs), resulting in a total provision of $3.2 million on a pre-tax loss of $4.5 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax loss for the three months ended March 31, 2013 and 2012 (before adjusting for certain tax items that are discrete to each period). The income tax provision includes our tax expense on equity in net (loss) income of affiliates, which is included on the condensed consolidated statements of operations below the line for income tax provision. For 2013 and 2012, the impact of taxes provided on our projected equity in net income of Telesat for the full year relative to the projected pre-tax loss from continuing operations for each respective period caused our expected effective annual tax rate (projected provision for the full year as a percentage of our projected pre-tax loss for the full year) to be negative and in excess of 100%.

Subsequent to the Sale, to the extent that Loral’s profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, the Company would generate sufficient taxable income from the appreciated value of its Telesat investment, which currently has a nominal tax basis, in order to prevent its federal net operating losses from expiring and realize the benefit of all the remaining deferred tax assets.

The increase of $2.7 million in the current provision for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily relates to the discrete benefit recorded of $0.6 million and $3.2 million for the three months ended March 31, 2013 and 2012, respectively, related to settlement of various state and local UTPs. The decrease of $3.1 million in the deferred provision for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012 is primarily due to a discrete benefit of $1.8 million in 2013 related to the loss recorded from Loral’s sale of GdB in 2008 (see Note 7 to the financial statements), a $0.6 million reduction in our provision for UTPs and a $0.4 million reduction of our provision attributable to equity in net income of Telesat.

Equity in Net (Loss) Income of Affiliates

Equity in net (loss) income of affiliates consists of (in millions):

	Three Months Ended March 31,
	2013	2012
Telesat	$(0.7)	$7.4
XTAR, LLC	(1.8)	(0.5)
Other	(4.8)	-
	$(7.3)	$6.9

The following is a reconciliation of the changes in our investment in Telesat for the three months ended March 31, 2013 (in millions):

Three Months Ended March 31,
2013
Ending balance, December 31, 2012	$-
Equity in net loss of Telesat	(6.7)
Proportionate share of Telesat other comprehensive income	0.7
Eliminations of affiliate transactions and related amortization	(0.8)
Additional unrecognized loss for the three months ended March 31, 2013	6.8
Ending balance, March 31, 2013	$-

As of March 31, 2013 and December 31, 2012, we held a 62.8% economic interest in Telesat. Our economic interest decreased from 64% to 62.8% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares.

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in special cash distributions to Loral of CAD 375 million ($376 million) in the first quarter of 2012 and CAD 45 million ($44 million) in July 2012 (see Note 7 to the financial statements). As of March 31, 2013 and December 31, 2012, the special cash distributions received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment by approximately $14 million and $7 million, respectively. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of March 31, 2013 and December 31, 2012, and we will not record equity in net income of Telesat until our share of Telesat’s future net income exceeds $14 million.

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended March 31, 2013 and 2012 follows (in millions):

	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	218.9	196.3	217.5	196.0
Operating expenses	(50.5)	(83.8)	(50.2)	(83.7)
Depreciation, amortization and stock-based compensation	(58.2)	(60.6)	(57.8)	(60.5)
Loss on disposition of long lived assets	0.5	(0.1)	0.5	(0.1)
Operating income	110.7	51.8	110.0	51.7
Interest expense	(60.1)	(51.8)	(59.7)	(51.7)
Expense of refinancing	(20.1)	(21.9)	(20.0)	(21.8)
Foreign exchange (losses) gains	(70.8)	62.6	(70.3)	62.5
Gains (losses) on financial instruments	37.1	(26.4)	36.9	(26.4)
Other income	0.4	0.7	0.4	0.7
Income tax (provision) benefit	(7.9)	2.4	(7.9)	2.4
Net (loss) income	(10.7)	17.4	(10.6)	17.4
Average exchange rate for translating Canadian dollars to U.S. dollars			1.0063	1.0012

	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	361.9	287.3	356.1	289.6
Total assets	5,342.5	5,300.1	5,257.3	5,342.3
Current liabilities	502.3	235.8	494.3	237.7
Long-term debt, including current portion	3,549.0	3,492.1	3,492.4	3,519.9
Total liabilities	4,785.8	4,733.3	4,709.5	4,771.0
Shareholders’ equity	556.7	566.8	547.8	571.3
Period end exchange rate for translating Canadian dollars to U.S. dollars			1.0162	0.9921

Expense of refinancing for the three months ended March 31, 2013 primarily represents the premium paid and the write-off of deferred financing costs related to the redemption of Telesat’s 12.5% senior subordinated notes.

Telesat’s operating expense for the three months ended March 31, 2012 included a $37 million expense related to special payments to executives and certain employees of Telesat in connection with the cash distribution made to Telesat’s shareholders. Expense of refinancing for the three months ended March 31, 2012 represents deferred financing costs on the previous credit facilities which were charged to expense as a result of the refinancing.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of March 31, 2013 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of March 31, 2013, Telesat’s U.S. dollar denominated debt totaled CAD 2.9 billion. As of March 31, 2013, a five percent change in the value of the Canadian dollar against the U.S. dollar would have increased or decreased Telesat’s net income for the three months ended March 31, 2013 by approximately $149 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Telesat’s revenue increased by $22 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due primarily to revenue on the Nimiq 6 satellite which entered commercial service in June 2012, increased enterprise services revenues from higher equipment sales and growth in international activities. Foreign exchange rate changes had no net impact on the change in revenue for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Telesat’s operating income increased by $58 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to the $37 million expense related to the special payments to executives and certain employees of Telesat in connection with the cash distribution to shareholders in 2012 and the revenue increase described above. Foreign exchange rate changes had no net impact on the change in operating income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

The equity losses in XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of March 31, 2013, using the most recent forecast, and concluded that our investment in XTAR was not impaired. Any further declines in XTAR’s projected revenues may result in a future impairment charge.

Backlog

Telesat’s backlog as of March 31, 2013 and December 31, 2012 was $4.9 billion and $5.2 billion, respectively.

The decrease in Telesat’s backlog as of March 31, 2013 compared with December 31, 2012 was the result of exchange rate changes and the realization of a portion of previous backlog as revenues, partially offset by additional bookings.

Liquidity and Capital Resources

Loral

As of March 31, 2013, Loral’s principal asset is a 62.8% economic interest in Telesat. In addition, we have a 56% economic interest in XTAR and a note receivable of $101 million related to the Sale. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting.

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

Cash and Available Credit

At March 31, 2013, Loral had $44 million of cash and cash equivalents, the Land Note of $101 million and no debt. The Company’s cash and cash equivalents decreased by $43 million from December 31, 2012. The cash decrease during the first quarter of 2013 consisted primarily of a payment of $35 million for income taxes on the gain related to the Sale. A discussion of cash changes by activity is set forth in the sections, “Net Cash (Used In) Provided By Operating Activities,” “Net Cash (Used In) Provided By Investing Activities,” and “Net Cash Used In Financing Activities.”

The Company did not have a credit facility as of March 31, 2013.

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

Liquidity

On March 28, 2013, Loral entered into Amendment No. 2 to the Purchase Agreement in connection with the sale of SS/L. Under the terms of the Purchase Agreement, Loral is obligated to indemnify SS/L for certain litigation costs and litigation damages relating to the lawsuit with ViaSat, Inc., subject to certain capped cost-sharing by SS/L. Pursuant to Amendment No. 2, the parties agreed to modify SS/L’s capped cost-sharing obligations and also to defer to March 31, 2014 the due date of the principal payment from MDA to Loral of $33.7 million due originally on March 31, 2013 under the $101 million Land Note. With this amendment, we still expect that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months though we may decide to borrow on a short-term basis to allow more efficient cash management. These borrowings, if any, would most likely occur in late 2013. If necessary, we plan to obtain a short-term credit facility that may be used until we receive the initial Land Note payment of $67.3 million on March 31, 2014. The substantial fair value of our assets, which include our 62.8% economic interest in Telesat, should permit us to access the financial markets for this facility. Given the continuously changing financial environment, however, there can be no assurance that Loral would be able to obtain such financing on acceptable terms.

We expect that our major cash outlays for the next 12 months will be payments under our supplemental retirement plan of $19 million including the final lump sum distribution resulting from termination of the plan. Other cash outlays will include additional severance payments associated with reductions of the corporate staff and funding of long-term incentive-compensation, employee benefit programs, ViaSat litigation costs, indemnification of the tax liabilities for Globalstar do Brasil and general corporate expenses. We expect the Sale will enable us to reduce the annual run rate of corporate expenses, after a transition period, to approximately $6 million, excluding costs related to the SS/L transaction and net of consulting fees from Telesat of $5 million per year. We are also considering an additional contribution to our qualified pension plan to reduce the unfunded obligation. Offsetting these expenditures will be the receipt of cash from Telesat for the outstanding notes receivable associated with the consulting fee and the income sharing arrangement for certain Canadian transponders on the ViaSat-1 satellite, reimbursement of ViaSat litigation costs from SS/L under the terms of the Purchase Agreement, as amended and receipt of $67.3 million from MDA in March 2014 under the Land Note.

Risks to Cash Flow

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; (2) certain litigation costs and litigation damages relating to the ViaSat lawsuit, subject to certain sharing formulas and caps; and (3) certain breaches of representations, warranties and covenants, subject to certain limitations on survival of claims, deductibles and caps. In March 2013, we and MDA agreed, among other things, to modify SS/L’s capped cost-sharing obligations. To date, other than with respect to sharing of litigation costs (see below), MDA has submitted one claim for indemnification, which relates to pre-closing taxes. The amount of this claim has not yet been determined. We intend to vigorously contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations. Our condensed consolidated balance sheets include liabilities of $14.8 million and $16.5 million as of March 31, 2013 and December 31, 2012, respectively, representing the estimated fair value of all potential indemnification liabilities relating to the Sale.

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

In March 2013, ViaSat renewed its previously denied motion for summary judgment seeking an order declaring that the claims in two of SS/L’s patents are invalid. In April 2013, SS/L and Loral filed a motion seeking an order declaring that certain of the claims in one of ViaSat’s patents are invalid as indefinite or, in the alternative, summary judgment of non-infringement of such claims. These motions are pending before the court.

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

Under the terms of the Purchase Agreement, as amended, Loral is obligated to indemnify SS/L for certain litigation costs and litigation damages, subject to certain capped cost-sharing by SS/L, and has retained control of the defense of the lawsuit by ViaSat against SS/L and Loral as well as SS/L’s counterclaims against ViaSat in the lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for certain litigation costs and litigation damages is subject to a dollar cap.

Telesat

Cash and Available Credit

As of March 31, 2013, Telesat had CAD 260 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving facility. Telesat believes that cash and short-term investments as of March 31, 2013, cash flow from operating activities, including amounts from customer prepayments, and drawings on the available lines of credit under the Telesat credit facility will be adequate to meet its expected cash requirements for at least the next 12 months for activities in the normal course of business, including interest and required principal payments on debt as well as the redemption of the 12.5% senior subordinated notes.

Cash Flows from Operating Activities

Cash generated from operating activities for the three months ended March 31, 2013, was CAD 120 million, a CAD 8 million increase over the same period in the prior year. The increase was primarily due to revenue earned from Telesat’s Nimiq 6 satellite, higher equipment sales and growth in its international enterprise activities. These increases were partially offset by lower customer prepayments on future satellite services and a higher cost of sales resulting from higher equipment sales.

Cash Flows used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2013 was CAD 30 million. This was primarily the result of capital expenditures of CAD 29 million related to Telesat’s Anik G1 satellite which launched in April 2013.

Cash Flows used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2013, was CAD 12 million. This was primarily the result of mandatory repayments made on its term loan A and term loan B credit facilities.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operating activities, in addition to cash on hand and available credit facilities, will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months.

The construction of any satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs will be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under Telesat’s revolving facility. In addition, Telesat may sell certain satellite assets, and in accordance with the terms and conditions of the Telesat senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under the Telesat senior secured credit facilities. Subject to market conditions and subject to compliance with the terms and conditions of the Telesat credit facilities and the financial leverage covenant tests therein, Telesat may also have the ability to obtain additional secured or unsecured financing to fund current or future satellite construction. Telesat’s ability to access these sources of funding, however, is not guaranteed and, therefore, Telesat may not be able to fully fund additional replacement and new satellite construction programs.

Debt

Telesat’s debt as of March 31, 2013 and December 31, 2012 was as follows:

	Maturity	Currency	March 31, 2013	December 31, 2012
			(In CAD millions)
Senior Credit Facilities:
Revolving credit facility	March 28, 2017	CAD or USD equivalent	―	―
Term Loan A	March 28, 2017	CAD	494	500
Term Loan B – U.S. Facility	March 28, 2019	USD	1,740	1,703
Term Loan B – Canadian facility	March 28, 2019	CAD	174	174
6.0% Senior notes	May 15, 2017	USD	914	893
12.5% Senior subordinated notes	November 1, 2017	USD	221	215
		CAD	3,543	3,485
Less: deferred financing costs, interest rate floors and prepayment options			(71)	(78)
			3,472	3,407

Current portion		CAD	(260)	(32)
Long term portion		CAD	3,212	3,375

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

Each of the Telesat senior secured credit facilities is subject to mandatory principal repayment requirements. The maturity date for each of the Telesat senior secured credit facilities described above will be accelerated if Telesat’s existing 6.0% senior notes due in 2017 or certain refinancing thereof are not repurchased, redeemed, refinanced or deferred before the date that is 91 days prior to the maturity date of such notes.

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

On March 28, 2013, Telesat announced its intention to redeem all outstanding 12.5% senior subordinated notes, and on May 1, 2013, the notes were redeemed at a price equal to 106.25% of the principal amount.

On April 2, 2013, Telesat re-priced and amended its existing credit agreement, dated March 28, 2012. The amendment converted CAD 34 million from Canadian to U.S. dollars and decreased the interest rates on Telesat’s Canadian and U.S. term loan B facilities by 0.50%. The amendment also decreased the interest rate floors on the debt to 1.00% and 0.75% for the Canadian term loan B facility and U.S. term loan B facility, respectively. The permitted leverage ratio to incur first lien debt is now 4.25:1.00 which represents a change from the prior 4.00:1.00 senior secured leverage ratio in the credit agreement.

As of March 31, 2013, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indentures governing its 6.0% senior notes and 12.5% senior subordinated notes.

Debt Service Cost

An estimate of the interest expense on the facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Telesat senior secured credit facilities, the senior notes and the senior subordinated notes. Telesat’s estimated interest expense for the year ended December 31, 2013 is approximately CAD 206 million.

Derivatives

Telesat has used interest rate and currency derivatives to hedge its exposure to changes in interest rates and foreign exchange rates.

In order to hedge its currency risk, Telesat has cross-currency basis swaps to synthetically convert $1.0 billion of the U.S. term loan facility debt into CAD 1.2 billion of debt. The cross-currency basis swaps are being amortized on a quarterly basis at 1⁄4 of 1% of the original amount. As of March 31, 2013, the balance of the swaps was CAD 1.2 billion and bears interest at a floating rate of Bankers Acceptance plus an applicable margin of approximately 387 basis points. Any non-cash loss will remain unrealized until this contract is settled. The contract matures on October 31, 2014.

At March 31, 2013, Telesat had a series of five interest rate swaps to fix interest on CAD 1.5 billion of Canadian dollar denominated debt at a weighted average fixed rate of 2.63% (excluding applicable margins) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margins) on CAD 300 million of U.S. dollar denominated debt.. These contracts mature between October 31, 2014 and September 30, 2016.

Telesat also has embedded derivatives. These embedded derivatives are related to a prepayment option included in its senior notes as well as interest rate floors included in its Canadian and U.S. term loan B facilities. The prepayment option on the senior notes will expire on its maturity date of May 15, 2017. The interest rate floors on the Canadian and U.S. term loan B facilities will expire on their respective maturity dates.

Contractual Obligations

There have not been any significant changes to Loral’s contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statement of Cash Flows

Net Cash (Used in) Provided by Operating Activities

Net cash used in operations was $ 43 million for the three months ended March 31, 2013.

Net cash used in operating activities by continuing operations was $6 million for the three months ended March 31, 2013, consisting primarily of $3 million from the loss from continuing operations adjusted for non-cash operating items, a $2 million increase in other current assets and other assets, a $1 million decrease in accrued expenses and other current liabilities and a $1 million decrease in pension and other postretirement liabilities.

Net cash used in operating activities by discontinued operations was $37 million for the three months ended March 31, 2013, consisting primarily of income tax payments of $35 million relating to the gain on the Sale and a $2 million decrease in indemnification liabilities related to the Sale.

Net cash provided by operations was $6 million for the three months ended March 31, 2012.

Net cash used in operating activities by continuing operations was $6 million for the three months ended March 31, 2012, consisting primarily of $2 million from the loss from continuing operations adjusted for non-cash operating items, a $2 million decrease in long-term liabilities and a $2 million decrease in accrued expenses and other current liabilities.

Net cash provided by operating activities from discontinued operations was $11 million for the three months ended March 31, 2012.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 was not significant.

Net cash provided by investing activities for the three months ended March 31, 2012 was $312 million.

Net cash provided by investing activities from continuing operations for the three months ended March 31, 2012 was $376 million relating to a special cash distribution by Telesat.

Net cash used in investing activities by discontinued operations was $64 million for the three months ended March 31, 2012.

Net Cash Used in Financing Activities

No cash was provided by or used in financing activities for the three months ended March 31, 2013.

Net cash used in financing activities for the three months ended March 31, 2012 was $5 million, all from continuing operations, mainly relating to funding by the Company of withholding taxes on employee cashless stock option exercises.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting. See Note 7 to the financial statements for further information on affiliate matters.

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Part II, Item 1A — Risk Factors and also in Note 16 to the financial statements.

Other Matters

Recent Accounting Pronouncements

There are no accounting pronouncements that have been issued but not yet adopted that we believe will have a significant impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Loral

Foreign Currency

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

Interest

During the first quarter of 2013, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

Although Loral has no derivative instruments at March 31, 2013, we have used derivative instruments in the past. If derivative instruments are used in the future, the Company would be exposed to the risk that counterparties to derivative contracts would fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of March 31, 2013 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing.

Approximately 45% of Telesat’s revenue and a substantial portion of its expenses, indebtedness and capital expenditures are denominated in U.S. dollars for the three months ended March 31, 2013. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of March 31, 2013, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately CAD 149 million and increased (decreased) other comprehensive income by approximately CAD 1 million. This analysis assumes that all other variables, in particular, interest rates, remain constant.

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

Telesat’s derivative financial instruments also include embedded derivatives that are related to a prepayment option included in its senior notes, as well as interest rate floors included in its Canadian and U.S. term loan B facilities.

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2012 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 16 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section. The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit 10.1 — General Release dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein (management compensation plan) (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2013)

Exhibit 10.2 — Consulting Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein (management compensation plan) (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2013)

Exhibit 10.3 — Amendment No. 2 to Purchase Agreement dated March 28, 2013 by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2013)

Exhibit 10.4 — Amended and Restated Promissory Note, dated as of March 28, 2013, by and between MacDonald, Dettwiler and Associates Ltd., as maker, and Loral Space & Communications Inc., as payee (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2013)

Exhibit 31.1 — Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 — Amendment, dated April 2, 2013, to the Credit Agreement, dated March 28, 2012, among Telesat Canada and Telesat LLC, as borrowers, JP Morgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 in the Form 6-K filed by Telesat Holdings Inc. on April 2, 2013)

Exhibit 101 — Interactive Data Files

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

Registrant

Loral Space & Communications Inc.

/s/ John Capogrossi
John Capogrossi
Vice President, Chief Financial Officer, Treasurer and Controller
(Principal Financial Officer) and Registrant’s Authorized Officer

Date: May 9, 2013

EXHIBIT INDEX

Exhibit 10.1 — General Release dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein (management compensation plan) (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2013)

Exhibit 10.2 — Consulting Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein (management compensation plan) (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2013)

Exhibit 10.3 — Amendment No. 2 to Purchase Agreement dated March 28, 2013 by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2013)

Exhibit 10.4 — Amended and Restated Promissory Note, dated as of March 28, 2013, by and between MacDonald, Dettwiler and Associates Ltd., as maker, and Loral Space & Communications Inc., as payee (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2013)

Exhibit 31.1 — Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 — Amendment, dated April 2, 2013, to the Credit Agreement, dated March 28, 2012, among Telesat Canada and Telesat LLC, as borrowers, JP Morgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 in the Form 6-K filed by Telesat Holdings Inc. on April 2, 2013)

Exhibit 101 — Interactive Data Files

(101.INS) XBRL Instance Document

(101.SCH) XBRL Taxonomy Extension Schema Document

(101.CAL) XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF) XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB) XBRL Taxonomy Extension Label Linkbase Document

(101.PRE) XBRL Taxonomy Extension Presentation Linkbase Document

