Form 10-Q
period 2013-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2013-08-08
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission file number 1-14180

Loral Space & Communications Inc.

888 Seventh Avenue

New York, New York 10106

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
Yes ☐ No ☑

As of July 31, 2013, 21,414,212 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

1

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2013

PART 1.

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$30,369	$87,370
Notes receivable	67,333	34,917
Deferred tax assets	12,511	4,165
Other current assets	1,891	2,655
Total current assets	112,104	129,107
Property and equipment, net	46	42
Long-term receivables	33,667	67,333
Income taxes receivable	13,325	—
Investments in affiliates	59,018	62,517
Long-term deferred tax assets	97,333	117,381
Other assets	2,612	2,612
Total assets	$318,105	$378,992

LIABILITIES AND EQUITY
Current liabilities:
Accrued employment costs	$2,355	$4,922
Income taxes payable	—	34,505
Other current liabilities	27,522	32,089
Total current liabilities	29,877	71,516
Pension and other postretirement liabilities	24,202	25,174
Long-term liabilities	99,625	95,841
Total liabilities	153,704	192,531
Commitments and contingencies Equity:
Loral shareholders’ equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,568,706 and 21,416,834 issued	216	214
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,024,694	1,027,266
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(815,481)	(794,128)
Accumulated other comprehensive loss	(35,531)	(37,394)
Total equity	164,401	186,461
Total liabilities and equity	$318,105	$378,992

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General and administrative expenses	$(3,361)	$(4,264)	$(7,107)	$(8,875)
Operating loss	(3,361)	(4,264)	(7,107)	(8,875)
Interest and investment income	343	398	632	890
Interest expense	(5)	(29)	(8)	(57)
Other expense	(341)	(233)	(371)	(623)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(3,364)	(4,128)	(6,854)	(8,665)
Income tax (provision) benefit	(2,170)	5,763	(4,985)	2,541
(Loss) income from continuing operations before equity in net income (loss) of affiliates	(5,534)	1,635	(11,839)	(6,124)
Equity in net income (loss) of affiliates	132	(11,353)	(7,149)	(4,484)
Loss from continuing operations	(5,402)	(9,718)	(18,988)	(10,608)
(Loss) income from discontinued operations, net of tax provision	(2,488)	4,937	(2,365)	13,445
Net (loss) income	(7,890)	(4,781)	(21,353)	2,837
Net loss attributable to noncontrolling interest	—	3	—	16
Net (loss) income attributable to Loral common shareholders	(7,890)	(4,778)	(21,353)	2,853
Other comprehensive income, net of tax	491	2,414	1,863	5,211
Comprehensive (loss) income attributable to Loral common shareholders	$(7,399)	$(2,364)	$(19,490)	$8,064

Net (loss) income per share attributable to Loral common shareholders:
Basic
Loss from continuing operations	$(0.18)	$(0.32)	$(0.62)	$(0.35)
(Loss) income from discontinued operations, net of tax	(0.08)	0.16	(0.08)	0.44
Net (loss) income	$(0.26)	$(0.16)	$(0.70)	$0.09
Diluted
Loss from continuing operations	$(0.18)	$(0.32)	$(0.62)	$(0.35)
(Loss) income from discontinued operations, net of tax	(0.08)	0.16	(0.08)	0.44
Net (loss) income	$(0.26)	$(0.16)	$(0.70)	$0.09
Weighted average common shares outstanding:
Basic	30,793	30,704	30,781	30,653
Diluted	30,793	30,704	30,781	30,653

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock		Retained	Accumulated	Shareholders'
	Voting		Non-Voting			Voting		Earnings	Other	Equity
	Shares		Shares		Paid-In			(Accumulated	Comprehensive	Attributable to	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit)	Loss	Loral	Interest	Equity
Balance, January 1, 2012	21,230	$212	9,506	$95	$1,014,724	136	$(8,400)	$94,303	$(154,475)	$946,459	$1,126	$947,585
Net income (loss)								421,322			(231)
Other comprehensive income									117,081
Comprehensive income										538,403		538,172
Elimination of noncontrolling interest resulting from the Sale											(895)	(895)
Common dividends declared ($13.60 per share)								(417,606)		(417,606)		(417,606)
Special distribution declared ($29.00 per share)								(892,147)		(892,147)		(892,147)
Exercise of stock options	169	2			1,633					1,635		1,635
Shares surrendered to fund withholding taxes	18				(6,992)					(6,992)		(6,992)
Tax benefit associated with stock based compensation					16,919					16,919		16,919
Stock based compensation					1,151					1,151		1,151
Cash settlement of restricted stock units					(169)					(169)		(169)
Voting common stock repurchased						18	(1,192)			(1,192)		(1,192)
Balance, December 31, 2012	21,417	214	9,506	95	1,027,266	154	(9,592)	(794,128)	(37,394)	186,461	—	186,461
Net loss								(21,353)
Other comprehensive income									1,863
Comprehensive loss										(19,490)		(19,490)
Exercise of restricted stock units	175	2			(2)					—		—
Equitable adjustment to restricted stock units for dividends and distributions	120	1			(1)					—		—
Shares surrendered to fund withholding taxes	(143)	(1)			(8,896)					(8,897)		(8,897)
Tax benefit associated with stock based compensation					5,910					5,910		5,910
Stock based compensation					417					417		417
Balance, June 30, 2013	21,569	$216	9,506	$95	$1,024,694	154	$(9,592)	$(815,481)	$(35,531)	$164,401	$—	$164,401

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net (loss) income	$(21,353)	$2,837
Loss (income) from discontinued operations, net of tax provision	2,365	(13,445)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash operating items (Note 2)	21,871	2,047
Changes in operating assets and liabilities:
Long-term receivables	—	(1,610)
Other current assets and other assets	1,605	1,218
Accrued expenses and other current liabilities	(6,767)	(2,645)
Income taxes receivable and payable	(12,964)	(109)
Pension and other postretirement liabilities	(945)	(623)
Long-term liabilities	59	(1,354)
Net cash used in operating activities – continuing operations	(16,129)	(13,684)
Net cash used in operating activities – discontinued operations	(39,025)	(38,353)
Net cash used in operating activities	(55,154)	(52,037)
Investing activities:
Distributions received from affiliate	—	375,809
Proceeds from sale of investment in affiliate	1,150	—
Capital expenditures	(10)	—
Net cash provided by investing activities – continuing operations	1,140	375,809
Net cash used in investing activities – discontinued operations	—	(84,022)
Net cash provided by investing activities	1,140	291,787
Financing activities:
Cash dividend paid	—	(417,606)
Voting common stock repurchased	—	(472)
Proceeds from the exercise of stock options	—	1,635
Cash settlement of restricted stock units	—	(169)
Funding of withholding taxes for stock based compensation	(8,897)	(5,796)
Excess tax benefit associated with stock based compensation	5,910	22
Net cash used in financing activities – continuing operations	(2,987)	(422,386)
Net cash provided by financing activities – discontinued operations	—	40,000
Net cash used in financing activities	(2,987)	(382,386)
Decrease in cash and cash equivalents	(57,001)	(142,636)
Cash and cash equivalents — beginning of period	87,370	197,114
Cash and cash equivalents — continuing and discontinued operations — end of period	30,369	54,478
Cash and cash equivalents — discontinued operations — end of period	—	(17,013)
Cash and cash equivalents — end of period	$30,369	$37,465

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

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral, in December 2012, paid MDA $6.5 million as a result of the resolution of a contingency (see Note 16). Also, in April 2013, pursuant to the Purchase Agreement, we completed the final allocation of qualified pension plan assets between Loral and SS/L (see Note 14).

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco (see Note 7). We use the equity method of accounting for our ownership interest in Telesat Holdco.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$23,709	$—	$—	$86,820	$—	$—
Note receivable
Land Note	$—	$—	$101,000	$—	$—	$101,000
Liabilities
Indemnifications
Sale of SS/L	$—	$—	$16,813	$—	$—	$16,528
Globalstar do Brasil S.A.	$—	$—	$2,496	$—	$—	$1,510

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Land Note approximates fair value because the stated interest rate is consistent with current market rates. The fair value of indemnifications related to the sale of SS/L was estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. The fair value of indemnifications related to Globalstar do Brasil S.A. was estimated using expected value analysis. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of June 30, 2013.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits (UTBs) against available deferred tax assets for losses and other carryforward benefits that would be available to offset the liability for uncertain tax positions rather than presenting the UTB on a gross basis. The guidance, effective for the Company on January 1, 2014, will have no impact on our consolidated financial statements as the Company has already adopted this methodology.

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

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Non-cash operating items:
Equity in net loss of affiliates	$7,149	$4,484
Deferred taxes	11,285	(1,910)
Depreciation and amortization	6	36
Stock based compensation	417	536
Amortization of prior service credit and actuarial loss	3,014	338
Unrealized gain on nonqualified pension plan assets	—	(87)
Gain on foreign currency transactions and contracts	—	(1,350)
Net non-cash operating items-continuing operations	$21,871	$2,047
Non-cash operating items – discontinued operations	$—	$26,438
Non-cash investing activities:
Capital expenditures incurred not yet paid-discontinued operations	$—	$7,881
Non-cash financing activities:
Repurchase of voting common stock not yet paid - continuing operations	$—	$1,192
Supplemental information:
Interest paid – continuing operations	$8	$57
Interest paid – discontinued operations	$—	$914
Tax payments – continuing operations	$86	$85
Tax payments – discontinued operations	$35,118	$—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Discontinued Operations

As a result of the Sale (see Note 1), we have reclassified SS/L’s operations as discontinued operations in our consolidated financial statements for the three and six months ended June 30, 2012.

Loss from discontinued operations for the three and six months ended June 30, 2013 primarily comprises changes in the fair value of our indemnification liabilities related to the Sale, net of a $1.5 million income tax benefit. The following is a summary of SS/L’s financial information included in income from discontinued operations for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$294,377	$581,090
Operating income	8,765	11,123
Income before income taxes	13,170	25,038
Income tax provision	(8,233)	(11,593)
Income from discontinued operations, net of tax	$4,937	$13,445

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

				Proportionate
				Share of	Accumulated
		Unrealized		Telesat Other	Other
		Gains (losses)	Postretirement	Comprehensive	Comprehensive
	Derivatives	on Investments	Benefits	Loss	Loss
Balance at January 1, 2012	$(1,306)	$580	$(132,695)	$(21,054)	$(154,475)

Other comprehensive (loss) income before reclassification	(415)	(120)	1,668	1,313	2,446
Amounts reclassified from accumulated other comprehensive income (loss)	1,721	(460)	113,374	—	114,635
Net current-period other comprehensive income (loss)	1,306	(580)	115,042	1,313	117,081
Balance at December 31, 2012	—	—	(17,653)	(19,741)	(37,394)

Other comprehensive income before reclassification	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	1,863 (a)	—	1,863
Net current-period other comprehensive income	—	—	1,863	—	1,863
Balance at June 30, 2013	$—	$—	$(15,790)	$(19,741)	$(35,531)

(a) Reclassification from postretirement benefits accumulated other comprehensive loss comprises $3.0 million included in general and administrative expenses and $1.2 million tax benefit thereon included in income tax provision in our condensed consolidated statement of operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended June 30,
	2013			2012
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Reclassification of prior service credits and net actuarial loss	$1,513	$(578)	$935	$2,012	$(809)	$1,203

Proportionate share of Telesat Holdco other comprehensive loss	(718)	274	(444)	(869)	347	(522)

Derivatives:
Unrealized gain on foreign currency hedges	—	—	—	1,392	(560)	832
Less: reclassification adjustment for loss included in net income from discontinued operations	—	—	—	1,879	(754)	1,125
Net unrealized gain on derivatives	—	—	—	3,271	(1,314)	1,957

Unrealized loss on available-for-sale securities	—	—	—	(374)	150	(224)
Other comprehensive income	$795	$(304)	$491	$4,040	$(1,626)	$2,414

	Six Months Ended June 30,
	2013			2012
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Reclassification of prior service credits and net actuarial loss	$3,014	$(1,151)	$1,863	$4,024	$(1,617)	$2,407

Proportionate share of Telesat Holdco other comprehensive income	—	—	—	39	(18)	21

Derivatives:
Unrealized loss on foreign currency hedges	—	—	—	(285)	115	(170)
Less: reclassification adjustment for loss included in net income from discontinued operations	—	—	—	5,156	(2,073)	3,083
Net unrealized gain on derivatives	—	—	—	4,871	(1,958)	2,913

Unrealized loss on available-for-sale securities	—	—	—	(217)	87	(130)
Other comprehensive income	$3,014	$(1,151)	$1,863	$8,717	$(3,506)	$5,211

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Receivables

Receivable balances related to the Land Note (see Note 1) and the Telesat consulting services fee (see Note 17) as of June 30, 2013 and December 31, 2012 are presented below (in thousands):

	June 30, 2013	December 31, 2012
Land Note receivable	$101,000	$101,000
Telesat notes receivable for consulting services	—	1,250
	101,000	102,250
Less: current portion	(67,333)	(34,917)
Long-term receivables	$33,667	$67,333

As a result of the amendment to the Purchase Agreement on March 28, 2013, principal payments under the Land Note are scheduled to be received as follows: $67.3 million on March 31, 2014 and $33.7 million on March 31, 2015. Interest on the Land Note ranges between one and one and one half percent per annum and is payable quarterly.

See Note 17 for the terms of the Telesat notes receivable for consulting services.

6.	Property and Equipment

Property and equipment consists of (in thousands):

	June 30, 2013	December 31, 2012
Leasehold improvements	$6	$1,913
Equipment	516	555
Furniture and fixtures	74	73
	596	2,541
Accumulated depreciation and amortization	(550)	(2,499)
	$46	$42

7. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	June 30, 2013	December 31, 2012
Telesat Holdings Inc.	$—	$—
XTAR, LLC	59,018	62,517
	$59,018	$62,517

Our investment in Telesat Holdco was reduced to zero as of June 30, 2013 and December 31, 2012, as discussed below.

Equity in net income (loss) of affiliates consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Telesat Holdings Inc.	$718	$(8,855)	$—	$(1,475)
XTAR, LLC	(1,736)	(2,498)	(3,499)	(3,009)
Other	1,150	—	(3,650)	—
	$132	$(11,353)	$(7,149)	$(4,484)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The condensed consolidated statements of operations for the three and six months ended June 30, 2012 reflect the effects of the following amounts related to SS/L’s transactions with our affiliates (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues included in income from discontinued operations	$22,427	$46,583
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(7,184)	(14,025)
Profits included in income from discontinued operations relating to affiliate transactions not eliminated	4,041	7,889

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

Telesat

As of December 31, 2012 and June 30, 2013, we held a 62.8% economic interest in Telesat. Our economic interest decreased from 64% to 62.8% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares.

We use the equity method of accounting for our majority economic interest in Telesat because we own 32.7% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

In connection with the closing of a new credit agreement (the “Telesat Credit Agreement”) in March 2012, the Board of Directors of Telesat approved special cash distributions to Telesat’s shareholders of CAD 656.5 million, including a distribution of CAD 420 million to Loral.  The special distributions by Telesat to its shareholders were authorized to be paid in two tranches; the first tranche was paid by Telesat on March 28, 2012, with Loral receiving CAD 375 million ($376 million), and the second tranche was paid by Telesat on July 5, 2012, with Loral receiving CAD 45 million ($44 million).

As of June 30, 2013 and December 31, 2012, the special cash distributions received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment by $17.7 million and $7.4 million, respectively. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of June 30, 2013 and December 31, 2012, and we will not record equity in comprehensive income of Telesat until our share of Telesat’s future comprehensive income exceeds $17.7 million.

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

On May 1, 2013, Telesat redeemed its 12.5% senior subordinated notes due November 1, 2017 at a price of 106.25% of the principal amount of the senior subordinated notes. Expense of refinancing for the three and six months ended June 30, 2013 primarily represents the premium paid and the write-off of deferred financing costs related to this note redemption.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Under Telesat’s credit agreement and the indenture for Telesat’s 6% senior notes, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the 6% senior note indenture and credit agreement, Telesat is generally permitted to pay consulting fees to Loral in cash.  Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three month periods ended June 30, 2013 and 2012 and $2.5 million for each of the six months period ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, Loral received payments in cash from Telesat of $3.8 million and $1.6 million, respectively, for consulting fees and interest. The payments received by Loral from Telesat for the six months ended June 30, 2013 included redemption of $1.3 million of notes receivable. These amounts were not allowed to be paid as of December 31, 2012 because Telesat did not meet the leverage ratio required for payment under the indenture for its 12.5% senior subordinated Notes due November 1, 2017.

The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution, to Telesat in 2007 was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities is proportionately eliminated in determining our share of the net income or losses of Telesat. Our equity in the net income or loss of Telesat also reflects the elimination of our profit, to the extent of our economic interest, on satellites we constructed for Telesat while we owned SS/L.

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statement of Operations Data:
Revenues	$210,038	$199,852	$427,506	$395,875
Operating expenses	(44,174)	(52,207)	(94,332)	(135,947)
Depreciation, amortization and stock-based compensation	(62,845)	(61,009)	(120,663)	(121,497)
Loss on disposition of long lived asset	(2,010)	(18)	(1,542)	(76)
Operating income	101,009	86,618	210,969	138,355
Interest expense	(51,077)	(61,592)	(110,772)	(113,282)
Expense of refinancing	3	(57,541)	(19,961)	(79,403)
Foreign exchange (losses) gains	(98,389)	(56,178)	(168,729)	6,312
Gains (losses) on financial instruments	59,755	25,770	96,608	(655)
Other income	10,450	241	10,833	965
Income tax provision	(19,151)	(6,748)	(26,993)	(4,319)
Net income (loss)	2,600	(69,430)	(8,045)	(52,027)

	June 30, 2013	December 31, 2012
Balance Sheet Data:
Current assets	$226,905	$289,614
Total assets	4,907,436	5,342,313
Current liabilities	265,053	237,739
Long-term debt, including current portion	3,243,696	3,519,872
Total liabilities	4,379,990	4,770,966
Shareholders’ equity	527,446	571,347

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. We have performed an impairment test for our investment in XTAR as of June 30, 2013, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $25 million in 2013, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through June 30, 2013 were $21.7 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 17). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statement of Operations Data:
Revenues	$8,325	$6,821	$16,450	$14,672
Operating expenses	(8,493)	(8,279)	(16,862)	(16,603)
Depreciation and amortization	(2,310)	(2,345)	(4,620)	(4,750)
Operating loss	(2,478)	(3,803)	(5,032)	(6,681)
Net loss	(3,210)	(4,572)	(6,469)	(8,243)

	June 30, 2013	December 31, 2012
Balance Sheet Data:
Current assets	$5,697	$7,838
Total assets	68,044	74,721
Current liabilities	19,916	18,894
Total liabilities	55,744	55,953
Members’ equity	12,300	18,768

In prior periods, XTAR’s liability to Hisdesat of $27.4 million for Catch Up Payments as of December 31, 2012 was included in current liabilities. In the XTAR summary financial data above, the liability for Catch Up payments was reflected as a long-term liability because the amount is payable over 12 years. This change had no effect on the Loral condensed consolidated financial statements.

Other

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency of $4.8 million in the first quarter of 2013 for such liability and made a payment of $3.7 million against that liability in the second quarter of 2013.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the second quarter of 2013 the Company received cash proceeds of $1.1 million related to the sale of its ownership interests in an affiliate with no carrying value. The gain on sale is included in equity in net income (loss) of affiliates.

As of June 30, 2013 and December 31, 2012, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

8. Other Current Liabilities

Other current liabilities consists of (in thousands):

	June 30, 2013	December 31, 2012
Pension and other post retirement liabilities	$18,185	$18,157
Indemnification liabilities (see Note 16)	5,283	5,835
Deferred tax liability	1,266	3,663
Other	2,788	4,434
	$27,522	$32,089

9. Income Taxes

The following summarizes our income tax provision on loss from continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total current income tax benefit (provision)	$7,138	$(1,242)	$6,300	$631
Total deferred income tax (provision) benefit	(9,308)	7,005	(11,285)	1,910
Income tax (provision) benefit	$(2,170)	$5,763	$(4,985)	$2,541

Loral is projecting a tax loss for 2013 which will be available as a carryback benefit against the taxes previously paid for 2012. As of June 30, 2013, taxes receivable of $13.3 million have been recorded on the condensed consolidated balance sheet for this benefit. Subsequent to the Sale, to the extent that Loral’s profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, the Company would generate sufficient taxable income from the appreciated value of its Telesat investment, which currently has a nominal tax basis, in order to prevent its federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax provision on loss from continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current (provision) benefit for UTPs	$(224)	$(1,243)	$(671)	$630
Deferred benefit for UTPs	102	482	241	12
(Provision) benefit for UTPs	$(122)	$(761)	$(430)	$642

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2013, we had unrecognized tax benefits relating to UTPs of $76.1 million. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L from liabilities with respect to certain taxes related to periods prior to the closing of the transaction. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of June 30, 2013, we have accrued approximately $3.4 million and $9.4 million for the payment of potential tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next 12 months, the statute of limitations for assessment of additional tax will expire with regard to UTPs related to our federal income tax return filed for 2009 and certain state income tax returns filed for 2007, 2008 and 2009 potentially resulting in a $0.8 million reduction to our unrecognized tax benefits.

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Six Months Ended June 30,
	2013	2012
Liabilities for UTPs:
Opening balance — January 1	$80,732	$139,916
Current provision (benefit) for:
Unrecognized tax benefits	625	(115)
Potential additional interest	1,016	3,094
Potential penalty adjustment	37	6
Statute expirations	(1,007)	(1,072)
Ending balance — June 30	$81,403	$141,829

As of June 30, 2013, if our positions are sustained by the taxing authorities, approximately $38.4 million of the benefits will reduce the Company’s income tax provision from continuing operations. Other than as described above, there were no significant changes to our uncertain tax positions during the six months ended June 30, 2013 and 2012, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

10. Long Term Liabilities

Long term liabilities consists of (in thousands):

	June 30, 2013	December 31, 2012
Indemnification liabilities (see Note 16)	$14,026	$12,204
Liabilities for uncertain tax positions	81,403	80,732
Other	4,196	2,905
	$99,625	$95,841

11. Equity

In June 2013, the Company issued 91,204 shares of its voting common stock, net of 83,796 shares to satisfy withholding taxes, to Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. This stock issuance resulted from the settlement of 175,000 restricted stock units (“RSUs”) granted to Mr. Targoff in 2009, 2010 and 2011. The grant date fair value of these RSUs was previously recorded as stock-based compensation as the RSUs vested, and the stock issuance had no effect on our condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Special Dividend and Special Distribution

On March 28, 2012, our Board of Directors declared a special dividend of $13.60 per share for an aggregate dividend of $417.6 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special dividend. As a result, options outstanding increased by 19,058 and RSUs increased by 6,875. This equitable adjustment had no effect on our condensed consolidated financial statements. Mr. Targoff, who elected to receive the dividend on his RSUs at the $13.60 per share value, received 19,368 shares of Loral voting common stock, net of 18,774 shares to satisfy withholding taxes, in lieu of cash payments totaling $2.4 million on his RSU settlement date in June 2013.

On November 7, 2012, in connection with the receipt of the proceeds from the Sale, our Board of Directors declared a special distribution of $29.00 per share for an aggregate distribution of $892.1 million. The special distribution was paid on December 4, 2012 to holders of record of Loral voting and non-voting common stock as of November 19, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special distribution. This equitable adjustment had no effect on our condensed consolidated financial statements. Mr. Targoff, who elected to receive the special distribution related to his RSUs at the $29.00 per share value, received 41,300 shares of Loral voting common stock, net of 40,033 shares to satisfy withholding taxes, in lieu of cash payments totaling $5.1 million on his RSU settlement date in June 2013.

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

12. Stock-Based Compensation

As of June 30, 2013, there were 1,319,533 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if Loral restricted stock units or SS/L phantom stock appreciation rights are settled in Loral common stock.

The fair value of the SS/L phantom stock appreciation rights (“SS/L Phantom SARs”) related to Loral employees is included as a liability in our consolidated balance sheets. The payout liability reflects the increase in SS/L’s notional stock price over the base price multiplied by the number of SS/L Phantom SARs vested on the applicable vesting date, subject to adjustment. The notional stock price of SS/L was frozen as of December 31, 2011, in connection with the Sale. As of June 30, 2013 and December 31, 2012, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $0.5 million and $1.0 million, respectively. During the six months ended June 30, 2013 and 2012, cash payments of $0.5 million and $2.0 million, respectively, for continuing operations were made related to SS/L Phantom SARs.

Total stock-based compensation included in loss from continuing operations was $0.2 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.3%. Telesat stock options are excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2013 and 2012, as the effect would be antidilutive.

For the three and six months ended June 30, 2013 and 2012, all stock options outstanding, unvested restricted stock and unvested restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

The following summarizes stock options outstanding, unvested restricted stock and unvested restricted stock units excluded from the calculation of diluted loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	—	57	—	97
Unvested restricted stock units	—	2	—	2
Unvested restricted stock	84	232	172	223

14. Pensions and Other Employee Benefit Plans

The following table provides the components of net periodic cost included in loss from continuing operations for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Pension Benefits Three Months Ended June 30,		Other Benefits Three Months Ended June 30,
	2013	2012	2013	2012
Service cost	$9	$200	$2	$2
Interest cost	458	622	10	11
Expected return on plan assets	(402)	(364)	—	—
Amortization of net actuarial loss	1,515	173	4	2
Amortization of prior service credits	—	—	(6)	(6)
Net periodic cost	$1,580	$631	$10	$9

	Pension Benefits Six Months Ended June 30,		Other Benefits Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$156	$400	$4	$4
Interest cost	921	1,244	20	22
Expected return on plan assets	(829)	(728)	—	—
Amortization of net actuarial loss	3,018	346	8	4
Amortization of prior service credits	—	—	(12)	(12)
Net periodic cost	$3,266	$1,262	$20	$18

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sale of SS/L

As required by the Purchase Agreement, prior to the closing of the Sale on November 2, 2012, new stand-alone SS/L pension plans were established. Pension obligations related to SS/L current and former employees and plan assets determined through an initial allocation methodology were transferred from the Loral pension plans to the newly formed plans. With the closing of the Sale, the newly formed SS/L plans were transferred to SS/L. Subsequent to the closing of the Sale, our actuary performed a review to determine the amount of qualified plan assets that proportionately relate to the benefit liabilities of the SS/L pension participants in accordance with the asset priorities of Section 4044 of ERISA. This review resulted in a true-up of the initial asset transfer between plans. As a result, Loral contributed $10.7 million to its qualified pension plan, which transferred $11.9 million to SS/L’s plan. In return, MDA paid Loral $11.9 million, pursuant to the Purchase Agreement. The net effect of this true-up, which took place in April 2013, was a $1.2 million increase to Loral’s cash balance and a $1.2 million decrease to the assets of Loral’s qualified pension plan.

Termination of Supplemental Executive Retirement Plan (“SERP”)

In connection with the corporate office restructuring as a result of the Sale, on December 13, 2012, Loral’s Board of Directors approved termination of the SERP. The Company expects to make lump sum payments to the participants in the SERP between December 16, 2013 and December 31, 2013 in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. Other current liabilities as of June 30, 2013 and December 31, 2012 included approximately $18.2 million and $18.1 million, respectively, for future SERP payments based on benefits earned, including recurring monthly payments to December 2013 and lump sum payouts in December 2013. The lump sum payouts have been calculated based on plan provisions.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of June 30, 2013 and December 31, 2012.

Foreign Exchange Contracts

In March 2012, Telesat declared a special cash distribution denominated in Canadian dollars to be paid in two tranches (see Note 7). Loral entered into a foreign exchange forward contract to hedge foreign exchange risk associated with the payment of the second tranche in July 2012. This foreign exchange forward contract was not designated as a hedging instrument. Other expense for the three and six months ended June 30, 2012 was net of an unrealized gain of $1.4 million related to this foreign exchange forward contract.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; (2) certain litigation costs and litigation damages relating to the ViaSat lawsuit, subject to certain sharing formulas and caps; and (3) certain breaches of representations, warranties and covenants, subject to certain limitations on survival of claims, deductibles and caps. In March 2013, we and MDA agreed, among other things, to modify SS/L’s capped cost-sharing obligations. To date, other than with respect to sharing of litigation costs (see Legal Proceedings, below), MDA has submitted one claim for indemnification which relates to pre-closing taxes. The amount of this claim has not yet been determined. We intend to vigorously contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations. Our condensed consolidated balance sheets include liabilities of $16.8 million and $16.5 million as of June 30, 2013 and December 31, 2012, respectively, representing the estimated fair value of all potential indemnification liabilities relating to the Sale.

In connection with the Sale, Loral has restructured its corporate functions and has reduced the number of employees at its headquarters. In 2012, Loral charged approximately $11.8 million to general and administrative expenses, mainly for severance and related costs, and paid approximately $8.0 million. During the three and six months ended June 30, 2013, Loral paid restructuring costs of approximately $2.7 million and $2.9 million, respectively, and at June 30, 2013, the liability recorded in the condensed consolidated balance sheet for the restructuring was $0.9 million which includes all expected future payments under the restructuring plan relating to the Sale.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency of $4.8 million in the first quarter of 2013 for such liability and made a payment of $3.7 million against that liability in the second quarter of 2013.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2013, the court denied without prejudice ViaSat’s renewed motion for summary judgment seeking an order declaring that the claims in two of SS/L’s patents are invalid. Also, in May 2013, the court granted in part and denied in part the motion filed by SS/L and Loral seeking an order declaring that three of the claims in one of ViaSat’s patents are invalid as indefinite or, in the alternative, summary judgment of non-infringement of such claims, holding that one of such claims in the patent was invalid.

In August 2013, SS/L and Loral filed a motion for summary judgment seeking an order that certain claims in one of ViaSat’s patents are invalid for being indefinite.

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

In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian partner, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions) and provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party and provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities. In addition, the Shareholders Agreement provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat Holdco. There can be no assurance as to whether, when or on what terms an initial public offering of Telesat Holdco equity may occur.

Under the Shareholders Agreement, in the event that, except in certain limited circumstances, either (i) ownership or control, directly or indirectly, by Dr. Rachesky, President of MHR, of Loral’s voting stock falls below certain levels other than in connection with an acquisition by a Strategic Competitor (as defined in the Shareholders Agreement) or (ii) there is a change in the composition of a majority of the members of the Loral Board of Directors over a consecutive two-year period, Loral will lose its veto rights relating to certain extraordinary actions by Telesat Holdco and its subsidiaries. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat Holdco, including a right to cause Telesat Holdco to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat Holdco, to cause the sale of Telesat Holdco and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value.

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

Information related to satellite construction contracts between SS/L and Telesat for the period when we owned SS/L is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Revenues (included in income from discontinued operations) from Telesat satellite construction contracts	$22,501	$46,712
Milestone payments received from Telesat	15,726	34,305

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three month periods ended June 30, 2013 and 2012 and $2.5 million for each of the six month periods ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, Loral received payments in cash from Telesat of $3.8 million and $1.6 million, respectively for consulting fees and interest. We had notes receivable from Telesat of nil and $1.3 million as of June 30, 2013 and December 31, 2012, respectively, related to the Consulting Agreement.

In connection with the Telesat transaction, Loral has retained the benefit of tax recoveries related to the transferred assets and has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of June 30, 2013 and December 31, 2012, we had recognized a net receivable from Telesat of $0.5 million, representing our estimate of the probable outcome of these tax matters, which is included as other assets of $2.6 million and long-term liabilities of $2.1 million in the consolidated balance sheets as of June 30, 2013 and December 31, 2012. There can be no assurance, however, that these tax matters will be ultimately settled for the net amount recorded.

Loral, along with Telesat Holdco, Telesat, PSP and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), entered into grant agreements (the “Grant Agreements”) with certain executives of Telesat (each, a “Participant” and collectively, the “Participants”). Each of the Participants was, at the time, an executive of Telesat.

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

A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the ViaSat-1 satellite in January 2008. SS/L recorded sales to ViaSat under this contract of $0.2 million, for the three months ended June 30, 2012 and $0.5 million for the six months ended June 30, 2012. SS/L’s sales to ViaSat have been included in income from discontinued operations in our statements of operations for the three and six months ended June 30, 2012.

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. In connection with the assignment, Loral is entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. For the three and six months ended June 30, 2013, we earned approximately $0.3 million and $0.8 million, respectively, under this arrangement. We had a receivable from Telesat of $0.3 million and $1.0 million as of June 30, 2013 and December 31, 2012, respectively, related to this arrangement. In connection with the sale, Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada.

Costs of satellite manufacturing for sales to related parties included in income from discontinued operations were $10.2 million and $24.3 million for the three and six months ended June 30, 2012.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. Interest expense on this liability included in income from discontinued operations was $0.1 million and $0.3 million for the three and six months ended June 30, 2012. For the six months ended June 30, 2012, SS/L made payments of $1.4 million to Telesat pursuant to the agreement. The liability for the future use of these transponders was retained by SS/L in connection with the Sale.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

XTAR

As described in Note 7, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of June 30, 2013 and December 31, 2012 were $6.1 million and $5.5 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three and six months ended June 30, 2013 and 2012.

MHR Fund Management LLC

Mark H. Rachesky, managing principal of MHR, and Hal Goldstein, a former managing principal of MHR, are members of Loral’s board of directors. Sai S. Devabhaktuni, former managing principal of MHR, was a member of the Loral Board until his resignation in January 2012.

Various funds affiliated with MHR and Dr. Rachesky held, as of June 30, 2013 and December 31, 2012, approximately 38.0% and 38.3%, respectively, of the outstanding voting common stock and as of June 30, 2013 and December 31, 2012 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.1% and 57.4%, respectively.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and Xtar and the ViaSat lawsuit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain expenses of $17,000 per month for which he reimburses the Company. For the three and six months ended June 30, 2013, Mr. Targoff earned $360,000 (before his expense reimbursement to Loral of $51,000) and $720,000 (before his expense reimbursement to Loral of $102,000), respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 29
Consolidated Operating Results	Page 31
Liquidity and Capital Resources:
Loral	Page 37
Telesat	Page 40
Contractual Obligations	Page 42
Statement of Cash Flows	Page 42
Affiliate Matters	Page 43
Commitments and Contingencies	Page 43
Other Matters	Page 44

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

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral, in December 2012, paid MDA $6.5 million as a result of the resolution of a contingency (see Note 16 to the financial statements). Also, in April 2013, pursuant to the Purchase Agreement, we completed the final allocation of qualified pension plan assets between Loral and SS/L (see Note 14 to the financial statements).

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

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $4.7 billion of backlog as of June 30, 2013.

Telesat provides satellite services to customers from its fleet of 14 satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite.

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

Telesat believes its satellite fleet offers a strong combination of existing revenue backlog, and a strong foundation upon which it will seek to continue to grow its revenue and cash flows. The growth is expected to come from the sale of available capacity on its existing in-orbit satellites, including its Anik G1 satellite, which began commercial service on May 8, 2013.

Telesat has contracted with Astrium SAS to procure a powerful, multi-mission satellite that will replace and expand on Telstar 12 at 15 degrees West. This new state-of-the-art satellite, which Telesat expects to launch in late 2015, will utilize high throughput capabilities and offer superior performance which Telesat believes will meet the growing needs of broadcast, corporate, government and enterprise users, including demand for aero and maritime services. The satellite will offer a high level of flexibility with coverage of Europe, the Americas, the Middle East, Africa, the Caribbean, North Sea, Mediterranean and South Atlantic regions.

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

For the remainder of 2013, Telesat will remain focused on: increasing utilization of its existing satellites, identifying and pursuing opportunities to expand its satellite fleet and maintaining cost and operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 47% of Telesat’s revenues received in Canada for the three and six months ended June 30, 2013, and a substantial portion of its expenses, indebtedness and capital expenditures are denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of June 30, 2013, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of June 30, 2013, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $146 million. This analysis assumes all other variables, in particular interest rates, remain constant.

General

Since the Sale, Loral’s principal asset continues to be its majority ownership interest in Telesat. With the goal of maximizing shareholder value, we have previously explored and expect to continue to explore potential strategic transactions involving the possible disposition of Loral’s interest in Telesat. The exact structure of any such transaction has not yet been determined and may include a disposition of Loral itself. Any disposition will need to comply with the rights and obligations of the parties to the Telesat Shareholders Agreement. There can be no assurance as to whether, when or on what terms a strategic transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any transaction involving Telesat or Loral’s interest therein will be achieved.

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

In connection with the Sale, Loral has restructured its corporate functions and has reduced the number of employees at its headquarters. During 2012, Loral charged approximately $11.8 million to general and administrative expenses, mainly for severance and related costs, and paid approximately $8.0 million. During the three and six months ended June 30, 2013 Loral paid approximately $2.7 million and $2.9 million, respectively, in restructuring costs and at June 30, 2013, the liability recorded in the condensed consolidated balance sheet for the restructuring was $0.9 million which includes all expected future payments under the restructuring plan relating to the Sale.

In connection with the corporate office restructuring as a result of the Sale, on December 13, 2012, Loral’s Board of Directors approved termination of Loral’s supplemental retirement plan (the “SERP”). The Company expects to make lump sum payments to the participants in the SERP between December 16, 2013 and December 31, 2013 in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. Our unfunded benefit obligations include approximately $18.2 million for future SERP payments based on benefits earned as of June 30, 2013.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2013.

Consolidated Operating Results

Three Months Ended June 30, 2013 Compared With Three Months Ended June 30, 2012

The following compares our consolidated results for the three months ended June 30, 2013 and 2012 as presented in our financial statements (in millions):

General and Administrative Expenses

	Three Months Ended June 30,
	2013	2012
General and administrative expenses	$3.4	$4.3

General and administrative expenses decreased by $0.9 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to a $1.6 million reduction in compensation resulting from the restructuring of our corporate functions and $0.3 million of income earned from supplemental capacity on the ViaSat-1 satellite, partially offset by a $1.0 million increase in pension expense due to accelerated amortization as a result of the termination of our supplemental retirement plan.

Interest and Investment Income

	Three Months Ended June 30,
	2013	2012
Interest and investment income	$0.3	$0.4

Interest and investment income, which consists primarily of interest on our cash balance and notes receivable, decreased by $0.1 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to the reduction in the balance of notes receivable from Telesat in 2013, partially offset by the increase due to the interest on the Land Note in 2013.

Other Expense

Other expense of $0.3 million for the three months ended June 30, 2013 is primarily comprised of expenses related to the evaluation of strategic initiatives. Other expense of $0.2 million for the three months ended June 30, 2012 was primarily comprised of expenses of $1.4 million related to the sale of SS/L, substantially offset by a $1.3 million gain related to a foreign exchange forward contract to hedge the foreign exchange risk associated with the payment of the second tranche of the special cash distribution from Telesat that was received in July 2012.

Income Tax Provision

For the three months ended June 30, our income tax provision is summarized as follows: (i) for 2013, we recorded a current tax benefit of $7.1 million (which included a provision of $0.2 million to increase our liability for uncertain tax positions (“UTPs”)) and a deferred tax provision of $9.3 million (which included a benefit of $0.1 million for UTPs), resulting in a total provision of $2.2 million on a pre-tax loss of $3.4 million and (ii) for 2012, we recorded a current tax provision of $1.2 million to increase our liability for UTPs and a deferred tax benefit of $7.0 million (which included a benefit of $0.5 million for UTPs), resulting in a total benefit of $5.8 million on a pre-tax loss of $4.1 million.

The income tax provision includes our tax expense on equity in net income (loss) of affiliates, although equity in net income (loss) of affiliates is shown below the line for income tax provision on the condensed consolidated statements of operations.Our income tax provision for each period is computed by applying an expected effective annual tax rate (negative 86% for 2013 and positive 39% for 2012) against the pre-tax loss for the six months ended June 30, 2013 and 2012 (before adjusting for certain tax items that are discrete to each period) less the provision recorded for the three months ended March 31, 2013 and 2012.

For the three months ended June 30, 2012, we increased our deferred tax provision by $1.5 million to establish an additional valuation allowance against our net deferred tax assets after having determined, based on all available evidence, that at that time it was more likely than not that we would not realize the benefit from that portion of our deferred tax assets in the future.

Subsequent to the Sale, to the extent that Loral’s profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent the federal net operating losses from expiring and realize the benefit of all the remaining deferred tax assets.

Loral is projecting a tax loss for 2013 which will be available as a carryback benefit against the taxes previously paid for 2012. As of June 30, 2013, taxes receivable of $13.3 million have been recorded on the condensed consolidated balance sheet for this benefit.

Equity in Net Income (Loss) of Affiliates

Equity in net income (loss) of affiliates consists of (in millions):

	Three Months Ended June 30,
	2013	2012
Telesat	$0.7	$(8.9)
XTAR, LLC	(1.7)	(2.5)
Other	1.1	—
	$0.1	$(11.4)

As of June 30, 2013 and December 31, 2012, we held a 62.8% economic interest in Telesat. Our economic interest decreased from 64% to 62.8% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares.

Loral’s equity in net income of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income or losses of Telesat. Our equity in net income (loss) of Telesat also reflects the elimination of our profit, to the extent of our beneficial interest, on satellites we constructed for Telesat while we owned SS/L.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended June 30, 2013 and 2012 follows (in millions):

	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	214.3	201.9	210.0	199.9
Operating expenses	(45.1)	(52.9)	(44.2)	(52.2)
Depreciation, amortization and stock-based compensation	(64.1)	(61.6)	(62.8)	(61.0)
Loss on disposition of long lived asset	(2.1)	—	(2.0)	—
Operating income	103.0	87.4	101.0	86.7
Interest expense	(52.1)	(62.1)	(51.1)	(61.6)
Expense of refinancing	(0.1)	(58.0)	—	(57.6)
Foreign exchange losses	(100.2)	(56.3)	(98.4)	(56.2)
Gains on financial instruments	60.8	25.7	59.8	25.7
Other income	10.6	0.3	10.5	0.3
Income tax provision	(19.4)	(6.7)	(19.2)	(6.7)
Net income (loss)	2.6	(69.7)	2.6	(69.4)
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.0203	1.0104

Telesat’s revenue increased by $10 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due primarily to revenue on the Nimiq 6 and Anik G1 satellites which entered commercial service in June 2012 and May 2013, respectively. These increases were partially offset by decreases in revenue with respect to the Nimiq 1 satellite, which was returned by Telesat’s customer in the fourth quarter of 2012, and the Nimiq 2 satellite, which has continued to suffer solar array circuit failures thereby decreasing the number of available transponders and revenue associated with the satellite. Telesat’s revenue excluding foreign exchange impact would have increased $11 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Telesat’s operating expense for the three months ended June 30, 2012 included a $7 million expense related to special payments to executives and certain employees of Telesat in connection with the cash distribution made to Telesat’s shareholders. Expense of refinancing for the three months ended June 30, 2012 results from the refinancing of Telesat’s 6% senior notes in May 2012. Deferred financing costs and redemption premiums on the previous senior notes were charged to expense as a result of the refinancing.

Telesat’s operating income increased by $15 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to expense related to the special payments to executives and certain employees of Telesat in connection with the cash distribution to shareholders in 2012, lower in-orbit insurance in 2013 and the revenue increase described above, partially offset by an increase in stock based compensation expense and higher revenue related expense in 2013. Foreign exchange rate changes had no significant net impact on the change in operating income for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of June 30, 2013 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of June 30, 2013, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of June 30, 2013, a five percent change in the value of the Canadian dollar against the U.S. dollar would have increased or decreased Telesat’s net income for the three months ended June 30, 2013 by approximately $146 million. This analysis assumes all other variables, in particular interest rates, remain constant.

The equity losses in XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of June 30, 2013, using the most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

During the three months ended June 30, 2013, we recorded a gain of $1.1 million related to the sale of our ownership interests in an affiliate with no carrying value.

Six Months Ended June 30, 2013 Compared With Six Months Ended June 30, 2012

The following compares our consolidated results for the six months ended June 30, 2013 and 2012 as presented in our financial statements (in millions):

General and Administrative Expenses

	Six Months Ended June 30,
	2013	2012
General and administrative expenses	$7.1	$8.9

General and administrative expenses decreased by $1.8 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to a $3.0 million reduction in compensation resulting from the restructuring of our corporate functions and $0.8 million of income earned from supplemental capacity on the ViaSat-1 satellite, partially offset by a $2.0 million increase in pension expense due to accelerated amortization as a result of the termination of our supplemental retirement plan.

Interest and Investment Income

	Six Months Ended June 30,
	2013	2012
Interest and investment income	$0.6	$0.9

Interest and investment income, which consists primarily of interest on our cash balance and notes receivable, decreased by $0.3 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to the reduction in the balance of notes receivable from Telesat in 2013, partially offset by the increase due to the interest on the Land Note in 2013.

Other Expense

Other expense of $0.4 million for the six months ended June 30, 2013 is primarily comprised of expenses related to the evaluation of strategic initiatives. Other expense of $0.6 million for the six months ended June 30, 2012 was comprised of $1.9 million of expenses related to the sale of SS/L, partially offset by a $1.3 million gain related to a foreign exchange forward contract to hedge the foreign exchange risk associated with the payment of the second tranche of the special cash distribution from Telesat that was received in July 2012.

Income Tax Provision

For the six months ended June 30, our income tax provision is summarized as follows: (i) for 2013, we recorded a current tax benefit of $6.3 million (which included a provision of $0.7 million to increase our liability for UTPs) and a deferred tax provision of $11.3 million (which included a benefit of $0.2 million for UTPs), resulting in a total provision of $5.0 million on a pre-tax loss of $6.9 million and (ii) for 2012, we recorded a current tax benefit of $0.6 million to decrease our liability for UTPs and a deferred tax benefit of $1.9 million, resulting in a total benefit of $2.5 million on a pre-tax loss of $8.7 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax loss for the six months ended June 30, 2013 and 2012 (before adjusting for certain tax items that are discrete to each period). The income tax provision includes our tax expense on equity in net income (loss) of affiliates, although equity in net income (loss) of affiliates is shown below the line for income tax provision on the condensed consolidated statements of operations. For 2013, the impact of taxes provided on our projected equity in net income of Telesat for the full year relative to the projected pre-tax loss from continuing operations caused our expected effective annual tax rate (projected provision for the full year as a percentage of our projected pre-tax loss for the full year) to be negative 86% thereby increasing our deferred tax provision by approximately $9.1 million. For 2012, our expected effective annual tax rate was positive 39%, which was applied against the pre-tax loss of $8.7 million (the effect of our projected equity in net income (loss) of Telesat was minimal).

The income tax provision for the six months ended June 30, 2013 included a discrete tax benefit of $1.4 million related to other equity in net income (loss) of affiliates of $3.7 million (see Note 7 to the financial statements). For the six months ended June 30, 2012, we increased our deferred tax provision by $1.5 million to establish an additional valuation allowance against our net deferred tax assets after having determined, based on all available evidence, that at that time it was more likely than not that we would not realize the benefit from that portion of our deferred tax assets in the future.

Subsequent to the Sale, to the extent that Loral’s profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent the federal net operating losses from expiring and realize the benefit of all the remaining deferred tax assets.

Loral is projecting a tax loss for 2013 which will be available as a carryback benefit against the taxes previously paid for 2012. As of June 30, 2013, taxes receivable of $13.3 million have been recorded on the condensed consolidated balance sheet for this benefit.

Equity in Net Income (Loss) of Affiliates

	Six Months Ended June 30,
	2013	2012
Telesat	$—	$(1.5)
XTAR, LLC	(3.5)	(3.0)
Other	(3.7)	—
	$(7.2)	$(4.5)

As of June 30, 2013 and December 31, 2012, we held a 62.8% economic interest in Telesat. Our economic interest decreased from 64% to 62.8% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares.

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in special cash distributions to Loral of CAD 375 million ($376 million) in the first quarter of 2012 and CAD 45 million ($44 million) in July 2012 (see Note 7 to the financial statements). As of June 30, 2013 and December 31, 2012, the special cash distributions received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment by approximately $18 million and $7 million, respectively. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of June 30, 2013 and December 31, 2012, and we will not record equity in comprehensive income of Telesat until our share of Telesat’s future comprehensive income exceeds $18 million.

The following is a reconciliation of the changes in our investment in Telesat for the six months ended June 30, 2013 (in millions):

Six Months Ended June 30, 2013
Ending balance, December 31, 2012	$—
Equity in net loss of Telesat	(8.5)
Proportionate share of Telesat other comprehensive loss	(0.3)
Eliminations of affiliate transactions and related amortization	(1.5)
Additional unrecognized loss for the six months ended June 30, 2013	10.3
Ending balance, June 30, 2013	$—

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the six months ended June 30, 2013 and 2012 follows (in millions):

	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	433.2	398.2	427.5	395.9
Operating expenses	(95.6)	(136.7)	(94.3)	(135.9)
Depreciation, amortization and stock-based compensation	(122.3)	(122.2)	(120.7)	(121.5)
Loss on disposition of long lived asset	(1.6)	(0.1)	(1.5)	(0.1)
Operating income	213.7	139.2	211.0	138.4
Interest expense	(112.2)	(113.9)	(110.7)	(113.3)
Expense of refinancing	(20.2)	(79.9)	(20.0)	(79.4)
Foreign exchange (losses) gains	(171.0)	6.3	(168.7)	6.3
Gains (losses) on financial instruments	97.9	(0.7)	96.6	(0.7)
Other income	11.0	1.0	10.8	1.0
Income tax provision	(27.3)	(4.3)	(27.0)	(4.3)
Net loss	(8.1)	(52.3)	(8.0)	(52.0)
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.0135	1.0058

	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	238.7	287.3	226.9	289.6
Total assets	5,161.9	5,300.1	4,907.4	5,342.3
Current liabilities	278.8	235.8	265.1	237.7
Long-term debt, including current portion	3,411.9	3,492.1	3,243.7	3,519.9
Total liabilities	4,607.2	4,733.3	4,380.0	4,771.0
Shareholders’ equity	554.7	566.8	527.4	571.3
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.0519	0.9921

Telesat’s revenue increased by $32 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due primarily to revenue on the Nimiq 6 and Anik G1 satellites which entered commercial service in June 2012 and May 2013, respectively, and increased enterprise services revenues from higher equipment sales and growth in international activities. These increases were partially offset by decreases in revenue with respect to the Nimiq 1 satellite, which was returned by Telesat’s customer in the fourth quarter of 2012, and the Nimiq 2 satellite, which has continued to suffer solar array circuit failures thereby decreasing the number of available transponders and revenue associated with the satellite. Telesat’s revenue excluding foreign exchange impact would have increased $33 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Telesat’s operating expense for the six months ended June 30, 2012 included a $44 million expense related to special payments to executives and certain employees of Telesat in connection with the cash distribution made to Telesat’s shareholders. Expense of refinancing for the six months ended June 30, 2012 results from Telesat entering into a new credit agreement in March 2012 and the refinancing of Telesat’s 6% senior notes in May 2012. Deferred financing costs on the previous credit facilities and deferred financing costs and redemption premiums on the previous senior notes were charged to expense as a result of these refinancings.

Telesat’s operating income increased by $73 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to the expense related to the special payments to executives and certain employees of Telesat in connection with the cash distribution to shareholders in 2012, non-recurring cost associated with a payment made to independent directors in 2012, lower in-orbit insurance in 2013 and the revenue increase described above, partially offset by an increase in stock-based compensation and higher costs related to equipment sales in 2013. Foreign exchange rate changes had no significant net impact on the change in operating income for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Expense of refinancing for the six months ended June 30, 2013 primarily represents the premium paid and the write-off of deferred financing costs related to the redemption of Telesat’s 12.5% senior subordinated notes.

The equity losses in XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of June 30, 2013, using the most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

For the six months ended June 30, 2013, we recorded a loss contingency of $4.8 million for an indemnification of pre-closing liabilities related to our sale of Globalstar do Brasil S.A. in 2008. We also recorded a gain of $1.1 million related to the sale of our ownership interests in an affiliate with no carrying value.

Backlog

Telesat’s backlog as of June 30, 2013 and December 31, 2012 was $4.7 billion and $5.2 billion, respectively.

The decrease in Telesat’s backlog as of June 30, 2013 compared with December 31, 2012 was the result of exchange rate changes and the realization of a portion of previous backlog as revenues, partially offset by additional bookings.

Liquidity and Capital Resources

Loral

As of June 30, 2013, Loral’s principal asset is a 62.8% economic interest in Telesat. In addition, we have a 56% economic interest in XTAR and a note receivable of $101 million related to the Sale. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting.

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

Cash and Available Credit

At June 30, 2013, Loral had $30 million of cash and cash equivalents, the Land Note of $101 million and no debt. The Company’s cash and cash equivalents decreased by $57 million from December 31, 2012. The cash decrease during the first six months of 2013 consisted primarily of a payment of $35 million for income taxes on the gain related to the Sale, $9 million of withholding taxes paid related to stock-based compensation, a $4 million indemnification payment to Globalstar do Brasil, $3 million of severance payments and $3 million of corporate expenses. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used In Operating Activities,” “Net Cash Provided By Investing Activities,” and “Net Cash Used In Financing Activities.”

The Company did not have a credit facility as of June 30, 2013.

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

We currently invest cash in several liquid Prime AAA money market funds. The dispersion across funds reduces the exposure of a default at one fund.

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

We expect that our major cash outlays for the next 12 months will be payments under our supplemental retirement plan of $18 million including the final lump sum distribution resulting from termination of the plan. Other cash outlays will include employee benefit programs, ViaSat litigation costs and general corporate expenses. We expect the Sale will enable us to reduce the annual run rate of corporate expenses, after a transition period, to approximately $6 million, excluding costs related to the SS/L transaction and net of consulting fees from Telesat of $5 million per year. We are also considering an additional contribution to our qualified pension plan to reduce the unfunded obligation. Offsetting these expenditures will be the income sharing arrangement for certain Canadian transponders on the ViaSat-1 satellite, reimbursement of ViaSat litigation costs from SS/L under the terms of the Purchase Agreement, as amended and receipt of $67.3 million from MDA in March 2014 under the Land Note.

Risks to Cash Flow

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; (2) certain litigation costs and litigation damages relating to the ViaSat lawsuit, subject to certain sharing formulas and caps; and (3) certain breaches of representations, warranties and covenants, subject to certain limitations on survival of claims, deductibles and caps. In March 2013, we and MDA agreed, among other things, to modify SS/L’s capped cost-sharing obligations. To date, other than with respect to sharing of litigation costs (see below), MDA has submitted one claim for indemnification, which relates to pre-closing taxes. The amount of this claim has not yet been determined. We intend to vigorously contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations. Our condensed consolidated balance sheets include liabilities of $16.8 million and $16.5 million as of June 30, 2013 and December 31, 2012, respectively, representing the estimated fair value of all potential indemnification liabilities relating to the Sale.

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

In May 2013, the court denied without prejudice ViaSat’s renewed motion for summary judgment seeking an order declaring that the claims in two of SS/L’s patents are invalid. Also, in May 2013, the court granted in part and denied in part the motion filed by SS/L and Loral seeking an order declaring that three of the claims in one of ViaSat’s patents are invalid as indefinite or, in the alternative, summary judgment of non-infringement of such claims, holding that one of such claims in the patent was invalid.

In August 2013, SS/L and Loral filed a motion for summary judgment seeking an order that certain claims in one of ViaSat’s patents are invalid for being indefinite.

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

Telesat

Cash and Available Credit

As of June 30, 2013, Telesat had CAD 131 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving facility. Telesat believes that cash and short-term investments as of June 30, 2013, cash flow from operating activities and drawings on the available lines of credit under the Telesat credit facility will be adequate to meet its expected cash requirements for at least the next 12 months for activities in the normal course of business, including interest and required principal payments on debt.

Cash Flows from Operating Activities

Cash generated from operating activities for the six months ended June 30, 2013, was CAD 253 million, a CAD 101 million increase over the same period in the prior year. The increase was primarily due to special payments made in the prior year to executives and certain employees of Telesat in connection with the cash distribution made to Telesat’s shareholders, improved working capital, an increase in revenue earned from Telesat’s Nimiq 6 and Anik G1 satellites, higher equipment sales, growth in Telesat’s international enterprise activities and lower interest expense. These increases were partially offset by lower customer prepayments on future satellite services.

Cash Flows used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2013 was CAD 38 million. This consisted primarily of cash outflows related to capital expenditures of CAD 34 million for the launch of Anik G1 in April 2013, and CAD 5 million for other equipment.

Cash Flows used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2013, was CAD 266 million. This was primarily the result of the redemption of Telesat’s 12.5% senior subordinated notes and the associated premiums paid for early redemption. Other financing activities included mandatory repayments made on its term loan A and term loan B credit facilities, debt issue costs relating to the re-pricing and amendment of its credit agreement on April 2, 2013, and satellite performance incentive payments.

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

Debt

Telesat’s debt as of June 30, 2013 and December 31, 2012 was as follows:

	Maturity	Currency	June 30, 2013	December 31, 2012
			(In CAD millions)
Senior Credit Facilities:
Revolving credit facility	March 28,2017	CAD or USD equivalent	—	—
Term Loan A	March 28,2017	CAD	487	500
Term Loan B - U.S. facility	March 28,2019	USD	1,832	1,703
Term Loan B - Canadian facility	March 28,2019	CAD	140	174
6.0% Senior notes	May 15, 2017	USD	947	893
12.5% Senior subordinated notes	November 1, 2017	USD	—	215
			3,406	3,485
Less:deferred financing costs, interest rate floors and prepayment options			(75)	(78)
			3,331	3,407
Current portion			(45)	(32)
Long term portion			3,286	3,375

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

On April 2, 2013, Telesat amended its senior secured credit facilities which converted CAD 34 million from Canadian to U.S. dollars and decreased the interest rate on the Canadian term loan B facility and the U.S. term loan B facility by 0.50%. The amendment also decreased the interest rate floors on the debt to 0.75% and 1.00% for the U.S. term loan B facility and Canadian term loan B facility, respectively. The permitted leverage ratio to incur the first lien debt is now 4.25:1.00 which represents a change from the prior 4.00:1.00 senior secured leverage ratio test in the credit agreement.

On May 1, 2013, Telesat redeemed all outstanding 12.5% senior subordinated notes at a price equal to 106.25% of the principal amount from cash on-hand.

As of June 30, 2013, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its 6.0% senior notes.

Debt Service Cost

An estimate of the interest expense on the facilities is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Telesat senior secured credit facilities and the senior notes. Telesat’s estimated interest expense for the year ended December 31, 2013 is approximately CAD 205 million.

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

At June 30, 2013, Telesat had a series of five interest rate swaps to fix interest on CAD 1.5 billion of Canadian dollar denominated debt at a weighted average fixed rate of 2.63% (excluding applicable margins) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margins) on CAD 300 million of U.S. dollar denominated debt. These contracts mature between October 31, 2014 and September 30, 2016.

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

Statement of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operations was $55 million for the six months ended June 30, 2013.

Net cash used in operating activities by continuing operations was $16 million for the six months ended June 30, 2013, consisting primarily of an increase in income taxes receivable of $13 million, a $7 million decrease in accrued expenses and other current liabilities of which $4 million relates to payment of a Globalstar do Brasil indemnification liability and a $1 million decrease in pension and other postretirement liabilities, partially offset by $3 million from the loss from continuing operations adjusted for non-cash operating items and a $2 million decrease in other current assets and other assets.

Net cash used in operating activities by discontinued operations was $39 million for the three months ended June 30, 2013, consisting primarily of income tax payments of $35 million relating to the gain on the Sale and payment of $3 million of indemnification liabilities related to the Sale.

Net cash used by operations was $52 million for the six months ended June 30, 2012.

Loss from continuing operations adjusted for non-cash items used $9 million. Changes in operating assets and liabilities of continuing operations used $5 million.

Net cash used in operating activities by discontinued operations was $38 million for the six months ended June 30, 2012.

Net Cash Provided by Investing Activities

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2012 was $1 million relating to the proceeds from the sale of our ownership interests in an affiliate.

Net cash provided by investing activities for the six months ended June 30, 2012 was $292 million.

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2012 was $376 million relating to a special cash distribution by Telesat.

Net cash used in investing activities by discontinued operations was $84 million for the three months ended June 30, 2012.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 was $3 million which includes funding of $9 million of withholding taxes relating to stock-based compensation, partially offset by $6 million of excess tax benefits associated with stock-based compensation.

Net cash used in financing activities for the six months ended June 30, 2012 was $382 million primarily due to payment of a special dividend of $418 million to common shareholders and funding of withholding taxes of $6 million on employee cashless stock option exercises. Discontinued operations provided $40 million of cash from borrowings under the SS/L revolving credit facility.

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

Interest

During the second quarter of 2013, cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

Although Loral has no derivative instruments at June 30, 2013, we have used derivative instruments in the past. If derivative instruments are used in the future, the Company would be exposed to the risk that counterparties to derivative contracts would fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

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

Telesat’s main currency exposures as of June 30, 2013 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing.

Approximately 47% of Telesat’s revenue and a substantial portion of its expenses, indebtedness and capital expenditures are denominated in U.S. dollars for the six months ended June 30, 2013. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of June 30, 2013, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $146 million. This analysis assumes that all other variables, in particular, interest rates, remain constant.

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

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Date: August 8, 2013

EXHIBIT INDEX

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

