Form 10-Q
period 2013-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2013-11-12
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐ No ☑

As of October 31, 2013, 21,414,212 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2013

PART 1.

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$23,997	$87,370
Notes receivable	67,333	34,917
Income taxes receivable	11,577	571
Deferred tax assets	12,377	4,165
Other current assets	767	2,084
Total current assets	116,051	129,107
Property and equipment, net	92	42
Long-term receivables	33,667	67,333
Income taxes receivable	8,321	—
Investments in affiliates	91,565	62,517
Long-term deferred tax assets	93,468	117,381
Other assets	2,612	2,612
Total assets	$345,776	$378,992

LIABILITIES AND EQUITY
Current liabilities:
Accrued employment costs	$2,200	$4,922
Income taxes payable	—	34,505
Other current liabilities	26,446	32,089
Total current liabilities	28,646	71,516
Pension and other postretirement liabilities	24,103	25,174
Long-term liabilities	97,620	95,841
Total liabilities	150,369	192,531
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares	—	—
issued and outstanding
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized,
21,568,706 and 21,416,834 issued	216	214
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized
9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,579	1,027,266
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(779,886)	(794,128)
Accumulated other comprehensive loss	(35,005)	(37,394)
Total equity	195,407	186,461
Total liabilities and equity	$345,776	$378,992

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General and administrative expenses	$(3,452)	$(10,316)	$(10,559)	$(19,191)
Operating loss	(3,452)	(10,316)	(10,559)	(19,191)
Interest and investment income	307	423	939	1,313
Interest expense	(5)	(30)	(13)	(87)
Other expense	(215)	(2,875)	(586)	(3,498)
Loss from continuing operations before income taxes and equity in net income of affiliates	(3,365)	(12,798)	(10,219)	(21,463)
Income tax benefit	7,589	36,616	2,604	39,157
Income (loss) from continuing operations before equity in net income of affiliates	4,224	23,818	(7,615)	17,694
Equity in net income of affiliates	33,358	41,586	26,209	37,102
Income from continuing operations	37,582	65,404	18,594	54,796
(Loss) income from discontinued operations, net of tax	(1,987)	4,271	(4,352)	17,716
Net income	35,595	69,675	14,242	72,512
Net loss attributable to noncontrolling interest	—	214	—	230
Net income attributable to Loral common shareholders	35,595	69,889	14,242	72,742
Other comprehensive income, net of tax	526	2,285	2,389	7,496
Comprehensive income attributable to Loral common shareholders	$36,121	$72,174	$16,631	$80,238

Net income per share attributable to Loral common shareholders:
Basic
Income from continuing operations	$1.22	$2.13	$0.60	$1.79
(Loss) income from discontinued operations, net of tax	(0.06)	0.14	(0.14)	0.58
Net income	$1.16	$2.27	$0.46	$2.37
Diluted
Income from continuing operations	$1.19	$2.05	$0.58	$1.76
(Loss) income from discontinued operations, net of tax	(0.06)	0.14	(0.14)	0.58
Net income	$1.13	$2.19	$0.44	$2.34
Weighted average common shares outstanding:
Basic	30,920	30,745	30,827	30,684
Diluted	31,004	30,997	30,997	30,980

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock		Retained	Accumulated	Shareholders'
	Voting		Non-Voting			Voting		Earnings	Other	Equity
	Shares		Shares		Paid-In			(Accumulated	Comprehensive	Attributable to	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit)	Loss	Loral	Interest	Equity
Balance, January 1, 2012	21,230	$212	9,506	$95	$1,014,724	136	$(8,400)	$94,303	$(154,475)	$946,459	$1,126	$947,585
Net income (loss)								421,322			(231)
Other comprehensive income									117,081
Comprehensive income										538,403		538,172
Elimination of noncontrolling interest resulting from the Sale											(895)	(895)
Common dividends declared ($13.60 per share)								(417,606)		(417,606)		(417,606)
Special distribution declared ($29.00 per share)								(892,147)		(892,147)		(892,147)
Exercise of stock options	169	2			1,633					1,635		1,635
Shares surrendered to fund withholding taxes	18				(6,992)					(6,992)		(6,992)
Tax benefit associated with stock-based compensation					16,919					16,919		16,919
Stock-based compensation					1,151					1,151		1,151
Cash settlement of restricted stock units					(169)					(169)		(169)
Voting common stock repurchased						18	(1,192)			(1,192)		(1,192)
Balance, December 31, 2012	21,417	214	9,506	95	1,027,266	154	(9,592)	(794,128)	(37,394)	186,461	—	186,461
Net income								14,242
Other comprehensive income									2,389
Comprehensive income										16,631		16,631
Exercise of restricted stock units	175	2			(2)					—		—
Equitable adjustment to restricted stock units for dividends and distributions	120	1			(1)					—		—
Shares surrendered to fund withholding taxes	(143)	(1)			(8,896)					(8,897)		(8,897)
Tax benefit associated with stock-based compensation					795					795		795
Stock-based compensation					417					417		417
Balance, September 30, 2013	21,569	$216	9,506	$95	$1,019,579	154	$(9,592)	$(779,886)	$(35,005)	$195,407	$—	$195,407

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$14,242	$72,512
Loss (income) from discontinued operations, net of tax	4,352	(17,716)
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating items (Note 2)	(4,953)	(22,309)
Changes in operating assets and liabilities:
Long-term receivables	—	(3,253)
Other current assets and other assets	1,812	1,842
Accrued expenses and other current liabilities	(6,648)	4,462
Income taxes receivable and payable	(18,711)	(383)
Pension and other postretirement liabilities	(1,695)	(1,528)
Long-term liabilities	(1,702)	(54,186)
Net cash used in operating activities – continuing operations	(13,303)	(20,559)
Net cash used in operating activities – discontinued operations	(43,060)	(11,726)
Net cash used in operating activities	(56,363)	(32,285)
Investing activities:
Distributions received from affiliate	—	420,199
Proceeds from sale of investments, net	1,150	1,316
Capital expenditures	(58)	—
Net cash provided by investing activities – continuing operations	1,092	421,515
Net cash used in investing activities – discontinued operations	—	(98,520)
Net cash provided by investing activities	1,092	322,995
Financing activities:
Cash dividend paid	—	(417,606)
Voting common stock repurchased	—	(1,664)
Proceeds from the exercise of stock options	—	1,635
Cash settlement of restricted stock units	—	(169)
Funding of withholding taxes for stock-based compensation	(8,897)	(6,301)
Excess tax benefit associated with stock-based compensation	795	—
Net cash used in financing activities – continuing operations	(8,102)	(424,105)
Net cash provided by financing activities – discontinued operations	—	—
Net cash used in financing activities	(8,102)	(424,105)
Decrease in cash and cash equivalents	(63,373)	(133,395)
Cash and cash equivalents — beginning of period	87,370	197,114
Cash and cash equivalents — continuing and discontinued operations — end of period	23,997	63,719
Cash and cash equivalents — discontinued operations — end of period	—	(9,787)
Cash and cash equivalents — end of period	$23,997	$53,932

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

Under the terms of the Purchase Agreement, Loral is obligated to indemnify SS/L for certain litigation costs and litigation damages, subject to certain capped cost-sharing by SS/L, and has retained control of the defense of the lawsuit against SS/L and Loral by ViaSat, Inc. (“ViaSat”) as well as SS/L’s counterclaims against ViaSat in that lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for certain litigation costs and litigation damages is subject to a dollar cap. In addition, Loral is obligated to indemnify SS/L from liabilities with respect to certain pre-closing taxes.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Significant estimates include the fair value of stock-based compensation, the realization of deferred tax assets, uncertain tax positions, our pension liabilities and the fair value of indemnification liabilities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$20,513	$—	$—	$86,820	$—	$—
Note receivable
Land Note	$—	$—	$101,000	$—	$—	$101,000
Liabilities
Indemnifications
Sale of SS/L	$—	$—	$16,000	$—	$—	$16,528
Globalstar do Brasil S.A.	$—	$—	$1,800	$—	$—	$1,510

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Land Note approximates fair value because the stated interest rate is consistent with current market rates. The fair value of indemnifications related to the sale of SS/L was estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. The fair value of indemnifications related to Globalstar do Brasil S.A. was estimated using expected value analysis. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of September 30, 2013.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against available deferred tax assets for losses and other carryforward benefits that would be available to offset the liability for uncertain tax positions rather than presenting the UTB on a gross basis. The guidance, effective for the Company on January 1, 2014, will have no impact on our consolidated financial statements as the Company has already adopted this methodology.

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

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Non-cash operating items:
Equity in net income of affiliates	$(26,209)	$(37,102)
Deferred taxes	16,257	14,852
Depreciation and amortization	9	53
Stock-based compensation	417	804
Amortization of prior service credit and actuarial loss	4,573	508
Unrealized gain on nonqualified pension plan assets	—	(108)
Gain on foreign currency transactions and contracts	—	(1,316)
Net non-cash operating items-continuing operations	$(4,953)	$(22,309)
Non-cash operating items – discontinued operations	$—	$47,955
Non-cash investing activities:
Capital expenditures incurred not yet paid-discontinued operations	$—	$3,696
Supplemental information:
Interest paid – continuing operations	$13	$87
Interest paid – discontinued operations	$—	$1,517
Tax payments, net of refunds – continuing operations	$136	$86
Tax payments – discontinued operations	$35,118	$—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Discontinued Operations

As a result of the Sale (see Note 1), we have reclassified SS/L’s operations as discontinued operations in our consolidated financial statements for the three and nine months ended September 30, 2012.

Loss from discontinued operations for the three and nine months ended September 30, 2013 primarily comprises changes in the fair value of our indemnification liabilities related to the Sale, net of a $1.2 million and $2.7 million income tax benefit, respectively. The following is a summary of SS/L’s financial information included in income from discontinued operations for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$280,305	$861,395
Operating income	4,665	15,788
Income before income taxes	9,127	34,165
Income tax provision	(4,856)	(16,449)
Income from discontinued operations, net of tax	$4,271	$17,716

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

				Proportionate
				Share of	Accumulated
		Unrealized		Telesat Other	Other
		Gains (losses)	Postretirement	Comprehensive	Comprehensive
	Derivatives	on Investments	Benefits	Loss	Loss
Balance at January 1, 2012	$(1,306)	$580	$(132,695)	$(21,054)	$(154,475)

Other comprehensive (loss) income before reclassification	(415)	(120)	1,668	1,313	2,446
Amounts reclassified from accumulated other comprehensive income (loss)	1,721	(460)	113,374	—	114,635
Net current-period other comprehensive income (loss)	1,306	(580)	115,042	1,313	117,081
Balance at December 31, 2012	—	—	(17,653)	(19,741)	(37,394)

Other comprehensive loss before reclassification	—	—	(319)	(83)	(402)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,791 (a)	—	2,791
Net current-period other comprehensive income	—	—	2,472	(83)	2,389
Balance at September 30, 2013	$—	$—	$(15,181)	$(19,824)	$(35,005)

(a) Reclassification from postretirement benefits accumulated other comprehensive loss comprises $4.6 million included in general and administrative expenses and $1.8 million tax benefit thereon included in income tax benefit in our condensed consolidated statement of operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended September 30,
	2013			2012
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Postretirement Benefits:
Net actuarial loss and prior service credits	$(564)	$245	$(319)	$—	$—	$—
Amortization of prior service credits and net actuarial loss	1,559	(631)	928	2,012	(806)	1,206
Postretirement benefits	995	(386)	609	2,012	(806)	1,206

Proportionate share of Telesat Holdco other comprehensive (loss) gain	(127)	44	(83)	736	(292)	444

Derivatives:
Unrealized loss on foreign currency hedges	—	—	—	(213)	85	(128)
Less: reclassification adjustment for loss included in net income from discontinued operations	—	—	—	1,134	(453)	681
Net unrealized gain on derivatives	—	—	—	921	(368)	553

Unrealized gain on available-for-sale securities	—	—	—	138	(56)	82
Other comprehensive income	$868	$(342)	$526	$3,807	$(1,522)	$2,285

	Nine Months Ended September 30,
	2013			2012
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Postretirement Benefits:
Net actuarial loss and prior service credits	$(564)	$245	$(319)	$—	$—	$—
Amortization of prior service credits and net actuarial loss	4,573	(1,782)	2,791	6,036	(2,423)	3,613
Postretirement benefits	4,009	(1,537)	2,472	6,036	(2,423)	3,613

Proportionate share of Telesat Holdco other comprehensive (loss) income	(127)	44	(83)	775	(310)	465

Derivatives:
Unrealized loss on foreign currency hedges	—	—	—	(498)	200	(298)
Less: reclassification adjustment for loss included in net income from discontinued operations	—	—	—	6,290	(2,526)	3,764
Net unrealized gain on derivatives	—	—	—	5,792	(2,326)	3,466

Unrealized loss on available-for-sale securities	—	—	—	(79)	31	(48)
Other comprehensive income	$3,882	$(1,493)	$2,389	$12,524	$(5,028)	$7,496

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Receivables

Receivable balances related to the Land Note (see Note 1) and the Telesat consulting services fee (see Note 17) as of September 30, 2013 and December 31, 2012 are presented below (in thousands):

	September 30, 2013	December 31, 2012
Land Note receivable	$101,000	$101,000
Telesat notes receivable for consulting services	—	1,250
	101,000	102,250
Less: current portion	(67,333)	(34,917)
Long-term receivables	$33,667	$67,333

As a result of the amendment to the Purchase Agreement on March 28, 2013, principal payments under the Land Note are scheduled to be received as follows: $67.3 million on March 31, 2014 and $33.7 million on March 31, 2015. Interest on the Land Note ranges between one and one and one half percent per annum and is payable quarterly.

See Note 17 for the terms of the Telesat notes receivable for consulting services.

6.	Property and Equipment

Property and equipment consists of (in thousands):

	September 30, 2013	December 31, 2012
Leasehold improvements	$55	$1,913
Equipment	516	555
Furniture and fixtures	74	73
	645	2,541
Accumulated depreciation and amortization	(553)	(2,499)
	$92	$42

7. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	September 30, 2013	December 31, 2012
Telesat Holdings Inc.	$34,116	$—
XTAR, LLC	57,449	62,517
	$91,565	$62,517

Our investment in Telesat Holdco was reduced to zero as of December 31, 2012, as discussed below.

Equity in net income of affiliates consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Telesat Holdings Inc.	$34,242	$43,654	$34,242	$42,179
XTAR, LLC	(1,569)	(2,068)	(5,068)	(5,077)
Other	685	—	(2,965)	—
	$33,358	$41,586	$26,209	$37,102

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The condensed consolidated statements of operations for the three and nine months ended September 30, 2012 reflect the effects of the following amounts related to SS/L’s transactions with our affiliates (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues included in income from discontinued operations	$9,363	$55,946
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(2,438)	(16,463)
Profits included in income from discontinued operations relating to affiliate transactions not eliminated	1,371	9,260

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

Telesat

As of December 31, 2012 and September 30, 2013, we held a 62.8% economic interest in Telesat. Our economic interest decreased from 64% to 62.8% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares.

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

As of December 31, 2012, the special cash distributions received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment by $7.4 million. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of December 31, 2012. For the three and nine months ended September 30, 2013, we reduced our equity in net income of Telesat by the excess special cash distribution of $7.4 million.

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

On May 1, 2013, Telesat redeemed its 12.5% senior subordinated notes due November 1, 2017 at a price of 106.25% of the principal amount of the senior subordinated notes. Expense of refinancing for the nine months ended September 30, 2013 primarily represents the premium paid and the write-off of deferred financing costs related to this note redemption.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Under Telesat’s credit agreement and the indenture for Telesat’s 6% senior notes, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the 6% senior note indenture and credit agreement, Telesat is generally permitted to pay consulting fees to Loral in cash.  Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three month periods ended September 30, 2013 and 2012 and $3.8 million for each of the nine months period ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, Loral received payments in cash from Telesat of $5.1 million and $1.6 million, respectively, for consulting fees and interest. The payments received by Loral from Telesat for the nine months ended September 30, 2013 included redemption of $1.3 million of notes receivable. These amounts were not allowed to be paid as of December 31, 2012 because Telesat did not meet the leverage ratio required for payment under the indenture for its 12.5% senior subordinated notes due November 1, 2017.

The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities is proportionately eliminated in determining our share of the net income or losses of Telesat. Our equity in the net income or loss of Telesat also reflects the elimination of our profit, to the extent of our economic interest, on satellites we constructed for Telesat while we owned SS/L.

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statement of Operations Data:
Revenues	$226,907	$220,361	$654,413	$616,236
Operating expenses	(45,736)	(50,372)	(140,068)	(186,319)
Depreciation, amortization and stock-based compensation	(62,946)	(65,291)	(183,609)	(186,788)
Loss on disposition of long lived asset	(15)	(53)	(1,557)	(129)
Operating income	118,210	104,645	329,179	243,000
Interest expense	(49,831)	(59,020)	(160,603)	(172,302)
Expense of refinancing	—	(270)	(19,763)	(79,673)
Foreign exchange gains (losses)	58,171	94,424	(110,558)	100,736
(Losses) gains on financial instruments	(25,471)	(40,900)	71,137	(41,555)
Other income	420	179	11,055	1,144
Income tax provision	(18,485)	(14,333)	(45,478)	(18,652)
Net income	83,014	84,725	74,969	32,698

	September 30, 2013	December 31, 2012
Balance Sheet Data:
Current assets	$324,416	$289,614
Total assets	5,060,765	5,342,313
Current liabilities	308,258	237,739
Long-term debt, including current portion	3,244,624	3,519,872
Total liabilities	4,436,822	4,770,966
Shareholders’ equity	623,943	571,347

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. We have performed an impairment test for our investment in XTAR as of September 30, 2013, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $25 million in 2013, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through September 30, 2013 were $22.9 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 17). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statement of Operations Data:
Revenues	$8,406	$7,613	$24,856	$22,285
Operating expenses	(8,188)	(8,239)	(25,050)	(24,842)
Depreciation and amortization	(2,310)	(2,345)	(6,930)	(7,095)
Operating loss	(2,092)	(2,971)	(7,124)	(9,652)
Net loss	(2,913)	(3,804)	(9,382)	(12,047)

	September 30, 2013	December 31, 2012
Balance Sheet Data:
Current assets	$5,317	$7,838
Total assets	65,354	74,721
Current liabilities	20,797	18,894
Total liabilities	55,967	55,953
Members’ equity	9,387	18,768

In the notes to condensed consolidated financial statements for periods prior to June 30, 2013, XTAR’s liability to Hisdesat of $27.4 million for Catch Up Payments as of December 31, 2012 was included in current liabilities. In the XTAR summary financial data above, the liability for Catch Up payments was reflected as a long-term liability because the amount is payable over 12 years. This change had no effect on the Loral condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency of $4.8 million in the first quarter of 2013 for such liability and made a payment of $3.7 million against that liability in the second quarter of 2013. During the third quarter of 2013, we reversed $0.9 million of the remaining liability for this matter, primarily due to a favorable court decision.

During the second quarter of 2013 the Company received net cash proceeds of $1.1 million related to the sale of its ownership interests in an affiliate with no carrying value. The gain on sale is included in equity in net income of affiliates.

As of September 30, 2013 and December 31, 2012, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

8. Other Current Liabilities

Other current liabilities consists of (in thousands):

	September 30, 2013	December 31, 2012
Pension and other postretirement liabilities	$18,097	$18,157
Indemnification liabilities (see Note 16)	4,315	5,835
Deferred tax liability	983	3,663
Other	3,051	4,434
	$26,446	$32,089

9. Income Taxes

The following summarizes our income tax benefit on income from continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total current income tax benefit	$12,561	$53,378	$18,861	$54,009
Total deferred income tax provision	(4,972)	(16,762)	(16,257)	(14,852)
Income tax benefit	$7,589	$36,616	$2,604	$39,157

Loral requested a tax refund in its income tax returns filed for 2012 and is projecting a tax loss for 2013 which will be available as a carryback benefit against taxes previously paid. As of September 30, 2013, income taxes receivable of $19.9 million have been recorded on the condensed consolidated balance sheet for these benefits. Subsequent to the Sale, to the extent that Loral’s profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, the Company would generate sufficient taxable income from the appreciated value of its Telesat investment, which currently has a nominal tax basis, in order to prevent its federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax benefit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current benefit for UTPs	$1,751	$53,083	$1,080	$53,713
Deferred provision for UTPs	(309)	(6,122)	(68)	(6,110)
Tax benefit for UTPs	$1,442	$46,961	$1,012	$47,603

As of September 30, 2013, we had UTBs relating to UTPs of $80.9 million. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L from liabilities with respect to certain taxes related to periods prior to the closing of the transaction. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of September 30, 2013, we have accrued approximately $3.5 million and $9.2 million for the payment of potential tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for UTPs, no assurance can be provided that we would ultimately prevail. During the next 12 months, the statute of limitations for assessment of additional tax will expire with regard to UTPs related to our federal income tax return filed for 2010 and certain state income tax returns filed for 2007 through 2010 potentially resulting in a $1.0 million reduction to our UTBs.

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Nine Months Ended September 30,
	2013	2012
Liabilities for UTPs:
Opening balance — January 1	$80,732	$139,916
Current provision (benefit) for:
Unrecognized tax benefits	(636)	(587)
Potential additional interest	1,164	4,632
Potential penalty adjustment	(249)	(374)
Statute expirations	(1,361)	(54,690)
Ending balance — September 30	$79,650	$88,897

As of September 30, 2013, if our positions are sustained by the taxing authorities, approximately $36.9 million of the benefits will increase the Company’s income tax benefit from continuing operations. Other than as described above, there were no significant changes to our UTPs during the nine months ended September 30, 2013 and 2012, and we do not anticipate any other significant changes to our UTBs during the next twelve months.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Long Term Liabilities

Long term liabilities consists of (in thousands):

	September 30, 2013	December 31, 2012
Indemnification liabilities (see Note 16)	$13,485	$12,204
Liabilities for uncertain tax positions	79,650	80,732
Other	4,485	2,905
	$97,620	$95,841

11. Equity

In June 2013, the Company settled 175,000 restricted stock units (“RSUs”) granted in 2009, 2010 and 2011 to Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. In connection with this settlement, the Company issued 91,204 shares of its voting common stock, net of 83,796 shares to satisfy withholding taxes, to Mr. Targoff. The grant date fair value of these RSUs was previously recorded as stock-based compensation as the RSUs vested, and the stock issuance had no effect on our condensed consolidated financial statements.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Stock-Based Compensation

As of September 30, 2013, there were 1,319,533 shares of Loral common stock available for future grant under the Company’s Amended and Restated 2005 Stock Incentive Plan. This number of common shares available would be reduced if Loral RSUs or SS/L phantom stock appreciation rights (“SS/L Phantom SARs”) are settled in Loral common stock.

The fair value of SS/L Phantom SARs related to Loral employees is included as a liability in our consolidated balance sheets. The payout liability reflects the increase in SS/L’s notional stock price over the base price multiplied by the number of SS/L Phantom SARs vested on the applicable vesting date, subject to adjustment. The notional stock price of SS/L was frozen as of December 31, 2011, in connection with the Sale. As of September 30, 2013 and December 31, 2012, the amount of the liability in our consolidated balance sheet related to the SS/L Phantom SARs was $0.5 million and $1.0 million, respectively. During the nine months ended September 30, 2013 and 2012, cash payments of $0.5 million and $2.0 million, respectively, for continuing operations were made related to SS/L Phantom SARs.

Total stock-based compensation included in income from continuing operations was nil and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $0.5 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

13. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.0%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations — basic	$37,582	$65,404	$18,594	$54,796
Less: Adjustment for dilutive effect of Telesat stock options	(675)	(1,890)	(544)	(207)
Income from continuing operations — diluted	$36,907	$63,514	$18,050	$54,589

Basic income per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Common and potential common shares outstanding for diluted earnings per share:
Weighted average common shares outstanding	30,920	30,745	30,827	30,684
Stock options	—	30	—	76
Unvested restricted stock units	84	220	170	218
Unvested restricted stock	—	2	—	2
Common shares outstanding for diluted earnings per share	31,004	30,997	30,997	30,980

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Pensions and Other Employee Benefit Plans

The following table provides the components of net periodic cost included in income from continuing operations for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Pension Benefits Three Months Ended September 30,		Other Benefits Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$78	$200	$(2)	$2
Interest cost	461	622	29	11
Expected return on plan assets	(415)	(364)	—	—
Amortization of net actuarial loss	1,509	173	31	2
Amortization of prior service credits	—	—	19	(6)
Curtailment	—	—	78	—
Net periodic cost	$1,633	$631	$155	$9

	Pension Benefits Nine Months Ended September 30,		Other Benefits Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$234	$600	$2	$6
Interest cost	1,382	1,866	49	33
Expected return on plan assets	(1,244)	(1,092)	—	—
Amortization of net actuarial loss	4,527	519	39	6
Amortization of prior service credits	—	—	7	(18)
Curtailment	—	—	78	—
Net periodic cost	$4,899	$1,893	$175	$27

Expense for curtailment of other benefits was the result of the reduced number of employees at Loral’s headquarters in connection with Loral’s restructuring of its corporate functions (see Note 16).

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Termination of Supplemental Executive Retirement Plan (“SERP”)

In connection with the corporate office restructuring as a result of the Sale, on December 13, 2012, Loral’s Board of Directors approved termination of the SERP. The Company expects to make lump sum payments to the participants in the SERP between December 16, 2013 and December 31, 2013 in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. Other current liabilities as of September 30, 2013 and December 31, 2012 included approximately $18.0 million and $18.1 million, respectively, for future SERP payments based on benefits earned, including recurring monthly payments to December 2013 and lump sum payouts in December 2013. The lump sum payouts have been calculated based on plan provisions.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of September 30, 2013 and December 31, 2012.

Foreign Exchange Contracts

In March 2012, Telesat declared a special cash distribution denominated in Canadian dollars to be paid in two tranches (see Note 7). Loral entered into a foreign exchange forward contract to hedge foreign exchange risk associated with the payment of the second tranche in July 2012. This foreign exchange forward contract was not designated as a hedging instrument. Other expense for the three and nine months ended September 30, 2012 was net of a loss of $0.1 million and a gain of $1.3 million, respectively, related to this foreign exchange forward contract.

16. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; (2) certain litigation costs and litigation damages relating to the ViaSat lawsuit, subject to certain sharing formulas and caps; and (3) certain breaches of representations, warranties and covenants, subject to certain limitations on survival of claims, deductibles and caps. In March 2013, we and MDA agreed, among other things, to modify SS/L’s capped cost-sharing obligations. To date, other than with respect to sharing of litigation costs (see Legal Proceedings, below), MDA has submitted one claim for indemnification which relates to pre-closing taxes. The amount of this claim has not yet been determined. We intend vigorously to contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations. Our condensed consolidated balance sheets include liabilities of $16.0 million and $16.5 million as of September 30, 2013 and December 31, 2012, respectively, representing the estimated fair value of all potential indemnification liabilities relating to the Sale.

In connection with the Sale, Loral has restructured its corporate functions and has reduced the number of employees at its headquarters. In 2012, Loral charged approximately $11.8 million to general and administrative expenses, mainly for severance and related costs, and paid approximately $8.0 million. During the three and nine months ended September 30, 2013, Loral paid restructuring costs of approximately $0.3 million and $3.2 million, respectively, and at September 30, 2013, the liability recorded in the condensed consolidated balance sheet for the restructuring was $0.6 million which includes all expected future payments under the restructuring plan relating to the Sale.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency of $4.8 million in the first quarter of 2013 for such liability and made a payment of $3.7 million against that liability in the second quarter of 2013. During the third quarter of 2013, we reversed $0.9 million of the remaining liability for this matter, primarily due to a favorable court decision.

See Note 17 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.

Satellite Matters

During the launch of an SS/L-built satellite on June 1, 2012, the satellite’s south solar array was damaged, resulting in a reduction of power available to the satellite’s transponders. SS/L had total orbital receivables related to this satellite of $18.0 million, which represents the maximum possible loss from this anomaly, excluding the cost of the failure investigation. During the third quarter of 2012, SS/L recorded a charge of $6.5 million to reduce orbital receivables based on the estimated loss of power on the satellite. The write down of SS/L’s orbital receivables as a result of the anomaly also resulted in a $6.5 million payment in December 2012 by Loral to MDA pursuant to the Purchase Agreement relating to the Sale. Any additional reduction in orbital receivables for this satellite prior to November 2, 2013 would result in additional payment by Loral to MDA pursuant to the Purchase Agreement. We have not received notice of any such reduction.

Legal Proceedings

ViaSat

ViaSat has sued SS/L and Loral in the United States District Court for the Southern District of California. ViaSat’s amended complaint alleges, among other things, that SS/L and Loral directly and indirectly infringed, that SS/L and Loral induced infringement, and that SS/L contributed to the infringement of, certain ViaSat patents in connection with the manufacture of satellites by SS/L for customers other than ViaSat. The amended complaint also alleges that each of SS/L and Loral breached non-disclosure obligations in certain contracts with ViaSat. ViaSat’s amended complaint seeks, among other things, damages (including treble damages with respect to the patent infringement claims) in amounts to be determined at trial and to enjoin SS/L and Loral from further infringement of the ViaSat patents and breach of contract.

SS/L and Loral have answered ViaSat’s complaint and asserted defenses to ViaSat’s claims and counterclaims seeking a declaratory judgment that neither SS/L nor Loral has infringed and that they are not infringing the ViaSat patents, that ViaSat’s patents are invalid and that at least certain of ViaSat’s patents are unenforceable due to inequitable conduct. SS/L has also asserted counterclaims against ViaSat for patent infringement, breach of contract and correction of the inventorship of one of ViaSat’s patents and its assignment to SS/L, alleging, among other things, that ViaSat infringed certain SS/L patents in connection with its manufacture and sale of certain satellite communication products and services, that ViaSat misappropriated certain of SS/L’s proprietary information and that SS/L employees conceived or contributed to the conception of one of ViaSat’s patents. SS/L’s counterclaims seek, among other things, damages (including treble damages with respect to at least one of the patent infringement claims) in amounts to be determined at trial, to enjoin ViaSat from further infringement of the SS/L patents and further misappropriation of SS/L’s proprietary information and to correct the inventorship of one ViaSat’s patents and have it assigned to SS/L.

In August 2013, SS/L and Loral filed motions for summary judgment seeking orders that certain claims in one of ViaSat’s patents are invalid for being indefinite, to determine which of a number of different non-disclosure agreements applied to ViaSat’s breach of contract claims during relevant time periods and to establish the priority date for one of ViaSat’s patents. In September and October 2013, the court denied these motions finding that disputed issues of material fact were involved and, therefore, summary judgment was not appropriate.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2013, ViaSat filed a new complaint against SS/L in the United States District Court for the Southern District of California alleging, among other things, that SS/L directly infringed, and induced and encouraged infringement of, certain newly issued ViaSat patents not asserted in the original lawsuit in connection with the manufacture of satellites by SS/L for customers other than ViaSat. ViaSat’s new complaint seeks, among other things, damages (including treble damages) in amounts to be determined at trial and to enjoin SS/L from further infringement of the ViaSat patents. The complaint did not name Loral as a defendant. MDA has asserted that Loral is obligated to defend and indemnify SS/L with respect to the newly-brought litigation under the Purchase Agreement on the same terms and conditions as Loral’s defense and indemnification of SS/L in the existing pending litigation. Loral has rejected MDA’s assertion that it is obligated to defend and indemnify SS/L on the basis that the new lawsuit does not fall within its defense and indemnification obligations under the Purchase Agreement. SS/L is defending the new lawsuit. The parties have agreed, however, to defer determination of whether Loral is obligated to defend and indemnify SS/L for the new lawsuit until the earlier of judgment or settlement of either of the ViaSat actions and October 25, 2016. There can be no assurance that a dispute will not arise as to whether Loral is obligated to defend and indemnify SS/L for the new ViaSat lawsuit or if such a dispute were to arise that Loral would prevail.

Other Litigation

Other than the litigation with ViaSat discussed above, we are not currently subject to any other legal proceedings that, if decided adversely, could have a material adverse effect on our financial position or results of operations. In the future, however, we may become subject to other legal proceedings and claims, either asserted or unasserted, that may arise in the ordinary course of business.

17. Related Party Transactions

MHR Fund Management LLC

Mark H. Rachesky, managing principal of MHR Fund Management LLC (“MHR”), and Hal Goldstein, a former managing principal of MHR, are members of Loral’s board of directors. Sai S. Devabhaktuni, former managing principal of MHR, was a member of the Loral Board until his resignation in January 2012.

Various funds affiliated with MHR and Dr. Rachesky held, as of September 30, 2013 and December 31, 2012, approximately 38.0% and 38.3%, respectively, of the outstanding voting common stock and as of September 30, 2013 and December 31, 2012 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.1% and 57.4%, respectively.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the Shareholders Agreement, in the event that, except in certain limited circumstances, either (i) ownership or control, directly or indirectly, by Dr. Rachesky of Loral’s voting stock falls below certain levels other than in connection with an acquisition by a Strategic Competitor (as defined in the Shareholders Agreement) or (ii) there is a change in the composition of a majority of the members of the Loral Board of Directors over a consecutive two-year period, Loral will lose its veto rights relating to certain extraordinary actions by Telesat Holdco and its subsidiaries. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat Holdco, including a right to cause Telesat Holdco to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat Holdco, to cause the sale of Telesat Holdco and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value.

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

Information related to satellite construction contracts between SS/L and Telesat for the period when we owned SS/L is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenues (included in income from discontinued operations) from Telesat satellite construction contracts	$9,383	$56,095
Milestone payments received from Telesat	17,626	51,931

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three month periods ended September 30, 2013 and 2012 and $3.8 million for each of the nine month periods ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, Loral received payments in cash from Telesat of $5.1 million and $1.6 million, respectively for consulting fees and interest. We had notes receivable from Telesat of nil and $1.3 million as of September 30, 2013 and December 31, 2012, respectively, related to the Consulting Agreement.

In connection with the Telesat transaction, Loral has retained the benefit of tax recoveries related to the transferred assets and has indemnified Telesat for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. As of September 30, 2013 and December 31, 2012, we had recognized a net receivable from Telesat of $0.5 million, representing our estimate of the probable outcome of these tax matters, which is included as other assets of $2.6 million and long-term liabilities of $2.1 million in the consolidated balance sheets as of September 30, 2013 and December 31, 2012. There can be no assurance, however, that these tax matters will be ultimately settled for the net amount recorded.

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

A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the ViaSat-1 satellite in January 2008. SS/L recorded sales to ViaSat under this contract of $0.4 million for the nine months ended September 30, 2012. SS/L’s sales to ViaSat have been included in income from discontinued operations in our statements of operations for the nine months ended September 30, 2012.

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. In connection with the assignment, Loral is entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. For the three and nine months ended September 30, 2013, we earned approximately $0.3 million and $1.0 million, respectively, under this arrangement. We had a receivable from Telesat of $0.3 million and $1.0 million as of September 30, 2013 and December 31, 2012, respectively, related to this arrangement. In connection with the sale, Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada.

Other

Costs of satellite manufacturing for sales to related parties included in income from discontinued operations were $5.5 million and $29.9 million for the three and nine months ended September 30, 2012, respectively.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. Interest expense on this liability included in income from discontinued operations was $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively. For the nine months ended September 30, 2012, SS/L made payments of $2.0 million to Telesat pursuant to the agreement. The liability for the future use of these transponders was retained by SS/L in connection with the Sale.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As described in Note 7, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of September 30, 2013 and December 31, 2012 were $6.3 million and $5.5 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three and nine months ended September 30, 2013 and 2012.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and Xtar and the ViaSat lawsuit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain expenses of $17,000 per month for which he reimburses the Company. For the three and nine months ended September 30, 2013, Mr. Targoff earned $360,000 (before his expense reimbursement to Loral of $51,000) and $1,080,000 (before his expense reimbursement to Loral of $153,000), respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 30
Consolidated Operating Results	Page 32
Liquidity and Capital Resources:
Loral	Page 39
Telesat	Page 41
Contractual Obligations	Page 43
Statement of Cash Flows	Page 43
Affiliate Matters	Page 44
Commitments and Contingencies	Page 44
Other Matters	Page 45

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

Under the terms of the Purchase Agreement, Loral is obligated to indemnify SS/L for certain litigation costs and litigation damages, subject to certain capped cost-sharing by SS/L, and has retained control of the defense of the lawsuit against SS/L and Loral by ViaSat, Inc. (“ViaSat”) as well as SS/L’s counterclaims against ViaSat in that lawsuit. Under the terms of the Purchase Agreement, following a change of control of Loral, the liability of Loral for certain litigation costs and litigation damages is subject to a dollar cap. In addition, Loral is obligated to indemnify SS/L from liabilities with respect to certain pre-closing taxes.

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

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $4.8 billion of backlog as of September 30, 2013.

Telesat provides satellite services to customers from its fleet of 14 satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite.

During the third quarter, Telesat announced the procurement of a powerful, multi-mission satellite that will replace and expand on Telstar 12 at 15 degrees west. This new satellite, called Telstar 12 VANTAGE, will utilize high throughput capabilities that offer performance which Telesat believes will meet the growing needs of broadcast, corporate, government and enterprise users, including demand for aero and maritime services.

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

Telesat believes its satellite fleet offers a strong combination of existing revenue backlog, and a strong foundation upon which it will seek to continue to grow its revenue and cash flows. The growth is expected to come from the sale of available capacity on its existing in-orbit satellites, including its Anik G1 satellite, which began commercial service on May 8, 2013, and its Telstar 12 VANTAGE satellite, which is expected to be launched in late 2015.

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

For the remainder of 2013, Telesat will remain focused on: increasing utilization of its existing satellites, the construction of Telstar 12 VANTAGE, identifying and pursuing opportunities to expand its satellite fleet and maintaining cost and operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 45% of Telesat’s revenues for the nine months ended September 30, 2013, and a substantial portion of its expenses, indebtedness and capital expenditures are denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of September 30, 2013, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of September 30, 2013, a five percent change in the Canadian dollar against the U.S. dollar would have changed Telesat’s net income by approximately $137 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

In connection with the Sale, Loral has restructured its corporate functions and has reduced the number of employees at its headquarters. During 2012, Loral charged approximately $11.8 million to general and administrative expenses, mainly for severance and related costs, and paid approximately $8.0 million. During the three and nine months ended September 30, 2013 Loral paid approximately $0.3 million and $3.2 million, respectively, in restructuring costs and at September 30, 2013, the liability recorded in the condensed consolidated balance sheet for the restructuring was $0.6 million which includes all expected future payments under the restructuring plan relating to the Sale.

In connection with the corporate office restructuring as a result of the Sale, on December 13, 2012, Loral’s Board of Directors approved termination of Loral’s supplemental retirement plan (the “SERP”). The Company expects to make lump sum payments to the participants in the SERP between December 16, 2013 and December 31, 2013 in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. Our unfunded benefit obligations include approximately $18 million for future SERP payments based on benefits earned as of September 30, 2013.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2013.

Consolidated Operating Results

Three Months Ended September 30, 2013 Compared With Three Months Ended September 30, 2012

The following compares our consolidated results for the three months ended September 30, 2013 and 2012 as presented in our financial statements (in millions):

General and Administrative Expenses

	Three Months Ended September 30,
	2013	2012
General and administrative expenses	$3.5	$10.3

General and administrative expenses decreased by $6.8 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to severance expense of $5.8 million in 2012, a reduction in compensation of $1.6 million in 2013 resulting from the restructuring of our corporate functions as a result of the Sale and $0.3 million of income earned in 2013 from supplemental capacity on the Viasat-1 satellite, partially offset by a $0.9 million increase in pension expense due to accelerated amortization as a result of the termination of our supplemental retirement plan.

Interest and Investment Income

	Three Months Ended September 30,
	2013	2012
Interest and investment income	$0.3	$0.4

Interest and investment income, which consists primarily of interest on our cash balance and notes receivable, decreased by $0.1 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to the reduction in the balance of notes receivable from Telesat in 2013, partially offset by the increase due to the interest on the Land Note in 2013.

Other Expense

Other expense of $0.2 million for the three months ended September 30, 2013 is primarily comprised of expenses related to the evaluation of strategic initiatives. Other expense of $2.9 million for the three months ended September 30, 2012 was primarily comprised of expenses related to the Sale.

Income Tax Benefit

For the three months ended September 30, our income tax benefit is summarized as follows: (i) for 2013, we recorded a current tax benefit of $12.6 million (which included a benefit of $1.8 million to reduce our liability for uncertain tax positions (“UTPs”)) and a deferred tax provision of $5.0 million, resulting in a net benefit of $7.6 million on a pre-tax loss of $3.4 million and (ii) for 2012, we recorded a current tax benefit of $53.4 million primarily to reduce our liability for UTPs (which included the expiration of the statute of limitations for the assessment of additional tax with regard to certain UTPs from Old Loral) and a deferred tax provision of $16.8 million (which included a provision of $6.1 million for UTPs), resulting in a net benefit of $36.6 million on a pre-tax loss of $12.8 million.

The income tax benefit included our tax expense on equity in net income of affiliates, although equity in net income of affiliates is shown below the line for income tax benefit on the condensed consolidated statements of operations. Our income tax benefit for each period is computed by applying an expected effective annual tax rate (negative 64% for 2013 and positive 10% for 2012) against the pre-tax loss for the nine months ended September 30, 2013 and 2012 (before adjusting for certain tax items that are discrete to each period) less the provision recorded for the six months ended June 30, 2013 and 2012. Taxes provided on the special cash distribution received from Telesat were treated as discrete to the three months ended September 30, 2012 and not included in the expected effective annual tax rate (see Note 7 to the financial statements).

For the three months ended September 30, 2012, we recorded a net deferred tax benefit of $2.6 million to reduce our valuation allowance against net deferred tax assets after having determined, based on all available evidence, that with the Sale it was more likely than not that we would realize a future benefit from that portion of our deferred tax assets. Subsequent to the Sale, to the extent that Loral’s profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent the federal net operating losses from expiring and realize the benefit of all the remaining deferred tax assets.

Loral requested income tax refunds in its federal and state returns filed for 2012 (primarily related to the enhanced extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code) and is projecting a tax loss for 2013 which will be available as a carryback benefit against taxes previously paid. As of September 30, 2013, income taxes receivable of $19.9 million have been recorded on the condensed consolidated balance sheet for these benefits. We subsequently received $10.2 million in October 2013 and expect to receive the balance of the income taxes receivable in 2014.

Equity in Net Income of Affiliates

Equity in net income of affiliates consists of (in millions):

	Three Months Ended September 30,
	2013	2012
Telesat	$34.2	$43.7
XTAR, LLC	(1.6)	(2.1)
Other	0.7	—
	$33.3	$41.6

As of September 30, 2013 and December 31, 2012, we held a 62.8% economic interest in Telesat. Our economic interest decreased from 64% to 62.8% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares.

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended September 30, 2013 and 2012 follows (in millions):

	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	237.0	219.5	226.9	220.3
Operating expenses	(47.8)	(50.1)	(45.7)	(50.4)
Depreciation, amortization and stock-based compensation	(65.7)	(65.0)	(63.0)	(65.3)
Operating income	123.5	104.4	118.2	104.6
Interest expense	(52.0)	(58.8)	(49.8)	(59.0)
Foreign exchange gains	60.7	94.6	58.2	94.4
Losses on financial instruments	(26.6)	(40.9)	(25.5)	(40.8)
Other income (expense)	0.4	0.1	0.4	(0.2)
Income tax provision	(19.3)	(14.3)	(18.5)	(14.3)
Net income	86.7	85.1	83.0	84.7
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.0443	0.9957

Telesat’s revenue increased by $7 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due primarily to revenue from providing short-term services to another satellite service provider using the Nimiq 1 satellite and revenue on the Anik G1 satellite which entered commercial service in May 2013, partially offset by a decrease in revenue with respect to the Nimiq 1 satellite, which was returned by Telesat’s customer in the fourth quarter of 2012 and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues. Telesat’s revenue excluding foreign exchange impact would have increased $13 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Telesat’s operating expense for the three months ended September 30, 2012 included a $4 million expense related to special payments to executives and certain employees of Telesat in connection with the cash distribution made to Telesat’s shareholders.

Telesat’s operating income increased by $14 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to the revenue increase described above, expense incurred in 2012 related to special payments to executives and certain employees of Telesat in connection with the cash distribution made to Telesat’s shareholders and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, partially offset by an increase in stock-based compensation expense related to additional stock options granted during the second quarter of 2013. Telesat’s operating income excluding foreign exchange impact would have increased $16 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

The equity losses in XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of September 30, 2013, using the most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

Nine Months Ended September 30, 2013 Compared With Nine Months Ended September 30, 2012

The following compares our consolidated results for the nine months ended September 30, 2013 and 2012 as presented in our financial statements (in millions):

General and Administrative Expenses

	Nine Months Ended September 30,
	2013	2012
General and administrative expenses	$10.6	$19.2

General and administrative expenses decreased by $8.6 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to severance expense of $5.8 million in 2012, a reduction in compensation of $4.8 million in 2013 resulting from the restructuring of our corporate functions as a result of the Sale and $1.0 million of income earned from supplemental capacity on the ViaSat-1 satellite, partially offset by a $3.0 million increase in pension expense due to accelerated amortization as a result of the termination of our supplemental retirement plan.

Interest and Investment Income

	Nine Months Ended September 30,
	2013	2012
Interest and investment income	$0.9	$1.3

Interest and investment income, which consists primarily of interest on our cash balance and notes receivable, decreased by $0.4 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to the reduction in the balance of notes receivable from Telesat in 2013, partially offset by the increase due to the interest on the Land Note in 2013.

Other Expense

Other expense of $0.6 million for the nine months ended September 30, 2013 is primarily comprised of expenses related to the evaluation of strategic initiatives. Other expense of $3.5 million for the nine months ended September 30, 2012 was primarily comprised of $4.1 million of expenses related to the Sale, partially offset by a $1.3 million gain related to a foreign exchange forward contract to hedge the foreign exchange risk associated with the payment of the second tranche of the special cash distribution from Telesat that was received in July 2012.

Income Tax Benefit

For the nine months ended September 30, our income tax benefit is summarized as follows: (i) for 2013, we recorded a current tax benefit of $18.9 million (which included a benefit of $1.1 million to reduce our liability for UTPs) and a deferred tax provision of $16.3 million, resulting in a net benefit of $2.6 million on a pre-tax loss of $10.2 million and (ii) for 2012, we recorded a current tax benefit of $54.0 million primarily to reduce our liability for UTPs (which included the expiration of the statute of limitations for the assessment of additional tax with regard to certain UTPs from Old Loral) and a deferred tax provision of $14.8 million, resulting in a net benefit of $39.2 million on a pre-tax loss of $21.5 million.

Our income tax benefit for each period is computed by applying an expected effective annual tax rate (projected provision for the full year as a percentage of our projected pre-tax loss for the full year) (negative 64% for 2013 and positive 10% for 2012) against the pre-tax loss for the nine months ended September 30, 2013 and 2012 (before adjusting for certain tax items that are discrete to each period). The following items were not included in the expected effective annual tax rate but rather treated as discrete to each respective period: for the nine months ended September 30, 2013, taxes provided on other equity in net loss of affiliates of $3.0 million and for the nine months ended September 30, 2012, taxes provided on the special cash distribution received from Telesat (see Note 7 to the financial statements).

The income tax benefit included our tax expense on equity in net income of affiliates, although equity in net income of affiliates is shown below the line for income tax benefit on the condensed consolidated statements of operations. When comparing 2013 to 2012, the impact of taxes provided on our equity in net income of Telesat for the full year 2013 relative to our projected pre-tax loss from continuing operations for 2013 (without discrete items) caused the significant increase to our expected effective annual tax rate.

For the nine months ended September 30, 2012, we recorded a net deferred income tax benefit of $1.1 million to reduce our valuation allowance against net deferred tax assets after having determined, based on all available evidence, that with the Sale it was more likely than not that we would realize a future benefit from that portion of our deferred tax assets. Subsequent to the Sale, to the extent that Loral’s profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent the federal net operating losses from expiring and realize the benefit of all the remaining deferred tax assets.

Loral requested income tax refunds in its federal and state returns filed for 2012 (primarily related to the enhanced extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code) and is projecting a tax loss for 2013 which will be available as a carryback benefit against taxes previously paid. As of September 30, 2013, income taxes receivable of $19.9 million have been recorded on the condensed consolidated balance sheet for these benefits. We subsequently received $10.2 million in October 2013 and expect to receive the balance of the income taxes receivable in 2014.

Equity in Net Income of Affiliates

Equity in net income of affiliates consists of (in millions):

	Nine Months Ended September 30,
	2013	2012
Telesat	$34.2	$42.2
XTAR, LLC	(5.0)	(5.1)
Other	(3.0)	—
	$26.2	$37.1

As of September 30, 2013 and December 31, 2012, we held a 62.8% economic interest in Telesat. Our economic interest decreased from 64% to 62.8% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares.

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in special cash distributions to Loral of CAD 375 million ($376 million) in the first quarter of 2012 and CAD 45 million ($44 million) in July 2012 (see Note 7 to the financial statements). As of December 31, 2012, the special cash distributions received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment by approximately $7 million. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of December 31, 2012. For the nine months ended September 30, 2013, we reduced our equity in net income of Telesat by the excess special cash distribution of $7 million.

The following is a reconciliation of the changes in our investment in Telesat for the nine months ended September 30, 2013 (in millions):

Nine Months Ended September 30, 2013
Ending balance, December 31, 2012	$—
Equity in net income of Telesat	43.6
Proportionate share of Telesat other comprehensive loss	(0.1)
Eliminations of affiliate transactions and related amortization	(2.0)
Excess of cash distribution over carrying value of investment at December 31, 2012	(7.4)
Ending balance, September 30, 2013	$34.1

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the nine months ended September 30, 2013 and 2012 follows (in millions):

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	669.7	617.7	654.4	616.2
Operating expenses	(143.3)	(186.8)	(140.1)	(186.3)
Depreciation, amortization and stock-based compensation	(187.9)	(187.2)	(183.6)	(186.8)
Loss on disposition of long lived asset	(1.6)	(0.1)	(1.5)	(0.1)
Operating income	336.9	243.6	329.2	243.0
Interest expense	(164.4)	(172.7)	(160.6)	(172.3)
Expense of refinancing	(20.2)	(79.9)	(19.8)	(79.7)
Foreign exchange (losses) gains	(113.1)	100.9	(110.5)	100.7
Gains (losses) on financial instruments	72.8	(41.6)	71.1	(41.5)
Other income	11.3	1.1	11.1	1.1
Income tax provision	(46.6)	(18.6)	(45.5)	(18.6)
Net income	76.7	32.8	75.0	32.7
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.0233	1.0024

	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	334.4	287.3	324.4	289.6
Total assets	5,217.2	5,300.1	5,060.8	5,342.3
Current liabilities	317.8	235.8	308.3	237.7
Long-term debt, including current portion	3,344.9	3,492.1	3,244.6	3,519.9
Total liabilities	4,574.0	4,733.3	4,436.9	4,771.0
Shareholders’ equity	643.2	566.8	623.9	571.3
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.0309	0.9921

Telesat’s revenue increased by $38 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due primarily to revenue on the Nimiq 6 and Anik G1 satellites which entered commercial service in June 2012 and May 2013, respectively, a termination fee on Nimiq 2 when the satellite was returned by Telesat’s customer, revenue from providing short-term services to another satellite service provider and increased enterprise services revenues from higher equipment sales and growth in international activities. These increases were partially offset by decreases in revenue with respect to the Nimiq 1 satellite, the Nimiq 2 satellite, which continued to suffer solar array circuit failures and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues. Telesat’s revenue excluding foreign exchange impact would have increased $46 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Telesat’s operating expense for the nine months ended September 30, 2012 included a $48 million expense related to special payments to executives and certain employees of Telesat in connection with the cash distribution made to Telesat’s shareholders.

Telesat’s operating income increased by $86 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to the revenue increase described above, the expense related to the special payments to executives and certain employees of Telesat in connection with the cash distribution to shareholders in 2012, non-recurring cost associated with a payment made to independent directors in 2012, lower in-orbit insurance in 2013 and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, partially offset by an increase in stock-based compensation and higher costs related to equipment sales in 2013. Telesat’s operating income excluding foreign exchange impact would have increased $88 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Expense of refinancing for the nine months ended September 30, 2013 primarily represents the premium paid and the write-off of deferred financing costs related to the redemption of Telesat’s 12.5% senior subordinated notes. Expense of refinancing for the nine months ended September 30, 2012 results from Telesat entering into a new credit agreement in March 2012 and the refinancing of Telesat’s 6% senior notes in May 2012. Deferred financing costs on the previous credit facilities and deferred financing costs and redemption premiums on the previous senior notes were charged to expense as a result of these refinancings.

The equity losses in XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of September 30, 2013, using the most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

For the nine months ended September 30, 2013, we recorded a loss contingency of $4.1 million for an indemnification of pre-closing liabilities related to our sale of Globalstar do Brasil S.A. (“GdB”) in 2008. We also recorded a gain of $1.1 million related to the sale of our ownership interests in an affiliate with no carrying value.

Backlog

Telesat’s backlog as of September 30, 2013 and December 31, 2012 was $4.8 billion and $5.2 billion, respectively.

The decrease in Telesat’s backlog as of September 30, 2013 compared with December 31, 2012 was the result of exchange rate changes and the realization of a portion of previous backlog as revenues, partially offset by additional bookings.

Liquidity and Capital Resources

Loral

As of September 30, 2013, Loral’s principal asset is a 62.8% economic interest in Telesat. In addition, we have a 56% economic interest in XTAR and a note receivable of $101 million related to the Sale. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting.

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

Cash and Available Credit

At September 30, 2013, Loral had $24 million of cash and cash equivalents, the Land Note of $101 million and no debt. The Company’s cash and cash equivalents decreased by $63 million from December 31, 2012. The cash decrease during the first nine months of 2013 consisted primarily of a payment of $35 million for income taxes on the gain related to the Sale, $9 million of withholding taxes paid related to stock-based compensation, $6 million of legal expenses, $5 million of corporate expenses, a $4 million indemnification payment to GdB, and $3 million of severance payments. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used In Operating Activities,” “Net Cash Provided By Investing Activities,” and “Net Cash Used In Financing Activities.”

The Company did not have a credit facility as of September 30, 2013.

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

Liquidity

On March 28, 2013, Loral entered into Amendment No. 2 to the Purchase Agreement in connection with the sale of SS/L. Under the terms of the Purchase Agreement, Loral is obligated to indemnify SS/L for certain litigation costs and litigation damages relating to the ViaSat lawsuit subject to certain capped cost-sharing by SS/L. Pursuant to Amendment No. 2, the parties agreed to modify SS/L’s capped cost-sharing obligations and also to defer to March 31, 2014 the due date of the principal payment from MDA to Loral of $33.7 million due originally on March 31, 2013 under the $101 million Land Note. Notwithstanding this amendment, we believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months.

We expect that our major cash outlays for the next 12 months will be payments under our supplemental retirement plan of $18 million including the final lump sum distribution resulting from termination of the plan. Other cash outlays will include ViaSat litigation costs, employee benefit programs and general corporate expenses. The Sale has enabled us to reduce the annual run rate of general corporate expenses to approximately $6 million, net of consulting fees from Telesat of $5 million per year. We are also considering an additional contribution to our qualified pension plan to reduce the unfunded obligation. Offsetting these expenditures will be the income sharing arrangement for certain Canadian transponders on the ViaSat-1 satellite, reimbursement of certain ViaSat litigation costs from SS/L under the terms of the Purchase Agreement, as amended, receipt of $67.3 million from MDA in March 2014 under the Land Note and receipt of tax refunds.

Risks to Cash Flow

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; (2) certain litigation costs and litigation damages relating to the ViaSat lawsuit, subject to certain sharing formulas and caps; and (3) certain breaches of representations, warranties and covenants, subject to certain limitations on survival of claims, deductibles and caps. In March 2013, we and MDA agreed, among other things, to modify SS/L’s capped cost-sharing obligations. To date, other than with respect to sharing of litigation costs (see below), MDA has submitted one claim for indemnification which relates to pre-closing taxes. The amount of this claim has not yet been determined. We intend vigorously to contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations. Our condensed consolidated balance sheets include liabilities of $16.0 million and $16.5 million as of September 30, 2013 and December 31, 2012, respectively, representing the estimated fair value of all potential indemnification liabilities relating to the Sale.

ViaSat has sued SS/L and Loral in the United States District Court for the Southern District of California. ViaSat’s amended complaint alleges, among other things, that SS/L and Loral directly and indirectly infringed, that SS/L and Loral induced infringement, and that SS/L contributed to the infringement of, certain ViaSat patents in connection with the manufacture of satellites by SS/L for customers other than ViaSat. The amended complaint also alleges that each of SS/L and Loral breached non-disclosure obligations in certain contracts with ViaSat. ViaSat’s amended complaint seeks, among other things, damages (including treble damages with respect to the patent infringement claims) in amounts to be determined at trial and to enjoin SS/L and Loral from further infringement of the ViaSat patents and breach of contract.

SS/L and Loral have answered ViaSat’s complaint and asserted defenses to ViaSat’s claims and counterclaims seeking a declaratory judgment that neither SS/L nor Loral has infringed and that they are not infringing the ViaSat patents, that ViaSat’s patents are invalid and that at least certain of ViaSat’s patents are unenforceable due to inequitable conduct. SS/L has also asserted counterclaims against ViaSat for patent infringement, breach of contract and correction of the inventorship of one of ViaSat’s patents and its assignment to SS/L, alleging, among other things, that ViaSat infringed certain SS/L patents in connection with its manufacture and sale of certain satellite communication products and services, that ViaSat misappropriated certain of SS/L’s proprietary information and that SS/L employees conceived or contributed to the conception of one of ViaSat’s patents. SS/L’s counterclaims seek, among other things, damages (including treble damages with respect to at least one of the patent infringement claims) in amounts to be determined at trial, to enjoin ViaSat from further infringement of the SS/L patents and further misappropriation of SS/L’s proprietary information and to correct the inventorship of one ViaSat’s patents and have it assigned to SS/L.

In August 2013, SS/L and Loral filed motions for summary judgment seeking orders that certain claims in one of ViaSat’s patents are invalid for being indefinite, to determine which of a number of different non-disclosure agreements applied to ViaSat’s breach of contract claims during relevant time periods and to establish the priority date for one of ViaSat’s patents. In September and October 2013, the court denied these motions finding that disputed issues of material fact were involved and, therefore, summary judgment was not appropriate.

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

In September 2013, ViaSat filed a new complaint against SS/L in the United States District Court for the Southern District of California alleging, among other things, that SS/L directly infringed, and induced and encouraged infringement of, certain newly issued ViaSat patents not asserted in the original lawsuit in connection with the manufacture of satellites by SS/L for customers other than ViaSat. ViaSat’s new complaint seeks, among other things, damages (including treble damages) in amounts to be determined at trial and to enjoin SS/L from further infringement of the ViaSat patents. The complaint did not name Loral as a defendant. MDA has asserted that Loral is obligated to defend and indemnify SS/L with respect to the newly-brought litigation under the Purchase Agreement on the same terms and conditions as Loral’s defense and indemnification of SS/L in the existing pending litigation. Loral has rejected MDA’s assertion that it is obligated to defend and indemnify SS/L on the basis that the new lawsuit does not fall within its defense and indemnification obligations under the Purchase Agreement. SS/L is defending the new lawsuit. The parties have agreed, however, to defer determination of whether Loral is obligated to defend and indemnify SS/L for the new lawsuit until the earlier of judgment or settlement of either of the ViaSat actions and October 25, 2016. There can be no assurance that a dispute will not arise as to whether Loral is obligated to defend and indemnify SS/L for the new ViaSat lawsuit or if such a dispute were to arise that Loral would prevail.

Telesat

Cash and Available Credit

As of September 30, 2013, Telesat had CAD 235 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving facility. Telesat believes that cash and short-term investments as of September 30, 2013, cash flow from operating activities and drawings on the available lines of credit under the Telesat senior secured credit facilities will be adequate to meet its expected cash requirements for at least the next 12 months for activities in the normal course of business, including interest and required principal payments on debt.

Cash Flows from Operating Activities

Cash generated from operating activities for the nine months ended September 30, 2013, was CAD 381 million, a CAD 100 million increase over the same period in the prior year. The increase was primarily due to an increase in revenue earned from Telesat’s Nimiq 6 and Anik G1 satellites, higher equipment sales, growth in Telesat’s international enterprise activities, special payments made in the prior year to executives and certain employees of Telesat in connection with the cash distribution made to Telesat’s shareholders, improved working capital and lower interest expense. These increases were partially offset by lower customer prepayments on future satellite services.

Cash Flows used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2013 was CAD 48 million. This consisted of CAD 42 million cash outflows related to its satellite programs for the completion and launch of Anik G1 in April 2013 and for the on-going construction of Telstar 12 VANTAGE as well as CAD 6 million for other property and equipment.

Cash Flows used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2013, was CAD 278 million. This was primarily the result of the redemption of Telesat’s 12.5% senior subordinated notes and the associated premiums paid for early redemption. Other financing activities included mandatory repayments made on its term loan A and term loan B credit facilities, debt issue costs relating to the re-pricing and amendment of its credit agreement on April 2, 2013, and satellite performance incentive payments.

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

The construction of any satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs will be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under Telesat’s revolving facility. In addition, Telesat may sell certain satellite assets, and in accordance with the terms and conditions of the Telesat senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under the Telesat senior secured credit facilities. Subject to market conditions and subject to compliance with the terms and conditions of the Telesat senior secured credit facilities and the financial leverage covenant tests therein, Telesat may also have the ability to obtain additional secured or unsecured financing to fund current or future satellite construction. Telesat’s ability to access these sources of funding, however, is not guaranteed and, therefore, Telesat may not be able to fully fund additional replacement and new satellite construction programs.

Debt

Telesat’s debt as of September 30, 2013 and December 31, 2012 was as follows:

	Maturity	Currency	September 30, 2013	December 31, 2012
			(In CAD millions)
Senior Credit Facilities:
Revolving credit facility	March 28,2017	CAD or USD equivalent	—	—
Term Loan A	March 28,2017	CAD	481	500
Term Loan B - U.S. facility	March 28,2019	USD	1,791	1,703
Term Loan B - Canadian facility	March 28,2019	CAD	139	174
6.0% Senior notes	May 15, 2017	USD	928	893
12.5% Senior subordinated notes	November 1, 2017	USD	—	215
			3,339	3,485
Less: Deferred financing costs, interest rate floors and prepayment options			(72)	(78)
			3,267	3,407
Current portion			(51)	(32)
Long term portion			3,216	3,375

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

As of September 30, 2013, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its 6.0% senior notes.

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

At September 30, 2013, Telesat had a series of five interest rate swaps to fix interest on CAD 1.5 billion of Canadian dollar denominated debt at a weighted average fixed rate of 2.63% (excluding applicable margins) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margins) on CAD 300 million of U.S. dollar denominated debt. These contracts mature between October 31, 2014 and September 30, 2016.

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

Statement of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operations was $56 million for the nine months ended September 30, 2013.

Net cash used in operating activities by continuing operations was $13 million for the nine months ended September 30, 2013, consisting primarily of an increase in income taxes receivable of $19 million and a $7 million decrease in accrued expenses and other current liabilities of which $4 million relates to payment of the GdB indemnification liability, partially offset by $14 million from income from continuing operations adjusted for non-cash operating items.

Net cash used in operating activities by discontinued operations was $43 million for the nine months ended September 30, 2013, consisting primarily of income tax payments of $35 million relating to the gain on the Sale and payment of $7 million of indemnification liabilities related to the Sale.

Net cash used by operations was $32 million for the nine months ended September 30, 2012.

Net cash used in operating activities by continuing operations was $21 million, consisting primarily of income from continuing operations adjusted for non-cash operating items and the decrease in our liability for UTPs.

Net cash used in operating activities by discontinued operations was $12 million for the nine months ended September 30, 2012.

Net Cash Provided by Investing Activities

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2013 was $1 million relating to the proceeds from the sale of our ownership interests in an affiliate.

Net cash provided by investing activities for the nine months ended September 30, 2012 was $323 million.

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2012 included $420 million relating to special cash distributions by Telesat.

Net cash used in investing activities by discontinued operations was $99 million for the three months ended September 30, 2012.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 was $8 million which includes funding of $9 million of withholding taxes relating to stock-based compensation, partially offset by $1 million of excess tax benefits associated with stock-based compensation.

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

Derivatives

Although Loral has no derivative instruments at September 30, 2013, we have used derivative instruments in the past. If derivative instruments are used in the future, the Company would be exposed to the risk that counterparties to derivative contracts would fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of September 30, 2013 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables, deferred satellite performance incentive payments and debt financing.

Approximately 45% of Telesat’s revenue and a substantial portion of its expenses, indebtedness and capital expenditures are denominated in U.S. dollars for the nine months ended September 30, 2013. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of September 30, 2013, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of September 30, 2013, a five percent change in the Canadian dollar against the U.S. dollar would have changed Telesat’s net income by approximately $137 million. This analysis assumes that all other variables, in particular, interest rates, remain constant.

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

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Date: November 12, 2013

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

