Form 10-K
period 2013-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2014-03-03
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14180

LORAL SPACE & COMMUNICATIONS INC.

(Exact name of registrant specified in the charter)

Jurisdiction of incorporation: Delaware

IRS identification number: 87-0748324

888 Seventh Avenue

New York, New York 10106

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

At February 14, 2014, 21,414,212 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

As of June 30, 2013, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $791,183,944

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

PART I

Item 1. Business

THE COMPANY

Overview

Loral Space & Communications Inc., together with its subsidiaries (“Loral,” the “Company,” “we,” “our” and “us”), is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services. The term “Parent Company” is a reference to Loral Space & Communications Inc., excluding its subsidiaries. Prior to completion of the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)) in 2012, we were also engaged in the satellite manufacturing business.

Satellite Services

Loral has one operating segment consisting of satellite-based communications services.

Loral participates in satellite services operations through its 62.8% economic interest in Telesat Holdings Inc. (“Telesat Holdco”), which owns Telesat Canada (“Telesat”), a leading global fixed satellite services (“FSS”) operator, with offices and facilities around the world. Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.

At December 31, 2013, Telesat provided satellite services to customers from its fleet of 14 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite and has another satellite, Telstar 12 VANTAGE, under construction. Telesat also manages the operations of additional satellites for third parties.

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

Broadcast

Telesat’s broadcast services business provided approximately 52% of its revenue for the year ended December 31, 2013. These services include:

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

Enterprise Services

Telesat’s enterprise services provided approximately 45% of its revenue for the year ended December 31, 2013. These services include:

Telecommunications carrier services. Telesat provides satellite capacity and end-to-end services for data and voice transmission to telecommunications carriers located throughout the world. These services include (i) connectivity and voice circuits to remote locations in Canada for customers such as Bell Canada and Northwestel and (ii) space segment services and terrestrial facilities for internet backhaul and access, cellular backhaul and services such as rural telephone and internet access to telecommunications carriers and network services integrators around the world.

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

Two-way internet services. Telesat provides Ka-band satellite capacity to Xplornet Communications Inc. and other resellers in Canada who use it to provide two-way broadband Internet services in Canada. Telesat also provides Ka-band satellite capacity to ViaSat/WildBlue which uses it to provide similar services in the United States.

Resource services. Telesat provides communications services to geographically diverse locations, both on and off shore, for the oil and gas and mining industries.

Maritime and aeronautical services. Telesat is increasingly providing satellite capacity to customers serving the growing maritime and aeronautical markets bringing broadband communications services to commercial airplanes and vessels including cruise and working ships.

Retail services. Telesat operates VSAT and hybrid VSAT/terrestrial networks in Canada providing end-to-end services including installation and maintenance of the end user terminal, maintenance of the VSAT hub and provision of satellite capacity. These networks include the support of point-of-sale and other applications at thousands of retail petroleum sites.

Satellite operator services. Telesat provides services to other satellite operators in the form of partial channel satellite capacity, full transponder satellite capacity and, on occasion, the relocation and use of an entire satellite at a designated orbital location.

Consulting & Other

Telesat’s consulting & other category provided approximately 3% of its revenues for the year ended December 31, 2013. Telesat’s consulting operations allow it to realize operating efficiencies by leveraging Telesat’s existing employees and the facility base dedicated to its core satellite communication business. With over 40 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide, having provided services to businesses and governments in over 40 countries across six continents. In 2013, the international consulting business provided satellite-related services in approximately 18 countries.

Competitive Strengths

Telesat’s business is characterized by the following key competitive strengths:

Leading Global FSS Operator

Telesat is the fourth largest FSS operator in the world and the largest in Canada, with a strong and growing business. It has a leading position as a provider of satellite services in the North American video distribution market. Telesat provides services to both of the major DTH providers in Canada, Bell TV and Shaw Direct, which together have approximately 2.7 million subscribers, as well as to EchoStar (DISH Network) in the United States, which has approximately 14 million subscribers. Its international satellites are well positioned to serve a number of emerging, high growth markets and serve a range of important customers in those markets. Telstar 11N provides service to American, European and African regions and aeronautical and maritime markets of the Atlantic Ocean Region. Telstar 12 provides intercontinental connectivity from the Americas to the Middle East. Telstar 14R/Estrela do Sul 2 offers high powered coverage of the Americas, the Gulf of Mexico, the Caribbean and the North Atlantic Ocean Region (‘‘NAOR’’). Telstar 18 delivers video distribution and contribution throughout Asia and offers connectivity to the U.S. mainland via Hawaiian teleport facilities. Telesat’s current enterprise services customers include leading telecommunications service providers as well as a range of network service providers and integrators, which provide services to enterprises, governments and international agencies and multiple ISPs.

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

This revenue backlog supports Telesat’s anticipated growth. A significant proportion of Telesat’s expected revenue growth is based on currently contracted business with its DTH provider customers. In addition to this backlog, Telesat has historically experienced a high proportion of contract renewals with existing customers. Together, these two factors have produced ongoing, stable cash flows.

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

Global Operations Provide Revenue Diversification and Economies of Scale

The combination of Telesat’s North American broadcast and enterprise services businesses and Telesat’s international business offers diversity in terms of both the customers and regions served as well as the services provided. Telesat continues to benefit from growth in both the broadcast and enterprise services markets, including government services, due to its strong presence in each.

Moreover, as the operator of a fleet of 14 satellites plus multiple other satellites for third parties, Telesat has attained meaningful scale to allow it to leverage its relatively fixed cost base to achieve substantial operating margins.

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

Telesat will continue to focus on capturing the anticipated increase in worldwide demand for satellite services through a disciplined satellite expansion program that should drive incremental contracted backlog and cash flows, and further leverage its fixed cost structure. Telstar 12 VANTAGE, a powerful, multi-mission satellite currently under construction, will replace and expand on Telstar 12 at 15 degrees West. This new state-of-the-art satellite is expected to launch in late 2015 and will utilize high throughput capabilities that offer superior performance to meet the growing needs of broadcast, government and enterprise users, including demand for aeronautical and maritime services. By using Ku-band across all coverage beams, Telstar 12 VANTAGE will be compatible with existing Ku-band terminal equipment. The satellite will offer a high level of flexibility with coverage of Europe, the Americas, the Middle East and Africa as well as the Caribbean, North Sea, Mediterranean and South Atlantic regions.

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

Market and Competition

Telesat is a leading global FSS operator in a highly competitive industry, and Telesat competes against other global, regional and national satellite operators and with providers of terrestrial-based communications services.

Fixed Satellite Operators

Other global FSS operators are Intelsat Global S.A. (‘‘Intelsat’’), SES S.A. (‘‘SES’’) and Eutelsat S.A. (“Eutelsat”). Telesat also competes with a number of nationally or regionally focused FSS operators around the world.

Intelsat, SES and Eutelsat are each substantially larger than Telesat in terms of both the number of satellites they have in-orbit as well as their revenues. Telesat believes that Intelsat and its subsidiaries and SES and its subsidiaries have global fleets of over 50 satellites, and that Eutelsat and its subsidiaries have a fleet of over 30 satellites. Due to their larger sizes, these operators may be able to take advantage of greater economies of scale, may be more attractive to customers, and may (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure. In addition, their larger sizes may enable them to devote more resources, both human and financial, to sales, operations, product development and strategic alliances and acquisitions.

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

The Canadian government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization commitments to liberalize trade in basic telecommunications services. As of January 2014, approximately 85 non-Canadian FSS satellites are listed as having been approved by Industry Canada for use in Canada. Three of these are Telesat satellites licensed by other administrations and one is a satellite on which Telesat owns the Canadian-coverage capacity. The growth in satellite service providers using or planning to use Ka-band, including Avanti Communications, O3b, ViaSat/WildBlue, Eutelsat, HNS/EchoStar, Inmarsat, SES, Yahsat and others, will result in increased competition.

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

Satellite Fleet & Ground Resources

As of December 31, 2013, Telesat had 14 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite.

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

Telesat’s North American focused fleet is comprised of seven satellites (Anik F1R, Anik F2, Anik F3, Nimiq 1, Nimiq 4, Nimiq 5 and Nimiq 6), plus the Canadian beams on ViaSat-1. Telesat’s international fleet is comprised of five satellites (Anik F1, Telstar 11N, Telstar 12, Telstar 14R/Estrela do Sul 2 and Telstar 18). Telesat’s Anik G1 satellite provides service for both North and South America. Telesat’s Nimiq 2 is currently being relocated to a different orbital location.

The table below summarizes selected data relating to Telesat’s owned in-orbit satellite capacity as of December 31, 2013:

	Orbital Location Regions	Launch	Manufacturer’s End-of-Service	Expected End-of- Orbital
	Covered	Date	Life	Maneuver Life(1)	Frequency(2)	Model
Anik F1	107.3°WL South America	November 2000	2016	2022	C/Ku	BSS702 (Boeing)
Anik F1R(3)	107.3° WL North America	September 2005	2020	2023	C/Ku/L	E3000 (EADS Astrium)
Anik F2	111.1° WL Canada, Continental United States	July 2004	2019	2027	C/Ku/Ka	BSS702 (Boeing)
Anik F3	118.7°WL Canada, Continental United States	April 2007	2022	2026	C/Ku/Ka	E3000 (EADS Astrium)
Anik G1	107.3° WL Canada, South America	April 2013	2028	2039	C/Ku/X	SS/L 1300
Nimiq 1	Not Applicable (4)	May 1999	2011	2021	Ku	A2100 AX (Lockheed Martin)
Nimiq 2	Not Applicable (4)	December 2002	2015	2021	Ku/Ka	A2100 AX (Lockheed Martin)
Nimiq 4	82° WL Canada	September 2008	2023	2027	Ku/Ka	E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada, Continental United States	September 2009	2024	2035	Ku	SS/L 1300
Nimiq 6	91.1º WL Canada	May 2012	2027	2046	Ku	SS/L 1300
Telstar 11N	37.55° WL North and Central America, Europe, Africa and the maritime Atlantic Ocean region	February 2009	2024	2026	Ku	SS/L 1300
Telstar 12	15°WL Eastern United States, SE Canada, Europe, Russia, Middle East, South Africa, portions of South and Central America	October 1999	2012	2017	Ku	SS/L 1300
Telstar 14R/Estrela do Sul 2	63°WL Brazil and portions of Latin America, North America, Atlantic Ocean	May 2011	2026	2024	Ku	SS/L 1300
Telstar 18(5)	138° EL India, South East Asia, China, Australia and Hawaii	June 2004	2017	2018	C/Ku	SS/L 1300

(1)	Telesat’s current estimate of when each satellite will be decommissioned, taking account of anomalies and malfunctions the satellites have experienced to date and other factors such as remaining fuel levels, consumption rates and other available engineering data. These estimates are subject to change and it is possible that the actual orbital maneuver life of any of these satellites will be shorter than Telesat currently anticipates. Further, it is anticipated that the payload capacity of each satellite may be reduced prior to the estimated end of orbital maneuver life. For example, Telesat currently anticipates that it will need to commence the turndown of transponders on Anik F1 prior to the end of commercial service life, as a result of further degradation in available power.

(2)	Includes the direct broadcast satellite (“DBS”) Ku-Band, extended C-band and extended Ku-band in certain cases.

(3)	Telesat does not provide service in the L-band. The L-band payload is licensed to Telesat’s customer by the FCC.

(4)	Nimiq 1 is currently located in a non-Telesat orbital slot, and Nimiq 2 is currently being relocated to a different orbital location.

(5)	Includes 16.6 MHz of C-band capacity provided to the Government of Tonga in lieu of a cash payment for the use of the orbital location. The satellite carries additional transponders (the “APT transponders”), as to which APT has a prepaid lease through the end of life of the satellite in consideration for APT’s funding a portion of the satellite’s cost. This transaction was accounted for as a sales-type lease, because substantially all of the benefits and risks incident to the ownership of the leased transponders were transferred to APT. Telesat has agreed with APT among other things that if Telesat is able to obtain the necessary approvals and licenses from the U.S. government under U.S. export laws, it would transfer title to the APT transponders on Telstar 18 to APT, as well as a corresponding interest in the elements on the satellite that are common to or shared by the APT transponders and the Telesat transponders. As required under its agreement with APT, Telesat acquired two transponders from APT for an additional payment in August 2009.

In addition, Telesat has rights to satellite capacity on other satellites including the Ka-band Canadian payload consisting of nine user beams on ViaSat-1.

Satellite Services Performance(1)

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco. We use the equity method of accounting for our investment in Telesat Holdco, and its results are not consolidated in our financial statements. Our share of the operating results from our investment in this company is included in equity in net income of affiliates in our consolidated statements of operations and our investment is included in investments in affiliates in our consolidated balance sheet (see Note 6 to our consolidated financial statements).

	Year ended December 31,
	2013	2012	2011
	(In millions)
Revenue:
Total segment revenues	$868	$846	$817
Affiliate eliminations(2)	(868)	(846)	(817)
Revenues from satellite services as reported	$—	$—	$—
Operating income:
Total segment operating income	$435	$354	$515
Affiliate eliminations(2)	(435)	(354)	(515)
Operating income from satellite services after eliminations	$—	$—	$—

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented.

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat which is reflected in our consolidated financial statements under the equity method of accounting.

Total Telesat assets were $4.9 billion, $5.3 billion and $5.3 billion as of December 31, 2013, 2012 and 2011, respectively. The decrease in total assets from December 31, 2012 to December 31, 2013 is primarily the result of the change in foreign exchange rates. Backlog was approximately $4.7 billion and $5.2 billion as of December 31, 2013 and 2012, respectively. The decrease in backlog is due to revenues recognized and exchange rate changes, partially offset by new orders. It is expected that approximately 15% of the backlog at December 31, 2013 will be recognized as revenue by Telesat in 2014.

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

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral, in December 2012, paid MDA $6.5 million as a result of the resolution of a contingency. Also, in April 2013, pursuant to the Purchase Agreement, we completed the final allocation of qualified pension plan assets between Loral and SS/L (see Note 13 to our consolidated financial statements).

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

Telesat is a Canadian carrier under the Telecommunications Act (Canada), or the Telecom Act. The Telecom Act authorizes the Canadian Radio-Television and Telecommunications Commission (“CRTC”) to regulate various aspects of the provision of telecommunications services by Telesat and other telecommunications service providers. Under the current regulatory regime, Telesat has pricing flexibility subject to a price ceiling on certain full period FSS services offered in Canada under minimum five-year arrangements, and otherwise Telesat is not required to file tariffs for approvals. Telesat’s DBS services offered within Canada are also subject to CRTC regulation, but have been treated as distinct from its FSS services and facilities. Telesat requires CRTC approval of customer agreements relating to the sale of DBS capacity in Canada, including the rates, terms and conditions of service set out therein. Section 28(2) of the Telecom Act provides that the CRTC may allocate satellite capacity to particular broadcasting undertakings if it is satisfied that the allocation will further the implementation of the broadcasting policy for Canada. The exercise by the CRTC of its rights under section 28(2) of the Telecommunications Act could affect Telesat’s relationship with existing customers, which could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. In December 2013, the CRTC announced that in 2014 it will undertake an inquiry to examine satellite services offered in Canada, including the rates charged by satellite operators. The CRTC will also launch a proceeding to explore how infrastructure investments in transport facilities in Northwestel’s operating territory could be funded.

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

Industry Canada traditionally licensed satellite radio spectrum using a competitive licensing process. In 2012, Industry Canada conducted a public consultation on the licensing framework for FSS and BSS in Canada. As a result of the consultation, changes in policy were announced in November 2013. Effective January 6, 2014, all FSS and BSS licenses will be awarded to qualified applicants on a first-come, first-served basis and spectrum licenses will replace radio licenses. Industry Canada is also reviewing the license fees it will charge spectrum license holders but has not yet implemented any changes. The term of spectrum licenses will be 20 years, with a high expectation of renewal. Industry Canada may, however, issue licenses with a shorter term.

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

Since November 2000, pursuant to the CRTC’s Decision CRTC 2000-745, virtually all telecommunications service providers are required to pay contribution charges based on their Canadian telecommunications service revenues, minus certain deductions (e.g., retail Internet and paging revenues, terminal equipment sales and inter-carrier payments). The contribution rate varies from year to year. It was initially set at 4.5% of eligible revenues but was significantly reduced in subsequent years. The rate for 2013 was 0.53%.

United States Regulatory Environment

The Federal Communications Commission (“FCC”) regulates the provision of satellite services to, from, or within the United States.

Telesat has chosen to operate its U.S.-authorized satellites, Telstar 11N and Telstar 12, on a non-common carrier basis. Consequently, it is not subject to rate regulation or other common carrier regulations enacted under the Communications Act of 1934. Telesat pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the FCC for interstate/international telecommunications, and contribution charges to the FCC’s Universal Service Fund (“USF”) based on eligible United States telecom revenues are paid on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is currently set at 16.4% for the first quarter of 2014. At the present time, the FCC does not assess USF contributions with respect to bare transponder capacity (i.e. agreements for space segment only). Telesat’s United States telecom revenues that are USF eligible are currently small and its USF payments are not material.

Telesat also owns and operates the portion of the ViaSat-1 satellite (115o WL) payload that is capable of providing service within Canada. The ViaSat-1 satellite is licensed by the United States.

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

Telesat, through its subsidiary Telesat Satellite LP, owns Telstar 18, which operates at the 138° EL orbital location under an agreement with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga. APT is the direct interface with the Tonga regulatory bodies. Because Telesat gained access to this orbital location through APT, there is greater uncertainty with respect to its ability to maintain access to this orbital location and the frequencies for replacement satellites.

Telesat owns and operates the portion of the ViaSat-1 satellite (115˚ WL) payload that is capable of providing service within Canada. ViaSat-1 operates in accordance with a license granted by the FCC in the United States. However, by virtue of an intergovernmental arrangement between the United States and the United Kingdom, ViaSat-1 operates in accordance with ITU networks filed by the United Kingdom regulatory agency, OFCOM, on behalf of the Isle of Man. The Isle of Man is a British Crown Dependency and Isle of Man satellite orbital filings are filed with the ITU-BR by OFCOM. ManSat Ltd. has been granted exclusive rights by the Isle of Man Government to manage all aspects of Isle of Man satellite orbital filings. Both Telesat and ViaSat have a commercial relationship with ManSat. ViaSat and Telesat have agreed to cooperate in their dealings with ManSat with respect to the ViaSat-1 satellite for OFCOM and ITU purposes.

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

The Canadian, United States and other member states have rights to use certain frequencies at orbital locations. Telesat has been authorized by its ITU filing administrators (Canada, USA, Brazil and United Kingdom) to use certain frequencies at orbital locations. In addition, through commercial arrangements, Telesat has the right to use certain frequencies for which the Kingdom of Tonga has the rights. Authorized frequencies include those already used by its current satellites, and additional frequencies at various orbital locations that must be brought into use within specified time limits.

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

The process of ITU filing and notification in the MIFR of frequencies spans a period of seven to eight years, or longer, depending upon the frequency band and the various provisions of the ITU Radio Regulations that may be invoked. Telesat’s authorized frequencies are in various stages of the coordination and notification process. Many frequencies have completed the process and have been registered in the MIFR. In other cases, coordination is on-going so that entry into the MIFR is pending. This is typical for satellite operators. Depending upon the outcome of coordination discussions with other satellite operators Telesat may need to make concessions in terms of how a frequency may be used. This, in turn, could have a material adverse impact on Telesat’s financial condition, as well as on the value of its business. The failure to reach an appropriate arrangement with such satellite operators may render it impossible to secure entry into the MIFR and result in substantial restrictions on the use and operations of Telesat’s existing satellites at their orbital locations. In the event disputes arise during the coordination process or thereafter, the ITU Radio Regulations set forth procedures for resolving disputes but do not contain a mandatory dispute resolution mechanism or an enforcement mechanism. Rather, the rules invite a consensual dispute resolution process for parties to reach a mutually acceptable agreement. Neither the rules nor international law provide a clear remedy for a party where this voluntary process fails.

Although non-governmental entities, including Telesat, participate at the ITU, only national administrations have full standing as ITU members. Consequently, Telesat must ultimately rely on the administrations of Canada, the United States, Brazil, the United Kingdom and the Kingdom of Tonga to represent its interests, including submitting and coordinating the ITU satellite networks that provide orbital locations and frequency information within the ITU process described above.

PATENTS AND PROPRIETARY RIGHTS

As of December 31, 2013, Telesat had seven patents, all in the United States. These patents expire between 2018 and 2027. Telesat also has several pending domestic and international patent applications.

There can be no assurance that any of the foregoing pending patent applications will be issued. Moreover, there can be no assurance that infringement of existing third party patents has not occurred or will not occur. Additionally, because the patent application process is confidential, there can be no assurance that third parties, including competitors, do not have patents pending that could result in issued patents which Telesat may infringe. In such event, Telesat may be restricted from continuing the infringing activities, which could adversely affect its business, or Telesat may be required to obtain a license from a patent holder and pay royalties, which would increase the cost of doing business.

RESEARCH AND DEVELOPMENT

Telesat’s research and development expenditures are incurred for the studies associated with advanced satellite system designs and experimentation and development of space, satellite and ground communications products. This also includes the development of innovative and cost effective satellite applications for the various customer segments it serves.

FOREIGN OPERATIONS

Telesat’s revenues from non-U.S. customers, primarily in Canada, Asia, Europe and Latin America represented 69%, 68% and 69% of its consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, 2012 and 2011, substantially all of its long-lived assets were located outside of the United States, primarily in Canada, with the exception of in-orbit satellites. (See Item 1A – “Risk Factors – Telesat is subject to risks associated with doing business internationally.”)

EMPLOYEES

As of December 31, 2013, Loral had 22 full time employees.

As of December 31, 2013, Telesat and its subsidiaries had approximately 423 full and part time employees, approximately 3% of whom are subject to collective bargaining agreements. Telesat’s employee body is primarily comprised of professional engineering, sales and marketing staff, administrative staff and skilled technical workers. Telesat considers its employee relations to be good.

OTHER

Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization, as modified.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our web site, www.loral.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Copies of these documents also are available in print, without charge, from Loral’s Investor Relations Department, 888 Seventh Avenue, New York, NY 10106. Loral’s web site is an inactive textual reference only, meaning that the information contained on the web site is not part of this report and is not incorporated in this report by reference.

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

At December 31, 2013, Telesat had outstanding indebtedness of CAD 3.4 billion and additional borrowing capacity of CAD 140 million under its revolving facility, based on a U.S. dollar/Canadian dollar exchange rate of $1.00/CAD 1.0623. Approximately CAD 2.5 billion of this total borrowing capacity is debt that is secured by substantially all of the assets of Telesat. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat.

Borrowings under Telesat’s Senior Secured Credit Facilities are at variable rates of interest and expose Telesat to interest rate risk. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a CAD 6.5 million change in annual interest expense on indebtedness under the Senior Secured Credit Facilities. Telesat has entered into, and in the future it may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. Telesat may not, however, maintain interest rate swaps with respect to all of its variable rate indebtedness, and any swaps Telesat enters into may not fully mitigate its interest rate risk, may prove disadvantageous or may create additional risks.

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

If Telesat is unable to repay or refinance its secured indebtedness when due (whether at the maturity date or upon acceleration as a result of a default), the lenders will have the right to proceed against the collateral granted to them to secure such indebtedness, which consists of substantially all of the assets of Telesat and its subsidiaries. Telesat’s ability to make payments on, or repay or refinance, its debt, will depend largely upon its future operating performance and market conditions. Disruptions in the financial markets could make it more difficult to renew or extend Telesat’s facilities at current commitment levels on similar terms or at all. In the event that Telesat is not able to service or refinance its indebtedness, there would be a material adverse effect on the value of our equity investment in Telesat.

Telesat’s financial results and our U.S. dollar reporting of Telesat’s financial results will be affected by volatility in the Canadian/U.S. dollar exchange rate.

Portions of Telesat’s revenue, expenses and debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate may have a negative impact on Telesat’s financial results and affect the ability of Telesat to repay or refinance its borrowings. Telesat’s main currency exposures as of December 31, 2013 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations on the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2013, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $141 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. Loral reports its investment in Telesat using the equity method of accounting. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how our financial results as they relate to Telesat are reported in our consolidated financial statements. During 2013, the exchange rate moved from US$1.00/CAD 0.9921 at December 31, 2012 to US$1.00/CAD 1.0623 at December 31, 2013.

While we own 62.8% of Telesat on an economic basis, we own only 32.7% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.

While we own 62.8% of the economic interests in Telesat, we hold only 32.7% of its voting interests. Although the restrictions on foreign ownership of Canadian satellites have been removed by the government of Canada, we are still subject to our shareholders agreement with the Public Sector Pension Investment Board (“PSP”) and the articles of incorporation of Telesat Holdco, which do not allow us to own more voting stock of Telesat Holdco than we currently own. Also, under our shareholders agreement, the governance and management of Telesat is vested in its 10-member Board of Directors, comprised of three Loral-appointed directors, three PSP-appointed directors and four independent directors, two of whom also own Telesat shares with nominal economic value and 31.05% and 6.82% of the voting interests for Telesat directors, respectively. While we own a greater voting interest in Telesat than any other single stockholder with respect to election of directors and we and PSP, which owns 29.4% of the voting interests for directors and 67.3% of the voting interests for all other matters, together own a majority of Telesat’s voting power, circumstances may occur where our interests and those of PSP diverge or are in conflict. For example, it is likely that any strategic transaction involving our ownership interests in Telesat that we wish to pursue will require the cooperation of PSP, and PSP may not share our objectives or wish to pursue transactions in which we are interested or any transaction at all. In the event that our interests differ from those of PSP, PSP, with the agreement of at least three of the four independent directors, may, subject to veto rights that we have under Telesat’s shareholders agreement, cause Telesat to take actions contrary to our wishes. These veto rights are, however, limited to certain extraordinary actions — for example, the incurrence of more than $100 million of indebtedness or the purchase of assets at a cost in excess of $100 million. Moreover, our right to block these actions under the shareholders agreement falls away if, subject to certain exceptions, either (i) ownership or control, directly or indirectly by Dr. Mark H. Rachesky (President of MHR Fund Management LLC, or MHR, which, through its affiliated funds is our largest stockholder) of our voting stock falls below certain levels other than in certain specified circumstances or (ii) there is a change in the composition of a majority of the members of Loral’s board of directors over a consecutive two-year period without the approval of the incumbent directors.

We may face indemnification claims from our sale of SS/L.

In the fourth quarter of 2012, we completed the sale of our subsidiary, SS/L, to MDA. Under the terms of the purchase agreement related to the SS/L sale, we are obligated to indemnify MDA for (1) pre-closing taxes; and (2) Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement) relating to the ViaSat lawsuit, subject to certain sharing formulas and caps. MDA has the right to offset against payments due to us under the Land Note, amounts that have been finally determined to be due pursuant to those indemnification claims. In certain circumstances, MDA has the right to deposit amounts due to us under the Land Note in escrow until pending indemnification claims are resolved. Indemnification claims under the Purchase Agreement could exceed amounts due to us pursuant to the Land Note requiring us to use our existing liquidity to pay such claims. To date, other than with respect to the ViaSat lawsuit, MDA has submitted one unresolved claim for indemnification which relates to pre-closing taxes. We intend vigorously to contest the underlying tax assessment, but there can be no assurance that we will be successful. MDA has also asserted that Loral is obligated to defend and indemnify SS/L with respect to a second patent infringement lawsuit brought by ViaSat against SS/L. We have rejected MDA’s assertion that it is obligated to defend and indemnify SS/L on the basis that the new lawsuit does not fall within our defense and indemnification obligations under the Purchase Agreement. The parties have agreed, however, to defer determination of whether Loral is obligated to defend and indemnify SS/L for the new lawsuit until the earlier of judgment or settlement of either of the ViaSat actions and October 25, 2016. There can be no assurance that a dispute will not arise as to whether Loral is obligated to defend and indemnify SS/L for the new ViaSat lawsuit or if such a dispute were to arise that Loral would prevail. We may not be able to settle indemnification claims at or below the recorded value in our financial statements, and indemnification claims under the Purchase Agreement, whether pending now or made in the future, could have a material adverse effect on our financial condition, including liquidity, and results of operations.

Loral Space & Communications Inc., the parent company, is a holding company with no current operations; we are dependent on cash flow from our affiliates to meet our financial obligations.

The parent company is a holding company with ownership interests in Telesat and XTAR, LLC (“XTAR”). The parent company has no independent operations or operating assets and has ongoing cash requirements. The ability of Telesat and XTAR to make payments or distributions to the parent company, whether as dividends or as payments under applicable management and consulting agreements or otherwise, will depend on their operating results, including their ability to satisfy their own cash flow requirements and obligations including, without limitation, their debt service obligations. Moreover, covenants contained in the debt agreements of Telesat impose limitations on its ability to dividend funds to the parent company. Even if the applicable debt covenants would permit Telesat to pay dividends, the parent company will not have the ability to cause Telesat to do so. See above “While we own 62.8% of Telesat on an economic basis, we own only 32.7% of its voting stock and therefore do not have the right to elect or appoint a majority of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.” Likewise, any dividend payments by XTAR would require the prior consent of our Spanish partner in the joint venture.

The parent company earns a consulting fee of $5 million a year from Telesat. Telesat’s loan documents generally permit this consulting fee from Telesat to be paid to the parent company in cash except if the senior secured leverage ratio under Telesat’s credit and note agreements is greater than 5.25 to 1. When the ratio is greater than 5.25 to 1.0, the consulting fee is paid through the issuance of promissory notes to Loral with an interest rate of 7% and a maturity date of October 31, 2018.  Whether Telesat meets the financial performance criteria to enable payment is dependent upon, among other things, foreign exchange rates which are constantly fluctuating. We had notes receivable from Telesat of nil and $1.3 million as of December 31, 2013 and 2012, respectively, related to payment of consulting fees. It is uncertain at this time whether Telesat will be permitted to continue to pay the consulting fee in cash in the future.

In connection with our assignment in March 2011 to Telesat of our interest in the Canadian payload on the Viasat-1 satellite, Telesat agreed that, if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers during the first four years after the commencement of service using the supplemental capacity. Loral earned $1.3 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively, and had a receivable of $0.3 million as of December 31, 2013 under this revenue share. There can be no assurance that Loral will receive significant revenues in future years under this agreement.

XTAR has not generated sufficient revenues to meet all of its contractual obligations, which are substantial.

XTAR’s take-up rate in its service has been slower than anticipated. As a result, it has deferred certain payments owed to us, Hisdesat and Telesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite. These lease obligations were $25 million in 2013 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite, which is estimated to be in 2022. In addition, XTAR has entered into an agreement with Hisdesat whereby the past due balance on the Spainsat transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, became payable to Hisdesat over 12 years through annual payments of $5 million. XTAR’s lease and other obligations to Hisdesat, which will aggregate in excess of $376 million over the life of the satellite, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these obligations, as well as payments of other amounts owed to us, Hisdesat and Telesat in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these obligations will continue to accrue and grow, which may have a material and adverse effect on our equity interest in XTAR. As of December 31, 2013, $6.9 million was due to Loral from XTAR.

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

We have explored, are exploring and expect in the future to explore various strategic transactions; this process may have an adverse effect on our financial condition and results of operations whether or not a transaction is ultimately consummated.

We have previously explored, and are exploring, potential strategic transactions involving Telesat. In the future, we expect to continue to pursue strategic alternatives involving Telesat with the goal of maximizing shareholder value. The process of pursuing a strategic transaction will result in transaction costs and may result in the diversion of the attention of operating management of Telesat from business operations, the disclosure of confidential information to competitors or potential customers as part of a due diligence process and an adverse perception of Telesat in the marketplace which could, among other things, adversely affect Telesat’s ability to win new business. Any of such results could have a material adverse effect on our financial condition and results of operations whether or not a strategic transaction is consummated. There can be no assurance whether or when any transaction involving Loral or Telesat will occur, and, even if a transaction is consummated, there can be no assurance as to whether or to what degree such a transaction will be successful in maximizing value to our shareholders.

We may explore and evaluate possible strategic transactions and alliances other than those involving Telesat which require financing which may not be available at all or on favorable terms.

Loral may, in addition to exploring strategic transactions involving Telesat, from time to time, explore and evaluate possible strategic transactions and alliances which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds are likely to be required. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all.

As part of our business strategy, we or Telesat may complete acquisitions or dispositions, undertake restructuring efforts or engage in other strategic transactions. These actions could adversely affect our or Telesat’s business, results of operations and financial condition.

As part of our business strategy, we or Telesat may engage in discussions with third parties regarding, or enter into agreements relating to, acquisitions, dispositions, restructuring efforts or other strategic transactions in order to manage our or Telesat’s product and technology portfolios or further our strategic objectives. In order to pursue this strategy successfully, we must identify suitable acquisition or alliance candidates and complete these transactions, some of which may be large and complex. Any of these activities may result in disruptions to our business and may not produce the full efficiency and cost reduction benefits anticipated.

Instability in financial markets could adversely affect our ability to access additional capital.

In past years, the volatility and disruption in the capital and credit markets reached unprecedented levels. If these conditions reoccur, there can be no assurance that we will not experience a material adverse effect on our ability to borrow money or have access to capital, if needed. Lenders may be unable or unwilling to lend money. In addition, if we determine that it is appropriate or necessary to raise capital in the future, the future cost of raising funds through the debt or equity markets may be expensive or those markets may be unavailable. If we were unable to raise funds through debt or equity markets, it could have a material adverse effect on our business, results of operations and financial condition.

The Telesat information in this report other than the information included in the audited financial statements is based solely on information provided to us by Telesat.

Because we do not control Telesat, we do not have the same control and certification processes with respect to the information contained in this report on our satellite services segment that we would have if we controlled Telesat. We are also not involved in managing Telesat’s day-to-day operations. Accordingly, the Telesat information contained in this report other than the information included in the audited financial statements is based solely on information provided to us by Telesat and has not been separately verified by us.

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

Telesat has been forced to remove satellites from service prematurely in the past due to an unexpected reduction in their previously anticipated end-of-orbital maneuver life. It is possible that the actual orbital maneuver lives of one or more of Telesat’s existing satellites may also be shorter than originally anticipated. Further, on some of Telesat’s satellites it is anticipated that the total available payload capacity may need to be reduced prior to the satellite reaching its end-of-orbital maneuver life.

Telesat periodically reviews the expected orbital maneuver lives of each of its satellites using current engineering data. A reduction in the orbital maneuver life of any of Telesat’s satellites could result in a reduction of the revenues generated by that satellite, the recognition of an impairment loss and an acceleration of capital expenditures. To the extent Telesat is required to reduce the available payload capacity prior to the end of a satellite’s orbital maneuver life, its revenues from the satellite would be reduced.

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

Telesat’s insurance will not protect it against all satellite-related losses. Further, Telesat may not be able to renew insurance on its existing satellites or obtain insurance on future satellites on acceptable terms or at all, and, for certain of Telesat’s existing satellites, Telesat has elected to forego obtaining insurance.

Telesat’s current satellite insurance does not protect it against all satellite-related losses that it may experience, and it does not have in-orbit insurance coverage for all of the satellites in its fleet. As of December 31, 2013, the total net book value of Telesat’s five in-orbit satellites for which it does not have insurance is approximately CAD 99 million. Telesat’s insurance does not protect it against business interruption, loss of revenues or delay of revenues. In addition, Telesat does not insure the net book value of performance incentives that may be payable to a satellite’s manufacturer as these are payable only to the extent that the satellite operates in accordance with contracted technical specifications. Telesat’s existing launch and in-orbit insurance policies include, and any future policies that Telesat obtains can be expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage or losses arising from acts of war, anti-satellite devices, electromagnetic or radio frequency interference and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for satellite health-related problems affecting Telesat’s satellites that are known at the time the policy is written or renewed. Any claims under existing policies are subject to settlement with the insurers and may, in some instances, be payable to Telesat’s customers.

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

Subject to the requirements of Telesat’s senior secured credit facilities and the indenture governing Telesat’s senior notes, Telesat may elect to reduce or eliminate insurance coverage for certain of its existing satellites, or elect not to obtain insurance policies for its future satellites, especially if exclusions make such policies ineffective, the costs of coverage make such insurance impractical or if self-insurance is deemed more effective.

Replacing a satellite upon the end of its service life will require Telesat to make significant expenditures and may require Telesat to obtain shareholder approval.

To ensure no disruption in Telesat’s business and to prevent loss of its customers, Telesat will be required to commence construction of a replacement satellite approximately five years prior to the expected end of service life of the satellite then in orbit. Typically, it costs in the range of $250 million to $300 million to construct, launch and insure a satellite. There can be no assurance that Telesat will have sufficient cash, cash flow or be able to obtain third party or shareholder financing to fund such expenditures on favorable terms, if at all, or that Telesat will obtain shareholder approval, where required, to procure replacement satellites. Certain of Telesat’s satellites are nearing their expected end-of-orbital maneuver lives. Should Telesat not have sufficient funds available to replace those satellites or should Telesat not receive approval from its shareholders, where required, to purchase replacement satellites, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

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

Telesat expects a substantial portion of its ongoing business will continue to be in the Canadian domestic market. This market is characterized by increasing competition among satellite providers and rapid technological development. Historically, the Canadian regulatory framework has required the use of Canadian-licensed satellites for the delivery of DTH programming in Canada. It is possible that this framework could change and allow non-Canadian satellite operators that have adequate service coverage in Canadian territory to compete for future business from Telesat’s DTH customers. In 2007, Industry Canada awarded a spectrum which is suitable for providing services to Canadian customers, including DTH, to Ciel Satellite Group which was at the time Canadian controlled but has since become controlled by a foreign entity, SES S.A. the world’s second largest FSS satellite operator. In addition, in 2009, Industry Canada authorized FreeHD Canada to use a foreign-based satellite for the provision for DTH services on an interim basis. Industry Canada subsequently awarded FreeHD a license to use 12 and 14 GHz spectrum at the 95.5°W orbital position to operate an interim satellite. Industry Canada also provided approval in principle to 95.5°W Canadian Satellite Communications Inc. to develop and operate a 17 GHz broadcasting service satellite at 95°W.

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

The implementation of new technologies or the improvement of existing technologies may reduce the transponder capacity needed to transmit a given amount of information thereby reducing the total demand for capacity. For example, improvements in signal compression could allow Telesat’s customers to transmit the same amount of data using a reduced amount of capacity. The introduction of Ka-band, high throughput satellites, such as ViaSat-1, which are able to transmit substantially more content per transponder than pre-existing Ka-band satellites, may decrease demand and/or prices for pre-existing Ka-band capacity as well as C-band and Ku-band capacity. Additional Ka-band, high throughput satellites are currently under construction (ViaSat-2 and Jupiter 2). While Telesat owns the Canadian Payload on ViaSat-1, the introduction of more Ka-band, high throughput satellites by other operators into the markets in which Telesat participates could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Telesat’s business may be negatively impacted by the growth of ‘‘over-the-top’’ (“OTT”) video distribution (e.g., Netflix). This type of distribution involves delivery of broadcasting services through an internet service provider that is not involved in the control or distribution of the content itself. The growth of OTT distribution may have a negative impact on the demand for the services of some of Telesat’s large customers in the video distribution business and could result in lessened demand for Telesat’s satellite capacity.

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

For the year ended December 31, 2013, Telesat’s top five customers together accounted for approximately 53% of its revenues. At December 31, 2013, Telesat’s top five backlog customers together accounted for approximately 84% of its backlog. If any of Telesat’s major customers chose to not renew its contract or contracts at the expiration of the existing terms or sought to negotiate concessions, particularly on price, that could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services (or becoming unable to pay for services they had contracted to buy). In addition, some of Telesat’s customers’ industries are undergoing significant consolidation, and Telesat’s customers may be acquired by each other or other companies, including by Telesat’s competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and Telesat’s customers may in the future default, on their obligations to Telesat due to bankruptcy, lack of liquidity, operational failure or other reasons. Such defaults could adversely affect Telesat’s revenue, operating margins and cash flows. If Telesat’s contracted revenue backlog is reduced due to the financial difficulties of its customers, Telesat’s revenue, operating margins and cash flows would be further negatively impacted.

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

In Canada, Telesat’s operations are subject to regulation and licensing by Industry Canada pursuant to the Radiocommunication Act (Canada) and by the Canadian Radio-Television and Telecommunications Commission (‘‘CRTC’’), under the Telecommunications Act (Canada). Industry Canada has the authority to issue licenses, establish standards, assign Canadian orbital locations, and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for Industry Canada has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses, and to suspend or even revoke them. The CRTC has authority over the allocation (and reallocation) of satellite capacity to particular broadcasting undertakings. Some of Telesat’s service agreements are subject to CRTC approval. Telesat is required to pay different forms of ‘‘universal service’’ charges in Canada and have certain research and development obligations that do not apply to other satellite operators with which it competes. These rates and obligations could change at any time. In December 2013, the CRTC announced that in 2014 it will undertake an inquiry to examine satellite services offered in Canada, including the rates charged by satellite operators. The results of that inquiry may affect Telesat’s regulatory framework and could result in more onerous restrictions being imposed on its business or could otherwise have an adverse effect on its operations and financial performance.

In the United States, the Federal Communications Commission (‘‘FCC’’) regulates the provision of satellite services to, from, or within the United States. Certain of Telesat’s satellites are owned and operated through a U.S. subsidiary and are regulated by the FCC. In addition, to facilitate the provision of FSS satellite services in C-, Ku- and Ka-band frequencies in the United States market, foreign licensed operators can apply to have their satellites placed on the FCC’s Permitted Space Station List. Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3 and Telstar 14R/Estrela do Sul 2 satellites are currently on this list. The export from the United States of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations, in particular the International Traffic in Arms Regulations (“ITAR”) which currently includes satellites on the list of items requiring export permits. These ITAR provisions have constrained Telesat’s access to technical information and have had a negative impact on its international consulting revenues. In addition, Telesat and its satellite manufacturers may not be able to obtain and maintain necessary export authorizations which could adversely affect its ability to procure new United States-manufactured satellites; control its existing satellites; acquire launch services; obtain insurance and pursue its rights under insurance policies; or conduct its satellite-related operations and consulting activities.

Telesat also operates satellites through licenses granted by, and are subject to regulations in, countries other than Canada and the United States. For example, the Brazilian national telecommunications agency, ANATEL, has authorized Telesat, through its subsidiary, Telesat Brasil Capacidade de Satélites Ltda. (‘‘TBCS’’), to operate Telstar 14R/Estrela do Sul 2, a Ku-band FSS satellite at 63° WL pursuant to a Concession Agreement. Telstar 18 operates at the 138° EL orbital location under an agreement with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga. Although Telesat’s agreement with APT provides it with renewal rights with respect to a replacement satellite at this orbital location, Telesat is relying on third parties to secure those orbital location rights and there can be no assurance that they will be granted at all or on a timely basis. Should Telesat be unsuccessful in obtaining renewal rights for the orbital location, because of the control over the orbital location exercised by Tonga or for other reasons, or Telesat otherwise fails to enter into agreements with APT with respect to such replacement satellite, all revenues obtained from Telstar 18 would cease and could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

In addition to regulatory requirements governing the use of orbital locations, most countries regulate transmission of signals to and from their territory, and Telesat is required to obtain and maintain authorizations to carry on business in the countries in which Telesat operates.

If Telesat fails to obtain or maintain particular authorizations on acceptable terms, such failure could delay or prevent Telesat from offering some or all of its services and adversely affect its results of operations, business prospects and financial condition. In particular, Telesat may not be able to obtain all of the required regulatory authorizations for the construction, launch and operation of any of its future satellites, for the orbital locations and spectrum for these satellites and for its ground infrastructure, on acceptable terms or at all. Even if Telesat were able to obtain the necessary authorizations and orbital locations, the licenses Telesat obtains may impose significant operational restrictions, or not protect Telesat from interference that could affect the use of its satellites. Countries or their regulatory authorities may adopt new laws, policies or regulations, or change their interpretation of existing laws, policies or regulations, that could cause Telesat’s existing authorizations to be changed or cancelled, require Telesat to incur additional costs, impose or change existing pricing, or otherwise adversely affect its operations or revenues. As a result, any currently held regulatory authorizations are subject to rescission and renewal and may not remain sufficient or additional authorizations may be necessary that Telesat may not be able to obtain on a timely basis or on terms that are not unduly costly or burdensome. Further, because the regulatory schemes vary by country, Telesat may be subject to regulations in foreign countries of which Telesat is not presently aware that it is not in compliance with, and as a result could be subject to sanctions by a foreign government.

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

The ITU Radio Regulations also establish operating procedures for satellite networks and prescribe detailed coordination, notification and recording procedures. With respect to the frequencies used by commercial geostationary satellites, the ITU Radio Regulations set forth a process for protecting earlier-registered satellite systems from interference from later-registered satellite systems. In order to comply with these rules, Telesat must coordinate the operation of its satellites, including any replacement satellite that has performance characteristics that are different from those of the satellite it replaces, with other satellites. This process requires potentially lengthy and costly negotiations with parties who operate or intend to operate satellites that could affect or be affected by Telesat’s satellites. For example, as part of Telesat’s coordination effort on Telstar 12, Telesat agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat S.A. (“Eutelsat”) for the life of the satellite and has retained risk of loss with respect to those transponders. Telesat also granted Eutelsat the right to acquire, at cost, four transponders on the replacement satellite for Telstar 12. Telesat has leased back from Eutelsat three of the four transponders to provide service to its customers. In addition, the Russian Satellite Communications Company (“RSCC”) is launching a satellite to operate at 14° WL, adjacent to the location of Telesat’s Telstar 12 at 15° WL. In the fourth quarter of 2013, Telesat resolved a longstanding coordination issue with RSCC regarding priority rights over certain frequencies. Pursuant to its coordination agreement with RSCC, Telesat will be required to cease using certain frequencies on its Telesat 12 satellite as soon as RSCC’s satellite is launched and commences service, which will require Telesat to relocate some of its customers on to alternate frequencies.

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

In accordance with the ITU Radio Regulations, governments have rights to use certain orbital locations and frequencies. Certain of these governments have in turn authorized Telesat to use several orbital locations and radio frequencies in addition to those used by its current satellites. Under the ITU Radio Regulations, Telesat must bring into use (“BIU”) these orbital locations and frequencies within a fixed period of time, or the governments in question would lose their priority rights and the orbital location, and frequencies likely would become available for use by another satellite operator. Prior to the WRC which took place in February 2012, the ITU Radio Regulations did not expressly address the manner of use or duration of use required to BIU an orbital location. At the 2012 WRC the ITU Radio Regulations were amended to expressly require, among other things, a minimum duration that a suitable satellite must be deployed and maintained at an orbital location to BIU frequency assignments at that location. In view of these requirements, it may be more difficult and/or costly to preserve unused orbital locations and frequencies and Telesat may not be able to do so. In addition, the governments that have authorized Telesat to use these orbital locations have generally conditioned such use on Telesat meeting certain milestones, including making use of the orbital location by a specified time. If Telesat is unable to place satellites into currently unused orbital locations by specified deadlines and in a manner that satisfies the ITU Radio Regulations, national regulatory requirements, if the ITU and national regulation or requirements were to change, or if Telesat is unable to maintain satellites at the orbital locations that it currently uses, Telesat may lose its rights to use these orbital locations and the locations could become available for other satellite operators to use. The loss of one or more of Telesat’s orbital locations could negatively affect its plans and its ability to implement its business strategy.

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

As of December 31, 2013, Telesat had outstanding senior secured credit facilities consisting of: a CAD 475 million term loan A maturing in March 2017; a CAD 139 million term loan B maturing in March 2019; and a $1.733 billion term loan B maturing in March 2019. Together with Telesat’s CAD 140 million revolving credit facility, the U.S. term loan B is subject to a springing maturity which will occur on February 13, 2017 if Telesat’s notes are not refinanced by that date. Telesat will need to refinance all or a portion of this indebtedness on or before maturity. Disruptions in the financial markets have occurred in the past and are likely to reoccur again in the future, which could make it more difficult to renew or extend the facilities at current commitment levels, on similar terms or at all. A reduced commitment from the lenders, increased borrowing costs or modification to the financial covenant would result in an increase in Telesat’s financing costs and/or a decrease in its liquidity, which could adversely affect Telesat’s growth, its financial condition, its results of operations and its ability to make debt payments, including repayments on the Notes when they become due.

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

Any delays in the design, construction or launch of Telesat’s satellites could have a material adverse effect on its business, financial condition and results of operations. There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality Telesat requires, including Airbus Defense and Space, Thales Alenia Space, Boeing, Lockheed Martin, Orbital and SS/L. There are also a limited number of suppliers able to launch such satellites, including International Launch Services, Arianespace, Mitsubishi Heavy Industries, Space X, Lockheed Martin and Sea Launch. Should any of Telesat’s suppliers’ businesses fail, it would reduce competition and could increase the cost of satellites and launch services. Adverse events with respect to any of Telesat’s manufacturers or launch suppliers could also result in the delay of the design, construction or launch of its satellites. General economic conditions may also affect the ability of Telesat’s manufacturers and launch suppliers to provide services on commercially reasonable terms or to fulfill their obligations in terms of manufacturing schedules, launch dates, pricing or other items. Even where alternate suppliers for such services are available, Telesat may have difficulty identifying them in a timely manner, it may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of its satellites.

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

The assets on Telesat’s consolidated balance sheet as of December 31, 2013 include goodwill valued at approximately CAD 2,447 million and other intangible assets valued at approximately CAD 845 million. A valuation of goodwill and other intangible assets (such as orbital locations) with indefinite useful lives is undertaken on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount is likely to exceed their recoverable amount. Telesat measures for impairment using a projected discounted cash flow method and confirms the assessment using other valuation methods. If the asset’s carrying value is more than its recoverable amount, the difference is recorded as a reduction in the amount of the asset on the balance sheet and an impairment charge in the statement of earnings. Testing for impairment requires significant subjective judgments by management. Any changes in the estimates used could have a material impact on the calculation of the recoverable amount and result in an impairment charge. Telesat cannot predict whether an event that triggers impairment will occur, when it will occur or how it will affect the reported asset values. If Telesat’s goodwill or other intangible assets are deemed to be impaired in whole or in part, it could be required to reduce or write off such assets, which could have a material adverse effect on its financial condition.

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

We and SS/L are involved in a patent infringement and breach of contract lawsuit with ViaSat, details of which can be found in Note 15 to the Loral consolidated financial statements. Under the terms of the Purchase Agreement relating to our sale of SS/L, we are obligated to indemnify SS/L for all Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement), subject to certain capped cost-sharing by SS/L. There can be no assurance that our or SS/L’s defenses and counterclaims will be successful with respect to all or some of ViaSat’s claims or that SS/L will prevail with respect to its assertion that ViaSat has infringed SS/L patents. A decision against us or against SS/L in this lawsuit could have a material adverse effect on our business, financial condition and results of operations.

MDA has asserted a right to indemnification against us with respect to a second lawsuit filed by ViaSat against SS/L; if it is ultimately determined that we are obligated to indemnify SS/L with respect to this new lawsuit, a decision against SS/L in this lawsuit could have a material adverse effect on our business, financial condition and results of operations.

MDA has asserted that we are obligated to defend and indemnify SS/L with respect to a second patent infringement lawsuit brought by ViaSat against SS/L. We have rejected MDA’s assertion that it is obligated to defend and indemnify SS/L on the basis that the new lawsuit does not fall within our defense and indemnification obligations under the Purchase Agreement. The parties have agreed, however, to defer determination of whether we are obligated to defend and indemnify SS/L for the new lawsuit until the earlier of judgment or settlement of either of the ViaSat actions and October 25, 2016. There can be no assurance that a dispute will not arise as to whether we are obligated to defend and indemnify SS/L for the new ViaSat lawsuit or if such a dispute were to arise that we would prevail. If it is ultimately determined that we are obligated to indemnify SS/L for this new lawsuit, a decision against SS/L in this lawsuit could have a material adverse effect on our business, financial condition and results of operations.

IV. Other Risks

Third parties have significant rights with respect to our affiliates.

Third parties have significant rights with respect to, and we do not have control over management of, our affiliates. For example, while we own 62.8% of the participating shares of Telesat, we own only 32.7% of the voting power. Also, Hisdesat enjoys substantial approval rights in regard to XTAR, our X-band joint venture. The rights of these third parties and fiduciary duties under applicable law could result in others acting or failing to act in ways that are not in our best interest. For example, it is likely that any strategic transaction involving Telesat or XTAR that we wish to pursue will require the cooperation of our joint venture partners, and our partners may not share our objectives or wish to pursue a transaction in which we are interested or any transaction at all.

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

Telesat’s and our ability to operate our respective businesses depends, in part, on the continuing operation of Telesat’s and our information technology and communications systems, which are an integral part of Telesat’s and our businesses. We and Telesat rely on our information and communication systems, as well as software applications developed internally and externally to, among other things, effectively manage the accounting and financial functions, including maintaining internal controls, operate Telesat’s satellites and satellites for third parties, provide consulting services by Telesat to customers and transmit customer proprietary and/or confidential content and data. Although we and Telesat take steps to secure information and communications systems, including computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures implemented have not always been effective. While we and Telesat continue to bolster systems with additional security measures, and, working with external experts, mitigate the risk of security breaches, systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, inclement weather, natural or man-made disasters, earthquakes, explosions, terrorist attacks, floods, fires, cyber-attacks, computer viruses, power loss, telecommunications or equipment failures, transportation interruptions, accidents or other disruptive events or attempts to harm our or Telesat’s systems. In addition, Telesat’s and our facilities are also potentially vulnerable to break-ins, sabotage and intentional acts of vandalism. Moreover, some of these systems are not fully redundant, and disaster recovery planning cannot account for all eventualities. Telesat’s and our business and operations could be adversely affected if, as a result of a significant cyber event or otherwise, operations are disrupted or shut down, confidential or proprietary information is stolen or disclosed, costs are incurred or fines are required in connection with confidential or export-controlled information that is disclosed, significant resources are dedicated to system repairs or to increase cyber security protection or we or Telesat otherwise incur significant litigation or other costs as a result of any such event. While Telesat’s or our insurance coverage could offset losses relating to some of these types of events, to the extent any such losses are not covered by insurance, a serious disruption to systems could significantly limit Telesat’s or our ability to manage and operate our business efficiently, which in turn could have a material adverse effect on our business, results of operations and financial condition.

MHR may be viewed as our controlling stockholder and may have conflicts of interest with us in the future.

As of December 31, 2013, various funds affiliated with MHR and Dr. Rachesky held approximately 38.0% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 57.1% of the outstanding common equity of Loral as of December 31, 2013. As of February 14, 2014, a representative of MHR occupies one of the seven seats on our board of directors. One seat on our board is occupied by a former managing principal of MHR, and one seat, previously occupied by a former managing principal of MHR, is currently vacant. In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Mark H. Rachesky, President of MHR, of our voting stock falls below certain levels other than in certain specific circumstances or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period without the approval of the incumbent directors, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

There is a thin trading market for our voting common stock.

Trading activity in our voting common stock, which is listed on the NASDAQ National Market, has generally been light, averaging approximately 57,000 shares per day for the year ended December 31, 2013. Moreover, over 50% of our voting common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the voting common stock and non-voting common stock they hold in Loral that effectively eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral voting common stock and non-voting common stock that would also, if exercised, effectively eliminate such restrictions. In addition, our board of directors has authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 800,000 shares of our voting common stock. To the extent the Company does repurchase shares (through 2013, we purchased 154,494 shares of voting common stock), the number of shares available for trading in the market will be reduced thereby increasing further the illiquidity of our stock.

The market for our voting common stock could be adversely affected by future issuance of significant amounts of our voting common stock.

As of December 31, 2013, 21,414,212 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were also outstanding 84,213 vested restricted stock units. These restricted stock units may be settled either in cash or Loral voting common stock at the Company’s option. As of December 31, 2013, 1,319,533 shares of our voting common stock were available for future grants under our stock incentive plan. The number of shares available for grant would be reduced if outstanding SS/L phantom stock appreciation rights are settled in Loral voting common stock. Moreover, we may further amend our stock incentive plan in the future to provide for additional increases in the number of shares available for grant thereunder.

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

As of December 31, 2013, we had various tax attributes including federal net operating loss carryforwards, or NOLs, of approximately $290 million, state NOLs, primarily New York ($24.1 million) and California ($77.8 million), and federal and state tax credits, that are available to offset future tax liability (see Notes 2 and 8 to the Loral consolidated financial statements for a description of the accounting treatment of such tax attributes). As our reorganization on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these tax attributes existing at such effective date, is subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests, as determined on any applicable testing date. We would be adversely affected by an additional “ownership change” if, at the time of such change, the total market value of our equity multiplied by the federal applicable long-term tax exempt rate, which at December 31, 2013 was 3.5%, was less than $32.6 million. As of December 31, 2013, since the total market value of our equity ($2.5 billion) multiplied by the federal applicable long-term tax exempt rate was approximately $88 million, an “ownership change” as of that date would not have had an adverse effect.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate

We lease approximately 9,000 square feet of space for our corporate offices in New York.

Satellite Services

Telesat leases an area in its headquarters building of approximately 112,000 rentable square feet pursuant to a lease which commenced February 1, 2009 and provides for a 15 year term (terminable by Telesat Canada at any time after 10 years upon two years notice).

The Allan Park earth station, located northwest of Toronto, Ontario on approximately 65 acres of land, houses a customer support center and a technical control center. This facility is the single point of contact for Telesat’s international customers and is also the main earth station complex providing TT&C services for the satellites Telesat operates. The Allan Park earth station also houses Telesat’s backup satellite control center for the Nimiq and Anik satellites.

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

Our voting common stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral voting common stock as reported on the NASDAQ National Market from January 1, 2012 through December 31, 2013.

	High	Low
Year ended December 31, 2013
Quarter ended December 31, 2013	$81.36	$64.53
Quarter ended September 30, 2013	70.74	59.25
Quarter ended June 30, 2013	65.91	59.10
Quarter ended March 31, 2013	62.79	54.67
Year ended December 31, 2012
Quarter ended December 31, 2012	$85.84	$51.91
Quarter ended September 30, 2012	76.77	66.64
Quarter ended June 30, 2012	81.73	56.49
Quarter ended March 31, 2012	82.48	62.99

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

(b) Approximate Number of Holders of Common Stock

At February 14, 2014, there were 231 holders of record of our voting common stock and five holders of record of our non-voting common stock.

(c)	Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by Loral of its voting common stock that are registered pursuant to Section 12 of the Exchange Act. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of Loral’s voting common stock have been recorded as treasury shares.

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

(d) Dividends

On March 28, 2012, our Board of Directors declared a special dividend of $13.60 per share for an aggregate dividend of $417.6 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special dividend. As a result, options outstanding increased by 19,058 and restricted stock units (“RSUs”) increased by 6,875. Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President, who elected to receive the dividend at the $13.60 per share value, received 19,368 shares of Loral voting common stock, net of 18,774 shares to satisfy withholding taxes, in lieu of cash payments totaling $2.4 million on his RSU settlement date in June 2013 (see Note 10 to our consolidated financial statements).

On November 7, 2012, in connection with the receipt of the proceeds from the Sale, our Board of Directors declared a special distribution of $29.00 per share for an aggregate distribution of $892.1 million. The special distribution was paid on December 4, 2012 to holders of record of Loral voting and non-voting common stock as of November 19, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special distribution. Mr. Targoff, who elected to receive the special distribution related to his RSUs at the $29.00 per share value, received 41,300 shares of Loral voting common stock, net of 40,033 shares to satisfy withholding taxes, in lieu of cash payments totaling $5.1 million on his RSU settlement date in June 2013 (see Note 10 to our consolidated financial statements).

Loral’s ability to pay additional dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors.

(e) Securities Authorized for Issuance under Equity Compensation Plans

See Note 11 to the Loral consolidated financial statements for information regarding the Company’s stock incentive plan. Compensation information required by Item 11 will be presented in the Company’s 2014 definitive proxy statement which is incorporated herein by reference or by an amendment to this Annual Report on Form 10-K.

(f) Comparison of Cumulative Total Returns

Set forth below is a graph comparing the cumulative performance of our voting common stock with the NASDAQ Composite Index and the NASDAQ Telecommunications Index from December 31, 2008 to December 31, 2013. The graph assumes that $100 was invested on December 31, 2008 in each of our voting common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.

Cumulative Total Return
Based on an investment of $100 on December 31, 2008
with all dividends reinvested
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
Loral Space & Communications Inc. (LORL)
NASDAQ Composite Index (IXIC)
NASDAQ / Telecommunications Index (IXTC)

Item 6. Selected Financial Data

The following table sets forth our selected historical financial and operating data for each of the five years in the period ended December 31, 2013.

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

LORAL SPACE & COMMUNICATIONS INC.

(In thousands, except per share data)

	Year Ended December 31,
	2013		2012	2011		2010		2009
Statement of operations data:
(Loss) income from continuing operations before equity in net income of affiliates(1)		$(17,371)	$66,102		$(53,721)		$301,964		$(26,492)
Equity in net income of affiliates(2)		38,827	34,340		106,329		85,625		210,298
Income from continuing operations		21,456	100,442		52,608		387,589		183,806
(Loss) income from discontinued operations, net of tax(3)		(4,877)	320,649		74,566		99,752		47,896
Net income attributable to common shareholders		16,579	421,322		126,677		486,846		231,702
Income (loss) per share:
Basic income (loss) per share
Continuing operations		$0.70	$3.27		$1.72		$12.88		$6.18
Discontinued operations		(0.16)	10.45		2.41		3.30		1.61
		$0.54	$13.72		$4.13		$16.18		$7.79
Diluted income (loss) per share
Continuing operations		$0.67	$3.22		$1.54		$12.42		$6.13
Discontinued operations		(0.16)	10.35		2.38		3.21		1.60
		$0.51	$13.57		$3.92		$15.63		$7.73
Dividend and Distribution Data:
Cash dividends declared	$	―	$417,606	$	―	$	―	$	―
Per share		―	13.60		―		―		―
Cash distributions declared		―	892,147		―		―		―
Per share		―	29.00		―		―		―

	December 31,
	2013	2012	2011	2010	2009
Balance sheet data:
Cash and cash equivalents	$5,926	$87,370	$197,114	$165,801	$168,205
Total assets	327,740	378,992	1,836,153	1,754,909	1,253,452
Non-current liabilities	110,120	121,015	485,598	414,013	380,143
Total liabilities	119,830	192,531	888,568	853,960	821,461
Loral shareholders’ equity	207,910	186,461	946,459	900,320	431,991

(1)	During 2012, we recorded an $86.7 million income tax benefit after the statute of limitations for assessment of additional tax expired with regard to certain uncertain tax positions related to Old Loral and several of our federal and state income tax returns filed for 2007 and 2008 (see Note 8 to the Loral consolidated financial statements). During the fourth quarter of 2010, we determined, based on all available evidence, that a full valuation allowance was no longer required on our deferred tax assets and, therefore, $335.3 million of the valuation allowance was reversed as an income tax benefit.

(2)	Our principal affiliate is Telesat. Loral also has investments in XTAR and joint ventures providing Globalstar service, which are accounted for under the equity method.

(3)	We recorded a gain of $308.6 million, net of tax, in 2012 in connection with the sale of our wholly-owned subsidiary, SS/L, to MDA, which closed on November 2, 2012 (see Notes 1 and 3 to the Loral consolidated financial statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements (the “financial statements”) included in Item 15 of this Annual Report on Form 10-K.

Loral Space & Communications Inc., a Delaware corporation, together with its subsidiaries, is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services. Prior to completion of the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)) in 2012, we were also engaged in the satellite manufacturing business (see “Sale of SS/L” below).

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

Overview

Business

Loral has one operating segment consisting of satellite based communications services. Loral participates in satellite services operations through its ownership interest in Telesat Holdings Inc. (“Telesat Holdco”) which owns Telesat Canada (“Telesat”), a leading global fixed satellite services operator, with facilities around the world. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations.

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco, the world’s fourth largest satellite operator with approximately $4.7 billion of backlog as of December 31, 2013.

At December 31, 2013, Telesat provided satellite services to customers from its fleet of 14 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite.

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

Telesat believes its satellite fleet offers a strong combination of existing revenue backlog and a strong foundation upon which it will seek to continue to grow its revenue and cash flows. The growth is expected to come from satellite services using the available capacity on its existing fleet of in-orbit satellites including its Anik G1 satellite which began commercial service on May 8, 2013, and its Telstar 12 VANTAGE satellite, which is expected to be launched in late 2015.

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

In 2014, Telesat will remain focused on: increasing utilization on its existing satellites; the construction of Telstar 12 VANTAGE; identifying and pursuing opportunities to expand its satellite fleet; and maintaining cost and operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 47% of Telesat’s revenues received in Canada for the year ended December 31, 2013, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2013, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of December 31, 2013, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $141 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral, in December 2012, paid MDA $6.5 million as a result of the resolution of a contingency. Also, in April 2013, pursuant to the Purchase Agreement, we completed the final allocation of qualified pension plan assets between Loral and SS/L (see Note 13 to the financial statements).

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

General

Since the Sale, Loral’s principal asset continues to be its majority ownership interest in Telesat. With the goal of maximizing shareholder value, we have, with the agreement of our Canadian co-owner, Public Sector Pension Investment Board (“PSP”), commenced a process to explore potential strategic transactions involving the possible monetization of Loral’s interest in Telesat. The exact structure of any such transaction has not yet been determined. As currently contemplated, such a transaction would be accomplished through a disposition of Loral itself and would likely require the negotiation of a new shareholders agreement between the potential acquiror of Loral and PSP. There can be no assurance as to whether, when or on what terms a strategic transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any transaction involving Telesat or Loral’s interest therein will be achieved.

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

In connection with the Sale, Loral has restructured its corporate functions and has reduced the number of employees at its headquarters. In 2012, Loral charged approximately $11.8 million to general and administrative expenses, mainly for severance and related costs. For the years ended December 31, 2013 and 2012, Loral paid restructuring costs of approximately $3.3 million and $8.0 million, respectively. At December 31, 2013 and 2012, the liability recorded in the consolidated balance sheet for the restructuring was $0.5 million and $3.8 million, respectively, which includes all expected future payments under the restructuring plan relating to the Sale.

In connection with the corporate office restructuring as a result of the Sale, on December 13, 2012, Loral’s Board of Directors approved termination of Loral’s supplemental executive retirement plan (the “SERP”). The Company made lump sum payments of $17.7 million to the participants in the SERP in December 2013 in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder.

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

2013 Compared with 2012 and 2012 Compared with 2011

The following compares our consolidated results for 2013, 2012 and 2011 as presented in our financial statements:

General and Administrative Expenses

	Year Ended December 31,
	2013	2012	2011
	(In millions)
General and administrative expenses	$16.0	$28.8	$18.3

General and administrative expenses decreased by $12.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to severance expense of $11.8 million in 2012, and a reduction in compensation of $7.2 million in 2013 resulting from the restructuring of our corporate functions as a result of the Sale, partially offset by a $7.1 million increase in pension expense due to accelerated amortization as a result of the termination of our SERP.

General and administrative expenses increased by $10.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to severance expense of $11.8 million in 2012 in connection with the corporate restructuring as a result of the Sale.

Gain on Disposition of Net Assets

Gain on disposition of net assets for the year ended December 31, 2011 represents the gain associated with the sale of Loral’s portion of the ViaSat-1 payload and related net assets to Telesat, net of the elimination of Loral’s ownership interest in Telesat (see Note 16 to the financial statements).

Interest and Investment Income

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Interest and investment income	$1.2	$1.9	$3.1

Interest and investment income for 2013 consists primarily of interest on our cash balance and Land Note. Interest and investment income for 2012 consists primarily of interest income on long-term receivables due from Telesat for consulting fees. Interest and investment income for 2011 includes interest income of $1.7 million on directors and officers liability insurance claims and $1.3 million on long-term receivables due from Telesat for consulting fees.

Gain on Litigation, Net

For the year ended December 31, 2011, we recorded income of $4.5 million which represents the recovery under our directors and officers insurance coverage of plaintiffs’ legal fees related to shareholders litigation based on a court decision in February 2011.

Other Expense

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Other expense	$0.7	$0.3	$6.7

Other expense for the year ended December 31, 2013 is primarily comprised of expenses related to the evaluation of strategic initiatives.

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

Income Tax (Provision) Benefit

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Income tax (provision) benefit	$(1.8)	$93.3	$(41.4)

For 2013, we recorded a current tax benefit of $26.3 million (which included a benefit of $1.0 million to reduce our liability for uncertain tax positions (“UTPs”)) and a deferred tax provision of $28.2 million, resulting in a total tax provision of $1.8 million on a pre-tax loss from continuing operations of $15.5 million. For 2012, we recorded a current tax benefit of $115.3 million (which included a benefit of $110.3 million to reduce our liability for UTPs) and a deferred tax provision of $22.0 million (which included a provision of $25.0 million for UTPs), resulting in a total tax benefit of $93.3 million on a pre-tax loss from continuing operations of $27.2 million. For 2011, we recorded a current tax provision of $0.9 million (which included a provision of $2.1 million to increase our liability for UTPs) and a deferred tax provision of $40.5 million (which included a benefit of $1.2 million for UTPs), resulting in a total provision of $41.4 million on a pre-tax loss from continuing operations of $12.3 million.

During 2013, the current tax benefit of $26.3 million primarily related to the refunds received from our federal and state income tax returns filed for 2012 (primarily as a result of the enhanced extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code) and the benefit from the carryback of the Company’s 2013 federal tax loss against taxes previously paid for 2012. We anticipate filing for and receiving the refund from this carryback claim in 2014. Without the Sale, we would not have remeasured the extraterritorial income exclusion because it would have provided only a minimal cash tax benefit.

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

The deferred tax provision for each period included the impact of our equity in net income of Telesat.

As of December 31, 2013 and 2012, we maintained a valuation allowance of $7.2 million and $7.1 million, respectively, against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods and will continue to maintain such valuation allowance until sufficient positive evidence exists to support its full or partial reversal.

Subsequent to the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net Income of Affiliates

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Telesat	$47.3	$40.8	$114.5
XTAR	(5.9)	(6.5)	(6.7)
Other	(2.6)	—	(1.5)
	$38.8	$34.3	$106.3

The following is a reconciliation of the changes in our investment in Telesat for the years ended December 31, 2013 and 2012 (in millions):

	Year Ended December 31,
	2013	2012
Opening Balance, January 1	$—	$377.2
Equity in net income of Telesat	57.0	40.4
Eliminations of affiliate transactions and related amortization	(2.3)	(7.0)
Adjustment relating to excess cash distribution over carrying value of investment (see below)	(7.4)	7.4
Proportionate share of Telesat other comprehensive income	12.9	2.1
Cash distributions received from Telesat	—	(420.1)
Ending balance, December 31	$60.2	$—

As of December 31, 2013, we hold a 62.8% economic interest and a 32.7% voting interest in Telesat. Our economic interest decreased from 64% to 62.8% and our voting interest decreased from 33 1/3% to 32.7% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares. Also in December 2012, Telesat’s board of directors approved the repurchase for cash consideration of 20% of all vested stock options. A total of 1,660,619 options were repurchased. Telesat paid CAD 35.3 million in cash consideration for the stock option repurchase and net withholding taxes relating to the exercise of the share appreciation rights.

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in special cash distributions to Loral of CAD 375 million ($376 million) in the first quarter of 2012 and CAD 45 million ($44 million) in July 2012 (see Note 6 to our consolidated financial statements).

As of December 31, 2012, the special cash distributions received from Telesat exceeded our recorded cumulative equity in net income of Telesat, including the effect of the stock transactions in December 2012, and our initial investment by approximately $7.4 million. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of December 31, 2012. For the year ended December 31, 2013, we reduced our equity in net income of Telesat by the excess special cash distribution of $7.4 million.

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 follows (in millions):

	Year Ended December 31			Year Ended December 31
	2013	2012	2011	2013	2012	2011
	(In Canadian dollars)			(In U.S. dollars)
Statement of Operations Data:
Revenues	892.8	845.8	808.4	867.9	846.1	817.3
Operating expenses	(190.5)	(242.6)	(186.0)	(185.2)	(242.7)	(188.1)
Depreciation, amortization and stock-based compensation	(252.8)	(249.0)	(245.3)	(245.8)	(249.1)	(248.0)
Gain on insurance proceeds	—	—	135.0	—	—	136.5
Impairment of intangible assets	—	—	(1.1)	—	—	(1.1)
Loss on disposition of long-lived assets	(1.7)	(0.8)	(1.5)	(1.6)	(0.8)	(1.5)
Operating income	447.8	353.4	509.5	435.3	353.5	515.1
Interest expense	(216.2)	(236.3)	(218.2)	(210.2)	(236.4)	(220.6)
Expense of refinancing	(20.2)	(80.1)	—	(19.7)	(80.1)	—
Foreign exchange (losses) gains	(197.1)	81.1	(80.1)	(191.5)	81.1	(81.0)
Gains (losses) on financial instruments	113.2	(25.8)	50.1	110.0	(25.8)	50.7
Other income	11.6	1.4	2.0	11.3	1.4	2.0
Income tax provision	(40.1)	(28.1)	(64.6)	(39.0)	(28.1)	(65.3)
Net income	99.0	65.6	198.7	96.2	65.6	200.9
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.0287	0.9996	0.9891

	As of December 31,		As of December 31,
	2013	2012	2013	2012
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	389.7	287.3	366.8	289.6
Total assets	5,237.0	5,300.1	4,929.8	5,342.3
Current liabilities	383.2	235.8	360.7	237.7
Long-term debt, including current portion	3,416.1	3,492.1	3,215.8	3,519.9
Total liabilities	4,547.6	4,733.3	4,280.9	4,771.0
Shareholders’ equity	689.4	566.8	648.9	571.3
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.0623	0.9921

Telesat revenue increased by $22 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due primarily to revenue on the Nimiq 6 and Anik G1 satellites which entered commercial service in June 2012 and May 2013, respectively, a termination fee on Nimiq 2 when the satellite was returned to Telesat by its customer and increased short-term services provided to another satellite operator using the Nimiq 1 satellite. These increases were partially offset by decreases in revenue with respect to the Nimiq 1 and Nimiq 2 satellites, decreased consulting revenue and the impact of change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues. Telesat’s revenue excluding foreign exchange impact would have increased $35 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

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

Telesat’s operating expense for the year ended December 31, 2012 includes a $49 million expense related to special payments to certain employees of Telesat in connection with a cash distribution made to Telesat’s shareholders.

Telesat’s operating income increased by $82 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to the revenue increase described above, the expense related to the special payments to certain employees of Telesat in connection with a cash distribution to shareholders in 2012, non-recurring cost associated with a payment made to independent directors in 2012, lower in-orbit insurance in 2013, lower revenue related expense and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, partially offset by an increase in stock-based compensation in 2013. Telesat’s operating income excluding foreign exchange impact would have increased by $85 for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Telesat’s operating income decreased by $162 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the gain on insurance proceeds in 2011 related to a solar array deployment failure following the launch of the Telstar 14R/Estrela do Sul 2 satellite and the expense related to the special payments to executives and certain employees of Telesat in connection with a cash distribution to shareholders in 2012, partially offset by the revenue increase described above. The change in operating income for the year ended December 31, 2012 as compared with the year ended December 31, 2011 was not significantly impacted by the change in foreign exchange rates.

Expense of refinancing for the year ended December 31, 2013 primarily represents premium paid and the write-off of deferred financing costs related to the redemption of Telesat’s 12.5% senior subordinated notes. Expense of refinancing for the year ended December 31, 2012 represents deferred financing costs on the previous credit facilities and deferred financing costs and redemption premiums on the previous senior notes which were charged to expense as a result of the refinancings.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2013, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2013, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of December 31, 2013, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $141 million. This analysis assumes all other variables, in particular interest rates, remain constant.

The equity losses in XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other than temporary. We have performed an impairment test for our investment in XTAR as of December 31, 2013, using the most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

For the year ended December 31, 2013, we recorded a loss contingency of $3.7 million for an indemnification of pre-closing liabilities related to our sale of Globalstar do Brasil S.A. (“GdB”) in 2008. We also recorded a gain of $1.1 million related to the sale of our ownership interest in an affiliate with no carrying value.

Equity in net income of affiliates for the year ended December 31, 2011, included a charge of $1.5 million to reduce the carrying value of our investment in an affiliate to zero based on our determination that the investment had been impaired and the impairment was other than temporary.

Income from Discontinued Operations, net of taxes

As a result of the Sale, we reflect SS/L’s operations as discontinued operations in our consolidated financial statements for the years ended December 31, 2012 and 2011.

Loss from discontinued operations for the year ended December 31, 2013 primarily comprises changes in the fair value of our indemnification liabilities related to the Sale, net of a $3.0 million income tax benefit.

The following is a summary of SS/L’s operating results which are included in income from discontinued operations for the years ended December 31, 2012 and 2011 (in millions):

	Year Ended December 31,
	2012 (1)	2011
Revenues	$940.3	$1,107.4
Operating income	$3.4	$106.7
Income before income taxes	$22.2	$122.3
Income tax provision	(10.2)	(47.8)
Net income	12.0	74.5
Gain on Sale, net of tax	308.6	—
Income from discontinued operations, net of tax	$320.6	$74.5

(1)	Reference to the year ended December 31, 2012 in the table above is for the period January 1, 2012 to November 2, 2012, the date of the Sale.

Backlog

Telesat’s backlog as of December 31, 2013 and 2012 was $4.7 billion and $5.2 billion, respectively. It is expected that approximately 15% of satellite services backlog will be recognized as revenue by Telesat during 2014. As of December 31, 2013, Telesat had received approximately $370 million of customer prepayments.

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

Investments in Affiliates

Ownership interests in Telesat and XTAR are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of our beneficial interest. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss would be recognized when there has been a loss in value of the affiliate that is other-than-temporary.

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

These provisions are applicable to all of our assets and liabilities that are measured and recorded at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents: Money market funds	$3.2	$—	$—
Note receivable: Land Note	$—	$—	$101.0
Liabilities
Indemnifications:
Sale of SS/L	$—	$—	$10.9
Globalstar do Brasil S.A.	$—	$—	$1.3

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Land Note approximates fair value because the stated interest rate is consistent with current market rates. The fair value of indemnifications related to the Sale was estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. The fair value of indemnifications related to GdB was estimated using expected value analysis.

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of December 31, 2013.

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

The tax benefit of a UTP taken or expected to be taken in income tax returns is recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize potential accrued interest and penalties related to our liability for UTPs in income tax expense on a quarterly basis.

The unrecognized tax benefit of a UTP is recognized in the period when the UTP is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. Evaluating the technical merits of a tax position and determining the benefit to be recognized involves a significant level of judgment in the assumptions underlying such evaluation.

Pension and Other Employee Benefits

We maintain a qualified pension plan, which is a defined benefit pension plan. We terminated our SERP in December 2012 and made final lump sum payments related to the plan in December 2013. In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. Pension and other employee postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in these pension and other employee postretirement benefit costs may occur in the future due to changes in these assumptions, as well as our actual experience.

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. The discount rate determined on this basis, recommended by our consulting actuary and adopted by us, for the qualified pension plan and other employee postretirement benefit costs was 4.75% as of December 31, 2013, an increase of 75 basis points from December 31, 2012.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Both investment types may include alternative investments which are permitted to be up to 40% of total plan assets. Pension plan assets are primarily managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment managers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. The expected long-term rate of return on plan assets determined on this basis was 7.25% for 2013 and 8.0% for 2012 and 2011. For 2014, we will continue to use an expected long-term rate of return of 7.25%.

Pension and other employee postretirement benefit costs included in income from continuing operations are expected to decrease to approximately $0.6 million in 2014 from $8.5 million in 2013, primarily due to the effect in 2013 of the termination of the SERP and the higher discount rate in 2014. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased the qualified pension and other employee postretirement benefit costs by approximately $0.1 million and $0.1 million, respectively, in 2013.

The benefit obligations for pensions and other employee postretirement benefits exceeded the fair value of plan assets by $17.1 million at December 31, 2013. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

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

The Company estimates expected forfeitures of stock-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may impact the timing of the total amount of expense recognized over the vesting period. We base our estimate of the average life of a stock-based award using the midpoint between the vesting and expiration dates. Our risk-free rate of return assumption for awards is based on term-matching, nominal, monthly U.S. Treasury constant maturity rates as of the date of grant. We assume no dividends during the expected term.

The SS/L phantom stock appreciation rights program was designed to incentivize and reward our employees based on the increase in a synthetically determined value of SS/L’s equity. As SS/L’s common stock has not historically been publicly traded and thus does not have a readily ascertainable market value, its equity value under the program was derived from a formula that calculates equity value based on a multiple of Adjusted EBITDA plus cash on hand less debt at the end of the relevant year. Each phantom stock appreciation right provides the recipient with the right to receive an amount equal to the increase in our notional stock price over the base price at the date of grant multiplied by the number of phantom stock appreciation rights vested on the applicable vesting date. The baseline price at each grant date is updated accordingly.

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

Accounting Standards Issued and Not Yet Implemented

For discussion of accounting standards issued and not yet implemented that could have an impact on us, see Note 2 to our consolidated financial statements.

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.8% economic interest in Telesat. In addition, we have a 56% economic interest in XTAR and a note receivable of $101 million related to the Sale. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting.

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

Cash and Available Credit

At December 31, 2013, Loral had $6 million of cash and cash equivalents, a note receivable from MDA for $101 million and no debt. The Company’s cash and cash equivalents decreased by $81 million from December 31, 2012. The cash decrease during 2013 consisted primarily of a payment of $35 million for income taxes on the gain related to the Sale, an $18 million lump sum payment to the participants in the SERP related to its termination, $9 million of withholding taxes paid related to stock-based compensation, $12 million of legal expenses, $7 million of corporate expenses, a $4 million indemnification payment related to GdB and $3 million of severance payments, partially offset by an income tax refund of $10 million. A discussion of cash changes by activity is set forth in the sections, “Net Cash (Used In) Provided By Operating Activities,” “Net Cash Provided By (Used In) Investing Activities,” and “Net Cash Used In Financing Activities.”

The Company did not have a credit facility as of December 31, 2013 and 2012.

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

Liquidity

On March 28, 2013, Loral entered into Amendment No. 2 to the Purchase Agreement in connection with the sale of SS/L. Under the terms of the Purchase Agreement, Loral is obligated to indemnify SS/L for certain litigation costs and litigation damages relating to the ViaSat lawsuit subject to certain capped cost-sharing by SS/L. Pursuant to Amendment No. 2, the parties agreed to modify SS/L’s capped cost-sharing obligations and also to defer to March 31, 2014 the due date of the principal payment from MDA to Loral of $33.7 million due originally on March 31, 2013 under the $101 million Land Note. As a result, principal payments of $67.3 million are due from MDA to Loral on March 31, 2014

We believe that our cash and cash equivalents, including the receipt of $67.3 million under the Land Note on March 31, 2014 will be sufficient to fund projected expenditures for the next 12 months. We expect that our major cash outlays for the next 12 months will include ViaSat litigation costs, employee benefit programs and general corporate expenses. The Sale has enabled us to reduce the annual run rate of general corporate expenses to approximately $6 million, net of consulting fees from Telesat of $5 million per year. We are also considering an additional contribution to our qualified pension plan to reduce the unfunded obligation. Offsetting these expenditures are the income sharing arrangement for certain Canadian transponders on the ViaSat-1 satellite, reimbursement of certain ViaSat litigation costs from SS/L under the terms of the Purchase Agreement, as amended, and the receipt of income tax refunds, in addition to the Land Note receipt.

Risks to Cash Flow

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat lawsuit, subject to certain sharing formulas and caps. Other than with respect to the ViaSat lawsuit (see below), MDA has submitted one unresolved claim for indemnification which relates to pre-closing taxes. The amount of this claim has not yet been determined. We intend vigorously to contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations. Our consolidated balance sheets include liabilities of $10.9 million and $16.5 million as of December 31, 2013 and December 31, 2012, respectively, representing the estimated fair value of all potential indemnification liabilities relating to the Sale.

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

Trial of the litigation with ViaSat is scheduled for March 2014. We believe that each of SS/L and Loral has, and we intend vigorously to pursue, meritorious defenses and counterclaims to ViaSat’s claims. There can be no assurance, however, that SS/L’s and Loral’s defenses and counterclaims will be successful with respect to all or some of ViaSat’s claims or that SS/L will prevail with respect to its assertion that ViaSat has infringed SS/L patents. We believe that SS/L’s and Loral’s conduct was consistent with, and in due regard for, any applicable and valid intellectual property rights of ViaSat. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations.

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

Telesat

Cash and Available Credit

As of December 31, 2013, Telesat had CAD 299 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving credit facility. Telesat believes that cash and short-term investments as of December 31, 2013, cash flow from operating activities and drawings on the available lines of credit under the Telesat senior secured credit facilities will be adequate to meet its expected cash requirements for at least the next 12 months for activities in the normal course of business, including required interest and principal payments on debt.

As of December 31, 2013, Telesat’s commitments for capital and operating expenditures expected to be paid in fiscal 2014 were CAD 80 million and CAD 24 million, respectively. For fiscal 2014, Telesat also expects its payments of principal and interest relating to its long-term debt including the cross-currency basis swaps to be approximately CAD 356 million. Telesat expects to meet its cash needs for fiscal 2014 through a combination of operating cash and short-term investments, cash flow from operating activities or through borrowings on available lines of credit under its senior secured credit facilities.

Cash Flows from Operating Activities

Cash generated from operating activities for the year ended December 31, 2013 was CAD 487 million, a CAD 194 million increase over the prior year. The increase was primarily due to improved working capital, an increase in revenue earned on Telesat’s Nimiq 6 and Anik G1 satellites, growth in its enterprise activities, special payments made in the prior year to certain employees in connection with a cash distribution made to the Telesat shareholders, repurchase of stock options in the prior year for cash consideration, exercise of share appreciation rights in the prior year and lower interest paid, partially offset by lower customer prepayments for future satellite services.

Cash generated from operating activities for the year ended December 31, 2012 was CAD 293 million, a CAD 131 million decrease over the prior year. The decrease was primarily due to special payments made to certain employees in connection with a cash distribution made to Telesat’s shareholders, the repurchase of stock options for cash consideration, exercise of share appreciation rights, lower customer prepayments on future services and lower insurance proceeds.

Cash generated from operating activities for the year ended December 31, 2011 was CAD 424 million. This consisted of cash flow from operations of CAD 368 million, customer prepayments of future satellite services of CAD 58 million, insurance proceeds relating to Telesat’s Anik F1 satellite of CAD 11 million and a CAD 13 million reduction of working capital.

Cash Flows used in Investing Activities

Cash used in investing activities for the year ended December 31, 2013 was CAD 79 million. This consisted of CAD 71 million of cash outflows related to Telesat’s satellite programs for the completion and launch of Anik G1 in April 2013, and for the on-going construction of Telstar 12 VANTAGE, as well as CAD 8 million for other property and equipment, net of proceeds from the sale of assets.

Cash used in investing activities for the year ended December 31, 2012 was CAD 170 million. This consisted of cash outflows related to capital expenditures of CAD 163 million for the construction of Telesat’s Anik G1 satellite and the successful completion of its Nimiq 6 satellite, as well as CAD 8 million for other property and equipment.

Cash used in investing activities for the year ended December 31, 2011 was CAD 251 million. This consisted of cash outflows related to capital expenditures of CAD 356 million for the construction of Telesat’s Telstar 14R/Estrela do Sul 2, Anik G1 and Nimiq 6 satellites, and its Canadian payload on the ViaSat-1 satellite, CAD 18 million for other capital expenditures and CAD 13 million for the assumption of Loral’s 15 year revenue contract with Xplornet Communications Inc. These cash uses were partially offset by cash inflows of CAD 135 million from insurance proceeds related to Telstar 14R/Estrela do Sul 2.

Cash Flows used in Financing Activities

Cash used in financing activities for the year ended December 31, 2013 was CAD 291 million. This was primarily the result of redeeming Telesat’s 12.5% senior subordinated notes and the associated premiums for early redemption. Other financing activities included mandatory repayments made on Telesat’s senior secured credit facilities, debt issue costs relating to the re-pricing and amendment of Telesat’s credit agreement on April 2, 2013 and satellite performance incentive payments.

Cash used in financing activities for the year ended December 31, 2012 was CAD 219 million. This consisted of the CAD 1.9 billion repayment of Telesat’s previous senior secured credit facilities dated October 31, 2007, the CAD 695 million repayment of its 11.0% senior notes redeemed in the second quarter of 2012 and the CAD 14 million repayment of its term loan B facilities. There were also amounts paid to shareholders which included CAD 657 million as a return of capital and CAD 162 million for repayment of Telesat’s former senior preferred shares and former promissory note with PSP. There were CAD 52 million of debt issue costs related to Telesat’s senior secured credit facilities and issuance of Telesat’s 6.0% senior notes, as well as CAD 39 million of redemption premiums. The cash flows from financing activities consisted of CAD 2.4 billion of proceeds from the credit agreement and CAD 900 million of proceeds from the issuance of Telesat’s 6.0% senior notes.

Cash used in financing activities for the year ended December 31, 2011 was CAD 115 million which consisted of CAD 109 million in scheduled principal repayments on Telesat’s Canadian and U.S. term loan facilities, as well as satellite performance incentive payments of CAD 6 million.

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

The construction of any satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs will be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under Telesat’s revolving facility. In addition, Telesat may sell certain satellite assets, and in accordance with the terms and conditions of Telesat’s senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under Telesat’s senior secured credit facilities. Subject to market conditions and subject to compliance with the terms and conditions of its senior secured credit facilities and the financial leverage covenant tests therein, Telesat may also have the ability to obtain additional secured or unsecured financing to fund current or future satellite construction. Telesat’s ability to access these sources of funding, however, is not guaranteed and, therefore, Telesat may not be able to fully fund additional replacement or new satellite construction programs.

Debt

Telesat’s debt as of December 30, 2013 and December 31, 2012 was as follows:

			December 31,
	Maturity	Currency	2013	2012
			(In CAD millions)
Senior Secured Credit Facilities:
Revolving credit facility	March 28,2017	CAD or USD equivalent	—	—
Term Loan A	March 28,2017	CAD	475	500
Term Loan B - U.S. facility	March 28,2019	USD	1,841	1,703
Term Loan B - Canadian facility	March 28,2019	CAD	139	174
6.0% Senior notes	May 15, 2017	USD	956	893
12.5% Senior subordinated notes	November 1, 2017	USD	—	215
			3,411	3,485
Less: Deferred financing costs, interest rate floors and prepayment options			(69)	(78)
Total debt under international financial reporting standards			3,342	3,407
U.S. GAAP adjustments			74	85
Total debt under U.S. GAAP			3,416	3,492
Current portion			71	45
Long term portion			3,345	3,447

On April 2, 2013, Telesat amended its senior secured credit facilities, to convert CAD 34 million from Canadian dollars to U.S. dollars and reduce the interest rate on the Canadian term loan B facility and the U.S. term loan B facility by 0.50%. The amendment also reduced the interest rate floors on the debt to 0.75% and 1.00% for the U.S. term loan B facility and Canadian term loan B facility, respectively. The permitted leverage ratio to incur the first lien debt is now 4.25:1.00 which represents a change from the prior 4.00:1.00 senior secured leverage ratio test in the credit agreement.

On May 1, 2013, Telesat redeemed all outstanding 12.5% Senior Subordinated Notes at a price equal to 106.25% of the principal amount from cash on-hand.

Senior Secured Credit Facilities

The obligations under the credit agreement and the guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat and the guarantors. The credit agreement contains covenants that restrict the ability of Telesat and certain of its subsidiaries to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sales-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The credit agreement also requires Telesat to comply with a maximum senior secured leverage ratio and contains customary affirmative covenants and events of default.

The senior secured credit facilities are comprised of the following facilities:

i — Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $140 million loan facility available in either Canadian or U.S. dollars, maturing on March 28, 2017. Loans under the Revolving Facility bear interest at a floating rate plus an applicable margin of 2.00% for prime rate and Alternative Base Rate (“ABR”) loans and 3% for Bankers Acceptance (“BA”) and Eurodollar loans. The Revolving Facility currently has an unused commitment fee of 50 basis points. As of December 31, 2013, other than approximately CAD 0.2 million in drawings related to letters of credit, there were no borrowings under this facility.

ii — Term Loan A Facility

Telesat’s term loan A facility (“TLA Facility”) was initially a CAD 500 million loan maturing on March 28, 2017. As of December 31, 2013, CAD 475 million of the facility was outstanding which represents the full amount available following mandatory repayments. The outstanding borrowings under the TLA Facility bears interest at a floating rate of the BA borrowing rate plus an applicable margin of 3.00%. The mandatory principal repayments on the TLA Facility are payable in varying amounts on a quarterly basis.

iii — Term Loan B — Canadian Facility

Telesat’s Canadian term loan B facility (“Canadian TLB Facility”) was initially a CAD 175 million loan maturing on March 28, 2019. On April 2, 2013, Telesat’s senior secured credit facilities were amended to convert CAD 34 million from Canadian to U.S. dollars, which as a result decreased Telesat’s Canadian TLB Facility. As of December 31, 2013, CAD 139 million of the facility was outstanding, which represents the full amount available following mandatory repayments. The Canadian TLB Facility currently bears interest at a floating rate of the BA borrowing rate, but not less than 1.00%, plus an applicable margin of 3.25%. The mandatory principal repayments on the Canadian TLB Facility are ¼ of 1% of the original amount of the loan, which must be paid on the last day of each quarter.

iv — Term Loan B — U.S. Facility

Telesat’s U.S. term loan B facility (“U.S. TLB Facility”) was originally a $1.725 billion loan maturing on March 28, 2019. On April 2, 2013, Telesat’s senior secured credit facilities were amended to convert CAD 34 million from Canadian to U.S. dollars, which as a result increased Telesat’s U.S. TLB Facility. As at December 31, 2013, $1.733 billion of the facility was outstanding, which represents the full amount available following mandatory repayments. The outstanding borrowings under the U.S. TLB Facility bear interest at a floating rate of LIBOR, but not less than 0.75%, plus an applicable margin of 2.75%. The mandatory principal repayments on the U.S. TLB Facility are ¼ of 1% of the original amount of the loan, which must be paid on the last day of each quarter.

The maturity date for each of the senior secured credit facilities described above will be accelerated if Telesat’s existing 6.0% senior notes or certain refinancing thereof are not repurchased, redeemed, refinanced or deferred before the date that is 91 days prior to the maturity date of such notes.

In order to hedge its currency risk, Telesat retained its cross-currency basis swaps to synthetically convert $1.0 billion of future U.S. dollar denominated payment obligations to CAD 1.2 billion. The cross-currency basis swaps are being amortized on a quarterly basis at ¼ of 1% of the original amount. As of December 31, 2013, the balance of the swaps was CAD 1.2 billion and they bear interest at a floating rate of BA plus an applicable margin of approximately 387 basis points. These swaps mature on October 31, 2014.

6.0% Senior Notes due May 15, 2017

The senior notes, in the amount of $900 million, bear interest at an annual rate of 6.0% and are due May 15, 2017. They include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel its satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the senior notes prior to May 15, 2014, in each case subject to exceptions provided in the senior notes indenture.

As of December 31, 2013, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its 6.0% senior notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and BA rates and the applicable margins of Telesat’s senior secured credit facilities and senior notes. Telesat’s estimated interest expense for the year ending December 31, 2014, is expected to be approximately CAD 188 million.

Derivatives

Telesat has used interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

In order to manage its currency risk, Telesat has cross-currency basis swaps to synthetically convert $1.0 billion of the U.S. TLB debt into CAD 1.2 billion of debt. Any non-cash loss will remain unrealized until this contract is settled. The contract matures on October 31, 2014.

At December 31, 2013, Telesat had a series of five interest rate swaps to fix interest on CAD 1.5 billion of Canadian dollar denominated debt at a weighted average fixed rate of 2.63% (excluding applicable margins) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margins) on CAD 300 million of U.S. dollar denominated debt. These contracts mature between October 31, 2014 and September 30, 2016.

Telesat also has embedded derivatives related to a prepayment option included in Telesat’s senior notes as well as interest rate floors included in its Canadian and U.S. TLB Facilities. The prepayment option on the senior notes will expire on its maturity date of May 15, 2017. The interest rate floors on the Canadian and U.S. TLB Facilities will expire on their maturity date of March 28, 2019.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of the Telstar 12 VANTAGE satellite. The outstanding commitments as of December 31, 2013, on these contracts were approximately CAD 182 million. These expenditures will be funded from some or all of the following: cash and cash equivalents, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under the Revolving Facility. For the year ended December 31, 2013, Telesat had capital expenditures of CAD 84 million which included CAD 4 million in trade and other payables, as compared to CAD 170 million in the prior year.

Contractual Obligations and Other Commercial Commitments

The following table aggregates our contractual obligations and other commercial commitments as of December 31, 2013 (in thousands).

Contractual Obligations:

	Payments Due by Period (2)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Lease payments(1)	$924	$616	$308	$—	$—

(1)	Represents future minimum payments under operating leases.

(2)	Does not include our liabilities for uncertain tax positions of $79.7 million. Because the timing of future cash outflows associated with our liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 8 to our financial statements). Does not include obligations for pension and other postretirement benefits, for which we are required to make employer contributions of approximately $4.7 million in 2014. We also expect to make employer contributions to our plans in future years.
56

Net Cash (Used in) Provided by Operating Activities

Net cash used in operations was $71 million for the year ended December 31, 2013

Net cash used in operating activities by continuing operations was $22 million for the year ended December 31, 2013, consisting primarily of an increase in income taxes receivable of $12 million, an $18 million lump sum payment to the participants in the SERP as a result of its termination, an $8 million decrease in accrued expenses and other current liabilities of which $4 million relates to payment of the GdB indemnification liability and $3 million in contributions to the qualified pension plan, partially offset by $20 million from income from continuing operations adjusted for non-cash operating items, which included a tax benefit of $10 million received in cash during 2013.

Net cash used in operating activities by discontinued operations was $49 million for the year ended December 31, 2013 consisting primarily of income tax payments of $35 million relating to the gain on the Sale and payment of $13 million of indemnification liabilities related to the Sale.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities from continuing operations for the year ended December 31, 2013 was $1 million relating to the proceeds from the sale of our ownership interests in an affiliate.

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

Net Cash Used in Financing Activities

Net cash used in financing activities by continuing operations for the year ended December 31, 2013 was $12 million which includes funding of $9 million of withholding taxes relating to stock-based compensation and a $3 million adjustment to tax benefits associated with stock-based compensation.

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

Other

Operating cash flows for 2013 included contributions of approximately $2.7 million to the qualified pension plan, net of $1.2 million received as a true-up of amounts transferred to the SS/L pension plan related to the Sale. We also made regular benefit payments of $0.4 million for our supplemental executive retirement plan, in addition to the lump sum payment of $17.7 million related to the termination of the supplemental executive retirement plan. Operating cash flows from continuing operations for 2012 included contributions of approximately $2.2 million to the qualified pension plan and benefit payments relating to the supplemental executive retirement plan of approximately $1.0 million. Operating cash flows from continuing operations for 2011 included contributions of approximately $2.0 million to the qualified pension plan and benefit payments relating to the supplemental executive retirement plan of approximately $1.0 million. During 2014, based on current estimates, we will be required to contribute approximately $4.6 million to the qualified pension plan. We are also considering an additional contribution to the qualified pension plan to reduce the unfunded obligation. We expect our funding for other employee postretirement benefit plans to be insignificant.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Note 6 to our consolidated financial statements for further information on affiliate matters).

Our consolidated statements of operations reflect the effects of the following amounts in income from discontinued operations related to transactions with or investments in affiliates (in millions):

	Year Ended December 31,
	2012	2011
Revenues	$57.6	$140.0
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(16.9)	(18.5)
Profits relating to affiliate transactions not eliminated	9.5	10.4

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item 1A — Risk Factors and also in Note 15 to our consolidated financial statements.

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

Interest

During 2013, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of December 31, 2013.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of December 31, 2013 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables, deferred satellite performance incentive payments and debt financing.

Approximately 47% of Telesat’s revenue and a substantial portion of its expenses, indebtedness and capital expenditures are denominated in U.S. dollars for the year ended December 31, 2013. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2013, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of December 31, 2013, a five percent change in the Canadian dollar against the U.S. dollar would have changed Telesat’s net income by approximately $141 million. This analysis assumes that all other variables, in particular, interest rates, remain constant.

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

Telesat uses the following instruments, as required:

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

Telesat’s derivative financial instruments also include embedded derivatives that are related to prepayment options included on its senior notes, as well as interest rate floors included in its Canadian and U.S. TLB facilities.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our president and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our president and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013, of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 3, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of February 14, 2014.

Name	Age	Position

Avi Katz	55	President, General Counsel and Secretary since December 2012. Senior Vice President, General Counsel and Secretary from January 2008 to December 2012. Vice President, General Counsel and Secretary from November 2005 to January 2008.

John Capogrossi	60	Vice President, Chief Financial Officer, Treasurer and Controller since March 2013. Vice President and Controller from January 2008 to March 2013. Executive Director, Financial Planning and Analysis, from October 2006 to January 2008. Assistant Controller from November 2005 to October 2006.

The remaining information required under Item 10 will be presented in the Company’s 2014 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required under Item 11 will be presented in the Company’s 2014 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12 will be presented in the Company’s 2014 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under Item 13 will be presented in the Company’s 2014 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2014 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(7)

3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(5)

3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(10)

10.1	Purchase Agreement, dated as of June 26, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(17)

10.2	Amendment No. 1 to the Purchase Agreement, dated as of October 30, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(18)

10.3	Amendment No. 2 to Purchase Agreement, dated March 28, 2013, by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(22)

10.4	Amended and Restated Promissory Note, dated as of March 28, 2013, by and between MacDonald, Dettwiler and Associates Ltd., as maker, and Loral Space & Communications Inc., as payee (22)

10.5	Shareholders Agreement, dated as of October 31, 2007, between Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Space & Communications Holdings Corporation, Loral Holdings Corporation, Loral Skynet Corporation, John P. Cashman, Colin D. Watson, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat and MHR Fund Management LLC(2)

10.6	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat(2)

10.7	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(2)

10.8	Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(2)

10.9	Amended and Restated Registration Rights Agreement dated December 23, 2008 by and among Loral Space & Communications Inc. and the Persons Listed on the Signature Pages Thereof(5)

10.10	Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.(8)

10.11	Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(3)

10.12	Beam Sharing Agreement, dated as of January 11, 2008, by and between Loral Space & Communications Inc. and ViaSat Inc.(4)

10.13	Satellite Capacity and Gateway Service Agreement dated as of December 31, 2009 between Loral Space & Communications Inc. and Barrett Xplore Inc.(9)

10.14	Gateway Facilities Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat Canada, Loral Space & Communications Inc. and Loral Canadian Gateway Corporation(12)

Exhibit Number	Description

10.15	Space Segment Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(12)

10.16	Barrett Assignment Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(12)

10.17	General Release dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(19) ‡

10.18	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(19) ‡

10.19	General Release and Separation Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(19) ‡

10.20	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(19) ‡

10.21	General Release and Separation Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(21) ‡

10.22	Consulting Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(21) ‡

10.23	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(1) ‡

10.24	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(5) ‡

10.25	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(6) ‡

10.26	Form of Director 2009 Restricted Stock Unit Agreement(11) ‡

10.27	Form of Director 2010 Restricted Stock Unit Agreement(13) ‡

10.28	Form of Director 2011 Restricted Stock Unit Agreement(16) ‡

10.29	Form of Director 2012 Restricted Stock Unit Agreement(20) ‡

10.30	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011)(15) ‡

10.31	Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(14) ‡

10.32	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(14) ‡

10.33	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(14) ‡

10.34	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(23) ‡

10.35	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(23) ‡

Exhibit Number	Description

10.36	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Paul D. Bush(23) ‡

14.1	Code of Conduct, Revised as of January 17, 2013(20)

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

23.2	Consent of Deloitte & Touche LLP†

31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

99.1	Articles of Incorporation of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(2)

99.2	By-Law No. 1 of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(2)

99.3	Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings, Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(24)

99.4	Amendment No. 1, dated April 2, 2013, to the Credit Agreement, dated March 28, 2012, among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(26)

99.5	Indenture, dated May 14, 2012, with respect to Telesat Canada’s 6.0% Senior Notes due 2017, among Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto, and The Bank of New York Mellon, as Trustee(25)

99.6	First Supplemental Indenture, dated as of September 13, 2013, with respect to Telesat Canada’s 6.0% Senior Notes due 2017, among Telesat Luxembourg S.à r.l., Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto and The Bank of New York Mellon, as Trustee(27)

101

Interactive Data Files†

(101.INS) XBRL Instance Document

(101.SCH) XBRL Taxonomy Extension Schema Document

(101.CAL) XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF) XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB) XBRL Taxonomy Extension Label Linkbase Document

(101.PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2008.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008.

(6)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2010.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010.

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 3, 2011.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2011.

(15)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2012.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 5, 2012.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 17, 2012.

(20)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 1, 2013.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2013.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2013.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2013.

(24)	Incorporated by reference from the Form 6-K filed by Telesat Canada on March 29, 2012.

(25)	Incorporated by reference from the Form 6-K filed by Telesat Canada on May 14, 2012.

(26)	Incorporated by reference from the Form 6-K filed by Telesat Holdings Inc. on April 2, 2013.
(27)	Incorporated by reference from the Form 20-F filed by Telesat Holdings Inc. on February 24, 2014.

†	Filed herewith.

‡	Management contract or compensatory plan, contract or arrangement with directors or named executive officers.
68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ AVI KATZ
Avi Katz

President, General Counsel & Secretary
Dated: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive	March 3, 2014
Mark H. Rachesky, M.D.	Chairman of the Board

/s/ MICHAEL B. TARGOFF	Director, Vice Chairman of the Board	March 3, 2014
Michael B. Targoff

/s/ HAL GOLDSTEIN	Director	March 3, 2014
Hal Goldstein

/s/ JOHN D. HARKEY, JR.	Director	March 3, 2014
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	March 3, 2014
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	March 3, 2014
John P. Stenbit

/s/ AVI KATZ	President, General Counsel & Secretary	March 3, 2014
Avi Katz	(Principal Executive Officer)

/s/ JOHN CAPOGROSSI	Vice President, Chief Financial Officer,	March 3, 2014
John Capogrossi	Treasurer and Controller
(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 3, 2014

LORAL SPACE AND COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,926	$87,370
Notes receivable	67,333	34,917
Income taxes receivable	13,234	571
Deferred tax assets	3,784	4,165
Other current assets	568	2,084
Total current assets	90,845	129,107
Long-term receivables	33,667	67,333
Investments in affiliates	116,820	62,517
Long-term deferred tax assets	83,708	117,381
Other assets	2,700	2,654
Total assets	$327,740	$378,992

LIABILITIES AND EQUITY
Current liabilities:
Accrued employment costs	$960	$4,922
Income taxes payable	—	34,505
Other current liabilities	8,750	32,089
Total current liabilities	9,710	71,516
Pension and other postretirement liabilities	17,003	25,174
Long-term liabilities	93,117	95,841
Total liabilities	119,830	192,531
Commitments and contingencies
Equity:
Loral shareholders’ equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,568,706 and 21,416,834 issued	216	214
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,015,656	1,027,266
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(777,549)	(794,128)
Accumulated other comprehensive loss	(20,916)	(37,394)
Total equity	207,910	186,461
Total liabilities and equity	$327,740	$378,992

See notes to consolidated financial statements

LORAL SPACE AND COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
General and administrative expenses	$(16,038)	$(28,774)	$(18,345)
Gain on disposition of net assets	—	—	5,118
Operating loss	(16,038)	(28,774)	(13,227)
Interest and investment income	1,238	1,928	3,143
Interest expense	(17)	(106)	(122)
Gain on litigation, net	—	—	4,535
Other expense	(713)	(261)	(6,675)
Loss from continuing operations before income taxes and equity in net income of affiliates	(15,530)	(27,213)	(12,346)
Income tax (provision) benefit	(1,841)	93,315	(41,375)
(Loss) income from continuing operations before equity in net income of affiliates	(17,371)	66,102	(53,721)
Equity in net income of affiliates	38,827	34,340	106,329
Income from continuing operations	21,456	100,442	52,608
(Loss) income from discontinued operations, net of tax	(4,877)	320,649	74,566
Net income	16,579	421,091	127,174
Net loss (income) attributable to noncontrolling interest	—	231	(497)
Net income attributable to Loral common shareholders	$16,579	$421,322	$126,677

Net income per share attributable to Loral common shareholders:
Basic
Income from continuing operations	$0.70	$3.27	$1.72
(Loss) income from discontinued operations, net of tax	(0.16)	10.45	2.41
Net income	$0.54	$13.72	$4.13
Diluted
Income from continuing operations	$0.67	$3.22	$1.54
(Loss) income from discontinued operations, net of tax	(0.16)	10.35	2.38
Net income	$0.51	$13.57	$3.92
Weighted average common shares outstanding:
Basic	30,850	30,703	30,680
Diluted	30,999	30,991	31,166

See notes to consolidated financial statements

LORAL SPACE AND COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$16,579	$421,091	$127,174
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives	—	1,306	5,447
Unrealized loss on investments	—	(580)	(535)
Post-retirement benefits	8,482	115,042	(50,648)
Proportionate share of Telesat other comprehensive (loss) income	7,996	1,313	(12,866)
Other comprehensive income (loss), net of tax	16,478	117,081	(58,602)
Comprehensive income	33,057	538,172	68,572
Comprehensive loss (income) attributable to noncontrolling interest	—	231	(497)
Comprehensive income attributable to Loral common shareholders	$33,057	$538,403	$68,075

See notes to consolidated financial statements

LORAL SPACE AND COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Common Stock					Treasury Stock		Retained	Accumulated	Shareholders'
	Voting		Non-Voting			Voting		Earnings	Other	Equity
	Shares		Shares		Paid-In			(Accumulated	Comprehensive	Attributable to	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit)	Loss	Loral	Interest	Equity
Balance, January 1, 2011	20,925	209	9,506	95	1,028,263			(32,374)	(95,873)	900,320	629	900,949
Net income								126,677			497
Other comprehensive loss									(58,602)
Comprehensive income										68,075		68,572
Exercise of stock options	305	3			1,055					1,058		1,058
Shares surrendered to fund withholding taxes					(16,972)					(16,972)		(16,972)
Tax benefit associated with exercise of stock options					1,198					1,198		1,198
Stock-based compensation					1,180					1,180		1,180
Voting common stock repurchased						136	$(8,400)			(8,400)		(8,400)
Balance, December 31, 2011	21,230	$212	9,506	$95	$1,014,724	136	$(8,400)	$94,303	$(154,475)	$946,459	$1,126	$947,585
Net income (loss)								421,322			(231)
Other comprehensive income									117,081
Comprehensive income										538,403		538,172
Elimination of noncontrolling interest resulting from the Sale											(895)	(895)
Common dividends declared ($13.60 per share)								(417,606)		(417,606)		(417,606)
Special distribution declared ($29.00 per share)								(892,147)		(892,147)		(892,147)
Exercise of stock options	169	2			1,633					1,635		1,635
Shares surrendered to fund withholding taxes	18				(6,992)					(6,992)		(6,992)
Tax benefit associated with stock-based compensation					16,919					16,919		16,919
Stock-based compensation					1,151					1,151		1,151
Cash settlement of restricted stock units					(169)					(169)		(169)
Voting common stock repurchased						18	(1,192)			(1,192)		(1,192)
Balance, December 31, 2012	21,417	214	9,506	95	1,027,266	154	(9,592)	(794,128)	(37,394)	186,461	—	186,461
Net income								16,579
Other comprehensive income									16,478
Comprehensive income										33,057		33,057
Exercise of restricted stock units	175	2			(2)					—		—
Equitable adjustment to restricted stock units for dividends and distributions	120	1			(1)					—		—
Shares surrendered to fund withholding taxes	(143)	(1)			(8,896)					(8,897)		(8,897)
Adjustment to tax benefit associated with stock-based compensation					(3,128)					(3,128)		(3,128)
Stock-based compensation					417					417		417
Balance, December 31, 2013	21,569	$216	9,506	$95	$1,015,656	154	$(9,592)	$(777,549)	$(20,916)	$207,910	$—	$207,910

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$16,579	$421,091	$127,174
Loss (income) from discontinued operations, net of tax	4,877	(320,649)	(74,566)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash operating items (Note 2)	(1,521)	(21,053)	(71,435)
Changes in operating assets and liabilities:
Long-term receivables	—	20,700	(3,145)
Other current assets and other assets	2,012	(1,992)	10,144
Accounts payable	—	—	41
Accrued expenses and other current liabilities	(8,442)	(5,447)	1,161
Income taxes receivable and payable	(12,112)	(22,043)	(8,282)
Pension and other postretirement liabilities	(21,183)	6,169	(1,099)
Long-term liabilities	(1,750)	(110,663)	(834)
Net cash used in operating activities – continuing operations	(21,540)	(33,887)	(20,841)
Net cash (used in) provided by operating activities – discontinued operations	(48,965)	(66,605)	78,835
Net cash (used in) provided by operating activities	(70,505)	(100,492)	57,994
Investing activities:
Distributions received from affiliate	—	420,199	—
Proceeds from sale of investments, net	1,150	1,694	—
Capital expenditures	(64)	(4)	(350)
Proceeds from sale of net assets	—	—	61,482
Decrease in restricted cash	—	—	625
Investments in and advances to affiliates	—	—	(10,379)
Net cash provided by investing activities – continuing operations	1,086	421,889	51,378
Net cash used in investing activities – discontinued operations	—	(107,778)	(55,415)
Cash proceeds from the Sale, net of transaction costs of $35,219	—	932,661	—
Net cash provided by (used in) investing activities	1,086	1,246,772	(4,037)
Financing activities:
Special cash distribution paid	—	(892,147)	—
Cash dividend paid	—	(417,606)	—
Voting common stock repurchased	—	(1,664)	(7,928)
Proceeds from the exercise of stock options	—	1,635	1,058
Cash settlement of restricted stock units	—	(169)	—
Funding of withholding taxes for stock-based compensation	(8,897)	(6,992)	(16,972)
Excess tax benefit associated with stock-based compensation	(3,128)	16,919	1,198
Net cash used in financing activities – continuing operations	(12,025)	(1,300,024)	(22,644)
Net cash provided by financing activities – discontinued operations	—	44,000	—
Net cash used in financing activities	(12,025)	(1,256,024)	(22,644)
(Decrease) increase in cash and cash equivalents	(81,444)	(109,744)	31,313
Cash and cash equivalents — beginning of period	87,370	197,114	165,801
Cash and cash equivalents — end of period	$5,926	$87,370	$197,114

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principal Business

Loral Space & Communications Inc., together with its subsidiaries (“Loral,” the “Company,” “we,” “our” and “us”) is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services. Prior to completion of the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)) in 2012, we were also engaged in the satellite manufacturing business.

Description of Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations through its ownership interest in Telesat Holdings Inc. (“Telesat Holdco”) which owns Telesat Canada (“Telesat”), a global satellite services operator. Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco (see Note 6). We use the equity method of accounting for our ownership interest in Telesat Holdco.

Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization, as modified.

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

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral, in December 2012, paid MDA $6.5 million as a result of the resolution of a contingency. Also, in April 2013, pursuant to the Purchase Agreement, we completed the final allocation of qualified pension plan assets between Loral and SS/L (see Note 13).

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For 2012 and 2011, the operations of SS/L are reported as discontinued operations in our statements of operations and cash flows (see Note 3).

2. Basis of Presentation

The consolidated financial statements include the results of Loral and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated.

Investments in Affiliates

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

Significant estimates also included the allowances for doubtful accounts, the fair value of stock-based compensation, the realization of deferred tax assets, uncertain tax positions, the fair value of and gains or losses on derivative instruments and our pension liabilities.

Cash and Cash Equivalents

As of December 31, 2013, the Company had $5.9 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase and no redemption limitations. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$3,216	$—	$—	$86,820	$—	$—
Note receivable:
Land Note	$—	$—	$101,000	$—	$—	$101,000
Liabilities
Indemnifications:
Sale of SS/L	$—	$—	$10,897	$—	$—	$16,528
Globalstar do Brasil S.A.	$—	$—	$1,320	$—	$—	$1,510

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Land Note approximates fair value because the stated interest rate is consistent with current market rates. The fair value of indemnifications related to the sale of SS/L was estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. The fair value of indemnifications related to Globalstar do Brasil S.A. (“GdB”) was estimated using expected value analysis. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of December 31, 2013.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments

Derivative instruments are recorded at fair value. Changes in the fair value of derivatives that have been designated as cash flow hedging instruments are included in “Unrealized gain on derivatives” as a component of other comprehensive loss in the accompanying consolidated statements of comprehensive income to the extent of the effectiveness of such hedging instruments and reclassified to income in the same period or periods in which the hedge transaction impacts income. Any ineffective portion of the change in fair value of the designated hedging instruments is included in the consolidated statements of operations. Changes in fair value of derivatives that are not designated as hedging instruments are included in the consolidated statements of operations (see Note 14).

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

The Company estimates expected forfeitures of stock-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may impact the timing of the total amount of expense recognized over the vesting period. We base our estimate of the average life of a stock-based award using the midpoint between the vesting and expiration dates. Our risk-free rate of return assumption for awards is based on term-matching, nominal, monthly U.S. Treasury constant maturity rates as of the date of grant. We assume no dividends during the expected term.

SS/L phantom stock appreciation rights are classified as liabilities in our consolidated balance sheets.

Income Taxes

Loral and its subsidiaries are subject to U.S. federal, state and local income taxation on their worldwide income and foreign taxation on certain income from sources outside the United States. Telesat is subject to tax in Canada and other jurisdictions, and Loral will provide in operating earnings any additional U.S. current and deferred tax required on distributions received or deemed to be received from Telesat. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying anticipated statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized.

The tax benefit of an uncertain tax position (“UTP”) taken or expected to be taken in income tax returns is recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes potential accrued interest and penalties related to its liability for UTPs in income tax expense on a quarterly basis.

The unrecognized tax benefit of a UTP is recognized in the period when the UTP is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings per Share

Basic earnings per share are computed based upon the weighted average number of shares of voting and non-voting common stock outstanding during each period. Shares of non-voting common stock are in all respects identical to and treated equally with shares of voting common stock except for the absence of voting rights (other than as provided in Loral’s Amended and Restated Certificate of Incorporation which was ratified by Loral’s stockholders on May 19, 2009). Diluted earnings per share are based on the weighted average number of shares of voting and non-voting common stock outstanding during each period, adjusted for the effect of outstanding stock options and unvested or unconverted restricted stock units, restricted stock and SS/L phantom stock appreciation rights.

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Non-cash operating items:
Equity in net income of affiliates	$(38,827)	$(34,340)	$(106,329)
Deferred taxes	28,184	22,003	40,468
Depreciation and amortization	18	62	115
Stock-based compensation	417	1,072	1,060
Gain on disposition of net assets	—	—	(6,913)
Amortization of prior service credit and actuarial loss	8,687	(8,224)	250
Unrealized gain on nonqualified pension plan assets	—	(108)	(157)
Gain on disposition of available-for-sale securities	—	(202)	—
(Gain) loss on foreign currency transactions and contracts	—	(1,316)	71
Net non-cash operating items – continuing operations	$(1,521)	$(21,053)	$(71,435)
Non-cash operating items – discontinued operations	$—	$(346,377)	$69,209
Non-cash investing activities:
Note received from land sale	$—	$101,000	$—
Capital expenditures incurred not yet paid – discontinued operations	$—	$—	$7,766
Non-cash financing activities:
Repurchase of voting common stock not yet paid - continuing operations	$—	$—	$472
Supplemental information:
Interest paid – continuing operations	$17	$106	$145
Interest paid – discontinued operations	$—	$1,841	$1,504
Tax (refunds) payments, net – continuing operations	$(10,061)	$122	$5,937
Tax payments, net of refunds – discontinued operations	$35,074	$—	$—

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance, effective for the Company on January 1, 2013, requires changes in presentation which have been included in our consolidated financial statements.

3. Discontinued Operations

As a result of the Sale (see Note 1), we reflect SS/L’s operations as discontinued operations in our consolidated financial statements for the years ended December 31, 2012 and 2011.

Loss from discontinued operations for the year ended December 31, 2013 primarily comprises changes in the fair value of our indemnification liabilities related to the Sale, net of a $3.0 million income tax benefit.

The following is a summary of SS/L’s financial information included in income from discontinued operations for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Revenues	$940,347	$1,107,365
Operating income	$3,441	$106,661
Income before income taxes	$22,167	$122,336
Income tax provision	(10,157)	(47,770)
Net income	12,010	74,566
Gain on Sale	576,090	—
Income tax provision on Sale	(267,451)	—
Gain on Sale, net of tax	308,639	—
Income from discontinued operations, net of tax	$320,649	$74,566

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

				Proportionate
				Share of	Accumulated
				Telesat Other	Other
		Available-for-	Postretirement	Comprehensive	Comprehensive
	Derivatives	Sale Securities	Benefits	Loss	Loss
Balance at January 1, 2011	$(6,753)	$1,115	$(82,047)	$(8,188)	$(95,873)

Other comprehensive (loss) before reclassification	(5,272)	(535)	(51,172)	(12,866)	(69,845)

Amounts reclassified from accumulated other comprehensive income (loss)	10,719	—	524	—	11,243

Net current-period other comprehensive income (loss)	5,447	(535)	(50,648)	(12,866)	(58,602)

Balance at December 31, 2011	(1,306)	580	(132,695)	(21,054)	(154,475)

Other comprehensive (loss) income before reclassification	(415)	(120)	1,668	1,313	2,446

Amounts reclassified from accumulated other comprehensive income (loss)	1,721	(460)	113,374	—	114,635

Net current-period other comprehensive income (loss)	1,306	(580)	115,042	1,313	117,081

Balance at December 31, 2012	—	—	(17,653)	(19,741)	(37,394)

Other comprehensive income before reclassification	—	—	3,102	7,996	11,098

Amounts reclassified from accumulated other comprehensive loss	—	—	5,380 (a)	—	5,380

Net current-period other comprehensive income	—	—	8,482	7,996	16,478

Balance at December 31, 2013	$—	$—	$(9,171)	$(11,745)	$(20,916)

(a) Reclassification from postretirement benefits accumulated other comprehensive loss is comprised of $8.7 million included in general and administrative expenses and $3.3 million tax benefit thereon included in income tax benefit in our consolidated statement of operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Year ended December 31, 2013
Postretirement Benefits:
Net actuarial loss and prior service credits	$5,012	$(1,910)	$3,102
Amortization of prior service credits and net actuarial loss	8,687	(3,307)	5,380
Postretirement benefits	13,699	(5,217)	8,482

Proportionate share of Telesat Holdco other comprehensive (loss) gain	12,906	(4,910)	7,996
Other comprehensive income (loss)	$26,605	$(10,127)	$16,478

Year ended December 31, 2012
Postretirement Benefits:
Net actuarial loss and prior service credits	$2,962	$(1,294)	$1,668
Amortization of prior service credits and net actuarial loss	5,120	(2,067)	3,053
Amount reclassifed to statement of operations upon disposition of SS/L	123,377	(13,056)	110,321
Postretirement benefits	131,459	(16,417)	115,042

Proportionate share of Telesat Holdco other comprehensive income (loss)	2,141	(828)	1,313

Derivatives:
Unrealized (loss) gain on foreign currency hedges	(693)	278	(415)
Less: reclassification adjustment for loss (income) included in net income from discontinued operations	6,502	(2,611)	3,891
Amount reclassified to statement of operations upon disposition of SS/L	638	(2,808)	(2,170)
Net unrealized gain (loss) on derivatives	6,447	(5,141)	1,306

Available-for-sale securities:
Unrealized loss on available-for-sale securities	(78)	(42)	(120)
Less: reclassification adjustment for gain included in net income	(276)	(184)	(460)
Net unrealized loss on available-for-sale securities	(354)	(226)	(580)
Other comprehensive income (loss)	$139,693	$(22,612)	$117,081

Year ended December 31, 2011
Postretirement Benefits:
Net actuarial loss and prior service credits	$(85,596)	$34,424	$(51,172)
Amortization of prior service credits and net actuarial loss	876	(352)	524
Postretirement benefits	(84,720)	34,072	(50,648)

Proportionate share of Telesat Holdco other comprehensive (loss) income	(21,517)	8,651	(12,866)

Derivatives:
Unrealized (loss) gain on foreign currency hedges	(8,821)	3,549	(5,272)
Less: reclassification adjustment for loss (income) included in net income from discontinued operations	17,935	(7,216)	10,719
Net unrealized gain on derivatives	9,114	(3,667)	5,447

Unrealized (loss) gain on available-for-sale securities	(895)	360	(535)
Other comprehensive (loss) income	$(98,018)	$39,416	$(58,602)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Receivables

Receivable balances related to the Land Note (see Note 1) and the Telesat consulting services fee (see Note 16) as of December 31, 2013 and 2012 are presented below (in thousands):

	December 31,
	2013	2012
Land Note receivable	$101,000	$101,000
Telesat notes receivable for consulting services	—	1,250
	101,000	102,250
Less: current portion	(67,333)	(34,917)
Long-term receivables	$33,667	$67,333

As a result of the amendment to the Purchase Agreement on March 28, 2013, principal payments under the Land Note are scheduled to be received as follows: $67.3 million on March 31, 2014 and $33.7 million on March 31, 2015. Interest on the Land Note ranges between one and one and one half percent per annum and is payable quarterly.

See Note 16 for the terms of the Telesat notes receivable for consulting services.

6. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	December 31,
	2013	2012
Telesat Holdings Inc.	$60,157	$—
XTAR, LLC	56,663	62,517
	$116,820	$62,517

Our investment in Telesat Holdco was reduced to zero as of December 31, 2012, as discussed below.

Equity in net income of affiliates consists of (in thousands):

	Year Ended December 31,
	2013	2012	2011
Telesat Holdings Inc.	$47,251	$40,814	$114,476
XTAR, LLC	(5,854)	(6,474)	(6,681)
Other	(2,570)	—	(1,466)
	$38,827	$34,340	$106,329

Income from discontinued operations in our consolidated statements of operations reflects the effects of the following amounts related to SS/L’s transactions with our affiliates (in thousands):

	Year Ended December 31,
	2012	2011
Revenues included in income from discontinued operations	$57,571	$139,960
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(16,912)	(18,498)
Profits included in income from discontinued operations relating to affiliate transactions not eliminated	9,513	10,411

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Telesat

As of December 31, 2013 and 2012, we held a 62.8% economic interest and a 32.7% voting interest in Telesat. Our economic interest decreased from 64% to 62.8% and our voting interest decreased from 33 1/3% to 32.7% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares.

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

In connection with the closing of the Telesat Credit Agreement in March 2012, the Board of Directors of Telesat approved special cash distributions to Telesat’s shareholders of CAD 656.5 million, including a distribution of CAD 420 million to Loral.  The special distributions by Telesat to its shareholders were authorized to be paid in two tranches; the first tranche was paid by Telesat on March 28, 2012, with Loral receiving CAD 375 million ($376 million), and the second tranche was paid by Telesat on July 5, 2012, with Loral receiving CAD 45 million ($44 million).

In connection with the cash distribution to Telesat’s shareholders, on March 28, 2012 the Board of Directors of Telesat authorized cash payments of CAD 48.6 million to certain employees of Telesat.

As of December 31, 2012, the special cash distributions received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment by $7.4 million. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of December 31, 2012. For the year ended December 31, 2013, we reduced our equity in net income of Telesat by the excess special cash distribution of $7.4 million.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On April 2, 2013, Telesat re-priced and amended the Telesat Credit Agreement. The amendment converted CAD 34 million from Canadian to U.S. dollars and decreased the interest rates on Telesat’s Canadian and U.S. term loan B facilities by 0.50%. The amendment also decreased the interest rate floors on the debt to 1.00% and 0.75% for the Canadian term loan B facility and U.S. term loan B facility, respectively. The permitted leverage ratio to incur first lien debt is now 4.25:1.00 which represents a change from the prior 4.00:1.00 senior secured leverage ratio in the credit agreement.

On May 1, 2013, Telesat redeemed its 12.5% senior subordinated notes due November 1, 2017 at a price of 106.25% of the principal amount of the senior subordinated notes. Expense of refinancing for the year ended December 31, 2013 primarily represents the premium paid and the write-off of deferred financing costs related to this note redemption.

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Under Telesat’s credit agreement and the indenture for Telesat’s 6% senior notes, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the 6% senior note indenture and credit agreement, Telesat is generally permitted to pay consulting fees to Loral in cash. Our general and administrative expenses are net of income related to the Consulting Agreement of $5.0 million for each of the years ended December 31, 2013, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, Loral received payments in cash from Telesat of $6.3 million, $25.7 million and $3.2 million, respectively, for consulting fees and interest. The payments received by Loral from Telesat for the years ended December 31, 2013 and 2012 included $2.6 million and $24.1 million, respectively, for redemption of notes receivable. These amounts were not allowed to be paid previously because Telesat did not meet the leverage ratio required for payment under the indenture for its 12.5% senior subordinated notes due November 1, 2017.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Statement of Operations Data:
Revenues	$867,914	$846,148	$817,269
Operating expenses	(185,179)	(242,705)	(188,119)
Depreciation, amortization and stock-based compensation	(245,764)	(249,134)	(248,012)
Gain on insurance proceeds	—	—	136,507
Impairment of intangible assets	—	—	(1,112)
Loss on disposition of long lived asset	(1,677)	(778)	(1,499)
Operating income	435,294	353,531	515,034
Interest expense	(210,180)	(236,398)	(220,598)
Expense of refinancing	(19,655)	(80,104)	—
Foreign exchange(losses) gains	(191,569)	81,073	(80,991)
Gains (losses) on financial instruments	110,034	(25,755)	50,731
Other income	11,343	1,362	1,964
Income tax provision	(39,039)	(28,154)	(65,271)
Net income	$96,228	$65,555	$200,869

	December 31,
	2013	2012
Balance Sheet Data:
Current assets	$366,814	$289,614
Total assets	4,929,838	5,342,313
Current liabilities	360,744	237,739
Long-term debt, including current portion	3,215,831	3,519,872
Total liabilities	4,280,902	4,770,966
Shareholders’ equity	648,936	571,347

Telesat had capital expenditures of $77.7 million, $170.2 million and $377.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. We have performed an impairment test for our investment in XTAR as of December 31, 2013, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired. Any declines in XTAR’s projected revenues may result in a future impairment charge.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $25 million in 2013, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through December 31, 2013 were $24.2 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 16). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 (in thousands):

	December 31,
	2013	2012	2011
Statement of Operations Data:
Revenues	$35,283	$32,674	$37,055
Operating expenses	(33,763)	(34,627)	(34,734)
Depreciation and amortization	(9,247)	(9,298)	(9,617)
Operating loss	(7,727)	(11,251)	(7,296)
Net loss	(10,897)	(14,651)	(11,882)

	December 31,
	2013	2012
Balance Sheet Data:
Current assets	$6,970	$7,838
Total assets	64,745	74,721
Current liabilities	22,443	18,849
Total liabilities	56,872	55,953
Members’ equity	7,873	18,768

In the prior year, XTAR’s liability to Hisdesat of $27.4 million for Catch Up Payments as of December 31, 2012 was included in current liabilities. In the XTAR summary financial data above, the liability for Catch Up Payments is reflected as a long-term liability because the amount is payable over 12 years. This change had no effect on the Loral consolidated financial statements.

Other

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency and made a payment of $3.7 million in 2013.

Equity in net income of affiliates for the year ended December 31, 2013 includes net cash proceeds of $1.1 million related to the sale of ownership interests in an affiliate with no carrying value.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013 and December 31, 2012, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

Equity in net income of affiliates for the year ended December 31, 2011 includes a charge of $1.5 million to reduce the carrying value of our investment in an affiliate to zero based on our determination that the investment has been impaired and the impairment is other than temporary.

7. Other Current Liabilities

Other current liabilities consists of (in thousands):

	December 31,
	2013	2012
Pension and other postretirement liabilities	$128	$18,157
Indemnification liabilities (see Note 15)	6,138	5,835
Deferred tax liability	—	3,663
Other	2,484	4,434
	$8,750	$32,089

8. Income Taxes

The (provision) benefit for income taxes on the loss from continuing operations before income taxes and equity in net income of affiliates consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
U.S. Federal	$25,567	$55,928	$(1,212)
State and local	976	59,390	305
Foreign	(200)	—	—
Total current	26,343	115,318	(907)
Deferred:
U.S. Federal	(26,981)	(3,325)	(32,670)
State and local	(1,203)	(18,678)	(7,798)
Total deferred	(28,184)	(22,003)	(40,468)
Total income tax (provision) benefit	$(1,841)	$93,315	$(41,375)

Our current tax (provision) benefit includes a decrease (increase) to our liability for UTPs for (in thousands):

	Year Ended December 31,
	2013	2012	2011
Decrease to unrecognized tax benefits	$1,952	$61,470	$2,198
Interest expense	(1,429)	27,672	(4,880)
Penalties	521	21,175	627
Total	$1,044	$110,317	$(2,055)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2013, the current tax benefit of $26.3 million primarily relates to the refunds received from our federal and state income tax returns filed for 2012 (primarily as a result of the enhanced extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code) and the benefit from the carryback of the Company’s 2013 federal tax loss against taxes previously paid for 2012. We anticipate filing for and receiving the refund from this carryback claim in 2014. Without the Sale, we would not have remeasured the extraterritorial income exclusion because it would have provided only a minimal cash tax benefit.

During 2012, the statute of limitations for assessment of additional tax expired with regard to certain UTPs related to Old Loral and several of our federal and state income tax returns filed for 2007 and 2008 which resulted in an $86.7 million benefit to our income tax provision from continuing operations (a current tax benefit of $112.9 million, which included the reversal of applicable interest and penalties previously accrued, offset by a deferred tax provision of $26.2 million).

The deferred tax provision for each period included the impact of our equity in net income of Telesat.

In addition to the (provision) benefit for income taxes on the loss from continuing operations presented above, we also recorded the following items (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax benefit (provision) on (loss) income from discontinued operations	$2,995	$(10,157)	$(47,770)
Tax provision on Sale of discontinued operations	—	(267,451)	—
Excess tax benefit from stock-based compensation recorded to paid-in-capital	(3,128)	16,919	1,198
Deferred tax (provision) benefit for adjustments in other comprehensive income (loss) (See Note 4)	(10,127)	(22,612)	39,416

The Company uses the with-and-without approach of determining when excess tax benefits from stock-based compensation have been realized. With the carryback of its 2013 U.S. federal NOL to 2012, the Company re-determined the excess tax benefit from stock-based compensation and recorded a $3.1 million decrease to paid-in-capital for the year ended December 31, 2013. In addition to the deferred tax assets on the consolidated balance sheet as of December 31, 2013, the Company had $9.0 million of federal AMT credits that, when realized in the future, will be recorded as an increase to paid-in-capital.

The (provision) benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate on the loss from continuing operations before income taxes and equity in net income of affiliates because of the effect of the following items (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax benefit at U.S. Statutory Rate of 35%	$5,435	$9,524	$4,321
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	155	34,605	(2,802)
Equity in net income of affiliates	(13,589)	(12,019)	(37,215)
Extraterritorial income exclusion	6,177	11,200	—
Domestic production activity benefit	2,317	—	—
Provision for unrecognized tax benefits	(332)	46,542	(1,137)
Interest on deferred installment sale	(1,296)	—	—
Nondeductible expenses	(762)	(603)	(1,906)
Change in valuation allowance	(121)	2,311	684
Federal research and development credit	402	99	—
Other, net	(227)	1,656	(3,320)
Total income tax (provision) benefit	$(1,841)	$93,315	$(41,375)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at January 1	$76,080	$115,293	$132,211
Increases related to prior year tax positions	6,755	453	1,220
Decreases related to prior year tax positions	(1,025)	(27)	(24,745)
Decreases as a result of statute expirations	(1,283)	(61,021)	(1,629)
Decreases as a result of tax settlements	—	(8,184)	(7,606)
Increases related to current year tax positions	—	29,566	15,842
Balance at December 31	$80,527	$76,080	$115,293

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our federal income tax returns filed for 2010 and state income tax returns filed for 2007 and 2009, potentially resulting in a $2.6 million reduction to our unrecognized tax benefits. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L for taxes related to periods prior to the closing of the transaction.

Our liability for UTPs decreased from $80.7 million at December 31, 2012 to $79.7 million at December 31, 2013 and is included in long-term liabilities in the consolidated balance sheets. At December 31, 2013, we have accrued $4.1 million and $9.0 million for the potential payment of tax-related interest and penalties, respectively. If our positions are sustained by the taxing authorities, approximately $36.9 million of the tax benefits will reduce the Company’s income tax provision from continuing operations. Other than as described above, there were no significant changes to our unrecognized tax benefits during the year ended December 31, 2013, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

In connection with the acquisition of our ownership interest in Telesat, Loral retained the benefit of tax recoveries related to the transferred assets and indemnified Telesat for Loral Skynet tax liabilities relating to periods preceding 2007. The unrecognized tax benefits related to the Loral Skynet subsidiaries were transferred to Telesat subject to the contractual tax indemnification provided by Loral. Loral’s net receivable at December 31, 2013 for the probable outcome of these matters is not material. (see Note 16)

At December 31, 2013, we had federal NOL carryforwards of $290.4 million, state NOL carryforwards, primarily New York ($24.1 million) and California ($77.8 million), and federal research credits of $1.2 million which expire from 2016 to 2033, as well as federal and state AMT and state research credit carryforwards of approximately $11.9 million that may be carried forward indefinitely.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We assess the recoverability of our NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We continue to maintain our valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2013, we had a valuation allowance totaling $7.2 million against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods. During 2013, the valuation allowance increased by $0.1 million which was recorded as a provision to continuing operations in our statement of operations. Subsequent to the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

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

The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss and tax credit carryforwards	$132,820	$131,359
Compensation and benefits	1,590	3,766
Indemnification liabilities	5,946	7,440
Other, net	4,909	5,450
Federal benefit of uncertain tax positions	10,216	9,931
Pension costs	1,154	15,746
Total deferred tax assets before valuation allowance	156,635	173,692
Less valuation allowance	(7,228)	(7,108)
Deferred tax assets net of valuation allowance	149,407	166,584
Deferred tax liabilities:
Deferred installment sale	(37,974)	(38,818)
Investments in and advances to affiliates	(28,848)	(9,883)
Total deferred tax liabilities	(66,822)	(48,701)
Net deferred tax assets	$82,585	$117,883

Classification on consolidated balance sheets:
Current deferred tax assets	$3,784	$4,165
Long-term deferred tax assets	83,708	117,381
Other current liabilities	—	(3,663)
Long term liabilities	(4,907)	—
Net deferred tax assets	$82,585	$117,883

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Long Term Liabilities

Long term liabilities consists of (in thousands):

	December 31,
	2013	2012
Indemnification liabilities (see Note 15)	$6,079	$12,204
Deferred tax liability	4,907	—
Liabilities for uncertain tax positions	79,688	80,732
Other	2,443	2,905
	$93,117	$95,841

10. Equity

In June 2013, the Company settled 175,000 restricted stock units (“RSUs”) granted in 2009, 2010 and 2011 to Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. In connection with this settlement, the Company issued to Mr. Targoff 91,204 shares of its voting common stock, net of 83,796 shares to satisfy withholding taxes. The grant date fair value of these RSUs was previously recorded as stock-based compensation as the RSUs vested, and the stock issuance had no effect on our consolidated financial statements.

Special Dividend and Special Distribution

On March 28, 2012, our Board of Directors declared a special dividend of $13.60 per share for an aggregate dividend of $417.6 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special dividend. As a result, options outstanding increased by 19,058 and RSUs increased by 6,875. This equitable adjustment had no effect on our consolidated financial statements. Mr. Targoff, who elected to receive the dividend on his RSUs at the $13.60 per share value, received 19,368 shares of Loral voting common stock, net of 18,774 shares to satisfy withholding taxes, in lieu of cash payments totaling $2.4 million on his RSU settlement date in June 2013.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of common stock purchases under this repurchase program (total cost in thousands):

	Shares Repurchased	Total Cost	Average Cost
Year ended December 31,
2012	18,000	$1,192	$66.22
2011	136,494	8,400	61.54
Total program	154,494	$9,592	$62.04

11. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of voting common stock reserved and available for issuance under the Stock Incentive Plan is 1,403,746 shares of which 1,319,533 were available for future grant at December 31, 2013. This number of shares of voting common stock available for issuance would be reduced if restricted stock units or SS/L phantom stock appreciation rights are settled in voting common stock. In addition, shares of common stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan.

Mr. Targoff was awarded 85,000 RSUs (the “Initial Grant”) on March 5, 2009 (the “Grant Date”). In addition, the Company agreed to issue Mr. Targoff 50,000 RSUs on the first anniversary of the Grant Date and 40,000 RSUs on the second anniversary of the Grant Date (the “Subsequent Grants”). Vesting of the Initial Grant required the satisfaction of two conditions: a time-based vesting condition and a stock price vesting condition. Vesting of the Subsequent Grants was subject only to the stock-price vesting condition. The time-based vesting condition for the Initial Grant was satisfied upon Mr. Targoff’s continued employment through March 5, 2010, the first anniversary of the Grant Date. The stock price vesting condition, which applied to both the Initial Grant and the Subsequent Grants, was also satisfied. As a result of the termination of Mr. Targoff’s employment in December 2012, both the Initial Grant and the Subsequent Grants were settled in June 2013, in accordance with Internal Revenue Code Section 409A (see Note 10).

As of December 31, 2013, there were 84,213 vested RSU’s outstanding. A summary of the Company’s non-vested RSU activity for the year ended December 31, 2013 is presented below:

		Weighted
		Average
		Grant- Date
	Shares	Fair Value
Non-vested RSUs at January 1, 2013	27,681	$38.53
Granted	—
Vested	(27,681)	$38.53
Forfeited	—
Non-vested RSUs at December 31, 2013	—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2009, the Company introduced a performance based long-term incentive compensation program consisting of SS/L phantom stock appreciation rights (“SS/L Phantom SARs”). Because SS/L common stock was not freely tradable on the open market and thus did not have a readily ascertainable market value, SS/L equity value under the program was derived from an Adjusted EBITDA-based formula. Each SS/L Phantom SAR provides the recipient with the right to receive an amount equal to the increase in SS/L’s notional stock price over the base price multiplied by the number of SS/L Phantom SARs vested on the applicable vesting date, subject to adjustment. The SS/L notional stock price was frozen as of December 31, 2011 in connection with the Sale. SS/L Phantom SARs are settled and the value (if any) is paid out on each vesting date. SS/L Phantom SARs may be settled in Loral voting common stock (based on the fair value of Loral voting common stock on the date of settlement) or cash at the option of the Company. SS/L Phantom SARs expire on June 30, 2016.

As of December 31, 2013, all remaining unvested SS/L Phantom SARs granted to Loral employees vest on March 18, 2014. The fair value of the SS/L Phantom SARs in included as a liability in our consolidated balance sheet.

A summary of the Company’s non-vested SS/L Phantom SAR activity for the year ended December 31, 2013 is presented below:

		Weighted
		Average
		Grant- Date
	Shares	Fair Value
Non-vested SS/L Phantom SARs at January 1, 2013	70,000	$2.13
Granted	—
Vested	(56,250)	$2.13
Forfeited	—
Non-vested SS/L Phantom SARs at December 31, 2013	13,750	$2.13

During fiscal years 2013, 2012 and 2011, the following activity occurred under the Stock Incentive Plan (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total intrinsic value of options exercised	$—	$17,472	$39,018
Total fair value of restricted stock vested	$—	$287	$155
Total fair value of restricted stock units vested	$2,241	$1,403	$3,969

Stock-based compensation expense consists of the following:

	2013	2012	2011
Stock-based compensation	$488	$1,796	$2,545

Included in total stock-based compensation expense is stock-based compensation paid in cash of $0.5 million, $2.3 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there is no unrecognized compensation cost related to non-vested awards.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.0%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Year Ended December 31, 2013
	2013	2012	2011
Income from continuing operations — basic	$21,456	$100,442	$52,608
Less: Adjustment for dilutive effect of Telesat stock options	(641)	(683)	(4,352)
Income from continuing operations — diluted	$20,815	$99,759	$48,256

Basic income per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Year Ended December 31,
	2013	2012	2011
Common and potential common shares outstanding for diluted earnings per share:
Weighted average common shares outstanding	30,850	30,703	30,680
Stock options	—	61	257
Unvested or unconverted restricted stock units	149	226	226
Unvested or unconverted restricted stock	—	1	3
Common shares outstanding for diluted earnings per share	30,999	30,991	31,166

13. Pensions and Other Employee Benefit Plans

Pensions

We maintain a qualified defined benefit pension plan, to which members may contribute in order to receive enhanced pension benefits. Employees hired after June 30, 2006 do not participate in the defined benefit pension plan, but participate in our defined contribution savings plan with an additional Company contribution. Benefits are based primarily on members’ compensation and/or years of service. Our funding policy is to fund the qualified pension plan in accordance with the Internal Revenue Code and regulations thereon. Plan assets are generally invested in equity investments and fixed income investments. Pension plan assets are managed primarily by Russell Investment Corp. (“Russell”), which allocates the assets into funds as we direct.

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

Sale of SS/L

As required by the Purchase Agreement, prior to the closing of the Sale on November 2, 2012, new stand-alone SS/L pension plans were established. Pension obligations related to SS/L current and former employees and plan assets determined through an initial allocation methodology were transferred from the Loral pension plans to the newly formed plans. With the closing of the Sale, the newly formed SS/L plans were transferred to SS/L. Subsequent to the closing of the Sale, our actuary performed a review to determine the amount of qualified plan assets that proportionately relate to the benefit liabilities of the SS/L pension participants in accordance with the asset priorities of Section 4044 of ERISA. This review resulted in a true-up of the initial asset transfer between plans. As a result, Loral contributed $10.7 million to its qualified pension plan, which transferred $11.9 million to SS/L’s plan. In return, MDA paid Loral $11.9 million, pursuant to the Purchase Agreement. The net effect of this true-up, which took place in April 2013, was a $1.2 million increase to Loral’s cash balance and a $1.2 million decrease to the assets of Loral’s qualified pension plan. This net change in plan assets is shown in the table below as “Transfer due to Sale” in 2013.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Termination of Supplemental Executive Retirement Plan (“SERP”)

In connection with the corporate office restructuring as a result of the Sale, on December 13, 2012, Loral’s Board of Directors approved termination of the SERP. The Company made lump sum payments of $17.7 million in December 2013 to the participants in the SERP in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. Other current liabilities as of December 31, 2012 included approximately $18.1 million for SERP payments based on benefits earned, including recurring monthly payments to December 2013 and lump sum payouts in December 2013. The lump sum payouts were calculated based on plan provisions.

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2013 and 2012, and a statement of the funded status as of December 31, 2013 and 2012, respectively. Amounts shown for 2012 include activity for SS/L prior to the Sale on November 2, 2012. We use a December 31 measurement date for the pension plans and other post-retirement benefit plans (in thousands).

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Reconciliation of benefit obligation:
Obligation at beginning of period	$62,488	$549,013	$1,051	$66,049
Service cost	311	12,113	2	447
Interest cost	1,843	21,675	65	2,597
Participant contributions	28	1,252	51	1,646
Plan amendment	—	(1,497)	230	—
Actuarial (gain) loss	(3,874)	7,690	249	(967)
Benefit payments	(1,868)	(21,200)	(147)	(2,662)
Transfer due to Sale	—	(506,558)	—	(66,059)
Curtailment and settlement	(18,686)	—	16	—
Obligation at December 31,	40,242	62,488	1,517	1,051
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	20,207	299,292	—	27
Actual return on plan assets	3,120	28,821	—	1
Employer contributions	3,955	34,746	96	988
Participant contributions	28	1,252	51	1,646
Benefit payments	(1,467)	(19,985)	(147)	(2,662)
Transfer due to Sale	(1,215)	(323,919)	—	—
Fair value of plan assets at December 31,	24,628	20,207	—	—
Funded status at end of period	$(15,614)	$(42,281)	$(1,517)	$(1,051)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $17.1 million at December 31, 2013 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 4.75% and 4.00% at December 31, 2013 and 2012, respectively. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $3.1 million and $3.5 million as of December 31, 2013 and 2012, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2013 and 2012 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Actuarial loss	$(9,636)	$(23,698)	$(444)	$(244)
Amendments-prior service (cost) credit	—	—	(89)	74
	$(9,636)	$(23,698)	$(533)	$(170)

The amounts recognized in other comprehensive loss during the years ended December 31, 2013 and 2012 consist of (in thousands):

	2013		2012
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Actuarial gain (loss) during the period	$5,491	$(249)	$498	$967
Prior service (cost) credit during the period	—	(230)	1,497	—
Amortization of actuarial loss (gain)	5,947	44	9,773	(279)
Amortization of prior service cost (credit)	—	9	(2,266)	(611)
Recognition due to curtailment	2,624	63	(1,497)	—
Amount reclassified to statement of operations upon disposition of SS/L	—	—	135,618	(12,241)
Total recognized in other comprehensive income (loss)	$14,062	$(363)	$143,623	$(12,164)

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Current Liabilities	$—	$18,075	$128	$83
Long-Term Liabilities	15,614	24,206	1,389	968
	$15,614	$42,281	$1,517	$1,051

The estimated actuarial loss for pension benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $0.4 million.

The accumulated pension benefit obligation was $39.2 million and $60.0 million at December 31, 2013 and 2012, respectively.

During 2013, we contributed $4.0 million to the qualified pension plan, received $1.2 million as a true-up of qualified pension plan assets related to the Sale and contributed $0.1 million for other employee post-retirement benefits. In addition, we made recurring benefit payments for the SERP of $0.4 million and lump sum payments of $17.7 million related to the SERP termination. During 2014, based on current estimates, our minimum required contributions to the qualified pension plan will be approximately $4.6 million. We expect our funding for other employee post-retirement benefits will be insignificant.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the components of net periodic cost included in income from continuing operations for the plans for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Service cost	$311	$824	$802	$2	$6	$5
Interest cost	1,843	2,523	2,480	65	45	48
Expected return on plan assets	(1,503)	(1,435)	(1,376)	—	—	—
Recognition due to curtailment	1,671	(1,497)	—	78	—	—
Amortization of prior service credit	—	—	—	9	(24)	(24)
Amortization of net actuarial loss (gain)	5,947	748	268	44	12	5
Net periodic cost	$8,269	$1,163	$2,174	$198	$39	$34

Assumptions

Assumptions used to determine net periodic cost:

	For the Year Ended December 31,
	2013	2012	2011
Discount rate	4.00%	4.75%	5.50%
Expected return on plan assets	7.25%	8.00%	8.00%
Rate of compensation increase	4.25%	4.25%	4.25%

Assumptions used to determine the benefit obligation:

	December 31,
	2013	2012	2011
Discount rate	4.75%	4.00%	4.75%
Rate of compensation increase	4.25%	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. The expected long-term rate of return on plan assets determined on this basis was 7.25% for the year ended December 31, 2013 and 8.0% for the years ended December 31, 2012 and 2011. Our expected long-term rate of return on plan assets for 2014 is 7.25%.

Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2013 used a health care cost trend rate of 9.0% decreasing gradually to 5% by 2021. Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2012, used a health care cost trend rate of 9.5% decreasing gradually to 5% by 2021. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates for 2013 would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$5	$(5)
Effect on the health care component of the accumulated postretirement benefit obligation	$142	$(122)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Asset allocation policy is the principal method for achieving the pension plan’s investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. The pension plans’ actual and targeted asset allocations are as follows:

	December 31,
	Actual Allocation		Target Allocation
	2013	2012	Target	Target Range
Equities	58%	59%	60%	50-70%
Fixed Income	42%	41%	40%	30-50%
	100%	100%	100%	100%

The target and target range levels can be further defined as follows:

	Target Allocation
	Target	Target Range
U.S. Large Cap Equities	25%	15-40%
U.S. Small Cap Equities	5%	0-10%
Global Equities	10%	5-20%
Non-U.S. Equities	10%	5-20%
Alternative Equity Investments	10%	0-20%
Total Equities	60%	50-70%

Fixed Income	30%	20-40%
Alternative Fixed Income Investments	10%	0-20%
Total Fixed Income	40%	30-50%

Total Target Allocation	100%	100%

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The table below provides the fair values of the Company’s pension plan assets at December 31, 2013 and 2012, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts. Assets were allocated between Loral and SS/L at September 30, 2012 based upon a plan accounting by company maintained by Russell. Subsequent to the closing of the Sale, our actuary performed a review to determine the amount of qualified plan assets that proportionately relate to the benefit liabilities of the SS/L pension participants in accordance with the asset priorities of Section 4044 of ERISA. This review resulted in a true-up of the initial asset transfer between plans. As a result, Loral contributed $10.7 million to its qualified pension plan, which transferred $11.9 million to SS/L’s plan.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fair Value Measurements
			Quoted Prices
			In Active Markets	Significant	Significant
			For Identical	Observable	Unobservable
			Assets	Inputs	Inputs
Asset Category	Total	Percentage	Level 1	Level 2	Level 3
	(In thousands)
At December 31, 2013:
Equity securities:
U.S. large-cap(1)	$5,965	24%		$5,965
U.S. small-cap(2)	1,688	7%		1,688
Global (3)	1,956	8%		1,956
Non-U.S.(4)	3,103	13%		3,103
Alternative investments:
Equity long/short fund(5)	842	3%			$842
Real Estate Securities(6)	482	2%		482
Private equity fund(7)	287	1%			287
	14,323	58%	—	13,194	1,129
Fixed income securities:
Commingled funds(8)	8,650	35%		8,650
Alternative investments:
Distressed opportunity limited partnership(9)	364	2%			364
Multi-strategy limited partnerships(10)	1,291	5%			1,291
	10,305	42%	—	8,650	1,655

	$24,628	100%	—	$21,844	$2,784

At December 31, 2012:
Equity securities:
U.S. large-cap(1)	$4,580	23%		$4,580
U.S. small-cap(2)	1,257	6%		1,257
Global (3)	1,475	7%		1,475
Non-U.S.(4)	2,427	12%		2,427
Alternative investments:
Equity long/short fund(5)	682	3%			$682
Real Estate Securities(6)	411	2%		411
Receivable from sale of real estate(6)	748	4%	$748
Private equity fund(7)	283	2%			283
	11,863	59%	748	10,150	965
Fixed income securities:
Commingled funds(8)	6,821	34%		6,821
Alternative investments:
Distressed opportunity limited partnership(9)	299	1%			299
Multi-strategy limited partnerships(10)	1,191	6%			1,191
Other limited partnerships(11)	33	0%			33
	8,344	41%	—	6,821	1,523

	$20,207	100%	$748	$16,971	$2,488

(1)	Investments in common stocks that rank among the largest 1,000 companies in the U.S. stock market.

(2)	Investments in common stocks that rank among the small capitalization stocks in the U.S. stock market.

(3)	Investments in common stocks across the world without being limited by national borders or to specific regions.

(4)	Investments in common stocks of companies from developed and emerging countries outside the United States.

(5)	Investments primarily in long and short positions in equity securities of U.S. and non-U.S. companies. The fund has semi-annual tender offer redemption periods on June 30 and December 31 and is reported on a one month lag.

(6)	As of December 31, 2013, the pension plan was invested in real estate through a fund of funds which invests in global public real estate securities (REITs). As of December 31, 2012, the pension plan also had a receivable from a fund that invests in private real estate investments. During 2012, we decided to end the pension plan’s investment in the fund. Settlement of the receivable occurred in 2013 with the proceeds reinvested per our allocation guidelines.

(7)	Fund invests in portfolios of secondary interest in established venture capital, buyout, mezzanine and special situation funds on a global basis. Fund is valued on a quarterly lag with adjustment for subsequent cash activity.

(8)	Investments in bonds representing many sectors of the broad bond market with both short-term and intermediate-term maturities.

(9)	Investments mainly in discounted debt securities, bank loans, trade claims and other debt and equity securities of financially troubled companies. This partnership has semi-annual withdrawal rights on June 30 and December 31. This fund is reported on a one month lag.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(10)	Investments mainly in partnerships that have multi-strategy investment programs and do not rely on a single investment model. One partnership has quarterly liquidation rights with notice of 65 days while the second partnership has monthly liquidation rights with notice of 33 days. Both funds are reported on a one month lag.

(11)	As of December 31, 2012, the pension plan invested in other partnerships that had reached their end of life and had closed and were unwinding their holdings, mainly partnerships that provided mezzanine financing.

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

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2013 and 2012 is presented below:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Equity Fund	Equity Long/Short Fund	Distressed Opportunity Ltd. Partnership	Other Limited Partnership	Multi Strategy Funds	Real Estate Fund	Total
	(In thousands)
Balance at January 1, 2012	$6,870	$10,557	$5,217	$36	$19,916	$11,835	$54,431
Unrealized gain/(loss)	(441)	(1,027)	(241)	2	335	—	(1,372)
Realized gain/(loss)	413	2,221	211	—	142	838	3,825
Purchases	400	—	—	23	—	—	423
Sales	(1,600)	—	—	(28)	—	(748)	(2,376)
Asset transfer due to Sale	(5,359)	(11,069)	(4,888)	—	(19,202)	(11,925)	(52,443)
Balance at December 31, 2012	283	682	299	33	1,191	—	2,488
Unrealized gain/(loss)	62	160	65	(10)	100	—	377
Purchases	9	—	—	—	—	—	9
Sales	(67)	—	—	(23)	—	—	(90)
Balance at December 31, 2013	$287	$842	$364	$—	$1,291	$—	$2,784

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Benefit Payments

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

		Other Benefits
	Pension Benefits	Gross Benefit Payments	Medicare Subsidy Receipts
2014	1,616	132	5
2015	1,611	127	6
2016	1,624	119	8
2017	1,620	105	9
2018	1,809	106	10
2019 to 2023	10,788	519	58

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66⅔%. The Company also makes retirement contributions to the savings (401k) plan, which provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For each of the years ended December 31, 2013, 2012 and 2011, Company contributions were $0.2 million. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of December 31, 2013 and December 31, 2012.

Foreign Exchange Contracts

In March 2012, Telesat declared a special cash distribution denominated in Canadian dollars to be paid in two tranches (see Note 6). Loral entered into a foreign exchange forward contract to hedge foreign exchange risk associated with the payment of the second tranche in July 2012. This foreign exchange forward contract was not designated as a hedging instrument. Other expense for the year ended December 31, 2012 was net of a gain of $1.3 million related to this foreign exchange forward contract.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat lawsuit, subject to certain sharing formulas and caps. Other than with respect to the ViaSat lawsuit (see Legal Proceedings, below), MDA has submitted one unresolved claim for indemnification which relates to pre-closing taxes. The amount of this claim has not yet been determined. We intend vigorously to contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations. Our consolidated balance sheets include liabilities of $10.9 million and $16.5 million as of December 31, 2013 and December 31, 2012, respectively, representing the estimated fair value of all potential indemnification liabilities relating to the Sale.

In connection with the Sale, Loral has restructured its corporate functions and has reduced the number of employees at its headquarters. In 2012, Loral charged approximately $11.8 million to general and administrative expenses, mainly for severance and related costs. For the years ended December 31, 2013 and 2012, Loral paid restructuring costs of approximately $3.3 million and $8.0 million, respectively. At December 31, 2013 and 2012, the liability recorded in the consolidated balance sheet for the restructuring was $0.5 million and $3.8 million, respectively, which includes all expected future payments under the restructuring plan relating to the Sale.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency and made a payment of $3.7 million in 2013. Our consolidated balance sheets include liabilities of $1.3 million and $1.5 million as of December 31, 2013 and 2012, respectively, representing the estimated fair value of all potential indemnification liabilities relating to the sale of GdB.

See Note 16— Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat, Inc. and Telesat.

Lease Arrangements

We lease certain facilities and equipment under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. We have no sublease income in any of the periods presented. Rent expense, is as follows (in thousands):

Rent
Expense
Year ended December 31, 2013	$876
Year ended December 31, 2012	$1,062
Year ended December 31, 2011	$1,124

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a schedule of future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more as of December 31, 2013 (in thousands):

Operating
Leases
2014	$616
2015	$308

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

Trial of the litigation with ViaSat is scheduled for March 2014. We believe that each of SS/L and Loral has, and we intend vigorously to pursue, meritorious defenses and counterclaims to ViaSat’s claims. There can be no assurance, however, that SS/L’s and Loral’s defenses and counterclaims will be successful with respect to all or some of ViaSat’s claims or that SS/L will prevail with respect to its assertion that ViaSat has infringed SS/L patents. We believe that SS/L’s and Loral’s conduct was consistent with, and in due regard for, any applicable and valid intellectual property rights of ViaSat. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on our financial position or results of operations.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

16. Related Party Transactions

MHR Fund Management LLC

Mark H. Rachesky, managing principal of MHR Fund Management LLC (“MHR”), and Hal Goldstein, a former managing principal of MHR, are members of Loral’s board of directors. Sai S. Devabhaktuni, former managing principal of MHR, was a member of the Loral Board until his resignation in January 2012.

Various funds affiliated with MHR and Dr. Rachesky held, as of December 31, 2013 and December 31, 2012, approximately 38.0% and 38.3%, respectively, of the outstanding voting common stock and as of December 31, 2013 and December 31, 2012 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.1% and 57.4%, respectively.

Transactions with Affiliates

Telesat

As described in Note 6, we own 62.8% of Telesat and account for our ownership interest under the equity method of accounting.

In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian co-owner, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions) and provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco. The Shareholders Agreement also restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party and provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities. In addition, the Shareholders Agreement provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat Holdco. There can be no assurance as to whether, when or on what terms an initial public offering of Telesat Holdco equity may occur.

Under the Shareholders Agreement, in the event that, except in certain limited circumstances, either (i) ownership or control, directly or indirectly, by Dr. Rachesky of Loral’s voting stock falls below certain levels other than in connection with certain specified circumstances, including an acquisition by a Strategic Competitor (as defined in the Shareholders Agreement) or (ii) there is a change in the composition of a majority of the members of the Loral Board of Directors over a consecutive two-year period without the approval of the incumbent directors, Loral will lose its veto rights relating to certain extraordinary actions by Telesat Holdco and its subsidiaries. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat Holdco, including a right to cause Telesat Holdco to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat Holdco, to cause the sale of Telesat Holdco and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Information related to satellite construction contracts between SS/L and Telesat for the period when we owned SS/L is as follows (in thousands):

	For Year Ended December 31,
	2012	2011
Revenues (included in income from discontinued operations) from Telesat satellite construction contracts	$57,745	$139,911
Milestone payments received from Telesat	54,153	126,579

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if certain conditions are met. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses for each of the years ended December 31, 2013, 2012 and 2011, are net of income of $5.0 million related to the Consulting Agreement. For the years ended December 31, 2013, 2012 and 2011, Loral received payments in cash from Telesat of $3.8 million, $1.6 million and $3.2 million, respectively, for consulting fees and interest and payments in promissory notes of $1.3 million, $4.5 million and $3.1 million, respectively, for consulting fees and interest. We had notes receivable from Telesat of nil and $1.3 million as of December 31, 2013 and December 31, 2012, respectively, related to the Consulting Agreement. During 2013 and 2012, Loral received cash of $2.6 million and $24.1 million, respectively, from Telesat to pay off outstanding promissory notes.

In connection with the Telesat transaction, Loral has retained the benefit of tax recoveries related to the transferred assets and has indemnified Telesat (“Telesat Indemnification”) for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. The Telesat Indemnification includes certain tax disputes currently under review in Brazil and Hong Kong. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $7 million. The Company believes that its filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. In Hong Kong, the tax authority challenged Loral Skynet’s and Telesat’s offshore claim for exempt income for the years 1999 to 2009, issuing assessments requiring Loral Skynet to deposit approximately $6.5 million of taxes in 2006 and 2007 in order to retain its right to appeal. Based upon a proposal received in January 2014, subject to final review, the Company believes that the tax authority is willing to settle Loral’s portion of this liability for approximately $1.3 million, potentially entitling the Company to an additional tax recovery from Telesat. As of December 31, 2013 and December 31, 2012, we had recognized a net receivable from Telesat of $0.5 million, representing our estimate of the probable outcome of all tax matters under the Telesat Indemnification, which is included as other assets of $2.6 million and long-term liabilities of $2.1 million in the consolidated balance sheets as of December 31, 2013 and December 31, 2012. There can be no assurance, however, that these tax matters will be ultimately settled for the net amount recorded.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loral, along with Telesat Holdco, Telesat, PSP and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), entered into grant agreements (the “Grant Agreements”) with certain executives of Telesat (each, a “Participant” and collectively, the “Participants”). Each of the Participants was, at the time, an executive of Telesat.

The Grant Agreements confirm grants of Telesat Holdco stock options (including tandem SAR rights) to the Participants and provide for certain rights, obligations and restrictions related to such stock options, which include, among other things: (w) the possible obligation of the Special Purchaser to purchase the shares in the place of Telesat Holdco should Telesat Holdco be prohibited by applicable law or under the terms of any credit agreement applicable to Telesat Holdco from purchasing such shares, or otherwise default on such purchase obligation, pursuant to the terms of the Grant Agreements; and (x) the obligation of the Special Purchaser to purchase shares upon exercise by Telesat Holdco of its call right under Telesat Holdco's Management Stock Incentive Plan in the event of a Participant’s termination of employment; and, in the case of certain executives, (y) the right of each such Participant to require the Special Purchaser or Loral to purchase a portion of the shares in Telesat Holdco owned by him in the event of exercise after termination of employment to cover taxes that are greater than the minimum withholding amount; and (z) the right of each such Participant to require Telesat Holdco to cause the Special Purchaser or Loral to purchase a portion of the shares in Telesat Holdco owned by him, or that are issuable to him under Telesat Holdco's Management Stock Incentive Plan at the relevant time, in the event that more than 90% of Loral's common stock is acquired by an unaffiliated third party that does not also purchase all of PSP's and its affiliates' interest in Telesat Holdco.

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

Loral received special cash distributions from Telesat of $376 million on March 28, 2012 and $44 million on July 5, 2012. The distributions were the result of a Telesat refinancing and recapitalization transaction (see Note 6).

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

A Beam Sharing Agreement between us and ViaSat provided for, among other things, (i) the purchase by us of a portion of the ViaSat-1 satellite payload providing coverage into Canada (the “Loral Payload”) and (ii) payment by us of 15% of the actual costs of launch and associated services, launch insurance and telemetry, tracking and control services for the ViaSat-1 satellite. SS/L commenced construction of the ViaSat-1 satellite in January 2008. SS/L recorded sales to ViaSat under this contract of $0.4 million and $17.7 million for the years ended December 31, 2012 and 2011, respectively. SS/L’s sales to ViaSat have been included in income from discontinued operations in our statements of operations for the years ended December 31, 2012 and 2011.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the Loral Payload and all related agreements. In consideration for the assignment, Loral received $13 million from Telesat and was reimbursed by Telesat for approximately $48.2 million of net costs incurred through closing of the sale, including costs for the satellite, launch and insurance, and costs of the gateways and related equipment. Also, in connection with the assignment, Loral is entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. For the years ended December 31, 2013 and 2012, we earned approximately $1.3 million and $1.0 million, respectively, under this arrangement. We had a receivable from Telesat of $0.3 million and $1.0 million as of December 31, 2013 and December 31, 2012, respectively, related to this arrangement. In connection with the sale, Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. Our consolidated statements of operations for the year ended December 31, 2011 included a $6.9 million gain on this transaction, including the portion classified as discontinued operations of $1.8 million, representing the $13 million in proceeds in excess of costs adjusted for cumulative intercompany profit eliminations and our retained ownership interest in Telesat.

Other

Costs of satellite manufacturing for sales to related parties included in income from discontinued operations were $30.7 million and $124.5 million for the years ended December 31, 2012 and 2011, respectively.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. Interest expense on this liability included in income from discontinued operations was $0.2 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, SS/L made payments of $2.2 million to Telesat pursuant to the agreement. The liability for the future use of these transponders was retained by SS/L in connection with the Sale.

As described in Note 6, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR is charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of December 31, 2013 and December 31, 2012 were $6.9 million and $5.5 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the years ended December 31, 2013 and 2012, and we had a full allowance against these receivables as of December 31, 2013 and 2012. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR and the ViaSat lawsuit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain expenses of $17,000 per month for which he reimburses the Company. For the years ended December 31, 2013 and 2012, Mr. Targoff earned $1,440,000 (before his expense reimbursement to Loral of $204,000) and $60,000 (before his expense reimbursement to Loral of $8,500), respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended
Year ended December 31, 2013 (1)	March 31,	June 30,	September 30,	December 31,
Operating loss	$(3,747)	$(3,361)	$(3,452)	$(5,478)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(3,491)	(3,364)	(3,365)	(5,310)
Equity in net income (loss) of affiliates	(7,281)	132	33,358	12,618
Income (loss) from continuing operations	(13,587)	(5,402)	37,582	2,863
Income (loss) from discontinued operations, net of tax	123	(2,488)	(1,987)	(525)
Net income (loss)	(13,464)	(7,890)	35,595	2,338
Net income (loss) attributable to Loral common shareholders	(13,464)	(7,890)	35,595	2,338
Basic and diluted income (loss) per share(2):
Basic income (loss) per share from continuing operations	$(0.44)	$(0.18)	$1.22	$0.09
Basic loss per share from discontinued operations, net of tax	—	(0.08)	(0.06)	(0.02)
Basic income (loss) per share	$(0.44)	$(0.26)	$1.16	$0.07
Diluted income (loss) per share from continuing operations	$(0.44)	$(0.18)	$1.19	$0.09
Diluted loss per share from discontinued operations, net of tax	—	(0.08)	(0.06)	(0.02)
Diluted income (loss) per share	$(0.44)	$(0.26)	$1.13	$0.07

	Quarter Ended
Year ended December 31, 2012 (1)	March 31,	June 30,	September 30,	December 31,
Operating loss	$(4,611)	$(4,264)	$(10,316)	$(9,583)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(4,537)	(4,128)	(12,798)	(5,750)
Equity in net income (loss) of affiliates	6,869	(11,353)	41,586	(2,762)
Income (loss) from continuing operations	(890)	(9,718)	65,404	45,646
Income from discontinued operations, net of tax	8,508	4,937	4,271	302,933
Net income (loss)	7,618	(4,781)	69,675	348,579
Net income (loss) attributable to Loral common shareholders	7,631	(4,778)	69,889	348,580
Basic and diluted income (loss) per share(2):
Basic income (loss) per share from continuing operations	$(0.03)	$(0.32)	$2.13	$1.48
Basic income per share from discontinued operations, net of tax	0.28	0.16	0.14	9.85
Basic income (loss) per share	$0.25	$(0.16)	$2.27	$11.33
Diluted income (loss) per share from continuing operations	$(0.03)	$(0.32)	$2.05	$1.46
Diluted income per share from discontinued operations, net of tax	0.28	0.16	0.14	9.76
Diluted income (loss) per share	$0.25	$(0.16)	$2.19	$11.22

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

(2)	Variations in income from continuing operations among quarters in 2013 and 2012 are primarily the result of (i) the effect of changes in foreign exchange rates between the Canadian dollar and the U.S. dollar on our equity in net income (loss) of Telesat and (ii) the limitation on recording our portion of Telesat’s net income or loss due to the reduction of the carrying amount of our investment in Telesat to zero as a result of the excess of cash dividends received from Telesat in 2012. In addition, equity in net income (loss) of affiliates for the quarter ended March 31, 2012 included expense related to special payments to executives and certain employees of Telesat in connection with the cash distribution to shareholders and expense related to refinancing. Equity in net income (loss) of affiliates for the quarters ended March 31, 2013 and June 30, 2012 included expense related to refinancing.

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2013, 2012 and 2011

(In thousands)

		Additions
	Balance at	Charged to	Charged to	Balance at
	Beginning	Costs and	Other	End of
Description	of Period	Expenses(1)	Accounts(1)	Period
Year ended 2011
Allowance for affiliate receivables	$2,666	$1,371	$—	$4,037
Deferred tax valuation allowance	$11,229	$(375)	$33	$10,887
Year ended 2012
Allowance for affiliate receivables	$4,037	$1,209	$—	$5,246
Deferred tax valuation allowance	$10,887	$(3,779)	$—	$7,108
Year ended 2013
Allowance for affiliate receivables	$5,246	$1,446	$—	$6,692
Deferred tax valuation allowance	$7,108	$120	$—	$7,228

(1)	Changes in the deferred tax valuation allowance which have been charged to other accounts have been recorded in accumulated other comprehensive loss.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Telesat Holdings Inc.

We have audited the accompanying consolidated financial statements of Telesat Holdings Inc. and subsidiaries (the “Company”), which comprise the consolidated balance sheets as at December 31, 2013 and December 31, 2012, and the consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders' equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2013, and a summary of significant accounting policies and other explanatory information.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Telesat Holdings Inc. and subsidiaries as at December 31, 2013 and December 31, 2012, and its financial performance and its cash flows for each of the years in the three-year period ended December 31, 2013 in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants
Licensed Public Accountants
February 21, 2014

Toronto, Canada

Telesat Holdings Inc.

Consolidated Statements of Income

For the year ended December 31

(in thousands of Canadian dollars)	Notes	2013	2012	2011
			Restated (Note 3)	Restated (Note 3)
Revenue	6	$896,896	$845,810	$808,361
Operating expenses	7	(201,062)	(245,879)	(187,968)
		695,834	599,931	620,393
Depreciation		(211,151)	(208,685)	(198,626)
Amortization		(32,659)	(35,965)	(41,021)
Other operating gains, net	8	25,335	5,890	114,068
Operating income		477,359	361,171	494,814
Interest expense	9	(224,099)	(245,421)	(228,759)
Loss on financing		(18,487)	(77,278)	—
Interest and other income		11,668	1,361	1,554
Gain (loss) on changes in fair value of financial instruments		80,928	(58,984)	98,585
(Loss) gain on foreign exchange		(194,909)	78,854	(78,844)
Income before tax		132,460	59,703	287,350
Tax expense	10	(64,367)	(35,344)	(51,505)
Net income		$68,093	$24,359	$235,845

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Comprehensive Income
For the year ended December 31

(in thousands of Canadian dollars)	2013	2012	2011
		Restated (Note 3)	Restated (Note 3)
Net income	$68,093	$24,359	$235,845
Other comprehensive income (loss)
Items that may be reclassified into profit or loss
Foreign currency translation adjustments	(1,281)	(1,509)	(3,541)
Items that will not be reclassified into profit or loss
Actuarial gains (losses) on employee benefit plans	21,230	5,696	(39,652)
Tax (expense) recovery	(5,280)	(1,366)	10,005
Other comprehensive income (loss)	14,669	2,821	(33,188)
Total comprehensive income	$82,762	$27,180	$202,657

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Changes in Shareholders' Equity

(in thousands of Canadian dollars)	Notes	Common shares	Preferred shares	Total share capital	Accumulated earnings	Equity-settled employee benefits reserve	Foreign currency translation reserve	Total reserves	Total shareholders' equity
Balance at January 1, 2011		$756,414	$541,764	$1,298,178	$163,804	$24,573	$(1,692)	$22,881	$1,484,863
Net income for the year	3	—	—	—	235,845	—	—	—	235,845
Dividends declared on preferred shares		—	—	—	(10)	—	—	—	(10)
Other comprehensive loss, net of tax recovery of $10,005	3	—	—	—	(29,647)	—	(3,541)	(3,541)	(33,188)
Share-based payments	23	—	—	—	—	2,654	—	2,654	2,654
Balance at December 31, 2011		$756,414	$541,764	$1,298,178	$369,992	$27,227	$(5,233)	$21,994	$1,690,164
Balance at January 1, 2012		$756,414	$541,764	$1,298,178	$369,992	$27,227	$(5,233)	$21,994	$1,690,164
Net income for the year	3	—	—	—	24,359	—	—	—	24,359
Issuance of share capital	20	—	14,762	14,762	—	—	—	—	14,762
Return of capital	20	(415,812)	(240,734)	(656,546)	—	—	—	—	(656,546)
Other comprehensive income, net of tax expense of $1,366	3	—	—	—	4,330	—	(1,509)	(1,509)	2,821
Share-based payments	23	—	—	—	(25,639)	(23,189)	—	(23,189)	(48,828)
Balance at December 31, 2012		$340,602	$315,792	$656,394	$373,042	$4,038	$(6,742)	$(2,704)	$1,026,732
Balance at January 1, 2013		$340,602	$315,792	$656,394	$373,042	$4,038	$(6,742)	$(2,704)	$1,026,732
Net income for the year		—	—	—	68,093	—	—	—	68,093
Dividends declared on preferred shares		—	—	—	(10)	—	—	—	(10)
Issuance of share capital	20	—	266	266	—	—	—	—	266
Other comprehensive income, net of tax expense of $5,280		—	—	—	15,950	—	(1,281)	(1,281)	14,669
Share-based payments	23	—	—	—	(1,062)	13,215	—	13,215	12,153
Balance at December 31, 2013		$340,602	$316,058	$656,660	$456,013	$17,253	$(8,023)	$9,230	$1,121,903

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Balance Sheets

(in thousands of Canadian dollars)	Notes	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	25	$298,713	$180,961
Trade and other receivables	11	50,266	63,762
Other current financial assets		7,174	6,799
Prepaid expenses and other current assets	12	18,665	22,946
Total current assets		374,818	274,468
Satellites, property and other equipment	6, 14	1,962,759	2,090,754
Deferred tax assets	10	10,024	—
Other long-term financial assets	6	76,006	131,535
Other long-term assets	6, 13	2,765	4,692
Intangible assets	6, 15	845,286	858,697
Goodwill	16	2,446,603	2,446,603
Total assets		$5,718,261	$5,806,749
Liabilities
Trade and other payables		$34,484	$35,709
Other current financial liabilities		164,755	90,591
Other current liabilities	17	122,058	77,930
Current indebtedness	19	57,364	31,953
Total current liabilities		378,661	236,183
Long-term indebtedness	19	3,284,502	3,374,977
Deferred tax liabilities	10	515,207	485,163
Other long-term financial liabilities		72,803	281,462
Other long-term liabilities	18	345,185	402,232
Total liabilities		4,596,358	4,780,017
Shareholders' Equity
Share capital	20	656,660	656,394
Accumulated earnings		456,013	373,042
Reserves		9,230	(2,704)
Total shareholders' equity		1,121,903	1,026,732
Total liabilities and shareholders' equity		$5,718,261	$5,806,749

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

 Consolidated Statements of Cash Flows
For the year ended December 31

(in thousands of Canadian dollars)	Notes	2013	2012	2011
			Restated (Note 3)	Restated (Note 3)
Cash flows from operating activities
Net income	3	$68,093	$24,359	$235,845
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation		211,151	208,685	198,626
Amortization		32,659	35,965	41,021
Deferred tax expense	10	14,328	36,909	51,373
Interest expense		224,099	245,421	228,759
Interest income		(1,288)	(1,090)	(1,961)
Unrealized foreign exchange loss (gain)		202,416	(83,371)	67,706
(Gain) loss on derivatives		(80,928)	58,984	(87,914)
Dividends on senior preferred shares		—	—	1,650
Share-based compensation	23	13,517	1,202	2,654
Insurance proceeds	8	—	—	(135,019)
Impairment (reversal) loss on intangible assets	8	(17,274)	(1,194)	19,468
Gain on other post-employment benefit plan amendment	8	(9,786)	—	—
Loss on disposal of assets	8	1,725	778	1,483
Loss on financing		18,487	77,278	—
Other		(49,755)	(62,646)	(44,562)
Income taxes paid		(12,569)	(3,764)	(2,329)
Interest paid, net of capitalized interest		(212,313)	(239,519)	(210,883)
Interest received		1,172	1,127	2,121
Customer prepayments on future satellite services		32,305	40,345	57,768
Insurance proceeds		—	314	11,228
Repurchase of stock options and exercise of share appreciation rights		(1,196)	(35,266)	—
Operating assets and liabilities	25	51,843	(11,165)	(13,148)
Net cash from operating activities		$486,686	$293,352	$423,886
Cash flows used in investing activities
Satellite programs, including capitalized interest		$(71,178)	$(162,549)	$(356,199)
Purchase of other property and equipment		(8,772)	(7,611)	(17,566)
Purchase of intangible assets		(6)	(166)	(12,618)
Insurance proceeds	8	—	—	135,019
Proceeds from sale of assets		1,081	72	148
Net cash used in investing activities		$(78,875)	$(170,254)	$(251,216)
Cash flows used in financing activities
Proceeds from indebtedness		$—	$3,306,865	$—
Proceeds from issue of promissory note	28	—	145,466	—
Repayment of indebtedness		(271,448)	(2,777,507)	(108,741)
Repayment of senior preferred shares	28	—	(141,435)	—
Payment of premium on early retirement of indebtedness		(13,793)	(39,444)	—
Payment of debt issue costs		(810)	(52,030)	—
Return of capital to shareholders	20	—	(656,546)	—
Proceeds from exercise of stock options		99	—	—
Dividends paid on preferred shares		(10)	—	(10)
Satellite performance incentive payments		(4,770)	(4,582)	(5,928)
Net cash used in financing activities		$(290,732)	$(219,213)	$(114,679)
Effect of changes in exchange rates on cash and cash equivalents		$673	$(886)	$(324)
Increase (decrease) in cash and cash equivalents		$117,752	$(97,001)	$57,667
Cash and cash equivalents, beginning of year		180,961	277,962	220,295
Cash and cash equivalents, end of year	25	$298,713	$180,961	$277,962

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

1. BACKGROUND OF THE COMPANY

Telesat Holdings Inc. (the “Company” or “Telesat”) is a Canadian corporation. Telesat is a leading global satellite operator providing reliable and secure satellite-delivered communications solutions worldwide to broadcast, telecom, corporate and government customers. The fleet today consists of 14 satellites and the Canadian payload on ViaSat-1 with another satellite under construction. Telesat also manages the operations of additional satellites for third parties. Telesat is headquartered in Ottawa at 1601 Telesat Court, Ontario, Canada, K1B 5P4, with offices and facilities around the world.

As at December 31, 2013, Loral Space and Communications Inc. (“Loral”) and Canada’s Public Sector Pension Investment Board (“PSP Investments”) indirectly hold an economic interest in Telesat of 62.8% and 35.3%, respectively, with the remaining 1.9% economic interests held by various individuals. Loral indirectly holds a voting interest of 32.7% on all matters including the election of directors. PSP Investments indirectly holds a voting interest of 67.3% on all matters except for the election of directors, and a 29.4% voting interest for the election of directors. The remaining voting interest of 37.9% for the election of directors is held by shareholders of the Company’s Director Voting Preferred Shares.

These financial statements were approved by the Audit Committee of the Board of Directors and authorized for issue on February 21, 2014.

2. BASIS OF PRESENTATION

Statement of Compliance

The consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The accounting policies described in Note 4 were consistently applied to all the periods presented.

Basis of Consolidation

These consolidated financial statements include the results of the Company and subsidiaries controlled by the Company. Control is achieved when the Company has power over an entity, has exposure, or rights to variable returns from its involvement with an entity, and has the ability to use the power over an entity to affect the amount of its return. The most significant wholly-owned subsidiaries are listed in Note 27.

3. CHANGE IN ACCOUNTING POLICIES

IAS 1, Presentation of Financial Statements

The Company adopted the amendments to IAS 1 with a date of initial adoption of January 1, 2013.

The adoption resulted in a change to the presentation of the components of other comprehensive income (loss) in the statement of comprehensive income.

As a result of the change, the components of other comprehensive income (loss) are segregated between:

•	Items that may be reclassified into profit or loss; and
•	Items that will not be reclassified into profit or loss

with the components of other comprehensive income (loss) shown before tax with the tax impact allocated on the same basis as their related component of other comprehensive income (loss).

The change in the presentation of the statement of comprehensive income has been adopted retrospectively.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. CHANGE IN ACCOUNTING POLICIES  – (continued)

IFRS 10, Consolidated Financial Statements

The Company adopted IFRS 10 with a date of initial adoption of January 1, 2013.

The adoption resulted in a change to the definition of control, as set out in Note 2, used in the determination of consolidation.

The change had no impact on the entities consolidated in the financial statements of the Company.

The change in the definition has been adopted retrospectively.

IFRS 13, Fair Value Measurements

The Company adopted IFRS 13 with a date of initial adoption of January 1, 2013.

The adoption resulted in a change to the definition of fair value, as set out in Note 22. The change had no impact on the measurement of the Company’s assets and liabilities, however, the change resulted in additional note disclosure.

The change in the definition has been adopted prospectively.

IAS 19R, Employee Benefits

The Company adopted IAS 19R, Employee Benefits with a date of initial adoption of January 1, 2013.

The adoption of this policy resulted in the following:

•	A change in the basis for determining and classifying income or expenses related to its employee benefit plans;

•	A change to the treatment of administrative fees not related to asset management; and

•	Additional note disclosures.

The change in accounting policy has been adopted retrospectively.

Determination and classification of employee benefit plans income or expenses

The Company now determines the net interest expense (income) on the net defined benefit liability (asset) for the period by applying the discount rate used to measure the defined benefit obligation at the beginning of the period to the net defined benefit liability (asset) at the beginning of the period. Previously, the Company determined interest income on plan assets based on their long-term rate of expected return.

The net interest on defined benefit liability comprises:

•	Interest cost on the defined benefit obligation; and

•	Interest income on plan assets.

The Company elected to recognize the net interest expense within interest expense in the statement of income.

Treatment of administrative fees not related to asset management

The Company now includes administrative fees not related to asset management as a component of service cost. Previously, the Company included administrative fees not related to asset management as a part of the actuarial gains (losses) and recorded the balance in the statement of comprehensive income.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

3. CHANGE IN ACCOUNTING POLICIES  – (continued)

The following table summarizes the increases (decreases) resulting from the adoption of the new accounting policy for the years ended December 31, 2012 and 2011.

	Year ended December 31, 2012	Year ended December 31, 2011
Statements of income
Operating expenses	$518	$203
Interest expense	$3,215	$1,708
Tax expense	$(990)	$(481)
Net income	$(2,743)	$(1,430)
Statements of comprehensive income
Net income	$(2,743)	$(1,430)
Actuarial gains on employee benefit plans	$3,733	$1,911
Tax related to other comprehensive income that will not be reclassified to profit or loss	$990	$481
Total comprehensive income	$—	$—

There are no impacts on the balance sheets as at January 1, 2011, December 31, 2011 and December 31, 2012.

IAS 1, Presentation of the Consolidated Statements of Cash Flows

The Company incorporated the interest received, interest paid and income taxes paid into the consolidated statements of cash flows instead of including these amounts as supplementary note disclosure. This has resulted in certain comparative figures being reclassified on the statements of cash flows to conform with the financial statement presentation adopted in the current year.

4. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared on the historical cost basis except for certain financial instruments which are measured at fair values, as explained in the accounting policies below. Historical cost is based on the fair value of the consideration given or received in exchange for assets or liabilities.

Segment Reporting

The Company’s operating segments are organized around the group’s service lines, which represent the group’s business activities. The operating segments are reported in a manner consistent with the internal reporting provided to the Company’s Chief Operating Decision Maker, who is the Company’s Chief Executive Officer. To be reported, a segment is usually based on quantitative thresholds but can also encompass qualitative factors management deems significant. The Company operates in a single industry segment, in which it provides satellite-based services to its broadcast, enterprise and consulting customers around the world.

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

Upon consolidation of the Company’s foreign operations having a functional currency other than the Canadian dollar, assets and liabilities are translated at the year end exchange rate, and revenue and expenses are translated at average exchange rates for the year. Gains or losses on the translation of foreign subsidiaries are recognized in other comprehensive income.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits, short-term investments, and restricted cash expected to be used within the next twelve months.

Revenue Recognition

Telesat recognizes revenue from satellite services when earned, as services are rendered or delivered to customers. Revenue is measured at the fair value of the consideration received or receivable. There must be clear evidence that an arrangement exists, the amount of revenue must be known or determinable and collectability must be reasonably assured.

Revenue from a contract to sell consulting services is recognized as follows:

•	Consulting revenue for cost plus contracts are recognized after the work has been completed and accepted by the customer.

•	The percentage of completion method is used for fixed price consulting revenue contracts. Percentage of completion is measured by comparing actual cost incurred to total cost expected.

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

Borrowing Costs

Borrowing costs are incurred on the Company’s debt financing. Borrowing costs attributable to the acquisition, production or construction of a qualifying asset are added to the cost of that asset. The Company has defined a qualifying asset as an asset that takes longer than twelve months to get ready for its intended use or sale. Capitalization of borrowing costs continues until such time as the asset is substantially ready for its intended use or ready for sale. Borrowing costs are determined based on specific financing related to the asset or in the absence of specific financing, the borrowing costs are calculated on the basis of a capitalization rate which is equal to the Company’s weighted average cost of debt. All other borrowing costs are expensed in the period in which they are incurred.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Satellites, Property and Other Equipment

Satellites, property and other equipment, which are carried at cost, less accumulated depreciation and any accumulated impairment losses, include the contractual cost of equipment, capitalized engineering costs, and with respect to satellites, the cost of launch services, launch insurance and capitalized borrowing costs during construction.

Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets.

Below are the estimated useful lives in years of satellites, property and other equipment as of December 31, 2013.

Years
Satellites	12 to 15
Property and other equipment	1 to 30

Construction in progress is not depreciated as depreciation only commences when the asset is ready for its intended use. For satellites, depreciation commences on the day the satellite becomes available for service and continues until the accumulated depreciation equals the amount of the cost or until the satellite is retired.

The investment in each satellite will be removed from the property accounts when the satellite has been fully depreciated and is no longer in service. When other property is retired from operations at the end of its useful life, the amount of the asset and accumulated depreciation are removed from the accounts. Earnings are credited with the amount of any net salvage value and charged with any net cost of removal. When an asset is sold prior to the end of its useful life, the gain or loss is recognized immediately in other operating gains, net.

In the event of an unsuccessful launch or total in-orbit satellite failure, all unamortized costs that are not recoverable under launch or in-orbit insurance are recorded in other operating gains, net.

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

Deferred Satellite Performance Incentive Payments

Deferred satellite performance incentive payments are obligations payable to satellite manufacturers over the lives of certain satellites. The present value of the payments are capitalized as part of the cost of the satellite and recognized as part of the depreciation of the satellite.

Impairment of Long-Lived Assets

Tangible fixed assets and finite life intangible assets are assessed for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the carrying value of an asset exceeds the recoverable amount. Tangible fixed assets and finite life intangible assets are also assessed for indicators of impairment at each reporting period.

An impairment test consists of assessing the recoverable amount of an asset, which is the higher of its fair value less cost of disposal and its value in use. If it is not practicable to measure the recoverable amount for a particular asset, the Company determines the recoverable amount of the cash generating unit (“CGU”) with which it is associated. A CGU is the smallest identifiable group of assets that generates cash inflows which are largely independent of the cash inflows from other assets or groups of assets.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company measures value in use on the basis of the estimated future cash flows to be generated by an asset or CGU. These future cash flows are based on the Company’s latest business plan information approved by senior management and are discounted using rates that best reflect the time value of money and the specific risks associated with the underlying asset or assets in the CGU.

The fair value less cost of disposal is the price that would be received to sell an asset or CGU in an orderly transaction between market participants at the measurement date, less costs of disposal. For the impairment assessment, the fair value is calculated on a recurring basis and is calculated using level 3 of the fair value hierarchy.

An impairment loss is the amount by which the carrying amount of an asset or CGU exceeds its recoverable amount. When an impairment loss subsequently reverses, the carrying amount of the asset (or a CGU) is increased to the revised measure of its recoverable amount, so that the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognized for the asset (or CGU) in prior years. Impairment losses and reversals of impairment losses are recognized in other operating gains, net.

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

The Company distinguishes intangible assets between assets with finite and indefinite useful lives. Intangible assets with indefinite useful lives are comprised of the Company’s trade name and orbital slots. Finite life intangible assets, which are carried at cost less accumulated amortization, consist of revenue backlog, customer relationships, customer contracts, concession rights, transponder rights and patents. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method of amortization, except for revenue backlog which is based on the expected period of recognition of the related revenue.

Below are the estimated useful lives in years of the finite life intangible assets as of December 31, 2013.

Years
Revenue backlog	4 to 17
Customer relationships	11 to 21
Customer contracts	3 to 15
Concession rights	8 to 15
Transponder rights	14
Patents	18

Impairment of Goodwill and Indefinite Life Intangible Assets

An assessment for impairment of goodwill and indefinite life intangible assets is performed annually, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of these assets are likely to exceed their recoverable amount. Goodwill is tested for impairment at the entity level as this represents the lowest level within the Company at which the goodwill is monitored for internal management purposes, and is not larger than an operating segment. Indefinite life intangibles have not been allocated to any CGU and are tested for impairment at the asset level. Goodwill and indefinite life intangible assets are also assessed for indicators of impairment at each reporting period.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

An impairment test consists of assessing the recoverable amount of an asset, which is the higher of its fair value less disposal costs and its value in use. For the impairment assessment, fair value is calculated on a recurring basis and is calculated using level 3 of the fair value hierarchy.

Orbital Slots

In performing the orbital slot impairment analysis, the Company determines, for each orbital slot, its fair value less disposal costs, known as the market approach or income approach, and its value in use on an annual basis. The higher of these two amounts is determined to be the recoverable amount. To the extent that the recoverable amount is less than the carrying value of the asset, an impairment exists and the asset is written down to its recoverable amount.

The key assumptions used in estimating the recoverable amounts of the orbital slots include:

i)	the market penetration leading to revenue growth;

ii)	the profit margin;

iii)	the duration and profile of the build-up period;

iv)	the estimated start-up costs and losses incurred during the build-up period; and

v)	the discount rate.

Fair value less disposal costs is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. In order to determine this amount, the Company measures what an independent third party would pay to purchase the orbital slot by looking to actual market transactions for similar assets.

The value in use amount is the present value of the future cash flows expected to be derived from the asset. The determination of this amount includes projections of cash inflows from the continuing use of the asset and cash outflows that are required to generate the associated cash inflows. These cash inflows are discounted at an appropriate discount rate.

Goodwill

In performing the goodwill impairment analysis, the Company assesses the recoverable amount of the asset using the income approach as well as the market approach in the determination of the fair value of goodwill at the entity level.

Under the income approach, the sum of the projected discounted cash flows for the next five years, or a longer period if justified by the most recent financial plan approved by management, in addition to a terminal value are used to determine the fair value at the entity level. In this model, significant assumptions used include: revenue, expenses, capital expenditures, working capital, disposal costs, terminal growth rate and discount rate.

Under the market approach, the fair value at the entity level is determined based on market multiples derived from comparable public companies. As part of that analysis, assumptions are made regarding the comparability of selected companies including revenue, earnings before interest, taxes, depreciation and amortization multiples for valuation purposes, growth rates, size and overall profitability.

Under both approaches, all assumptions used in the model are based on management’s best estimates. The discount rates are consistent with external sources of information.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Financial Instruments

Telesat uses derivative financial instruments to manage its exposure to foreign exchange rate risk associated with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. Currently, Telesat does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All realized and unrealized gains and losses on these derivative financial instruments are recorded in the consolidated statement of income and included as part of gain (loss) on changes in fair value of financial instruments.

Financial assets and financial liabilities that are classified as held-for-trading (“HFT”) are measured at fair value. The unrealized gains and losses relating to the HFT assets and liabilities are recorded in the consolidated statement of income in the gain (loss) on changes in fair value of financial instruments. Loans and receivables and other liabilities are recorded at amortized cost in accordance with the effective interest method.

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

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Employee Benefit Plans

Telesat maintains one contributory and three non-contributory defined benefit pension plans which provide benefits based on length of service and rate of pay. Telesat is responsible for adequately funding these defined benefit pension plans. Contributions are made based on actuarial cost methods that are permitted by pension regulatory bodies and reflect assumptions about future investment returns, salary projections and future service benefits. Telesat also provides other post-employment and retirement benefits, including health care and life insurance benefits on retirement and various disability plans, workers compensation and medical benefits to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement, under certain circumstances. In addition, Telesat provides defined contribution pension plans, under certain circumstances, for employees who are not eligible for the defined benefit pension plans.

The Company accrues the present value of its obligations under employee benefit plans and the related costs reduced by the fair value of plan assets. Pension costs and other retirement benefits are determined using the projected unit credit method prorated on service and management’s best estimate of expected investment performance, salary escalation, retirement ages of employees and expected health care costs.

Pension plan assets are valued at fair value. The discount rate is based on the market interest rate of high quality bonds and is consistent with guidance described by the Canadian Institute of Actuaries in an Educational note dated September 2011. Past service costs arising from plan amendments are recognized immediately to the extent that the benefits are already vested, and otherwise are amortized on a straight-line basis over the average remaining vesting period. A valuation is performed at least every three years to determine the present value of the accrued pension and other retirement benefits.

Remeasurements arising from defined benefit plans comprise actuarial gains and losses and the return on plan assets (excluding interest). Telesat recognizes them immediately in other comprehensive income, which is included in the accumulated earnings, in the period in which they occur.

The current service costs and administration fees not related to asset management are included in operating expenses. The net interest expense (income) on the net defined benefit liability (asset) for the period is calculated by applying the discount rate used to measure the defined benefit obligation at the beginning of the period to the net defined benefit liability (asset) at the beginning of the period while taking into account any changes in the net defined benefit liability (asset) during the period as a result of contributions and benefit payments. The net interest expense (income) is included in interest expense.

The pension expense for 2013 was determined based on membership data as at December 31, 2011. The accrued benefit obligation as at December 31, 2013 was determined based on the membership data as at December 31, 2012, extrapolated one year, and based on December 31, 2013 assumptions. For certain Canadian post-retirement benefits, the expense for 2013 was based on membership data as at September 30, 2012. For certain American post-retirement benefits, the expense for 2013 was based on membership data as at January 1, 2013. The accrued benefit obligation as at December 31, 2013 was determined based on membership data as at September 30, 2013, extrapolated three months, and based on December 31, 2013 assumptions. The most recent valuation of the pension plans for funding purposes was as of January 1, 2013. The next required valuation for the employee pension plan is as of January 1, 2014 while the pension plan for designated employees is due as of January 1, 2016. Valuations will be performed for both pension plans as of January 1, 2014.

In addition, employees who are not eligible for defined benefit pension plans may be eligible to participate in defined contribution pension plans. Payments to defined contribution pension plans are recognized as an expense when employees have rendered service entitling them to the Company contributions.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Telesat also provides health care and life insurance benefits for certain retired employees. These benefits are funded primarily on a pay-as-go basis, with the retiree paying a portion of the cost through contributions, deductibles and co-insurance provisions. Commencing in 2015, as a result of an amendment to one of the plans, Telesat will contribute to a health reimbursement account instead of providing the health care and life insurance benefits directly to certain retired employees.

Share-Based Compensation Plan

The Company offers an equity-settled share-based incentive plan for certain key employees under which it receives services from employees in exchange for equity instruments of the Company. The expense is based on the fair value of the awards granted using the Black-Scholes option pricing model. The expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied, with a corresponding increase in equity. For awards with graded vesting, the fair value of each tranche is recognized over the respective vesting period.

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

Deferred taxes are the result of temporary differences arising between the tax bases of assets and liabilities and their carrying amount. Deferred tax assets and liabilities are measured at the tax rates that are expected to apply in the period when the asset is realized or the liability is settled, based on tax rates and laws that have been enacted or substantively enacted at the balance sheet date. Deferred tax assets are recognized for all deductible temporary differences to the extent that it is probable that taxable profit will be available against which the deductible temporary difference can be utilized.

The carrying amount of deferred tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that the deferred tax assets will be realized. Unrecognized deferred tax assets are reassessed at each balance sheet date and recognized to the extent that it has become probable that future taxable profit will allow the deferred tax assets to be recovered.

Deferred tax assets are netted against the deferred tax liabilities when they relate to income taxes levied by the same taxation authority on either:

i)	the same taxable entity; or

ii)	different taxable entities which intend to settle current tax liabilities and assets on a net basis, or to realize the assets and settle the liabilities simultaneously, in each future period in which significant amounts of deferred tax liabilities or assets are expected to be settled or recovered.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Future Changes in Accounting Policies

The IASB periodically issues new accounting standards. The new standards determined to be applicable to the Company are disclosed below. The remaining standards have been excluded as they are not applicable.

Recoverable amount disclosures for non-financial assets

Recoverable Amount Disclosures for Non-Financial Assets (Amendments to IAS 36) was issued by the IASB on May 29, 2013. These amendments expand the disclosure requirements about the recoverable amount of impaired assets if the recoverable amount is based on fair value less costs of disposal. These amendments are effective for annual periods beginning on or after January 1, 2014. The Company is currently evaluating the impact of the amendments to IAS 36 on its consolidated financial statements.

Financial instruments

IFRS 9, Financial Instruments (“IFRS 9”) was issued by the IASB on October 28, 2010, and will replace IAS 39, Financial Instruments: Recognition and Measurement (“IAS 39”). IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, replacing multiple rules in IAS 39. The approach in IFRS 9 is based on how an entity manages its financial instruments in the context of its business model and the contractual cash flow characteristics of the financial assets. Two measurement categories continue to exist to account for financial liabilities in IFRS 9, fair value through profit or loss (“FVTPL”) and amortized cost. Financial liabilities held-for-trading are measured at FVTPL, and all other financial liabilities are measured at amortized cost unless the fair value option is applied. The treatment of embedded derivatives under the new standard is consistent with IAS 39 and is applied to financial liabilities and non-derivative hosts not within the scope of this standard. The effective date for this standard has not been announced by the IASB. The Company is currently evaluating the impact of IFRS 9 on its consolidated financial statements.

Levies

IFRIC 21, Levies was issued by the IASB on May 20, 2013. IFRIC 21 provides guidance on accounting for levies in accordance with IAS 37, Provisions, Contingent Liabilities and Contingent Assets . The interpretation defines a levy as an outflow from an entity imposed by a government in accordance with legislation and confirms that an entity recognizes a liability for a levy only when the triggering event specified in the legislation occurs. This interpretation is effective for annual periods beginning on or after January 1, 2014 and is to be applied retrospectively. The Company is currently evaluating the impact of the interpretation on its consolidated financial statements.

5. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Critical judgments in applying accounting policies

The following are the critical judgments made in applying the Company’s accounting policies which have the most significant effect on the amounts reported in the financial statements:

Revenue recognition

The Company’s accounting policy relating to revenue recognition is described in Note 4. The percentage of completion method is used for fixed price consulting revenue contracts and requires judgment by management to accurately determine costs incurred and costs required to complete contracts.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES  – (continued)

Uncertain income tax positions

The Company operates in numerous jurisdictions and is subject to country-specific tax laws. Management uses significant judgment when determining the worldwide provision for tax, and estimates provisions for uncertain tax positions as the amounts expected to be paid based on a qualitative assessment of all relevant factors. In the assessment, management considers risk with respect to tax matters under active discussion, audit, dispute or appeal with tax authorities, or which are otherwise considered to involve uncertainty. Management reviews the provisions at each balance sheet date.

Determining whether an arrangement contains a lease

Management uses significant judgment in assessing whether each new arrangement contains a lease based on IFRIC 4. The determination of whether an arrangement is, or contains a lease, is based on the substance of the arrangement at inception date, and whether the fulfillment of the arrangement is dependent on the use of a specific asset or assets and the arrangement conveys a right to use the asset. If contracts contain a lease arrangement, the leases are classified as finance leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Critical accounting estimates and assumptions

The Company makes accounting estimates and assumptions that affect the carrying value of assets and liabilities, reported net income and disclosure of contingent assets and liabilities. Estimates and assumptions are based on historical experience, current events and other relevant factors, therefore, actual results may differ and differences could be material. The accounting estimates and assumptions critical to the determination of the amounts reported in the financial statements are as follows:

Derivative financial instruments measured at fair value

Derivative financial assets and liabilities measured at fair value were $51.6 million and $154.3 million, respectively, at December 31, 2013 (December 31, 2012 — $109.3 million and $282.9 million, respectively). Quoted market values are unavailable for the Company’s financial instruments and, in the absence of an active market, the Company determines fair value for financial instruments based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs. The determination of fair value is affected significantly by the assumptions used for the amount and timing of estimated future cash flows and discount rates. As a result, the fair value of financial assets and liabilities and the amount of gains (losses) on changes in fair value of financial instruments recorded to net income could vary.

Impairment of goodwill

Goodwill represents $2,446.6 million of total assets at December 31, 2013 and December 31, 2012. Determining whether goodwill is impaired requires an estimation of the Company’s value. The Company’s value requires management to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, tax rates and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Impairment of intangible assets

Intangible assets represent $845.3 million of total assets at December 31, 2013 (December 31, 2012 —  $858.7 million). Impairment of intangible assets is tested annually or more frequently if indicators of impairment exist. The impairment analysis requires the Company to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, discount rates, tax rates and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

5. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES  – (continued)

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

Employee benefits

The cost of defined benefit pension plans and other post-employment benefits, and the present value of the pension obligation are determined using actuarial valuations. An actuarial valuation involves making various assumptions which may differ from actual developments in the future. These include the determination of the discount rate, future salary increases, mortality rates, future pension increases and return on plan assets. Due to the complexity of the valuation, the underlying assumptions, and its long-term nature, a defined benefit obligation is highly sensitive to changes in these assumptions. All assumptions are reviewed annually.

Determination of useful life of satellites and finite life intangible assets

The estimated useful life and depreciation method for satellites and finite life intangible assets are reviewed annually, with the effect of any changes in estimate being accounted for on a prospective basis. Any change in these estimates may have a significant impact on the amounts reported.

Income taxes

Management assesses the recoverability of deferred tax assets based upon an estimation of the Company’s projected taxable income using enacted or substantially enacted tax laws, and its ability to utilize future tax deductions before they expire. Actual results could differ from expectations.

6. SEGMENT INFORMATION

Telesat operates in a single reportable industry segment, in which it provides satellite-based services to its broadcast, enterprise and consulting customers around the world.

The Company derives revenue from the following services:

•	Broadcast — distribution or collection of video and audio signals which include satellite transmission services, uplinking and downlinking services, occasional use services, and bundled and value added services such as digital encoding.

•	Enterprise — provision of satellite transmission services and ground network services for voice, data, image transmission and internet services around the world.

•	Consulting and other — all consulting services related to space and earth segments, government studies, satellite control services and research and development.

Revenue derived from the above service lines were as follows:

Year ended December 31,	2013	2012	2011
Broadcast	$471,006	$439,410	$436,676
Enterprise	402,377	380,496	341,884
Consulting and other	23,513	25,904	29,801
Revenue	$896,896	$845,810	$808,361

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

6. SEGMENT INFORMATION  – (continued)

Geographic Information

Revenue by geographic region was based on the point of origin of the revenue (destination of the billing invoice), allocated as follows:

Year ended December 31,	2013	2012	2011
Canada	$446,567	$417,383	$411,185
United States	276,983	268,434	247,924
Europe, Middle East & Africa	81,143	74,952	75,887
Asia & Australia	18,022	17,297	19,254
Latin America & Caribbean	74,181	67,744	54,111
Revenue	$896,896	$845,810	$808,361

Telesat’s satellites are in geosynchronous orbit. For disclosure purposes, the satellites have been classified based on ownership. Satellites, property and other equipment and intangible assets by geographic region are allocated as follows:

As at December 31,	2013	2012
Canada	$1,657,350	$1,796,850
United States	208,821	236,605
All others	96,588	57,299
Satellites, property and other equipment	$1,962,759	$2,090,754

As at December 31,	2013	2012
Canada	$798,802	$813,976
United States	33,416	31,736
All others	13,068	12,985
Intangible assets	$845,286	$858,697

Other long-term financial assets and other long-term assets by geographic region are allocated as follows:

As at December 31,	2013	2012
Canada	$68,055	$125,136
All others	7,951	6,399
Other long-term financial assets	$76,006	$131,535

As at December 31	2013	2012
Canada	$2,757	$4,184
United States	8	508
Other long-term assets	$2,765	$4,692

Goodwill was not allocated to geographic regions in any of the years.

Major Customers

For the year ended December 31, 2013, there were three significant customers each representing more than 10% of consolidated revenue (December 31, 2012 and 2011 — two customers).

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

7. OPERATING EXPENSES

The Company’s operating expenses are comprised of the following:

Year ended December 31,	2013	2012	2011
		Restated (Note 3)	Restated (Note 3)
Compensation and employee benefits (a)	$79,051	$116,414	$61,958
Other operating expenses (b)	43,960	47,555	48,110
Cost of sales (c)	78,051	81,910	77,900
Operating expenses	$201,062	$245,879	$187,968

(a)	Compensation and employee benefits include salaries, bonuses, commissions, post-employment benefits and charges arising from share-based payments. The expense for the year ended December 31, 2013, includes $1.5 million of compensation and benefit expense related to payments to certain employees in conjunction with a special cash distribution paid to the Company’s shareholders (December 31, 2012 — $52.5 million, December 31, 2011 — $nil).

(b)	Other operating expenses include general and administrative expenses, marketing expenses, in-orbit insurance expense, professional fees and facility costs.

(c)	Cost of sales includes the cost of third-party capacity, the cost of equipment sales and costs directly attributable to the facilitation of customer contracts.

8. OTHER OPERATING GAINS, NET

Year ended December 31,	2013	2012	2011
Insurance proceeds (a)	$—	$—	$135,019
Impairment reversal (loss) on intangible assets (Note 15)	17,274	1,194	(19,468)
Gain on other post-employment benefit plan amendment (Note 24)	9,786	—	—
Gain on forgiveness of satellite performance incentive payments	—	5,474	—
Loss on disposal of assets	(1,725)	(778)	(1,483)
Other operating gains, net	$25,335	$5,890	$114,068

(a)	The Company had insurance policies that provided coverage for a total, constructive total, or partial loss of Telstar 14R/Estrela do Sul 2. Following the launch of the satellite in May 2011, the Company determined that the north solar array failed to fully deploy and promptly filed a notice of loss with its insurers. During the third quarter of 2011, the Company filed a claim under its policies to its insurers. In December 2011, the Company received insurance proceeds of USD $132.7 million ($135.0 million) from its insurers with respect to the claim.

9. INTEREST EXPENSE

The components of interest expense are as follows:

Year ended December 31,	2013	2012	2011
		Restated (Note 3)	Restated (Note 3)
Interest on indebtedness	$173,522	$197,389	$181,428
Interest on derivative instruments	46,349	45,877	62,124
Interest on performance incentive payments	4,453	4,142	4,361
Interest on Senior Preferred Shares	—	2,380	9,869
Interest on promissory notes	66	9,884	1,291
Interest on employee benefit plans	3,070	3,215	1,708
Capitalized interest	(3,361)	(17,466)	(32,022)
Interest expense	$224,099	$245,421	$228,759

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

10. INCOME TAXES

Year ended December 31,	2013	2012	2011
		Restated (Note 3)	Restated (Note 3)
Current tax expense (recovery)	$50,039	$(1,565)	$132
Deferred tax expense	14,328	36,909	51,373
Tax expense	$64,367	$35,344	$51,505

A reconciliation of the statutory income tax rate, which is a composite of Canadian federal and provincial rates, to the effective income tax rate is as follows:

Year ended December 31,	2013	2012	2011
		Restated (Note 3)	Restated (Note 3)
Income before tax	$132,460	$59,703	$287,350
Multiplied by the statutory income tax rates	26.50%	26.51%	28.11%
	35,102	15,827	80,774
Income tax recorded at rates different from the Canadian tax rate	1,125	(2,391)	(408)
Permanent differences	24,388	2,849	(9,316)
Effect on deferred tax balances due to change in income tax rates	196	25,420	—
Effect of temporary differences not recognized as deferred tax assets	14,121	(3,942)	(10,145)
Previously unrecognized tax losses and credits	(8,443)	—	(8,977)
Reversal of tax reserve	(2,045)	(2,224)	—
Other	(77)	(195)	(423)
Tax expense	$64,367	$35,344	$51,505
Effective income tax rate	48.59%	59.20%	17.92%

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

As at December 31,	2013	2012
Deferred tax assets
Investment tax credit	$—	$4,063
Foreign tax credit	18,513	14,977
Financing charges	12,731	11,461
Deferred revenue	2,229	3,298
Loss carry forwards	19,829	22,807
Employee benefits	7,581	14,180
Other	1,156	766
Total deferred tax assets	$62,039	$71,552
Deferred tax liabilities
Capital assets	$(300,640)	$(297,661)
Intangibles	(235,449)	(235,223)
Finance charges	(4,576)	(4,941)
Reserves	(2,346)	(3,428)
Derivative liabilities	(24,211)	(15,462)
Total deferred tax liabilities	$(567,222)	$(556,715)
Deferred tax liabilities, net	$(505,183)	$(485,163)

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

10. INCOME TAXES  – (continued)

Deferred tax assets of $10.0 million on the balance sheet relates to the U.S. tax jurisdiction.

Losses and tax credits

At December 31, 2013, the Company had no Canadian non-capital losses to carry forward as it utilized the remaining balance during the year. Also during the year, the Company utilized $24.2 million of its capital losses carried forward to offset the capital gains recognized in the year. At December 31, 2013, the Company had $96.6 million of capital losses remaining which may be only used against future capital gains. The deferred tax asset recognized in respect of the remaining losses carried forward was $12.8 million as the Company expects to utilize our losses in the following year. These losses may be carried forward indefinitely.

The Company had $21.4 million of foreign tax credits which may only be used to offset taxes payable. The deferred tax asset not recognized in respect of these credits was $2.9 million. The credits will begin to expire in 2014.

The Company had U.S. tax losses carried forward of $20.6 million which will expire between 2028 and 2031. A deferred tax asset of $7.0 million with respect to these losses was recognized during the year as it is probable that the deferred tax assets related to the tax losses will be realized through a combination of future reversals of temporary differences and taxable income.

In addition, the Company had $7.3 million of Brazil tax losses which may be carried forward indefinitely. The deferred tax asset not recognized in respect of these losses was $2.5 million.

Investments in subsidiaries

As at December 31, 2013, the Company had temporary differences of $38.8 million associated with investments in subsidiaries for which no deferred tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and it is not probable that these differences will reverse in the foreseeable future.

11. TRADE AND OTHER RECEIVABLES

As at December 31,	2013	2012
Trade receivables	$43,697	$63,808
Trade receivables due from related parties (Note 28)	870	21
Less: Allowance for doubtful accounts	(2,887)	(2,951)
Net trade receivables	41,680	60,878
Other receivables	8,247	2,884
Other receivables due from related parties (Note 28)	339	—
Trade and other receivables	$50,266	$63,762

Allowance for doubtful accounts

The movement in the allowance for doubtful accounts was as follows:

Year ended December 31,	2013	2012
Allowance for doubtful accounts, beginning of year	$2,951	$3,740
Provisions for impaired receivables	344	158
Receivables written off during the year	(300)	(671)
Foreign currency exchange differences	(108)	(276)
Allowance for doubtful accounts, end of year	$2,887	$2,951

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

12. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As at December 31,	2013	2012
Prepaid expenses (a)	$12,775	$16,400
Income tax recoverable	1,183	1,233
Inventory (b)	4,407	5,013
Deferred charges (c)	300	300
Prepaid expenses and other current assets	$18,665	$22,946

(a)	Prepaid expenses are primarily comprised of prepaid satellite in-orbit insurance, prepaid interest on long-term indebtedness and prepaid license fees.

(b)	At December 31, 2013, inventory consists of $4.2 million of finished goods (December 31, 2012 — $4.9 million) and $0.2 million of work in process (December 31, 2012 — $0.1 million). During the year, $20.7 million was recognized as cost of equipment sales and recorded as an operating expense (December 31, 2012 — $21.1 million, December 31, 2011 — $18.3 million).

(c)	Deferred charges include deferred financing charges relating to the Revolving Credit Facility (see Note 19).

13. OTHER LONG-TERM ASSETS

As at December 31,	2013	2012
Prepaid satellite in-orbit insurance	$—	$1,325
Deferred charges	673	1,061
Income tax recoverable	1,779	1,779
Other	313	527
Other long-term assets	$2,765	$4,692

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

14. SATELLITES, PROPERTY AND OTHER EQUIPMENT

	Satellites	Property and other equipment	Assets under construction	Total
Cost at January 1, 2012	$2,314,113	$193,463	$380,205	$2,887,781
Additions	—	2,098	146,633	148,731
Disposals/retirements	—	(6,917)	—	(6,917)
Reclassifications and transfers from assets under construction	267,834	12,856	(280,690)	—
Impact of currency translation	—	(610)	(20)	(630)
Cost at December 31, 2012 and January 1, 2013	$2,581,947	$200,890	$246,128	$3,028,965
Additions	—	2,732	81,186	83,918
Disposals/retirements	—	(4,753)	—	(4,753)
Reclassifications and transfers from assets under construction	266,982	14,822	(281,804)	—
Impact of currency translation	—	751	668	1,419
Cost at December 31, 2013	$2,848,929	$214,442	$46,178	$3,109,549
Accumulated depreciation and impairment at January 1, 2012	$(660,764)	$(75,102)	$—	$(735,866)
Depreciation	(191,471)	(17,214)	—	(208,685)
Disposals/retirements	—	6,003	—	6,003
Impact of currency translation	—	337	—	337
Accumulated depreciation and impairment at December 31, 2012 and January 1, 2013	$(852,235)	$(85,976)	$—	$(938,211)
Depreciation	(194,310)	(16,841)	—	(211,151)
Disposals/retirements	—	3,042	—	3,042
Impact of currency translation	—	(470)	—	(470)
Accumulated depreciation and impairment at December 31, 2013	$(1,046,545)	$(100,245)	$—	$(1,146,790)
Net carrying values
At December 31, 2012	$1,729,712	$114,914	$246,128	$2,090,754
At December 31, 2013	$1,802,384	$114,197	$46,178	$1,962,759

Substantially all of the Company’s satellites, property and other equipment have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities (Note 19).

Borrowing costs of $3.4 million arising on financing were capitalized for the year ended December 31, 2013 (December 31, 2012 — $17.5 million, December 31, 2011 — $32.0 million). The average capitalization rate was 6% (7% in 2012, 8% in 2011), representing the Company’s weighted average cost of debt.

No impairment was recognized for the years ended December 31, 2011, 2012 and 2013.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

15. INTANGIBLE ASSETS

The intangible assets are split between assets with finite and indefinite lives.

The indefinite life intangible assets are summarized below.

	Orbital slots	Trade name	Total indefinite life intangibles
Cost at January 1, 2012	$598,453	$17,000	$615,453
Additions	—	—	—
Impact of currency translation	(861)	—	(861)
Cost at December 31, 2012 and January 1, 2013	$597,592	$17,000	$614,592
Additions	1,061	—	1,061
Disposals	—	—	—
Impact of currency translation	2,072	—	2,072
Cost at December 31, 2013	$600,725	$17,000	$617,725
Accumulated impairment at January 1, 2012	$(19,568)	$—	$(19,568)
Impairment reversal	1,194	—	1,194
Accumulated impairment at December 31, 2012 and January 1, 2013	$(18,374)	$—	$(18,374)
Impairment reversal	17,274	—	17,274
Accumulated impairment at December 31, 2013	$(1,100)	$—	$(1,100)
Net carrying values
At December 31, 2012	$579,218	$17,000	$596,218
At December 31, 2013	$599,625	$17,000	$616,625

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

15. INTANGIBLE ASSETS  – (continued)

The finite life intangible assets are summarized below.

	Revenue backlog	Customer relationships	Customer contracts	Transponder rights	Other	Total finite life intangibles
Cost at January 1, 2012	$268,337	$198,077	$12,618	$28,497	$1,335	$508,864
Additions	—	—	63	—	103	166
Impact of currency translation	(88)	(63)	—	—	(157)	(308)
Cost at December 31, 2012 and January 1, 2013	$268,249	$198,014	$12,681	$28,497	$1,281	$508,722
Additions	—	—	7	—	—	7
Disposals	—	(2,375)	—	(11,779)	—	(14,154)
Impact of currency translation	211	155	—	—	(85)	281
Cost at December 31, 2013	$268,460	$195,794	$12,688	$16,718	$1,196	$494,856
Accumulated amortization and impairment at January 1, 2012	$(138,212)	$(55,198)	$(39)	$(14,952)	$(270)	$(208,671)
Amortization	(22,564)	(11,005)	(845)	(3,147)	(92)	(37,653)
Impairment	—	—	—	—	—	—
Impact of currency translation	35	8	—	—	38	81
Accumulated amortization and impairment at December 31, 2012 and January 1, 2013	$(160,741)	$(66,195)	$(884)	$(18,099)	$(324)	$(246,243)
Amortization	(19,983)	(10,859)	(857)	(924)	(98)	(32,721)
Impairment	—	—	—	—	—	—
Retirements	—	1,206	—	11,779	—	12,985
Impact of currency translation	(194)	(58)	—	—	36	(216)
Accumulated amortization and impairment at December 31, 2013	$(180,918)	$(75,906)	$(1,741)	$(7,244)	$(386)	$(266,195)
Net carrying values
At December 31, 2012	$107,508	$131,819	$11,797	$10,398	$957	$262,479
At December 31, 2013	$87,542	$119,888	$10,947	$9,474	$810	$228,661

The total combined indefinite and finite life intangible assets are summarized below.

	December 31, 2013			December 31, 2012
	Cost	Accumulated amortization and impairment	Net carrying value	Cost	Accumulated amortization and impairment	Net carrying value
Indefinite life intangibles	$617,725	$(1,100)	$616,625	$614,592	$(18,374)	$596,218
Finite life intangibles	494,856	(266,195)	228,661	508,722	(246,243)	262,479
Total intangibles	$1,112,581	$(267,295)	$845,286	$1,123,314	$(264,617)	$858,697

The orbital slots represent a right to operate satellites in a given longitudinal coordinate in space, where geostationary orbit may be achieved. They are limited in availability and represent a scarce resource. Usage of orbital slots is licensed through the International Telecommunications Union. Satellite operators can generally expect, with a relatively high level of certainty, continued occupancy of an assigned orbital slot either during the operational life of an existing orbiting satellite or upon replacement by a new satellite once the operational life of the existing orbiting satellite is over. As a result of the expectancy right to maintain the once awarded orbital slots, an indefinite life is typically associated with orbital slots.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

15. INTANGIBLE ASSETS  – (continued)

The Company’s trade name has a long and established history, a strong reputation and has been synonymous with quality and growth within the satellite industry. It has been assigned an indefinite life because of expected ongoing future use.

The following are the remaining useful lives of the intangible assets:

Years
Revenue backlog	2 to 11
Customer relationships	5 to 15
Transponder rights	8
Customer contracts	2 to 13
Concession rights	7 to 10
Patent	12

All of the Company’s intangible assets have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities (Note 19).

Impairment

Finite life intangible assets are assessed at the Company’s CGU level. Indefinite life intangible assets are tested for impairment at the individual asset level. The annual impairment tests for these assets were performed in the fourth quarter of 2011, 2012 and 2013 in accordance with the policy described in Note 4.

In 2011, an impairment of $19.5 million was recognized on orbital slots mainly due to an increase in discount rates.

In 2012 and 2013, $1.2 million and $17.3 million, respectively, of the impairment were reversed due to a decrease in the discount rate.

No impairment loss was recognized in 2012 or 2013.

The recoverable amount for indefinite life intangible assets, which is equal to the fair value less disposal costs, was calculated using the following assumptions:

	2013	2012	2011
Discount rate	10.00%	10.50%	10.75%

Some of the more sensitive assumptions used, including the forecasted cash flows and the discount rate, could have yielded different estimates of the recoverable amount. Actual operating results and the related cash flows of the Company could differ from the estimated operating results and related cash flows used in the impairment analysis. Had different estimates been used, it could have resulted in a different fair value.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

16. GOODWILL

The Company carries goodwill at its cost of $2,446.6 million with no accumulated impairment losses since acquisition.

Impairment

Goodwill is tested for impairment at the entity level because that represents the lowest level at which goodwill supports the Company’s operations and is monitored internally. The annual impairment test on goodwill was performed in the fourth quarter of 2011, 2012, and 2013 in accordance with the policy described in Note 4. The Company’s recoverable amount exceeded the carrying value therefore, no impairment was recognized. The most significant assumptions used in the impairment test were as follows:

	2013	2012	2011
Discount rate	10.00%	10.50%	10.75%
Terminal year growth rate	3.00%	3.00%	3.00%

Some of the more sensitive assumptions used, including the forecasted cash flows and the discount rate, could have yielded different estimates of the recoverable amount. Actual operating results and the related cash flows of the Company could differ from the estimated operating results and related cash flows used in the impairment analysis. Had different estimates been used, it could have resulted in a different fair value.

17. OTHER CURRENT LIABILITIES

As at December 31,	2013	2012
Deferred revenue	$79,606	$74,613
Decommissioning liabilities	124	133
Uncertain tax positions	2,023	2,023
Income taxes payable	39,261	251
Other	1,044	910
Other current liabilities	$122,058	$77,930

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

18. OTHER LONG-TERM LIABILITIES

As at December 31,	2013	2012
Deferred revenue	$313,746	$336,488
Net defined benefit plan obligations (see Note 24)	27,375	59,589
Uncertain tax positions	175	2,220
Unfavorable backlog	—	61
Decommissioning liabilities (a)	1,528	1,468
Other	2,361	2,406
Other long-term liabilities	$345,185	$402,232

(a)	The current and long-term decommissioning liabilities on property and equipment was $1.7 million (December 31, 2012 — $1.6 million). The decommissioning liabilities are for the restoration of leased buildings and teleports. During the year, $0.1 million (December 31, 2012 — $0.1 million) was recorded as interest expense with no decommissioning liabilities derecognized (December 31, 2012 — $0.1 million derecognized). It is expected that the decommissioning liabilities will come to maturity between December 2014 and April 2062.

19. INDEBTEDNESS

As at December 31,	2013	2012
Senior Secured Credit Facilities (a)
Revolving Credit Facility	$—	$—
Term Loan A	475,000	500,000
Term Loan B – U.S. Facility (December 31, 2013 – USD $1,732,657, December 31, 2012 – USD $1,716,375)	1,840,601	1,702,816
Term Loan B – Canadian Facility	138,950	174,125
6.0% Senior Notes (USD $900,000) (b)	956,070	892,890
12.5% Senior Subordinated Notes (December 31, 2012 – USD $217,175) (c)	—	215,460
	3,410,621	3,485,291
Less: deferred financing costs, interest rate floors, prepayment options and premiums (d)	(68,755)	(78,361)
	3,341,866	3,406,930
Less: current indebtedness	(57,364)	(31,953)
Long-term indebtedness	$3,284,502	$3,374,977

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

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

19. INDEBTEDNESS  – (continued)

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

On April 2, 2013, Telesat amended its Senior Secured Credit Facilities. The amendment to the Senior Secured Credit Facilities converted $34 million from Canadian to U.S. dollars and decreased the interest rate on the Term Loan B — Canadian Facility (“Canadian TLB Facility”) and the Term Loan B — U.S. Facility (“U.S. TLB Facility”) by 0.50%. The amendment also decreased the interest rate floors on the debt to 0.75% and 1.00% for the U.S. TLB Facility and the Canadian TLB Facility, respectively. The permitted leverage ratio to incur first lien debt is now 4.25:1.00 which represents a change from the prior 4.00:1.00 senior secured leverage ratio test in the Credit Agreement. Additional debt issue costs of $6.7 million and $0.5 million were incurred with the amendment of the U.S. TLB Facility and Canadian TLB Facility, respectively.

On May 1, 2013, Telesat redeemed all outstanding 12.5% Senior Subordinated Notes at a price equal to 106.25% of the principal amount from cash on-hand. The redemption premiums, along with the deferred financing costs which were capitalized in the carrying value, were expensed resulting in a net loss on financing of $18.5 million.

(a)	The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. The Credit Agreement requires Telesat Canada to comply with a maximum senior secured leverage ratio. At December 31, 2012 and December 31, 2013, Telesat was in compliance with this covenant.

Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements, which, in the initial years, are generally an annual amount representing ¼ of 1% of the initial aggregate principal amount, payable quarterly. The maturity of the Senior Secured Credit Facilities will be accelerated if Telesat Canada’s existing 6.0% Senior Notes due in 2017 or certain refinancing thereof are not repurchased, redeemed, refinanced or deferred before the date that is 91 days prior to the maturity date of such notes. In 2012, the terms included that the maturity of the Senior Secured Credit Facilities would accelerate if the 12.5% Senior Subordinated Notes due in 2017 were not repurchased, redeemed, refinanced or deferred before the date that is 91 days prior to the maturity date of such notes. As the 12.5% Senior Subordinated Notes were repurchased in May 2013, this term has been eliminated.

The Senior Secured Credit Facilities have several tranches which are described below:

(i)	A Revolving Credit Facility (the “Revolving Facility”) of up to $140 million in Canadian or U.S. dollars is available to Telesat. This Revolving Facility matures on March 28, 2017 and is available to be drawn at any time. Loans under the Revolving Facility bear interest at a floating rate plus an applicable margin of 2.00% for prime rate and Alternative Base Rate (“ABR”) loans and 3.00% for Bankers Acceptance (“BA”) and Eurodollar loans. The Revolving Facility has an unused commitment fee of 50 basis points. As of December 31, 2013, other than $0.2 million (December 31, 2012 — $0.2 million) in drawings related to letters of credit, there were no borrowings under this facility.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

19. INDEBTEDNESS  – (continued)

(ii)	The Term Loan A Facility (“TLA Facility”) is a $500 million loan maturing on March 28, 2017. Loans under this facility bear interest at a floating rate of the BA plus an applicable margin of 3.00%. Mandatory principal repayments of $25.0 million were made in 2013. The weighted average effective interest rate was 4.61% (nine-month period ended December 31, 2012 — 4.62%).

(iii)	The U.S. TLB Facility is a USD $1,746 million (December 31, 2012 — USD $1,725 million) loan maturing on March 28, 2019. The outstanding borrowings under the U.S. TLB Facility currently bear interest at a floating rate of LIBOR, but not less than 0.75% (December 31, 2012 — 1.00%), plus an applicable margin of 2.75% (December 31, 2012 — 3.25%). Mandatory principal repayments of $18.2 million were made in 2013. The weighted average effective interest rate was 4.54% (nine-month period ended December 31, 2012 — 4.97%).

(iv)	The Canadian TLB Facility is a $140 million (December 31, 2012 — $175 million) loan maturing on March 28, 2019. The outstanding borrowings under the Canadian TLB Facility currently bear interest at a floating rate of the BA borrowing, but not less than 1.00% (December 31, 2012 — 1.25%), plus an applicable margin of 3.25% (December 31, 2012 — 3.75%). Mandatory principal repayments of $1.5 million were made in 2013. The weighted average effective interest rate was 5.51% (nine-month period ended December 31, 2012 — 5.61%).

(b)	The Senior Notes bear interest at an annual rate of 6.0% and are due May 15, 2017. The total balance of the Senior Notes is USD $900 million, with USD $700 million issued on May 14, 2012, and an additional USD $200 million issued on October 29, 2012. The Senior Notes include covenants or terms that restrict the Company’s ability to, among other things: (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior Notes prior to May 15, 2014, in each case subject to exceptions provided for in the Senior Notes indenture. The weighted average effective interest rate was 5.99% (seven-month period ended December 31, 2012 — 6.13%).

(c)	The Senior Subordinated Notes bore an interest at a rate of 12.5% and were redeemed on May 1, 2013. The Senior Subordinated Notes included covenants or terms that restricted Telesat’s ability to, among other things: (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel the Company’s satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior Subordinated Notes prior to May 1, 2013, in each case subject to exceptions provided in the Senior Subordinated Notes indenture. The weighted average effective interest rate was 12.66% for the year ended December 31, 2012.

(d)	The TLA Facility, U.S. TLB Facility, Canadian TLB Facility, Senior Notes and Senior Subordinated Notes are presented on the balance sheet net of related deferred financing costs of $43.7 million (December 31, 2012 — $51.6 million). The indenture agreements for the Senior Notes and Senior Subordinated Notes contain provisions for certain prepayment options (Note 22) and premiums which were fair valued at the time of debt issuance.

The fair value of the prepayment options related to the 6.0% Senior Notes was allocated to indebtedness at their inception date. The aggregate impact of the prepayment options related to the 6.0% Senior Notes issued on May 14, 2012 and October 29, 2012 was a $5.6 million increase to the indebtedness. The prepayment option fair value initially allocated to indebtedness is subsequently amortized using the effective interest method and had a carrying amount of $4.1 million at December 31, 2013 (December 31, 2012 — $5.2 million).

The initial fair value impact, in June 2008, on the prepayment options on the 12.5% Senior Subordinated Notes was an increase to the indebtedness of $2.7 million. This liability was subsequently amortized using the effective interest method with a carrying amount of $1.8 million at December 31, 2012. The unamortized amount was derecognized in May 2013 upon the repayment of the 12.5% Senior Subordinated Notes.

 Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

19. INDEBTEDNESS  – (continued)

The fair value impact of the premiums on the 6.0% Senior Notes was an increase to indebtedness of $7.0 million. This liability is subsequently amortized using the effective interest method with a carrying amount of $5.4 million at December 31, 2013 (December 31, 2012 — $6.8 million).

The initial fair value impact, in March 2012, of the interest rate floors on the U.S. TLB Facility was a decrease to the indebtedness of $44.3 million. This asset is subsequently amortized using the effective interest method with a carrying amount of $33.3 million at December 31, 2013 (December 31, 2012 — $39.0 million).

The initial fair value impact, in March 2012, of the interest rate floors on the Canadian TLB Facility was a decrease to the indebtedness of $1.7 million. This asset is subsequently amortized using the effective interest method with a carrying amount of $1.3 million at December 31, 2013 (December 31, 2012 — $1.6 million).

The short-term and long-term portions of deferred financing costs, prepayment options, interest rate floors and premiums are as follows:

As at December 31,	2013	2012
Short-term deferred financing costs	$9,104	$8,795
Long-term deferred financing costs	34,561	42,785
	$43,665	$51,580
Short-term interest rate floors	$6,059	$5,867
Long-term interest rate floors	28,535	34,683
	$34,594	$40,550
Short-term prepayment option – Senior Notes	$(1,121)	$(1,071)
Short-term prepayment option – Senior Subordinated Notes	—	(283)
Long-term prepayment option – Senior Notes	(3,004)	(4,125)
Long-term prepayment option – Senior Subordinated Notes	—	(1,515)
	$(4,125)	$(6,994)
Short-term premiums – Senior Notes	$(1,461)	$(1,396)
Long-term premiums – Senior Notes	(3,918)	(5,379)
	$(5,379)	$(6,775)
Deferred financing costs, interest rate floors, prepayment options and premiums	$68,755	$78,361

The outstanding balance of indebtedness, excluding deferred financing costs, interest rate floors, prepayment options and premiums will be repaid as follows (in millions of Canadian dollars):

2014	2015	2016	2017	2018	Thereafter	Total
$69.9	$69.9	$94.9	$1,276.0	$19.9	$1,880.0	$3,410.6

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

20. SHARE CAPITAL

The number of shares and stated value of the outstanding shares were as follows:

	December 31, 2013		December 31, 2012
	Number of shares	Stated value	Number of shares	Stated value
Common Shares	74,252,460	$340,602	74,252,460	$340,602
Voting Participating Preferred Shares	7,034,444	77,995	7,034,444	77,995
Non-Voting Participating Preferred Shares	38,237,157	238,053	38,203,571	237,787
Director Voting Preferred Shares	1,000	10	1,000	10
Share capital		$656,660		$656,394

With the closing of the new Senior Secured Credit Facilities on March 28, 2012, as described in Note 19, the Company declared and paid a special cash distribution to its Common, Voting Participating Preferred, and Non-Voting Participating Preferred shareholders, as a return of capital, in the amount of $656.5 million.

In December 2012, certain members of senior management exercised their stock options granted under the Company’s stock incentive plan in exchange for 2,249,747 Non-Voting Preferred Shares with a stated value of $14.8 million.

In January 2013, dividends were declared on the Director Voting Preferred Shares.

In April 2013, 83,204 share appreciation rights (“SARs”) were exercised in relation to the stock options granted under the Company’s stock incentive plan for 24,638 Non-Voting Participating Preferred Shares with a stated value of $0.2 million.

In July 2013, 8,948 stock options granted under the Company’s stock incentive plan were exercised for 8,948 Non-Voting Participating Preferred Shares in exchange for $0.1 million.

There were no changes to the rights, privileges or conditions associated to each class of shares.

There were no changes in the number of shares issued in any class of shares in 2012 or 2013, with the exception of the changes noted above for the Non-Voting Participating Preferred Shares.

The authorized share capital of the Company is comprised of: (i) an unlimited number of Common Shares, of Voting Participating Preferred Shares, of Non-Voting Participating Preferred Shares, of Redeemable Common Shares, and of Redeemable Non-Voting Participating Preferred Shares, and (ii) 1,000 Director Voting Preferred Shares. None of the Redeemable Common Shares or Redeemable Non-Voting Participating Preferred Shares has been issued as at December 31, 2013. The Company’s share-based compensation plans have authorized the grant of up to 12,861,375 options (December 31, 2012 — 8,824,646 options) to purchase Non-Voting Participating Preferred Shares (see Note 23).

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

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

20. SHARE CAPITAL  – (continued)

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

 Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

20. SHARE CAPITAL  – (continued)

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

21. CAPITAL DISCLOSURES

Telesat is a privately held company. The Company’s financial strategy is designed to maintain compliance with the financial covenant under its Senior Secured Credit Facilities (see Note 19), and to maximize returns to its shareholders and other stakeholders. Telesat meets these objectives through regular monitoring of the financial covenant and operating results on a quarterly basis. The Company’s overall financial strategy remains unchanged from 2012.

Telesat defines its capital as shareholders’ equity (comprising issued share capital, accumulated earnings and excluding reserves) and debt financing (comprising indebtedness and excluding deferred financing costs, prepayment options, interest rate floors and premiums as detailed in Note 19).

The Company’s capital at the end of the year was as follows:

As at December 31,	2013	2012
Shareholders’ equity (excluding reserves)	$1,112,673	$1,029,436
Debt financing (excluding deferred financing costs, prepayment options, interest rate floors and premiums)	$3,410,621	$3,485,291

The Company entered into new Senior Secured Credit Facilities on March 28, 2012. The Senior Secured Credit Facilities are secured by substantially all of the Company’s assets, excluding the assets of non-restricted subsidiaries. Under the terms of the Senior Secured Credit Facilities, the Company is required to comply with a senior secured leverage ratio covenant. The covenant is based on a Consolidated Total Secured Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for covenant purposes ratio test. At December 31, 2013, the Company’s Consolidated Total Secured Debt to Consolidated EBITDA ratio was 3.57:1 (December 31, 2012 — 3.86:1), which was less than the maximum test ratio of 5.25:1.

As part of the on-going monitoring of Telesat’s compliance with its financial covenants, interest rate risk due to variable interest rate debt is managed through the use of interest rate swaps (Note 22), and foreign exchange risk exposure arising from principal and interest payments on Telesat’s debt is partially managed through cross-currency basis swaps (Note 22). In addition, the Company’s operating results are tracked against budget on a monthly basis, and this analysis is reviewed by senior management.

22. FINANCIAL INSTRUMENTS

Measurement of Risks

The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at the balance sheet date of December 31, 2013.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

22. FINANCIAL INSTRUMENTS  – (continued)

Credit risk

Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. At December 31, 2013, the maximum exposure to credit risk is equal to the carrying value of the financial assets, $432.2 million (December 31, 2012 — $383.1 million).

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

Telesat has a number of diverse customers, which limits the concentration of credit risk with respect to trade receivables. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Telesat’s standard payment terms are 30 days. Interest at a rate of 1.5% per month, compounded monthly, is typically charged on balances remaining unpaid at the end of the standard payment terms. Telesat’s historical experience with customer defaults has been minimal. As a result, Telesat considers the credit quality of its North American customers to be high, however due to the additional complexities of collecting from its International customers, the Company considers the credit quality of its International customers to be lower than the North American customers. At December 31, 2013, North American and International customers made up 46% and 54% of the outstanding trade receivable balance, respectively (December 31, 2012 — 61% and 39%, respectively). Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2013 was $2.9 million (December 31, 2012 — $3.0 million).

Foreign exchange risk

The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The Company’s main currency exposures lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness. The most significant impact being on the U.S. dollar denominated debt financing. At December 31, 2013, $2,796.7 million of the $3,410.6 million total debt financing (December 31, 2012 — $2,811.2 million of the $3,485.3 million) was the Canadian dollar equivalent of the U.S. dollar denominated portion of the debt (before netting of deferred financing costs, premiums, interest rate floors and prepayment options).

The Company has entered into cross-currency basis swaps to economically hedge the foreign currency risk on a portion of its U.S. dollar denominated debt. As at December 31, 2013, the Company had cross-currency basis swaps which required the Company to pay $1,150.8 million (December 31, 2012 —  $1,163.0 million) Canadian dollars to receive USD $990.8 million (December 31, 2012 — USD $1,001.3 million). These derivative contracts are to be settled on October 31, 2014. The non-cash losses will remain unrealized until the contracts are settled. As at December 31, 2013, the fair value of the derivative contracts was a liability of $109.7 million (December 31, 2012 — liability of $192.2 million).

As at December 31, 2013, a 5 percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) the Company’s net income by $140.3 million (December 31, 2012 —  $145.1 million) and increased (decreased) other comprehensive income by $0.7 million (December 31, 2012 — $0.7 million). This analysis assumes that all other variables, in particular interest rates, remain constant.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

22. FINANCIAL INSTRUMENTS  – (continued)

Interest rate risk

The Company is exposed to interest rate risk on its cash and cash equivalents and its long-term debt. The interest rate risk on the long-term debt is from the debt having variable rate financing. Changes in the interest rates could impact the amount of interest that the Company is required to pay or receive. The Company has entered into interest rate swaps to hedge the interest rate risk associated with the variable rate financing on a portion of the long-term debt. As at December 31, 2013, the Company had a series of five interest rate swaps to fix interest on $1,480.0 million of debt at a weighted average fixed rate of 2.63% (excluding applicable margin) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margin) on $300.0 million of U.S. denominated debt (December 31, 2012 — five interest rate swaps to fix interest on $1,480.0 million of debt at a weighted average fixed rate of 2.63% (excluding applicable margin) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margin) on $300 million of U.S. denominated debt). These contracts mature between October 31, 2014 and September 30, 2016. As at December 31, 2013, the fair value of these derivative contracts was a liability of $21.6 million (December 31, 2012 — liability of $36.7 million).

If the interest rates on the unhedged variable rate debt change by 0.25% this would result in a change in the net income of $2.8 million for the year ended December 31, 2013 (December 31, 2012 — $3.4 million).

Liquidity risk

The Company maintains credit facilities to ensure it has sufficient available funds to meet current and foreseeable financial requirements. The following are the contractual maturities of financial liabilities as at December 31, 2013:

	Carrying amount	Contractual cash flows (undiscounted)	2014	2015	2016	2017	2018	Thereafter
Trade and other payables	$34,484	$34,484	$34,484	$—	$—	$—	$—	$—
Customer and other deposits	3,646	3,646	3,197	289	61	16	83	—
Deferred satellites performance incentive payments	58,479	79,306	10,564	8,775	8,824	8,798	8,743	33,602
Tax indemnification payable to Loral (Note 28)	7,397	7,397	—	7,397	—	—	—	—
Other financial liabilities	3,267	3,267	3,267	—	—	—	—	—
Long-term indebtedness	3,421,072	4,026,722	217,965	215,139	236,584	1,373,974	88,449	1,894,611
Interest rate swaps	21,574	22,541	18,393	2,602	1,546	—	—	—
Cross-currency basis swaps	109,700	119,632	119,632	—	—	—	—	—
	$3,659,619	$4,296,995	$407,502	$234,202	$247,015	$1,382,788	$97,275	$1,928,213

The carrying value of the deferred satellites performance incentive payments includes $1.0 million interest payable. The carrying value of the long-term indebtedness includes $10.5 million of interest payable.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

22. FINANCIAL INSTRUMENTS  – (continued)

Financial assets and liabilities recorded in the balance sheet and the fair value hierarchy levels used to calculate those values were as follows:

December 31, 2013	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$298,713	$—	$—	$298,713	$298,713	Level 1
Trade and other receivables	50,266	—	—	50,266	50,266	(3)
Other financial assets – current	7,174	—	—	7,174	7,174	Level 1
Other financial assets – long-term (2)	24,412	51,594	—	76,006	76,006	Level 1, Level 2
Trade and other payables	—	—	(34,484)	(34,484)	(34,484)	(3)
Other financial liabilities – current	—	(140,910)	(23,845)	(164,755)	(166,947)	Level 2
Other financial liabilities – long-term	—	(13,408)	(59,395)	(72,803)	(73,971)	Level 2
Indebtedness (1)	—	—	(3,410,621)	(3,410,621)	(3,457,048)	Level 2
	$380,565	$(102,724)	$(3,528,345)	$(3,250,504)	$(3,300,291)

December 31, 2012	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$180,961	$—	$—	$180,961	$180,961	Level 1
Trade and other receivables	63,762	—	—	63,762	63,762	(3)
Other financial assets – current	6,799	—	—	6,799	6,799	Level 1
Other financial assets – long-term (2)	22,251	109,284	—	131,535	131,535	Level 1, Level 2
Trade and other payables	—	—	(35,709)	(35,709)	(35,709)	(3)
Other financial liabilities – current	—	(61,255)	(29,336)	(90,591)	(92,694)	Level 2
Other financial liabilities – long-term	—	(221,599)	(59,863)	(281,462)	(281,583)	Level 2
Indebtedness (1)	—	—	(3,451,735)	(3,451,735)	(3,549,339)	Level 2
	$273,773	$(173,570)	$(3,576,643)	$(3,476,440)	$(3,576,268)

(1)	Excludes deferred financing costs and premiums.

(2)	The other financial assets — long-term classified as fair value through profit or loss were calculated using the level 2 of the fair value hierarchy. All other balances were calculated using the level 1 of the fair value hierarchy.

(3)	Trade and other receivables and trade and other payables are carried at amortized cost.

The fair value of the deferred satellites performance incentive payments included in the other financial liabilities — current and long-term is determined using a discounted cash flow methodology. The calculation was performed on a recurring basis. The discount rate used was 5.8% (December 31, 2012 — 6.5%).

The fair value of the indebtedness is based on transactions and quotations from third parties considering market interest rates and excluding deferred financing costs, interest rate floors, prepayment options and premiums. The calculation of the fair value of the indebtedness was performed on a recurring basis. The rates used are summarized below:

As at December 31,	2013	2012
Canadian Term Loan A Facility	100.13%	97.00%
Canadian Term Loan B Facility	100.00%	99.56%
U.S. Term Loan B Facility	100.25%	100.75%
6.0% Senior Notes	104.31%	105.13%
12.5% Senior Subordinated Notes	—	109.88%

Assets pledged as security

The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets which exclude the assets of non-restricted subsidiaries.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

22. FINANCIAL INSTRUMENTS  – (continued)

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market under current market conditions at the measurement date. Where possible, fair values are based on the quoted market values in an active market. In the absence of an active market, we determine fair values based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs. The fair value hierarchy is as follows:

Level 1 based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

Level 2 based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially all of the full term of the assets or liabilities.

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

The carrying amounts of cash and cash equivalents, trade and other receivables, and trade and other payables approximate fair value due to the short-term maturity of these instruments. Included in cash and cash equivalents are $234.9 million (December 31, 2012 — $127.6 million) of short-term investments. The fair value of the indebtedness was based on transactions and quotations from third parties considering market interest rates and excluding deferred financing costs, interest rate floors, prepayment options, and premiums.

Fair value of derivative financial instruments

Derivatives were valued using a discounted cash flow methodology. All derivatives were valued based on recurring measurements.

Interest and cross-currency basis swaps future cash flows were determined based on current yield curves and exchange rates and then discounted based on discount curves obtained from Bloomberg.

Prepayment option cash flows were calculated with a Bloomberg option valuation model which is based on the current price of the debt instrument and discounted based on a discount curve obtained from Bloomberg.

Interest rate floor cash flows were calculated using the Black Scholes option valuation model in Bloomberg and discounted based on discount curves obtained from Bloomberg.

The discount rates used to discount U.S. cash flows ranged from 0.17% to 1.88% (December 31, 2012 — 0.21% to 1.31%). The discount rates used to discount Canadian cash flows ranged from 1.22% to 2.34% (December 31, 2012 — 1.23% to 1.93%).

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

22. FINANCIAL INSTRUMENTS  – (continued)

On March 28, 2012, the Company recorded embedded derivatives as a result of the refinancing of the Senior Secured Credit Facilities and the new subordinated promissory note to Red Isle (“PSP Note”). The embedded derivatives are related to interest rate floors and prepayment options included in the Canadian TLB Facility (Note 19), the U.S. TLB Facility (Note 19) and the PSP Note. At March 28, 2012, the fair value of the embedded derivatives was a liability of $46.1 million. On October 31, 2012, the PSP Note was repaid which resulted in the recognition of a loss of $1.9 million on the write-off of the interest rate floor.

On May 14, 2012 and October 29, 2012, a prepayment option embedded derivative was recognized in connection with the 6.0% Senior Notes. At May 14, 2012 and October 29, 2012, the fair value of the new prepayment option embedded derivative was an asset of $2.7 million and $2.9 million, respectively. In connection with the Company’s redemption of its 11.0% Senior Notes, in May 2012, a loss of $165.4 million was recognized on the write-off of the previous prepayment option embedded derivative asset.

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

The current and long-term portions of the fair value of the Company’s derivative assets and liabilities, at each of the balance sheet dates, and the fair value hierarchy levels used to calculate those values were as follows:

December 31, 2013	Long-term assets	Current liabilities	Long-term liabilities	Total	Fair value hierarchy
Cross-currency basis swaps	$—	$(109,700)	$—	$(109,700)	Level 2
Interest rate swaps	—	(21,490)	(84)	(21,574)	Level 2
Interest rate floors	—	(9,720)	(13,324)	(23,044)	Level 2
Prepayment option	51,594	—	—	51,594	Level 2
	$51,594	$(140,910)	$(13,408)	$(102,724)

December 31, 2012	Long-term assets	Current liabilities	Long-term liabilities	Total	Fair value hierarchy
Cross-currency basis swaps	$—	$(28,962)	$(163,200)	$(192,162)	Level 2
Interest rate swaps	—	(18,948)	(17,704)	(36,652)	Level 2
Interest rate floors	—	(13,345)	(40,695)	(54,040)	Level 2
Prepayment options	109,284	—	—	109,284	Level 2
	$109,284	$(61,255)	$(221,599)	$(173,570)

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

22. FINANCIAL INSTRUMENTS  – (continued)

The reconciliation of the fair value of derivative assets and liabilities are as follows:

Fair value, January 1, 2012	$(79,043)
Derivatives recognized at inception
Interest rate floors	(46,052)
Prepayment options	5,588
Unrealized gains on derivatives
Interest rate floors	(10,533)
Prepayment options	137,028
Cross-currency basis swaps	(38,663)
Interest rate swaps	14,928
Realized gains (losses) on derivatives
Interest rate floor	1,928
Cross-currency basis swaps	1,688
Prepayment option	(165,360)
Impact of foreign exchange	4,921
Fair value, December 31, 2012 and January 1, 2013	$(173,570)
Unrealized gains on derivatives
Interest rate floors	33,500
Prepayment options	13,547
Cross-currency basis swaps	91,266
Interest rate swaps	17,006
Realized gains (losses) on derivatives
Cross-currency basis swaps	1,211
Prepayment option	(75,602)
Impact of foreign exchange	(10,082)
Fair value, December 31, 2013	$(102,724)

23. SHARE-BASED COMPENSATION PLANS

Telesat Holdings Stock Incentive Plans

In September 2008 and April 2013, Telesat adopted share-based compensation plans (the “stock incentive plans”) for certain key employees of the Company and its subsidiaries. The stock incentive plans provide for the grant of up to 12,861,375 options, 8,824,646 authorized in 2008 and an additional 4,036,729 authorized in 2013, to purchase Non-Voting Participating Preferred Shares of Telesat Holdings Inc., convertible into Common Shares.

Under the stock incentive plans, two different types of stock options can be granted: time-vesting options and performance-vesting options. The time-vesting options generally become vested and exercisable over a five-year period by 20% annual increments. The performance-vesting options become vested and exercisable over a five-year period, provided that the Company has achieved or exceeded an annual or cumulative target consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) established by the Board of Directors. The exercise period of the stock options expire 10 years from the grant date. The exercise price of each share underlying the options will be the higher of a fixed price, established by the Board of Directors on the grant date, and the fair market value of a non-voting participating preferred share on the grant date. Both plans authorize the Board of Directors to grant tandem Share Appreciation Rights (“SARs”), at their discretion.

The Company expenses the fair value of stock options that are expected to vest over the vesting period using the Black-Scholes option pricing model. The share-based compensation expense is included in operating expenses.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. SHARE-BASED COMPENSATION PLANS  – (continued)

In 2013, a total of 22,372 stock options, authorized from September 2008, were granted to certain employees pursuant to the stock incentive plans. The newly issued stock options are comprised of 10,067 time vesting options and 12,305 performance vesting options.

In 2013, a total of 3,977,027 stock options, authorized from April 2013, were granted to certain employees pursuant to the stock incentive plans. The newly issued stock options are comprised of 2,958,427 time vesting options and 1,018,600 performance vesting options.

The stock options granted in the current and prior years, and their weighted average fair value were as follows:

	2013	2012	2011
Number of stock options granted	3,999,399	—	—
Weighted average fair value of options granted	$8.93	$—	$—

The movement in the number of stock options outstanding and their weighted average exercise price were as follows:

	Time vesting option plans		Performance vesting option plans
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at January 1, 2012	7,265,952	$11.08	1,407,672	$11.12
Granted	—		—
Forfeited	(32,718)		(39,991)
Exercised	(5,109,219)		(202,349)
Repurchased for cash consideration	(1,415,974)		(244,645)
Expired	—		—
Outstanding at December 31, 2012 and January 1, 2013	708,041	$11.14	920,687	$11.13
Granted	2,968,494		1,030,905
Forfeited	(8,053)		(9,844)
Exercised (Note 20)	(4,027)		(88,125)
Expired	—		—
Outstanding at December 31, 2013	3,664,455	$21.72	1,853,623	$18.40

The amounts of stock options exercisable and the weighted average remaining life at the end of the years were as follows:

As at December 31,	2013	2012
Time vesting option plans	1,159,274	554,629
Performance vesting option plans	690,494	471,511
Weighted-average remaining life	8 years	6 years

In December 2012, the Board approved the repurchase for cash consideration of 20% of all vested stock options. A total of 1,660,619 options were repurchased. Also in December 2012, certain members of senior management exercised SARs in relation to a total of 5,311,568 of their stock options and received 2,249,747 Non-Voting Participating Preferred Shares. The Company paid $35.3 million in cash consideration for the stock option repurchase.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

23. SHARE-BASED COMPENSATION PLANS  – (continued)

The share-based compensation expense recognized in the operating expenses in the consolidated statements of income is as follows:

Year ended December 31,	2013	2012	2011
Consolidated statements of income
Operating expenses	$13,517	$1,202	$2,654

The weighted-average assumptions used to determine the share-based compensation expense for stock options using the Black-Scholes option pricing model were as follows:

	2013	2012	2011
Dividend yield	—%	—%	—%
Expected volatility	25.0%	—%	—%
Risk-free interest rate	1.74%	—%	—%
Expected life (years)	10	—	—

The expected volatility is based on the historical volatility.

24. EMPLOYEE BENEFIT PLANS

The Company’s net defined benefit plan expenses included on the consolidated statements of income and the costs included in the consolidated statements of comprehensive income were as follows:

	Defined benefit pension plans			Other post-employment benefit plans
Year ended December 31,	2013	2012	2011	2013	2012	2011
		Restated (Note 3)	Restated (Note 3)		Restated (Note 3)	Restated (Note 3)
Consolidated statements of income
Operating expenses	$6,104	$5,885	$4,209	$372	$392	$299
Interest expense	$1,603	$2,064	$525	$1,467	$1,151	$1,183
Other operating gains, net	$—	$—	$—	$9,786	$—	$—
Consolidated statements of comprehensive income
Actuarial (gains) losses on employee benefit plans	$(24,942)	$(6,574)	$37,430	$3,712	$878	$2,222

In October 2013, the Company ceased allowing new employees to join the defined benefit plans and commenced a defined contribution pension plan for new employees. As at December 31, 2013, no employees have joined the defined contribution plan.

The Company’s funding policy is to make contributions to its defined benefit pension funds based on actuarial cost methods as permitted by pension regulatory bodies. Contributions reflect actuarial assumptions concerning future investment returns, salary projections and future service benefits. Plan assets are represented primarily by Canadian and foreign equity securities, fixed income instruments and short-term investments.

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

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

24. EMPLOYEE BENEFIT PLANS  – (continued)

In January 2013, the Company changed its funding strategy for other post-employment benefits provided to certain retired employees. As a result of this change, the Company recognized a $5.2 million loss in actuarial (gains) losses on employee benefit plans in the statement of comprehensive income.

In 2013, there was a change in how certain retired employees would have their health care benefits coordinated with Medicare. As a result of this change, the Company recognized a $2.4 million loss in operating gains, net in the statement of income.

In 2013, the Company also announced that effective January 2015 it would cease paying health care and life insurance benefits to certain retired employees and would commence paying an amount into a health reimbursement account for the affected retired employees. As a result of this change in benefits, the Company recognized a $12.2 million gain in other operating gains, net in the statement of income.

The balance sheet obligation is divided as follows between pension and other post-employment benefits:

As at December 31,	2013	2012
Pension benefits	$5,749	$33,662
Other post-employment benefits	21,626	26,096
	$27,375	$59,758

The obligations were included on the balance sheets as follows:

As at December 31,	2013	2012
Trade and other payables	$—	$169
Other long-term liabilities	27,375	59,589
	$27,375	$59,758

The amounts recognized in the balance sheets are determined as follows:

As at December 31,	2013		2012
	Pension	Other	Pension	Other
Present value of funded obligations	$217,281	$—	$221,461	$—
Fair value of plan assets	212,623	—	188,944	—
	$4,658	$—	$32,517	$—
Present value of unfunded obligations	1,091	21,626	1,145	26,096
Liability in the balance sheet	$5,749	$21,626	$33,662	$26,096

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

24. EMPLOYEE BENEFIT PLANS  – (continued)

The changes in the defined benefit obligations and in the fair value of plan assets and the funded status of the defined benefit plans were as follows:

Pension and other benefits	December 31, 2013
	Pension	Other	Total
Change in benefit obligations
Defined benefit obligation, January 1, 2013	$222,606	$26,096	$248,702
Current service cost	5,666	372	6,038
Interest expense	10,175	1,467	11,642
Remeasurements
Actuarial (gains) losses arising from plan experience	(13,517)	5,125	(8,392)
Actuarial losses from change in demographics assumptions	—	610	610
Actuarial gains from changes in financial assumptions	—	(2,023)	(2,023)
Benefits paid	(8,985)	(1,205)	(10,190)
Contributions by plan participants	2,427	32	2,459
Plan amendments	—	(9,786)	(9,786)
Other	—	938	938
Defined benefit obligation, December 31, 2013	$218,372	$21,626	$239,998

Pension and other benefits	December 31, 2013
	Pension	Other	Total
Change in fair value of plan assets
Fair value of plan assets, January 1, 2013	$188,944	$—	$188,944
Contributions by plan participants	2,427	32	2,459
Contributions by employer	10,678	1,173	11,851
Interest income	8,572	—	8,572
Benefits paid	(8,985)	(1,205)	(10,190)
Remeasurements
Return on plan assets, excluding interest income	11,425	—	11,425
Administrative costs	(438)	—	(438)
Fair value of plan assets, December 31, 2013	$212,623	$—	$212,623
Funded status
Plan deficit	$(5,749)	$(21,626)	$(27,375)
Accrued benefit liability, December 31, 2013	$(5,749)	$(21,626)	$(27,375)

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

24. EMPLOYEE BENEFIT PLANS  – (continued)

Pension and other benefits	December 31, 2012 (Note 3)
	Pension	Other	Total
Change in benefit obligations
Defined benefit obligation, January 1, 2012	$213,074	$24,339	$237,413
Current service cost	5,447	392	5,839
Interest expense	9,735	1,151	10,886
Remeasurements
Actuarial (gains) losses arising from plan experience	(222)	878	656
Benefits paid	(7,182)	(698)	(7,880)
Contributions by plan participants	1,416	32	1,448
Other	338	2	340
Defined benefit obligation, December 31, 2012	$222,606	$26,096	$248,702

Pension and other benefits	December 31, 2012 (Note 3)
	Pension	Other	Total
Change in fair value of plan assets
Fair value of plan assets, January 1, 2012	$169,808	$—	$169,808
Contributions by plan participants	1,416	32	1,448
Contributions by employer	9,839	666	10,505
Interest income	7,671	—	7,671
Benefits paid	(7,182)	(698)	(7,880)
Remeasurements
Return on plan assets, excluding interest income	6,980	—	6,980
Administrative costs	(438)	—	(438)
Other	850	—	850
Fair value of plan assets, December 31, 2012	$188,944	$—	$188,944
Funded status
Plan deficit	$(33,662)	$(26,096)	$(59,758)
Accrued benefit liability, December 31, 2012	$(33,662)	$(26,096)	$(59,758)

The weighted average duration of the defined benefit obligation as at December 31, 2013 is 15 years for the defined benefit pension plans and 14 years for the other post-employment benefit plans.

The estimated future benefit payments for the defined benefit pension plans and other post-employment benefit plans until 2023 were as follows:

	Pension	Other
2014	$7,925	$1,310
2015	$8,588	$850
2016	$9,131	$885
2017	$9,662	$922
2018	$10,362	$961
2019 to 2023	$62,627	$6,743

Benefit payments include obligations to 2023 only as obligations beyond this date are not quantifiable.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

24. EMPLOYEE BENEFIT PLANS  – (continued)

The fair value of the plan assets are allocated as follows between the various types of investments:

As at December 31,	2013	2012
Equity securities
Canada	22.5%	24.1%
United States	14.7%	14.5%
International (other than United States)	19.1%	18.6%
Fixed income instruments
Canada	40.8%	39.8%
Cash and cash equivalents
Canada	2.9%	3.0%

Plan assets are valued at the measurement date of December 31 each year.

The investments are made in accordance with the Statement of Investment Policies and Procedures. The Statement of Investment Policies and Procedures is reviewed on an annual basis by the Management Level Pension Fund Investment Committee with approval of the policy being provided by the Audit Committee.

The following are the significant assumptions adopted in measuring the Company’s pension and other benefit obligations:

	Pension	Other	Pension	Other
As at December 31,	2013	2013	2012	2012
Actuarial benefit obligation
Discount rate	5.00%	4.50% to 5.00%	4.50%	4.50% to 4.75%
Benefit costs for the year ended
Discount rate	4.50%	4.00% to 4.50%	4.50%	4.00% to 4.50%
Future salary growth	3.00%	N/A	3.00%	N/A
Health care cost trend rate	N/A	4.50%	N/A	4.50%
Other medical trend rates	N/A	3.00% to 5.00%	N/A	4.50%

For certain Canadian post-retirement benefits, the medical trend rate for drugs was assumed to be 8.0% in 2013, decreasing by 0.2% per annum, to a rate of 4.5% in 2028 and thereafter. For certain American post-retirement benefits, the health care trend rate was assumed to be 9.0% in 2012 decreasing to a rate of 5.0% in 2021 and thereafter.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

24. EMPLOYEE BENEFIT PLANS  – (continued)

Sensitivity of assumptions

The calculation of the defined benefit obligation is sensitive to the assumptions set out above. The following table summarizes how the impact on the defined benefit obligation as at December 31, 2013 would have increased (decreased) as a result of the change in the respective assumptions by one percent.

	Pension		Other
	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(28,358)	$35,649	$(2,478)	$3,022
Future salary growth	$7,277	$(6,474)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$1,713	$(1,419)

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

The Company expects to make contributions of $11.3 million to the defined benefit plans and $0.1 million to the defined contribution plan during the next fiscal year.

25. SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents are comprised of the following:

As at December 31,	2013	2012	2011
Cash	$63,816	$53,344	$86,500
Short-term investments, original maturity three months or less	234,897	127,617	66,547
Restricted cash (a)	—	—	124,915
Cash and cash equivalents	$298,713	$180,961	$277,962

(a)	In 2011, the insurance proceeds received for the settlement of the T14R/Estrela do Sul 2 claim were restricted in use for the purpose of repaying a portion of the Company’s Senior Secured Credit Facilities or to be reinvested in satellite procurements in accordance with the terms and conditions of the Senior Secured Credit Facilities. The insurance proceeds were given as the satellite’s north solar array anomaly has diminished the amount of power available for the satellite’s transponders and reduced the operational life expectancy of the satellite. As a result of the termination of the Company’s previous Senior Secured Credit Facilities on March 28, 2012, the restrictions over the use of the insurance proceeds received for the settlement of the Telstar 14R/Estrela do Sul 2 claim were no longer applicable.

The net change in operating assets and liabilities shown in the consolidated statements of cash flows is comprised of the following:

As at December 31,	2013	2012	2011
Trade and other receivables	$14,648	$(21,862)	$(1,828)
Financial assets	(1,688)	(13,333)	(1,604)
Other assets	15,058	(95)	(5,237)
Trade and other payables	(3,676)	11,527	(196)
Financial liabilities	(2,931)	(504)	(3,348)
Other liabilities	30,432	13,102	(935)
	$51,843	$(11,165)	$(13,148)

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

25. SUPPLEMENTAL CASH FLOW INFORMATION  – (continued)

Non-cash investing and financing activities are comprised of:

As at December 31,	2013	2012	2011
Satellites, property and other equipment	$4,069	$101	$24,441
Orbital slot	$1,061	$—	$—
Investment tax credit	$—	$(1,023)	$—
Forgiveness of satellite performance incentive payments	$—	$5,474	$—

26. COMMITMENTS AND CONTINGENT LIABILITIES

Off balance sheet commitments include operating leases and other future purchases and were comprised of the following:

	2014	2015	2016	2017	2018	Thereafter	Total
Operating property lease commitments	$6,890	$6,350	$5,694	$4,986	$4,650	$24,893	$53,463
Capital commitments	79,618	102,726	—	—	—	—	182,344
Other operating commitments	16,946	12,964	7,040	1,590	1,098	1,156	40,794
	$103,454	$122,040	$12,734	$6,576	$5,748	$26,049	$276,601

Certain of the Company’s offices, warehouses, earth stations, and office equipment are leased under various terms. The aggregate expense related to operating lease commitments for the year ended December 31, 2013 was $7.2 million (December 31, 2012 — $6.8 million, December 31, 2011 —  $7.0 million). The expiry terms range from January 2014 to January 2043.

Telesat has entered into contracts for the construction and launch of Telstar 12 VANTAGE (targeted for launch in late 2015). The total outstanding commitments at December 31, 2013 are in U.S. dollars and are equal to $182.3 million.

Telesat has agreements with various customers for prepaid revenue on several service agreements which take effect when the spacecraft is placed in service. Telesat is responsible for operating and controlling these satellites. Customer prepayments of $393.4 million (December 31, 2012 — $410.6 million), refundable under certain circumstances, are reflected in other financial liabilities, both current and long-term.

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

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
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

The Company is subject to audits by taxing authorities in the various jurisdictions in which it operates, including Brazil and Hong Kong. In Brazil, the Company is currently involved in a number of disputes with the Brazilian tax authorities who have alleged that additional taxes are owing on revenue earned by the Company for the period 2003 to 2012. The disputes relate to the Brazilian tax authorities’ characterization of the Company’s revenue. Additional taxes of approximately $28 million have been assessed by Brazilian tax authorities and the Company has challenged those assessments. The Company believes the likelihood of an unfavorable outcome in these disputes is remote and, as such, no reserve has been established. In Hong Kong, the tax authority has challenged the Company’s offshore claim for exempt income for the years 1999 to 2009 and issued assessments totaling $39 million. On January 29, 2014, the Hong Kong tax authority issued revised assessments for the years 1999 to 2009, which reduced the amount claimed to $1.5 million, including interest of $0.2 million. Loral has agreed to indemnify the Company with respect to the Hong Kong exposure and for certain of the assessments issued in Brazil.

Other than the above, the Company is not aware of any proceedings outstanding or threatened as of the date hereof by or against it or relating to its business which may have, or have had in the recent past, significant effects on the Company’s financial position or profitability.

27. SUBSIDIARIES

The list of significant companies included in the scope of consolidation as at December 31, 2013 is as follows:

Company	Country	Method of Consolidation	% voting rights
Telesat Canada	Canada	Fully consolidated	100
Infosat Communications LP	Canada	Fully consolidated	100
Skynet Satellite Corporation	United States	Fully consolidated	100
Telesat Network Services, Inc.	United States	Fully consolidated	100
The SpaceConnection Inc.	United States	Fully consolidated	100
Telesat Satellite LP	United States	Fully consolidated	100
Infosat Able Holdings Inc.	United States	Fully consolidated	100
Able Infosat Communications, Inc.	United States	Fully consolidated	100
Telesat Brasil Capacidade de Satélites Ltda.	Brazil	Fully consolidated	100
Telesat (IOM) Limited	Isle of Man	Fully consolidated	100

The percentage of voting rights and interest were the same as at December 31, 2012.

28. RELATED PARTY TRANSACTIONS

The Company’s immediate shareholders are Red Isle Private Investment Inc. (“Red Isle”), a company incorporated in Canada, Loral Holdings Corporation (“Loral Holdings”), a company incorporated in the United States and various individuals. Red Isle is wholly-owned by PSP Investments, a Canadian Crown corporation. Loral Holdings is a wholly-owned subsidiary of Loral, a United States publically listed company.

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

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

28. RELATED PARTY TRANSACTIONS  – (continued)

Redemption of the Senior Preferred Shares and Issuance and Payment of a Promissory Note

On March 28, 2012, the Company redeemed all of its outstanding Senior Preferred Shares, previously held by Red Isle, for $145.5 million in cash, which included $141.4 million of principal and $4.1 million of accrued dividends on the Senior Preferred Shares.

The Company issued a subordinated promissory note to Red Isle (“PSP Note”) for cash consideration on March 28, 2012 in the amount of $145.5 million. The promissory note of $145.5 million together with $8.4 million of accrued interest was repaid on October 29, 2012. The PSP Note included embedded interest rate floors and deferred financing costs which, as of March 2012, was a decrease to the PSP Note of $1.2 million and $0.2 million, respectively. The assets were subsequently amortized using the effective interest method. The unamortized amounts were derecognized in October 2012 upon the repayment of the PSP Note with a loss on financing of $1.2 million recognized.

Distributions to Loral Holdings and Red Isle

On March 28, 2012, the Company declared a special cash distribution to its shareholders, Loral Holdings and Red Isle, as a reduction in stated value, in the amount of $656.5 million. The special cash distribution was split $420.2 million and $236.3 million to Loral Holdings and Red Isle, respectively.

Key Management Personnel — Special Payments

In connection with the special cash distribution made to the Company’s shareholders, the Board authorized $48.6 million in special payments to certain employees. At December 31, 2013, $48.3 million of the special payments were cumulatively expensed and $47.2 million were cumulatively paid. The remaining amounts are expected to be paid over the next two years, subject to the applicable employees’ continued employment with the Company on the payment date and other conditions.

Key Management Personnel — Stock Options

During the second quarter of 2013, the Board authorized the grant of 3,999,399 stock options to certain employees pursuant to the stock incentive plan. An expense of $13.3 million was recorded in 2013 in connection with the stock option grants.

Independent Board of Directors Special Payment

In 2012, the Company’s four independent directors received a special payment for the assistance they provided in the assessment of various strategic alternatives explored by the Company in 2011. The amount paid to the four independent directors was, in aggregate, $0.9 million.

Compensation of executives and Board level directors

Year ended December 31,	2013	2012	2011
Short-term benefits (including salary)	$7,293	$10,470	$7,309
Special payment	2,162	42,867	—
Post-employment benefits (1)	1,814	1,615	1,192
Share-based payments	12,705	1,152	2,572
	$23,974	$56,104	$11,073

(1)	A change in accounting policy has resulted in a change to 2012 and 2011 comparative figures. For more on the impact of the change, refer to Note 3.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

28. RELATED PARTY TRANSACTIONS  – (continued)

Transactions with related parties

The Company and certain of its subsidiaries regularly engage in transactions with related parties. The Company’s related parties include Loral, Red Isle, and Loral Canadian Gateway Corporation (“LCGC”), a wholly-owned subsidiary of Loral.

During the year, the Company and its subsidiaries entered into the following transactions with related parties.

	Sale of goods and services, interest income			Purchase of goods and services, interest expense
Year ended December 31,	2013	2012	2011	2013	2012	2011
Loral
Revenue	$—	$—	$1	$—	$—	$—
Operating expenses	—	—	—	6,267	6,252	4,990
Interest expense	—	—	—	66	1,255	1,291
Intangible assets	—	—	—	—	—	12,618
Red Isle
Interest expense	—	—	—	—	10,812	9,869
SSL (1)
Revenue	—	1,468	1,942	—	—	—
Interest expenses	—	—	—	—	973	995
Satellite, property and other equipment	—	—	—	—	49,537	180,853
LCGC
Revenue	—	—	324	—	—	—
Satellite, property and other equipment	—	—	—	—	—	4,586

(1)	As of November 2, 2012, Space System/Loral (“SSL”) is no longer a related party.

The following balances were outstanding at the end of the year:

	Amounts owed by related parties		Amounts owed to related parties
At December 31,	2013	2012	2013	2012
Loral
Trade receivables/payables	$1,209	$—	$290	$2,486
Other long-term financial assets/liabilities	2,482	2,318	7,397	6,908
Red Isle	—	—	—	—
SSL (1)
Trade receivables/payables	—	21	—	—
Other current financial liabilities	—	—	—	1,320
Other long-term financial liabilities	—	—	—	16,927

(1)	Amounts owed by/to SSL are the amounts outstanding as at December 31, 2012, which related to transactions entered into prior to November 2, 2012.

The amounts outstanding are unsecured and will be settled in cash.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

28. RELATED PARTY TRANSACTIONS  – (continued)

Stock Option Repurchase and Exercise of Share Appreciation Rights

In December 2012, the Board approved the repurchase for cash consideration of 20% of all vested stock options. A total of 1,660,619 options were repurchased by the Company. Also in December 2012, certain members of senior management exercised their share appreciation rights (“SARs”) granted under the Company’s share-based compensation plan and received 2,249,747 Non-Voting Participating Preferred Shares.

In April 2013, a member of senior management exercised 83,204 SARs in relation to the stock options granted under the Company’s stock incentive plan and received 24,638 Non-Voting Participating Preferred Shares.

Other related party transactions

The Company funds certain defined benefit pension plans. Contributions made to the plans for the year ended December 31, 2013 were $10.7 million (December 31, 2012 — $10.7 million).

29. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 6.0% Senior Notes and 12.5% Senior Subordinated Notes, which were fully redeemed on May 1, 2013, were co-issued by Telesat LLC and Telesat Canada, (“the Issuers”) which are 100% owned subsidiaries of Telesat, and were guaranteed fully and unconditionally, on a joint and several basis, by Telesat and certain of its subsidiaries.

The condensed consolidating financial information reflects the investments of Telesat Holdings Inc. in the Issuers, of the Issuers in their respective Guarantor and Non-Guarantor subsidiaries and of the Guarantors in their Non-Guarantor subsidiaries using the equity method.

A change in accounting policies has resulted in a restatement to the 2012 and 2011 comparative figures. For more on the impacts of the changes, refer to Note 3.

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2013

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$837,358	$152,306	$16,879	$(109,647)	$896,896
Operating expenses	—	—	(170,865)	(121,312)	(18,532)	109,647	(201,062)
	—	—	666,493	30,994	(1,653)	—	695,834
Depreciation	—	—	(179,442)	(31,498)	(211)	—	(211,151)
Amortization	—	—	(31,262)	(1,358)	(39)	—	(32,659)
Other operating gains (losses), net	—	—	15,721	9,733	(119)	—	25,335
Operating income (loss)	—	—	471,510	7,871	(2,022)	—	477,359
Income (loss) from equity investments	68,094	—	8,638	(1,962)	—	(74,770)	—
Interest expense	—	—	(223,424)	(670)	(5)	—	(224,099)
Loss on financing	—	—	(18,487)	—	—	—	(18,487)
Interest and other income (expense)	—	—	11,708	(42)	2	—	11,668
Gain on changes in fair value of financial instruments	—	—	80,928	—	—	—	80,928
(Loss) gain on foreign exchange	(1)	—	(190,562)	(12,586)	8,240	—	(194,909)
Income (loss) before tax	68,093	—	140,311	(7,389)	6,215	(74,770)	132,460
Tax (expense) recovery	—	—	(72,217)	7,902	(52)	—	(64,367)
Net income	$68,093	$—	$68,094	$513	$6,163	$(74,770)	$68,093
Other comprehensive income (loss)	14,669	—	18,604	(3,553)	(382)	(14,669)	14,669
Total comprehensive income (loss)	$82,762	$—	$86,698	$(3,040)	$5,781	$(89,439)	$82,762

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2012

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$782,814	$149,277	$18,959	$(105,240)	$845,810
Operating expenses	(15)	—	(202,050)	(127,670)	(21,384)	105,240	(245,879)
	(15)	—	580,764	21,607	(2,425)	—	599,931
Depreciation	—	—	(160,283)	(48,106)	(296)	—	(208,685)
Amortization	—	—	(36,168)	268	(65)	—	(35,965)
Other operating gains (losses), net	—	—	5,946	(56)	—	—	5,890
Operating (loss) income	(15)	—	390,259	(26,287)	(2,786)	—	361,171
Income (loss) from equity investments	26,754	—	(29,119)	(3,099)	—	5,464	—
Interest expense	(2,380)	—	(242,597)	(444)	—	—	(245,421)
Loss on financing	—	—	(77,278)	—	—	—	(77,278)
Interest and other income	—	—	839	521	1	—	1,361
Loss on changes in fair value of financial instruments	—	—	(58,984)	—	—	—	(58,984)
Gain (loss) on foreign exchange	—	—	78,466	3,903	(3,515)	—	78,854
Income (loss) before tax	24,359	—	61,586	(25,406)	(6,300)	5,464	59,703
Tax expense	—	—	(34,832)	(335)	(177)	—	(35,344)
Net income (loss)	$24,359	$—	$26,754	$(25,741)	$(6,477)	$5,464	$24,359
Other comprehensive income (loss)	2,821	—	5,913	(2,894)	(198)	(2,821)	2,821
Total comprehensive income (loss)	$27,180	$—	$32,667	$(28,635)	$(6,675)	$2,643	$27,180

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2011

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$742,728	$110,203	$20,286	$(64,856)	$808,361
Operating expenses	—	—	(134,740)	(95,427)	(22,657)	64,856	(187,968)
	—	—	607,988	14,776	(2,371)	—	620,393
Depreciation	—	—	(146,581)	(51,711)	(334)	—	(198,626)
Amortization	—	—	(42,480)	1,541	(82)	—	(41,021)
Other operating gains (losses), net	—	—	116,063	(1,989)	(6)	—	114,068
Operating income (loss)	—	—	534,990	(37,383)	(2,793)	—	494,814
Income (loss) from equity investments	245,714	—	(40,204)	(3,049)	—	(202,461)	—
Interest (expense) income	(9,869)	—	(220,898)	2,021	(13)	—	(228,759)
Interest and other income	—	—	86	1,465	3	—	1,554
Gain on changes in fair value of financial instruments	—	—	98,585	—	—	—	98,585
(Loss) gain on foreign exchange	—	—	(75,155)	(6,084)	2,395	—	(78,844)
Income (loss) before tax	235,845	—	297,404	(43,030)	(408)	(202,461)	287,350
Tax (expense) recovery	—	—	(51,690)	106	79	—	(51,505)
Net income (loss)	$235,845	$—	$245,714	$(42,924)	$(329)	$(202,461)	$235,845
Other comprehensive (loss) income	(33,188)	—	(29,647)	(3,780)	239	33,188	(33,188)
Total comprehensive income (loss)	$202,657	$—	$216,067	$(46,704)	$(90)	$(169,273)	$202,657

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Condensed Consolidating Balance Sheets
As at December 31, 2013

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$—	$284,231	$13,008	$1,474	$—	$298,713
Trade and other receivables	—	—	31,588	17,093	1,585	—	50,266
Other current financial assets	—	—	35	118	7,021	—	7,174
Intercompany receivables	—	—	362,070	173,960	144,071	(680,101)	—
Prepaid expenses and other current assets	—	—	13,460	5,142	63	—	18,665
Total current assets	—	—	691,384	209,321	154,214	(680,101)	374,818
Satellites, property and other equipment	—	—	1,654,000	308,358	401	—	1,962,759
Deferred tax assets	—	—	—	10,024	—	—	10,024
Other long-term financial assets	—	—	68,056	7,505	445	—	76,006
Other long-term assets	—	—	2,466	299	—	—	2,765
Intangible assets	—	—	798,766	46,520	—	—	845,286
Investment in affiliates	1,167,517	—	1,164,562	661,102	261	(2,993,442)	—
Goodwill	—	—	2,078,056	343,876	24,671	—	2,446,603
Total assets	$1,167,517	$—	$6,457,290	$1,587,005	$179,992	$(3,673,543)	$5,718,261
Liabilities
Trade and other payables	$—	$—	$17,150	$15,956	$1,378	$—	$34,484
Other current financial liabilities	—	—	163,059	1,000	696	—	164,755
Intercompany payables	45,614	—	218,097	385,219	31,171	(680,101)	—
Other current liabilities	—	—	118,156	3,146	756	—	122,058
Current indebtedness	—	—	57,363	1	—	—	57,364
Total current liabilities	45,614	—	573,825	405,322	34,001	(680,101)	378,661
Long-term indebtedness	—	—	3,284,502	—	—	—	3,284,502
Deferred tax liabilities	—	—	515,745	(466)	(72)	—	515,207
Other long-term financial liabilities	—	—	68,911	3,892	—	—	72,803
Other long-term liabilities	—	—	339,269	5,910	6	—	345,185
Total liabilities	45,614	—	4,782,252	414,658	33,935	(680,101)	4,596,358
Shareholders’ Equity
Share capital	656,660	—	1,518,716	1,096,668	104,464	(2,719,848)	656,660
Accumulated earnings	456,013	—	79,934	143,002	41,378	(264,314)	456,013
Reserves	9,230	—	76,388	(67,323)	215	(9,280)	9,230
Total shareholders’ equity	1,121,903	—	1,675,038	1,172,347	146,057	(2,993,442)	1,121,903
Total liabilities and shareholders’ equity	$1,167,517	$—	$6,457,290	$1,587,005	$179,992	$(3,673,543)	$5,718,261
F-102

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Condensed Consolidating Balance Sheets
As at December 31, 2012

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$—	$158,516	$19,508	$2,937	$—	$180,961
Trade and other receivables	—	—	39,694	21,938	2,130	—	63,762
Other current financial assets	—	—	41	195	6,563	—	6,799
Intercompany receivables	—	—	392,051	179,338	140,267	(711,656)	—
Prepaid expenses and other current assets	—	—	15,660	7,217	69	—	22,946
Total current assets	—	—	605,962	228,196	151,966	(711,656)	274,468
Satellites, property and other equipment	—	—	1,794,447	294,628	1,679	—	2,090,754
Other long-term financial assets	—	—	125,135	5,992	408	—	131,535
Other long-term assets	—	—	3,807	885	—	—	4,692
Intangible assets	—	—	813,923	44,735	39	—	858,697
Investment in affiliates	1,072,435	—	1,126,642	695,607	261	(2,894,945)	—
Goodwill	—	—	2,078,056	343,876	24,671	—	2,446,603
Total assets	$1,072,435	$—	$6,547,972	$1,613,919	$179,024	$(3,606,601)	$5,806,749
Liabilities
Trade and other payables	$—	$—	$20,803	$13,284	$1,622	$—	$35,709
Other current financial liabilities	—	—	87,418	1,519	1,654	—	90,591
Intercompany payables	45,703	—	221,297	409,393	35,263	(711,656)	—
Other current liabilities	—	—	76,037	1,349	544	—	77,930
Current indebtedness	—	—	31,952	1	—	—	31,953
Total current liabilities	45,703	—	437,507	425,546	39,083	(711,656)	236,183
Long-term indebtedness	—	—	3,374,977	—	—	—	3,374,977
Deferred tax liabilities	—	—	485,541	(378)	—	—	485,163
Other long-term financial liabilities	—	—	278,212	3,250	—	—	281,462
Other long-term liabilities	—	—	391,614	10,525	93	—	402,232
Total liabilities	45,703	—	4,967,851	438,943	39,176	(711,656)	4,780,017
Shareholders’ Equity
Share capital	656,394	—	1,518,716	1,096,668	104,434	(2,719,818)	656,394
Accumulated earnings (deficit)	373,042	—	(2,924)	145,484	35,216	(177,776)	373,042
Reserves	(2,704)	—	64,329	(67,176)	198	2,649	(2,704)
Total shareholders’ equity	1,026,732	—	1,580,121	1,174,976	139,848	(2,894,945)	1,026,732
Total liabilities and shareholders’ equity	$1,072,435	$—	$6,547,972	$1,613,919	$179,024	$(3,606,601)	$5,806,749

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2013

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Cash flows (used in) from operating activities
Net income	$68,093	$—	$68,094	$513	$6,163	$(74,770)	$68,093
Adjustments to reconcile net income to cash flows (used in) from operating activities:
Depreciation	—	—	179,442	31,498	211	—	211,151
Amortization	—	—	31,262	1,358	39	—	32,659
Deferred tax expense (recovery)	—	—	22,958	(8,630)	—	—	14,328
Interest expense	—	—	223,424	670	5	—	224,099
Interest income	—	—	(1,194)	(94)	—	—	(1,288)
Unrealized foreign exchange loss (gain)	1	—	198,450	12,819	(8,854)	—	202,416
Gain on derivatives	—	—	(80,928)	—	—	—	(80,928)
Share-based compensation	—	—	12,065	1,050	402	—	13,517
(Income) loss from equity investments	(68,094)	—	(8,638)	1,962	—	74,770	—
Impairment reversal on intangible assets	—	—	(17,274)	—	—	—	(17,274)
Gain on other post-employment benefit plan amendment	—	—	—	(9,786)	—	—	(9,786)
Loss on disposal of assets	—	—	1,553	53	119	—	1,725
Loss on financing	—	—	18,487	—	—	—	18,487
Other	—	—	(49,540)	(308)	93	—	(49,755)
Income taxes paid	—	—	(11,716)	(824)	(29)	—	(12,569)
Interest paid, net of capitalized interest	—	—	(212,052)	(257)	(4)	—	(212,313)
Interest received	—	—	1,046	122	4	—	1,172
Customer prepayments on future satellite services	—	—	31,778	527	—	—	32,305
Repurchase of stock options and exercise of share appreciation rights	—	—	(701)	(495)	—	—	(1,196)
Operating assets and liabilities	(89)	—	81,681	(28,981)	(768)	—	51,843
Net cash (used in) from operating activities	$(89)	$—	$488,197	$1,197	$(2,619)	$—	$486,686
Cash flows (used in) from investing activities
Satellite programs, including capitalized interest	$—	$—	$(32,816)	$(38,362)	$—	$—	$(71,178)
Purchase of other property and equipment	—	—	(6,511)	(2,199)	(62)	—	(8,772)
Purchase of intangible assets	—	—	—	(6)	—	—	(6)
Proceeds from sale of assets	—	—	81	—	1,000	—	1,081
Dividends received	—	—	4,394	—	—	(4,394)	—
Investment in affiliates	—	—	(36,823)	—	—	36,823	—
Net cash (used in) from investing activities	$—	$—	$(71,675)	$(40,567)	$938	$32,429	$(78,875)
Cash flows from (used in) financing activities
Repayment of indebtedness	$—	$—	$(271,448)	$—	$—	$—	$(271,448)
Payment of premium on early retirement of indebtedness	—	—	(13,793)	—	—	—	(13,793)
Payment of debt issue costs	—	—	(810)	—	—	—	(810)
Proceeds from exercise of stock options	99	—	—	—	—	—	99
Dividends paid on preferred shares	(10)	—	—	—	—	—	(10)
Satellite performance incentive payments	—	—	(4,756)	(14)	—	—	(4,770)
Dividends paid	—	—	—	(4,394)	—	4,394	—
Proceeds from issuance of share capital	—	—	—	36,823	—	(36,823)	—
Net cash from (used in) financing activities	$89	$—	$(290,807)	$32,415	$—	$(32,429)	$(290,732)
Effect of changes in exchange rates on cash and cash equivalents	$—	$—	$—	$455	$218	$—	$673
Increase (decrease) in cash and cash equivalents	$—	$—	$125,715	$(6,500)	$(1,463)	$—	$117,752
Cash and cash equivalents, beginning of period	—	—	158,516	19,508	2,937	—	180,961
Cash and cash equivalents, end of period	$—	$—	$284,231	$13,008	$1,474	$—	$298,713

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Cash flows (used in) from operating activities
Net income (loss)	$24,359	$—	$26,754	$(25,741)	$(6,477)	$5,464	$24,359
Adjustments to reconcile net income (loss) to cash flows (used in) from operating activities:
Depreciation	—	—	160,283	48,106	296	—	208,685
Amortization	—	—	36,168	(268)	65	—	35,965
Deferred tax expense (recovery)	—	—	36,983	(74)	—	—	36,909
Interest expense	2,380	—	242,597	444	—	—	245,421
Interest income	—	—	(820)	(269)	(1)	—	(1,090)
Unrealized foreign exchange (gain) loss	—	—	(81,459)	(5,293)	3,381	—	(83,371)
Loss on derivatives	—	—	58,984	—	—	—	58,984
Share-based compensation	—	—	868	211	123	—	1,202
(Income) loss from equity investments	(26,754)	—	29,119	3,099	—	(5,464)	—
Impairment reversal on intangible assets	—	—	(1,194)	—	—	—	(1,194)
Loss on disposal of assets	—	—	722	56	—	—	778
Loss on financing	—	—	77,278	—	—	—	77,278
Other	—	—	(51,652)	(10,784)	(210)	—	(62,646)
Income taxes paid	—	—	(3,718)	(40)	(6)	—	(3,764)
Interest paid, net of capitalized interest	(4,030)	—	(235,480)	(9)	—	—	(239,519)
Interest received	—	—	848	278	1	—	1,127
Customer prepayments on future satellite services	—	—	40,345	—	—	—	40,345
Insurance proceeds	—	—	314	—	—	—	314
Repurchase of stock options and exercise of share appreciation rights	—	—	(32,393)	(2,367)	(506)	—	(35,266)
Operating assets and liabilities	15	—	(20,171)	5,040	3,951	—	(11,165)
Net cash (used in) from operating activities	$(4,030)	$—	$284,376	$12,389	$617	$—	$293,352
Cash flows from (used in) investing activities
Satellite programs, including capitalized interest	$—	$—	$(161,536)	$(1,013)	$—	$—	$(162,549)
Purchase of other property and equipment	—	—	(5,252)	(2,240)	(119)	—	(7,611)
Purchase of intangible assets	—	—	—	(166)	—	—	(166)
Proceeds from sale of assets	—	—	34	38	—	—	72
Return of capital from subsidiaries	802,011	—	—	802,011	—	(1,604,022)	—
Dividends received	—	—	7,063	—	—	(7,063)	—
Net cash from (used in) investing activities	$802,011	$—	$(159,691)	$798,630	$(119)	$(1,611,085)	$(170,254)
Cash flows (used in) from financing activities
Proceeds from indebtedness	$—	$—	$3,306,865	$—	$—	$—	$3,306,865
Proceeds from issue of promissory note	—	—	145,466	—	—	—	145,466
Repayment of indebtedness	—	—	(2,777,507)	—	—	—	(2,777,507)
Repayment of senior preferred shares	(141,435)	—	—	—	—	—	(141,435)
Payment of premium on early retirement of indebtedness	—	—	(39,444)	—	—	—	(39,444)
Payment of debt issue costs	—	—	(52,030)	—	—	—	(52,030)
Return of capital to shareholders	(656,546)	—	(802,011)	(802,011)	—	1,604,022	(656,546)
Satellite performance incentive payments	—	—	(4,345)	(237)	—	—	(4,582)
Dividends paid	—	—	—	(7,063)	—	7,063	—
Net cash (used in) from financing activities	$(797,981)	$—	$(223,006)	$(809,311)	$—	$1,611,085	$(219,213)
Effect of changes in exchange rates on cash and cash equivalents	$—	$—	$—	$(854)	$(32)	$—	$(886)
(Decrease) increase in cash and cash equivalents	$—	$—	$(98,321)	$854	$466	$—	$(97,001)
Cash and cash equivalents, beginning of year	—	—	256,837	18,654	2,471	—	277,962
Cash and cash equivalents, end of year	$—	$—	$158,516	$19,508	$2,937	$—	$180,961

Telesat Holdings Inc.

Notes to the 2013 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except for per share amounts and where otherwise noted)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2011

	Telesat Holdings	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Cash flows (used in) from operating activities
Net income (loss)	$235,845	$—	$245,714	$(42,924)	$(329)	$(202,461)	$235,845
Adjustments to reconcile net income (loss) to cash flows (used in) from operating activities:
Depreciation	—	—	146,581	51,711	334	—	198,626
Amortization	—	—	42,480	(1,541)	82	—	41,021
Deferred tax expense (recovery)	—	—	51,618	(145)	(100)	—	51,373
Interest expense (income)	9,869	—	220,898	(2,021)	13	—	228,759
Interest income	—	—	(1,143)	(816)	(2)	—	(1,961)
Unrealized foreign exchange loss (gain)	—	—	66,375	4,045	(2,714)	—	67,706
Gain on derivatives	—	—	(87,914)	—	—	—	(87,914)
Dividends on senior preferred shares	1,650	—	—	—	—	—	1,650
Share-based compensation	—	—	2,073	383	198	—	2,654
(Income) loss from equity investments	(245,714)	—	40,204	3,049	—	202,461	—
Insurance proceeds	—	—	(135,019)	—	—	—	(135,019)
Impairment loss on intangible assets	—	—	18,368	1,100	—	—	19,468
Loss on disposal of assets	—	—	588	879	16	—	1,483
Other	—	—	(41,928)	(2,876)	242	—	(44,562)
Income taxes paid	—	—	(2,300)	—	(29)	—	(2,329)
Interest paid, net of capitalized interest	(10,294)	—	(200,589)	—	—	—	(210,883)
Interest received	—	—	1,300	819	2	—	2,121
Customer prepayments on future satellite services	—	—	55,268	2,500	—	—	57,768
Insurance proceeds	—	—	11,228	—	—	—	11,228
Operating assets and liabilities	(1,650)	—	(550)	(13,244)	2,296	—	(13,148)
Net cash (used in) from operating activities	$(10,294)	$—	$433,252	$919	$9	$—	$423,886
Cash flows (used in) from investing activities
Satellite programs, including capitalized interest	$—	$—	$(302,193)	$(54,006)	$—	$—	$(356,199)
Purchases of other property and equipment	—	—	(16,137)	(1,374)	(55)	—	(17,566)
Purchase of intangible assets	—	—	—	(12,618)	—	—	(12,618)
Insurance proceeds	—	—	135,019	—	—	—	135,019
Proceeds from sale of assets	—	—	148	—	—	—	148
Business acquisitions	—	—	(9,264)	9,264	—	—	—
Dividends received	—	—	8,633	—	—	(8,633)	—
Net cash (used in) from investing activities	$—	$—	$(183,794)	$(58,734)	$(55)	$(8,633)	$(251,216)
Cash flows from (used in) financing activities
Repayment of indebtedness	$—	$—	$(108,741)	$—	$—	$—	$(108,741)
Dividends paid on preferred shares	(10)	—	—	—	—	—	(10)
Satellite performance incentive payments	—	—	(5,928)	—	—	—	(5,928)
Intercompany loan	10,304	—	(74,634)	64,330	—	—	—
Dividends paid	—	—	—	(8,633)	—	8,633	—
Net cash from (used in) financing activities	$10,294	$—	$(189,303)	$55,697	$—	$8,633	$(114,679)
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(363)	39	—	(324)
Increase (decrease) in cash and cash equivalents	—	—	60,155	(2,481)	(7)	—	57,667
Cash and cash equivalents, beginning of year	—	—	196,682	21,135	2,478	—	220,295
Cash and cash equivalents, end of year	$—	$—	$256,837	$18,654	$2,471	$—	$277,962

