Form 10-K/A
period 2013-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2014-04-10
CIK 1006269

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

At March 31, 2014, 21,414,212 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

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

None

LORAL SPACE AND COMMUNICATIONS INC.

Explanatory Note

Loral Space & Communications Inc. (“Loral,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in our Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because the Company has not yet scheduled its Annual Meeting of Stockholders for 2014 and, accordingly, the Company’s definitive proxy statement containing such information will not be filed on or before 120 days after our fiscal year end.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment does not reflect events occurring after the date of the filing of our Form 10-K, nor does it amend, modify or otherwise update any other information in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 with regard to the executive officers of Loral Space & Communications Inc. (“Loral” or the “Company”) was contained in Item 10 of our Form 10-K filed on March 3, 2014. The following provides information regarding the directors of Loral and the other information required by Item 10 that was not contained in our Form 10-K.

Loral has three classes of directors serving staggered three-year terms, with each of Class I and Class II consisting of two directors and Class III consisting of three directors. One Class III directorship is currently vacant. The terms of the Class I, II and III directors expire on the date of the Company’s Annual Meeting in 2016, 2014 and 2015, respectively.

Members of the Board of Directors

The following are brief biographical sketches of each of our directors, including his experience, qualifications, attributes and skills, which, taken as a whole, have enabled the Board of Directors (the “Board”) to conclude that each director should, in light of the Company’s business and structure, serve as a director of the Company.

Class I — Directors Whose Terms Expire in 2016

Arthur L. Simon
Age:	82

Director Since:	November 2005

Class:	Class I

Business Experience:	Mr. Simon is retired. Before his retirement, Mr. Simon was a partner at Coopers & Lybrand L.L.P., Certified Public Accountants, from 1968 to 1994.

Other Directorships:	Director and member of the Audit and Corporate Governance Committees of L-3 Communications Corporation.

Qualifications:	Mr. Simon’s qualifications for service on our Board include his significant experience in the satellite industry, having served as a director of the Company and its predecessors for more than 15 years. He also has significant expertise and background with regard to accounting and internal controls, having served in a public accounting firm for 38 years, 25 of which were as a partner, and having co-founded the aerospace/defense contracting group at his former firm. In addition, he brings to the Company substantial business knowledge gained while serving as an independent director for another public company in the aerospace and defense industry.

John P. Stenbit
Age:	73

Director Since:	June 2006

Class:	Class I

Business Experience:	Mr. Stenbit is a consultant for various government and commercial clients. Mr. Stenbit is also Director and Chairman of the Audit Committee of Defense Group Inc., a private corporation, a Trustee of The Mitre Corp., a not-for-profit corporation, and a member of the Advisory Boards of the Missile Defense Agency, the National Security Agency and the Science Advisory Group of the US Strategic Command. From 2001 to his retirement in March 2004, he was Assistant Secretary of Defense of Networks and Information Integration/Department of Defense Chief Information Officer.

Other Directorships (current):	Director and member of the Nominating and Corporate Governance and Compensation and Human Resources Committees of ViaSat, Inc.

Other Directorships (previous within the last five years):	Director of SM&A Corporation, SI International, Inc. and Cogent, Inc.

Qualifications:	Mr. Stenbit’s qualifications for service on our Board include his significant experience in the aerospace and satellite industries, having previously served as a senior executive of TRW for 10 years in positions with financial oversight responsibilities. He also has had a distinguished career of government service focused on the telecommunications and command and control fields. In addition, he brings to the Company a breadth of business knowledge gained while serving as an independent director for other technology companies.

Class II — Directors Whose Terms Expire in 2014

John D. Harkey, Jr.
Age:	53

Director Since:	November 2005

Class:	Class II

Business Experience:	Mr. Harkey has been Chairman and Chief Executive Officer of Consolidated Restaurant Companies, Inc. since 1998.

Other Directorships (current):	Director and Chairman of the Audit Committee of Energy Transfer Equity, L.P.; Director of Emisphere Technologies, Inc.; Chairman of the Board and member of the Audit Committee of Regency Energy Partners LP.

Other Directorships (previous within the last five years):	Director of Energy Transfer Partners, L.L.C. and Leap Wireless International, Inc.

Qualifications:	Mr. Harkey’s qualifications for service on our Board include his ability to provide the insight and perspectives of a successful and long-serving active chief executive officer of a major restaurant company. His service on the boards of several other public companies in diverse industries allows him to offer a broad perspective on corporate governance, risk management and operating issues facing corporations today.

Michael B. Targoff
Age:	69

Director Since:	November 2005

Class:	Class II

Business Experience:	Mr. Targoff has been Vice Chairman of Loral since November 21, 2005 and a consultant to the Company since December 15, 2012. Mr. Targoff was Chief Executive Officer of Loral from March 1, 2006 to December 14, 2012 and President of Loral from January 8, 2008 to December 14, 2012. Mr. Targoff also has been a Director and member of the Audit Committee of Telesat Canada (“Telesat”), a subsidiary of Telesat Holdings Inc. (“Telesat Holdings”), since the Company acquired its interest in Telesat Holdings in October 2007. From 1998 to February 2006, Mr. Targoff was founder and principal of Michael B. Targoff & Co., a private investment company.

Other Directorships (previous within the last five years):	Director of CPI International, Inc., ViaSat, Inc. and Leap Wireless International, Inc.

Qualifications:	Mr. Targoff’s qualifications for service on our Board include his extensive understanding and knowledge of our business and the satellite industry, as well as demonstrated leadership skills and operating experience, acquired during more than 20 years of serving as a senior executive of the Company and its predecessors. As a director of other public and private companies in the telecommunications industry, Mr. Targoff also brings to the Company a broad-based business knowledge and substantial financial expertise.

Class III — Directors Whose Terms Expire in 2015

Hal Goldstein
Age:	48

Director Since:	November 2005

Class:	Class III

Business Experience:	Mr. Goldstein is an independent investor. From 1996 to May 2012, Mr. Goldstein served MHR Fund Management LLC (“MHR”) in various capacities, including as a managing principal.

Qualifications:	Mr. Goldstein’s qualifications for service on our Board include his significant supervisory and oversight experience, as well as transactional expertise gained while structuring, acquiring and monitoring multiple and diverse portfolio investments and investment opportunities during his tenure at MHR. His experience serving on the boards of various companies also allows him to offer a broad perspective on corporate governance and operating issues facing corporations today.

Mark H. Rachesky, M.D.
Age:	55

Director Since:	November 2005

Class:	Class III

Business Experience:	Dr. Rachesky has been non-executive Chairman of the Board of Loral since March 1, 2006. Dr. Rachesky also has been non-executive Chairman of the Board and a member of the Compensation and Corporate Governance Committee of Telesat, since the Company acquired its interest in Telesat Holdings in October 2007. Dr. Rachesky founded MHR and has been its President since 1996. MHR is an investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments.

Other Directorships (current):	Director and member of the Governance and Nominating Committee and Compensation Committee of Emisphere Technologies, Inc.; Non-executive Chairman of the Board and member of the Strategic Advisory Committee and Compensation Committee of Lions Gate Entertainment Corp.; Director and member of the Nominating and Governance Committee, Finance Committee and Compensation Committee of Navistar International Corporation.

Other Directorships (previous within the last five years):	Director of NationsHealth Inc., Neose Technologies, Inc. and Leap Wireless International, Inc.

Qualifications:	Dr. Rachesky’s qualifications for service on our Board include his demonstrated leadership skills as well as his extensive financial expertise and broad-based business knowledge and relationships. In addition, as the President of MHR, with a demonstrated investment record in companies engaged in a wide range of businesses over the last 18 years, together with his experience as chairman and director of other public and private companies, Dr. Rachesky brings to the Company broad and insightful perspectives relating to economic, financial and business conditions affecting the Company and its strategic direction.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our Voting Common Stock, par value $.01 per share (“Voting Common Stock”), to file reports with the SEC. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Loral believes that, during 2013, all filing requirements were met on a timely basis.

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

4

Audit Committee

The Company’s Board has a standing Audit Committee, the members of which are Arthur L. Simon (Chairman), John D. Harkey, Jr. and John P. Stenbit. The Board has determined that all of the members of the Audit Committee meet the independence and experience requirements of the SEC and the Nasdaq Stock Market. Moreover, the Board has determined that one of the Audit Committee’s members, Mr. Simon, qualifies as an “audit committee financial expert” as defined by the SEC.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Compensation Discussion and Analysis explains the Company’s executive compensation program as it relates to the following named executive officers. Titles and positions are those in effect as of December 31, 2013.

Name	Title

Avi Katz	President, General Counsel and Secretary

John Capogrossi(1)	Vice President, Chief Financial Officer, Treasurer and Controller

Harvey B. Rein(2)	Former Senior Vice President and Chief Financial Officer

__________________________

(1)	In connection with the corporate office restructuring resulting from the sale (the “SS/L Sale”) in 2012 of our former subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)), in addition to his position as Vice President and Controller, Mr. Capogrossi was appointed Chief Financial Officer and Treasurer effective March 15, 2013.

(2)	In connection with the corporate office restructuring resulting from the SS/L Sale, Mr. Rein’s employment as Senior Vice President and Chief Financial Officer of the Company was terminated effective as of March 15, 2013.

Objectives and Philosophy

Our compensation program for our named executive officers is established and administered by our Compensation Committee (the “Committee”) and is designed to (i)  retain our named executive officers, who are critical to our long-term success; and (ii) motivate and reward them for achieving our short-term business and long-term strategic goals.

Compensation for our named executive officers consists of “total direct compensation,” certain other compensatory benefits (including perquisites and retirement benefits) and potential compensation payable in the event of the executive’s termination of employment. “Total direct compensation” is comprised of base salary and annual bonus compensation (included for 2013 and 2012 in the Summary Compensation Table in the Bonus column and for 2011 in the Non-Equity Plan Incentive Compensation column). Each of these elements of total direct compensation is discussed in more detail below.

Consistent with our retention objectives, we seek to provide compensation for the named executive officers at levels that are competitive in our industry, which is highly specialized and generally comprised of firms that are significantly larger in size than we are and for which the supply of qualified and talented executives is limited. For these reasons, in years prior to 2013, we set total direct compensation levels for our named executive officers between the 50th and 75th percentile for comparable positions at our peer companies. While our overall objectives and philosophy remained the same for 2013, because of our restructuring efforts in connection with the SSL Sale (explained below), we did not perform a direct comparative analysis with peer companies with respect to compensation paid to or earned by our named executive officers in 2013.

Determination of Compensation

The Committee considers a variety of factors when determining total direct compensation levels for our named executive officers, including:

•	each executive officer’s role and level of responsibilities;

•	the total compensation of executives who perform similar duties at peer companies (based on the most recent review of executive compensation levels at industry peer companies);

•	the total compensation for each executive officer during the prior fiscal year; and

•	the potential for each executive officer to contribute to our future success.

In addition to total direct compensation, the Committee also considers other compensatory benefits and potential compensation payable to executive officers in determining compensation levels for the named executive officers. These other benefits and compensation include retirement benefits and potential benefits which may be payable upon separation from the Company. The nature of this other compensation is different from total direct compensation because it involves, in the case of retirement benefits, compensation payable only in the future, and, in the case of termination benefits, compensation which is contingent upon the possible occurrence of future events. When making pay decisions, the Committee does not consider each element of compensation in isolation; rather, the Committee considers the overall compensation package for each named executive officer with a view to ensuring that it is properly balanced to achieve the objectives noted above.

The Role of Peer Groups, Compensation Consultants, Surveys and Market Analysis

The Committee has in the past from time-to-time reviewed market analyses assessing the extent to which the compensation program established for our named executive officers is competitive when compared with executive compensation programs established by a group of peer companies to ascertain whether the Company is paying its named executive officers in accordance with the Company’s stated compensation philosophy (as discussed under “Objectives and Philosophy” above). For the reasons described below, however, for compensation paid to and earned by our named executive officers in 2013, the Committee did not review the executive compensation programs or pay levels of any peer companies or perform any comparative compensation assessments.

Since the SS/L Sale in 2012, Loral’s principal asset is its majority ownership interest in Telesat. With the goal of maximizing shareholder value, in late 2012 and in 2013, the Company restructured its corporate office, which included reducing the number of employees and overhead. This restructuring was undertaken, among other reasons, in order to position Loral for exploration of potential strategic transactions involving the possible monetization of Loral’s interest in Telesat, including possibly through a disposition of Loral itself. Because the Company was involved in a significant restructuring of its corporate office and because of the possibility of a strategic transaction involving Loral and the potential closing of the corporate office, the Committee believed that it was not necessary or appropriate to perform comparative analyses of executive compensation for our named executive officers. Accordingly, for 2013, the Committee did not retain any compensation consultants to assist in general compensation analyses or reviews and no peer groups were developed or peer companies analyzed.

Consideration of 2013 Say-on-Pay Vote

At our 2013 annual meeting of stockholders, we held a stockholder advisory vote on the compensation of our named executive officers, or say-on-pay, as required by Section 14A of the Exchange Act. Seventy-two percent (72%) of the stockholder votes cast were in favor of our say-on-pay proposal. The Committee considered the non-binding say-on-pay vote as an affirmation of our current executive compensation programs and practices with respect to our named executive officers and made no significant changes to such programs and practices in response to the advisory vote. The executive compensation advisory vote proposal for 2014 will be presented to stockholders at the Company’s 2014 annual meeting.

Elements of Compensation

Total Direct Compensation

Our total direct compensation consists of two components:

•	base salary; and

•	annual bonus compensation.

In the past, we also provided long-term equity incentive compensation to our named executive officers as a component of total direct compensation. These long-term incentives were provided under our Amended and Restated 2005 Stock Incentive Plan as stock options, restricted stock units or SS/L phantom stock appreciation rights. In 2013, because the Company was involved in a significant restructuring of its corporate office and because of the possibility of a strategic transaction involving Loral and the potential closing of the corporate office, each as discussed above, the Committee believed that it was not necessary or appropriate to, and did not, grant any equity awards to the named executive officers.

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

Effective April 1, 2013, base salaries for Messrs. Katz and Capogrossi were increased by 3% as an ordinary course cost of living adjustment, and Mr. Capogrossi also received an additional 15% increase in base salary to reflect his promotion in March 2013 to the positions of Chief Financial Officer and Treasurer and the increased responsibilities associated therewith. Base salary for Mr. Rein was not adjusted in 2013 as his employment was terminated effective March 15, 2013 prior to the April 1 date for salary adjustments.

Annual Bonus Compensation

We provide annual cash bonus incentives for our named executive officers under our Management Incentive Bonus or MIB program to motivate and reward our named executive officers for achieving annual, short-term corporate goals. Each named executive officer has a target bonus opportunity, which in the past was generally payable upon the achievement of certain performance goals at the target level. The Committee administers the MIB program, sets target bonus opportunities and annual performance goals and determines the degree to which goals have been achieved and the amounts payable under the MIB program each year. The table below sets forth the target bonus opportunity for 2013 for each named executive officer.

Name	Target Bonus Opportunity (as a % of salary)

Avi Katz	60%
John Capogrossi	50%
Harvey B. Rein	60%

The target bonus opportunities for Messrs. Katz and Rein, having been increased in 2011 to more closely align with those of comparable similarly situated executives at SS/L, were not adjusted in 2013. The target bonus opportunity for Mr. Capogrossi was adjusted to 50% for 2013 to reflect his promotion in March 2013 to the positions of Chief Financial Officer and Treasurer and the increased responsibilities associated therewith.

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

For the reasons described below, in 2013, as in 2012, our MIB program did not follow the same structure as was customary in years prior to 2012. In those years, management presented and recommended to the Committee, and, after review and consideration, the Committee approved, an MIB program structure that included certain formulas, performance targets, metrics and weightings, such as achievement of certain specified levels of EBITDA, new business and year-end cash levels. Specifically, the bonus opportunity for Messrs. Katz, Capogrossi and Rein was tied to performance at SS/L and individual objectives. After the end of the year, in order to determine the amount to be paid to named executive officers under the MIB program, the Committee compared actual performance against target for each goal and bonuses were awarded accordingly.

In light of the SS/L Sale in 2012, the Committee did not believe it would be appropriate or meaningful to set corporate performance goals for 2013 under the MIB program. Although no specific individual performance objectives were set for 2013, in December 2013, the Committee reviewed the individual performance of the participants in the MIB program during 2013, including the named executive officers, and specifically noted their excellent performance in their areas of responsibility, including positioning the Company for a potential strategic transaction. The Committee approved, therefore, payment of discretionary bonuses to the named executive officers at the same level as in 2012 (with the only adjustments relating to the ordinary course cost of living increase to base salaries and the increase in base salary and bonus percentage for Mr. Capogrossi due to his increased responsibilities). Thus, as in 2012, these 2013 bonus awards resulted in a bonus payment to each of Messrs. Katz, Capogrossi and Rein at an aggregate of 130% of their targets. Mr. Rein’s bonus was pro-rated for the time he served as an employee of the Company prior to termination of employment effective March 15, 2013. These bonus amounts are included in the Bonus column of the Summary Compensation Table.

Other Benefits and Perquisites

Our named executive officers receive other benefits also available to other salaried employees, including health insurance, life insurance, vacation pay and sick pay. Also, in order to compete effectively in retaining qualified named executive officers, we provide the named executive officers with universal life insurance policies in various amounts beyond that provided for other employees. Other than the additional life insurance, the Committee has determined that there generally should be no perquisites or similar benefits for named executive officers which are not consistent with those available to other salaried employees. We do not provide the named executive officers with automobiles, aircraft for personal use, personal living accommodations, club memberships or reimbursement of “social expenses” except to the extent that they are specifically, directly and exclusively used to conduct Company business.

Retirement Benefits

Retirement benefits are intended to recognize long-term service with the Company and to promote the retention of high quality executive officers through retirement. The Committee also believes that providing retirement benefits was critical in initially attracting our executive officers to the Company. The Company maintains two types of qualified retirement plans covering its executive officers: a defined benefit pension plan and a defined contribution savings plan. In 2013, pension benefits were also provided through a “non-qualified” plan. The non-qualified plan, also known as the Supplemental Executive Retirement Plan (“SERP”), was designed to “restore” the benefit levels that IRS regulations limited in qualified plans. As discussed below, our Board approved termination of the SERP in December 2012, and final lump sum payouts were made to participants in December 2013.

As of December 31, 2013, the defined benefit qualified pension plan covers all named executive officers. In 2006, the Company changed this plan, which previously had been administered on a non-contributory basis, to require certain contributions by participants thereby having the effect of sharing the cost of providing qualified pension benefits with the named executive officers.

As of December 31, 2013, the defined contribution savings plan benefits all named executive officers. Named executive officers who make contributions to this plan receive matching contributions from the Company of up to 6% of a participant’s eligible base salary at a rate of 66⅔%. All named executive officers are eligible to and participate in this plan.

The qualified defined benefit pension plan is subject to the Internal Revenue Code’s limits on covered compensation and benefits payable. Named executive officers who earn in excess of applicable IRS limits also participated in the SERP prior to its termination. Non-qualified excess benefits and the supplemental retirement plan under ERISA provided by the SERP restored, prior to the SERP’s termination, the benefits that would have been payable to participants under the qualified pension plan except for the limitations imposed on qualified plans under the Internal Revenue Code.

Under the SERP, each participant was entitled to receive the difference, if any, between the full amount of retirement income due under the pension plan formula without application of the IRS limitations and the amount of retirement income payable to the participant under the pension plan formula when applicable Internal Revenue Code limitations are applied.

In connection with the corporate office restructuring as a result of the SS/L Sale, in December 2012, our Board approved the termination of the SERP. In December 2013, the Company made final lump sum payments of $17.7 million to the participants in the SERP, including payments of $3.1 million to our named executive officers (included in the 2013 Pension Benefits table in the Payments Made During Last Fiscal Year column), in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder.

Severance Policy for Named Executive Officers

In June 2006, the Company formally adopted a severance policy for corporate officers, including the named executive officers who were designated by the plan administrator. This policy was amended and restated on December 17, 2008 primarily in order to bring it into documentary compliance with Section 409A of the Internal Revenue Code before December 31, 2008 as required by the IRS. The policy was again amended and restated in August 2011 primarily to include a provision for severance benefits payable to certain of Loral’s named executive officers in the event of termination of employment in connection with or in contemplation of a Corporate Event (defined to include, among other things, a change of control of Loral, a sale or spin-off of SS/L or the closing or cessation or reduction in the scope of operations, in whole or in part, of Loral’s corporate headquarters). The Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and Restated as of August 4, 2011) (the “Loral Severance Policy for Corporate Officers”) provides for severance benefits following the termination of an eligible officer’s employment by Loral without cause. Severance benefits will be provided at different levels, depending on the seniority and length of service of the officer when termination occurs. Severance benefits are not provided in the event employment is terminated due to death, disability or retirement.

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

Separation and Consulting Agreements

In connection with the corporate office restructuring, Mr. Rein’s employment was terminated effective as of March 15, 2013. In connection therewith and pursuant to the Loral Severance Policy for Corporate Officers, Mr. Rein received certain severance benefits, which included, among other things, a lump sum payment of $1,665,478.

Following Mr. Rein’s termination of employment, he was engaged by the Company as a part-time consultant to the Board to assist in the oversight of financial reporting and other financial functions and for other assignments on an as-needed basis. Pursuant to a consulting agreement entered into at the time of his termination, Mr. Rein is entitled to earn consulting fees of $610 per hour for his services, and during 2013 he earned $10,065 under this agreement.

Role of Executive Officers in Pay Decisions

Upon the request of the Committee, certain of our employees, including certain executive officers, may compile and organize information, arrange and attend meetings and provide support for the Committee’s work. Ultimately, all compensation decisions for the named executive officers are approved by the Committee.

Tax Aspects of Executive Compensation

Section 162(m) of the Internal Revenue Code generally limits our corporate tax deduction for compensation that is not “performance based” to $1 million annually that is paid to each named executive officer who is a Company employee at year-end. Our bonus and incentive programs are not designed to meet the technical Section 162(m) requirements. Accordingly, for 2013, compensation payable to our named executive officers in the aggregate amount of $850,698 will not be deductible. In addition to these bonus and incentive programs, there may be other instances in which the Committee determines that it cannot structure compensation to meet Section 162(m) requirements. In those instances, the Committee may elect to structure elements of compensation (such as certain qualitative factors in annual bonuses) to accomplish business objectives that it believes are in our best interests and those of our stockholders, even though doing so may reduce the amount of our tax deduction for such compensation.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management the above “Compensation Discussion and Analysis” contained in this Amendment No. 1 to Annual Report for the year ended December 31, 2013 on Form 10-K/A. Based upon that review and those discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report for the year ended December 31, 2013 on Form 10-K/A.

The Compensation Committee

Mark H. Rachesky, M.D., Chairman

John D. Harkey, Jr.

Compensation Committee Interlocks and Insider Participation

Dr. Mark H. Rachesky and John D. Harkey, Jr. served as members of the Compensation Committee during 2013. No member of the Compensation Committee is a present or former officer of, or employed by, the Company or its subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity the executive officers of which entity serve either on the Company’s Board or Compensation Committee. Dr. Rachesky founded, and serves as President of, MHR, affiliated funds of which have engaged in transactions with the Company. See “Certain Relationships and Related Transactions, and Director Independence – MHR Fund Management LLC.”

Compensation Policies and Practices Relating to Risk Management

The Audit Committee, with input from management, reviewed in 2013, and will in the future review, the Company’s compensation policies and practices for all employees to determine whether such policies and practices encourage excessive or unnecessary risk-taking that could have a material adverse effect on the Company. Based on such review, the Audit Committee believes that such policies and practices are not likely to have a material adverse effect on the Company.

Compensation Tables

Summary Compensation Table

				Non-Equity
				Incentive	Change in
				Plan	Pension	All Other
Name and Principal		Salary(3)	Bonus(4)	Compensation(5)	Value(6)	Compensation(7)	Total
Position(1)	Year	($)	($)	($)	($)	($)	($)

Avi Katz	2013	$534,930	$418,636	—	$65,173	$18,922	$1,037,661
President, General Counsel and Secretary	2012	$523,085	$756,443	—	$415,000	$18,722	$1,713,250
	2011	$505,904	—	$406,443	$225,000	$18,521	$1,155,868

John Capogrossi	2013	$359,798	$242,026	—	$23,302	$12,326	$637,452
Vice President, Chief Financial Officer,	2012	$316,762	$289,085	—	$305,000	$12,126	$922,973
Treasurer and Controller(2)

Harvey B. Rein	2013	$108,658	$85,014	—	$0	$1,949,384	$2,143,056
Former Senior Vice President and	2012	$525,178	$658,069	—	$683,000	$18,207	$1,884,454
Chief Financial Officer	2011	$507,928	—	$408,069	$433,000	$18,006	$1,367,003

_______________________________

(1)	Titles and positions are those in effect as of December 31, 2013. In connection with the corporate office restructuring resulting from the SS/L Sale: (x) Mr. Rein’s employment as Senior Vice President and Chief Financial Officer of the Company was terminated effective as of March 15, 2013; and (y) in addition to his position as Vice President and Controller, Mr. Capogrossi was appointed Chief Financial Officer and Treasurer effective March 15, 2013.

(2)	Mr. Capogrossi was not a named executive officer in 2011 and, therefore, his compensation information has not been included for that year.

(3)	2013 salary expense shown for Mr. Rein represents salary expense through March 15, 2013, the date on which his employment with the Company was terminated.

(4)

In 2013, Messrs. Katz, Capogrossi and Rein received discretionary bonuses of $418,636, $242,026 and $85,014, respectively, under the Company’s MIB program. See “Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation – Annual Bonus Compensation” for a description of these bonuses.

In 2012, Messrs. Katz, Capogrossi and Rein received discretionary bonuses of $406,443, $164,085 and $408,069, respectively, under the Company’s MIB program. In addition, in 2012, special discretionary bonuses were awarded by the Company to Messrs. Katz, Capogrossi and Rein in the amount of $350,000, $125,000 and $250,000, respectively, in recognition of their performance in connection with the SS/L Sale.

(5)	Amounts shown represent the annual incentive bonuses earned under the Company’s MIB program for 2011 based on the achievement of certain corporate performance goals.

(6)	For 2013, represents the increase in the actuarial present value of benefits under our qualified pension plan between fiscal year-end 2012 and fiscal year-end 2013 and the increase in value of benefits accrued under our SERP for the period from January 1, 2013 through December 13, 2013, the date through which benefits were accrued under the SERP prior to final lump sum payouts in December 2013. In 2013, the actuarial present value of benefits under our qualified pension plan and SERP for Mr. Rein decreased by $182,805 in the aggregate. In accordance with the applicable reporting rules, the amount for Mr. Rein in this column is shown as $0, notwithstanding that the amount was actually a negative number. For 2012, represents the aggregate increase in the actuarial present value of benefits under our qualified pension plan and SERP between fiscal year-end 2011 and fiscal year-end 2012. For 2011, represents the aggregate increase in the actuarial present value of benefits under our qualified pension plan and SERP between fiscal year-end 2010 and fiscal year-end 2011. See “Pension Benefits in Fiscal Year 2013” below for further discussion regarding our qualified pension plan and SERP.

(7)	The following table describes each component of the “All Other Compensation” column in the Summary Compensation Table above.

All Other Compensation

		Value of	Company
		Insurance	Matching
		Premiums	401(k)
Name	Year	Paid	Contribution	Other	Total

Avi Katz	2013	$8,721	$10,201	—	$18,922
	2012	$8,721	$10,001	—	$18,722
	2011	$8,721	$9,800	—	$18,521

John Capogrossi	2013	$2,125	$10,201	—	$12,326
	2012	$2,125	$10,001	—	$12,126

Harvey B. Rein	2013	—	$4,427	$1,944,957	$1,949,384
	2012	$8,206	$10,001	—	$18,207
	2011	$8,206	$9,800	—	$18,006

The table above identifies and quantifies the compensation items set forth in the “All Other Compensation” column. These items include the value of life insurance premiums paid by the Company and Company 401(k) matching contributions.

For Mr. Rein, the “Other” column in the table above includes the following payments paid to Mr. Rein in 2013 in connection with the termination of his employment effective March 15, 2013: (i) a $1,665,478 lump sum severance payment; (ii) $16,412 in lieu of continuation after termination of employment of his executive life insurance benefits to which he was entitled under our severance policy; (iii) $243,473 for accrued but unused vacation; (iv) $321 as additional income equal to the value of certain equipment acquired by Mr. Rein upon termination of his employment; and (v) reimbursement during 2013 of $9,208 of COBRA medical premiums to which Mr. Rein was entitled under our severance policy (see “Potential Change in Control and Other Post Employment Payments” below). The “Other” column for Mr. Rein also includes $10,065 in consulting fees paid to him during 2013 under his consulting agreement with the Company (see “Compensation Discussion and Analysis – Separation and Consulting Agreements” for a description of this agreement).

Pension Benefits in Fiscal Year 2013

The table below sets forth information on the pension benefits for the named executive officers under each of the following pension plans as of December 31, 2013:

•	Qualified Pension Plan. Prior to the closing of the SS/L Sale, our qualified pension plan (the “Loral pension plan”) covered both employees of Loral’s corporate office and employees of SS/L, including all of the named executive officers. In connection with the sale, a new stand-alone SS/L pension plan was established, pension obligations related to SS/L current and former employees were transferred from the Loral pension plan to the newly formed SS/L pension plan, and the newly formed SS/L pension plan was transferred to SS/L.

The Loral pension plan is a funded and tax qualified retirement plan that, as of December 31, 2013, covered 435 participants, including the named executive officers. The Loral pension plan provides benefits based primarily on a formula that takes into account the executive’s earnings for each year of service. Annual benefits under the current contributory formula (meaning a required 1% post-tax contribution by the named executive officers) are accrued year-to-year during the years of credited service until retirement. At retirement, under the plan’s normal form of retirement benefit (life annuity), the aggregate of all annual benefit accruals becomes the annual retirement benefit payable on a monthly basis for life with a guaranteed minimum equal to the executive’s contributions. The current contributory formula for Loral named executive officers and other participants in the Loral pension plan calculated each year provides a benefit of 1.2% of eligible compensation up to the Social Security Wage Base (SSWB) and 1.45% of eligible compensation of amounts over the SSWB for those with less than 15 years of service, or 1.5% of the eligible compensation up to the SSWB and 1.75% of eligible compensation of amounts over the SSWB to the IRS-prescribed limit for those with 15 or more years of service. Eligible compensation for Loral named executive officers includes base salary and bonuses paid under our MIB program in that year. For 2013, the SSWB was $113,700 and the IRS-prescribed compensation limit was $255,000. For example, if an individual accrued $1,000 per year for 15 years and then retired, his annual retirement benefit for life would be $15,000. In 2013, each named executive officer was required to contribute and contributed $2,550 to the Loral pension plan, except for Mr. Rein who retired during the year and contributed $1,107 to the Loral pension plan. Prior to July 1, 2006, there was no contribution requirement for any participant to receive this formula.

The normal retirement age as defined in the Loral pension plan is 65. Eligible employees who have achieved ten years of service by the time they reach age 55 are eligible for an early retirement benefit at 50% of the benefit they would receive at age 65. The early retirement benefit increases incrementally (but not linearly) from 50% at age 55 to 100% at age 65 depending on an employee’s age at the time he or she elects early retirement. Currently, Messrs. Katz and Capogrossi are eligible for early retirement under the Loral pension plan. Mr. Rein was eligible, and elected, to retire upon termination of his employment with the Company in March 2013. In addition to a life annuity, the plan offers other forms of benefit, including spousal survivor annuity options and beneficiary period-certain options.

•	Supplemental Executive Retirement Plan. Prior to our Board approving its termination in December 2012 and the resulting final lump sum payouts in December 2013, the Company provided a Supplemental Executive Retirement Plan, or SERP, to participants in the Loral pension plan who earned in excess of the IRS-prescribed compensation limit in any given year to provide for full retirement benefits above amounts available under the Loral pension plan because of IRS limits. The SERP was unfunded and was not qualified for tax purposes. For the period in 2013 prior to the lump sum payouts, an employee’s annual SERP benefit was accrued under the same formulas used in the Loral pension plan with respect to amounts earned above the $255,000 maximum noted above. SERP benefits in the past were generally payable at the same time and in the same manner as benefits payable under the Loral pension plan. The timing and manner of SERP benefit payments after 2008, however, was required to be in compliance with Section 409A. For example, payments were required to begin at the later of age 55 or six months after termination, and a participant was entitled to elect one of two actuarially equivalent forms of annuity benefits — either a single life annuity or a 50% joint and survivor annuity.

In connection with the corporate office restructuring as a result of the SS/L Sale, in December 2012, our Board approved termination of the SERP. In December 2013, the Company made final lump sum payments of $17.7 million to the participants in the SERP, including payments of $3.1 million to our named executive officers, in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder.

The table below indicates the named executive officers’ years of credited service under our pension plans and the present value of their accumulated benefits, in each case as of December 31, 2013. The table also indicates payments made during 2013 to the named executive officers.

2013 Pension Benefits

		Number of
		Years of	Present Value of	Payments Made
		Credited	Accumulated	During
		Service(1)	Benefit(2)	Last Fiscal Year(3)
Name	Plan Name	(#)	($)	($)

Avi Katz	Pension Plan	17	$364,000	—
	SERP	17	—	$925,173

John Capogrossi	Pension Plan	25	$663,000	—
	SERP	25	—	$515,302

Harvey B. Rein	Pension Plan	34	$812,000	$44,731
	SERP	34	—	$1,708,352

_______________________________

(1)	The number of years of credited service is rounded to the nearest whole number as of December 31, 2013.

(2)

The accumulated benefit for Messrs. Katz and Capogrossi is based on service and earnings (base salary and bonus, as described above) considered by the qualified pension plan for the period through December 31, 2013. The accumulated benefit for Mr. Rein is based on service and earnings (base salary and bonus, as described above) considered by the qualified pension plan for the period through March 15, 2013, the date of termination of his employment by the Company. The accumulated benefit includes the value of contributions made by the named executive officers throughout their careers.

The present value of accumulated benefit for the qualified pension plan for Messrs. Katz and Capogrossi has been calculated assuming that each of them retires and starts receiving benefits at age 65, the age at which retirement may occur without any reduction in benefits. Mr. Rein retired after termination of his employment in 2013, and, accordingly, the present value of accumulated benefit for the qualified pension plan for Mr. Rein reflects the present value of future expected benefits he will receive based on his actual monthly benefit. The present value calculation also assumes that the benefit is payable under the available forms of annuity and is consistent with the assumptions as described in Note 13 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. As described in such Note, the interest rate assumption is 4.75%.

(3)	For Messrs. Katz and Capogrossi, payments under the SERP are the final lump sum payments made in December 2013 and reflect accruals through December 13, 2013, the date through which benefits were accrued under the SERP prior to such payments. For Mr. Rein, payments under the SERP reflect accruals through March 15, 2013, the date his employment was terminated by the Company, and include monthly payments totaling $79,157 that he received in 2013 after he retired and a final lump sum payment of $1,629,195 made in December 2013.

Potential Change in Control and other Post Employment Payments

None of our named executive officers has an employment or other agreement with the Company that provides for potential post-termination payments. Post-termination payments for our named executive officers, as of December 31, 2013, were governed by Loral’s Severance Policy for Corporate Officers. In this section, we provide details of these arrangements.

As noted above in the Compensation Discussion and Analysis, the Company maintains the Loral Severance Policy for Corporate Officers, which provides for potential severance benefits for the named executive officers following the termination of an eligible officer’s employment by the Company without cause, including termination without cause in connection with or in contemplation of a Corporate Event (defined to include, among other things, a change of control of Loral, a sale or spin-off of SS/L or the closing or cessation or reduction in the scope of operations, in whole or in part, of Loral’s corporate headquarters), in each case, subject to the execution of a release of claims against the Company.

Pursuant to this policy, in the event of such termination, Messrs. Katz and Capogrossi will be entitled to cash severance payments aggregating to the sum of (x) twelve months’ pay (defined as base salary plus average annual incentive bonus compensation paid over the last two years of employment) and (y) twelve months’ base salary. If such termination is in connection with a Corporate Event, the entire payment will be made in a lump sum within twenty days of termination and will not be subject to mitigation for subsequent employment. To the extent that such termination is not in connection with a Corporate Event, payment will be made in installments as follows. The terminated officer will receive an initial lump sum payment within twenty days of termination, not subject to mitigation, equal to the greater of (A) six months’ pay and (B) the sum of three months’ pay plus two weeks’ base salary for every year of service with the Company plus one twelfth of two weeks’ base salary for every month of service with the Company in excess of his full years of service with the Company. If the officer is unemployed after six months (or if the officer is employed at a rate of pay that is less than his rate of pay immediately prior to termination), the remainder of his cash severance (the “Remainder”) will be paid in biweekly installments over eighteen months beginning on the six-month anniversary of termination, the first thirteen payments, if any, aggregating to the lesser of six months’ pay and such Remainder, and the next twenty-six payments, if any, aggregating to the lesser of one year’s base salary and the excess of the Remainder over six months’ pay. For terminations not in connection with a Corporate Event, the Remainder is subject to reduction by any amount of compensation then being received by the officer from other employment (including self-employment).

A terminated officer will also be entitled to continued participation in the Company’s medical, prescription, dental and vision insurance coverage. The officer may, if eligible, elect to participate in the Company’s Retiree Medical Plan by electing to receive benefits from the Loral pension plan. Alternatively, the officer may elect COBRA continuation coverage, and, during the “severance period,” the Company will pay the officer each month an amount equal to the excess, if any, of the full monthly COBRA premiums for such coverage under the Company’s benefit plans under which such medical and dental coverage is provided, as in effect from time to time, over the amount of the portion of such premiums the officer would pay if the officer were an active employee. The term “severance period” for purposes of insurance continuation means, for an officer with the title of Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer or Executive Vice President, the earlier of twenty-four months following termination and when an individual becomes eligible for coverage under the plans offered by a subsequent employer. During the “severance period,” the officer will also be entitled to continued company-provided executive life insurance benefits, to the extent the officer was receiving such benefits prior to his termination.

No executive officer is entitled to a tax gross-up payment in the event that he becomes subject to any parachute payment excise taxes under Section 4999 of the Internal Revenue Code.

In connection with the corporate office restructuring resulting from the SS/L Sale, Mr. Rein’s employment as Senior Vice President and Chief Financial Officer of the Company was terminated effective as of March 15, 2013, and he received the severance benefits provided for in the Loral Severance Policy for Corporate Officers. These payments included: (i) a $1,665,478 lump sum severance payment; (ii) $16,412 in lieu of continuation after termination of employment of his executive life insurance benefits to which he was entitled under our severance policy; (iii) $243,473 for accrued but unused vacation; (iv) $321 as additional income equal to the value of certain equipment acquired by Mr. Rein upon termination of his employment; and (v) reimbursement during 2013 of $9,208 of COBRA medical premiums. See “Executive Compensation – Compensation Tables – Summary Compensation Table.”

Potential Severance Payments

upon Termination

(As of December 31, 2013)(1)

Severance for
Termination
Without Cause(2)
Name	($)

Avi Katz	$1,485,966

John Capogrossi	$947,750

_______________________________

(1)	None of the named executive officers were entitled to a tax gross up with respect to the potential severance payments upon termination as of December 31, 2013, and no equity awards were subject to accelerated vesting upon such termination.

(2)	Amounts do not include the value of continued medical and life insurance coverage post-termination. The value of such coverage is $109,256 for Mr. Katz and $30,904 for Mr. Capogrossi. Severance amounts for Messrs. Katz and Capogrossi assume full payment of the portion subject to mitigation under our severance policy in the event of a termination that is not in connection with a Corporate Event.

Directors Compensation for Fiscal 2013

In December 2013, the Board approved changes to the Board’s compensation. Effective for 2013 and going forward, the annual grant of restricted units was eliminated and the fee payable to members of the Audit Committee was increased by $50,000 per year. After giving effect to these changes, for fiscal year 2013, Loral provided the compensation set forth in the table below to its directors.

2013 Director Compensation

	Fees
	Earned	All
	or Paid	Other
	In Cash	Compensation
Name	($)	($)	Total

Mark H. Rachesky, M.D.	$83,000	—	$83,000

Michael B. Targoff(1)	$75,000	$1,456,330	$1,531,330

Hal Goldstein	$79,000	—	$79,000

John D. Harkey, Jr.	$132,834	—	$132,834

Arthur L. Simon	$136,334	—	$136,334

John P. Stenbit	$126,334	—	$126,334

_______________________________

(1)	The amount set forth in the “All Other Compensation” column for Mr. Targoff represents (x) $1,440,000 in consulting fees under his consulting agreement with the Company for the year ending December 31, 2013; and (y) $16,330 in medical benefits for participation in our medical plan. The column does not reflect the $17,000 each month that Mr. Targoff pays the Company as reimbursement for the use of office space, office services and an administrative assistant provided by the Company. See “Certain Relationships and Related Transactions, and Director Independence — Consulting Agreement” for a description of the Company’s consulting agreement with Mr. Targoff.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Holders of Voting Common Stock

The following table shows, based upon filings made with the Company, certain information as of March 31, 2014 concerning persons who may be deemed beneficial owners of 5% or more of the outstanding shares of Voting Common Stock because they possessed or shared voting or investment power with respect to the shares of Voting Common Stock:

	Amount and Nature	Percent
	of Beneficial	of
Name and Address	Ownership	Class(1)

Various funds affiliated with
MHR Fund Management LLC and Mark H. Rachesky, M.D.(2)
40 West 57th Street, 24th Floor, New York, NY 10019	8,144,719	38.0	%(3)

Highland Capital Management, L.P., Strand Advisors, Inc. and James D. Dondero(4)
300 Crescent Court, Suite 700 Dallas, TX 75201	2,007,100	9.4%

Solus Alternative Asset Management LP., Solus GP LLC and Christopher Pucillo(5)
410 Park Avenue, 11th Floor, New York, NY 10022	1,298,725	6.1%

_______________________________

(1)	Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the 21,414,212 shares of Voting Common Stock outstanding as of March 31, 2014.

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

(3)	Various funds affiliated with MHR also own 9,505,673 shares of Non-Voting Common Stock, which, when taken together with the shares of Voting Common Stock owned by all funds affiliated with MHR, represent approximately 57.1% of the issued and outstanding shares of Voting Common Stock and Non-Voting Common Stock of Loral as of March 31, 2014. The above calculation does not include 35,102 restricted stock units awarded to Dr. Rachesky that are payable, in the sole discretion of the Company, in cash or in stock.

(4)	Information based solely on a Schedule 13G/A (Amendment No. 2), filed with the SEC on February 14, 2014, by Highland Capital Management, L.P. (“Highland Capital”), Strand Advisors, Inc. (“Strand”) and James D. Dondero. According to the Schedule 13G/A, James D. Dondero is the President of Strand and Highland Capital Management Services, Inc. (“Highland Services”). Strand is the general partner of Highland Capital, and Highland Capital serves, indirectly, as the general partner to a private fund (the “Fund”). Highland Capital may be deemed the beneficial owner of, and has sole power to vote and dispose of, 686,400 shares of Voting Common Stock it holds directly; as the indirect general partner of the Fund, Highland Capital, and Strand, as the general partner of Highland Capital, may be deemed the beneficial owners of, and each have the shared power to vote and dispose of, the 951,000 shares of Voting Common Stock held by the Fund; and Mr. Dondero may be deemed to be the beneficial owner of, and he has shared power to vote and dispose of, the 2,007,100 shares of Voting Common Stock held by (i) the Fund, (ii) Highland Capital and (iii) Highland Services, as President of Strand and Highland Services.

(5)	Information based solely on a Schedule 13G/A (Amendment No. 6), filed with the SEC on February 14, 2014, by Solus Alternative Asset Management LP, Solus GP LLC and Christopher Pucillo (the “Solus Reporting Persons”) relating to securities held, as of December 31, 2013, by investment funds and/or accounts managed on a discretionary basis. According to the Schedule 13G/A, the Solus Reporting Persons have shared voting and dispositive power with respect to the shares held, and one such account, SOLA LTD, had the right to receive or the power to direct the receipt of dividends or the proceeds from the sale of more than 5% of the Voting Common Stock.

Voting Common Stock Ownership by Directors and Executive Officers

The following table presents the number of shares of Voting Common Stock beneficially owned by the directors, the named executive officers and all directors, named executive officers and all other executive officers as a group as of March 31, 2014. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes:

	Amount and Nature
	of Beneficial		Percent of
Name of Individual	Ownership		Class(1)

John Capogrossi	7,803		*

Hal Goldstein	6,000	(2)	*

John D. Harkey, Jr.	6,000	(3)	*

Avi Katz	0		*

Mark H. Rachesky, M.D.	8,144,719	(4)	38.0%

Harvey B. Rein	3,000		*

Arthur L. Simon	0	(5)	*

John P. Stenbit	6,000	(6)	*

Michael B. Targoff	124,766	(7)	*

All directors, named executive officers and other executive officers as a group (9 persons)	8,298,288	(8)	38.8%

_______________________________

*	Represents holdings of less than one percent.

(1)	Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the 21,414,212 shares of Voting Common Stock outstanding as of March 31, 2014.

(2)	Does not include 8,951 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock.

(3)	Does not include 14,040 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock.

(4)	Includes 8,129,719 shares of Voting Common Stock held by funds affiliated with MHR and 15,000 shares of Voting Common Stock held directly by Dr. Rachesky. Does not include 35,102 vested restricted stock units held directly by Dr. Rachesky, payable, in the sole discretion of the Company, in cash or in stock. Does not include 9,505,673 shares of Non-Voting Common Stock held by funds affiliated with MHR. Dr. Rachesky is deemed to be the beneficial owner of Voting Common Stock and Non-Voting Common Stock held by the funds affiliated with MHR by virtue of his status as the managing member of MHRC, MHRC II, Institutional Advisors III and MHR Holdings and as manager of MHRC I. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Principal Holders of Voting Common Stock” above.

(5)	Does not include 12,080 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock.

(6)	Includes 6,000 shares of Voting Common Stock owned by a trust for the benefit of Mr. Stenbit’s wife of which Mr. Stenbit disclaims beneficial ownership. Does not include 14,040 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock.

(7)	Includes 81,872 shares owned directly, 17,000 shares owned by a trust of which Mr. Targoff is a trustee and of which Mr. Targoff disclaims beneficial ownership and 25,894 shares owned by a charitable foundation of which Mr. Targoff is president and of which Mr. Targoff disclaims beneficial ownership.

(8)	Does not include 84,213 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock.

Information with regard to Securities Authorized for Issuance Under Equity Compensation Plans required by Section 201(d) of Regulation S-K and Item 12 was contained our Form 10-K filed on March 3, 2014. See Note 11 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for this information.

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

MHR Fund Management LLC

In connection with the transaction in which Loral acquired its interest in Telesat Holdings, on October 31, 2007, Loral and certain of its subsidiaries, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, two third-party investors, Telesat Holdings and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). Under the Shareholders Agreement, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Rachesky of Loral’s voting stock falls below certain levels other than in connection with certain specified circumstances, including an acquisition by a Strategic Competitor (as defined in the Shareholders Agreement) or (ii) there is a change in the composition of a majority of the members of the Loral Board over a consecutive two-year period without the approval of the incumbent directors, Loral will lose its veto rights relating to certain extraordinary actions by Telesat Holdings and its subsidiaries. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat Holdings, including a right to cause Telesat Holdings to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat Holdings, to cause the sale of Telesat Holdings and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value.

The Shareholders Agreement provides for a board of directors of each of Telesat Holdings and certain of its subsidiaries, including Telesat, consisting of 10 directors, three nominated by Loral, three nominated by PSP and four independent directors to be selected by a nominating committee comprised of one PSP nominee, one nominee of Loral and one of the independent directors then in office. Each party to the Shareholders Agreement is obligated to vote all of its Telesat Holdings shares for the election of the directors nominated by the nominating committee. Pursuant to action by the board of directors taken on October 31, 2007, Dr. Rachesky, who is non-executive Chairman of the Board of Loral, was appointed non-executive Chairman of the Board of Directors of Telesat Holdings and certain of its subsidiaries, including Telesat. In addition, Mr. Targoff, Loral’s Vice Chairman, serves on the board of directors of Telesat Holdings and certain of its subsidiaries, including Telesat.

Dr. Rachesky, President of MHR, and Mr. Goldstein, a managing principal of MHR until May 2012, are directors of Loral and, in that capacity, received compensation from Loral. See “Director Compensation for Fiscal 2013” above.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and Xtar and the ViaSat lawsuit. See Note 15 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of the ViaSat lawsuit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain expenses of $17,000 per month for which he reimburses the Company. For the year ended December 31, 2013, Mr. Targoff earned $1,440,000 (before his expense reimbursement to Loral of $204,000).

Indemnification Agreements

We have entered into Officers’ and Directors’ Indemnification Agreements (each, an “Indemnification Agreement”) with our directors and officers (each officer and director with an Indemnification Agreement, an “Indemnitee”). The Indemnification Agreement requires us to indemnify the Indemnitee if the Indemnitee is a party to or threatened to be made a party to or is otherwise involved in any Proceeding (as that term is used in the Indemnification Agreement), except with regard to any Proceeding by or in our right to procure a judgment in our favor, against all Expenses and Losses (as those terms are used in the Indemnification Agreement), including judgments, fines, penalties and amounts paid in settlement, subject to certain conditions, actually and reasonably incurred in connection with such Proceeding, if the Indemnitee acted in good faith for a purpose which he or she reasonably believed to be in or not opposed to our best interests. With regard to Proceedings by or in our right, the Indemnification Agreement provides similar terms of indemnification; no indemnification will be made, however, with respect to any claim, issue or matter as to which the Indemnitee shall have been adjudged to be liable to us, unless a court determines that the Indemnitee is entitled to indemnification for such portion of the Expenses as the court deems proper, all as detailed further in the Indemnification Agreement. The Indemnification Agreement also requires us to indemnify an Indemnitee where the Indemnitee is successful, on the merits or otherwise, in the defense of any claim, issue or matter therein, as well as in other circumstances delineated in the Indemnification Agreement. The indemnification provided for by the Indemnification Agreement is subject to certain exclusions detailed therein. Loral Holdings Corporation guarantees the due and punctual payment of all of our obligations under the Indemnification Agreements.

Directors and Officers Liability Insurance

We have purchased insurance from various insurance companies against obligations we might incur as a result of our indemnification obligations of directors and officers for certain liabilities they might incur and insuring such directors and officers for additional liabilities against which they might not be indemnified by us. We have also procured coverage for our own liabilities in certain circumstances. For the period from February 1, 2014 to January 31, 2015, we purchased a director and officer liability policy and a separate fiduciary liability policy. Our cost for the annual insurance premiums for these policies is $597,530 in the aggregate.

Director Independence

The Company is listed on the Nasdaq Stock Market and complies with the Nasdaq listing requirements regarding independent directors. Under Nasdaq’s Marketplace Rules, the definition of an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has reviewed such information as the Board has deemed appropriate for purposes of determining whether any of the directors has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, including the beneficial ownership by our directors of Voting Common Stock (see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Voting Common Stock Ownership by Directors and Executive Officers”) and transactions between the Company on the one hand, and our directors and their affiliates, on the other hand (see “Certain Relationships and Related Party Transactions, and Director Independence”). Based on such review, the Board has determined that all of our current directors, as well as directors who served on our Board in 2013, except for Mr. Targoff, were and are independent directors; independent directors, therefore, constitute a majority of our Board. Non-management directors meet periodically in executive session without members of the Company’s management at the conclusion of regularly scheduled Board meetings. Mr. Targoff is not a member of any of the compensation, nominating or audit committees of the Company.

Item 14.	Principal Accountant Fees and Services

Background

The Audit Committee has selected Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2014. Deloitte & Touche LLP has advised the Company that it has no direct or indirect financial interest in the Company or any of its subsidiaries and that it has had, during the last three years, no connection with the Company or any of its subsidiaries other than as our independent registered public accounting firm and certain other activities as described below.

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

Services

During 2012 and 2013, Deloitte & Touche LLP and its affiliates (collectively, “Deloitte”) provided services consisting of the audit of the annual consolidated financial statements and internal controls over financial reporting of the Company, review of the quarterly financial statements of the Company, stand-alone audits of subsidiaries, accounting consultations and consents and other services related to SEC filings by the Company and its subsidiaries and other pertinent matters. Deloitte also provided other permitted services to the Company in 2012 and 2013 consisting primarily of tax compliance, consultation and related services.

Audit Fees

The aggregate fees billed or expected to be billed by Deloitte for professional services rendered for the audit of the Company’s annual consolidated financial statements and internal controls over financial reporting for the fiscal years ended 2012 and 2013, for the reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2012 and 2013 fiscal years, for stand-alone audits of our subsidiaries and for accounting research and consultation related to the audits and reviews totaled approximately $3,563,200 for 2012 and $841,600 for 2013. These fees were approved by the Audit Committee.

Audit-Related Fees

The aggregate fees billed by Deloitte for audit-related services for the fiscal years ended 2012 and 2013 were $106,100 and $10,500, respectively. These fees related to research and consultation on various filings with the SEC and were approved by the Audit Committee.

Tax Fees

The aggregate fees billed by Deloitte for tax-related services for the fiscal years ended 2012 and 2013 were $985,000 and $1,441,500, respectively. These fees related to tax consultation, preparation of federal and state tax returns and related services and were approved by the Audit Committee.

All Other Fees

There were no fees billed by Deloitte for services rendered to the Company other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal years ended 2012 and 2013.

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
Dated: April 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive	April 10, 2014
Mark H. Rachesky, M.D.	Chairman of the Board

/s/ MICHAEL B. TARGOFF	Director, Vice Chairman of the Board	April 10, 2014
Michael B. Targoff

/s/ HAL GOLDSTEIN	Director	April 10, 2014
Hal Goldstein

/s/ JOHN D. HARKEY, JR.	Director	April 10, 2014
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	April 10, 2014
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	April 10, 2014
John P. Stenbit

/s/ AVI KATZ	President, General Counsel and Secretary	April 10, 2014
Avi Katz	(Principal Executive Officer)

/s/ JOHN CAPOGROSSI	Vice President, Chief Financial Officer,	April 10, 2014
John Capogrossi	Treasurer and Controller
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