Form 10-Q
period 2014-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2014-05-12
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐ No ☑

As of April 30, 2014, 21,414,212 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$73,624	$5,926
Notes receivable	33,667	67,333
Income taxes receivable	13,130	13,234
Deferred tax assets	—	3,784
Other current assets	6,546	568
Total current assets	126,967	90,845
Long-term receivables	—	33,667
Investments in affiliates	110,814	116,820
Long-term deferred tax assets	84,816	83,708
Other assets	80	2,700
Total assets	$322,677	$327,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,291	$960
Other current liabilities	16,109	8,750
Total current liabilities	17,400	9,710
Pension and other postretirement liabilities	16,253	17,003
Long-term liabilities	95,176	93,117
Total liabilities	128,829	119,830
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,568,706 issued	216	216
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,015,656	1,015,656
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(792,374)	(777,549)
Accumulated other comprehensive loss	(20,153)	(20,916)
Total shareholders' equity	193,848	207,910
Total liabilities and shareholders' equity	$322,677	$327,740

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
General and administrative expenses	$(1,340)	$(3,747)
Operating loss	(1,340)	(3,747)
Interest and investment income	291	289
Interest expense	(3)	(3)
Other expense	(925)	(30)
Loss from continuing operations before income taxes and equity in net loss of affiliates	(1,977)	(3,491)
Income tax provision	(10,672)	(2,815)
Loss from continuing operations before equity in net loss of affiliates	(12,649)	(6,306)
Equity in net loss of affiliates	(2,169)	(7,281)
Loss from continuing operations	(14,818)	(13,587)
(Loss) income from discontinued operations, net of tax	(7)	123
Net loss	(14,825)	(13,464)
Other comprehensive income, net of tax	763	1,372
Comprehensive loss	$(14,062)	$(12,092)

Net loss per share:

Basic
Loss from continuing operations	$(0.48)	$(0.44)
Loss from discontinued operations, net of tax	—	—
Net loss	$(0.48)	$(0.44)

Diluted
Loss from continuing operations	$(0.48)	$(0.44)
Loss from discontinued operations, net of tax	—	—
Net loss	$(0.48)	$(0.44)

Weighted average common shares outstanding:
Basic	30,920	30,768
Diluted	30,920	30,768

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2013	21,417	$214	9,506	$95	$1,027,266	154	$(9,592)	$(794,128)	$(37,394)	$186,461
Net income								16,579
Other comprehensive income									16,478
Comprehensive income										33,057
Exercise of restricted stock units	175	2			(2)					—
Equitable adjustment to restricted stock units for dividends and distributions	120	1			(1)					—
Shares surrendered to fund withholding taxes	(143)	(1)			(8,896)					(8,897)
Adjustment to tax benefit associated with stock-based compensation					(3,128)					(3,128)
Stock-based compensation					417					417
Balance, December 31, 2013	21,569	$216	9,506	$95	$1,015,656	154	$(9,592)	$(777,549)	$(20,916)	$207,910
Net loss	-	-	-	-	-	-	-	(14,825)	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	763	-
Comprehensive loss	-	-	-	-	-	-	-	-	-	(14,062)
Balance, March 31, 2014	21,569	$216	9,506	$95	$1,015,656	154	$(9,592)	$(792,374)	$(20,153)	$193,848

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(14,825)	$(13,464)
Loss (income) from discontinued operations, net of tax	7	(123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash operating items (Note 2)	11,686	11,026
Changes in operating assets and liabilities:
Other current assets and other assets	(541)	(1,856)
Accrued expenses and other current liabilities	130	(1,325)
Income taxes receivable and payable	896	306
Pension and other postretirement liabilities	(749)	(976)
Long-term liabilities	291	(68)
Net cash used in operating activities – continuing operations	(3,105)	(6,480)
Net cash provided by (used in) operating activities – discontinued operations	3,472	(36,921)
Net cash provided by (used in) operating activities	367	(43,401)
Investing activities:
Capital expenditures	(2)	(3)
Net cash used in investing activities – continuing operations	(2)	(3)
Receipt of principal, Land Note - discontinued operations	67,333	—
Net cash provided by (used in) investing activities	67,331	(3)
Increase (decrease) in cash and cash equivalents	67,698	(43,404)
Cash and cash equivalents — beginning of period	5,926	87,370
Cash and cash equivalents — end of period	$73,624	$43,966

See notes to condensed consolidated financial statements

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

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco (see Note 5). We use the equity method of accounting for our ownership interest in Telesat Holdco.

Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization, as modified.

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral received total cash payments of $967.9 million plus, for the sale of certain real estate used in connection with SS/L’s business, a three-year promissory note in the principal amount of $101 million (the “Land Note”). Transaction costs related to the Sale were $35.2 million. Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral, in December 2012, paid MDA $6.5 million as a result of the resolution of a contingency.

Under the terms of the Purchase Agreement, Loral has retained control and assumed the defense of the lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against SS/L and is obligated to indemnify SS/L for damages in that lawsuit, after a final non-appealable judgment has been entered. In April 2014, the jury in the trial of the ViaSat Suit found that SS/L was liable for patent infringement and breach of contract and awarded ViaSat damages against SS/L of $283 million. Under the terms of the Purchase Agreement, following a change of control of Loral, the indemnification liability of Loral for damages in the ViaSat Suit is subject to a $200 million cap. In addition, Loral is obligated to indemnify SS/L from liabilities with respect to certain pre-closing taxes.

The Land Note, originally issued at closing, provided for interest at the rate of 1% per annum with amortization in three equal annual installments on each March 31, commencing March 31, 2013. The Land Note was amended as described below and is backed by a letter of guarantee from Royal Bank of Canada.

On March 28, 2013, Loral and MDA amended the Purchase Agreement to modify SS/L’s capped cost sharing obligations related to Loral’s indemnification of litigation costs and litigation damages in the ViaSat Suit and also amended the Land Note to defer to March 31, 2014 the due date of the principal payment from MDA to Loral of $33.7 million due originally on March 31, 2013 with an increase in the interest rate applicable to this tranche of the Land Note from 1.0% to 1.5% effective as of April 1, 2013. Loral received the principal payment of $67.3 million from MDA on March 31, 2014 under the amended Land Note.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2013 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

Investments in Affiliates

Ownership interests in Telesat and XTAR, LLC (“XTAR”) are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Our equity in net income or loss also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat and XTAR, on satellites we constructed for them while we owned SS/L and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss would be recognized when there has been a loss in value of the affiliate that is other-than-temporary.

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

Significant estimates also included the allowances for doubtful accounts, the realization of deferred tax assets, uncertain tax positions, the fair value of liabilities indemnified and our pension liabilities.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$3,417	$—	$—	$3,216	$—	$—
Note receivable:
Land Note	$—	$—	$33,667	$—	$—	$101,000
Liabilities
Indemnifications:
Sale of SS/L	$—	$—	$14,368	$—	$—	$10,897
Globalstar do Brasil S.A.	$—	$—	$1,294	$—	$—	$1,320

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Land Note approximates fair value because the stated interest rate is consistent with current market rates. The fair value of indemnifications related to the sale of SS/L was originally estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. The increase in the liability from December 31, 2013 to March 31, 2014 represents receipt of the final payment from SS/L for its share of litigation costs related to the ViaSat Suit, partially offset by litigation costs paid. The fair value of indemnifications related to Globalstar do Brasil S.A. (“GdB”) was estimated using expected value analysis. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of March 31, 2014.

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

Discontinued Operations

Adjustments to amounts previously reported in discontinued operations that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three months ended March 31, 2014 and 2013.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, only those disposals that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the consolidated financial statements. Also, disposal of an equity method investment that meets the definition of a discontinued operation is to be reported in discontinued operations under the new guidance. The guidance, effective for the Company on January 1, 2015, is not expected to have a material impact on our consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against available deferred tax assets for losses and other carryforward benefits that would be available to offset the liability for uncertain tax positions rather than presenting the UTB on a gross basis. The guidance, effective for the Company on January 1, 2014, did not have a material effect on our condensed consolidated financial statements as the Company had already adopted this methodology.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) - Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 clarifies that the cumulative translation adjustment should be released into net income only when a reporting entity ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. Further, for an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The guidance, effective for the Company on January 1, 2014, did not have a material impact on our condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  ASU No. 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of: (a) the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance, effective for the Company on January 1, 2014, did not have a material impact on our condensed consolidated financial statements.

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Non-cash operating items:
Equity in net loss of affiliates	$2,169	$7,281
Deferred taxes	9,404	1,977
Depreciation and amortization	10	4
Stock-based compensation	—	263
Amortization of prior service credit and actuarial loss	103	1,501
Net non-cash operating items – continuing operations	$11,686	$11,026
Supplemental information:
Interest paid – continuing operations	$3	$3
Tax payments, net of refunds – continuing operations	$55	$86
Tax payments – discontinued operations	$—	$35,118

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance at January 1, 2013	$(17,653)	$(19,741)	$(37,394)

Other comprehensive income before reclassification	3,102	7,996	11,098
Amounts reclassified from accumulated other comprehensive loss	5,380	—	5,380
Net current-period other comprehensive income	8,482	7,996	16,478
Balance at December 31, 2013	(9,171)	(11,745)	(20,916)

Other comprehensive income before reclassification	—	699	699
Amounts reclassified from accumulated other comprehensive loss	64	—	64
Net current-period other comprehensive income	64	699	763
Balance at March 31, 2014	$(9,107)	$(11,046)	$(20,153)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31,
	2014				2013
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount

Amortization of prior service credits and net actuarial loss	$103	(a)	$(39)	$64	$1,501	(a)	$(573)	$928
Proportionate share of Telesat Holdco other comprehensive gain (loss)	1,126		(427)	699	718		(274)	444
Other comprehensive income (loss)	$1,229		$(466)	$763	$2,219		$(847)	$1,372

(a) Reclassifications are included in general and administrative expenses.

4. Receivables

The receivables balance related to the Land Note (see Note 1) as of March 31, 2014 and December 31, 2013 is presented below (in thousands):

	March 31,	December 31,
	2014	2013
Land Note receivable	$33,667	$101,000
Less: current portion	(33,667)	(67,333)
Long-term receivable	$—	$33,667

The principal amount under the Land Note of $33.7 million as of March 31, 2014 is scheduled to be received on March 31, 2015. Interest on this principal amount is one percent per annum and is payable quarterly.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	March 31,	December 31,
	2014	2013
Telesat Holdings Inc.	$55,636	$60,157
XTAR, LLC	55,178	56,663
	$110,814	$116,820

Equity in net loss of affiliates consists of (in thousands):

	Three Months Ended March 31,
	2014	2013
Telesat Holdings Inc.	$(684)	$(718)
XTAR, LLC	(1,485)	(1,763)
Other	—	(4,800)
	$(2,169)	$(7,281)

Telesat

As of December 31, 2013 and March 31, 2014, we held a 62.8% economic interest and a 32.7% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.7% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Under Telesat’s credit agreement and the indenture for Telesat’s 6% senior notes, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the 6% senior note indenture and credit agreement, Telesat is generally permitted to pay consulting fees to Loral in cash. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, Loral received payments in cash from Telesat of $1.2 million, net of withholding tax, and nil, respectively, and payments in promissory notes of nil and $1.27 million, respectively, for consulting fees and interest. The payments received by Loral from Telesat for the three months ended March 31, 2013 were not allowed to be paid in cash because Telesat did not meet the leverage ratio required for cash payment under the indenture for its 12.5% senior subordinated notes due November 1, 2017. These notes were redeemed in May 2013 (see Note 15).

The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities is proportionately eliminated in determining our share of the net income or losses of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned SS/L and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. During the three months ended March 31, 2014, Loral and Telesat settled several of the Telesat Indemnification tax disputes (see Note 15) resulting in a net tax recovery of $5.4 million which is included in other current assets on our balance sheet as of March 31, 2014. Our investment in Telesat was reduced by $5.0 million as a result of this recovery.

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Statement of Operations Data:
Revenues	$220,599	$217,468
Operating expenses	(40,330)	(50,158)
Depreciation, amortization and stock-based compensation	(58,481)	(57,818)
(Loss) gain on disposition of long lived asset	(59)	468
Operating income	121,729	109,960
Interest expense	(47,515)	(59,695)
Expense of refinancing	—	(19,964)
Foreign exchange losses	(101,749)	(70,340)
Gains on financial instruments	47,350	36,853
Other income	739	383
Income tax provision	(21,149)	(7,842)
Net loss	$(595)	$(10,645)

	March 31,	December 31,
	2014	2013
Balance Sheet Data:
Current assets	$416,245	$366,814
Total assets	4,756,122	4,929,838
Current liabilities	288,867	360,744
Long-term debt, including current portion	3,176,815	3,215,831
Total liabilities	4,129,276	4,280,902
Shareholders’ equity	626,846	648,936

Telesat had capital expenditures of $11.4 million and $30.7 million for the three months ended March 31, 2014 and 2013, respectively.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. We performed an impairment test for our investment in XTAR as of March 31, 2014, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $25 million in 2014, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through March 31, 2014 were $25.4 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 15). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Statement of Operations Data:
Revenues	$8,046	$8,125
Operating expenses	(7,807)	(8,369)
Depreciation and amortization	(2,315)	(2,310)
Operating loss	(2,076)	(2,554)
Net loss	(2,762)	(3,259)

	March 31,	December 31,
	2014	2013
Balance Sheet Data:
Current assets	$5,929	$6,970
Total assets	61,388	64,745
Current liabilities	22,737	22,443
Total liabilities	56,277	56,872
Members’ equity	5,111	7,873

Other

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency of $4.8 million in the first quarter of 2013. A payment of $3.7 million related to this loss contingency was made in the second quarter of 2013, and, in the third quarter of 2013, this loss was adjusted to $3.7 million, primarily due to a favorable court decision.

As of March 31, 2014 and December 31, 2013, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	March 31,	December 31,
	2014	2013
Pension and other postretirement liabilities	$129	$128
Indemnification liabilities (see Note 2)	4,162	6,138
Income taxes payable	647	—
Deferred tax liability	8,874	—
Other	2,297	2,484
	$16,109	$8,750

7. Income Taxes

The following summarizes our income tax provision on the loss from continuing operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Total current income tax provision	$(1,268)	$(838)
Total deferred income tax provision	(9,404)	(1,977)
Income tax provision	$(10,672)	$(2,815)

At March 31, 2014, income taxes receivable on our condensed consolidated balance sheet includes an anticipated benefit of $12.6 million from the carryback of our tax loss from 2013 against taxes previously paid for 2012.  We expect to receive this benefit in 2014.

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

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax provision (in thousands):

	Three Months Ended March 31,
	2014	2013
Current provision for UTPs	$(319)	$(447)
Deferred benefit for UTPs	101	139
Tax provision for UTPs	$(218)	$(308)

As of March 31, 2014, we had unrecognized tax benefits relating to UTPs of $80 million. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L for taxes related to periods prior to the closing of the transaction. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of March 31, 2014, we have accrued approximately $4.6 million and $9.0 million for the payment of potential tax-related interest and penalties, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various federal, state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our federal income tax return filed for 2010 and state income tax returns filed for 2007 and 2009 potentially resulting in a $2.7 million reduction to our unrecognized tax benefits.

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,
	2014	2013
Liabilities for UTPs:
Opening balance — January 1	$79,688	$80,732
Current (benefit) provision for:
Unrecognized tax benefits	(38)	581
Potential additional interest	611	405
Potential penalty adjustment	(36)	27
Statute expirations	(219)	(566)
Ending balance	$80,006	$81,179

As of March 31, 2014, if our positions are sustained by the taxing authorities, the Company’s income tax provision from continuing operations would be reduced by approximately $37.1 million. Other than as described above, there were no significant changes to our uncertain tax positions during the three months ended March 31, 2014 and 2013, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

8. Long Term Liabilities

Long term liabilities consists of (in thousands):

	March 31,	December 31,
	2014	2013
Indemnification liabilities (see Note 2)	$11,500	$6,079
Deferred tax liability	3,365	4,907
Liabilities for uncertain tax positions	80,006	79,688
Other	305	2,443
	$95,176	$93,117

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Shareholders’ Equity

Treasury Stock

In November 2011, our Board of Directors authorized the purchase of up to 800,000 shares of our voting common stock. These purchases may be made from time to time in the open market or private transactions, as conditions may warrant. We intend to hold repurchased shares of our voting common stock in treasury. We account for the treasury shares using the cost method. During 2011 and 2012, Loral repurchased 154,494 shares of its voting common stock at an average price of $62.04 per share for an aggregate amount of $9.6 million under the November 2011 share purchase program.

10. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of voting common stock reserved and available for issuance under the Stock Incentive Plan is 1,403,746 shares of which 1,319,533 were available for future grant at March 31, 2014. This number of shares of voting common stock available for issuance would be reduced if restricted stock units are settled in voting common stock. In addition, shares of common stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan.

In June 2009, the Company introduced a performance based long-term incentive compensation program consisting of SS/L phantom stock appreciation rights (“SS/L Phantom SARs”). Because SS/L common stock was not freely tradable on the open market and thus did not have a readily ascertainable market value, SS/L equity value under the program was derived from an income-based calculation. Each SS/L Phantom SAR provided the recipient with the right to receive an amount equal to the increase in SS/L’s notional stock price over the base price multiplied by the number of SS/L Phantom SARs vested on the applicable vesting date, subject to adjustment. The SS/L notional stock price was frozen as of December 31, 2011 in connection with the Sale. SS/L Phantom SARs were paid out in cash on each vesting date.

As of March 31, 2014, there were no SS/L Phantom SARs remaining. During each of the three month periods ended March 31, 2014 and 2013, cash payments of $0.5 million were made related to SS/L Phantom SARs.

Total stock-based compensation included in loss from continuing operations was nil and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

11. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.0%. Telesat stock options are excluded from the calculation of diluted loss per share for the three months ended March 31, 2014 and 2013, as the effect would be antidilutive.

For the three months ended March 31, 2014 and 2013, the following unvested restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Unvested restricted stock units	84	254

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Pensions and Other Employee Benefit Plans

The following table provides the components of net periodic cost included in loss from continuing operations for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2014 and 2013 (in thousands):

	Pension Benefits Three Months Ended March 31,		Other Benefits Three Months Ended March 31,
	2014	2013	2014	2013
Service cost	$41	$147	$1	$2
Interest cost	469	463	17	10
Expected return on plan assets	(474)	(427)	—	—
Amortization of net actuarial loss	93	1,503	8	4
Amortization of prior service credits	—	—	2	(6)
Net periodic cost	$129	$1,686	$28	$10

Amortization of net actuarial loss related to Pension Benefits for the three months ended March 31, 2013 includes accelerated amortization as a result of the termination of our supplemental executive retirement plan. Final lump sum payments under this plan were made in December 2013.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of March 31, 2014 and December 31, 2013.

14. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit, subject to a $200 million cap in the event of a change of control of Loral. Other than with respect to the ViaSat Suit (see Legal Proceedings, below), MDA has submitted one unresolved claim for indemnification which relates to pre-closing taxes. The amount of this claim has not yet been determined. We intend vigorously to contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this tax-related matter will have a material adverse effect on our financial position or results of operations. See Note 2 for the amount of liabilities recorded related to indemnifications.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency of $4.8 million in the first quarter of 2013. A payment of $3.7 million related to this loss contingency was made in the second quarter of 2013, and, in the third quarter of 2013, this loss was adjusted to $3.7 million, primarily due to a favorable court decision. Our condensed consolidated balance sheets include liabilities of $1.3 million as of March 31, 2014 and December 31, 2013, representing the estimated fair value of all potential indemnification liabilities relating to the sale of GdB.

We are, with the agreement of our Canadian co-owner, Public Sector Pension Investment Board (“PSP”), engaged in a process to explore potential strategic transactions involving the possible monetization of Loral’s interest in Telesat which, as currently contemplated, would be accomplished through a disposition of Loral itself. In connection with that process, we have agreed to reimburse Telesat and PSP for certain presently unquantified transaction-related expenses under certain circumstances.

See Note 15— Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat and Telesat.

Legal Proceedings

ViaSat

In 2012, ViaSat sued SS/L and Loral in the United States District Court for the Southern District of California alleging various patent infringement and breach of contract claims. On April 24, 2014, the jury in the trial of the ViaSat Suit returned a verdict against SS/L. The jury found that SS/L directly infringed the patents asserted by ViaSat in the case in connection with the manufacture of a satellite by SS/L for a customer other than ViaSat and also that SS/L breached certain agreements with ViaSat. Damages of $283 million were awarded against SS/L. The jury also found that Loral was not liable for either patent infringement or breach of contract. SS/L elected not to pursue its patent infringement counterclaim against ViaSat at the trial.

Under the terms of the Purchase Agreement, Loral has retained control and assumed the defense of the ViaSat Suit (the “Assumption of the Defense”) and is obligated to indemnify SS/L for damages in the ViaSat Suit, after a final non-appealable judgment has been entered. Under the terms of the Purchase Agreement, following a change of control of Loral, the indemnification liability of Loral for damages in the ViaSat Suit is subject to a $200 million cap.

Loral, by virtue of the Assumption of the Defense, intends to file post-trial motions in the trial court on behalf of SS/L seeking judgment as a matter of law, or in the alternative, a new trial. A hearing on post-trial motions is currently scheduled for July 22, 2014. In the event that the post-trial motions are denied and judgment is ultimately entered by the trial court, Loral, by virtue of the Assumption of the Defense, intends to appeal the judgment on behalf of SS/L. As a result of the uncertain outcome of post-trial motions and appeal, if necessary, we have not determined that a loss is probable and thus have not recorded a liability as of March 31, 2014 related to the jury verdict in the ViaSat Suit. There can be no assurance that any post-trial motions or appeals will be successful with respect to reversing the verdict, reducing all or a portion of the damages awarded against SS/L or obtaining a new trial.

We expect that the damage award against SS/L in the ViaSat Suit will not have a significant effect on Loral’s liquidity during the next 12 months. Loral is obligated to indemnify SS/L for damages in the ViaSat Suit only after a final non-appealable judgment has been entered. If all or a portion of the damage award against SS/L is ultimately upheld on appeal, we currently intend to fund our indemnification obligation through one or a combination of the following: cash on hand, proceeds from a strategic transaction (if any), a rights offering or other equity financing and debt financing.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2013, ViaSat filed an additional complaint against SS/L in the United States District Court for the Southern District of California alleging, among other things, that SS/L directly infringed, and induced and encouraged infringement of, certain newly issued ViaSat patents not asserted in the 2012 ViaSat Suit in connection with the manufacture of satellites by SS/L for customers other than ViaSat. ViaSat’s additional complaint seeks, among other things, damages (including treble damages) in amounts to be determined at trial and to enjoin SS/L from further infringement of the ViaSat patents. The complaint did not name Loral as a defendant. MDA has asserted that Loral is obligated to defend and indemnify SS/L with respect to the additional litigation under the Purchase Agreement on the same terms and conditions as Loral’s defense and indemnification of SS/L in the 2012 ViaSat Suit. Loral has rejected MDA’s assertion that it is obligated to defend and indemnify SS/L on the basis that the additional lawsuit does not fall within its defense and indemnification obligations under the Purchase Agreement. SS/L is defending the additional lawsuit. The parties have agreed, however, to defer determination of whether Loral is obligated to defend and indemnify SS/L for the additional lawsuit until the earlier of 30 days following judgment or settlement of either of the ViaSat actions and October 25, 2016. There can be no assurance that a dispute will not arise as to whether Loral is obligated to defend and indemnify SS/L for the additional ViaSat lawsuit or if such a dispute were to arise that Loral would prevail. If a dispute arose and MDA prevailed, Loral’s indemnification liability for damages in the additional lawsuit would arise only after entry of a final non-appealable judgment and, following a change of control of Loral, would be subject to the $200 million cap referred to above, such that Loral’s total indemnification liability following a change of control for both the 2012 ViaSat Suit and the additional lawsuit could not exceed $200 million.

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

15. Related Party Transactions

MHR Fund Management LLC

Mark H. Rachesky, managing principal of MHR Fund Management LLC (“MHR”), and Hal Goldstein, a former managing principal of MHR, are members of Loral’s board of directors.

Various funds affiliated with MHR and Dr. Rachesky held, as of March 31, 2014 and December 31, 2013, approximately 38.0% of the outstanding voting common stock and as of March 31, 2014 and December 31, 2013 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.1%.

Transactions with Affiliates

Telesat

As described in Note 5, we own 62.8% of Telesat and account for our ownership interest under the equity method of accounting.

In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian co-owner, PSP and one of its subsidiaries, Telesat Holdco and certain of its subsidiaries, including Telesat, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat Holdco and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat Holdco. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat Holdco or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat Holdco (including veto rights for Loral over certain extraordinary actions) and provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat Holdco. The Shareholders Agreement also (i) restricts the ability of holders of certain shares of Telesat Holdco to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat Holdco, (ii) provides for a right of first offer to certain Telesat Holdco shareholders if a holder of equity shares of Telesat Holdco wishes to sell any such shares to a third party and (iii) provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat Holdco equity securities. In addition, the Shareholders Agreement provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat Holdco. There can be no assurance as to whether, when or on what terms an initial public offering of Telesat Holdco equity may occur.

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term in October 2014, we expect the Consulting Agreement to be automatically renewed for the additional seven year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses, for each of the three months ended March 31, 2014 and 2013, are net of income of $1.25 million related to the Consulting Agreement. For the three months ended March 31, 2014 and 2013, Loral received payments in cash from Telesat of $1.2 million, net of withholding tax, and nil, respectively, for consulting fees and interest and payments in promissory notes of nil and $1.27 million, respectively, for consulting fees and interest. We had no notes receivable from Telesat as of March 31, 2014 and December 31, 2013 related to the Consulting Agreement.

The Telesat Indemnification includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $7 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. In addition, the tax authority in Hong Kong had previously challenged Loral Skynet’s and Telesat’s offshore claim for exempt income for the years 1999 to 2009, issuing assessments which required Loral Skynet to deposit approximately $6.5 million of taxes in 2006 and 2007 in order to retain its right to appeal. During the three months ended March 31, 2014, Loral’s portion of this tax liability in Hong Kong and various other claims under the Telesat Indemnification were settled for approximately $1.1 million resulting in a tax recovery of $5.4 million which was received from Telesat in April 2014. As of March 31, 2014 and December 31, 2013, we had recognized a net receivable from Telesat of $5.4 million and $0.5 million, respectively, representing our estimate of the probable outcome of all tax matters under the Telesat Indemnification. The receivable is included in the condensed consolidated balance sheets as other current assets as of March 31, 2014 and other assets of $2.6 million and long-term liabilities of $2.1 million as of December 31, 2013. There can be no assurance, however, that future claims under the Telesat Indemnification will be ultimately settled for the net amount recorded.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ViaSat/Telesat

In connection with an agreement entered into between SS/L and ViaSat for the construction by SS/L for ViaSat of a high capacity broadband satellite called ViaSat-1, on January 11, 2008, we entered into certain agreements, pursuant to which we invested in the Canadian coverage portion of the ViaSat-1 satellite. Until his resignation in February 2012, Michael B. Targoff served, and another Loral director currently serves, as a member of the ViaSat Board of Directors.

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral is entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. For the three months ended March 31, 2014 and 2013, we earned approximately $0.2 million and $0.5 million, respectively, under this arrangement. We had a receivable from Telesat of $0.3 million as of March 31, 2014 and December 31, 2013 related to this arrangement.

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of March 31, 2014 and December 31, 2013 were $6.7 million and $6.9 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three months ended March 31, 2014 and 2013, and we had a full allowance against these receivables as of March 31, 2014 and 2013. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR and the ViaSat Suit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain expenses of $17,000 per month for which he reimburses the Company. For each of the three months ended March 31, 2014 and 2013, Mr. Targoff earned $360,000 (before his expense reimbursement to Loral of $51,000).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 25
Consolidated Operating Results	Page 27
Liquidity and Capital Resources:
Loral	Page 31
Telesat	Page 33
Contractual Obligations	Page 35
Statement of Cash Flows	Page 35
Affiliate Matters	Page 36
Commitments and Contingencies	Page 36
Other Matters	Page 36

Loral Space & Communications Inc., a Delaware corporation, together with its subsidiaries (“Loral,” the “Company,” “we,” “our,” and “us”) is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services.

Disclosure Regarding Forward-Looking Statements

Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend” or “outlook” or other variations of these words. These statements, including without limitation, those relating to Telesat, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to our other periodic reports filed with the Securities and Exchange Commission (“SEC”). We operate in an industry sector in which the value of securities may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

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

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco, the world’s fourth largest satellite operator with approximately $4.4 billion of backlog as of March 31, 2014.

At March 31, 2014, Telesat provided satellite services to customers from its fleet of 14 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite.

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

Telesat believes its satellite fleet offers a strong combination of existing revenue backlog and a strong foundation upon which it will seek to continue to grow its revenue and cash flows. The growth is expected to come from satellite services using the available capacity on its existing fleet of in-orbit satellites, including its Anik G1 satellite which began commercial service in May 2013, and its Telstar 12 VANTAGE satellite, which is expected to be launched in late 2015.

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

For the remainder of 2014, Telesat will remain focused on: increasing utilization on its existing satellites; the construction of Telstar 12 VANTAGE; identifying and pursuing opportunities to expand its satellite fleet; and maintaining cost and operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 52% of Telesat’s revenues received in Canada for the three months ended March 31, 2014, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of March 31, 2014, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of March 31, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $127 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012, by and among Loral, SS/L, MDA and MDA Holdings, in a series of transactions, Loral received total cash payments of $967.9 million plus, for the sale of certain real estate used in connection with SS/L’s business, a three-year promissory note in the principal amount of $101 million (the “Land Note”). Transaction costs related to the Sale were $35.2 million. Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral, in December 2012, paid MDA $6.5 million as a result of the resolution of a contingency.

Under the terms of the Purchase Agreement, Loral has retained control and assumed the defense of the lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against SS/L and is obligated to indemnify SS/L for damages in that lawsuit, after a final non-appealable judgment has been entered. In April 2014, the jury in the trial of the ViaSat Suit found that SS/L was liable for patent infringement and breach of contract and awarded ViaSat damages against SS/L of $283 million. Under the terms of the Purchase Agreement, following a change of control of Loral, the indemnification liability of Loral for damages in the ViaSat Suit is subject to a $200 million cap. In addition, Loral is obligated to indemnify SS/L from liabilities with respect to certain pre-closing taxes.

The Land Note, originally issued at closing, provided for interest at the rate of 1% per annum with amortization in three equal annual installments on each March 31, commencing March 31, 2013. The Land Note was amended as described below and is backed by a letter of guarantee from Royal Bank of Canada.

On March 28, 2013, Loral and MDA amended the Purchase Agreement to modify SS/L’s capped cost sharing obligations related to Loral’s indemnification of litigation costs and litigation damages in the ViaSat Suit and also amended the Land Note to defer to March 31, 2014 the due date of the principal payment from MDA to Loral of $33.7 million due originally on March 31, 2013 with an increase in the interest rate applicable to this tranche of the Land Note from 1.0% to 1.5% effective as of April 1, 2013. Loral received the principal payment of $67.3 million from MDA on March 31, 2014 under the amended Land Note.

General

Since the Sale, Loral’s principal asset continues to be its majority ownership interest in Telesat. With the goal of maximizing shareholder value, we are, with the agreement of our Canadian co-owner, Public Sector Pension Investment Board (“PSP”), engaged in a process to explore potential strategic transactions involving the possible monetization of Loral’s interest in Telesat. The exact structure of any such transaction has not yet been determined. As currently contemplated, such a transaction would be accomplished through a disposition of Loral itself and would likely require the negotiation of a new shareholders agreement between the potential acquiror of Loral and PSP. There can be no assurance as to whether, when or on what terms a strategic transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any transaction involving Telesat or Loral’s interest therein will be achieved.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the three months ended March 31, 2014.

Three Months Ended March 31, 2014 Compared With Three Months Ended March 31, 2013

The following compares our consolidated results for the three months ended March 31, 2014 and 2013 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended March 31,
	2014	2013
	(In thousands)
General and administrative expenses	$1,340	$3,747

General and administrative expenses decreased by $2.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily from a decrease in pension expense of $1.5 million due to accelerated amortization in 2013 as a result of the termination of our supplemental executive retirement plan and a $0.5 million reduction in compensation expense resulting from the restructuring of our corporate office functions.

Interest and Investment Income

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest and investment income	$291	$289

Interest and investment income for the three months ended March 31, 2014 and 2013 is primarily comprised of interest on the Land Note.

Other Expense

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Other expense	$925	$30

Other expense for the three months ended March 31, 2014 was related to strategic initiatives.

Income Tax Provision

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Income tax provision	$(10,672)	$(2,815)

For the three months ended March 31, our income tax provision is summarized as follows: (i) for 2014, we recorded a current tax provision of $1.3 million (which included a provision of $0.3 million to increase our liability for uncertain tax positions (“UTPs”)) and a deferred tax provision of $9.4 million (which included a benefit of $0.1 million for UTPs), resulting in a total provision of $10.7 million on a pre-tax loss from continuing operations of $2.0 million and (ii) for 2013, we recorded a current tax provision of $0.8 million (which included a provision of $0.4 million to increase our liability for UTPs) and a deferred tax provision of $2.0 million (which included a benefit of $0.1 million for UTPs), resulting in a total provision of $2.8 million on a pre-tax loss from continuing operations of $3.5 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax loss for the three months ended March 31, 2014 and 2013 (after adjusting for certain tax items that are discrete to each period). The income tax provision includes our tax expense on equity in net loss of affiliates, which is included on the condensed consolidated statements of operations below the line for income tax provision. For 2014 and 2013, the impact of taxes provided on our projected equity in net income of Telesat for the full year relative to the projected pre-tax loss from continuing operations for each respective period caused our expected effective annual tax rate to be negative and in excess of 100%.

At March 31, 2014, income taxes receivable on our condensed consolidated balance sheet includes an anticipated benefit of $12.6 million from the carryback of our tax loss from 2013 against taxes previously paid for 2012.  We expect to receive this benefit in 2014.

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

Equity in Net Loss of Affiliates

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Telesat Holdings Inc.	$(684)	$(718)
XTAR, LLC	(1,485)	(1,763)
Other	—	(4,800)
	$(2,169)	$(7,281)

The following is a reconciliation of the changes in our investment in Telesat for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
(In thousands)
Opening Balance, January 1, 2013	$60,157
Equity in net loss of Telesat	(374)
Eliminations of affiliate transactions and related amortization	(310)
Settlement of tax indemnification	(4,963)
Proportionate share of Telesat other comprehensive income	1,126
Ending balance, March 31, 2014	$55,636

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in special cash distributions to Loral of CAD 375 million ($376 million) in the first quarter of 2012 and CAD 45 million ($44 million) in July 2012. As of March 31, 2013, the special cash distributions received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment by approximately $14 million. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of March 31, 2013, and, other than an adjustment of $0.7 million relating to our equity in Telesat’s other comprehensive income, we did not record equity in net loss of Telesat for the three months ended March 31, 2013.

Loral’s equity in net income of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned SS/L and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013 follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	241,196	218,848	220,599	217,468
Operating expenses	(44,096)	(50,476)	(40,330)	(50,158)
Depreciation, amortization and stock-based compensation	(63,941)	(58,185)	(58,481)	(57,818)
Gain on disposition of long lived assets	(65)	471	(59)	468
Operating income	133,094	110,658	121,729	109,960
Interest expense	(51,951)	(60,074)	(47,515)	(59,695)
Expense of refinancing	—	(20,091)	—	(19,964)
Foreign exchange losses	(111,249)	(70,786)	(101,749)	(70,340)
Gains on financial instruments	51,771	37,087	47,350	36,853
Other income	808	385	739	383
Income tax provision	(23,124)	(7,891)	(21,149)	(7,842)
Net loss	(651)	(10,712)	(595)	(10,645)
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.0934	1.0063

	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	459,951	389,666	416,245	366,814
Total assets	5,255,515	5,236,967	4,756,122	4,929,838
Current liabilities	319,198	383,218	288,867	360,744
Long-term debt, including current portion	3,510,381	3,416,177	3,176,815	3,215,831
Total liabilities	4,562,850	4,547,602	4,129,276	4,280,902
Shareholders’ equity	692,665	689,365	626,846	648,936
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.1050	1.0623

Telesat’s revenue increased by $3 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due primarily to revenue on the Anik G1 satellite which entered commercial service in May 2013, increased short-term services provided to another satellite operator and increased consulting revenue. These increases were partially offset by decreases in revenue on Telesat’s Nimiq 2 satellite returned by its customer in the third quarter of 2013, lower equipment sales and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenues. Telesat’s revenue excluding foreign exchange impact would have increased by $12 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Telesat’s operating income increased by $12 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to the revenue increase described above, lower in-orbit insurance premiums, lower equipment sales costs, a reduction in employee benefit costs and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, partially offset by an increase in depreciation as a result of the commencement of service on the Anik G1 satellite, an increase in stock-based compensation and higher revenue related expense. Telesat’s operating income excluding foreign exchange impact would have increased by $15 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

On March 28, 2013, Telesat announced the redemption of the outstanding 12.5% senior subordinated notes which took place on May 1, 2013. As a result, an expense of refinancing of $20 million was recorded for the three months ended March 31, 2013, representing the unamortized deferred financing costs and the redemption premium associated with the 12.5% senior subordinated notes.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of March 31, 2014 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of March 31, 2014, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of March 31, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $127 million. This analysis assumes all other variables, in particular interest rates, remain constant.

The equity in losses of XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. We performed an impairment test for our investment in XTAR as of March 31, 2014, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in Globalstar do Brasil S.A. (“GdB”), the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency of $4.8 million in the first quarter of 2013. A payment of $3.7 million related to this loss contingency was made in the second quarter of 2013, and, in the third quarter of 2013, this loss was adjusted to $3.7 million, primarily due to a favorable court decision.

Income from Discontinued Operations, net of taxes

Adjustments to amounts previously reported in discontinued operations that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three months ended March 31, 2014 and 2013.

Backlog

Telesat’s backlog as of March 31, 2014 and December 31, 2013 was $4.4 billion and $4.7 billion, respectively.

The decrease in Telesat’s backlog as of March 31, 2014 compared with December 31, 2013 is due to exchange rate changes and revenues recognized, which were not offset by new orders.

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.8% economic interest in Telesat. In addition, we have a 56% economic interest in XTAR and a note receivable of $33.7 million related to the Sale. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting.

Loral has no debt. Telesat has third party debt with financial institutions. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR makes payments of $5 million per year to pay down the outstanding restructured lease balance. Loral has not provided a guarantee for the debt of Telesat or XTAR.

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

Cash and Available Credit

At March 31, 2014, Loral had $73.6 million of cash and cash equivalents, a note receivable from MDA for $33.7 million and no debt. The Company’s cash and cash equivalents as of March 31, 2014 increased by $67.7 million from December 31, 2013 due primarily to a $67.3 million principal payment received from MDA under the Land Note related to the Sale. A discussion of cash changes by activity is set forth in the sections, “Net Cash Provided By (Used In) Operating Activities” and “Net Cash Provided By (Used In) Investing Activities.”

Loral did not have a credit facility as of March 31, 2014 and December 31, 2013.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. We expect that the damage award against SS/L in the ViaSat Suit will not have a significant effect on Loral’s liquidity during the next 12 months. As described in Note 14 to the financial statements, in the event that Loral’s post-trial motions seeking judgment as a matter of law, or in the alternative, a new trial are denied and judgment is ultimately entered by the trial court, Loral intends to appeal the judgment on behalf of SS/L. Loral is obligated to indemnify SS/L for damages in the ViaSat Suit only after a final non-appealable judgment has been entered. If all or a portion of the damage award against SS/L is ultimately upheld on appeal, we currently intend to fund our indemnification obligation through one or a combination of the following: cash on hand, proceeds from a strategic transaction (if any), a rights offering or other equity financing and debt financing.

We expect that our major cash outlays for the next 12 months will include costs related to the continued defense of the ViaSat Suit, including expenses related to the post-trial motions and, if necessary, appeal, employee benefit programs, including a contribution to our qualified pension plan to reduce the unfunded obligation and general corporate expenses. Offsetting these expenditures are the remaining Land Note receipt, the income sharing arrangement for certain Canadian transponders on the ViaSat-1 satellite and the receipt of income tax refunds.

Risks to Cash Flow

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit, subject to a $200 million cap in the event of a change of control of Loral. Other than with respect to the ViaSat Suit, MDA has submitted one unresolved claim for indemnification which relates to pre-closing taxes. The amount of this claim has not yet been determined. We intend vigorously to contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that this tax-related matter will have a material adverse effect on our financial position or results of operations.

In 2012, ViaSat sued SS/L and Loral in the United States District Court for the Southern District of California alleging various patent infringement and breach of contract claims. On April 24, 2014, the jury in the trial of the ViaSat Suit returned a verdict against SS/L. The jury found that SS/L directly infringed the patents asserted by ViaSat in the case in connection with the manufacture of a satellite by SS/L for a customer other than ViaSat and also that SS/L breached certain agreements with ViaSat. Damages of $283 million were awarded against SS/L. The jury also found that Loral was not liable for either patent infringement or breach of contract. SS/L elected not to pursue its patent infringement counterclaim against ViaSat at the trial.

Under the terms of the Purchase Agreement, Loral has retained control and assumed the defense of the ViaSat Suit (the “Assumption of the Defense”) and is obligated to indemnify SS/L for damages in the ViaSat Suit, after a final non-appealable judgment has been entered. Under the terms of the Purchase Agreement, following a change of control of Loral, the indemnification liability of Loral for damages in the ViaSat Suit is subject to a $200 million cap.

Loral, by virtue of the Assumption of the Defense, intends to file post-trial motions in the trial court on behalf of SS/L seeking judgment as a matter of law, or in the alternative, a new trial. A hearing on post-trial motions is currently scheduled for July 22, 2014. In the event that the post-trial motions are denied and judgment is ultimately entered by the trial court, Loral, by virtue of the Assumption of the Defense, intends to appeal the judgment on behalf of SS/L. As a result of the uncertain outcome of post-trial motions and appeal, if necessary, we have not determined that a loss is probable and thus have not recorded a liability as of March 31, 2014 related to the jury verdict in the ViaSat Suit. There can be no assurance that any post-trial motions or appeals will be successful with respect to reversing the verdict, reducing all or a portion of the damages awarded against SS/L or obtaining a new trial.

In September 2013, ViaSat filed an additional complaint against SS/L in the United States District Court for the Southern District of California alleging, among other things, that SS/L directly infringed, and induced and encouraged infringement of, certain newly issued ViaSat patents not asserted in the 2012 ViaSat Suit in connection with the manufacture of satellites by SS/L for customers other than ViaSat. ViaSat’s additional complaint seeks, among other things, damages (including treble damages) in amounts to be determined at trial and to enjoin SS/L from further infringement of the ViaSat patents. The complaint did not name Loral as a defendant. MDA has asserted that Loral is obligated to defend and indemnify SS/L with respect to the additional litigation under the Purchase Agreement on the same terms and conditions as Loral’s defense and indemnification of SS/L in the 2012 ViaSat Suit. Loral has rejected MDA’s assertion that it is obligated to defend and indemnify SS/L on the basis that the additional lawsuit does not fall within its defense and indemnification obligations under the Purchase Agreement. SS/L is defending the additional lawsuit. The parties have agreed, however, to defer determination of whether Loral is obligated to defend and indemnify SS/L for the additional lawsuit until the earlier of 30 days following judgment or settlement of either of the ViaSat actions and October 25, 2016. There can be no assurance that a dispute will not arise as to whether Loral is obligated to defend and indemnify SS/L for the additional ViaSat lawsuit or if such a dispute were to arise that Loral would prevail. If a dispute arose and MDA prevailed, Loral’s indemnification liability for damages in the additional lawsuit would arise only after entry of a final non-appealable judgment and, following a change of control of Loral, would be subject to the $200 million cap referred to above, such that Loral’s total indemnification liability following a change of control for both the 2012 ViaSat Suit and the additional lawsuit could not exceed $200 million.

Telesat

Cash and Available Credit

As of March 31, 2014, Telesat had CAD 362 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving credit facility.

Cash Flows from Operating Activities

Cash generated from Telesat’s operating activities for the three months ended March 31, 2014 was CAD 94 million, a CAD 26 million decrease over the same period in the prior year. The decrease was primarily due to higher income taxes paid, partially offset by a reduction in working capital.

Cash Flows used in Investing Activities

Cash used in Telesat’s investing activities for the three months ended March 31, 2014 was CAD 13 million. This consisted of CAD 11 million of cash outflows related to its satellite program for the on-going construction of Telstar 12 VANTAGE, as well as CAD 2 million for other property and equipment.

Cash Flows used in Financing Activities

Cash used in Telesat’s financing activities for the three months ended March 31, 2014 was CAD 19 million. This was primarily the result of mandatory repayments made on its senior secured credit facilities, as well as satellite performance incentive payments.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash flow from operating activities, in addition to cash on hand and available credit facilities, will be sufficient to provide for its capital requirements and to fund its interest and debt payment obligations for the next 12 months for activities in the normal course of business.

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

Debt

Telesat’s debt as of March 31, 2014 and December 31, 2013 was as follows:

			March 31,	December 31,
	Maturity	Currency	2014	2013
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	March 28,2017	CAD or USD	—	—
Term Loan A	March 28,2017	CAD	462,500	475,000
Term Loan B - U.S. facility	March 28,2019	USD	1,909,763	1,840,601
Term Loan B - Canadian facility	March 28,2019	CAD	138,600	138,950
6.0% Senior notes	May 15, 2017	USD	994,500	956,070
			3,505,363	3,410,621
Less: Deferred financing costs, interest rate floors and prepayment options			(65,636)	(68,755)
Total debt under international financial reporting standards			3,439,727	3,341,866
U.S. GAAP adjustments			70,654	74,311
Total debt under U.S. GAAP			3,510,381	3,416,177
Current portion			72,377	71,641
Long term portion			3,438,004	3,344,536

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

Each of the Telesat senior secured credit facilities is subject to mandatory principal repayment requirements. The maturity date for each of the Telesat senior secured credit facilities will be accelerated if Telesat’s existing 6.0% senior notes due in 2017 or certain refinancing thereof are not repurchased, redeemed, refinanced or deferred before the date that is 91 days prior to the maturity date of such notes.

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

As of March 31, 2014, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its 6.0% senior notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and Bankers Acceptance rates and the applicable margins of Telesat’s senior secured credit facilities and senior notes. Telesat’s estimated interest expense for the year ending December 31, 2014 is expected to be approximately CAD 192 million.

Derivatives

Telesat has used interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

In order to manage its currency risk, Telesat has cross-currency basis swaps to synthetically convert $1.0 billion of future U.S. dollar denominated payment obligations to CAD 1.2 billion. The cross-currency basis swaps are being amortized on a quarterly basis at ¼ of 1% of the original amount, and they bear interest at a floating rate of Bankers Acceptance plus an applicable margin of approximately 387 basis points. These swaps mature on October 31, 2014. Any non-cash loss will remain unrealized until this contract is settled.

At March 31, 2014, Telesat had a series of five interest rate swaps to fix interest on CAD 1.5 billion of Canadian dollar denominated debt at a weighted average fixed rate of 2.63% (excluding applicable margins) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margins) on CAD 300 million of U.S. dollar denominated debt. These contracts mature between October 31, 2014 and September 30, 2016.

Telesat also has embedded derivatives related to a prepayment option included in Telesat’s senior notes as well as interest rate floors included in its Canadian and U.S. term loan B facilities. The prepayment option on the senior notes will expire on its maturity date of May 15, 2017. The interest rate floors on the Canadian and U.S. term loan B facilities will expire on their maturity date of March 28, 2019.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of the Telstar 12 VANTAGE satellite. The outstanding commitments as of March 31, 2014 on these contracts were approximately CAD 174 million. These expenditures will be funded from some or all of the following: cash and cash equivalents, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under the revolving facility.

Contractual Obligations

There have not been any significant changes to Loral’s contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statement of Cash Flows

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operations was $0.4 million for the three months ended March 31, 2014.

Net cash used in operating activities by continuing operations was $3.1 million for the three months ended March 31, 2014, consisting primarily of a $3.1 million loss from continuing operations adjusted for non-cash operating items, a $0.7 million decrease in pension and other post retirement liabilities and a $0.5 million increase in other current assets and other assets, partially offset by a $0.9 million increase in taxes payable (net) and a $0.3 million increase in long term liabilities.

Net cash provided by operating activities from discontinued operations was $3.5 million for the three months ended March 31, 2014 consisting primarily of reimbursement by MDA of its $5.4 million final share of litigation costs related to the ViaSat Suit, partially offset by payment of $1.9 million of indemnified litigation costs related to the ViaSat Suit.

Net cash used in operations was $ 43.4 million for the three months ended March 31, 2013.

Net cash used in operating activities by continuing operations was $6.5 million for the three months ended March 31, 2013, consisting primarily of $2.6 million from the loss from continuing operations adjusted for non-cash operating items, a $1.9 million increase in other current assets and other assets, a $1.3 million decrease in accrued expenses and other current liabilities and a $1.0 million decrease in pension and other postretirement liabilities.

Net cash used in operating activities by discontinued operations was $36.9 million for the three months ended March 31, 2013, consisting primarily of income tax payments of $35.1 million relating to the gain on the Sale and a $1.7 million decrease in indemnification liabilities related to the Sale.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2014 was $67.3 million consisting primarily of the receipt of principal under the Land Note.

Net Cash Provided by (Used in) Financing Activities

No cash was provided by or used in financing activities for the three months ended March 31, 2014 and 2013.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Note 5 to our condensed consolidated financial statements for further information on affiliate matters).

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Part II, Item 1A — Risk Factors and also in Note 14 to our condensed consolidated financial statements.

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

Interest

During the first quarter of 2014, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of March 31, 2014 and December 31, 2013.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of March 31, 2014 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables, deferred satellite performance incentive payments and debt financing.

Approximately 52% of Telesat’s revenue and a substantial portion of its expenses, indebtedness and capital expenditures are denominated in U.S. dollars for the three months ended March 31, 2014. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of March 31, 2014, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of March 31, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $127 million. This analysis assumes that all other variables, in particular, interest rates, remain constant.

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

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2013 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth below and in Note 14 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section.

In our Annual Report on Form 10-K under “Risks Associated with Satellite Services” we identify one such risk as “Telesat’s dependence on outside contractors could result in delays related to the design, manufacture and launch of its new satellites, which could in turn adversely affect Telesat’s operating results and prospects.’’ There are a limited number of suppliers able to launch the type of satellites Telesat uses in connection with its business. Some of these launch providers are owned or controlled by the Russian government. In response to the current situation involving the Russian Federation in Ukraine, various governments have implemented, or are considering implementing, economic and other sanctions against Russia and its interests. The U.S. State Department has recently suspended issuing the licenses that are required for the export of certain sensitive U.S. technologies, if the export of the technology is to a Russian counterparty. Virtually all satellites manufactured outside of China contain sensitive U.S. technology. Under the current U.S. State Department licensing suspension policy, licenses permitting technical exchanges with Russian-controlled launch providers regarding satellites containing sensitive U.S. technologies may not be available, including licenses required to permit the shipment of satellites containing sensitive U.S. technologies to Russian-controlled launch providers to be launched. In addition, it has been reported that the U.S. Government may be considering a ban on the use of Russian engine technologies in U.S. launch vehicles. Telesat’s only satellite currently under construction, Telstar 12 VANTAGE, is being launched on a Japanese launch vehicle and is therefore unaffected by these developments. However, these sanctions and any other sanctions affecting the satellite launch industry, if implemented or continued, could lead to a reduction in launch alternatives and, as a result, could lead to increased launch costs in the future, which could have an adverse impact on Telesat’s business.

The following are additional risk factors that have arisen subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2013:

The $283 million verdict rendered against SS/L in the patent infringement and breach of contract lawsuit with ViaSat could become a final non-appealable judgment which would result in a material indemnification obligation.

We and SS/L are involved in a patent infringement and breach of contract lawsuit with ViaSat (the “ViaSat Suit”), details of which can be found in Note 14 to the Loral consolidated financial statements. On April 24, 2014, the jury in the ViaSat Suit returned a verdict against SS/L awarding ViaSat $283 million in damages. Under the terms of the Purchase Agreement relating to our sale of SS/L, we assumed the defense of the ViaSat Suit (the “Assumption of the Defense”) and are obligated to indemnify SS/L for Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement). If the verdict were to become a final nonappealable judgment, the amount of such judgment would constitute Covered Litigation Damages; provided that under the terms of the Purchase Agreement, following a change of control of Loral, our maximum liability for indemnification subsequent to the date of a change of control is $200 million. We, by virtue of the Assumption of the Defense, intend to file post-trial motions in the trial court on behalf of SS/L seeking judgment as a matter of law, or in the alternative, a new trial. In the event that the post-trial motions are denied and judgment is ultimately entered by the trial court, we, by virtue of the Assumption of the Defense, intend to appeal the judgment on behalf of SS/L. There can be no assurance that any post-trial motions or appeals will be successful with respect to reversing the verdict, reducing all or a portion of the damages awarded against SS/L or obtaining a new trial. If such motions and appeals are not successful, we would be subject to a material liability to indemnify SS/L for the full amount of the judgment (capped at $200 million if the judgment becomes final and non-appealable subsequent to a change of control).

We currently do not have sufficient liquidity to pay the amount of the verdict in the ViaSat Suit should such verdict become a final non-appealable judgment.

Although the value of our assets far exceeds the amount of the verdict, we do not presently have sufficient cash on hand or borrowings available to pay our indemnification obligation should the verdict become a final, nonappealable judgment. In such event, we currently intend to fund our indemnification obligation through one or a combination of the following: cash on hand, proceeds from a strategic transaction (if any), a rights offering or other equity financing and debt financing. In the event a strategic transaction is not consummated prior to the date such obligation arises, there can be no assurance that we would be able to raise sufficient liquidity on satisfactory terms, if at all, to satisfy a final, non-appealable judgment in the ViaSat Suit. Such failure would have a material adverse effect on our results of operations, liquidity and financial condition.

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

Date: May 12, 2014

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

