Form 10-Q
period 2014-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2014-08-06
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐ No ☑

As of July 31, 2014, 21,414,212 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$74,125	$5,926
Notes receivable	33,667	67,333
Income taxes receivable	12,869	13,234
Deferred tax assets	—	3,784
Other current assets	998	568
Total current assets	121,659	90,845
Long-term receivables	—	33,667
Investments in affiliates	175,532	116,820
Long-term deferred tax assets	74,791	83,708
Other assets	71	2,700
Total assets	$372,053	$327,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,570	$960
Other current liabilities	13,871	8,750
Total current liabilities	15,441	9,710
Pension and other postretirement liabilities	15,446	17,003
Long-term liabilities	93,875	93,117
Total liabilities	124,762	119,830
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,568,706 issued	216	216
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,015,812	1,015,656
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(739,373)	(777,549)
Accumulated other comprehensive loss	(19,867)	(20,916)
Total shareholders' equity	247,291	207,910
Total liabilities and shareholders' equity	$372,053	$327,740

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General and administrative expenses	$(1,336)	$(3,361)	$(2,676)	$(7,107)
Operating loss	(1,336)	(3,361)	(2,676)	(7,107)
Interest and investment income	110	343	401	632
Interest expense	(4)	(5)	(7)	(8)
Other expense	(651)	(341)	(1,576)	(371)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(1,881)	(3,364)	(3,858)	(6,854)
Income tax provision	(9,480)	(2,170)	(20,152)	(4,985)
Loss from continuing operations before equity in net income (loss) of affiliates	(11,361)	(5,534)	(24,010)	(11,839)
Equity in net income (loss) of affiliates	64,363	132	62,194	(7,149)
Income (loss) from continuing operations	53,002	(5,402)	38,184	(18,988)
Loss from discontinued operations, net of tax	(1)	(2,488)	(8)	(2,365)
Net income (loss)	53,001	(7,890)	38,176	(21,353)
Other comprehensive income, net of tax	286	491	1,049	1,863
Comprehensive income (loss)	$53,287	$(7,399)	$39,225	$(19,490)

Net income (loss) per share:

Basic
Income (loss) from continuing operations	$1.71	$(0.18)	$1.23	$(0.62)
Loss from discontinued operations, net of tax	—	(0.08)	—	(0.08)
Net income (loss)	$1.71	$(0.26)	$1.23	$(0.70)

Diluted
Income (loss) from continuing operations	$1.67	$(0.18)	$1.19	$(0.62)
Loss from discontinued operations, net of tax	—	(0.08)	—	(0.08)
Net income (loss)	$1.67	$(0.26)	$1.19	$(0.70)

Weighted average common shares outstanding:
Basic	30,920	30,793	30,920	30,781
Diluted	31,004	30,793	31,004	30,781

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2013	21,417	$214	9,506	$95	$1,027,266	154	$(9,592)	$(794,128)	$(37,394)	$186,461
Net income								16,579
Other comprehensive income									16,478
Comprehensive income										33,057
Exercise of restricted stock units	175	2			(2)					—
Equitable adjustment to restricted stock units for dividends and distributions	120	1			(1)					—
Shares surrendered to fund withholding taxes	(143)	(1)			(8,896)					(8,897)
Adjustment to tax benefit associated with stock-based compensation					(3,128)					(3,128)
Stock-based compensation					417					417
Balance, December 31, 2013	21,569	$216	9,506	$95	$1,015,656	154	$(9,592)	$(777,549)	$(20,916)	$207,910
Net income								38,176
Other comprehensive income									1,049
Comprehensive income										39,225
Adjustment to tax benefit associated with stock-based compensation					156					156
Balance, June 30, 2014	21,569	$216	9,506	$95	$1,015,812	154	$(9,592)	$(739,373)	$(19,867)	$247,291

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$38,176	$(21,353)
Loss from discontinued operations, net of tax	8	2,365

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Non-cash operating items (Note 2)	(42,587)	21,871
Changes in operating assets and liabilities:
Other current assets and other assets	(430)	1,605
Accrued expenses and other current liabilities	136	(6,767)
Income taxes receivable and payable	1,137	(12,964)
Pension and other postretirement liabilities	(1,556)	(945)
Long-term liabilities	(454)	59
Net cash used in operating activities – continuing operations	(5,570)	(16,129)
Net cash provided by (used in) operating activities – discontinued operations	846	(39,025)
Net cash used in operating activities	(4,724)	(55,154)
Investing activities:
Tax indemnification recovery from affiliate	5,438	—
Proceeds from sale of investments, net	—	1,150
Capital expenditures	(4)	(10)
Net cash provided by investing activities – continuing operations	5,434	1,140
Receipt of principal, Land Note - discontinued operations	67,333	—
Net cash provided by investing activities	72,767	1,140
Financing activities:
Funding of withholding taxes for stock-based compensation	—	(8,897)
Excess tax benefit associated with stock-based compensation	156	5,910
Net cash provided by (used in) financing activities – continuing operations	156	(2,987)
Net cash provided by financing activities – discontinued operations	—	—
Net cash provided by (used in) financing activities	156	(2,987)
Increase (decrease) in cash and cash equivalents	68,199	(57,001)
Cash and cash equivalents — beginning of period	5,926	87,370
Cash and cash equivalents — end of period	$74,125	$30,369

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

Under the terms of the Purchase Agreement, Loral has retained control and assumed the defense of the lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against SS/L and is obligated to indemnify SS/L for certain damages in that lawsuit, after a final non-appealable judgment has been entered. In April 2014, the jury in the trial of the ViaSat Suit found that SS/L was liable for patent infringement and breach of contract and awarded ViaSat damages against SS/L of $283 million. Under the terms of the Purchase Agreement, following a change of control of Loral, the indemnification liability of Loral for damages in the ViaSat Suit is subject to a $200 million cap. See Note 14 for more information regarding the ViaSat Suit. In addition, Loral is obligated to indemnify SS/L from liabilities with respect to certain pre-closing taxes.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$68,421	$—	$—	$3,216	$—	$—
Note receivable:
Land Note	$—	$—	$33,667	$—	$—	$101,000
Liabilities
Indemnifications:
Sale of SS/L	$—	$—	$11,756	$—	$—	$10,897
Globalstar do Brasil S.A.	$—	$—	$1,260	$—	$—	$1,320

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments. The carrying amount of the Land Note approximates fair value as of each reporting date because the stated interest rate is consistent with current market rates. The fair value of indemnifications related to the sale of SS/L was originally estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. The increase in the liability from December 31, 2013 to June 30, 2014 represents receipt of the final payment from SS/L for its share of litigation costs related to the ViaSat Suit, partially offset by litigation costs paid. The fair value of indemnifications related to Globalstar do Brasil S.A. (“GdB”) was originally estimated using expected value analysis. The fair value of indemnification liabilities are not remeasured on a recurring basis. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of June 30, 2014.

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

Discontinued Operations

Adjustments to amounts previously reported in discontinued operations that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three and six months ended June 30, 2014 and 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 that creates a new Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies can elect to use either a full or modified retrospective approach when adopting this update which is effective for the Company on January 1, 2017. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, only those disposals that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the consolidated financial statements. Also, disposal of an equity method investment that meets the definition of a discontinued operation is to be reported in discontinued operations under the new guidance. The guidance, effective for the Company on January 1, 2015, is not expected to have a material impact on our consolidated financial statements.

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

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Non-cash operating items:
Equity in net (income) loss of affiliates	$(62,194)	$7,149
Deferred taxes	19,380	11,285
Depreciation and amortization	21	6
Stock-based compensation	—	417
Amortization of prior service credit and actuarial loss	206	3,014
Net non-cash operating items – continuing operations	$(42,587)	$21,871
Supplemental information:
Interest paid – continuing operations	$7	$8
Tax (refunds) payments, net - continuing operations	$(127)	$86
Tax payments – discontinued operations	$—	$35,118

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance at January 1, 2013	$(17,653)	$(19,741)	$(37,394)

Other comprehensive income before reclassification	3,102	7,996	11,098
Amounts reclassified from accumulated other comprehensive loss	5,380	—	5,380
Net current-period other comprehensive income	8,482	7,996	16,478
Balance at December 31, 2013	(9,171)	(11,745)	(20,916)

Other comprehensive income before reclassification	—	920	920
Amounts reclassified from accumulated other comprehensive loss	129	—	129
Net current-period other comprehensive income	129	920	1,049
Balance at June 30, 2014	$(9,042)	$(10,825)	$(19,867)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended June 30,
	2014				2013
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax (Provision)	Net-of-Tax
	Amount		Provision	Amount	Amount		Benefit	Amount

Amortization of prior service credits and net actuarial loss	$103	(a)	$(38)	$65	$1,513	(a)	$(578)	$935
Proportionate share of Telesat Holdco other comprehensive income (loss)	355		(134)	221	(718)		274	(444)
Other comprehensive income (loss)	$458		$(172)	$286	$795		$(304)	$491

	Six Months Ended June 30,
	2014				2013
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$206	(a)	$(77)	$129	$3,014	(a)	$(1,151)	$1,863
Proportionate share of Telesat Holdco other comprehensive income (loss)	1,481		(561)	920	—		—	—
Other comprehensive income (loss)	$1,687		$(638)	$1,049	$3,014		$(1,151)	$1,863

(a) Reclassifications are included in general and administrative expenses.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Receivables

The receivables balance related to the Land Note (see Note 1) as of June 30, 2014 and December 31, 2013 is presented below (in thousands):

	June 30,	December 31,
	2014	2013
Land Note receivable	$33,667	$101,000
Less: current portion	(33,667)	(67,333)
Long-term receivable	$—	$33,667

The principal amount under the Land Note of $33.7 million as of June 30, 2014 is scheduled to be received on March 31, 2015. Interest on this principal amount is one percent per annum and is payable quarterly.

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	June 30,	December 31,
	2014	2013
Telesat Holdings Inc.	$122,141	$60,157
XTAR, LLC	53,391	56,663
	$175,532	$116,820

Equity in net income (loss) of affiliates consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Telesat Holdings Inc.	$66,150	$718	$65,466	$—
XTAR, LLC	(1,787)	(1,736)	(3,272)	(3,499)
Other	—	1,150	—	(3,650)
	$64,363	$132	$62,194	$(7,149)

Telesat

As of December 31, 2013 and June 30, 2014, we held a 62.8% economic interest and a 32.7% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.7% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

Our statements of operations and comprehensive income (loss) for each of the three and six month periods ended June 30, 2014 included equity in net income of affiliates of $1.8 million and other comprehensive loss of $1.1 million that should have been recognized in prior periods. These adjustments, which related to our investment in Telesat, consisted primarily of foreign exchange gains and losses. The Company has not revised previously reported amounts based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Under Telesat’s credit agreement and the indenture for Telesat’s 6% senior notes, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the 6% senior note indenture and credit agreement, Telesat is generally permitted to pay consulting fees to Loral in cash. Our general and administrative expenses are net of income related to consulting fees of $1.25 million for each of the three month periods ended June 30, 2014 and 2013 and $2.5 million for each of the six month periods ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, Loral received payments in cash from Telesat, net of withholding taxes, of $2.4 million and $3.8 million, respectively, for consulting fees and interest. The payments received by Loral from Telesat for the six months ended June 30, 2013 included redemption of $1.3 million of notes receivable. These amounts were not allowed to be paid in cash previously because Telesat did not meet the leverage ratio required for cash payment under the indenture for its 12.5% senior subordinated notes due November 1, 2017. These notes were redeemed in May 2013.

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

In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. During the six months ended June 30, 2014, Loral and Telesat settled several of the Telesat Indemnification tax disputes (see Note 15) resulting in a net tax recovery of $5.4 million which was received from Telesat in April 2014. Our investment in Telesat was reduced by $5.0 million as a result of this recovery.

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the three and six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statement of Operations Data:
Revenues	$205,790	$210,038	$426,389	$427,506
Operating expenses	(39,245)	(44,174)	(79,575)	(94,332)
Depreciation, amortization and stock-based compensation	(58,277)	(62,845)	(116,758)	(120,663)
Loss on disposition of long lived asset	(3)	(2,010)	(62)	(1,542)
Operating income	108,265	101,009	229,994	210,969
Interest expense	(47,501)	(51,077)	(95,016)	(110,772)
Expense of refinancing	—	—	—	(19,961)
Foreign exchange gain (loss)	92,665	(98,389)	(9,084)	(168,729)
(Loss) gain on financial instruments	(30,979)	59,755	16,371	96,608
Other income	1,427	10,453	2,166	10,833
Income tax provision	(18,007)	(19,151)	(39,156)	(26,993)
Net income (loss)	$105,870	$2,600	$105,275	$(8,045)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30,	December 31,
	2014	2013
Balance Sheet Data:
Current assets	$461,688	$366,814
Total assets	4,926,469	4,929,838
Current liabilities	308,239	360,744
Long-term debt, including current portion	3,179,547	3,215,831
Total liabilities	4,166,313	4,280,902
Shareholders’ equity	760,156	648,936

Telesat had capital expenditures of $33.5 million and $40.1 million for the six months ended June 30, 2014 and 2013, respectively.

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. We performed an impairment test for our investment in XTAR as of June 30, 2014, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $25 million in 2014, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through June 30, 2014 were $26.7 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 15). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR for the three and six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statement of Operations Data:
Revenues	$7,675	$8,325	$15,721	$16,450
Operating expenses	(8,006)	(8,493)	(15,813)	(16,862)
Depreciation and amortization	(2,314)	(2,310)	(4,629)	(4,620)
Operating loss	(2,645)	(2,478)	(4,721)	(5,032)
Net loss	(3,302)	(3,210)	(6,064)	(6,469)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30,	December 31,
	2014	2013
Balance Sheet Data:
Current assets	$6,329	$6,970
Total assets	59,475	64,745
Current liabilities	25,030	22,443
Total liabilities	57,666	56,872
Members’ equity	1,809	7,873

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

As of June 30, 2014 and December 31, 2013, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	June 30,	December 31,
	2014	2013
Pension and other postretirement liabilities	$129	$128
Indemnification liabilities (see Note 2)	2,229	6,138
Income taxes payable	632	—
Deferred tax liability	8,874	—
Other	2,007	2,484
	$13,871	$8,750

7. Income Taxes

The following summarizes our income tax provision on the loss from continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total current income tax benefit (provision)	$496	$7,138	$(772)	$6,300
Total deferred income tax provision	(9,976)	(9,308)	(19,380)	(11,285)
Income tax provision	$(9,480)	$(2,170)	$(20,152)	$(4,985)

At June 30, 2014, income taxes receivable on our condensed consolidated balance sheet included $12.8 million from the carryback of our tax loss from 2013 against taxes previously paid for 2012.  We expect to receive this tax refund in 2014.

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

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax provision (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current benefit (provision) for UTPs	$714	$(224)	$395	$(671)
Deferred (provision) benefit for UTPs	(103)	102	(2)	241
Tax benefit (provision) for UTPs	$611	$(122)	$393	$(430)

As of June 30, 2014, we had unrecognized tax benefits relating to UTPs of $79 million. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L for certain taxes related to periods prior to the closing of the transaction. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of June 30, 2014, we have accrued approximately $5.2 million and $8.6 million for the payment of potential tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various federal, state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our federal income tax return filed for 2010 and state income tax returns filed for 2007 and 2009 potentially resulting in a $2.8 million reduction to our unrecognized tax benefits.

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Six Months Ended June 30,
	2014	2013
Liabilities for UTPs:
Opening balance — January 1	$79,688	$80,732
Current (benefit) provision for:
Unrecognized tax benefits	(902)	625
Potential additional interest	1,178	1,016
Potential penalty adjustment	(425)	37
Statute expirations	(246)	(1,007)
Ending balance	$79,293	$81,403

As of June 30, 2014, if our positions are sustained by the taxing authorities, the Company’s income tax provision from continuing operations would be reduced by approximately $36.5 million. Other than as described above, there were no significant changes to our uncertain tax positions during the six months ended June 30, 2014 and 2013, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Long Term Liabilities

Long term liabilities consists of (in thousands):

	June 30,	December 31,
	2014	2013
Indemnification liabilities (see Note 2)	$10,787	$6,079
Deferred tax liability	3,489	4,907
Liabilities for uncertain tax positions	79,293	79,688
Other	306	2,443
	$93,875	$93,117

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

10. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of voting common stock reserved and available for issuance under the Stock Incentive Plan is 1,403,746 shares of which 1,319,533 were available for future grant at June 30, 2014. This number of shares of voting common stock available for issuance would be reduced if restricted stock units are settled in voting common stock. In addition, shares of common stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan.

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

As of June 30, 2014, there were no SS/L Phantom SARs remaining. During each of the six month periods ended June 30, 2014 and 2013, cash payments of $0.5 million were made related to SS/L Phantom SARs.

Total stock-based compensation included in loss from continuing operations was nil and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and nil and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 61.9%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations — basic	$53,002	$(5,402)	$38,184	$(18,988)
Less: Adjustment for dilutive effect of Telesat stock options	(1,299)	—	(1,291)	—
Income from continuing operations — diluted	$51,703	$(5,402)	$36,893	$(18,988)

Telesat stock options are excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2013, as the effect would be antidulitive.

Basic income per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common and potential common shares outstanding for diluted earnings per share:
Weighted average common shares outstanding	30,920	30,793	30,920	30,781
Unconverted restricted stock units	84	—	84	—
Common shares outstanding for diluted earnings per share	31,004	30,793	31,004	30,781

For the three and six months ended June 30, 2013, the following unvested restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Unconverted restricted stock units	84	172

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost included in general and administrative expenses for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Pension Benefits Three Months Ended June 30,		Other Benefits Three Months Ended June 30,
	2014	2013	2014	2013
Service cost	$41	$9	$—	$2
Interest cost	468	458	18	10
Expected return on plan assets	(473)	(402)	—	—
Amortization of net actuarial loss	93	1,515	7	4
Amortization of prior service credits	—	—	3	(6)
Net periodic cost	$129	$1,580	$28	$10

	Pension Benefits Six Months Ended June 30,		Other Benefits Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$82	$156	$1	$4
Interest cost	937	921	35	20
Expected return on plan assets	(947)	(829)	—	—
Amortization of net actuarial loss	186	3,018	15	8
Amortization of prior service credits	—	—	5	(12)
Net periodic cost	$258	$3,266	$56	$20

Amortization of net actuarial loss related to Pension Benefits for the three and six months ended June 30, 2013 includes accelerated amortization as a result of the termination of our supplemental executive retirement plan. Final lump sum payments under this plan were made in December 2013.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of June 30, 2014 and December 31, 2013.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit, subject to a $200 million cap in the event of a change of control of Loral. The amounts of certain indemnification claims relating to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit, see Legal Proceedings, below. See Note 2 for the amount of liabilities recorded related to indemnification obligations.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency of $4.8 million in the first quarter of 2013. A payment of $3.7 million related to this loss contingency was made in the second quarter of 2013, and, in the third quarter of 2013, this loss was adjusted to $3.7 million, primarily due to a favorable court decision. Our condensed consolidated balance sheets include liabilities of $1.3 million as of June 30, 2014 and December 31, 2013 for indemnification liabilities relating to the sale of GdB.

See Note 15— Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat and Telesat.

Legal Proceedings

ViaSat

In 2012, ViaSat sued SS/L and Loral in the United States District Court for the Southern District of California alleging various patent infringement and breach of contract claims. In April 2014, the jury in the trial of the ViaSat Suit returned a verdict against SS/L. The jury found that SS/L directly infringed the patents asserted by ViaSat in the case in connection with the manufacture of a satellite by SS/L for a customer other than ViaSat and also that SS/L breached certain agreements with ViaSat. Damages of $283 million were awarded against SS/L. The jury also found that Loral was not liable for either patent infringement or breach of contract. SS/L elected not to pursue its patent infringement counterclaim against ViaSat at the trial.

Under the terms of the Purchase Agreement, Loral has retained control and assumed the defense of the ViaSat Suit (the “Assumption of the Defense”) and is obligated to indemnify SS/L for certain damages arising out of the ViaSat Suit, after a final non-appealable judgment has been entered. The damages subject to indemnification include amounts awarded in such final and non-appealable order and costs to SS/L resulting from any injunction that may be granted such as remediation and modification costs with respect to satellites being constructed, subject to SS/L’s duty to use reasonable best efforts to mitigate to the fullest extent practicable the amount of any such damages. Under the terms of the Purchase Agreement, following a change of control of Loral, the indemnification liability of Loral for damages, including for costs arising from any possible injunction, in the ViaSat Suit is subject to a $200 million cap.

In June 2014, Loral, SS/L and ViaSat filed post-trial motions in the ViaSat Suit. A hearing on the post-trial motions is scheduled for August 7, 2014.

Loral and SS/L filed several joint post-trial motions seeking entry of a judgment by the trial court as a matter of law that the patents asserted by ViaSat in the ViaSat Suit are invalid. SS/L filed several post-trial motions seeking a judgment by the trial court as a matter of law that the jury’s damages award should be vacated in its totality or at the very least reduced and that SS/L did not infringe the asserted patents or breach any contracts with ViaSat. SS/L also filed a motion seeking a new trial.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ViaSat filed post-trial motions against SS/L seeking: an injunction to prevent the manufacture and sale by SS/L of additional satellites that are identical to or no more than colorably different from Hughes’ Jupiter-1 satellite found by the jury to infringe ViaSat’s patents and to enjoin the continued use and/or disclosure by SS/L of ViaSat’s contractually protected technologies; an award of pre- and post-judgment interest against SS/L, with pre-judgment interest asserted by ViaSat to be $41.1 million; and judgment by the trial court as a matter of law that SS/L infringed one of ViaSat’s patents through its manufacture and sale of satellites to a customer where the jury did not find infringement. Loral, by virtue of the Assumption of the Defense, intends vigorously to oppose the post-trial motions filed by ViaSat. ViaSat did not file any post-trial motions with respect to the jury’s finding that Loral was not liable for either patent infringement or breach of contract.

In the event that Loral’s and SS/L’s post-trial motions are denied, or if ViaSat’s post-trial motions are granted, and judgment is ultimately entered by the trial court against SS/L, Loral, by virtue of the Assumption of the Defense, intends to appeal the judgment on behalf of SS/L. Loral and SS/L have agreed to share equally the cost of any appeal bond that may be necessary to stay execution of the judgment against SS/L during the appeal. Because the amount of damages, if any, ultimately included in the judgment is not yet known, the cost of any necessary appeal bond cannot be determined at this time. If the court enters judgment against SS/L with no reduction in the damages awarded by the jury and also awards pre-judgment interest as sought by ViaSat, we expect that Loral’s share of the cost of the appeal bond could be up to approximately $400,000 per month during pendency of the appeal.

As a result of the uncertain outcome of the post-trial motions and appeal, if necessary, we have not determined that a loss is probable and have not recorded a liability as of June 30, 2014 related to the jury verdict in the ViaSat Suit. There can be no assurance that any of Loral’s or SS/L’s post-trial motions or appeals will be successful with respect to reversing the verdict, reducing all or a portion of the damages awarded against SS/L or obtaining a new trial. In addition, there can be no assurance that ViaSat will not be successful in obtaining an injunction against SS/L which may result in indemnifiable damages above and beyond the jury’s verdict and which may be material.

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

Various funds affiliated with MHR and Dr. Rachesky held, as of June 30, 2014 and December 31, 2013, approximately 38.0% of the outstanding voting common stock and as of June 30, 2014 and December 31, 2013 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.1%.

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

The Shareholders Agreement provides for a board of directors of each of Telesat Holdco and certain of its subsidiaries, including Telesat, consisting of ten directors, three nominated by Loral, three nominated by PSP and four independent directors to be selected by a nominating committee comprised of one PSP nominee, one nominee of Loral and one of the independent directors then in office. Each party to the Shareholders Agreement is obligated to vote all of its Telesat Holdco shares for the election of the directors nominated by the nominating committee. Pursuant to action by the board of directors taken on October 31, 2007, Dr. Rachesky, who is non-executive Chairman of the Board of Directors of Loral, was appointed non-executive Chairman of the Board of Directors of Telesat Holdco and certain of its subsidiaries, including Telesat. In addition, Michael B. Targoff, Loral’s Vice Chairman, serves on the board of directors of Telesat Holdco and certain of its subsidiaries, including Telesat.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term in October 2014, we expect the Consulting Agreement to be automatically renewed for the additional seven year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three month periods ended June 30, 2014 and 2013 and $2.5 million for each of the six month periods ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, Loral received payments in cash from Telesat, net of withholding taxes, of $2.4 million and $3.8 million, respectively, for consulting fees and interest. The payments received by Loral from Telesat for the six months ended June 30, 2013 included redemption of $1.3 million of notes receivable. These amounts were not allowed to be paid in cash previously because Telesat did not meet the leverage ratio required for cash payment under the indenture for its 12.5% senior subordinated notes due November 1, 2017. These notes were redeemed in May 2013. We had no notes receivable from Telesat as of June 30, 2014 and December 31, 2013 related to the Consulting Agreement.

The Telesat Indemnification includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $7 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. In addition, the tax authority in Hong Kong had previously challenged Loral Skynet’s and Telesat’s offshore claim for exempt income for the years 1999 to 2009, issuing assessments which required Loral Skynet to deposit approximately $6.5 million of taxes in 2006 and 2007 in order to retain its right to appeal. During the first quarter of 2014, Loral’s portion of this tax liability in Hong Kong and various other claims under the Telesat Indemnification were settled for approximately $1.1 million resulting in a tax recovery of $5.4 million which was received from Telesat in April 2014. As of June 30, 2014 and December 31, 2013, we had recognized a net receivable from Telesat of nil and $0.5 million, respectively, representing our estimate of the probable outcome of all tax matters under the Telesat Indemnification. The receivable as of December 31, 2013 was included in the condensed consolidated balance sheet as other assets of $2.6 million and long-term liabilities of $2.1 million. There can be no assurance that future claims under the Telesat Indemnification will be ultimately settled for the net amount recorded as of June 30, 2014.

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

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral is entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. Under this arrangement, we earned approximately $0.3 million for each of the three month periods ended June 30, 2014 and 2013, and $0.5 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. We had a receivable from Telesat of $0.3 million as of June 30, 2014 and December 31, 2013 related to this arrangement.

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of June 30, 2014 and December 31, 2013 were $6.8 million and $6.9 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the six months ended June 30, 2014 and 2013, and we had a full allowance against these receivables as of June 30, 2014 and 2013. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR and the ViaSat Suit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain expenses of $17,000 per month for which he reimburses the Company. For the three and six months ended June 30, 2014 and 2013, Mr. Targoff earned $360,000 (before his expense reimbursement to Loral of $51,000) and $720,000 (before his expense reimbursement to Loral of $102,000), respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 26
Consolidated Operating Results	Page 28
Liquidity and Capital Resources:
Loral	Page 34
Telesat	Page 37
Contractual Obligations	Page 39
Statement of Cash Flows	Page 40
Affiliate Matters	Page 41
Commitments and Contingencies	Page 41
Other Matters	Page 41

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

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco, the world’s fourth largest satellite operator with approximately $4.4 billion of backlog as of June 30, 2014.

At June 30, 2014, Telesat provided satellite services to customers from its fleet of 14 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite and has another satellite, Telstar 12 VANTAGE, under construction.

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

Telesat’s commitment to providing strong customer service and its focus on innovation and technical expertise has allowed it to successfully build its business to date. Building on its existing contractual revenue backlog, Telesat’s focus is on taking disciplined steps to grow its core business and sell newly launched and existing in-orbit satellite services, and, in a disciplined manner, use the cash flow generated by existing business and contracted expansion satellites to strengthen the business.

Telesat believes its satellite fleet offers a strong combination of existing revenue backlog and a strong foundation upon which it will seek to continue to grow its revenue and cash flows. The growth is expected to come from satellite services using the available capacity on its existing fleet of in-orbit satellites and its Telstar 12 VANTAGE satellite, which is expected to be launched in late 2015.

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

Telesat anticipates that the relatively fixed cost nature of its business, combined with increasing demand for satellite services, will produce growth in operating income and cash flow.

For the remainder of 2014, Telesat will remain focused on: increasing utilization on its existing satellites; the construction of Telstar 12 VANTAGE; identifying and pursuing opportunities to expand its satellite fleet; and maintaining cost and operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the six months ended June 30, 2014, approximately 50% of Telesat’s revenues and a substantial portion of its expenses, indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of June 30, 2014, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of June 30, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $127 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Under the terms of the Purchase Agreement, Loral has retained control and assumed the defense of the lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against SS/L and is obligated to indemnify SS/L for certain damages in that lawsuit, after a final non-appealable judgment has been entered. In April 2014, the jury in the trial of the ViaSat Suit found that SS/L was liable for patent infringement and breach of contract and awarded ViaSat damages against SS/L of $283 million. Under the terms of the Purchase Agreement, following a change of control of Loral, the indemnification liability of Loral for damages in the ViaSat Suit is subject to a $200 million cap. See Liquidity and Capital Resources – Loral – Risks to Cash Flow below for more information regarding the ViaSat Suit. In addition, Loral is obligated to indemnify SS/L from liabilities with respect to certain pre-closing taxes.

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

General

Since the Sale, Loral’s principal asset continues to be its majority ownership interest in Telesat. With the goal of maximizing shareholder value, we have been engaged in a process to explore potential strategic transactions involving the possible monetization of Loral’s interest in Telesat. The exact structure of any such transaction has not yet been determined. As currently contemplated, such a transaction would be accomplished through a disposition of Loral itself and would likely require the negotiation of a new shareholders agreement between the potential acquiror of Loral and our Canadian co-owner, Public Sector Pension Investment Board (“PSP”). In connection with this process, we received non-binding indications of interest for the acquisition of Loral, but we, the potential acquiror with the highest bid and PSP have not been able to reach an agreement on the terms of a definitive transaction. The time frame specified by PSP to achieve closure on the framework for the agreement has lapsed; we are, however, continuing to explore ways to achieve a definitive transaction with PSP and the potential acquiror. There can be no assurance as to whether PSP or the potential acquiror will continue to pursue a transaction, or when or on what terms a strategic transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any transaction involving Telesat or Loral’s interest therein will be achieved.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2014.

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

The following compares our consolidated results for the three months ended June 30, 2014 and 2013 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended June 30,
	2014	2013
	(In thousands)
General and administrative expenses	$1,336	$3,361

General and administrative expenses decreased by $2.0 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily from a decrease in pension expense of $1.5 million due to accelerated amortization in 2013 as a result of the termination of our supplemental executive retirement plan.

Interest and Investment Income

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Interest and investment income	$110	$343

Interest and investment income for the three months ended June 30, 2014 and 2013 is primarily comprised of interest on the Land Note. The decrease was primarily the result of the $67 million principal payment received on March 31, 2014.

Other Expense

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Other expense	$651	$341

Other expense for the three months ended June 30, 2014 and 2013 was related to strategic initiatives.

Income Tax Provision

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Income tax provision	$9,480	$2,170

For the three months ended June 30, our income tax provision is summarized as follows: (i) for 2014, we recorded a current tax benefit of $0.5 million (which included a benefit of $0.7 million to reduce our liability for uncertain tax positions (“UTPs”)) and a deferred tax provision of $10.0 million (which included a provision of $0.1 million for UTPs), resulting in a total provision of $9.5 million on a pre-tax loss from continuing operations of $1.9 million and (ii) for 2013, we recorded a current tax benefit of $7.1 million (which included a provision of $0.2 million to increase our liability for UTPs) and a deferred tax provision of $9.3 million (which included a benefit of $0.1 million for UTPs), resulting in a total provision of $2.2 million on a pre-tax loss from continuing operations of $3.4 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax loss for the six months ended June 30, 2014 and 2013 (after adjusting for certain tax items that are discrete to each period) less the provision recorded for the three months ended March 31, 2014 and 2013. The projected income tax provision for the full year used in the computation of our expected effective annual tax rate includes tax expense on the projected equity in net income of Telesat, which is included on the condensed consolidated statements of operations below the line for income tax provision. As a result, our statements of operations for the three months ended June 30, 2014 and 2013 include a tax provision rather than a tax benefit on the pretax loss.

At June 30, 2014, income taxes receivable on our condensed consolidated balance sheet included $12.8 million from the carryback of our tax loss from 2013 against taxes previously paid for 2012.  We expect to receive this tax refund in 2014.

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

Equity in Net Income (Loss) of Affiliates

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Telesat Holdings Inc.	$66,150	$718
XTAR, LLC	(1,787)	(1,736)
Other	—	1,150
	$64,363	$132

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended June 30, 2014 and 2013 follows (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	225,395	214,308	205,790	210,038
Operating expenses	(42,982)	(45,103)	(39,245)	(44,174)
Depreciation, amortization and stock-based compensation	(63,824)	(64,073)	(58,277)	(62,845)
Loss on disposition of long lived assets	(3)	(2,033)	(3)	(2,010)
Operating income	118,586	103,099	108,265	101,009
Interest expense	(52,023)	(52,162)	(47,501)	(51,077)
Foreign exchange gain (loss)	101,308	(100,173)	92,665	(98,389)
(Loss) gain on financial instruments	(33,857)	60,798	(30,979)	59,755
Other income	1,562	10,457	1,427	10,453
Income tax provision	(19,724)	(19,458)	(18,007)	(19,151)
Net income	115,852	2,561	105,870	2,600
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.0953	1.0203

Telesat’s revenue decreased by $4 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue and a decrease in revenue earned on Telesat’s Nimiq 2 satellite as the satellite was returned by Telesat’s customer in the third quarter of 2013. These revenue decreases were partially offset by increased revenue on the Anik G1 satellite which entered commercial service in May 2013. Telesat’s revenue excluding foreign exchange impact would have increased by $4 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Telesat’s operating income increased by $7 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, losses recorded in 2013 on the disposition of long-lived assets, a decrease in share-based compensation expense related to stock options granted during the second quarter of 2013, lower in-orbit insurance expenses and higher investment tax credits earned on eligible research and development expenses. These increases to operating income were partially offset by the revenue decrease described above and increased depreciation on Telesat’s Anik G1 satellite which entered commercial service in May 2013. Telesat’s operating income excluding foreign exchange impact would have increased by $8 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

The equity in losses of XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

During the three months ended June 30, 2013, we recorded a gain of $1.1 million related to the sale of our ownership interests in an affiliate with no carrying value.

Income (Loss) from Discontinued Operations, net of taxes

Adjustments to amounts previously reported in discontinued operations that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three months ended June 30, 2014 and 2013.

Six Months Ended June 30, 2014 Compared With Six Months Ended June 30, 2013

The following compares our consolidated results for the six months ended June 30, 2014 and 2013 as presented in our financial statements:

General and Administrative Expenses

	Six Months Ended June 30,
	2014	2013
	(In thousands)
General and administrative expenses	$2,676	$7,107

General and administrative expenses decreased by $4.4 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily from a decrease in pension expense of $3.0 million due to accelerated amortization in 2013 as a result of the termination of our supplemental executive retirement plan, $0.6 million reduction in compensation expense resulting from the restructuring of our corporate office functions and a $0.4 million decrease in expenses related to stock-based compensation.

Interest and Investment Income

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Interest and investment income	$401	$632

Interest and investment income for the six months ended June 30, 2014 and 2013 is primarily comprised of interest on the Land Note. The decrease was primarily the result of the $67 million principal payment received on March 31, 2014.

Other Expense

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Other expense	$1,576	$371

Other expense for the six months ended June 30, 2014 and 2013 was related to strategic initiatives.

Income Tax Provision

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Income tax provision	$20,152	$4,985

For the six months ended June 30, our income tax provision is summarized as follows: (i) for 2014, we recorded a current tax provision of $0.8 million (which included a benefit of $0.4 million to reduce our liability for UTPs) and a deferred tax provision of $19.4 million, resulting in a total provision of $20.2 million on a pre-tax loss from continuing operations of $3.9 million and (ii) for 2013, we recorded a current tax benefit of $6.3 million (which included a provision of $0.7 million to increase our liability for UTPs) and a deferred tax provision of $11.3 million (which included a benefit of $0.2 million for UTPs), resulting in a total provision of $5.0 million on a pre-tax loss from continuing operations of $6.9 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax loss for the six months ended June 30, 2014 and 2013 (after adjusting for certain tax items that are discrete to each period). The projected income tax provision for the full year used in the computation of our expected effective annual tax rate includes tax expense on the projected equity in net income of Telesat, which is included on the condensed consolidated statements of operations below the line for income tax provision. As a result, our statements of operations for the six months ended June 30, 2014 and 2013 include a tax provision rather than a tax benefit on the pretax loss.

At June 30, 2014, income taxes receivable on our condensed consolidated balance sheet included $12.8 million from the carryback of our tax loss from 2013 against taxes previously paid for 2012.  We expect to receive this tax refund in 2014.

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

Equity in Net Income (Loss) of Affiliates

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Telesat Holdings Inc.	$65,466	$—
XTAR, LLC	(3,272)	(3,499)
Other	—	(3,650)
	$62,194	$(7,149)

The following is a reconciliation of the changes in our investment in Telesat for the six months ended June 30, 2014:

Six Months Ended June 30, 2014
(In thousands)
Opening Balance, January 1, 2014	$60,157
Equity in net income of Telesat	66,092
Eliminations of affiliate transactions and related amortization	(626)
Settlement of tax indemnification	(4,963)
Proportionate share of Telesat other comprehensive income	1,481
Ending balance, June 30, 2014	$122,141

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013 follows (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	466,591	433,156	426,389	427,506
Operating expenses	(87,078)	(95,579)	(79,575)	(94,332)
Depreciation, amortization and stock-based compensation	(127,765)	(122,258)	(116,758)	(120,663)
Loss on disposition of long lived assets	(68)	(1,562)	(62)	(1,542)
Operating income	251,680	213,757	229,994	210,969
Interest expense	(103,974)	(112,236)	(95,016)	(110,772)
Expense of refinancing	—	(20,225)	—	(19,961)
Foreign exchange losses	(9,941)	(170,959)	(9,084)	(168,729)
Gains on financial instruments	17,914	97,885	16,371	96,608
Other income	2,370	10,976	2,166	10,833
Income tax provision	(42,848)	(27,349)	(39,156)	(26,993)
Net income (loss)	115,201	(8,151)	105,275	(8,045)
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.0946	1.0135

	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	492,667	389,666	461,688	366,814
Total assets	5,257,035	5,236,967	4,926,469	4,929,838
Current liabilities	328,922	383,218	308,239	360,744
Long-term debt, including current portion	3,392,895	3,416,177	3,179,547	3,215,831
Total liabilities	4,445,873	4,547,602	4,166,313	4,280,902
Shareholders’ equity	811,162	689,365	760,156	648,936
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.0671	1.0623

Telesat’s revenue decreased by $1 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, a decrease in revenue earned on Telesat’s Nimiq 2 satellite as the satellite was returned by Telesat’s customer in the third quarter of 2013 and lower equipment sales. These revenue decreases were partially offset by increased short-term services provided to another satellite operator, increased revenue on the Anik G1 satellite which entered commercial service in May 2013 and revenue from new consulting contracts. Telesat’s revenue excluding foreign exchange impact would have increased by $16 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Telesat’s operating income increased by $19 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, lower cost of sales as a result of lower equipment sales, losses recorded in 2013 on the disposition of long-lived assets, lower in-orbit insurance expenses, higher investment tax credits earned on eligible research and development expenses and lower amortization of intangible assets. These increases to operating income were partially offset by increased depreciation on Telesat’s Anik G1 satellite which entered commercial service in May 2013 and the revenue decrease described above. Telesat’s operating income excluding foreign exchange impact would have increased by $23 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

On March 28, 2013, Telesat announced the redemption of the outstanding 12.5% senior subordinated notes which took place on May 1, 2013. As a result, an expense of refinancing of $20 million was recorded for the six months ended June 30, 2013, representing the unamortized deferred financing costs and the redemption premium associated with the 12.5% senior subordinated notes.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of June 30, 2014 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of June 30, 2014, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of June 30, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $127 million. This analysis assumes all other variables, in particular interest rates, remain constant.

The equity in losses of XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. We performed an impairment test for our investment in XTAR as of June 30, 2014, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired.

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

Loss from Discontinued Operations, net of tax

Adjustments to amounts previously reported in discontinued operations that are directly related to the Sale are classified as discontinued operations in the statements of operations for the six months ended June 30, 2014 and 2013.

Backlog

Telesat’s backlog as of June 30, 2014 and December 31, 2013 was $4.4 billion and $4.7 billion, respectively.

The decrease in Telesat’s backlog as of June 30, 2014 compared with December 31, 2013 is primarily due to revenues recognized.

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

Cash and Available Credit

At June 30, 2014, Loral had $74.1 million of cash and cash equivalents, a note receivable from MDA for $33.7 million and no debt. The Company’s cash and cash equivalents as of June 30, 2014 increased by $68.2 million from December 31, 2013 due primarily to a $67.3 million principal payment received from MDA under the Land Note related to the Sale and a $5.4 million tax indemnification recovery received from Telesat (see Note 15 to our condensed consolidated financial statements). A discussion of cash changes by activity is set forth in the sections, “Net Cash Used In Operating Activities,” “Net Cash Provided By Investing Activities” and “Net Cash Provided by (Used in) Financing Activities.”

Loral did not have a credit facility as of June 30, 2014 and December 31, 2013.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. We expect that the damage award against SS/L in the ViaSat Suit will not have a significant effect on Loral’s liquidity during the next 12 months. As described in Note 14 to the financial statements, in the event that Loral’s post-trial motions seeking judgment as a matter of law, or in the alternative, a new trial are denied and judgment is ultimately entered by the trial court, Loral intends to appeal the judgment on behalf of SS/L. Loral is obligated to indemnify SS/L for certain damages in the ViaSat Suit only after a final non-appealable judgment has been entered. If all or a portion of the damage award against SS/L is ultimately upheld on appeal, we currently intend to fund our indemnification obligation through one or a combination of the following: cash on hand, proceeds from a strategic transaction (if any), a rights offering or other equity financing and debt financing.

We expect that our major cash outlays for the next 12 months will include costs related to the continued defense of the ViaSat Suit, including expenses related to the post-trial motions and, if necessary, appeal, employee benefit programs, including a contribution to our qualified pension plan to reduce the unfunded obligation, and general corporate expenses. Offsetting these expenditures are the remaining Land Note receipt, the income sharing arrangement for certain Canadian transponders on the ViaSat-1 satellite and the receipt of income tax refunds.

Risks to Cash Flow

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit, subject to a $200 million cap in the event of a change of control of Loral. The amounts of certain indemnification claims relating to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessment, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

In 2012, ViaSat sued SS/L and Loral in the United States District Court for the Southern District of California alleging various patent infringement and breach of contract claims. In April 2014, the jury in the trial of the ViaSat Suit returned a verdict against SS/L. The jury found that SS/L directly infringed the patents asserted by ViaSat in the case in connection with the manufacture of a satellite by SS/L for a customer other than ViaSat and also that SS/L breached certain agreements with ViaSat. Damages of $283 million were awarded against SS/L. The jury also found that Loral was not liable for either patent infringement or breach of contract. SS/L elected not to pursue its patent infringement counterclaim against ViaSat at the trial.

Under the terms of the Purchase Agreement, Loral has retained control and assumed the defense of the ViaSat Suit (the “Assumption of the Defense”) and is obligated to indemnify SS/L for certain damages arising out of the ViaSat Suit, after a final non-appealable judgment has been entered. The damages subject to indemnification include amounts awarded in such final and non-appealable order and costs to SS/L resulting from any injunction that may be granted such as remediation and modification costs with respect to satellites being constructed, subject to SS/L’s duty to use reasonable best efforts to mitigate to the fullest extent practicable the amount of any such damages. Under the terms of the Purchase Agreement, following a change of control of Loral, the indemnification liability of Loral for damages, including for costs arising from any possible injunction, in the ViaSat Suit is subject to a $200 million cap.

In June 2014, Loral, SS/L and ViaSat filed post-trial motions in the ViaSat Suit. A hearing on the post-trial motions is scheduled for August 7, 2014.

Loral and SS/L filed several joint post-trial motions seeking entry of a judgment by the trial court as a matter of law that the patents asserted by ViaSat in the ViaSat Suit are invalid. SS/L filed several post-trial motions seeking a judgment by the trial court as a matter of law that the jury’s damages award should be vacated in its totality or at the very least reduced and that SS/L did not infringe the asserted patents or breach any contracts with ViaSat. SS/L also filed a motion seeking a new trial.

ViaSat filed post-trial motions against SS/L seeking: an injunction to prevent the manufacture and sale by SS/L of additional satellites that are identical to or no more than colorably different from Hughes’ Jupiter-1 satellite found by the jury to infringe ViaSat’s patents and to enjoin the continued use and/or disclosure by SS/L of ViaSat’s contractually protected technologies; an award of pre- and post-judgment interest against SS/L, with pre-judgment interest asserted by ViaSat to be $41.1 million; and judgment by the trial court as a matter of law that SS/L infringed one of ViaSat’s patents through its manufacture and sale of satellites to a customer where the jury did not find infringement. Loral, by virtue of the Assumption of the Defense, intends vigorously to oppose the post-trial motions filed by ViaSat. ViaSat did not file any post-trial motions with respect to the jury’s finding that Loral was not liable for either patent infringement or breach of contract.

In the event that Loral’s and SS/L’s post-trial motions are denied, or if ViaSat’s post-trial motions are granted, and judgment is ultimately entered by the trial court against SS/L, Loral, by virtue of the Assumption of the Defense, intends to appeal the judgment on behalf of SS/L. Loral and SS/L have agreed to share equally the cost of any appeal bond that may be necessary to stay execution of the judgment against SS/L during the appeal. Because the amount of damages, if any, ultimately included in the judgment is not yet known, the cost of any necessary appeal bond cannot be determined at this time. If the court enters judgment against SS/L with no reduction in the damages awarded by the jury and also awards pre-judgment interest as sought by ViaSat, we expect that Loral’s share of the cost of the appeal bond could be up to approximately $400,000 per month during pendency of the appeal.

As a result of the uncertain outcome of the post-trial motions and appeal, if necessary, we have not determined that a loss is probable and have not recorded a liability as of June 30, 2014 related to the jury verdict in the ViaSat Suit. There can be no assurance that any of Loral’s or SS/L’s post-trial motions or appeals will be successful with respect to reversing the verdict, reducing all or a portion of the damages awarded against SS/L or obtaining a new trial. In addition, there can be no assurance that ViaSat will not be successful in obtaining an injunction against SS/L which may result in indemnifiable damages above and beyond the jury’s verdict and which may be material.

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

Telesat

Cash and Available Credit

As of June 30, 2014, Telesat had CAD 401 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving credit facility.

Cash Flows from Operating Activities

Cash generated from Telesat’s operating activities for the six months ended June 30, 2014 was CAD 177 million, a CAD 76 million decrease from the same period in the prior year. The decrease was primarily due to higher income taxes paid and the impact of changes in Telesat’s working capital.

Cash Flows used in Investing Activities

Cash used in Telesat’s investing activities for the six months ended June 30, 2014 was CAD 37 million which included CAD 31 million of cash outflows related to the on-going construction of Telstar 12 VANTAGE and CAD 6 million for other property and equipment. Cash used in Telesat’s investing activities for the six months ended June 30, 2013, was CAD 38 million. This consisted primarily of capital expenditures of CAD 34 million for the launch of Anik G1 in April 2013.

Cash Flows used in Financing Activities

Cash used in Telesat’s financing activities for the six months ended June 30, 2014 was CAD 38 million. This was primarily the result of mandatory principal payments made on its senior secured credit facilities, as well as satellite performance incentive payments. Cash used in Telesat’s financing activities for the six months ended June 30, 2013 was CAD 266 million. This was primarily the result of the redemption of Telesat’s 12.5% senior subordinated notes and the associated premiums paid for early redemption, as well as mandatory principal payments made on its senior secured credit facilities and satellite performance incentive payments.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of June 30, 2014, cash flow from operating activities and drawings on the available lines of credit under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

The construction of any satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs will be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under Telesat’s revolving credit facility. In addition, Telesat may sell certain satellite assets, and in accordance with the terms and conditions of Telesat’s senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under Telesat’s senior secured credit facilities. Subject to market conditions and subject to compliance with the terms and conditions of its senior secured credit facilities and the financial leverage covenant tests therein, Telesat may also have the ability to obtain additional secured or unsecured financing to fund current or future satellite construction. Telesat’s ability to access these sources of funding, however, is not guaranteed and, therefore, Telesat may not be able to fully fund additional replacement or new satellite construction programs.

Debt

Telesat’s debt as of June 30, 2014 and December 31, 2013 was as follows:

			June 30,	December 31,
	Maturity	Currency	2014	2013
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	March 28, 2017	CAD or USD equivalent	—	—
Term Loan A	March 28, 2017	CAD	450,000	475,000
Term Loan B - U.S. facility	March 28, 2019	USD	1,839,604	1,840,601
Term Loan B - Canadian facility	March 28, 2019	CAD	138,250	138,950
6.0% Senior notes	May 15, 2017	USD	960,390	956,070
			3,388,244	3,410,621
Less: Deferred financing costs, interest rate floors and prepayment options			(62,461)	(68,755)
Total debt under international financial reporting standards			3,325,783	3,341,866
U.S. GAAP adjustments			67,112	74,311
Total debt under U.S. GAAP			3,392,895	3,416,177
Current portion			71,739	71,641
Long term portion			3,321,156	3,344,536

Senior Secured Credit Facilities

The obligations under the credit agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest in the assets of Telesat and the guarantors. The credit agreement contains covenants that restrict the ability of Telesat and certain of its subsidiaries to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sales-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The credit agreement also requires Telesat to comply with a maximum senior secured leverage ratio and contains customary affirmative covenants and events of default.

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

6.0% Senior Notes due May 15, 2017

The senior notes, in the amount of $900 million, bear interest at an annual rate of 6.0% and are due May 15, 2017. They include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel its satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the senior notes without penalty between May 15, 2014 and May 15, 2016, in each case subject to exceptions provided in the senior notes indenture.

As of June 30, 2014, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its 6.0% senior notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and Bankers Acceptance rates and the applicable margins of Telesat’s senior secured credit facilities and senior notes. Telesat’s interest expense for the year ending December 31, 2014 is expected to be approximately CAD 190 million.

Derivatives

Telesat uses interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

In order to manage its currency risk, Telesat has cross-currency basis swaps to synthetically convert $1.0 billion of future U.S. dollar denominated payment obligations to CAD 1.2 billion. These swaps mature on October 31, 2014. Any non-cash loss will remain unrealized until this contract is settled.

At June 30, 2014, Telesat had a series of five interest rate swaps to fix interest on CAD 1.5 billion of Canadian dollar denominated debt at a weighted average fixed rate of 2.63% (excluding applicable margins) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margins) on CAD 300 million of U.S. dollar denominated debt. These contracts mature between October 31, 2014 and September 30, 2016.

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

Capital Expenditures

Telesat has entered into contracts for the construction and launch of the Telstar 12 VANTAGE satellite and other capital expenditures. The outstanding commitments relating to these capital expenditures were approximately CAD 150 million as of June 30, 2014. These expenditures may be funded from some or all of the following: cash and cash equivalents, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under the revolving facility.

Contractual Obligations

There have not been any significant changes to Loral’s contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statement of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operations was $4.7 million for the six months ended June 30, 2014.

Net cash used in operating activities by continuing operations was $5.6 million for the six months ended June 30, 2014, consisting primarily of a $4.4 million cash use attributable to income from continuing operations adjusted for non-cash operating items, a $1.6 million decrease in pension and other post retirement liabilities, a $0.4 million increase in other current assets and other assets and a $0.5 million decrease in long term liabilities, partially offset by a $1.1 million increase in taxes payable (net).

Net cash provided by operating activities from discontinued operations was $0.8 million for the six months ended June 30, 2014 consisting primarily of reimbursement by MDA of its $5.4 million final share of litigation costs related to the ViaSat Suit, partially offset by payment of $4.6 million of indemnified litigation costs related to the ViaSat Suit.

Net cash used in operations was $55.2 million for the six months ended June 30, 2013.

Net cash used in operating activities by continuing operations was $16.1 million for the six months ended June 30, 2013, consisting primarily of an increase in income taxes receivable of $13.0 million, a $6.8 million decrease in accrued expenses and other current liabilities of which $3.7 million relates to payment of a GdB indemnification liability and a $0.9 million decrease in pension and other postretirement liabilities, partially offset by $2.9 million from the loss from continuing operations adjusted for non-cash operating items and a $1.6 million decrease in other current assets and other assets.

Net cash used in operating activities by discontinued operations was $39.0 million for the three months ended June 30, 2013, consisting primarily of income tax payments of $35.1 million relating to the gain on the Sale and payment of $3.0 million of indemnification liabilities related to the Sale.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2014 was $72.8 million.

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2014 was $5.4 million consisting primarily of a tax indemnification recovery received from Telesat.

Net cash provided by investing activities from discontinued operations for the six months ended June 30, 2014 was $67.3 million consisting primarily of the receipt of principal under the Land Note.

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2013 was $1.1 million relating to the proceeds from the sale of our ownership interests in an affiliate.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $0.2 million relating to excess tax benefits associated with stock-based compensation.

Net cash used in financing activities from continuing operations for the six months ended June 30, 2013 was $3.0 million which includes funding of $8.9 million of withholding taxes relating to stock-based compensation, partially offset by $5.9 million of excess tax benefits associated with stock-based compensation.

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

Interest

During the second quarter of 2014, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of June 30, 2014 and December 31, 2013.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on Telesat’s U.S. dollar denominated debt financing. As of June 30, 2014, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of June 30, 2014 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables, deferred satellite performance incentive payments and debt financing.

For the six months ended June 30, 2014, approximately 50% of Telesat’s revenues and a substantial portion of its expenses, indebtedness and capital expenditures were denominated in U.S. dollars. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of June 30, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $127 million. This analysis assumes that all other variables, in particular, interest rates, remain constant.

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

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the sections of our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the period ended March 31, 2014 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 14 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section.

The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: August 6, 2014

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

