Form 10-Q
period 2014-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2014-11-05
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐ No ☑

As of October 31, 2014, 21,414,212 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2014

Page No.

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	3

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 and September 30, 2013	4

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3: Quantitative and Qualitative Disclosures About Market Risk	42

Item 4: Disclosure Controls and Procedures	43

PART II — OTHER INFORMATION

Item 1: Legal Proceedings	44

Item 1A: Risk Factors	44

Item 6: Exhibits	44

Signatures	45
2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$44,265	$5,926
Notes receivable	33,667	67,333
Income taxes receivable	10,628	13,234
Deferred tax assets	—	3,784
Other current assets	5,636	568
Total current assets	94,196	90,845
Long-term receivables	—	33,667
Investments in affiliates	158,583	116,820
Long-term deferred tax assets	77,999	83,708
Other assets	60	2,700
Total assets	$330,838	$327,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,942	$960
Other current liabilities	11,402	8,750
Total current liabilities	13,344	9,710
Pension and other postretirement liabilities	13,514	17,003
Long-term liabilities	85,758	93,117
Total liabilities	112,616	119,830
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,568,706 issued	216	216
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,017,520	1,015,656
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(771,693)	(777,549)
Accumulated other comprehensive loss	(18,324)	(20,916)
Total shareholders' equity	218,222	207,910
Total liabilities and shareholders' equity	$330,838	$327,740

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General and administrative expenses	$(1,281)	$(3,452)	$(3,957)	$(10,559)
Operating loss	(1,281)	(3,452)	(3,957)	(10,559)
Interest and investment income	91	307	492	939
Interest expense	(3)	(5)	(10)	(13)
Other expense	(450)	(215)	(2,026)	(586)
Loss from continuing operations before income taxes and equity in net (loss) income of affiliates	(1,643)	(3,365)	(5,501)	(10,219)
Income tax (provision) benefit	(4,954)	7,589	(25,106)	2,604
(Loss) income from continuing operations before equity in net (loss) income of affiliates	(6,597)	4,224	(30,607)	(7,615)
Equity in net (loss) income of affiliates	(19,283)	33,358	42,911	26,209
(Loss) income from continuing operations	(25,880)	37,582	12,304	18,594
Loss from discontinued operations, net of tax	(6,440)	(1,987)	(6,448)	(4,352)
Net (loss) income	(32,320)	35,595	5,856	14,242
Other comprehensive income, net of tax	1,543	526	2,592	2,389
Comprehensive (loss) income	$(30,777)	$36,121	$8,448	$16,631

Net (loss) income per share:

Basic
(Loss) income from continuing operations	$(0.84)	$1.22	$0.40	$0.60
Loss from discontinued operations, net of tax	(0.21)	(0.06)	(0.21)	(0.14)
Net (loss) income	$(1.05)	$1.16	$0.19	$0.46

Diluted
(Loss) income from continuing operations	$(0.84)	$1.19	$0.38	$0.58
Loss from discontinued operations, net of tax	(0.21)	(0.06)	(0.21)	(0.14)
Net (loss) income	$(1.05)	$1.13	$0.17	$0.44

Weighted average common shares outstanding:
Basic	30,920	30,920	30,920	30,827
Diluted	30,920	31,004	31,004	30,997

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2013	21,417	$214	9,506	$95	$1,027,266	154	$(9,592)	$(794,128)	$(37,394)	$186,461
Net income								16,579
Other comprehensive income									16,478
Comprehensive income										33,057
Exercise of restricted stock units	175	2			(2)					—
Equitable adjustment to restricted stock units for dividends and distributions	120	1			(1)					—
Shares surrendered to fund withholding taxes	(143)	(1)			(8,896)					(8,897)
Adjustment to tax benefit associated with stock-based compensation					(3,128)					(3,128)
Stock-based compensation					417					417
Balance, December 31, 2013	21,569	$216	9,506	$95	$1,015,656	154	$(9,592)	$(777,549)	$(20,916)	$207,910
Net income								5,856
Other comprehensive income									2,592
Comprehensive income										8,448
Adjustment to tax benefit associated with stock-based compensation					1,864					1,864
Balance, September 30, 2014	21,569	$216	9,506	$95	$1,017,520	154	$(9,592)	$(771,693)	$(18,324)	$218,222

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$5,856	$14,242
Loss from discontinued operations, net of tax	6,448	4,352
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating items (Note 2)	(22,442)	(4,953)
Changes in operating assets and liabilities:
Other current assets and other assets	(1)	1,812
Accrued expenses and other current liabilities	359	(6,648)
Income taxes receivable and payable	2,725	(18,711)
Pension and other postretirement liabilities	(3,488)	(1,695)
Long-term liabilities	105	(1,702)
Net cash used in operating activities – continuing operations	(10,438)	(13,303)
Net cash used in operating activities – discontinued operations	(25,854)	(43,060)
Net cash used in operating activities	(36,292)	(56,363)
Investing activities:
Tax indemnification recovery from affiliate	5,438	—
Proceeds from sale of investments, net	—	1,150
Capital expenditures	(4)	(58)
Net cash provided by investing activities – continuing operations	5,434	1,092
Receipt of principal, Land Note - discontinued operations	67,333	—
Net cash provided by investing activities	72,767	1,092
Financing activities:
Funding of withholding taxes for stock-based compensation	—	(8,897)
Adjustment to tax benefit associated with stock-based compensation	1,864	795
Net cash provided by (used in) financing activities – continuing operations	1,864	(8,102)
Net cash provided by financing activities – discontinued operations	—	—
Net cash provided by (used in) financing activities	1,864	(8,102)
Increase (decrease) in cash and cash equivalents	38,339	(63,373)
Cash and cash equivalents — beginning of period	5,926	87,370
Cash and cash equivalents — end of period	$44,265	$23,997

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

Under the terms of the Purchase Agreement, Loral agreed to indemnify SS/L from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against SS/L. On September 5, 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against Loral and SS/L in September 2013 were settled. Loral was also released from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid on September 9, 2014 in connection with entry into of the Settlement Agreement, and $60 million of which will be paid quarterly from October 15, 2014 through January 15, 2017 with interest accruing from the effective date of the Settlement Agreement at rate of 11.4% per year. The initial quarterly payment of $6.9 million was made by Loral and SS/L on October 15, 2014.

In connection with entry into of the Settlement Agreement with ViaSat, Loral and MDA agreed to a mechanism for the allocation between Loral and SS/L of the payments due to ViaSat under the Settlement Agreement. Under that agreement, payments to ViaSat will initially be advanced equally by Loral and SS/L but will be subject to a further allocation between the parties. The parties will then, by way of mediation or arbitration (the “Dispute Resolution Agreement Proceedings”), allocate how much of the payment each party bears. The minimum payment to be borne by either party will be $15 million. The Dispute Resolution Agreement Proceedings are expected to occur in the fourth quarter of 2014. See Note 14 for additional information regarding the lawsuits brought by ViaSat, the Settlement Agreement and the Dispute Resolution Agreement Proceedings.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Land Note from MDA, as amended, provides for interest at the rate of 1% per annum on the remaining principal outstanding as of September 30, 2014 and is backed by a letter of guarantee from Royal Bank of Canada. Loral received a principal payment of $67.3 million on March 31, 2014 and is due to receive the remaining principal of $33.7 million on March 31, 2015.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$39,428	$—	$—	$3,216	$—	$—
Note receivable:
Land Note	$—	$—	$33,667	$—	$—	$101,000
Liabilities
Indemnifications:
Sale of SS/L	$—	$—	$(428)	$—	$—	$10,897
Globalstar do Brasil S.A.	$—	$—	$1,217	$—	$—	$1,320

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments. The carrying amount of the Land Note approximates fair value as of each reporting date because the stated interest rate is consistent with current market rates.

The fair value of indemnifications related to the sale of SS/L was originally estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. As of September 30, 2014, the indemnification liability related to the ViaSat Suit has been excluded from the fair value table because, as a result of the Settlement Agreement (see Note 14), our estimated liability using the probability threshold approach exceeds our liability originally measured at fair value and adjusted for subsequent payments. We continue to use the fair value objective approach originally adopted to estimate our liability for the indemnification of SS/L for pre-closing taxes. The fair value of indemnifications relating to Globalstar do Brasil S.A. (“GdB”) was originally estimated using expected value analysis. The fair value of indemnification liabilities and assets are not remeasured on a recurring basis. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of September 30, 2014.

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

Discontinued Operations

Adjustments to amounts previously reported in discontinued operations that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three and nine months ended September 30, 2014 and 2013.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard - Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern - that will explicitly require management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. According to the new standard, substantial doubt about an entity’s ability to continue as a going concern exists if it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the entity’s financial statements are issued. In order to determine the specific disclosures, if any, that would be required, management will need to assess if substantial doubt exists, and, if so, whether its plans will alleviate such substantial doubt. The new standard requires assessment each annual and interim period and will be effective for the Company on December 31, 2016 with earlier application permitted.

In May 2014, the FASB issued ASU No. 2014-09 that creates a new Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies can elect to use either a full or modified retrospective approach when adopting this update which is effective for the Company on January 1, 2017. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Non-cash operating items:
Equity in net income of affiliates	$(42,911)	$(26,209)
Deferred taxes	20,101	16,257
Depreciation and amortization	32	9
Stock-based compensation	—	417
Amortization of prior service credit and actuarial loss	336	4,573
Net non-cash operating items – continuing operations	$(22,442)	$(4,953)
Supplemental information:
Interest paid – continuing operations	$10	$13
Tax payments, net of refunds - continuing operations	$209	$136
Tax payments – discontinued operations	$—	$35,118

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance at January 1, 2013	$(17,653)	$(19,741)	$(37,394)
Other comprehensive income before reclassification	3,102	7,996	11,098
Amounts reclassified from accumulated other comprehensive loss	5,380	—	5,380
Net current-period other comprehensive income	8,482	7,996	16,478
Balance at December 31, 2013	(9,171)	(11,745)	(20,916)

Other comprehensive income before reclassification	—	2,382	2,382
Amounts reclassified from accumulated other comprehensive loss	210	—	210
Net current-period other comprehensive income	210	2,382	2,592
Balance at September 30, 2014	$(8,961)	$(9,363)	$(18,324)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended September 30,
	2014				2013
	Before-Tax		Tax	Net-of-Tax	Before-Tax	Tax (Provision)	Net-of-Tax
	Amount		Provision	Amount	Amount	Benefit	Amount
Net actuarial loss and prior service credits	$—		$—	$—	$(564)	$245	$(319)
Amortization of prior service credits and net actuarial loss	$130	(a)	$(49)	$81	1,559 (a)	(631)	928
Postretirement benefits	130		(49)	81	995	(386)	609
Proportionate share of Telesat Holdco other comprehensive income (loss)	2,334		(872)	1,462	(127)	44	(83)
Other comprehensive income	$2,464		$(921)	$1,543	$868	$(342)	$526

	Nine Months Ended September 30,
	2014				2013
	Before-Tax		Tax	Net-of-Tax	Before-Tax	Tax (Provision)	Net-of-Tax
	Amount		Provision	Amount	Amount	Benefit	Amount
Net actuarial loss and prior service credits	$—		$—	$—	$(564)	$245	$(319)
Amortization of prior service credits and net actuarial loss	$336	(a)	$(126)	$210	4,573 (a)	(1,782)	2,791
Postretirement benefits	336		(126)	210	4,009	(1,537)	2,472
Proportionate share of Telesat Holdco other comprehensive income (loss)	3,815		(1,433)	2,382	(127)	44	(83)
Other comprehensive income	$4,151		$(1,559)	$2,592	$3,882	$(1,493)	$2,389

(a) Reclassifications are included in general and administrative expenses.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Receivables

The receivables balance related to the Land Note (see Note 1) as of September 30, 2014 and December 31, 2013 is presented below (in thousands):

	September 30,	December 31,
	2014	2013
Land Note receivable	$33,667	$101,000
Less: current portion	(33,667)	(67,333)
Long-term receivable	$—	$33,667

The principal amount under the Land Note of $33.7 million as of September 30, 2014 is scheduled to be received on March 31, 2015. Interest on this principal amount is one percent per annum and is payable quarterly.

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	September 30,	December 31,
	2014	2013
Telesat Holdings Inc.	$107,235	$60,157
XTAR, LLC	51,348	56,663
	$158,583	$116,820

Equity in net (loss) income of affiliates consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Telesat Holdings Inc.	$(17,240)	$34,242	$48,226	$34,242
XTAR, LLC	(2,043)	(1,569)	(5,315)	(5,068)
Other	—	685	—	(2,965)
	$(19,283)	$33,358	$42,911	$26,209

Telesat

As of December 31, 2013 and September 30, 2014, we held a 62.8% economic interest and a 32.7% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.7% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

Our statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2014 included equity in net (loss) income of affiliates of $(1.5) million and $0.3 million, respectively, and other comprehensive income of $1.5 million and $0.4 million, respectively, that should have been recognized in prior periods. These adjustments, which related to our investment in Telesat, consisted primarily of foreign exchange gains and losses. The Company has not revised previously reported amounts based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Under Telesat’s credit agreement and the indenture for Telesat’s 6% senior notes, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the 6% senior note indenture and credit agreement, Telesat is generally permitted to pay consulting fees to Loral in cash. Our general and administrative expenses are net of income related to consulting fees of $1.25 million for each of the three month periods ended September 30, 2014 and 2013 and $3.8 million for each of the nine month periods ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, Loral received payments in cash from Telesat, net of withholding taxes, of $3.6 million and $5.0 million, respectively, for consulting fees and interest. The payments received by Loral from Telesat for the nine months ended September 30, 2013 included redemption of $1.3 million of notes receivable. These amounts were not allowed to be paid in cash previously because Telesat did not meet the leverage ratio required for cash payment under the indenture for its 12.5% senior subordinated notes due November 1, 2017. These notes were redeemed in May 2013.

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

In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. During the nine months ended September 30, 2014, Loral and Telesat settled several of the Telesat Indemnification tax disputes (see Note 15) resulting in a net cash recovery of $5.4 million which was received from Telesat in April 2014. Our investment in Telesat was reduced by $5.0 million as a result of this recovery.

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the three and nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statement of Operations Data:
Revenues	$210,163	$226,907	$636,552	$654,413
Operating expenses	(42,827)	(45,736)	(122,402)	(140,068)
Depreciation, amortization and stock-based compensation	(58,955)	(62,946)	(175,713)	(183,609)
Loss on disposition of long lived asset	(164)	(15)	(226)	(1,557)
Operating income	108,217	118,210	338,211	329,179
Interest expense	(47,573)	(49,831)	(142,589)	(160,603)
Expense of refinancing	—	—	—	(19,763)
Foreign exchange (loss) gain	(96,093)	58,171	(105,177)	(110,558)
Gain (loss) on financial instruments	15,146	(25,471)	31,517	71,137
Other income	841	420	3,007	11,055
Income tax provision	(7,484)	(18,485)	(46,640)	(45,478)
Net (loss) income	$(26,946)	$83,014	$78,329	$74,969

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30,	December 31,
	2014	2013
Balance Sheet Data:
Current assets	$525,438	$366,814
Total assets	4,752,333	4,929,838
Current liabilities	283,333	360,744
Long-term debt, including current portion	3,137,225	3,215,831
Total liabilities	4,049,040	4,280,902
Shareholders’ equity	703,293	648,936

Telesat had capital expenditures of $59.8 million and $48.3 million for the nine months ended September 30, 2014 and 2013, respectively.

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. We performed an impairment test for our investment in XTAR as of September 30, 2014, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $25 million in 2014, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through September 30, 2014 were $27.9 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 15). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR for the three and nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statement of Operations Data:
Revenues	$6,642	$8,406	$22,363	$24,856
Operating expenses	(7,717)	(8,188)	(23,530)	(25,050)
Depreciation and amortization	(2,314)	(2,310)	(6,943)	(6,930)
Operating loss	(3,389)	(2,092)	(8,110)	(7,124)
Net loss	(3,758)	(2,913)	(9,822)	(9,382)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30,	December 31,
	2014	2013
Balance Sheet Data:
Current assets	$3,858	$6,970
Total assets	54,688	64,745
Current liabilities	24,924	22,443
Total liabilities	56,637	56,872
Members’ equity	(1,949)	7,873

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

During the second quarter of 2013 the Company received net cash proceeds of $1.1 million related to the sale of its ownership interests in an affiliate with no carrying value. The gain on sale is included in equity in net (loss) income of affiliates.

As of September 30, 2014 and December 31, 2013, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	September 30,	December 31,
	2014	2013
Pension and other postretirement liabilities	$129	$128
Indemnification liabilities (see Note 14)	433	6,138
Income taxes payable	119	—
Deferred tax liability	8,874	—
Other	1,847	2,484
	$11,402	$8,750

7. Income Taxes

The following summarizes our income tax (provision) benefit on the loss from continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total current income tax (provision) benefit	$(4,233)	$12,561	$(5,005)	$18,861
Total deferred income tax provision	(721)	(4,972)	(20,101)	(16,257)
Income tax (provision) benefit	$(4,954)	$7,589	$(25,106)	$2,604

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September 30, 2014, income taxes receivable on our condensed consolidated balance sheet included $10.6 million from the carryback of our tax loss from 2013 against taxes previously paid for 2012.  We expect to receive this tax refund in 2015.

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

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax provision (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current (provision) benefit for UTPs	$(602)	$1,751	$(207)	$1,080
Deferred benefit (provision) for UTPs	147	(309)	145	(68)
Tax (provision) benefit for UTPs	$(455)	$1,442	$(62)	$1,012

As of September 30, 2014, we had unrecognized tax benefits relating to UTPs of $79 million. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L for certain taxes related to periods prior to the closing of the transaction. The Company recognizes potential accrued interest and penalties related to UTPs in income tax expense on a quarterly basis. As of September 30, 2014, we have accrued approximately $5.8 million and $8.6 million for the payment of potential tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various federal, state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for UTPs, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our federal income tax return filed for 2011 and state income tax returns filed for 2007 and 2009 potentially resulting in a $2.8 million reduction to our unrecognized tax benefits.

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Nine Months Ended September 30,
	2014	2013
Liabilities for UTPs:
Opening balance — January 1	$79,688	$80,732
Current (benefit) provision for:
Unrecognized tax benefits	(622)	(636)
Potential additional interest	1,813	1,164
Potential penalty adjustment	(425)	(249)
Statute expirations	(559)	(1,361)
Ending balance	$79,895	$79,650

As of September 30, 2014, if our positions are sustained by the taxing authorities, the Company’s income tax provision from continuing operations would be reduced by approximately $37.0 million. Other than as described above, there were no significant changes to our UTPs during the nine months ended September 30, 2014 and 2013, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Long Term Liabilities

Long term liabilities consists of (in thousands):

	September 30,	December 31,
	2014	2013
Indemnification liabilities (see Note 14)	$1,217	$6,079
Deferred tax liability	4,339	4,907
Liabilities for uncertain tax positions	79,895	79,688
Other	307	2,443
	$85,758	$93,117

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

10. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of voting common stock reserved and available for issuance under the Stock Incentive Plan is 1,403,746 shares of which 1,319,533 were available for future grant at September 30, 2014. This number of shares of voting common stock available for issuance would be reduced if restricted stock units are settled in voting common stock. In addition, shares of common stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan.

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

As of September 30, 2014, there were no SS/L Phantom SARs remaining. During each of the nine month periods ended September 30, 2014 and 2013, cash payments of $0.5 million were made related to SS/L Phantom SARs.

Total stock-based compensation included in loss from continuing operations was nil for each of the three months ended September 30, 2014 and 2013, and nil and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.0%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Income from continuing operations — basic	$37,582	$12,304	$18,594
Less: Adjustment for dilutive effect of Telesat stock options	(675)	(615)	(544)
Income from continuing operations — diluted	$36,907	$11,689	$18,050

Telesat stock options are excluded from the calculation of diluted loss per share for the three months ended September 30, 2014 as the effect would be antidilutive.

Basic income per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Common and potential common shares outstanding for diluted earnings per share:
Weighted average common shares outstanding	30,920	30,920	30,827
Unconverted restricted stock units	84	84	170
Common shares outstanding for diluted earnings per share	31,004	31,004	30,997

For the three months ended September 30, 2014, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

Three Months Ended September 30, 2014
Unconverted restricted stock units	84

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost included in general and administrative expenses for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Pension Benefits Three Months Ended September 30,		Other Benefits Three Months Ended September 30,
	2014	2013	2014	2013
Service cost	$59	$78	$1	$(2)
Interest cost	474	461	17	29
Expected return on plan assets	(464)	(415)	—	—
Amortization of net actuarial loss	121	1,509	7	31
Amortization of prior service credits	—	—	2	19
Curtailment loss	—	—	—	78
Net periodic cost	$190	$1,633	$27	$155

	Pension Benefits Nine Months Ended September 30,		Other Benefits Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$141	$234	$2	$2
Interest cost	1,411	1,382	52	49
Expected return on plan assets	(1,411)	(1,244)	—	—
Amortization of net actuarial loss	307	4,527	22	39
Amortization of prior service credits	—	—	7	7
Curtailment loss	—	—	—	78
Net periodic cost	$448	$4,899	$83	$175

Amortization of net actuarial loss related to Pension Benefits for the three and nine months ended September 30, 2013 includes accelerated amortization as a result of the termination of our supplemental executive retirement plan. Final lump sum payments under this plan were made in December 2013. In October 2014, we decided to discontinue providing retiree medical coverage for retirees age 65 or over. The change will be effective beginning January 1, 2015. The Company will make a one-time payment to all retirees affected to assist them in purchasing alternative coverage.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivatives and Hedging Transactions

There were no derivative instruments as of September 30, 2014 and December 31, 2013.

14. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our condensed consolidated balance sheets include an indemnification receivable of $0.4 million as of September 30, 2014 and an indemnification liability of $0.1 million as of December 31, 2013 relating to certain indemnifiable pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency of $4.8 million in the first quarter of 2013. A payment of $3.7 million related to this loss contingency was made in the second quarter of 2013, and, in the third quarter of 2013, this loss was adjusted to $3.7 million, primarily due to a favorable court decision. Our condensed consolidated balance sheets include liabilities of $1.2 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively, for indemnification liabilities relating to the sale of GdB.

See Note 15— Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat and Telesat.

Legal Proceedings

ViaSat

On September 5, 2014, Loral, SS/L and ViaSat entered into the Settlement Agreement pursuant to which the patent infringement and breach of contract lawsuits brought by ViaSat in the United States District Court for the Southern District of California against Loral and SS/L in February 2012 and against SS/L in September 2013 were settled. Pursuant to the Settlement Agreement, on September 10, 2014, the court entered an order dismissing the lawsuits with prejudice.

The terms of the Settlement Agreement provide, among other things, for (1) mutual releases of claims asserted in the lawsuits; (2) payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in connection with entry into of the Settlement Agreement, and $60 million of which will be paid quarterly from October 15, 2014 through January 15, 2017 with interest accruing from the effective date of the Settlement Agreement at rate of 11.4% per year; (3) agreement by ViaSat not to sue any of Loral, SS/L or their customers and suppliers on the Covered ViaSat Patents (as defined in the Settlement Agreement) or for breach of the contracts asserted in the lawsuits to the extent such breach relates to claims asserted in the lawsuits; and (4) agreement by Loral and SS/L not to sue ViaSat or its customers and suppliers on the Covered SSL Patents (as defined in the Settlement Agreement) or for breach of the contracts asserted in the lawsuits to the extent such breach relates to claims asserted in the lawsuits. MDA, the parent company of SS/L, agreed to guarantee SS/L’s payment obligations under the Settlement Agreement.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Also on September 5, 2014, Loral, on the one hand, and SS/L, MDA and MDA Holdings, on the other hand (collectively, the “MDA Parties”) entered into a Release Agreement pursuant to which the MDA Parties released Loral, and Loral released the MDA Parties, from their respective indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement pursuant to which Loral sold SS/L to MDA in 2012.

Pursuant to a document titled “MDA/Loral Dispute Resolution,” dated August 14, 2014 (the “Dispute Resolution Agreement”), Loral and MDA agreed that the payments to ViaSat will initially be advanced equally by Loral and SS/L but will be subject to a further allocation between the parties. The parties will then, by way of the Dispute Resolution Agreement Proceedings, allocate how much of the payment each party bears. In the Dispute Resolution Agreement Proceedings, the arbitrator will value ViaSat’s covenant not to sue with respect to the Covered ViaSat Patents. An amount of the payment due to ViaSat under the Settlement Agreement equal to such value will be allocated to SS/L. The remaining payments under the Settlement Agreement will be allocated fifty percent (50%) to the first ViaSat lawsuit, with Loral being responsible for that portion of the payment, and the other fifty percent (50%) will be allocated to the second ViaSat lawsuit. Payment of the amount allocated to the second ViaSat lawsuit will be borne by SS/L, unless the arbitrator decides that Loral shall bear some portion of that allocation. The minimum payment to be borne by either party will be $15 million. The Dispute Resolution Agreement Proceedings are expected to occur in December 2014.

Because of the pending Dispute Resolution Agreement Proceedings, we are unable to estimate the loss related to the ViaSat settlement. We did, however, as a result of the Settlement Agreement and the Dispute Resolution Agreement, increase in the third quarter of 2014 our indemnification liabilities related to the ViaSat Suit to $15.4 million using the probability threshold approach, representing approximately Loral’s minimum liability under the Dispute Resolution Agreement. Loral’s maximum liability under the Dispute Resolution Agreement is $85 million plus interest, and it is possible that, as a result of the Dispute Resolution Agreement Proceedings, we may incur liability up to that amount. Loral advanced $20 million to ViaSat on September 9, 2014 which represents Loral’s share of the initial $40 million payment to ViaSat required by the Settlement Agreement. Our condensed consolidated balance sheet as of September 30, 2014 included a current receivable from SS/L of $4.6 million, representing the net amount we would expect to recover from our payment of $20 million if the loss recorded of $15.4 million reflects the final allocation and other current liabilities of $0.4 million, representing accrued litigation costs. Our condensed consolidated balance sheet as of December 31, 2013 includes indemnification liabilities of $10.8 million related to the ViaSat Suit.

Other Litigation

Other than the Dispute Resolution Proceedings with MDA discussed above, we are not currently subject to any other legal proceedings that, if decided adversely, could have a material adverse effect on our financial position or results of operations. In the future, however, we may become subject to other legal proceedings and claims, either asserted or unasserted, that may arise in the ordinary course of business.

15. Related Party Transactions

MHR Fund Management LLC

Mark H. Rachesky, managing principal of MHR Fund Management LLC (“MHR”), and Hal Goldstein, a former managing principal of MHR, are members of Loral’s board of directors.

Various funds affiliated with MHR and Dr. Rachesky held, as of September 30, 2014 and December 31, 2013, approximately 38.0% of the outstanding voting common stock and as of September 30, 2014 and December 31, 2013 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.1%.

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three month periods ended September 30, 2014 and 2013 and $3.8 million for each of the nine month periods ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, Loral received payments in cash from Telesat, net of withholding taxes, of $3.6 million and $5.0 million, respectively, for consulting fees and interest. The payments received by Loral from Telesat for the nine months ended September 30, 2013 included redemption of $1.3 million of notes receivable. These amounts were not allowed to be paid in cash previously because Telesat did not meet the leverage ratio required for cash payment under the indenture for its 12.5% senior subordinated notes due November 1, 2017. These notes were redeemed in May 2013. We had no notes receivable from Telesat as of September 30, 2014 and December 31, 2013 related to the Consulting Agreement.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Telesat Indemnification includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $7 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. In addition, the tax authority in Hong Kong had previously challenged Loral Skynet’s and Telesat’s offshore claim for exempt income for the years 1999 to 2009, issuing assessments which required Loral Skynet to deposit approximately $6.5 million of taxes in 2006 and 2007 in order to retain its right to appeal. During the first quarter of 2014, Loral’s portion of this tax liability in Hong Kong and various other claims under the Telesat Indemnification were settled for approximately $1.1 million resulting in a cash recovery of $5.4 million which was received from Telesat in April 2014. As of September 30, 2014 and December 31, 2013, we had recognized a net receivable from Telesat of nil and $0.5 million, respectively, representing our estimate of the probable outcome of all tax matters under the Telesat Indemnification. The receivable as of December 31, 2013 was included in the condensed consolidated balance sheet as other assets of $2.6 million and long-term liabilities of $2.1 million. There can be no assurance that future claims under the Telesat Indemnification will be ultimately settled for the net amount recorded as of September 30, 2014.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral is entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. Under this arrangement, we earned approximately $0.3 million for each of the three month periods ended September 30, 2014 and 2013, and $0.8 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively. We had a receivable from Telesat of $0.3 million as of September 30, 2014 and December 31, 2013 related to this arrangement.

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of September 30, 2014 and December 31, 2013 were $6.7 million and $6.9 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the nine months ended September 30, 2014 and 2013, and we had a full allowance against these receivables as of September 30, 2014 and 2013. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR and the ViaSat Suit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain expenses of $17,000 per month for which he reimburses the Company. For the three and nine months ended September 30, 2014 and 2013, Mr. Targoff earned $360,000 (before his expense reimbursement to Loral of $51,000) and $1,080,000 (before his expense reimbursement to Loral of $153,000), respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 27
Consolidated Operating Results	Page 29
Liquidity and Capital Resources:
Loral	Page 36
Telesat	Page 38
Contractual Obligations	Page 40
Statement of Cash Flows	Page 40
Affiliate Matters	Page 41
Commitments and Contingencies	Page 41
Other Matters	Page 41

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

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco, the world’s fourth largest satellite operator with approximately $4.1 billion of backlog as of September 30, 2014.

At September 30, 2014, Telesat provided satellite services to customers from its fleet of 14 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite and has another satellite, Telstar 12 VANTAGE, under construction.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the nine months ended September 30, 2014, approximately 49% of Telesat’s revenues and a substantial portion of its expenses, indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of September 30, 2014, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of September 30, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $124 million. This analysis assumes all other variables, in particular interest rates, remain constant.

On September 22, 2014, Telesat entered into a forward foreign exchange contract to fix the exchange rate on cross-currency basis swaps settled on October 31, 2014. At September 30, 2014, Telesat had one outstanding forward foreign exchange contract requiring payment of $1.0 billion U.S. dollars to receive $1.1 billion Canadian dollars. This forward foreign exchange contract matured on October 31, 2014.

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

Under the terms of the Purchase Agreement, Loral agreed to indemnify SS/L from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. On September 5, 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid on September 9, 2014 in connection with entry into of the Settlement Agreement, and $60 million of which will be paid quarterly from October 15, 2014 through January 15, 2017 with interest accruing from the effective date of the Settlement Agreement at rate of 11.4% per year. The initial quarterly payment of $6.9 million was made by Loral and SS/L on October 15, 2014.

In connection with entry into of the Settlement Agreement with ViaSat, Loral and MDA agreed to a mechanism for the allocation between Loral and SS/L of the payments due to ViaSat under the Settlement Agreement. Under that agreement, payments to ViaSat will initially be advanced equally by Loral and SS/L but will be subject to a further allocation between the parties. The parties will then, by way of mediation or arbitration (the “Dispute Resolution Agreement Proceedings”), allocate how much of the payment each party bears. The minimum payment to be borne by either party will be $15 million. The Dispute Resolution Agreement Proceedings are expected to occur in the fourth quarter of 2014. See Note 14 to the financial statements for additional information regarding the lawsuits brought by ViaSat, the Settlement Agreement and the Dispute Resolution Agreement Proceedings.

The Land Note from MDA, as amended, provides for interest at the rate of 1% per annum on the remaining principal outstanding as of September 30, 2014 and is backed by a letter of guarantee from Royal Bank of Canada. Loral received a principal payment of $67.3 million on March 31, 2014 and is due to receive the remaining principal of $33.7 million on March 31, 2015.

General

Since the Sale, Loral’s principal asset continues to be its majority ownership interest in Telesat. With the goal of maximizing shareholder value, we have been engaged in a process to explore potential strategic transactions involving the possible monetization of Loral’s interest in Telesat. The exact structure of any such transaction has not yet been determined. As currently contemplated, such a transaction would be accomplished through the acquisition of Loral by a third party and would likely require the negotiation of a new shareholders agreement between the potential acquiror of Loral and Public Sector Pension Investment Board (“PSP”), our Canadian co-owner of Telesat. In connection with this process, we received non-binding indications of interest for the acquisition of Loral. Loral, the potential acquiror with the highest bid and PSP have not reached an agreement on the terms of a definitive transaction; the parties are, however, continuing efforts to reach a definitive agreement. There can be no assurance as to whether PSP or the potential acquiror will continue to pursue a transaction, or when or on what terms a strategic transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any transaction involving Telesat or Loral’s interest therein will be achieved.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2014.

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

The following compares our consolidated results for the three months ended September 30, 2014 and 2013 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended September 30,
	2014	2013
	(In thousands)
General and administrative expenses	$1,281	$3,452

General and administrative expenses decreased by $2.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily from a decrease in pension expense of $1.6 million due to accelerated amortization in 2013 as a result of the termination of our supplemental executive retirement plan.

Interest and Investment Income

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Interest and investment income	$91	$307

Interest and investment income for the three months ended September 30, 2014 and 2013 is primarily comprised of interest on the Land Note. The decrease was primarily the result of the $67.3 million principal payment received on March 31, 2014.

Other Expense

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Other expense	$450	$215

Other expense for the three months ended September 30, 2014 and 2013 was related to strategic initiatives.

Income Tax (Provision) Benefit

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Income tax (provision) benefit	$(4,954)	$7,589

For the three months ended September 30, our income tax provision is summarized as follows: (i) for 2014, we recorded a current tax provision of $4.2 million (which included a provision of $0.6 million to increase our liability for uncertain tax positions (“UTPs”)) and a deferred tax provision of $0.7 million (which included a benefit of $0.1 million for UTPs), resulting in a total provision of $4.9 million on a pre-tax loss from continuing operations of $1.6 million and (ii) for 2013, we recorded a current tax benefit of $12.6 million (which included a benefit of $1.8 million to reduce our liability for UTPs) and a deferred tax provision of $5.0 million (which included a provision of $0.3 million for UTPs), resulting in a net benefit of $7.6 million on a pre-tax loss from continuing operations of $3.4 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax loss for the nine months ended September 30, 2014 and 2013 (after adjusting for certain tax items that are discrete to each period) less the provision recorded for the six months ended June 30, 2014 and 2013. The projected income tax provision for the full year used in the computation of our expected effective annual tax rate includes tax expense on the projected equity in net income of Telesat, which is included on the condensed consolidated statements of operations below the line for income tax provision. As a result, our statement of operations for the three months ended September 30, 2014 includes a tax provision rather than a tax benefit on the pretax loss.

At September 30, 2014, income taxes receivable on our condensed consolidated balance sheet included $10.6 million from the carryback of our tax loss from 2013 against taxes previously paid for 2012.  We expect to receive this tax refund in 2015.

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

Equity in Net (Loss) Income of Affiliates

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Telesat Holdings Inc.	$(17,240)	$34,242
XTAR, LLC	(2,043)	(1,569)
Other	—	685
	$(19,283)	$33,358

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended September 30, 2014 and 2013 follows (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	227,294	236,550	210,163	226,907
Operating expenses	(46,348)	(47,763)	(42,827)	(45,736)
Depreciation, amortization and stock-based compensation	(63,775)	(65,642)	(58,955)	(62,946)
Loss on disposition of long lived assets	(178)	(31)	(164)	(15)
Operating income	116,993	123,114	108,217	118,210
Interest expense	(51,458)	(52,120)	(47,573)	(49,831)
Foreign exchange (loss) gain	(104,709)	57,817	(96,093)	58,171
Gain (loss) on financial instruments	16,442	(25,086)	15,146	(25,471)
Other income	908	338	841	420
Income tax provision	(7,993)	(19,192)	(7,484)	(18,485)
Net (loss) income	(29,817)	84,871	(26,946)	83,014
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.0818	1.0443

Telesat’s revenue decreased by $17 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, a decrease in revenue earned on Telesat’s Nimiq 2 satellite as the satellite was returned by Telesat’s customer in the third quarter of 2013, revenue from short-term services provided to another satellite operator in the third quarter of 2013 and completion of certain consulting contracts. Telesat’s revenue excluding foreign exchange impact would have decreased by $13 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Telesat’s operating income decreased by $10 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to the revenue decrease described above, partially offset by the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, a decrease in share-based compensation expense related to stock options granted during the second quarter of 2013 and a decrease in the provision for variable compensation. Telesat’s operating income excluding foreign exchange impact would have decreased by $9 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

The equity in losses of XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

Loss from Discontinued Operations, net of tax

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Loss from discontinued operations, net of tax	$(6,440)	$(1,987)

Adjustments to amounts previously reported in discontinued operations that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three months ended September 30, 2014 and 2013. We recorded a $10.3 million loss contingency less taxes thereon in third quarter of 2014 to increase our liability to the minimum liability under the Settlement Agreement and the mechanism for allocation of settlement payments between Loral and SS/L and to record related legal fees.

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013

The following compares our consolidated results for the nine months ended September 30, 2014 and 2013 as presented in our financial statements:

General and Administrative Expenses

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
General and administrative expenses	$3,957	$10,559

General and administrative expenses decreased by $6.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily from a decrease in pension expense of $4.5 million due to accelerated amortization in 2013 as a result of the termination of our supplemental executive retirement plan, a $0.6 million reduction in compensation expense resulting from the restructuring of our corporate office functions, a $0.4 million decrease in expenses related to stock-based compensation, a $0.3 million decrease in professional fees and a $0.3 million decrease in rent expense.

Interest and Investment Income

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Interest and investment income	$492	$939

Interest and investment income for the nine months ended September 30, 2014 and 2013 is primarily comprised of interest on the Land Note. The decrease was primarily the result of the $67.3 million principal payment received on March 31, 2014.

Other Expense

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Other expense	$2,026	$586

Other expense for the nine months ended September 30, 2014 and 2013 was related to strategic initiatives.

Income Tax (Provision) Benefit

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Income tax (provision) benefit	$(25,106)	$2,604

For the nine months ended September 30, our income tax provision is summarized as follows: (i) for 2014, we recorded a current tax provision of $5.0 million (which included a provision of $0.2 million to increase our liability for UTPs) and a deferred tax provision of $20.1 million (which included a benefit of $0.1 million for UTPs), resulting in a total provision of $25.1 million on a pre-tax loss from continuing operations of $5.5 million and (ii) for 2013, we recorded a current tax benefit of $18.9 million (which included a benefit of $1.1 million to reduce our liability for UTPs) and a deferred tax provision of $16.3 million (which included a provision of $0.1 million for UTPs), resulting in a net benefit of $2.6 million on a pre-tax loss from continuing operations of $10.2 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax loss for the nine months ended September 30, 2014 and 2013 (after adjusting for certain tax items that are discrete to each period). The projected income tax provision for the full year used in the computation of our expected effective annual tax rate includes tax expense on the projected equity in net income of Telesat, which is included on the condensed consolidated statements of operations below the line for income tax provision. As a result, our statement of operations for the nine months ended September 30, 2014 includes a tax provision rather than a tax benefit on the pretax loss.

At September 30, 2014, income taxes receivable on our condensed consolidated balance sheet included $10.6 million from the carryback of our tax loss from 2013 against taxes previously paid for 2012.  We expect to receive this tax refund in 2015.

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

Equity in Net (Loss) Income of Affiliates

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Telesat Holdings Inc.	$48,226	$34,242
XTAR, LLC	(5,315)	(5,068)
Other	—	(2,965)
	$42,911	$26,209

The following is a reconciliation of the changes in our investment in Telesat for the nine months ended September 30, 2014:

Nine Months Ended September 30, 2014
(In thousands)
Opening Balance, January 1, 2014	$60,157
Equity in net income of Telesat	49,167
Eliminations of affiliate transactions and related amortization	(941)
Settlement of tax indemnification	(4,963)
Proportionate share of Telesat other comprehensive income	3,815
Ending balance, September 30, 2014	$107,235

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013 follows (in thousands):

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	693,885	669,706	636,552	654,413
Operating expenses	(133,426)	(143,342)	(122,402)	(140,068)
Depreciation, amortization and stock-based compensation	(191,540)	(187,900)	(175,713)	(183,609)
Loss on disposition of long lived assets	(246)	(1,593)	(226)	(1,557)
Operating income	368,673	336,871	338,211	329,179
Interest expense	(155,432)	(164,356)	(142,589)	(160,603)
Expense of refinancing	—	(20,225)	—	(19,763)
Foreign exchange losses	(114,650)	(113,142)	(105,177)	(110,558)
Gains on financial instruments	34,356	72,799	31,517	71,137
Other income	3,278	11,314	3,007	11,055
Income tax provision	(50,841)	(46,541)	(46,640)	(45,478)
Net income (loss)	85,384	76,720	78,329	74,969
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.0903	1.0233

Telesat’s revenue decreased by $18 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, a decrease in revenue earned on Telesat’s Nimiq 2 satellite as the satellite was returned by Telesat’s customer in the third quarter of 2013 and lower equipment sales. These revenue decreases were partially offset by increased revenue on the Anik G1 satellite which entered commercial service in May 2013. Telesat’s revenue excluding foreign exchange impact would have increased by $3 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Telesat’s operating income increased by $9 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, a decrease in share-based compensation expense related to stock options granted during the second quarter of 2013, a decrease in the provision for variable compensation, lower cost of sales as a result of lower equipment sales, lower in-orbit insurance expenses and lower amortization of intangible assets. These increases to operating income were partially offset by increased depreciation on Telesat’s Anik G1 satellite which entered commercial service in May 2013 and the revenue decrease described above. Telesat’s operating income excluding foreign exchange impact would have increased by $14 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

On March 28, 2013, Telesat announced the redemption of the outstanding 12.5% senior subordinated notes which took place on May 1, 2013. As a result, an expense of refinancing of $20 million was recorded for the nine months ended September 30, 2013, representing the unamortized deferred financing costs and the redemption premium associated with the 12.5% senior subordinated notes.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of September 30, 2014 lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of September 30, 2014, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of September 30, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $124 million. This analysis assumes all other variables, in particular interest rates, remain constant.

The equity in losses of XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. We performed an impairment test for our investment in XTAR as of September 30, 2014, using XTAR’s most recent forecast, and concluded that our investment in XTAR was not impaired.

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

During the nine months ended September 30, 2013, we recorded a gain of $1.1 million related to the sale of our ownership interests in an affiliate with no carrying value.

Loss from Discontinued Operations, net of tax

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Loss from discontinued operations, net of tax	$(6,448)	$(4,352)

Adjustments to amounts previously reported in discontinued operations that are directly related to the Sale are classified as discontinued operations in the statements of operations for the nine months ended September 30, 2014 and 2013. We recorded a $10.3 million loss contingency less taxes thereon in third quarter of 2014 to increase our liability to the minimum liability under the Settlement Agreement and the mechanism for allocation of settlement payments between Loral and SS/L and to record related legal fees.

Backlog

Telesat’s backlog as of September 30, 2014 and December 31, 2013 was $4.1 billion and $4.7 billion, respectively.

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

Cash and Available Credit

At September 30, 2014, Loral had $44.3 million of cash and cash equivalents, a note receivable from MDA for $33.7 million and no debt. The Company’s cash and cash equivalents as of September 30, 2014 increased by $38.3 million from December 31, 2013 due primarily to a $67.3 million principal payment received from MDA under the Land Note related to the Sale, reimbursement by SS/L of its $5.4 million final share of litigation costs related to the ViaSat Suit and a $5.4 million tax indemnification recovery received from Telesat (see Note 15 to our financial statements), partially offset by a $20 million payment to ViaSat pursuant to the Settlement Agreement and Dispute Resolution Agreement, payment of litigation costs of $10.7 million relating to the ViaSat Suit, pension funding of $3.6 million and Corporate expenses net of consulting fees and revenue share from Telesat of $3.5 million. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used In Operating Activities,” “Net Cash Provided By Investing Activities” and “Net Cash Provided by (Used in) Financing Activities.”

Loral did not have a credit facility as of September 30, 2014 and December 31, 2013.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. We expect that our existing cash balance plus cash receipts including payments under the Land Note will be sufficient to fund any required payments under the Dispute Resolution Agreement as well as normal operating expenditures for the next 12 months.

We expect that our major cash outlays for the next 12 months will include possible additional payments under the Dispute Resolution Agreement, payments under employee benefit programs, including a possible contribution to our qualified pension plan to reduce the unfunded obligation, and general corporate expenses net of consulting fees and revenue share from Telesat. Offsetting these expenditures are the remaining Land Note receipt, possible receipts from SS/L if our indemnification liability for the ViaSat Suit is ultimately determined in the Dispute Resolution Agreement Proceedings to be less than amounts we have already paid and the receipt of income tax refunds.

Risks to Cash Flow

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. The amounts of indemnification claims relating to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

On September 5, 2014, Loral, SS/L and ViaSat entered into the Settlement Agreement pursuant to which the patent infringement and breach of contract lawsuits brought by ViaSat in the United States District Court for the Southern District of California against Loral and SS/L in February 2012 and against SS/L in September 2013 were settled. Pursuant to the Settlement Agreement, on September 10, 2014, the court entered an order dismissing the lawsuits with prejudice.

The terms of the Settlement Agreement provide, among other things, for (1) mutual releases of claims asserted in the lawsuits; (2) payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in connection with entry into of the Settlement Agreement, and $60 million of which will be paid quarterly from October 15, 2014 through January 15, 2017 with interest accruing from the effective date of the Settlement Agreement at rate of 11.4% per year; (3) agreement by ViaSat not to sue any of Loral, SS/L or their customers and suppliers on the Covered ViaSat Patents (as defined in the Settlement Agreement) or for breach of the contracts asserted in the lawsuits to the extent such breach relates to claims asserted in the lawsuits; and (4) agreement by Loral and SS/L not to sue ViaSat or its customers and suppliers on the Covered SSL Patents (as defined in the Settlement Agreement) or for breach of the contracts asserted in the lawsuits to the extent such breach relates to claims asserted in the lawsuits. MDA, the parent company of SS/L, agreed to guarantee SS/L’s payment obligations under the Settlement Agreement.

Also on September 5, 2014, Loral, on the one hand, and SS/L, MDA and MDA Holdings, on the other hand (collectively, the “MDA Parties”) entered into a Release Agreement pursuant to which the MDA Parties released Loral, and Loral released the MDA Parties, from their respective indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement pursuant to which Loral sold SS/L to MDA in 2012.

Pursuant to a document titled “MDA/Loral Dispute Resolution,” dated August 14, 2014 (the “Dispute Resolution Agreement”), Loral and MDA agreed that the payments to ViaSat will initially be advanced equally by Loral and SS/L but will be subject to a further allocation between the parties. The parties will then, by way of the Dispute Resolution Agreement Proceedings, allocate how much of the payment each party bears. In the Dispute Resolution Agreement Proceedings, the arbitrator will value ViaSat’s covenant not to sue with respect to the Covered ViaSat Patents. An amount of the payment due to ViaSat under the Settlement Agreement equal to such value will be allocated to SS/L. The remaining payments under the Settlement Agreement will be allocated fifty percent (50%) to the first ViaSat lawsuit, with Loral being responsible for that portion of the payment, and the other fifty percent (50%) will be allocated to the second ViaSat lawsuit. Payment of the amount allocated to the second ViaSat lawsuit will be borne by SS/L, unless the arbitrator decides that Loral shall bear some portion of that allocation. The minimum payment to be borne by either party will be $15 million. The Dispute Resolution Agreement Proceedings are expected to occur in December 2014.

Because of the pending Dispute Resolution Agreement Proceedings, we are unable to estimate the loss related to the ViaSat settlement. We did, however, as a result of the Settlement Agreement and the Dispute Resolution Agreement, increase in the third quarter of 2014 our indemnification liabilities related to the ViaSat Suit to $15.4 million using the probability threshold approach, representing approximately Loral’s minimum liability under the Dispute Resolution Agreement. Loral’s maximum liability under the Dispute Resolution Agreement is $85 million plus interest, and it is possible that, as a result of the Dispute Resolution Agreement Proceedings, we may incur liability up to that amount. Loral paid $20 million to ViaSat on September 9, 2014 which represents Loral’s share of the initial $40 million payment to ViaSat required by the Settlement Agreement.

Telesat

Cash and Available Credit

As of September 30, 2014, Telesat had CAD 498 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving credit facility.

Cash Flows from Operating Activities

Cash generated from Telesat’s operating activities for the nine months ended September 30, 2014 was CAD 321 million, a CAD 59 million decrease from the same period in the prior year. The decrease was primarily due to higher income taxes paid, lower interest paid and the impact of changes in Telesat’s working capital.

Cash Flows used in Investing Activities

Cash used in Telesat’s investing activities for the nine months ended September 30, 2014 was CAD 65 million. Telesat’s investing activities included cash outflows related to the on-going construction of Telstar 12 VANTAGE and other property and equipment. Cash used in Telesat’s investing activities for the nine months ended September 30, 2013, was CAD 48 million. These investing activities included cash outflows related to the launch of Anik G1 in April 2013 and other property and equipment.

Cash Flows used in Financing Activities

Cash used in Telesat’s financing activities for the nine months ended September 30, 2014 was CAD 57 million. This was primarily the result of mandatory principal payments made on its senior secured credit facilities, as well as satellite performance incentive payments. Cash used in Telesat’s financing activities for the nine months ended September 30, 2013 was CAD 278 million. This was primarily the result of the redemption of Telesat’s 12.5% senior subordinated notes and the associated premiums paid for early redemption, as well as mandatory principal payments made on its senior secured credit facilities and satellite performance incentive payments.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of September 30, 2014, cash flow from operating activities and drawings on the available lines of credit under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

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

Debt

Telesat’s debt as of September 30, 2014 and December 31, 2013 was as follows:

			September 30,	December 31,
	Maturity	Currency	2014	2013
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	March 28, 2017	CAD or USD	—	—
Term Loan A	March 28, 2017	CAD	437,500	475,000
Term Loan B - U.S. facility	March 28, 2019	USD	1,925,567	1,840,601
Term Loan B - Canadian facility	March 28, 2019	CAD	137,900	138,950
6.0% Senior notes	May 15, 2017	USD	1,007,820	956,070
			3,508,787	3,410,621
Less: Deferred financing costs, interest rate floors and prepayment options			(59,237)	(68,755)
Total debt under international financial reporting standards			3,449,550	3,341,866
U.S. GAAP adjustments			63,515	74,311
Total debt under U.S. GAAP			3,513,065	3,416,177
Current portion			72,682	71,641
Long term portion			3,440,383	3,344,536

Senior Secured Credit Facilities

The obligations under the credit agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest in the assets of Telesat and certain of its subsidiaries (“Guarantors”). The credit agreement contains covenants that restrict the ability of Telesat and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sales-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The credit agreement also requires Telesat and the Guarantors to comply with a maximum senior secured leverage ratio and contains customary affirmative covenants and events of default.

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

6.0% Senior Notes due May 15, 2017

The senior notes, in the amount of $900 million, bear interest at an annual rate of 6.0% and are due May 15, 2017. They include covenants or terms that restrict Telesat’s ability to, among other things, incur additional indebtedness, (incur liens, pay dividends or make certain other restricted payments, investments or acquisitions, enter into certain transactions with affiliates, modify or cancel its satellite insurance, effect mergers with another entity, and redeem the senior notes without penalty between May 15, 2014 and May 15, 2016, in each case subject to exceptions provided in the senior notes indenture.

As of September 30, 2014, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its 6.0% senior notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and Bankers Acceptance rates and the applicable margins of Telesat’s senior secured credit facilities and senior notes. Telesat’s interest expense for the year ending December 31, 2014 is expected to be approximately CAD 191 million.

Derivatives

Telesat uses interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

In order to manage its currency risk, Telesat had cross-currency basis swaps to synthetically convert $1.0 billion of future U.S. dollar denominated payment obligations to CAD 1.1 billion. These swaps matured on October 31, 2014.

On September 22, 2014, Telesat entered into a forward foreign exchange contract to fix the exchange rate on the cross-currency basis swaps settled on October 31, 2014. At September 30, 2014, Telesat had one outstanding forward foreign exchange contract requiring payment of $1.0 billion U.S. dollars to receive $1.1 billion Canadian dollars. This forward foreign exchange contract matured on October 31, 2014.

At September 30, 2014, Telesat had a series of five interest rate swaps to fix interest on CAD 1.5 billion of Canadian dollar denominated debt at a weighted average fixed rate of 2.63% (excluding applicable margins) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margins) on CAD 300 million of U.S. dollar denominated debt. These contracts mature between October 31, 2014 and September 30, 2016.

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

Capital Expenditures

Telesat has entered into contracts for the construction and launch of the Telstar 12 VANTAGE satellite and other capital expenditures. The outstanding commitments relating to these capital expenditures were approximately CAD 152 million as of September 30, 2014. These expenditures may be funded from some or all of the following: cash and cash equivalents, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under the revolving facility.

Contractual Obligations

On September 5, 2014, we entered into the Settlement Agreement related to the ViaSat Suit. Loral’s portion of the payments due to ViaSat under the Settlement Agreement will be determined by way of the Dispute Resolution Agreement Proceedings which are expected to occur in December 2014. Other than obligations relating to settlement of the ViaSat Suit, there have not been any significant changes to Loral’s contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statement of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operations was $36.3 million for the nine months ended September 30, 2014.

Net cash used in operating activities by continuing operations was $10.4 million for the nine months ended September 30, 2014, consisting primarily of a $10.1 million cash use attributable to income from continuing operations adjusted for non-cash operating items and a $3.5 million decrease in pension and other post retirement liabilities, partially offset by a $2.7 million reduction to income taxes receivable (net) and a $0.4 million increase in accrued expenses and other current liabilities.

Net cash used by operating activities from discontinued operations was $25.9 million for the nine months ended September 30, 2014 consisting primarily of an advance of $20 million to ViaSat pursuant to the Settlement Agreement and payment of $10.7 million of indemnified litigation costs related to the ViaSat Suit, partially offset by reimbursement by SS/L of its $5.4 million final share of litigation costs related to the ViaSat Suit.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2014 was $72.8 million.

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2014 was $5.4 million consisting primarily of a tax indemnification recovery received from Telesat.

Net cash provided by investing activities from discontinued operations for the nine months ended September 30, 2014 was $67.3 million consisting primarily of the receipt of principal under the Land Note.

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2013 was $1.1 million relating to the proceeds from the sale of our ownership interests in an affiliate.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $1.9 million relating to excess tax benefits associated with stock-based compensation.

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

Interest

During the third quarter of 2014, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of September 30, 2014 and December 31, 2013.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on Telesat’s U.S. dollar denominated debt financing. As of September 30, 2014, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of September 30, 2014 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables, deferred satellite performance incentive payments and debt financing.

For the nine months ended September 30, 2014, approximately 49% of Telesat’s revenues and a substantial portion of its expenses, indebtedness and capital expenditures were denominated in U.S. dollars. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of September 30, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $124 million. This analysis assumes that all other variables, in particular, interest rates, remain constant.

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

Telesat uses the following instruments, as required:

•	forward currency contracts to fix the exchange rate on the settlement of cross-currency basis swaps and to hedge foreign currency risk related to the construction of satellites and interest payments;

•	cross-currency basis swaps to hedge the foreign currency risk on a portion of its U.S. dollar denominated debt; and

•	interest rate swaps to hedge the interest rate risk related to debt financing which is primarily variable rate financing.

Telesat’s derivative financial instruments also include embedded derivatives that are related to prepayment options included on its senior notes, as well as interest rate floors included in its Canadian and U.S. term loan B facilities.

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the sections of our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 14 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section.

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

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit 10.1 — Settlement Agreement, dated September 5, 2014, by and among ViaSat, Inc., Space Systems/Loral, LLC (f/k/a Space Systems/Loral, Inc.), Loral Space & Communications Inc., and (with respect to Section 4.2) MacDonald, Dettwiler and Associates Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2014)

Exhibit 10.2 — Release Agreement, dated September 5, 2014, by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2014)

Exhibit 10.3 — MDA/Loral Dispute Resolution, dated August 14, 2014, by and between Loral Space & Communications Inc. and MacDonald, Dettwiler and Associates Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2014)

Exhibit 31.1 — Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

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

Loral Space & Communications Inc.

/s/ John Capogrossi
John Capogrossi
Vice President, Chief Financial Officer, Treasurer and Controller
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: November 5, 2014

EXHIBIT INDEX

Exhibit 10.1 — Settlement Agreement, dated September 5, 2014, by and among ViaSat, Inc., Space Systems/Loral, LLC (f/k/a Space Systems/Loral, Inc.), Loral Space & Communications Inc., and (with respect to Section 4.2) MacDonald, Dettwiler and Associates Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2014)

Exhibit 10.2 — Release Agreement, dated September 5, 2014, by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2014)

Exhibit 10.3 — MDA/Loral Dispute Resolution, dated August 14, 2014, by and between Loral Space & Communications Inc. and MacDonald, Dettwiler and Associates Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2014)

Exhibit 31.1 — Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

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

