Form 10-K
period 2014-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2015-03-02
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

At February 13, 2015, 21,414,212 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

As of June 30, 2014, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $953,396,516

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

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

At December 31, 2014, Telesat provided satellite services to customers from its fleet of 14 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite and has another satellite, Telstar 12 VANTAGE, under construction. Telesat also manages the operations of additional satellites for third parties.

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

Broadcast

Telesat’s broadcast services business provided approximately 51% of its revenue for the year ended December 31, 2014. These services include:

DTH. Both Canadian DTH service providers (Bell TV and Shaw Direct) use Telesat’s satellites as a distribution platform for their services, delivering television programming, audio and information channels directly to customers’ homes. In addition, Telesat’s Anik F3 and Nimiq 5 satellites are used by EchoStar (DISH Network) for DTH services in the United States.

Video distribution and contribution. Major broadcasters, cable networks and DTH service providers use Telesat satellites for the full-time transmission of television programming. Additionally, Telesat provides certain broadcasters and DTH service providers bundled value-added services that include satellite capacity, digital encoding of video channels, authorization services and uplinking and downlinking services to and from Telesat satellites and earth station facilities.

Occasional use services. Occasional use services consist of satellite transmission services for the timely broadcast of video news, sports and live event coverage on a short-term basis enabling broadcasters to conduct on-the-scene transmissions using small, portable antennas.

Enterprise Services

Telesat’s enterprise services provided approximately 46% of its revenue for the year ended December 31, 2014. These services include:

Telecommunication carrier and integrator services. Telesat provides satellite capacity and end-to-end services for data and voice transmission to telecommunications carriers and integrators located throughout the world. These services include (i) connectivity and voice circuits to remote locations in Canada for customers such as Bell Canada and Northwestel and (ii) space segment services and terrestrial facilities for internet backhaul, cellular backhaul and services such as rural telephone and internet access to telecommunications carriers and network services integrators around the world.

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

Consulting & Other

Telesat’s consulting & other category provided approximately 3% of its revenues for the year ended December 31, 2014. Telesat’s consulting operations allow it to realize operating efficiencies by leveraging Telesat’s existing employees and the facility base dedicated to its core satellite communication business. With over 45 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide, having provided services to businesses and governments in over 40 countries across six continents. In 2014, Telesat’s international consulting business provided satellite-related services in approximately 14 countries.

Competitive Strengths

Telesat’s business is characterized by the following key competitive strengths:

Leading Global FSS Operator

Telesat is the fourth largest FSS operator in the world and the largest in Canada, with a strong and growing business. It has a leading position as a provider of satellite services in the North American video distribution market. Telesat provides services to both of the major DTH providers in Canada, Bell TV and Shaw Direct, which together have approximately 2.6 million subscribers, as well as to EchoStar (DISH Network) in the United States, which has approximately 14 million subscribers. Its international satellites are well positioned to serve a number of emerging, high growth markets and serve a range of important customers in those markets. Telstar 11N provides service to American, European and African regions and aeronautical and maritime markets of the Atlantic Ocean Region. Telstar 12 provides intercontinental connectivity from the Americas to the Middle East. Telstar 14R/Estrela do Sul 2 offers high powered coverage of the Americas, the Gulf of Mexico, the Caribbean and the North Atlantic Ocean Region (‘‘NAOR’’). Telstar 18 delivers video distribution and contribution throughout Asia and offers connectivity to the U.S. mainland via Hawaiian teleport facilities. Telesat’s current enterprise services customers include leading telecommunications service providers as well as a range of network service providers and integrators, which provide services to enterprises, governments and international agencies and multiple ISPs.

Blue Chip Customer Base

Telesat offers its broad suite of satellite services to more than 400 customers worldwide, which include some of the world’s leading television broadcasters, cable programmers, DTH service providers, ISPs, telecommunications carriers, corporations and government agencies. Over 45 years of operation, Telesat has established long-term, collaborative relationships with its customers and has developed a reputation for creating innovative solutions and providing services essential for its customers to reach their end users. Telesat’s customers represent some of the strongest and most financially stable companies in their respective industries. These customers frequently commit to long-term contracts for Telesat’s services, which enhances the predictability of its future revenues and cash flows and supports its future growth.

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

Business Strategy

Telesat’s commitment to providing strong customer service and its focus on innovation and technical expertise has allowed it to successfully build its business to date. Building on its existing contractual revenue backlog, Telesat’s focus is on increasing the utilization of its existing satellite capacity, maintaining its operating efficiency and, in a disciplined manner, using its strong cash flow to grow in-orbit satellite capacity and strengthen its business.

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

The satellite industry is characterized by a relatively fixed cost base that allows significant revenue growth with relatively minimal increases in operating costs, particularly for sales of satellite capacity. Thus, Telesat anticipates that it can increase its revenues without proportional increases in its operating expenses, allowing for expansion of its margins. Telesat expects to continually review all aspects of its business to contain operating costs and to maintain and potentially improve operating efficiency. To further enhance liquidity, Telesat has a $140 million revolving credit facility that can be used for general corporate purposes including working capital and capital expenditures of which no amount was outstanding at December 31, 2014.

Market and Competition

Telesat is a leading global FSS operator in a highly competitive industry, and Telesat competes against other global, regional and national satellite operators and with providers of terrestrial-based communications services.

Fixed Satellite Operators

Other global FSS operators are Intelsat S.A. (‘‘Intelsat’’), SES S.A. (‘‘SES’’) and Eutelsat S.A. (“Eutelsat”). Telesat also competes with a number of nationally or regionally focused FSS operators around the world.

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

Regional and domestic providers: Telesat also competes against regional FSS operators, including:

•	in North America: Ciel, ViaSat/WildBlue, HNS/EchoStar and Hispasat;

•	in Europe, Middle East, Africa: Arabsat, Nilesat, Hellas Sat, RSCC, Yahsat, Turksat and Spacecom;

•	in Asia: AsiaSat, Measat, Thaicom, APT, PT Telkom, Optus and Asia Broadcast Satellite; and

•	in Latin America: Star One, Arsat, Hispasat and Hispamar.

A number of other countries have domestic satellite systems against which Telesat competes in those markets.

The Canadian government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization commitments to liberalize trade in basic telecommunications services. As of January 2015, approximately 87 non-Canadian FSS satellites are listed as having been approved by Industry Canada for use in Canada. Three of these are Telesat satellites licensed by other administrations and one is a satellite on which Telesat owns the Canadian-coverage capacity. The growth in satellite service providers using or planning to use Ka-band, including Avanti Communications, O3b, ViaSat/WildBlue, Eutelsat, HNS/EchoStar, Inmarsat, SES, Yahsat and others, will result in increased competition.

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

Satellite Fleet & Ground Resources

As of December 31, 2014, Telesat had 14 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite.

Telesat also has ground facilities located around the world, providing both control services to its satellite fleet, as well as to the satellites of other operators as part of its consulting services offerings. Telesat’s primary satellite control center (“SCC”) is located at its headquarters in Ottawa, Ontario, with a second SCC located in Allan Park, Ontario. Other SCCs are located in Rio de Janeiro, Brazil (used to operate Telstar 14R/Estrela do Sul 2) and Mount Jackson, Virginia (backup SCC for Telstar satellites). In addition, Telesat leases other technical facilities that provide customers with a host of teleport and hub services.

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

The table below summarizes selected data relating to Telesat’s owned in-orbit satellite capacity as of December 31, 2014:

	Orbital Location		Manufacturer’s	Expected End-of-
	Regions Covered	Launch Date	End-of-Service Life	Orbital Maneuver Life(1)	Frequency(2)	Model
Anik F1	107.3°WL South America	November 2000	2016	2022	C/Ku	BSS702 (Boeing)
Anik F1R(3)	107.3° WL North America	September 2005	2020	2023	C/Ku/L	E3000 (EADS Astrium)
Anik F2	111.1° WL Canada, Continental United States	July 2004	2019	2027	C/Ku/Ka	BSS702 (Boeing)
Anik F3	118.7° WL Canada, Continental United States	April 2007	2022	2026	C/Ku/Ka	E3000 (EADS Astrium)
Anik G1	107.3° WL Canada, South America	April 2013	2028	2039	C/Ku/X	SS/L 1300
Nimiq 1	Not Applicable (4)	May 1999	2011	2021	Ku	A2100 AX (Lockheed Martin)
Nimiq 2	109.2° WL North, Central and South America	December 2002	2015	2021	Ku/Ka	A2100 AX (Lockheed Martin)
Nimiq 4	82° WL Canada	September 2008	2023	2027	Ku/Ka	E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada, Continental United States	September 2009	2024	2035	Ku	SS/L 1300
Nimiq 6	91.1º WL Canada	May 2012	2027	2048	Ku	SS/L 1300
Telstar 11N	37.55° WL North and Central America, Europe, Africa and the maritime Atlantic Ocean region	February 2009	2024	2026	Ku	SS/L 1300
Telstar 12	15°WL Eastern United States, SE Canada, Europe, Russia, Middle East, South Africa, portions of South and Central America	October 1999	2012	2017	Ku	SS/L 1300
Telstar 14R/Estrela	63°WL Brazil and	May 2011	2026	2024	Ku	SS/L 1300
do Sul 2	portions of Latin America, North America, Atlantic Ocean
Telstar 18(5)	138° EL India, South East Asia, China, Australia and Hawaii	June 2004	2017	2018	C/Ku	SS/L 1300

(1)	Telesat’s current estimate of when each satellite will be decommissioned, taking account of anomalies and malfunctions the satellites have experienced to date and other factors such as remaining fuel levels, consumption rates and other available engineering data. These estimates are subject to change and it is possible that the actual orbital maneuver life of any of these satellites will be shorter than Telesat currently anticipates. Further, it is anticipated that the payload capacity of each satellite may be reduced prior to the estimated end of orbital maneuver life. For example, Telesat currently anticipates that it will need to commence the turndown of transponders on Anik F1 prior to the end of orbital maneuver life, as a result of further degradation in available power.

(2)	Includes the direct broadcast satellite (“DBS”) Ku-Band, extended C-band and extended Ku-band in certain cases.

(3)	Telesat does not provide service in the L-band. The L-band payload is licensed to Telesat’s customer by the FCC.

(4)	Nimiq 1 is currently located in a non-Telesat orbital slot.

(5)	Includes 16.6 MHz of C-band capacity provided to the Government of Tonga in lieu of a cash payment for the use of the orbital location. The satellite carries additional transponders (the “APT transponders”), as to which APT has a prepaid lease through the end of life of the satellite in consideration for APT’s funding a portion of the satellite’s cost. This transaction was accounted for as a sales-type lease, because substantially all of the benefits and risks incident to the ownership of the leased transponders were transferred to APT. Telesat has agreed with APT among other things that if Telesat is able to obtain the necessary approvals and licenses from the U.S. government under U.S. export laws, it would transfer title to the APT transponders on Telstar 18 to APT, as well as a corresponding interest in the elements on the satellite that are common to or shared by the APT transponders and the Telesat transponders. As required under its agreement with APT, Telesat acquired two transponders from APT for an additional payment in August 2009.

In addition, Telesat has rights to satellite capacity on other satellites including the Ka-band Canadian payload consisting of nine user beams on ViaSat-1.

Satellite Services Performance(1)

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco. We use the equity method of accounting for our investment in Telesat Holdco, and its results are not consolidated in our financial statements. Our share of the operating results from our investment in this company is included in equity in net (loss) income of affiliates in our consolidated statements of operations and our investment is included in investments in affiliates in our consolidated balance sheets (see Note 6 to the Loral consolidated financial statements).

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Revenue:
Total segment revenues	$837,440	$867,914	$846,148
Affiliate eliminations(2)	(837,440)	(867,914)	(846,148)
Revenues from satellite services as reported	$—	$—	$—
Operating income:
Total segment operating income	$443,371	$435,294	$353,531
Affiliate eliminations(2)	(443,371)	(435,294)	(353,531)
Operating income from satellite services after eliminations	$—	$—	$—

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented.

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat which is reflected in our consolidated financial statements under the equity method of accounting.

Total Telesat assets were $4.6 billion, $4.9 billion and $5.3 billion as of December 31, 2014, 2013 and 2012, respectively. The decrease in total assets from December 31, 2013 to December 31, 2014 is primarily the result of the change in foreign exchange rates. Backlog was approximately $3.9 billion and $4.7 billion as of December 31, 2014 and 2013, respectively. The decrease in backlog is due to revenues recognized and exchange rate changes, partially offset by new orders. It is expected that approximately 15% of the backlog at December 31, 2014 will be recognized as revenue by Telesat in 2015.

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

Subsequent to the closing of the Sale and pursuant to the Purchase Agreement, Loral, in December 2012, paid MDA $6.5 million as a result of the resolution of a contingency. Also, in April 2013, pursuant to the Purchase Agreement, we completed the final allocation of qualified pension plan assets between Loral and SS/L (see Note 13 to the Loral consolidated financial statements).

The transaction was taxable, and, for tax purposes, treated as a sale of assets.

Under the terms of the Purchase Agreement, Loral agreed to indemnify SS/L from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. In September 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of December 31, 2014, the total principal and accrued interest amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $55.2 million.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of December 31, 2014, Loral has paid $20.8 million toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in January 2015 and is obligated to make eight additional equal quarterly payments to ViaSat through January 2017 totaling $22.5 million inclusive of interest at 3.25% per year.

The Land Note, originally issued at closing, provided for interest at the rate of 1% per annum with amortization in three equal annual installments on each March 31, commencing March 31, 2013. The Land Note was amended as described below and is backed by a letter of guarantee from Royal Bank of Canada.

On March 28, 2013, Loral and MDA amended the Purchase Agreement to modify SS/L’s capped cost sharing obligations related to Loral’s indemnification of SS/L for damages in the ViaSat Suit and also amended the Land Note to defer to March 31, 2014 the due date of the principal payment from MDA to Loral of $33.7 million due originally on March 31, 2013 with an increase in the interest rate applicable to this tranche of the Land Note from 1.0% to 1.5% effective as of April 1, 2013. Loral received a principal payment of $67.3 million on March 31, 2014 and is due to receive the remaining principal of $33.7 million on March 31, 2015.

Other

We also own 56% of XTAR, LLC (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos S.A. (“Hisdesat”). We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. XTAR owns and operates an X-band satellite, XTAR-EUR located at 29o E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases 7.2 72 MHz X-band transponders on the Spainsat satellite located at 30o W.L. owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide X-band services to the U.S. Department of Defense, U.S. Department of State, various agencies of the Spanish Government and the Norwegian Ministry of Defense. For more information on XTAR see Note 6 to the Loral consolidated financial statements.

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

Telesat is a Canadian carrier under the Telecommunications Act (Canada), or the Telecom Act. The Telecom Act authorizes the Canadian Radio-Television and Telecommunications Commission (“CRTC”) to regulate various aspects of the provision of telecommunications services by Telesat and other telecommunications service providers. Under the current regulatory regime, Telesat has pricing flexibility subject to a price ceiling on certain full period FSS services offered in Canada under minimum five-year arrangements, and otherwise Telesat is not required to file tariffs for approvals. Telesat’s DBS services offered within Canada are also subject to CRTC regulation, but have been treated as distinct from its FSS services and facilities. Telesat requires CRTC approval of customer agreements relating to the sale of DBS capacity in Canada, including the rates, terms and conditions of service set out therein. Section 28(2) of the Telecom Act provides that the CRTC may allocate satellite capacity to particular broadcasting undertakings if it is satisfied that the allocation will further the implementation of the broadcasting policy for Canada. The exercise by the CRTC of its rights under section 28(2) of the Telecommunications Act could affect Telesat’s relationship with existing customers, which could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. In 2014, the CRTC undertook an inquiry to examine satellite transport services offered in Canada, including the rates charged by satellite operators.

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

Industry Canada traditionally licensed satellite radio spectrum using a competitive licensing process. In 2012, Industry Canada conducted a public consultation on the licensing framework for FSS and BSS in Canada. As a result of the consultation, changes in policy were announced in November 2013. Effective January 6, 2014, all FSS and BSS licenses are awarded to qualified applicants on a first-come, first-served basis and spectrum licenses have replaced radio licenses. The term of spectrum licenses is 20 years, with a high expectation of renewal. Industry Canada may, however, issue licenses with a shorter term. Industry Canada is also reviewing the license fees it will charge spectrum license holders and in December 2014 published a notice seeking public comments on its fee proposal but has not yet implemented any changes.

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

Since November 2000, pursuant to the CRTC’s Decision CRTC 2000-745, virtually all telecommunications service providers are required to pay contribution charges based on their Canadian telecommunications service revenues, minus certain deductions (e.g., retail Internet and paging revenues, terminal equipment sales and inter-carrier payments). The contribution rate varies from year to year. It was initially set at 4.5% of eligible revenues but was significantly reduced in subsequent years. The rate for 2014 was 0.55%, and an interim rate of 0.56% has been established by the CRTC for 2015.

United States Regulatory Environment

The Federal Communications Commission (“FCC”) regulates the provision of satellite services to, from, or within the United States.

Telesat has chosen to operate its U.S.-authorized satellites, Telstar 11N and Telstar 12, on a non-common carrier basis. Consequently, it is not subject to rate regulation or other common carrier regulations enacted under the Communications Act of 1934. Telesat pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the FCC for interstate/international telecommunications, and contribution charges to the FCC’s Universal Service Fund (“USF”) based on eligible United States telecom revenues are paid on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is currently set at 16.8% for the first quarter of 2015. At the present time, the FCC does not assess USF contributions with respect to bare transponder capacity (i.e. agreements for space segment only). Telesat’s United States telecom revenues that are USF eligible are currently small and its USF payments are not material.

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

In 1999, the United States State Department published amendments to the International Traffic in Arms Regulations (“ITAR”) which included satellites on the list of items requiring export licenses. Effective November 2014, further amendments to the ITAR transferred jurisdiction of certain satellites and related technology to the Export Administration Regulations administered by the Commerce Department, which also impose license requirements in specified circumstances. These ITAR provisions have limited Telesat’s access to technical information and have had a negative impact on Telesat’s international consulting revenues.

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

Regulation Outside Canada and the United States

The Brazilian national telecommunications agency, ANATEL, has authorized Telesat, through its subsidiary, Telesat Brasil Capacidade de Satélites Ltda. (“TBCS”), to operate a Ku-band FSS satellite at the 63° WL orbital location. In December 2008, TBCS entered into a new 15-year Concession Agreement with ANATEL which obligates TBCS to operate the satellite in accordance with Brazilian telecommunications law and contains provisions to enable ANATEL to levy fines for failure to perform according to the Concession terms.

Telesat, through its subsidiary Telesat Satellite LP, owns Telstar 18, which operates at the 138° EL orbital location under an agreement with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga. APT is the direct interface with the Tonga regulatory bodies. Because Telesat gained access to this orbital location through APT, there is uncertainty with respect to its ability to maintain access to this orbital location and the frequencies for replacement satellites.

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

Landing Rights and Other Regulatory Requirements

In addition to regulatory requirements governing the use of orbital locations, most countries regulate transmission signals to, and for uplink signals from, their territory. Telesat has landing rights in major market countries worldwide. In many jurisdictions, landing rights are granted on a per satellite basis and applications must be made to secure landing rights on replacement satellites.

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

Once a member state has filed with the ITU-BR its proposed use of frequencies at a given orbital location, other member states inform that member state and the ITU-BR of any intended use that has the potential to cause interference to either existing operations, or operations that may occur in accordance with priority rights. The member states are then obligated to negotiate with each other in an effort to coordinate the proposed uses and resolve interference concerns. If all outstanding issues are resolved in accordance with the various procedures of the ITU Radio Regulations, the frequencies are entered into the ITU’s Master Register (“MIFR”). Registered frequencies are entitled under international law to interference protection from subsequent or nonconforming uses.

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

PATENTS AND PROPRIETARY RIGHTS

As of December 31, 2014, Telesat had seven patents, all in the United States. These patents expire between 2018 and 2027. Telesat also has several pending domestic and international patent applications.

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

FOREIGN OPERATIONS

Telesat’s revenues from non-U.S. customers, primarily in Canada, Asia, Europe and Latin America represented 68%, 69% and 68% of its consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, 2013 and 2012, substantially all of its long-lived assets were located outside of the United States, primarily in Canada, with the exception of in-orbit satellites. (See Item 1A – “Risk Factors – Telesat is subject to risks associated with doing business internationally.”)

EMPLOYEES

As of December 31, 2014, Loral had 22 full time employees.

As of December 31, 2014, Telesat and its subsidiaries had approximately 419 full and part time employees, approximately 3% of whom are subject to collective bargaining agreements. Telesat’s employee body is primarily comprised of professional engineering, sales and marketing staff, administrative staff and skilled technical workers. Telesat considers its employee relations to be good.

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

At December 31, 2014, Telesat had outstanding indebtedness of CAD 3.6 billion, which matures between 2017 and 2019, and additional borrowing capacity of CAD 140 million under its revolving facility, based on a U.S. dollar/Canadian dollar exchange rate of $1.00/CAD 1.1621. Approximately CAD 2.6 billion of this total borrowing capacity is debt that is secured by substantially all of the assets of Telesat. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat.

Borrowings under Telesat’s senior secured credit facilities are at variable rates of interest and expose Telesat to interest rate risk. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a CAD 6.7 million change in annual interest expense on indebtedness under the senior secured credit facilities. Telesat has entered into, and in the future it may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. Telesat may not, however, maintain interest rate swaps with respect to all or any of its variable rate indebtedness, and any swaps Telesat enters into may not fully mitigate its interest rate risk, may prove disadvantageous or may create additional risks.

As of December 31, 2014, Telesat’s debt denominated in U.S. dollars was $2.6 billion, all of which was unhedged with respect to foreign exchange rates. Changes in exchange rates impact the amount that Telesat pays in interest and may significantly increase the amount that Telesat is required to pay in Canadian dollar terms to redeem the indebtedness either at maturity, or earlier if redemption rights are exercised or other events occur which require Telesat to offer to purchase the indebtedness prior to maturity, and to repay funds drawn under its US-dollar denominated facility. Unfavorable exchange rate changes could affect Telesat’s ability to repay or refinance this debt.

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

Portions of Telesat’s revenue, expenses and debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate may have a negative impact on Telesat’s financial results and affect the ability of Telesat to repay or refinance its borrowings. Telesat’s main currency exposures as of December 31, 2014 lie in its U.S. dollar denominated cash and short term investments and debt financing. In addition, approximately 49% of Telesat’s revenues for 2014, a substantial portion of its expenses and its capital expenditures are denominated in U.S. dollars. To date, Telesat’s use of forward currency contracts and other currency hedges has been limited and may not adequately protect it from foreign currency risk. As a result of a decrease in the value of the Canadian dollar during 2014, Telesat recorded a mainly non-cash foreign exchange loss of approximately $232 million, prior to the impact of any hedging instruments. As of December 31, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $122 million. This analysis assumes all other variables remain constant.

Loral reports its investment in Telesat using the equity method of accounting. Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how our financial results as they relate to Telesat are reported in our consolidated financial statements. During 2014, the exchange rate moved from US$1.00/CAD 1.0623at December 31, 2013 to US$1.00/CAD 1.1621 at December 31, 2014.

While we own 62.8% of Telesat on an economic basis, we own only 32.7% of its voting stock and therefore do not have the right to elect or appoint a majority of the members of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.

While we own 62.8% of the economic interests in Telesat, we hold only 32.7% of its voting interests. Although the restrictions on foreign ownership of Canadian satellites have been removed by the government of Canada, we are still subject to our shareholders agreement with the Public Sector Pension Investment Board (“PSP”) and the articles of incorporation of Telesat Holdco, which do not allow us to own more voting stock of Telesat Holdco than we currently own. Also, under our shareholders agreement, the governance and management of Telesat is vested in its 10-member Board of Directors, comprised of three Loral-appointed directors, three PSP-appointed directors and four independent directors, two of whom also own Telesat shares with nominal economic value and 31.06% and 6.82% of the voting interests for Telesat directors, respectively. While we own a greater voting interest in Telesat than any other single stockholder with respect to election of directors and we and PSP, which owns 29.4% of the voting interests for directors and 67.3% of the voting interests for all other matters, together own a majority of Telesat’s voting power, circumstances may occur where our interests and those of PSP diverge or are in conflict. For example, it is likely that any strategic transaction involving our ownership interests in Telesat that we wish to pursue will require the cooperation of PSP, and PSP may not share our objectives or wish to pursue transactions in which we are interested or any transaction at all. In the event that our interests differ from those of PSP, PSP, with the agreement of at least three of the four independent directors, may, subject to veto rights that we have under Telesat’s shareholders agreement, cause Telesat to take actions contrary to our wishes. These veto rights are, however, limited to certain extraordinary actions — for example, the incurrence of more than $100 million of indebtedness or the purchase of assets at a cost in excess of $100 million. Moreover, our right to block these actions under the shareholders agreement falls away if, subject to certain exceptions, either (i) ownership or control, directly or indirectly by Dr. Mark H. Rachesky (President of MHR Fund Management LLC, or MHR, which, through its affiliated funds is our largest stockholder) of our voting stock falls below certain levels other than in certain specified circumstances or (ii) there is a change in the composition of a majority of the members of Loral’s board of directors over a consecutive two-year period without the approval of the incumbent directors.

We may face indemnification claims from our sale of SS/L.

In the fourth quarter of 2012, we completed the sale of our subsidiary, SS/L, to MDA. Under the terms of the purchase agreement related to the SS/L sale, we are obligated to indemnify MDA for (1) pre-closing taxes; and (2) Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement) relating to the ViaSat lawsuit, subject to certain sharing formulas and caps. Although the ViaSat lawsuit has been settled and we have been released by MDA, MDA Holdings and SS/L from any further indemnification obligations relating thereto, we remain obligated to indemnify MDA for pre-closing taxes. MDA has the right to offset against payments due to us under the Land Note, amounts that have been finally determined to be due pursuant to indemnification claims. In certain circumstances, MDA has the right to deposit amounts due to us under the Land Note in escrow until pending indemnification claims are resolved. Indemnification claims under the Purchase Agreement could exceed amounts due to us pursuant to the Land Note requiring us to use our existing liquidity to pay such claims. To date, MDA has submitted one unresolved claim for indemnification which relates to pre-closing taxes. We intend vigorously to contest the underlying tax assessment, but there can be no assurance that we will be successful. We may not be able to settle indemnification claims at or below the value recorded in our financial statements, and indemnification claims under the Purchase Agreement, whether pending now or made in the future, could have a material adverse effect on our financial condition, including liquidity, and results of operations.

We are jointly and severally liable together with MDA and SS/L for the ViaSat litigation settlement payments, and, if MDA and SS/L were to default on their share of the payments, we may not have sufficient liquidity to fund the missed payments.

In September 2014, we, SS/L and ViaSat settled the lawsuit brought in February 2012 by ViaSat against us and SS/L and an additional lawsuit brought in September 2013 by ViaSat against SS/L. The terms of the settlement agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the settlement agreement, with the remaining $60 million to be paid quarterly from October 15, 2014 through January 15, 2017 with interest. Loral and MDA have agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million due ViaSat. Pursuant to our agreement with MDA, as of January 31, 2015, Loral, on the one hand, and MDA and SS/L, on the other hand, is each obligated to make additional payments to ViaSat through January 2017 totaling $22.5 million and $32.5 million, respectively, including interest. Although we expect to have sufficient liquidity to fund our share of the payments due ViaSat, because the payment obligations to ViaSat are joint and several, if MDA and SS/L were to default on all or part of their payment obligations to ViaSat, Loral would be obligated to pay ViaSat any amounts not paid by MDA and SS/L. In such event, and depending on the extent and timing of the default by MDA and SS/L, we may not have sufficient liquidity to fund the payments not made by MDA and SS/L; if so, we would have to raise the shortfall through one or a combination of the following: proceeds from a strategic transaction, a rights offering or other equity or debt financing. There can be no assurance whether or when any strategic transaction may occur, and the future cost of raising funds through the capital markets may be expensive or those markets may be unavailable. Inability to raise the necessary funds could have a material adverse effect on our financial condition and results of operations.

Loral Space & Communications Inc., the parent company, is a holding company with no current operations; we are dependent on cash flow from our affiliates to meet our financial obligations.

Loral, the parent company, is a holding company with ownership interests in Telesat and XTAR. The parent company has no independent operations or operating assets and has ongoing cash requirements. The ability of Telesat and XTAR to make payments or distributions to the parent company, whether as dividends or as payments under applicable management and consulting agreements or otherwise, will depend on their operating results, including their ability to satisfy their own cash flow requirements, and obligations including, without limitation, their debt service obligations. Moreover, covenants contained in the debt agreements of Telesat impose limitations on its ability to dividend funds to the parent company. Even if the applicable debt covenants would permit Telesat to pay dividends, the parent company will not have the ability to cause Telesat to do so. See above “While we own 62.8% of Telesat on an economic basis, we own only 32.7% of its voting stock and therefore do not have the right to elect or appoint a majority of the members of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.” Likewise, any dividend payments by XTAR would require the prior consent of our Spanish partner in the joint venture.

The parent company earns a consulting fee of $5.0 million a year from Telesat. Telesat’s loan documents generally permit this consulting fee from Telesat to be paid to the parent company in cash except if the senior secured leverage ratio under Telesat’s credit and note agreements is greater than 5.25 to 1.0. When the ratio is greater than 5.25 to 1.0, the consulting fee is paid through the issuance of promissory notes to Loral with an annual interest rate of 7% and a maturity date of October 31, 2018.  Whether Telesat meets the financial performance criteria to enable payment is dependent upon, among other things, foreign exchange rates which are constantly fluctuating. We had no notes receivable from Telesat as of December 31, 2014 and 2013, related to payment of consulting fees. It is uncertain at this time whether Telesat will be permitted to continue to pay the consulting fee in cash in the future.

In connection with our assignment in March 2011 to Telesat of our interest in the Canadian payload on the Viasat-1 satellite, Telesat agreed that, if it obtains certain supplemental capacity on the payload, Loral will be entitled to receive one-half of any net revenue actually earned by Telesat in connection with the leasing of such supplemental capacity to its customers until December 2015 using the supplemental capacity. Loral earned $1.0 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively, and had a receivable of $0.3 million as of December 31, 2014 and 2013 under this revenue share. There can be no assurance that Loral will receive significant revenues in 2015 under this agreement.

Our equity interest in XTAR became impaired in 2014 and in the future may become further impaired or written off.

As a result of a significant decline in XTAR’s revenues in 2014 and a reassessment of our revenue expectations for XTAR in future years, we determined that our equity interest in XTAR was impaired and have included, for the year ended December 31, 2014, a charge of $18.7 million in equity in net (loss) income of affiliates. If XTAR’s revenues continue to decline in future years, the level of impairment may increase, and we may have to take additional charges to our investment in XTAR, and, depending on the level of any future impairment, our investment may have to be written off completely. Additional impairment charges or completely writing off our XTAR investment could have a material adverse effect on our results of operations.

XTAR has not generated sufficient revenues to meet all of its substantial contractual obligations, and XTAR may be unable to pay these obligations when due, which could ultimately result in a restructuring of XTAR.

XTAR’s take-up rate in its service has been slower than anticipated, and, in fact, in recent years revenues have been declining. For example, XTAR’s revenues declined by approximately 17% from 2013 to 2014. As a result, XTAR has deferred certain payments owed to us, Hisdesat and Telesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite. These lease obligations were $25 million in 2014 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite, which is estimated to be in 2021. In addition, XTAR has entered into an agreement with Hisdesat whereby the past due balance on the Spainsat transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, became payable to Hisdesat over 12 years through annual payments of $5 million. The $5 million payment due during 2015 may be deferred as necessary until December 31, 2015, with interest on any deferred amounts capitalized. XTAR’s lease and other obligations to Hisdesat, which will aggregate in excess of $200 million over the remaining life of the satellite as of December 31, 2014, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these obligations, as well as payments of other amounts owed to us, Hisdesat and Telesat in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these obligations will continue to accrue and grow, and, absent agreement to further defer all or some these obligations, XTAR may be unable to pay them when due, which could have a material and adverse effect on our equity interest in XTAR and ultimately could result in a restructuring of XTAR. As of December 31, 2014, $6.8 million was due to Loral from XTAR.

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

Telesat periodically reviews the expected orbital maneuver life of each of its satellites using current engineering data. A reduction in the orbital maneuver life of any of Telesat’s satellites could result in a reduction of the revenues generated by that satellite, the recognition of an impairment loss and an acceleration of capital expenditures. To the extent Telesat is required to reduce the available payload capacity prior to the end of a satellite’s orbital maneuver life, its revenues from the satellite would be reduced.

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

Telesat’s current satellite insurance does not protect it against all satellite-related losses that it may experience, and it does not have in-orbit insurance coverage for all of the satellites in its fleet. As of December 31, 2014, the total net book value of Telesat’s five in-orbit satellites for which it does not have insurance is approximately CAD 70 million. Telesat’s insurance does not protect it against business interruption, loss of revenues or delay of revenues. In addition, Telesat does not insure the net book value of performance incentives that may be payable to a satellite’s manufacturer as these are payable only to the extent that the satellite operates in accordance with contracted technical specifications. Telesat’s existing launch and in-orbit insurance policies include, and any future policies that Telesat obtains can be expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage or losses arising from acts of war, anti-satellite devices, electromagnetic or radio frequency interference and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for satellite health-related problems affecting Telesat’s satellites that are known at the time the policy is written or renewed. Any claims under existing policies are subject to settlement with the insurers and may, in some instances, be payable to Telesat’s customers.

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

Telesat is subject to significant and intensifying competition within the satellite industry and from other providers of communications capacity. Telesat’s failure to compete effectively would result in a loss of revenues and a decline in profitability, which would adversely affect Telesat’s business and results of operations, business prospects and financial condition.

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

The implementation of new technologies or the improvement of existing technologies may reduce the transponder capacity needed to transmit a given amount of information thereby reducing the total demand for capacity. For example, improvements in signal compression could allow Telesat’s customers to transmit the same amount of data using a reduced amount of capacity. The introduction of Ka-band, high throughput satellites, such as ViaSat-1 and Jupiter 1, which are able to transmit substantially more content per transponder than pre-existing Ka-band satellites, may decrease demand and/or prices for pre-existing Ka-band capacity as well as C-band and Ku-band capacity. Additional Ka-band, high throughput satellites are currently under construction. While Telesat owns the Canadian Payload on ViaSat-1, the introduction of more Ka-band, high throughput satellites by other operators into the markets in which Telesat participates could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Telesat’s business may be negatively impacted by the growth of ‘‘over-the-top’’ (“OTT”) video distribution (e.g., Netflix). This type of distribution involves delivery of broadcasting services through an internet service provider that is not involved in the control or distribution of the content itself. The growth of OTT distribution may have a negative impact on the demand for the services of some of Telesat’s large customers in the video distribution business and could result in lower demand for Telesat’s satellite capacity.

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

For the year ended December 31, 2014, Telesat’s top five customers together accounted for approximately 51% of its revenues. At December 31, 2014, Telesat’s top five backlog customers together accounted for approximately 85% of its backlog. If any of Telesat’s major customers chose to not renew its contract or contracts at the expiration of the existing terms or sought to negotiate concessions, particularly on price, that could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services (or becoming unable to pay for services they had contracted to buy). In addition, some of Telesat’s customers’ industries are undergoing significant consolidation, and Telesat’s customers may be acquired by each other or other companies, including by Telesat’s competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and Telesat’s customers may in the future default, on their obligations to Telesat due to bankruptcy, lack of liquidity, operational failure or other reasons. Such defaults could adversely affect Telesat’s revenue, operating margins and cash flows. If Telesat’s contracted revenue backlog is reduced due to the financial difficulties of its customers, Telesat’s revenue, operating margins and cash flows would be further negatively impacted.

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

In Canada, Telesat’s operations are subject to regulation and licensing by Industry Canada pursuant to the Radiocommunication Act (Canada) and by the CRTC, under the Telecommunications Act (Canada). Industry Canada has the authority to issue licenses, establish standards, assign Canadian orbital locations, and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for Industry Canada has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses, and to suspend or even revoke them. The CRTC has authority over the allocation (and reallocation) of satellite capacity to particular broadcasting undertakings. Some of Telesat’s service agreements are subject to CRTC approval. Telesat is required to pay different forms of ‘‘universal service’’ charges in Canada and have certain research and development obligations that do not apply to other satellite operators with which it competes. These rates and obligations could change at any time. In 2014, the CRTC commenced an inquiry to examine satellite transport services offered in Canada, including the rates charged by satellite operators. The results of that inquiry may affect Telesat’s regulatory framework and could result in more onerous restrictions being imposed on Telesat’s business or could otherwise have an adverse effect on Telesat’s operations and financial results.

In the United States, the FCC regulates the provision of satellite services to, from, or within the United States. Certain of Telesat’s satellites are owned and operated through a U.S. subsidiary and are regulated by the FCC. In addition, to facilitate the provision of FSS satellite services in C-, Ku- and Ka-band frequencies in the United States market, foreign licensed operators can apply to have their satellites placed on the FCC’s Permitted Space Station List. Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3 and Telstar 14R/Estrela do Sul 2 satellites are currently on this list. The export from the United States of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations, in particular the International Traffic in Arms Regulations (“ITAR”) which currently includes satellites on the list of items requiring export permits. These ITAR provisions have constrained Telesat’s access to technical information and have had a negative impact on its international consulting revenues. In addition, Telesat and its satellite manufacturers may not be able to obtain and maintain necessary export authorizations which could adversely affect its ability to procure new United States-manufactured satellites; control its existing satellites; acquire launch services; obtain insurance and pursue its rights under insurance policies; or conduct its satellite-related operations and consulting activities.

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

The ITU Radio Regulations also establish operating procedures for satellite networks and prescribe detailed coordination, notification and recording procedures. With respect to the frequencies used by commercial geostationary satellites, the ITU Radio Regulations set forth a process for protecting earlier-registered satellite systems from interference from later-registered satellite systems. In order to comply with these rules, Telesat must coordinate the operation of its satellites, including any replacement satellite that has performance characteristics that are different from those of the satellite it replaces, with other satellites. This process requires potentially lengthy and costly negotiations with parties who operate or intend to operate satellites that could affect or be affected by Telesat’s satellites. For example, as part of Telesat’s coordination effort on Telstar 12, Telesat agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat S.A. (“Eutelsat”) for the life of the satellite and has retained risk of loss with respect to those transponders. Telesat also granted Eutelsat the right to acquire, at cost, capacity on the replacement satellite for Telstar 12. In addition, the Russian Satellite Communications Company (“RSCC”) is launching a satellite to operate at 14° WL, adjacent to the location of Telesat’s Telstar 12 at 15° WL. In the fourth quarter of 2013, Telesat resolved a longstanding coordination issue with RSCC regarding priority rights over certain frequencies. Pursuant to its coordination agreement with RSCC, Telesat will be required to cease using certain frequencies on its Telesat 12 satellite as soon as RSCC’s satellite is launched and commences service, which will require Telesat to relocate some of its customers to alternate frequencies.

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

As of December 31, 2014, Telesat had outstanding senior secured credit facilities consisting of: a CAD 425 million term loan A maturing in March 2017; a CAD 138 million term loan B maturing in March 2019; and a $1.715 billion term loan B maturing in March 2019. Together with Telesat’s CAD 140 million revolving credit facility, the U.S. term loan B is subject to a springing maturity which will occur on February 13, 2017 if Telesat’s senior notes are not refinanced by that date. Telesat will need to refinance all or a portion of this indebtedness on or before maturity. Disruptions in the financial markets have occurred in the past and are likely to reoccur again in the future, which could make it more difficult to renew or extend the facilities at current commitment levels, on similar terms or at all. A reduced commitment from the lenders, increased borrowing costs or modification to the financial covenant would result in an increase in Telesat’s financing costs and/or a decrease in its liquidity, which could adversely affect Telesat’s growth, its financial condition, its results of operations and its ability to make debt payments, including repayments on the senior notes when they become due.

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

Any delays in the design, construction or launch of Telesat’s satellites could have a material adverse effect on its business, financial condition and results of operations. There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality Telesat requires, including Airbus Defense and Space, Thales Alenia Space, Boeing, Lockheed Martin, MELCO, Orbital and SS/L. There are also a limited number of suppliers able to launch such satellites, including International Launch Services, Arianespace, Mitsubishi Heavy Industries, Space X, Lockheed Martin and Sea Launch. Should any of Telesat’s suppliers’ businesses fail, it would reduce competition and could increase the cost of satellites and launch services. Adverse events with respect to any of Telesat’s manufacturers or launch suppliers could also result in the delay of the design, construction or launch of its satellites. General economic conditions may also affect the ability of Telesat’s manufacturers and launch suppliers to provide services on commercially reasonable terms or to fulfill their obligations in terms of manufacturing schedules, launch dates, pricing or other items. Even where alternate suppliers for such services are available, Telesat may have difficulty identifying them in a timely manner, it may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of its satellites. For example, many of Telesat’s recent launches were provided by International Launch Services, an entity owned by the Russian government. In response to the current situation involving the Russian Federation in the Ukraine, various governments have implemented, or are considering implementing, economic and other sanctions against Russia and its interests. U.S. law requires satellite manufacturers to obtain a license from the U.S. government for the export of certain prescribed U.S. technologies, if the export of the technology is to a Russian counterparty. Virtually all satellites manufactured outside of China contain prescribed U.S. technology. Should the U.S. implement sanctions having the effect of blocking the export of satellites containing prescribed U.S. technologies to Russian-controlled launch providers, it would lead to a reduction in launch alternatives and, as a result, could lead to increased launch costs in the future, which could have an adverse impact on Telesat’s business.

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

The assets on Telesat’s consolidated balance sheet as of December 31, 2014 include goodwill valued at approximately CAD 2,447 million and other intangible assets valued at approximately CAD 821 million. A valuation of goodwill and other intangible assets (such as orbital locations) with indefinite useful lives is undertaken on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount is likely to exceed their recoverable amount. Telesat measures for impairment using a projected discounted cash flow method and confirms the assessment using other valuation methods. If the asset’s carrying value is more than its recoverable amount, the difference is recorded as a reduction in the amount of the asset on the balance sheet and an impairment charge in the statement of earnings. Testing for impairment requires significant judgment by management to determine the assumptions used in the impairment analysis. Any changes in the assumptions used could have a material impact on the impairment analysis and result in an impairment charge. Telesat cannot predict whether an event that triggers impairment will occur, when it will occur or how it will affect the reported asset values. If Telesat’s goodwill or other intangible assets are deemed to be impaired in whole or in part, it could be required to reduce or write off such assets, which could have a material adverse effect on its financial condition.

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

Telesat’s operations internationally are subject to risks that are inherent in conducting business globally. Telesat is subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While Telesat’s employees and contractors are required to comply with these laws, Telesat cannot be sure that its internal policies and procedures will always protect it from violations of these laws, despite Telesat’s commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect Telesat’s business, performance, financial condition and results of operations.

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

Also, we have retained Michael B. Targoff, our former chief executive officer and president, as a consultant, in particular to provide assistance and guidance in the oversight of strategic matters relating to Telesat and XTAR. The consulting agreement may be terminated by either the Company or Mr. Targoff at any time for any reason or for no reason on ten days prior notice. There can be no assurance that Mr. Targoff will not terminate the agreement, and, were he to do so, the ability of the Company to pursue strategic alternatives with regard to Telesat and XTAR could be adversely affected.

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

As of December 31, 2014, various funds affiliated with MHR and Dr. Rachesky held approximately 38.0% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 57.1% of the outstanding common equity of Loral as of December 31, 2014. As of February 13, 2015, a representative of MHR occupies one of the seven seats on our board of directors. One seat on our board is occupied by a former managing principal of MHR, and one seat, previously occupied by a former managing principal of MHR, is currently vacant. In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Rachesky, of our voting stock falls below certain levels other than in certain specific circumstances or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period without the approval of the incumbent directors, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

There is a thin trading market for our voting common stock.

Trading activity in our voting common stock, which is listed on the NASDAQ National Market, has generally been light, averaging approximately 79,000 shares per day for the year ended December 31, 2014. Moreover, over 50% of our voting common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the voting common stock and non-voting common stock they hold in Loral that effectively eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral voting common stock and non-voting common stock that would also, if exercised, effectively eliminate such restrictions.

The market for our voting common stock could be adversely affected by future issuance of significant amounts of our voting common stock.

As of December 31, 2014, 21,414,212 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were also outstanding 84,213 vested restricted stock units. These restricted stock units may be settled either in cash or Loral voting common stock at the Company’s option. As of December 31, 2014, 1,319,533 shares of our voting common stock were available for future grants under our stock incentive plan. We may further amend our stock incentive plan in the future to provide for additional increases in the number of shares available for grant thereunder.

Sales of significant amounts of our voting common stock to the public, or the perception that those sales could happen, could adversely affect the market for, and the trading price of, our voting common stock. For example, if, MDA and SS/L were to default on their share of the ViaSat litigation settlement payments, we will be obligated to fund the shortfall and may have to do so by raising proceeds through a rights offering or other equity financing (see “We are jointly and severally liable together with MDA and SS/L for the ViaSat litigation settlement payments, and, if MDA and SS/L were to default on their share of the payments, we may not have sufficient liquidity to fund the missed payments” above).

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

As of December 31, 2014, we had various tax attributes including federal net operating loss carryforwards, or NOLs, of approximately $264.8 million, state NOLs, primarily California ($77.8 million), and federal and state tax credits, that are available to offset future tax liability (see Notes 2 and 8 to the Loral consolidated financial statements for a description of the accounting treatment of such tax attributes). As our reorganization on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these tax attributes existing at such effective date, is subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests, as determined on any applicable testing date. We would be adversely affected by an additional “ownership change” if, at the time of such change, the total market value of our equity multiplied by the federal applicable long-term tax exempt rate, which at December 31, 2014 was 2.8%, was less than $32.6 million. As of December 31, 2014, since the total market value of our equity ($2.4 billion) multiplied by the federal applicable long-term tax exempt rate was approximately $68 million, an “ownership change” as of that date would not have had an adverse effect.

We are subject to the Foreign Corrupt Practices Act.

We are subject to the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we, our intermediaries or companies in which we have an interest, such as Telesat and XTAR, fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

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

Item 3. Legal Proceedings

We discuss certain legal proceedings against the Company in the notes to the Loral consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 15 to the Loral consolidated financial statements for this discussion.

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

Our voting common stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral voting common stock as reported on the NASDAQ National Market from January 1, 2013 through December 31, 2014.

	High	Low
Year ended December 31, 2014
Quarter ended December 31, 2014	$81.53	$64.23
Quarter ended September 30, 2014	78.77	71.25
Quarter ended June 30, 2014	75.80	67.00
Quarter ended March 31, 2014	82.13	69.29
Year ended December 31, 2013
Quarter ended December 31, 2013	$81.36	$64.53
Quarter ended September 30, 2013	70.74	59.25
Quarter ended June 30, 2013	65.91	59.10
Quarter ended March 31, 2013	62.79	54.67

There is no established trading market for the Company’s non-voting common stock. All of the shares of non-voting common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act.

(b)  Approximate Number of Holders of Common Stock

At February 13, 2015, there were 222 holders of record of our voting common stock and five holders of record of our non-voting common stock.

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

(d)  Dividends

On March 28, 2012, our Board of Directors declared a special dividend of $13.60 per share for an aggregate dividend of $417.6 million. The dividend was paid on April 20, 2012 to holders of record of Loral voting and non-voting common stock as of April 10, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special dividend. As a result, options outstanding increased by 19,058 and restricted stock units (“RSUs”) increased by 6,875. Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President, who elected to receive the dividend at the $13.60 per share value, received 19,368 shares of Loral voting common stock, net of 18,774 shares to satisfy withholding taxes, in lieu of cash payments totaling $2.4 million on his RSU settlement date in June 2013 (see Note 10 to the Loral consolidated financial statements).

On November 7, 2012, in connection with the receipt of the proceeds from the Sale, our Board of Directors declared a special distribution of $29.00 per share for an aggregate distribution of $892.1 million. The special distribution was paid on December 4, 2012 to holders of record of Loral voting and non-voting common stock as of November 19, 2012. In accordance with Loral’s stock incentive plan, an equitable adjustment was made to outstanding stock-based awards to reflect the special distribution. Mr. Targoff, who elected to receive the special distribution related to his RSUs at the $29.00 per share value, received 41,300 shares of Loral voting common stock, net of 40,033 shares to satisfy withholding taxes, in lieu of cash payments totaling $5.1 million on his RSU settlement date in June 2013 (see Note 10 to the Loral consolidated financial statements).

Loral’s ability to pay additional dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors.

(e)  Securities Authorized for Issuance under Equity Compensation Plans

See Note 11 to the Loral consolidated financial statements for information regarding the Company’s stock incentive plan. Compensation information required by Item 11 will be presented in the Company’s 2015 definitive proxy statement which is incorporated herein by reference or by an amendment to this Annual Report on Form 10-K.

(f)  Comparison of Cumulative Total Returns

Set forth below is a graph comparing the cumulative performance of our voting common stock with the NASDAQ Composite Index and the NASDAQ Telecommunications Index from December 31, 2009 to December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in each of our voting common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.

Item 6. Selected Financial Data

The following table sets forth our selected historical financial and operating data for each of the five years in the period ended December 31, 2014.

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

LORAL SPACE & COMMUNICATIONS INC.

(In thousands, except per share data)

	Year Ended December 31,
	2014		2013		2012	2011		2010
Statement of operations data:
Income (loss) from continuing operations before equity in net (loss) income of affiliates(1)		$75		$(17,371)	$66,102		$(53,721)		$301,964
Equity in net (loss) income of affiliates(2)		(1,502)		38,827	34,340		106,329		85,625
(Loss) income from continuing operations		(1,427)		21,456	100,442		52,608		387,589
(Loss) income from discontinued operations, net of tax(3)		(24,402)		(4,877)	320,649		74,566		99,752
Net (loss) income attributable to common shareholders		(25,829)		16,579	421,322		126,677		486,846
(Loss) income per share:
Basic (loss) income per share
Continuing operations		$(0.05)		$0.70	$3.27		$1.72		$12.88
Discontinued operations		(0.79)		(0.16)	10.45		2.41		3.30
		$(0.84)		$0.54	$13.72		$4.13		$16.18
Diluted (loss) income per share
Continuing operations		$(0.05)		$0.67	$3.22		$1.54		$12.42
Discontinued operations		(0.79)		(0.16)	10.35		2.38		3.21
		$(0.84)		$0.51	$13.57		$3.92		$15.63
Dividend and Distribution Data:
Cash dividends declared	$	―	$	―	$417,606	$	―	$	―
Per share		―		―	13.60		―		―
Cash distributions declared		―		―	892,147		―		―
Per share		―		―	29.00		―		―

	December 31,
	2014	2013	2012	2011	2010
Balance sheet data:
Cash and cash equivalents	$51,433	$5,926	$87,370	$197,114	$165,801
Total assets	304,626	327,740	378,992	1,836,153	1,754,909
Non-current liabilities	113,262	110,120	121,015	485,598	414,013
Total liabilities	128,986	119,830	192,531	888,568	853,960
Loral shareholders’ equity	175,640	207,910	186,461	946,459	900,320

(1)	During 2012, we recorded an $86.7 million income tax benefit after the statute of limitations for assessment of additional tax expired with regard to certain uncertain tax positions related to Old Loral and several of our federal and state income tax returns filed for 2007 and 2008 (see Note 8 to the Loral consolidated financial statements). During the fourth quarter of 2010, we determined, based on all available evidence, that a full valuation allowance was no longer required on our deferred tax assets and, therefore, $335.3 million of the valuation allowance was reversed as an income tax benefit.

(2)	Our principal affiliate is Telesat. Loral also has investments in XTAR and joint ventures providing Globalstar service, which are accounted for under the equity method.

(3)	(Loss) income from discontinued operations resulted from the sale of our wholly-owned subsidiary, SS/L, to MDA, in 2012. (see Notes 1, 3 and 15 to the Loral consolidated financial statements). In 2014, the loss from discontinued operations primarily comprises an increase to our indemnification liability related to the sale of SS/L pursuant to the ViaSat Suit Settlement Agreement and Allocation Agreement, and, in 2012, we recorded a gain of $308.6 million, net of tax, on the sale of SS/L, which closed on November 2, 2012.

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

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco, the world’s fourth largest satellite operator with approximately $3.9 billion of backlog as of December 31, 2014.

At December 31, 2014, Telesat provided satellite services to customers from its fleet of 14 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite and has another satellite, Telstar 12 VANTAGE, under construction.

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

Telesat anticipates that the relatively fixed cost nature of the business, combined with increasing demand for satellite services, will produce growth in operating income and cash flow.

In 2015, Telesat will remain focused on: increasing utilization on its existing satellites; the construction and launch of Telstar 12 VANTAGE; identifying and pursuing opportunities to expand its satellite fleet; and maintaining cost and operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 49% of Telesat’s revenues received in Canada for the year ended December 31, 2014, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2014, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of December 31, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $122 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, SS/L, to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, in a series of transactions, Loral received total cash payments of $967.9 million plus, for the sale of certain real estate used in connection with SS/L’s business, a three-year promissory note in the principal amount of $101 million (the “Land Note”). Transaction costs related to the Sale were $35.2 million.

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

Under the terms of the Purchase Agreement, Loral agreed to indemnify SS/L from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. In September 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of December 31, 2014, the total principal and accrued interest amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $55.2 million.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of December 31, 2014, Loral has paid $20.8 million toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in January 2015 and is obligated to make eight additional equal quarterly payments to ViaSat through January 2017 totaling $22.5 million inclusive of interest at 3.25% per year.

The Land Note, originally issued at closing, provided for interest at the rate of 1% per annum with amortization in three equal annual installments on each March 31, commencing March 31, 2013. The Land Note was amended as described below and is backed by a letter of guarantee from Royal Bank of Canada.

On March 28, 2013, Loral and MDA amended the Purchase Agreement to modify SS/L’s capped cost sharing obligations related to Loral’s indemnification of SS/L for damages in the ViaSat Suit and also amended the Land Note to defer to March 31, 2014 the due date of the principal payment from MDA to Loral of $33.7 million due originally on March 31, 2013 with an increase in the interest rate applicable to this tranche of the Land Note from 1.0% to 1.5% effective as of April 1, 2013. Loral received a principal payment of $67.3 million on March 31, 2014 and is due to receive the remaining principal of $33.7 million on March 31, 2015.

General

Our principal asset is our majority ownership interest in Telesat. With the goal of maximizing shareholder value, in 2014, we engaged in a process to explore potential strategic transactions involving the possible monetization of our interest through the acquisition by a third party of Loral in a transaction that would have also required the negotiation of a new shareholders arrangement between the potential acquiror of Loral and Public Sector Pension Investment Board (“PSP”), our Canadian co-owner of Telesat. In connection with that process, we received non-binding indications of interest for the acquisition of Loral. We entered into negotiations with the potential acquiror with the highest bid and with PSP. While all parties were engaged in the process of developing a definitive agreement, we were advised by the high bidder and PSP that the uncertainties in the leverage loan markets and the subsequent weakening of the Canadian dollar had materially impacted their ability to proceed with the transaction at that time. The high bidder has informed us, however, that it remains interested in the transaction, and we will continue to discuss a potential transaction. Although the Canadian dollar remains relatively weak, we understand that the debt markets have markedly improved, and we may take additional measures, in advance of a transaction, which will make a transaction more attractive to a potential buyer. In addition, together with PSP, we are exploring other potential strategic initiatives, including paying a dividend to Telesat shareholders or a combination of Telesat and Loral into a new public company. There can be no assurance as to whether, when or on what terms a strategic transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any transaction involving Telesat or Loral’s interest therein will be achieved.

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

In connection with the Sale, Loral has restructured its corporate functions and has reduced the number of employees at its headquarters. In 2012, Loral charged approximately $11.8 million to general and administrative expenses, mainly for severance and related costs. For the years ended December 31, 2014 and 2013, Loral paid restructuring costs of approximately $0.1 million and $3.3 million, respectively. At December 31, 2014 and 2013, the liability recorded in the consolidated balance sheet for the restructuring was $0.4 million and $0.5 million, respectively, which includes all expected future payments under the restructuring plan relating to the Sale.

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

2014 Compared with 2013 and 2013 Compared with 2012

The following compares our consolidated results for 2014, 2013 and 2012 as presented in our financial statements:

General and Administrative Expenses

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
General and administrative expenses	$5,330	$16,038	$28,774

General and administrative expenses decreased by $10.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily from a decrease in pension expense of $7.9 million due to accelerated amortization in 2013 as a result of the termination of our supplemental executive retirement plan, a $1.3 million decrease in professional fees, a $0.7 million reduction in compensation expense resulting from the restructuring of our corporate office functions, a $0.5 million decrease in expenses related to stock-based compensation and a $0.3 million decrease in rent expense.

General and administrative expenses decreased by $12.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to severance expense of $11.8 million in 2012 and a reduction in compensation of $7.2 million in 2013 resulting from the restructuring of our corporate functions as a result of the Sale, partially offset by a $7.1 million increase in pension expense due to accelerated amortization as a result of the termination of our supplemental executive retirement plan.

Interest and Investment Income

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Interest and investment income	$581	$1,238	$1,928

Interest and investment income for 2014 and 2013 consists primarily of interest on our cash balance and Land Note. The decrease from 2013 to 2014 was primarily the result of the $67.3 million principal payment of the Land Note received on March 31, 2014. Interest and investment income for 2012 consists primarily of interest income on long-term receivables due from Telesat for consulting fees.

Other Expense

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Other expense	$3,266	$713	$261

Other expense for the years ended December 31, 2014 and 2013 is primarily comprised of expenses related to the evaluation of strategic initiatives.

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

Income Tax Benefit (Provision)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income tax benefit (provision)	$8,105	$(1,841)	$93,315

For 2014, we recorded a current tax provision of $2.2 million and a deferred tax benefit of $10.3 million, resulting in a total tax benefit of $8.1 million on a pre-tax loss from continuing operations of $8.0 million. For 2013, we recorded a current tax benefit of $26.3 million and a deferred tax provision of $28.2 million, resulting in a total tax provision of $1.8 million on a pre-tax loss from continuing operations of $15.5 million. For 2012, we recorded a current tax benefit of $115.3 million and a deferred tax provision of $22.0 million, resulting in a total tax benefit of $93.3 million on a pre-tax loss from continuing operations of $27.2 million. The deferred tax benefit (provision) for each period included the impact of our equity in net (loss) income of affiliates.

In December 2014, we received a $10.6 million tax refund from the carryback of our 2013 federal tax loss against the taxes previously paid for 2012. For 2014, the current tax provision includes a $3.9 million reduction to the benefit recorded in 2013 for this refund after having made lower contributions to our qualified pension plan in 2014 than originally anticipated, partially offset by a benefit of $2.6 million to reduce our liability for uncertain tax positions (“UTPs”). The deferred tax benefit also included the impact of the impairment charge recorded with regard to our investment in XTAR (see Note 6 to the financial statements) and the increase to our federal NOL carryforward from the enhanced extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code. Without the Sale, we would not have remeasured the extraterritorial income exclusion because it would have provided only a minimal cash tax benefit.

During 2013, the current tax benefit primarily relates to the refunds received from our federal and state income tax returns filed for 2012 (primarily as a result of the enhanced extraterritorial income exclusion) and the anticipated benefit from the carryback of the Company’s 2013 federal tax loss.

During 2012, the statute of limitations for assessment of additional tax expired with regard to certain UTPs related to Old Loral and several of our federal and state income tax returns filed for 2007 and 2008, which resulted in an $86.7 million income tax benefit from continuing operations (a current tax benefit of $112.9 million, including the reversal of applicable potential interest and penalties previously accrued, offset by a deferred tax provision of $26.2 million).

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

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net (Loss) Income of Affiliates

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Telesat Holdings Inc.	$24,698	$47,251	$40,814
XTAR, LLC	(26,200)	(5,854)	(6,474)
Other	—	(2,570)	—
	$(1,502)	$38,827	$34,340

The following is a reconciliation of the changes in our investment in Telesat for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(In thousands)
Opening Balance, January 1,	$60,157	$—
Equity in net income of Telesat	25,986	56,991
Eliminations of affiliate transactions and related amortization	(1,288)	(2,305)
Adjustment relating to excess cash distribution over carrying value of investment (see below)	—	(7,435)
Settlement of tax indemnification	(4,963)	—
Proportionate share of Telesat other comprehensive income	(5,563)	12,906
Ending balance, December 31,	$74,329	$60,157

 As of December 31, 2014, we held a 62.8% economic interest and a 32.7% voting interest in Telesat. Our economic interest decreased from 64% to 62.8% and our voting interest decreased from 33 1/3% to 32.7% in December 2012 when certain executives of Telesat exercised share appreciation rights related to a total of 5,311,568 stock options granted under Telesat’s share based compensation plan and received 2,249,747 non-voting participating preferred shares. Also in December 2012, Telesat’s board of directors approved the repurchase for cash consideration of 20% of all vested stock options. A total of 1,660,619 options were repurchased. Telesat paid CAD 35.3 million in cash consideration for the stock option repurchase and net withholding taxes relating to the exercise of the share appreciation rights.

Telesat’s cross-currency basis swaps, which hedged the foreign currency risk on $1.0 billion of Telesat’s U.S. dollar denominated debt, and three of Telesat’s interest rate swaps, which hedged the interest rate risk on CAD 930 million of Telesat’s Canadian dollar debt, matured on October 31, 2014. Telesat was required to pay CAD $ 1.1 billion to receive $1.0 billion on the maturity of the cross-currency basis swaps. On September 22, 2014, Telesat entered into a forward foreign exchange contract to fix the exchange rate on its cross-currency basis swaps on their maturity date. The forward foreign exchange contract matured on October 31, 2014 and required Telesat to pay $1.0 billion to receive CAD 1.1 billion.

In March 2012, Telesat completed a refinancing and recapitalization transaction which resulted in special cash distributions to Loral of CAD 375 million ($376 million) in the first quarter of 2012 and CAD 45 million ($44 million) in July 2012 (see Note 6 to the financial statements).

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 follows (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(In Canadian dollars)			(In U.S. dollars)
Statement of Operations Data:
Revenues	920,856	892,812	845,810	837,440	867,914	846,148
Operating expenses	(178,075)	(190,491)	(242,608)	(161,944)	(185,179)	(242,705)
Depreciation, amortization and stock-based compensation	(254,943)	(252,813)	(249,035)	(231,849)	(245,764)	(249,134)
Loss on disposition of long lived assets	(304)	(1,725)	(778)	(276)	(1,677)	(778)
Operating income	487,534	447,783	353,389	443,371	435,294	353,531

Interest expense	(200,563)	(216,210)	(236,303)	(182,395)	(210,180)	(236,398)
Expense of refinancing	—	(20,219)	(80,072)	—	(19,655)	(80,104)
Foreign exchange (loss) gain	(255,411)	(197,065)	81,041	(232,275)	(191,569)	81,073
Gain (loss) on financial instruments	77,931	113,191	(25,745)	70,872	110,034	(25,755)
Other income	3,056	11,668	1,361	2,779	11,343	1,362
Income tax provision	(67,025)	(40,159)	(28,143)	(60,954)	(39,039)	(28,154)
Net income	45,522	98,989	65,528	41,398	96,228	65,555
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.1001	1.0287	0.9996

	As of December 31,		As of December 31,
	2014	2013	2014	2013
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	578,525	389,666	497,287	366,814
Total assets	5,290,592	5,236,967	4,552,613	4,929,838
Current liabilities	264,029	383,218	227,200	360,744
Long-term debt, including current portion	3,605,572	3,416,177	3,102,635	3,215,831
Total liabilities	4,557,625	4,547,602	3,921,887	4,280,902
Shareholders’ equity	732,967	689,365	630,726	648,936
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.1621	1.0623

Telesat revenue decreased by $30 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, a decrease in revenue earned on Telesat’s Nimiq 2 satellite as the satellite was returned by Telesat’s customer in the third quarter of 2013 and lower equipment sales. These revenue decreases were partially offset by increased revenue on Anik G1 satellite which entered commercial service in May 2013. Telesat’s revenue excluding foreign exchange impact would have decreased by $1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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

Telesat’s operating income increased by $8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, a decrease in share-based compensation expense related to stock options granted during the second quarter of 2013, a decrease in the provision for variable compensation, lower cost of sales as a result of lower equipment sales, lower in-orbit insurance expenses and lower amortization of intangible assets. These increases to operating income were partially offset by the revenue decrease described above and increased depreciation on Telesat’s Anik G1 satellite which entered commercial service in May 2013. Telesat’s operating income excluding foreign exchange impact would have increased by $15 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2014, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2014, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of December 31, 2014, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $122 million. This analysis assumes all other variables, in particular interest rates, remain constant.

The equity losses in XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. XTAR’s revenues declined by approximately 17% from 2013 to 2014, resulting in a reassessment of our revenue expectations for future years. As a result of this reassessment, our share of the future discounted cash flows of XTAR is expected to be less than the carrying value of our investment as of December 31, 2014. We have determined that this impairment is other-than-temporary and have included a non-cash charge of $18.7 million in equity in net (loss) income of affiliates for the year ended December 31, 2014.

For the year ended December 31, 2013, we recorded a loss contingency of $3.7 million for an indemnification of pre-closing liabilities related to our sale of Globalstar do Brasil S.A. (“GdB”) in 2008. We also recorded a gain of $1.1 million related to the sale of our ownership interest in an affiliate with no carrying value.

(Loss) Income from Discontinued Operations, net of taxes

	Year Ended December 31,
	2014	2013
	(In thousands)
Loss from discontinued operations, net of tax	$(24,402)	$(4,877)

Adjustments to amounts previously reported in discontinued operations that are directly related to the Sale are classified as discontinued operations for the years ended December 31, 2014 and 2013. In 2014, loss from discontinued operations is net of income tax benefit of $14.5 million and primarily comprises an increase to our indemnification liability of $38.8 million pursuant to the ViaSat Suit Settlement Agreement and the Allocation Agreement. Loss from discontinued operations in 2013 primarily comprises changes in the fair value of indemnification liabilities relating to the Sale, net of income tax benefit of $3.0 million.

As a result of the Sale in November 2012, we reflected SS/L’s operations and gain on Sale as discontinued operations in our consolidated financial statements for the year ended December 31, 2012. The following is a summary of SS/L’s operating results which are included in income from discontinued operations for the year ended December 31, 2012 (in thousands):

Year Ended
December 31, 2012 (1)
Revenues	$940,347
Operating income	$3,441
Income before income taxes	$22,167
Income tax provision	(10,157)
Net income	12,010
Gain on Sale, net of tax	308,639
Income from discontinued operations, net of tax	$320,649

(1)	Reference to the year ended December 31, 2012 in the table above is for the period January 1, 2012 to November 2, 2012, the date of the Sale.

Backlog

Telesat’s backlog as of December 31, 2014 and 2013 was $3.9 billion and $4.7 billion, respectively. It is expected that approximately 15% of satellite services backlog will be recognized as revenue by Telesat during 2015. As of December 31, 2014, Telesat had received approximately $292 million of customer prepayments.

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

Investments in Affiliates

Ownership interests in Telesat and XTAR are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of our beneficial interest. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary. During 2014, we recorded a non-cash impairment charge related to our investment in XTAR as a result of a decline in XTAR’s revenue and our reassessment of XTAR’s future revenues (see Note 6 to the financial statements). Further decreases in XTAR revenue could result in additional impairment charges.

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

These provisions are applicable to all of our assets and liabilities that are measured and recorded at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value at December 31, 2014:

	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents: Money market funds	$42,432	$—	$—
Note receivable: Land Note	$—	$—	$33,667
Liabilities
Indemnifications:
Sale of SS/L	$—	$—	$(428)
Globalstar do Brasil S.A.	$—	$—	$972

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Land Note approximates fair value because the stated interest rate is consistent with current market rates.

The fair value of indemnifications related to the sale of SS/L was originally estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. As of December 31, 2014, the indemnification liability related to the ViaSat Suit has been excluded from the fair value table as a result of the Settlement Agreement and the Allocation Agreement, which provided for fixed payments (see Note 15 to the financial statements). The estimated liability for the indemnification of SS/L for pre-closing taxes, originally determined using fair value objective approach, is net of payments since inception. The estimated liability for indemnifications relating to GdB, originally determined using expected value analysis, is net of payments since inception. The fair values of indemnification liabilities are not remeasured on a recurring basis.

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value on a recurring basis as of December 31, 2014.

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

Pension and Other Employee Benefits

We maintain a qualified pension plan, which is a defined benefit pension plan. We terminated our SERP in December 2012 and made final lump sum payments related to the plan in December 2013. In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. Effective January 1, 2015, we discontinued retiree medical coverage for Medicare eligible retirees and their dependents. Pension and other employee postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in these pension and other employee postretirement benefit costs may occur in the future due to changes in these assumptions, as well as our actual experience.

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. The discount rate determined on this basis, recommended by our consulting actuary and adopted by us, for the qualified pension plan and other employee postretirement benefit costs was 4.00% as of December 31, 2014 and 4.75% as of December 31, 2013.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Both investment types may include alternative investments which are permitted to be up to 40% of total plan assets. Pension plan assets are primarily managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment managers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. The expected long-term rate of return on plan assets determined on this basis was 7.25% for 2014 and 2013 and 8.0% for 2012. For 2015, we will use an expected long-term rate of return of 7.25%.

Pension and other employee postretirement benefit costs included in income from continuing operations are expected to be approximately $1.0 million in 2015 compared to $0.7 million in 2014. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased the qualified pension and other employee postretirement benefit costs by approximately $0.1 million and $0.1 million, respectively, in 2014.

The benefit obligations for pensions and other employee postretirement benefits exceeded the fair value of plan assets by $21.3 million at December 31, 2014. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

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

Cash and Available Credit

At December 31, 2014, Loral had $51.4 million of cash and cash equivalents, a note receivable from MDA for $33.7 million and no debt. The Company’s cash and cash equivalents as of December 31, 2014 increased by $45.5 million from December 31, 2013 due primarily to a $67.3 million principal payment received from MDA under the Land Note related to the Sale, a tax refund of $10.6 million from the carryback of our tax loss from 2013 against taxes previously paid for 2012, reimbursement by SS/L of its $5.4 million final share of litigation costs related to the ViaSat Suit and a $5.4 million tax indemnification recovery received from Telesat (see Note 16 to the financial statements), partially offset by $20.8 million in net payments pursuant to the Settlement Agreement and Allocation Agreement relating to the ViaSat Suit, payment of litigation costs of $10.8 million relating to the ViaSat Suit, pension funding of $4.1 million and corporate expenses net of consulting fees and revenue share from Telesat of $4.6 million. A discussion of cash changes by activity is set forth in the sections, “Net cash used in operating activities,” “Net cash provided by investing activities,” and “Net cash provided by (used in) financing activities.”

The Company did not have a credit facility as of December 31, 2014 and 2013.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months including the required payments under the Settlement Agreement and the Allocation Agreement as well as normal operating expenditures.

We expect that our major cash inflow for the next 12 months will be receipt of the final payment of $33.7 million under the Land Note. We expect that our major cash outlays for the next 12 months will include additional payments under the Settlement Agreement and the Allocation Agreement, payments under employee benefit programs and general corporate expenses net of consulting fees and revenue share from Telesat.

Risks to Cash Flow

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Although the ViaSat Suit has been settled and our indemnification liability with respect thereto was determined in December 2014, we remain obligated to indemnify MDA for pre-closing taxes. The amounts of indemnification claims relating to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

Telesat

Cash and Available Credit

As of December 31, 2014, Telesat had CAD 497 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving credit facility.

Cash Flows from Operating Activities

Cash generated from operating activities for the year ended December 31, 2014 was CAD 412 million, a CAD 68 million decrease compared to the prior year. The decrease was primarily due to higher income taxes paid and lower prepayments received from customers for future satellite services, partially offset by lower interest paid and an increase in operating income.

Cash generated from operating activities for the year ended December 31, 2013 was CAD 480 million, a CAD 180 million increase over the prior year. The increase was primarily due to an increase in revenue earned on Telesat’s Nimiq 6 and Anik G1 satellites, growth in its enterprise activities, special payments made in 2012 to certain employees in connection with a cash distribution made to the Telesat shareholders, repurchase of stock options in 2012 for cash consideration, exercise of share appreciation rights in 2012, increase in working capital and lower interest paid. The increase was partially offset by lower customer prepayments for future satellite services.

Cash generated from operating activities for the year ended December 31, 2012 was CAD 300 million. This consisted of cash from operations, special payments made to certain employees in connection with a cash distribution made to Telesat’s shareholders, the repurchase of stock options for cash consideration, exercise of share appreciation rights, customer prepayments for future satellite services and a reduction to working capital.

Cash Flows used in Investing Activities

Cash used in investing activities for the year ended December 31, 2014 was CAD 95 million. This consisted of CAD 85 million of expenditures for the on-going construction of Telstar 12 VANTAGE, as well as CAD 10 million for other property and equipment, net of proceeds from the sale of assets.

Cash used in investing activities for the year ended December 31, 2013 was CAD 79 million. This consisted of CAD 71 million of cash outflows related to Telesat’s satellite programs for the completion and launch of Anik G1 in April 2013, and for the on-going construction of Telstar 12 VANTAGE, as well as CAD 8 million for other property and equipment, net of proceeds from the sale of assets.

Cash used in investing activities for the year ended December 31, 2012 was CAD 170 million. This consisted of cash outflows related to capital expenditures of CAD 163 million for the construction of Telesat’s Anik G1 satellite and the successful completion of its Nimiq 6 satellite, as well as CAD 7 million for other property and equipment.

Cash Flows used in Financing Activities

Cash used in financing activities for the year ended December 31, 2014 was CAD 137 million. This was mostly related to mandatory principal repayments made on its senior secured credit facilities and the cash settlement related to the termination of Telesat’s cross-currency basis swaps and forward foreign exchange contract in October 2014.

Cash used in financing activities for the year ended December 31, 2013 was CAD 292 million. This was primarily the result of the early redemption of Telesat’s 12.5% senior subordinated notes and the associated premiums for early redemption. Other financing activities included mandatory repayments made on Telesat’s senior secured credit facilities, debt issue costs relating to the re-pricing and amendment of Telesat’s credit agreement in April 2013 and satellite performance incentive payments.

Cash used in financing activities for the year ended December 31, 2012 was CAD 221 million. This consisted of the repayment of Telesat’s previous senior secured credit facilities dated October 31, 2007, repayment of its 11.0% senior notes redeemed in the second quarter of 2012 and the repayment of its former term loan B facilities. There were also amounts paid to shareholders which included a return of capital and the repayment of Telesat’s former senior preferred shares and former promissory note with PSP. There were payments of debt issue costs related to Telesat’s senior secured credit facilities and issuance of Telesat’s 6.0% senior notes, as well as the payment of a premium on the redemption of Telesat’s 11.0% senior notes. These payments were offset by proceeds from Telesat’s new credit agreement and from issuance of Telesat’s 6.0% senior notes.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of December 31, 2014, cash flow from operating activities and drawings on available lines of credit under the senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital expenditures and required interest and principal payments on debt.

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

Debt

Telesat’s debt as of December 31, 2014 and December 31, 2013 was as follows:

			December 31,
	Maturity	Currency	2014	2013
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	March 28, 2017	CAD or USD equivalent	—	—
Term Loan A	March 28, 2017	CAD	425,000	475,000
Term Loan B - Canadian facility	March 28, 2019	CAD	137,550	138,950
Term Loan B - U.S. facility	March 28, 2019	USD	1,993,233	1,840,601
6.0% Senior notes	May 15, 2017	USD	1,045,890	956,070
			3,601,673	3,410,621
Less: Deferred financing costs, interest rate floors and prepayment options			(55,994)	(68,755)
Total debt under international financial reporting standards			3,545,679	3,341,866
U.S. GAAP adjustments			59,893	74,311
Total debt under U.S. GAAP			3,605,572	3,416,177
Current portion			73,444	71,641
Long term portion			3,532,128	3,344,536

Senior Secured Credit Facilities

The obligations under the credit agreement and the guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat and the guarantors. The credit agreement contains covenants that restrict the ability of Telesat and certain of its subsidiaries to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sales-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The credit agreement also requires Telesat to comply with a maximum senior secured leverage ratio and contains customary events of default and affirmative covenants, including an excess cash sweep that may require Telesat to repay a portion of the outstanding principal under its senior secured credit facilities prior to the stated maturity.

The senior secured credit facilities are comprised of the following facilities:

i — Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $140 million loan facility available in either Canadian or U.S. dollars, maturing on March 28, 2017. Loans under the Revolving Facility bear interest at a floating rate plus an applicable margin of 2.00% for prime rate and Alternative Base Rate (“ABR”) loans and 3% for Bankers Acceptance (“BA”) and Eurodollar loans. The Revolving Facility currently has an unused commitment fee of 50 basis points. As of December 31, 2014, other than approximately CAD 0.2 million in drawings related to letters of credit, there were no borrowings under this facility.

ii — Term Loan A Facility

Telesat’s term loan A facility (“TLA Facility”) was initially a CAD 500 million loan maturing on March 28, 2017. As of December 31, 2014, CAD 425 million of the facility was outstanding which represents the full amount available following mandatory repayments. The outstanding borrowings under the TLA Facility currently bear interest at a floating rate of the BA borrowing rate plus an applicable margin of 3.00%. The mandatory principal repayments on the TLA Facility are payable in varying amounts on a quarterly basis.

iii — Term Loan B — Canadian Facility

Telesat’s Canadian term loan B facility (“Canadian TLB Facility”) was initially a CAD 175 million loan maturing on March 28, 2019. On April 2, 2013, Telesat’s senior secured credit facilities were amended to convert CAD 34 million from Canadian to U.S. dollars, which as a result decreased Telesat’s Canadian TLB Facility. As of December 31, 2014, CAD 138 million of the facility was outstanding, which represents the full amount available following mandatory repayments. The Canadian TLB Facility currently bears interest at a floating rate of the BA borrowing rate, but not less than 1.00%, plus an applicable margin of 3.25%. The mandatory principal repayments on the Canadian TLB Facility are a quarter of 1% of the original amount of the loan, which must be paid on the last day of each quarter.

 iv — Term Loan B — U.S. Facility

Telesat’s U.S. term loan B facility (“U.S. TLB Facility”) was originally a $1.725 billion loan maturing on March 28, 2019. On April 2, 2013, Telesat’s senior secured credit facilities were amended to convert CAD 34 million from Canadian to U.S. dollars, which as a result increased Telesat’s U.S. TLB Facility. As of December 31, 2014, $1.715 billion of the facility was outstanding, which represents the full amount available following mandatory repayments. The outstanding borrowings under the U.S. TLB Facility bear interest at a floating rate of LIBOR, but not less than 0.75%, plus an applicable margin of 2.75%. The mandatory principal repayments on the U.S. TLB Facility are a quarter of 1% of the original amount of the loan, which must be paid on the last day of each quarter.

The maturity date for each of the senior secured credit facilities described above will be accelerated if Telesat’s existing senior notes or certain refinancing thereof are not repurchased, redeemed, refinanced or deferred before the date that is 91 days prior to the maturity date of such notes.

Senior Notes due May 15, 2017

The senior notes, in the amount of $900 million, bear interest at an annual rate of 6.0% and are due May 15, 2017. They include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel its satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the senior notes, without penalty, before May 15, 2016, in each case subject to exceptions provided in the senior notes indenture.

As of December 31, 2014, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its senior notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and BA rates and the applicable margins of Telesat’s senior secured credit facilities and senior notes. Telesat’s estimated interest expense for the year ending December 31, 2015, is expected to be approximately CAD 160 million.

Derivatives

Telesat has used interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

In order to manage its currency risk, Telesat had cross-currency basis swaps to synthetically convert $1.0 billion of the U.S. TLB debt into CAD 1.2 billion of debt. These swaps were entered into in 2007 and matured on October 31, 2014. On September 22, 2014, Telesat entered into a forward foreign exchange contract to fix the exchange rate on the cross-currency basis swaps on their maturity date. Telesat had no outstanding cross-currency basis swap contracts or forward foreign exchange contracts as of December 31, 2014.

At December 31, 2014, Telesat had two interest rate swaps to fix interest on CAD 550 million of Canadian dollar denominated debt at a weighted average fixed rate of 1.53% (excluding applicable margins) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margins) on CAD 300 million of U.S. dollar denominated debt. These contracts mature between June 30, 2015 and September 30, 2016. Telesat also had three interest rate swaps to fix interest on CAD 930 million of Canadian dollar denominated debt that matured on October 31, 2014.

Telesat also has embedded derivatives related to a prepayment option included in Telesat’s senior notes as well as interest rate floors included in its Canadian and U.S. TLB Facilities. The prepayment option on the senior notes will expire on its maturity date of May 15, 2017. The interest rate floors on the Canadian and U.S. TLB Facilities will expire on their maturity date of March 28, 2019.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of the Telstar 12 VANTAGE satellite and other capital expenditures. The outstanding commitments, excluding contingent liabilities relating to deferred satellite performance incentive payments, associated with these contracts were approximately CAD 129 million as of December 31, 2014. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under the Revolving Facility. For the year ended December 31, 2014, Telesat had capital expenditures of CAD 108 million which included CAD 17 million in trade and other payables, as compared to CAD 84 million in the prior year which included CAD 4 million in trade and other payables.

Contractual Obligations and Other Commercial Commitments

The following table aggregates Loral’s contractual obligations and other commercial commitments as of December 31, 2014 (in thousands).

Contractual Obligations:

	Payments Due by Period (3)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
SS/L indemnification (1)	$25,284	$11,237	$14,047	$—	$—
Lease payments(2)	308	308	—	—	—

(1)	Represents future payments to ViaSat pursuant to the Settlement Agreement among Loral, MDA, SS/L and ViaSat and the Allocation Agreement between Loral and MDA.

(2)	Represents future minimum payments under operating leases.

(3)	Does not include our liabilities for uncertain tax positions of $77.1 million. Because the timing of future cash outflows associated with our liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 8 to the financial statements). Does not include obligations for pension and other postretirement benefits, for which we are required to make employer contributions of approximately $4.7 million in 2015. We also expect to make employer contributions to our plans in future years.

Net Cash Used in Operating Activities

Net cash used in operations was $29.1 million for the year ended December 31, 2014.

Net cash used in operating activities by continuing operations was $2.4 million for the year ended December 31, 2014, consisting primarily of a $9.7 million cash use attributable to income from continuing operations adjusted for non-cash operating items, a $3.9 million decrease in pension and other post retirement liabilities and a $2.9 million decrease in other long term liabilities, partially offset by a $13.1 million reduction to income taxes receivable, net and a $1.1 million increase in accrued expenses and other current liabilities.

Net cash used in operating activities by discontinued operations was $26.7 million for the year ended December 31, 2014 consisting primarily of net payments of $20.8 million to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement and payment of $10.8 million of indemnified litigation costs related to the ViaSat Suit, partially offset by reimbursement by SS/L of its $5.4 million final share of litigation costs related to the ViaSat Suit.

Net cash used in operations was $70.5 million for the year ended December 31, 2013.

Net cash used in operating activities by continuing operations was $21.5 million for the year ended December 31, 2013, consisting primarily of an increase in income taxes receivable of $12.1 million, a $17.7 million lump sum payment to the participants in the SERP as a result of its termination, an $8.4 million decrease in accrued expenses and other current liabilities of which $3.7 million relates to payment of the GdB indemnification liability and $2.7 million in contributions to the qualified pension plan, partially offset by $19.9 million from income from continuing operations adjusted for non-cash operating items, which included a tax benefit of $10.1 million received in cash during 2013.

Net cash used in operating activities by discontinued operations was $49.0 million for the year ended December 31, 2013 consisting primarily of income tax payments of $35.1 million relating to the gain on the Sale and payment of $13.2 million of indemnification liabilities related to the Sale.

Net cash used in operations was $100.5 million for the year ended December 31, 2012.

Net cash used in operating activities by continuing operations was $33.9 million for the year ended December 31, 2012, consisting primarily of the decrease in our liability for UTPs of $110.3 million, the decrease in income taxes payable of $22.0 million and the decrease in accrued expenses and other current liabilities of $5.4 million, partially offset by income from continuing operations adjusted for non-cash operating items of $79.4 million, the decrease in long-term receivables of $20.7 million and the increase in pension and other postretirement liabilities of $6.2 million. The decrease in long-term receivables was due primarily to the collection of notes receivable from Telesat for consulting services.

Net cash used in operating activities by discontinued operations was $66.6 million for the year ended December 31, 2012.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2014 was $72.8 million

Net cash provided by investing activities from continuing operations for the year ended December 31, 2014 was $5.4 million consisting primarily of a tax indemnification recovery received from Telesat.

Net cash provided by investing activities from discontinued operations for the year ended December 31, 2014 was $67.3 million consisting of the receipt of principal under the Land Note.

Net cash provided by investing activities from continuing operations for the year ended December 31, 2013 was $1.1 million relating to the proceeds from the sale of our ownership interests in an affiliate.

Net cash provided by investing activities for the year ended December 31, 2012 was $1.25 billion. Net cash provided by investing activities from continuing operations was $421.9 million resulting primarily from special cash distributions by Telesat of $420.2 million. Proceeds from the Sale provided cash from discontinued operations of $932.7 million, net of transaction costs of $35.2 million. Net cash used in other investing activities by discontinued operations was $107.8 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $1.9 million relating to excess tax benefits associated with stock-based compensation.

Net cash used in financing activities by continuing operations for the year ended December 31, 2013 was $12.0 million which includes funding of $8.9 million of withholding taxes relating to stock-based compensation and a $3.1 million adjustment to tax benefits associated with stock-based compensation.

Net cash used in financing activities for the year ended December 31, 2012 was $1.26 billion. Net cash used in financing activities by continuing operations was $1.30 billion primarily due to payment of a special cash distribution of $892.1 million and a special cash dividend of $417.6 million to common shareholders, partially offset by $11.6 million of proceeds from and excess tax benefit associated with exercise of employee stock options, net of funding by the Company of withholding taxes on employee cashless stock option exercises. Net cash provided by financing activities from discontinued operations was $44.0 million.

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

Other

Operating cash flows for 2014 included contributions of approximately $4.2 million to the qualified pension plan. Operating cash flows for 2013 included contributions of approximately $2.7 million to the qualified pension plan, net of $1.2 million received as a true-up of amounts transferred to the SS/L pension plan related to the Sale. We also made regular benefit payments of $0.4 million for our supplemental executive retirement plan, in addition to the lump sum payment of $17.7 million related to the termination of the supplemental executive retirement plan. Operating cash flows from continuing operations for 2012 included contributions of approximately $2.2 million to the qualified pension plan and benefit payments relating to the supplemental executive retirement plan of approximately $1.0 million.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Note 6 to the financial statements for further information on affiliate matters).

Our consolidated statements of operations reflect the effects of the following amounts in income from discontinued operations related to transactions with or investments in affiliates (in thousands):

Year Ended
December 31, 2012
Revenues	$57,571
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(16,912)
Profits relating to affiliate transactions not eliminated	9,513

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

Interest

During 2014, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of December 31, 2014.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of December 31, 2014 lie in its U.S. dollar denominated debt financing and cash and short-term investments. In addition, approximately 49% of Telesat’s revenue and a substantial portion of its expenses, and capital expenditures are denominated in U.S. dollars for the year ended December 31, 2014.

As of December 31, 2014, a five percent change in the Canadian dollar against the U.S. dollar would have changed Telesat’s net income by approximately $122 million. This analysis assumes that all other variables, in particular, interest rates, remain constant.

Interest Rate Risk

Telesat is exposed to interest rate risk on its cash and short-term investments and on its long-term debt, which is primarily variable-rate financing. Changes in the interest rates could impact the amount of interest that Telesat is required to pay.

Derivative Financial Instruments

Telesat uses derivative instruments to manage its exposure to foreign currency and interest rate risk. Telesat’s policy is that it does not use derivative instruments for speculative purposes.

Telesat uses the following instruments, as required:

•	forward currency contracts to fix the exchange rate on the settlement of cross-currency basis swaps and to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments;

•	cross-currency basis swaps to hedge the foreign currency risk on a portion of its U.S. dollar denominated debt; and

•	interest rate swaps to hedge the interest rate risk related to debt financing which is primarily variable rate financing.

Telesat’s derivative financial instruments also include embedded derivatives that are related to the prepayment option included on its senior notes, as well as interest rate floors included in its Canadian and U.S. TLB facilities.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our president and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our president and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of February 13, 2015.

Name	Age	Position

Avi Katz	56	President, General Counsel and Secretary since December 2012. Senior Vice President, General Counsel and Secretary from January 2008 to December 2012. Vice President, General Counsel and Secretary from November 2005 to January 2008.

John Capogrossi	61	Vice President, Chief Financial Officer, Treasurer and Controller since March 2013. Vice President and Controller from January 2008 to March 2013. Executive Director, Financial Planning and Analysis, from October 2006 to January 2008. Assistant Controller from November 2005 to October 2006.

The remaining information required under Item 10 will be presented in the Company’s 2015 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required under Item 11 will be presented in the Company’s 2015 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12 will be presented in the Company’s 2015 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under Item 13 will be presented in the Company’s 2015 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2015 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(7)

3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(5)

3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(10)

10.1	Purchase Agreement, dated as of June 26, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(17)

10.2	Amendment No. 1 to the Purchase Agreement, dated as of October 30, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(18)

10.3	Amendment No. 2 to Purchase Agreement, dated March 28, 2013, by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(22)

10.4	Amended and Restated Promissory Note, dated as of March 28, 2013, by and between MacDonald, Dettwiler and Associates Ltd., as maker, and Loral Space & Communications Inc., as payee (22)

10.5	Shareholders Agreement, dated as of October 31, 2007, between Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Space & Communications Holdings Corporation, Loral Holdings Corporation, Loral Skynet Corporation, John P. Cashman, Colin D. Watson, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat and MHR Fund Management LLC(2)

10.6	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat(2)

10.7	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(2)

10.8	Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(2)

10.9	Amended and Restated Registration Rights Agreement dated December 23, 2008 by and among Loral Space & Communications Inc. and the Persons Listed on the Signature Pages Thereof(5)

10.10	Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.(8)

10.11	Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(3)

10.12	Beam Sharing Agreement, dated as of January 11, 2008, by and between Loral Space & Communications Inc. and ViaSat Inc.(4)

10.13	Satellite Capacity and Gateway Service Agreement dated as of December 31, 2009 between Loral Space & Communications Inc. and Barrett Xplore Inc.(9)

10.14	Gateway Facilities Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat Canada, Loral Space & Communications Inc. and Loral Canadian Gateway Corporation(12)

10.15	Space Segment Assignment and Assumption Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(12)

Exhibit Number	Description

10.16	Barrett Assignment Agreement dated as of March 1, 2011 by and between Telesat IOM Limited and Loral Space & Communications Inc.(12)

10.17	General Release dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(19) ‡

10.18	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(19) ‡

10.19	General Release and Separation Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(19) ‡

10.20	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(19) ‡

10.21	General Release and Separation Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(21) ‡

10.22	Consulting Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(21) ‡

10.23	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(1) ‡

10.24	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(5) ‡

10.25	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(6) ‡

10.26	Form of Director 2009 Restricted Stock Unit Agreement(11) ‡

10.27	Form of Director 2010 Restricted Stock Unit Agreement(13) ‡

10.28	Form of Director 2011 Restricted Stock Unit Agreement(16) ‡

10.29	Form of Director 2012 Restricted Stock Unit Agreement(20) ‡

10.30	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011)(15) ‡

10.31	Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(14) ‡

10.32	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(14) ‡

10.33	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(14) ‡

10.34	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(23) ‡

10.35	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(23) ‡

10.36	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Paul D. Bush(23) ‡

Exhibit Number	Description

10.37	Settlement Agreement, dated September 5, 2014, by and among ViaSat, Inc., Space Systems/Loral, LLC (f/k/a Space Systems/Loral, Inc.), Loral Space & Communications Inc., and (with respect to Section 4.2) MacDonald, Dettwiler and Associates Ltd.(24)

10.38	Release Agreement, dated September 5, 2014, by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(24)

10.39	MDA/Loral Dispute Resolution, dated December 1, 2014, by and between Loral Space & Communications Inc. and MacDonald, Dettwiler and Associates Ltd.(25)

14.1	Code of Conduct, Revised as of January 17, 2013(20)

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

23.2	Consent of Deloitte & Touche LLP†

31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

99.1	Articles of Incorporation of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(2)

99.2	By-Law No. 1 of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(2)

99.3	Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings, Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(26)

99.4	Amendment No. 1, dated April 2, 2013, to the Credit Agreement, dated March 28, 2012, among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(28)

99.5	Indenture, dated May 14, 2012, with respect to Telesat Canada’s 6.0% Senior Notes due 2017, among Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto, and The Bank of New York Mellon, as Trustee(27)

99.6	First Supplemental Indenture, dated as of September 13, 2013, with respect to Telesat Canada’s 6.0% Senior Notes due 2017, among Telesat Luxembourg S.à r.l., Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto and The Bank of New York Mellon, as Trustee(29)

101

Interactive Data Files†

(101.INS) XBRL Instance Document

(101.SCH) XBRL Taxonomy Extension Schema Document

(101.CAL) XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF) XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB) XBRL Taxonomy Extension Label Linkbase Document

(101.PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2008.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008.

(6)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2010.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010.

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 3, 2011.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2011.

(15)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2012.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 5, 2012.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 17, 2012.

(20)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 1, 2013.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2013.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2013.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2013.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2014.

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 3, 2014.

(26)	Incorporated by reference from the Form 6-K filed by Telesat Canada on March 29, 2012.

(27)	Incorporated by reference from the Form 6-K filed by Telesat Canada on May 14, 2012.

(28)	Incorporated by reference from the Form 6-K filed by Telesat Holdings Inc. on April 2, 2013.

(29)	Incorporated by reference from the Form 20-F filed by Telesat Holdings Inc. on February 24, 2014.

†	Filed herewith.

‡	Management contract or compensatory plan, contract or arrangement with directors or named executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ AVI KATZ
Avi Katz

President, General Counsel & Secretary
Dated: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive	March 2, 2015
Mark H. Rachesky, M.D.	Chairman of the Board

/s/ MICHAEL B. TARGOFF	Director, Vice Chairman of the Board	March 2, 2015
Michael B. Targoff

/s/ HAL GOLDSTEIN	Director	March 2, 2015
Hal Goldstein

/s/ JOHN D. HARKEY, JR.	Director	March 2, 2015
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	March 2, 2015
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	March 2, 2015
John P. Stenbit

/s/ AVI KATZ	President, General Counsel & Secretary	March 2, 2015
Avi Katz	(Principal Executive Officer)

/s/ JOHN CAPOGROSSI	Vice President, Chief Financial Officer,	March 2, 2015
John Capogrossi	Treasurer and Controller
(Principal Financial Officer and Principal
Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$51,433	$5,926
Notes receivable	33,667	67,333
Income taxes receivable	11	13,234
Other current assets	1,775	4,352
Total current assets	86,886	90,845
Long-term receivables	—	33,667
Investments in affiliates	104,792	116,820
Long-term deferred tax assets	112,898	83,708
Other assets	50	2,700
Total assets	$304,626	$327,740

LIABILITIES AND EQUITY
Current liabilities:
Accrued employment costs	$2,300	$960
Other current liabilities	13,424	8,750
Total current liabilities	15,724	9,710
Pension and other postretirement liabilities	20,793	17,003
Long-term liabilities	92,469	93,117
Total liabilities	128,986	119,830
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares
issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized,
21,568,706 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized
9,505,673 issued and outstanding	95	95
Paid-in capital	1,017,520	1,015,656
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(803,378)	(777,549)
Accumulated other comprehensive loss	(29,221)	(20,916)
Total equity	175,640	207,910
Total liabilities and equity	$304,626	$327,740

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
General and administrative expenses	$(5,330)	$(16,038)	$(28,774)
Operating loss	(5,330)	(16,038)	(28,774)
Interest and investment income	581	1,238	1,928
Interest expense	(15)	(17)	(106)
Other expense	(3,266)	(713)	(261)
Loss from continuing operations before income taxes and equity in net (loss) income of affiliates	(8,030)	(15,530)	(27,213)
Income tax benefit (provision)	8,105	(1,841)	93,315
Income (loss) from continuing operations before equity in net (loss) income of affiliates	75	(17,371)	66,102
Equity in net (loss) income of affiliates	(1,502)	38,827	34,340
(Loss) income from continuing operations	(1,427)	21,456	100,442
(Loss) income from discontinued operations, net of tax	(24,402)	(4,877)	320,649
Net (loss) income	(25,829)	16,579	421,091
Net loss attributable to noncontrolling interest	—	—	231
Net (loss) income attributable to Loral common shareholders	$(25,829)	$16,579	$421,322

Net (loss) income per share:

Basic
(Loss) income from continuing operations	$(0.05)	$0.70	$3.27
(Loss) income from discontinued operations, net of tax	(0.79)	(0.16)	10.45
Net (loss) income	$(0.84)	$0.54	$13.72

Diluted
(Loss) income from continuing operations	$(0.05)	$0.67	$3.22
(Loss) income from discontinued operations, net of tax	(0.79)	(0.16)	10.35
Net (loss) income	$(0.84)	$0.51	$13.57

Weighted average common shares outstanding:
Basic	30,920	30,850	30,703
Diluted	30,920	30,999	30,991

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(25,829)	$16,579	$421,091
Other comprehensive (loss) income, net of tax:
Unrealized gain on derivatives	—	—	1,306
Unrealized loss on investments	—	—	(580)
Post-retirement benefits	(4,811)	8,482	115,042
Proportionate share of Telesat other comprehensive (loss) income	(3,494)	7,996	1,313
Other comprehensive (loss) income, net of tax	(8,305)	16,478	117,081
Comprehensive (loss) income	(34,134)	33,057	538,172
Comprehensive loss attributable to noncontrolling interest	—	—	231
Comprehensive (loss) income attributable to Loral common shareholders	$(34,134)	$33,057	$538,403

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Common Stock					Treasury Stock			Accumulated	Shareholders'
	Voting		Non-Voting			Voting			Other	Equity
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Attributable to	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Loral	Interest	Equity
Balance, January 1, 2012	21,230	$212	9,506	$95	$1,014,724	136	$(8,400)	$94,303	$(154,475)	$946,459	$1,126	$947,585
Net income (loss)								421,322			(231)
Other comprehensive income									117,081
Comprehensive income										538,403		538,172
Elimination of noncontrolling interest resulting from the Sale											(895)	(895)
Common dividends declared ($13.60 per share)								(417,606)		(417,606)		(417,606)
Special distribution declared ($29.00 per share)								(892,147)		(892,147)		(892,147)
Exercise of stock options	169	2			1,633					1,635		1,635
Shares surrendered to fund withholding taxes	18				(6,992)					(6,992)		(6,992)
Tax benefit associated with stock-based compensation					16,919					16,919		16,919
Stock-based compensation					1,151					1,151		1,151
Cash settlement of restricted stock units					(169)					(169)		(169)
Voting common stock repurchased						18	(1,192)			(1,192)		(1,192)
Balance, January 1, 2013	21,417	214	9,506	95	1,027,266	154	(9,592)	(794,128)	(37,394)	186,461	—	186,461
Net income								16,579
Other comprehensive income									16,478
Comprehensive income										33,057		33,057
Exercise of restricted stock units	175	2			(2)					—		—
Equitable adjustment to restricted stock units for dividends and distributions	120	1			(1)					—		—
Shares surrendered to fund withholding taxes	(143)	(1)			(8,896)					(8,897)		(8,897)
Adjustment to tax benefit associated with stock-based compensation					(3,128)					(3,128)		(3,128)
Stock-based compensation					417					417		417
Balance, December 31, 2013	21,569	216	9,506	95	1,015,656	154	(9,592)	(777,549)	(20,916)	207,910	—	207,910
Net loss								(25,829)
Other comprehensive loss									(8,305)
Comprehensive loss										(34,134)		(34,134)
Tax benefit associated with stock-based compensation					1,864					1,864		1,864
Balance, December 31, 2014	21,569	$216	9,506	$95	$1,017,520	154	$(9,592)	$(803,378)	$(29,221)	$175,640	$—	$175,640

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net (loss) income	$(25,829)	$16,579	$421,091
Loss (income) from discontinued operations, net of tax	24,402	4,877	(320,649)

Adjustments to reconcile net income to net cash used in operating activities:

Non-cash operating items (Note 2)	(8,276)	(1,521)	(21,053)
Changes in operating assets and liabilities:
Long-term receivables	—	—	20,700
Other current assets and other assets	(125)	2,012	(1,992)
Accrued expenses and other current liabilities	1,152	(8,442)	(5,447)
Income taxes receivable and payable	13,128	(12,112)	(22,043)
Pension and other postretirement liabilities	(3,930)	(21,183)	6,169
Long-term liabilities	(2,903)	(1,750)	(110,663)
Net cash used in operating activities – continuing operations	(2,381)	(21,540)	(33,887)
Net cash used in operating activities – discontinued operations	(26,743)	(48,965)	(66,605)
Net cash used in operating activities	(29,124)	(70,505)	(100,492)
Investing activities:
Tax indemnification recovery from affiliate	5,438	—	—
Distributions received from affiliate	—	—	420,199
Proceeds from sale of investments, net	—	1,150	1,694
Capital expenditures	(4)	(64)	(4)
Net cash provided by investing activities – continuing operations	5,434	1,086	421,889
Net cash used in investing activities – discontinued operations	—	—	(107,778)
Cash proceeds from the Sale, net of transaction costs of $35,219	—	—	932,661
Receipt of principal, Land Note - discontinued operations	67,333	—	—
Net cash provided by investing activities	72,767	1,086	1,246,772
Financing activities:
Special cash distribution paid	—	—	(892,147)
Cash dividend paid	—	—	(417,606)
Voting common stock repurchased	—	—	(1,664)
Proceeds from the exercise of stock options	—	—	1,635
Cash settlement of restricted stock units	—	—	(169)
Funding of withholding taxes for stock-based compensation	—	(8,897)	(6,992)
Tax benefit associated with stock-based compensation	1,864	(3,128)	16,919
Net cash provided by (used in) financing activities – continuing operations	1,864	(12,025)	(1,300,024)
Net cash provided by financing activities – discontinued operations	—	—	44,000
Net cash provided by (used in) financing activities	1,864	(12,025)	(1,256,024)
Increase (decrease) in cash and cash equivalents	45,507	(81,444)	(109,744)
Cash and cash equivalents — beginning of period	5,926	87,370	197,114
Cash and cash equivalents — end of period	$51,433	$5,926	$87,370

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

Under the terms of the Purchase Agreement, Loral agreed to indemnify SS/L from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. In September 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of December 31, 2014, the total principal and accrued interest amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $55.2 million.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of December 31, 2014, Loral has paid $20.8 million toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in January 2015 and is obligated to make eight additional equal quarterly payments to ViaSat through January 2017 totaling $22.5 million inclusive of interest at 3.25% per year (see Note 15).

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

On March 28, 2013, Loral and MDA amended the Purchase Agreement to modify SS/L’s capped cost sharing obligations related to Loral’s indemnification of SS/L for damages in the ViaSat Suit and also amended the Land Note to defer to March 31, 2014 the due date of the principal payment from MDA to Loral of $33.7 million due originally on March 31, 2013 with an increase in the interest rate applicable to this tranche of the Land Note from 1.0% to 1.5% effective as of April 1, 2013. Loral received a principal payment of $67.3 million on March 31, 2014 and is due to receive the remaining principal of $33.7 million on March 31, 2015.

2. Basis of Presentation

The consolidated financial statements include the results of Loral and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated.

Investments in Affiliates

Ownership interests in Telesat and XTAR, LLC (“XTAR”) are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Our equity in net income or loss also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat and XTAR, on satellites we constructed for them while we owned SS/L and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary.

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

Cash and Cash Equivalents

As of December 31, 2014, the Company had $51.4 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase and no redemption limitations. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$42,432	$—	$—	$3,216	$—	$—
Note receivable:
Land Note	$—	$—	$33,667	$—	$—	$101,000
Liabilities
Indemnifications:
Sale of SS/L	$—	$—	$(428)	$—	$—	$10,897
Globalstar do Brasil S.A.	$—	$—	$972	$—	$—	$1,320

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments. The carrying amount of the Land Note approximates fair value as of each reporting date because the stated interest rate is consistent with current market rates.

The fair value of indemnifications related to the sale of SS/L was originally estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. As of December 31, 2014, the indemnification liability related to the ViaSat Suit has been excluded from the fair value table as a result of the Settlement Agreement and the Allocation Agreement, which provided for fixed payments (see Note 15). The estimated liability for the indemnification of SS/L for pre-closing taxes, originally determined using fair value objective approach, is net of payments since inception. The estimated liability for indemnifications relating to Globalstar do Brasil S.A. (“GdB”), originally determined using expected value analysis, is net of payments since inception. The fair values of indemnification liabilities are not remeasured on a recurring basis. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of December 31, 2014.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SS/L phantom stock appreciation rights were classified as liabilities in our consolidated balance sheets.

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

Discontinued Operations

For 2012, the operations of SS/L and gain on sale of SS/L are reported as discontinued operations in our statements of operations and cash flows. Adjustments to amounts previously reported in discontinued operations that are directly related to the Sale are classified as discontinued operations in the statements of operations and cash flows for the years ended December 31, 2014 and 2013 (see Note 3).

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Non-cash operating items:
Equity in net loss (income) of affiliates	$1,502	$(38,827)	$(34,340)
Deferred taxes	(10,276)	28,184	22,003
Depreciation and amortization	42	18	62
Stock-based compensation	—	417	1,072
Amortization of prior service credit and actuarial loss	456	8,687	(8,224)
Unrealized gain on nonqualified pension plan assets	—	—	(108)
Gain on disposition of available-for-sale securities	—	—	(202)
Gain on foreign currency transactions and contracts	—	—	(1,316)
Net non-cash operating items – continuing operations	$(8,276)	$(1,521)	$(21,053)
Non-cash operating items – discontinued operations	$—	$—	$(346,377)
Non-cash investing activities:
Note received from land sale	$—	$—	$101,000
Supplemental information:
Interest paid – continuing operations	$15	$17	$106
Interest paid – discontinued operations	$227	$—	$1,841
Tax (refunds) payments, net - continuing operations	$(10,265)	$(10,061)	$122
Tax payments, net of refunds – discontinued operations	$—	$35,074	$—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The guidance, effective for the Company on January 1, 2016, with earlier application permitted as of the beginning of the fiscal year of adoption, is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued a new standard – ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern - that will explicitly require management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. According to the new standard, substantial doubt about an entity’s ability to continue as a going concern exists if it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the entity’s financial statements are issued. In order to determine the specific disclosures, if any, that would be required, management will need to assess if substantial doubt exists, and, if so, whether its plans will alleviate such substantial doubt. The new standard requires assessment each annual and interim period and will be effective for the Company on December 31, 2016 with earlier application permitted.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Discontinued Operations

As a result of the Sale (see Note 1), we reflected SS/L’s operations and gain on Sale as discontinued operations in our consolidated financial statements for the year ended December 31, 2012.

For the year ended December 31, 2014, loss from discontinued operations of $24.4 million, net of income tax benefit of $14.5 million, primarily comprises an increase to our indemnification liability of $38.8 million pursuant to the ViaSat Suit Settlement Agreement and the Allocation Agreement (see Note 15).

The following is a summary of SS/L’s financial information included in income from discontinued operations for the year ended December 31, 2012 (in thousands):

Year Ended December 31, 2012 (1)
Revenues	$940,347
Operating income	$3,441
Income before income taxes	$22,167
Income tax provision	(10,157)
Net income	12,010
Gain on Sale	576,090
Income tax provision on Sale	(267,451)
Gain on Sale, net of tax	308,639
Income from discontinued operations, net of tax	$320,649

(1)	Reference to the year ended December 31, 2012 in the table above is for the period January 1, 2012 to November 2, 2012, the date of the Sale.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

				Proportionate
				Share of	Accumulated
				Telesat Other	Other
		Available-for-	Postretirement	Comprehensive	Comprehensive
	Derivatives	Sale Securities	Benefits	Loss	Loss
Balance at January 1, 2012	$(1,306)	$580	$(132,695)	$(21,054)	$(154,475)

Other comprehensive income before reclassification	(415)	(120)	1,668	1,313	2,446
Amounts reclassified from accumulated other comprehensive loss	1,721	(460)	113,374	—	114,635
Net current-period other comprehensive income	1,306	(580)	115,042	1,313	117,081
Balance at December 31, 2012	—	—	(17,653)	(19,741)	(37,394)

Other comprehensive income before reclassification	—	—	3,102	7,996	11,098
Amounts reclassified from accumulated other comprehensive loss	—	—	5,380	—	5,380
Net current-period other comprehensive income	—	—	8,482	7,996	16,478
Balance at December 31, 2013	—	—	(9,171)	(11,745)	(20,916)

Other comprehensive loss before reclassification	—	—	(5,147)	(3,494)	(8,641)
Amounts reclassified from accumulated other comprehensive loss	—	—	336	—	336
Net current-period other comprehensive loss	—	—	(4,811)	(3,494)	(8,305)
Balance at December 31, 2014	—	—	$(13,982)	$(15,239)	$(29,221)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of other comprehensive (loss) income and related tax effects are as follows (in thousands):

	Before-Tax		Tax (Provision)	Net-of-Tax
	Amount		Benefit	Amount
Year ended December 31, 2014
Postretirement Benefits:
Net actuarial loss and prior service credits	$(8,117)		$2,970	$(5,147)
Amortization of prior service credits and net actuarial loss	456	(a)	(120)	336
Postretirement benefits	(7,661)		2,850	(4,811)

Proportionate share of Telesat Holdco other comprehensive loss	(5,563)		2,069	(3,494)
Other comprehensive loss	$(13,224)		$4,919	$(8,305)

Year ended December 31, 2013
Postretirement Benefits:
Net actuarial loss and prior service credits	$5,012		$(1,910)	$3,102
Amortization of prior service credits and net actuarial loss	8,687	(a)	(3,307)	5,380
Postretirement benefits	13,699		(5,217)	8,482

Proportionate share of Telesat Holdco other comprehensive (loss) gain	12,906		(4,910)	7,996
Other comprehensive income	$26,605		$(10,127)	$16,478

Year ended December 31, 2012
Postretirement Benefits:
Net actuarial loss and prior service credits	$2,962		$(1,294)	$1,668
Amortization of prior service credits and net actuarial loss	5,120	(a)	(2,067)	3,053
Amount reclassifed to statement of operations upon disposition of SS/L	123,377	(b)	(13,056)	110,321
Postretirement benefits	131,459		(16,417)	115,042

Proportionate share of Telesat Holdco other comprehensive (loss) income	2,141		(828)	1,313

Derivatives:
Unrealized loss on foreign currency hedges	(693)		278	(415)
Less: reclassification adjustment for loss included in net income from discontinued operations	6,502	(b)	(2,611)	3,891
Amount reclassified to statement of operations upon disposition of SS/L	638	(b)	(2,808)	(2,170)
Net unrealized gain on derivatives	6,447		(5,141)	1,306

Available-for-sale securities:
Unrealized loss on available-for-sale securities	(78)		(42)	(120)
Less: reclassification adjustment for gain included in net income	(276	)(c)	(184)	(460)
Net unrealized loss on securities	(354)		(226)	(580)
Other comprehensive income	$139,693		$(22,612)	$117,081

(a) Reclassifications are included in general and administrative expenses.

(b) Reclassifications are included in discontinued operations.

(c) Reclassifications are included in interest and investment income.

5. Receivables

The receivables balance related to the Land Note (see Note 1) as of December 31, 2014 and 2013 is presented below (in thousands):

	December 31,
	2014	2013
Land Note receivable	$33,667	$101,000
Less: current portion	(33,667)	(67,333)
Long-term receivable	$—	$33,667

The principal amount under the Land Note of $33.7 million as of December 31, 2014 is scheduled to be received on March 31, 2015. Interest on this principal amount is one percent per annum and is payable quarterly.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	December 31,
	2014	2013
Telesat Holdings Inc.	$74,329	$60,157
XTAR, LLC	30,463	56,663
	$104,792	$116,820

Equity in net (loss) income of affiliates consists of (in thousands):

	Year Ended December 31,
	2014	2013	2012
Telesat Holdings Inc.	$24,698	$47,251	$40,814
XTAR, LLC	(26,200)	(5,854)	(6,474)
Other	—	(2,570)	—
	$(1,502)	$38,827	$34,340

Equity in net (loss) income of affiliates for the year ended December 31, 2012 included $4.6 million of profits previously eliminated on satellite sales from SS/L to affiliates that should have been recognized in prior periods as the satellites were depreciated. The Company has not revised previously reported amounts based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

Income from discontinued operations in our consolidated statements of operations reflects the effects of the following amounts related to SS/L’s transactions with our affiliates (in thousands):

Year Ended December 31, 2012
Revenues	$57,571
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(16,912)
Profits related to affiliate transactions not eliminated	9,513

Telesat

As of December 31, 2014 and 2013, we held a 62.8% economic interest and a 32.7% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.7% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Under Telesat’s credit agreement and the indenture for Telesat’s 6% senior notes, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the 6% senior note indenture and credit agreement, Telesat is generally permitted to pay consulting fees to Loral in cash (See Note 16).

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

In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities including Loral Skynet’s tax liabilities arising prior to January 1, 2007. During the year ended December 31, 2014, Loral and Telesat settled several of the Telesat Indemnification tax disputes (see Note 16) resulting in a net cash recovery of $5.4 million which was received from Telesat in April 2014. Our investment in Telesat was reduced by $5.0 million as a result of this recovery.

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

In March 2012, Telesat completed the refinancing of all of its issued and outstanding senior preferred shares, through issuance of a promissory note of CAD 146 million, which was equal to the outstanding liquidation value and accrued dividends on the senior preferred shares. The promissory note was redeemed in full by Telesat in October 2012

On May 14, 2012, Telesat issued, through a private placement, $700 million of 6% senior notes which mature on May 15, 2017. The 6% senior notes are subordinated to Telesat’s existing and future secured indebtedness, including obligations under its senior credit facilities, and are governed under the 6% senior notes indenture. The net proceeds of the offering, along with available cash on hand, were used to fund redemption or repurchase of all of Telesat’s 11% senior notes due November 1, 2015 issued under an indenture dated as of June 30, 2008 and to pay certain financing costs and redemption premiums.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Statement of Operations Data:
Revenues	$837,440	$867,914	$846,148
Operating expenses	(161,944)	(185,179)	(242,705)
Depreciation, amortization and stock-based compensation	(231,849)	(245,764)	(249,134)
Loss on disposition of long lived asset	(276)	(1,677)	(778)
Operating income	443,371	435,294	353,531
Interest expense	(182,395)	(210,180)	(236,398)
Expense of refinancing	—	(19,655)	(80,104)
Foreign exchange (loss) gain	(232,275)	(191,569)	81,073
Gain (loss) on financial instruments	70,872	110,034	(25,755)
Other income	2,779	11,343	1,362
Income tax provision	(60,954)	(39,039)	(28,154)
Net income	$41,398	$96,228	$65,555

	December 31,
	2014	2013
Balance Sheet Data:
Current assets	$497,287	$366,814
Total assets	4,552,613	4,929,838
Current liabilities	227,200	360,744
Long-term debt, including current portion	3,102,635	3,215,831
Total liabilities	3,921,887	4,280,902
Shareholders’ equity	630,726	648,936

Telesat had capital expenditures of $86.6 million, $77.7 million and $170.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

XTAR

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. XTAR’s revenues declined by approximately 17% from 2013 to 2014, resulting in a reassessment of our revenue expectations for future years. As a result of this reassessment, our share of the future discounted cash flows of XTAR is expected to be less than the carrying value of our investment as of December 31, 2014. We have determined that this impairment is other-than-temporary and have included a non-cash charge of $18.7 million in equity in net (loss) income of affiliates for the year ended December 31, 2014.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $25 million in 2014, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through December 31, 2014 were $29.2 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 16). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Statement of Operations Data:
Revenues	$29,171	$35,283	$32,674
Operating expenses	(31,367)	(33,763)	(34,627)
Depreciation and amortization	(9,257)	(9,247)	(9,298)
Operating loss	(11,453)	(7,727)	(11,251)
Net loss	(13,835)	(10,895)	(14,651)

	December 31,
	2014	2013
Balance Sheet Data:
Current assets	$4,992	$6,970
Total assets	53,508	64,745
Current liabilities	28,585	22,443
Total liabilities	59,342	56,872
Members’ equity	(5,834)	7,873

Other

During the second quarter of 2013 the Company received net cash proceeds of $1.1 million related to the sale of its ownership interests in an affiliate with no carrying value. The gain on sale is included in equity in net (loss) income of affiliates.

As of December 31, 2014 and 2013, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Other Current Liabilities

Other current liabilities consists of (in thousands):

	December 31,
	2014	2013
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 15)	$10,081	$6,041
Indemnification liabilities - other	—	97
Pension and other postretirement liabilities	526	128
Deferred tax liability	416	—
Accrued liabilities	2,401	2,484
	$13,424	$8,750

8. Income Taxes

The benefit (provision) for income taxes on the loss from continuing operations before income taxes and equity in net (loss) income of affiliates consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. Federal	$(5,524)	$25,567	$55,928
State and local	3,573	976	59,390
Foreign	(220)	(200)	—
Total current	(2,171)	26,343	115,318
Deferred:
U.S. Federal	8,531	(26,981)	(3,325)
State and local	1,745	(1,203)	(18,678)
Total deferred	10,276	(28,184)	(22,003)
Total income tax benefit (provision)	$8,105	$(1,841)	$93,315

Our current tax (provision) benefit includes a decrease (increase) to our liability for UTPs for (in thousands):

	Year Ended December 31,
	2014	2013	2012
Decrease to unrecognized tax benefits	$3,062	$1,952	$61,470
Interest expense	(1,757)	(1,429)	27,672
Penalties	1,250	521	21,175
Total	$2,555	$1,044	$110,317

During 2014, the Company received a $10.6 million tax refund from the carryback of its 2013 federal tax loss against the taxes previously paid for 2012. The current tax provision of $2.2 million for 2014 included a reduction to the benefit recorded in 2013 for this refund after having made lower contributions to our qualified pension plan in 2014 than originally anticipated.

For 2014, the deferred tax benefit included the impact of the impairment charge recorded with regard to our investment in XTAR (see note 6) and the increase to our federal NOL carryforward from the enhanced extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code. Without the Sale, we would not have remeasured the extraterritorial income exclusion because it would have provided only a minimal cash tax benefit. Also, the deferred tax provision for each period included the impact of our equity in net income of Telesat.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2013, the current tax benefit of $26.3 million primarily relates to the refunds received from our federal and state income tax returns filed for 2012 (primarily as a result of the enhanced extraterritorial income exclusion) and the anticipated benefit from the carryback of the Company’s 2013 federal tax loss.

During 2012, the statute of limitations for assessment of additional tax expired with regard to certain UTPs related to Old Loral and several of our federal and state income tax returns filed for 2007 and 2008, which resulted in an $86.7 million benefit to our income tax provision from continuing operations (a current tax benefit of $112.9 million, which included the reversal of applicable interest and penalties previously accrued, offset by a deferred tax provision of $26.2 million).

In addition to the benefit (provision) for income taxes on the loss from continuing operations presented above, we also recorded the following items (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax benefit (provision) on (loss) income from discontinued operations	$14,482	$2,995	$(10,157)
Tax provision on Sale of discontinued operations	—	—	(267,451)
Excess tax benefit from stock-based compensation recorded to paid-in-capital	1,864	(3,128)	16,919
Deferred tax benefit (provision) for adjustments in other comprehensive loss (See Note 4)	4,919	(10,127)	(22,612)

The Company uses the with-and-without approach of determining when excess tax benefits from stock-based compensation have been realized. After finalizing the carryback of its 2013 U.S. federal NOL to 2012, the Company re-determined the excess tax benefit from stock-based compensation and recorded a $1.9 million increase and a $3.1 million decrease to paid-in-capital for the years ended December 31, 2014 and 2013, respectively. In addition to the deferred tax assets on the consolidated balance sheet as of December 31, 2014, the Company has $6.6 million of federal AMT credits that, when realized in the future, will be recorded as an increase to paid-in-capital.

The benefit (provision) for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate on the loss from continuing operations before income taxes and equity in net (loss) income of affiliates because of the effect of the following items (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax benefit at U.S. Statutory Rate of 35%	$2,811	$5,435	$9,524
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	4,497	155	34,605
Equity in net (loss) income of affiliates	526	(13,589)	(12,019)
Extraterritorial income exclusion	3,468	6,177	11,200
Domestic production activity benefit	—	2,317	—
Provision for unrecognized tax benefits	(833)	(332)	46,542
Interest on deferred installment sale	(216)	(1,296)	—
Nondeductible expenses	(1,359)	(762)	(603)
Change in valuation allowance	(624)	(121)	2,311
Federal research and development credit	—	402	99
Foreign income taxes	(143)	(130)	—
Other, net	(22)	(97)	1,656
Total income tax benefit (provision)	$8,105	$(1,841)	$93,315

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at January 1	$80,527	$76,080	$115,293
Increases related to prior year tax positions	2,141	6,755	453
Decreases related to prior year tax positions	(423)	(1,025)	(27)
Decreases as a result of statute expirations	(3,043)	(1,283)	(61,021)
Decreases as a result of tax settlements	(869)	—	(8,184)
Increases related to current year tax positions	—	—	29,566
Balance at December 31	$78,333	$80,527	$76,080

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our federal income tax returns filed for 2007 and 2011 and state income tax returns filed for 2007, 2010 and 2011, potentially resulting in a $8.5 million reduction to our unrecognized tax benefits. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L for taxes related to periods prior to the closing of the transaction.

Our liability for UTPs decreased from $79.7 million at December 31, 2013 to $77.1 million at December 31, 2014 and is included in long-term liabilities in the consolidated balance sheets. At December 31, 2014, we have accrued $5.8 million and $7.8 million for the potential payment of tax-related interest and penalties, respectively. If our positions are sustained by the taxing authorities, approximately $35.7 million of the tax benefits will reduce the Company’s income tax provision from continuing operations. Other than as described above, there were no significant changes to our unrecognized tax benefits during the year ended December 31, 2014, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

In connection with the acquisition of our ownership interest in Telesat, Loral indemnified Telesat for Loral Skynet tax liabilities relating to periods preceding 2007 and retained the benefit of tax recoveries related to the transferred assets. The unrecognized tax benefits related to the Loral Skynet subsidiaries were transferred to Telesat subject to the Telesat Indemnification. At December 31, 2014, Loral’s asset or liability for the Telesat Indemnification based upon the probable outcome of these matters is not expected to be material (see Notes 6 and 16).

At December 31, 2014, we had federal NOL carryforwards of $264.8 million, state NOL carryforwards, primarily California ($77.8 million), and federal research credits of $1.2 million which expire from 2016 to 2024, as well as federal and state AMT and state research credit carryforwards of approximately $9.4 million that may be carried forward indefinitely.

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

We assess the recoverability of our NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We continue to maintain our valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2014, we had a valuation allowance totaling $7.9 million against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods. During 2014, the valuation allowance increased by $0.7 million, of which $0.6 million was recorded as a provision to continuing operations in our statement of operations and $0.1 million was charged to other comprehensive loss. Subsequent to the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

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

The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss and tax credit carryforwards	$122,152	$132,820
Compensation and benefits	1,790	1,590
Indemnification liabilities	9,114	5,946
Other, net	4,850	4,909
Federal benefit of uncertain tax positions	10,026	10,216
Pension costs	6,752	1,154
Total deferred tax assets before valuation allowance	154,684	156,635
Less valuation allowance	(7,905)	(7,228)
Deferred tax assets net of valuation allowance	146,779	149,407
Deferred tax liabilities:
Deferred installment sale	(12,376)	(37,974)
Investments in and advances to affiliates	(22,082)	(28,848)
Total deferred tax liabilities	(34,458)	(66,822)
Net deferred tax assets	$112,321	$82,585

Classification on consolidated balance sheets:
Current deferred tax assets	$654	$3,784
Long-term deferred tax assets	112,898	83,708
Other current liabilities	(416)	—
Long term liabilities	(815)	(4,907)
Net deferred tax assets	$112,321	$82,585

9. Long Term Liabilities

Long term liabilities consists of (in thousands):

	December 31,
	2014	2013
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 15)	$13,242	$4,759
Indemnification liabilities - other (see Note 15)	972	1,320
Deferred tax liability	815	4,907
Liabilities for uncertain tax positions	77,133	79,688
Other	307	2,443
	$92,469	$93,117

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

11. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of voting common stock reserved and available for issuance under the Stock Incentive Plan is 1,403,746 shares of which 1,319,533 were available for future grant at December 31, 2014. This number of shares of voting common stock available for issuance would be reduced if restricted stock units are settled in voting common stock. In addition, shares of common stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2014, there were no SS/L Phantom SARs remaining. During the years ended December 31, 2014, 2013 and 2012, cash payments of $0.5 million, $0.5 million and $2.0 million, respectively, were made related to SS/L Phantom SARs.

During the years ended December 31, 2014, 2013 and 2012, the following activity occurred under the Stock Incentive Plan (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total intrinsic value of options exercised	$—	$—	$17,472
Total fair value of restricted stock vested	$—	$—	$287
Total fair value of restricted stock units vested	$—	$2,241	$1,403

Stock-based compensation expense consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation	$12	$488	$1,796

As of December 31, 2014, there is no unrecognized compensation cost related to non-vested awards.

12. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 61.7%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Year Ended December 31,
	2013	2012
Income from continuing operations — basic	$21,456	$100,442
Less: Adjustment for dilutive effect of Telesat stock options	(641)	(683)
Income from continuing operations — diluted	$20,815	$99,759

Telesat stock options are excluded from the calculation of diluted loss per share for the year ended December 31, 2014 as the effect would be antidilutive.

Basic earnings per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Year Ended December 31,
	2013	2012
Common and potential common shares outstanding for diluted earnings per share:
Weighted average common shares outstanding	30,850	30,703
Stock options	—	61
Unconverted restricted stock units	149	226
Unvested or unconverted restricted stock	—	1
Common shares outstanding for diluted earnings per share	30,999	30,991

For the year ended December 31, 2014, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

December 31, 2014
Unconverted restricted stock units	84

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other Benefits

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents through plans sponsored by Telesat. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for our pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions. Effective January 1, 2015, retiree medical coverage for retirees age 65 or over and their dependents was discontinued. In January 2015, the Company made a discretionary one-time payment to retirees affected to assist them in purchasing alternate coverage. The effects on the consolidated financial statements of discontinuing this coverage and the one-time payment were not significant.

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

Termination of Supplemental Executive Retirement Plan (“SERP”)

In connection with the corporate office restructuring as a result of the Sale, on December 13, 2012, Loral’s Board of Directors approved termination of the SERP. The Company made lump sum payments of $17.7 million in December 2013 to the participants in the SERP in accordance with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. The lump sum payouts were calculated based on plan provisions.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2014 and 2013, and a statement of the funded status as of December 31, 2014 and 2013, respectively. We use a December 31 measurement date for the pension plans and other post-retirement benefits (in thousands).

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Reconciliation of benefit obligation:
Obligation at beginning of period	$40,242	$62,488	$1,517	$1,051
Service cost	188	311	1	2
Interest cost	1,882	1,843	71	65
Participant contributions	21	28	58	51
Plan amendment	—	—	—	230
Actuarial loss (gain)	7,554	(3,874)	145	249
Benefit payments	(1,715)	(1,868)	(169)	(147)
Curtailment and settlement	—	(18,686)	—	16
Obligation at December 31,	48,172	40,242	1,623	1,517
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	24,628	20,207	—	—
Actual return on plan assets	1,464	3,120	—	—
Employer contributions	4,078	3,955	111	96
Participant contributions	21	28	58	51
Benefit payments	(1,715)	(1,467)	(169)	(147)
Transfer due to Sale	—	(1,215)	—	—
Fair value of plan assets at December 31,	28,476	24,628	—	—
Funded status at end of period	$(19,696)	$(15,614)	$(1,623)	$(1,517)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $21.3 million at December 31, 2014 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 4.00% and 4.75% at December 31, 2014 and 2013, respectively. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $4.0 million and $3.1 million as of December 31, 2014 and 2013, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension plan and other post-retirement benefits.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2014 and 2013 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Actuarial loss	$(17,200)	$(9,636)	$(550)	$(444)
Amendments-prior service (cost) credit	—	—	(80)	(89)
	$(17,200)	$(9,636)	$(630)	$(533)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts recognized in other comprehensive loss during the years ended December 31, 2014, 2013 and 2012 consist of (in thousands):

	Year Ended December 31,
	2014		2013		2012
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Actuarial (loss) gain during the period	$(7,972)	$(145)	$5,491	$(249)	$498	$967
Prior service cost (credit) during the period	—	—	—	(230)	1,497	—
Amortization of actuarial loss (gain)	408	39	5,947	44	9,773	(279)
Amortization of prior service cost (credit)	—	9	—	9	(2,266)	(611)
Recognition due to curtailment	—	—	2,624	63	(1,497)	—
Amount reclassified to statement of operations upon disposition of SS/L	—	—	—	—	135,618	(12,241)
Total recognized in other comprehensive income (loss)	$(7,564)	$(97)	$14,062	$(363)	$143,623	$(12,164)

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Current Liabilities	$—	$—	$526	$128
Long-Term Liabilities	19,696	15,614	1,097	1,389
	$19,696	$15,614	$1,623	$1,517

The estimated actuarial loss for pension benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $0.8 million.

The accumulated pension benefit obligation was $46.9 million and $39.2 million at December 31, 2014 and 2013, respectively.

During 2014, we contributed $4.1 million to the qualified pension plan and contributed $0.1 million for other employee post-retirement benefits. During 2015, based on current estimates, our minimum required contributions to the qualified pension plan will be approximately $4.2 million. We expect to fund approximately $0.5 million for other employee post-retirement benefits during 2015.

The following table provides the components of net periodic cost included in income from continuing operations for the plans for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Service cost	$188	$311	$824	$1	$2	$6
Interest cost	1,882	1,843	2,523	71	65	45
Expected return on plan assets	(1,882)	(1,503)	(1,435)	—	—	—
Recognition due to curtailment	—	1,671	(1,497)	—	78	—
Amortization of prior service cost (credit)	—	—	—	9	9	(24)
Amortization of net actuarial loss	408	5,947	748	39	44	12
Net periodic cost	$596	$8,269	$1,163	$120	$198	$39

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assumptions

Assumptions used to determine net periodic cost:

	For the Year Ended December 31,
	2014	2013	2012
Discount rate	4.75%	4.00%	4.75%
Expected return on plan assets	7.25%	7.25%	8.00%
Rate of compensation increase	4.25%	4.25%	4.25%

Assumptions used to determine the benefit obligation:

	December 31,
	2014	2013	2012
Discount rate	4.00%	4.75%	4.00%
Rate of compensation increase	4.25%	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Our expected long-term rate of return on plan assets for 2015 is 7.25%.

As of December 31, 2014, the Company contributions remaining for other benefits are for fixed amounts. Therefore future health care cost trend rates will not affect Company costs and accumulated postretirement benefit obligation. Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2013, used a health care cost trend rate of 8.5% decreasing gradually to 5% by 2021.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asset allocation policy is the principal method for achieving the pension plan’s investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. The pension plans’ actual and targeted asset allocations are as follows:

	December 31,
	Actual Allocation		Target Allocation
	2014	2013	Target	Target Range
Equities	58%	58%	60%	50-70%
Fixed Income	42%	42%	40%	30-50%
	100%	100%	100%	100%

The target and target range levels can be further defined as follows:

	Target Allocation
	Target	Target Range
U.S. Large Cap Equities	25%	15-40%
U.S. Small Cap Equities	5%	0-10%
Global Equities	10%	5-20%
Non-U.S. Equities	10%	5-20%
Alternative Equity Investments	10%	0-20%
Total Equities	60%	50-70%

Fixed Income	30%	20-40%
Alternative Fixed Income Investments	10%	0-20%
Total Fixed Income	40%	30-50%

Total Target Allocation	100%	100%

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below provides the fair values of the Company’s pension plan assets at December 31, 2014 and 2013, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts.

	Fair Value Measurements
			Quoted Prices
			In Active Markets	Significant	Significant
			For Identical	Observable	Unobservable
			Assets	Inputs	Inputs
Asset Category	Total	Percentage	Level 1	Level 2	Level 3
	(In thousands)
At December 31, 2014:
Equity securities:
U.S. large-cap(1)	$7,031	25%		$7,031
U.S. small-cap(2)	2,004	7%		2,004
Global (3)	2,288	8%		2,288
Non-U.S.(4)	3,494	12%		3,494
Alternative investments:
Equity long/short fund(5)	801	3%			$801
Real Estate Securities(6)	598	2%		598
Private equity fund(7)	249	1%			249
	16,465	58%	—	15,415	1,050
Fixed income securities:
Commingled funds(8)	10,273	36%		10,273
Alternative investments:
Distressed opportunity limited partnership(9)	368	1%			368
Multi-strategy limited partnerships(10)	1,370	5%			1,370
	12,011	42%	—	10,273	1,738

	$28,476	100%	—	$25,688	$2,788
At December 31, 2013:
Equity securities:
U.S. large-cap(1)	$5,965	24%		$5,965
U.S. small-cap(2)	1,688	7%		1,688
Global (3)	1,956	8%		1,956
Non-U.S.(4)	3,103	13%		3,103
Alternative investments:
Equity long/short fund(5)	842	3%			$842
Real Estate Securities(6)	482	2%		482
Private equity fund(7)	287	1%			287
	14,323	58%	—	13,194	1,129

Fixed income securities:
Commingled funds(8)	8,650	35%		8,650
Alternative investments:
Distressed opportunity limited partnership(9)	364	2%			364
Multi-strategy limited partnerships(10)	1,291	5%			1,291
	10,305	42%	—	8,650	1,655

	$24,628	100%	—	$21,844	$2,784

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Investments in common stocks that rank among the largest 1,000 companies in the U.S. stock market.

(2)	Investments in common stocks that rank among the small capitalization stocks in the U.S. stock market.

(3)	Investments in common stocks across the world without being limited by national borders or to specific regions.

(4)	Investments in common stocks of companies from developed and emerging countries outside the United States.

(5)	Investments primarily in long and short positions in equity securities of U.S. and non-U.S. companies. The fund has semi-annual tender offer redemption periods on June 30 and December 31 and is reported on a one month lag.

(6)	As of December 31, 2014, the pension plan was invested in real estate through a fund of funds which invests in global public real estate securities (REITs).

(7)	Fund invests in portfolios of secondary interest in established venture capital, buyout, mezzanine and special situation funds on a global basis. Fund is valued on a quarterly lag with adjustment for subsequent cash activity.

(8)	Investments in bonds representing many sectors of the broad bond market with both short-term and intermediate-term maturities.

(9)	Investments mainly in discounted debt securities, bank loans, trade claims and other debt and equity securities of financially troubled companies. This partnership has semi-annual withdrawal rights on June 30 and December 31. This fund is reported on a one month lag.

(10)	Investments mainly in partnerships that have multi-strategy investment programs and do not rely on a single investment model. One partnership has quarterly liquidation rights with notice of 65 days while the second partnership has monthly liquidation rights with notice of 33 days. Both funds are reported on a one month lag.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2014 and 2013 is presented below:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Equity Fund	Equity Long/Short Fund	Distressed Opportunity Ltd. Partnership	Other Limited Partnership	Multi Strategy Funds	Total
	(In thousands)
Balance at January 1, 2013	$283	$682	$299	$33	$1,191	$2,488
Unrealized gain (loss)	62	160	65	(10)	100	377
Purchases	9	—	—	—	—	9
Sales	(67)	—	—	(23)	—	(90)
Balance at December 31, 2013	287	842	364	—	1,291	2,784
Unrealized gain (loss)	12	(41)	4	—	79	54
Realized gain	—	—	—	16	—	16
Sales	(50)	—	—	(16)	—	(66)
Balance at December 31, 2014	$249	$801	$368	—	$1,370	$2,788

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

The annual audited financial statements of all funds are reviewed by the Company.

Benefit Payments

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Benefits
2015	$1,698	$535
2016	1,714	158
2017	1,710	96
2018	1,901	93
2019	1,896	129
2020 to 2024	11,702	467

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66⅔%. The Company also makes retirement contributions to the savings (401k) plan, which provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For the year ended December 31, 2014, Company contributions were $0.1 million and for each of the years ended December 31, 2013 and 2012, Company contributions were $0.2 million. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of December 31, 2014 and 2013.

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

15. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our consolidated balance sheets include an indemnification receivable of $0.4 million as of December 31, 2014 and an indemnification liability of $0.1 million as of December 31, 2013 relating to certain indemnifiable pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

In connection with the Sale, Loral has restructured its corporate functions and has reduced the number of employees at its headquarters. In 2012, Loral charged approximately $11.8 million to general and administrative expenses, mainly for severance and related costs. For the years ended December 31, 2014 and 2013, Loral paid restructuring costs of approximately $0.1 million and $3.3 million, respectively. At December 31, 2014 and 2013, the liability recorded in the consolidated balance sheet for the restructuring was $0.4 million and $0.5 million, respectively, which includes all expected future payments under the restructuring plan relating to the Sale.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency and made a payment of $3.7 million in 2013. Our consolidated balance sheets include liabilities of $1.0 million and $1.3 million as of December 31, 2014 and December 31, 2013, respectively, for indemnification liabilities relating to the sale of GdB.

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

Lease Arrangements

We lease certain facilities and equipment under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. We have no sublease income in any of the periods presented. Rent expense, is as follows (in thousands):

Rent
Expense
Year ended December 31, 2014	$595
Year ended December 31, 2013	$876
Year ended December 31, 2012	$1,062

The following is a schedule of future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more as of December 31, 2014 (in thousands):

Operating
Leases
2015	$308

Legal Proceedings

ViaSat

Under the terms of the Purchase Agreement, Loral agreed to indemnify SS/L from certain damages in the ViaSat Suit brought in 2012 by ViaSat against Loral and SS/L. In September 2014, Loral, SS/L and ViaSat entered into the Settlement Agreement pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of December 31, 2014, the total principal and interest accrued amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $55.2 million.

Following a mediation session held on December 1, 2014, Loral and MDA entered into the Allocation Agreement, pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of December 31, 2014, Loral has paid $20.8 million toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in January 2015 and is obligated to make eight additional equal quarterly payments to ViaSat through January 2017 totaling $22.5 million inclusive of interest at 3.25% per year. Our consolidated balance sheet as of December 31, 2014 includes indemnification liabilities of $23.3 million representing the present value of the January 2015 and future quarterly payments.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Litigation

We are not currently subject to any legal proceedings that, if decided adversely, could have a material adverse effect on our financial position or results of operations. In the future, however, we may become subject to legal proceedings and claims, either asserted or unasserted, that may arise in the ordinary course of business or otherwise.

16. Related Party Transactions

MHR Fund Management LLC

Mark H. Rachesky, President of MHR Fund Management LLC (“MHR”), and Hal Goldstein, a former managing principal of MHR, are members of Loral’s board of directors.

Various funds affiliated with MHR and Dr. Rachesky held, as of December 31, 2014 and December 31, 2013, approximately 38.0% of the outstanding voting common stock and as of December 31, 2014 and December 31, 2013 had a combined ownership of outstanding voting and non-voting common stock of Loral of 57.1%.

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

Information related to satellite construction contracts between SS/L and Telesat for the period when we owned SS/L is as follows (in thousands):

Year Ended
December 31, 2012
Revenues (included in income from discontinued operations) from Telesat satellite construction contracts	$57,745
Milestone payments received from Telesat	54,153

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses for each of the years ended December 31, 2014, 2013 and 2012, are net of income of $5.0 million related to the Consulting Agreement. For the years ended December 31, 2014, 2013 and 2012, Loral received payments in cash from Telesat, net of withholding taxes, of $4.8 million, $3.5 million and $1.6 million, respectively, for consulting fees and interest and payments in promissory notes of nil, $1.3 million and $4.5 million, respectively, for consulting fees and interest. The cash payments received by Loral from Telesat for the years ended December 31, 2013 and 2012 included redemption of notes receivable from Telesat of $2.6 million and $24.1 million, respectively. Telesat was not permitted to pay these amounts in cash previously because Telesat did not meet the leverage ratio required for cash payment under the indenture for its 12.5% senior subordinated notes due November 1, 2017. These notes were redeemed in May 2013. We had no notes receivable from Telesat as of December 31, 2014 and December 31, 2013 related to the Consulting Agreement.

The Telesat Indemnification (as defined in Note 6 above) includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $7 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. In addition, the tax authority in Hong Kong had previously challenged Loral Skynet’s and Telesat’s offshore claim for exempt income for the years 1999 to 2009, issuing assessments which required Loral Skynet to deposit approximately $6.5 million of taxes in 2006 and 2007 in order to retain its right to appeal. During the first quarter of 2014, Loral’s portion of this tax liability in Hong Kong and various other claims under the Telesat Indemnification were settled for approximately $1.1 million resulting in a cash recovery of $5.4 million which was received from Telesat in April 2014. As of December 31, 2014 and December 31, 2013, we had recognized a net receivable from Telesat of nil and $0.5 million, respectively, representing our estimate of the probable outcome of all tax matters under the Telesat Indemnification. The receivable as of December 31, 2013 was included in the consolidated balance sheet as other assets of $2.6 million offset by long-term liabilities of $2.1 million. There can be no assurance that future claims under the Telesat Indemnification will be ultimately settled for the net amount recorded as of December 31, 2014.

Loral’s employees and retirees participate in certain welfare plans sponsored by Telesat. Loral pays Telesat an annual administrative fee of $0.1 million and reimburses Telesat for the plan costs attributable to Loral participants.

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

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral is entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. Under this arrangement, we earned approximately $1.0 million, $1.3 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We had a receivable from Telesat of $0.3 million as of December 31, 2014 and 2013 related to this arrangement.

Until his resignation in February 2012, Michael B. Targoff served, and another Loral director currently serves, as a member of the ViaSat Board of Directors.

Other

Costs of satellite manufacturing for sales to related parties included in income from discontinued operations were $30.7 million for the year ended December 31, 2012.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, SS/L has provided ChinaSat with usage rights to two Ku-band transponders on Telesat’s Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telesat’s Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter. Pursuant to an amendment to the agreement executed in June 2009, in lieu of rights to one of the Ku-band transponders on Telstar 10, ChinaSat has rights to an equivalent amount of Ku-band capacity on Telstar 18 (the “Alternative Capacity”). The Alternative Capacity may be utilized by ChinaSat until April 30, 2019 subject to certain conditions. Under the agreement, SS/L makes monthly payments to Telesat for the transponders allocated to ChinaSat. Effective with the termination of Telesat’s leasehold interest in Telstar 10 in July 2009, SS/L makes monthly payments with respect to capacity used by ChinaSat on Telstar 10 directly to APT, the owner of the satellite. Interest expense on this liability included in income from discontinued operations was $0.2 million for the year ended December 31, 2012. For the year ended December 31, 2012, SS/L made payments of $2.2 million to Telesat pursuant to the agreement. The liability for the future use of these transponders was retained by SS/L in connection with the Sale.

As described in Note 6, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of December 31, 2014 and 2013 were $6.8 million and $6.9 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the years ended December 31, 2014 and 2013, and we had a full allowance against these receivables as of December 31, 2014 and 2013. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR and the ViaSat Suit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month. During 2014, 2013 and 2012, he also reimbursed the Company for certain expenses totaling $17,000 per month commencing December 15, 2012. For each of the years ended December 31, 2014 and 2013, Mr. Targoff earned $1,440,000 (before his expense reimbursement to Loral of $204,000) and for the year ended December 31, 2012 Mr. Targoff earned $60,000 (before his expense reimbursement to Loral of $8,500). Effective January 1, 2015, Mr. Targoff reimburses the Company for net expenses of $5,250 per month.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended
Year ended December 31, 2014 (1)	March 31,	June 30,	September 30,	December 31,
Operating loss	$(1,340)	$(1,336)	$(1,281)	$(1,373)
Loss from continuing operations before income taxes and equity in net (loss) income of affiliates	(1,977)	(1,881)	(1,643)	(2,529)
Equity in net income (loss) of affiliates	(2,169)	64,363	(19,283)	(44,413)
Income (loss) from continuing operations (2)	(14,818)	53,002	(25,880)	(13,731)
Income (loss) from discontinued operations, net of tax (3)	(7)	(1)	(6,440)	(17,954)
Net income (loss)	(14,825)	53,001	(32,320)	(31,685)
Net income (loss) attributable to Loral common shareholders	(14,825)	53,001	(32,320)	(31,685)
Basic and diluted income (loss) per share
Basic income (loss) per share from continuing operations	$(0.48)	$1.71	$(0.84)	$(0.44)
Basic loss per share from discontinued operations, net of tax	—	—	(0.21)	(0.58)
Basic income (loss) per share	$(0.48)	$1.71	$(1.05)	$(1.02)
Diluted income (loss) per share from continuing operations	$(0.48)	$1.67	$(0.84)	$(0.44)
Diluted loss per share from discontinued operations, net of tax	—	—	(0.21)	(0.58)
Diluted income (loss) per share	$(0.48)	$1.67	$(1.05)	$(1.02)

	Quarter Ended
Year ended December 31, 2013 (1)	March 31,	June 30,	September 30,	December 31,
Operating loss	$(3,747)	$(3,361)	$(3,452)	$(5,478)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(3,491)	(3,364)	(3,365)	(5,310)
Equity in net income (loss) of affiliates	(7,281)	132	33,358	12,618
Income (loss) from continuing operations (2)	(13,587)	(5,402)	37,582	2,863
Income (loss) from discontinued operations, net of tax	123	(2,488)	(1,987)	(525)
Net income (loss)	(13,464)	(7,890)	35,595	2,338
Net income (loss) attributable to Loral common shareholders	(13,464)	(7,890)	35,595	2,338
Basic and diluted income (loss) per share
Basic income (loss) per share from continuing operations	$(0.44)	$(0.18)	$1.22	$0.09
Basic loss per share from discontinued operations, net of tax	—	(0.08)	(0.06)	(0.02)
Basic income (loss) per share	$(0.44)	$(0.26)	$1.16	$0.07
Diluted income (loss) per share from continuing operations	$(0.44)	$(0.18)	$1.19	$0.09
Diluted loss per share from discontinued operations, net of tax	—	(0.08)	(0.06)	(0.02)
Diluted income (loss) per share	$(0.44)	$(0.26)	$1.13	$0.07

(1) The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

(2)	Variations in income from continuing operations among quarters in 2014 and 2013 are primarily the result of (i) the effect of changes in foreign exchange rates between the Canadian dollar and the U.S. dollar on our equity in net income (loss) of Telesat and (ii) the limitation on recording our portion of Telesat’s net income or loss due to the reduction of the carrying amount of our investment in Telesat to zero as a result of the excess of cash dividends received from Telesat in 2012. Equity in net income (loss) of affiliates for the quarter ended December 31, 2014 included an impairment charge to reduce our investment in XTAR to its fair value. Equity in net income (loss) of affiliates for the quarter ended March 31, 2013 included expense related to refinancing.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)	Loss from discontinued operations, net of tax, for the quarters ended September 30, 2014 and December 31, 2014 includes the effects of the settlement of the ViaSat Suit and the allocation of the settlement between Loral and MDA, parent of SS/L (see Note 15).

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2014, 2013 and 2012

(In thousands)

		Additions
	Balance at	Charged to	Charged to	Balance at
	Beginning	Costs and	Other	End of
Description	of Period	Expenses	Accounts(1)	Period
Year ended 2012
Allowance for affiliate receivables	$4,037	$1,209	$—	$5,246
Deferred tax valuation allowance	$10,887	$(3,779)	$—	$7,108
Year ended 2013
Allowance for affiliate receivables	$5,246	$1,446	$—	$6,692
Deferred tax valuation allowance	$7,108	$120	$—	$7,228
Year ended 2014
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$7,228	$624	$53	$7,905

(1)	Changes in the deferred tax valuation allowance which have been charged to other accounts have been recorded in other comprehensive loss.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Telesat Holdings Inc.

We have audited the accompanying consolidated financial statements of Telesat Holdings Inc. (the “Company”), which comprise the consolidated balance sheets as at December 31, 2014 and December 31, 2013, and the consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders' equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2014, and a summary of significant accounting policies and other explanatory information.

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

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Telesat Holdings Inc. as at December 31, 2014 and December 31, 2013, and its financial performance and its cash flows for each of the years in the three-year period ended December 31, 2014 in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants
Licensed Public Accountants
February 25, 2015
Toronto, Canada

Telesat Holdings Inc.

Consolidated Statements of Income
For the year ended December 31

(in thousands of Canadian dollars)	Notes	2014	2013	2012
Revenue	6	$922,871	$896,896	$845,810
Operating expenses	7	(187,789)	(201,062)	(245,879)
		735,082	695,834	599,931
Depreciation		(216,496)	(211,151)	(208,685)
Amortization		(30,825)	(32,659)	(35,965)
Other operating (losses) gains, net	8	(304)	25,335	5,890
Operating income		487,457	477,359	361,171
Interest expense	9	(206,933)	(224,099)	(245,421)
Loss on financing		—	(18,487)	(77,278)
Interest and other income		3,056	11,668	1,361
Gain (loss) on changes in fair value of financial instruments		48,931	80,928	(58,984)
(Loss) gain on foreign exchange		(241,087)	(194,909)	78,854
Income before tax		91,424	132,460	59,703
Tax expense	10	(78,220)	(64,367)	(35,344)
Net income		$13,204	$68,093	$24,359

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Comprehensive (Loss) Income
For the year ended December 31

(in thousands of Canadian dollars)	2014	2013	2012
Net income	$13,204	$68,093	$24,359
Other comprehensive (loss) income
Items that may be reclassified into profit or loss
Foreign currency translation adjustments	3,793	(1,281)	(1,509)
Items that will not be reclassified into profit or loss
Actuarial (losses) gains on employee benefit plans	(23,346)	21,230	5,696
Tax recovery (expense)	5,777	(5,280)	(1,366)
Other comprehensive (loss) income	(13,776)	14,669	2,821
Total comprehensive (loss) income	$(572)	$82,762	$27,180

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Changes in Shareholders' Equity

(in thousands of Canadian dollars)	Notes	Common shares	Preferred shares	Total share capital	Accumulated earnings	Equity-settled employee benefits reserve	Foreign currency translation reserve	Total reserves	Total shareholders' equity
Balance at January 1, 2012		$756,414	$541,764	$1,298,178	$369,992	$27,227	$(5,233)	$21,994	$1,690,164
Net income		—	—	—	24,359	—	—	—	24,359
Issuance of share capital		—	14,762	14,762	—	—	—	—	14,762
Return of capital	33	(415,812)	(240,734)	(656,546)	—	—	—	—	(656,546)
Other comprehensive income (loss), net of tax expense of $1,366		—	—	—	4,330	—	(1,509)	(1,509)	2,821
Share-based compensation		—	—	—	(25,639)	(23,189)	—	(23,189)	(48,828)
Balance at December 31, 2012		$340,602	$315,792	$656,394	$373,042	$4,038	$(6,742)	$(2,704)	$1,026,732
Balance at January 1, 2013		$340,602	$315,792	$656,394	$373,042	$4,038	$(6,742)	$(2,704)	$1,026,732
Net income		—	—	—	68,093	—	—	—	68,093
Dividends declared on preferred shares	25	—	—	—	(10)	—	—	—	(10)
Issuance of share capital	25	—	266	266	—	—	—	—	266
Other comprehensive income (loss), net of tax expense of $5,280		—	—	—	15,950	—	(1,281)	(1,281)	14,669
Share-based compensation		—	—	—	(1,062)	13,215	—	13,215	12,153
Balance at December 31, 2013		$340,602	$316,058	$656,660	$456,013	$17,253	$(8,023)	$9,230	$1,121,903
Balance at January 1, 2014		$340,602	$316,058	$656,660	$456,013	$17,253	$(8,023)	$9,230	$1,121,903
Net income		—	—	—	13,204	—	—	—	13,204
Dividends declared on preferred shares	25	—	—	—	(20)	—	—	—	(20)
Issuance of share capital	25	—	214	214	—	—	—	—	214
Other comprehensive (loss) income, net of tax recovery of $5,777		—	—	—	(17,569)	—	3,793	3,793	(13,776)
Share-based compensation		—	—	—	—	9,643	—	9,643	9,643
Balance at December 31, 2014		$340,602	$316,272	$656,874	$451,628	$26,896	$(4,230)	$22,666	$1,131,168

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Balance Sheets

(in thousands of Canadian dollars)	Notes	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	30	$497,356	$298,713
Trade and other receivables	11	49,534	50,266
Other current financial assets	12	765	7,174
Prepaid expenses and other current assets	13	17,202	18,665
Total current assets		564,857	374,818
Satellites, property and other equipment	6, 16	1,861,015	1,962,759
Deferred tax assets	10	3,183	10,024
Other long-term financial assets	6, 14	38,442	76,006
Other long-term assets	6, 15	3,170	2,765
Intangible assets	6, 17	820,572	845,286
Goodwill	18	2,446,603	2,446,603
Total assets		$5,737,842	$5,718,261
Liabilities
Trade and other payables	19	$36,714	$34,484
Other current financial liabilities	20	35,633	164,755
Other current liabilities	21	124,145	122,058
Current indebtedness	24	58,822	57,364
Total current liabilities		255,314	378,661
Long-term indebtedness	24	3,486,857	3,284,502
Deferred tax liabilities	10	484,758	515,207
Other long-term financial liabilities	22	60,753	72,803
Other long-term liabilities	23	318,992	345,185
Total liabilities		4,606,674	4,596,358
Shareholders' Equity
Share capital	25	656,874	656,660
Accumulated earnings		451,628	456,013
Reserves		22,666	9,230
Total shareholders' equity		1,131,168	1,121,903
Total liabilities and shareholders' equity		$5,737,842	$5,718,261

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Cash Flows
For the year ended December 31

(in thousands of Canadian dollars)	Notes	2014	2013	2012
			Restated (Note 3)	Restated (Note 3)
Cash flows from operating activities
Net income		$13,204	$68,093	$24,359
Adjustments to reconcile net income to cash flows from operating activities
Depreciation		216,496	211,151	208,685
Amortization		30,825	32,659	35,965
Tax expense	10	78,220	64,367	35,344
Interest expense		206,933	224,099	245,421
Interest income		(2,711)	(1,288)	(1,090)
Unrealized foreign exchange loss (gain)		238,386	194,041	(78,427)
(Gain) loss on changes in fair value of financial instruments		(48,931)	(80,928)	58,984
Share-based compensation	28	9,655	13,517	1,202
Impairment reversal on intangible assets	8	—	(17,274)	(1,194)
Gain on other post-employment benefit plan amendment	8	—	(9,786)	—
Loss on disposal of assets	8	304	1,725	778
Loss on financing		—	18,487	77,278
Other		(57,538)	(49,755)	(62,646)
Income taxes paid, net of income taxes received	30	(80,799)	(12,569)	(3,764)
Interest paid, net of capitalized interest and interest received	30	(192,897)	(211,141)	(238,392)
Customer prepayments on future satellite services		—	32,305	40,345
Insurance proceeds		—	—	314
Repurchase of stock options and exercise of share appreciation rights	28	—	(1,196)	(35,266)
Operating assets and liabilities	30	1,052	3,023	(7,907)
Net cash from operating activities		$412,199	$479,530	$299,989
Cash flows used in investing activities
Satellite programs, including capitalized interest		$(84,591)	$(71,178)	$(162,549)
Purchase of other property and equipment		(10,695)	(8,772)	(7,611)
Purchase of intangible assets		(185)	(6)	(166)
Proceeds from sale of assets		311	1,081	72
Net cash used in investing activities		$(95,160)	$(78,875)	$(170,254)
Cash flows used in financing activities
Proceeds from indebtedness		$—	$—	$3,306,865
Proceeds from issue of promissory note	33	—	—	145,466
Repayment of indebtedness		(70,692)	(271,448)	(2,777,507)
Settlement of derivatives		(60,824)	(1,219)	(1,693)
Repayment of senior preferred shares	33	—	—	(141,435)
Payment of premium on early retirement of indebtedness		—	(13,793)	(39,444)
Payment of debt issue costs		—	(810)	(52,030)
Return of capital to shareholders	33	—	—	(656,546)
Proceeds from exercise of stock options		202	99	—
Dividends paid on preferred shares		(20)	(10)	—
Satellite performance incentive payments		(5,452)	(4,770)	(4,582)
Net cash used in financing activities		$(136,786)	$(291,951)	$(220,906)
Effect of changes in exchange rates on cash and cash equivalents		$18,390	$9,048	$(5,830)
Increase (decrease) in cash and cash equivalents		$198,643	$117,752	$(97,001)
Cash and cash equivalents, beginning of year		298,713	180,961	277,962
Cash and cash equivalents, end of year	30	$497,356	$298,713	$180,961

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

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

As at December 31, 2014, Loral Space and Communications Inc. (“Loral”) and Canada’s Public Sector Pension Investment Board (“PSP Investments”) indirectly hold economic interests in Telesat of 62.8% and 35.3%, respectively, with the remaining 1.9% economic interest held by various individuals. Loral indirectly holds a voting interest of 32.7% on all matters including the election of directors. PSP Investments indirectly holds a voting interest of 67.3% on all matters except for the election of directors, and a 29.4% voting interest for the election of directors. The remaining voting interest of 37.9% for the election of directors is held by shareholders of the Company’s Director Voting Preferred Shares.

Unless the context states or requires otherwise, references herein to the “financial statements” or similar terms refer to the consolidated financial statements of Telesat Holdings Inc.

On February 25, 2015, these financial statements were approved by the Audit Committee of the Board of Directors and authorized for issue.

2. BASIS OF PRESENTATION

Statement of Compliance

The consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The accounting policies described in Note 4 were consistently applied to all the years presented.

Basis of Consolidation

These consolidated financial statements include the results of the Company and subsidiaries controlled by the Company. Control is achieved when the Company has power over an entity, has exposure, or rights to variable returns from its involvement with an entity, and has the ability to use the power over an entity to affect the amount of its return. The most significant wholly-owned subsidiaries are listed in Note 32.

3. CHANGES IN ACCOUNTING POLICIES

IFRIC 21, Levies

The Company adopted IFRIC 21 on January 1, 2014. The adoption clarified the definition and treatment of levies. The change had no impact on the financial statements of the Company. The clarification of the definition and treatment of levies has been adopted retrospectively.

Amendments to IAS 36, Impairment of Assets

The Company adopted the amendments to IAS 36 on January 1, 2014. The adoption will result in additional note disclosure in cases where the recoverable amount of impaired assets is based on fair value less costs of disposal. The change had no impact on these financial statements. The amendment has been adopted prospectively.

IAS 1, Presentation of the Consolidated Statements of Cash Flows

For the year ended December 31, 2014, the Company changed its presentation on the statements of cash flows for income tax expense, unrealized foreign exchange loss (gain), and the settlement of derivatives.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. CHANGES IN ACCOUNTING POLICIES  – (continued)

Income tax expense has been included as a separate non-cash adjustment to cash flows from operating activities. The income tax expense had previously been classified as a component of operating assets and liabilities in cash flows from operating activities.

The cash flows relating to the settlement of derivatives have been classified as cash flows used in financing activities. The cash flows relating to the settlement of derivatives had previously been classified as a component of operating assets and liabilities in cash flows from operating activities.

The foreign exchange impact on cash and cash equivalents for Canadian subsidiaries has been included in the effect of changes in exchange rates on cash and cash equivalents. This balance had previously been classified as unrealized foreign exchange loss (gain) in cash flows from operating activities.

The change in presentation resulted in certain comparative figures being reclassified on the statements of cash flows to conform with the financial statement presentation adopted in the current year.

4. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared on an historical cost basis except for certain financial instruments which were measured at their fair values, as explained in the accounting policies below. Historical cost is based on the fair value of the consideration given or received in exchange for assets or liabilities.

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

Foreign Currency Translation

Unless otherwise specified, all figures reported in the consolidated financial statements and associated note disclosures are presented in Canadian dollars, which is the functional and presentational currency of the Company. Each of the subsidiaries of the Company determines its own functional currency and uses that currency to measure items on its separate financial statements.

Upon consolidation of the Company’s foreign operations that have a functional currency other than the Canadian dollar, assets and liabilities are translated at the year end exchange rate, and revenue and expenses are translated at average exchange rates of the month in which the transactions occurred. Gains or losses on the translation of foreign subsidiaries are recognized in other comprehensive income.

On the financial statements of the Company and its subsidiaries, foreign currency non-monetary assets and liabilities are translated at their historical exchange rates, foreign currency monetary assets and liabilities are translated at the year end exchange rates, and foreign denominated revenue and expenses are translated at average exchange rates of the month in which the transaction occurred. Gains or losses on translation of these items are recognized as a component of net income.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits, short-term investments and restricted cash expected to be used within the next twelve months.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Revenue Recognition

Telesat recognizes revenue from satellite services when earned, as services are rendered or delivered to customers. Revenue is measured at the fair value of the consideration received or receivable. There must be clear evidence that an arrangement exists, the amount of revenue must be known or determinable and collectability must be reasonably assured.

Revenue from a contract to sell consulting services is recognized as follows:

•	Consulting revenue for cost plus contracts is recognized after the work has been completed and accepted by the customer.

•	The percentage of completion method is used for fixed price consulting revenue contracts. Percentage of completion is measured by comparing actual cost incurred to total cost expected.

Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty or return and there is no general right of return. Historically, the Company has not incurred significant expenses for warranties.

When a transaction involves more than one product or service, revenue is allocated to each deliverable based on its relative fair value; otherwise, revenue is recognized as products are delivered or as services are provided over the term of the customer contract. Transactions are evaluated to determine whether the Company is the principal and if the transactions should be recorded on a gross or net basis.

Deferred Revenue

Deferred revenue represents the Company’s liability for the provision of future services and is classified on the balance sheet in other current and other long-term liabilities. Deferred revenue consists of remuneration received in advance of the provision of service and is recognized in income on a straight-line basis over the term of the related customer contract.

Borrowing Costs

Borrowing costs are incurred on the Company’s debt financing. Borrowing costs attributable to the acquisition, production or construction of a qualifying asset are added to the cost of that asset. The Company has defined a qualifying asset as an asset that takes longer than twelve months to be ready for its intended use or sale. Capitalization of borrowing costs continues until such time that the asset is substantially ready for its intended use or sale. Borrowing costs are determined based on specific financing related to the asset or in the absence of specific financing, the borrowing costs are calculated on the basis of a capitalization rate which is equal to the Company’s weighted average cost of debt. All other borrowing costs are expensed when incurred.

Satellites, Property and Other Equipment

Satellites, property and other equipment, which are carried at cost, less accumulated depreciation and any accumulated impairment losses, include the contractual cost of equipment, capitalized engineering costs, capitalized borrowing costs during the construction or production of qualifying assets, and with respect to satellites, the cost of launch services, and launch insurance.

Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Below are the estimated useful lives in years of satellites, property and other equipment as of December 31, 2014.

Years
Satellites	12 to 15
Property and other equipment	2 to 30

Construction in progress is not depreciated as depreciation only commences when the asset is ready for its intended use. For satellites, depreciation commences on the day the satellite becomes available for service and continues until the accumulated depreciation equals the amount of the cost or until the satellite is retired.

The investment in each satellite will be removed from the accounts when the satellite is retired. When other property is retired from operations at the end of its useful life, the cost of the asset and accumulated depreciation are removed from the accounts. Earnings are credited with the amount of any net salvage value and charged with any net cost of removal. When an asset is sold prior to the end of its useful life, the gain or loss is recognized immediately in other operating (losses) gains, net.

In the event of an unsuccessful launch or total in-orbit satellite failure, all unamortized costs that are not recoverable under launch or in-orbit insurance are recorded in other operating (losses) gains, net.

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

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

An impairment loss is the amount by which the carrying amount of an asset or CGU exceeds its recoverable amount. When an impairment loss subsequently reverses, the carrying amount of the asset (or a CGU) is increased to the revised measure of its recoverable amount, so that the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognized for the asset (or CGU) in prior years. Impairment losses and reversals of impairment losses are recognized in other operating (losses) gains, net.

Goodwill and Intangible Assets

The Company accounts for business combinations using the acquisition method of accounting, which establishes specific criteria for the recognition of intangible assets separately from goodwill. Goodwill represents the excess between the total of the consideration transferred over the fair value of net assets acquired. After initial recognition at cost, goodwill is measured at cost less any accumulated impairment losses.

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

Below are the estimated useful lives in years of the finite life intangible assets as of December 31, 2014.

Years
Revenue backlog	9 to 17
Customer relationships	6 to 21
Customer contracts	3 to 15
Concession rights	6 to 15
Transponder rights	14
Patents	18

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

An impairment test consists of assessing the recoverable amount of an asset, which is the higher of its fair value less disposal costs and its value in use. For the impairment assessment, fair value is calculated on a recurring basis and is calculated using level 2 or level 3 of the fair value hierarchy depending upon the valuation approach being utilized.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Orbital Slots

In performing the orbital slot impairment analysis, the Company determines, for each orbital slot, its fair value less disposal costs, and its value in use on an annual basis. The higher of these two amounts is determined to be the recoverable amount. To the extent that the recoverable amount is less than the carrying value of the asset, an impairment exists and the asset is written down to its recoverable amount.

The key assumptions used in estimating the recoverable amounts of the orbital slots include:

i)	the market penetration leading to revenue growth;

ii)	the profit margin;

iii)	the duration and profile of the build-up period;

iv)	the estimated start-up costs and losses incurred during the build-up period; and

v)	the discount rate.

Fair value less disposal costs is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. In order to determine the fair value less disposal costs, the Company uses either a market or income approach. Under a market approach, the Company measures what an independent third party would pay to purchase the orbital slot by looking to actual market transactions for similar assets. Under an income approach, the fair value is determined to be the sum of the projected discounted cash flows over a discrete period of time in addition to the terminal value.

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

Under both approaches, all assumptions used are based on management’s best estimates. The discount rates are consistent with external sources of information.

Trade Name

For the purposes of impairment testing, the fair value of the trade name was determined using an income approach, specifically the relief from royalties method.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The relief from royalties method is comprised of two major steps:

i)	a determination of the hypothetical royalty rate; and

ii)	the subsequent application of the royalty rate to projected revenue.

In determining the hypothetical royalty rate in the relief from royalties method, the Company considered comparable license agreements, operating earnings benchmarks, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. The key assumptions used include the tax and discount rates.

Financial Instruments

The Company uses derivative financial instruments to manage its exposure to foreign exchange risk associated with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. Currently, the Company does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All realized and unrealized gains and losses on these derivative financial instruments are recorded in the consolidated statement of income as part of gain (loss) on changes in fair value of financial instruments.

Financial assets and financial liabilities that are classified as held-for-trading (“HFT”) are measured at fair value. The unrealized gains and losses relating to HFT assets and liabilities are recorded in the consolidated statement of income in the gain (loss) on changes in fair value of financial instruments. Loans and receivables and other liabilities are recorded at amortized cost in accordance with the effective interest method.

Derivatives, including embedded derivatives that must be separately accounted for, are recorded at fair value on the consolidated balance sheet at inception and marked to market at each reporting period thereafter. Derivatives embedded in other financial instruments are treated as separate derivatives when their risk and characteristics are not closely related to those of the host contract and the host contract is measured separately according to its characteristics. The Company accounts for embedded foreign currency derivatives and the related host contract as a single instrument where the contract requires payments denominated in the currency that is commonly used in contracts to procure non-financial items in the economic environment in which the Company transacts.

Transaction costs for financial instruments classified as HFT are expensed as incurred. Transaction costs that are directly attributable to the acquisition of the financial assets and financial liabilities (other than HFT) are added or deducted from the fair value of the financial asset and financial liability on initial recognition.

Financing Costs

The debt issuance costs related to the Revolving Credit Facility and the Canadian Term Loan Facility are accounted for as short-term and long-term deferred charges and included in prepaid expenses and other current assets and other long-term assets. The deferred charges are amortized to interest expense on a straight-line basis. All other debt issuance costs are included in current and long-term indebtedness and are amortized to interest expense using the effective interest method.

Employee Benefit Plans

Telesat maintains one contributory and three non-contributory defined benefit pension plans which provide benefits based on length of service and rate of pay. Two of these plans were closed to new members in 2013. Telesat is responsible for adequately funding the defined benefit pension plans. Contributions are made based on actuarial cost methods that are permitted by pension regulatory bodies and reflect assumptions about future investment returns, salary projections and future service benefits. Telesat also provides other post-employment and retirement benefits, including health care and life insurance benefits on retirement and various disability plans, workers compensation and medical benefits to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement, under certain circumstances. In addition, Telesat provides defined contribution pension plans, under certain circumstances, for employees who are not eligible for the defined benefit pension plans. Costs for defined contribution pension plans are recognized as an expense during the year in which the employees have rendered service entitling them to the Company’s contribution.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Remeasurements arising from defined benefit pension plans comprise actuarial gains and losses and the return on plan assets (excluding interest). Telesat recognizes them immediately in other comprehensive income, which is included in accumulated earnings, in the period in which they occur.

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

The pension expense for 2014 was determined based on membership data as at December 31, 2012. The accrued benefit obligation as at December 31, 2014 was determined based on the membership data as at December 31, 2013, and extrapolated one year based on December 31, 2014 assumptions. For certain Canadian post-retirement benefits, the expense for 2014 was based on membership data as at September 30, 2012. For certain American post-retirement benefits, the expense for 2014 was based on membership data as at January 1, 2014. The accrued benefit obligation as at December 31, 2014 was determined based on membership data as at September 30, 2014, and extrapolated three months based on December 31, 2014 assumptions. The most recent valuation of the pension plans for funding purposes was as of January 1, 2014. The next required valuation for the employee pension plan is as of January 1, 2015 while the pension plan for designated employees is due as of January 1, 2017. Valuations will be performed for both pension plans as of January 1, 2015.

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

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Future Changes in Accounting Policies

The IASB periodically issues new accounting standards. The new standards determined to be applicable to the Company are disclosed below. The remaining standards have been excluded as they are not applicable.

Revenue

IFRS 15, Revenue from Contracts with Customers (“IFRS 15”) was issued by the IASB on May 28, 2014, and will replace IAS 18, Revenue, IAS 11, Construction Contracts, and related interpretations on revenue. IFRS 15 sets out the requirements for recognizing revenue that apply to all contracts with customers, except for contracts that are within the scope of the standards on leases, insurance contracts and financial instruments. IFRS 15 uses a control based approach to recognize revenue which is a change from the risk and reward approach under the current revenue standard. Companies can elect to use either a full or modified retrospective approach when adopting this standard which is effective for annual periods beginning on or after January 1, 2017. The Company is currently evaluating the impact of IFRS 15 on its consolidated financial statements.

Financial instruments

IFRS 9, Financial Instruments (“IFRS 9”) was issued by the IASB on July 24, 2014, and will replace IAS 39, Financial Instruments: Recognition and Measurement (“IAS 39”).

IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, replacing multiple rules in IAS 39. The approach in IFRS 9 is based on how an entity manages its financial instruments in the context of its business model and the contractual cash flow characteristics of the financial assets. Impairments of financial assets are determined using a single impairment model that requires entities to recognize expected credit losses without requiring a triggering event to occur. Financial liabilities are measured using one of three measurement approaches (fair value through profit or loss (“FVTPL”), fair value through other comprehensive income (“FVTOCI”), or amortized cost). Financial liabilities that are held-for-trading are measured at FVTPL, financial liabilities that are considered available for sale are measured at FVTOCI unless the FVTPL option is elected, while all other financial liabilities are measured at amortized cost unless the fair value option is elected. The treatment of embedded derivatives under the new standard is consistent with IAS 39.

This standard is effective for annual periods beginning on or after January 1, 2018. The Company is currently evaluating the impact of IFRS 9 on its consolidated financial statements.

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

Uncertain income tax positions

The Company operates in numerous jurisdictions and is subject to country-specific tax laws. Management uses significant judgment when determining the worldwide provision for tax, and estimates provisions for uncertain tax positions as the amounts expected to be paid are based on a qualitative assessment of all relevant factors. In the assessment, management considers risk with respect to tax matters under active discussion, audit, dispute or appeal with tax authorities, or which are otherwise considered to involve uncertainty. Management reviews the provisions at each balance sheet date.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

5. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES  – (continued)

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

Critical accounting estimates and assumptions

The Company makes accounting estimates and assumptions that affect the carrying value of assets and liabilities, reported net income and disclosure of contingent assets and liabilities. Estimates and assumptions are based on historical experience, current events and other relevant factors, therefore, actual results may differ and differences could be material. The accounting estimates and assumptions critical to the determination of the amounts reported in the financial statements were as follows:

Derivative financial instruments measured at fair value

Derivative financial assets and liabilities measured at fair value were $22.6 million and $19.4 million, respectively, at December 31, 2014 (December 31, 2013 — $51.6 million and $154.3 million, respectively). Quoted market values are unavailable for the Company’s financial instruments and, in the absence of an active market, the Company determines fair value for financial instruments based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs. The determination of fair value is significantly impacted by the assumptions used for the amount and timing of estimated future cash flows and discount rates. As a result, the fair value of financial assets and liabilities and the amount of gain (loss) on changes in fair value of financial instruments recorded to net income could vary.

Impairment of goodwill

Goodwill represented $2,446.6 million of total assets at December 31, 2014 and December 31, 2013. Determining whether goodwill is impaired requires an estimation of the Company’s value which requires management to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, tax rates and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Impairment of intangible assets

Intangible assets represented $820.6 million of total assets at December 31, 2014 (December 31, 2013 —  $845.3 million). Impairment of intangible assets is tested annually or more frequently if indicators of impairment or reversal of a prior impairment loss exist. The impairment analysis requires the Company to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, discount rates, tax rates and annual growth rates. Significant judgments are made in establishing these assumptions. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

5. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES  – (continued)

Employee benefits

The cost of defined benefit pension plans and other post-employment benefits, and the present value of the pension obligation are determined using actuarial valuations. An actuarial valuation involves making various assumptions which may differ from actual developments in the future. These include the determination of the discount rate, future salary increases, mortality rates, future pension increases and return on plan assets. Due to the complexity of the valuation, the underlying assumptions, and its long-term nature, the defined benefit obligation is highly sensitive to changes in these assumptions. All assumptions are reviewed annually.

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

The Company derives revenue from the following services:

•	Broadcast — Direct-to-home television, video distribution and contribution, and occasional use services.

•	Enterprise — Telecommunication carrier, government, two-way internet, resource maritime, and aeronautical, retail and satellite operator services.

•	Consulting and other — Consulting services related to space and earth segments, government studies, satellite control services and research and development.

Revenue derived from the above services was as follows:

Year ended December 31,	2014	2013	2012
Broadcast	$468,207	$471,006	$439,410
Enterprise	430,217	402,377	380,496
Consulting and other	24,447	23,513	25,904
Revenue	$922,871	$896,896	$845,810

Geographic Information

Revenue by geographic regions was based on the point of origin of the revenue (destination of the billing invoice), and were allocated as follows:

Year ended December 31,	2014	2013	2012
Canada	$435,761	$446,567	$417,383
United States	294,977	276,983	268,434
Europe, Middle East & Africa	83,591	81,143	74,952
Latin America & Caribbean	83,024	74,181	67,744
Asia & Australia	25,518	18,022	17,297
Revenue	$922,871	$896,896	$845,810

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

6. SEGMENT INFORMATION  – (continued)

The Company’s satellites are in geosynchronous orbit. For disclosure purposes, the satellites have been classified based on ownership. Satellites, property and other equipment and intangible assets by geographic region were allocated as follows with the comparative figures being restated to conform with additional geographic regions disclosed in the current year:

As at December 31,	2014	2013
Canada	$1,479,557	$1,657,350
United States	184,419	208,821
Luxembourg	145,267	42,881
Isle of Man	46,897	48,670
All others	4,875	5,037
Satellites, property and other equipment	$1,861,015	$1,962,759

As at December 31,	2014	2013
Canada	$770,816	$798,802
United States	37,174	33,416
All others	12,582	13,068
Intangible assets	$820,572	$845,286

Other long-term financial assets and other long-term assets by geographic regions were allocated as follows:

As at December 31,	2014	2013
Canada	$36,509	$68,055
All others	1,933	7,951
Other long-term financial assets	$38,442	$76,006

As at December 31	2014	2013
Canada	$3,108	$2,757
All others	62	8
Other long-term assets	$3,170	$2,765

Goodwill was not allocated to geographic regions.

Major Customers

For the year ended December 31, 2014, there were three significant customers each representing more than 10% of consolidated revenue (December 31, 2013 — three customers, December 31, 2012 —  two customers).

7. OPERATING EXPENSES

Year ended December 31,	2014	2013	2012
Compensation and employee benefits(a)	$69,723	$79,051	$116,414
Other operating expenses(b)	42,555	43,960	47,555
Cost of sales(c)	75,511	78,051	81,910
Operating expenses	$187,789	$201,062	$245,879

(a)	Compensation and employee benefits include salaries, bonuses, commissions, post-employment benefits and charges arising from share-based compensation.

(b)	Other operating expenses include general and administrative expenses, marketing expenses, in-orbit insurance expenses, professional fees and facility costs.

(c)	Cost of sales includes the cost of third-party capacity, the cost of equipment sales and other costs directly attributable to fulfilling the Company’s obligations under customer contracts.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

8. OTHER OPERATING (LOSSES) GAINS, NET

Year ended December 31,	2014	2013	2012
Impairment reversal on intangible assets (Note 17)	$—	$17,274	$1,194
Gain on other post-employment benefit plan amendment (Note 29)	—	9,786	—
Gain on forgiveness of satellite performance incentive payments	—	—	5,474
Loss on disposal of assets	(304)	(1,725)	(778)
Other operating (losses) gains, net	$(304)	$25,335	$5,890

9. INTEREST EXPENSE

Year ended December 31,	2014	2013	2012
Interest on indebtedness	$167,051	$173,522	$197,389
Interest on derivative instruments	38,851	46,349	45,877
Interest on performance incentive payments	4,117	4,453	4,142
Interest on Senior Preferred Shares	—	—	2,380
Interest on promissory notes	—	66	9,884
Interest on employee benefit plans	1,344	3,070	3,215
Capitalized interest	(4,430)	(3,361)	(17,466)
Interest expense	$206,933	$224,099	$245,421

10. INCOME TAXES

Year ended December 31,	2014	2013	2012
Current tax expense (recovery)	$103,388	$50,039	$(1,565)
Deferred tax (recovery) expense	(25,168)	14,328	36,909
Tax expense	$78,220	$64,367	$35,344

A reconciliation of the statutory income tax rate, which is a composite of Canadian federal and provincial rates, to the effective income tax rate was as follows:

Year ended December 31,	2014	2013	2012
Income before tax	$91,424	$132,460	$59,703
Multiplied by the statutory income tax rates	26.52%	26.50%	26.51%
	24,246	35,102	15,827
Income tax recorded at rates different from the Canadian tax rate	1,704	1,125	(2,391)
Permanent differences	32,167	24,388	2,849
Effect on deferred tax balances due to changes in income tax rates	—	196	25,420
Effect of temporary differences not recognized as deferred tax assets	23,556	14,121	(3,942)
Previously unrecognized tax losses and credits	(2,425)	(8,443)	—
Reversal of tax reserve	(708)	(2,045)	(2,224)
Other	(320)	(77)	(195)
Tax expense	$78,220	$64,367	$35,344
Effective income tax rate	85.56%	48.59%	59.20%

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

10. INCOME TAXES  – (continued)

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

As at December 31,	2014	2013
Deferred tax assets
Foreign tax credit	$9,879	$18,513
Minimum tax credit	801	—
Financing charges	8,871	12,731
Unrealized foreign exchange losses	17,891	—
Deferred revenue	1,159	2,229
Loss carry forwards	4,764	19,829
Employee benefits	12,731	7,581
Other	1,577	1,156
Total deferred tax assets	$57,673	$62,039
Deferred tax liabilities
Capital assets	$(295,201)	$(300,640)
Intangibles	(238,396)	(235,449)
Finance charges	(4,388)	(4,576)
Reserves	(1,263)	(2,346)
Derivative liabilities	—	(24,211)
Total deferred tax liabilities	$(539,248)	$(567,222)
Deferred tax liabilities, net	$(481,575)	$(505,183)

Deferred tax assets of $3.2 million (December 31, 2013 — $10.0 million) on the balance sheet relates to the U.S. and Brazil tax jurisdiction (December 31, 2013 — U.S. tax jurisdiction).

Losses and tax credits

During the year, the Company utilized its remaining capital losses to partially offset a capital gain recognized on the settlement of the cross-currency basis swaps. At December 31, 2014, there are no Canadian tax losses to carry forward.

The Company has $12.3 million of foreign tax credits which may only be used to offset taxes payable. The deferred tax assets not recognized in respect of these credits is $2.4 million. The credits will begin to expire in 2015.

The Company has U.S. tax losses carried forward of $8.9 million which will expire between 2029 and 2031.

In addition, the Company has $5.1 million of Brazil tax losses which may be carried forward indefinitely. A deferred tax asset of $1.7 million with respect to these losses was recognized during the year as it is probable that the deferred tax assets related to the tax losses will be realized through a combination of future reversals of temporary differences and taxable income.

Investments in subsidiaries

As at December 31, 2014, the Company had temporary differences of $51.6 million associated with investments in subsidiaries for which no deferred tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and it is not probable that these differences will reverse in the foreseeable future.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

11. TRADE AND OTHER RECEIVABLES

As at December 31,	2014	2013
Trade receivables	$45,921	$43,697
Trade receivables due from related parties (Note 33)	82	870
Less: Allowance for doubtful accounts	(3,977)	(2,887)
Net trade receivables	42,026	41,680
Other receivables	7,412	8,247
Other receivables due from related parties (Note 33)	96	339
Trade and other receivables	$49,534	$50,266

Allowance for doubtful accounts

The movement in the allowance for doubtful accounts was as follows:

Year ended December 31,	2014	2013
Allowance for doubtful accounts, beginning of year	$2,887	$2,951
Provisions for impaired receivables	1,711	344
Receivables written off	(684)	(300)
Impact of foreign exchange	63	(108)
Allowance for doubtful accounts, end of year	$3,977	$2,887

12. OTHER CURRENT FINANCIAL ASSETS

As at December 31,	2014	2013
Security deposits	$765	$7,174
Other current financial assets	$765	$7,174

13. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As at December 31,	2014	2013
Prepaid expenses(a)	$11,456	$12,775
Income tax recoverable	146	1,183
Inventory(b)	5,152	4,407
Deferred charges(c)	300	300
Other	148	—
Prepaid expenses and other current assets	$17,202	$18,665

(a)	Prepaid expenses are primarily comprised of prepaid satellite in-orbit insurance, prepaid interest on long-term indebtedness and prepaid license fees.

(b)	At December 31, 2014, inventory consists of $5.0 million of finished goods (December 31, 2013 — $4.2 million) and $0.2 million of work in process (December 31, 2013 — $0.2 million). During the year, $15.5 million was recognized as cost of equipment sales and recorded as an operating expense (December 31, 2013 — $20.7 million, December 31, 2012 — $21.1 million).

(c)	Deferred charges include deferred financing charges relating to the Revolving Credit Facility.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

14. OTHER LONG-TERM FINANCIAL ASSETS

As at December 31,	2014	2013
Long-term receivables	$15,273	$21,424
Security deposits	541	506
Tax indemnification receivable (Note 33)	—	2,482
Derivative assets	22,628	51,594
Other long-term financial assets	$38,442	$76,006

15. OTHER LONG-TERM ASSETS

As at December 31,	2014	2013
Deferred charges	$372	$673
Income tax recoverable	2,434	1,779
Other	364	313
Other long-term assets	$3,170	$2,765

16. SATELLITES, PROPERTY AND OTHER EQUIPMENT

	Satellites	Property and other equipment	Assets under construction	Total
Cost at January 1, 2013	$2,581,947	$200,890	$246,128	$3,028,965
Additions	—	2,732	81,186	83,918
Disposals/retirements	—	(4,753)	—	(4,753)
Reclassifications and transfers from assets under construction	266,982	14,822	(281,804)	—
Impact of foreign exchange	—	751	668	1,419
Cost at December 31, 2013 and January 1, 2014	$2,848,929	$214,442	$46,178	$3,109,549
Additions	—	2,814	104,887	107,701
Disposals/retirements	—	(2,118)	—	(2,118)
Reclassifications and transfers from assets under construction	—	6,949	(6,949)	—
Impact of foreign exchange	—	1,083	7,375	8,458
Cost at December 31, 2014	$2,848,929	$223,170	$151,491	$3,223,590
Accumulated depreciation and impairment at January 1, 2013	$(852,235)	$(85,976)	$—	$(938,211)
Depreciation	(194,310)	(16,841)	—	(211,151)
Disposals/retirements	—	3,042	—	3,042
Impact of foreign exchange	—	(470)	—	(470)
Accumulated depreciation and impairment at December 31, 2013 and January 1, 2014	$(1,046,545)	$(100,245)	$—	$(1,146,790)
Depreciation	(200,576)	(15,920)	—	(216,496)
Disposals/retirements	—	1,489	—	1,489
Impact of foreign exchange	—	(778)	—	(778)
Accumulated depreciation and impairment at December 31, 2014	$(1,247,121)	$(115,454)	$—	$(1,362,575)
Net carrying values
At December 31, 2013	$1,802,384	$114,197	$46,178	$1,962,759
At December 31, 2014	$1,601,808	$107,716	$151,491	$1,861,015

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

16. SATELLITES, PROPERTY AND OTHER EQUIPMENT  – (continued)

Substantially all of the Company’s satellites, property and other equipment have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities (Note 24).

Borrowing costs of $4.4 million were capitalized for the year ended December 31, 2014 (December 31, 2013 — $3.4 million, December 31, 2012 — $17.5 million). The average capitalization rate was 6% (6% in 2013, 7% in 2012), representing the Company’s weighted average cost of debt.

No impairment was recognized for the years ended December 31, 2012, 2013 and 2014.

17. INTANGIBLE ASSETS

The intangible assets are split between assets with finite and indefinite lives.

The indefinite life intangible assets are summarized below.

	Orbital slots	Trade name	Total indefinite life intangibles
Cost at January 1, 2013	$597,592	$17,000	$614,592
Additions	1,061	—	1,061
Disposals/retirements	—	—	—
Impact of foreign exchange	2,072	—	2,072
Cost at December 31, 2013 and January 1, 2014	$600,725	$17,000	$617,725
Additions	—	—	—
Disposals/retirements	—	—	—
Impact of foreign exchange	3,121	—	3,121
Cost at December 31, 2014	$603,846	$17,000	$620,846
Accumulated impairment at January 1, 2013	$(18,374)	$—	$(18,374)
Impairment reversal	17,274	—	17,274
Accumulated impairment at December 31, 2013 and January 1, 2014	$(1,100)	$—	$(1,100)
Impairment reversal	—	—	—
Accumulated impairment at December 31, 2014	$(1,100)	$—	$(1,100)
Net carrying values
At December 31, 2013	$599,625	$17,000	$616,625
At December 31, 2014	$602,746	$17,000	$619,746

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS  – (continued)

The finite life intangible assets are summarized below.

	Revenue backlog	Customer relationships	Customer contracts	Transponder rights	Other	Total finite life intangibles
Cost at January 1, 2013	$268,249	$198,014	$12,681	$28,497	$1,281	$508,722
Additions	—	—	7	—	—	7
Disposals/retirements	—	(2,375)	—	(11,779)	—	(14,154)
Impact of foreign exchange	211	155	—	—	(85)	281
Cost at December 31, 2013 and January 1, 2014	$268,460	$195,794	$12,688	$16,718	$1,196	$494,856
Additions	—	2,356	170	—	320	2,846
Disposals/retirements	(22,200)	—	—	—	—	(22,200)
Impact of foreign exchange	299	277	—	—	(53)	523
Cost at December 31, 2014	$246,559	$198,427	$12,858	$16,718	$1,463	$476,025
Accumulated amortization and impairment at January 1, 2013	$(160,741)	$(66,195)	$(884)	$(18,099)	$(324)	$(246,243)
Amortization	(19,983)	(10,859)	(857)	(924)	(98)	(32,721)
Disposals/retirements	—	1,206	—	11,779	—	12,985
Impact of foreign exchange	(194)	(58)	—	—	36	(216)
Accumulated amortization and impairment at December 31, 2013 and January 1, 2014	$(180,918)	$(75,906)	$(1,741)	$(7,244)	$(386)	$(266,195)
Amortization	(17,600)	(11,174)	(998)	(924)	(129)	(30,825)
Disposals/retirements	22,200	—	—	—	—	22,200
Impact of foreign exchange	(304)	(102)	—	—	27	(379)
Accumulated amortization and impairment at December 31, 2014	$(176,622)	$(87,182)	$(2,739)	$(8,168)	$(488)	$(275,199)
Net carrying values
At December 31, 2013	$87,542	$119,888	$10,947	$9,474	$810	$228,661
At December 31, 2014	$69,937	$111,245	$10,119	$8,550	$975	$200,826

The total combined indefinite and finite life intangible assets are summarized below.

	December 31, 2014			December 31, 2013
	Cost	Accumulated amortization and impairment	Net carrying value	Cost	Accumulated amortization and impairment	Net carrying value
Indefinite life intangibles	$620,846	$(1,100)	$619,746	$617,725	$(1,100)	$616,625
Finite life intangibles	476,025	(275,199)	200,826	494,856	(266,195)	228,661
Total intangibles	$1,096,871	$(276,299)	$820,572	$1,112,581	$(267,295)	$845,286

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

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS  – (continued)

The Company’s trade name has a long and established history, a strong reputation and has been synonymous with quality and growth within the satellite industry. It has been assigned an indefinite life because of expected ongoing future use.

The following are the remaining useful lives of the intangible assets:

Years
Revenue backlog	1 to 10
Customer relationships	4 to 14
Transponder rights	7
Customer contracts	1 to 12
Concession rights	6 to 9
Patent	11

All of the Company’s intangible assets have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities (Note 24).

Impairment

Finite life intangible assets are assessed for impairment at the Company’s CGU level. Indefinite life intangible assets are tested for impairment at the individual asset level. The annual impairment tests for these assets were performed in the fourth quarter of 2012, 2013 and 2014 in accordance with the policy described in Note 4.

In 2012 and 2013, $1.2 million and $17.3 million, respectively, of the impairment on orbital slots were reversed due to a decrease in the discount rate.

No impairment loss was recognized in 2012, 2013, or 2014.

The recoverable amount, for indefinite life intangible assets, which is equal to the fair value less disposal costs, was calculated using the following assumptions:

	2014	2013	2012
Discount rate	10.00%	10.00%	10.50%

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

18. GOODWILL

The Company carries goodwill at its cost of $2,446.6 million with no accumulated impairment losses since acquisition.

Impairment

Goodwill is tested for impairment at the entity level because that represents the lowest level at which goodwill supports the Company’s operations and is monitored internally. The annual impairment test on goodwill was performed in the fourth quarter of 2012, 2013, and 2014 in accordance with the policy described in Note 4. The Company’s recoverable amount exceeded the carrying value therefore, no impairment was recognized. The most significant assumptions used in the impairment test were as follows:

	2014	2013	2012
Discount rate	10.00%	10.00%	10.50%
Terminal year growth rate	3.00%	3.00%	3.00%

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

18. GOODWILL  – (continued)

Some of the more sensitive assumptions used, including the forecasted cash flows and discount rate, could have yielded different estimates of the recoverable amount. Actual operating results and the related cash flows of the Company could differ from the estimated operating results and related cash flows used in the impairment analysis. Had different estimates been used, it could have resulted in a different fair value.

19. TRADE AND OTHER PAYABLES

As at December 31,	2014	2013
Trade payables	$3,042	$9,725
Other payables and accrued liabilities(a)	33,379	24,469
Other payables and accrued liabilities due to related parties (Note 33)	293	290
Trade and other payables	$36,714	$34,484

(a)	Other payables and accrued liabilities include payables that are not trade in nature as well as various operating and capital accruals.

20. OTHER CURRENT FINANCIAL LIABILITIES

As at December 31,	2014	2013
Derivative liabilities	$11,533	$140,910
Security deposits	2,551	3,197
Deferred satellite performance incentive payments	6,937	5,883
Interest payable(a)	9,213	11,498
Other	5,399	3,267
Other current financial liabilities	$35,633	$164,755

(a)	Interest payable includes interest payable on indebtedness, on deferred satellite performance incentive payments, and on other current financial liabilities.

21. OTHER CURRENT LIABILITIES

As at December 31,	2014	2013
Deferred revenue	$69,112	$79,606
Decommissioning liabilities (Note 23)	121	124
Uncertain tax positions	1,315	2,023
Income taxes payable	53,029	39,261
Other	568	1,044
Other current liabilities	$124,145	$122,058

22. OTHER LONG-TERM FINANCIAL LIABILITIES

As at December 31,	2014	2013
Derivative liabilities	$7,883	$13,408
Security deposits	360	449
Deferred satellite incentive payments	50,791	51,549
Tax indemnification payable (Note 33)	—	7,397
Other	1,719	—
Other long-term financial liabilities	$60,753	$72,803

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

23. OTHER LONG-TERM LIABILITIES

As at December 31,	2014	2013
Deferred revenue	$270,087	$313,746
Accrued benefit liability (Note 29)	46,779	27,375
Uncertain tax positions	175	175
Decommissioning liabilities(a)	1,534	1,528
Other	417	2,361
Other long-term liabilities	$318,992	$345,185

(a)	The current and long-term decommissioning liabilities on property and equipment was $1.7 million (December 31, 2013 — $1.7 million). The decommissioning liabilities are for the restoration of leased buildings and teleports. During 2014, $0.1 million (December 31, 2013 — $0.1 million) was recorded as interest expense with $0.1 million decommissioning liabilities derecognized (December 31, 2013 — nil). It is expected that the decommissioning liabilities will come to maturity between April 2017 and April 2062.

24. INDEBTEDNESS

As at December 31,	2014	2013
Senior Secured Credit Facilities(a)
Revolving Credit Facility	$—	$—
Term Loan A	425,000	475,000
Term Loan B — U.S. Facility (December 31, 2014 — USD $1,715,199, December 31, 2013 — USD $1,732,657)	1,993,233	1,840,601
Term Loan B — Canadian Facility	137,550	138,950
6.0% Senior Notes (USD $900,000)(b)	1,045,890	956,070
	3,601,673	3,410,621
Less: deferred financing costs, interest rate floors, prepayment option and premiums(c)	(55,994)	(68,755)
	3,545,679	3,341,866
Less: current indebtedness	(58,822)	(57,364)
Long-term indebtedness	$3,486,857	$3,284,502

On March 28, 2012, Telesat Canada entered into a new Credit Agreement with a syndicate of banks which provides for the extension of credit under the Senior Secured Credit Facilities as described below. All obligations under the Credit Agreement are guaranteed by the Company and certain of Telesat Canada’s existing subsidiaries (“Guarantors”). The obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat Canada and the Guarantors. The Credit Agreement contains covenants that restrict the ability of Telesat Canada and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sales-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The Credit Agreement requires Telesat Canada to comply with a maximum senior secured leverage ratio. The Credit Agreement also contains customary events of default and affirmative covenants, including an excess cash sweep, that may require the Company to repay a portion of the outstanding principal under the Senior Secured Credit Facilities prior the stated maturity.

Also on March 28, 2012, the Company terminated and paid all outstanding amounts under its previously existing credit facilities dated October 31, 2007, which included the Canadian Term Loan, U.S. Term Loan and U.S. Term Loan II Facilities. The unamortized deferred financing costs which were capitalized under the previous senior secured credit facilities, were expensed resulting in a loss on refinancing of $21.9 million.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS – (continued)

On May 14, 2012, Telesat Canada issued, through a private placement, USD $700 million of 6.0% Senior Notes which mature on May 15, 2017. On October 29, 2012, an additional USD $200 million of 6.0% Senior Notes were issued through a private placement. The additional USD $200 million of Senior Notes were priced at 103.5% of the principal amount and held the same terms and conditions as those issued on May 14, 2012. The 6.0% Senior Notes are subordinated to Telesat Canada’s existing and future secured indebtedness, including obligations under its Senior Secured Credit Facilities, and are governed under the 6.0% Senior Notes Indenture. The net proceeds of the offering, along with available cash on hand, were used to pay all holders of the 11.0% Senior Notes, issued under an indenture dated as of June 30, 2008, and to pay certain financing costs and redemption premiums as well as to pay certain indebtedness owed to principal shareholders. The tender and redemption premiums, along with the deferred financing costs which were capitalized with the carrying value of the 11.0% Senior Notes, were expensed resulting in a loss on refinancing of $54.3 million.

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

(a)	The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. The Credit Agreement requires Telesat Canada and the Guarantors to comply with a maximum senior secured leverage ratio. At December 31, 2013 and December 31, 2014, Telesat was in compliance with this covenant.

Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements, which, in the initial years, are generally an annual amount representing ¼ of 1% of the initial aggregate principal amount, payable quarterly. The maturity of the Senior Secured Credit Facilities will be accelerated if Telesat Canada’s existing 6.0% Senior Notes due in 2017 or certain refinancing thereof are not repurchased, redeemed, refinanced or deferred before 91 days prior to the maturity date of such notes. In 2012, the terms included that the maturity of the Senior Secured Credit Facilities would accelerate if the 12.5% Senior Subordinated Notes due in 2017 were not repurchased, redeemed, refinanced or deferred before the date that is 91 days prior to the maturity date of such notes. As the 12.5% Senior Subordinated Notes were repurchased in May 2013, this term has been eliminated.

The Senior Secured Credit Facilities have several tranches which are described below:

(i)	A Revolving Credit Facility (“Revolving Facility”) of up to $140 million in Canadian or U.S. dollars is available to Telesat. This Revolving Facility matures on March 28, 2017 and is available to be drawn at any time. Loans under the Revolving Facility bear interest at a floating rate plus an applicable margin of 2.00% for prime rate and Alternative Base Rate (“ABR”) loans and 3.00% for Bankers Acceptance (“BA”) and Eurodollar loans. The Revolving Facility has an unused commitment fee of 50 basis points. As of December 31, 2014, other than $0.2 million (December 31, 2013 — $0.2 million) in drawings related to letters of credit, there were no borrowings under this facility.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS – (continued)

(ii)	The Term Loan A Facility (“TLA Facility”) is a $500 million loan maturing on March 28, 2017. Loans under this facility bear interest at a floating rate of the BA plus an applicable margin of 3.00%. Mandatory principal repayments of $50.0 million were made in 2014. The weighted average effective interest rate was 4.60% (December 31, 2013 — 4.61%).

(iii)	The U.S. TLB Facility is a USD $1,746 million loan maturing on March 28, 2019. The outstanding borrowings under the U.S. TLB Facility currently bear interest at a floating rate of LIBOR, but not less than 0.75%, plus an applicable margin of 2.75%. Mandatory principal repayments of $19.3 million were made in 2014. The weighted average effective interest rate was 4.26% (December 31, 2013 — 4.54%).

(iv)	The Canadian TLB Facility is a $140 million loan maturing on March 28, 2019. The outstanding borrowings under the Canadian TLB Facility currently bear interest at a floating rate of the BA borrowing, but not less than 1.00%, plus an applicable margin of 3.25%. Mandatory principal repayments of $1.4 million were made in 2014. The weighted average effective interest rate was 5.37% (December 31, 2013 — 5.51%).

(b)	The Senior Notes bear interest at an annual rate of 6.0% and are due May 15, 2017. The total balance of the Senior Notes is USD $900 million, with USD $700 million issued on May 14, 2012, and an additional USD $200 million issued on October 29, 2012. The Senior Notes include covenants or terms that restrict the Company’s ability to, among other things: (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior Notes, without penalty, prior to May 15, 2016, in each case subject to exceptions provided for in the Senior Notes indenture. The weighted average effective interest rate was 5.99% (December 31, 2013 — 5.99%).

(c)	The TLA Facility, U.S. TLB Facility, Canadian TLB Facility and Senior Notes are presented on the balance sheet net of related deferred financing costs of $34.4 million (December 31, 2013 — $43.7 million). The indenture agreement for the Senior Notes contains provisions for certain prepayment options (Note 27) and premiums (Note 27) which were fair valued at the time of debt issuance.

The fair value of the prepayment option related to the 6.0% Senior Notes was allocated to indebtedness at their inception date. The aggregate impact of the prepayment option related to the 6.0% Senior Notes issued on May 14, 2012 and October 29, 2012 was a $5.6 million increase to the indebtedness. This liability is subsequently amortized using the effective interest method and had a carrying amount of $3.0 million at December 31, 2014 (December 31, 2013 — $4.1 million).

The fair value impact of the premiums on the 6.0% Senior Notes was an increase to indebtedness of $7.0 million. This liability is subsequently amortized using the effective interest method and had a carrying amount of $3.9 million at December 31, 2014 (December 31, 2013 — $5.4 million).

The initial fair value impact, in March 2012, of the interest rate floors on the U.S. TLB Facility was a decrease to the indebtedness of $44.3 million. This asset is subsequently amortized using the effective interest method and had a carrying amount of $27.3 million at December 31, 2014 (December 31, 2013 —  $33.3 million).

The initial fair value impact, in March 2012, of the interest rate floors on the Canadian TLB Facility was a decrease to the indebtedness of $1.7 million. This asset is subsequently amortized using the effective interest method and had a carrying amount of $1.1 million at December 31, 2014 (December 31, 2013 —  $1.3 million).

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS – (continued)

The short-term and long-term portions of deferred financing costs, interest rate floors, prepayment option and premiums were as follows:

As at December 31,	2014	2013
Short-term deferred financing costs	$9,355	$9,104
Long-term deferred financing costs	25,093	34,561
	$34,448	$43,665
Short-term interest rate floors	$6,256	$6,059
Long-term interest rate floors	22,175	28,535
	$28,431	$34,594
Short-term prepayment option	$(1,191)	$(1,121)
Long-term prepayment option	(1,797)	(3,004)
	$(2,988)	$(4,125)
Short-term premiums	$(1,552)	$(1,461)
Long-term premiums	(2,345)	(3,918)
	$(3,897)	$(5,379)
Deferred financing costs, interest rate floors, prepayment option and premiums	$55,994	$68,755

The outstanding balance of indebtedness, excluding deferred financing costs, interest rate floors, prepayment option and premiums will be repaid as follows (in millions of Canadian dollars):

2015	2016	2017	2018	2019	Thereafter	Total
$71.7	$96.7	$1,367.6	$21.7	$2,044.0	$—	$3,601.7

25. SHARE CAPITAL

The number of shares and stated value of the outstanding shares were as follows:

	December 31, 2014		December 31, 2013
	Number of shares	Stated value	Number of shares	Stated value
Common Shares	74,252,460	$340,602	74,252,460	$340,602
Voting Participating Preferred Shares	7,034,444	77,995	7,034,444	77,995
Non-Voting Participating Preferred Shares	38,255,423	238,267	38,237,157	238,053
Director Voting Preferred Shares	1,000	10	1,000	10
Share capital		$656,874		$656,660

In January 2013, January 2014 and November 2014, dividends were declared and paid on the Director Voting Preferred Shares.

In 2013, 83,204 share appreciation rights (“SARs”) were exercised in relation to the stock options granted under the Company’s stock incentive plan for 24,638 Non-Voting Participating Preferred Shares with a stated value of $0.2 million.

In 2013, 8,948 stock options granted under the Company’s stock incentive plan were exercised for 8,948 Non-Voting Participating Preferred Shares in exchange for $0.1 million.

In 2014, 18,266 stock options granted under the Company’s stock incentive plan were exercised for 18,266 Non-Voting Participating Preferred Shares in exchange for $0.2 million.

There were no changes to the rights, privileges or conditions associated to each class of shares.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

25. SHARE CAPITAL  – (continued)

There were no changes in the number of shares issued in any class of shares in 2013 or 2014, with the exception of the changes noted above for the Non-Voting Participating Preferred Shares.

The authorized share capital of the Company is comprised of: (i) an unlimited number of Common Shares, Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares, Redeemable Common Shares, and Redeemable Non-Voting Participating Preferred Shares, (ii) 1,000 Director Voting Preferred Shares, and (iii) 325,000 Senior Preferred Shares. None of the Redeemable Common Shares, Redeemable Non-Voting Participating Preferred Shares or Senior Preferred Shares have been issued as at December 31, 2014. The Company’s share-based compensation plans have authorized the grant of up to 12,861,375 options to purchase Non-Voting Participating Preferred Shares (Note 28).

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

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

25. SHARE CAPITAL  – (continued)

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

26. CAPITAL DISCLOSURES

Telesat is a privately held company. The Company’s financial strategy is designed to maintain compliance with the financial covenant under its Senior Secured Credit Facilities (Note 24), and to maximize returns to its shareholders and other stakeholders. The Company meets these objectives through regular monitoring of the financial covenant and operating results on a quarterly basis. The Company’s overall financial strategy remains unchanged from 2013.

The Company defines its capital as shareholders’ equity (comprising issued share capital, accumulated earnings and excluding reserves) and debt financing (comprising indebtedness and excluding deferred financing costs, prepayment option, interest rate floors and premiums as detailed in Note 24).

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

26. CAPITAL DISCLOSURES  – (continued)

The Company’s capital at the end of the year was as follows:

As at December 31,	2014	2013
Shareholders’ equity (excluding reserves)	$1,108,502	$1,112,673
Debt financing (excluding deferred financing costs, prepayment option, interest rate floors and premiums)	$3,601,673	$3,410,621

The Senior Secured Credit Facilities are secured by substantially all of the Company’s assets, excluding the assets of non-restricted subsidiaries. Under the terms of the Senior Secured Credit Facilities, Telesat Canada and the Guarantors are required to comply with a senior secured leverage ratio covenant. The covenant is based on a Consolidated Total Secured Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for covenant purposes ratio test. At December 31, 2014, the Consolidated Total Secured Debt to Consolidated EBITDA ratio was 3.40:1 (December 31, 2013 — 3.57:1), which was less than the maximum test ratio of 5.25:1.

The Company’s operating results are tracked against budget on a monthly basis, and this analysis is reviewed by senior management. The Company partly manages its interest rate risk due to variable interest rate debt through the use of interest rate swaps (Note 27).

27. FINANCIAL INSTRUMENTS

Measurement of Risks

The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at December 31, 2014.

Credit risk

Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. At December 31, 2014, the maximum exposure to credit risk is equal to the carrying value of the financial assets, $586.1 million (December 31, 2013 — $432.2 million).

Cash and cash equivalents are invested with high quality investment grade financial institutions and are governed by the Company’s corporate investment policy, which aims to reduce credit risk by restricting investments to high-grade, mainly U.S. dollar and Canadian dollar denominated investments.

The Company has entered into various cross-currency basis swaps, interest rate swaps and a forward foreign exchange contract. The Company mitigates the credit risk associated with these swaps and the forward foreign exchange contract by entering into them with only high quality financial institutions. The cross-currency basis swaps, the forward foreign exchange contract, and three of the interest rate swaps outstanding at December 31, 2013 were settled on October 31, 2014.

The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. The Company’s standard payment terms are 30 days. Interest at a rate of 1.5% per month, compounded monthly, is typically charged on balances remaining unpaid at the end of the standard payment terms. The Company’s historical experience with customer defaults has been minimal. As a result, the Company considers the credit quality of its North American customers to be high, however due to the additional complexities of collecting from its International customers, the Company considers the credit quality of its International customers to be lower than the North American customers. At December 31, 2014, North American and International customers made up 48% and 52% of the outstanding trade receivable balance, respectively (December 31, 2013 — 46% and 54%, respectively). Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2014 was $4.0 million (December 31, 2013 — $2.9 million).

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

Foreign exchange risk

The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The Company’s main currency exposures lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness with the most significant impact being on the U.S. dollar denominated debt financing. At December 31, 2014, $3,039.1 million of the $3,601.7 million total debt financing (December 31, 2013 — $2,796.7 million of the $3,410.6 million) was the Canadian dollar equivalent of the U.S. dollar denominated portion of the debt (before netting of deferred financing costs, premiums, interest rate floors and prepayment option).

In 2007, the Company entered into cross-currency basis swaps to economically hedge the foreign currency risk on a portion of its U.S. dollar denominated debt. At December 31, 2013, the Company had cross-currency basis swaps outstanding which required the Company to pay $1,150.8 million Canadian dollars to receive $990.8 million U.S. dollars. As at December 31, 2013, the fair value of the derivative contracts was a liability of $109.7 million. These cross-currency basis swaps matured on October 31, 2014.

On September 22, 2014, the Company entered into a forward foreign exchange contract which required the Company to pay $1,036.7 million U.S. dollars to receive $1,141.6 million Canadian dollars. This forward foreign exchange contract was used to fix the exchange rate on the cross currency basis swaps on their maturity date. In 2014, a net loss of $17.8 million was recorded in gain (loss) on changes in fair value of financial instruments relating to the initial recognition and subsequent settlement of the forward foreign exchange contract.

As at December 31, 2014, a 5 percent change in the Canadian dollar against the U.S. dollar would have increased or decreased net income by $141.9 million (December 31, 2013 — $140.3 million) and increased or decreased other comprehensive income (loss) by $0.6 million (December 31, 2013 — $0.7 million). This analysis assumes that all other variables, in particular interest rates, remain constant.

Interest rate risk

The Company is exposed to interest rate risk on its cash and cash equivalents and its long-term debt. The interest rate risk on the long-term debt is from the debt having variable rate financing. Changes in the interest rates could impact the amount of interest that the Company is required to pay or receive. The Company has entered into interest rate swaps to hedge the interest rate risk associated with the variable rate financing on a portion of the long-term debt. As at December 31, 2014, the Company had a series of two interest rate swaps to fix interest on $550.0 million of debt at a weighted average fixed rate of 1.53% (excluding applicable margin) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margin) on $300.0 million of U.S. denominated debt (December 31, 2013 — five interest rate swaps to fix interest on $1,480.0 million of debt at a weighted average fixed rate of 2.63% (excluding applicable margin) and one interest rate swap to pay a fixed rate of 1.46% (excluding applicable margin) on $300 million of U.S. denominated debt). Three of the interest rate swaps outstanding at December 31, 2013, matured October 31, 2014. The remaining contracts mature between June 30, 2015 and September 30, 2016. As at December 31, 2014, the fair value of these derivative contracts was a liability of $2.7 million (December 31, 2013 — liability of $21.6 million).

If the interest rates on the unhedged variable rate debt change by 0.25% the result would be an increase or decrease to net income of $2.4 million for the year ended December 31, 2014 (December 31, 2013  — $2.8 million).

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

Liquidity risk

The Company maintains credit facilities to ensure it has sufficient funds available to meet current and foreseeable financial requirements. The following were the contractual maturities of financial liabilities as at December 31, 2014:

	Carrying amount	Contractual cash flows (undiscounted)	2015	2016	2017	2018	2019	Thereafter
Trade and other payables	$36,714	$36,714	$36,714	$—	$—	$—	$—	$—
Customer and other deposits	2,911	2,911	2,551	161	18	165	16	—
Deferred satellites performance incentive payments	58,779	77,157	10,150	9,650	9,652	9,562	9,594	28,549
Other financial liabilities	7,262	9,496	5,763	897	863	830	452	691
Long-term indebtedness	3,609,692	4,108,761	228,445	249,828	1,474,191	96,089	2,060,208	—
Interest rate swaps	2,732	4,397	2,745	1,652	—	—	—	—
	$3,718,090	$4,239,436	$286,368	$262,188	$1,484,724	$106,646	$2,070,270	$29,240

The carrying value of the deferred satellites performance incentive payments includes $1.0 million interest payable. The carrying value of the long-term indebtedness includes $8.0 million of interest payable. The carrying value of other financial liabilities includes $0.1 million of interest payable.

Financial assets and liabilities recorded on the balance sheet and the fair value hierarchy levels used to calculate those values were as follows:

As at December 31, 2014	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$497,356	$—	$—	$497,356	$497,356	Level 1
Trade and other receivables	49,534	—	—	49,534	49,534	(3)
Other current financial assets	765	—	—	765	765	Level 1
Other long-term financial assets(1)	15,814	22,628	—	38,442	38,442	Level 1, Level 2
Trade and other payables	—	—	(36,714)	(36,714)	(36,714)	(3)
Other current financial liabilities	—	(11,533)	(24,100)	(35,633)	(37,675)	Level 2
Other long-term financial liabilities	—	(7,883)	(52,870)	(60,753)	(64,126)	Level 2
Indebtedness(2)	—	—	(3,601,673)	(3,601,673)	(3,590,132)	Level 2
	$563,469	$3,212	$(3,715,357)	$(3,148,676)	$(3,142.550)

As at December 31, 2013	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$298,713	$—	$—	$298,713	$298,713	Level 1
Trade and other receivables	50,266	—	—	50,266	50,266	(3)
Other current financial assets	7,174	—	—	7,174	7,174	Level 1
Other long-term financial assets(1)	24,412	51,594	—	76,006	76,006	Level 1, Level 2
Trade and other payables	—	—	(34,484)	(34,484)	(34,484)	(3)
Other current financial liabilities	—	(140,910)	(23,845)	(164,755)	(166,947)	Level 2
Other long-term financial liabilities	—	(13,408)	(59,395)	(72,803)	(73,971)	Level 2
Indebtedness(2)	—	—	(3,410,621)	(3,410,621)	(3,457,048)	Level 2
	$380,565	$(102,724)	$(3,528,345)	$(3,250,504)	$(3,300,291)

(1)	The other long-term financial assets classified as fair value through profit or loss were calculated using level 2 of the fair value hierarchy. All other balances were calculated using level 1 of the fair value hierarchy.

(2)	Excludes deferred financing costs, interest rate floors, prepayment option and premiums.

(3)	Trade and other receivables and trade and other payables approximate fair value due to the short-term maturity of these instruments.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

Assets pledged as security

The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets excluding the assets of non-restricted subsidiaries.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market under current market conditions at the measurement date. Where possible, fair values are based on the quoted market values in an active market. In the absence of an active market, the Company determines fair values based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs. The fair value hierarchy is as follows:

Level 1 based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

Level 2 based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially all of the full term of the assets or liabilities.

Level 3 based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

The carrying amounts of cash and cash equivalents, trade and other receivables, and trade and other payables approximate fair value due to the short-term maturity of these instruments. Included in cash and cash equivalents are $334.4 million (December 31, 2013 — $234.9 million) of short-term investments.

The fair value of the deferred satellites performance incentive payments, included in the other current and other long-term financial liabilities, was determined using a discounted cash flow methodology. The calculation was performed on a recurring basis. The discount rate used was 4.7% (December 31, 2013 — 5.8%).

The fair value of the indebtedness is based on transactions and quotations from third parties considering market interest rates and excluding deferred financing costs, interest rate floors, prepayment option and premiums. The calculation of the fair value of the indebtedness was performed on a recurring basis. The rates used were as follows:

As at December 31,	2014	2013
Canadian Term Loan A Facility	99.50%	100.13%
Canadian Term Loan B Facility	96.75%	100.00%
U.S. Term Loan B Facility	98.44%	100.25%
6.0% Senior Notes	102.50%	104.31%

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

Fair value of derivative financial instruments

Apart from the forward foreign exchange contract, derivatives were valued using a discounted cash flow methodology. The calculations of the fair value of the derivatives were performed on a recurring basis.

Interest and cross-currency basis swaps future cash flows were determined based on current yield curves and exchange rates and then discounted based on discount curves obtained from Bloomberg. The cross-currency basis swaps matured on October 31, 2014.

Prepayment option cash flows were calculated with a Bloomberg option valuation model which is based on the current price of the debt instrument and discounted based on a discount curve obtained from Bloomberg.

Interest rate floor cash flows were calculated using the Black Scholes option valuation model in Bloomberg and discounted based on discount curves obtained from Bloomberg.

The fair value of the forward foreign exchange contract was calculated using the forward foreign exchange rate for the same transaction at the valuation date. The forward foreign exchange contract matured on October 31, 2014.

The discount rates used to discount U.S. dollar cash flows ranged from 0.17% to 1.62% (December 31, 2013 — 0.17% to 1.88%). The discount rates used to discount Canadian dollar cash flows ranged from 1.30% to 1.70% (December 31, 2013 — 1.22% to 2.34%).

On March 28, 2012, the Company recorded embedded derivatives as a result of the refinancing of the Senior Secured Credit Facilities and the new subordinated promissory note to Red Isle (“PSP Note”). The embedded derivatives are related to interest rate floors and prepayment options included in the Canadian TLB Facility (Note 24), the U.S. TLB Facility (Note 24) and the PSP Note. On October 31, 2012, the PSP Note was repaid which resulted in the recognition of a loss of $1.9 million on the write-off of the interest rate floor.

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

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

The current and long-term portions of the fair value of the Company’s derivative assets and liabilities, at each of the balance sheet dates, and the fair value hierarchy levels used to calculate those fair values were as follows:

As at December 31, 2014	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total	Fair value hierarchy
Interest rate swaps	$—	$(2,434)	$(298)	$(2,732)	Level 2
Interest rate floors	—	(9,099)	(7,585)	(16,684)	Level 2
Prepayment option	22,628	—	—	22,628	Level 2
	$22,628	$(11,533)	$(7,883)	$3,212

As at December 31, 2013	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total	Fair value hierarchy
Cross-currency basis swaps	$—	$(109,700)	$—	$(109,700)	Level 2
Interest rate swaps	—	(21,490)	(84)	(21,574)	Level 2
Interest rate floors	—	(9,720)	(13,324)	(23,044)	Level 2
Prepayment option	51,594	—	—	51,594	Level 2
	$51,594	$(140,910)	$(13,408)	$(102,724)	Level 2

The reconciliation of the fair value of derivative assets and liabilities are as follows:

Fair value, December 31, 2012 and January 1, 2013	$(173,570)
Unrealized gains on derivatives
Interest rate floors	33,500
Prepayment option	13,547
Cross-currency basis swaps	91,266
Interest rate swaps	17,006
Realized gains (losses) on derivatives
Cross-currency basis swaps	1,211
Prepayment option	(75,602)
Net cash paid on settlement
Cross-currency basis swaps	1,219
Impact of foreign exchange	(11,301)
Fair value, December 31, 2013 and January 1, 2014	$(102,724)
Unrealized gains (losses) on derivatives
Interest rate floors	8,090
Prepayment option	(32,725)
Interest rate swaps	19,749
Realized (losses) gains on derivatives
Forward foreign exchange contract	(17,817)
Cross-currency basis swaps	71,634
Net cash paid on settlement
Forward foreign exchange contract	19,297
Cross-currency basis swaps	41,527
Impact of foreign exchange	(3,819)
Fair value, December 31, 2014	$3,212

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. SHARE-BASED COMPENSATION PLANS

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

The stock options granted in the current and prior years, and their weighted average fair value were as follows:

	2014	2013	2012
Number of stock options granted	150,000	3,999,399	—
Weighted average fair value of options granted	$12.05	$8.93	$—

The movement in the number of stock options outstanding and their weighted average exercise price were as follows:

	Time vesting option plans		Performance vesting option plans
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding at December 31, 2012 and January 1, 2013	708,041	$11.14	920,687	$11.13
Granted	2,968,494		1,030,905
Forfeited	(8,053)		(9,844)
Exercised (Note 25)	(4,027)		(88,125)
Expired	—		—
Outstanding at December 31, 2013 and January 1, 2014	3,664,455	$21.72	1,853,623	$18.40
Granted	67,500		82,500
Forfeited	(100,884)		(136,539)
Exercised (Note 25)	(8,256)		(10,010)
Expired	—		—
Outstanding at December 31, 2014	3,622,815	$21.95	1,789,574	$18.94

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. SHARE-BASED COMPENSATION PLANS  – (continued)

The amounts of stock options exercisable and the weighted average remaining life were as follows:

As at December 31,	2014	2013
Time vesting option plans	1,757,250	1,159,274
Performance vesting option plans	920,134	690,494
Weighted-average remaining life	7 years	8 years

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

The share-based compensation expense recognized in the operating expenses in the consolidated statements of income was as follows:

Year ended December 31,	2014	2013	2012
Operating expenses	$9,655	$13,517	$1,202

The weighted-average assumptions used to determine the share-based compensation expense for stock options using the Black-Scholes option pricing model were as follows:

	2014	2013	2012
Dividend yield	—%	—%	—%
Expected volatility	24.8%	25.0%	—%
Risk-free interest rate	1.76%	1.74%	—%
Expected life (years)	10	10	—

The expected volatility is based on the historical volatility.

29. EMPLOYEE BENEFIT PLANS

The expenses included on the consolidated statements of income and the consolidated statements of comprehensive income were as follows:

	Pension plans			Other post-employment benefit plans
Year ended December 31,	2014	2013	2012	2014	2013	2012
Consolidated statements of income
Operating expenses	$5,426	$6,104	$5,885	$362	$372	$392
Interest expense	$294	$1,603	$2,064	$1,050	$1,467	$1,151
Other operating (losses) gains, net	$—	$—	$—	$—	$9,786	$—
Consolidated statements of comprehensive income
Actuarial losses (gains) on employee benefit plans	$20,070	$(24,942)	$(6,574)	$3,276	$3,712	$878

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS  – (continued)

In October 2013, the Company ceased allowing new employees to join the defined benefit plans, except under certain circumstances, and commenced a defined contribution pension plan for new employees. The contributions made by the Company to the defined contribution plan during 2014 were insignificant.

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

In January 2013, the Company changed its funding strategy for other post-employment benefits provided to certain retired employees. As a result of this change, the Company recognized a $5.2 million loss in actuarial losses (gains) on the employee benefit plans in the statement of comprehensive income.

In 2013, there was a change in how certain retired employees would have their health care benefits coordinated with Medicare. As a result of this change, the Company recognized a $2.4 million loss in operating (losses) gains, net in the statement of income.

In 2013, the Company also announced that effective January 2015 it would cease paying health care and life insurance benefits to certain retired employees and would commence paying an amount into a health reimbursement account for the affected retired employees. As a result of this change in benefits, the Company recognized a $12.2 million gain in other operating (losses) gains, net in the statement of income.

The balance sheet obligations were distributed between pension and other post-employment benefits as follows:

As at December 31,	2014	2013
Pension benefits	$21,531	$5,749
Other post-employment benefits	25,248	21,626
	$46,779	$27,375

The obligations were included on the balance sheets in other long-term liabilities (Note 23).

The amounts recognized in the balance sheets and the funded status of the benefit plans were determined as follows:

	2014		2013
As at December 31,	Pension	Other	Pension	Other
Present value of funded obligations	$259,195	$—	$217,281	$—
Fair value of plan assets	(238,911)	—	(212,623)	—
	$20,284	$—	$4,658	$—
Present value of unfunded obligations	1,247	25,248	1,091	21,626
Accrued benefit liability	$21,531	$25,248	$5,749	$21,626

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS  – (continued)

The changes in the benefit obligations and in the fair value of plan assets were as follows:

	December 31, 2014
	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2014	$218,372	$21,626	$239,998
Current service cost	5,095	362	5,457
Interest expense	11,042	1,050	12,092
Remeasurements
Actuarial (gains) losses arising from plan experience	(1,166)	186	(980)
Actuarial (gains) losses from change in demographic assumptions	(2,242)	67	(2,175)
Actuarial losses from changes in financial assumptions	36,348	3,023	39,371
Benefits paid	(8,379)	(988)	(9,367)
Contributions by plan participants	1,367	76	1,443
Other	5	(154)	(149)
Benefit obligation, December 31, 2014	$260,442	$25,248	$285,690
Change in fair value of plan assets
Fair value of plan assets, January 1, 2014	$(212,623)	$—	$(212,623)
Contributions by plan participants	(1,367)	(76)	(1,443)
Contributions by employer	(10,013)	(912)	(10,925)
Interest income	(10,748)	—	(10,748)
Benefits paid	8,379	988	9,367
Remeasurements
Return on plan assets, excluding interest income	(12,870)	—	(12,870)
Administrative costs	331	—	331
Fair value of plan assets, December 31, 2014	$(238,911)	$—	$(238,911)
Accrued benefit liability, December 31, 2014	$21,531	$25,248	$46,779

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS  – (continued)

	December 31, 2013
	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2013	$222,606	$26,096	$248,702
Current service cost	5,666	372	6,038
Interest expense	10,175	1,467	11,642
Remeasurements
Actuarial (gains) losses arising from plan experience	(13,517)	5,125	(8,392)
Actuarial losses from change in demographic assumptions	—	610	610
Actuarial gains from changes in financial assumptions	—	(2,023)	(2,023)
Benefits paid	(8,985)	(1,205)	(10,190)
Contributions by plan participants	2,427	32	2,459
Plan amendments	—	(9,786)	(9,786)
Other	—	938	938
Benefit obligation, December 31, 2013	$218,372	$21,626	$239,998
Change in fair value of plan assets
Fair value of plan assets, January 1, 2013	$(188,944)	$—	$(188,944)
Contributions by plan participants	(2,427)	(32)	(2,459)
Contributions by employer	(10,678)	(1,173)	(11,851)
Interest income	(8,572)	—	(8,572)
Benefits paid	8,985	1,205	10,190
Remeasurements
Return on plan assets, excluding interest income	(11,425)	—	(11,425)
Administrative costs	438	—	438
Fair value of plan assets, December 31, 2013	$(212,623)	$—	$(212,623)
Accrued benefit liability, December 31, 2013	$5,749	$21,626	$27,375

The weighted average duration of the defined benefit obligation as at December 31, 2014 is 16 years for the defined benefit pension plans and 14 years for the other post-employment benefit plans.

The estimated future benefit payments for the defined benefit pension plans and other post-employment benefit plans until 2024 are as follows:

	Pension	Other
2015	$8,544	$875
2016	$9,095	$906
2017	$9,607	$940
2018	$10,292	$976
2019	$11,080	$1,014
2020 to 2024	$66,170	$7,147

Benefit payments include obligations to 2024 only as obligations beyond this date are not quantifiable.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS  – (continued)

The fair value of the plan assets are allocated as follows between the various types of investments:

As at December 31,	2014	2013
Equity securities
Canada	21.1%	22.5%
United States	15.0%	14.7%
International (other than United States)	18.5%	19.1%
Fixed income instruments
Canada	42.8%	40.8%
Cash and cash equivalents
Canada	2.6%	2.9%

Plan assets are valued at the measurement date of December 31 each year.

The investments are made in accordance with the Statement of Investment Policies and Procedures. The Statement of Investment Policies and Procedures is reviewed on an annual basis by the Management Level Pension Fund Investment Committee with approval of the policy being provided by the Audit Committee.

The following are the significant assumptions adopted in measuring the Company’s pension and other benefit obligations:

	Pension	Other	Pension	Other
As at December 31,	2014	2014	2013	2013
Actuarial benefit obligation
Discount rate	5.00%	3.75% to 5.00%	5.00%	4.50% to 5.00%
Benefit costs for the year ended
Discount rate	5.00%	4.50% to 5.00%	4.50%	4.00% to 4.50%
Future salary growth	3.00%	N/A	3.00%	N/A
Health care cost trend rate	N/A	4.50%	N/A	4.50%
Other medical trend rates	N/A	4.50%	N/A	3.00% to 5.00%

For certain Canadian post-retirement benefits, the medical trend rate for drugs was assumed to be 8.0% in 2013, decreasing by 0.2% per annum, to a rate of 4.5% in 2028 and thereafter.

Sensitivity of assumptions

The calculation of the defined benefit obligation is sensitive to the assumptions set out above. The following table summarizes how the impact on the defined benefit obligation as at December 31, 2014 would have increased or decreased as a result of the change in the respective assumptions by one percent.

	Pension		Other
	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(35,949)	$46,355	$(3,134)	$3,922
Future salary growth	$8,892	$(7,948)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$2,352	$(1,898)

The above sensitivities are hypothetical and should be used with caution. Changes in amounts based on a one percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in amounts may not be linear. The sensitivities have been calculated independently of changes in other key variables. Changes in one factor may result in changes in another, which could amplify or reduce certain sensitivities.

The Company expects to make contributions of $9.5 million to the defined benefit plans and $0.1 million to the defined contribution plan during the next fiscal year.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents were comprised of the following:

As at December 31,	2014	2013	2012
Cash	$162,968	$63,816	$53,344
Short-term investments, original maturity three months or less	334,388	234,897	127,617
Cash and cash equivalents	$497,356	$298,713	$180,961

Income taxes paid, net of income taxes received, was comprised of the following:

Year ended December 31,	2014	2013	2012
Income taxes paid	$(83,310)	$(12,569)	$(3,764)
Income taxes received	2,511	—	—
	$(80,799)	$(12,569)	$(3,764)

Interest paid, net of capitalized interest and interest received, was comprised of the following:

Year ended December 31,	2014	2013	2012
Interest paid	$(200,029)	$(215,674)	$(256,985)
Capitalized interest	4,430	3,361	17,466
Interest received	2,702	1,172	1,127
	$(192,897)	$(211,141)	$(238,392)

The net change in operating assets and liabilities shown in the consolidated statements of cash flows was comprised of the following:

As at December 31,	2014	2013	2012
		Restated (Note 3)	Restated (Note 3)
Trade and other receivables	$2,212	$14,648	$(21,862)
Financial assets	15,389	(1,688)	(13,333)
Other assets	(102)	3,342	(95)
Trade and other payables	(7,158)	(3,676)	11,527
Financial liabilities	(7,827)	(1,712)	1,189
Other liabilities	(1,462)	(7,891)	14,667
	$1,052	$3,023	$(7,907)

Non-cash investing and financing activities were comprised of:

Year ended December 31,	2014	2013	2012
Satellites, property and other equipment	$16,539	$4,069	$101
Intangible assets	$2,661	$1,061	$—
Investment tax credit	$—	$—	$(1,023)
Forgiveness of satellite performance incentive payments	$—	$—	$5,474

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

31. COMMITMENTS AND CONTINGENT LIABILITIES

The following is a summary of the Company’s off-balance sheet contractual obligations as at December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
Operating property leases	$7,279	$6,595	$5,669	$4,916	$1,633	$2,096	$28,188
Capital commitments	128,634	—	—	—	—	—	128,634
Other operating commitments	24,467	11,583	7,016	5,900	4,598	9,147	62,711
	$160,380	$18,178	$12,685	$10,816	$6,231	$11,243	$219,533

Operating property leases consist of off-balance sheet contractual obligations for land or building usage, while capital commitments includes commitments for capital projects. Other operating commitments consist of third party satellite capacity arrangements as well as other commitments that are not categorized as operating property leases or capital commitments. The Company’s off-balance sheet obligations include the future minimum payments for the non-cancellable period of each respective obligation, and have various terms with expiry dates ranging from January 2015 to January 2043. The aggregate expense related to operating property lease commitments for the year ended December 31, 2014 was $7.1 million (December 31, 2013 — $7.2 million, December 31, 2012 — $6.8 million).

The Company has entered into contracts for the construction and launch of Telstar 12 VANTAGE (targeted for launch in late 2015) and other capital expenditures. The total outstanding commitments at December 31, 2014 were included in capital commitments. In addition, the construction contract includes the provision for deferred satellite performance incentive payments of USD $18.0 million, which have not been included in capital commitments as they will become payable over the in-service life of the satellite only if certain conditions are met.

The Company has agreements with various customers for prepaid revenue on several service agreements which take effect when the spacecraft is placed into service. The Company is responsible for operating and controlling these satellites. As at December 31, 2014, customer prepayments of $339.2 million (December 31, 2013 — $393.4 million), a portion of which is refundable under certain circumstances, were reflected in current and long-term liabilities.

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

Telesat and Loral have entered into an indemnification agreement whereby Loral will indemnify Telesat for tax liabilities for taxation years prior to 2007 related to Loral Skynet operations. Likewise, Telesat will indemnify Loral for the settlement of tax receivables for taxation years prior to 2007.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

31. COMMITMENTS AND CONTINGENT LIABILITIES  – (continued)

Legal Proceedings

The Company frequently participates in proceedings before national telecommunications regulatory authorities. In addition, the Company may also become involved from time to time in other legal proceedings arising in the normal course of its business.

The Company is subject to audits by taxing authorities in the various jurisdictions in which it operates. In Brazil, the Company is currently involved in a number of disputes with the Brazilian tax authorities who have alleged that additional taxes are owed on revenue earned by the Company for the period 2003 to 2012. The disputes relate to the Brazilian tax authorities’ characterization of the Company’s revenue. Additional taxes of approximately $28 million have been assessed by Brazilian tax authorities and the Company has challenged those assessments. The Company believes the likelihood of an unfavorable outcome in these disputes is remote and, as such, no reserve has been established. Loral has agreed to indemnify the Company with respect to certain of the assessments issued in Brazil.

Other than the above, the Company is not aware of any proceedings outstanding or threatened as of the date hereof by or against it or relating to its business which may have, or have had in the recent past, significant effects on the Company’s financial position or profitability.

32. SUBSIDIARIES

The list of significant companies included in the scope of consolidation as at December 31, 2014 was as follows:

Company	Country	Method of Consolidation	% voting rights
Telesat Canada	Canada	Fully consolidated	100
Infosat Communications LP	Canada	Fully consolidated	100
Skynet Satellite Corporation	United States	Fully consolidated	100
Telesat Network Services, Inc.	United States	Fully consolidated	100
The SpaceConnection Inc.	United States	Fully consolidated	100
Telesat Satellite LP	United States	Fully consolidated	100
Infosat Able Holdings Inc.	United States	Fully consolidated	100
Able Infosat Communications, Inc.	United States	Fully consolidated	100
Telesat Brasil Capacidade de Satélites Ltda.	Brazil	Fully consolidated	100
Telesat (IOM) Limited	Isle of Man	Fully consolidated	100
Telesat Luxembourg S.à r.l.	Luxembourg	Fully consolidated	100

The percentage of voting rights and method of consolidation were the same as at December 31, 2013.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

33. RELATED PARTY TRANSACTIONS

The Company’s immediate shareholders are Red Isle Private Investment Inc. (“Red Isle”), a company incorporated in Canada, Loral Holdings Corporation (“Loral Holdings”), a company incorporated in the United States and various individuals. Red Isle is wholly-owned by PSP Investments, a Canadian Crown corporation. Loral Holdings is a wholly-owned subsidiary of Loral, a United States publicly listed company.

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

Key Management Personnel — Special Payments

In connection with the special cash distribution made to the Company’s shareholders, the Board authorized special payments to certain employees. At December 31, 2014, $48.3 million of the special payments were cumulatively expensed and paid.

Key Management Personnel — Stock Options

During 2013 and 2014, the Board authorized the grant of stock options to certain employees pursuant to the stock incentive plan. A total of 3,999,399 and 150,000 stock options were granted in 2013 and 2014, respectively. An expense of $9.7 million was recorded in 2014 in connection with the stock option grants (December 31, 2013 — $13.3 million).

Independent Board of Directors Special Payment

In 2012, the Company’s four independent directors received a special payment for the assistance they provided in the assessment of various strategic alternatives explored by the Company in 2011. The amount paid to the four independent directors was, in aggregate, $0.9 million.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

33. RELATED PARTY TRANSACTIONS  – (continued)

Compensation of executives and Board level directors

Year ended December 31,	2014	2013	2012
Short-term benefits (including salaries)	$7,543	$7,293	$10,470
Special payments	980	2,162	42,867
Post-employment benefits	1,922	1,814	1,615
Share-based payments	8,931	12,705	1,152
	$19,376	$23,974	$56,104

Transactions with related parties

The Company and certain of its subsidiaries regularly engage in transactions with related parties. The Company’s related parties include Loral and Red Isle.

During the year, the Company and its subsidiaries entered into the following transactions with related parties.

	Sale of goods and services, interest income			Purchase of goods and services, interest expense
Year ended December 31,	2014	2013	2012	2014	2013	2012
Loral
Revenue	$215	$—	$—	$—	$—	$—
Operating expenses	—	—	—	6,663	6,267	6,252
Interest expense	—	—	—	—	66	1,255
Interest and other expenses	—	—	—	1,070	—	—
Red Isle
Interest expense	—	—	—	—	—	10,812
SSL(1)
Revenue	—	—	1,468	—	—	—
Interest expenses	—	—	—	—	—	973
Satellite, property and other equipment	—	—	—	—	—	49,537

(1)	As of November 2, 2012, Space System/Loral (“SSL”) is no longer a related party.

The following balances were outstanding at the end of the years presented below:

	Amounts owed by related parties		Amounts owed to related parties
At December 31,	2014	2013	2014	2013
Loral
Current receivables/payables	$178	$1,209	$293	$290
Long-term receivables/payables	—	2,482	—	7,397
Red Isle	—	—	—	—

The amounts outstanding are unsecured and will be settled in cash.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

33. RELATED PARTY TRANSACTIONS  – (continued)

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

Other related party transactions

The Company funds certain defined benefit pension plans. Contributions made to the plans for the year ended December 31, 2014 were $10.0 million (December 31, 2013 — $10.7 million).

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

A change in accounting policies has resulted in a restatement of the comparative figures on the statement of cash flows for 2013 and 2012. For more on the impact of the changes, refer to Note 3.

The comparative figures in the statements of comprehensive income have been restated to conform with the presentation adopted in the current year.

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Income (Loss)
For the year ended December 31, 2014

	Telesat Holdings Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$855,312	$157,810	$18,212	$(108,463)	$922,871
Operating expenses	—	—	(151,264)	(127,227)	(17,761)	108,463	(187,789)
	—	—	704,048	30,583	451	—	735,082
Depreciation	—	—	(184,870)	(31,506)	(120)	—	(216,496)
Amortization	—	—	(28,986)	(1,839)	—	—	(30,825)
Other operating (losses) gains, net	—	—	(314)	14	(4)	—	(304)
Operating income (loss)	—	—	489,878	(2,748)	327	—	487,457
Income (loss) from equity investments	13,204	—	(7,709)	(2,223)	—	(3,272)	—
Interest (expense) income	—	—	(210,369)	3,798	(362)	—	(206,933)
Interest and other income (expenses)	—	—	627	2,906	(477)	—	3,056
Gain on changes in fair value of financial instruments	—	—	48,931	—	—	—	48,931
(Loss) gain on foreign exchange	—	—	(240,370)	(9,267)	8,550	—	(241,087)
Income (loss) before tax	13,204	—	80,988	(7,534)	8,038	(3,272)	91,424
Tax expense	—	—	(67,784)	(10,190)	(246)	—	(78,220)
Net income (loss)	$13,204	$—	$13,204	$(17,724)	$7,792	$(3,272)	$13,204

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Comprehensive (Loss) Income
For the year ended December 31, 2014

	Telesat Holdings Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Net income (loss)	$13,204	$—	$13,204	$(17,724)	$7,792	$(3,272)	$13,204
Other comprehensive (loss) income
Items that may be reclassified into profit or loss
Foreign currency translation adjustments	—	—	—	499	3,294	—	3,793
Other comprehensive income from equity investments	3,793	—	3,793	3,294	—	(10,880)	—
Items that will not be reclassified into profit or loss
Actuarial losses on employee benefit plans	—	—	(22,871)	(475)	—	—	(23,346)
Tax recovery	—	—	5,589	188	—	—	5,777
Other comprehensive loss from equity investments	(17,569)	—	(287)	—	—	17,856	—
Other comprehensive (loss) income	(13,776)	—	(13,776)	3,506	3,294	6,976	(13,776)
Total comprehensive (loss) income	$(572)	$—	$(572)	$(14,218)	$11,086	$3,704	$(572)

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Income
For the year ended December 31, 2013

	Telesat Holdings Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$837,358	$152,306	$16,879	$(109,647)	$896,896
Operating expenses	—	—	(170,865)	(121,312)	(18,532)	109,647	(201,062)
	—	—	666,493	30,994	(1,653)	—	695,834
Depreciation	—	—	(179,442)	(31,498)	(211)	—	(211,151)
Amortization	—	—	(31,262)	(1,358)	(39)	—	(32,659)
Other operating gains (losses), net	—	—	15,721	9,733	(119)	—	25,335
Operating income (loss)	—	—	471,510	7,871	(2,022)	—	477,359
Income (loss) from equity investments	68,094	—	8,638	(1,962)	—	(74,770)	—
Interest expense	—	—	(223,424)	(670)	(5)	—	(224,099)
Loss on financing	—	—	(18,487)	—	—	—	(18,487)
Interest and other income (expense)	—	—	11,708	(42)	2	—	11,668
Gain on changes in fair value of financial instruments	—	—	80,928	—	—	—	80,928
(Loss) gain on foreign exchange	(1)	—	(190,562)	(12,586)	8,240	—	(194,909)
Income (loss) before tax	68,093	—	140,311	(7,389)	6,215	(74,770)	132,460
Tax (expense) recovery	—	—	(72,217)	7,902	(52)	—	(64,367)
Net income	$68,093	$—	$68,094	$513	$6,163	$(74,770)	$68,093

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2013

	Telesat Holdings Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Net income	$68,093	$—	$68,094	$513	$6,163	$(74,770)	$68,093
Other comprehensive income (loss)
Items that may be reclassified into profit or loss
Foreign currency translation adjustments	—	—	—	(899)	(382)	—	(1,281)
Other comprehensive loss from equity investments	(1,281)	—	(1,281)	(382)	—	2,944	—
Items that will not be reclassified into profit or loss
Actuarial gains (losses) on employee benefit plans	—	—	25,360	(4,130)	—	—	21,230
Tax (expense) recovery	—	—	(6,754)	1,474	—	—	(5,280)
Other comprehensive income (loss) from equity investments	15,950	—	(2,656)	—	—	(13,294)	—
Other comprehensive income (loss)	14,669	—	14,669	(3,937)	(382)	(10,350)	14,669
Total comprehensive income (loss)	$82,762	$—	$82,763	$(3,424)	$5,781	$(85,120)	$82,762

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Income (Loss)
For the year ended December 31, 2012

	Telesat Holdings Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$782,814	$149,277	$18,959	$(105,240)	$845,810
Operating expenses	(15)	—	(202,050)	(127,670)	(21,384)	105,240	(245,879)
	(15)	—	580,764	21,607	(2,425)	—	599,931
Depreciation	—	—	(160,283)	(48,106)	(296)	—	(208,685)
Amortization	—	—	(36,168)	268	(65)	—	(35,965)
Other operating gains (losses), net	—	—	5,946	(56)	—	—	5,890
Operating (loss) income	(15)	—	390,259	(26,287)	(2,786)	—	361,171
Income (loss) from equity investments	26,754	—	(29,119)	(3,099)	—	5,464	—
Interest expense	(2,380)	—	(242,597)	(444)	—	—	(245,421)
Loss on financing	—	—	(77,278)	—	—	—	(77,278)
Interest and other income	—	—	839	521	1	—	1,361
Loss on changes in fair value of financial instruments	—	—	(58,984)	—	—	—	(58,984)
Gain (loss) on foreign exchange	—	—	78,466	3,903	(3,515)	—	78,854
Income (loss) before tax	24,359	—	61,586	(25,406)	(6,300)	5,464	59,703
Tax expense	—	—	(34,832)	(335)	(177)	—	(35,344)
Net income (loss)	$24,359	$—	$26,754	$(25,741)	$(6,477)	$5,464	$24,359

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2012

	Telesat Holdings Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Net income (loss)	$24,359	$—	$26,754	$(25,741)	$(6,477)	$5,464	$24,359
Other comprehensive income (loss)
Items that may be reclassified into profit or loss
Foreign currency translation adjustments	—	—	—	(1,311)	(198)	—	(1,509)
Other comprehensive loss from equity investments	(1,509)	—	(1,509)	(198)	—	3,216	—
Items that will not be reclassified into profit or loss
Actuarial gains (losses) on employee benefit plans	—	—	7,279	(1,583)	—	—	5,696
Tax expense	—	—	(1,366)	—	—	—	(1,366)
Other comprehensive income (loss) from equity investments	4,330	—	(1,583)	—	—	(2,747)	—
Other comprehensive income (loss)	2,821	—	2,821	(3,092)	(198)	469	2,821
Total comprehensive income (loss)	$27,180	$—	$29,575	$(28,833)	$(6,675)	$5,933	$27,180

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Balance Sheets
As at December 31, 2014

	Telesat Holdings Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$—	$450,280	$44,188	$2,888	$—	$497,356
Trade and other receivables	—	—	31,419	16,497	1,618	—	49,534
Other current financial assets	—	—	25	687	53	—	765
Intercompany receivables	—	—	366,317	174,888	167,253	(708,458)	—
Prepaid expenses and other current assets	—	—	12,099	4,987	116	—	17,202
Total current assets	—	—	860,140	241,247	171,928	(708,458)	564,857
Satellites, property and other equipment	—	—	1,479,324	381,313	378	—	1,861,015
Deferred tax assets	—	—	—	3,183	—	—	3,183
Other long-term financial assets	—	—	36,509	1,466	467	—	38,442
Other long-term assets	—	—	2,817	353	—	—	3,170
Intangible assets	—	—	769,780	50,792	—	—	820,572
Investment in affiliates	1,176,602	—	1,237,862	661,810	261	(3,076,535)	—
Goodwill	—	—	2,078,056	343,876	24,671	—	2,446,603
Total assets	$1,176,602	$—	$6,464,488	$1,684,040	$197,705	$(3,784,993)	$5,737,842
Liabilities
Trade and other payables	$—	$—	$13,838	$21,528	$1,348	$—	$36,714
Other current financial liabilities	—	—	32,539	1,705	1,389	—	35,633
Intercompany payables	45,434	—	212,395	412,399	38,230	(708,458)	—
Other current liabilities (assets)	—	—	120,951	3,203	(9)	—	124,145
Current indebtedness	—	—	58,820	2	—	—	58,822
Total current liabilities	45,434	—	438,543	438,837	40,958	(708,458)	255,314
Long-term indebtedness	—	—	3,486,857	—	—	—	3,486,857
Deferred tax liabilities (assets)	—	—	485,619	(727)	(134)	—	484,758
Other long-term financial liabilities	—	—	54,698	5,964	91	—	60,753
Other long-term liabilities	—	—	314,665	4,321	6	—	318,992
Total liabilities	45,434	—	4,780,382	448,395	40,921	(708,458)	4,606,674
Shareholders’ equity	1,131,168	—	1,684,106	1,235,645	156,784	(3,076,535)	1,131,168
Total liabilities and shareholders’ equity	$1,176,602	$—	$6,464,488	$1,684,040	$197,705	$(3,784,993)	$5,737,842

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Balance Sheets
As at December 31, 2013

	Telesat Holdings Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$—	$284,231	$13,008	$1,474	$—	$298,713
Trade and other receivables	—	—	31,588	17,093	1,585	—	50,266
Other current financial assets	—	—	35	118	7,021	—	7,174
Intercompany receivables	—	—	362,070	173,960	144,071	(680,101)	—
Prepaid expenses and other current assets	—	—	13,460	5,142	63	—	18,665
Total current assets	—	—	691,384	209,321	154,214	(680,101)	374,818
Satellites, property and other equipment	—	—	1,654,000	308,358	401	—	1,962,759
Deferred tax assets	—	—	—	10,024	—	—	10,024
Other long-term financial assets	—	—	68,056	7,505	445	—	76,006
Other long-term assets	—	—	2,466	299	—	—	2,765
Intangible assets	—	—	798,766	46,520	—	—	845,286
Investment in affiliates	1,167,517	—	1,164,562	661,102	261	(2,993,442)	—
Goodwill	—	—	2,078,056	343,876	24,671	—	2,446,603
Total assets	$1,167,517	$—	$6,457,290	$1,587,005	$179,992	$(3,673,543)	$5,718,261
Liabilities
Trade and other payables	$—	$—	$17,150	$15,956	$1,378	$—	$34,484
Other current financial liabilities	—	—	163,059	1,000	696	—	164,755
Intercompany payables	45,614	—	218,097	385,219	31,171	(680,101)	—
Other current liabilities	—	—	118,156	3,146	756	—	122,058
Current indebtedness	—	—	57,363	1	—	—	57,364
Total current liabilities	45,614	—	573,825	405,322	34,001	(680,101)	378,661
Long-term indebtedness	—	—	3,284,502	—	—	—	3,284,502
Deferred tax liabilities (assets)	—	—	515,745	(466)	(72)	—	515,207
Other long-term financial liabilities	—	—	68,911	3,892	—	—	72,803
Other long-term liabilities	—	—	339,269	5,910	6	—	345,185
Total liabilities	45,614	—	4,782,252	414,658	33,935	(680,101)	4,596,358
Shareholders’ equity	1,121,903	—	1,675,038	1,172,347	146,057	(2,993,442)	1,121,903
Total liabilities and shareholders’ equity	$1,167,517	$—	$6,457,290	$1,587,005	$179,992	$(3,673,543)	$5,718,261

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2014

	Telesat Holdings Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Cash flows (used in) from operating activities
Net income (loss)	$13,204	$—	$13,204	$(17,724)	$7,792	$(3,272)	$13,204
Adjustments to reconcile net income (loss) to cash flows (used in) from operating activities
Depreciation	—	—	184,870	31,506	120	—	216,496
Amortization	—	—	28,986	1,839	—	—	30,825
Tax expense	—	—	67,784	10,190	246	—	78,220
Interest expense (income)	—	—	210,369	(3,798)	362	—	206,933
Interest income	—	—	(2,205)	(278)	(228)	—	(2,711)
Unrealized foreign exchange loss (gain)	1	—	235,414	11,343	(8,372)	—	238,386
Gain on changes in fair value of financial instruments	—	—	(48,931)	—	—	—	(48,931)
Share-based compensation	—	—	8,704	1,314	(363)	—	9,655
(Income) loss from equity investments	(13,204)	—	7,709	2,223	—	3,272	—
Loss (gain) on disposal of assets	—	—	314	(14)	4	—	304
Other	—	—	(55,509)	(1,616)	(413)	—	(57,538)
Income taxes paid, net of income taxes received	—	—	(78,520)	(2,103)	(176)	—	(80,799)
Interest paid, net of capitalized interest and interest received	—	—	(192,752)	(12)	(133)	—	(192,897)
Operating assets and liabilities	(183)	—	(10,980)	9,681	2,534	—	1,052
Net cash (used in) from operating activities	$(182)	$—	$368,457	$42,551	$1,373	$—	$412,199
Cash flows used in investing activities
Satellite programs, including capitalized interest	$—	$—	$—	$(84,591)	$—	$—	$(84,591)
Purchase of other property and equipment	—	—	(8,762)	(1,846)	(87)	—	(10,695)
Purchase of intangible assets	—	—	—	(185)	—	—	(185)
Proceeds from sale of assets	—	—	311	—	—	—	311
Return of capital to shareholder	—	—	6,503	—	—	(6,503)	—
Investment in affiliates	—	—	(83,071)	—	—	83,071	—
Net cash used in investing activities	$—	$—	$(85,019)	$(86,622)	$(87)	$76,568	$(95,160)
Cash flows from (used in) financing activities
Repayment of indebtedness	$—	$—	$(70,692)	$—	$—	$—	$(70,692)
Settlement of derivatives	—	—	(60,824)	—	—	—	(60,824)
Proceeds from exercise of stock options	202	—	—	—	—	—	202
Dividends paid on preferred shares	(20)	—	—	—	—	—	(20)
Satellite performance incentive payments	—	—	(5,409)	(43)	—	—	(5,452)
Return of capital to shareholder	—	—	—	(6,503)	—	6,503	—
Proceeds from issuance of share capital	—	—	—	83,071	—	(83,071)	—
Net cash from (used in) financing activities	$182	$—	$(136,925)	$76,525	$—	$(76,568)	$(136,786)
Effect of changes in exchange rates on cash and cash equivalents	$—	$—	$19,536	$(1,274)	$128	$—	$18,390
Increase in cash and cash equivalents	$—	$—	$166,049	$31,180	$1,414	$—	$198,643
Cash and cash equivalents, beginning of year	—	—	284,231	13,008	1,474	—	298,713
Cash and cash equivalents, end of year	$—	$—	$450,280	$44,188	$2,888	$—	$497,356

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2013

	Telesat Holdings Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Cash flows (used in) from operating activities
Net income	$68,093	$—	$68,094	$513	$6,163	$(74,770)	$68,093
Adjustments to reconcile net income to cash flows (used in) from operating activities
Depreciation	—	—	179,442	31,498	211	—	211,151
Amortization	—	—	31,262	1,358	39	—	32,659
Tax expense (recovery)	—	—	72,217	(7,902)	52	—	64,367
Interest expense	—	—	223,424	670	5	—	224,099
Interest income	—	—	(1,194)	(94)	—	—	(1,288)
Unrealized foreign exchange loss (gain)	1	—	190,103	12,791	(8,854)	—	194,041
Gain on changes in fair value of financial instruments	—	—	(80,928)	—	—	—	(80,928)
Share-based compensation	—	—	12,065	1,050	402	—	13,517
(Income) loss from equity investments	(68,094)	—	(8,638)	1,962	—	74,770	—
Impairment reversal on intangible assets	—	—	(17,274)	—	—	—	(17,274)
Gain on other post-employment benefit plan amendment	—	—	—	(9,786)	—	—	(9,786)
Loss on disposal of assets	—	—	1,553	53	119	—	1,725
Loss on financing	—	—	18,487	—	—	—	18,487
Other	—	—	(49,540)	(308)	93	—	(49,755)
Income taxes paid, net of income tax received	—	—	(11,716)	(824)	(29)	—	(12,569)
Interest paid, net of capitalized interest and interest received	—	—	(211,006)	(135)	—	—	(211,141)
Customer prepayments on future satellite services	—	—	31,778	527	—	—	32,305
Repurchase of stock options and exercise of share appreciation rights	—	—	(701)	(495)	—	—	(1,196)
Operating assets and liabilities	(89)	—	33,641	(29,709)	(820)	—	3,023
Net cash (used in) from operating activities	$(89)	$—	$481,069	$1,169	$(2,619)	$—	$479,530
Cash flows (used in) from investing activities
Satellite programs, including capitalized interest	$—	$—	$(32,816)	$(38,362)	$—	$—	$(71,178)
Purchase of other property and equipment	—	—	(6,511)	(2,199)	(62)	—	(8,772)
Purchase of intangible assets	—	—	—	(6)	—	—	(6)
Proceeds from sale of assets	—	—	81	—	1,000	—	1,081
Return of capital from subsidiary	—	—	4,394	—	—	(4,394)	—
Investment in affiliates	—	—	(36,823)	—	—	36,823	—
Net cash (used in) from investing activities	$—	$—	$(71,675)	$(40,567)	$938	$32,429	$(78,875)
Cash flows from (used in) financing activities
Repayment of indebtedness	$—	$—	$(271,448)	$—	$—	$—	$(271,448)
Settlement of derivatives	—	—	(1,219)	—	—	—	(1,219)
Payment of premium on early retirement of indebtedness	—	—	(13,793)	—	—	—	(13,793)
Payment of debt issue costs	—	—	(810)	—	—	—	(810)
Proceeds from exercise of stock options	99	—	—	—	—	—	99
Dividends paid on preferred shares	(10)	—	—	—	—	—	(10)
Satellite performance incentive payments	—	—	(4,756)	(14)	—	—	(4,770)
Return of capital to shareholder	—	—	—	(4,394)	—	4,394	—
Proceeds from issuance of share capital	—	—	—	36,823	—	(36,823)	—
Net cash from (used in) financing activities	$89	$—	$(292,026)	$32,415	$—	$(32,429)	$(291,951)
Effect of changes in exchange rates on cash and cash equivalents	$—	$—	$8,347	$483	$218	$—	$9,048
Increase (decrease) in cash and cash equivalents	$—	$—	$125,715	$(6,500)	$(1,463)	$—	$117,752
Cash and cash equivalents, beginning of year	—	—	158,516	19,508	2,937	—	180,961
Cash and cash equivalents, end of year	$—	$—	$284,231	$13,008	$1,474	$—	$298,713

Telesat Holdings Inc.

Notes to the 2014 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Telesat Holdings Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Cash flows (used in) from operating activities
Net income (loss)	$24,359	$—	$26,754	$(25,741)	$(6,477)	$5,464	$24,359
Adjustments to reconcile net income (loss) to cash flows (used in) from operating activities
Depreciation	—	—	160,283	48,106	296	—	208,685
Amortization	—	—	36,168	(268)	65	—	35,965
Tax expense	—	—	34,832	335	177	—	35,344
Interest expense	2,380	—	242,597	444	—	—	245,421
Interest income	—	—	(820)	(269)	(1)	—	(1,090)
Unrealized foreign exchange (gain) loss	—	—	(76,515)	(5,293)	3,381	—	(78,427)
Loss on changes in fair value of financial instruments	—	—	58,984	—	—	—	58,984
Share-based compensation	—	—	868	211	123	—	1,202
Impairment reversal on intangible assets	—	—	(1,194)	—	—	—	(1,194)
(Income) loss from equity investments	(26,754)	—	29,119	3,099	—	(5,464)	—
Loss on disposal of assets	—	—	722	56	—	—	778
Loss on financing	—	—	77,278	—	—	—	77,278
Other	—	—	(51,652)	(10,784)	(210)	—	(62,646)
Income taxes paid, net of income taxes received	—	—	(3,718)	(40)	(6)	—	(3,764)
Interest paid, net of capitalized interest and interest received	(4,030)	—	(234,632)	269	1	—	(238,392)
Customer prepayments on future satellite services	—	—	40,345	—	—	—	40,345
Insurance proceeds	—	—	314	—	—	—	314
Repurchase of stock options and exercise of share appreciation rights	—	—	(32,393)	(2,367)	(506)	—	(35,266)
Operating assets and liabilities	15	—	(16,327)	4,631	3,774	—	(7,907)
Net cash (used in) from operating activities	$(4,030)	$—	$291,013	$12,389	$617	$—	$299,989
Cash flows from (used in) investing activities
Satellite programs, including capitalized interest	$—	$—	$(161,536)	$(1,013)	$—	$—	$(162,549)
Purchase of other property and equipment	—	—	(5,252)	(2,240)	(119)	—	(7,611)
Purchase of intangible assets	—	—	—	(166)	—	—	(166)
Proceeds from sale of assets	—	—	34	38	—	—	72
Return of capital from subsidiaries	802,011	—	7,063	802,011	—	(1,611,085)	—
Net cash from (used in) investing activities	$802,011	$—	$(159,691)	$798,630	$(119)	$(1,611,085)	$(170,254)
Cash flows used in financing activities
Proceeds from indebtedness	$—	$—	$3,306,865	$—	$—	$—	$3,306,865
Proceeds from issue of promissory note	—	—	145,466	—	—	—	145,466
Repayment of indebtedness	—	—	(2,777,507)	—	—	—	(2,777,507)
Settlement of derivatives	—	—	(1,693)	—	—	—	(1,693)
Repayment of senior preferred shares	(141,435)	—	—	—	—	—	(141,435)
Payment of premium on early retirement of indebtedness	—	—	(39,444)	—	—	—	(39,444)
Payment of debt issue costs	—	—	(52,030)	—	—	—	(52,030)
Return of capital to shareholders	(656,546)	—	(802,011)	(809,074)	—	1,611,085	(656,546)
Satellite performance incentive payments	—	—	(4,345)	(237)	—	—	(4,582)
Net cash used in financing activities	$(797,981)	$—	$(224,699)	$(809,311)	$—	$1,611,085	$(220,906)
Effect of changes in exchange rates on cash and cash equivalents	$—	$—	$(4,944)	$(854)	$(32)	$—	$(5,830)
(Decrease) increase in cash and cash equivalents	$—	$—	$(98,321)	$854	$466	$—	$(97,001)
Cash and cash equivalents, beginning of year	—	—	256,837	18,654	2,471	—	277,962
Cash and cash equivalents, end of year	$—	$—	$158,516	$19,508	$2,937	$—	$180,961

