Form 10-Q
period 2015-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2015-05-08
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ☐ No ☑

As of April 30, 2015, 21,414,212 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$75,750	$51,433
Notes receivable	—	33,667
Other current assets	2,205	1,786
Total current assets	77,955	86,886
Investments in affiliates	27,947	104,792
Long-term deferred tax assets	110,773	112,898
Other assets	39	50
Total assets	$216,714	$304,626

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,082	$2,300
Other current liabilities	13,508	13,424
Total current liabilities	14,590	15,724
Pension and other postretirement liabilities	19,813	20,793
Long-term liabilities	89,079	92,469
Total liabilities	123,482	128,986
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,568,706 issued	216	216
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,017,520	1,017,520
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(886,020)	(803,378)
Accumulated other comprehensive loss	(28,987)	(29,221)
Total shareholders' equity	93,232	175,640
Total liabilities and shareholders' equity	$216,714	$304,626

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
General and administrative expenses	$(1,617)	$(1,340)
Operating loss	(1,617)	(1,340)
Interest and investment income	90	291
Interest expense	(3)	(3)
Other expense	(374)	(925)
Loss from continuing operations before income taxes and equity in net loss of affiliates	(1,904)	(1,977)
Income tax provision	(3,754)	(10,672)
Loss from continuing operations before equity in net loss of affiliates	(5,658)	(12,649)
Equity in net loss of affiliates	(76,845)	(2,169)
Loss from continuing operations	(82,503)	(14,818)
Loss from discontinued operations, net of tax	(139)	(7)
Net loss	(82,642)	(14,825)
Other comprehensive income, net of tax	234	763
Comprehensive loss	$(82,408)	$(14,062)

Net loss per share:

Basic and Diluted
Loss from continuing operations	$(2.67)	$(0.48)
Loss from discontinued operations, net of tax	—	—
Net loss	$(2.67)	$(0.48)

Weighted average common shares outstanding:
Basic and Diluted	30,920	30,920

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2014	21,569	$216	9,506	$95	$1,015,656	154	$(9,592)	$(777,549)	$(20,916)	$207,910
Net loss								(25,829)
Other comprehensive loss									(8,305)
Comprehensive loss										(34,134)
Adjustment to tax benefit associated with stock-based compensation					1,864					1,864
Balance, December 31, 2014	21,569	216	9,506	95	1,017,520	154	(9,592)	(803,378)	(29,221)	175,640
Net loss								(82,642)
Other comprehensive income									234
Comprehensive loss										(82,408)
Balance, March 31, 2015	21,569	$216	9,506	$95	$1,017,520	154	$(9,592)	$(886,020)	$(28,987)	$93,232

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(82,642)	$(14,825)
Loss from discontinued operations, net of tax	139	7
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash operating items (Note 2)	79,768	11,686
Changes in operating assets and liabilities:
Other current assets and other assets	(431)	(541)
Accrued expenses and other current liabilities	(2,074)	130
Income taxes receivable and payable	(33)	896
Pension and other postretirement liabilities	(980)	(749)
Long-term liabilities	(288)	291
Net cash used in operating activities – continuing operations	(6,541)	(3,105)
Net cash (used in) provided by operating activities – discontinued operations	(2,809)	3,472
Net cash (used in) provided by operating activities	(9,350)	367
Investing activities:
Capital expenditures	—	(2)
Net cash used in investing activities – continuing operations	—	(2)
Receipt of principal, Land Note - discontinued operations	33,667	67,333
Net cash provided by investing activities	33,667	67,331
Increase in cash and cash equivalents	24,317	67,698
Cash and cash equivalents — beginning of period	51,433	5,926
Cash and cash equivalents — end of period	$75,750	$73,624

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral agreed to indemnify SS/L from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. In September 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of March 31, 2015 and December 31, 2014, the total principal and accrued interest amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $49.7 million and $55.2 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of March 31, 2015, Loral has paid $23.6 million toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in April 2015 and is obligated to make seven additional equal quarterly payments to ViaSat through January 2017 totaling $19.7 million inclusive of interest at 3.25% per year (see Note 14).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2014 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

As of March 31, 2015, the Company had $75.8 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase and no redemption limitations. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$40,088	$—	$—	$42,432	$—	$—
Note receivable:
Land Note	$—	$—	$—	$—	$—	$33,667
Liabilities
Indemnifications:
Sale of SS/L	$—	$—	$(428)	$—	$—	$(428)
Globalstar do Brasil S.A.	$—	$—	$950	$—	$—	$972

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments. The carrying amount of the Land Note approximated fair value as of December 31, 2014 because the stated interest rate was consistent with current market rates.

The fair value of indemnifications related to the Sale was originally estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. The indemnification liability related to the ViaSat Suit has been excluded from the fair value table as a result of the Settlement Agreement and the Allocation Agreement, which provided for fixed payments (see Note 14). The asset resulting from the indemnification of SS/L is for pre-closing taxes and reflects the excess of payments since inception over the estimated liability, which was originally determined using the fair value objective approach. The estimated liability for indemnifications relating to Globalstar do Brasil S.A. (“GdB”), originally determined using expected value analysis, is net of payments since inception. The fair values of indemnification liabilities are not remeasured on a recurring basis. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of March 31, 2015.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We review the carrying values of our equity method investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other-than-temporary. The fair values of our investments are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow projections. An impairment charge is recorded when the carrying amount of the investment exceeds its current fair value and is determined to be other-than-temporary.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Discontinued Operations

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations and cash flows for the three months ended March 31, 2015 and 2014.

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

In May 2014, the FASB issued ASU No. 2014-09 that creates a new Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies may elect to use either a full or modified retrospective approach when adopting this update which is effective for the Company on January 1, 2017. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, only those disposals that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the consolidated financial statements. Also, disposal of an equity method investment that meets the definition of a discontinued operation is to be reported in discontinued operations under the new guidance. The guidance, effective for the Company on January 1, 2015, did not have a material impact on our consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Non-cash operating items:
Equity in net loss of affiliates	$76,845	$2,169
Deferred taxes	2,541	9,404
Depreciation and amortization	10	10
Amortization of prior service credit and actuarial loss	372	103
Net non-cash operating items – continuing operations	$79,768	$11,686
Supplemental information:
Interest paid – continuing operations	$301	$3
Interest paid – discontinued operations	$459	$—
Tax payments, net of refunds - continuing operations	$1,216	$55
Tax payments – discontinued operations	$—	$—

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance at January 1, 2014	$(9,171)	$(11,745)	$(20,916)
Other comprehensive loss before reclassification	(5,147)	(3,494)	(8,641)
Amounts reclassified from accumulated other comprehensive loss	336	—	336
Net current-period other comprehensive loss	(4,811)	(3,494)	(8,305)
Balance at December 31, 2014	(13,982)	(15,239)	(29,221)

Other comprehensive income before reclassification	—	—	—
Amounts reclassified from accumulated other comprehensive loss	234	—	234
Net current-period other comprehensive income	234	—	234
Balance at March 31, 2015	$(13,748)	$(15,239)	$(28,987)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31,
	2015				2014
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$372	(a)	$(138)	$234	$103	(a)	$(39)	$64
Proportionate share of Telesat Holdco other comprehensive income (loss)	—		—	—	1,126		(427)	699
Other comprehensive income	$372		$(138)	$234	$1,229		$(466)	$763

(a) Reclassifications are included in general and administrative expenses.

4. Receivables

In connection with the Sale, Loral received a three-year promissory note in the principal amount of $101 million (the “Land Note”). Loral received principal payments under the Land Note of $33.7 million and $67.3 million on March 31, 2015 and 2014, respectively. Interest on the Land Note ranged from 1.0% to 1.5%. All amounts due under the Land Note had been received as of March 31, 2015.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	March 31,	December 31,
	2015	2014
Telesat Holdings Inc.	$—	$74,329
XTAR, LLC	27,947	30,463
	$27,947	$104,792

Equity in net loss of affiliates consists of (in thousands):

	Three Months Ended March 31,
	2015	2014
Telesat Holdings Inc.	$(74,329)	$(684)
XTAR, LLC	(2,516)	(1,485)
	$(76,845)	$(2,169)

Telesat

As of December 31, 2014 and March 31, 2015, we held a 62.8% economic interest and a 32.7% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.7% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

As of March 31, 2015, our investment in Telesat has been reduced to zero as a result of recording our interest in Telesat’s losses. In following the equity method of accounting, we will not record equity in any net income of Telesat until our share of Telesat’s future net income exceeds the unrecognized loss of $27.6 million. In addition, we will not record our equity of $5.6 million in Telesat’s other comprehensive income until all unrecognized losses have been recorded.

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Under Telesat’s credit agreement and the indenture for Telesat’s 6% senior notes, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the 6% senior note indenture and credit agreement, Telesat is generally permitted to pay consulting fees to Loral in cash. Our general and administrative expenses are net of income related to consulting fees of $1.25 million for each of the three month periods ended March 31, 2015 and 2014. For each of the three month periods ended March 31, 2015 and 2014, Loral received payments in cash from Telesat, net of withholding taxes, of $1.2 million for consulting fees.

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

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Statement of Operations Data:
Revenues	$186,243	$220,599
Operating expenses	(34,622)	(40,330)
Depreciation, amortization and stock-based compensation	(50,186)	(58,481)
Loss on disposition of long lived asset	(15)	(59)
Operating income	101,420	121,729
Interest expense	(35,203)	(47,515)
Foreign exchange loss	(214,234)	(101,749)
Gain on financial instruments	4,853	47,350
Other income	807	739
Income tax provision	(19,561)	(21,149)
Net loss	$(161,918)	$(595)

	March 31,	December 31,
	2015	2014
Balance Sheet Data:
Current assets	$498,955	$497,287
Total assets	4,201,416	4,552,613
Current liabilities	198,267	227,200
Long-term debt, including current portion	3,046,918	3,102,635
Total liabilities	3,770,040	3,921,887
Shareholders’ equity	431,376	630,726

Telesat had capital expenditures of $21.0 million and $11.4 million for the three months ended March 31, 2015 and 2014, respectively.

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. During the fourth quarter of 2014, we recorded a non-cash impairment charge of $18.7 million related to a decline in fair value of our investment that was determined to be other-than-temporary. We performed an impairment test for our investment in XTAR as of March 31, 2015, using XTAR’s most recent forecast, and concluded that there was no additional impairment to our investment in XTAR.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $26 million in 2015, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, will be payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through March 31, 2015 were $29.2 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 15). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR for the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Statement of Operations Data:
Revenues	$6,028	$8,046
Operating expenses	(7,935)	(7,807)
Depreciation and amortization	(2,303)	(2,315)
Operating loss	(4,210)	(2,076)
Net loss	(4,603)	(2,762)

	March 31,	December 31,
	2015	2014
Balance Sheet Data:
Current assets	$6,482	$4,992
Total assets	50,288	53,508
Current liabilities	30,852	28,585
Total liabilities	60,555	59,342
Members’ equity	(10,267)	(5,834)

Other

As of March 31, 2015 and December 31, 2014, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	March 31,	December 31,
	2015	2014
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$10,226	$10,081
Pension and other postretirement liabilities	526	526
Income taxes payable	913	—
Deferred tax liability	416	416
Other	1,427	2,401
	$13,508	$13,424

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes

The following summarizes our income tax provision on the loss from continuing operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Total current income tax provision	$(1,213)	$(1,268)
Total deferred income tax provision	(2,541)	(9,404)
Income tax provision	$(3,754)	$(10,672)

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

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax provision (in thousands):

	Three Months Ended March 31,
	2015	2014
Current benefit (provision) for UTPs	$267	$(319)
Deferred (provision) benefit for UTPs	(146)	101
Tax benefit (provision) for UTPs	$121	$(218)

As of March 31, 2015, we had unrecognized tax benefits relating to UTPs of $78 million. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L for taxes related to periods prior to the closing of the transaction. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of March 31, 2015, we have accrued approximately $6.2 million and $7.7 million for the payment of potential tax-related interest and penalties, respectively.

The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2007. In addition, the statute of limitations for assessment of additional tax has expired with regard to the Company’s federal income tax returns filed for 2008, 2009 and 2010 and state and local income tax returns filed for 2008 and 2009. Earlier years related to certain foreign jurisdictions remain subject to examination. Various federal, state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for UTPs, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our federal income tax returns filed for 2007 and 2011 and state income tax returns filed for 2007, 2010 and 2011, potentially resulting in an $8.5 million reduction to our unrecognized tax benefits.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,
	2015	2014
Liabilities for UTPs:
Opening balance — January 1	$77,133	$79,688
Current provision (benefit) for:
Unrecognized tax benefits	—	(38)
Potential additional interest	585	611
Potential penalty adjustment	—	(36)
Statute expirations	(115)	(219)
Tax settlements	(737)	—
Ending balance	$76,866	$80,006

As of March 31, 2015, if our positions are sustained by the taxing authorities, the Company’s income tax provision from continuing operations would be reduced by approximately $35.6 million. Other than as described above, there were no significant changes to our UTPs during the three months ended March 31, 2015 and 2014, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

8. Long-Term Liabilities

Long-term liabilities consists of (in thousands):

	March 31,	December 31,
	2015	2014
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$10,697	$13,242
Indemnification liabilities - other (see Note 14)	950	972
Deferred tax liability	260	815
Liabilities for uncertain tax positions	76,866	77,133
Other	306	307
	$89,079	$92,469

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

10. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of voting common stock reserved and available for issuance under the Stock Incentive Plan is 1,403,746 shares of which 1,319,533 were available for future grant at March 31, 2015. This number of shares of voting common stock available for issuance would be reduced if restricted stock units are settled in voting common stock rather than in cash. In addition, shares of common stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.0%. Telesat stock options are excluded from the calculation of diluted loss per share for the three months ended March 31, 2015 and 2014 as the effect would be antidilutive.

For the three months ended March 31, 2015 and 2014, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Unconverted restricted stock units	84	84

12. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost included in general and administrative expenses for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2015 and 2014 (in thousands):

	Pension Benefits Three Months Ended March 31,		Other Benefits Three Months Ended March 31,
	2015	2014	2015	2014
Service cost	$59	$41	$—	$1
Interest cost	473	469	12	17
Expected return on plan assets	(538)	(474)	—	—
Recognition due to settlement	—	—	156	—
Amortization of net actuarial loss	205	93	8	8
Amortization of prior service credits	—	—	3	2
Net periodic cost	$199	$129	$179	$28

Effective January 1, 2015, retiree medical coverage for retirees age 65 or over and their dependents was discontinued. In January 2015, the Company made a discretionary one-time payment to retirees affected to assist them in purchasing alternate coverage. The effect on pension expense for the three months ended March 31, 2015 of the one-time payment to retirees age 65 or over is included in the table above as recognition due to settlement.

13.	Financial Instruments, Derivative Instruments and Hedging

Financial Instruments

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Land Note, prior to its repayment in full on March 31, 2015, approximated fair value because the stated interest rate was consistent with current market rates.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivatives and Hedging Transactions

There were no derivative instruments as of March 31, 2015 and December 31, 2014.

14. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our condensed consolidated balance sheets include an indemnification receivable of $0.4 million as of March 31, 2015 and December 31, 2014. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $1.0 million as of March 31, 2015 and December 31, 2014, for indemnification liabilities relating to the sale of GdB.

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

The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of March 31, 2015 and December 31, 2014, the total principal and interest accrued amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $49.7 million and $55.2 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into the Allocation Agreement, pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of March 31, 2015, Loral has paid $23.6 million toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in April 2015 and is obligated to make seven additional equal quarterly payments to ViaSat through January 2017 totaling $19.7 million inclusive of interest at 3.25% per year. Our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 include indemnification liabilities related to ViaSat Settlement Agreement of $20.9 million and $23.3 million, respectively. Because the payment obligations to ViaSat are joint and several, if MDA and SS/L were to default on all or part of their payment obligations to ViaSat, Loral would be obligated to pay ViaSat any amounts not paid by MDA and SS/L.

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

15. Related Party Transactions

MHR Fund Management LLC

Mark H. Rachesky, President of MHR Fund Management LLC (“MHR”), and Hal Goldstein, a former managing principal of MHR, are members of Loral’s board of directors.

Various funds affiliated with MHR and Dr. Rachesky held, as of March 31, 2015 and December 31, 2014, approximately 38.0% of the outstanding voting common stock and 57.1% of the combined outstanding voting and non-voting common stock of Loral.

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three month periods ended March 31, 2015 and 2014. For each of the three month periods ended March 31, 2015 and 2014, Loral received payments in cash from Telesat, net of withholding taxes, of $1.2 million for consulting fees. We had no notes receivable from Telesat as of March 31, 2015 and December 31, 2014 related to the Consulting Agreement.

The Telesat Indemnification (as defined in Note 5 above) includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $7 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. In addition, the tax authority in Hong Kong had previously challenged Loral Skynet’s and Telesat’s offshore claim for exempt income for the years 1999 to 2009, issuing assessments which required Loral Skynet to deposit approximately $6.5 million of taxes in 2006 and 2007 in order to retain its right to appeal. During the first quarter of 2014, Loral’s portion of this tax liability in Hong Kong and various other claims under the Telesat Indemnification were settled for approximately $1.1 million resulting in a cash recovery of $5.4 million which was received from Telesat in April 2014. There can be no assurance that there will be no future claims under the Telesat Indemnification related to tax disputes.

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

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral is entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. Under this arrangement, we earned approximately $0.2 million for each of the three month periods ended March 31, 2015 and 2014. We had a receivable from Telesat of $0.2 million and $0.3 million as of March 31, 2015 and December 31, 2014, respectively, related to this arrangement.

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of March 31, 2015 and December 31, 2014 were $6.8 million. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three months ended March 31, 2015 and 2014, and we had a full allowance against these receivables as of March 31, 2015 and 2014. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR and the ViaSat Suit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. Mr. Targoff earned $360,000 in consulting fees for each of the three month periods ended March 31, 2015 and 2014 and reimbursed Loral net expenses of $15,750 and $51,000 for the three months ended March 31, 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 24
Consolidated Operating Results	Page 25
Liquidity and Capital Resources:
Loral	Page 29
Telesat	Page 30
Contractual Obligations	Page 33
Statement of Cash Flows	Page 33
Affiliate Matters	Page 33
Commitments and Contingencies	Page 33
Other Matters	Page 34

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

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco, the world’s fourth largest satellite operator with approximately $3.6 billion of backlog as of March 31, 2015.

At March 31, 2015, Telesat provided satellite services to customers from its fleet of 14 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite and has another satellite, Telstar 12 VANTAGE, under construction.

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

Telesat believes that it is well-positioned to serve its customers and the markets in which it participates. Telesat actively pursues opportunities to develop new satellites, particularly in conjunction with current or prospective customers who will commit to long-term service agreements prior to the time the satellite construction contract is signed. Although Telesat regularly pursues opportunities to develop new satellites, it does not procure additional or replacement satellites until it believes there is a demonstrated need and a sound business plan for such satellite capacity.

Telesat anticipates that the relatively fixed cost nature of the business, combined with increasing demand for satellite services, will produce growth in operating income and cash flow.

For the remainder of 2015, Telesat will remain focused on: increasing utilization on its existing satellites; the construction and launch of Telstar 12 VANTAGE; identifying and pursuing opportunities to expand its satellite fleet; and maintaining cost and operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 49% of Telesat’s revenues received in Canada for the three months ended March 31, 2015, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of March 31, 2015, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of March 31, 2015, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $119 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral agreed to indemnify SS/L from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. On September 5, 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of March 31, 2015 and December 31, 2014, the total principal and accrued interest amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $49.7 million and $55.2 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of March 31, 2015, Loral has paid $23.6 million toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in April 2015 and is obligated to make seven additional equal quarterly payments to ViaSat through January 2017 totaling $19.7 million inclusive of interest at 3.25% per year (see Note 14 to the financial statements).

General

Our principal asset is our majority ownership interest in Telesat. Since discussions with a potential acquiror of Loral concluded in March 2015, in an effort to maximize shareholder value, we have been exploring and are continuing to explore, together with Public Sector Pension Investment Board (“PSP”), our Canadian co-owner of Telesat, other potential strategic initiatives, including a combination of Telesat and Loral into a new public entity, as well as paying a dividend to Telesat shareholders, of which we would use our portion to pay a dividend to Loral stockholders. There can be no assurance as to whether, when or on what terms any of these strategic initiatives or other strategic transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative or transaction involving Telesat or Loral’s interest therein will be achieved.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the three months ended March 31, 2015.

Three Months Ended March 31, 2015 Compared With Three Months Ended March 31, 2014

The following compares our consolidated results for the three months ended March 31, 2015 and 2014 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended March 31,
	2015	2014
	(In thousands)
General and administrative expenses	$1,617	$1,340

General and administrative expenses increased by $0.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily from a $0.2 million increase in pension expense resulting from the settlement of retiree medical liabilities for participants age 65 and older.

Interest and Investment Income

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest and investment income	$90	$291

Interest and investment income for the three months ended March 31, 2015 and 2014 is primarily comprised of interest on the Land Note. The decrease was primarily the result of the $67.3 million principal payment received on March 31, 2014.

Other Expense

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Other expense	$374	$925

Other expense for the three months ended March 31, 2015 and 2014 was related to strategic initiatives.

Income Tax Provision

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income tax provision	$(3,754)	$(10,672)

For the three months ended March 31, our income tax provision is summarized as follows: (i) for 2015, we recorded a current tax provision of $1.2 million and a deferred tax provision of $2.6 million, resulting in a total provision of $3.8 million on a pre-tax loss from continuing operations of $1.9 million and (ii) for 2014, we recorded a current tax provision of $1.3 million and a deferred tax provision of $9.4 million, resulting in a net provision of $10.7 million on a pre-tax loss from continuing operations of $2.0 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax loss for the three months ended March 31, 2015 and 2014 (after adjusting for certain tax items that are discrete to each period). The projected income tax provision for the full year used in the computation of our expected effective annual tax rate includes tax expense on the projected equity in net income of Telesat for the full year, which is included on the condensed consolidated statements of operations below the line for income tax provision, creating a negative expected effective annual tax rate in excess of 100%. As a result, our statements of operations for the three months ended March 31, 2015 and 2014 include a tax provision rather than a tax benefit on the pretax loss.

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

Equity in Net Loss of Affiliates

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Telesat Holdings Inc.	$(74,329)	$(684)
XTAR, LLC	(2,516)	(1,485)
	$(76,845)	$(2,169)

The following is a reconciliation of the changes in our investment in Telesat for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
(In thousands)
Opening Balance, January 1, 2015	$74,329
Equity in net loss of Telesat	(101,636)
Less: Unrecognized loss for the three months ended March 31, 2015	27,610
Proportionate share of Telesat other comprehensive income	5,606
Less: Unrecognized other comprehensive income for the three months ended March 31, 2015	(5,606)
Eliminations of affiliate transactions and related amortization	(303)
Ending balance, March 31, 2015	$—

As of March 31, 2015, our investment in Telesat has been reduced to zero as a result of recording our interest in Telesat’s losses. In following the equity method of accounting, we will not record equity in any net income of Telesat until our share of Telesat’s future net income exceeds the unrecognized loss of $27.6 million. In addition, we will not record our equity of $5.6 million in Telesat’s other comprehensive income until all unrecognized losses have been recorded.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014 follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	228,521	241,196	186,243	220,599
Operating expenses	(42,481)	(44,096)	(34,622)	(40,330)
Depreciation, amortization and stock-based compensation	(61,579)	(63,941)	(50,186)	(58,481)
Loss on disposition of long lived assets	(18)	(65)	(15)	(59)
Operating income	124,443	133,094	101,420	121,729
Interest expense	(43,194)	(51,951)	(35,203)	(47,515)
Foreign exchange losses	(262,867)	(111,249)	(214,234)	(101,749)
Gains on financial instruments	5,955	51,771	4,853	47,350
Other income	990	808	807	739
Income tax provision	(24,002)	(23,124)	(19,561)	(21,149)
Net loss	(198,675)	(651)	(161,918)	(595)
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.2289	1.0934

	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	632,974	578,525	498,955	497,287
Total assets	5,329,916	5,290,592	4,201,416	4,552,613
Current liabilities	251,521	264,029	198,267	227,200
Long-term debt, including current portion	3,865,320	3,605,572	3,046,918	3,102,635
Total liabilities	4,782,673	4,557,625	3,770,040	3,921,887
Shareholders’ equity	547,243	732,967	431,376	630,726
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.2686	1.1621

Telesat’s revenue decreased by $34.4 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, lower short-term services provided to other satellite operators, lower revenue from ground-based services, lower equipment sales and lower consulting revenues. Telesat’s revenue excluding foreign exchange impact would have decreased by $22 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Telesat’s operating income decreased by $20.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to the revenue decrease described above and higher employee benefit expenses, partially offset by the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, a decrease in share-based compensation expense, a decrease in in-orbit insurance expense and lower cost of sales related to equipment sales and consulting activities. Telesat’s operating income excluding foreign exchange impact would have decreased by $17 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

The equity in losses of XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. During the fourth quarter of 2014, we recorded a non-cash impairment charge of $18.7 million related to a decline in fair value of our investment that was determined to be other-than-temporary. We performed an impairment test for our investment in XTAR as of March 31, 2015, using XTAR’s most recent forecast, and concluded that there was no additional impairment to our investment in XTAR.

Loss from Discontinued Operations, net of tax

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three months ended March 31, 2015 and 2014.

Backlog

Telesat’s backlog as of March 31, 2015 and December 31, 2014 was $3.6 billion and $3.9 billion, respectively.

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.8% economic interest in Telesat and a 56% economic interest in XTAR. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting.

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

Cash and Available Credit

At March 31, 2015, Loral had $75.8 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of March 31, 2015 increased by $24.3 million from December 31, 2014 due primarily to a $33.7 million principal payment received from MDA under the Land Note related to the Sale, partially offset by corporate expenses of $4.1 million, including changes in working capital and net of consulting fees and revenue share from Telesat, a $2.8 million payment to ViaSat pursuant to the Settlement Agreement and Dispute Resolution Agreement, tax payments of $1.2 million and funding of $1.0 million of postretirement liabilities. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used In Operating Activities,” and “Net Cash Provided By Investing Activities.”

Loral did not have a credit facility as of March 31, 2015 and December 31, 2014.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. We expect that our major cash outlays for the next 12 months will include quarterly payments under the Dispute Resolution Agreement, payments under employee benefit programs and general corporate expenses net of consulting fees and revenue share from Telesat.

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

Telesat

Cash and Available Credit

As of March 31, 2015, Telesat had CAD 552 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving credit facility.

Cash Flows from Operating Activities

Cash generated from Telesat’s operating activities for the three months ended March 31, 2015 was CAD 78 million, a CAD 2 million decrease from the same period in the prior year. The decrease was primarily due to higher income taxes paid, partially offset by lower interest paid and positive change in working capital.

Cash Flows used in Investing Activities

Cash used in Telesat’s investing activities for the three months ended March 31, 2015 was CAD 26 million. Telesat’s investing activities included $24 million of expenditure on satellite programs for the on-going construction of Telstar 12 VANTAGE and $2 million other property and equipment. Cash used in Telesat’s investing activities for the three months ended March 31, 2014, was CAD 13 million. This consisted of CAD 11 million of cash outflows related to its satellite program for the on-going construction of Telstar 12 VANTAGE, as well as CAD 2 million for other property and equipment.

Cash Flows used in Financing Activities

Cash used in Telesat’s financing activities for the three months ended March 31, 2015 was CAD 20 million. This was primarily the result of mandatory principal payments made on its senior secured credit facilities. Cash used in Telesat’s financing activities for the three months ended March 31, 2014 was CAD 19 million. This was primarily the result of mandatory repayments made on its senior secured credit facilities, as well as satellite performance incentive payments.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of March 31, 2015, cash flow from operating activities and drawings on the available lines of credit under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

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

Debt

Telesat’s debt as of March 31, 2015 and December 31, 2014 was as follows:

			March 31,	December 31,
	Maturity	Currency	2015	2014
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	March 28, 2017	CAD or USD equivalent	—	—
Term Loan A	March 28, 2017	CAD	412,500	425,000
Term Loan B - Canadian facility	March 28, 2019	CAD	137,200	137,550
Term Loan B - U.S. facility	March 28, 2019	USD	2,170,365	1,993,233
6.0% Senior notes	May 15, 2017	USD	1,141,740	1,045,890
			3,861,805	3,601,673
Less: Deferred financing costs, interest rate floors and prepayment options			(52,807)	(55,994)
Total debt under international financial reporting standards			3,808,998	3,545,679
U.S. GAAP adjustments			56,322	59,893
Total debt under U.S. GAAP			3,865,320	3,605,572
Current portion			81,576	73,444
Long-term portion			3,783,744	3,532,128

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

As of March 31, 2015, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its 6.0% senior notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and Bankers Acceptance rates and the applicable margins of Telesat’s senior secured credit facilities and senior notes. Telesat’s interest expense for the year ending December 31, 2015 is expected to be approximately CAD 171 million.

Derivatives

Telesat has used interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

In order to manage its currency risk, Telesat had cross-currency basis swaps to synthetically convert $1.0 billion of the U.S. TLB debt into CAD 1.2 billion of debt. These swaps were entered into in 2007 and matured in October 2014. Telesat has no outstanding cross-currency basis swap contracts as of March 31, 2015.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of the Telstar 12 VANTAGE satellite and other capital expenditures. The outstanding commitments, excluding contingent liabilities relating to deferred satellite performance incentive payments, associated with these contracts were approximately CAD 118 million as of March 31, 2015. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under the revolving credit facility.

Contractual Obligations

There have not been any significant changes to Loral’s contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statement of Cash Flows

Net Cash (Used in) Provided by Operating Activities

Net cash used in operations was $9.4 million for the three months ended March 31, 2015.

Net cash used in operating activities by continuing operations was $6.5 million for the three months ended March 31, 2015, consisting primarily of a $2.7 million cash use attributable to income from continuing operations adjusted for non-cash operating items, a $2.1 million decrease in accrued expenses and other current liabilities and a $1.0 million decrease in pension and other post retirement liabilities.

Net cash used by operating activities from discontinued operations was $2.8 million for the three months ended March 31, 2015 representing the payment to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement.

Net cash provided by operations was $0.4 million for the three months ended March 31, 2014.

Net cash used in operating activities by continuing operations was $3.1 million for the three months ended March 31, 2014, consisting primarily of a $3.1 million loss from continuing operations adjusted for non-cash operating items, a $0.7 million decrease in pension and other post retirement liabilities and a $0.5 million increase in other current assets and other assets, partially offset by a $0.9 million increase in taxes payable (net) and a $0.3 million increase in long-term liabilities.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities from discontinued operations for the three months ended March 31, 2015 was $33.7 million consisting of the receipt of principal under the Land Note.

Net cash provided by investing activities from discontinued operations for the three months ended March 31, 2014 was $67.3 million consisting of the receipt of principal under the Land Note.

Net Cash Provided by (Used in) Financing Activities

No cash was provided by or used in financing activities for the three months ended March 31, 2015 and 2014.

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

Interest

During the first quarter of 2015, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of March 31, 2015 and December 31, 2014.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on Telesat’s U.S. dollar denominated debt financing. As of March 31, 2015, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of March 31, 2015 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables, deferred satellite performance incentive payments and debt financing.

For the three months ended March 31, 2015, approximately 49% of Telesat’s revenues and a substantial portion of its expenses, indebtedness and capital expenditures were denominated in U.S. dollars. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of March 31, 2015, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $119 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2014 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 14 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to that section.

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

Date: May 8, 2015

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

