Form 10-Q
period 2015-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2015-08-07
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission file number 1-14180

Loral Space & Communications Inc.

565 Fifth Avenue

New York, New York 10017

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
Yes ☐ No ☑

As of July 31, 2015, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$69,252	$51,433
Notes receivable	—	33,667
Other current assets	2,246	1,786
Total current assets	71,498	86,886
Investments in affiliates	54,352	104,792
Long-term deferred tax assets	108,732	112,898
Other assets	65	50
Total assets	$234,647	$304,626

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,588	$2,300
Other current liabilities	13,659	13,424
Total current liabilities	15,247	15,724
Pension and other postretirement liabilities	19,203	20,793
Long-term liabilities	87,354	92,469
Total liabilities	121,804	128,986
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized, 21,581,572 and 21,568,706 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,018,203	1,017,520
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(868,220)	(803,378)
Accumulated other comprehensive loss	(27,859)	(29,221)
Total shareholders' equity	112,843	175,640
Total liabilities and shareholders' equity	$234,647	$304,626

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General and administrative expenses	$(2,080)	$(1,336)	$(3,697)	$(2,676)
Operating loss	(2,080)	(1,336)	(3,697)	(2,676)
Interest and investment income	14	110	104	401
Interest expense	(5)	(4)	(8)	(7)
Other expense	(2,710)	(651)	(3,084)	(1,576)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(4,781)	(1,881)	(6,685)	(3,858)
Income tax provision	(2,279)	(9,480)	(6,033)	(20,152)
Loss from continuing operations before equity in net income (loss) of affiliates	(7,060)	(11,361)	(12,718)	(24,010)
Equity in net income (loss) of affiliates	25,087	64,363	(51,758)	62,194
Income (loss) from continuing operations	18,027	53,002	(64,476)	38,184
Loss from discontinued operations, net of tax	(227)	(1)	(366)	(8)
Net income (loss)	17,800	53,001	(64,842)	38,176
Other comprehensive income, net of tax	1,128	286	1,362	1,049
Comprehensive income (loss)	$18,928	$53,287	$(63,480)	$39,225

Net income (loss) per share:

Basic
Income (loss) from continuing operations	$0.58	$1.71	$(2.09)	$1.23
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net income (loss)	$0.57	$1.71	$(2.10)	$1.23

Diluted
Income (loss) from continuing operations	$0.56	$1.67	$(2.09)	$1.19
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net income (loss)	$0.55	$1.67	$(2.10)	$1.19

Weighted average common shares outstanding:
Basic	30,927	30,920	30,923	30,920
Diluted	31,006	31,004	30,923	31,004

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2014	21,569	$216	9,506	$95	$1,015,656	154	$(9,592)	$(777,549)	$(20,916)	$207,910
Net loss								(25,829)
Other comprehensive loss									(8,305)
Comprehensive loss										(34,134)
Adjustment to tax benefit associated with stock-based compensation					1,864					1,864
Balance, December 31, 2014	21,569	216	9,506	95	1,017,520	154	(9,592)	(803,378)	(29,221)	175,640
Net loss								(64,842)
Other comprehensive income									1,362
Comprehensive loss										(63,480)
Settlement of restricted stock units	13	—			—					—
Adjustment to tax benefit associated with stock-based compensation					683					683
Balance, June 30, 2015	21,582	$216	9,506	$95	$1,018,203	154	$(9,592)	$(868,220)	$(27,859)	$112,843

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net (loss) income	$(64,842)	$38,176
Loss from discontinued operations, net of tax	366	8
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash operating items (Note 2)	56,834	(42,587)
Changes in operating assets and liabilities:
Other current assets and other assets	(472)	(430)
Accrued expenses and other current liabilities	(457)	136
Income taxes receivable and payable	(953)	1,137
Pension and other postretirement liabilities	(1,590)	(1,556)
Long-term liabilities	237	(454)
Net cash used in operating activities – continuing operations	(10,877)	(5,570)
Net cash (used in) provided by operating activities – discontinued operations	(5,619)	846
Net cash used in operating activities	(16,496)	(4,724)
Investing activities:
Tax indemnification recovery from affiliate	—	5,438
Capital expenditures	(35)	(4)
Net cash (used in) provided by investing activities – continuing operations	(35)	5,434
Receipt of principal, Land Note - discontinued operations	33,667	67,333
Net cash provided by investing activities	33,632	72,767
Financing activities:
Adjustment to tax benefit associated with stock-based compensation	683	156
Net cash provided by financing activities – continuing operations	683	156
Net cash provided by financing activities – discontinued operations	—	—
Net cash provided by financing activities	683	156
Increase in cash and cash equivalents	17,819	68,199
Cash and cash equivalents — beginning of period	51,433	5,926
Cash and cash equivalents — end of period	$69,252	$74,125

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

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral agreed to indemnify SS/L from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. In September 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of June 30, 2015 and December 31, 2014, the total principal and accrued interest amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $44.1 million and $55.2 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of June 30, 2015, Loral has paid $26.4 million toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in July 2015 and is obligated to make six additional equal quarterly payments to ViaSat through January 2017 totaling $16.9 million inclusive of interest at 3.25% per year (see Note 14).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Significant estimates also included the allowances for doubtful accounts, income taxes, including the valuation of deferred tax assets, the fair value of liabilities indemnified and our pension liabilities.

Cash and Cash Equivalents

As of June 30, 2015, the Company had $69.3 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase and no redemption limitations. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$66,099	$—	$—	$42,432	$—	$—
Note receivable:
Land Note	$—	$—	$—	$—	$—	$33,667
Other current assets:
Indemnification - Sale of SS/L	$—	$—	$428	$—	$—	$428
Liabilities
Long term liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$932	$—	$—	$972

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments. The carrying amount of the Land Note approximated fair value as of December 31, 2014 because the stated interest rate was consistent with current market rates.

The fair value of indemnifications related to the Sale was originally estimated using Monte Carlo simulation based on the potential probability weighted cash flows that would be a guarantor’s responsibility in an arm’s length transaction. The indemnification liability related to the ViaSat Suit has been excluded from the fair value table as a result of the Settlement Agreement and the Allocation Agreement, which provided for fixed payments (see Note 14). The asset resulting from the indemnification of SS/L is for pre-closing taxes and reflects the excess of payments since inception over the estimated liability, which was originally determined using the fair value objective approach. The estimated liability for indemnifications relating to Globalstar do Brasil S.A. (“GdB”), originally determined using expected value analysis, is net of payments since inception. The fair values of indemnification liabilities are not remeasured on a recurring basis. The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of June 30, 2015.

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

Discontinued Operations

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three and six months ended June 30, 2015 and 2014 and in the cash flows for the six months ended June 30, 2015 and 2014.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Non-cash operating items:
Equity in net loss (income) of affiliates	$51,758	$(62,194)
Deferred taxes	4,203	19,380
Depreciation and amortization	20	21
Amortization of prior service credit and actuarial loss	853	206
Net non-cash operating items – continuing operations	$56,834	$(42,587)
Supplemental information:
Interest paid – continuing operations	$306	$7
Interest paid – discontinued operations	$870	$—
Tax payments, net of refunds - continuing operations	$1,526	$(127)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance at January 1, 2014	$(9,171)	$(11,745)	$(20,916)
Other comprehensive loss before reclassification	(5,147)	(3,494)	(8,641)
Amounts reclassified from accumulated other comprehensive loss	336	—	336
Net current-period other comprehensive loss	(4,811)	(3,494)	(8,305)
Balance at December 31, 2014	(13,982)	(15,239)	(29,221)

Other comprehensive income before reclassification	—	827	827
Amounts reclassified from accumulated other comprehensive loss	535	—	535
Net current-period other comprehensive income	535	827	1,362
Balance at June 30, 2015	$(13,447)	$(14,412)	$(27,859)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended June 30,
	2015				2014
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$481	(a)	$(180)	$301	$103	(a)	$(38)	$65
Proportionate share of Telesat Holdco other comprehensive income	1,318		(491)	827	355		(134)	221
Other comprehensive income	$1,799		$(671)	$1,128	$458		$(172)	$286

	Six Months Ended June 30,
	2015				2014
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax (Provision)	Net-of-Tax
	Amount		Provision	Amount	Amount		Benefit	Amount
Amortization of prior service credits and net actuarial loss	$853	(a)	$(318)	$535	$206	(a)	$(77)	$129
Proportionate share of Telesat Holdco other comprehensive income	1,318		(491)	827	1,481		(561)	920
Other comprehensive income	$2,171		$(809)	$1,362	$1,687		$(638)	$1,049

(a)	Reclassifications are included in general and administrative expenses.

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

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	June 30,	December 31,
	2015	2014
Telesat Holdings Inc.	$29,231	$74,329
XTAR, LLC	25,121	30,463
	$54,352	$104,792

Equity in net income (loss) of affiliates consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Telesat Holdings Inc.	$27,913	$66,150	$(46,416)	$65,466
XTAR, LLC	(2,826)	(1,787)	(5,342)	(3,272)
	$25,087	$64,363	$(51,758)	$62,194

Telesat

As of December 31, 2014 and June 30, 2015, we held a 62.8% economic interest and a 32.7% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.7% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

As of March 31, 2015, our share of loss in Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment by $27.6 million. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of March 31, 2015. In addition, for the three months ended March 31, 2015, we did not record our equity of $5.6 million in Telesat’s other comprehensive income. During the three months ended June 30, 2015, we recognized the $27.6 million loss that was previously unrecorded and also recorded our share in the equity of Telesat’s other comprehensive income.

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Under Telesat’s credit agreement and the indenture for Telesat’s 6% senior notes, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the 6% senior note indenture and credit agreement, Telesat is generally permitted to pay consulting fees to Loral in cash. Our general and administrative expenses are net of income related to consulting fees of $1.25 million for each of the three month periods ended June 30, 2015 and 2014 and $2.5 million for each of the six month periods ended June 30, 2015 and 2014. For each of the six month periods ended June 30, 2015 and 2014, Loral received payments in cash from Telesat, net of withholding taxes, of $2.4 million for consulting fees.

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

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statement of Operations Data:
Revenues	$183,133	$205,790	$369,376	$426,389
Operating expenses	(34,264)	(39,245)	(68,886)	(79,575)
Depreciation, amortization and stock-based compensation	(48,642)	(58,277)	(98,828)	(116,758)
Loss on disposition of long lived asset	(6)	(3)	(21)	(62)
Operating income	100,221	108,265	201,641	229,994
Interest expense	(35,068)	(47,501)	(70,271)	(95,016)
Foreign exchange gain (loss)	45,393	92,665	(168,841)	(9,084)
(Loss) gain on financial instruments	(3,657)	(30,979)	1,196	16,371
Other income	568	1,427	1,375	2,166
Income tax provision	(18,518)	(18,007)	(38,079)	(39,156)
Net income (loss)	$88,939	$105,870	$(72,979)	$105,275

	June 30,	December 31,
	2015	2014
Balance Sheet Data:
Current assets	$531,034	$497,287
Total assets	4,265,251	4,552,613
Current liabilities	170,593	227,200
Long-term debt, including current portion	3,038,656	3,102,635
Total liabilities	3,745,551	3,921,887
Shareholders’ equity	519,700	630,726

Telesat had capital expenditures of $50.9 million and $33.5 million for the six months ended June 30, 2015 and 2014, respectively.

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

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. During the fourth quarter of 2014, we recorded a non-cash impairment charge of $18.7 million related to a decline in fair value of our investment that was determined to be other-than-temporary. We performed an impairment test for our investment in XTAR as of June 30, 2015, using XTAR’s most recent forecast, and concluded that there was no additional impairment to our investment in XTAR. Any decline in XTAR’s projected revenues or increase in the discount rate used in estimating the fair value of our investment in XTAR may result in a future impairment charge.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $26 million in 2015, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2022. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through June 30, 2015 were $29.2 million. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 15). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR for the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statement of Operations Data:
Revenues	$6,669	$7,675	$12,697	$15,721
Operating expenses	(8,171)	(8,006)	(16,106)	(15,813)
Depreciation and amortization	(2,189)	(2,314)	(4,492)	(4,629)
Operating loss	(3,691)	(2,645)	(7,901)	(4,721)
Net loss	(4,664)	(3,302)	(9,267)	(6,064)

	June 30,	December 31,
	2015	2014
Balance Sheet Data:
Current assets	$9,054	$4,992
Total assets	50,670	53,508
Current liabilities	36,718	28,585
Total liabilities	65,348	59,342
Members’ equity	(14,678)	(5,834)

Other

As of June 30, 2015 and December 31, 2014, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	June 30,	December 31,
	2015	2014
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$10,387	$10,081
Accrued professional fees	2,183	1,849
Pension and other postretirement liabilities	526	526
Deferred tax liability	416	416
Other	147	552
	$13,659	$13,424

7. Income Taxes

The following summarizes our income tax provision on the loss from continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total current income tax (provision) benefit	$(617)	$496	$(1,830)	$(772)
Total deferred income tax provision	(1,662)	(9,976)	(4,203)	(19,380)
Income tax provision	$(2,279)	$(9,480)	$(6,033)	$(20,152)

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

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax provision (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current (provision) benefit for UTPs	$(544)	$714	$(277)	$395
Deferred benefit (provision) for UTPs	203	(103)	57	(2)
Tax (provision) benefit for UTPs	$(341)	$611	$(220)	$393

As of June 30, 2015, we had unrecognized tax benefits relating to UTPs of $78 million. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L for taxes related to periods prior to the closing of the transaction. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of June 30, 2015, we have accrued approximately $6.8 million and $7.7 million for the payment of potential tax-related interest and penalties, respectively.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Six Months Ended June 30,
	2015	2014
Liabilities for UTPs:
Opening balance — January 1	$77,133	$79,688
Current provision (benefit) for:
Unrecognized tax benefits	—	(902)
Potential additional interest	1,175	1,178
Potential penalty adjustment	—	(425)
Statute expirations	(161)	(246)
Tax settlements	(737)	—
Ending balance	$77,410	$79,293

As of June 30, 2015, if our positions are sustained by the taxing authorities, the Company’s income tax provision from continuing operations would be reduced by approximately $36.0 million. Other than as described above, there were no significant changes to our UTPs during the six months ended June 30, 2015 and 2014, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

8. Long-Term Liabilities

Long-term liabilities consists of (in thousands):

	June 30,	December 31,
	2015	2014
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$8,102	$13,242
Indemnification liabilities - other (see Note 14)	932	972
Deferred tax liability	604	815
Liabilities for uncertain tax positions	77,410	77,133
Other	306	307
	$87,354	$92,469

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of voting common stock reserved and available for issuance under the Stock Incentive Plan is 1,390,880 shares of which 1,315,618 were available for future grant at June 30, 2015. This number of shares of voting common stock available for issuance would be reduced if restricted stock units are settled in voting common stock rather than in cash. In addition, shares of common stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan.

11. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.0%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations — basic	$18,027	$53,002	$(64,476)	$38,184
Less: Adjustment for dilutive effect of Telesat stock options	(761)	(1,299)	—	(1,291)
Income (loss) from continuing operations — diluted	$17,266	$51,703	$(64,476)	$36,893

Telesat stock options are excluded from the calculation of diluted loss per share for the six months ended June 30, 2015 as the effect would be antidilutive.

Basic income per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding	30,927	30,920	30,923	30,920
Unconverted restricted stock units	79	84	—	84
Common shares outstanding for diluted earnings per share	31,006	31,004	30,923	31,004

For the six months ended June 30, 2015, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

Six Months Ended June 30, 2015
Unconverted restricted stock units	80

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost included in general and administrative expenses for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Pension Benefits Three Months Ended June 30,		Other Benefits Three Months Ended June 30,
	2015	2014	2015	2014
Service cost	$197	$41	$1	$—
Interest cost	475	468	15	18
Expected return on plan assets	(516)	(473)	—	—
Recognition due to settlement	—	—	272	—
Amortization of net actuarial loss	193	93	14	7
Amortization of prior service credits	—	—	2	3
Net periodic cost	$349	$129	$304	$28

	Pension Benefits Six Months Ended June 30,		Other Benefits Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$256	$82	$1	$1
Interest cost	948	937	27	35
Expected return on plan assets	(1,054)	(947)	—	—
Recognition due to settlement	—	—	428	—
Amortization of net actuarial loss	398	186	22	15
Amortization of prior service credits	—	—	5	5
Net periodic cost	$548	$258	$483	$56

Effective January 1, 2015, retiree medical coverage for retirees age 65 or over and their dependents was discontinued. In January 2015, the Company made discretionary one-time payments to retirees affected to assist them in purchasing alternate coverage. In August 2015, the Company is making discretionary one-time payments of $0.8 million to other participants to settle the remaining liability for retiree medical coverage applicable to benefits at age 65 and later. The effect on postretirement benefit expense for the three and six months ended June 30, 2015 of the one-time payments to participants is included in the table above as recognition due to settlement.

13.  Financial Instruments, Derivative Instruments and Hedging

Financial Instruments

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Land Note, prior to its repayment in full on March 31, 2015, approximated fair value because the stated interest rate was consistent with current market rates.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Derivatives and Hedging Transactions

There were no derivative instruments as of June 30, 2015 and December 31, 2014.

14. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our condensed consolidated balance sheets include an indemnification receivable of $0.4 million as of June 30, 2015 and December 31, 2014. This receivable represents payments to date net of the estimated fair value of the liability for our indemnification for pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $0.9 million and $1.0 million as of June 30, 2015 and December 31, 2014, respectively, for indemnification liabilities relating to the sale of GdB.

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

The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of June 30, 2015 and December 31, 2014, the total principal and interest accrued amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $44.1 million and $55.2 million, respectively.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2015, Loral has paid $26.4 million toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in July 2015 and is obligated to make six additional equal quarterly payments to ViaSat through January 2017 totaling $16.9 million inclusive of interest at 3.25% per year. Our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 include indemnification liabilities related to ViaSat Settlement Agreement of $18.5 million and $23.3 million, respectively. Because the payment obligations to ViaSat are joint and several, if MDA and SS/L were to default on all or part of their payment obligations to ViaSat, Loral would be obligated to pay ViaSat any amounts not paid by MDA and SS/L.

Other Litigation

We are not currently subject to any legal proceedings that, if decided adversely, could have a material adverse effect on our financial position or results of operations. In the future, however, we may become subject to legal proceedings and claims, either asserted or unasserted, that may arise in the ordinary course of business or otherwise.

15. Related Party Transactions

MHR Fund Management LLC

Mark H. Rachesky, President of MHR Fund Management LLC (“MHR”), and Janet T. Yeung, a principal and the General Counsel of MHR, are members of Loral’s board of directors. Hal Goldstein, a former managing principal of MHR, was a member of the Loral Board until May 2015.

Various funds affiliated with MHR and Dr. Rachesky held, as of June 30, 2015 and December 31, 2014, approximately 38.0% of the outstanding voting common stock and 57.1% of the combined outstanding voting and non-voting common stock of Loral.

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

In addition, the Shareholders Agreement provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat Holdco (a “Telesat IPO”). In connection with our exploration of strategic initiatives to alter the status quo in our ownership of Telesat Holdco, in July 2015, we exercised our rights under the Shareholders Agreement to require Telesat Holdco to conduct a Telesat IPO. Specifically, we requested that Telesat Holdco issue not more than 25 million newly issued shares of Telesat Holdco voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat Holdco’s Articles of Incorporation, both of which we believe are necessary to accommodate the public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat Holdco shares to voting shares would be eliminated. Termination of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after the Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat Holdco. There can be no assurance as to whether, when or on what terms the Telesat IPO, termination of the Shareholders Agreement or any requested changes to Telesat Holdco’s Articles of Incorporation may occur. If the Telesat IPO proceeds in a manner contrary to our requests or if the price or other terms of a Telesat IPO are not acceptable to us, we may determine to withdraw our demand for a Telesat IPO. There can be no assurance that any strategic initiatives or transaction involving Telesat, Telesat Holdco or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative or transaction involving Telesat, Telesat Holdco or Loral’s interest therein will be achieved.

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three month periods ended June 30, 2015 and 2014 and $2.5 million for each of the six month periods ended June 30, 2015 and 2014. For each of the six month periods ended June 30, 2015 and 2014, Loral received payments in cash from Telesat, net of withholding taxes, of $2.4 million for consulting fees. We had no notes receivable from Telesat as of June 30, 2015 and December 31, 2014 related to the Consulting Agreement.

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

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral is entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. Under this arrangement, we earned approximately $0.2 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. We had a receivable from Telesat of $0.2 million and $0.3 million as of June 30, 2015 and December 31, 2014, respectively, related to this arrangement.

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of June 30, 2015 and December 31, 2014 were $6.8 million. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the six months ended June 30, 2015 and 2014, and we had a full allowance against these receivables as of June 30, 2015 and December 31, 2014. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR and the ViaSat Suit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. During the three and six months ended June 30, 2015, Mr. Targoff earned $360,000 and $720,000, respectively, and reimbursed Loral net expenses of $15,750 and $31,500, respectively, and during the three and six months ended June 30, 2014, he earned $360,000 and $720,000, respectively, and reimbursed Loral net expenses of $51,000 and $102,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 26
Consolidated Operating Results	Page 28
Liquidity and Capital Resources:
Loral	Page 34
Telesat	Page 35
Contractual Obligations	Page 38
Statement of Cash Flows	Page 38
Affiliate Matters	Page 39
Commitments and Contingencies	Page 39
Other Matters	Page 39

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

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco, the world’s fourth largest satellite operator with approximately $3.7 billion of backlog as of June 30, 2015.

At June 30, 2015, Telesat provided satellite services to customers from its fleet of 14 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite and has another satellite, Telstar 12 VANTAGE, under construction.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. Approximately 50% of Telesat’s revenues received in Canada for the six months ended June 30, 2015, a substantial portion of its expenses and a substantial portion of its indebtedness and capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of June 30, 2015, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of June 30, 2015, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $120 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc. (“SS/L”)), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral agreed to indemnify SS/L from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. On September 5, 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of June 30, 2015 and December 31, 2014, the total principal and accrued interest amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $44.1 million and $55.2 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of June 30, 2015, Loral has paid $26.4 million toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in July 2015 and is obligated to make six additional equal quarterly payments to ViaSat through January 2017 totaling $16.9 million inclusive of interest at 3.25% per year (see Note 14 to the financial statements).

General

Our principal asset is our majority ownership interest in Telesat Holdco. In an effort to maximize shareholder value, we have been exploring potential strategic initiatives for Telesat and Telesat Holdco. Together with Public Sector Pension Investment Board (“PSP”), our Canadian co-owner of Telesat Holdco, we had been exploring a combination of Telesat Holdco and Loral into a new public entity, which transaction would have included the payment of a cash distribution to Telesat Holdco shareholders, of which we would have used our portion to make a distribution to Loral stockholders. PSP has informed us, however, that it currently does not wish to proceed with a combination transaction. Nevertheless, we and PSP are continuing to explore a cash distribution to Telesat Holdco shareholders. In addition, we believe it is in the best interests of Loral and its stockholders to continue to explore other strategic initiatives to alter the status quo in our ownership of Telesat Holdco. Therefore, in July 2015, we exercised our rights under the Telesat Holdco Shareholders Agreement (the “Shareholders Agreement”) to require Telesat Holdco to conduct an initial public offering (a “Telesat IPO”). Specifically, we requested that Telesat Holdco issue not more than 25 million newly issued shares of Telesat Holdco voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat Holdco’s Articles of Incorporation, both of which we believe are necessary to accommodate the public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat Holdco shares to voting shares would be eliminated. Termination of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after the Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat Holdco. There can be no assurance as to whether, when or on what terms the Telesat IPO, termination of the Shareholders Agreement or any requested changes to Telesat Holdco’s Articles of Incorporation may occur. If the Telesat IPO proceeds in a manner contrary to our requests or if the price or other terms of a Telesat IPO are not acceptable to us, we may determine to withdraw our demand for a Telesat IPO. There can be no assurance that any strategic initiatives or transaction involving Telesat, Telesat Holdco or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative or transaction involving Telesat, Telesat Holdco or Loral’s interest therein will be achieved.

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

 In connection with the acquisition of our ownership interest in Telesat in 2007, Loral has agreed that, subject to certain exceptions described in the Shareholders Agreement, for so long as Loral has an interest in Telesat, it will not compete in the business of leasing, selling or otherwise furnishing fixed satellite service, broadcast satellite service or audio and video broadcast direct to home service using transponder capacity in the C-band, Ku-band and Ka-band (including in each case extended band) frequencies and the business of providing end-to-end data solutions on networks comprised of earth terminals, space segment, and, where appropriate, networking hubs.

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 2 to the financial statements.

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2015.

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

General and Administrative Expenses

	Three Months Ended June 30,
	2015	2014
	(In thousands)
General and administrative expenses	$2,080	$1,336

General and administrative expenses increased by $0.7 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily from a $0.5 million increase in postretirement benefit expense resulting from the settlement of certain retiree medical liabilities and a higher pension insurance premium charged by the Pension Benefit Guaranty Corporation (“PBGC”).

Interest and Investment Income

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Interest and investment income	$14	$110

Interest and investment income decreased by $0.1 million for the three months ended June 30, 2015 primarily as a result of the $33.7 million principal payment received on March 31, 2015 related to the Land Note.

Other Expense

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Other expense	$2,710	$651

Other expense for the three months ended June 30, 2015 and 2014 was related to strategic initiatives (see Overview – General, above).

Income Tax Provision

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Income tax provision	$2,279	$9,480

For the three months ended June 30, our income tax provision is summarized as follows: (i) for 2015, we recorded a current tax provision of $0.6 million and a deferred tax provision of $1.7 million, resulting in a total provision of $2.3 million on a pre-tax loss from continuing operations of $4.8 million and (ii) for 2014, we recorded a current tax benefit of $0.5 million and a deferred tax provision of $10.0 million, resulting in a total provision of $9.5 million on a pre-tax loss from continuing operations of $1.9 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax loss for the six months ended June 30, 2015 and 2014 (after adjusting for certain tax items that are discrete to each period). This amount is then reduced by the tax provision recorded for the three months ended March 31, 2015 and 2014. The projected income tax provision for the full year used in the computation of our expected effective annual tax rate includes tax expense on the projected equity in net income of Telesat for the full year, which is included on the condensed consolidated statements of operations below the line for income tax provision, creating a negative expected effective annual tax rate. As a result, our statements of operations for the three months ended June 30, 2015 and 2014 include a tax provision rather than a tax benefit on the pretax loss.

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

Equity in Net Income (Loss) of Affiliates

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Telesat Holdings Inc.	$27,913	$66,150
XTAR, LLC	(2,826)	(1,787)
	$25,087	$64,363

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended June 30, 2015 and 2014 follows (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	227,103	225,395	183,133	205,790
Operating expenses	(42,490)	(42,982)	(34,264)	(39,245)
Depreciation, amortization and stock-based compensation	(60,325)	(63,824)	(48,642)	(58,277)
Loss on disposition of long lived assets	(8)	(3)	(6)	(3)
Operating income	124,280	118,586	100,221	108,265
Interest expense	(43,485)	(52,023)	(35,068)	(47,501)
Foreign exchange gain	54,602	101,308	45,393	92,665
Loss on financial instruments	(4,480)	(33,857)	(3,657)	(30,979)
Other income	707	1,562	568	1,427
Income tax provision	(22,969)	(19,724)	(18,518)	(18,007)
Net income	108,655	115,852	88,939	105,870
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.2406	1.0953

Telesat’s revenue decreased by $22.7 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, lower short-term services provided to other satellite operators, lower revenue from international satellite services and lower equipment sales. Telesat’s revenue excluding foreign exchange impact would have decreased by $11 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Telesat’s operating income decreased by $8.0 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to the revenue decrease described above, partially offset by the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, a decrease in depreciation expense due to the end of useful life, for accounting purposes, of the Nimiq 2 satellite in February 2015, a decrease in amortization of intangible assets, a decrease in share-based compensation expense and lower cost of sales related to lower equipment sales. Telesat’s operating income excluding foreign exchange impact would have decreased by $5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

The equity in losses of XTAR, LLC (“XTAR”), our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

Loss from Discontinued Operations, net of tax

Adjustments to amounts previously reported in discontinued operations that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three months ended June 30, 2015 and 2014.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

The following compares our consolidated results for the six months ended June 30, 2015 and 2014 as presented in our financial statements:

General and Administrative Expenses

	Six Months Ended June 30,
	2015	2014
	(In thousands)
General and administrative expenses	$3,697	$2,676

General and administrative expenses increased by $1.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily from a $0.7 million increase in postretirement benefit expense resulting from the settlement of certain retiree medical liabilities, a higher pension insurance premium charged by the PBGC and amortization of actuarial losses incurred in 2014.

Interest and Investment Income

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Interest and investment income	$104	$401

Interest and investment income for the six months ended June 30, 2015 and 2014 is primarily comprised of interest on the Land Note. The decrease was primarily the result of the $33.7 million and $67.3 million principal payment received on March 31, 2015 and March 31, 2014, respectively.

Other Expense

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Other expense	$3,084	$1,576

Other expense for the six months ended June 30, 2015 and 2014 was related to strategic initiatives (see Overview – General, above).

Income Tax Provision

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Income tax provision	$6,033	$20,152

For the six months ended June 30, our income tax provision is summarized as follows: (i) for 2015 we recorded a current tax provision of $1.8 million and a deferred tax provision of $4.2 million, resulting in a total provision of $6.0 million on a pre-tax loss from continuing operations of $6.7 million and (ii) for 2014, we recorded a current tax provision of $0.8 million and a deferred tax provision of $19.4 million, resulting in a total provision of $20.2 million on a pre-tax loss from continuing operations of $3.9 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax loss for the six months ended June 30, 2015 and 2014 (after adjusting for certain tax items that are discrete to each period). The projected income tax provision for the full year used in the computation of our expected effective annual tax rate includes tax expense on the projected equity in net income of Telesat for the full year, which is included on the condensed consolidated statements of operations below the line for income tax provision, creating a negative expected effective annual tax rate. As a result, our statements of operations for the six months ended June 30, 2015 and 2014 include a tax provision rather than a tax benefit on the pretax loss.

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

Equity in Net (Loss) Income of Affiliates

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Telesat Holdings Inc.	$(46,416)	$65,466
XTAR, LLC	(5,342)	(3,272)
	$(51,758)	$62,194

The following is a reconciliation of the changes in our investment in Telesat for the six months ended June 30, 2015:

Six Months Ended June 30, 2015
(In thousands)
Opening Balance, January 1, 2015	$74,329
Equity in net loss of Telesat	(45,809)
Proportionate share of Telesat other comprehensive income	1,318
Eliminations of affiliate transactions and related amortization	(607)
Ending balance, June 30, 2015	$29,231

As of March 31, 2015, our share of loss in Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment by $27.6 million. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of March 31, 2015. In addition, for the three months ended March 31, 2015, we did not record our equity of $5.6 million in Telesat’s other comprehensive income. During the three months ended June 30, 2015, we recognized the $27.6 million loss and also recorded our share in the equity of Telesat’s other comprehensive income.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014 follows (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	455,624	466,591	369,376	426,389
Operating expenses	(84,971)	(87,078)	(68,886)	(79,575)
Depreciation, amortization and stock-based compensation	(121,904)	(127,765)	(98,828)	(116,758)
Loss on disposition of long lived assets	(26)	(68)	(21)	(62)
Operating income	248,723	251,680	201,641	229,994
Interest expense	(86,679)	(103,974)	(70,271)	(95,016)
Foreign exchange losses	(208,265)	(9,941)	(168,841)	(9,084)
Gains on financial instruments	1,475	17,914	1,196	16,371
Other income	1,697	2,370	1,375	2,166
Income tax provision	(46,971)	(42,848)	(38,079)	(39,156)
Net loss	(90,020)	115,201	(72,979)	105,275
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.2348	1.0946

	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	663,474	578,525	531,034	497,287
Total assets	5,329,004	5,290,592	4,265,251	4,552,613
Current liabilities	213,139	264,029	170,593	227,200
Long-term debt, including current portion	3,796,496	3,605,572	3,038,656	3,102,635
Total liabilities	4,679,691	4,557,625	3,745,551	3,921,887
Shareholders’ equity	649,313	732,967	519,700	630,726
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.2494	1.1621

Telesat’s revenue decreased by $57.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, lower short-term services provided to other satellite operators and lower equipment sales. Telesat’s revenue excluding foreign exchange impact would have decreased by $33 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Telesat’s operating income decreased by $28.4 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to the revenue decrease described above, partially offset by the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, a decrease in depreciation expense due to the end of useful life, for accounting purposes, of the Nimiq 2 satellite in February 2015, a decrease in amortization of intangible assets, a decrease in share-based compensation expense, a decrease in in-orbit insurance expense and lower cost of sales related to lower equipment sales. Telesat’s operating income excluding foreign exchange impact would have decreased by $22 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

The equity in losses of XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

We regularly evaluate our investment in XTAR to determine whether there has been a decline in fair value that is other-than-temporary. During the fourth quarter of 2014, we recorded a non-cash impairment charge of $18.7 million related to a decline in fair value of our investment that was determined to be other-than-temporary. We performed an impairment test for our investment in XTAR as of June 30, 2015, using XTAR’s most recent forecast, and concluded that there was no additional impairment to our investment in XTAR. Any decline in XTAR’s projected revenues or increase in the discount rate used in estimating the fair value of our investment in XTAR may result in a future impairment charge.

Loss from Discontinued Operations, net of tax

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations for the six months ended June 30, 2015 and 2014.

Backlog

Telesat’s backlog as of June 30, 2015 and December 31, 2014 was $3.7 billion and $3.9 billion, respectively.

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.8% economic interest in Telesat and a 56% economic interest in XTAR. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting.

Loral has no debt. Telesat has third party debt with financial institutions. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments of $5 million per year on the Spainsat satellite. Loral has not provided a guarantee for the debt of Telesat or XTAR.

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

Cash and Available Credit

At June 30, 2015, Loral had $69.3 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of June 30, 2015 increased by $17.8 million from December 31, 2014 due primarily to a $33.7 million principal payment received from MDA under the Land Note related to the Sale, partially offset by $4.1 million of corporate expenses, including changes in working capital and net of consulting fees and revenue share from Telesat, $5.6 million in payments to ViaSat pursuant to the Settlement Agreement and Dispute Resolution Agreement, payments of $2.6 million related to strategic initiatives, tax payments of $1.5 million and funding of $1.8 million of postretirement liabilities. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used In Operating Activities,” “Net Cash Provided By Investing Activities” and “Net Cash Provided By Financing Activities.”

Loral did not have a credit facility as of June 30, 2015 and December 31, 2014.

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

Risks to Cash Flow

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Although the ViaSat Suit has been settled and our indemnification liability with respect thereto was determined in December 2014, the payment obligations to ViaSat are joint and several. If MDA and SS/L were to default on all or part of their payment obligations to ViaSat, Loral would be obligated to pay ViaSat any amounts not paid by MDA and SS/L. We also remain obligated to indemnify MDA for pre-closing taxes. The amounts of certain indemnification claims relating to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

Telesat

Cash and Available Credit

As of June 30, 2015, Telesat had CAD 588 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving credit facility.

Cash Flows from Operating Activities

Cash generated from Telesat’s operating activities for the six months ended June 30, 2015 was CAD 176 million, a CAD 3 million decrease from the same period in the prior year. The decrease was primarily due to higher income taxes paid, partially offset by lower interest paid and positive change in working capital.

Cash Flows used in Investing Activities

Cash used in Telesat’s investing activities for the six months ended June 30, 2015 was CAD 63 million. Telesat’s investing activities included CAD 59 million of expenditures on satellite programs for the on-going construction of Telstar 12 VANTAGE and CAD 4 million for other property and equipment.

Cash Flows used in Financing Activities

Cash used in Telesat’s financing activities for the six months ended June 30, 2015 was CAD 40 million. This was primarily the result of mandatory principal payments made on its senior secured credit facilities.

In addition, CAD 17 million of cash was generated by exchange rate changes. See Consolidated Operating Results – Six Months Ended June 30, 2015 and 2014 – Equity in Net (Loss) Income of Affiliates for exchange rates.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of June 30, 2015, cash flow from operating activities and drawings on the available lines of credit under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

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

Debt

Telesat’s debt as of June 30, 2015 and December 31, 2014 was as follows:

			June 30,	December 31,
	Maturity	Currency	2015	2014
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	March 28, 2017	CAD or USD equivalent	—	—
Term Loan A	March 28, 2017	CAD	400,000	425,000
Term Loan B - Canadian facility	March 28, 2019	CAD	136,850	137,550
Term Loan B - U.S. facility	March 28, 2019	USD	2,132,064	1,993,233
6.0% Senior notes	May 15, 2017	USD	1,124,460	1,045,890
			3,793,374	3,601,673
Less: Deferred financing costs, interest rate floors and prepayment options			(49,562)	(55,994)
Total debt under international financial reporting standards			3,743,812	3,545,679
U.S. GAAP adjustments			52,684	59,893
Total debt under U.S. GAAP			3,796,496	3,605,572
Current portion			87,514	73,444
Long-term portion			3,708,982	3,532,128

Senior Secured Credit Facilities

The obligations under the credit agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest in the assets of Telesat and certain of its other subsidiaries (the “Guarantors”). The credit agreement contains covenants that restrict the ability of Telesat and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sale-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The credit agreement also requires Telesat and the Guarantors to comply with a maximum senior secured leverage ratio and contains customary events of default and affirmative covenants, including an excess cash sweep that may require Telesat to repay a portion of the outstanding principal under its senior secured credit facilities prior to the stated maturity.

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

As of June 30, 2015, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its 6.0% senior notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and Bankers Acceptance rates and the applicable margins of Telesat’s senior secured credit facilities and senior notes. Telesat’s interest expense for the year ending December 31, 2015 is expected to be approximately CAD 169 million.

Derivatives

Telesat uses, as required, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

In order to manage its currency risk, Telesat had cross-currency basis swaps to synthetically convert $1.0 billion of the U.S. dollar denominated debt into CAD 1.2 billion of debt. These swaps were entered into in 2007 and matured in October 2014. Telesat has no outstanding cross-currency basis swap contracts as of June 30, 2015.

As of June 30, 2015, Telesat had one interest rate swap to fix interest on CAD 250 million of Canadian dollar denominated debt at a fixed rate of 1.62% (excluding applicable margins) and one interest rate swap to fix interest on CAD 300 million of U.S. dollar denominated debt at a fixed rate of 1.46% (excluding applicable margins). These contracts mature between June 30, 2016 and September 30, 2016. Telesat had one interest rate swap to fix CAD 300 million of Canadian dollar denominated debt which matured on June 30, 2015.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of the Telstar 12 VANTAGE satellite and other capital expenditures. The outstanding commitments, excluding contingent liabilities relating to deferred satellite performance incentive payments, associated with these contracts were approximately CAD 97 million as of June 30, 2015. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under the revolving credit facility.

Contractual Obligations

There have not been any significant changes to Loral’s contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statement of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operations was $16.5 million for the six months ended June 30, 2015.

Net cash used in operating activities by continuing operations was $10.9 million for the six months ended June 30, 2015, consisting primarily of a $7.6 million cash use attributable to loss from continuing operations adjusted for non-cash operating items, a $1.6 million decrease in pension and other postretirement liabilities, a $1.0 million decrease in income taxes payable, a $0.5 million decrease in accrued expenses and other current liabilities and a $0.5 million increase in other current assets and other assets.

Net cash used by operating activities from discontinued operations was $5.6 million for the six months ended June 30, 2015 representing the payments to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement.

Net cash used in operations was $4.7 million for the six months ended June 30, 2014.

Net cash used in operating activities by continuing operations was $5.6 million for the six months ended June 30, 2014, consisting primarily of a $4.4 million cash use attributable to income from continuing operations adjusted for non-cash operating items, a $1.6 million decrease in pension and other postretirement liabilities, a $0.4 million increase in other current assets and other assets and a $0.5 million decrease in long term liabilities, partially offset by a $1.1 million increase in taxes payable (net).

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2015 was $33.6 million.

Net cash provided by investing activities from discontinued operations for the six months ended June 30, 2015 was $33.7 million consisting of the receipt of principal under the Land Note.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.7 million and 0.2 million for the six months ended June 30, 2015 and 2014, respectively, consisting of adjustments to tax benefits associated with stock-based compensation.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Note 5 to our financial statements for further information on affiliate matters).

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

Interest

During 2015, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of June 30, 2015 and December 31, 2014.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on Telesat’s U.S. dollar denominated debt financing and cash and short-term investments. As of June 30, 2015, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

For the six months ended June 30, 2015, approximately 50% of Telesat’s revenues and a substantial portion of its expenses, indebtedness and capital expenditures were denominated in U.S. dollars. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of June 30, 2015, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $120 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Interest Rate Risk

Telesat is exposed to interest rate risk on its cash and cash equivalents and its indebtedness, a portion of which includes a variable interest rate. Changes in the interest rates could impact the amount of interest that Telesat is required to pay.

Derivative Financial Instruments

Telesat uses derivative instruments to manage its exposure to foreign currency and interest rate risk. Telesat’s policy is that it does not use derivative instruments for speculative purposes.

Telesat uses the following instruments, as required:

•	forward currency contracts to hedge foreign currency risk on anticipated transactions, mainly related to the construction of satellites and interest payments;

•	cross-currency basis swaps to hedge the foreign currency risk on a portion of its U.S. dollar denominated debt; and

•	interest rate swaps to hedge the interest rate risk related to indebtedness, a portion of which includes a variable interest rate.

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2014 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 14 (Commitments and Contingencies) and Note 15 (Related Party Transactions – Transactions with Affiliates – Telesat) of the financial statements contained in this report, and the reader is specifically directed to that section.

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

Date: August 7, 2015

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

