Form 10-K
period 2015-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2016-02-29
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14180

LORAL SPACE & COMMUNICATIONS INC.

(Exact name of registrant specified in the charter)

Jurisdiction of incorporation: Delaware

IRS identification number: 87-0748324

565 Fifth Avenue

New York, New York 10017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

At February 16, 2016, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

As of June 30, 2015, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $828,380,884

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

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

At December 31, 2015, Telesat provided satellite services to customers from its fleet of 15 in-orbit satellites, including Telstar 12 VANTAGE which was successfully launched in the fourth quarter of 2015. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite and has two additional satellites under construction. Telesat also manages the operations of additional satellites for third parties.

Telesat provides video distribution and direct-to-home (“DTH”) video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.

Telesat Services

Telesat earns the majority of its revenues by providing satellite-based services to customers, who use these services for their own communications requirements or to provide services to customers further down the distribution chain for video and data services. Telesat also earns revenue by providing ground-based transmit and receive services, selling equipment, installing, managing and maintaining satellite networks, and providing consulting services in the field of satellite communications. Telesat categorizes its revenues into: Broadcast, Enterprise, and Consulting and Other.

Broadcast

Telesat’s broadcast services business provided approximately 52% of its revenue for the year ended December 31, 2015. These services include:

DTH. Both Canadian DTH service providers (Bell TV and Shaw Direct) use Telesat’s satellites as a distribution platform for their services, delivering television programming, audio and information channels directly to customers’ homes. In addition, Telesat’s satellites are used by EchoStar/DISH Network for DTH services in the United States.

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

Enterprise

Telesat’s enterprise services provided approximately 45% of its revenue for the year ended December 31, 2015. These services include:

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

Consulting and Other

Telesat’s consulting and other category provided approximately 3% of its revenues for the year ended December 31, 2015. Telesat’s consulting operations allow it to realize operating efficiencies by leveraging Telesat’s existing employees and the facility base dedicated to its core satellite communication business. With over 45 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide, having provided services to businesses and governments in over 42 countries across six continents. In 2015, Telesat’s international consulting business provided satellite-related services in approximately 15 countries.

Competitive Strengths

Telesat’s business is characterized by the following key competitive strengths:

Leading Global FSS Operator

Telesat is the fourth largest FSS operator in the world and the largest in Canada. It has a leading position as a provider of satellite services in the North American video distribution market. Telesat provides services to both of the major DTH providers in Canada, Bell TV and Shaw Direct, which together have approximately 2.4 million subscribers, as well as to EchoStar (DISH Network) in the United States, which has approximately 13.9 million subscribers. Its international satellites are well positioned to serve a number of growing markets and serve a range of important customers in those markets. Telstar 11N provides service to American, European and African regions and aeronautical and maritime markets of the Atlantic Ocean Region. Telesat’s recently launched Telstar 12 VANTAGE satellite provides a high level of flexibility with coverage of Europe, the Americas, the Middle East and Africa, as well as the Caribbean, North Sea, Mediterranean and South Atlantic regions. Telstar 14R/Estrela do Sul 2 offers high powered coverage of the Americas, the Gulf of Mexico, the Caribbean and the North Atlantic Ocean Region. Telstar 18 delivers video distribution and contribution throughout Asia and offers connectivity to the U.S. mainland via Hawaiian teleport facilities. Telesat’s current enterprise services customers include leading telecommunications service providers as well as a range of network service providers and integrators, which provide services to enterprises, governments and international agencies and multiple ISPs.

Blue Chip Customer Base

Telesat offers its broad suite of satellite services to more than 400 customers worldwide, which include some of the world’s leading television broadcasters, cable programmers, DTH service providers, ISPs, telecommunications carriers, corporations and government agencies. Over 45 years of operation, Telesat has established long-term, collaborative relationships with its customers and has developed a reputation for creating innovative solutions and providing services essential for its customers to reach their end users. Telesat’s customers represent some of the strongest and most financially stable companies in their respective industries. These customers have historically committed to long-term contracts for Telesat’s services, which enhances the predictability of its future revenues and cash flows and supports its future growth.

Large Contracted Backlog and Young Satellite Fleet Underpin Anticipated Growth and High Revenue Visibility

Historically, Telesat has been able to generate strong cash flows from its operating activities due to the high operating margins in the satellite industry and its disciplined control of expenses. The stability of Telesat’s cash flows is underpinned by its large revenue backlog. Telesat has been able to generate significant backlog by entering into long-term contracts with its customers, in some cases for all or substantially all of a satellite’s orbital maneuver life. In addition to this backlog, Telesat has historically experienced a high proportion of contract renewals. Together, these two factors have produced ongoing, stable cash flows.

Many of Telesat’s satellites are relatively new and will not need to be replaced for a significant period of time which defers replacement capital expenditures.

Portfolio of Orbital Real Estate

Telesat’s satellites occupy highly attractive orbital locations that provide it with a leading position in many of the markets in which it operates due to the scarcity of available satellite spectrum and the strong neighborhoods Telesat has developed at these locations. Access to these orbital locations, coupled with the high capital intensity of the satellite industry, creates high barriers to entry in those markets. Telesat is licensed by the Department of Innovation, Science and Economic Development Canada (“DISED”) (formerly Industry Canada) to occupy a number of key orbital positions that are well-suited to serve the Americas and maintain its leading position in North America. Telesat’s international satellites also occupy highly desirable orbital locations that enable broad pan-regional service with interconnectivity between regions, making them attractive for both intra- and inter-regional services. Telesat has rights to additional spectrum, including Ka-band and reverse DBS band at certain existing orbital locations, as well as a global low-earth-orbital constellation in Ka-band.

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

Moreover, as the operator of a fleet of 15 satellites plus multiple other satellites for third parties, Telesat has attained meaningful scale to allow it to leverage its relatively fixed cost base to achieve substantial operating margins.

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

Telstar 12 VANTAGE, a powerful, multi-mission satellite launched in November 2015, replaces and expands on the services Telesat provides on its Telstar 12 satellite at 15 degrees West. This new state-of-the-art satellite utilizes high throughput capabilities that offer superior performance to meet the growing needs of broadcast, government and enterprise users, including demand for aeronautical and maritime services. The satellite offers a high level of flexibility with coverage of Europe, the Americas, the Middle East and Africa, as well as the Caribbean, North Sea, Mediterranean and South Atlantic regions.

Telstar 18 VANTAGE, a powerful, state-of-the-art, multi-mission satellite currently under construction, will replace Telstar 18 at 138 degrees East. This new satellite will bring replacement and expansion capacity to this orbital location utilizing high throughput and broad beam capacity. The satellite will offer a high degree of flexibility with coverage of China, Mongolia, Indochina, Indonesia, Australia, New Zealand and the Pacific Ocean.

Telstar 19 VANTAGE, a powerful, multi-mission, high throughput satellite currently under construction, will bring additional capacity to the 63 degree West orbital location where Telesat operates its Telstar 14R/Estrela do Sul satellite. The satellite will offer a high degree of flexibility with coverage of Brazil, the Andean Region, the Caribbean, the North Atlantic Ocean and Northern Canada.

The satellite industry is characterized by a relatively fixed cost base that allows significant revenue growth with relatively minimal increases in operating costs, particularly for sales of satellite capacity. Thus, Telesat anticipates that over time it can increase its revenues without proportional increases in its operating expenses, allowing for expansion of its margins. Telesat expects to continually review all aspects of its business to contain operating costs and to maintain and potentially improve operating efficiency. To further enhance liquidity, Telesat has a $140 million revolving credit facility that can be used for general corporate purposes including working capital and capital expenditures of which no amount was outstanding at December 31, 2015.

Market and Competition

Telesat is a leading global FSS operator in a highly competitive industry, and Telesat competes against other global, regional and national satellite operators and with providers of terrestrial-based communications services.

Fixed Satellite Operators

Other global satellite operators are Intelsat S.A. (‘‘Intelsat’’), SES S.A. (‘‘SES’’), Eutelsat S.A. (“Eutelsat”), Inmarsat and O3b. Telesat also competes with a number of nationally or regionally focused FSS operators around the world.

Intelsat, SES and Eutelsat are each substantially larger than Telesat in terms of both the number of satellites they have in-orbit as well as their revenues. Telesat believes that Intelsat and its subsidiaries and SES and its subsidiaries each have global fleets of over 50 satellites, and that Eutelsat and its subsidiaries have a fleet of almost 40 satellites. Due to their larger sizes, these operators may be able to take advantage of greater economies of scale, may be more attractive to customers, and may (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure. In addition, their larger sizes may enable them to devote more resources, both human and financial, to sales, operations, product development and strategic alliances and acquisitions.

Regional and domestic providers: Telesat also competes against regional FSS operators, including:

•	in North America: Ciel, ViaSat/WildBlue, HNS/EchoStar and Hispasat;

•	in Europe, Middle East, Africa: Arabsat, Nilesat, Hellas Sat, RSCC, Yahsat, Turksat and Spacecom;

•	in Asia: AsiaSat, Measat, Thaicom, APT, PT Telkom, Optus and Asia Broadcast Satellite; and

•	in Latin America: Star One, Arsat and Hispamar.

A number of other countries have domestic satellite systems against which Telesat competes in those markets.

The Canadian government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization commitments to liberalize trade in basic telecommunications services. As of January 2016, approximately 93 non-Canadian FSS satellites are listed as having been approved for use in Canada. Three of these are Telesat satellites licensed by other administrations and one is a satellite on which Telesat owns the Canadian-coverage capacity. The growth in satellite service providers using or planning to use Ka-band, including Avanti Communications, O3b, ViaSat/WildBlue, Eutelsat, HNS/EchoStar, Inmarsat, SES, Yahsat and others, will result in increased competition.

In addition, the FSS and the Mobile Satellite Services (‘‘MSS’’) sectors, which have historically served distinct customer requirements, are converging. As a result, Telesat faces competition from MSS operators that include Inmarsat, which recently began offering a high throughput Ka-band service using a global constellation of three geostationary satellites.

In 2015, three global low-earth-orbit satellite systems were announced and are now in various stages of development.

Many of the new and replacement satellites expected to be deployed in the near term will be high throughput satellites (“HTS”) or will include high throughput payloads. This includes Intelsat’s ‘‘Epic’’ satellites, the first of which was launched in the first quarter of 2016. In addition, second generation HTS systems now in development purport to be capable of throughput that substantially exceeds the throughput of first generation HTS. This may result in a significant increase in satellite capacity which may further increase competition.

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

Satellite Fleet & Ground Resources

As of December 31, 2015, Telesat had 15 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite.

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

Telesat’s North American focused fleet is comprised of eight satellites (Anik F1R, Anik F2, Anik F3, Nimiq 1, Nimiq 2, Nimiq 4, Nimiq 5 and Nimiq 6), plus the Canadian beams on ViaSat-1. Telesat’s international fleet is comprised of six satellites (Anik F1, Telstar 11N, Telstar 12, Telstar 12 VANTAGE, Telstar 14R/Estrela do Sul 2 and Telstar 18). Telesat’s Anik G1 satellite provides service for both North and South America.

The table below summarizes selected data relating to Telesat’s owned in-orbit satellite capacity as of December 31, 2015:

	Orbital Location Regions	Launch	Manufacturer’s End-of-Service	Expected End-of- Orbital
	Covered	Date	Life	Maneuver Life(1)	Frequency(2)	Model
Anik F1	107.3°WL South America	November 2000	2016	2022	C/Ku	BSS702 (Boeing)
Anik F1R	107.3° WL North America	September 2005	2020	2023	C/Ku/L	E3000 (EADS Astrium)
Anik F2	111.1° WL Canada, Continental United States	July 2004	2019	2027	C/Ku/Ka	BSS702 (Boeing)
Anik F3	118.7° WL Canada, Continental United States	April 2007	2022	2026	C/Ku/Ka	E3000 (EADS Astrium)
Anik G1	107.3° WL Canada, South America	April 2013	2028	2039	C/Ku/X	SS/L 1300
Nimiq 1	Not Applicable (3)	May 1999	2011	2021	Ku	A2100 AX (Lockheed Martin)
Nimiq 2	Not Applicable (3)	December 2002	2015	2021	Ku/Ka	A2100 AX (Lockheed Martin)
Nimiq 4	82° WL Canada	September 2008	2023	2027	Ku/Ka	E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada, Continental United States	September 2009	2024	2035	Ku	SS/L 1300
Nimiq 6	91.1º WL Canada	May 2012	2027	2048	Ku	SS/L 1300
Telstar 11N	37.55° WL North and Central America, Europe, Africa and the maritime Atlantic Ocean region	February 2009	2024	2026	Ku	SS/L 1300
Telstar 12	15°WL Eastern United States, SE Canada, Europe, Russia, Middle East, South Africa, portions of South and Central America	October 1999	2012	2017	Ku	SS/L 1300
Telstar 12 VANTAGE	15°WL Eastern United States, SE Canada, Europe, Russia, Middle East, South Africa, portions of South and Central America	November 2015	2030	2031	Ku/Ka	E3000 (Airbus)
Telstar 14R/Estrela do Sul 2	63°WL Brazil and portions of Latin America, North America, Atlantic Ocean	May 2011	2026	2024	Ku	SS/L 1300
Telstar 18(4)	138° EL India, South East Asia, China, Australia and Hawaii	June 2004	2017	2018	C/Ku	SS/L 1300

(1)	Telesat’s current estimate of when each satellite will be decommissioned, taking account of anomalies and malfunctions the satellites have experienced to date and other factors such as remaining fuel levels, consumption rates and other available engineering data. These estimates are subject to change and it is possible that the actual orbital maneuver life of any of these satellites will be shorter than Telesat currently anticipates. Further, it is anticipated that the payload capacity of each satellite may be reduced prior to the estimated end of orbital maneuver life. For example, Telesat currently anticipates that it will need to commence the turndown of transponders on Anik F1 prior to the end of orbital maneuver life, as a result of further degradation in available power.

(2)	Includes the direct broadcast satellite (“DBS”) Ku-Band, extended C-band and extended Ku-band in certain cases.

(3)	Nimiq 1 and Nimiq 2 are currently located in non-Telesat orbital slots.

(4)	Includes 16.6 MHz of C-band capacity provided to the Government of Tonga in lieu of a cash payment for the use of the orbital location. The satellite carries additional transponders (the “APT transponders”), as to which APT has a prepaid lease through the end of life of the satellite in consideration for APT’s funding a portion of the satellite’s cost. This transaction was accounted for as a sales-type lease, because substantially all of the benefits and risks incident to the ownership of the leased transponders were transferred to APT. Telesat has agreed with APT among other things that if Telesat is able to obtain the necessary approvals and licenses from the U.S. government under U.S. export laws, it would transfer title to the APT transponders on Telstar 18 to APT, as well as a corresponding interest in the elements on the satellite that are common to or shared by the APT transponders and the Telesat transponders. Telesat acquired two transponders from APT for an additional payment in August 2009.

In addition, Telesat has rights to satellite capacity on other satellites including the Ka-band Canadian payload consisting of nine user beams on ViaSat-1.

In November 2015, Telesat entered into contractual arrangements with Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SS/L”) for the construction of Telstar 19 VANTAGE, which it anticipates will be launched in the first half of 2018. This new state-of-the-art satellite will utilize high throughput capabilities to offer superior performance in Ku-band and in Ka-band and will be co-located with Telesat’s Telstar 14R/Estrela do Sul 2 satellite at 63˚ WL, a prime orbital slot for coverage of the Americas. The satellite will have high throughput Ka-band capacity in South America, over Northern Canada, the Caribbean and the North Atlantic Ocean. It will also provide high throughput Ku-band capacity over Brazil, the Andean region and the North Atlantic. Also in 2015, Telesat entered into a long-term satellite service arrangement with Hughes Network Systems LLC for services using the high throughput Ka-band capacity of Telstar 19 VANTAGE in South America.

In December 2015, Telesat entered into contractual arrangements with SS/L for the construction of Telstar 18 VANTAGE, which it anticipates will be launched in the first half of 2018. The new satellite will operate from 138˚ EL. Telstar 18 VANTAGE will expand Telesat’s coverage of growing satellite service markets in China, Mongolia, Southeast Asia, and the Pacific Ocean region. This satellite will utilize a combination of broad regional beams and high throughput spot beams in Ku-band to maximize throughput and spectral efficiency. It will also provide extensive C-band coverage of Asia that reaches from India and Pakistan in the West all the way to Hawaii in the East, enabling direct connectivity from any point in Asia to the Americas. Telesat also entered into agreements with APT under which its partner, APT, will use certain capacity on the Telstar 18 VANTAGE satellite and fund a portion of the satellite’s cost.

Satellite Services Performance(1)

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco. We use the equity method of accounting for our investment in Telesat Holdco, and its results are not consolidated in our financial statements. Our share of the operating results from our investment in this company is included in equity in net (loss) income of affiliates in our consolidated statements of operations and our investment is included in investments in affiliates in our consolidated balance sheets (see Note 5 to the Loral consolidated financial statements).

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Revenue:
Total segment revenues	$751,684	$837,440	$867,914
Affiliate eliminations(2)	(751,684)	(837,440)	(867,914)
Revenues from satellite services as reported	$—	$—	$—
Operating income:
Total segment operating income	$419,969	$443,371	$435,294
Affiliate eliminations(2)	(419,969)	(443,371)	(435,294)
Operating income from satellite services after eliminations	$—	$—	$—

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented.

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat which is reflected in our consolidated financial statements under the equity method of accounting.

Total Telesat assets were $4.0 billion, $4.6 billion and $4.9 billion as of December 31, 2015, 2014 and 2013, respectively. The decrease in total assets from December 31, 2014 to December 31, 2015 and December 31, 2013 to December 31, 2014 is primarily the result of the change in foreign exchange rates. Backlog was approximately $3.5 billion and $3.9 billion as of December 31, 2015 and 2014, respectively. The decrease in backlog is due to revenues recognized and exchange rate changes, partially offset by new orders. It is expected that approximately 15% of the backlog at December 31, 2015 will be recognized as revenue by Telesat in 2016.

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, SS/L, to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral agreed to indemnify MDA and its affiliates from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. In September 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of December 31, 2015 and December 31, 2014, the total principal and accrued interest amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $32.4 million and $55.2 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of December 31, 2015, Loral has paid $32.0 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in January 2016 and is obligated to make four additional equal quarterly payments to ViaSat through January 2017 totaling $11.2 million inclusive of interest at 3.25% per year (see Note 14 to the Loral consolidated financial statements).

Other

We also own 56% of XTAR, LLC (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos S.A. (“Hisdesat”). We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. XTAR owns and operates an X-band satellite, XTAR-EUR located at 29o E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases 7.2 72 MHz X-band transponders on the Spainsat satellite located at 30o W.L. owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide X-band services to the U.S. Department of Defense, U.S. Department of State and various agencies of the Spanish Government. For more information on XTAR see Note 5 to the Loral consolidated financial statements.

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

Telesat is a Canadian carrier under the Telecommunications Act (Canada), or the Telecom Act. The Telecom Act authorizes the Canadian Radio-Television and Telecommunications Commission (“CRTC”) to regulate various aspects of the provision of telecommunications services by Telesat and other telecommunications service providers. Under the current regulatory regime, Telesat has pricing flexibility subject to a price ceiling on certain full period FSS services offered in Canada under minimum five-year arrangements, and otherwise Telesat is not required to file tariffs for approvals. Telesat’s DBS services offered within Canada are also subject to CRTC regulation, but have been treated as distinct from its FSS services and facilities. Telesat requires CRTC approval of customer agreements relating to the sale of DBS capacity in Canada, including the rates, terms and conditions of service set out therein. Section 28(2) of the Telecom Act provides that the CRTC may allocate satellite capacity to particular broadcasting undertakings if it is satisfied that the allocation will further the implementation of the broadcasting policy for Canada. The exercise by the CRTC of its rights under section 28(2) of the Telecommunications Act could affect Telesat’s relationship with existing customers, which could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. In 2015, the CRTC conducted a regulatory proceeding to review Telesat’s pricing for C-band FSS services. A decision by the CRTC is pending.

Telesat’s operations are also subject to regulation and licensing by DISED (formerly Industry Canada) pursuant to the Radiocommunication Act (Canada). DISED has the authority to issue licenses, establish standards, assign Canadian orbital locations and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for DISED has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses and to suspend or even revoke them. Telesat’s licenses to operate the Anik and Nimiq satellites require it to comply with research and development and other industrial and public benefit commitments, to pay annual radio authorization fees and to provide all-Canada satellite coverage.

DISED traditionally licensed satellite radio spectrum using a competitive licensing process. In 2012, DISED conducted a public consultation on the licensing framework for FSS and broadcast satellite services (“BSS”) in Canada. As a result of the consultation, changes in policy were announced in November 2013. Effective January 6, 2014, all FSS and BSS licenses are awarded to qualified applicants on a first-come, first-served basis and spectrum licenses have replaced radio licenses. The term of spectrum licenses is 20 years, with a high expectation of renewal. DISED may, however, issue licenses with a shorter term. DISED is also reviewing the license fees it will charge spectrum license holders and in December 2014 published a notice seeking public comments on its fee proposal. Telesat, other satellite operators and satellite associations supported the DISED proposal. DISED is proceeding with the changes, subject to Ministerial approval, that will come into effect in the 2016 fiscal year.

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

Since November 2000, pursuant to the CRTC’s Decision CRTC 2000-745, virtually all telecommunications service providers are required to pay contribution charges based on their Canadian telecommunications service revenues, minus certain deductions (e.g., retail internet and paging revenues, terminal equipment sales and inter-carrier payments). The contribution rate varies from year to year. It was initially set at 4.5% of eligible revenues but was significantly reduced in subsequent years. The rate for 2015 was 0.55%, and an interim rate of 0.56% has been established by the CRTC for 2016.

United States Regulatory Environment

The Federal Communications Commission (“FCC”) regulates the provision of satellite services to, from, or within the United States.

Telesat has chosen to operate its U.S.-authorized satellites, Telstar 11N, Telstar 12 and Telstar 12 VANTAGE, on a non-common carrier basis. Consequently, it is not subject to rate regulation or other common carrier regulations enacted under the Communications Act of 1934. Telesat pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the FCC for interstate/international telecommunications, and contribution charges to the FCC’s Universal Service Fund (“USF”) based on eligible United States telecom revenues are paid on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is currently set at 18.2% for the first quarter of 2016. At the present time, the FCC does not assess USF contributions with respect to bare transponder capacity (i.e. agreements for space segment only). Telesat’s United States telecom revenues that are USF eligible are currently small and its USF payments are not material.

Telesat also owns and operates the portion of the ViaSat-1 satellite (115o WL) payload that is capable of providing service within Canada. The ViaSat-1 satellite is licensed by the United States.

The FCC currently grants satellite authorizations on a first-come, first-served basis to applicants who demonstrate that they are legally, technically and financially qualified, and that the public interest will be served by the grant. Under licensing rules, a bond must be posted for up to $3 million when an FSS geostationary satellite authorization is granted. Some or the entire amount of the bond may be forfeited if there is a failure to meet any of the milestones for satellite contracting, design, construction, launch and commencement of operations. According to current licensing rules, the FCC will issue new satellite licenses for an initial 15-year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized satellite using the same frequencies. At the end of the 15-year term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions.

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

In 1999, the United States State Department published amendments to the International Traffic in Arms Regulations (“ITAR”) which included satellites on the list of items requiring export licenses. Effective November 2014, further amendments to the ITAR transferred jurisdiction of certain satellites and related technology to the Export Administration Regulations administered by the Commerce Department, which also impose license requirements in specified circumstances. These ITAR provisions may limit Telesat’s access to certain technical information and have had a negative impact on Telesat’s international consulting revenues.

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

Regulation Outside Canada and the United States

The Brazilian national telecommunications agency, ANATEL, has authorized Telesat, through its subsidiary, Telesat Brasil Capacidade de Satélites Ltda. (“TBCS”), to operate a Ku-band FSS satellite at the 63° WL orbital location. In December 2008, TBCS entered into a new 15-year Concession Agreement with ANATEL which obligates TBCS to operate the satellite in accordance with Brazilian telecommunications law and contains provisions to enable ANATEL to levy fines for failure to perform according to the Concession Agreement terms.

In May 2015, TBCS was the successful bidder in an ANATEL auction for Ka-Band and Planned Ku-band frequency rights at the 63° WL orbital location. The associated 15-year Concession Agreements are expected to be signed in the first quarter of 2016.

Telesat owns Telstar 18, which currently operates at the 138° EL orbital location under an agreement with APT. Telstar 18 VANTAGE will replace Telstar 18 at the same orbital location, also under an agreement with APT. APT has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga. APT is the direct interface with the Tonga regulatory bodies. Because Telesat gained access to this orbital location through APT, there is uncertainty with respect to its ability to maintain access to this orbital location and the frequencies.

Telesat owns and operates the portion of the ViaSat-1 satellite (115˚ WL) payload that is capable of providing service within Canada. ViaSat-1 operates in accordance with a license granted by the FCC in the United States. However, by virtue of an intergovernmental arrangement between the United States and the United Kingdom, ViaSat-1 operates in accordance with ITU networks filed by the United Kingdom regulatory agency, OFCOM, on behalf of the Isle of Man. The Isle of Man is a British Crown Dependency and Isle of Man satellite orbital filings are filed with the ITU-BR by OFCOM. ManSat Ltd. has been granted exclusive rights by the Isle of Man Government to manage all aspects of Isle of Man satellite orbital filings. Both Telesat and ViaSat have a commercial relationship with ManSat. ViaSat and Telesat have agreed to cooperate in their dealings with ManSat with respect to the ViaSat-1 satellite for OFCOM and ITU purposes. The Ka-band and portions of the Ku-band frequencies on Telstar 12 VANTAGE, and portions of the Ka-band frequencies on Telstar 18 VANTAGE, are also filed with the ITU by ManSat on behalf of Telesat.

Landing Rights and Other Regulatory Requirements

In addition to regulatory requirements governing the use of orbital locations, many countries regulate transmission signals to, and for uplink signals from, their territory. Telesat has landing rights in major market countries worldwide. In many jurisdictions, landing rights are granted on a per satellite basis and applications must be made to secure landing rights on replacement satellites.

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

PATENTS AND PROPRIETARY RIGHTS

As of December 31, 2015, Telesat had seven patents, all in the United States. These patents expire between 2018 and 2027. Telesat also has several pending domestic and international patent applications.

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

FOREIGN OPERATIONS

Telesat’s revenues from non-U.S. customers, primarily in Canada, Asia, Europe and Latin America represented 66%, 68% and 69% of its consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, 2014 and 2013, substantially all of its long-lived assets were located outside of the United States, primarily in Canada, with the exception of in-orbit satellites. (See Item 1A – “Risk Factors – Telesat is subject to risks associated with doing business internationally.”)

EMPLOYEES

As of December 31, 2015, Loral had 20 full time employees.

As of December 31, 2015, Telesat and its subsidiaries had approximately 405 full-time and part-time employees, approximately 3.5% of whom are subject to collective bargaining agreements. Telesat’s employee body is primarily comprised of professional engineering, sales and marketing staff, administrative staff and skilled technical workers. Telesat considers its employee relations to be good.

OTHER

Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 pursuant to the terms of the fourth amended joint plan of reorganization, as modified.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our web site, www.loral.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Copies of these documents also are available in print, without charge, from Loral’s Investor Relations Department, 565 Fifth Avenue, New York, NY 10017. Loral’s web site is an inactive textual reference only, meaning that the information contained on the web site is not part of this report and is not incorporated in this report by reference.

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

At December 31, 2015, Telesat had outstanding indebtedness of CAD 4.1 billion, which matures between 2017 and 2019, and additional borrowing capacity of CAD 140 million under its revolving facility, based on a U.S. dollar/Canadian dollar exchange rate of $1.00/CAD 1.3839. Approximately CAD 3.0 billion of this total borrowing capacity is debt that is secured by substantially all of the assets of Telesat. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat.

Borrowings under Telesat’s senior secured credit facilities are at variable rates of interest and expose Telesat to interest rate risk. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a CAD 5 million change in annual interest expense on indebtedness under the senior secured credit facilities. Telesat has entered into, and in the future it may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. Telesat may not, however, maintain interest rate swaps with respect to all or any of its variable rate indebtedness, and any swaps Telesat enters into may not fully mitigate its interest rate risk, may prove disadvantageous or may create additional risks.

As of December 31, 2015, Telesat’s debt denominated in U.S. dollars was $2.6 billion, all of which was unhedged with respect to foreign exchange rates. Changes in exchange rates impact the amount that Telesat pays in interest and may significantly increase the amount that Telesat is required to pay in Canadian dollar terms to redeem the indebtedness either at maturity, or earlier if redemption rights are exercised or other events occur which require Telesat to offer to purchase the indebtedness prior to maturity, and to repay funds drawn under its US-dollar denominated facility. Unfavorable exchange rate changes could affect Telesat’s ability to repay or refinance this debt.

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

Portions of Telesat’s revenue, expenses and debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate may have a negative impact on Telesat’s financial results and affect the ability of Telesat to repay or refinance its borrowings. Telesat’s main currency exposures as of December 31, 2015 lie in its U.S. dollar denominated cash and short term investments and debt financing. In addition, approximately 51% of Telesat’s revenues, 42% of its operating expenses and a majority of its capital expenditures for 2015 were denominated in U.S. dollars. As a result of a significant decrease in the value of the Canadian dollar during 2015, Telesat recorded a mainly non-cash foreign exchange loss of approximately $427 million. As of December 31, 2015, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $115.5 million. This analysis assumes all other variables remain constant.

Loral reports its investment in Telesat using the equity method of accounting. Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how Telesat’s financial results are reported in our consolidated financial statements. During 2015, the exchange rate moved from US$1.00/CAD 1.1621 at December 31, 2014 to US$1.00/CAD 1.3839 at December 31, 2015.

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

In the fourth quarter of 2012, we completed the sale of our subsidiary, SS/L, to MDA. Under the terms of the purchase agreement related to the SS/L sale, we are obligated to indemnify MDA and its affiliates for (1) certain pre-closing taxes; and (2) Covered Litigation Costs and Covered Litigation Damages (as such terms are defined in the Purchase Agreement) relating to the ViaSat lawsuit, subject to certain sharing formulas and caps. Although the ViaSat lawsuit has been settled and we have been released by MDA, MDA Holdings and SS/L from any further indemnification obligations relating thereto, we remain obligated to indemnify MDA for certain pre-closing taxes. The amounts of indemnification claims relating to certain pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. We may not be able to settle indemnification claims at or below the value recorded in our financial statements, and indemnification claims under the Purchase Agreement, whether pending now or made in the future, could have a material adverse effect on our financial condition, including liquidity, and results of operations.

We are jointly and severally liable together with MDA and SS/L for the ViaSat litigation settlement payments, and, if MDA and SS/L were to default on their share of the payments, we may not have sufficient liquidity to fund the missed payments.

In September 2014, we, SS/L and ViaSat settled the lawsuit brought in February 2012 by ViaSat against us and SS/L and an additional lawsuit brought in September 2013 by ViaSat against SS/L. The terms of the settlement agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the settlement agreement, with the remaining $60 million to be paid quarterly from October 15, 2014 through January 15, 2017 with interest. Loral and MDA have agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million due ViaSat. Pursuant to our agreement with MDA, as of January 31, 2016, Loral, on the one hand, and MDA and SS/L, on the other hand, is each obligated to make additional payments to ViaSat through January 2017 totaling $11.2 million and $16.2 million, respectively, including interest. Although we expect to have sufficient liquidity to fund our share of the payments due ViaSat, because the payment obligations to ViaSat are on a joint and several basis with MDA and SS/L, if MDA and SS/L were to default on all or part of their payment obligations to ViaSat, Loral would be obligated to pay ViaSat any amounts not paid by MDA and SS/L. In such event, and depending on the extent and timing of the default by MDA and SS/L, we may not have sufficient liquidity to fund the payments not made by MDA and SS/L; if so, we would have to raise the shortfall through one or a combination of the following: proceeds from a strategic transaction, a rights offering or other equity or debt financing. There can be no assurance whether or when any strategic transaction may occur, and the future cost of raising funds through the capital markets may be expensive or those markets may be unavailable. Inability to raise the necessary funds could have a material adverse effect on our financial condition and results of operations.

Loral Space & Communications Inc. is a holding company with no current operations; we are dependent upon, and may not receive, sufficient cash flow from our affiliates or be able to incur sufficient borrowings to meet our financial obligations.

Loral is a holding company with ownership interests in Telesat and XTAR and, as such, Loral has no independent operations or operating assets and has ongoing cash requirements. We are dependent upon, and may not receive, sufficient cash flow from our affiliates or be able to incur sufficient borrowings to meet our financial obligations.

The ability of Telesat and XTAR to make payments or distributions to Loral, whether as dividends or as payments under applicable management and consulting agreements or otherwise, will depend on their operating results, including their ability to satisfy their own cash flow requirements, and obligations including, without limitation, their debt service obligations. Moreover, covenants contained in the debt agreements of Telesat impose limitations on its ability to dividend or distribute funds to Loral. Even if the applicable debt covenants would permit Telesat to pay dividends or make distributions, Loral will not have the ability to cause Telesat to do so. See above “While we own 62.8% of Telesat on an economic basis, we own only 32.7% of its voting stock and therefore do not have the right to elect or appoint a majority of the members of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.” Likewise, any dividends or distributions by XTAR would require the prior consent of our Spanish partner in the joint venture.

Loral earns a consulting fee of $5.0 million a year from Telesat. Telesat’s loan documents generally permit this consulting fee from Telesat to be paid to Loral in cash except if the senior secured leverage ratio under Telesat’s credit and note agreements is greater than 5.25 to 1.0. When the ratio is greater than 5.25 to 1.0, the consulting fee is paid through the issuance of promissory notes to Loral with an annual interest rate of 7% and a maturity date of October 31, 2018.  Whether Telesat meets the financial performance criteria to enable payment is dependent upon, among other things, foreign exchange rates which are constantly fluctuating. As of December 31, 2015 and 2014, we had no notes receivable from Telesat related to payment of consulting fees. It is uncertain at this time whether Telesat will be permitted to continue to pay the consulting fee in cash in the future.

Although our equity in Telesat Holdco has substantial value, our shareholders agreement with PSP regarding Telesat limits our ability to pledge our shares in Telesat Holdco as collateral for borrowing. For so long as the shareholders agreement is in place in its current form (see below “The initial public offering of Telesat Holdco and related governance changes that we have requested may not occur or may proceed in a manner contrary to our requests”), we may not be able to borrow or access the debt markets on a secured basis to fund our financial obligations, and our ability to borrow or access the debt markets on an unsecured basis may be limited or not available at all.

XTAR has not generated sufficient revenues to meet all of its substantial contractual obligations, and XTAR may be unable to pay these obligations when due, which could ultimately result in a restructuring of XTAR.

XTAR’s take-up rate in its service has been slower than anticipated, and, in fact, in recent years revenues have been declining. For example, XTAR’s revenues declined by approximately 11% from 2014 to 2015 and 17% from 2013 to 2014. As a result, XTAR has deferred certain payments owed to us, Hisdesat and Telesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite. These lease obligations were $26 million in 2015 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite, which is estimated to be in 2020. In addition, XTAR has entered into an agreement with Hisdesat whereby the past due balance on the Spainsat transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, became payable to Hisdesat over 12 years through annual payments of $5 million. Approximately $4.8 million of the $5 million payment due during 2015 for the past due balance and $12.9 million of the $25 million payment due during 2015 for the current lease obligation were deferred as of December 31, 2015, with interest on the deferred amounts capitalized. XTAR’s lease and other obligations to Hisdesat, which will aggregate in excess of $150 million over the remaining life of the satellite as of December 31, 2015, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these obligations, as well as payments of other amounts owed to us, Hisdesat and Telesat in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these obligations will continue to accrue and grow, and, absent agreement to further defer all or some these obligations, XTAR may be unable to pay them when due, which ultimately could result in a restructuring of XTAR. As of December 31, 2015, $6.8 million was due to Loral from XTAR.

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

Any single anomaly or series of anomalies or other failure (whether full or partial) of any of Telesat’s satellites could cause Telesat’s revenues, cash flows and backlog to decline materially, could require Telesat to repay prepayments made by customers of the affected satellite and could have a material adverse effect on Telesat’s relationships with current customers and its ability to attract new customers for satellite services. A failure could result in a customer terminating its contract for service on the affected satellite. If Telesat is unable to provide alternate capacity to an affected customer, the customer may decide to procure all or a portion of its future satellite services from an alternate supplier or the customer’s business may be so adversely affected by the satellite failure that it may not have the financial ability to procure future satellite services. It may also require Telesat to expedite its planned replacement program, adversely affecting its profitability, increasing its financing needs and limiting the availability of funds for other business purposes. Finally, the occurrence of anomalies may adversely affect Telesat’s ability to insure satellites at commercially reasonable premiums, if at all, and may cause insurers to demand additional exclusions in policies they issue.

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

Telesat’s current satellite insurance does not protect it against all satellite-related losses that it may experience, and it does not have in-orbit insurance coverage for all of the satellites in its fleet. As of December 31, 2015, the total net book value of Telesat’s six in-orbit satellites for which it does not have insurance is approximately CAD 56 million. Telesat’s insurance does not protect it against business interruption, loss of revenues or delay of revenues. In addition, Telesat does not insure the net book value of performance incentives that may be payable to a satellite’s manufacturer as these are payable only to the extent that the satellite operates in accordance with contracted technical specifications. Telesat’s existing launch and in-orbit insurance policies include, and any future policies that Telesat obtains can be expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage or losses arising from acts of war, anti-satellite devices, electromagnetic or radio frequency interference and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for satellite health-related problems affecting Telesat’s satellites that are known at the time the policy is written or renewed. Any claims under existing policies are subject to settlement with the insurers and may, in some instances, be payable to Telesat’s customers.

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

Subject to the requirements of Telesat’s senior secured credit facilities and the indenture governing Telesat’s senior notes, Telesat may elect to reduce or eliminate insurance coverage for certain of its existing satellites, or elect not to obtain insurance policies for its future satellites, especially if exclusions make such policies ineffective, the costs of coverage make such insurance impractical or if self-insurance is deemed more cost effective.

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

Telesat is subject to significant and intensifying competition within the satellite industry and from other providers of communications capacity. Telesat’s failure to compete effectively would result in a loss of revenues and a decline in profitability, which would adversely affect Telesat’s results of operations, business prospects and financial condition.

Telesat provides point-to-point and point-to-multipoint services for voice, data and video communications and for high-speed internet access. A trend toward consolidation of major FSS providers has resulted in the creation of global competitors who are substantially larger than Telesat in terms of both the number of satellites they have in orbit as well as in terms of their revenues. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, may (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure and may be able to offer expansion capacity for future requirements. Telesat also competes against regional satellite operators who may enjoy competitive advantages in their local markets. As a result of the availability of export credit agency financing for projects that would not otherwise obtain financing from commercial lenders, new entrants, including governments that have traditionally purchased satellite capacity from established satellite operators, are acquiring their own satellites, which increases the amount of available satellite capacity in the marketplace and decreases the demand for Telesat’s services.

As a condition of Telesat’s licenses for certain satellites, it is required by DISED, the governmental department overseeing Canadian investment, innovation and economic development, to invest in research and development related to satellite communication activities. Telesat’s global competitors may not face this additional financial burden.

Telesat expects a substantial portion of its ongoing business will continue to be in the Canadian domestic market. This market is characterized by increasing competition among satellite providers and rapid technological development. Historically, the Canadian regulatory framework has required the use of Canadian-licensed satellites for the delivery of DTH video programming in Canada. It is possible that this framework could change and allow non-Canadian satellite operators that have adequate service coverage in Canadian territory to compete for future business from Telesat’s DTH customers.

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

The availability of satellite capacity has fluctuated over time, characterized by periods of undersupply of capacity, followed by periods of substantial new satellite construction which is, in turn, followed by an oversupply of available capacity. Given the number of new satellites launched over the past year and the number of satellites presently under construction, many of which contain high throughput payloads, unless Telesat experiences a corresponding increase in demand, the next several years may be characterized by an oversupply of capacity. To the extent Telesat were to experience another period of oversupply of capacity, it may be forced to decrease the prices it charges for services which would adversely affect its results.

Developments that Telesat expects to support the growth in demand for satellite services, such as continued growth in corporate data and internet traffic, the continued proliferation of HDTV and economic growth in Latin America may fail to materialize or may not occur in the manner or to the extent Telesat anticipates.

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

Changes in technology could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

The implementation of new technologies that can provide increased capacity to end users at lower cost may reduce demand for Telesat’s services. The introduction of first generation HTS, such as ViaSat-1, Jupiter 1 and the recently launched Intelsat 29e, the first of Intelsat’s “Epic” line of HTS, which are able to transmit substantially more content than pre-existing satellites, may decrease demand and/or prices for traditional satellite capacity. Additional HTS are currently under construction, including second generation HTS that purport to be capable of throughput that substantially exceeds the throughput of first generation HTS. While Telesat owns the high throughput Canadian payload on ViaSat-1 and has incorporated high throughput payloads on its Telstar 12 VANTAGE satellite and the Telstar 18 VANTAGE and Telstar 19 VANTAGE satellites currently under construction, the introduction of more, and more capable, HTS by other operators into the markets in which Telesat participates could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

A number of global low-earth-orbit satellite projects have recently been announced which, if implemented successfully, could have significant advantages over geostationary satellite systems, in particular for latency sensitive applications. In addition to new satellite technologies, new projects which could compete with traditional satellite services have recently been announced, including for the provision of telecommunications services using balloons or drones.

Improvements in existing technologies could adversely impact the demand for satellite services. For example, improvements in signal compression could allow Telesat’s customers to transmit the same amount of data using a reduced amount of capacity.

Telesat derives a substantial amount of its revenues from only a few of its customers. A loss of, or default by, one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce Telesat’s future revenues and contracted backlog.

For the year ended December 31, 2015, Telesat’s top five customers together accounted for approximately 52% of its revenues. At December 31, 2015, Telesat’s top five backlog customers together accounted for approximately 81% of its backlog. If any of Telesat’s major customers chooses to not renew its contract or contracts at the expiration of the existing terms or seeks to negotiate concessions, particularly on price, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services (or becoming unable to pay for services they had contracted to buy). In addition, some of Telesat’s customers’ industries are undergoing significant consolidation, and Telesat’s customers may be acquired by each other or other companies, including by Telesat’s competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and Telesat’s customers may in the future default, on their obligations to Telesat due to bankruptcy, lack of liquidity, operational failure or other reasons. Such defaults could adversely affect Telesat’s revenue, operating margins and cash flows. If Telesat’s contracted revenue backlog is reduced due to the financial difficulties of its customers, Telesat’s revenue, operating margins and cash flows would be further negatively impacted.

Changes in consumer demand for traditional television services and expansion of terrestrial networks have adversely impacted the growth in subscribers to DTH television services in North America which may adversely impact Telesat’s future revenue.

A substantial amount of Telesat’s revenue is earned from customers who use Telesat’s services to provide DTH television services to the public in North America. Telesat believes that DTH has certain cost, quality and efficiency advantages over terrestrial delivery systems, including fiber, for the consumption of linear television programming (i.e. traditional television viewing where the consumer receives a broad array of channels from their provider and views programming which is delivered at a scheduled time via a specified channel) either live or at a later time using a recording device such as a personal video recorder or PVR. However, for various reasons, the consumption of traditional linear television programming via DTH has recently been challenged in various regions, including North America.

In many regions of the world, including North America, the terrestrial networks with which Telesat competes continue to expand. Terrestrial networks have advantages over traditional DTH services for the delivery of two-way services, such as on demand video services. Moreover, one of Telesat’s largest DTH customers also has a substantial fiber terrestrial broadcast distribution network that it is continuing to expand, which has led to certain of its own DTH customers migrating to its terrestrial network. The migration of DTH customers to terrestrial networks in order to access improved two-way services or for other reasons could decrease the demand for Telesat’s services, adversely impacting its revenue and financial performance.

The growth of “over the top” (“OTT”) video distribution (e.g., Netflix) may also have an adverse impact on Telesat’s business. OTT distribution is a two way (i.e. non-linear) platform that provides on demand delivery of broadcasting services to consumers through an internet service provider that may not be involved in the control or distribution of the content itself. The growth of OTT distribution may have a negative impact on the demand for the services of some of Telesat’s large DTH customers which could result in lower demand for its satellite capacity.

In Canada, the CRTC has mandated that broadcast distributors, including DTH operators, provide consumers with the option of ‘‘skinny basic’’ or ‘‘pick and pay’’ packages. These packages will allow consumers to choose both the number and the specific channels they wish to receive beyond the entry level service offering as compared to the traditional subscription model which required consumers to sign up and pay for a large basic service and encouraged them to subscribe for up to several hundred channels. If consumers only subscribe to an entry level package or significantly reduce their subscriptions it could reduce the revenue Telesat’s customers receive for their DTH offerings. In turn, Telesat’s customers may choose to reduce the number of channels they deliver to consumers which would reduce the amount of satellite capacity they consume, adversely impacting Telesat’s revenue.

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

In Canada, Telesat’s operations are subject to regulation and licensing by DISED pursuant to the Radiocommunication Act (Canada) and by the CRTC, under the Telecommunications Act (Canada). DISED has the authority to issue licenses, establish standards, assign Canadian orbital locations, and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for DISED has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses, and to suspend or even revoke them. The CRTC has authority over the allocation (and reallocation) of satellite capacity to particular broadcasting undertakings. Some of Telesat’s service agreements are subject to CRTC approval. Telesat is required to pay different forms of ‘‘universal service’’ charges in Canada and have certain research and development obligations that do not apply to other satellite operators with which it competes. These rates and obligations could change at any time. In 2015, the CRTC conducted a regulatory proceeding to review the pricing of Telesat’s C-band FSS services. The results of that proceeding may have an adverse impact on Telesat’s ability to earn revenue from these services.

In the United States, the FCC regulates the provision of satellite services to, from, or within the United States. Certain of Telesat’s satellites are owned and operated through a U.S. subsidiary and are regulated by the FCC. In addition, to facilitate the provision of FSS satellite services in C-, Ku- and Ka-band frequencies in the United States market, foreign licensed operators can apply to have their satellites placed on the FCC’s Permitted Space Station List. Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3 and Telstar 14R/Estrela do Sul 2 satellites are currently on this list. The export from the United States of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations, in particular the ITAR which currently includes satellites on the list of items requiring export permits. These ITAR provisions have constrained Telesat’s access to technical information and have had a negative impact on its international consulting revenues. In addition, Telesat and its satellite manufacturers may not be able to obtain and maintain necessary export authorizations which could adversely affect Telesat’s ability to procure new United States-manufactured satellites; control its existing satellites; acquire launch services; obtain insurance and pursue its rights under insurance policies; or conduct its satellite-related operations and consulting activities.

Telesat also operates satellites through licenses granted by, and are subject to regulations in, countries other than Canada and the United States. For example, the Brazilian national telecommunications agency, ANATEL, has authorized Telesat, through its subsidiary, TBCS, to operate Telstar 14R/Estrela do Sul 2, a Ku-band FSS satellite at 63° WL pursuant to a Concession Agreement. Telstar 18 operates at the 138° EL orbital location under an agreement with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga.

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

The ITU, a specialized United Nations agency, regulates the global allocation of radio frequency spectrum and the registration of radio frequency assignments and any associated orbital location in the geostationary satellite orbit. Telesat participates in the activities of the ITU. Only national administrations, however, have full standing as ITU members. Consequently, Telesat must rely on the relevant government administrations to represent its interests.

The ITU establishes the Radio Regulations, an international treaty which contains the rules concerning frequency allocations and the priority to, coordination of, and use of, radio frequency assignments. The ITU Radio Regulations define the allocation of radio frequencies to specific uses. The ITU Radio Regulations are periodically reviewed and revised at World Radiocommunication Conferences, which take place typically every three to four years. As a result, Telesat cannot guarantee that the ITU will not change its allocation decisions and rules in the future in a way that could limit or preclude Telesat’s use of some or all of its existing or future orbital locations or spectrum.

The ITU Radio Regulations also establish operating procedures for satellite networks and prescribe detailed coordination, notification and recording procedures. With respect to the frequencies used by commercial satellites, the ITU Radio Regulations set forth a process for protecting earlier-registered satellite systems from interference from later-registered satellite systems. In order to comply with these rules, Telesat must coordinate the operation of its satellites, including any replacement satellite that has performance characteristics that are different from those of the satellite it replaces, with other satellites. This process requires potentially lengthy and costly negotiations with parties who operate or intend to operate satellites that could affect or be affected by Telesat’s satellites. For example, in the third quarter of 2015, the Russian Satellite Communications Company (“RSCC”) launched a satellite to operate at 14° WL, adjacent to Telesat’s Telstar 12 at 15° WL. Pursuant to its coordination agreement with RSCC, Telesat was required to cease using certain frequencies on its Telstar 12 satellite as soon as RSCC’s new satellite commenced service, which required Telesat to relocate some of its customers to alternate frequencies and reduced the available capacity on the satellite from which Telesat is able to earn revenue. The coordination agreement with RSCC also limited the frequencies Telesat was able to incorporate into its Telstar 12 VANTAGE satellite that was launched and entered service in the fourth quarter of 2015, which may adversely affect Telesat’s ability to attract customers for Telstar 12 VANTAGE.

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

If Telesat does not make use of its orbital spectrum rights by specified deadlines, or does not continue to use the orbital spectrum rights it currently uses, those rights may become available for other satellite operators to use.

Telesat’s in-orbit satellites do not currently occupy all of the geostationary orbital (“GSO”) locations for which it has obtained regulatory authorizations. In some cases, the Telesat satellite that occupies an orbital location is not designed to use all of the frequency spectrum for which Telesat has been authorized. Similarly, Telesat has been granted regulatory authorizations for certain spectrum in non-geostationary orbits (“NGSO”) that are not yet occupied.

In accordance with the ITU Radio Regulations, governments have rights to use certain GSO locations and NGSO orbits and the associated radio frequencies. Certain of these governments have in turn authorized Telesat to use GSO locations, NGSO orbits and associated radio frequencies in addition to those used by its current satellites. Under the ITU Radio Regulations, Telesat must bring into use these orbital locations, orbits and frequency assignments within a fixed period of time, or the governments in question would lose their international priority rights and the GSO location or NGSO orbits, and associated frequencies likely would become available for use by another satellite operator.

In addition to ITU requirements, the governments that have authorized Telesat to use these orbital resources have generally conditioned such use on Telesat meeting certain milestones, including making use of the orbital spectrum by a specified time.

If Telesat is unable to place satellites into currently unused GSO locations or NGSO orbits in a manner that satisfies the ITU Radio Regulations and national regulatory requirements, or if the ITU or national regulatory requirements were to change, or if Telesat is unable to maintain satellites or make use of all of the spectrum for which it has been authorized at the GSO locations that it currently uses, Telesat may lose its rights to use these orbital resources and they would become available for other satellite operators to use. The loss of one or more of Telesat’s orbital resources could negatively affect its plans and its ability to implement its business strategy.

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

The availability and cost to Telesat of external financing depends on a number of factors, including its credit rating and financial performance and general market conditions. Telesat’s ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the satellite services sector in particular. Declines in Telesat’s expected future revenues under contracts with customers and challenging business conditions faced by its customers are among the other factors that may adversely affect Telesat’s credit and access to the capital markets. Other factors that could impact Telesat’s credit rating include the amount of debt in its current or future capital structure, activities associated with strategic initiatives, the health of its satellites, the success or failure of its planned launches, its expected future cash flows and the capital expenditures required to execute its business strategy. The overall impact on Telesat’s financial condition of any transaction that it pursues may be negative or may be negatively perceived by the financial markets and rating agencies and may result in adverse rating agency actions with respect to its credit rating and access to the capital markets. Long-term disruptions in the capital or credit markets as a result of uncertainty or recession, changing or increased regulation or failures of significant financial institutions could adversely affect Telesat’s access to capital. A credit rating downgrade or deterioration in Telesat’s financial performance or general market conditions could limit its ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available and, in either case, could result in Telesat deferring or reducing capital expenditures including on new or replacement satellites. In certain circumstances, Telesat is required to obtain the approval of its shareholders to incur additional indebtedness. There can be no assurances that Telesat will receive such approval, if required.

Market conditions may make it difficult for Telesat to extend the maturity of or refinance its existing indebtedness, and any failure to do so could have a material adverse effect on its business.

As of December 31, 2015, Telesat had outstanding senior secured credit facilities consisting of: a CAD 375 million term loan A maturing in March 2017; a CAD 136 million term loan B maturing in March 2019; and a $1.698 billion term loan B maturing in March 2019. Together with Telesat’s CAD 140 million revolving credit facility, the U.S. term loan B is subject to a springing maturity which will occur on February 13, 2017, if Telesat’s senior notes are not refinanced by that date. Telesat will need to refinance all or a portion of this indebtedness on or before maturity. Disruptions in the financial markets have occurred in the past and are likely to reoccur in the future, which could make it more difficult to renew or extend the facilities at current commitment levels, on similar terms or at all. A reduced commitment from the lenders, increased borrowing costs or modification to the financial covenant would result in an increase in Telesat’s financing costs and/or a decrease in its liquidity, which could adversely affect Telesat’s growth, its financial condition, its results of operations and its ability to make debt payments, including repayments on the senior notes when they become due.

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

Telesat may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, flood, hurricane or other such acts of God), fire, acts of war or terrorism or other catastrophic events. A failure at any of these facilities would cause a significant loss of service for Telesat customers. Additionally, Telesat may experience a failure in the necessary equipment at the satellite control center, at the back-up facility, or in the communication links between these facilities and remote earth station facilities. A failure or operator error affecting tracking, telemetry and control operations might lead to a breakdown in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellite(s), which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference could result in a failure of Telesat’s ability to deliver satellite services to its customers. A failure at any of Telesat’s facilities or in the communications links between its facilities or interference with its satellite signal could cause its revenues and backlog to decline materially and could adversely affect its ability to market its services and generate future revenues and profit.

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

Any delays in the design, construction or launch of Telesat’s satellites could have a material adverse effect on its business, financial condition and results of operations. There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality Telesat requires, including Airbus Defense and Space, Thales Alenia Space, Boeing, Lockheed Martin, MELCO, Orbital and SS/L. There are also a limited number of suppliers able to launch such satellites, including International Launch Services, Arianespace, Mitsubishi Heavy Industries, Space Exploration Technologies Corp. (“SpaceX”) and Lockheed Martin. Should any of Telesat’s suppliers’ businesses fail, it would reduce competition and could increase the cost of satellites and launch services. Adverse events with respect to any of Telesat’s manufacturers or launch suppliers could also result in the delay of the design, construction or launch of its satellites. For example, many of Telesat’s past launches were provided by International Launch Services, an entity owned by the Russian government. In response to the ongoing situation involving the Russian Federation in the Ukraine, various governments have implemented economic and other sanctions against Russia and its interests. U.S. law requires satellite manufacturers to obtain a license from the U.S. government for the export of certain prescribed U.S. technologies, if the export of the technology is to a Russian counterparty. Virtually all satellites manufactured outside of China contain prescribed U.S. technology. Should the U.S. implement sanctions having the effect of blocking the export of satellites containing prescribed U.S. technologies to Russian-controlled launch providers, it would lead to a reduction in launch alternatives and, as a result, could lead to increased launch costs in the future, which could have an adverse impact on Telesat’s business.

General economic conditions may also affect the ability of Telesat’s manufacturers and launch suppliers to provide services on commercially reasonable terms or to fulfill their obligations in terms of manufacturing schedules, launch dates, pricing or other items. Even where alternate suppliers for such services are available, Telesat may have difficulty identifying them in a timely manner, or may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of Telesat’s satellites.

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

The assets on Telesat’s consolidated balance sheet as of December 31, 2015 include goodwill valued at approximately CAD 2.4 billion and other intangible assets valued at approximately CAD 315 million. A valuation of goodwill and other intangible assets (such as orbital locations) with indefinite useful lives is undertaken on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount is likely to exceed their recoverable amount. Telesat measures for impairment using a projected discounted cash flow method and confirms the assessment using other valuation methods. If the asset’s carrying value is more than its recoverable amount, the difference is recorded as a reduction in the amount of the asset on the balance sheet and an impairment charge in the consolidated statement of (loss) income. Testing for impairment requires significant judgment by management to determine the assumptions used in the impairment analysis. Any changes in the assumptions used could have a material impact on the impairment analysis and result in an impairment charge. Telesat cannot predict whether an event that triggers impairment will occur, when it will occur or how it will affect the reported asset values. If Telesat’s goodwill or other intangible assets are deemed to be impaired in whole or in part, it could be required to reduce or write off such assets, which could have a material adverse effect on its financial condition.

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

III. Other Risks

We have been pursuing and will continue to pursue a strategic transaction with respect to our interest in Telesat Holdco; there can be no assurance, however, as to when or whether we will be able to conclude any such transaction.

Our principal asset is our majority ownership interest in Telesat Holdco. In an effort to maximize shareholder value, we have been exploring potential strategic transactions to alter the status quo in our ownership of Telesat Holdco, including monetizing our interest through the sale of Loral or through the combination of Loral and Telesat into one public company. The initiative to monetize our interest in Telesat Holdco through the sale of Loral terminated in early 2015, and PSP has informed us that it does not wish to proceed with a combination transaction. In 2015, we exercised our rights under the Telesat Holdco Shareholders Agreement (the “Shareholders Agreement”) to require Telesat Holdco to conduct an initial public offering of the equity shares of Telesat Holdco. See “The initial public offering of Telesat Holdco and related governance changes that we have requested may not occur or may proceed in a manner contrary to our requests” below. In addition, we have been and are continuing to explore a cash distribution to Telesat Holdco shareholders (and, in turn, a cash distribution to our stockholders), either in conjunction with a strategic transaction or Telesat initial public offering or on a stand-alone basis. While we remain interested in and plan to continue to pursue a strategic transaction, there can be no assurance as to when or whether we will be able to conclude any such transaction or that any strategic initiatives or transaction or cash distribution involving Telesat, Telesat Holdco or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative, transaction or distribution involving Telesat, Telesat Holdco or Loral’s interest therein will be achieved.

The initial public offering of Telesat Holdco and related governance changes that we have requested may not occur or may proceed in a manner contrary to our requests.

Our Shareholders Agreement with PSP regarding Telesat provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat Holdco (a “Telesat IPO”). In connection with our exploration of strategic initiatives to alter the status quo in our ownership of Telesat Holdco, in July 2015, we exercised our rights under the Shareholders Agreement to require Telesat Holdco to conduct a Telesat IPO. Specifically, we requested that Telesat Holdco issue not more than 25 million newly issued shares of Telesat Holdco voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat Holdco’s Articles of Incorporation, both of which we believe are necessary to accommodate a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat Holdco shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after the Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat Holdco. Telesat Holdco has selected two co-managing underwriters and has informed us that it is working to implement the Telesat IPO. In addition, we are in discussions with PSP to attempt to agree on our requests regarding the Shareholders Agreement and Telesat Holdco’s Articles of Incorporation. If we are unable to reach agreement with PSP on these matters, the advice of the lead underwriters selected for the Telesat IPO will be sought to assist resolution. There can be no assurance as to whether, when or on what terms the Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat Holdco’s Articles of Incorporation may occur. If the Telesat IPO proceeds under unfavorable terms or at an unfavorable price, we may withdraw our demand for the Telesat IPO or otherwise seek to enforce our rights. There can be no assurance that the Telesat IPO will occur, or that any particular economic, tax, structural or other objectives or benefits with respect to the Telesat IPO will be achieved.

A public offering of stock in Telesat Holdco could adversely affect the market for, and price of, our common stock and the value of our interest in Telesat.

If the Telesat IPO that we have requested occurs, it is uncertain whether the offering would include a primary offering of shares by Telesat Holdco, a secondary offering of shares by either or both of the Telesat shareholders or a combination of both types of offerings. It is also uncertain what effect the Telesat IPO (and any corporate restructuring required in connection with such offering under the terms of the Telesat shareholders agreement) would have on Loral’s governance rights in Telesat. Changes in our Telesat governance rights could adversely affect the value of our interest in Telesat and the price at which our common stock trades. In addition, a public market for Telesat equity would create a situation where there would be two separate public-market proxies for the value of Telesat – our stock and the Telesat stock. Telesat stock would represent a direct interest in Telesat, whereas the value of the common shares of Loral would also include other assets and liabilities, many of which are difficult to value. Having both Telesat stock and our stock trading publicly could create confusion in the market and could adversely affect the liquidity and/or trading values of either our or Telesat’s common stock.

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

As of December 31, 2015, various funds affiliated with MHR and Dr. Rachesky held approximately 38.0% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 57.1% of the outstanding common equity of Loral as of December 31, 2015. As of February 16, 2016, representatives of MHR occupy two of the seven seats on our board of directors. One seat on our board, previously occupied by a former managing principal of MHR, is currently vacant. In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Rachesky, of our voting stock falls below certain levels other than in certain specific circumstances or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period without the approval of the incumbent directors, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

There is a thin trading market for our voting common stock.

Trading activity in our voting common stock, which is listed on the NASDAQ National Market, has generally been light, averaging approximately 55,000 shares per day for the year ended December 31, 2015. Moreover, over 50% of our voting common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the voting common stock and non-voting common stock they hold in Loral that effectively eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral voting common stock and non-voting common stock that would also, if exercised, effectively eliminate such restrictions.

The market for our voting common stock could be adversely affected by future issuance of significant amounts of our voting common stock.

As of December 31, 2015, 21,427,078 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were also outstanding 75,262 vested restricted stock units. These restricted stock units may be settled either in cash or Loral voting common stock at the Company’s option. As of December 31, 2015, 1,315,618 shares of our voting common stock were available for future grants under our stock incentive plan. We may further amend our stock incentive plan in the future to provide for additional increases in the number of shares available for grant thereunder.

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

As of December 31, 2015, we had various tax attributes including federal net operating loss carryforwards, or NOLs, of approximately $252.2 million, state NOLs, primarily California ($77.8 million) and New York ($1.1 million), and federal and state tax credits, that are available to offset future tax liability (see Notes 2 and 7 to the Loral consolidated financial statements for a description of the accounting treatment of such tax attributes). As our reorganization on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these tax attributes existing at such effective date, is subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests, as determined on any applicable testing date. We would be adversely affected by an additional “ownership change” if, at the time of such change, the total market value of our equity multiplied by the federal applicable long-term tax exempt rate, which at December 31, 2015 was 2.61%, was less than $32.6 million. As of December 31, 2015, the total market value of our equity ($1.3 billion) multiplied by the federal applicable long-term tax exempt rate was approximately $32.9 million.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate

We lease approximately 9,000 square feet of space for our corporate offices in New York, NY.

Satellite Services

Telesat’s primary SCC is located at its headquarters in Ottawa, Ontario. This facility operates 14 of Telesat’s 15 satellites as well as ViaSat-1 and numerous other satellites for third parties. Telesat leases an area in its headquarters building of approximately 112,000 rentable square feet pursuant to a lease which commenced February 1, 2009 and provides for a 15 year term (terminable by Telesat Canada at any time after 10 years upon two years notice).

The Allan Park earth station, located northwest of Toronto, Ontario on approximately 65 acres of land, houses a customer support center and a technical control center. This facility is the single point of contact for Telesat’s international customers and is also the main earth station complex providing TT&C services for the satellites Telesat operates. The Allan Park earth station also houses Telesat’s backup SCC for the Nimiq and Anik satellites.

Telesat’s Telstar 14R/Estrela do Sul 2 satellite is operated from Telesat’s SCC in Rio de Janeiro, Brazil.

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

Our voting common stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral voting common stock as reported on the NASDAQ National Market from January 1, 2014 through December 31, 2015.

	High	Low
Year ended December 31, 2015
Quarter ended December 31, 2015	$51.77	$35.10
Quarter ended September 30, 2015	67.80	46.42
Quarter ended June 30, 2015	70.35	62.53
Quarter ended March 31, 2015	79.13	65.70
Year ended December 31, 2014
Quarter ended December 31, 2014	$81.53	$64.23
Quarter ended September 30, 2014	78.77	71.25
Quarter ended June 30, 2014	75.80	67.00
Quarter ended March 31, 2014	82.13	69.29

There is no established trading market for the Company’s non-voting common stock. All of the shares of non-voting common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act.

(b) Approximate Number of Holders of Common Stock

At February 16, 2016, there were 210 holders of record of our voting common stock and five holders of record of our non-voting common stock.

(c) Issuer Purchases of Equity Securities

In 2011 and 2012, Loral repurchased 154,494 shares of its voting common stock pursuant to a share repurchase program approved by Loral’s Board of Directors. These shares have been recorded as treasury shares.

(d) Dividends

Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors. Loral has not paid any dividends on its common stock for the years ended December 31, 2015 and 2014.

(e) Securities Authorized for Issuance under Equity Compensation Plans

See Note 10 to the Loral consolidated financial statements for information regarding the Company’s stock incentive plan. Compensation information required by Item 11 will be presented in the Company’s 2016 definitive proxy statement which is incorporated herein by reference or by an amendment to this Annual Report on Form 10-K.

(f) Comparison of Cumulative Total Returns

Set forth below is a graph comparing the cumulative performance of our voting common stock with the NASDAQ Composite Index and the NASDAQ Telecommunications Index from December 31, 2010 to December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in each of our voting common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.

Item 6. Selected Financial Data

The following table sets forth our selected historical financial and operating data for each of the five years in the period ended December 31, 2015.

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

LORAL SPACE & COMMUNICATIONS INC.

(In thousands, except per share data)

	Year Ended December 31,
	2015		2014		2013		2012	2011
Statement of operations data:
Loss from continuing operations before income taxes and equity in net (loss) income of affiliates		$(10,188)		$(8,030)		$(15,530)	$(27,213)		$(12,346)
Income tax benefit (provision)(1)		45,476		8,105		(1,841)	93,315		(41,375)
Income (loss) from continuing operations before equity in net (loss) income of affiliates		35,288		75		(17,371)	66,102		(53,721)
Equity in net (loss) income of affiliates(2)		(104,792)		(1,502)		38,827	34,340		106,329
(Loss) income from continuing operations		(69,504)		(1,427)		21,456	100,442		52,608
(Loss) income from discontinued operations, net of tax(3)		(778)		(24,402)		(4,877)	320,649		74,566
Net (loss) income attributable to common shareholders		(70,282)		(25,829)		16,579	421,322		126,677
(Loss) income per share:
Basic (loss) income per share
Continuing operations		$(2.25)		$(0.05)		$0.70	$3.27		$1.72
Discontinued operations		(0.03)		(0.79)		(0.16)	10.45		2.41
		$(2.28)		$(0.84)		$0.54	$13.72		$4.13
Diluted (loss) income per share
Continuing operations		$(2.25)		$(0.05)		$0.67	$3.22		$1.54
Discontinued operations		(0.03)		(0.79)		(0.16)	10.35		2.38
		$(2.28)		$(0.84)		$0.51	$13.57		$3.92
Dividend and Distribution Data:
Cash dividends declared	$	―	$	―	$	―	$417,606	$	―
Per share		―		―		―	13.60		―
Cash distributions declared		―		―		―	892,147		―
Per share		―		―		―	29.00		―

	December 31,
	2015	2014	2013	2012	2011
Balance sheet data:
Cash and cash equivalents	$58,853	$51,433	$5,926	$87,370	$197,114
Total assets	214,618	304,626	327,740	378,992	1,836,153
Non-current liabilities	91,697	113,262	110,120	121,015	485,598
Total liabilities	106,128	128,986	119,830	192,531	888,568
Loral shareholders’ equity	108,490	175,640	207,910	186,461	946,459

(1)	The income tax benefit (provision) for each period included the impact of equity in net (loss) income of affiliates reflected below. During 2012, we recorded an $86.7 million income tax benefit after the statute of limitations for assessment of additional tax expired with regard to certain uncertain tax positions (“UTPs”) related to Old Loral and several of our federal and state income tax returns filed for 2007 and 2008.

(2)	Our principal affiliate is Telesat. Loral also has investments in XTAR and joint ventures providing Globalstar service, which are accounted for under the equity method.

(3)	(Loss) income from discontinued operations resulted from the sale of our wholly-owned subsidiary, SS/L, to MDA, in 2012 (see Notes 1 and 14 to the Loral consolidated financial statements). In 2014, the loss from discontinued operations primarily comprises an increase to our indemnification liability related to the sale of SS/L pursuant to the ViaSat Suit Settlement Agreement and Allocation Agreement, and, in 2012, we recorded a gain of $308.6 million, net of tax, on the sale of SS/L, which closed on November 2, 2012.

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

Overview

Business

Loral has one operating segment consisting of satellite based communications services. Loral participates in satellite services operations through its ownership interest in Telesat Holdco which owns Telesat, a leading global fixed satellite services operator, with offices and facilities around the world. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations.

Loral holds a 62.8% economic interest and a 32.7% voting interest in Telesat Holdco, the world’s fourth largest satellite operator with approximately $3.5 billion of backlog as of December 31, 2015.

At December 31, 2015, Telesat provided satellite services to customers from its fleet of 15 in-orbit satellites, including Telstar 12 VANTAGE which was successfully launched in the fourth quarter of 2015. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite and has two other satellites under construction. Telesat also manages the operations of additional satellites for third parties.

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

Telesat’s desirable orbital locations, commitment to providing the highest level of customer service, deep technical expertise and culture of innovation have enabled it to successfully develop its business to date. Leveraging these strengths and building on its existing contractual revenue backlog, Telesat’s focus is on profitably growing its business by increasing the utilization of its in-orbit satellites, including the newly launched Telstar 12 VANTAGE, and, in a disciplined manner, deploying expansion satellite capacity where Telesat anticipates there will be strong market demand.

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

In 2016, Telesat remains focused on increasing utilization of its existing satellites, the construction of its new satellites and identifying and pursuing opportunities to expand its satellite fleet, while maintaining operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. During 2015, approximately 51% of Telesat’s revenues, 42% of its operating expenses and a majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2015, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of December 31, 2015, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $115.5 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Sale of SS/L

On November 2, 2012, Loral completed the Sale of SS/L to MDA. Pursuant to the Purchase Agreement dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral agreed to indemnify MDA and its affiliates from certain damages in the ViaSat Suit brought in 2012 by ViaSat against Loral and SS/L. On September 5, 2014, Loral, SS/L and ViaSat entered into the Settlement Agreement pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of December 31, 2015 and December 31, 2014, the total principal and accrued interest amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $32.4 million and $55.2 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into the Allocation Agreement, pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of December 31, 2015, Loral has paid $32.0 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in January 2016 and is obligated to make four additional equal quarterly payments to ViaSat through January 2017 totaling $11.2 million inclusive of interest at 3.25% per year (see Note 14 to the financial statements).

General

Our principal asset is our majority ownership interest in Telesat Holdco. In an effort to maximize shareholder value, we have been exploring potential strategic transactions to alter the status quo in our ownership of Telesat Holdco, including monetizing our interest through the sale of Loral or through the combination of Loral and Telesat into one public company. The initiative to monetize our interest in Telesat Holdco through the sale of Loral terminated in early 2015, and PSP, our Canadian co-owner of Telesat Holdco, has informed us that it does not wish to proceed with a combination transaction. While we remain interested in and plan to continue to pursue a strategic transaction, in our continued efforts to maximize shareholder value, we have been exploring other potential strategic initiatives. In connection with these initiatives, in July 2015, we exercised our rights under the Telesat Holdco Shareholders Agreement to require Telesat Holdco to conduct a Telesat IPO. Specifically, we requested that Telesat Holdco issue not more than 25 million newly issued shares of Telesat Holdco voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat Holdco’s Articles of Incorporation, both of which we believe are necessary to accommodate a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat Holdco shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after the Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat Holdco. Telesat Holdco has selected two co-managing underwriters and has informed us that it is working to implement the Telesat IPO. In addition, we are in discussions with PSP to attempt to agree on our requests regarding the Shareholders Agreement and Telesat Holdco’s Articles of Incorporation. If we are unable to reach agreement with PSP on these matters, the advice of the lead underwriters selected for the Telesat IPO will be sought to assist resolution. There can be no assurance as to whether, when or on what terms the Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat Holdco’s Articles of Incorporation may occur. If the Telesat IPO proceeds under unfavorable terms or at an unfavorable price, we may withdraw our demand for the Telesat IPO or otherwise seek to enforce our rights. In addition, we have been and are continuing to explore a cash distribution to Telesat Holdco shareholders (and, in turn, a cash distribution to our stockholders), either in conjunction with a strategic transaction or the Telesat IPO or on a stand-alone basis. There can be no assurance as to when or whether we will be able to conclude any strategic transaction or that any strategic initiatives or transaction or cash distribution involving Telesat, Telesat Holdco or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative, transaction or distribution involving Telesat, Telesat Holdco or Loral’s interest therein will be achieved.

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

2015 Compared with 2014 and 2014 Compared with 2013

The following compares our consolidated results for 2015, 2014 and 2013 as presented in our financial statements:

General and Administrative Expenses

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
General and administrative expenses	$6,530	$5,330	$16,038

General and administrative expenses increased by $1.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to (i) a $0.9 million increase in postretirement benefit expense resulting from the settlement of certain retiree medical liabilities, a higher pension insurance premium charged by the PBGC and amortization of actuarial losses incurred in 2014, (ii) a $0.2 million decrease in ViaSat revenue share due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue and (iii) a $0.2 million increase in consulting charges.

General and administrative expenses decreased by $10.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily from a decrease in pension expense of $7.8 million due to accelerated amortization in 2013 as a result of the termination of our supplemental executive retirement plan, a $1.3 million decrease in professional fees, a $0.7 million reduction in compensation expense resulting from the restructuring of our corporate office functions, a $0.5 million decrease in expenses related to stock-based compensation and a $0.3 million decrease in rent expense.

Interest and Investment Income

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Interest and investment income	$138	$581	$1,238

Interest and investment income for 2015, 2014 and 2013 consists primarily of interest on our cash balance and the three-year promissory note in the principal amount of $101 million received in connection with the Sale (the “Land Note”). The decrease from 2014 to 2015 was primarily the result of the $33.7 million principal payment of the Land Note received on March 31, 2015. The decrease from 2013 to 2014 was primarily the result of the $67.3 million principal payment of the Land Note received on March 31, 2014.

Other Expense

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Other expense	$3,779	$3,266	$713

Other expense for the years ended December 31, 2015, 2014 and 2013 is primarily comprised of expenses related to the evaluation of strategic initiatives.

Income Tax Benefit (Provision)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income tax benefit (provision)	$45,476	$8,105	$(1,841)

For 2015, we recorded a current tax benefit of $5.8 million and a deferred tax benefit of $39.7 million, resulting in a total tax benefit of $45.5 million on a pre-tax loss from continuing operations of $10.2 million. For 2014, we recorded a current tax provision of $2.2 million and a deferred tax benefit of $10.3 million, resulting in a total tax benefit of $8.1 million on a pre-tax loss from continuing operations of $8.0 million. For 2013, we recorded a current tax benefit of $26.3 million and a deferred tax provision of $28.2 million, resulting in a total tax provision of $1.8 million on a pre-tax loss from continuing operations of $15.5 million. The deferred tax benefit (provision) for each period included the impact of equity in net (loss) income of affiliates from our consolidated statement of operations.

During 2015, the statute of limitations for the assessment of additional tax expired with regard to several federal and state UTPs from 2007, 2010 and 2011, and certain other UTPs were settled. As a result, the reduction to our liability for UTPs provided a current tax benefit, partially offset by an additional provision for the potential payment of interest on our remaining UTPs.

In December 2014, we received a $10.6 million tax refund from the carryback of our 2013 federal tax loss against the taxes previously paid for 2012. For 2014, the current tax provision includes a $3.9 million reduction to the benefit recorded in 2013 for this refund after having made lower contributions to our qualified pension plan in 2014 than originally anticipated, partially offset by a benefit of $2.6 million to reduce our liability for UTPs. The deferred tax benefit also included an increase to our federal NOL carryforward from the enhanced extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code. Without the Sale, we would not have remeasured the extraterritorial income exclusion because it would have provided only a minimal cash tax benefit.

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

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net (Loss) Income of Affiliates

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Telesat Holdings Inc.	$(74,329)	$24,698	$47,251
XTAR, LLC	(30,463)	(26,200)	(5,854)
Other	—	—	(2,570)
	$(104,792)	$(1,502)	$38,827

The following is a reconciliation of the changes in our investment in Telesat for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(In thousands)
Opening Balance, January 1,	$74,329	$60,157
Equity in net (loss) income of Telesat	(131,038)	25,986
Eliminations of affiliate transactions and related amortization	(1,215)	(1,288)
Unrecognized loss (see below)	57,924	—
Settlement of tax indemnification	—	(4,963)
Proportionate share of Telesat other comprehensive income (see below)	—	(5,563)
Ending balance, December 31,	$—	$74,329

As of December 31, 2015, we held a 62.8% economic interest and a 32.7% voting interest in Telesat. Loral’s equity in net income of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income or loss of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned SS/L and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

As of December 31, 2015, our investment in Telesat has been reduced to zero as a result of recording our interest in Telesat’s losses which were primarily driven by foreign exchange losses. In following the equity method of accounting, we will not record equity in net income of Telesat until our share of Telesat’s future net income exceeds the unrecognized loss of $57.9 million. In addition, we will not record our equity of $20.8 million in Telesat’s other comprehensive income until all unrecognized losses have been recorded.

Summary financial information for Telesat in accordance with U.S. GAAP in Canadian dollars and U.S. dollars for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 follows (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
	(In Canadian dollars)			(In U.S. dollars)
Statement of Operations Data:
Revenues	954,157	920,856	892,812	751,684	837,440	867,914
Operating expenses	(178,607)	(178,075)	(190,491)	(140,706)	(161,944)	(185,179)
Depreciation, amortization and stock-based compensation	(242,430)	(254,943)	(252,813)	(190,985)	(231,849)	(245,764)
Loss on disposition of long lived assets	(30)	(304)	(1,725)	(24)	(276)	(1,677)
Operating income	533,090	487,534	447,783	419,969	443,371	435,294
Interest expense	(176,165)	(200,563)	(216,210)	(138,783)	(182,395)	(210,180)
Expense of refinancing	—	—	(20,219)	—	—	(19,655)
Foreign exchange loss	(541,991)	(255,411)	(197,065)	(426,980)	(232,275)	(191,569)
Gain on financial instruments	9,914	77,931	113,191	7,810	70,872	110,034
Other income	4,661	3,056	11,668	3,672	2,779	11,343
Income tax provision	(94,499)	(67,025)	(40,159)	(74,447)	(60,954)	(39,039)
Net (loss) income	(264,990)	45,522	98,989	(208,759)	41,398	96,228
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.2714	1.1001	1.0287

	As of December 31,		As of December 31,
	2015	2014	2015	2014
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	786,202	578,525	568,106	497,287
Total assets	5,548,543	5,290,592	4,009,352	4,552,613
Current liabilities	259,465	264,029	187,488	227,200
Long-term debt, including current portion	4,108,490	3,605,572	2,968,776	3,102,635
Total liabilities	5,031,747	4,557,625	3,635,918	3,921,887
Shareholders’ equity	516,796	732,967	373,434	630,726
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.3839	1.1621

Telesat revenue decreased by $86 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, lower revenue from customers in the energy and resource industries and lower equipment sales. Telesat’s revenue, excluding foreign exchange impact, would have decreased by $29 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

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

Telesat’s operating income decreased by $23 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the revenue decrease described above and the start of depreciation of the Telstar 12 VANTAGE satellite that entered service in December 2015. The foregoing decreases to operating income were partially offset by the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, a decrease in depreciation expense due to the end of useful life, for accounting purposes, of the Nimiq 2 satellite in February 2015, a decrease in amortization of intangible assets, a decrease in share-based compensation expense, a decrease in in-orbit insurance expense, lower bad debt expense and lower cost of sales related to lower equipment sales. Telesat’s operating income excluding foreign exchange impact would have decreased by $9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2015, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2015, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of December 31, 2015, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $115.5 million. This analysis assumes all other variables, in particular interest rates, remain constant.

The equity losses in XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations and other-than-temporary impairment of our investment in XTAR due to a decline in its fair value.

As of December 31, 2015, the value of our investment in XTAR was reduced to zero as a result of decline in its fair value that was determined to be other-than-temporary. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. We recorded non-cash impairment charges of $21.2 million and $18.7 million for the years ended December 31, 2015 and 2014, respectively, related to our investment in XTAR. The impairment charge recorded in 2014 was primarily due to a decline in XTAR’s revenues by approximately 17% from 2013 to 2014 resulting in a reassessment of our revenue expectations for future years. In the third quarter of 2015 we recorded an impairment charge of $8 million primarily as a result of an increase in the discount rate used to value our investment in XTAR. We recorded an additional impairment charge of $13.2 million in the fourth quarter of 2015 primarily due to the reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015.

For the year ended December 31, 2013, we recorded a loss contingency of $3.7 million for an indemnification of certain pre-closing liabilities related to our sale of Globalstar do Brasil S.A. (“GdB”) in 2008. We also recorded a gain of $1.1 million related to the sale of our ownership interest in an affiliate with no carrying value.

Loss from Discontinued Operations, net of tax

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Loss from discontinued operations, net of tax	$(778)	$(24,402)	$(4,877)

Adjustments to amounts previously reported in discontinued operations and interest expense that is directly related to the Sale are classified as discontinued operations for the years ended December 31, 2015, 2014 and 2013. Loss from discontinued operations in 2015 primarily comprises interest expense of $1.4 million on the ViaSat Settlement Agreement and the Allocation Agreement, net of an income tax benefit of $0.5 million. In 2014, loss from discontinued operations primarily comprises an increase to our indemnification liability of $38.8 million pursuant to the ViaSat Suit Settlement Agreement and the Allocation Agreement and is net of an income tax benefit of $14.5 million. Loss from discontinued operations in 2013 primarily comprises changes in the fair value of indemnification liabilities relating to the Sale, net of an income tax benefit of $3.0 million.

Backlog

Telesat’s backlog as of December 31, 2015 and 2014 was $3.5 billion and $3.9 billion, respectively. It is expected that approximately 15% of satellite services backlog will be recognized as revenue by Telesat during 2016. As of December 31, 2015, Telesat had received approximately $233 million of customer prepayments.

Critical Accounting Matters

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income (loss) reported for the period. Actual results could differ from estimates.

Investments in Affiliates

Ownership interests in Telesat and XTAR are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Our equity in net income or loss also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat and XTAR, on satellites we constructed for Telesat and XTAR during the period in which we owned SS/L and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary. As of December 31, 2015, the value of our investment in XTAR was reduced to zero as a result of the decline in its fair value that was determined to be other-than-temporary.

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

These provisions are applicable to all of our assets and liabilities that are measured and recorded at fair value.

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at December 31, 2015:

	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents: Money market funds	$53,129	$—	$—
Other current assets:
Indemnification - Sale of SS/L	—	—	1,953
Liabilities
Long term liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$1,006

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

The asset resulting from the indemnification of SS/L is for certain pre-closing taxes and reflects the excess of payments since inception over the estimated liability, which was originally determined using the fair value objective approach. The estimated liability for indemnifications relating to GdB, originally determined using expected value analysis, is net of payments since inception. The fair values of indemnification liabilities are not remeasured on a recurring basis.

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of December 31, 2015.

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

The tax benefit of a UTP taken or expected to be taken in income tax returns is recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to income taxes in income tax expense on a quarterly basis.

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

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. The discount rate determined on this basis, recommended by our consulting actuary and adopted by us, for the qualified pension plan and other employee postretirement benefit costs was 4.25% as of December 31, 2015 and 4.00% as of December 31, 2014.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Both investment types may include alternative investments which are permitted to be up to 40% of total plan assets. Pension plan assets are primarily managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment managers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 56.5% in equity investments and 43.5% in fixed income investments. The expected long-term rate of return on plan assets determined on this basis was 7.25% for 2015, 2014 and 2013. For 2016, we will use an expected long-term rate of return of 7.00%.

Pension and other employee postretirement benefit costs included in income from continuing operations are expected to be approximately $1.3 million in 2016 compared to $1.6 million in 2015. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased the qualified pension and other employee postretirement benefit costs by approximately $0.1 million and $0.1 million, respectively, in 2015.

The benefit obligations for pensions and other employee postretirement benefits exceeded the fair value of plan assets by $18.2 million at December 31, 2015. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

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

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.8% economic interest in Telesat. We also have a 56% economic interest in XTAR. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting. As of December 31, 2015, the value of our investment in XTAR was reduced to zero as a result of the decline in its fair value that was determined to be other-than-temporary.

Loral has no debt. Telesat has third party debt with financial institutions. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR is required to make payments of $5 million per year to pay down the outstanding restructured lease balance. As of December 31, 2015 and 2014, XTAR had deferred payment of liabilities to Hisdesat of $17.7 million and $5.4 million, respectively, for lease payments, including the restructured lease payments. The Company has not provided a guarantee for the debt of Telesat or XTAR.

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

Cash and Available Credit

At December 31, 2015, Loral had $58.9 million of cash and cash equivalents. The Company’s cash and cash equivalents as of December 31, 2015 increased by $7.4 million from December 31, 2014 due primarily to a $33.7 million principal payment received from MDA under the Land Note related to the Sale, partially offset by $11.2 million in payments pursuant to the Settlement Agreement and Allocation Agreement relating to the ViaSat Suit, corporate expenses net of consulting fees and revenue share from Telesat of $5.4 million, payments of $4.3 million related to strategic initiatives, postretirement benefits funding of $3.8 million and other indemnification payments of $1.5 million. A discussion of cash changes by activity is set forth in the sections, “Net cash used in operating activities,” “Net cash provided by investing activities,” and “Net cash provided by (used in) financing activities.”

The Company did not have a credit facility as of December 31, 2015 and 2014.

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

We expect that our major cash outlays for the next 12 months will include additional payments under the Settlement Agreement and the Allocation Agreement, payments under employee benefit programs and general corporate expenses net of consulting fees from Telesat.

Risks to Cash Flow

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Although the ViaSat Suit has been settled and our indemnification liability with respect thereto was determined in December 2014, the payment obligations to ViaSat are on a joint and several basis with MDA and SS/L. If MDA and SS/L were to default on all or part of their payment obligations to ViaSat, Loral would be obligated to pay ViaSat any amounts not paid by MDA and SS/L. We also remain obligated to indemnify MDA for certain pre-closing taxes. The amounts of indemnification claims relating to certain pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

Telesat

Cash and Available Credit

As of December 31, 2015, Telesat had CAD 691 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving credit facility.

Cash Flows from Operating Activities

Cash generated from operating activities for the year ended December 31, 2015 was CAD 422 million, a CAD 10 million increase compared to the prior year. The increase was primarily due to higher operating income, combined with lower interest payments and a positive change in working capital, partially offset by higher income taxes paid.

Cash generated from operating activities for the year ended December 31, 2014 was CAD 412 million, a CAD 68 million decrease compared to the prior year. The decrease was primarily due to higher income taxes paid and lower prepayments received from customers for future satellite services, partially offset by lower interest paid and an increase in operating income.

Cash generated from operating activities for the year ended December 31, 2013 was CAD 480 million. This consisted of operating income and customer prepayments for future satellite services, net of interest and income taxes paid.

Cash Flows used in Investing Activities

Cash used in Telesat’s investing activities for the year ended December 31, 2015 was CAD 194 million. Telesat’s investing activities included CAD 183 million of expenditures on satellite programs for the completion and launch of the Telstar 12 VANTAGE satellite in December 2015 and for the beginning of construction of the Telstar 19 VANTAGE and Telstar 18 VANTAGE satellites, as well as CAD 10 million for other property and equipment.

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

Cash Flows used in Financing Activities

Cash used in Telesat’s financing activities for the year ended December 31, 2015 was CAD 81 million. This was primarily related to mandatory principal payments made on Telesat’s senior secured credit facilities.

Cash used in financing activities for the year ended December 31, 2014 was CAD 137 million. This was primarily related to mandatory principal repayments made on Telesat’s senior secured credit facilities and the cash settlement related to the termination of Telesat’s cross-currency basis swaps and forward foreign exchange contract in October 2014.

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

In addition, cash generated by exchange rate changes was CAD 45 million, CAD 19 million and CAD 7 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Consolidated Operating Results – Equity in Net (Loss) Income of Affiliates for exchange rate information.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of December 31, 2015, cash flows from operating activities and drawings on the available lines of credit under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

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

Debt

Telesat’s debt as of December 31, 2015 and December 31, 2014 was as follows:

			December 31,
	Maturity	Currency	2015	2014
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	March 28, 2017	CAD or USD equivalent	—	—
Term Loan A	March 28, 2017	CAD	375,000	425,000
Term Loan B - Canadian facility	March 28, 2019	CAD	136,150	137,550
Term Loan B - U.S. facility	March 28, 2019	USD	2,349,505	1,993,233
6.0% Senior notes	May 15, 2017	USD	1,245,510	1,045,890
			4,106,165	3,601,673
Less: Deferred financing costs, interest rate floors and prepayment options			(42,944)	(55,994)
Total debt under international financial reporting standards			4,063,221	3,545,679
U.S. GAAP adjustments			45,269	59,893
Total debt under U.S. GAAP			4,108,490	3,605,572
Current portion			102,412	73,444
Long term portion			4,006,078	3,532,128

Senior Secured Credit Facilities

The obligations under Telesat’s credit agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest in the assets of Telesat and certain of its other subsidiaries (the “Guarantors”). The credit agreement contains covenants that restrict the ability of Telesat and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sale-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The credit agreement also requires Telesat and the Guarantors to comply with a maximum senior secured leverage ratio and contains customary events of default and affirmative covenants, including an excess cash sweep that may require Telesat to repay a portion of the outstanding principal under its senior secured credit facilities prior to the stated maturity.

The senior secured credit facilities are comprised of the following facilities:

i — Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $140 million loan facility available in either Canadian or U.S. dollars, maturing on March 28, 2017. Loans under the Revolving Facility bear interest at a floating rate plus an applicable margin of 2.00% for prime rate and Alternative Base Rate (“ABR”) loans and 3% for Bankers Acceptance (“BA”) and Eurodollar loans. The Revolving Facility currently has an unused commitment fee of 50 basis points. As of December 31, 2015, other than approximately CAD 0.1 million in drawings related to letters of credit, there were no borrowings under this facility.

ii — Term Loan A Facility

Telesat’s term loan A facility (“TLA Facility”) is a CAD 500 million loan maturing on March 28, 2017. As of December 31, 2015, CAD 375 million of the facility was outstanding which represents the full amount available following mandatory repayments. The outstanding borrowings under the TLA Facility currently bear interest at a floating rate of the BA borrowing rate plus an applicable margin of 3.00%. The mandatory principal repayments on the TLA Facility are payable in varying amounts on a quarterly basis.

iii — Term Loan B — Canadian Facility

Telesat’s Canadian term loan B facility (“Canadian TLB Facility”) is a CAD 140 million loan maturing on March 28, 2019. As of December 31, 2015, CAD 136 million of this facility was outstanding, which represents the full amount available following mandatory repayments. The Canadian TLB Facility currently bears interest at a floating rate of the BA borrowing rate, but not less than 1.00%, plus an applicable margin of 3.25%. The mandatory principal repayments on the Canadian TLB Facility are a quarter of 1% of the original amount of the loan, which must be paid on the last day of each quarter.

iv — Term Loan B — U.S. Facility

Telesat’s U.S. term loan B facility (“U.S. TLB Facility”) is a $1.746 billion loan maturing on March 28, 2019. As of December 31, 2015, $1.698 billion of the facility was outstanding, which represents the full amount available following mandatory repayments. The outstanding borrowings under the U.S. TLB Facility bear interest at a floating rate of LIBOR, but not less than 0.75%, plus an applicable margin of 2.75%. The mandatory principal repayments on the U.S. TLB Facility are a quarter of 1% of the original amount of the loan, which must be paid on the last day of each quarter.

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

As of December 31, 2015, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its senior notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and BA rates and the applicable margins of Telesat’s senior secured credit facilities and senior notes. Telesat’s estimated interest expense for the year ending December 31, 2016 is expected to be approximately CAD 180 million.

Derivatives

Telesat uses, as required, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

In order to manage its currency risk, Telesat had cross-currency basis swaps to synthetically convert $1.0 billion of the U.S. dollar denominated debt into CAD 1.2 billion of debt. These swaps were entered into in 2007 and matured in October 2014. Telesat has no outstanding currency derivative instruments as of December 31, 2015.

As of December 31, 2015, Telesat had one interest rate swap to fix interest on CAD 250 million of Canadian dollar denominated debt at a fixed rate of 1.62% (excluding applicable margins) and one interest rate swap to fix interest on CAD 300 million of U.S. dollar denominated debt at a fixed rate of 1.46% (excluding applicable margins). These contracts mature between June 30, 2016 and September 30, 2016.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of satellites and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 413 million as of December 31, 2015. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or funds available under the Revolving Facility. For the year ended December 31, 2015, Telesat had capital expenditures of CAD 229 million which included CAD 52 million in trade and other payables, as compared to capital expenditure of CAD 108 million in the prior year.

Contractual Obligations and Other Commercial Commitments

The following table aggregates Loral’s contractual obligations and other commercial commitments as of December 31, 2015 (in thousands).

Contractual Obligations:

	Payments Due by Period (3)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
SS/L indemnification (1)	$14,047	$11,238	$2,809	$—	$—
Lease payments(2)	877	585	292	—	—

(1)	Represents future payments to ViaSat pursuant to the Settlement Agreement among Loral, MDA, SS/L and ViaSat and the Allocation Agreement between Loral and MDA.

(2)	Represents future minimum payments under operating leases.

(3)	Does not include our liabilities for uncertain tax positions of $70 million. Because the timing of future cash outflows associated with our liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 7 to the financial statements). Does not include obligations for pension and other postretirement benefits, for which we are required to make employer contributions of approximately $2.3 million in 2016. We also expect to make employer contributions to our plans in future years.

Net Cash Used in Operating Activities

Net cash used in operations was $28.8 million for the year ended December 31, 2015.

Net cash used in operating activities by continuing operations was $16.0 million for the year ended December 31, 2015, consisting primarily of a $7.6 million decrease in our liability for UTPs, a $3.5 million decrease in pension and other postretirement liabilities, a $3.1 million cash use attributable to loss from continuing operations adjusted for non-cash operating items, a $1.0 million decrease in accrued expenses and other current liabilities and a $0.8 million decrease in income taxes payable.

Net cash used by operating activities from discontinued operations was $12.8 million for the year ended December 31, 2015 representing $11.2 million of payments to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement and a $1.5 million pre-closing tax indemnification payment pursuant to the Purchase Agreement.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2015 was $33.6 million.

Net cash provided by investing activities from discontinued operations for the year ended December 31, 2015 was $33.7 million consisting of the receipt of principal under the Land Note.

Net cash provided by investing activities for the year ended December 31, 2014 was $72.8 million.

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

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $2.6 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively, consisting of excess tax benefits associated with stock-based compensation.

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

Other

Operating cash flows for 2015 included contributions of approximately $2.7 million to the qualified pension plan and payments of approximately $1.0 million to participants related to the reduction of retiree medical benefits. Operating cash flows for 2014 included contributions of approximately $4.1 million to the qualified pension plan. Operating cash flows for 2013 included contributions of approximately $2.7 million to the qualified pension plan, net of $1.2 million received as a true-up of amounts transferred to the SS/L pension plan related to the Sale. In 2013, we also made regular benefit payments of $0.4 million for our supplemental executive retirement plan, in addition to the lump sum payment of $17.7 million related to the termination of the supplemental executive retirement plan.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Note 5 to the financial statements for further information on affiliate matters).

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item 1A — Risk Factors and also in Note 14 to our consolidated financial statements.

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

Loral had no derivative instruments as of December 31, 2015.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of December 31, 2015 lie in its U.S. dollar denominated debt financing and cash and short-term investments. In addition, approximately 51% of Telesat’s revenue, 42% of its operating expenses, 86% of its interest expense and a majority of its capital expenditures were denominated in U.S. dollars for the year ended December 31, 2015.

As of December 31, 2015, a five percent change in the Canadian dollar against the U.S. dollar would have changed Telesat’s net income by approximately $115.5 million. This analysis assumes that all other variables, in particular, interest rates, remain constant.

Interest Rate Risk

Telesat is exposed to interest rate risk on its cash and short-term investments and on its indebtedness, a portion of which includes a variable interest rate. Changes in the interest rates could impact the amount of interest that Telesat receives or is required to pay.

Derivative Financial Instruments

Telesat uses derivative instruments to manage its exposure to foreign currency and interest rate risk. Telesat’s policy is that it does not use derivative instruments for speculative purposes.

Telesat uses the following instruments, as required:

•	forward currency contracts to hedge foreign currency risk on anticipated cash flows, mainly related to the construction of satellites and interest payments;
•	Currency derivative instruments to hedge the foreign exchange risk on its U.S. dollar denominated debt; and
•	interest rate swaps to hedge the interest rate risk related to indebtedness, a portion of which includes a variable interest rate.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our president and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our president and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 29, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of February 16, 2016.

Name	Age	Position

Avi Katz	57	President, General Counsel and Secretary since December 2012. Senior Vice President, General Counsel and Secretary from January 2008 to December 2012.

John Capogrossi	62	Vice President, Chief Financial Officer and Treasurer since January 2016. Vice President, Chief Financial Officer, Treasurer and Controller from March 2013 to January 2016. Vice President and Controller from January 2008 to March 2013.

Ravinder S. Girgla	52	Vice President and Controller since January 2016. Deputy Controller from February 2013 to January 2016. Assistant Controller from July 2008 to February 2013.

The remaining information required under Item 10 will be presented in the Company’s 2016 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required under Item 11 will be presented in the Company’s 2016 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12 will be presented in the Company’s 2016 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under Item 13 will be presented in the Company’s 2016 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2016 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(6)
3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(4)
3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(8)
10.1	Purchase Agreement, dated as of June 26, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(14)
10.2	Amendment No. 1 to the Purchase Agreement, dated as of October 30, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(15)
10.3	Amendment No. 2 to Purchase Agreement, dated March 28, 2013, by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(19)
10.4	Shareholders Agreement, dated as of October 31, 2007, between Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Space & Communications Holdings Corporation, Loral Holdings Corporation, Loral Skynet Corporation, John P. Cashman, Colin D. Watson, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat and MHR Fund Management LLC(2)
10.5	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat(2)
10.6	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(2)
10.7	Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(2)
10.8	Amended and Restated Registration Rights Agreement dated December 23, 2008 by and among Loral Space & Communications Inc. and the Persons Listed on the Signature Pages Thereof(4)
10.9	Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.(7)
10.10	Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(3)
10.11	General Release dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡
10.12	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡
10.13	General Release and Separation Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(16) ‡
10.14	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(16) ‡

Exhibit Number	Description
10.15	General Release and Separation Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(18) ‡
10.16	Consulting Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(18) ‡
10.17	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(1) ‡
10.18	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(4) ‡
10.19	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(5) ‡
10.20	Form of Director 2009 Restricted Stock Unit Agreement(9) ‡
10.21	Form of Director 2010 Restricted Stock Unit Agreement(10) ‡
10.22	Form of Director 2011 Restricted Stock Unit Agreement(13) ‡
10.23	Form of Director 2012 Restricted Stock Unit Agreement(17) ‡
10.24	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011)(12) ‡
10.25	Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(11) ‡
10.26	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(11) ‡
10.27	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(11) ‡
10.28	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(20) ‡
10.29	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(20) ‡
10.30	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Paul D. Bush(20) ‡
10.31	Grant Agreement, dated as of January 28, 2016, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(24) ‡
10.32	Settlement Agreement, dated September 5, 2014, by and among ViaSat, Inc., Space Systems/Loral, LLC (f/k/a Space Systems/Loral, Inc.), Loral Space & Communications Inc., and (with respect to Section 4.2) MacDonald, Dettwiler and Associates Ltd.(21)
10.33	Release Agreement, dated September 5, 2014, by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(21)
10.34	MDA/Loral Dispute Resolution, dated December 1, 2014, by and between Loral Space & Communications Inc. and MacDonald, Dettwiler and Associates Ltd.(22)

Exhibit Number	Description
14.1	Code of Conduct, Revised as of January 19, 2016(23)
21.1	List of Subsidiaries of the Registrant†
23.1	Consent of Deloitte & Touche LLP†
23.2	Consent of Deloitte & Touche LLP†
31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†
99.1	Articles of Incorporation of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(2)
99.2	By-Law No. 1 of Telesat Holdings Inc. (formerly 4363205 Canada Inc.)(2)
99.3	Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings, Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(25)
99.4	Amendment No. 1, dated April 2, 2013, to the Credit Agreement, dated March 28, 2012, among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(27)
99.5	Indenture, dated May 14, 2012, with respect to Telesat Canada’s 6.0% Senior Notes due 2017, among Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto, and The Bank of New York Mellon, as Trustee(26)
99.6	First Supplemental Indenture, dated as of September 13, 2013, with respect to Telesat Canada’s 6.0% Senior Notes due 2017, among Telesat Luxembourg S.à r.l., Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto and The Bank of New York Mellon, as Trustee(28)
99.7	Second Supplemental Indenture, dated as of November 13, 2015, with respect to Telesat Canada’s 6.0% Senior Notes due 2017, among Telesat (IOM) Holdings Limited, Telesat International Limited, Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto and The Bank of New York Mellon, as Trustees(29)
101

Interactive Data Files†

(101.INS) XBRL Instance Document

(101.SCH) XBRL Taxonomy Extension Schema Document

(101.CAL) XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF) XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB) XBRL Taxonomy Extension Label Linkbase Document

(101.PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008.

(5)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2009.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2009.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2011.
(12)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2012.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 5, 2012.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 17, 2012.
(17)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 1, 2013.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2013.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2013.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2013.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2014.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 3, 2014.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 22, 2016.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 29, 2016.
(25)	Incorporated by reference from the Form 6-K filed by Telesat Canada on March 29, 2012.
(26)	Incorporated by reference from the Form 6-K filed by Telesat Canada on May 14, 2012.
(27)	Incorporated by reference from the Form 6-K filed by Telesat Holdings Inc. on April 2, 2013.
(28)	Incorporated by reference from the Form 20-F filed by Telesat Holdings Inc. on February 24, 2014.
(29)	Incorporated by reference from the Form 20-F filed by Telesat Holdings Inc. on February 25, 2016.

†	Filed herewith.
‡	Management contract or compensatory plan, contract or arrangement with directors or named executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ Avi Katz
Avi Katz

President, General Counsel & Secretary
Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D. Mark H. Rachesky, M.D.	Director, Non-Executive Chairman of the Board	February 29, 2016

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director, Vice Chairman of the Board	February 29, 2016

/s/ JOHN D. HARKEY, JR. John D. Harkey, Jr.	Director	February 29, 2016

/s/ ARTHUR L. SIMON Arthur L. Simon	Director	February 29, 2016

/s/ JOHN P. STENBIT John P. Stenbit	Director	February 29, 2016

/s/ JANET T. YEUNG Janet T. Yeung	Director	February 29, 2016

/s/ AVI KATZ Avi Katz	President, General Counsel & Secretary (Principal Executive Officer)	February 29, 2016

/s/ JOHN CAPOGROSSI John Capogrossi	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 29, 2016

/s/ RAVINDER S. GIRGLA Ravinder S. Girgla	Vice President and Controller (Principal Accounting Officer)	February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 29, 2016

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$58,853	$51,433
Notes receivable	—	33,667
Other current assets	2,979	1,786
Total current assets	61,832	86,886
Investments in affiliates	—	104,792
Deferred tax assets	152,676	112,898
Other assets	110	50
Total assets	$214,618	$304,626

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$2,376	$2,300
Other current liabilities	12,055	13,424
Total current liabilities	14,431	15,724
Pension and other postretirement liabilities	18,119	20,793
Long-term liabilities	73,578	92,469
Total liabilities	106,128	128,986
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized, 21,581,572 and 21,568,706 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,020,129	1,017,520
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(873,660)	(803,378)
Accumulated other comprehensive loss	(28,698)	(29,221)
Total shareholders' equity	108,490	175,640
Total liabilities and shareholders' equity	$214,618	$304,626

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
General and administrative expenses	$(6,530)	$(5,330)	$(16,038)
Operating loss	(6,530)	(5,330)	(16,038)
Interest and investment income	138	581	1,238
Interest expense	(17)	(15)	(17)
Other expense	(3,779)	(3,266)	(713)
Loss from continuing operations before income taxes and equity in net (loss) income of affiliates	(10,188)	(8,030)	(15,530)
Income tax benefit (provision)	45,476	8,105	(1,841)
Income (loss) from continuing operations before equity in net (loss) income of affiliates	35,288	75	(17,371)
Equity in net (loss) income of affiliates	(104,792)	(1,502)	38,827
(Loss) income from continuing operations	(69,504)	(1,427)	21,456
Loss from discontinued operations, net of tax	(778)	(24,402)	(4,877)
Net (loss) income	$(70,282)	$(25,829)	$16,579

Net (loss) income per share:

Basic
(Loss) income from continuing operations	$(2.25)	$(0.05)	$0.70
Loss from discontinued operations, net of tax	(0.03)	(0.79)	(0.16)
Net (loss) income	$(2.28)	$(0.84)	$0.54

Diluted
(Loss) income from continuing operations	$(2.25)	$(0.05)	$0.67
Loss from discontinued operations, net of tax	(0.03)	(0.79)	(0.16)
Net (loss) income	$(2.28)	$(0.84)	$0.51

Weighted average common shares outstanding:
Basic	30,928	30,920	30,850
Diluted	30,928	30,920	30,999

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(70,282)	$(25,829)	$16,579
Other comprehensive income (loss), net of tax:
Post-retirement benefits	523	(4,811)	8,482
Proportionate share of Telesat other comprehensive (loss) income	—	(3,494)	7,996
Other comprehensive income (loss) net of tax	523	(8,305)	16,478
Comprehensive (loss) income	$(69,759)	$(34,134)	$33,057

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2013	21,417	$214	9,506	$95	$1,027,266	154	$(9,592)	$(794,128)	$(37,394)	$186,461
Net income								16,579
Other comprehensive income									16,478
Comprehensive income										33,057
Exercise of restricted stock units	175	2			(2)					—
Equitable adjustment to restricted stock units for dividends and distributions	120	1			(1)					—
Shares surrendered to fund withholding taxes	(143)	(1)			(8,896)					(8,897)
Adjustment to tax benefit associated with stock-based compensation					(3,128)					(3,128)
Stock-based compensation					417					417
Balance, December 31, 2013	21,569	216	9,506	95	1,015,656	154	(9,592)	(777,549)	(20,916)	207,910
Net loss								(25,829)
Other comprehensive loss									(8,305)
Comprehensive loss										(34,134)
Adjustment to tax benefit associated with stock-based compensation					1,864					1,864
Balance, December 31, 2014	21,569	216	9,506	95	1,017,520	154	(9,592)	(803,378)	(29,221)	175,640
Net loss								(70,282)
Other comprehensive income									523
Comprehensive loss										(69,759)
Settlement of restricted stock units	13	—			—					—
Adjustment to tax benefit associated with stock-based compensation					2,609					2,609
Balance, December 31, 2015	21,582	$216	9,506	$95	$1,020,129	154	$(9,592)	$(873,660)	$(28,698)	$108,490

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net (loss) income	$(70,282)	$(25,829)	$16,579
Loss from discontinued operations, net of tax	778	24,402	4,877
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating items (Note 2)	66,399	(8,276)	(1,521)
Changes in operating assets and liabilities:
Other current assets and other assets	25	(125)	2,012
Accrued expenses and other current liabilities	(988)	1,152	(8,442)
Income taxes receivable and payable	(834)	13,128	(12,112)
Pension and other postretirement liabilities	(3,504)	(3,930)	(21,183)
Long-term liabilities	(7,586)	(2,903)	(1,750)
Net cash used in operating activities – continuing operations	(15,992)	(2,381)	(21,540)
Net cash used in operating activities – discontinued operations	(12,762)	(26,743)	(48,965)
Net cash used in operating activities	(28,754)	(29,124)	(70,505)
Investing activities:
Tax indemnification recovery from affiliate	—	5,438	—
Proceeds from sale of investments, net	—	—	1,150
Capital expenditures	(102)	(4)	(64)
Net cash (used in) provided by investing activities – continuing operations	(102)	5,434	1,086
Receipt of principal, Land Note - discontinued operations	33,667	67,333	—
Net cash provided by investing activities	33,565	72,767	1,086
Financing activities:
Funding of withholding taxes for stock-based compensation	—	—	(8,897)
Adjustment to tax benefit associated with stock based-based compensation	2,609	1,864	(3,128)
Net cash provided by (used in) financing activities – continuing operations	2,609	1,864	(12,025)
Net cash provided by financing activities – discontinued operations	—	—	—
Net cash provided by (used in) financing activities	2,609	1,864	(12,025)
Increase (decrease) in cash and cash equivalents	7,420	45,507	(81,444)
Cash and cash equivalents — beginning of period	51,433	5,926	87,370
Cash and cash equivalents — end of period	$58,853	$51,433	$5,926

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

Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd., which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization, as modified.

2. Basis of Presentation

The consolidated financial statements include the results of Loral and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated.

Discontinued Operations

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SS/L”), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral agreed to indemnify MDA and its affiliates from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L (see Note 14).

Adjustments to amounts previously reported in discontinued operations and interest expense that is directly related to the Sale are classified as discontinued operations in the statements of operations and cash flows for the years ended December 31, 2015, 2014 and 2013.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant estimates also included the allowances for doubtful accounts, income taxes, including the valuation of deferred tax assets, the fair value of liabilities indemnified and our pension liabilities.

Cash and Cash Equivalents

As of December 31, 2015, the Company had $58.9 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase and no redemption limitations. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$53,129	$—	$—	$42,432	$—	$—
Note receivable:
Land Note	$—	$—	$—	$—	$—	$33,667
Other current assets:
Indemnification - Sale of SS/L	$—	$—	$1,953	$—	$—	$428
Liabilities
Long term liabilities
Indemnification - Globalstar do Brasil S.A.	$—	$—	$1,006	$—	$—	$972

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments. The carrying amount of the Land Note (see Note 4) approximates fair value because the stated interest rate was consistent with then current market rates.

The asset resulting from the indemnification of SS/L is for certain pre-closing taxes and reflects the excess of payments since inception over the estimated liability, which was originally determined using fair value objective approach. The estimated liability for indemnifications relating to Globalstar do Brasil S.A. (“GdB”), originally determined using expected value analysis, is net of payments since inception. The fair values of indemnification liabilities are not remeasured on a recurring basis.

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of December 31, 2015.

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

Earnings per Share

Basic earnings per share are computed based upon the weighted average number of shares of voting and non-voting common stock outstanding during each period. Shares of non-voting common stock are in all respects identical to and treated equally with shares of voting common stock except for the absence of voting rights (other than as provided in Loral’s Amended and Restated Certificate of Incorporation which was ratified by Loral’s stockholders on May 19, 2009). Diluted earnings per share are based on the weighted average number of shares of voting and non-voting common stock outstanding during each period, adjusted for the effect of unvested or unconverted restricted stock units.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Non-cash operating items:
Equity in net loss (income) of affiliates	$104,792	$1,502	$(38,827)
Deferred taxes	(39,694)	(10,276)	28,184
Depreciation and amortization	41	42	18
Stock-based compensation	—	—	417
Amortization of prior service credit and actuarial loss	1,260	456	8,687
Net non-cash operating items – continuing operations	$66,399	$(8,276)	$(1,521)

Supplemental information:
Interest paid – continuing operations	$314	$15	$17
Interest paid – discontinued operations	$1,549	$227	$—
Tax refunds, net of payments - continuing operations	$(233)	$(10,265)	$(10,061)
Tax payments, net of refunds – discontinued operations	$—	$—	$35,074

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes, which simplifies the balance sheet classification of deferred taxes. The new guidance requires that all deferred taxes be presented as noncurrent. The new guidance is effective in fiscal years beginning after December 15, 2016 with earlier application permitted. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted the guidance for the 2015 annual reporting period and applied it prospectively. The new guidance did not have a material impact on our consolidated financial statements (see Note 7).

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The guidance, effective for the Company on January 1, 2016, with earlier application permitted as of the beginning of the fiscal year of adoption, is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued a new standard – ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern - that will explicitly require management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. According to the new standard, substantial doubt about an entity’s ability to continue as a going concern exists if it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the entity’s financial statements are issued. In order to determine the specific disclosures, if any, that would be required, management will need to assess if substantial doubt exists, and, if so, whether its plans will alleviate such substantial doubt. The new standard requires assessment each annual and interim period and will be effective for the Company on December 31, 2016 with earlier application permitted. We do not expect this guidance to have a material impact on our consolidated financial statements.

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

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance at January 1, 2013	$(17,653)	$(19,741)	$(37,394)

Other comprehensive income before reclassification	3,102	7,996	11,098
Amounts reclassified from accumulated other comprehensive loss	5,380	—	5,380
Net current-period other comprehensive income	8,482	7,996	16,478
Balance at December 31, 2013	(9,171)	(11,745)	(20,916)

Other comprehensive loss before reclassification	(5,147)	(3,494)	(8,641)
Amounts reclassified from accumulated other comprehensive loss	336	—	336
Net current-period other comprehensive loss	(4,811)	(3,494)	(8,305)
Balance at December 31, 2014	(13,982)	(15,239)	(29,221)

Other comprehensive loss before reclassification	(265)	—	(265)
Amounts reclassified from accumulated other comprehensive loss	788	—	788
Net current-period other comprehensive loss	523	—	523
Balance at December 31, 2015	$(13,459)	$(15,239)	$(28,698)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of other comprehensive (loss) income and related tax effects are as follows (in thousands):

	Before-Tax Amount	Tax (Provision) Benefit	Net-of-Tax Amount
Year ended December 31, 2015
Postretirement Benefits:
Net actuarial loss and prior service credits	$(424)	$159	$(265)
Amortization of prior service credits and net actuarial loss	1,260 (a)	(472)	788
Postretirement benefits	836	(313)	523
Proportionate share of Telesat Holdco other comprehensive loss (see Note 5)	—	—	—
Other comprehensive loss	$836	$(313)	$523

Year ended December 31, 2014
Postretirement Benefits:
Net actuarial loss and prior service credits	$(8,117)	$2,970	$(5,147)
Amortization of prior service credits and net actuarial loss	456 (a)	(120)	336
Postretirement benefits	(7,661)	2,850	(4,811)
Proportionate share of Telesat Holdco other comprehensive (loss) gain	(5,563)	2,069	(3,494)
Other comprehensive income	$(13,224)	$4,919	$(8,305)

Year ended December 31, 2013
Postretirement Benefits:
Net actuarial loss and prior service credits	$5,012	$(1,910)	$3,102
Amortization of prior service credits and net actuarial loss	8,687 (a)	(3,307)	5,380
Postretirement benefits	13,699	(5,217)	8,482
Proportionate share of Telesat Holdco other comprehensive (loss) income	12,906	(4,910)	7,996
Other comprehensive income	$26,605	$(10,127)	$16,478

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

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	December 31,
	2015	2014
Telesat Holdings Inc.	$—	$74,329
XTAR, LLC	—	30,463
	$—	$104,792

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity in net (loss) income of affiliates consists of (in thousands):

	Year Ended December 31,
	2015	2014	2013
Telesat Holdings Inc.	$(74,329)	$24,698	$47,251
XTAR, LLC	(30,463)	(26,200)	(5,854)
Other	—	—	(2,570)
	$(104,792)	$(1,502)	$38,827

Telesat

As of December 31, 2015 and 2014, we held a 62.8% economic interest and a 32.7% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.7% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

As of December 31, 2015, our investment in Telesat has been reduced to zero as a result of recording our interest in Telesat’s losses which were primarily driven by foreign exchange losses. In following the equity method of accounting, we will not record equity in net income of Telesat until our share of Telesat’s future net income exceeds the unrecognized loss of $57.9 million. In addition, we will not record our equity of $20.8 million in Telesat’s other comprehensive income until all unrecognized losses have been recorded.

Our statements of operations and comprehensive (loss) income for the years ended December 31, 2015 and 2014 included equity in net (loss) income of affiliates of $(3.5) million and $0.3 million, respectively, and other comprehensive income of $5.3 million and $0.4 million, respectively, that should have been recognized in prior periods. These adjustments, which related to our investment in Telesat, consisted primarily of foreign exchange gains and losses. The Company has not revised previous financial statements for these adjustments based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Under Telesat’s credit agreement and the indenture for Telesat’s 6% senior notes, dividends or certain other restricted payments may be paid only if there is a sufficient capacity under a restricted payment basket, which is based on a formula of cumulative consolidated EBITDA less 1.4 times cumulative consolidated interest expense. Under the 6% senior note indenture and credit agreement, Telesat is generally permitted to pay consulting fees to Loral in cash (See Note 15).

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

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statement of Operations Data:
Revenues	$751,684	$837,440	$867,914
Operating expenses	(140,706)	(161,944)	(185,179)
Depreciation, amortization and stock-based compensation	(190,985)	(231,849)	(245,764)
Loss on disposition of long lived assets	(24)	(276)	(1,677)
Operating income	419,969	443,371	435,294
Interest expense	(138,783)	(182,395)	(210,180)
Expense of refinancing	—	—	(19,655)
Foreign exchange loss	(426,980)	(232,275)	(191,569)
Gain on financial instruments	7,810	70,872	110,034
Other income	3,672	2,779	11,343
Income tax provision	(74,447)	(60,954)	(39,039)
Net (loss) income	$(208,759)	$41,398	$96,228

	December 31,
	2015	2014
Balance Sheet Data:
Current assets	$568,106	$497,287
Total assets	4,009,352	4,552,613
Current liabilities	187,488	227,200
Long-term debt, including current portion	2,968,776	3,102,635
Total liabilities	3,635,918	3,921,887
Shareholders’ equity	373,434	630,726

Telesat had capital expenditures of $152.5 million, $86.6 million and $77.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

XTAR

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2015, the carrying value of our investment in XTAR was reduced to zero as a result of the decline in its fair value that was determined to be other-than-temporary. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. We recorded non-cash impairment charges of $21.2 million and $18.7 million for the years ended December 31, 2015 and 2014, respectively, related to our investment in XTAR. The impairment charge recorded in 2014 was primarily due to a decline in XTAR’s revenues by approximately 17% from 2013 to 2014 resulting in a reassessment of our revenue expectations for future years. In the third quarter of 2015, we recorded an impairment charge of $8 million primarily as a result of an increase in the discount rate used to value our investment in XTAR. We recorded an additional impairment charge of $13.2 million in the fourth quarter of 2015 primarily due to the reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015. Beginning January 1, 2016, we will discontinue providing for our allocated share of XTAR’s net losses as our investment has been reduced to zero and we have no commitment to provide further financial support to XTAR.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $26 million in 2015, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2020. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through December 31, 2015 were $29.3 million. As of December 31, 2015 and 2014, XTAR has deferred payment of liabilities of $17.7 million and $5.4 million, respectively, for its lease obligation and Catch-Up Payments to Hisdesat. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR (see Note 15). The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement.

The following table presents summary financial data for XTAR for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statement of Operations Data:
Revenues	$25,852	$29,171	$35,283
Operating expenses	(31,933)	(31,367)	(33,763)
Depreciation and amortization	(8,874)	(9,257)	(9,247)
Operating loss	(14,955)	(11,453)	(7,727)
Net loss	(18,722)	(13,835)	(10,895)

	December 31,
	2015	2014
Balance Sheet Data:
Current assets	$7,533	$4,992
Total assets	44,793	53,508
Current liabilities	41,712	28,585
Total liabilities	68,126	59,342
Members’ equity	(23,333)	(5,834)

Other

For the year ended December 31, 2013, we recorded a loss contingency and made a payment of $3.7 million for an indemnification of certain pre-closing liabilities related to our sale of GdB in 2008. We also recorded a gain of $1.1 million related to the sale of our ownership interest in an affiliate with no carrying value.

As of December 31, 2015 and 2014, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	December 31,
	2015	2014
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$10,714	$10,081
Accrued professional fees	871	1,849
Pension and other postretirement liabilities	120	526
Deferred tax liability	—	416
Accrued liabilities	350	552
	$12,055	$13,424

7. Income Taxes

The benefit (provision) for income taxes on the loss from continuing operations before income taxes and equity in net (loss) income of affiliates consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. Federal	$(1,089)	$(5,524)	$25,567
State and local	7,106	3,573	976
Foreign	(235)	(220)	(200)
Total current	5,782	(2,171)	26,343
Deferred:
U.S. Federal	35,721	8,531	(26,981)
State and local	3,973	1,745	(1,203)
Total deferred	39,694	10,276	(28,184)
Total income tax benefit (provision)	$45,476	$8,105	$(1,841)

Our current tax benefit (provision) includes a decrease (increase) to our liability for UTPs for (in thousands):

	Year Ended December 31,
	2015	2014	2013
Decrease to unrecognized tax benefits	$4,921	$3,062	$1,952
Interest expense	(103)	(1,757)	(1,429)
Penalties	1,393	1,250	521
Total	$6,211	$2,555	$1,044

The deferred tax benefit (provision) for each period included the impact of equity in net (loss) income of affiliates from our consolidated statement of operations.

During 2015, the statute of limitations for the assessment of additional tax expired with regard to several federal and state UTPs from 2007, 2010 and 2011, and certain other UTPs were settled. As a result, the reduction to our liability for UTPs provided a current tax benefit, partially offset by an additional provision for the potential payment of interest on our remaining UTPs.

During 2014, the Company received a $10.6 million tax refund from the carryback of its 2013 federal tax loss against taxes previously paid for 2012. The current tax provision of $2.2 million for 2014 included a reduction to the benefit recorded in 2013 for this refund after having made lower contributions to our qualified pension plan in 2014 than originally anticipated.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For 2014 and 2013, the deferred tax benefit (provision) also included an increase to our federal NOL carryforward from the enhanced extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code. Without the Sale, we would not have remeasured the extraterritorial income exclusion because it would have provided only a minimal cash tax benefit. Also, the deferred tax provision for each period included the impact of our equity in net income of Telesat.

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

In addition to the benefit (provision) for income taxes on the loss from continuing operations presented above, we also recorded the following items (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax benefit on loss from discontinued operations	$450	$14,482	$2,995
Adjustment to tax benefit associated with stock-based compensation recorded to paid-in-capital	2,609	1,864	(3,128)
Deferred tax (provision) benefit for adjustments in other comprehensive loss (See Note 3)	(313)	4,919	(10,127)

The Company uses the with-and-without approach of determining when excess tax benefits from stock-based compensation have been realized. During 2015, the Company received a $2.1 million tax refund from the carryback of its 2014 U.S. federal NOL to 2012. The Company re-determined the excess tax benefit from stock-based compensation and recorded a $2.6 million increase, a $1.9 million increase and a $3.1 million decrease to paid-in-capital for the years ended December 31, 2015, 2014 and 2013, respectively. In addition to the deferred tax assets on the consolidated balance sheet as of December 31, 2015, the Company has $4.5 million of federal AMT credits that, when realized in the future, will also be recorded as an increase to paid-in-capital.

The benefit (provision) for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate on the loss from continuing operations before income taxes and equity in net (loss) income of affiliates because of the effect of the following items (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax benefit at U.S. Statutory Rate of 35%	$3,566	$2,811	$5,435
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	7,821	4,497	155
Equity in net loss (income) of affiliates	36,677	526	(13,589)
Extraterritorial income exclusion	—	3,468	6,177
Domestic production activity benefit	—	—	2,317
Provision for unrecognized tax benefits	(708)	(833)	(332)
Interest on deferred installment sale	—	(216)	(1,296)
Nondeductible expenses	(1,411)	(1,359)	(762)
Change in valuation allowance	(307)	(624)	(121)
Federal research and development credit	—	—	402
Foreign income taxes	(153)	(143)	(130)
Other, net	(9)	(22)	(97)
Total income tax benefit (provision)	$45,476	$8,105	$(1,841)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at January 1	$78,333	$80,527	$76,080
Increases related to prior year tax positions	1,955	2,141	6,755
Decreases related to prior year tax positions	—	(423)	(1,025)
Decreases as a result of statute expirations	(6,876)	(3,043)	(1,283)
Decreases as a result of tax settlements	(1,114)	(869)	—
Balance at December 31	$72,298	$78,333	$80,527

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2011. Earlier years related to certain foreign jurisdictions remain subject to examination. Various federal, state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our federal income tax return filed for 2012 and state income tax returns filed for 2011 and 2012, potentially resulting in a $31.3 million reduction to our unrecognized tax benefits. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L for taxes related to periods prior to the closing of the transaction.

Our liability for UTPs decreased from $77.1 million at December 31, 2014 to $69.5 million at December 31, 2015 and is included in long-term liabilities in the consolidated balance sheets. At December 31, 2015, we have accrued $5.6 million and $6.4 million for the potential payment of tax-related interest and penalties, respectively. If our positions are sustained by the taxing authorities, approximately $30.3 million of the tax benefits will reduce the Company’s income tax provision from continuing operations. Other than as described above, there were no significant changes to our unrecognized tax benefits during the year ended December 31, 2015, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

In connection with the acquisition of our ownership interest in Telesat, Loral indemnified Telesat for Loral Skynet tax liabilities relating to periods preceding 2007 and retained the benefit of tax recoveries related to the transferred assets. The unrecognized tax benefits related to the Loral Skynet subsidiaries were transferred to Telesat subject to the Telesat Indemnification. At December 31, 2015, Loral’s asset or liability for the Telesat Indemnification based upon the probable outcome of these matters is not expected to be material (see Notes 5 and 15).

At December 31, 2015, we had federal NOL carryforwards of $252.2 million, state NOL carryforwards, primarily California ($77.8 million) and New York ($1.1 million), and federal research credits of $1.2 million which expire from 2016 to 2024, as well as federal and state AMT and state research credit carryforwards of approximately $7.4 million that may be carried forward indefinitely.

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

We assess the recoverability of our NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We continue to maintain our valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2015, we had a valuation allowance totaling $8.2 million against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods. During 2015, the valuation allowance increased by $0.3 million, which was recorded as a provision to continuing operations in our statement of operations. Subsequent to the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

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

The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss and tax credit carryforwards	$117,676	$122,152
Compensation and benefits	1,639	1,790
Indemnification liabilities	5,434	9,114
Other, net	2,023	2,413
Federal benefit of uncertain tax positions	7,818	10,026
Pension costs	6,294	6,752
Investments in and advances to affiliates	20,004	—
Total deferred tax assets before valuation allowance	160,888	152,247
Less valuation allowance	(8,212)	(7,905)
Deferred tax assets net of valuation allowance	152,676	144,342
Deferred tax liabilities:
Deferred installment sale	—	(12,376)
Investments in and advances to affiliates	—	(19,645)
Total deferred tax liabilities	—	(32,021)
Net deferred tax assets	$152,676	$112,321

Classification on consolidated balance sheets:
Other current assets	$—	$654
Long-term deferred tax assets	152,676	112,898
Other current liabilities	—	(416)
Long term liabilities	—	(815)
Net deferred tax assets	$152,676	$112,321

As discussed in Note 2, during the year ended December 31, 2015, the Company prospectively adopted ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. If the accounting change were adopted on a retrospective basis, the current deferred tax assets and liabilities as of December 31, 2014 as per the table above would be classified as long-term deferred tax assets and liabilities, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Long Term Liabilities

Long term liabilities consists of (in thousands):

	December 31,
	2015	2014
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$2,754	$13,242
Indemnification liabilities - other (see Note 14)	1,006	972
Deferred tax liability	—	815
Liabilities for uncertain tax positions	69,511	77,133
Other	307	307
	$73,578	$92,469

9. Shareholders’ Equity

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

10. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of voting common stock reserved and available for issuance under the Stock Incentive Plan is 1,390,880 shares of which 1,315,618 were available for future grant at December 31, 2015. This number of shares of voting common stock available for issuance would be reduced if restricted stock units are settled in voting common stock. In addition, shares of common stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan.

During the year ended December 31, 2013 the following activity occurred under the Stock Incentive Plan (in thousands):

Year Ended December 31, 2013
Total fair value of restricted stock units vested	$2,241

Stock-based compensation expense consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation	$—	$12	$488

As of December 31, 2015, there is no unrecognized compensation cost related to non-vested awards.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 61.7%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

Year Ended December 31, 2013
Income from continuing operations — basic	$21,456
Less: Adjustment for dilutive effect of Telesat stock options	(641)
Income from continuing operations — diluted	$20,815

Telesat stock options are excluded from the calculation of diluted loss per share for the years ended December 31, 2015 and 2014 as the effect would be antidilutive.

Basic earnings per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

Year Ended December 31, 2013
Weighted average common shares outstanding	30,850
Unconverted restricted stock units	149
Common shares outstanding for diluted earnings per share	30,999

For the years ended December 31, 2015 and 2014, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2015	2014
Unconverted restricted stock units	78	84

12. Pensions and Other Employee Benefit Plans

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

Other Benefits

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents through plans sponsored by Telesat. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for our pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions. Effective January 1, 2015, retiree medical coverage for retirees age 65 or over and their dependents was discontinued. In 2015, the Company made discretionary lump sum payments to participants affected to assist them in purchasing alternate coverage. The effects on the consolidated financial statements of discontinuing this coverage and the lump sum payments were not significant.

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

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2015 and 2014, and a statement of the funded status as of December 31, 2015 and 2014. We use a December 31 measurement date for the pension plans and other post-retirement benefits (in thousands).

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
Reconciliation of benefit obligation:
Obligation at beginning of period	$48,172	$40,242	$1,623	$1,517
Service cost	511	188	2	1
Interest cost	1,896	1,882	38	71
Participant contributions	22	21	38	58
Actuarial (gain) loss	(1,930)	7,554	(1)	145
Benefit payments	(1,695)	(1,715)	(92)	(169)
Curtailment and settlement	—	—	(1,049)	—
Obligation at December 31,	46,976	48,172	559	1,623
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	28,476	24,628	—	—
Actual return on plan assets	(248)	1,464	—	—
Employer contributions	2,741	4,078	54	111
Participant contributions	22	21	38	58
Benefit payments	(1,695)	(1,715)	(92)	(169)
Fair value of plan assets at December 31,	29,296	28,476	—	—
Funded status at end of period	$(17,680)	$(19,696)	$(559)	$(1,623)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $18.2 million at December 31, 2015 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 4.25% and 4.00% at December 31, 2015 and 2014, respectively. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $3.6 million and $4.0 million as of December 31, 2015 and 2014, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension plan and other post-retirement benefits.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2015 and 2014 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Actuarial loss	$(16,830)	$(17,200)	$(95)	$(550)
Amendments-prior service cost	—	—	(69)	(80)
	$(16,830)	$(17,200)	$(164)	$(630)

The amounts recognized in other comprehensive loss during the years ended December 31, 2015, 2014 and 2013 consist of (in thousands):

	Year Ended December 31,
	2015		2014		2013
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Actuarial (loss) gain during the period	$(425)	$1	$(7,972)	$(145)	$5,491	$(249)
Prior service credit during the period	—	—	—	—	—	(230)
Amortization of actuarial loss	795	26	408	39	5,947	44
Amortization of prior service cost	—	11	—	9	—	9
Recognition due to curtailment	—	428	—	—	2,624	63
Total recognized in other comprehensive income (loss)	$370	$466	$(7,564)	$(97)	$14,062	$(363)

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Current Liabilities	$—	$—	$120	$526
Long-Term Liabilities	17,680	19,696	439	1,097
	$17,680	$19,696	$559	$1,623

The estimated actuarial loss for pension benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $0.8 million.

The accumulated pension benefit obligation was $46.0 million and $46.9 million at December 31, 2015 and 2014, respectively.

During 2015, we contributed $2.7 million to the qualified pension plan and contributed $1.1 million for other employee post-retirement benefits including payments to participants affected by the discontinuation of retiree medical benefits at age 65. During 2016, based on current estimates, our minimum required contributions to the qualified pension plan will be approximately $2.2 million. We expect that our funding of other employee post-retirement benefits during 2016 will not be significant.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the components of net periodic cost included in income from continuing operations for the plans for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Service cost	$511	$188	$311	$2	$1	$2
Interest cost	1,896	1,882	1,843	38	71	65
Expected return on plan assets	(2,107)	(1,882)	(1,503)	—	—	—
Recognition due to curtailment	—	—	1,671	428	—	78
Amortization of prior service cost	—	—	—	11	9	9
Amortization of net actuarial loss	795	408	5,947	26	39	44
Net periodic cost	$1,095	$596	$8,269	$505	$120	$198

Assumptions

Assumptions used to determine net periodic cost:

	For the Year Ended December 31,
	2015	2014	2013
Discount rate	4.00%	4.75%	4.00%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	4.25%	4.25%	4.25%

Assumptions used to determine the benefit obligation:

	December 31,
	2015	2014	2013
Discount rate	4.25%	4.00%	4.75%
Rate of compensation increase	4.25%	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Our expected long-term rate of return on plan assets for 2016 is 7.0%.

As of December 31, 2015 and 2014, the Company contributions remaining for other benefits were primarily for fixed amounts. Therefore, future health care cost trend rates will not affect Company costs and accumulated postretirement benefit obligation.

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

Asset allocation policy is the principal method for achieving the pension plan’s investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. The pension plans’ actual and targeted asset allocations are as follows:

	December 31,
	Actual Allocation		Target Allocation
	2015	2014	Target	Target Range
Equities	57%	58%	56.5%	50-70%
Fixed Income	43%	42%	43.5%	30-50%
	100%	100%	100%	100%

The target and target range levels can be further defined as follows:

	Target Allocation
	Target	Target Range
U.S. Large Cap Equities	23.0%	15-40%
U.S. Small Cap Equities	6.5%	0-10%
Global Equities	7.5%	5-20%
Non-U.S. Equities	12.0%	5-20%
Alternative Equity Investments	7.5%	0-20%
Total Equities	56.5%	50-70%

Fixed Income	34.5%	20-40%
Alternative Fixed Income Investments	9.0%	0-20%
Total Fixed Income	43.5%	30-50%

Total Target Allocation	100%	100%

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below provides the fair values of the Company’s pension plan assets at December 31, 2015 and 2014, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts.

	Fair Value Measurements
			Quoted Prices
			In Active Markets	Significant	Significant
			For Identical	Observable	Unobservable
			Assets	Inputs	Inputs
Asset Category	Total	Percentage	Level 1	Level 2	Level 3
	(In thousands)
At December 31, 2015:
Equity securities:
U.S. large-cap(1)	$7,159	24%		$7,159
U.S. small-cap(2)	1,989	7%		1,989
Global (3)	2,333	8%		2,333
Non-U.S.(4)	3,704	13%		3,704
Alternative investments:
Equity long/short fund(5)	847	3%			$847
Real Estate Securities(6)	614	2%		614
Private equity fund(7)	174	0%			174
	16,820	57%	—	15,799	1,021
Fixed income securities:
Commingled funds(8)	10,708	37%		10,708
Alternative investments:
Distressed opportunity limited partnership(9)	313	1%			313
Multi-strategy limited partnerships(10)	1,455	5%			1,455
	12,476	43%	—	10,708	1,768

	$29,296	100%	—	$26,507	$2,789

At December 31, 2014:
Equity securities:
U.S. large-cap(1)	$7,031	25%		$7,031
U.S. small-cap(2)	2,004	7%		2,004
Global (3)	2,288	8%		2,288
Non-U.S.(4)	3,494	12%		3,494
Alternative investments:
Equity long/short fund(5)	801	3%			$801
Real Estate Securities(6)	598	2%		598
Private equity fund(7)	249	1%			249
	16,465	58%	—	15,415	1,050

Fixed income securities:
Commingled funds(8)	10,273	36%		10,273
Alternative investments:
Distressed opportunity limited partnership(9)	368	1%			368
Multi-strategy limited partnerships(10)	1,370	5%			1,370
	12,011	42%	—	10,273	1,738

	$28,476	100%	—	$25,688	$2,788

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Investments in common stocks that rank among the largest 1,000 companies in the U.S. stock market.

(2)	Investments in common stocks that rank among the small capitalization stocks in the U.S. stock market.

(3)	Investments in common stocks across the world without being limited by national borders or to specific regions.

(4)	Investments in common stocks of companies from developed and emerging countries outside the United States.

(5)	Investments primarily in long and short positions in equity securities of U.S. and non-U.S. companies. The fund has semi-annual tender offer redemption periods on June 30 and December 31 and is reported on a one month lag.

(6)	As of December 31, 2015 and 2014, the pension plan was invested in real estate through a fund of funds which invests in global public real estate securities (REITs).

(7)	Fund invests in portfolios of secondary interest in established venture capital, buyout, mezzanine and special situation funds on a global basis. Fund is valued on a quarterly lag with adjustment for subsequent cash activity.

(8)	Investments in bonds representing many sectors of the broad bond market with both short-term and intermediate-term maturities.

(9)	Investments mainly in discounted debt securities, bank loans, trade claims and other debt and equity securities of financially troubled companies. This partnership has semi-annual withdrawal rights on June 30 and December 31. This fund is reported on a one month lag.

(10)	Investments mainly in partnerships that have multi-strategy investment programs and do not rely on a single investment model. As of December 31, 2015 and 2014, investments include a partnership that has monthly liquidation rights with notice of 33 days. As of December 31, 2014, investments also included a second partnership that had quarterly liquidation rights with notice of 65 days. Both funds were reported on a one month lag.

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

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2015 and 2014 is presented below:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Equity Fund	Equity Long/Short Fund	Distressed Opportunity Ltd. Partnership	Other Limited Partnership	Multi Strategy Funds	Total
	(In thousands)
Balance at January 1, 2014	$287	$842	$364	—	$1,291	$2,784
Unrealized gain (loss)	12	(41)	4	—	79	54
Realized gain/(loss)	—	—	—	16	—	16
Sales	(50)	—	—	(16)	—	(66)
Balance at December 31, 2014	249	801	368	—	1,370	2,788
Unrealized gain (loss)	2	46	(55)	—	26	19
Realized gain	—	—	—	—	59	59
Purchases	—	—	—	—	639	639
Sales	(77)	—	—	—	(639)	(716)
Balance at December 31, 2015	$174	$847	$313	—	$1,455	$2,789

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The annual audited financial statements of all funds are reviewed by the Company.

Benefit Payments

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Benefits
2016	$1,738	$123
2017	1,733	59
2018	1,923	56
2019	1,917	48
2020	2,085	44
2021 to 2025	12,439	157

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66⅔%. The Company also makes retirement contributions to the savings (401k) plan, which provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For each of the years ended December 31, 2015 and 2014, Company contributions were $0.1 million and for the year ended December 31, 2013, Company contributions were $0.2 million. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives and Hedging Transactions

There were no derivative instruments as of December 31, 2015 and 2014.

14. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA and its affiliates from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our consolidated balance sheets include an indemnification refund receivable of $2.0 million and 0.4 million as of December 31, 2015 and 2014, respectively. This receivable represents payments to date net of the estimated fair value of the liability for our indemnification for our obligation with respect to certain pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. As a result of an April 2013 adverse court decision in Brazil relating to a potential tax liability, an adverse outcome for which was previously believed to be remote, Loral recorded a loss contingency and made a payment of $3.7 million in 2013. Our consolidated balance sheets include liabilities of $1.0 million as of December 31, 2015 and December 31, 2014, for indemnification liabilities relating to the sale of GdB.

See Note 15— Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat and Telesat.

Lease Arrangements

We lease certain facilities and equipment under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. We have no sublease income in any of the periods presented. Rent expense is as follows (in thousands):

Rent
Expense
Year ended December 31, 2015	$679
Year ended December 31, 2014	595
Year ended December 31, 2013	876

The following is a schedule of future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more as of December 31, 2015 (in thousands):

Operating
Leases
2016	$585
2017	292

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Proceedings

ViaSat

Under the terms of the Purchase Agreement, Loral agreed to indemnify MDA and its affiliates from certain damages in the ViaSat Suit brought in 2012 by ViaSat against Loral and SS/L. In September 2014, Loral, SS/L and ViaSat entered into a settlement agreement (“the Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement.

The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of December 31, 2015 and 2014, the total principal and interest accrued amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $32.4 million and $55.2 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of December 31, 2015, Loral has paid $32.0 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in January 2016 and is obligated to make four additional equal quarterly payments to the ViaSat through January 2017 totaling $11.2 million inclusive of interest at 3.25% per year. Our consolidated balance sheet as of December 31, 2015 and 2014 includes indemnification liabilities related to the ViaSat Settlement Agreement of $13.5 million and $23.3 million, respectively. As Loral’s payment obligations to ViaSat are on a joint and several basis with MDA and SS/L, if MDA and SS/L were to default on all or part of their payment obligations to ViaSat, Loral would be obligated to pay ViaSat any amounts not paid by MDA and SS/L.

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

Various funds affiliated with MHR and Dr. Rachesky held, as of December 31, 2015 and December 31, 2014, approximately 38.0% of the outstanding voting common stock and 57.1% of the combined outstanding voting and non-voting common stock of Loral.

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

In addition, the Shareholders Agreement provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat Holdco (a “Telesat IPO”). In connection with our exploration of strategic initiatives to alter the status quo in our ownership of Telesat Holdco, in July 2015, we exercised our rights under the Shareholders Agreement to require Telesat Holdco to conduct a Telesat IPO. Specifically, we requested that Telesat Holdco issue not more than 25 million newly issued shares of Telesat Holdco voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat Holdco’s Articles of Incorporation, both of which we believe are necessary to accommodate a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat Holdco shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after the Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat Holdco. Telesat Holdco has selected two co-managing underwriters and has informed us that it is working to implement the Telesat IPO. In addition, we are in discussions with PSP to attempt to agree on our requests regarding the Shareholders Agreement and Telesat Holdco’s Articles of Incorporation. If we are unable to reach agreement with PSP on these matters, the advice of the lead underwriters selected for the Telesat IPO will be sought to assist resolution. There can be no assurance as to whether, when or on what terms the Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat Holdco’s Articles of Incorporation may occur. If the Telesat IPO proceeds under unfavorable terms or at an unfavorable price, we may withdraw our demand for an IPO or otherwise seek to enforce our rights. There can be no assurance that the Telesat IPO will occur, or that any particular economic, tax, structural or other objectives or benefits with respect to the Telesat IPO will be achieved.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses for each of the years ended December 31, 2015, 2014 and 2013, are net of income of $5.0 million related to the Consulting Agreement. Loral received payments in cash from Telesat, net of withholding taxes, of $4.8 million for each of the years ended December 31, 2015 and 2014 and $3.5 million for the year ended December 31, 2013 for consulting fees, and for the year ended December 31, 2013, Loral received interest and payments in promissory notes of $1.3 million for consulting fees and interest. Loral also received cash payments of $2.6 million from Telesat for the year ended December 31, 2013 for redemption of notes receivable. Telesat was not permitted to pay these amounts in cash previously because Telesat did not meet the leverage ratio required for cash payment under the indenture for its 12.5% senior subordinated notes due November 1, 2017. These notes were redeemed in May 2013. We had no notes receivable from Telesat as of December 31, 2015 and 2014 related to the Consulting Agreement.

The Telesat Indemnification (as defined in Note 5 above) includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $2 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. In addition, the tax authority in Hong Kong had previously challenged Loral Skynet’s and Telesat’s offshore claim for exempt income for the years 1999 to 2009, issuing assessments which required Loral Skynet to deposit approximately $6.5 million of taxes in 2006 and 2007 in order to retain its right to appeal. During the first quarter of 2014, Loral’s portion of this tax liability in Hong Kong and various other claims under the Telesat Indemnification were settled for approximately $1.1 million resulting in a cash recovery of $5.4 million which was received from Telesat in April 2014. There can be no assurance that there will be no future claims under the Telesat Indemnification related to tax disputes.

Loral’s employees and retirees participate in certain welfare plans sponsored by Telesat. Loral pays Telesat an annual administrative fee of $0.1 million and reimburses Telesat for the plan costs attributable to Loral participants.

Loral, along with Telesat Holdco, Telesat, PSP and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), entered into grant agreements (the “Grant Agreements”) with certain executives of Telesat (each, a “Participant” and collectively, the “Participants”). Each of the Participants is or was, at the time, an executive of Telesat.

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

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral was entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. Under this arrangement, which expired in December 2015, we earned approximately $0.8 million, $1.0 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. We had a receivable from Telesat of $0.2 million and $0.3 million as of December 31, 2015 and 2014, respectively.

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement were $6.8 million as of December 31, 2015 and 2014. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the years ended December 31, 2015, 2014 and 2013, and we had a full allowance against these receivables as of December 31, 2015 and 2014. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. During 2013 and 2014, Mr. Targoff also assisted the Board with respect to the ViaSat Suit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For the year ended December 31, 2015, Mr. Targoff earned $1,440,000 and reimbursed Loral net expenses of $63,000, and for each of the years ended December 31, 2014 and 2013, he earned $1,440,000 and reimbursed Loral net expenses of $204,000.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended
Year ended December 31, 2015 (1)	March 31,	June 30,	September 30,	December 31,
Operating loss	$(1,617)	$(2,080)	$(1,652)	$(1,181)
Loss from continuing operations before income taxes and equity in net (loss) income of affiliates	(1,904)	(4,781)	(1,806)	(1,697)
Equity in net (loss) income of affiliates(2)	(76,845)	25,087	(38,475)	(14,559)
(Loss) income from continuing operations (3)	(82,503)	18,027	(3,347)	(1,681)
Loss from discontinued operations, net of tax (4)	(139)	(227)	(208)	(204)
Net (loss) income	(82,642)	17,800	(3,555)	(1,885)
Net (loss) income per share:
Basic
(Loss) income from continuing operations	$(2.67)	$0.58	$(0.11)	$(0.05)
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)	(0.01)
Net (loss) income	$(2.67)	$0.57	$(0.12)	$(0.06)
Diluted
(Loss) income from continuing operations	$(2.67)	$0.56	$(0.11)	$(0.05)
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)	(0.01)
Net (loss) income	$(2.67)	$0.55	$(0.12)	$(0.06)

	Quarter Ended
Year ended December 31, 2014 (1)	March 31,	June 30,	September 30,	December 31,
Operating loss	$(1,340)	$(1,336)	$(1,281)	$(1,373)
Loss from continuing operations before income taxes and equity in net (loss) income of affiliates	(1,977)	(1,881)	(1,643)	(2,529)
Equity in net (loss) income of affiliates(2)	(2,169)	64,363	(19,283)	(44,413)
(Loss) income from continuing operations (3)	(14,818)	53,002	(25,880)	(13,731)
Loss from discontinued operations, net of tax (4)	(7)	(1)	(6,440)	(17,954)
Net (loss) income	(14,825)	53,001	(32,320)	(31,685)
Net (loss) income per share:
Basic
(Loss) income from continuing operations	$(0.48)	$1.71	$(0.84)	$(0.44)
Loss from discontinued operations, net of tax	—	—	(0.21)	(0.58)
Net (loss) income	$(0.48)	$1.71	$(1.05)	$(1.02)
Diluted
(Loss) income from continuing operations	$(0.48)	$1.67	$(0.84)	$(0.44)
Loss from discontinued operations, net of tax	—	—	(0.21)	(0.58)
Net (loss) income	$(0.48)	$1.67	$(1.05)	$(1.02)

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Amounts include net income (loss) of affiliates of $1.8 million, $(1.5) million and $(3.5) million for the quarters ended June 30, 2014, September 30, 2014 and September 30, 2015, respectively, that should have been recognized in prior periods. These adjustments, which related to our investment in Telesat, consisted primarily of foreign exchange gains and losses. The Company has not revised previously reported amounts based on its belief that the effect of such adjustments is not material to the quarterly financial statements taken as a whole.
(3)	Variations in income from continuing operations among quarters in 2015 and 2014 are primarily the result of (i) the effect of changes in foreign exchange rates between the Canadian dollar and the U.S. dollar on our equity in net income or loss of Telesat and (ii) the limitation on recording our portion of Telesat’s net income or loss due to the reduction of the carrying amount of our investment in Telesat to zero. Equity in net (loss) income of affiliates for the quarters ended December 31, 2015, September 30, 2015 and December 31, 2014 included an impairment charge to reduce our investment in XTAR to its fair value.
(4)	Loss from discontinued operations, net of tax, for the quarters ended September 30, 2014 and December 31, 2014 includes the effects of the settlement of the ViaSat Suit and the allocation of the settlement between Loral and MDA, parent of SS/L (see Note 14).

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2015, 2014 and 2013

(In thousands)

		Additions
	Balance at	Charged to	Charged to	Balance at
	Beginning	Costs and	Other	End of
Description	of Period	Expenses	Accounts(1)	Period
Year ended 2013
Allowance for affiliate receivables	$5,246	$1,446	$—	$6,692
Deferred tax valuation allowance	$7,108	$120	$—	$7,228
Year ended 2014
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$7,228	$624	$53	$7,905
Year ended 2015
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$7,905	$307	$—	$8,212

(1)	Changes in the deferred tax valuation allowance which have been charged to other accounts have been recorded in other comprehensive loss.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Telesat Holdings Inc.

We have audited the accompanying consolidated balance sheets of Telesat Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of (loss) income, comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Telesat Holdings Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Public Accountants

February 24, 2016

Toronto, Canada

Telesat Holdings Inc.

Consolidated Statements of (Loss) Income

For the year ended December 31

(in thousands of Canadian dollars)	Notes	2015	2014	2013
Revenue	6	$954,907	$922,871	$896,896
Operating expenses	7	(184,279)	(187,789)	(201,062)
		770,628	735,082	695,834
Depreciation		(207,835)	(216,496)	(211,151)
Amortization		(27,902)	(30,825)	(32,659)
Other operating (losses) gains, net	8	(30)	(304)	25,335
Operating income		534,861	487,457	477,359
Interest expense	9	(183,297)	(206,933)	(224,099)
Loss on financing	24	—	—	(18,487)
Interest and other income		4,661	3,056	11,668
Gain on changes in fair value of financial instruments		6,035	48,931	80,928
Loss on foreign exchange		(540,470)	(241,087)	(194,909)
(Loss) income before tax		(178,210)	91,424	132,460
Tax expense	10	(88,729)	(78,220)	(64,367)
Net (loss) income		$(266,939)	$13,204	$68,093

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Comprehensive (Loss) Income

For the year ended December 31

(in thousands of Canadian dollars)	Notes	2015	2014	2013
Net (loss) income		$(266,939)	$13,204	$68,093
Other comprehensive income (loss)
Items that may be reclassified into profit or loss
Foreign currency translation adjustments		44,740	3,793	(1,281)
Items that will not be reclassified into profit or loss
Actuarial gains (losses) on employee benefit plans	29	5,225	(23,346)	21,230
Tax (expense) recovery		(1,425)	5,777	(5,280)
Other comprehensive income (loss)		48,540	(13,776)	14,669
Total comprehensive (loss) income		$(218,399)	$(572)	$82,762

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands of Canadian dollars)	Notes	Common shares	Preferred shares	Total share capital	Accumulated earnings	Equity-settled employee benefits reserve	Foreign currency translation reserve	Total reserves	Total shareholders’ equity
Balance at January 1, 2013		$340,602	$315,792	$656,394	$373,042	$4,038	$(6,742)	$(2,704)	$1,026,732
Net income		—	—	—	68,093	—	—	—	68,093
Dividends declared on preferred shares	25	—	—	—	(10)	—	—	—	(10)
Issuance of share capital	25	—	266	266	—	—	—	—	266
Other comprehensive income (loss), net of tax expense of $5,280		—	—	—	15,950	—	(1,281)	(1,281)	14,669
Share-based compensation		—	—	—	(1,062)	13,215	—	13,215	12,153
Balance at December 31, 2013		$340,602	$316,058	$656,660	$456,013	$17,253	$(8,023)	$9,230	$1,121,903
Balance at January 1, 2014		$340,602	$316,058	$656,660	$456,013	$17,253	$(8,023)	$9,230	$1,121,903
Net income		—	—	—	13,204	—	—	—	13,204
Dividends declared on preferred shares	25	—	—	—	(20)	—	—	—	(20)
Issuance of share capital	25	—	214	214	—	—	—	—	214
Other comprehensive (loss) income, net of tax recovery of $5,777		—	—	—	(17,569)	—	3,793	3,793	(13,776)
Share-based compensation		—	—	—	—	9,643	—	9,643	9,643
Balance at December 31, 2014		$340,602	$316,272	$656,874	$451,628	$26,896	$(4,230)	$22,666	$1,131,168
Balance at January 1, 2015		$340,602	$316,272	$656,874	$451,628	$26,896	$(4,230)	$22,666	$1,131,168
Net loss		—	—	—	(266,939)	—	—	—	(266,939)
Dividends declared on preferred shares	25	—	—	—	(10)	—	—	—	(10)
Other comprehensive income, net of tax expense of $1,425		—	—	—	3,800	—	44,740	44,740	48,540
Share-based compensation		—	—	—	—	5,369	—	5,369	5,369
Balance at December 31, 2015		$340,602	$316,272	$656,874	$188,479	$32,265	$40,510	$72,775	$918,128

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Balance Sheets

(in thousands of Canadian dollars)	Notes	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	30	$690,726	$497,356
Trade and other receivables	11	50,781	49,534
Other current financial assets	12	1,186	765
Prepaid expenses and other current assets	13	17,100	17,202
Total current assets		759,793	564,857
Satellites, property and other equipment	6, 16	1,925,265	1,861,015
Deferred tax assets	10	7,791	3,183
Other long-term financial assets	6, 14	40,362	38,442
Other long-term assets	6, 15	13,438	3,170
Intangible assets	6, 17	811,397	820,572
Goodwill	18	2,446,603	2,446,603
Total assets		$6,004,649	$5,737,842

Liabilities
Trade and other payables	19	$44,166	$36,714
Other current financial liabilities	20	36,425	35,633
Other current liabilities	21	80,637	124,145
Current indebtedness	24	87,386	58,822
Total current liabilities		248,614	255,314
Long-term indebtedness	24	3,975,835	3,486,857
Deferred tax liabilities	10	467,971	484,758
Other long-term financial liabilities	22	94,190	60,753
Other long-term liabilities	23	299,911	318,992
Total liabilities		5,086,521	4,606,674
Shareholders’ Equity
Share capital	25	656,874	656,874
Accumulated earnings		188,479	451,628
Reserves		72,775	22,666
Total shareholders’ equity		918,128	1,131,168
Total liabilities and shareholders’ equity		$6,004,649	$5,737,842

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Cash Flows

For the year ended December 31

(in thousands of Canadian dollars)	Notes	2015	2014	2013
			Restated (Note 3)	Restated (Note 3)
Cash flows from operating activities
Net (loss) income		$(266,939)	$13,204	$68,093
Adjustments to reconcile net (loss) income to cash flows from operating activities
Depreciation		207,835	216,496	211,151
Amortization		27,902	30,825	32,659
Tax expense	10	88,729	78,220	64,367
Interest expense		183,297	206,933	224,099
Interest income		(4,543)	(2,711)	(1,288)
Loss on foreign exchange		540,470	241,087	194,909
Gain on changes in fair value of financial instruments		(6,035)	(48,931)	(80,928)
Share-based compensation	28	5,369	9,655	13,517
Impairment reversal on intangible assets	8	—	—	(17,274)
Gain on other post-employment benefit plan amendment	8	—	—	(9,786)
Loss on disposal of assets	8	30	304	1,725
Loss on financing	24	—	—	18,487
Other		(40,164)	(50,657)	(46,430)
Income taxes paid, net of income taxes received	30	(155,023)	(80,799)	(12,569)
Interest paid, net of capitalized interest and interest received	30	(161,914)	(192,897)	(211,141)
Customer prepayments on future satellite services		—	—	32,305
Repurchase of stock options and exercise of share appreciation rights	28	—	—	(1,196)
Operating assets and liabilities	30	3,348	(8,707)	388
Net cash from operating activities		$422,362	$412,022	$481,088
Cash flows used in investing activities
Satellite programs, including capitalized interest		$(183,415)	$(84,591)	$(71,178)
Purchase of other property and equipment		(10,445)	(10,695)	(8,772)
Purchase of intangible assets		(5)	(185)	(6)
Proceeds from sale of assets		—	311	1,081
Net cash used in investing activities		$(193,865)	$(95,160)	$(78,875)
Cash flows used in financing activities
Repayment of indebtedness		$(73,864)	$(70,692)	$(271,448)
Settlement of derivatives		—	(60,824)	(1,219)
Payment of premium on early retirement of indebtedness		—	—	(13,793)
Payment of debt issue costs		—	—	(810)
Proceeds from exercise of stock options		—	202	99
Dividends paid on preferred shares		(10)	(20)	(10)
Satellite performance incentive payments		(6,702)	(5,452)	(4,770)
Net cash used in financing activities		$(80,576)	$(136,786)	$(291,951)
Effect of changes in exchange rates on cash and cash equivalents		$45,449	$18,567	$7,490
Increase in cash and cash equivalents		$193,370	$198,643	$117,752
Cash and cash equivalents, beginning of year		497,356	298,713	180,961
Cash and cash equivalents, end of year	30	$690,726	$497,356	$298,713

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

1. BACKGROUND OF THE COMPANY

Telesat Holdings Inc. (the “Company” or “Telesat”) is a Canadian corporation. Telesat is a leading global satellite operator providing reliable and secure satellite-delivered communications solutions worldwide to broadcast, telecom, corporate and government customers. The fleet today consists of 15 satellites and the Canadian payload on ViaSat-1 with two other satellites under construction. Telesat also manages the operations of additional satellites for third parties. Telesat is headquartered in Ottawa at 1601 Telesat Court, Ontario, Canada, K1B 5P4, with offices and facilities around the world.

Loral Space and Communications Inc. (“Loral”) and Canada’s Public Sector Pension Investment Board (“PSP Investments”) indirectly held economic interests in Telesat of approximately 63% and 36%, respectively, with the remaining economic interest held by various individuals. Loral indirectly held a voting interest of 33% on all matters including the election of directors. PSP Investments indirectly held a voting interest of 67% on all matters except for the election of directors, and a 29% voting interest for the election of directors. The remaining voting interest of 38% for the election of directors is held by shareholders of the Company’s Director Voting Preferred Shares.

Unless the context states or requires otherwise, references herein to the “financial statements” or similar terms refer to the consolidated financial statements of Telesat Holdings Inc.

On February 24, 2016, these financial statements were approved by the Audit Committee of the Board of Directors and authorized for issue.

2. BASIS OF PRESENTATION

Statement of Compliance

The consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The accounting policies described in Note 4 were consistently applied to all the years presented.

Basis of Consolidation

Subsidiaries

These consolidated financial statements include the results of the Company and subsidiaries controlled by the Company. Control is achieved when the Company has power over an entity, has exposure, or rights to variable returns from its involvement with an entity, and has the ability to use the power over an entity to affect the amount of its return. The most significant subsidiaries are listed in Note 32.

Joint arrangements

A joint operation is a type of joint arrangement whereby the parties that have joint control of the arrangement have rights to their share of the assets and revenue, and obligations for the liabilities and expenses, relating to the arrangement.

The Company’s consolidated financial statements include the Company’s share of the assets, liabilities, revenue and expenses of its interest in joint operations.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. CHANGES IN ACCOUNTING POLICIES

IAS 1, Presentation of the Consolidated Statements of Cash Flows

The Company changed its presentation of the loss on foreign exchange on the consolidated statements of cash flows. The total loss on foreign exchange has been included as an adjustment to reconcile net (loss) income to cash flows from operating activities and the realized portion of the loss on foreign exchange has been included in the respective component of cash flows from operating assets and liabilities and in the effect of changes in exchange rates on cash and cash equivalents.

The change has resulted in the following reclassifications on the consolidated statements of cash flows.

Year ended December 31,	2014	2013
Net cash from operating activities	$(177)	$1,558
Effect of changes in exchange rates on cash and cash equivalents	177	(1,558)

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

For the Company’s non-foreign operations, foreign currency non-monetary assets and liabilities are translated at their historical exchange rates, foreign currency monetary assets and liabilities are translated at the year end exchange rates, and foreign denominated revenue and expenses are translated at the average exchange rates of the month in which the transactions occurred. Gains or losses on translation of these items are recognized as a component of net (loss) income.

Upon consolidation of the Company’s foreign operations that have a functional currency other than the Canadian dollar, assets and liabilities are translated at the year end exchange rate, and revenue and expenses are translated at the average exchange rates of the month in which the transactions occurred. Gains or losses on the translation of foreign subsidiaries are recognized in other comprehensive income (loss).

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less, or which are available upon demand with no penalty for early redemption, are classified as cash and cash equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits, short-term investments and restricted cash expected to be used within the next twelve months.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

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

Revenue from a contract to sell consulting services is recognized as follows:

•	Consulting revenue for cost-plus contracts is recognized after the work has been completed and accepted by the customer.

•	The percentage of completion method is used for fixed price consulting revenue contracts. Percentage of completion is measured by comparing actual cost incurred to total cost expected.

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

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Below are the estimated useful lives in years of satellites, property and other equipment as of December 31, 2015.

Years
Satellites	12 to 15
Property and other equipment	3 to 30

Construction in progress is not depreciated as depreciation only commences when the asset is ready for its intended use. For satellites, depreciation commences on the day the satellite becomes available for service.

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

The fair value less cost of disposal is the price that would be received to sell an asset or CGU in an orderly transaction between market participants at the measurement date. For the impairment assessment, the fair value is calculated on a recurring basis and is calculated using level 3 of the fair value hierarchy.

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

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

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

The Company distinguishes intangible assets between assets with finite and indefinite useful lives. Intangible assets with indefinite useful lives are comprised of the Company’s trade name and orbital slots. These assets are carried at cost less any accumulated impairment losses. Finite life intangible assets, which are carried at cost less accumulated amortization and any accumulated impairment losses, consist of revenue backlog, customer relationships, customer contracts, concession rights, transponder rights and patents. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method of amortization, except for revenue backlog which is based on the expected period of recognition of the related revenue.

Below are the estimated useful lives in years of the finite life intangible assets as of December 31, 2015.

Years
Revenue backlog	9 to 17
Customer relationships	6 to 21
Customer contracts	5 to 15
Concession rights	1 to 15
Transponder rights	17
Patents	18

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

An impairment test consists of assessing the recoverable amount of an asset, which is the higher of its fair value less costs of disposal and its value in use. For the impairment assessment, fair value is calculated on a recurring basis and is calculated using level 2 or level 3 of the fair value hierarchy, depending upon the valuation approach being utilized.

Orbital Slots

In performing the orbital slot impairment analysis, the Company determines, for each orbital slot, its fair value less costs of disposal and its value in use on an annual basis. The higher of these two amounts is determined to be the recoverable amount. To the extent that the recoverable amount is less than the carrying value of the asset, an impairment exists and the asset is written down to its recoverable amount.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

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

Fair value less costs of disposal is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. In order to determine the fair value less costs of disposal, the Company uses either a market or income approach. Under a market approach, the Company measures what an independent third party would pay to purchase the orbital slot by looking to actual market transactions for similar assets. Under an income approach, the fair value is determined to be the sum of the projected discounted cash flows over a discrete period of time in addition to the terminal value.

The value in use amount is the present value of the future cash flows expected to be derived from the asset. The determination of this amount includes projections of cash inflows from the continuing use of the asset and cash outflows that are required to generate the associated cash inflows. These cash inflows are discounted at an appropriate discount rate.

Goodwill

In performing the goodwill impairment analysis, the Company assesses the recoverable amount of goodwill using the income approach as well as the market approach in the determination of the fair value of goodwill at the entity level.

Under the income approach, the sum of the projected discounted cash flows for the next five years, or a longer period if justified by the most recent financial plan approved by management, in addition to a terminal value are used to determine the fair value at the entity level. In this model, significant assumptions used include: revenue, expenses, capital expenditures, working capital, costs of disposal, terminal growth rate and discount rate.

Under the market approach, the fair value at the entity level is determined based on market multiples derived from comparable public companies. As part of this analysis, assumptions are made regarding the comparability of selected companies including revenue, earnings before interest, taxes, depreciation and amortization multiples for valuation purposes, growth rates, size and overall profitability.

Under both approaches, all assumptions used are based on management’s best estimates. The discount rates are consistent with external sources of information.

Trade Name

For the purposes of impairment testing, the fair value of the trade name is determined using an income approach, specifically the relief from royalties method.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The relief from royalties method is comprised of two major steps:

i)	a determination of the hypothetical royalty rate; and

ii)	the subsequent application of the royalty rate to projected revenue.

In determining the hypothetical royalty rate in the relief from royalties method, the Company considered comparable license agreements, operating earnings benchmark, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. The key assumptions used include the tax and discount rates.

Financial Instruments

The Company has used derivative financial instruments to manage its exposure to foreign exchange risk associated with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. Currently, the Company does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All realized and unrealized gains and losses on these derivative financial instruments are recorded in the consolidated statement of (loss) income as part of gain on changes in fair value of financial instruments.

Financial assets and financial liabilities that are classified as held-for-trading (“HFT”) are measured at fair value. The unrealized gains and losses relating to HFT assets and liabilities are recorded in the consolidated statement of (loss) income in the gain on changes in fair value of financial instruments. Loans and receivables and other liabilities are recorded at amortized cost in accordance with the effective interest method.

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

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Employee Benefit Plans

Telesat maintains one contributory and three non-contributory defined benefit pension plans which provide benefits based on length of service and rate of pay. Two of these defined benefit plans were closed to new members in 2013. Telesat is responsible for adequately funding the defined benefit pension plans. Contributions are made based on actuarial cost methods that are permitted by pension regulatory bodies and reflect assumptions about future investment returns, salary projections and future service benefits. Telesat also provides other post-employment and retirement benefits, including health care and life insurance benefits on retirement and various disability plans, workers compensation and medical benefits to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement, under certain circumstances. In addition, Telesat provides defined contribution pension plans, under certain circumstances, for employees who are not eligible for the defined benefit pension plans. Costs for defined contribution pension plans are recognized as an expense during the year in which the employees have rendered service entitling them to the Company’s contribution.

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

Remeasurements arising from defined benefit pension plans comprise actuarial gains and losses and the return on plan assets (excluding interest). Telesat recognizes them immediately in other comprehensive income (loss), which is included in accumulated earnings, in the year in which they occur.

The current service costs and administration fees not related to asset management are included in operating expenses. The net interest expense (income) on the net defined benefit liability (asset) for the period is calculated by applying the discount rate used to measure the defined benefit obligation at the beginning of the year to the net defined benefit liability (asset) at the beginning of the year while taking into account any changes in the net defined benefit liability (asset) during the year as a result of contributions and benefit payments. The net interest expense (income) is included in interest expense.

The pension expense for 2015 was determined based on membership data as at December 31, 2013. The accrued benefit obligation as at December 31, 2015 was determined based on the membership data as at December 31, 2014, and extrapolated one year based on December 31, 2015 assumptions. For certain Canadian post-retirement benefits, the expense for 2015 was based on membership and eligibility data as at September 30, 2012. For certain American post-retirement benefits, the expense for 2015 was based on membership and eligibility data as at January 1, 2015. The accrued benefit obligation as at December 31, 2015 was determined based on membership data as at January 1, 2015, and extrapolated, based on December 31, 2015 assumptions. The most recent valuation of the pension plans for funding purposes was as of January 1, 2015. The next required valuation for the employee pension plan is as of January 1, 2016 while the pension plan for designated employees is due as of January 1, 2018. Valuations will be performed for both pension plans as of January 1, 2016.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Telesat also provides health care and life insurance benefits for certain retired employees. These benefits are funded primarily on a pay-as-go basis, with the retiree paying a portion of the cost through contributions, deductibles and co-insurance provisions. Commencing in 2015, as a result of an amendment to one of the plans, Telesat has contributed to a health reimbursement account instead of providing the health care and life insurance benefits directly to certain retired employees.

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

Income Taxes

Income tax expense, comprised of current and deferred income tax, is recognized in income except to the extent it relates to items recognized in other comprehensive income (loss) or equity, in which case the income tax expense is recognized in other comprehensive income (loss) or equity, respectively.

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

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Future Changes in Accounting Policies

The IASB periodically issues new accounting standards. The new standards determined to be applicable to the Company are disclosed below. The remaining standards have been excluded as they are not applicable.

Revenue

IFRS 15, Revenue from Contracts with Customers (“IFRS 15”) was issued by the IASB on May 28, 2014, and will replace IAS 18, Revenue , IAS 11, Construction Contracts, and related interpretations on revenue.

IFRS 15 sets out the requirements for recognizing revenue that apply to all contracts with customers, except for contracts that are within the scope of the standards on leases, insurance contracts and financial instruments. IFRS 15 uses a control based approach to recognize revenue which is a change from the risk and reward approach under the current revenue standard.

Companies can elect to use either a full or modified retrospective approach when adopting this standard which is effective for annual periods beginning on or after January 1, 2018. The Company is currently evaluating the impact of IFRS 15 on its consolidated financial statements.

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

Leases

IFRS 16, Leases (“IFRS 16”) was issued by the IASB on January 13, 2016, and will replace IAS 17, Leases and related interpretations on leases.

IFRS 16 will require a lessee to recognize a right-of-use asset and lease liability for all leases with a term of more than 12 months. The standard will also require that the depreciation of the leased assets be recorded separately from the interest on the lease liabilities on the statement of income. For lessors, IFRS 16 substantially carries forward the requirements of IAS 17. IFRS 16 also aligns the definition of a lease with the control based approach in IFRS 15.

Companies can elect to use either a retrospective approach with a restatement of comparative information or a retrospective approach with the cumulative effect of initial application shown in retained earnings instead of the restatement of the comparative information.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The standard is effective for annual periods beginning on or after January 1, 2019. Earlier application of the standard is permitted if it is applied in conjunction with IFRS 15. The Company is currently evaluating the impact of IFRS 16 on its consolidated financial statements.

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

Critical accounting estimates and assumptions

The Company makes accounting estimates and assumptions that affect the carrying value of assets and liabilities, reported net (loss) income and disclosure of contingent assets and liabilities. Estimates and assumptions are based on historical experience, current events and other relevant factors, therefore, actual results may differ and differences could be material.

The accounting estimates and assumptions critical to the determination of the amounts reported in the financial statements were as follows:

Derivative financial instruments measured at fair value

Derivative financial assets and liabilities measured at fair value were $20.2 million and $11.4 million, respectively at December 31, 2015 (December 31, 2014 — $22.6 million and $19.4 million, respectively). Quoted market values are unavailable for the Company’s financial instruments and, in the absence of an active market, the Company determines fair value for financial instruments based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs. The determination of fair value is significantly impacted by the assumptions used for the amount and timing of estimated future cash flows and discount rates. As a result, the fair value of financial assets and liabilities and the amount of gain on changes in fair value of financial instruments recorded to net (loss) income could vary.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

5. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES  – (continued)

Impairment of goodwill

Goodwill represented $2,446.6 million of total assets at December 31, 2015 and December 31, 2014. Determining whether goodwill is impaired requires an estimation of the Company’s value which requires management to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, tax rates and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Impairment of intangible assets

Intangible assets represented $811.4 million of total assets at December 31, 2015 (December 31, 2014 —  $820.6 million). Impairment of intangible assets is tested annually or more frequently if indicators of impairment or reversal of a prior impairment loss exist. The impairment analysis requires the Company to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, discount rates, tax rates and annual growth rates. Significant judgments are made in establishing these assumptions. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

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

The Company derives revenue from the following services:

•	Broadcast — Direct-to-home television, video distribution and contribution, and occasional use services.

•	Enterprise — Telecommunication carrier and integrator, government, consumer broadband, resource, maritime and aeronautical, retail and satellite operator services.

•	Consulting and other — Consulting services related to space and earth segments, government studies, satellite control services, and research and development.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

6. SEGMENT INFORMATION  – (continued)

Revenue derived from the above services were as follows:

Year ended December 31,	2015	2014	2013
Broadcast	$492,633	$468,207	$471,006
Enterprise	434,555	430,217	402,377
Consulting and other	27,719	24,447	23,513
Revenue	$954,907	$922,871	$896,896

Geographic Information

Revenue by geographic regions was based on the point of origin of the revenue (destination of the billing invoice), and was allocated as follows:

Year ended December 31,	2015	2014	2013
Canada	$431,005	$435,761	$446,567
United States	322,679	294,977	276,983
Latin America & Caribbean	88,794	83,024	74,181
Europe, Middle East & Africa	84,877	83,591	81,143
Asia & Australia	27,552	25,518	18,022
Revenue	$954,907	$922,871	$896,896

The Company’s satellites are in geosynchronous orbit. For disclosure purposes, the satellites have been classified based on ownership. Satellites, property and other equipment and intangible assets by geographic regions were allocated as follows with the comparative figures being restated to conform with the geographic regions disclosed in the current year:

As at December 31,	2015	2014
Canada	$1,310,943	$1,479,557
Europe, Middle East & Africa	448,699	193,095
United States	162,269	184,419
All others	3,354	3,944
Satellites, property and other equipment	$1,925,265	$1,861,015

As at December 31,	2015	2014
Canada	$755,380	$770,816
United States	44,315	37,174
All others	11,702	12,582
Intangible assets	$811,397	$820,572

Other long-term financial assets and other long-term assets by geographic regions were allocated as follows:

As at December 31,	2015	2014
Canada	$33,005	$36,509
Europe, Middle East & Africa	5,536	—
All others	1,821	1,933
Other long-term financial assets	$40,362	$38,442

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

6. SEGMENT INFORMATION  – (continued)

As at December 31	2015	2014
Canada	$12,775	$3,108
All others	663	62
Other long-term assets	$13,438	$3,170

Goodwill was not allocated to geographic regions.

Major Customers

For the year ended December 31, 2015, there were three significant customers each representing more than 10% of consolidated revenue (December 31, 2014 and December 31, 2013 — three customers).

7. OPERATING EXPENSES

Year ended December 31,	2015	2014	2013
Compensation and employee benefits (a)	$65,819	$69,723	$79,051
Other operating expenses (b)	41,947	42,555	43,960
Cost of sales (c)	76,513	75,511	78,051
Operating expenses	$184,279	$187,789	$201,062

(a)	Compensation and employee benefits include salaries, bonuses, commissions, post-employment benefits and charges arising from share-based compensation.

(b)	Other operating expenses include general and administrative expenses, marketing expenses, in-orbit insurance expenses, professional fees and facility costs.

(c)	Cost of sales includes the cost of third-party capacity, the cost of equipment sales and other costs directly attributable to fulfilling the Company’s obligations under customer contracts.

8. OTHER OPERATING (LOSSES) GAINS, NET

Year ended December 31,	2015	2014	2013
Impairment reversal on intangible assets (Note 17)	$—	$—	$17,274
Gain on other post-employment benefit plan amendment (Note 29)	—	—	9,786
Loss on disposal of assets	(30)	(304)	(1,725)
Other operating (losses) gains, net	$(30)	$(304)	$25,335

9. INTEREST EXPENSE

Year ended December 31,	2015	2014	2013
Interest on indebtedness	$182,506	$167,051	$173,522
Interest on derivative instruments	3,721	38,851	46,349
Interest on performance incentive payments	4,362	4,117	4,453
Interest on promissory notes	—	—	66
Interest on employee benefit plans (Note 29)	1,976	1,344	3,070
Capitalized interest (Note 16)	(9,268)	(4,430)	(3,361)
Interest expense	$183,297	$206,933	$224,099

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

10. INCOME TAXES

Year ended December 31,	2015	2014	2013
Current tax expense	$111,579	$103,388	$50,039
Deferred tax (recovery) expense	(22,850)	(25,168)	14,328
Tax expense	$88,729	$78,220	$64,367

A reconciliation of the statutory income tax rate, which is a composite of Canadian federal and provincial rates, to the effective income tax rate was as follows:

Year ended December 31,	2015	2014	2013
(Loss) income before tax	$(178,210)	$91,424	$132,460
Multiplied by the statutory income tax rates	26.53%	26.52%	26.50%
	(47,279)	24,246	35,102
Income tax recorded at rates different from the Canadian tax rate	1,887	1,704	1,125
Permanent differences	62,025	32,167	24,388
Effect on deferred tax balances due to changes in income tax rates	1,554	—	196
Effect of temporary differences not recognized as deferred tax assets	76,009	23,556	14,121
Previously unrecognized tax losses and credits	(4,392)	(2,425)	(8,443)
Reversal of tax reserve	—	(708)	(2,045)
Other	(1,075)	(320)	(77)
Tax expense	$88,729	$78,220	$64,367
Effective income tax rate	(49.79)%	85.56%	48.59%

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

As at December 31,	2015	2014
Deferred tax assets
Foreign tax credit	$9,933	$9,879
Minimum tax credit	1,185	801
Financing charges	5,540	8,871
Unrealized foreign exchange losses	23,709	17,891
Deferred revenue	—	1,159
Loss carry forwards	19,130	4,764
Employee benefits	11,710	12,731
Other	771	1,577
Total deferred tax assets	$71,978	$57,673
Deferred tax liabilities
Capital assets	$(289,988)	$(295,201)
Intangibles	(237,942)	(238,396)
Finance charges	(4,228)	(4,388)
Reserves	—	(1,263)
Total deferred tax liabilities	$(532,158)	$(539,248)
Deferred tax liabilities, net	$(460,180)	$(481,575)

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

10. INCOME TAXES  – (continued)

Deferred tax assets of $7.8 million (December 31, 2014 — $3.2 million) on the balance sheet relate to the U.S. and United Kingdom tax jurisdictions (December 31, 2014 — U.S. and Brazil tax jurisdiction).

Losses and tax credits

Foreign tax credit

The Company has $11.3 million of foreign tax credits which may only be used to offset taxes payable. The deferred tax assets not recognized in respect of these credits is $1.4 million. These credits will begin to expire in 2016.

Unrealized foreign exchange losses

The Company has recognized deferred tax assets of $19.8 million, and has unrecognized deductible temporary differences of $398 million in relation to the unrealized foreign exchange losses on its U.S. dollar denominated debt financing. The remaining $3.9 million relates to the U.S. tax jurisdiction.

Loss carry forwards

The Company has U.S. tax losses carried forward of $19.9 million which will expire between 2028 and 2031. The Company also has tax losses in the United Kingdom of $61.8 million, principally related to accelerated asset depreciation, that can be carried forward indefinitely.

Brazil tax losses and unrealized foreign exchange losses

The Company has Brazil tax losses carried forward of $7.2 million and $10.7 million of unrealized foreign exchange losses for which no deferred tax assets have been recognized. The unused tax losses have not been recognized as it is not more likely than not that a deferred tax asset can be realized.

Investments in subsidiaries

As at December 31, 2015, the Company had temporary differences of $73.4 million associated with investments in subsidiaries for which no deferred tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and it is not probable that these differences will reverse in the foreseeable future.

11. TRADE AND OTHER RECEIVABLES

As at December 31,	2015	2014
Trade receivables	$48,544	$45,921
Trade receivables due from related parties (Note 33)	119	82
Less: Allowance for doubtful accounts	(3,779)	(3,977)
Net trade receivables	44,884	42,026
Other receivables	5,897	7,412
Other receivables due from related parties (Note 33)	—	96
Trade and other receivables	$50,781	$49,534

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

11. TRADE AND OTHER RECEIVABLES  – (continued)

Allowance for doubtful accounts

The movement in the allowance for doubtful accounts was as follows:

Year ended December 31,	2015	2014
Allowance for doubtful accounts, beginning of year	$3,977	$2,887
(Reversals) provisions for impaired receivables	(13)	1,711
Receivables written off	(80)	(684)
Impact of foreign exchange	(105)	63
Allowance for doubtful accounts, end of year	$3,779	$3,977

12. OTHER CURRENT FINANCIAL ASSETS

As at December 31,	2015	2014
Security deposits	$1,186	$765
Other current financial assets	$1,186	$765

13. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As at December 31,	2015	2014
Prepaid expenses (a)	$10,536	$11,456
Income tax recoverable	188	146
Inventory (b)	5,933	5,152
Deferred charges (c)	301	300
Other	142	148
Prepaid expenses and other current assets	$17,100	$17,202

(a)	Prepaid expenses are primarily comprised of prepaid satellite in-orbit insurance, prepaid interest on long-term indebtedness and prepaid license fees.

(b)	As at December 31, 2015, inventory consists of $4.7 million of finished goods (December 31, 2014 — $5.0 million) and $1.2 million of work in process (December 31, 2014 — $0.2 million). During the year, $13.1 million was recognized as cost of equipment sales and recorded as an operating expense (December 31, 2014 — $15.5 million, December 31, 2013 — $20.7 million).

(c)	Deferred charges include deferred financing charges relating to the Revolving Credit Facility.

14. OTHER LONG-TERM FINANCIAL ASSETS

As at December 31,	2015	2014
Long-term receivables	$13,672	$15,273
Security deposits	6,455	541
Derivative assets	20,235	22,628
Other long-term financial assets	$40,362	$38,442

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

15. OTHER LONG-TERM ASSETS

Other long-term assets were allocated as follows with the comparative figures being restated to conform to the categories disclosed in the current year:

As at December 31,	2015	2014
Prepaid expenses	$736	$62
Deferred charges	71	372
Income tax recoverable	12,329	2,434
Other	302	302
Other long-term assets	$13,438	$3,170

16. SATELLITES, PROPERTY AND OTHER EQUIPMENT

	Satellites	Property and other equipment	Assets under construction	Total
Cost at January 1, 2014	$2,848,929	$214,442	$46,178	$3,109,549
Additions	—	2,814	104,887	107,701
Disposals/retirements	—	(2,118)	—	(2,118)
Reclassifications and transfers from assets under construction	—	6,949	(6,949)	—
Impact of foreign exchange	—	1,083	7,375	8,458
Cost at December 31, 2014 and January 1, 2015	$2,848,929	$223,170	$151,491	$3,223,590
Additions	—	1,519	227,885	229,404
Disposals/retirements	—	(2,170)	—	(2,170)
Reclassifications and transfers from assets under construction	315,863	9,155	(325,018)	—
Impact of foreign exchange	48,789	2,001	(6,301)	44,489
Cost at December 31, 2015	$3,213,581	233,675	48,057	3,495,313
Accumulated depreciation and impairment at January 1, 2014	$(1,046,545)	$(100,245)	$—	$(1,146,790)
Depreciation	(200,576)	(15,920)	—	(216,496)
Disposals/retirements	—	1,489	—	1,489
Impact of foreign exchange	—	(778)	—	(778)
Accumulated depreciation and impairment at December 31, 2014 and January 1, 2015	$(1,247,121)	$(115,454)	$—	$(1,362,575)
Depreciation	(191,743)	(16,092)	—	(207,835)
Disposals/retirements	—	2,140	—	2,140
Impact of foreign exchange	(131)	(1,647)	—	(1,778)
Accumulated depreciation and impairment at December 31, 2015	$(1,438,995)	$(131,053)	$—	$(1,570,048)
Net carrying values
At December 31, 2014	$1,601,808	$107,716	$151,491	$1,861,015
At December 31, 2015	$1,774,586	$102,622	$48,057	$1,925,265

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

16. SATELLITES, PROPERTY AND OTHER EQUIPMENT  – (continued)

Substantially all of the Company’s satellites, property and other equipment have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities (Note 24).

Borrowing costs

Borrowing costs of $9.3 million were capitalized for the year ended December 31, 2015 (December 31, 2014 — $4.4 million, December 31, 2013 — $3.4 million). The average capitalization rate was 5% (6% in 2014 and 2013), representing the Company’s weighted average cost of debt.

Impairment

No impairment was recognized for the years ended December 31, 2015, 2014 and 2013.

Joint arrangements

Telesat International Limited (“TIL”) and APT entered into agreements relating to the Telstar 18 VANTAGE satellite currently under construction, which are accounted for as a joint operation, whereby TIL’s interest is 42.5%. Telesat (IOM) Limited (“TIOM”) and ViaSat Inc. entered into agreements relating to the ViaSat-1 satellite, which are accounted for as a joint operation, whereby TIOM owns the Canadian payload on the ViaSat-1 Satellite.

17. INTANGIBLE ASSETS

The intangible assets are split between assets with finite and indefinite lives.

The indefinite life intangible assets are summarized below.

	Orbital slots	Trade name	Total indefinite life intangibles
Cost at January 1, 2014	$600,725	$17,000	$617,725
Additions	—	—	—
Disposals/retirements	—	—	—
Impact of foreign exchange	3,121	—	3,121
Cost at December 31, 2014 and January 1, 2015	$603,846	$17,000	$620,846
Additions	—	—	—
Disposals/retirements	—	—	—
Impact of foreign exchange	6,765	—	6,765
Cost at December 31, 2015	$610,611	$17,000	$627,611
Accumulated impairment at January 1, 2014	$(1,100)	$—	$(1,100)
Impairment reversal	—	—	—
Accumulated impairment at December 31, 2014 and January 1, 2015	$(1,100)	$—	$(1,100)
Impairment reversal	—	—	—
Accumulated impairment at December 31, 2015	$(1,100)	$—	$(1,100)
Net carrying values
At December 31, 2014	$602,746	$17,000	$619,746
At December 31, 2015	$609,511	$17,000	$626,511

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS  – (continued)

The finite life intangible assets are summarized below.

	Revenue backlog	Customer relationships	Customer contracts	Transponder rights	Other	Total finite life intangibles
Cost at January 1, 2014	$268,460	$195,794	$12,688	$16,718	$1,196	$494,856
Additions	—	2,356	170	—	320	2,846
Disposals/retirements	(22,200)	—	—	—	—	(22,200)
Impact of foreign exchange	299	277	—	—	(53)	523
Cost at December 31, 2014 and January 1, 2015	$246,559	$198,427	$12,858	$16,718	$1,463	$476,025
Additions	—	1,285	10,284	—	5	11,574
Disposals/retirements	(1,236)	(1,710)	—	—	—	(2,946)
Impact of foreign exchange	666	805	—	—	(255)	1,216
Cost at December 31, 2015	$245,989	$198,807	$23,142	$16,718	$1,213	$485,869
Accumulated amortization and impairment at January 1, 2014	$(180,918)	$(75,906)	$(1,741)	$(7,244)	$(386)	$(266,195)
Amortization	(17,600)	(11,174)	(998)	(924)	(129)	(30,825)
Disposals/retirements	22,200	—	—	—	—	22,200
Impact of foreign exchange	(304)	(102)	—	—	27	(379)
Accumulated amortization and impairment at December 31, 2014 and January 1, 2015	$(176,622)	$(87,182)	$(2,739)	$(8,168)	$(488)	$(275,199)
Amortization	(14,303)	(11,636)	(876)	(925)	(162)	(27,902)
Disposals/retirements	1,236	1,710	—	—	—	2,946
Impact of foreign exchange	(657)	(314)	—	—	143	(828)
Accumulated amortization and impairment at December 31, 2015	$(190,346)	$(97,422)	$(3,615)	$(9,093)	$(507)	$(300,983)
Net carrying values
At December 31, 2014	$69,937	$111,245	$10,119	$8,550	$975	$200,826
At December 31, 2015	$55,643	$101,385	$19,527	$7,625	$706	$184,886

The total combined indefinite and finite life intangible assets are summarized below.

	As at December 31, 2015			As at December 31, 2014
	Cost	Accumulated amortization and impairment	Net carrying value	Cost	Accumulated amortization and impairment	Net carrying value
Indefinite life intangibles	$627,611	$(1,100)	$626,511	$620,846	$(1,100)	$619,746
Finite life intangibles	485,869	(300,983)	184,886	476,025	(275,199)	200,826
Total intangibles	$1,113,480	$(302,083)	$811,397	$1,096,871	$(276,299)	$820,572

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

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS  – (continued)

The Company’s trade name has a long and established history, a strong reputation and has been synonymous with quality and growth within the satellite industry. It has been assigned an indefinite life because of expected ongoing future use.

The following are the remaining useful lives of the intangible assets:

Years
Revenue backlog	1 to 9
Customer relationships	3 to 13
Transponder rights	9
Customer contracts	5 to 11
Concession rights	1 to 8
Patent	10

All of the Company’s intangible assets have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities (Note 24).

Impairment

Finite life intangible assets are assessed for impairment at the Company’s CGU level. Indefinite life intangible assets are tested for impairment at the individual asset level. The annual impairment tests for these assets were performed in the fourth quarter of 2015, 2014 and 2013 in accordance with the policy described in Note 4.

In 2013, $17.3 million of the impairment on orbital slots was reversed due to a decrease in the discount rate.

No impairment loss was recognized in 2015, 2014, or 2013.

The recoverable amount, for indefinite life intangible assets, which is equal to the fair value less costs of disposal, was calculated using the following assumptions:

	2015	2014	2013
Discount rate	10.0%	10.0%	10.0%

Some of the more sensitive assumptions used, including the forecasted cash flows and the discount rate, could have yielded different estimates of the recoverable amount. Actual operating results and the related cash flows of the Company could differ from the estimated operating results and related cash flows used in the impairment analysis, and had different estimates been used, it could have resulted in a different fair value.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

18. GOODWILL

The Company carries goodwill at its cost of $2,446.6 million with no accumulated impairment losses since acquisition.

Impairment

Goodwill is tested for impairment at the entity level because that represents the lowest level at which goodwill supports the Company’s operations and is monitored internally. The annual impairment test on goodwill was performed in the fourth quarter of 2015, 2014, and 2013 in accordance with the policy described in Note 4. The Company’s recoverable amount exceeded the carrying value therefore no impairment was recognized. The most significant assumptions used in the impairment test were as follows:

	2015	2014	2013
Discount rate	10.0%	10.0%	10.0%
Terminal year growth rate	2.5%	3.0%	3.0%

Some of the more sensitive assumptions used, including the forecasted cash flows and discount rate, could have yielded different estimates of the recoverable amount. Actual operating results and the related cash flows of the Company could differ from the estimated operating results and related cash flows used in the impairment analysis, and had different estimates been used, it could have resulted in a different fair value.

19. TRADE AND OTHER PAYABLES

As at December 31,	2015	2014
Trade payables	$2,821	$3,042
Other payables and accrued liabilities (a)	40,816	33,379
Other payables and accrued liabilities due to related parties (Note 33)	529	293
Trade and other payables	$44,166	$36,714

(a)	Other payables and accrued liabilities include payables that are not trade in nature as well as various operating and capital accruals.

20. OTHER CURRENT FINANCIAL LIABILITIES

As at December 31,	2015	2014
Derivative liabilities	$6,510	$11,533
Security deposits	2,880	2,551
Deferred satellite performance incentive payments	11,011	6,937
Interest payable (a)	11,084	9,213
Other	4,940	5,399
Other current financial liabilities	$36,425	$35,633

(a)	Interest payable includes interest payable on indebtedness, interest payable on deferred satellite performance incentive payments, and interest payable on other current financial liabilities.

21. OTHER CURRENT LIABILITIES

As at December 31,	2015	2014
Deferred revenue	$68,054	$69,112
Decommissioning liabilities (Note 23)	96	121
Uncertain tax positions	1,315	1,315
Income taxes payable	7,934	53,029
Other	3,238	568
Other current liabilities	$80,637	$124,145

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

22. OTHER LONG-TERM FINANCIAL LIABILITIES

As at December 31,	2015	2014
Derivative liabilities	$4,903	$7,883
Security deposits	551	360
Deferred satellite incentive payments	76,015	50,791
Tax indemnification payable	10,973	—
Other	1,748	1,719
Other long-term financial liabilities	$94,190	$60,753

23. OTHER LONG-TERM LIABILITIES

As at December 31,	2015	2014
Deferred revenue	$255,076	$270,087
Accrued benefit liability (Note 29)	42,762	46,779
Uncertain tax positions	175	175
Decommissioning liabilities (a)	1,628	1,534
Other	270	417
Other long-term liabilities	$299,911	$318,992

(a)	The current and long-term decommissioning liabilities on property and equipment were $1.7 million (December 31, 2014 — $1.7 million). The decommissioning liabilities are for the restoration of leased buildings and teleports. During the 2015 year, $0.1 million (December 31, 2014 — $0.1 million) was recorded as interest expense with no decommissioning liabilities derecognized (December 31, 2014 — $0.1 million). It is expected that the decommissioning liabilities will come to maturity between April 2017 and April 2062.

24. INDEBTEDNESS

As at December 31,	2015	2014
Senior Secured Credit Facilities (a)
Revolving Credit Facility	$—	$—
Term Loan A	375,000	425,000
Term Loan B — U.S. Facility (December 31, 2015 – USD $1,697,742, December 31, 2014 – USD $1,715,199)	2,349,505	1,993,233
Term Loan B — Canadian Facility	136,150	137,550
6.0% Senior Notes (USD $900,000) (b)	1,245,510	1,045,890
	4,106,165	3,601,673
Less: deferred financing costs, interest rate floors, prepayment option and premiums (c)	(42,944)	(55,994)
	4,063,221	3,545,679
Less: current indebtedness	(87,386)	(58,822)
Long-term indebtedness	$3,975,835	$3,486,857

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS  – (continued)

On March 28, 2012, Telesat Canada entered into a Credit Agreement with a syndicate of banks which provides for the extension of credit under the Senior Secured Credit Facilities as described below. All obligations under the Credit Agreement are guaranteed by the Company and certain of Telesat Canada’s existing subsidiaries (“Guarantors”). The obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat Canada and the Guarantors. The Credit Agreement contains covenants that restrict the ability of Telesat Canada and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sale-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The Credit Agreement requires Telesat Canada to comply with a maximum senior secured leverage ratio. The Credit Agreement also contains customary events of default and affirmative covenants, including an excess cash sweep, that may require the Company to repay a portion of the outstanding principal under the Senior Secured Credit Facilities prior to the stated maturity.

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

On April 2, 2013, Telesat amended its Senior Secured Credit Facilities. The amendment to the Senior Secured Credit Facilities converted $34 million from Canadian to U.S. dollars and decreased the interest rate on the Term Loan B — Canadian Facility (“Canadian TLB Facility”) and the Term Loan B — U.S. Facility (“U.S. TLB Facility”) by 0.50%. The amendment also decreased the interest rate floors on the debt to 0.75% and 1.00% for the U.S. TLB Facility and the Canadian TLB Facility, respectively. While the debt incurrence test and maximum permitted debt test of the Consolidated Total Secured Debt to EBITDA (the “Senior Secured Leverage Ratio”) remained unchanged at 5.00:1.00 and 5.25:1.00, respectively, the permitted leverage ratio to incur first lien debt changed to 4.25:1.00 from the prior 4.00:1.00. Additional debt issue costs of $6.7 million and $0.5 million were incurred with the amendment of the U.S. TLB Facility and Canadian TLB Facility, respectively.

On May 1, 2013, Telesat redeemed all outstanding 12.5% Senior Subordinated Notes at a price equal to 106.25% of the principal amount from cash on-hand. The redemption premiums, along with the deferred financing costs which were capitalized in the carrying value, were expensed resulting in a net loss on financing of $18.5 million.

(a)	The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. The Credit Agreement requires Telesat Canada and the Guarantors to comply with a maximum senior secured leverage ratio. At December 31, 2015 and December 31, 2014, Telesat was in compliance with this covenant.

Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements, which, in the initial years, are generally an annual amount representing one quarter of 1% of the initial aggregate principal amount, payable quarterly. The maturity of the Senior Secured Credit Facilities will be accelerated if Telesat Canada’s existing 6.0% Senior Notes due in 2017 or certain refinancing thereof are not repurchased, redeemed, refinanced or deferred before 91 days prior to the maturity date of such notes.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS  – (continued)

The Senior Secured Credit Facilities have several tranches which are described below:

(i)	A Revolving Credit Facility (“Revolving Facility”) of up to $140 million in Canadian or U.S. dollars is available to Telesat. This Revolving Facility matures on March 28, 2017 and is available to be drawn at any time. Loans under the Revolving Facility bear interest at a floating rate plus an applicable margin of 2.00% for prime rate and Alternative Base Rate loans and 3.00% for Bankers Acceptance (“BA”) and Eurodollar loans. The Revolving Facility has an unused commitment fee of 50 basis points. As of December 31, 2015, other than $0.1 million (December 31, 2014 — $0.2 million) in drawings related to letters of credit, there were no borrowings under this facility.

(ii)	The Term Loan A Facility (“TLA Facility”) is a $500 million loan maturing on March 28, 2017. Loans under this facility bear interest at a floating rate of the BA plus an applicable margin of 3.00%. Mandatory principal repayments of $50.0 million were made in 2015. The weighted average effective interest rate was 4.36% (December 31, 2014 — 4.60%).

(iii)	The U.S. TLB Facility is a USD $1,746 million loan maturing on March 28, 2019. The outstanding borrowings under the U.S. TLB Facility currently bear interest at a floating rate of LIBOR, but not less than 0.75%, plus an applicable margin of 2.75%. Mandatory principal repayments of $22.5 million were made in 2015. The weighted average effective interest rate was 4.26% (December 31, 2014 — 4.26%).

(iv)	The Canadian TLB Facility is a $140 million loan maturing on March 28, 2019. The outstanding borrowings under the Canadian TLB Facility currently bear interest at a floating rate of the BA borrowing, but not less than 1.00%, plus an applicable margin of 3.25%. Mandatory principal repayments of $1.4 million were made in 2015. The weighted average effective interest rate was 5.18% (December 31, 2014 — 5.37%).

(b)	The Senior Notes bear interest at an annual rate of 6.0% and are due May 15, 2017. The total balance of the Senior Notes is USD $900 million, with USD $700 million issued on May 14, 2012, and an additional USD $200 million issued on October 29, 2012. The Senior Notes include covenants or terms that restrict the Company’s ability to, among other things: (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) effect mergers with another entity, and (vii) redeem the Senior Notes, without penalty, prior to May 15, 2016, in each case subject to exceptions provided for in the Senior Notes indenture. The weighted average effective interest rate was 5.99% (December 31, 2014 — 5.99%).

(c)	The TLA Facility, U.S. TLB Facility, Canadian TLB Facility and Senior Notes are presented on the balance sheet net of related deferred financing costs of $25.0 million (December 31, 2014 — $34.4 million). The indenture agreement for the Senior Notes contains provisions for certain prepayment options (Note 27) and premiums which were fair valued at the time of debt issuance.

The fair value of the prepayment option related to the 6.0% Senior Notes was allocated to indebtedness at their inception date. The aggregate impact of the prepayment option related to the 6.0% Senior Notes issued on May 14, 2012 and October 29, 2012 was a $5.6 million increase to the indebtedness. This liability is subsequently amortized using the effective interest method and had a carrying amount of $1.8 million at December 31, 2015 (December 31, 2014 — $3.0 million).

The initial fair value impact of the premiums on the 6.0% Senior Notes was an increase to indebtedness of $7.0 million. This liability is subsequently amortized using the effective interest method and had a carrying amount of $2.3 million at December 31, 2015 (December 31, 2014 — $3.9 million).

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS  – (continued)

The initial fair value impact, in March 2012, of the interest rate floors on the U.S. TLB Facility was a decrease to the indebtedness of $44.3 million. This asset is subsequently amortized using the effective interest method and had a carrying amount of $21.2 million at December 31, 2015 (December 31, 2014 — $27.3 million).

The initial fair value impact, in March 2012, of the interest rate floors on the Canadian TLB Facility was a decrease to the indebtedness of $1.7 million. This asset is subsequently amortized using the effective interest method and had a carrying amount of $0.9 million at December 31, 2015 (December 31, 2014 — $1.1 million).

The short-term and long-term portions of deferred financing costs, interest rate floors, prepayment option and premiums were as follows:

As at December 31,	2015	2014
Short-term deferred financing costs	$9,609	$9,355
Long-term deferred financing costs	15,370	25,093
	$24,979	$34,448
Short-term interest rate floors	$6,479	$6,256
Long-term interest rate floors	15,591	22,175
	$22,070	$28,431
Short-term prepayment option	$(1,266)	$(1,191)
Long-term prepayment option	(516)	(1,797)
	$(1,782)	$(2,988)
Short-term premiums	$(1,649)	$(1,552)
Long-term premiums	(674)	(2,345)
	$(2,323)	$(3,897)
Deferred financing costs, interest rate floors, prepayment option and premiums	$42,944	$55,994

The outstanding balance of indebtedness, excluding deferred financing costs, interest rate floors, prepayment option and premiums will be repaid as follows (in millions of Canadian dollars):

2016	2017	2018	2019	2020 and thereafter	Total
$100.6	$1,571.1	$25.6	$2,408.9	$—	$4,106.2

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

25. SHARE CAPITAL

The number of shares and stated value of the outstanding shares at December 31, 2015 and 2014 were as follows:

	Number of shares	Stated value
Common Shares	74,252,460	$340,602
Voting Participating Preferred Shares	7,034,444	77,995
Non-Voting Participating Preferred Shares	38,255,423	238,267
Director Voting Preferred Shares	1,000	10
Share capital		$656,874

In January 2013, January 2014, November 2014 and November 2015, dividends were declared and paid on the Director Voting Preferred Shares.

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

There were no changes in the number of shares issued in any class of shares in 2014 or 2015.

The authorized share capital of the Company is comprised of: (i) an unlimited number of Common Shares, Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares, Redeemable Common Shares, and Redeemable Non-Voting Participating Preferred Shares, (ii) 1,000 Director Voting Preferred Shares, and (iii) 325,000 Senior Preferred Shares. None of the Redeemable Common Shares, Redeemable Non-Voting Participating Preferred Shares or Senior Preferred Shares have been issued as at December 31, 2015. The Company’s share-based compensation plans have authorized the grant of up to 12,923,779 options to purchase Non-Voting Participating Preferred Shares (Note 28).

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

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

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

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

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

26. CAPITAL DISCLOSURES

Telesat is a privately held company. The Company’s financial strategy is designed to maintain compliance with the financial covenant under its Senior Secured Credit Facilities (Note 24), and to maximize returns to its shareholders and other stakeholders. The Company meets these objectives through regular monitoring of the financial covenant and operating results on a quarterly basis. The Company’s overall financial strategy remains unchanged from 2014.

The Company defines its capital as shareholders’ equity (comprising issued share capital, accumulated earnings and excluding reserves) and debt financing (comprising indebtedness and excluding deferred financing costs, prepayment option, interest rate floors and premiums as detailed in Note 24).

The Company’s capital at the end of the year was as follows:

As at December 31,	2015	2014
Shareholders’ equity (excluding reserves)	$845,353	$1,108,502
Debt financing (excluding deferred financing costs, prepayment option, interest rate floors and premiums)	$4,106,165	$3,601,673

The Senior Secured Credit Facilities are secured by substantially all of the Company’s assets, excluding the assets of non-restricted subsidiaries. Under the terms of the Senior Secured Credit Facilities, Telesat Canada and the Guarantors are required to comply with a senior secured leverage ratio covenant. The covenant is based on the Senior Secured Leverage Ratio. At December 31, 2015, the Senior Secured Leverage Ratio was 3.70:1.00 (December 31, 2014 — 3.40:1.00), which was less than the maximum test ratio of 5.25:1.00.

The Company’s operating results are tracked against budget on a monthly basis, and this analysis is reviewed by senior management. The Company partly manages its interest rate risk due to variable interest rate debt through the use of interest rate swaps (Note 27).

27. FINANCIAL INSTRUMENTS

Measurement of Risks

The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at December 31, 2015.

Credit risk

Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. At December 31, 2015, the maximum exposure to credit risk is equal to the carrying value of the financial assets totaling $783.1 million (December 31, 2014 — $586.1 million).

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

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

The Company has entered into various cross-currency basis swaps, forward foreign exchange contracts and interest rate swaps. The Company mitigates the credit risk associated with these swaps by entering into them with only high quality financial institutions.

The cross-currency basis swaps, forward foreign exchange contract, and three of the interest rate swaps were settled on October 31, 2014 with an additional interest rate swap settled on June 30, 2015.

The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. The Company’s standard payment terms are 30 days. Interest at a rate of 1.5% per month, compounded monthly, is typically charged on balances remaining unpaid at the end of the standard payment terms. The Company’s historical experience with customer defaults has been minimal. As a result, the Company considers the credit quality of its North American customers to be high, however due to the additional complexities of collecting from its International customers, the Company considers the credit quality of its International customers to be lower than its North American customers. At December 31, 2015, North American and International customers made up 47% and 53% of the outstanding trade receivable balance, respectively (December 31, 2014 — 48% and 52%, respectively). Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2015 was $3.8 million (December 31, 2014 — $4.0 million).

Foreign exchange risk

The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The Company’s main currency exposures lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness with the most significant impact being on the U.S. dollar denominated debt financing. At December 31, 2015, $3,595.0 million of the $4,106.2 million total debt financing (December 31, 2014 — $3,039.1 million of the $3,601.7 million) was the Canadian dollar equivalent of the U.S. dollar denominated debt (before netting of deferred financing costs, premiums, interest rate floors and prepayment option).

In 2007, the Company entered into cross-currency basis swaps to economically hedge the foreign currency risk on a portion of its U.S. dollar denominated debt. These cross-currency basis swaps matured on October 31, 2014.

On September 22, 2014, the Company entered into a forward foreign exchange contract which required the Company to pay $1,036.7 million U.S. dollars to receive $1,141.6 million Canadian dollars. This forward foreign exchange contract was used to fix the exchange rate on the cross currency basis swaps on their maturity date. In 2014, a net loss of $17.8 million was recorded in gain on changes in fair value of financial instruments relating to the initial recognition and subsequent settlement of the forward foreign exchange contract.

As at December 31, 2015, the impact of a 5 percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar on financial assets and liabilities would have decreased (increased) net loss by $159.8 million (December 31, 2014 — $139.2 million) and decreased (increased) other comprehensive (loss) income by $4.0 million (December 31, 2014 — $2.9 million). This analysis assumes that all other variables, in particular interest rates, remain constant.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

Interest rate risk

The Company is exposed to interest rate risk on its cash and cash equivalents and its long-term debt. The interest rate risk on the long-term debt is from a portion of the debt having a variable interest rate. Changes in the interest rates could impact the amount of interest that the Company is required to pay or receive. The Company has entered into interest rate swaps to hedge the interest rate risk associated with the variable interest rates on a portion of the long-term debt. As at December 31, 2015, the Company had one interest rate swap to fix interest on $250.0 million of debt at a fixed rate, excluding applicable margin, of 1.62% and one interest rate swap to fix interest on $300.0 million of U.S. denominated debt at a fixed interest rate, excluding applicable margin, of 1.46% (December 31, 2014 — two interest rate swaps to fix interest on $550.0 million of debt at a weighted average fixed rate, excluding applicable margin, of 1.53% and one interest rate swap to fix interest on $300.0 million of U.S. denominated debt at a fixed rate, excluding applicable margin, of 1.46%). These contracts mature between June 30, 2016 and September 30, 2016. As at December 31, 2015, the fair value of these derivative contracts was a liability of $2.3 million (December 31, 2014 — liability of $2.7 million).

If the interest rates on the unhedged variable rate debt change by 0.25%, excluding the potential impact of interest rate floors, the result would be an increase or decrease to net (loss) income of $4.8 million for the year ended December 31, 2015 (December 31, 2014 — $2.4 million).

Liquidity risk

The Company maintains credit facilities to ensure it has sufficient funds available to meet current and foreseeable financial requirements.

The following were the contractual maturities of financial liabilities as at December 31, 2015:

	Carrying amount	Contractual cash flows (undiscounted)	2016	2017	2018	2019	2020	Thereafter
Trade and other payables	$44,166	$44,166	$44,166	$—	$—	$—	$—	$—
Security deposits	3,431	3,431	2,886	87	197	19	—	242
Deferred satellites performance incentive payments	88,243	120,514	14,867	14,076	14,614	14,007	11,667	51,283
Other financial liabilities	18,017	18,537	5,228	11,894	568	484	363	—
Long-term indebtedness	4,115,714	4,514,016	277,021	1,696,298	112,461	2,428,236	—	—
Interest rate swaps	2,335	2,384	2,384	—	—	—	—	—
	$4,271,906	$4,703,048	$346,552	$1,722,355	$127,840	$2,442,746	$12,030	$51,525

The carrying value of the deferred satellites performance incentive payments and other financial liabilities included $1.2 million and $0.3 million of interest payable, respectively. In addition, the carrying value of the indebtedness included $9.5 million of interest payable.

The contractual cash flows of the deferred satellites performance incentive payments and other financial liabilities included $31.4 million and $0.8 million of interest payments, respectively. In addition, the contractual cash flows of the indebtedness included $407.9 million of interest payments.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

Financial assets and liabilities recorded on the balance sheet and the fair value hierarchy levels used to calculate those values were as follows:

As at December 31, 2015	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$690,726	$—	$—	$690,726	$690,726	Level 1
Trade and other receivables	50,781	—	—	50,781	50,781		(3)
Other current financial assets	1,186	—	—	1,186	1,186	Level 1
Other long-term financial assets (1)	20,127	20,235	—	40,362	40,362	Level 1, Level 2
Trade and other payables	—	—	(44,166)	(44,166)	(44,166)		(3)
Other current financial liabilities	—	(6,510)	(29,915)	(36,425)	(40,718)	Level 2
Other long-term financial liabilities	—	(4,903)	(89,287)	(94,190)	(99,562)	Level 2
Indebtedness (2)	—	—	(4,106,165)	(4,106,165)	(4,069,522)	Level 2
	$762,820	$8,822	$(4,269,533)	$(3,497,891)	$(3,470,913)

As at December 31, 2014	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$497,356	$—	$—	$497,356	$497,356	Level 1
Trade and other receivables	49,534	—	—	49,534	49,534		(3)
Other current financial assets	765	—	—	765	765	Level 1
Other long-term financial assets (1)	15,814	22,628	—	38,442	38,442	Level 1, Level 2
Trade and other payables	—	—	(36,714)	(36,714)	(36,714)		(3)
Other current financial liabilities	—	(11,533)	(24,100)	(35,633)	(37,675)	Level 2
Other long-term financial liabilities	—	(7,883)	(52,870)	(60,753)	(64,126)	Level 2
Indebtedness (2)	—	—	(3,601,673)	(3,601,673)	(3,590,132)	Level 2
	$563,469	$3,212	$(3,715,357)	$(3,148,676)	$(3,142,550)

(1)	The other long-term financial assets classified as fair value through profit or loss were calculated using level 2 of the fair value hierarchy. All other balances were calculated using level 1 of the fair value hierarchy.

(2)	Excludes deferred financing costs, interest rate floors, prepayment option and premiums.

(3)	Trade and other receivables and trade and other payables approximate fair value due to the short-term maturity of these instruments.

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

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

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

The carrying amounts of cash and cash equivalents, trade and other receivables, and trade and other payables approximate fair value due to the short-term maturity of these instruments. Included in cash and cash equivalents are $214.0 million (December 31, 2014 — $334.4 million) of short-term investments.

The fair value of the deferred satellites performance incentive payments, included in other current and other long-term financial liabilities, was determined using a discounted cash flow methodology. These calculations are performed on a recurring basis. At December 31, 2015, the discount rate used was 4.6% (December 31, 2014 — 4.7%).

The fair value of the indebtedness was based on transactions and quotations from third parties considering market interest rates and excluding deferred financing costs, interest rate floors, prepayment option and premiums. The calculation of the fair value of the indebtedness is performed on a recurring basis. The rates used were as follows:

As at December 31,	2015	2014
Canadian Term Loan A Facility	99.00%	99.50%
Canadian Term Loan B Facility	98.63%	96.75%
U.S. Term Loan B Facility	98.25%	98.44%
6.0% Senior Notes	100.81%	102.50%

Fair value of derivative financial instruments

Apart from the forward foreign exchange contract, derivatives were valued using a discounted cash flow methodology. The calculations of the fair value of the derivatives are performed on a recurring basis.

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

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

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

The discount rates used to discount U.S. dollar cash flows ranged from 0.43% to 1.46% (December 31, 2014 — 0.17% to 1.62%). The discount rates used to discount Canadian dollar cash flows ranged from 0.79% to 0.97% (December 31, 2014 — 1.30% to 1.70%).

The current and long-term portion of the fair value of the Company’s derivative assets and liabilities, at each balance sheet date, and the fair value hierarchy levels used to calculate those fair values were as follows:

As at December 31, 2015	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total	Fair value hierarchy
Interest rate swaps	$—	$(2,335)	$—	$(2,335)	Level 2
Interest rate floors	—	(4,175)	(4,903)	(9,078)	Level 2
Prepayment option	20,235	—	—	20,235	Level 2
	$20,235	$(6,510)	$(4,903)	$8,822

As at December 31, 2014	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total	Fair value hierarchy
Interest rate swaps	$—	$(2,434)	$(298)	$(2,732)	Level 2
Interest rate floors	—	(9,099)	(7,585)	(16,684)	Level 2
Prepayment option	22,628	—	—	22,628	Level 2
	$22,628	$(11,533)	$(7,883)	$3,212

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

The reconciliation of the fair value of derivative assets and liabilities are as follows:

Fair value, December 31, 2013 and January 1, 2014	$(102,724)
Unrealized gains (losses) on derivatives
Interest rate floors	8,090
Prepayment options	(32,725)
Interest rate swaps	19,749
Realized (losses) gains on derivatives
Forward foreign exchange contract	(17,817)
Cross-currency basis swaps	71,634
Net cash paid on settlement
Forward foreign exchange contract	19,297
Cross-currency basis swaps	41,527
Impact of foreign exchange	(3,819)
Fair value, December 31, 2014 and January 1, 2015	$3,212
Unrealized gains (losses) on derivatives
Interest rate floors	10,233
Prepayment options	(5,261)
Interest rate swaps	1,063
Impact of foreign exchange	(425)
Fair value, December 31, 2015	$8,822

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. SHARE-BASED COMPENSATION PLANS

Telesat Holdings Stock Incentive Plans

In September 2008 and April 2013, Telesat adopted share-based compensation plans (the “stock incentive plans”) for certain key employees of the Company and its subsidiaries. The stock incentive plans provide for the grant of up to 12,923,779 options, 8,824,646 authorized in 2008, 4,036,729 authorized in 2013, and an additional 62,404 authorized in 2015, to purchase Non-Voting Participating Preferred Shares of Telesat Holdings Inc., convertible into Common Shares.

Under the stock incentive plans, two different types of stock options can be granted: time-vesting options and performance-vesting options. The time-vesting options generally become vested and exercisable over a five-year period by 20% annual increments. The performance-vesting options become vested and exercisable over a five-year period, provided that the Company has achieved or exceeded an annual or cumulative target consolidated EBITDA established by the Board of Directors. The exercise period of the stock options expire 10 years from the grant date. The exercise price of each share underlying the options will be the higher of a fixed price, established by the Board of Directors on the grant date, and the fair market value of a Non-Voting Participating Preferred Share on the grant date. Both plans authorize the Board of Directors to grant tandem SARs, at their discretion.

The Company expenses the fair value of stock options that are expected to vest over the vesting period using the Black-Scholes option pricing model. The share-based compensation expense is included in operating expenses.

In January 2016, the Board approved the purchase for cancellation of up to 25% of the currently outstanding stock options. The cash consideration for this purchase will be paid in the first half of 2016 and is expected to be approximately $25 million.

The stock options granted in the current and prior years, and their weighted average fair value were as follows:

	2015	2014	2013
Number of stock options granted	418,606	150,000	3,999,399
Weighted average fair value of options granted	$14.80	$12.05	$8.93

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. SHARE-BASED COMPENSATION PLANS  – (continued)

The movement in the number of stock options outstanding and their weighted average exercise price were as follows:

	Time vesting option plans		Performance vesting option plans
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding at December 31, 2013 and January 1, 2014	3,664,455	$21.72	1,853,623	$18.40
Granted	67,500		82,500
Forfeited	(100,884)		(136,539)
Exercised (Note 25)	(8,256)		(10,010)
Expired	—		—
Outstanding at December 31, 2014 and January 1, 2015	3,622,815	$21.95	1,789,574	$18.94
Granted	380,106		38,500
Forfeited	(239,250)		(2,750)
Exercised	—		—
Expired	—		—
Outstanding at December 31, 2015	3,763,671	$23.65	1,825,324	$19.38

The amounts of stock options exercisable and the weighted average remaining life were as follows:

As at December 31,	2015	2014
Time vesting option plans	2,265,694	1,757,250
Performance vesting option plans	1,079,145	920,134
Weighted-average remaining life	6 years	7 years

The share-based compensation expense included in the consolidated statements of income was as follows:

Year ended December 31,	2015	2014	2013
Operating expenses	$5,369	$9,655	$13,517

The weighted-average assumptions used to determine the share-based compensation expense for stock options using the Black-Scholes option pricing model were as follows:

	2015	2014	2013
Dividend yield	—%	—%	—%
Expected volatility	24.6%	24.8%	25.0%
Risk-free interest rate	1.81%	1.76%	1.74%
Expected life (years)	10	10	10

The expected volatility is based on the historical volatility.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS

The expenses included on the consolidated statements of (loss) income and the consolidated statements of comprehensive (loss) income were as follows:

	Pension plans			Other post-employment benefit plans
Year ended December 31,	2015	2014	2013	2015	2014	2013
Consolidated statements of (loss) income
Operating expenses	$7,659	$5,426	$6,104	$494	$362	$372
Interest expense	$933	$294	$1,603	$1,043	$1,050	$1,467
Other operating (losses) gains, net	$—	$—	$—	$—	$—	$9,786
Consolidated statements of comprehensive (loss) income
Actuarial (gains) losses on employee benefit plans	$(1,140)	$20,070	$(24,942)	$(4,085)	$3,276	$3,712

In October 2013, the Company ceased allowing new employees to join certain of the defined benefit plans, except under certain circumstances, and commenced a defined contribution pension plan for new employees. The Company made contributions of $0.9 million for various defined contribution arrangements during 2015 (December 31, 2014 — $0.7 million).

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

In January 2013, the Company changed its funding strategy for other post-employment benefits provided to certain retired employees. As a result of this change, the Company recognized a $5.2 million loss in actuarial (gains) losses on the employee benefit plans in the statement of comprehensive (loss) income.

In 2013, there was a change in how certain retired employees would have their health care benefits coordinated with Medicare. As a result of this change, the Company recognized a $2.4 million loss in operating (losses) gains, net in the statement of (loss) income.

In 2013, the Company also announced that effective January 2015 it would cease paying health care and life insurance benefits to certain retired employees and would commence paying an amount into a health reimbursement account for the affected retired employees. As a result of this change in benefits, the Company recognized a $12.2 million gain in other operating (losses) gains, net in the statement of (loss) income.

The balance sheet obligations, which were included on the balance sheets in other long-term liabilities (note 23), were distributed between pension and other post-employment benefits as follows:

As at December 31,	2015	2014
Pension benefits	$19,901	$21,531
Other post-employment benefits	22,861	25,248
	$42,762	$46,779

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS  – (continued)

The amounts recognized in the balance sheets and the funded statuses of the benefit plans were as follows:

	2015		2014
As at December 31,	Pension	Other	Pension	Other
Present value of funded obligations	$268,058	$—	$259,195	$—
Fair value of plan assets	(249,335)	—	(238,911)	—
	$18,723	$—	$20,284	$—
Present value of unfunded obligations	1,178	22,861	1,247	25,248
Accrued benefit liability	$19,901	$22,861	$21,531	$25,248

The changes in the benefit obligations and in the fair value of plan assets were as follows:

December 31, 2015	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2015	$260,442	$25,248	$285,690
Current service cost	5,917	494	6,411
Interest expense	10,533	1,043	11,576
Remeasurements
Actuarial gains arising from plan experience	(2,983)	(2,243)	(5,226)
Actuarial gains from change in demographic assumptions	—	(154)	(154)
Actuarial losses (gains) from changes in financial assumptions	1,223	(1,688)	(465)
Benefits paid	(8,761)	(685)	(9,446)
Contributions by plan participants	1,305	8	1,313
Adjustment to obligation for past service cost credit	1,560	—	1,560
Other	—	838	838
Benefit obligation, December 31, 2015	$269,236	$22,861	$292,097
Change in fair value of plan assets
Fair value of plan assets, January 1, 2015	$(238,911)	$—	$(238,911)
Contributions by plan participants	(1,305)	(8)	(1,313)
Contributions by employer	(9,082)	(677)	(9,759)
Interest income	(9,600)	—	(9,600)
Benefits paid	8,761	685	9,446
Remeasurements
Return on plan assets, excluding interest income	620	—	620
Administrative costs	386	—	386
Adjustment to fair value of assets due to past service cost credit	(204)	—	(204)
Fair value of plan assets, December 31, 2015	$(249,335)	$—	$(249,335)
Accrued benefit liability, December 31, 2015	$19,901	$22,861	$42,762

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

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

The weighted average duration of the defined benefit obligation as at December 31, 2015 is 16 years for the defined benefit pension plans and 14 years for the other post-employment benefit plans. The weighted average duration of the current service cost as at December 31, 2015 is 27 years for the defined benefit pension plans and 25 years for the other post-employment benefit plans.

The estimated future benefit payments for the defined benefit pension plans and other post-employment benefit plans until 2025 are as follows:

	Pension	Other
2016	$9,185	$923
2017	$9,696	$952
2018	$10,369	$984
2019	$11,152	$1,020
2020	$11,695	$1,058
2021 to 2025	$70,595	$6,740

Benefit payments include obligations to 2025 only as obligations beyond this date are not quantifiable.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS  – (continued)

The fair value of the plan assets are allocated as follows between the various types of investments:

As at December 31,	2015	2014
Equity securities
Canada	21.5%	21.1%
United States	14.6%	15.0%
International (other than United States)	19.6%	18.5%
Fixed income instruments
Canada	41.7%	42.8%
Cash and cash equivalents
Canada	2.6%	2.6%

Plan assets are valued at the measurement date of December 31 each year.

The investments are made in accordance with the Statement of Investment Policies and Procedures. The Statement of Investment Policies and Procedures is reviewed on an annual basis by the Management Level Pension Fund Investment Committee with approval of the policy being provided by the Audit Committee.

The following are the significant assumptions adopted in measuring the Company’s pension and other benefit obligations:

	Pension	Other	Pension	Other
As at December 31,	2015	2015	2014	2014
Actuarial benefit obligation
Discount rate	4.00%	4.00%	5.00%	3.75% to 5.00%
Benefit costs for the year ended
Discount rate	4.00%	3.75% to 4.00%	5.00%	4.50% to 5.00%
Future salary growth	2.50%	N/A	3.00%	N/A
Health care cost trend rate	N/A	4.50%	N/A	4.50%
Other medical trend rates	N/A	4.50%	N/A	4.50%

For certain Canadian post-retirement benefits, the medical trend rate for drugs was assumed to be 7.0% in 2016, decreasing by 0.25% per annum, to a rate of 4.5% in 2026 and thereafter.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS  – (continued)

Sensitivity of assumptions

The calculation of the defined benefit obligation is sensitive to the assumptions set out above. The following table summarizes how the impact on the defined benefit obligation as at December 31, 2015 and 2014 would have increased or decreased as a result of the change in the respective assumptions by one percent.

	Pension		Other
As at December 31, 2015	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(37,222)	$46,173	$(2,714)	$3,370
Future salary growth	$7,865	$(7,951)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$1,658	$(1,364)

	Pension		Other
As at December 31, 2014	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(35,949)	$46,355	$(3,134)	$3,922
Future salary growth	$8,892	$(7,948)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$2,352	$(1,898)

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

The Company expects to make contributions of $8.4 million to the defined benefit plans and $0.1 million to the defined contribution plan during the next fiscal year.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents were comprised of the following:

As at December 31,	2015	2014	2013
Cash	$476,700	$162,968	$63,816
Short-term investments, original maturity three months or less (1)	214,026	334,388	234,897
Cash and cash equivalents	$690,726	$497,356	$298,713

(1)	Consists of short-term investments with an original maturity of three months or less or which are available upon demand with no penalty for early redemption.

Income taxes paid, net of income taxes received was comprised of the following:

Year ended December 31,	2015	2014	2013
Income taxes paid	$(159,256)	$(83,310)	$(12,569)
Income taxes received	4,233	2,511	—
	$(155,023)	$(80,799)	$(12,569)

Interest paid, net of capitalized interest and interest received was comprised of the following:

Year ended December 31,	2015	2014	2013
Interest paid	$(176,312)	$(200,029)	$(215,674)
Capitalized interest	9,268	4,430	3,361
Interest received	5,130	2,702	1,172
	$(161,914)	$(192,897)	$(211,141)

The net change in operating assets and liabilities shown in the consolidated statements of cash flows was comprised of the following:

As at December 31,	2015	2014	2013
		Restated (Note 3)	Restated (Note 3)
Trade and other receivables	$4,944	$3,821	$16,134
Financial assets	(4,590)	15,534	(2,385)
Other assets	(12,346)	(19)	3,342
Trade and other payables	(4,722)	(2,029)	(3,865)
Financial liabilities	8,396	(7,432)	(1,712)
Other liabilities	11,666	(18,582)	(11,126)
	$3,348	$(8,707)	$388

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. SUPPLEMENTAL CASH FLOW INFORMATION  – (continued)

Non-cash investing and financing activities were comprised of:

Year ended December 31,	2015	2014	2013
Satellites, property and other equipment	$51,587	$16,539	$4,069
Intangible assets	$11,569	$2,661	$1,061

31. COMMITMENTS AND CONTINGENT LIABILITIES

The following is a summary of the Company’s off-balance sheet contractual obligations as at December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
Operating property leases	$6,573	$5,979	$5,556	$2,022	$481	$1,556	$22,167
Capital commitments	213,734	171,020	28,343	—	—	—	413,097
Other operating commitments	20,968	8,682	7,134	5,390	5,045	4,791	52,010
	$241,275	$185,681	$41,033	$7,412	$5,526	$6,347	$487,274

Operating property leases consist of off-balance sheet contractual obligations for land or building usage, while capital commitments include commitments for capital projects. Other operating commitments consist of third party satellite capacity arrangements as well as other commitments that are not categorized as operating property leases or capital commitments. The Company’s off-balance sheet obligations include the future minimum payments for the expected duration of each respective obligation, which have various terms and expire between 2016 to 2043. The aggregate expense related to operating property lease commitments for the year ended December 31, 2015 was $7.4 million (December 31, 2014 — $7.1 million, December 31, 2013 —  $7.2 million).

The Company has entered into contracts for the construction of two satellites and other capital expenditures. The total outstanding commitments at December 31, 2015 were included in capital commitments.

The Company has agreements with various customers for prepaid revenue on several service agreements which take effect when the spacecraft is placed into service. The Company is responsible for operating and controlling these satellites. As at December 31, 2015, customer prepayments of $323.1 million (December 31, 2014 — $339.2 million), a portion of which is refundable under certain circumstances, were reflected in current and long-term liabilities.

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

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

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

In Brazil, the Company is currently involved in a number of disputes with the Brazilian tax authorities who have alleged that additional taxes are owed on revenue earned by the Company for the period 2003 to 2012. The disputes relate to the Brazilian tax authorities’ characterization of the Company’s revenue. Additional taxes and interest of approximately $32.0 million have been assessed by Brazilian tax authorities and the Company has challenged those assessments. The Company believes the likelihood of an unfavorable outcome in these disputes is remote and, as such, no reserve has been established. Loral has agreed to indemnify the Company with respect to certain of the assessments issued in Brazil.

The Company was re-assessed by Canadian tax authorities for income taxes and interest of approximately $16.5 million relating to the deductibility of certain expenses for the 2007 tax year and the Company is challenging these re-assessments. The Company believes the likelihood of an unfavorable outcome in these disputes is remote, and as such, no reserve has been established.

Other than the above, the Company is not aware of any proceedings outstanding or threatened as of the date hereof by or against it or relating to its business which may have, or have had in the recent past, significant effects on the Company’s financial position or profitability.

32. SUBSIDIARIES

The list of significant companies included in the scope of consolidation as at December 31, 2015 was as follows:

Company	Country	Method of Consolidation	% voting rights
Telesat Canada	Canada	Fully consolidated	100
Infosat Communications LP	Canada	Fully consolidated	100
Skynet Satellite Corporation	United States	Fully consolidated	100
Telesat Network Services, Inc.	United States	Fully consolidated	100
The SpaceConnection Inc.	United States	Fully consolidated	100
Telesat Satellite LP	United States	Fully consolidated	100
Infosat Able Holdings, Inc.	United States	Fully consolidated	100
Able Infosat Communications, Inc.	United States	Fully consolidated	100
Telesat Brasil Capacidade de Satélites Ltda.	Brazil	Fully consolidated	100
Telesat (IOM) Limited	Isle of Man	Fully consolidated	100
Telesat International Limited	United Kingdom	Fully consolidated	100

The percentage of voting rights and method of consolidation were the same as at December 31, 2014.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

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

Transactions with subsidiaries

The Company and its subsidiaries regularly engage in inter-group transactions. These transactions include the purchase and sale of satellite services and communication equipment, providing and receiving network and call centre services, access to orbital slots and management services. The transactions have been entered into over the normal course of operations. Any balances and transactions between the Company and its subsidiaries have been eliminated on consolidation and therefore have not been disclosed.

Compensation of executives and Board level directors

Year ended December 31,	2015	2014	2013
Short-term benefits (including salaries)	$7,132	$7,543	$7,293
Special payments (1)	—	980	2,162
Post-employment benefits	3,268	1,922	1,814
Share-based payments (2)	4,674	8,931	12,705
	$15,074	$19,376	$23,974

(1)	In 2012, the Board authorized special payments to certain employees which would be paid over three years subject to certain conditions being met. All special payments were expensed and paid as at December 31, 2014.

(2)	During 2013, 2014 and 2015, the Board authorized the grant of stock options to certain key management personnel pursuant to the stock incentive plan. A total of 3,701,027, 150,000 and 348,606 stock options were granted to key management personnel in 2013, 2014 and 2015, respectively. Share-based payments also include all expenses associated with stock options previously issued under the 2008 stock incentive plan.

Stock option repurchase and exercise of share appreciation rights

In April 2013, a member of senior management exercised 83,204 SARs in relation to the stock options granted under the Company’s stock incentive plan and received 24,638 Non-Voting Participating Preferred Shares.

Defined benefit pension plans

The Company funds certain defined benefit pension plans. Contributions made to the defined benefit pension plans for the year ended December 31, 2015 were $9.1 million (December 31, 2014 — $10.0 million).

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

33. RELATED PARTY TRANSACTIONS  – (continued)

Transactions with related parties

The Company and certain of its subsidiaries regularly engage in transactions with related parties. The Company’s related parties include Loral and Red Isle. There were no transactions or balances outstanding with Red Isle during any of the years presented.

During the year, the Company and its subsidiaries entered into the following transactions with Loral.

	Sale of goods and services, interest income			Purchase of goods and services, interest expense
Year ended December 31,	2015	2014	2013	2015	2014	2013
Revenue	$129	$215	$—	$—	$—	$—
Operating expenses	—	—	—	7,547	6,663	6,267
Interest expense	—	—	—	—	—	66
Interest and other expenses	—	—	—	—	1,070	—

The following balances were outstanding with Loral at the end of the years presented below:

	Amounts owed by related parties		Amounts owed to related parties
At December 31,	2015	2014	2015	2014
Current receivables/payables	$119	$178	$529	$293

The amounts outstanding are unsecured and will be settled in cash.

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 6.0% Senior Notes and 12.5% Senior Subordinated Notes, which were fully redeemed on May 1, 2013, were co-issued by Telesat LLC and Telesat Canada, (“the Issuers”) which are 100% owned subsidiaries of Telesat, and were guaranteed fully and unconditionally, on a joint and several basis, by Telesat and the Guarantors.

The condensed consolidating financial information reflects the investments, using the equity method of accounting, of Telesat and Telesat Interco Inc. in the Issuers, of the Issuers in their respective Guarantor and Non-Guarantor subsidiaries, and of the Guarantors in their Non-Guarantor subsidiaries.

The comparative condensed consolidating financial information has been restated to present the financial information of Telesat Interco Inc., separately from the other Guarantors as Telesat Interco Inc. is a parent Guarantor.

A change in accounting policy was made for the presentation of the loss on foreign exchange on the statements of cash flows. For more information on the impact of the change, refer to Note 3.

A restatement of comparative figures, for the issuance and repayment of loans between Telesat, Telesat Canada, Guarantor subsidiaries and Non-Guarantor subsidiaries, is reflected in the statements of cash flows for 2014 and 2013 to conform to the presentation adopted during the current year.

In addition, a restatement of comparative figures was also performed for the treatment of capitalized interest and corresponding depreciation and foreign currency translation adjustment for 2014 and 2013 to conform to the presentation adopted in the current year.

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of (Loss) Income

For the year ended December 31, 2015

	Telesat Holdings Inc.	Telesat Interco Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$—	$911,712	$140,345	$18,846	$(115,996)	$954,907
Operating expenses	—	—	—	(158,416)	(121,929)	(19,220)	115,286	(184,279)
	—	—	—	753,296	18,416	(374)	(710)	770,628
Depreciation	—	—	—	(175,366)	(32,291)	(80)	(98)	(207,835)
Amortization	—	—	—	(25,825)	(2,077)	—	—	(27,902)
Other operating gains (losses), net	—	—	—	4,999	23,178	—	(28,207)	(30)
Operating income (loss)	—	—	—	557,104	7,226	(454)	(29,015)	534,861
Loss (income) from equity investments	(221,127)	(221,127)	—	8,403	(5,201)	—	439,052	—
Interest expense	—	—	—	(191,510)	(1,014)	(2)	9,229	(183,297)
Interest and other income	—	—	—	3,238	1,392	31	—	4,661
Gain on changes in fair value of financial instruments	—	—	—	6,035	—	—	—	6,035
(Loss) gain on foreign exchange	(3)	—	—	(511,510)	(23,804)	20,870	(26,023)	(540,470)
(Loss) income before tax	(221,130)	(221,127)	—	(128,240)	(21,401)	20,445	393,243	(178,210)
Tax (expense) recovery	—	—	—	(92,887)	4,336	(178)	—	(88,729)
Net (loss) income	$(221,130)	$(221,127)	$—	$(221,127)	$(17,065)	$20,267	$393,243	$(266,939)

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Comprehensive (Loss) Income

For the year ended December 31, 2015

	Telesat Holdings Inc.	Telesat Interco Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Net (loss) income	$(221,130)	$(221,127)	$—	$(221,127)	$(17,065)	$20,267	$393,243	$(266,939)
Other comprehensive income (loss)
Items that may be reclassified into profit or loss
Foreign currency translation adjustments	—	—	—	—	45,310	(2,046)	1,476	44,740
Foreign currency translation reclassified into profit or loss	—	—	—	—	(30,695)	4,672	26,023	—
Other comprehensive income (loss) from equity investments	17,241	17,241	—	17,241	2,626	—	(54,349)	—
Items that will not be reclassified into profit or loss
Actuarial gains on employee benefit plans	—	—	—	4,992	233	—	—	5,225
Tax expense	—	—	—	(1,328)	(97)	—	—	(1,425)
Other comprehensive income from equity investments	3,800	3,800	—	136	—	—	(7,736)	—
Other comprehensive income (loss)	21,041	21,041	—	21,041	17,377	2,626	(34,586)	48,540
Total comprehensive (loss) income	$(200,089)	$(200,086)	$—	$(200,086)	$312	$22,893	$358,657	$(218,399)

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Income (Loss)

For the year ended December 31, 2014

	Telesat Holdings Inc.	Telesat Interco Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$—	$855,312	$157,810	$18,212	$(108,463)	$922,871
Operating expenses	—	—	—	(151,264)	(127,227)	(17,761)	108,463	(187,789)
	—	—	—	704,048	30,583	451	—	735,082
Depreciation	—	—	—	(184,870)	(31,350)	(120)	(156)	(216,496)
Amortization	—	—	—	(28,986)	(1,839)	—	—	(30,825)
Other operating (losses) gains, net	—	—	—	(314)	14	(4)	—	(304)
Operating income (loss)	—	—	—	489,878	(2,592)	327	(156)	487,457
Income (loss) from equity investments	8,930	8,930	—	(11,983)	(2,223)	—	(3,654)	—
Interest expense	—	—	—	(210,369)	(632)	(839)	4,907	(206,933)
Interest and other income	—	—	—	627	2,906	—	(477)	3,056
Gain on changes in fair value of financial instruments	—	—	—	48,931	—	—	—	48,931
(Loss) gain on foreign exchange	—	—	—	(240,370)	(9,267)	8,550	—	(241,087)
Income (loss) before tax	8,930	8,930	—	76,714	(11,808)	8,038	620	91,424
Tax expense	—	—	—	(67,784)	(10,190)	(246)	—	(78,220)
Net income (loss)	$8,930	$8,930	$—	$8,930	$(21,998)	$7,792	$620	$13,204

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Comprehensive (Loss) Income

For the year ended December 31, 2014

	Telesat Holdings Inc.	Telesat Interco Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Net income (loss)	$8,930	$8,930	$—	$8,930	$(21,998)	$7,792	$620	$13,204
Other comprehensive (loss) income
Items that may be reclassified into profit or loss
Foreign currency translation adjustments	—	—	—	—	207	3,294	292	3,793
Other comprehensive income from equity investments	3,501	3,501	—	3,501	3,294	—	(13,797)	—
Items that will not be reclassified into profit or loss
Actuarial losses on employee benefit plans	—	—	—	(22,871)	(475)	—	—	(23,346)
Tax recovery	—	—	—	5,589	188	—	—	5,777
Other comprehensive loss from equity investments	(17,569)	(17,569)	—	(287)	—	—	35,425	—
Other comprehensive (loss) income	(14,068)	(14,068)	—	(14,068)	3,214	3,294	21,920	(13,776)
Total comprehensive (loss) income	$(5,138)	$(5,138)	$—	$(5,138)	$(18,784)	$11,086	$22,540	$(572)

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Income

For the year ended December 31, 2013

	Telesat Holdings Inc.	Telesat Interco Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Revenue	$—	$—	$—	$837,358	$152,306	$16,879	$(109,647)	$896,896
Operating expenses	—	—	—	(170,865)	(121,312)	(18,532)	109,647	(201,062)
	—	—	—	666,493	30,994	(1,653)	—	695,834
Depreciation	—	—	—	(179,442)	(31,342)	(211)	(156)	(211,151)
Amortization	—	—	—	(31,262)	(1,358)	(39)	—	(32,659)
Other operating gains (losses), net	—	—	—	15,721	9,733	(119)	—	25,335
Operating income (loss)	—	—	—	471,510	8,027	(2,022)	(156)	477,359
Income (loss) from equity investments	67,696	67,696	—	8,240	(1,962)	—	(141,670)	—
Interest expense	—	—	—	(223,424)	(1,266)	(5)	596	(224,099)
Loss on financing	—	—	—	(18,487)	—	—	—	(18,487)
Interest and other income	—	—	—	11,708	—	2	(42)	11,668
Gain on changes in fair value of financial instruments	—	—	—	80,928	—	—	—	80,928
(Loss) gain on foreign exchange	(1)	—	—	(190,562)	(12,586)	8,240	—	(194,909)
Income (loss) before tax	67,695	67,696	—	139,913	(7,787)	6,215	(141,272)	132,460
Tax (expense) recovery	—	—	—	(72,217)	7,902	(52)	—	(64,367)
Net income	$67,695	$67,696	$—	$67,696	$115	$6,163	$(141,272)	$68,093

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the year ended December 31, 2013

	Telesat Holdings Inc.	Telesat Interco Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Net income	$67,695	$67,696	$—	$67,696	$115	$6,163	$(141,272)	$68,093
Other comprehensive income (loss)
Items that may be reclassified into profit or loss
Foreign currency translation adjustments	—	—	—	—	(908)	(382)	9	(1,281)
Other comprehensive loss from equity investments	(1,290)	(1,290)	—	(1,290)	(382)	—	4,252	—
Items that will not be reclassified into profit or loss
Actuarial gains (losses) on employee benefit plans	—	—	—	25,360	(4,130)	—	—	21,230
Tax (expense) recovery	—	—	—	(6,754)	1,474	—	—	(5,280)
Other comprehensive income (loss) from equity investments	15,950	15,950	—	(2,656)	—	—	(29,244)	—
Other comprehensive income (loss)	14,660	14,660	—	14,660	(3,946)	(382)	(24,983)	14,669
Total comprehensive income (loss)	$82,355	$82,356	$—	$82,356	$(3,831)	$5,781	$(166,255)	$82,762

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Balance Sheets

As at December 31, 2015

	Telesat Holdings Inc.	Telesat Interco Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$—	$—	$623,931	$63,656	$3,139	$—	$690,726
Trade and other receivables	—	—	—	36,543	13,284	954	—	50,781
Other current financial assets	—	—	—	94	1,073	19	—	1,186
Intercompany receivables	—	—	—	355,022	103,230	184,766	(643,018)	—
Prepaid expenses and other current assets	—	—	—	12,140	4,920	40	—	17,100
Total current assets	—	—	—	1,027,730	186,163	188,918	(643,018)	759,793
Satellites, property and other equipment	—	—	—	1,310,977	598,604	—	15,684	1,925,265
Deferred tax assets	—	—	—	—	8,569	261	(1,039)	7,791
Other long-term financial assets	—	—	—	33,005	6,800	557	—	40,362
Other long-term assets	—	—	—	12,484	954	—	—	13,438
Intangible assets	—	—	—	754,239	57,158	—	—	811,397
Investment in affiliates	965,084	965,084	—	1,461,718	45,576	—	(3,437,462)	—
Goodwill	—	—	—	2,078,056	343,876	24,671	—	2,446,603
Total assets	$965,084	$965,084	$—	$6,678,209	$1,247,700	$214,407	$(4,065,835)	$6,004,649
Liabilities
Trade and other payables	$—	$—	$—	$9,562	$33,805	$799	$—	$44,166
Other current financial liabilities	—	—	—	31,648	3,620	1,157	—	36,425
Intercompany payables	30,507	—	—	194,551	415,456	2,504	(643,018)	—
Other current liabilities	—	—	—	79,056	1,387	194	—	80,637
Current indebtedness	—	—	—	87,386	—	—	—	87,386
Total current liabilities	30,507	—	—	402,203	454,268	4,654	(643,018)	248,614
Long-term indebtedness	—	—	—	3,975,835	—	—	—	3,975,835
Deferred tax liabilities	—	—	—	469,010	—	—	(1,039)	467,971
Other long-term financial liabilities	—	—	—	64,400	29,432	358	—	94,190
Other long-term liabilities	—	—	—	279,229	20,682	—	—	299,911
Total liabilities	30,507	—	—	5,190,677	504,382	5,012	(644,057)	5,086,521
Shareholders’ equity	934,577	965,084	—	1,487,532	743,318	209,395	(3,421,778)	918,128
Total liabilities and shareholders’ equity	$965,084	$965,084	$—	$6,678,209	$1,247,700	$214,407	$(4,065,835)	$6,004,649

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Balance Sheets

As at December 31, 2014

	Telesat Holdings Inc.	Telesat Interco Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$—	$—	$450,280	$44,188	$2,888	$—	$497,356
Trade and other receivables	—	—	—	31,419	16,497	1,618	—	49,534
Other current financial assets	—	—	—	25	687	53	—	765
Intercompany receivables	—	—	—	366,317	174,888	167,251	(708,456)	—
Prepaid expenses and other current assets	—	—	—	12,099	4,987	127	(11)	17,202
Total current assets	—	—	—	860,140	241,247	171,937	(708,467)	564,857
Satellites, property and other equipment	—	—	—	1,479,324	374,172	378	7,141	1,861,015
Deferred tax assets	—	—	—	—	3,183	—	—	3,183
Other long-term financial assets	—	—	—	36,509	1,466	467	—	38,442
Other long-term assets	—	—	—	2,817	1,080	134	(861)	3,170
Intangible assets	—	—	—	769,780	50,792	—	—	820,572
Investment in affiliates	1,154,518	1,154,518	—	1,244,606	25,266	261	(3,579,169)	—
Goodwill	—	—	—	2,078,056	343,876	24,671	—	2,446,603
Total assets	$1,154,518	$1,154,518	$—	$6,471,232	$1,041,082	$197,848	$(4,281,356)	$5,737,842
Liabilities
Trade and other payables	$—	$—	$—	$13,838	$21,528	$1,348	$—	$36,714
Other current financial liabilities	—	—	—	32,539	1,705	1,389	—	35,633
Intercompany payables	30,491	—	—	226,280	413,455	38,230	(708,456)	—
Other current liabilities	—	—	—	120,951	3,203	—	(9)	124,145
Current indebtedness	—	—	—	58,820	2	—	—	58,822
Total current liabilities	30,491	—	—	452,428	439,893	40,967	(708,465)	255,314
Long-term indebtedness	—	—	—	3,486,857	—	—	—	3,486,857
Deferred tax liabilities	—	—	—	485,619	—	—	(861)	484,758
Other long-term financial liabilities	—	—	—	54,698	5,964	91	—	60,753
Other long-term liabilities	—	—	—	314,665	4,321	6	—	318,992
Total liabilities	30,491	—	—	4,794,267	450,178	41,064	(709,326)	4,606,674
Shareholders’ equity	1,124,027	1,154,518	—	1,676,965	590,904	156,784	(3,572,030)	1,131,168
Total liabilities and shareholders’ equity	$1,154,518	$1,154,518	$—	$6,471,232	$1,041,082	$197,848	$(4,281,356)	$5,737,842

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2015

	Telesat Holdings Inc.	Telesat Interco Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(221,130)	$(221,127)	$—	$(221,127)	$(17,065)	$20,267	$393,243	$(266,939)
Adjustments to reconcile net (loss) income to cash flows from operating activities
Depreciation	—	—	—	175,366	32,291	80	98	207,835
Amortization	—	—	—	25,825	2,077	—	—	27,902
Tax expense (recovery)	—	—	—	92,887	(4,336)	178	—	88,729
Interest expense	—	—	—	191,510	1,014	2	(9,229)	183,297
Interest income	—	—	—	(3,417)	(1,093)	(33)	—	(4,543)
Loss (gain) on foreign exchange	3	—	—	511,510	23,804	(20,870)	26,023	540,470
Gain on changes in fair value of financial instruments	—	—	—	(6,035)	—	—	—	(6,035)
Share-based compensation	—	—	—	3,760	1,609	—	—	5,369
Loss from equity investments	221,127	221,127	—	(8,403)	5,201	—	(439,052)	—
Loss (gain) on disposal of assets	—	—	—	(4,999)	(23,178)	—	28,207	30
Other	—	—	—	(39,976)	(173)	(15)	—	(40,164)
Income taxes paid, net of income taxes received	—	—	—	(154,165)	(782)	(76)	—	(155,023)
Interest paid, net of capitalized interest and interest received	—	—	—	(171,596)	421	32	9,229	(161,914)
Operating assets and liabilities	—	—	—	(19,838)	22,114	362	710	3,348
Net cash from (used in) operating activities	$—	$—	$—	$371,302	$41,904	$(73)	$9,229	$422,362
Cash flows used in investing activities
Satellite programs, including capitalized interest	$—	$—	$—	$—	$(174,186)	$—	$(9,229)	$(183,415)
Purchase of other property and equipment	—	—	—	(6,650)	(3,795)	—	—	(10,445)
Purchase of intangible assets	—	—	—	—	(5)	—	—	(5)
Repayment of loans receivable from affiliates	—	—	—	19,900	—	—	(19,900)	—
Loans receivable from affiliates	—	—	—	(1,646)	—	—	1,646	—
Return of capital to shareholder	—	—	—	6,300	—	—	(6,300)	—
Investment in affiliates	—	—	—	(185,703)	—	—	185,703	—
Net cash used in investing activities	$—	$—	$—	$(167,799)	$(177,986)	$—	$151,920	$(193,865)
Cash flows (used in) from financing activities
Repayment of indebtedness	$—	$—	$—	$(73,864)	$—	$—	$—	$(73,864)
Dividends paid on preferred shares	(10)	—	—	—	—	—	—	(10)
Satellite performance incentive payments	—	—	—	(6,624)	(78)	—	—	(6,702)
Repayment of loans payable to affiliates	—	—	—	—	(19,900)		19,900	—
Loans payable to affiliates	10	—	—	—	1,627	9	(1,646)	—
Return of capital to shareholder	—	—	—	—	(6,300)	—	6,300	—
Proceeds from issuance of share capital	—	—	—	—	185,703	—	(185,703)	—
Net cash (used in) from financing activities	$—	$—	$—	$(80,488)	$161,052	$9	$(161,149)	$(80,576)
Effect of changes in exchange rates on cash and cash equivalents	$—	$—	$—	$50,636	$(5,502)	$315	$—	$45,449
Increase in cash and cash equivalents	$—	$—	$—	$173,651	$19,468	$251	$—	$193,370
Cash and cash equivalents, beginning of year	—	—	—	450,280	44,188	2,888	—	497,356
Cash and cash equivalents, end of year	$—	$—	$—	$623,931	$63,656	$3,139	$—	$690,726

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2014

	Telesat Holdings Inc.	Telesat Interco Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Cash flows (used in) from operating activities
Net income (loss)	$8,930	$8,930	$—	$8,930	$(21,998)	$7,792	$620	$13,204
Adjustments to reconcile net income (loss) to cash flows (used in) from operating activities
Depreciation	—	—	—	184,870	31,350	120	156	216,496
Amortization	—	—	—	28,986	1,839	—	—	30,825
Tax expense	—	—	—	67,784	10,190	246	—	78,220
Interest expense	—	—	—	210,369	632	839	(4,907)	206,933
Interest income	—	—	—	(2,205)	(278)	(705)	477	(2,711)
Loss (gain) on foreign exchange	—	—	—	240,370	9,267	(8,550)	—	241,087
Gain on changes in fair value of financial instruments	—	—	—	(48,931)	—	—	—	(48,931)
Share-based compensation	—	—	—	8,704	1,314	(363)	—	9,655
(Income) loss from equity investments	(8,930)	(8,930)	—	11,983	2,223	—	3,654	—
Loss (gain) on disposal of assets	—	—	—	314	(14)	4	—	304
Other	—	—	—	(48,900)	(1,616)	(141)	—	(50,657)
Income taxes paid, net of income taxes received	—	—	—	(78,520)	(2,103)	(176)	—	(80,799)
Interest paid, net of capitalized interest and interest received	—	—	—	(197,182)	(12)	(133)	4,430	(192,897)
Operating assets and liabilities	(202)	—	—	(34,422)	17,680	8,237	—	(8,707)
Net cash (used in) from operating activities	$(202)	$—	$—	$352,150	$48,474	$7,170	$4,430	$412,022
Cash flows used in investing activities
Satellite programs, including capitalized interest	$—	$—	$—	$—	$(80,161)	$—	$(4,430)	$(84,591)
Purchase of other property and equipment	—	—	—	(8,762)	(1,846)	(87)	—	(10,695)
Purchase of intangible assets	—	—	—	—	(185)	—	—	(185)
Proceeds from sale of assets	—	—	—	311	—	—	—	311
Repayment of loans receivable from affiliates	—	—	—	12,300	—	63	(12,363)	—
Loans receivable from affiliates	—	—	—	(2,008)	—	(5,793)	7,801	—
Return of capital to shareholder	—	—	—	6,503	—	—	(6,503)	—
Investment in affiliates	—	—	—	(83,071)	—	—	83,071	—
Net cash used in investing activities	$—	$—	$—	$(74,727)	$(82,192)	$(5,817)	$67,576	$(95,160)
Cash flows from (used in) financing activities
Repayment of indebtedness	$—	$—	$—	$(70,692)	$—	$—	$—	$(70,692)
Settlement of derivatives	—	—	—	(60,824)	—	—	—	(60,824)
Proceeds from exercise of stock options	202	—	—	—	—	—	—	202
Dividends paid on preferred shares	(20)	—	—	—	—	—	—	(20)
Satellite performance incentive payments	—	—	—	(5,409)	(43)	—	—	(5,452)
Repayment of loans payable to affiliates	—	—	—	(63)	(12,300)	—	12,363	—
Loans payable to affiliates	20	—	—	5,793	1,988	—	(7,801)	—
Return of capital to shareholder	—	—	—	—	(6,503)	—	6,503	—
Proceeds from issuance of share capital	—	—	—	—	83,071	—	(83,071)	—
Net cash from (used in) financing activities	$202	$—	$—	$(131,195)	$66,213	$—	$(72,006)	$(136,786)
Effect of changes in exchange rates on cash and cash equivalents	$—	$—	$—	$19,821	$(1,315)	$61	$—	$18,567
Increase in cash and cash equivalents	$—	$—	$—	$166,049	$31,180	$1,414	$—	$198,643
Cash and cash equivalents, beginning of year	—	—	—	284,231	13,008	1,474	—	298,713
Cash and cash equivalents, end of year	$—	$—	$—	$450,280	$44,188	$2,888	$—	$497,356

Telesat Holdings Inc.

Notes to the 2015 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. CONDENSED CONSOLIDATING FINANCIAL INFORMATION  – (continued)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2013

	Telesat Holdings Inc.	Telesat Interco Inc.	Telesat LLC	Telesat Canada	Guarantor subsidiaries	Non-guarantor subsidiaries	Adjustments	Consolidated
Cash flows (used in) from operating activities
Net income	$67,695	$67,696	$—	$67,696	$115	$6,163	$(141,272)	$68,093
Adjustments to reconcile net income to cash flows (used in) from operating activities
Depreciation	—	—	—	179,442	31,342	211	156	211,151
Amortization	—	—	—	31,262	1,358	39	—	32,659
Tax expense (recovery)	—	—	—	72,217	(7,902)	52	—	64,367
Interest expense	—	—	—	223,424	1,266	5	(596)	224,099
Interest income	—	—	—	(1,194)	(136)	—	42	(1,288)
Loss (gain) on foreign exchange	1	—	—	190,562	12,586	(8,240)	—	194,909
Gain on changes in fair value of financial instruments	—	—	—	(80,928)	—	—	—	(80,928)
Share-based compensation	—	—	—	12,065	1,050	402	—	13,517
(Income) loss from equity investments	(67,696)	(67,696)	—	(8,240)	1,962	—	141,670	—
Impairment reversal on intangible assets	—	—	—	(17,274)	—	—	—	(17,274)
Gain on other post-employment benefit plan amendment	—	—	—	—	(9,786)	—	—	(9,786)
Loss on disposal of assets	—	—	—	1,553	53	119	—	1,725
Loss on financing	—	—	—	18,487	—	—	—	18,487
Other	—	—	—	(46,007)	(551)	128	—	(46,430)
Income taxes paid, net of income tax received	—	—	—	(11,716)	(824)	(29)	—	(12,569)
Interest paid, net of capitalized interest and interest received	—	—	—	(211,560)	(135)	—	554	(211,141)
Customer prepayments on future satellite services	—	—	—	31,778	527	—	—	32,305
Repurchase of stock options and exercise of share appreciation rights	—	—	—	(701)	(495)	—	—	(1,196)
Operating assets and liabilities	(99)	—	—	21,462	(19,506)	(1,469)	—	388
Net cash (used in) from operating activities	$(99)	$—	$—	$472,328	$10,924	$(2,619)	$554	$481,088
Cash flows (used in) from investing activities
Satellite programs, including capitalized interest	$—	$—	$—	$(32,816)	$(37,808)	$—	$(554)	$(71,178)
Purchase of other property and equipment	—	—	—	(6,511)	(2,199)	(62)	—	(8,772)
Purchase of intangible assets	—	—	—	—	(6)	—	—	(6)
Proceeds from sale of assets	—	—	—	81	—	1,000	—	1,081
Repayment of loans receivable from affiliates	—	—	—	11,500	—	19	(11,519)	—
Loans receivable from affiliates	—	—	—	(1,217)	—	—	1,217	—
Return of capital from subsidiary	—	—	—	4,394	—	—	(4,394)	—
Investment in affiliates	—	—	—	(36,823)	—	—	36,823	—
Net cash (used in) from investing activities	$—	$—	$—	$(61,392)	$(40,013)	$957	$21,573	$(78,875)
Cash flows from (used in) financing activities
Repayment of indebtedness	$—	$—	$—	$(271,448)	$—	$—	$—	$(271,448)
Settlement of derivatives	—	—	—	(1,219)	—	—	—	(1,219)
Payment of premium on early retirement of indebtedness	—	—	—	(13,793)	—	—	—	(13,793)
Payment of debt issue costs	—	—	—	(810)	—	—	—	(810)
Proceeds from exercise of stock options	99	—	—	—	—	—	—	99
Dividends paid on preferred shares	(10)	—	—	—	—	—	—	(10)
Satellite performance incentive payments	—	—	—	(4,756)	(14)	—	—	(4,770)
Repayment of loans payable to affiliates	—	—	—	(19)	(11,500)	—	11,519	—
Loans payable to affiliates	10	—	—	—	1,207	—	(1,217)	—
Return of capital to shareholder	—	—	—	—	(4,394)	—	4,394	—
Proceeds from issuance of share capital	—	—	—	—	36,823	—	(36,823)	—
Net cash from (used in) financing activities	$99	$—	$—	$(292,045)	$22,122	$—	$(22,127)	$(291,951)
Effect of changes in exchange rates on cash and cash equivalents	$—	$—	$—	$6,824	$467	$199	$—	$7,490
Increase (decrease) in cash and cash equivalents	$—	$—	$—	$125,715	$(6,500)	$(1,463)	$—	$117,752
Cash and cash equivalents, beginning of year	—	—	—	158,516	19,508	2,937	—	180,961
Cash and cash equivalents, end of year	$—	$—	$—	$284,231	$13,008	$1,474	$—	$298,713

