Form 10-Q
period 2016-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2016-05-06
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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
Yes ☐ No ☒

As of April 29, 2016, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$51,670	$58,853
Other current assets	3,804	2,979
Total current assets	55,474	61,832
Investments in affiliates	60,942	—
Long-term deferred tax assets	127,284	152,676
Other assets	96	110
Total assets	$243,796	$214,618

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,142	$2,376
Other current liabilities	11,977	12,055
Total current liabilities	13,119	14,431
Pension and other postretirement liabilities	17,946	18,119
Long-term liabilities	71,308	73,578
Total liabilities	102,373	106,128
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares	—	—
issued and outstanding
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized,
21,581,572 issued	216	216
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized
9,505,673 issued and outstanding	95	95
Paid-in capital	1,020,129	1,020,129
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(849,886)	(873,660)
Accumulated other comprehensive loss	(19,539)	(28,698)
Total shareholders' equity	141,423	108,490
Total liabilities and shareholders' equity	$243,796	$214,618

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
General and administrative expenses	$(1,517)	$(1,617)
Operating loss	(1,517)	(1,617)
Interest and investment income	48	90
Interest expense	(5)	(3)
Other expense	(526)	(374)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(2,000)	(1,904)
Income tax provision	(20,587)	(3,754)
Loss from continuing operations before equity in net income (loss) of affiliates	(22,587)	(5,658)
Equity in net income (loss) of affiliates	46,494	(76,845)
Income (loss) from continuing operations	23,907	(82,503)
Loss from discontinued operations, net of tax	(133)	(139)
Net income (loss)	23,774	(82,642)
Other comprehensive income, net of tax	9,159	234
Comprehensive income (loss)	$32,933	$(82,408)

Net income (loss) per share:

Basic
Income (loss) from continuing operations	$0.77	$(2.67)
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$0.77	$(2.67)

Diluted
Income (loss) from continuing operations	$0.72	$(2.67)
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$0.72	$(2.67)

Weighted average common shares outstanding:
Basic	30,933	30,920
Diluted	31,008	30,920

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2015	21,569	$216	9,506	$95	$1,017,520	154	$(9,592)	$(803,378)	$(29,221)	$175,640
Net loss								(70,282)
Other comprehensive income									523
Comprehensive loss										(69,759)
Settlement of restricted stock units	13	—			—					—
Tax benefit associated with stock-based compensation					2,609					2,609
Balance, December 31, 2015	21,582	216	9,506	95	1,020,129	154	(9,592)	(873,660)	(28,698)	108,490
Net income								23,774
Other comprehensive income									9,159
Comprehensive income										32,933
Balance, March 31, 2016	21,582	$216	9,506	$95	$1,020,129	154	$(9,592)	$(849,886)	$(19,539)	$141,423

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$23,774	$(82,642)
Loss from discontinued operations, net of tax	133	139
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash operating items (Note 2)	(26,291)	79,768
Changes in operating assets and liabilities:
Other current assets and other assets	(855)	(431)
Accrued expenses and other current liabilities	(1,475)	(2,074)
Income taxes receivable and payable	30	(33)
Pension and other postretirement liabilities	(173)	(980)
Long-term liabilities	483	(288)
Net cash used in operating activities – continuing operations	(4,374)	(6,541)
Net cash used in operating activities – discontinued operations	(2,809)	(2,809)
Net cash used in operating activities	(7,183)	(9,350)
Investing activities:
Receipt of principal, Land Note - discontinued operations	—	33,667
Net cash provided by investing activities	—	33,667
(Decrease) increase in cash and cash equivalents	(7,183)	24,317
Cash and cash equivalents — beginning of period	58,853	51,433
Cash and cash equivalents — end of period	$51,670	$75,750

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

Description of Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations through its ownership interest in Telesat Holdings Inc. which owns Telesat Canada, a global satellite services operator. We refer, as the context requires, to each or both of Telesat Holdings Inc. and Telesat Canada as “Telesat.” Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.

Loral holds a 62.7% economic interest and a 32.7% voting interest in Telesat (see Note 6). We use the equity method of accounting for our ownership interest in Telesat.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2015 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

Discontinued Operations

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SS/L”), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral agreed to indemnify MDA and its affiliates from (1) liabilities with respect to certain pre-closing taxes; and (2) certain damages and legal expenses stemming from a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L (see Note 14).

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations and cash flows for the three months ended March 31, 2016 and 2015.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of income (loss) reported for the period. Actual results could materially differ from estimates.

Significant estimates also included the allowances for doubtful accounts, income taxes, including the valuation of deferred tax assets, the fair value of liabilities indemnified and our pension liabilities.

Cash and Cash Equivalents

As of March 31, 2016, the Company had $51.7 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with original maturities of less than 90 days at the time of purchase and no redemption limitations. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Money market funds	$48,169	$—	$—	$53,129	$—	$—
Other current assets:
Indemnification - Sale of SS/L	—	—	1,953	—	—	1,953
Liabilities
Long-term liabilities
Indemnification - Globalstar do Brasil S.A.	$—	$—	$980	$—	$—	$1,006

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

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of March 31, 2016.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences. Under the new guidance, all excess tax benefits and tax deficiencies related to share-based payment transactions should be recognized in the current period as discrete adjustments to income tax expense or benefit in the income statement. Under previous U.S. GAAP, excess tax benefits were recognized in additional paid-in capital while tax deficiencies were recognized first as an offset to accumulated excess tax benefits, then as additional income tax expense. Also, under previous U.S. GAAP, excess tax benefits were not recognized until the related income tax deduction reduced income taxes payable. The new guidance is effective for the Company on January 1, 2017, with earlier application permitted in any interim or annual period. Upon adoption, previously unrecognized excess tax benefits will be recognized as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of ASU No. 2016-09 on its consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB amended the Accounting Standards Codification (“ASC”) by creating ASC Topic 842, Leases. ASC Topic 842 requires a lessee to record a right-of-use asset and a lease liability for all leases with a lease term greater than 12 months. The main difference between previous U.S. GAAP and ASC Topic 842 is the recognition under ASC 842 of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance, effective for the Company on January 1, 2019, with earlier application permitted, is not expected to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under previous U.S. GAAP, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The requirement to separately present items that are of unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The guidance, effective for the Company on January 1, 2016, did not have a material impact on our consolidated financial statements.

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

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Non-cash operating items:
Equity in net (income) loss of affiliates	$(46,494)	$76,845
Deferred taxes	19,986	2,541
Depreciation and amortization	14	10
Amortization of prior service credit and actuarial loss	203	372
Net non-cash operating items – continuing operations	$(26,291)	$79,768
Supplemental information:
Interest paid – continuing operations	$5	$301
Interest paid – discontinued operations	$265	$459
Tax payments – continuing operations	$60	$1,216

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance at January 1, 2015	$(13,982)	$(15,239)	$(29,221)
Other comprehensive loss before reclassification	(265)	—	(265)
Amounts reclassified from accumulated other comprehensive loss	788	—	788
Net current-period other comprehensive income	523	—	523
Balance at December 31, 2015	(13,459)	(15,239)	(28,698)

Other comprehensive income before reclassification	—	9,032	9,032
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Net current-period other comprehensive income	127	9,032	9,159
Balance at March 31, 2016	$(13,332)	$(6,207)	$(19,539)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31,
	2016				2015
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$203	(a)	$(76)	$127	372	(a)	$(138)	$234
Proportionate share of Telesat other comprehensive income	14,448		(5,416)	9,032	—	(b)	—	—
Other comprehensive income	$14,651		$(5,492)	$9,159	$372		$(138)	$234

(a)	Reclassifications are included in general and administrative expenses.
(b)	See Note 6 for discussion of our share of Telesat other comprehensive income.

4. Receivables

In connection with the Sale, Loral received a three-year promissory note in the principal amount of $101 million (the “Land Note”). Loral received the final principal payment under the Land Note of $33.7 million on March 31, 2015. Interest on the Land Note ranged from 1.0% to 1.5%.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Other Current Assets

Other current assets consists of (in thousands):

	March 31, 2016	December 31, 2015
Indemnification receivable from SS/L for pre-closing taxes (see Note 14)	$1,953	$1,953
Due from affiliates	741	381
Prepaid expenses	647	169
Income taxes receivable	328	358
Other	135	118
	$3,804	$2,979

6. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	March 31,	December 31,
	2016	2015
Telesat Holdings Inc.	$60,942	$—
XTAR, LLC	—	—
	$60,942	$—

Equity in net income (loss) of affiliates consists of (in thousands):

	Three Months Ended March 31,
	2016	2015
Telesat Holdings Inc.	$46,494	$(74,329)
XTAR, LLC	—	(2,516)
	$46,494	$(76,845)

Telesat

As of March 31, 2016, we held a 62.7% economic interest and a 32.7% voting interest in Telesat. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares.  Also in March 2016, a total of 1,253,477 vested stock options were repurchased at fair value from Telesat management personnel and other employees for total cash consideration of CAD 24.7 million, of which CAD 18.7 million was paid to management personnel.

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

As of December 31, 2015, we had an unrecorded equity loss in Telesat of $57.9 million, the amount by which our share of Telesat’s losses together with cash distributions we received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of December 31, 2015. In addition, our equity in Telesat’s other comprehensive income that we had not recorded as of December 31, 2015 was $20.8 million. During the three months ended March 31, 2016, we recognized this $57.9 million equity loss and our $20.8 million share in the equity of Telesat’s other comprehensive income.

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

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Statement of Operations Data:
Revenues	$170,501	$186,243
Operating expenses	(32,569)	(34,622)
Depreciation, amortization and stock-based compensation	(47,013)	(50,186)
Loss on disposition of long lived asset	(1,817)	(15)
Operating income	89,102	101,420
Interest expense	(35,202)	(35,203)
Foreign exchange gain (loss)	135,907	(214,234)
(Loss) gain on financial instruments	(12,617)	4,853
Other income	854	807
Income tax provision	(11,020)	(19,561)
Net income (loss)	$167,024	$(161,918)

	March 31,	December 31,
	2016	2015
Balance Sheet Data:
Current assets	$611,865	$568,324
Total assets	4,237,073	3,991,301
Current liabilities	414,066	180,462
Long-term debt, including current portion	2,955,865	2,950,726
Total liabilities	3,690,914	3,617,867
Shareholders’ equity	546,159	373,434

The Telesat balance sheet data shown above as of December 31, 2015 has been restated for adoption on January 1, 2016 of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. As a result of this restatement, total assets and long-term debt, including current portion, each decreased by approximately $18.1 million.

Telesat had capital expenditures of $69.2 million and $21.0 million for the three months ended March 31, 2016 and 2015, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2016 and December 31, 2015, the carrying value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. In the third quarter of 2015, we recorded an impairment charge of $8 million primarily as a result of an increase in the discount rate used to value our investment in XTAR. We recorded an additional impairment charge of $13.2 million in the fourth quarter of 2015 primarily due to the reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment has been reduced to zero and we have no commitment to provide further financial support to XTAR.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $26 million in 2016, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through March 31, 2016 were $29.2 million. As of March 31, 2016 and December 31, 2015, XTAR has deferred payment of liabilities of $23.8 million and $17.7 million, respectively, for its lease obligation and Catch-Up Payments to Hisdesat. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR. The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement (see Note 15).

The following table presents summary financial data for XTAR for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Statement of Operations Data:
Revenues	$5,878	$6,028
Operating expenses	(8,255)	(7,935)
Depreciation and amortization	(2,192)	(2,303)
Operating loss	(4,569)	(4,210)
Net loss	(5,528)	(4,603)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2016	2015
Balance Sheet Data:
Current assets	$7,572	$7,533
Total assets	42,641	44,793
Current liabilities	45,874	41,712
Total liabilities	71,128	68,126
Members’ equity	(28,487)	(23,333)

Other

As of March 31, 2016 and December 31, 2015, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

7. Other Current Liabilities

Other current liabilities consists of (in thousands):

	March 31,	December 31,
	2016	2015
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$10,878	$10,714
Accrued professional fees	659	871
Pension and other postretirement liabilities	120	120
Accrued liabilities	320	350
	$11,977	$12,055

8. Income Taxes

The following summarizes our income tax provision on the loss from continuing operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Total current income tax provision	$(601)	$(1,213)
Total deferred income tax provision	(19,986)	(2,541)
Income tax provision	$(20,587)	$(3,754)

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax provision (in thousands):

	Three Months Ended March 31,
	2016	2015
Current (provision) benefit for UTPs	$(511)	$267
Deferred benefit (provision) for UTPs	192	(146)
Tax (provision) benefit for UTPs	$(319)	$121

As of March 31, 2016, we had unrecognized tax benefits relating to UTPs of $72 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of March 31, 2016, we have accrued approximately $6.1 million and $6.4 million for the payment of potential tax-related interest and penalties, respectively.

Subject to certain limited exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2011. Earlier years related to certain foreign jurisdictions remain subject to examination. Various federal, state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for UTPs, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our state income tax returns filed for 2011, potentially resulting in a $4.0 million reduction to our unrecognized tax benefits. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L for taxes related to periods prior to the closing of the transaction.

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,
	2016	2015
Liabilities for UTPs:
Opening balance — January 1	$69,511	$77,133
Current provision (benefit) for:
Potential additional interest	511	585
Statute expirations	—	(115)
Tax settlements	—	(737)
Ending balance	$70,022	$76,866

As of March 31, 2016, if our positions are sustained by the taxing authorities, the Company’s income tax provision from continuing operations would be reduced by approximately $30.6 million. Other than as described above, there were no significant changes to our UTPs during the three months ended March 31, 2016 and 2015, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Liabilities

Long-term liabilities consists of (in thousands):

	March 31,	December 31,
	2016	2015
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$—	$2,754
Indemnification liabilities - other (see Note 14)	980	1,006
Liabilities for uncertain tax positions	70,022	69,511
Other	306	307
	$71,308	$73,578

10. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that remained unconverted as of March 31, 2016 and December 31, 2015.

11. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s economic ownership interest in Telesat from 62.7% to approximately 61.8%.

The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

Three Months Ended March 31, 2016
Income from continuing operations — basic	$23,907
Less: Adjustment for dilutive effect of Telesat stock options	(1,535)
Income from continuing operations — diluted	$22,372

Telesat stock options are excluded from the calculation of diluted loss per share for the three months ended March 31, 2015 as the effect would have been antidilutive.

Basic income per share is computed based upon the weighted average number of share of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

Three Months Ended March 31, 2016
Weighted average common shares outstanding	30,933
Unconverted restricted stock units	75
Common shares outstanding for diluted earnings per share	31,008

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2015, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

Three Months Ended March 31, 2015
Unconverted restricted stock units	84

12. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost included in general and administrative expenses for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2016 and 2015 (in thousands):

	Pension Benefits Three Months Ended March 31,		Other Benefits Three Months Ended March 31,
	2016	2015	2016	2015
Service cost	$142	$59	$—	$—
Interest cost	490	473	5	12
Expected return on plan assets	(512)	(538)	—	—
Recognition due to settlement	—	—	—	156
Amortization of net actuarial loss	196	205	1	8
Amortization of prior service credits	—	—	6	3
Net periodic cost	$316	$199	$12	$179

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

Derivatives and Hedging Transactions

There were no derivative instruments as of March 31, 2016 and December 31, 2015.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our condensed consolidated balance sheets include an indemnification refund receivable of $2.0 million as of March 31, 2016 and December 31, 2015. This receivable represents Loral’s payments to date net of the estimated fair value of the liability for our indemnification of SS/L for certain pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $1.0 million as of March 31, 2016 and December 31, 2015, for indemnification liabilities relating to the sale of GdB.

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

The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of March 31, 2016 and December 31, 2015, the total principal and interest accrued amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $26.2 million and $32.4 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of March 31, 2016, Loral has paid $34.9 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in April 2016 and is obligated to make three additional equal quarterly payments to ViaSat through January 2017 totaling $8.4 million inclusive of interest at 3.25% per year. Our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 include indemnification liabilities related to the ViaSat Settlement Agreement of $10.9 million and $13.5 million, respectively. As Loral’s payment obligations to ViaSat are on a joint and several basis with MDA and SS/L, if MDA and SS/L were to default on all or part of their payment obligations to ViaSat, Loral would be obligated to pay ViaSat any amounts not paid by MDA and SS/L.

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

Various funds affiliated with MHR and Dr. Rachesky held, as of March 31, 2016 and December 31, 2015, approximately 39.9% and 38.0%, respectively, of the outstanding voting common stock and 58.4% and 57.1%, respectively, of the combined outstanding voting and non-voting common stock of Loral.

Transactions with Affiliates

Telesat

As described in Note 6, we own 62.7% of Telesat and account for our ownership interest under the equity method of accounting.

In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian co-owner, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, Telesat Holdings Inc. and certain of its subsidiaries, including Telesat Canada, and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat (including veto rights for Loral over certain extraordinary actions) and provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat. The Shareholders Agreement also (i) restricts the ability of holders of certain shares of Telesat to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat, (ii) provides for a right of first offer to certain Telesat shareholders if a holder of equity shares of Telesat wishes to sell any such shares to a third party and (iii) provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat equity securities.

In addition, the Shareholders Agreement provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat Holdings Inc. (a “Telesat IPO”). In connection with our exploration of strategic initiatives to alter the status quo in our ownership of Telesat, in July 2015, we exercised our rights under the Shareholders Agreement to require Telesat to conduct a Telesat IPO. Specifically, we requested that Telesat issue not more than 25 million newly issued shares of Telesat voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat’s Articles of Incorporation, both of which we believe are necessary to accommodate a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after the Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat. Telesat has selected two co-managing underwriters and has informed us that it will work to implement the Telesat IPO pending our agreement with PSP on the post-IPO governance matters. We are in discussions with PSP to attempt to agree on our requests regarding the post-IPO governance matters and also regarding other possible strategic transactions involving Telesat. Pending the outcome of our discussions with PSP, we, PSP and Telesat have entered into an agreement which preserves the parties’ rights to assert against one another legal claims relating to Telesat. We believe we have claims that we could assert against PSP and Telesat and are not aware of any claims that could be brought against us. There can be no assurance as to whether, when or on what terms the Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat’s Articles of Incorporation may occur or that any particular economic, tax, structural or other objectives or benefits with respect to the Telesat IPO will be achieved. If the Telesat IPO proceeds under unfavorable terms or at an unfavorable price, we may withdraw our demand for the Telesat IPO or otherwise seek to enforce our rights, including, among other things, by asserting claims against PSP and Telesat.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Shareholders Agreement, in the event that, except in certain limited circumstances, either (i) ownership or control, directly or indirectly, by Dr. Rachesky of Loral’s voting stock falls below certain levels other than in connection with certain specified circumstances, including an acquisition by a Strategic Competitor (as defined in the Shareholders Agreement) or (ii) there is a change in the composition of a majority of the members of the Loral Board of Directors over a consecutive two-year period without the approval of the incumbent directors, Loral will lose its veto rights relating to certain extraordinary actions by Telesat and its subsidiaries. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value.

The Shareholders Agreement provides for a board of directors of each of Telesat and certain of its subsidiaries, including Telesat, consisting of 10 directors, three nominated by Loral, three nominated by PSP and four independent directors to be selected by a nominating committee comprised of one PSP nominee, one nominee of Loral and one of the independent directors then in office. Each party to the Shareholders Agreement is obligated to vote all of its Telesat shares for the election of the directors nominated by the nominating committee. Pursuant to action by the board of directors taken on October 31, 2007, Dr. Rachesky, who is non-executive Chairman of the Board of Directors of Loral, was appointed non-executive Chairman of the Board of Directors of Telesat Holdings Inc. and certain of its subsidiaries, including Telesat Canada. In addition, Michael B. Targoff, Loral’s Vice Chairman, serves on the board of directors of Telesat Holdings Inc. and certain of its subsidiaries, including Telesat Canada.

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three-month periods ended March 31, 2016 and 2015. For each of the three-month periods ended March 31, 2016 and 2015, Loral received payments in cash from Telesat, net of withholding taxes, of $1.2 million for consulting fees. We had no notes receivable from Telesat as of March 31, 2016 and December 31, 2015 related to the Consulting Agreement.

In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to the transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities, including Loral Skynet’s tax liabilities arising prior to January 1, 2007. The Telesat Indemnification includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $2 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. There can be no assurance that there will be no future claims under the Telesat Indemnification related to tax disputes.

Loral’s employees and retirees participate in certain welfare plans sponsored by Telesat. Loral pays Telesat an annual administrative fee of $0.1 million and reimburses Telesat for the plan costs attributable to Loral participants.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loral, along with Telesat, PSP and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), entered into grant agreements (the “Grant Agreements”) with certain executives of Telesat (each, a “Participant” and collectively, the “Participants”). Each of the Participants is or was, at the time, an executive of Telesat.

The Grant Agreements confirm grants of Telesat stock options (including tandem SAR rights) to the Participants and provide for certain rights, obligations and restrictions related to such stock options, which include, among other things: (w) the possible obligation of the Special Purchaser to purchase the shares in the place of Telesat should Telesat be prohibited by applicable law or under the terms of any credit agreement applicable to Telesat from purchasing such shares, or otherwise default on such purchase obligation, pursuant to the terms of the Grant Agreements; and (x) the obligation of the Special Purchaser to purchase shares upon exercise by Telesat of its call right under Telesat’s Management Stock Incentive Plan in the event of a Participant’s termination of employment; and, in the case of certain executives, (y) the right of each such Participant to require the Special Purchaser or Loral to purchase a portion of the shares in Telesat owned by him in the event of exercise after termination of employment to cover taxes that are greater than the minimum withholding amount; and (z) the right of each such Participant to require Telesat to cause the Special Purchaser or Loral to purchase a portion of the shares in Telesat owned by him, or that are issuable to him under Telesat's Management Stock Incentive Plan at the relevant time, in the event that more than 90% of Loral’s common stock is acquired by an unaffiliated third party that does not also purchase all of PSP's and its affiliates' interest in Telesat.

The Grant Agreements further provide that, in the event the Special Purchaser is required to purchase shares, such shares, together with the obligation to pay for such shares, shall be transferred to a subsidiary of the Special Purchaser, which subsidiary shall be wound up into Telesat, with Telesat agreeing to the acquisition of such subsidiary by Telesat from the Special Purchaser for nominal consideration and with the purchase price for the shares being paid by Telesat within ten (10) business days after completion of the winding-up of such subsidiary into Telesat.

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

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral was entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. Under this arrangement, which expired in December 2015, we earned approximately $0.2 million for the three months ended March 31, 2015. We had a receivable from Telesat of $0.2 million as of December 31, 2015 related to this arrangement.

Other

As described in Note 6, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of March 31, 2016 and December 31, 2015 were $7.3 million and $6.8 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three months ended March 31, 2016 and 2015, and we had an allowance of $6.6 million against receivables from XTAR as of March 31, 2016 and December 31, 2015. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three-month periods ended March 31, 2016 and 2015, Mr. Targoff earned $360,000 in consulting fees and reimbursed Loral net expenses of $15,750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 25
Consolidated Operating Results	Page 27
Liquidity and Capital Resources:
Loral	Page 31
Telesat	Page 32
Contractual Obligations	Page 34
Statement of Cash Flows	Page 35
Affiliate Matters	Page 35
Commitments and Contingencies	Page 35
Other Matters	Page 35

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

Overview

Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations through its ownership interest in Telesat Holdings Inc. which owns Telesat Canada, a leading global fixed satellite services operator, with offices and facilities around the world. We refer, as the context requires, to each or both of Telesat Holdings Inc. and Telesat Canada as “Telesat.” Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations.

Loral holds a 62.7% economic interest and a 32.7% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $3.6 billion of backlog as of March 31, 2016. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares.

At March 31, 2016, Telesat provided satellite services to customers from its fleet of 15 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite and has two other satellites under construction. Telesat also manages the operations of additional satellites for third parties.

In April 2016, Telesat announced the procurement of two prototype Ka-band satellites for operation in low earth orbit (“LEO”) that are expected to be launched in 2017 as the first phase of a planned global LEO constellation that Telesat is currently developing.

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

Telesat’s desirable orbital locations, commitment to providing the highest level of customer service, deep technical expertise and culture of innovation have enabled it to successfully develop its business to date. Significant revenue backlog and long-term customer contracts protect Telesat, to a certain extent, from short-term market fluctuations. Leveraging its strengths, Telesat believes it can profitably grow its business over time by increasing the utilization of in-orbit satellites, including the newly launched Telstar 12 VANTAGE and, in a disciplined manner, deploying expansion satellite capacity where strong market demand is anticipated. Telesat currently has two satellites, Telstar 18 VANTAGE and Telstar 19 VANTAGE, under construction and recently contracted for two prototype Ka-band satellites that will be deployed in low earth orbit. Telesat will continue to actively pursue opportunities to develop new satellites, particularly in conjunction with current or prospective customers who will commit to long-term service agreements prior to the time the satellite construction contract is signed. However, while Telesat regularly pursues these opportunities, it does not procure additional or replacement satellites until it believes there is a demonstrated need and a sound business plan for such satellite capacity. As Telesat moves through 2016, it remains focused on increasing the utilization of its existing satellites, the construction of its new satellites, and identifying and pursuing opportunities to expand its satellite fleet, all while maintaining operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the three months ended March 31, 2016, approximately 51% of Telesat’s revenues, 37% of its operating expenses and a majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of March 31, 2016, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of March 31, 2016, the effect of a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $115 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SS/L”), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral agreed to indemnify MDA and its affiliates from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. In September 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of March 31, 2016 and December 31, 2015, the total principal and accrued interest amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $26.2 million and $32.4 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of March 31, 2016, Loral has paid $34.9 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in April 2016 and is obligated to make three additional equal quarterly payments to ViaSat through January 2017 totaling $8.4 million inclusive of interest at 3.25% per year (see Note 14 to the financial statements).

General

Our principal asset is our majority ownership interest in Telesat. In an effort to maximize shareholder value, we have been exploring potential strategic transactions to alter the status quo in our ownership of Telesat, including by exercising in July 2015 our rights under the Telesat Shareholders Agreement to require Telesat to conduct an initial public offering of its equity shares (a “Telesat IPO”). Specifically, we requested that Telesat issue not more than 25 million newly issued shares of Telesat voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat’s Articles of Incorporation, both of which we believe are necessary to accommodate a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after the Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat. Telesat has selected two co-managing underwriters and has informed us that it will work to implement the Telesat IPO pending our agreement with PSP on the post-IPO governance matters. There can be no assurance as to whether, when or on what terms the Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat’s Articles of Incorporation may occur or that any particular economic, tax, structural or other objectives or benefits with respect to the Telesat IPO will be achieved. If the Telesat IPO proceeds under unfavorable terms or at an unfavorable price, we may withdraw our demand for the Telesat IPO or otherwise seek to enforce our rights, including, among other things, by asserting claims against PSP and Telesat.

We are in discussions with PSP to attempt to agree on our requests regarding the post-IPO governance matters and also regarding other possible strategic transactions involving Telesat. We remain interested in and, when market conditions are favorable and if PSP cooperates, we plan to continue to pursue a strategic transaction, such as monetizing our interest in Telesat through the sale of Loral or through the combination of Loral and Telesat into one public company. Pending the outcome of our discussions with PSP, we, PSP and Telesat have entered into an agreement which preserves the parties’ rights to assert against one another legal claims relating to Telesat. We believe we have claims that we could assert against PSP and Telesat and are not aware of any claims that could be brought against us. In addition, we have been and are continuing to explore a cash distribution to Telesat shareholders (and, in turn, a cash distribution to our stockholders), in conjunction with either a refinancing of Telesat’s debt or the Telesat IPO. It is possible that PSP will not consent to any such distribution transaction. There can be no assurance as to when or whether we will be able to conclude any strategic transaction or that any strategic initiatives or transaction or cash distribution involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative, transaction or distribution involving Telesat or Loral’s interest therein will be achieved.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the three months ended March 31, 2016.

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

The following compares our consolidated results for the three months ended March 31, 2016 and 2015 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended March 31,
	2016	2015
	(In thousands)
General and administrative expenses	$1,517	$1,617

General and administrative expenses decreased by $0.1 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to one-time pension charges to XTAR of $0.3 million, partially offset by income earned during the three months ended March 31, 2015 under the ViaSat revenue share arrangement. This arrangement expired in December 2015 (see Note 15 to the financial statements).

Interest and Investment Income

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest and investment income	$48	$90

Interest and investment income for the three months ended March 31, 2015 is primarily comprised of interest on the Land Note. The decrease was primarily the result of the $33.7 million principal payment received on March 31, 2015.

Other Expense

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Other expense	$526	$374

Other expense for the three months ended March 31, 2016 and 2015 was related to strategic initiatives.

Income Tax Provision

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Income tax provision	$(20,587)	$(3,754)

For the three months ended March 31, our income tax provision is summarized as follows: (i) for 2016, we recorded a current tax provision of $0.6 million and a deferred tax provision of $20.0 million, resulting in a total provision of $20.6 million on a pre-tax loss from continuing operations of $2.0 million and (ii) for 2015, we recorded a current tax provision of $1.2 million and a deferred tax provision of $2.6 million, resulting in a total provision of $3.8 million on a pre-tax loss from continuing operations of $1.9 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax loss for the three months ended March 31, 2016 and 2015 (after adjusting for certain tax items that are discrete to each period). The projected income tax provision for the full year used in the computation of our expected effective annual tax rate includes tax expense on the projected equity in net income of Telesat for the full year, which is included on the condensed consolidated statements of operations below the line for income tax provision, creating a negative expected effective annual tax rate in excess of 100%. As a result, our statements of operations for the three months ended March 31, 2016 and 2015 include a tax provision rather than a tax benefit on the pre-tax loss.

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

Equity in Net Income (Loss) of Affiliates

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Telesat Holdings Inc.	$46,494	$(74,329)
XTAR, LLC	—	(2,516)
	$46,494	$(76,845)

The following is a reconciliation of the changes in our investment in Telesat for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
(In thousands)
Opening Balance, January 1, 2016	$—
Equity in net income of Telesat	104,724
Less: Unrecognized loss as of December 31, 2015	(57,924)
Proportionate share of Telesat other comprehensive loss	(6,379)
Add: Unrecognized other comprehensive income as of December 31, 2015	20,827
Eliminations of affiliate transactions and related amortization	(306)
Ending balance, March 31, 2016	$60,942

As of December 31, 2015, we had an unrecorded equity loss in Telesat of $57.9 million, the amount by which our share of Telesat’s losses together with cash distributions we received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of December 31, 2015. In addition, our equity in Telesat’s other comprehensive income that we had not recorded as of December 31, 2015 was $20.8 million. During the three months ended March 31, 2016, we recognized this $57.9 million equity loss and our $20.8 million share in the equity of Telesat’s other comprehensive income.

Summary financial information for Telesat in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015 follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	234,995	228,521	170,501	186,243
Operating expenses	(44,889)	(42,481)	(32,569)	(34,622)
Depreciation, amortization and stock-based compensation	(64,796)	(61,579)	(47,013)	(50,186)
Loss on disposition of long lived assets	(2,504)	(18)	(1,817)	(15)
Operating income	122,806	124,443	89,102	101,420
Interest expense	(48,517)	(43,194)	(35,202)	(35,203)
Foreign exchange gain (loss)	187,315	(262,867)	135,907	(214,234)
(Loss) gain on financial instruments	(17,389)	5,955	(12,617)	4,853
Other income	1,175	990	854	807
Income tax provision	(15,188)	(24,002)	(11,020)	(19,561)
Net income (loss)	230,202	(198,675)	167,024	(161,918)
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.3785	1.2289

	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	795,670	786,503	611,865	568,324
Total assets	5,509,891	5,523,562	4,237,073	3,991,301
Current liabilities	538,452	249,741	414,066	180,462
Long-term debt, including current portion	3,843,807	4,083,509	2,955,865	2,950,726
Total liabilities	4,799,666	5,006,766	3,690,914	3,617,867
Shareholders’ equity	710,225	516,796	546,159	373,434
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.3004	1.3839

The Telesat balance sheet data shown above as of December 31, 2015 has been restated for adoption on January 1, 2016 of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. As a result of this restatement, total assets and long-term debt, including current portion, each decreased by approximately $18.1 million.

Telesat’s revenue decreased by $15.7 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue and lower revenue from customers in the energy and resource industries, partially offset by higher equipment sales. Telesat’s revenue excluding foreign exchange impact would have decreased by $6.0 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Telesat’s operating income decreased by $12.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to the revenue decrease described above, the impact of employer costs related to the repurchase of employee stock options in the first quarter of 2016 and higher cost of equipment sales, partially offset by the change in the U.S. dollar/Canadian exchange rate on Canadian dollar denominated expenses and lower third party satellite capacity expenses. Telesat’s operating income excluding foreign exchange impact would have decreased by $11.0 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

For the three months ended March 31, 2015, the equity in losses of XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

As of March 31, 2016 and December 31, 2015, the carrying value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. In the third quarter of 2015, we recorded an impairment charge of $8 million primarily as a result of an increase in the discount rate used to value our investment in XTAR. We recorded an additional impairment charge of $13.2 million in the fourth quarter of 2015 primarily due to the reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment has been reduced to zero and we have no commitment to provide further financial support to XTAR.

Loss from Discontinued Operations, net of tax

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three months ended March 31, 2016 and 2015.

Backlog

Telesat’s backlog as of March 31, 2016 and December 31, 2015 was $3.6 billion and $3.5 billion, respectively.

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.7% economic interest in Telesat. We also have a 56% economic interest in XTAR. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting. As of March 31, 2016 and December 31, 2015, the fair value of our investment in XTAR was zero.

Loral has no debt. Telesat has third party debt with financial institutions. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR is required to make payments of $5 million per year to pay down the outstanding restructured lease balance. As of March 31, 2016 and December 31, 2015, XTAR had deferred payment of liabilities to Hisdesat of $23.8 million and $17.7 million, respectively, for lease payments, including the restructured lease payments. Loral has not provided a guarantee for the debt of Telesat or XTAR.

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

Cash and Available Credit

At March 31, 2016, Loral had $51.7 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of March 31, 2016 decreased by $7.2 million from December 31, 2015 due primarily to corporate expenses of $3.5 million, adjusted for changes in working capital and net of consulting fees from Telesat, a $2.8 million payment to ViaSat pursuant to the Settlement Agreement and Allocation Agreement, payments of $0.5 million related to strategic initiatives and postretirement benefits funding of $0.3 million. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used in Operating Activities,” “Net Cash (Used in) Provided by Investing Activities,” and Net Cash Provided by (Used in) Financing Activities.”

Loral did not have a credit facility as of March 31, 2016 and December 31, 2015.

Cash Management

We have a cash management investment program that seeks a competitive return while maintaining a conservative risk profile. Our cash management investment policy establishes what we believe to be conservative guidelines relating to the investment of surplus cash. The policy allows us to invest in commercial paper, money market funds and other similar short-term investments but does not permit us to engage in speculative or leveraged transactions, nor does it permit us to hold or issue financial instruments for trading purposes. The cash management investment policy was designed to preserve capital and safeguard principal, to meet all of our liquidity requirements and to provide a competitive rate of return for similar risk categories of investment. The policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities on our behalf, requires certain mandatory reporting activity and discusses review of the portfolio. We operate the cash management investment program under the guidelines of our investment policy and continuously monitor the investments to avoid risks.

We currently invest our cash in several liquid Prime AAA money market funds. The dispersion across funds reduces the exposure of a default at one fund.

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. We expect that our major cash outlays for the next 12 months will include quarterly payments under the Allocation Agreement, payments under employee benefit programs and general corporate expenses net of consulting fees from Telesat.

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

Telesat

Cash and Available Credit

As of March 31, 2016, Telesat had CAD 709 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving credit facility.

Cash Flows from Operating Activities

Cash generated from Telesat’s operating activities for the three months ended March 31, 2016 was CAD 165 million, a CAD 86 million increase from the same period in the prior year. The increase was primarily due to a positive change in working capital which mainly related to customer prepayments for future satellite services, and lower income taxes paid, partially offset by cash used for the settlement of stock options.

Cash Flows used in Investing Activities

Cash used in Telesat’s investing activities for the three months ended March 31, 2016 was CAD 95 million. This consisted of CAD 62 million of payments for satellite programs, CAD 31 million of payments for intangible assets and CAD 2 million for other property and equipment. Cash used in Telesat’s investing activities for the three months ended March 31, 2015 was CAD 26 million. Telesat’s activities included CAD 24 million of expenditures on satellite programs for the on-going construction of Telstar 12 VANTAGE and CAD 2 million for other property and equipment.

Cash Flows used in Financing Activities

Cash used in Telesat’s financing activities for the three months ended March 31, 2016 and March 31, 2015 was CAD 27 million and CAD 20 million, respectively. This was primarily the result of mandatory principal payments made on its senior secured credit facilities.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of March 31, 2016, cash flow from operating activities and drawings on the available lines of credit under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

The construction of any satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs will be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under Telesat’s senior secured credit facilties. In addition, Telesat may sell certain satellite assets, and in accordance with the terms and conditions of Telesat’s senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under Telesat’s senior secured credit facilities. Subject to market conditions and subject to compliance with the terms and conditions of its senior secured credit facilities and the financial leverage covenant tests therein, Telesat may also have the ability to obtain additional secured or unsecured financing to fund current or future satellite construction. Telesat’s ability to access these sources of funding, however, is not guaranteed and, therefore, Telesat may not be able to fully fund additional replacement or new satellite construction programs.

Debt

Telesat’s debt as of March 31, 2016 and December 31, 2015 was as follows:

			March 31,	December 31,
	Maturity	Currency	2016	2015
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	March 28, 2017	CAD or USD equivalent	—	—
Term Loan A	March 28, 2017	CAD	356,250	375,000
Term Loan B - Canadian facility	March 28, 2019	CAD	135,800	136,150
Term Loan B - U.S. facility	March 28, 2019	USD	2,202,068	2,349,505
6.0% Senior notes	May 15, 2017	USD	1,170,360	1,245,510
			3,864,478	4,106,165
Less: Deferred financing costs, interest rate floors and prepayment options			(39,656)	(42,944)
Total debt under international financial reporting standards			3,824,822	4,063,221
U.S. GAAP adjustments			18,985	20,288
Total debt under U.S. GAAP			3,843,807	4,083,509
Current portion			372,468	102,412
Long-term portion			3,471,339	3,981,097

The Telesat debt shown above as of December 31, 2015 has been restated for adoption on January 1, 2016 of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (See Note 6 to the financial statements).

Senior Secured Credit Facilities

The obligations under the credit agreement and the guarantees of those obligations by certain of Telesat’s subsidiaries are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat and the guarantors. The credit agreement contains covenants that restrict the ability of Telesat and certain of its subsidiaries to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sales-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The credit agreement also requires Telesat and the guarantors to comply with a maximum senior secured leverage ratio and contains customary events of default and affirmative covenants, including an excess cash sweep that may require Telesat to repay a portion of the outstanding principal under its senior secured credit facilities prior to the stated maturity.

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

Telesat expects to refinance its revolving credit facility and refinance or repay its Term Loan A facility in 2016.

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

Telesat expects to refinance the senior notes in 2016.

As of March 31, 2016, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its 6.0% senior notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and Bankers Acceptance rates and the applicable margins of Telesat’s senior secured credit facilities and senior notes. Telesat’s interest expense for the year ending December 31, 2016 is expected to be approximately CAD 172 million.

Derivatives

Telesat uses, as required, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of March 31, 2016, Telesat had one interest rate swap to fix interest on CAD 250 million of Canadian dollar denominated debt at a fixed rate of 1.62% (excluding applicable margins) and one interest rate swap to fix interest on CAD 300 million of U.S. dollar denominated debt at a fixed rate of 1.46% (excluding applicable margins). These contracts mature on June 30, 2016 and September 30, 2016, respectively.

Telesat had no currency derivative instruments at March 31, 2016.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of satellites and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 334 million as of April 28, 2016. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or funds available under the revolving credit facility.

Contractual Obligations

There have not been any significant changes to Loral’s contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statements of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operations was $7.2 million for the three months ended March 31, 2016.

Net cash used in operating activities by continuing operations was $4.4 million for the three months ended March 31, 2016, consisting primarily of a $2.4 million cash use attributable to income from continuing operations adjusted for non-cash operating items, a $1.5 million decrease in accrued expenses and a $0.9 million increase in other current assets, partially offset by a $0.5 million increase in long-term liabilities.

Net cash used by operating activities from discontinued operations was $2.8 million for the three months ended March 31, 2016 representing the payment to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities by continuing operations for the three months ended March 31, 2016 and 2015 and by discontinued operations for the three months ended March 31, 2016 was not material.

Net cash provided by investing activities from discontinued operations for the three months ended March 31, 2015 was $33.7 million consisting of the receipt of principal under the Land Note.

Net Cash Provided by (Used in) Financing Activities

No cash was provided by or used in financing activities for the three months ended March 31, 2016 and 2015.

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

Interest

During the first quarter of 2016, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of March 31, 2016 and December 31, 2015.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on Telesat’s U.S. dollar denominated debt financing and cash and short-term investments. As of March 31, 2016, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of March 31, 2016 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables, deferred satellite performance incentive payments and debt financing.

For the three months ended March 31, 2016, approximately 51% of Telesat’s revenues, 37% of its operating expenses, 88% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of March 31, 2016, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $115 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

(b) Internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

ViaSat Suit

We discuss the settlement of the ViaSat Suit in the notes to the financial statements and refer the reader to that discussion for important information concerning that settlement. See Note 14 to the financial statements of this Quarterly Report on Form 10-Q for this discussion.

Other Litigation

We are not currently subject to any legal proceedings that, if decided adversely, could have a material adverse effect on our financial position or results of operations. In the future, however, we may become subject to legal proceedings and claims, either asserted or unasserted, that may arise in the ordinary course of business or otherwise.

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2015 in “Item 1A. Risk Factors.” There are no material changes to those risk factors.

The risks described in our Annual Report on Form 10-K, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
(Principal Financial Officer) and Registrant’s Authorized Officer

Date: May 6, 2016

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