Form 10-Q
period 2016-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2016-08-09
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐ No ☑

As of July 29, 2016, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$47,651	$58,853
Other current assets	3,102	2,979
Total current assets	50,753	61,832
Investments in affiliates	104,793	—
Long-term deferred tax assets	126,194	152,676
Other assets	82	110
Total assets	$281,822	$214,618

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,421	$2,376
Other current liabilities	9,435	12,055
Total current liabilities	10,856	14,431
Pension and other postretirement liabilities	17,802	18,119
Long-term liabilities	71,860	73,578
Total liabilities	100,518	106,128
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,581,572 issued	216	216
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,020,129	1,020,129
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(810,422)	(873,660)
Accumulated other comprehensive loss	(19,122)	(28,698)
Total shareholders' equity	181,304	108,490
Total liabilities and shareholders' equity	$281,822	$214,618

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
General and administrative expenses	$(1,674)	$(2,080)	$(3,191)	$(3,697)
Operating loss	(1,674)	(2,080)	(3,191)	(3,697)
Interest and investment income	48	14	96	104
Interest expense	(4)	(5)	(9)	(8)
Other expense	(593)	(2,710)	(1,119)	(3,084)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(2,223)	(4,781)	(4,223)	(6,685)
Income tax provision	(8,480)	(2,279)	(22,155)	(6,033)
Loss from continuing operations before equity in net income (loss) of affiliates	(10,703)	(7,060)	(26,378)	(12,718)
Equity in net income (loss) of affiliates	43,357	25,087	89,851	(51,758)
Income (loss) from continuing operations	32,654	18,027	63,473	(64,476)
Loss from discontinued operations, net of tax	(102)	(227)	(235)	(366)
Net income (loss)	32,552	17,800	63,238	(64,842)
Other comprehensive income, net of tax	417	1,128	9,576	1,362
Comprehensive income (loss)	$32,969	$18,928	$72,814	$(63,480)

Net income (loss) per share:

Basic
Income (loss) from continuing operations	$1.06	$0.58	$2.05	$(2.09)
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)	(0.01)
Net income (loss)	$1.06	$0.57	$2.04	$(2.10)

Diluted
Income (loss) from continuing operations	$1.03	$0.56	$1.98	$(2.09)
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)	(0.01)
Net income (loss)	$1.03	$0.55	$1.97	$(2.10)

Weighted average common shares outstanding:
Basic	30,933	30,927	30,933	30,923
Diluted	31,008	31,006	31,008	30,923

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2015	21,569	$216	9,506	$95	$1,017,520	154	$(9,592)	$(803,378)	$(29,221)	$175,640
Net loss								(70,282)
Other comprehensive income									523
Comprehensive loss										(69,759)
Settlement of restricted stock units	13	—			—					—
Tax benefit associated with stock-based compensation					2,609					2,609
Balance, December 31, 2015	21,582	216	9,506	95	1,020,129	154	(9,592)	(873,660)	(28,698)	108,490
Net income								63,238
Other comprehensive income									9,576
Comprehensive income										72,814
Balance, June 30, 2016	21,582	$216	9,506	$95	$1,020,129	154	$(9,592)	$(810,422)	$(19,122)	$181,304

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months
	Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$63,238	$(64,842)
Loss from discontinued operations, net of tax	235	366
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash operating items (Note 2)	(68,552)	56,834
Changes in operating assets and liabilities:
Other current assets	(204)	(472)
Accrued expenses and other current liabilities	(1,099)	(457)
Income taxes receivable and payable	80	(953)
Pension and other postretirement liabilities	(317)	(1,590)
Long-term liabilities	1,036	237
Net cash used in operating activities – continuing operations	(5,583)	(10,877)
Net cash used in operating activities – discontinued operations	(5,619)	(5,619)
Net cash used in operating activities	(11,202)	(16,496)
Investing activities:
Capital expenditures	—	(35)
Net cash used in investing activities – continuing operations	—	(35)
Receipt of principal, Land Note - discontinued operations	—	33,667
Net cash provided by investing activities	—	33,632
Financing activities:
Adjustment to tax benefit associated with stock-based compensation	—	683
Net cash provided by financing activities – continuing operations	—	683
Net cash provided by financing activities – discontinued operations	—	—
Net cash provided by financing activities	—	683
(Decrease) increase in cash and cash equivalents	(11,202)	17,819
Cash and cash equivalents — beginning of period	58,853	51,433
Cash and cash equivalents — end of period	$47,651	$69,252

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. As discussed in Note 8, the accompanying condensed consolidated statement of operations for the six months ended June 30, 2016 reflects the correction of an error related to the overstatement of our deferred income tax provision by $6.9 million during the three months ended March 31, 2016.

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

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations and cash flows for the three and six months ended June 30, 2016 and 2015.

Investments in Affiliates

Ownership interests in Telesat and XTAR, LLC (“XTAR”) are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Our equity in net income or loss also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat and XTAR, on satellites we constructed for them while we owned SS/L and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary. As discussed in Note 6, our condensed consolidated statement of operations for the three months ended June 30, 2016 includes an increase in our equity in net income of affiliates of $5.1 million ($3.2 million net of tax), which represents our proportionate share of equity in net income of Telesat that should have been recognized in prior periods.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Cash and Cash Equivalents

As of June 30, 2016, the Company had $47.7 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with original maturities of less than 90 days at the time of purchase and no redemption limitations. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Money market funds	$45,219	$—	$—	$53,129	$—	$—
Other current assets:
Indemnification - Sale of SS/L	—	—	1,953	—	—	1,953
Liabilities
Long-term liabilities
Indemnification - Globalstar do Brasil S.A.	$—	$—	$973	$—	$—	$1,006

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

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of June 30, 2016 and December 31, 2015.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under previous U.S. GAAP, an entity was required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction was of unusual nature and occurred infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) is no longer allowed. The requirement to separately present items that are of unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The guidance, effective for the Company on January 1, 2016, did not have a material impact on our consolidated financial statements.

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

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months
	Ended June 30,
	2016	2015
Non-cash operating items:
Equity in net (income) loss of affiliates	$(89,851)	$51,758
Deferred taxes	20,812	4,203
Depreciation	29	20
Amortization of prior service credit and actuarial loss	458	853
Net non-cash operating items – continuing operations	$(68,552)	$56,834
Supplemental information:
Interest paid – continuing operations	$9	$306
Interest paid – discontinued operations	$479	$870
Tax payments – continuing operations	$125	$1,526

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance at January 1, 2015	$(13,982)	$(15,239)	$(29,221)
Other comprehensive loss before reclassification	(265)	—	(265)
Amounts reclassified from accumulated other comprehensive loss	788	—	788
Net current-period other comprehensive income	523	—	523
Balance at December 31, 2015	(13,459)	(15,239)	(28,698)

Other comprehensive income before reclassification	—	9,291	9,291
Amounts reclassified from accumulated other comprehensive loss	285	—	285
Net current-period other comprehensive income	285	9,291	9,576
Balance at June 30, 2016	$(13,174)	$(5,948)	$(19,122)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months
	Ended June 30,
	2016				2015
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$255	(a)	$(97)	$158	$481	(a)	$(180)	$301
Proportionate share of Telesat other comprehensive income	494	(b)	(235)	259	1,318	(b)	(491)	827
Other comprehensive income	$749		$(332)	$417	$1,799		$(671)	$1,128

	Six Months
	Ended June 30,
	2016				2015
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$458	(a)	$(173)	$285	853	(a)	(318)	535
Proportionate share of Telesat other comprehensive income	14,942	(b)	(5,651)	9,291	1,318	(b)	(491)	827
Other comprehensive income	$15,400		$(5,824)	$9,576	$2,171		$(809)	$1,362

(a)	Reclassifications are included in general and administrative expenses.
(b)	See Note 6 for discussion of our share of Telesat other comprehensive income.

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

5. Other Current Assets

Other current assets consists of (in thousands):

	June 30,	December 31,
	2016	2015
Indemnification receivable from SS/L for pre-closing taxes (see Note 14)	$1,953	$1,953
Due from affiliates	240	381
Prepaid expenses	543	169
Income taxes receivable	278	358
Other	88	118
	$3,102	$2,979

6. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	June 30,	December 31,
	2016	2015
Telesat Holdings Inc.	$104,793	$—
XTAR, LLC	—	—
	$104,793	$—

Equity in net income (loss) of affiliates consists of (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Telesat Holdings Inc.	$43,357	$27,913	$89,851	$(46,416)
XTAR, LLC	—	(2,826)	—	(5,342)
	$43,357	$25,087	$89,851	$(51,758)

Telesat

As of June 30, 2016, we held a 62.7% economic interest and a 32.7% voting interest in Telesat. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares.  Also in March 2016, a total of 1,253,477 vested stock options were repurchased at fair value from Telesat management personnel and other employees for total cash consideration of CAD 24.7 million, of which CAD 18.7 million was paid to management personnel.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2015, we had an unrecorded equity loss in Telesat of $57.9 million, the amount by which our share of Telesat’s losses together with cash distributions we received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment. Accordingly, in following the equity method of accounting, our investment balance in Telesat was reduced to zero as of December 31, 2015. In addition, our equity in Telesat’s other comprehensive income that we could not record as of December 31, 2015 was $20.8 million. We recognized this $57.9 million equity loss and our $20.8 million share in the equity of Telesat’s other comprehensive income in the first quarter of 2016 as a result of the recognition of the suspended loss.

In addition, during the three-months ended June 30, 2016, we recorded an increase in equity in net income of affiliates of $5.1 million ($3.2 million net of tax) that should have been recognized in prior periods. As a result, net income and earnings per share (basic and diluted) increased $0.10 per share. These non-cash adjustments, which were identified and provided by Telesat in connection with its June 30, 2016 closing process, related primarily to an error in mark-to-market accounting for embedded foreign exchange derivatives in a Telesat customer contract. Changes in fair value of these embedded derivatives are required to be recognized under U.S. GAAP, but not under International Financial Reporting Standards, the basis of accounting used by Telesat. The Company has not revised its previous consolidated financial statements for Telesat’s non-cash adjustments based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

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

The following table presents summary financial data for Telesat in accordance with U.S. GAAP and in U.S. dollars, for the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Statement of Operations Data:
Revenues	$180,012	$183,133	$350,513	$369,376
Operating expenses	(35,658)	(34,264)	(68,227)	(68,886)
Depreciation, amortization and stock-based compensation	(50,378)	(48,642)	(97,391)	(98,828)
Loss on disposition of long lived asset	(96)	(6)	(1,913)	(21)
Operating income	93,880	100,221	182,982	201,641
Interest expense	(35,149)	(35,068)	(70,351)	(70,271)
Foreign exchange gain (loss)	18,364	45,393	154,271	(168,841)
Gain (loss) on financial instruments	6,666	(3,657)	(5,951)	1,196
Other income	929	568	1,783	1,375
Income tax provision	(15,049)	(18,518)	(26,069)	(38,079)
Net income (loss)	$69,641	$88,939	$236,665	$(72,979)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30,	December 31,
	2016	2015
Balance Sheet Data:
Current assets	$645,414	$568,324
Total assets	4,281,263	3,991,301
Current liabilities	1,289,960	180,462
Long-term debt, including current portion	2,940,515	2,950,726
Total liabilities	3,663,623	3,617,867
Shareholders’ equity	617,640	373,434

The Telesat balance sheet data shown above as of December 31, 2015 has been restated for adoption on January 1, 2016 of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. As a result of this restatement, total assets and long-term debt, including current portion, each decreased by approximately $18.1 million.

Telesat had capital expenditures of $105.0 million and $50.9 million for the six months ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016 and December 31, 2015, the carrying value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. In the third quarter of 2015, we recorded an impairment charge of $8 million primarily as a result of an increase in the discount rate used to value our investment in XTAR. We recorded an additional impairment charge of $13.2 million in the fourth quarter of 2015 primarily due to the reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment has been reduced to zero and we have no commitment to provide further financial support to XTAR.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders requires payments by XTAR of $26 million in 2016, with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through June 30, 2016 were $29.2 million. As of June 30, 2016 and December 31, 2015, XTAR has deferred payment of liabilities of $28.0 million and $17.7 million, respectively, for its lease obligation and Catch-Up Payments to Hisdesat. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR. The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement (see Note 15).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents summary financial data for XTAR for the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Statement of Operations Data:
Revenues	$4,422	$6,669	$10,300	$12,697
Operating expenses	(7,938)	(8,171)	(16,193)	(16,106)
Depreciation and amortization	(2,192)	(2,189)	(4,384)	(4,492)
Operating loss	(5,708)	(3,691)	(10,277)	(7,901)
Net loss	(6,511)	(4,664)	(12,039)	(9,267)

	June 30,	December 31,
	2016	2015
Balance Sheet Data:
Current assets	$6,762	$7,533
Total assets	39,638	44,793
Current liabilities	50,089	41,712
Total liabilities	74,162	68,126
Members’ equity	(34,524)	(23,333)

Other

As of June 30, 2016 and December 31, 2015, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

7. Other Current Liabilities

Other current liabilities consists of (in thousands):

	June 30,	December 31,
	2016	2015
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$8,239	$10,714
Accrued professional fees	834	871
Pension and other postretirement liabilities	120	120
Accrued liabilities	242	350
	$9,435	$12,055

8. Income Taxes

The following summarizes our income tax provision on the loss from continuing operations (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Total current income tax provision	$(742)	$(617)	$(1,343)	$(1,830)
Total deferred income tax provision	(7,738)	(1,662)	(20,812)	(4,203)
Income tax provision	$(8,480)	$(2,279)	$(22,155)	$(6,033)

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

Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, we identified a $6.9 million overstatement of our deferred income tax provision. As a result, our net income and earnings per share (basic and diluted) on the condensed consolidated statement of operations for the three months ended March 31, 2016 were understated by $6.9 million and $0.22 per share, respectively, and long-term deferred tax assets on the condensed consolidated balance sheet were understated by $6.9 million at March 31, 2016. This overstatement of our deferred income tax provision was attributable primarily to the utilization of an incorrect forecast of equity in net income of Telesat for the full year which was used in the calculation of the expected annual effective income tax rate to determine our interim income tax provision for the three months ended March 31, 2016. The condensed consolidated financial statements for the six months ended June 30, 2016 reflect the correction of this item.

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax provision (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Current provision for UTPs	$(627)	$(544)	$(1,138)	$(277)
Deferred benefit for UTPs	320	203	512	57
Tax provision for UTPs	$(307)	$(341)	$(626)	$(220)

As of June 30, 2016, we had unrecognized tax benefits relating to UTPs of $72 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of June 30, 2016, we have accrued approximately $6.8 million and $6.4 million for the payment of potential tax-related interest and penalties, respectively.

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

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Six Months
	Ended June 30,
	2016	2015
Liabilities for UTPs:
Opening balance — January 1	$69,511	$77,133
Current provision (benefit) for:
Potential additional interest	1,138	1,175
Statute expirations	—	(161)
Tax settlements	—	(737)
Ending balance	$70,649	$77,410

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2016, if our positions are sustained by the taxing authorities, the Company’s income tax provision from continuing operations would be reduced by approximately $30.9 million. Other than as described above, there were no significant changes to our UTPs during the six months ended June 30, 2016 and 2015, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

9. Long-Term Liabilities

Long-term liabilities consists of (in thousands):

	June 30,	December 31,
	2016	2015
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$—	$2,754
Indemnification liabilities - other (see Note 14)	973	1,006
Liabilities for uncertain tax positions	70,649	69,511
Other	238	307
	$71,860	$73,578

10. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that do not expire and remained unconverted as of June 30, 2016 and December 31, 2015.

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

The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Income from continuing operations — basic	$32,654	$18,027	$63,473	$(64,476)
Less: Adjustment for dilutive effect of Telesat stock options	(764)	(761)	(2,199)	—
Income from continuing operations — diluted	$31,890	$17,266	$61,274	$(64,476)

Telesat stock options are excluded from the calculation of diluted loss per share for the six months ended June 30, 2015 as the effect would have been antidilutive.

Basic income per share is computed based upon the weighted average number of share of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding	30,933	30,927	30,933	30,923
Unconverted restricted stock units	75	79	75	—
Common shares outstanding for diluted earnings per share	31,008	31,006	31,008	30,923

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

12. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost included in general and administrative expenses for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Service cost	$192	$197	$1	$1
Interest cost	501	475	5	15
Expected return on plan assets	(511)	(516)	—	—
Recognition due to settlement	—	—	—	272
Amortization of net actuarial loss	248	193	2	14
Amortization of prior service credits	—	—	5	2
Net periodic cost	$430	$349	$13	$304

	Pension Benefits		Other Benefits
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Service cost	$334	$256	$1	$1
Interest cost	991	948	10	27
Expected return on plan assets	(1,023)	(1,054)	—	—
Recognition due to settlement	—	—	—	428
Amortization of net actuarial loss	444	398	3	22
Amortization of prior service credits	—	—	11	5
Net periodic cost	$746	$548	$25	$483

Effective January 1, 2015, retiree medical coverage for retirees age 65 or over and their dependents was discontinued. In 2015, the Company made discretionary one-time payments to eligible participants to assist them in purchasing alternate coverage. The effect on pension expense for the three and six months ended June 30, 2015 of the one-time payments to eligible participants is included in the table above as recognition due to settlement.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of June 30, 2016 and December 31, 2015.

14. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our condensed consolidated balance sheets include an indemnification refund receivable of $2.0 million as of June 30, 2016 and December 31, 2015. This receivable represents Loral’s payments to date net of the estimated fair value of the liability for our indemnification of SS/L for certain pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $1.0 million as of June 30, 2016 and December 31, 2015, for indemnification liabilities relating to the sale of GdB.

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

The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of June 30, 2016 and December 31, 2015, the total principal and interest accrued amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $20.0 million and $32.4 million, respectively.

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

As of June 30, 2016, Loral has paid $37.7 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in July 2016 and is obligated to make two additional equal quarterly payments to ViaSat through January 2017 totaling $5.6 million inclusive of interest at 3.25% per year. Our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 include indemnification liabilities related to the ViaSat Settlement Agreement of $8.2 million and $13.5 million, respectively. As Loral’s payment obligations to ViaSat are on a joint and several basis with MDA and SS/L, if MDA and SS/L were to default on all or part of their payment obligations to ViaSat, Loral would be obligated to pay ViaSat any amounts not paid by MDA and SS/L.

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

Various funds affiliated with MHR and Dr. Rachesky held, as of June 30, 2016 and December 31, 2015, approximately 39.9% and 38.0%, respectively, of the outstanding voting common stock and 58.4% and 57.1%, respectively, of the combined outstanding voting and non-voting common stock of Loral.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the Shareholders Agreement provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat Holdings Inc. (a “Telesat IPO”). In connection with our exploration of strategic initiatives to alter the status quo in our ownership of Telesat, in July 2015, we exercised our rights under the Shareholders Agreement to require Telesat to conduct a Telesat IPO. Specifically, we requested that Telesat issue not more than 25 million newly issued shares of Telesat voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat’s Articles of Incorporation, both of which we believe are important for a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after the Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat. Telesat has selected two co-managing underwriters and has informed us that it will work to implement the Telesat IPO pending our agreement with PSP on the post-IPO governance matters. To date, no such agreement has been reached. There can be no assurance as to whether, when or on what terms the Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat’s Articles of Incorporation may occur or that any particular economic, tax, structural or other objectives or benefits with respect to the Telesat IPO will be achieved. If the Telesat IPO is expected to proceed under unfavorable terms or at an unfavorable price, we may withdraw our demand for the Telesat IPO.

We believe that we have claims that we could assert against PSP relating to the affairs of Telesat under the Telesat Shareholders Agreement. In response to our claims, PSP has informed us that it believes that it may have claims against us, although we are not aware of the legal or factual basis for any such claims. We and PSP have agreed that it would be beneficial to delay the commencement of any action relating to either party’s claims and have entered into an agreement (the “Tolling Agreement”) which preserves the parties’ rights to assert against one another legal claims relating to Telesat. We also included Telesat as a party to the Tolling Agreement because, as a technical matter of Canadian law and for purposes of potentially seeking equitable relief, Telesat may be a necessary party.

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three-month periods ended June 30, 2016 and 2015 and $2.5 million for each of the six-months periods ended June 30, 2016 and 2015. For each of the six-month periods ended June 30, 2016 and 2015, Loral received payments in cash from Telesat, net of withholding taxes, of $2.4 million for consulting fees. We had no notes receivable from Telesat as of June 30, 2016 and December 31, 2015 related to the Consulting Agreement.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to the transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities, including Loral Skynet’s tax liabilities arising prior to January 1, 2007. The Telesat Indemnification includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $2.3 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. There can be no assurance that there will be no future claims under the Telesat Indemnification related to tax disputes.

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

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral was entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. Under this arrangement, which expired in December 2015, we earned approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively. We had a receivable from Telesat of nil and $0.2 million as of June 30, 2016 and December 31, 2015, respectively, related to this arrangement.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other

As described in Note 6, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of June 30, 2016 and December 31, 2015 were $6.8 million. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the six months ended June 30, 2016 and 2015, and we had an allowance of $6.6 million against receivables from XTAR as of June 30, 2016 and December 31, 2015. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three and six month periods ended June 30, 2016 and 2015, Mr. Targoff earned $360,000 and $720,000, respectively, in consulting fees and reimbursed Loral net expenses of $15,750 and $31,500, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 25
Consolidated Operating Results	Page 27
Liquidity and Capital Resources:
Loral	Page 34
Telesat	Page 35
Contractual Obligations	Page 37
Statements of Cash Flows	Page 38
Affiliate Matters	Page 38
Commitments and Contingencies	Page 38
Other Matters	Page 38

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

Loral holds a 62.7% economic interest and a 32.7% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $3.5 billion of backlog as of June 30, 2016. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares.

At June 30, 2016, Telesat provided satellite services to customers from its fleet of 15 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite, has two other geostationary satellites under construction and has an additional two prototype Ka-band satellites under construction which will be deployed in low earth orbit (“LEO”). Telesat also manages the operations of additional satellites for third parties.

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

Telesat’s desirable orbital locations, longstanding relationships with its key customers, commitment to providing the highest level of customer service, deep technical expertise and culture of innovation have enabled it to successfully develop its business to date. Significant revenue backlog and long-term customer contracts protect Telesat, to a certain extent, from short-term market fluctuations. Leveraging its strengths, Telesat believes it can profitably grow its business over time by increasing the utilization of in-orbit satellites, including the newly launched Telstar 12 VANTAGE and, in a disciplined manner, deploying expansion satellite capacity where strong market demand is anticipated. Telesat currently has two geostationary satellites, Telstar 18 VANTAGE and Telstar 19 VANTAGE, and the aforementioned LEO prototype satellites under construction. We believe that Telesat is well positioned to serve its customers and the markets in which it participates. Telesat actively pursues opportunities to develop new satellites, particularly in conjunction with current or prospective customers who will commit to long-term service agreements prior to the time the satellite construction contract is signed. However, while Telesat regularly pursues these opportunities, it does not procure additional or replacement satellites until it believes there is a demonstrated need and a sound business plan for such satellite capacity. As Telesat moves through 2016, it remains focused on increasing the utilization of its existing satellites, the construction of its new satellites, and identifying and pursuing opportunities to expand its satellite fleet, all while maintaining operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the six months ended June 30, 2016, approximately 51% of Telesat’s revenues, 40% of its operating expenses, 88% of its interest expense and a majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of June 30, 2016, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of June 30, 2016, the effect of a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $115 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SS/L”), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral agreed to indemnify MDA and its affiliates from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. In September 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of June 30, 2016 and December 31, 2015, the total principal and accrued interest amount payable by Loral and SS/L to ViaSat, on a joint and several basis, was $20.0 million and $32.4 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of June 30, 2016, Loral has paid $37.7 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in July 2016 and is obligated to make two additional equal quarterly payments to ViaSat through January 2017 totaling $5.6 million inclusive of interest at 3.25% per year (see Note 14 to the financial statements).

General

Our principal asset is our majority ownership interest in Telesat. In an effort to maximize shareholder value, we have been exploring potential strategic transactions to alter the status quo in our ownership of Telesat, including by exercising in July 2015 our rights under the Telesat Shareholders Agreement to require Telesat to conduct an initial public offering of its equity shares (a “Telesat IPO”). Specifically, we requested that Telesat issue not more than 25 million newly issued shares of Telesat voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat’s Articles of Incorporation, both of which we believe are important for a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after the Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat. Telesat has selected two co-managing underwriters and has informed us that it will work to implement the Telesat IPO pending our agreement with PSP on the post-IPO governance matters. To date, no such agreement has been reached. There can be no assurance as to whether, when or on what terms the Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat’s Articles of Incorporation may occur or that any particular economic, tax, structural or other objectives or benefits with respect to the Telesat IPO will be achieved. If the Telesat IPO is expected to proceed under unfavorable terms or at an unfavorable price, we may withdraw our demand for the Telesat IPO.

We believe that we have claims that we could assert against PSP relating to the affairs of Telesat under the Telesat Shareholders Agreement. In response to our claims, PSP has informed us that it believes that it may have claims against us, although we are not aware of the legal or factual basis for any such claims. We and PSP have agreed that it would be beneficial to delay the commencement of any action relating to either party’s claims and have entered into an agreement (the “Tolling Agreement”) which preserves the parties’ rights to assert against one another legal claims relating to Telesat. We also included Telesat as a party to the Tolling Agreement because, as a technical matter of Canadian law and for purposes of potentially seeking equitable relief, Telesat may be a necessary party.

During the pendency of the Tolling Agreement, we are in discussions with PSP regarding possible strategic transactions involving Telesat. We remain interested in and, when market conditions are favorable and if PSP cooperates, we plan to continue to pursue a strategic transaction, such as monetizing our interest in Telesat through the combination of Loral and Telesat into one public company or through the sale of Loral. In addition, we have been and are continuing to explore a cash distribution to Telesat shareholders (and, in turn, a cash distribution to our stockholders).

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2016.

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

The following compares our consolidated results for the three months ended June 30, 2016 and 2015 as presented in our financial statements:

General and Administrative Expenses

	Three Months
	Ended June 30,
	2016	2015
	(In thousands)
General and administrative expenses	$1,674	$2,080

General and administrative expenses decreased by $0.4 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to the $0.3 million reduction in postretirement benefit expense resulting from the settlement of certain retiree medical liabilities during 2015 and a $0.3 million reduction in accrued expenses, partially offset by income earned during the three months ended June 30, 2015 under the ViaSat revenue share arrangement. This arrangement expired in December 2015 (see Note 15 to the financial statements).

Other Expense

	Three Months
	Ended June 30,
	2016	2015
	(In thousands)
Other expense	$593	$2,710

Other expense for the three months ended June 30, 2016 and 2015 was related to strategic initiatives. See Overview – General.

Income Tax Provision

	Three Months
	Ended June 30,
	2016	2015
	(In thousands)
Income tax provision	$(8,480)	$(2,279)

For the three months ended June 30, our income tax provision is summarized as follows: (i) for 2016, we recorded a current tax provision of $0.8 million and a deferred tax provision of $7.7 million, resulting in a total provision of $8.5 million on a pre-tax loss from continuing operations of $2.2 million and (ii) for 2015, we recorded a current tax provision of $0.6 million and a deferred tax provision of $1.7 million, resulting in a total provision of $2.3 million on a pre-tax loss from continuing operations of $4.8 million.

Our income tax provision for each period is computed by applying an expected annual effective tax rate against the pre-tax loss for the six months ended June 30, 2016 and 2015 (after adjusting for certain tax items that are discrete to each period). This amount is then reduced by the tax provision recorded for the three months ended March 31, 2016 and 2015. The projected income tax provision for the full year used in the computation of our expected annual effective tax rate includes tax expense on the projected equity in net income of Telesat for the full year, which is included on the condensed consolidated statements of operations below the line for income tax provision, creating a negative expected annual effective tax rate. As a result, our statements of operations for the three months ended June 30, 2016 and 2015 include a tax provision rather than a tax benefit on the pre-tax loss.

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

Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, we identified a $6.9 million overstatement of our deferred income tax provision. As a result, our net income on the condensed consolidated statement of operations for the three months ended March 31, 2016 was understated by $6.9 million and our long-term deferred tax assets on the condensed consolidated balance sheet were understated by $6.9 million at March 31, 2016. This overstatement of our deferred income tax provision was attributable primarily to the utilization of an incorrect forecast of equity in net income of Telesat for the full year which was used in the calculation of the expected annual effective income tax rate to determine our interim income tax provision for the three months ended March 31, 2016.

Equity in Net Income (Loss) of Affiliates

	Three Months
	Ended June 30,
	2016	2015
	(In thousands)
Telesat Holdings Inc.	$43,357	$27,913
XTAR, LLC	—	(2,826)
	$43,357	$25,087

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

During the three-months ended June 30, 2016, we recorded an increase in equity in net income of affiliates of $5.1 million ($3.2 million net of tax) that should have been recognized in prior periods. As a result, earnings per share (basic and diluted) increased $0.10 per share. These non-cash adjustments, which were identified and provided by Telesat in connection with its June 30, 2016 closing process, related primarily to an error in mark-to-market accounting for embedded foreign exchange derivatives in a Telesat customer contract. Changes in fair value of these embedded derivatives are required to be recognized under U.S. GAAP, but not under International Financial Reporting Standards (“IFRS”), the basis of accounting used by Telesat. The Company has not revised its previous consolidated financial statements for Telesat’s non-cash adjustments based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

Summary financial information for Telesat in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended June 30, 2016 and 2015 follows (in thousands):

	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	231,748	227,103	180,012	183,133
Operating expenses	(45,962)	(42,490)	(35,658)	(34,264)
Depreciation, amortization and stock-based compensation	(64,890)	(60,325)	(50,378)	(48,642)
Loss on disposition of long lived assets	(43)	(8)	(96)	(6)
Operating income	120,853	124,280	93,880	100,221
Interest expense	(45,163)	(43,485)	(35,149)	(35,068)
Foreign exchange gain	18,112	54,602	18,364	45,393
Gain (loss) on financial instruments	9,464	(4,480)	6,666	(3,657)
Other income	1,199	707	929	568
Income tax provision	(19,526)	(22,969)	(15,049)	(18,518)
Net income	84,939	108,655	69,641	88,939
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.2884	1.2406

Telesat’s revenue decreased by $3.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due primarily to the unfavorable impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, a reduction in broadcast services for one customer and lower enterprise revenue from customers in the energy and resource sector and certain international markets, partially offset by short-term enterprise services provided to another satellite operator. Telesat’s revenue excluding foreign exchange impact remained constant for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Telesat’s operating income decreased by $6.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to the revenue decreases described above, a $4.2 million expense related to development of LEO satellites and increased depreciation expense resulting from the start of depreciation for the Telstar 12 VANTAGE satellite which entered service in December 2015, partially offset by the favorable impact of the change in the U.S. dollar/Canadian exchange rate on Canadian dollar denominated expenses, lower third party satellite capacity expenses and lower depreciation expense due to the end of the useful life, for accounting purposes, of the Anik F1 satellite in February 2016. Telesat’s operating income excluding foreign exchange impact decreased by $5.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

For the three months ended June 30, 2015, the equity in losses of XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

Loss from Discontinued Operations, net of tax

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three months ended June 30, 2016 and 2015.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

The following compares our consolidated results for the six months ended June 30, 2016 and 2015 as presented in our financial statements:

General and Administrative Expenses

	Six Months
	Ended June 30,
	2016	2015
	(In thousands)
General and administrative expenses	$3,191	$3,697

General and administrative expenses decreased by $0.5 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to the $0.4 million reduction in postretirement benefit expense resulting from the settlement of certain retiree medical liabilities during 2015, one-time pension charges to XTAR of $0.3 million for the six months ended June 30, 2016 and a $0.3 million reduction in accrued expenses, partially offset by income earned during the six months ended June 30, 2015 under the ViaSat revenue share arrangement. This arrangement expired in December 2015 (see Note 15 to the financial statements).

Interest and Investment Income

	Six Months
	Ended June 30,
	2016	2015
	(In thousands)
Interest and investment income	$96	$104

The decrease in interest and investment income for the six months ended June 30, 2016 was primarily the result of the $33.7 million principal payment received on March 31, 2015, partially offset by higher investment income earned on short-term investments during the six months ended June 30, 2016.

Other Expense

	Six Months
	Ended June 30,
	2016	2015
	(In thousands)
Other expense	$1,119	$3,084

Other expense for the six months ended June 30, 2016 and 2015 was related to strategic initiatives. See Overview – General.

Income Tax Provision

	Six Months
	Ended June 30,
	2016	2015
	(In thousands)
Income tax provision	$(22,155)	$(6,033)

For the six months ended June 30, our income tax provision is summarized as follows: (i) for 2016 we recorded a current tax provision of $1.4 million and a deferred tax provision of $20.8 million, resulting in a total provision of $22.2 million on a pre-tax loss from continuing operations of $4.2 million and (ii) for 2015 we recorded a current tax provision of $1.8 million and a deferred tax provision of $4.2 million, resulting in a total provision of $6.0 million on a pre-tax loss from continuing operations of $6.7 million.

Our income tax provision for each period is computed by applying an expected annual effective tax rate against the pre-tax loss for the six months ended June 30, 2016 and 2015 (after adjusting for certain tax items that are discrete to each period). The projected income tax provision for the full year used in the computation of our expected annual effective tax rate includes tax expense on the projected equity in net income of Telesat for the full year, which is included on the condensed consolidated statements of operations below the line for income tax provision, creating a negative expected annual effective tax rate. As a result, our statements of operations for the six months ended June 30, 2016 and 2015 include a tax provision rather than a tax benefit on the pretax loss.

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

Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, we identified a $6.9 million overstatement of our deferred income tax provision. As a result, our net income on the condensed consolidated statement of operations for the three months ended March 31, 2016 was understated by $6.9 million and our long-term deferred tax assets on the condensed consolidated balance sheet were understated by $6.9 million at March 31, 2016. This overstatement of our deferred income tax provision was attributable primarily to the utilization of an incorrect forecast of equity in net income of Telesat for the full year which was used in the calculation of the expected annual effective income tax rate to determine our interim income tax provision for the three months ended March 31, 2016. The condensed consolidated financial statements for the six months ended June 30, 2016 reflect the correction of this item.

Equity in Net Income (Loss) of Affiliates

	Six Months
	Ended June 30,
	2016	2015
	(In thousands)
Telesat Holdings Inc.	$89,851	$(46,416)
XTAR, LLC	—	(5,342)
	$89,851	$(51,758)

The following is a reconciliation of the changes in our investment in Telesat for the six months ended June 30, 2016:

Six Months Ended
June 30, 2016
(In thousands)
Opening Balance, January 1, 2016	$—
Equity in net income of Telesat	148,389
Eliminations of affiliate transactions and related amortization	(614)
Less: Unrecognized loss as of December 31, 2015	(57,924)
Proportionate share of Telesat other comprehensive loss	(5,885)
Add: Unrecognized other comprehensive income as of December 31, 2015	20,827
Ending balance, June 30, 2016	$104,793

As of December 31, 2015, we had an unrecorded equity loss in Telesat of $57.9 million, the amount by which our share of Telesat’s losses together with cash distributions we received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of December 31, 2015. In addition, our equity in Telesat’s other comprehensive income that we could not record as of December 31, 2015 was $20.8 million. We recognized this $57.9 million equity loss and our $20.8 million share in the equity of Telesat’s other comprehensive income in the first quarter of 2016.

Our condensed consolidated statement of operations for the six months ended June 30, 2016 includes an increase in equity in net income of affiliates of $3.0 million ($1.8 million net of tax) that should have been recognized in prior periods. As a result, earnings per share (basic and diluted) increased $0.06 per share. These non-cash adjustments, which were identified and provided by Telesat in connection with its June 30, 2016 closing process, related primarily to an error in mark-to-market accounting for embedded foreign exchange derivatives in a Telesat customer contract. Changes in fair value of these embedded derivatives are required to be recognized under U.S. GAAP, but not under IFRS, the basis of accounting used by Telesat. The Company has not revised previous financial statements for these adjustments based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015 follows (in thousands):

	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	466,743	455,624	350,513	369,376
Operating expenses	(90,851)	(84,971)	(68,227)	(68,886)
Depreciation, amortization and stock-based compensation	(129,686)	(121,904)	(97,391)	(98,828)
Loss on disposition of long lived assets	(2,547)	(26)	(1,913)	(21)
Operating income	243,659	248,723	182,982	201,641
Interest expense	(93,680)	(86,679)	(70,351)	(70,271)
Foreign exchange gain (loss)	205,427	(208,265)	154,271	(168,841)
(Loss) gain on financial instruments	(7,925)	1,475	(5,951)	1,196
Other income	2,374	1,697	1,783	1,375
Income tax provision	(34,714)	(46,971)	(26,069)	(38,079)
Net income (loss)	315,141	(90,020)	236,665	(72,979)
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.3335	1.2348

	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	834,134	786,503	645,414	568,324
Total assets	5,533,105	5,523,562	4,281,263	3,991,301
Current liabilities	1,667,145	249,741	1,289,960	180,462
Long-term debt, including current portion	3,800,321	4,083,509	2,940,515	2,950,726
Total liabilities	4,734,867	5,006,766	3,663,623	3,617,867
Shareholders’ equity	798,238	516,796	617,640	373,434
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.2924	1.3839

The Telesat balance sheet data shown above as of December 31, 2015 has been restated for adoption on January 1, 2016 of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. As a result of this restatement, total assets and long-term debt, including current portion, each decreased by approximately $18.1 million.

Telesat’s revenue decreased by $18.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due primarily to the unfavorable impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, the reduction in broadcast services for one customer, lower enterprise revenue from customers in the energy and resource sector and certain international markets and lower consulting activities, partially offset by short-term enterprise services provided to another satellite operator. Telesat’s revenue excluding foreign exchange impact decreased by $5.2 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Telesat’s operating income decreased by $18.7 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to the revenue decrease described above, a $4.2 million expense related to development of LEO satellites, increased depreciation expense resulting from the start of depreciation for the Telstar 12 VANTAGE satellite which entered service in December 2015, increased losses related to disposal of equipment and the impact of employer costs related to the repurchase of employee stock options in the first quarter of 2016, partially offset by the change in the U.S. dollar/Canadian exchange rate on Canadian dollar denominated expenses, lower third party satellite capacity expenses and lower depreciation expense due to the end of the useful lives, for accounting purposes, of the Nimiq 2 and Anik F1 satellites in February 2015 and February 2016, respectively. Telesat’s operating income excluding foreign exchange impact decreased by $16.2 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

For the six months ended June 30, 2015, the equity in losses of XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

As of June 30, 2016 and December 31, 2015, the carrying value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. In the third quarter of 2015, we recorded an impairment charge of $8 million primarily as a result of an increase in the discount rate used to value our investment in XTAR. We recorded an additional impairment charge of $13.2 million in the fourth quarter of 2015 primarily due to the reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment has been reduced to zero and we have no commitment to provide further financial support to XTAR.

Loss from Discontinued Operations, net of tax

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations for the six months ended June 30, 2016 and 2015.

Backlog

Telesat’s backlog as of June 30, 2016 and December 31, 2015 was $3.5 billion.

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.7% economic interest in Telesat. We also have a 56% economic interest in XTAR. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting. As of June 30, 2016 and December 31, 2015, the fair value of our investment in XTAR was zero.

Loral has no debt. Telesat has third party debt with financial institutions. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR is required to make payments of $5 million per year to pay down the outstanding restructured lease balance. As of June 30, 2016 and December 31, 2015, XTAR had deferred payment of liabilities to Hisdesat of $28.0 million and $17.7 million, respectively, for lease payments, including the restructured lease payments. Loral has not provided a guarantee for the debt of Telesat or XTAR.

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

Cash and Available Credit

At June 30, 2016, Loral had $47.7 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of June 30, 2016 decreased by $11.2 million from December 31, 2015 due primarily to corporate expenses of $3.9 million, adjusted for changes in working capital and net of consulting fees from Telesat, a $5.6 million payment to ViaSat pursuant to the Settlement Agreement and Allocation Agreement, payments of $1.1 million related to strategic initiatives and postretirement benefits funding of $0.6 million. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used in Operating Activities,” “Net Cash (Used in) Provided by Investing Activities,” and “Net Cash Provided by Financing Activities.”

Loral did not have a credit facility as of June 30, 2016 and December 31, 2015.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. We expect that our major cash outlays for the next 12 months will include the two remaining quarterly payments under the Allocation Agreement, payments under employee benefit programs and general corporate expenses net of consulting fees from Telesat.

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

Telesat

Cash and Available Credit

As of June 30, 2016, Telesat had CAD 736 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving credit facility.

Cash Flows from Operating Activities

Cash generated from Telesat’s operating activities for the six months ended June 30, 2016 was CAD 265 million, a CAD 89 million increase from the same period in the prior year. The increase was primarily due to customer prepayments and lower income taxes paid, partially offset by cash used for the repurchase of stock options.

Cash Flows used in Investing Activities

Cash used in Telesat’s investing activities for the six months ended June 30, 2016 was CAD 140 million. This consisted of CAD 99 million of payments for satellite programs, CAD 37 million of payments for intangible assets and CAD 4 million for other property and equipment. Cash used in Telesat’s investing activities for the six months ended June 30, 2015 was CAD 63 million. Telesat’s investing activities included CAD 59 million of expenditures on satellite programs for the on-going construction of Telstar 12 VANTAGE and CAD 4 million for other property and equipment.

Cash Flows used in Financing Activities

Cash used in Telesat’s financing activities for the six months ended June 30, 2016 and June 30, 2015 was CAD 53 million and CAD 40 million, respectively. This was mostly related to mandatory principal repayments made on its senior secured credit facilities.

In addition, CAD 26.4 million of cash was used by exchange rate changes. See Consolidated Operating Results – Six Months Ended June 30, 2016 and 2015 – Equity in Net Income (Loss) of Affiliates for exchange rates.

Liquidity

Telesat’s revolving credit facility (“Revolving Facility”) and term loan ‘A’ facility (“TLA Facility”) mature on March 28, 2017. In addition, its 6% senior notes (“Senior Notes”) mature on May 15, 2017. Telesat expects to refinance its Revolving Facility and Senior Notes, and refinance or repay its TLA Facility before the end of 2016, although there is no guarantee of its ability to do so or to do so upon favorable terms.

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and historically high contract renewal rates. In this regard, and assuming Telesat refinances its Revolving Facility and Senior Notes, and refinances or repays its TLA Facility, before their maturities, Telesat believes its cash and cash equivalents as of June 30, 2016, cash flow from operating activities (including customer prepayments) and available lines of credit under its Revolving Facility will be adequate to meet expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

Debt

Telesat’s debt as of June 30, 2016 and December 31, 2015 was as follows:

			June 30,	December 31,
	Maturity	Currency	2016	2015
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	March 28, 2017	CAD or USD equivalent	—	—
Term Loan A	March 28, 2017	CAD	337,500	375,000
Term Loan B - Canadian facility	March 28, 2019	CAD	135,450	136,150
Term Loan B - U.S. facility	March 28, 2019	USD	2,182,881	2,349,505
6.0% Senior notes	May 15, 2017	USD	1,163,160	1,245,510
			3,818,991	4,106,165
Less: Deferred financing costs, interest rate floors and prepayment options			(36,341)	(42,944)
Total debt under international financial reporting standards			3,782,650	4,063,221
U.S. GAAP adjustments			17,671	20,288
Total debt under U.S. GAAP			3,800,321	4,083,509
Current portion			1,517,076	102,412
Long-term portion			2,283,245	3,981,097

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

As of June 30, 2016, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its 6.0% senior notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and Bankers Acceptance rates and the applicable margins of Telesat’s senior secured credit facilities and Senior Notes. Telesat’s estimate excludes the impact on interest expense of interest on derivatives or the interest related to the debt issue costs on its existing senior secured credit facilities and Senior Notes. Telesat’s interest expense for the year ending December 31, 2016 is expected to be approximately CAD 170 million.

Derivatives

Telesat uses, as required, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of June 30, 2016, Telesat had one interest rate swap to fix interest on $300 million of U.S. dollar denominated debt at a fixed rate, excluding applicable margins, of 1.46%. As at June 30, 2016, the fair value of this interest rate swap was a liability of less than CAD 1 million. This contract matures on September 30, 2016. Telesat had one interest rate swap to fix interest on CAD 250 million of Canadian dollar denominated debt at a fixed rate, excluding applicable margins, of 1.62% which matured on June 30, 2016.

Telesat had no currency derivative instruments at June 30, 2016. On July 6, 2016, Telesat entered into four forward foreign exchange contracts which require it to pay CAD 7 million to receive 4 million British Pounds Sterling. These contracts mature between September 2016 and February 2017.

Telesat also has embedded derivatives that are accounted for separately at fair value. Embedded derivatives include those related to a prepayment option on the Senior Notes, as well as interest rate floors on Telesat’s Canadian and U.S. term loan ‘B’ facilities. As of June 30, 2016, the fair value of the embedded derivative related to the prepayment option on the Senior Notes was an asset of CAD 5 million and the fair value of the embedded derivatives related to the interest rate floors was a liability of CAD 20 million. Telesat records the non-cash changes in the fair value of these embedded derivatives on its condensed consolidated statement of income (loss) as a gain or loss on changes in fair value of financial instruments. The prepayment option on the Senior Notes will expire on their maturity date of May 15, 2017. The interest rate floors on Telesat’s Canadian and U.S. term loan ‘B’ facilities will expire on their maturity date of March 28, 2019.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives at June 30, 2016 was CAD 19.6 million.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of satellites and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 296 million as of June 30, 2016. These expenditures may be funded from some or all of the following: cash and cash equivalents, cash flows from operating activities, cash flows from customer prepayments or funds available under the Revolving Facility.

Contractual Obligations

There have not been any significant changes to Loral’s contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statements of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operations was $11.2 million for the six months ended June 30, 2016.

Net cash used in operating activities by continuing operations was $5.6 million for the six months ended June 30, 2016, consisting primarily of a $5.1 million cash use attributable to income from continuing operations adjusted for non-cash operating items, a $1.1 million decrease in accrued expenses and a $0.3 million decrease in pension and other postretirement liabilities, partially offset by a $1.0 million increase in long-term liabilities.

Net cash used by operating activities from discontinued operations was $5.6 million for the six months ended June 30, 2016 representing the payments to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2015 consisting of adjustments to tax benefits associated with stock-based compensation.

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

Interest

During the first half of 2016, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of June 30, 2016 and December 31, 2015.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on Telesat’s U.S. dollar denominated debt financing and cash and cash equivalents. As of June 30, 2016, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of June 30, 2016 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables, deferred satellite performance incentive payments and debt financing.

For the six months ended June 30, 2016, approximately 51% of Telesat’s revenues, 40% of its operating expenses, 88% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of June 30, 2016, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $115 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Interest Rate Risk

Telesat is exposed to interest rate risk on its cash and cash equivalents and on its indebtedness, a portion of which includes a variable interest rate. Changes in the interest rates could impact the amount of interest that Telesat receives or is required to pay.

Derivative Financial Instruments

Telesat uses derivative instruments to manage its exposure to foreign currency and interest rate risk. Telesat’s policy is that it does not use derivative instruments for speculative purposes.

Telesat uses the following instruments, as required:

•	forward currency contracts to hedge foreign currency risk on anticipated cash flows, mainly related to the construction of satellites and interest payments;
•	Currency derivative instruments to hedge the foreign exchange risk on its U.S. dollar denominated debt; and
•	interest rate swaps to hedge the interest rate risk related to its debt.

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016, have concluded that our disclosure controls and procedures were not effective due to a material weakness related to the operation of internal control over financial reporting with respect to the forecast of equity in net income of Telesat for the full year used in the calculation of the expected annual effective income tax rate to determine our interim income tax provision.  In addition, as a result of the identification of the material weakness with respect to the quarter ended June 30, 2016, our president and our chief financial officer reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, and concluded that our disclosure controls and procedures as of March 31, 2016 were not effective due to the material weakness related to the operation of internal control over financial reporting with respect to the forecast of equity in net income of Telesat.

We have implemented remedial steps designed to address the material weakness and to ensure the fair presentation of our condensed consolidated financial statements.  As a result, our president and our chief financial officer have concluded that, notwithstanding the material weakness discussed above, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Because we have just implemented these remedial steps, there is no assurance that our disclosure controls and procedures will be effective for future periods.

(b) Changes in Internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As noted above, the Company has implemented remedial steps to improve controls relating to our income tax provision process. We are continuing to evaluate the effectiveness of those remedial steps.

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

Date: August 8, 2016

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

