Form 10-Q
period 2016-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2016-11-04
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐ No ☑

As of October 28, 2016, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2016

Page No.
PART I — FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 30, 2015	4

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2016 and the year ended December 31, 2015	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3: Quantitative and Qualitative Disclosures About Market Risk	40

Item 4: Disclosure Controls and Procedures	41

PART II — OTHER INFORMATION

Item 1: Legal Proceedings	42

Item 1A: Risk Factors	42

Item 6: Exhibits	43

Signatures	44

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$42,701	$58,853
Other current assets	2,998	2,979
Total current assets	45,699	61,832
Investments in affiliates	114,321	—
Long-term deferred tax assets	117,333	152,676
Other assets	68	110
Total assets	$277,421	$214,618

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,839	$2,376
Other current liabilities	6,847	12,055
Total current liabilities	8,686	14,431
Pension and other postretirement liabilities	16,735	18,119
Long-term liabilities	72,875	73,578
Total liabilities	98,296	106,128
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,581,572 issued	216	216
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,020,129	1,020,129
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(814,314)	(873,660)
Accumulated other comprehensive loss	(17,409)	(28,698)
Total shareholders' equity	179,125	108,490
Total liabilities and shareholders' equity	$277,421	$214,618

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
General and administrative expenses	$(1,709)	$(1,652)	$(4,900)	$(5,349)
Operating loss	(1,709)	(1,652)	(4,900)	(5,349)
Interest and investment income	44	15	140	119
Interest expense	(6)	(5)	(15)	(13)
Other expense	(187)	(164)	(1,306)	(3,248)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(1,858)	(1,806)	(6,081)	(8,491)
Income tax (provision) benefit	(8,911)	36,934	(31,066)	30,901
(Loss) income from continuing operations before equity in net income (loss) of affiliates	(10,769)	35,128	(37,147)	22,410
Equity in net income (loss) of affiliates	6,948	(38,475)	96,799	(90,233)
(Loss) income from continuing operations	(3,821)	(3,347)	59,652	(67,823)
Loss from discontinued operations, net of tax	(71)	(208)	(306)	(574)
Net (loss) income	(3,892)	(3,555)	59,346	(68,397)
Other comprehensive income (loss), net of tax	1,713	(698)	11,289	664
Comprehensive (loss) income	$(2,179)	$(4,253)	$70,635	$(67,733)

Net (loss) income per share:

Basic
(Loss) income from continuing operations	$(0.12)	$(0.11)	$1.93	$(2.19)
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)	(0.02)
Net (loss) income	$(0.12)	$(0.12)	$1.92	$(2.21)

Diluted
(Loss) income from continuing operations	$(0.12)	$(0.11)	$1.85	$(2.19)
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)	(0.02)
Net (loss) income	$(0.12)	$(0.12)	$1.84	$(2.21)

Weighted average common shares outstanding:
Basic	30,933	30,933	30,933	30,926
Diluted	30,933	30,933	31,008	30,926

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2015	21,569	$216	9,506	$95	$1,017,520	154	$(9,592)	$(803,378)	$(29,221)	$175,640
Net loss								(70,282)
Other comprehensive income									523
Comprehensive loss										(69,759)
Settlement of restricted stock units	13	—			—					—
Tax benefit associated with stock-based compensation					2,609					2,609
Balance, December 31, 2015	21,582	216	9,506	95	1,020,129	154	(9,592)	(873,660)	(28,698)	108,490
Net income								59,346
Other comprehensive income									11,289
Comprehensive income										70,635
Balance, September 30, 2016	21,582	$216	9,506	$95	$1,020,129	154	$(9,592)	$(814,314)	$(17,409)	$179,125

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months
	Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$59,346	$(68,397)
Loss from discontinued operations, net of tax	306	574
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash operating items (Note 2)	(67,060)	58,069
Changes in operating assets and liabilities:
Other current assets	(107)	(38)
Accrued expenses and other current liabilities	(578)	(948)
Income taxes receivable and payable	88	(3,091)
Pension and other postretirement liabilities	(1,384)	(3,404)
Long-term liabilities	1,665	735
Net cash used in operating activities – continuing operations	(7,724)	(16,500)
Net cash used in operating activities – discontinued operations	(8,428)	(8,920)
Net cash used in operating activities	(16,152)	(25,420)
Investing activities:
Capital expenditures	—	(102)
Net cash used in investing activities – continuing operations	—	(102)
Receipt of principal, Land Note - discontinued operations	—	33,667
Net cash provided by investing activities	—	33,565
Financing activities:
Adjustment to tax benefit associated with stock-based compensation	—	2,570
Net cash provided by financing activities – continuing operations	—	2,570
Net cash provided by financing activities – discontinued operations	—	—
Net cash provided by financing activities	—	2,570
(Decrease) increase in cash and cash equivalents	(16,152)	10,715
Cash and cash equivalents — beginning of period	58,853	51,433
Cash and cash equivalents — end of period	$42,701	$62,148

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations and cash flows for the three and nine months ended September 30, 2016 and 2015.

Investments in Affiliates

Ownership interests in Telesat and XTAR, LLC (“XTAR”) are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Our equity in net income or loss also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat and XTAR, on satellites we constructed for them while we owned SS/L and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary. As discussed in Note 6, during the nine months ended September 30, 2016, we recorded an increase in our equity in net income of affiliates of $3.0 million ($1.8 million net of tax), which represents our proportionate share of equity in net income of Telesat that should have been recognized in prior periods.

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

Cash and Cash Equivalents

As of September 30, 2016, the Company had $42.7 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with original maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Money market funds	$40,264	$—	$—	$53,129	$—	$—
Other current assets:
Indemnification - Sale of SS/L	—	—	1,953	—	—	1,953
Liabilities
Long-term liabilities
Indemnification - Globalstar do Brasil S.A.	$—	$—	$967	$—	$—	$1,006

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

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of September 30, 2016 and December 31, 2015.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance relevant to the Company provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using (i) a cumulative earnings approach, or (ii) a nature of distribution approach. Under the cumulative earnings approach, an investor compares the distributions received to such investor’s cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities. Alternatively, under the nature of distribution approach, an investor classifies the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis. The new guidance is effective for the Company on January 1, 2018, with earlier application permitted in any interim or annual period, using a retrospective transition method. The Company is currently evaluating the impact of ASU No. 2016-15 on its consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences. Under the new guidance, all excess tax benefits and tax deficiencies related to share-based payment transactions should be recognized in the current period as discrete adjustments to income tax expense or benefit in the income statement. Under previous U.S. GAAP, excess tax benefits were recognized in additional paid-in capital while tax deficiencies were recognized first as an offset to accumulated excess tax benefits, then as additional income tax expense. Also, under previous U.S. GAAP, excess tax benefits were not recognized until the related income tax deduction reduced income taxes payable. The new guidance is effective for the Company on January 1, 2017, with earlier application permitted in any interim or annual period. Upon adoption, previously unrecognized excess tax benefits will be recognized as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of ASU No. 2016-09 on its consolidated financial statements.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months
	Ended September 30,
	2016	2015
Non-cash operating items:
Equity in net (income) loss of affiliates	$(96,799)	$90,233
Deferred taxes	29,010	(33,248)
Depreciation	42	26
Amortization of prior service credit and actuarial loss	687	1,058
Net non-cash operating items – continuing operations	$(67,060)	$58,069
Supplemental information:
Interest paid – continuing operations	$15	$310
Interest paid – discontinued operations	$641	$1,234
Tax payments – continuing operations	$194	$1,785

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance at January 1, 2015	$(13,982)	$(15,239)	$(29,221)
Other comprehensive loss before reclassification	(265)	—	(265)
Amounts reclassified from accumulated other comprehensive loss	788	—	788
Net current-period other comprehensive income	523	—	523
Balance at December 31, 2015	(13,459)	(15,239)	(28,698)

Other comprehensive income before reclassification	—	10,863	10,863
Amounts reclassified from accumulated other comprehensive loss	426	—	426
Net current-period other comprehensive income	426	10,863	11,289
Balance at September 30, 2016	$(13,033)	$(4,376)	$(17,409)

The components of other comprehensive income and related tax effects are as follows (in thousands):

	Three Months
	Ended September 30,
	2016				2015
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$229	(a)	$(88)	$141	$205	(a)	$(76)	$129
Proportionate share of Telesat other comprehensive income (loss)	2,580	(b)	(1,008)	1,572	(1,318	)(b)	491	(827)
Other comprehensive income	$2,809		$(1,096)	$1,713	$(1,113)		$415	$(698)

	Nine Months
	Ended September 30,
	2016				2015
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$687	(a)	$(261)	$426	1,058	(a)	(394)	664
Proportionate share of Telesat other comprehensive income	17,522	(b)	(6,659)	10,863	—		—	—
Other comprehensive income	$18,209		$(6,920)	$11,289	$1,058		$(394)	$664

(a)	Reclassifications are included in general and administrative expenses.
(b)	See Note 6 for discussion of our share of Telesat other comprehensive income (loss).

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

5. Other Current Assets

Other current assets consists of (in thousands):

	September 30,	December 31,
	2016	2015
Indemnification receivable from SS/L for pre-closing taxes (see Note 14)	$1,953	$1,953
Due from affiliates	233	381
Prepaid expenses	445	169
Income taxes receivable	270	358
Other	97	118
	$2,998	$2,979

6. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	September 30,	December 31,
	2016	2015
Telesat Holdings Inc.	$114,321	$—
XTAR, LLC	—	—
	$114,321	$—

Equity in net income (loss) of affiliates consists of (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Telesat Holdings Inc.	$6,948	$(27,913)	$96,799	$(74,329)
XTAR, LLC	—	(10,562)	—	(15,904)
	$6,948	$(38,475)	$96,799	$(90,233)

Telesat

As of September 30, 2016, we held a 62.7% economic interest and a 32.7% voting interest in Telesat. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares.  Also in March 2016, a total of 1,253,477 vested stock options were repurchased at fair value from Telesat management personnel and other employees for total cash consideration of CAD 24.7 million, of which CAD 18.7 million was paid to management personnel.

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

In addition, during the nine months ended September 30, 2016, we recorded an increase in equity in net income of affiliates of $3.0 million ($1.8 million net of tax) that should have been recognized in prior periods. As a result, earnings per share (basic and diluted) increased $0.06 per share. These non-cash adjustments, which were identified and provided by Telesat in connection with its June 30, 2016 closing process, related primarily to an error in mark-to-market accounting for embedded foreign exchange derivatives in a Telesat customer contract. Changes in fair value of these embedded derivatives are required to be recognized under U.S. GAAP, but not under International Financial Reporting Standards, the basis of accounting used by Telesat. The Company has not revised previous financial statements for these adjustments based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole. There were no corrections of prior period items during the three months ended September 30, 2016.

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

The following table presents summary financial data for Telesat in accordance with U.S. GAAP and in U.S. dollars, for the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Statement of Operations Data:
Revenues	$172,336	$187,937	$522,849	$557,313
Operating expenses	(34,626)	(34,032)	(102,853)	(102,918)
Depreciation, amortization and stock-based compensation	(49,816)	(46,239)	(147,207)	(145,067)
Loss on disposition of long lived asset	(19)	(7)	(1,932)	(28)
Operating income	87,875	107,659	270,857	309,300
Interest expense	(34,311)	(34,533)	(104,662)	(104,804)
Foreign exchange (loss) gain	(33,639)	(164,235)	120,632	(333,076)
Gain (loss) on financial instruments	2,587	2,968	(3,364)	4,164
Other income	1,518	857	3,301	2,232
Income tax provision	(13,556)	(16,289)	(39,625)	(54,368)
Net income (loss)	$10,474	$(103,573)	$247,139	$(176,552)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30,	December 31,
	2016	2015
Balance Sheet Data:
Current assets	$656,254	$568,324
Total assets	4,248,874	3,991,301
Current liabilities	1,282,027	180,462
Long-term debt, including current portion	2,917,704	2,950,726
Total liabilities	3,626,535	3,617,867
Shareholders’ equity	622,339	373,434

The Telesat balance sheet data shown above as of December 31, 2015 has been restated for adoption on January 1, 2016 of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. As a result of this restatement, total assets and long-term debt, including current portion, each decreased by approximately $18.1 million.

Telesat had capital expenditures of $153.2 million and $57.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016 and December 31, 2015, the carrying value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. In the third quarter of 2015, we recorded an impairment charge of $8 million primarily as a result of an increase in the discount rate used to value our investment in XTAR. We recorded an additional impairment charge of $13.2 million in the fourth quarter of 2015 primarily due to the reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment has been reduced to zero and we have no commitment to provide further financial support to XTAR.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders (the “Transponder Service”) requires payment by XTAR up to a maximum amount of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under the lease agreement (the “Spainsat Lease Agreement”), Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the Transponder Service. In September 2016, XTAR and Hisdesat amended the Spainsat Lease Agreement to, among other things, reduce for 2016 and 2017 the minimum capacity required to be leased by XTAR, and accordingly lease payments by XTAR for 2016 and 2017 were reduced from $26 million to $18.2 million. The 2016 reduction was retroactive to January 1, 2016. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through September 30, 2016 were $29.2 million. As of September 30, 2016 and December 31, 2015, XTAR has deferred payment of liabilities of $24.6 million and $17.7 million, respectively, for its lease obligation and Catch-Up Payments to Hisdesat. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR. The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement (see Note 15).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents summary financial data for XTAR for the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Statement of Operations Data:
Revenues	$3,815	$6,552	$14,115	$19,249
Operating expenses (1)	(1,882)	(8,079)	(18,075)	(24,185)
Depreciation and amortization	(2,191)	(2,190)	(6,575)	(6,682)
Operating loss	(258)	(3,717)	(10,535)	(11,618)
Net loss	(706)	(5,177)	(12,745)	(14,444)

(1) During the three months ended September 30, 2016, pursuant to the Spainsat Lease Agreement, as amended, XTAR recorded a $6 million reduction in transponder lease charges of which $4 million relates to the six months ended June 30, 2016.

	September 30,	December 31,
	2016	2015
Balance Sheet Data:
Current assets	$6,983	$7,533
Total assets	37,668	44,793
Current liabilities	49,723	41,712
Total liabilities	72,655	68,126
Members’ equity	(34,987)	(23,333)

Other

As of September 30, 2016 and December 31, 2015, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written-off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

7. Other Current Liabilities

Other current liabilities consists of (in thousands):

	September 30,	December 31,
	2016	2015
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$5,548	$10,714
Accrued professional fees	941	871
Pension and other postretirement liabilities	120	120
Accrued liabilities	238	350
	$6,847	$12,055

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes

The following summarizes our income tax (provision) benefit on the loss from continuing operations (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Total current income tax provision	$(713)	$(517)	$(2,056)	$(2,347)
Total deferred income tax (provision) benefit	(8,198)	37,451	(29,010)	33,248
Income tax (provision) benefit	$(8,911)	$36,934	$(31,066)	$30,901

Following the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax (provision) benefit (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Current provision for UTPs	$(636)	$(507)	$(1,774)	$(784)
Deferred benefit for UTPs	289	187	801	244
Tax provision for UTPs	$(347)	$(320)	$(973)	$(540)

As of September 30, 2016, we had unrecognized tax benefits relating to UTPs of $72 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of September 30, 2016, we have accrued approximately $7.4 million and $6.4 million for the payment of potential tax-related interest and penalties, respectively.

Subject to certain limited exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2011. Earlier years related to certain foreign jurisdictions remain subject to examination. Various federal, state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for UTPs, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our state income tax returns filed for 2011, potentially resulting in a $3.9 million reduction to our unrecognized tax benefits. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SS/L for taxes related to periods prior to the closing of the transaction.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Nine Months
	Ended September 30,
	2016	2015
Liabilities for UTPs:
Opening balance — January 1	$69,511	$77,133
Current provision (benefit) for:
Potential additional interest	1,779	1,695
Statute expirations	(5)	(174)
Tax settlements	—	(737)
Ending balance	$71,285	$77,917

As of September 30, 2016, if our positions are sustained by the taxing authorities, the Company’s income tax provision from continuing operations would be reduced by approximately $31.3 million. Other than as described above, there were no significant changes to our UTPs during the nine months ended September 30, 2016 and 2015, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

9. Long-Term Liabilities

Long-term liabilities consists of (in thousands):

	September 30,	December 31,
	2016	2015
SS/L indemnification liability relating to ViaSat Suit settlement (see Note 14)	$—	$2,754
Indemnification liabilities - other (see Note 14)	967	1,006
Deferred tax liability	385	—
Liabilities for uncertain tax positions	71,285	69,511
Other	238	307
	$72,875	$73,578

10. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that do not expire and remained unconverted as of September 30, 2016 and December 31, 2015.

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

The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

Nine Months Ended
September 30, 2016
Income from continuing operations — basic	$59,652
Less: Adjustment for dilutive effect of Telesat stock options	(2,302)
Income from continuing operations — diluted	$57,350

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Telesat stock options are excluded from the calculation of diluted loss per share for the three months ended September 30, 2016 and the three and nine months ended September, 2015 as the effect would have been antidilutive.

Basic income per share is computed based upon the weighted average number of share of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

Nine Months Ended
September 30, 2016
Weighted average common shares outstanding	30,933
Unconverted restricted stock units	75
Common shares outstanding for diluted earnings per share	31,008

For the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended
	2016	2015	September 30, 2015
Unconverted restricted stock units	75	75	78

12. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost included in general and administrative expenses for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Service cost	$167	$128	$—	$—
Interest cost	495	474	6	6
Expected return on plan assets	(512)	(526)	—	—
Amortization of net actuarial loss	223	199	1	3
Amortization of prior service credits	—	—	5	3
Net periodic cost	$373	$275	$12	$12

	Pension Benefits		Other Benefits
	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Service cost	$501	$384	$1	$1
Interest cost	1,486	1,422	16	33
Expected return on plan assets	(1,535)	(1,580)	—	—
Recognition due to settlement	—	—	—	428
Amortization of net actuarial loss	667	597	4	25
Amortization of prior service credits	—	—	16	8
Net periodic cost	$1,119	$823	$37	$495

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective January 1, 2015, retiree medical coverage for retirees age 65 or over and their dependents was discontinued. In January 2015, the Company made discretionary one-time payments to eligible participants to assist them in purchasing alternate coverage. In August 2015, the Company made discretionary one-time payments of $0.8 million to other participants to settle the remaining liability for retiree medical coverage applicable to benefits at age 65 and later. The effect on pension expense for the nine months ended September 30, 2015 of the one-time payments to eligible participants is included in the table above as recognition due to settlement.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of September 30, 2016 and December 31, 2015.

14. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SS/L, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our condensed consolidated balance sheets include an indemnification refund receivable of $2.0 million as of September 30, 2016 and December 31, 2015. This receivable represents Loral’s payments to date net of the estimated fair value of the liability for our indemnification of SS/L for certain pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $1.0 million as of September 30, 2016 and December 31, 2015, for indemnification liabilities relating to the sale of GdB.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of September 30, 2016 and December 31, 2015, the total principal and interest payable by Loral and SS/L to ViaSat, on a joint and several basis, was $13.5 million and $32.4 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of September 30, 2016, Loral has paid $40.5 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in October 2016 and is obligated to make one additional payment to ViaSat in January 2017 of $2.8 million inclusive of interest at 3.25% per year. Our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 include indemnification liabilities related to the ViaSat Settlement Agreement of $5.5 million and $13.5 million, respectively. As Loral’s payment obligations to ViaSat are on a joint and several basis with MDA and SS/L, if MDA and SS/L were to default on all or part of their payment obligations to ViaSat, Loral would be obligated to pay ViaSat any amounts not paid by MDA and SS/L.

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

Various funds affiliated with MHR and Dr. Rachesky held, as of September 30, 2016 and December 31, 2015, approximately 39.9% and 38.0%, respectively, of the outstanding voting common stock and 58.4% and 57.1%, respectively, of the combined outstanding voting and non-voting common stock of Loral.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the Shareholders Agreement provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat Holdings Inc. (a “Telesat IPO”). In connection with our exploration of strategic initiatives to alter the status quo in our ownership of Telesat, in July 2015, we exercised our right under the Shareholders Agreement to require Telesat to conduct a Telesat IPO. Specifically, we requested that Telesat issue not more than 25 million newly issued shares of Telesat voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat’s Articles of Incorporation, both of which we believe are important for a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after a Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat. Telesat selected two co-managing underwriters and informed us that it will work to implement a Telesat IPO pending our agreement with PSP on the post-IPO governance matters. To date, no such agreement has been reached. There can be no assurance as to whether, when or on what terms a Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat’s Articles of Incorporation may occur or that any particular economic, tax, structural or other objectives or benefits with respect to a Telesat IPO will be achieved. If a Telesat IPO is expected to proceed under unfavorable terms or at an unfavorable price, we may withdraw our demand for a Telesat IPO.

Depending upon the outcome of discussions with PSP relating to Telesat strategic matters, we may assert certain claims against PSP for actions we believe violated our rights relating to the affairs of Telesat under the Telesat Shareholders Agreement and otherwise. In response to our claims, PSP has informed us that it believes that it may have claims against us, although we are not aware of the legal or factual basis for any such claims. We and PSP have agreed that, pending the outcome of our discussions, it would be beneficial to delay the commencement of any action relating to either party’s claims and have entered into an agreement (the “Tolling Agreement”) which preserves the parties’ rights to assert against one another legal claims relating to Telesat. We also included Telesat as a party to the Tolling Agreement because, as a technical matter of Canadian law and for purposes of potentially seeking equitable relief, Telesat may be a necessary party. There can be no assurance that if the Tolling Agreement lapses that we and PSP will not pursue legal claims against one another relating to Telesat.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. If the terms of Telesat’s bank or bridge facilities or certain other debt obligations prevent Telesat from paying such fees in cash, Telesat may issue junior subordinated promissory notes to Loral in the amount of such payment, with interest on such promissory notes payable at the rate of 7% per annum, compounded quarterly, from the date of issue of such promissory note to the date of payment thereof. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three-month periods ended September 30, 2016 and 2015 and $3.8 million for each of the nine-months periods ended September 30, 2016 and 2015. For each of the nine-month periods ended September 30, 2016 and 2015, Loral received payments in cash from Telesat, net of withholding taxes, of $3.6 million for consulting fees. We had no notes receivable from Telesat as of September 30, 2016 and December 31, 2015 related to the Consulting Agreement.

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

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral was entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. Under this arrangement, which expired in December 2015, we earned approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively. We had a receivable from Telesat of nil and $0.2 million as of September 30, 2016 and December 31, 2015, respectively, related to this arrangement.

Other

As described in Note 6, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SS/L constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of September 30, 2016 and December 31, 2015 were $6.8 million. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the nine months ended September 30, 2016 and 2015, and we had an allowance of $6.6 million against receivables from XTAR as of September 30, 2016 and December 31, 2015. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three and nine month periods ended September 30, 2016 and 2015, Mr. Targoff earned $360,000 and $1,080,000, respectively, in consulting fees and reimbursed Loral net expenses of $15,750 and $47,250, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 26
Consolidated Operating Results	Page 28
Liquidity and Capital Resources:
Loral	Page 34
Telesat	Page 36
Contractual Obligations	Page 38
Statements of Cash Flows	Page 39
Affiliate Matters	Page 39
Commitments and Contingencies	Page 39
Other Matters	Page 39

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

Loral holds a 62.7% economic interest and a 32.7% voting interest in Telesat, the world’s fourth largest satellite operator with approximately $3.4 billion of backlog as of September 30, 2016. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares.

At September 30, 2016, Telesat provided satellite services to customers from its fleet of 15 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite, has two other geostationary satellites under construction and has an additional two prototype Ka-band satellites under construction which will be deployed in low earth orbit (“LEO”). Telesat also manages the operations of additional satellites for third parties.

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

Telesat’s desirable orbital locations, longstanding relationships with its key customers, commitment to providing the highest level of customer service, deep technical expertise and culture of innovation have enabled it to successfully develop its business to date. Significant revenue backlog and long-term customer contracts protect Telesat, to a certain extent, from short-term market fluctuations. Leveraging its strengths, Telesat believes it can profitably grow its business over time by increasing the utilization of in-orbit satellites, including the newly launched Telstar 12 VANTAGE and, in a disciplined manner, deploying expansion satellite capacity where strong market demand is anticipated. Telesat currently has two geostationary satellites, Telstar 18 VANTAGE and Telstar 19 VANTAGE, and the aforementioned LEO prototype satellites under construction. We believe that Telesat is well positioned to serve its customers and the markets in which it participates. Telesat actively pursues opportunities to develop new satellites, particularly in conjunction with current or prospective customers who will commit to long-term service agreements prior to the time the satellite construction contract is signed. However, while Telesat regularly pursues these opportunities, it does not procure additional or replacement satellites until it believes there is a demonstrated need and a sound business plan for such satellite capacity. For the remainder of 2016, Telesat remains focused on increasing the utilization of its existing satellites, the construction of its new satellites, and identifying and pursuing opportunities to expand its satellite fleet, all while maintaining operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the nine months ended September 30, 2016, approximately 51% of Telesat’s revenues, 40% of its operating expenses, 88% of its interest expense and a majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of September 30, 2016, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. As of September 30, 2016, the effect of a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $116 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Sale of SS/L

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SS/L”), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SS/L, MDA and MDA Holdings, Loral agreed to indemnify MDA and its affiliates from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SS/L. In September 2014, Loral, SS/L and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SS/L in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SS/L from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provide, among other things, for payment by Loral and SS/L to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017. As of September 30, 2016 and December 31, 2015, the total principal and interest payable by Loral and SS/L to ViaSat, on a joint and several basis, was $13.5 million and $32.4 million, respectively.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral will be responsible for $45 million, and MDA and SS/L will be responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of September 30, 2016, Loral has paid $40.5 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $2.8 million in October 2016 and is obligated to make one additional payment to ViaSat in January 2017 of $2.8 million inclusive of interest at 3.25% per year (see Note 14 to the financial statements).

General

Our principal asset is our majority ownership interest in Telesat. In an effort to maximize shareholder value, we have been exploring, and are in discussions with PSP regarding, potential strategic transactions to alter the status quo in our ownership of Telesat. Subject to market conditions and the cooperation of PSP, we continue to explore the combination of Loral and Telesat into one public company and/or the sale of Loral in connection with a sale of Telesat. Also, as described more fully below, we have exercised our right to require that Telesat initiate a public offering, and we may further pursue this right in the event a combination transaction or a sale of Telesat is not likely to be achievable in a timely manner on satisfactory terms. There can be no assurance as to whether or when we will be able to conclude any strategic transaction or that any strategic initiatives or transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative or transaction involving Telesat or Loral’s interest therein will be achieved.

In addition, we have been and are continuing to explore a cash distribution by Telesat to its shareholders (and, in turn, a cash distribution by Loral to our stockholders). With our and PSP’s support, Telesat has announced that it intends to complete a cash distribution of up to $400 million to its shareholders, our portion of which would be up to approximately $250 million. The completion of any such cash distribution is subject to a number of conditions, including, among others, the successful implementation of certain internal restructuring transactions at Telesat which require regulatory approval. If completed, the Telesat cash distribution is expected to take place in the first quarter of 2017, and we would then determine the amount to be distributed to our stockholders. There can be no assurance that any cash distribution will be paid by Telesat or by us or, if paid, as to the amount and timing of any such payments.

As mentioned above, we have the right under the Telesat Shareholders Agreement to require Telesat to conduct an initial public offering of its equity shares (a “Telesat IPO”), and, in July 2015, we exercised this right. Specifically, we requested that Telesat issue not more than 25 million newly issued shares of Telesat voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat’s Articles of Incorporation, both of which we believe are important for a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after a Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat. Telesat selected two co-managing underwriters and informed us that it will work to implement a Telesat IPO pending our agreement with PSP on the post-IPO governance matters. To date, no such agreement has been reached. In the event a combination transaction or a sale of Telesat as described above is not likely to be achievable in a timely manner on satisfactory terms, we may further pursue our right to a Telesat IPO. There can be no assurance as to whether, when or on what terms a Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat’s Articles of Incorporation may occur or that any particular economic, tax, structural or other objectives or benefits with respect to a Telesat IPO will be achieved. If a Telesat IPO is expected to proceed under unfavorable terms or at an unfavorable price, we may withdraw our demand for a Telesat IPO.

Depending upon the outcome of the strategic initiatives discussed above, we may assert certain claims against PSP for actions we believe violated our rights relating to the affairs of Telesat under the Telesat Shareholders Agreement and otherwise. In response to our claims, PSP has informed us that it believes that it may have claims against us, although we are not aware of the legal or factual basis for any such claims. We and PSP have agreed that, pending the outcome of our discussions relating to Telesat, it would be beneficial to delay the commencement of any action relating to either party’s claims and have entered into an agreement (the “Tolling Agreement”) which preserves the parties’ rights to assert against one another legal claims relating to Telesat. We also included Telesat as a party to the Tolling Agreement because, as a technical matter of Canadian law and for purposes of potentially seeking equitable relief, Telesat may be a necessary party. There can be no assurance that if the Tolling Agreement lapses that we and PSP will not pursue legal claims against one another relating to Telesat.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2016.

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

The following compares our consolidated results for the three months ended September 30, 2016 and 2015 as presented in our financial statements:

General and Administrative Expenses

	Three Months
	Ended September 30,
	2016	2015
	(In thousands)
General and administrative expenses	$1,709	$1,652

General and administrative expenses increased by $0.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to $0.2 million of income earned during the three months ended September 30, 2015 under the ViaSat revenue share arrangement which expired in December 2015 (see Note 15 to the financial statements).

Other Expense

	Three Months
	Ended September 30,
	2016	2015
	(In thousands)
Other expense	$187	$164

Other expense for the three months ended September 30, 2016 and 2015 was related to strategic initiatives. See Overview – General.

Income Tax (Provision) Benefit

	Three Months
	Ended September 30,
	2016	2015
	(In thousands)
Income tax (provision) benefit	$(8,911)	$36,934

For the three months ended September 30, our income tax (provision) benefit is summarized as follows: (i) for 2016, we recorded a current tax provision of $0.7 million and a deferred tax provision of $8.2 million, resulting in a total provision of $8.9 million on a pre-tax loss from continuing operations of $1.9 million and (ii) for 2015, we recorded a current tax provision of $0.5 million and a deferred tax benefit of $37.4 million, resulting in a net benefit of $36.9 million on a pre-tax loss from continuing operations of $1.8 million.

Our income tax (provision) benefit for each period is computed by applying an expected annual effective tax rate against the loss from continuing operations before income taxes and equity in net income (loss) of affiliates for the nine months ended September 30, 2016 and 2015 (after adjusting for certain tax items that are discrete to each period). This amount is then reduced by the tax provision recorded for the six months ended June 30, 2016 and 2015. The projected income tax (provision) benefit for the full year used in the computation of our expected annual effective tax rate includes a tax provision on the projected equity in net income of Telesat for 2016 and a tax benefit on the projected equity in net loss of Telesat for 2015. Equity in net income (loss) of Telesat is included on the condensed consolidated statements of operations below the line for income tax (provision) benefit. As a result, our expected annual effective tax rate is in excess of 100% of the pre-tax loss from continuing operations creating a tax provision for 2016 and a substantial tax benefit for 2015.

Following the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

Equity in Net Income (Loss) of Affiliates

	Three Months
	Ended September 30,
	2016	2015
	(In thousands)
Telesat Holdings Inc.	$6,948	$(27,913)
XTAR, LLC	—	(10,562)
	$6,948	$(38,475)

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

Summary financial information for Telesat in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the three months ended September 30, 2016 and 2015 follows (in thousands):

	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	224,233	242,033	172,336	187,937
Operating expenses	(45,075)	(43,864)	(34,626)	(34,032)
Depreciation, amortization and stock-based compensation	(64,856)	(59,695)	(49,816)	(46,239)
Loss on disposition of long lived assets	(6)	(9)	(19)	(7)
Operating income	114,296	138,465	87,875	107,659
Interest expense	(44,637)	(44,517)	(34,311)	(34,533)
Foreign exchange loss	(46,005)	(208,687)	(33,639)	(164,235)
Gain on financial instruments	3,479	3,738	2,587	2,968
Other income	1,988	1,097	1,518	857
Income tax provision	(17,653)	(21,087)	(13,556)	(16,289)
Net income (loss)	11,468	(130,991)	10,474	(103,573)
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.302	1.2908

Telesat’s revenue decreased by $15.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due primarily to short-term enterprise services provided to another satellite operator in the third quarter of 2015 that did not recur in the third quarter of 2016, lower enterprise revenue from customers in the energy and resource sector, a reduction in broadcast services for one customer, a reduction in revenue from Canadian spectrum license fees which also resulted in a corresponding reduction in operating expenses and lower equipment sales.

Telesat’s operating income decreased by $19.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to the revenue decreases described above, a $5.4 million expense in the third quarter of 2016 related to development of LEO satellites, increased depreciation expense resulting from the start of depreciation for the Telstar 12 VANTAGE satellite which entered service in December 2015 and an increase in share-based compensation, partially offset by lower third party satellite capacity expenses, lower depreciation expense due to the end of the useful life, for accounting purposes, of the Anik F1 satellite in February 2016, lower Canadian spectrum license fees and lower equipment sales.

The effect of foreign exchange rate changes on changes in Telesat’s revenue and operating income for the three months ended September 30, 2016 compared with the three months ended September 30, 2015 was insignificant.

For the three months ended September 30, 2015, the equity in losses of XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

Loss from Discontinued Operations, net of tax

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations for the three months ended September 30, 2016 and 2015.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

The following compares our consolidated results for the nine months ended September 30, 2016 and 2015 as presented in our financial statements:

General and Administrative Expenses

	Nine Months
	Ended September 30,
	2016	2015
	(In thousands)
General and administrative expenses	$4,900	$5,349

General and administrative expenses decreased by $0.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to pension charges to XTAR of $0.4 million for the nine months ended September 30, 2016, a $0.3 million reduction in accrued expenses, a $0.2 million reduction in postretirement benefit expense resulting from the settlement of certain retiree medical liabilities during 2015 and a $0.1 million reduction in consulting charges, partially offset by $0.6 million of income earned during the nine months ended September 30, 2015 under the ViaSat revenue share arrangement which expired in December 2015 (see Note 15 to the financial statements).

Other Expense

	Nine Months
	Ended September 30,
	2016	2015
	(In thousands)
Other expense	$1,306	$3,248

Other expense for the nine months ended September 30, 2016 and 2015 was related to strategic initiatives. See Overview – General.

Income Tax (Provision) Benefit

	Nine Months
	Ended September 30,
	2016	2015
	(In thousands)
Income tax (provision) benefit	$(31,066)	$30,901

For the nine months ended September 30, our income tax (provision) benefit is summarized as follows: (i) for 2016, we recorded a current tax provision of $2.1 million and a deferred tax provision of $29.0 million, resulting in a total provision of $31.1 million on a pre-tax loss from continuing operations of $6.1 million and (ii) for 2015, we recorded a current tax provision of $2.3 million and a deferred tax benefit of $33.2 million, resulting in a net benefit of $30.9 million on a pre-tax loss from continuing operations of $8.5 million.

Our income tax (provision) benefit for each period is computed by applying an expected annual effective tax rate against the loss from continuing operations before income taxes and equity in net income (loss) of affiliates for the nine months ended September 30, 2016 and 2015 (after adjusting for certain tax items that are discrete to each period). The projected income tax (provision) benefit for the full year used in the computation of our expected annual effective tax rate includes a tax provision on the projected equity in net income of Telesat for 2016 and a tax benefit on the projected equity in net loss of Telesat for 2015. Equity in net income (loss) of Telesat is included on the condensed consolidated statements of operations below the line for income tax (provision) benefit. As a result, our expected annual effective tax rate is in excess of 100% of the pre-tax loss from continuing operations creating a substantial tax provision for 2016 and a substantial tax benefit for 2015.

Following the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

Equity in Net Income (Loss) of Affiliates

	Nine Months
	Ended September 30,
	2016	2015
	(In thousands)
Telesat Holdings Inc.	$96,799	$(74,329)
XTAR, LLC	—	(15,904)
	$96,799	$(90,233)

The following is a reconciliation of the changes in our investment in Telesat for the nine months ended September 30, 2016:

Nine Months Ended
September 30, 2016
(In thousands)
Opening Balance, January 1, 2016	$—
Equity in net income of Telesat	154,956
Eliminations of affiliate transactions and related amortization	(233)
Less: Unrecognized loss as of December 31, 2015	(57,924)
Proportionate share of Telesat other comprehensive loss	(3,305)
Add: Unrecognized other comprehensive income as of December 31, 2015	20,827
Ending balance, September 30, 2016	$114,321

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

Our condensed consolidated statement of operations for the nine months ended September 30, 2016 includes an increase in equity in net income of affiliates of $3.0 million ($1.8 million net of tax) that should have been recognized in prior periods. As a result, earnings per share (basic and diluted) increased $0.06 per share. These non-cash adjustments, which were identified and provided by Telesat in connection with its June 30, 2016 closing process, related primarily to an error in mark-to-market accounting for embedded foreign exchange derivatives in a Telesat customer contract. Changes in fair value of these embedded derivatives are required to be recognized under U.S. GAAP, but not under IFRS, the basis of accounting used by Telesat. The Company has not revised previous financial statements for these adjustments based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole. There were no corrections of prior period items during the three months ended September 30, 2016.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars (“CAD”) and U.S. dollars (“$”) for the nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015 follows (in thousands):

	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	690,976	697,657	522,849	557,313
Operating expenses	(135,926)	(128,835)	(102,853)	(102,918)
Depreciation, amortization and stock-based compensation	(194,542)	(181,599)	(147,207)	(145,067)
Loss on disposition of long lived assets	(2,553)	(35)	(1,932)	(28)
Operating income	357,955	387,188	270,857	309,300
Interest expense	(138,317)	(131,196)	(104,662)	(104,804)
Foreign exchange gain (loss)	159,422	(416,952)	120,632	(333,076)
(Loss) gain on financial instruments	(4,446)	5,213	(3,364)	4,164
Other income	4,362	2,794	3,301	2,232
Income tax provision	(52,367)	(68,058)	(39,625)	(54,368)
Net income (loss)	326,609	(221,011)	247,139	(176,552)
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.323	1.2534

	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	861,465	786,503	656,254	568,324
Total assets	5,577,497	5,523,562	4,248,874	3,991,301
Current liabilities	1,682,918	249,741	1,282,027	180,462
Long-term debt, including current portion	3,830,071	4,083,509	2,917,704	2,950,726
Total liabilities	4,760,553	5,006,766	3,626,535	3,617,867
Shareholders’ equity	816,944	516,796	622,339	373,434
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.3127	1.3839

The Telesat balance sheet data shown above as of December 31, 2015 has been restated for adoption on January 1, 2016 of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. As a result of this restatement, total assets and long-term debt, including current portion, each decreased by approximately $18.1 million.

Telesat’s revenue decreased by $34.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due primarily to the unfavorable impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, the reduction in broadcast services for one customer, a reduction in revenue from Canadian spectrum license fees, lower enterprise revenue from customers in the energy and resource sector and lower consulting activities, partially offset by higher revenue from services provided to the Canadian government. Telesat’s revenue excluding foreign exchange impact decreased by $20.3 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Telesat’s operating income decreased by $38.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to the revenue decrease described above, a $9.6 million expense related to development of LEO satellites, increased depreciation expense resulting from the start of depreciation for the Telstar 12 VANTAGE satellite which entered service in December 2015, the impact of employer costs related to the repurchase of employee stock options in the first quarter of 2016, higher share-based compensation and higher other variable compensation expenses, partially offset by the change in the U.S. dollar/Canadian exchange rate on Canadian dollar denominated expenses, lower third party satellite capacity expenses and lower depreciation expense due to the end of the useful lives, for accounting purposes, of the Nimiq 2 and Anik F1 satellites in February 2015 and February 2016, respectively and lower Canadian spectrum license fees. Telesat’s operating income excluding foreign exchange impact decreased by $36.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, the equity in losses of XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations.

As of September 30, 2016 and December 31, 2015, the carrying value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. In the third quarter of 2015, we recorded an impairment charge of $8 million primarily as a result of an increase in the discount rate used to value our investment in XTAR. We recorded an additional impairment charge of $13.2 million in the fourth quarter of 2015 primarily due to the reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment has been reduced to zero and we have no commitment to provide further financial support to XTAR.

Loss from Discontinued Operations, net of tax

Adjustments to amounts previously reported in discontinued operations and interest expense that are directly related to the Sale are classified as discontinued operations in the statements of operations for the nine months ended September 30, 2016 and 2015.

Backlog

Telesat’s backlog as of September 30, 2016 and December 31, 2015 was $3.4 billion.

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.7% economic interest in Telesat. We also have a 56% economic interest in XTAR. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting. As of September 30, 2016 and December 31, 2015, the fair value of our investment in XTAR was zero.

Loral has no debt. Telesat has third party debt with financial institutions. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR is required to make payments of $5 million per year to pay down the outstanding restructured lease balance. As of September 30, 2016 and December 31, 2015, XTAR had deferred payment of liabilities to Hisdesat of $24.6 million and $17.7 million, respectively, for lease payments, including the restructured lease payments. Loral has not provided a guarantee for the debt of Telesat or XTAR.

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

Cash and Available Credit

At September 30, 2016, Loral had $42.7 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of September 30, 2016 decreased by $16.2 million from December 31, 2015 due primarily to corporate expenses of $4.6 million, adjusted for changes in working capital and net of consulting fees from Telesat, $8.4 million in payments to ViaSat pursuant to the Settlement Agreement and Allocation Agreement, payments of $1.3 million related to strategic initiatives and postretirement benefits funding of $1.9 million. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used in Operating Activities,” “Net Cash Provided by Investing Activities,” and “Net Cash Provided by Financing Activities.”

Loral did not have a credit facility as of September 30, 2016 and December 31, 2015.

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

We currently invest our cash in several liquid Prime and Government AAA money market funds. The dispersion across funds reduces the exposure of a default at one fund.

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. We expect that our major cash outlays for the next 12 months will include one remaining payment under the Allocation Agreement, payments under employee benefit programs and general corporate expenses net of consulting fees from Telesat.

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

Telesat

Cash and Available Credit

As of September 30, 2016, Telesat had CAD 790 million of cash and short-term investments as well as approximately CAD 140 million of borrowing availability under its revolving credit facility.

Cash Flows from Operating Activities

Cash generated from Telesat’s operating activities for the nine months ended September 30, 2016 was CAD 416 million, a CAD 95 million increase from the same period in the prior year. The increase was primarily due to customer prepayments and lower income taxes paid, partially offset by cash used for the repurchase of stock options.

Cash Flows used in Investing Activities

Cash used in Telesat’s investing activities for the nine months ended September 30, 2016 was CAD 213 million. This consisted of CAD 166 million of payments for satellite programs, CAD 42 million of payments for intangible assets and CAD 5 million of payments for property and other equipment. Cash used in Telesat’s investing activities for the nine months ended September 30, 2015 was CAD 71 million. Telesat’s investing activities included CAD 64 million of expenditures on satellite programs and CAD 7 million for other property and equipment.

Cash Flows used in Financing Activities

Cash used in Telesat’s financing activities for the nine months ended September 30, 2016 and September 30, 2015 was CAD 82 million and CAD 60 million, respectively. This was mostly related to mandatory principal repayments made on its senior secured credit facilities.

In addition, CAD 20.9 million of cash was used by exchange rate changes. See Consolidated Operating Results – Nine Months Ended September 30, 2016 and 2015 – Equity in Net Income (Loss) of Affiliates for exchange rates.

Liquidity

Telesat’s revolving credit facility (“Revolving Facility”) and term loan ‘A’ facility (“TLA Facility”) mature on March 28, 2017. In addition, its 6% senior notes (“Senior Notes”) mature on May 15, 2017. Telesat has announced that it intends to issue $750 million of senior notes due 2024 (the “New Senior Notes”), and, in connection with the offering of the New Senior Notes, to enter into a new credit facility that is expected to provide for term loan borrowings of $2,180 million and revolving credit borrowings of up to $200 million. Telesat intends to use the net proceeds from the proposed offering of New Senior Notes, together with the proceeds from term loan borrowings under the new credit facilities and cash on hand, to (i) redeem its outstanding Senior Notes; (ii) repay all borrowings outstanding under its existing senior secured credit facilities; (iii) pay related fees and expenses; and (iv) if completed, fund a $400 million cash distribution to its shareholders. There is no guarantee that Telesat will be able to complete this refinancing or to do so upon favorable terms.

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and historically high contract renewal rates. In this regard, and assuming Telesat refinances its Revolving Facility and Senior Notes, and refinances or repays its TLA Facility, before their maturities, Telesat believes its cash and cash equivalents as of September 30, 2016, cash flow from operating activities (including customer prepayments) and available lines of credit under its Revolving Facility will be adequate to meet expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

Debt

Telesat’s debt as of September 30, 2016 and December 31, 2015 was as follows:

			September 30,	December 31,
	Maturity	Currency	2016	2015
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	March 28, 2017	CAD or USD equivalent	—	—
Term Loan A	March 28, 2017	CAD	318,750	375,000
Term Loan B - Canadian facility	March 28, 2019	CAD	135,100	136,150
Term Loan B - U.S. facility	March 28, 2019	USD	2,211,438	2,349,505
6.0% Senior notes	May 15, 2017	USD	1,181,430	1,245,510
			3,846,718	4,106,165
Less: Deferred financing costs, interest rate floors and prepayment options			(32,981)	(42,944)
Total debt under international financial reporting standards			3,813,737	4,063,221
U.S. GAAP adjustments			16,334	20,288
Total debt under U.S. GAAP			3,830,071	4,083,509
Current portion			1,517,462	102,412
Long-term portion			2,312,609	3,981,097

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

Senior Notes

The Senior Notes, in the amount of $900 million, bear interest at an annual rate of 6.0% and are due May 15, 2017. They include covenants or terms that restrict Telesat’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) modify or cancel its satellite insurance, and (vi) effect mergers with another entity, in each case subject to exceptions provided in the senior notes indenture.

As of September 30, 2016, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing its 6.0% Senior Notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and Bankers Acceptance rates and the applicable margins of Telesat’s senior secured credit facilities and Senior Notes. Telesat’s estimate excludes the impact on interest expense of interest on derivatives or the interest related to the debt issue costs on its existing senior secured credit facilities and Senior Notes. Telesat’s interest expense for the year ending December 31, 2016 is expected to be approximately CAD 173 million.

Derivatives

Telesat uses, as required, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of September 30, 2016, Telesat had no outstanding interest rate swaps. Telesat had one interest rate swap to fix interest on CAD 250 million of Canadian dollar denominated debt at a fixed rate, which matured on June 30, 2016 and another to fix interest on $300 million of U.S. dollar denominated debt which matured on September 30, 2016.

On July 6, 2016, Telesat entered into four forward foreign exchange contracts which require it to pay CAD 7 million to receive 4 million British Pounds Sterling. One of the forward foreign exchange contracts matured in September 2016. The remaining contracts mature between October 2016 and February 2017. The fair value of the forward foreign exchange contracts was insignificant as of September 30, 2016.

Telesat also has embedded derivatives that are accounted for separately at fair value. Embedded derivatives include those related to a prepayment option on the Senior Notes, as well as interest rate floors on Telesat’s Canadian and U.S. term loan ‘B’ facilities. As of September 30, 2016, the fair value of the embedded derivatives related to the interest rate floors was a liability of CAD 11 million, while the fair value of the embedded derivative related to the prepayment option on the Senior Notes was insignificant. Telesat records the non-cash changes in the fair value of these embedded derivatives on its condensed consolidated statement of income (loss) as a gain or loss on changes in fair value of financial instruments. The prepayment option on the Senior Notes will expire on their maturity date of May 15, 2017. The interest rate floors on Telesat’s Canadian and U.S. term loan ‘B’ facilities will expire on their maturity date of March 28, 2019.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives at September 30, 2016 was CAD 22.6 million.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of satellites and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 226 million as of September 30, 2016. These expenditures may be funded from some or all of the following: cash and cash equivalents, cash flows from operating activities, cash flows from customer prepayments or funds available under the Revolving Facility.

Contractual Obligations

There have not been any significant changes to Loral’s contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statements of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operations was $16.2 million for the nine months ended September 30, 2016.

Net cash used in operating activities by continuing operations was $7.7 million for the nine months ended September 30, 2016, consisting primarily of a $7.4 million cash use attributable to income from continuing operations adjusted for non-cash operating items, a $1.4 million decrease in pension and other postretirement liabilities and a $0.6 million decrease in accrued expenses, partially offset by a $1.7 million increase in long-term liabilities.

Net cash used by operating activities from discontinued operations was $8.4 million for the nine months ended September 30, 2016 representing the payments to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities from discontinued operations for the nine months ended September 30, 2015 was $33.7 million consisting of the receipt of principal under the three-year promissory note received in connection with the Sale.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.6 million for the nine months ended September 30, 2015 consisting of adjustments to tax benefits associated with stock-based compensation.

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

Interest

During 2016, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of September 30, 2016 and December 31, 2015.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on Telesat’s U.S. dollar denominated debt financing and cash and cash equivalents. As of September 30, 2016, Telesat’s U.S. dollar denominated debt totaled $2.6 billion. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of September 30, 2016 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables, deferred satellite performance incentive payments and debt financing.

For the nine months ended September 30, 2016, approximately 51% of Telesat’s revenues, 40% of its operating expenses, 88% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of September 30, 2016, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $116 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

(b) Changes in Internal Control over Financial Reporting. During the second quarter of 2016, we identified and disclosed a material weakness related to the operation of internal control over financial reporting with respect to the forecast of equity in net income of Telesat for the full year used in the calculation of the expected annual effective income tax rate to determine our interim income tax provision for the three months ended March 31, 2016. This material weakness caused an overstatement of our deferred tax provision by $6.9 million for the three months ended March 31, 2016. As a result, our net income and earnings per share (basic and diluted) on the condensed consolidated statement of operations for the three months ended March 31, 2016 were understated by $6.9 million and $0.22 per share, respectively, and long-term deferred tax assets on the condensed consolidated balance sheet as of March 31, 2016 were understated by $6.9 million. Prior to filing our quarterly report on Form 10-Q for the quarterly period ended June 30, 2016, we initiated steps to remediate the material weakness described above. We enhanced and revised the design of existing controls and procedures to properly forecast equity in net income or loss of Telesat. More specifically, we added a requirement to include additional data in our detailed reconciliation of the Company’s equity in net income or loss of Telesat. We also strengthened the requirements for documentation of management’s review of this reconciliation.

During the third quarter of fiscal 2016, we successfully completed the testing necessary to conclude that the previously identified material weakness has been remediated.

Except as noted above, there have been no changes in the Company’s internal control over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

However, in that Annual Report on Form 10-K under ‘‘Risk Factors Associated with Satellite Services’’ we identify one such risk as ‘‘Telesat’s in-orbit satellites may fail to operate as expected due to operational anomalies resulting in lost revenues, increased costs and/or termination of contracts’’. In September 2016, the primary gyro that is utilized to maintain operational pointing on Telesat’s Telstar 14R satellite exhibited degraded performance. The backup unit was switched into service. A ground based system is currently being built which will provide the capability to operate without the on board gyro. This system, which is expected to be ready in six months, will reduce the operations on the backup gyro and provide redundancy. If the backup gyro were to fail prior to implementation of the ground based system, Telesat’s ability to maintain service could be impacted.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: November 4, 2016

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

