Form 10-K
period 2016-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2017-03-07
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

At February 17, 2017, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

As of June 30, 2016, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $448,782,710

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

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

Loral participates in satellite services operations through its 62.7% economic interest in Telesat Canada (“Telesat”), a leading global fixed satellite services operator, with offices and facilities around the world. Effective January 1, 2017, Telesat Holdings Inc. completed a corporate reorganization pursuant to which Telesat Holdings Inc. amalgamated with Telesat Interco Inc., a wholly owned subsidiary, and immediately thereafter the newly amalgamated company amalgamated with Telesat Canada. The continuing entity, existing under the laws of Canada, is named Telesat Canada.

Telesat owns and leases a satellite fleet that operates in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications. Telesat is also developing a global constellation of low earth orbit (“LEO”) satellites. LEO satellites operate in a circular orbit around the earth with an altitude typically between 500 and 870 miles. Unlike geosynchronous satellites that operate in a fixed orbital location above the equator, LEO satellites travel around the earth at high velocities requiring antennas on the ground to track their movement. LEO satellite systems have the potential to offer a number of advantages over geosynchronous orbit satellites to meet growing requirements for broadband services, both consumer and commercial, by providing increased data speeds and capacity, global coverage, and latency on par with or potentially better than terrestrial services.

At December 31, 2016, Telesat provided satellite services to customers from its fleet of 15 in-orbit geostationary satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite, has two other geostationary satellites under construction and has an additional two prototype Ka-band satellites under construction, which will be deployed in low earth orbit. Telesat also manages the operations of additional satellites for third parties.

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

Broadcast

Telesat’s broadcast services business provided approximately 52% of its revenue for the year ended December 31, 2016. These services include:

DTH: Both Canadian DTH service providers (Bell TV and Shaw Direct) use Telesat’s satellites as a distribution platform for their services, delivering television programming, audio and information channels directly to customers’ homes. In addition, Telesat’s satellites are used by EchoStar/DISH Network for DTH services in the United States.

Video distribution and contribution: Major broadcasters, cable networks and DTH service providers use Telesat satellites for the full-time transmission of television programming. Additionally, Telesat provides certain broadcasters and DTH service providers bundled value-added services that include satellite capacity, digital encoding of video channels, authorization services and uplinking and downlinking services to and from Telesat satellites and earth station facilities.

Occasional use services: Occasional use services consist of satellite transmission services for the timely broadcast of video news, sports and live event coverage on a short-term basis enabling broadcasters to conduct on-the-scene transmissions using small, portable antennas.

Enterprise

Telesat’s enterprise services provided approximately 45% of its revenue for the year ended December 31, 2016. These services include:

Telecommunication carrier and integrator services: Telesat provides satellite capacity and end-to-end services for data and voice transmission to telecommunications carriers and integrators located throughout the world. These services include space segment services and terrestrial facilities for broadband, internet backhaul, cellular backhaul and services such as rural telephony to telecommunications carriers and network services integrators around the world.

Government services: The United States government is the largest single consumer of fixed satellite services in the world and a user of Telesat’s international satellites. Telesat provides services to the United States government through government service integrators, rather than directly to United States government agencies. Telesat is also a significant provider of satellite services to the Canadian government.

Consumer broadband services: Telesat provides Ka-band satellite capacity to customers in Canada, particularly to Xplornet Communications Inc., which uses it to provide two-way broadband internet services. Telesat also provides Ka-band satellite capacity to ViaSat which uses it to provide similar services in the United States.

Resource services: Telesat provides communications services to geographically diverse locations, both on and off shore, for the oil and gas and mining industries.

Maritime and aeronautical services: Telesat is increasingly providing satellite capacity to customers serving the growing maritime and aeronautical markets bringing broadband communications services to commercial airplanes and vessels.

Retail services: Telesat operates VSAT and hybrid VSAT/terrestrial networks in Canada providing end-to-end services including installation and maintenance of the end user terminal, maintenance of the VSAT hub and provision of satellite capacity. These networks include the support of point-of-sale and other applications at thousands of retail petroleum sites.

Satellite operator services: Telesat provides services to other satellite operators in the form of partial channel satellite capacity, full transponder satellite capacity and, on occasion, the relocation and use of an entire satellite at a designated orbital location.

Consulting and Other

Telesat’s consulting and other category provided approximately 3% of its revenues for the year ended December 31, 2016. Telesat’s consulting operations allow it to realize operating efficiencies by leveraging Telesat’s existing employees and the facility base dedicated to its core satellite communication business. With over 45 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide.

Competitive Strengths

Telesat’s business is characterized by the following key competitive strengths:

Leading Global FSS Operator

Telesat is one of the world’s leading FSS operators and the largest in Canada. It has a leading position as a provider of satellite services in the North American video distribution market. Telesat provides services to both of the major DTH providers in Canada, Bell TV and Shaw Direct, which together have approximately 2.2 million subscribers, as well as to EchoStar (DISH Network) in the United States, which has approximately 13.6 million subscribers. Its international satellites are well positioned to serve a number of growing markets and serve a range of important customers in those markets.

Blue Chip Customer Base

Telesat offers its broad suite of satellite services to more than 400 customers worldwide, which include some of the world’s leading television broadcasters, cable programmers, DTH service providers, ISPs, network services integrators, telecommunications carriers, corporations and government agencies. Over 45 years of operation, Telesat has established long-term, collaborative relationships with its customers and has developed a reputation for creating innovative solutions and providing services essential for its customers to reach their end users. Telesat’s customers represent some of the strongest and most financially stable companies in their respective industries. These customers have historically committed to long-term contracts for Telesat’s services, which enhances the predictability of its future revenues and cash flows and supports its future growth.

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

Portfolio of Orbital Real Estate

Telesat’s satellites occupy highly attractive orbital locations that provide it with an advantageous position in the markets in which it operates due to the scarcity of available satellite spectrum and the strong neighborhoods Telesat has developed at these locations. Access to these orbital locations, coupled with the high capital intensity of the satellite industry, creates barriers to entry in those markets. Telesat is licensed by the Department of Innovation, Science and Economic Development Canada (“ISED”) (formerly Industry Canada) to occupy a number of key orbital positions that are well-suited to serve the Americas and support its leading position in North America. Telesat’s international satellites also occupy highly desirable orbital locations that enable broad pan-regional service with interconnectivity between regions, making them attractive for both intra- and inter-regional services. Telesat has rights to additional spectrum, including Ka-band and reverse DBS band at certain existing orbital locations, as well as rights to use Ka-band to operate a global LEO satellite constellation.

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

Business Strategy

Telesat’s commitment to providing strong customer service and its focus on innovation and technical expertise has allowed it to successfully build its business to date. Building on its existing contractual revenue backlog, Telesat will continue to focus on increasing the utilization of its existing satellite capacity, maintaining its operating efficiency and, in a disciplined manner, using its strong cash flow to grow in-orbit satellite capacity and strengthen its business.

Telesat believes its satellite fleet offers a strong combination of existing backlog and additional capacity on its existing satellites and planned satellites that provide a solid foundation upon which it will seek to continue to grow its revenue and cash flows. To achieve this growth, Telesat will seek to capture the anticipated increased demand for satellite services and capacity, (i) in the broadcast services market, from broadcast video applications, including DTH services, HDTV, Ultra HD and expansion in the number of channels and (ii) in the enterprise services market, from requirements such as maritime and aeronautical broadband, government services and supporting carrier and enterprise networks.

Telesat will continue to focus on capturing the anticipated increase in worldwide demand for satellite services through a disciplined satellite expansion program that should drive incremental contracted backlog and cash flows, and further leverage its fixed cost structure.

Telstar 18 VANTAGE, a powerful, state-of-the-art, multi-mission satellite currently under construction, will replace Telstar 18 at 138° EL. This new satellite will bring replacement and expansion capacity to this orbital location utilizing high throughput and broad beam capacity. The satellite will offer a high degree of flexibility with coverage of China, Mongolia, Indochina, Indonesia, Australia, New Zealand and the Pacific Ocean. Telesat’s long-standing partner at the 138° EL location, APT, will use 57.5% of the satellite’s capacity in exchange for providing 57.5% of the capital for the satellite program.

Telstar 19 VANTAGE, a powerful, multi-mission, high throughput Ku-band and Ka-band satellite currently under construction, will bring additional capacity to the 63° WL orbital location where Telesat operates its Telstar 14R/Estrela do Sul 2 satellite. The satellite will offer a high degree of flexibility with coverage of Brazil, the Andean region, the Caribbean, the North Atlantic Ocean and Northern Canada. Hughes Network Systems LLC has entered into a long-term contract for all of the high throughput Ka-band capacity on Telstar 19 VANTAGE serving South America.

The satellite industry is characterized by a relatively fixed cost base that allows significant revenue growth with relatively minimal increases in operating costs, particularly for the provision of services using only satellite capacity. Thus, Telesat anticipates that the relatively fixed cost nature of its business, combined with increasing demand for satellite services, will over time produce growth in its operating cash flows. To further enhance liquidity, Telesat has a $200 million revolving credit facility in place that can be used for general corporate purposes including working capital and capital expenditures of which, other than $0.1 million of outstanding letters of credit, no amount was drawn as of December 31, 2016.

Competition

Telesat is a leading global FSS operator in a highly competitive industry, and Telesat competes against other global, regional and national satellite operators and with providers of terrestrial-based communications services.

Fixed Satellite Operators

Other global satellite operators are Intelsat S.A. (‘‘Intelsat’’), SES S.A. (‘‘SES’’), Eutelsat S.A. (“Eutelsat”) and Inmarsat. Telesat also competes with a number of nationally or regionally focused FSS operators around the world.

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

Regional and domestic providers: Telesat also competes against regional FSS operators, including:

•	in North America: Ciel, ViaSat, HNS/EchoStar, Hispasat and Arsat;

•	in Europe, Middle East, Africa: Avanti, Arabsat, Es’hailsat, Nilesat, Gazprom, Hellas Sat, RSCC, Yahsat, Turksat and Spacecom;

•	in Asia: AsiaSat, Measat, Thaicom, APT, PT Telkom, Optus, SKY Perfect JSAT and Asia Broadcast Satellite; and

•	in Latin America: Star One, Arsat and Hispamar.

A number of other countries have domestic satellite systems against which Telesat competes in those markets.

The Canadian government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization commitments to liberalize trade in basic telecommunications services. As of January 2017, approximately 80 non-Canadian FSS satellites are listed as having been approved for use in Canada. Three of these are Telesat satellites licensed by other administrations and one is a satellite on which Telesat owns the Canadian-coverage capacity.

In addition, the FSS and the Mobile Satellite Services (‘‘MSS’’) sectors, which have historically served distinct customer requirements, are converging. As a result, Telesat faces competition from MSS operators that include Inmarsat, which recently began offering a high throughput Ka-band service using a global constellation of three geostationary satellites. The growth in satellite service providers using or planning to use Ka-band, including Avanti Communications, SES/O3b, ViaSat/WildBlue, Eutelsat, HNS/Echostar, Inmarsat, SES, Yahsat and others, will result in increased competition.

Over the past two years, a number of global LEO satellite systems have been announced and are now in various stages of development.

Many of the new and replacement satellites expected to be deployed in the near term will be high throughput satellites (“HTS”) or will include high throughput payloads. This includes Intelsat’s ‘‘Epic’’ satellites, the first two of which were launched in 2016. In addition, second generation HTS systems now in development purport to be capable of throughput that substantially exceeds the throughput of first generation HTS. This may result in a significant increase in satellite capacity which may further increase competition.

Terrestrial Service Providers

Providers of terrestrial-based communications services compete with satellite operators. Increasingly, in developed and developing countries alike, governments are providing funding and other incentives to encourage the expansion of terrestrial networks resulting in increased competition for satellite operators.

Consulting Services

The market for satellite consulting services is generally comprised of a few companies qualified to provide advice to governments, satellite operators, spacecraft manufacturers and other industry participants on a range of technical and commercial matters related to satellite communications and earth observation. Telesat’s competitors are primarily United States and European-based companies.

Satellite Fleet & Ground Resources

As of December 31, 2016, Telesat had 15 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite.

Telesat operates an extensive ground infrastructure including a satellite control center (“SCC”) in Ottawa, Ontario, its main earth station and backup SCC at Allan Park, Ontario, nine earth stations throughout Canada, one teleport located in the United States and one in Brazil and its telemetry tracking and control facility in Perth, Australia. These ground facilities are used for controlling Telesat’s satellites and for the provision of end-to-end services to Telesat’s customers.

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

The table below summarizes selected data relating to Telesat’s owned in-orbit satellite capacity as of December 31, 2016:

	Orbital Location	Launch	Manufacturer’s End-of-Service	Expected End-of- Orbital
	Regions Covered	Date	Life	Maneuver Life(1)	Model
Anik F1	107.3°WL South America	November 2000	2016	2022	BSS702 (Boeing)
Anik F1R	107.3° WL North America	September 2005	2020	2023	E3000 (EADS Astrium)
Anik F2	111.1° WL Canada, Continental United States	July 2004	2019	2027	BSS702 (Boeing)
Anik F3	118.7° WL Canada, Continental United States	April 2007	2022	2026	E3000 (EADS Astrium)
Anik G1	107.3° WL Canada, South America	April 2013	2028	2039	SSL 1300
Nimiq 1	Not Applicable (2)	May 1999	2011	2021(4)	A2100 AX (Lockheed Martin)
Nimiq 2	Not Applicable (2)	December 2002	2015	2024(5)	A2100 AX (Lockheed Martin)
Nimiq 4	82° WL Canada	September 2008	2023	2027	E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada, Continental United States	September 2009	2024	2035	SSL 1300
Nimiq 6	91.1º WL Canada	May 2012	2027	2048	SSL 1300
Telstar 11N	37.55° WL North and Central America, Europe, Africa and the maritime Atlantic Ocean region	February 2009	2024	2026	SSL 1300
Telstar 12	109.2°WL Southern United States, South and Central America	October 1999	2012	2027(5)	SSL 1300
Telstar 12 VANTAGE	15°WL Eastern United States, SE Canada, Europe, Russia, Middle East, South Africa, portions of South and Central America	November 2015	2030	2032	E3000 (Airbus)
Telstar 14R/Estrela do Sul 2	63°WL Brazil and portions of Latin America, North America, Atlantic Ocean	May 2011	2026	2024	SSL 1300
Telstar 18(3)	138° EL India, South East Asia, China, Australia and Hawaii	June 2004	2017	2018(6)	SSL 1300

(1)	Telesat’s current estimate of when each satellite will be decommissioned, taking account of anomalies and malfunctions the satellites have experienced to date and other factors such as remaining fuel levels, consumption rates and other available engineering data. These estimates are subject to change and it is possible that the actual orbital maneuver life of any of these satellites will be shorter than Telesat currently anticipates. Further, it is anticipated that the payload capacity of each satellite may be reduced prior to the estimated end of orbital maneuver life. For example, Telesat currently anticipates that it will need to commence the turndown of transponders on Anik F1 prior to the end of orbital maneuver life, as a result of further degradation in available power.

(2)	Nimiq 1 and Nimiq 2 are currently located in non-Telesat orbital slots.

(3)	54% of the transponders on the satellite are leased to APT (the “APT transponders”), through the end of life of the satellite in consideration for APT’s funding a portion of the satellite’s cost. This transaction was accounted for as a sales-type lease, because substantially all of the benefits and risks incident to the ownership of the leased transponders were transferred to APT. Telesat has agreed with APT among other things that if Telesat is able to obtain the necessary approvals and licenses from the U.S. government under U.S. export laws, it would transfer title to the APT transponders on Telstar 18 to APT, as well as a corresponding interest in the elements on the satellite that are common to or shared by the APT transponders and the Telesat transponders. Telesat acquired two transponders from APT for an additional payment in August 2009.

(4)	Inclined orbit operations may be utilized to reach the projected End of Orbital Maneuver Life for Nimiq 1 in the event the satellite is relocated. The start of inclined orbit operations will be selected accordingly.

(5)	End of Orbital Maneuver Life for these satellites has been extended through inclined orbit operations which reduces fuel consumption through the elimination of north-south stationkeeping.

(6)	The End of Orbital Maneuver Life for Telstar 18 is expected to be extended through inclined orbit operations to 2028.

In addition, Telesat has rights to satellite capacity on other satellites including the Ka-band Canadian payload consisting of nine user beams on ViaSat-1.

In November 2015, Telesat entered into contractual arrangements with Space Systems Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) for the construction of Telstar 19 VANTAGE, which it anticipates will be launched in the first half of 2018. This new state-of-the-art satellite will utilize high throughput capabilities to offer superior performance in Ku-band and in Ka-band and will be co-located with Telesat’s Telstar 14R/Estrela do Sul 2 satellite at 63˚ WL, a prime orbital slot for coverage of the Americas. The satellite will have high throughput Ka-band capacity in South America, over Northern Canada, the Caribbean and the North Atlantic Ocean. It will also provide high throughput Ku-band capacity over Brazil, the Andean region and the North Atlantic. Also in 2015, Telesat entered into a long-term satellite service arrangement with Hughes Network Systems LLC for services using the high throughput Ka-band capacity of Telstar 19 VANTAGE in South America.

In December 2015, Telesat entered into contractual arrangements with SSL for the construction of Telstar 18 VANTAGE, which it anticipates will be launched in the first half of 2018. The new satellite will operate from 138˚ EL. Telstar 18 VANTAGE will expand Telesat’s coverage of growing satellite service markets in China, Mongolia, Southeast Asia, and the Pacific Ocean region. This satellite will utilize a combination of broad regional beams and high throughput spot beams in Ku-band to maximize throughput and spectral efficiency. It will also provide extensive C-band coverage of Asia that reaches from India and Pakistan in the West all the way to Hawaii in the East, enabling direct connectivity from any point in Asia to the Americas. Telesat also entered into agreements with APT under which its partner, APT, will use certain capacity on the Telstar 18 VANTAGE satellite and fund a portion of the satellite’s cost.

In April 2016, Telesat announced the procurement of two prototype Ka-band satellites for operation in low earth orbit that it expects to launch in 2017.

Satellite Services Performance(1)

Loral holds a 62.7% economic interest and a 32.7% voting interest in Telesat. We use the equity method of accounting for our investment in Telesat, and its results are not consolidated in our financial statements. Our share of the operating results from our investment in this company is included in equity in net income (loss) of affiliates in our consolidated statements of operations and our investment is included in investments in affiliates in our consolidated balance sheets (see Note 6 to the Loral consolidated financial statements).

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Revenue:
Total segment revenues	$703,131	$751,684	$837,440
Affiliate eliminations(2)	(703,131)	(751,684)	(837,440)
Revenues from satellite services as reported	$—	$—	$—
Operating income:
Total segment operating income	$366,272	$419,969	$443,371
Affiliate eliminations(2)	(366,272)	(419,969)	(443,371)
Operating income from satellite services after eliminations	$—	$—	$—

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented.

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat which is reflected in our consolidated financial statements under the equity method of accounting.

Total Telesat assets were $4.2 billion, $4.0 billion and $4.6 billion as of December 31, 2016, 2015 and 2014, respectively. The change in total assets from December 31, 2015 to December 31, 2016 and December 31, 2014 to December 31, 2015 is primarily the result of the change in foreign exchange rates. Backlog was approximately $3.2 billion and $3.5 billion as of December 31, 2016 and 2015, respectively. The decrease in backlog is due to revenues recognized partially offset by new orders and exchange rate changes. It is expected that approximately 17% of the backlog at December 31, 2016 will be recognized as revenue by Telesat in 2017.

Sale of SSL

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SSL, MDA and MDA Holdings, Loral agreed to indemnify MDA and its affiliates from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SSL. In September 2014, Loral, SSL and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SSL in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SSL from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provided, among other things, for payment by Loral and SSL to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral was responsible for $45 million, and MDA and SSL were responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of December 31, 2016, Loral had paid $43.3 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat the final installment of $2.8 million in January 2017 (see Note 14 to the financial statements).

Other

We also own 56% of XTAR, LLC (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos S.A. (“Hisdesat”). We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. XTAR owns and operates an X-band satellite, XTAR-EUR located at 29o EL, which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases 7.2 72 MHz X-band transponders (subject to certain temporary reductions for 2017) on the Spainsat satellite located at 30o WL owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide X-band services to the U.S. Department of Defense, U.S. Department of State and various agencies of the Spanish government. For more information on XTAR see Note 6 to the Loral consolidated financial statements.

REGULATION

Telesat is subject to regulation by government authorities in Canada, the United States and other countries in which it operates and is subject to the frequency coordination process of the International Telecommunication Union (“ITU”). Telesat’s ability to provide satellite services in a particular country or region is subject also to the technical constraints of its satellites, international coordination, local regulation including as it applies to securing landing rights and licensing requirements.

Canadian Regulatory Environment

Telesat was originally established by the government of Canada in 1969 under the Telesat Canada Act. As part of the Canadian government’s divestiture of its shares in Telesat, pursuant to the Telesat Canada Reorganization and Divestiture Act (1991), or the Telesat Divestiture Act, Telesat was continued on March 27, 1992 as a business corporation under the Canada Business Corporations Act, the Telesat Canada Act was repealed and the Canadian government sold its shares in Telesat. The Telesat Divestiture Act provides that no legislation relating to the solvency or winding-up of a corporation applies to Telesat and that its affairs cannot be wound up unless authorized by an Act of Parliament. In addition, Telesat and its shareholders and directors cannot apply for Telesat’s continuation in another jurisdiction or dissolution unless authorized by an Act of Parliament.

Telesat is a Canadian carrier under the Telecommunications Act (Canada), or the Telecom Act. The Telecom Act authorizes the Canadian Radio-Television and Telecommunications Commission (“CRTC”) to regulate various aspects of the provision of telecommunications services by Telesat and other telecommunications service providers. Telesat is currently not subject to detailed rate regulation; the CRTC has, however, retained its powers under the Telecom Act to impose price regulation or other regulatory measures on Telesat in the future, as necessary. In addition, Section 28(2) of the Telecom Act provides that the CRTC may allocate satellite capacity to particular broadcasting undertakings if it is satisfied that the allocation will further the implementation of the broadcasting policy for Canada. The exercise by the CRTC of its rights under section 28(2) of the Telecommunications Act could affect Telesat’s relationship with existing customers, which could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Telesat’s operations are also subject to regulation and licensing by ISED (formerly Industry Canada) pursuant to the Radiocommunication Act (Canada). ISED has the authority to issue spectrum and earth station licenses and establish policies and standards related to the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for ISED has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses and to suspend or even revoke them. Some of the spectrum licenses under which Telesat operates the Anik and Nimiq satellites require Telesat to comply with research and development and other industrial and public benefit commitments, to pay annual spectrum license fees and to provide all-Canada satellite coverage.

ISED traditionally licensed satellite radio spectrum using a competitive licensing process. In 2012, ISED conducted a public consultation on the licensing framework for FSS and broadcast satellite services (“BSS”) in Canada. As a result of the consultation, changes in policy were announced in November 2013. Effective January 6, 2014, all FSS and BSS licenses are awarded to qualified applicants on a first-come, first-served basis and spectrum licenses have replaced radio licenses. The term of spectrum licenses is 20 years, with a high expectation of renewal. ISED may, however, issue licenses with a shorter term. ISED also implemented a new spectrum licensing fee regime, which came into effect in the 2016 fiscal year.

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

Since November 2000, pursuant to the CRTC’s Decision CRTC 2000-745, virtually all telecommunications service providers are required to pay contribution charges based on their Canadian telecommunications service revenues, minus certain deductions (e.g., terminal equipment sales and inter-carrier payments). The contribution rate varies from year to year. It was initially set at 4.5% of eligible revenues but was significantly reduced in subsequent years. The rate for 2016 was 0.53%, and an interim rate of 0.63% has been established by the CRTC for 2017.

United States Regulatory Environment

The Federal Communications Commission (“FCC”) regulates the provision of satellite services to, from, or within the United States.

Telesat has chosen to operate its U.S. licensed satellites, Telstar 11N, Telstar 12 and Telstar 12 VANTAGE, on a non-common carrier basis. Consequently, it is not subject to rate regulation or other common carrier regulations enacted under the Communications Act of 1934. Telesat pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the Universal Service Administrative Company (“USAC”) covering interstate/international telecommunications revenues. Based on these reports, USAC assesses Telesat for contribution to the FCC’s Universal Service Fund (“USF”). The USF contribution rate is adjusted quarterly and is proposed to be set at 16.7% for the first quarter of 2017. At the present time, the FCC does not assess USF contributions with respect to bare transponder capacity (i.e. agreements for space segment only). Telesat’s United States telecom revenues that are subject to USF contribution requirements are currently small and its USF payments are not material.

Telesat also owns and operates the portion of the ViaSat-1 satellite (115o WL) payload that is capable of providing service within Canada. The ViaSat-1 satellite is licensed by the United States.

The FCC currently grants geostationary-like satellite authorizations on a first-come, first-served basis to applicants which demonstrate that they are legally and technically qualified and that the public interest will be served by the grant. Under licensing rules, a bond must be posted starting at $1 million when a geostationary satellite authorization is granted and escalating to up to $3 million. The entire amount of the bond may be forfeited if there is a failure to meet the FCC’s milestones for the launch and commencement of operations of the satellite. According to current licensing rules, the FCC will issue new satellite licenses for an initial 15-year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized satellite using the same frequencies. At the end of the 15-year term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions.

To facilitate the provision of FSS in C-, Ku- and Ka-band frequencies in the United States market, foreign licensed operators may apply to have their satellites placed on the FCC’s Permitted Space Station List (for certain frequencies) or be granted a declaratory ruling (for other frequencies). Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3, Telstar 14R/Estrela do Sul 2 and upcoming Telstar 19 VANTAGE satellites are currently authorized to serve the U.S. market in accordance with these procedures.

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

In 1999, the United States State Department published amendments to the International Traffic in Arms Regulations (“ITAR”) which included satellites on the list of items requiring export licenses. Effective November 2014, further amendments to the ITAR transferred jurisdiction of certain satellites and related technology to the Export Administration Regulations administered by the Commerce Department, which also impose license requirements in specified circumstances. These ITAR provisions may limit Telesat’s access to certain technical information and may have a negative impact on Telesat’s international consulting revenues.

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

Regulation Outside Canada and the United States

The Brazilian national telecommunications agency, ANATEL, grants exploitation rights for Brazilian satellites to companies incorporated and existing in Brazil which participate in specific auctions conducted by ANATEL and which demonstrate that they are legally, technically and financially qualified and that the public interest will be served by the grant. ANATEL may also grant exploitation and landing rights for foreign satellites when the public interest is evidenced, provided that the applicant company provides certain specific technical information on the relevant satellite and appoints a legal representative in Brazil (i.e., a company incorporated and existing in Brazil). The landing rights of foreign satellites are granted to the owner of the space segment or the company which holds the right to operate it, in whole or in part, but the satellite capacity may only be sold or negotiated in Brazil through the local legal representative. In exploitation and landing rights of Brazilian and foreign satellites, the rights are granted on an onerous basis and are valid for 15 years for Brazilian satellites (renewable once for an additional 15 years) and up to 15 years for foreign satellites (renewable once for an additional equal period).

ANATEL has authorized Telesat, through its subsidiary, Telesat Brasil Capacidade de Satélites Ltda. (“TBCS”), to operate a Ku-band FSS satellite at the 63° WL orbital location. In December 2008, TBCS entered into a new 15-year Concession Agreement with ANATEL which obligates TBCS to operate the satellite in accordance with Brazilian telecommunications law and contains provisions to enable ANATEL to levy fines for failure to perform according to the Concession Agreement terms.

In May 2015, TBCS was the successful bidder in an ANATEL auction for Ka-Band and Planned Ku-band frequency rights at the 63° WL orbital location, and the associated 15-year Concession Agreements were signed in March 2016 for Telstar 19 VANTAGE.

In addition, ANATEL has accredited TBCS as legal representative in Brazil of three non-Brazilian satellites; Telstar 12 VANTAGE, Anik F1 and Anik G1.

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

Telesat owns and operates the portion of the ViaSat-1 satellite (115˚ WL) payload that is capable of providing service within Canada. ViaSat-1 operates in accordance with a license granted by the FCC in the United States. However, by virtue of an intergovernmental arrangement between the United States and the United Kingdom, ViaSat-1 operates in accordance with ITU networks filed by the United Kingdom regulatory agency, OFCOM, on behalf of the Isle of Man. The Isle of Man is a British Crown Dependency and Isle of Man satellite frequency filings are filed with the ITU by OFCOM. ManSat Ltd. has been granted rights by the Isle of Man government to manage all aspects of Isle of Man satellite frequency filings. Both Telesat and ViaSat have a commercial relationship with ManSat. ViaSat and Telesat have agreed to cooperate in their dealings with ManSat with respect to the ViaSat-1 satellite for OFCOM and ITU purposes. The Ka-band and portions of the Ku-band frequencies on Telstar 12 VANTAGE, and portions of the Ka-band frequencies on Telstar 18 VANTAGE and the Ka-band frequencies on Telstar 10 VANTAGE, are also filed with the ITU by ManSat on behalf of Telesat.

Landing Rights and Other Regulatory Requirements

Many countries regulate satellite transmission signals to, and for uplink signals from, their territory. Telesat has landing rights in major market countries worldwide. In many jurisdictions, landing rights are granted on a per satellite basis and applications must be made to secure landing rights on replacement satellites.

International Regulatory Environment — International Telecommunication Union

The ITU, a specialized agency of the United Nations, is responsible for administering access by member states to frequencies in the radio portion of the electromagnetic spectrum. The ITU Radio Regulations set forth the process that member states must follow to secure rights for satellites to use frequencies and the obligations and restrictions that govern such use. The process includes, for example, a “first-come, first-served” system for gaining access to certain frequencies and time limits for bringing the frequencies into use. Other frequencies at specified orbital locations have been reserved in perpetuity for individual administrations’ use.

Canada, the United States and other member states have rights to use certain frequencies. Telesat has been authorized by its ITU filing administrators (Canada, USA, Brazil and United Kingdom) to use certain frequencies. In addition, through commercial arrangements, Telesat has the right to use certain frequencies for which the Kingdom of Tonga has the rights. Authorized frequencies include those already used by its current satellites, and additional frequencies at various geostationary orbital locations or in non-geostationary constellations that must be brought into use within specified time limits.

The ITU Radio Regulations govern the process used by satellite operators to coordinate their operations with other satellite operators to avoid harmful interference. Each member state is required to give notice of, coordinate, and register its proposed use of radio frequency assignments with the ITU. The filing and registration process is administered by the ITU Radiocommunications Bureau (the “ITU-BR”).

Once a member state has filed with the ITU its proposed use of frequencies, other member states inform that member state and the ITU-BR of any intended use that has the potential to cause interference to either existing operations, or operations that may occur in accordance with priority rights. The member states are then obligated to negotiate with each other in an effort to coordinate the proposed uses and resolve interference concerns. If all outstanding issues are resolved in accordance with the various procedures of the ITU Radio Regulations, the frequencies are entered into the ITU’s Master Register (“MIFR”). Registered frequencies are entitled under international law to interference protection from subsequent or nonconforming uses.

Under the ITU Radio Regulations, a member state that places a satellite or any ground station into operation without completing coordination could be vulnerable to interference from other systems and may have to alter the operating parameters of its satellite or ground station if harmful interference occurs to other users already entered in the MIFR or that have priority rights.

The process of ITU filing and notification in the MIFR of frequencies spans a period of seven to eight years, or longer, depending upon the frequency band and the various provisions of the ITU Radio Regulations that may be invoked. Telesat’s authorized frequencies are in various stages of the coordination and notification process. Many frequencies have completed the process and have been registered in the MIFR. In other cases, coordination is on-going so that entry into the MIFR is pending. This is typical for satellite operators. Depending upon the outcome of coordination discussions with other satellite operators Telesat may need to make concessions in terms of how a frequency may be used. This, in turn, could have a material adverse impact on Telesat’s financial condition, as well as on the value of its business. The failure to reach an appropriate arrangement with such satellite operators may render it impossible to secure entry into the MIFR and result in substantial restrictions on the use and operations of Telesat’s existing satellites. In the event disputes arise during the coordination process or thereafter, the ITU Radio Regulations set forth procedures for resolving disputes but do not contain a mandatory dispute resolution mechanism or an enforcement mechanism. Rather, the rules invite a consensual dispute resolution process for parties to reach a mutually acceptable agreement. Neither the rules nor international law provide a clear remedy for a party where this voluntary process fails.

Although non-governmental entities, including Telesat, participate at the ITU, only national administrations have full standing as ITU members. Consequently, Telesat must ultimately rely on the administrations of Canada, the United States, Brazil, the United Kingdom and the Kingdom of Tonga to represent its interests, including submitting and coordinating the ITU satellite networks that provide frequency information within the ITU process described above.

PATENTS AND PROPRIETARY RIGHTS

As of December 31, 2016, Telesat owned nine issued patents, seven of which are in the United States. These patents expire between 2018 and 2030. Telesat also has several pending domestic and international patent applications.

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

RESEARCH AND DEVELOPMENT

Telesat’s research and development expenditures are incurred for the studies associated with advanced satellite system designs and experimentation and development of space, satellite and ground communications products. This also includes the development of Telesat’s planned LEO constellation.

FOREIGN OPERATIONS

Telesat’s revenues from non-U.S. customers, primarily in Canada, Asia, Europe and Latin America represented 66%, 66% and 68% of its consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, 2015 and 2014, substantially all of its long-lived assets were located outside of the United States, primarily in Canada, with the exception of in-orbit satellites. (see Item 1A – “Risk Factors – Telesat is subject to risks associated with doing business internationally.”)

EMPLOYEES

As of December 31, 2016, Loral had 21 full time employees.

As of December 31, 2016, Telesat and its subsidiaries had approximately 391 full-time and part-time employees, approximately 3.6% of whom are subject to collective bargaining agreements. Telesat’s employee body is primarily comprised of professional engineering, sales and marketing staff, administrative staff and skilled technical workers. Telesat considers its employee relations to be good.

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

At December 31, 2016, Telesat had outstanding indebtedness of $2.9 billion, which matures in 2023 and 2024, and additional borrowing capacity of $200 million under its revolving facility which matures in 2021. Approximately $2.6 billion of this total borrowing capacity is secured by substantially all of the assets of Telesat. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat. Borrowings under Telesat’s senior secured credit facilities are at variable rates of interest and expose Telesat to interest rate risk. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a CAD 6 million change in annual interest expense on indebtedness under the senior secured credit facilities. Telesat has entered into, and in the future it may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. Telesat may not, however, maintain interest rate swaps with respect to all or any of its variable rate indebtedness, and any swaps Telesat enters into may not fully mitigate its interest rate risk, may prove disadvantageous or may create additional risks.

As of December 31, 2016, all of Telesat’s outstanding debt was denominated in U.S. dollars. Changes in exchange rates impact the amount that Telesat pays in interest and may significantly increase the amount that Telesat is required to pay in Canadian dollar terms to redeem the indebtedness either at maturity, or earlier if redemption rights are exercised or other events occur which require Telesat to offer to purchase the indebtedness prior to maturity, and to repay funds drawn under its U.S. dollar denominated facility. Unfavorable exchange rate changes could affect Telesat’s ability to repay or refinance this debt.

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

Portions of Telesat’s revenue and expenses and all of its debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate may have a negative impact on Telesat’s financial results and affect the ability of Telesat to repay or refinance its borrowings. Telesat’s main currency exposures as of December 31, 2016 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness, with the most significant impact being on the U.S. dollar denominated indebtedness. In addition, approximately 51% of Telesat’s revenues, 41% of its operating expenses, 90% of its interest expense and a majority of its capital expenditures for 2016 were denominated in U.S. dollars. As of December 31, 2016, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $122 million. This analysis assumes all other variables remain constant.

Loral reports its investment in Telesat using the equity method of accounting. Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how Telesat’s financial results are reported in our consolidated financial statements. During 2016, the exchange rate moved from U.S. $1.00/CAD 1.3839 at December 31, 2015 to U.S. $1.00/CAD 1.3441 at December 31, 2016.

While we own 62.7% of Telesat on an economic basis, we own only 32.7% of its voting stock and therefore do not have the right to elect or appoint a majority of the members of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.

While we own 62.7% of the economic interests in Telesat, we hold only 32.7% of its voting interests. Although the restrictions on foreign ownership of Canadian satellites have been removed by the government of Canada, we are still subject to our shareholders agreement with the Public Sector Pension Investment Board (“PSP”) and the articles of incorporation of Telesat, which do not allow us to own more voting stock of Telesat than we currently own. Also, under our shareholders agreement, the governance and management of Telesat is vested in its 10-member Board of Directors, comprised of three Loral-appointed directors, three PSP-appointed directors and four independent directors, two of whom also own Telesat shares with nominal economic value and 31.1% and 6.8% of the voting interests for Telesat directors, respectively. While we own a greater voting interest in Telesat than any other single stockholder with respect to election of directors and we and PSP, which owns 29.4% of the voting interests for directors and 67.3% of the voting interests for all other matters, together own a majority of Telesat’s voting power, circumstances may occur where our interests and those of PSP diverge or are in conflict. For example, it is likely that any strategic transaction involving our ownership interests in Telesat that we wish to pursue will require the cooperation of PSP, and PSP may not share our objectives or wish to pursue transactions in which we are interested or any transaction at all. In the event that our interests differ from those of PSP, PSP, with the agreement of at least three of the four independent directors, may, subject to veto rights that we have under Telesat’s shareholders agreement, cause Telesat to take actions contrary to our wishes. These veto rights are, however, limited to certain extraordinary actions — for example, the incurrence of more than $100 million of indebtedness or the purchase of assets at a cost in excess of $100 million. Moreover, our right to block these actions under the shareholders agreement falls away if, subject to certain exceptions, either (i) ownership or control, directly or indirectly by Dr. Mark H. Rachesky (President of MHR Fund Management LLC, or MHR, which, through its affiliated funds is our largest stockholder) of our voting stock falls below certain levels other than in certain specified circumstances or (ii) there is a change in the composition of a majority of the members of Loral’s board of directors over a consecutive two-year period without the approval of the incumbent directors.

We may face indemnification claims for pre-closing taxes from our sale of SSL.

In the fourth quarter of 2012, we completed the sale of our subsidiary, SSL, to MDA. Under the terms of the purchase agreement related to the SSL sale, we are obligated to indemnify MDA and its affiliates for certain pre-closing taxes. The final amounts of certain indemnification claims relating to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. We may not be able to settle indemnification claims at or below the value recorded in our financial statements, and indemnification claims under the Purchase Agreement, whether pending now or made in the future, could have a material adverse effect on our financial condition, including liquidity, and results of operations.

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

The ability of Telesat and XTAR to make payments or distributions to Loral, whether as dividends or as payments under applicable management and consulting agreements or otherwise, will depend on their operating results, including their ability to satisfy their own cash flow requirements, and obligations including, without limitation, their debt service obligations. Moreover, covenants contained in the debt agreements of Telesat impose limitations on its ability to dividend or distribute funds to Loral. Even if the applicable debt covenants would permit Telesat to pay dividends or make distributions, Loral will not have the ability to cause Telesat to do so. See above “While we own 62.7% of Telesat on an economic basis, we own only 32.7% of its voting stock and therefore do not have the right to elect or appoint a majority of the members of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.” Likewise, any dividends or distributions by XTAR would require the prior consent of our Spanish partner in the joint venture.

Although our equity in Telesat has substantial value, our shareholders agreement with PSP regarding Telesat limits our ability to pledge our shares in Telesat as collateral for borrowing. For so long as the shareholders agreement is in place in its current form (see below “The initial public offering of Telesat and related governance changes that we have requested may not occur or may proceed in a manner contrary to our requests”), we may not be able to borrow or access the debt markets on a secured basis to fund our financial obligations, and our ability to borrow or access the debt markets on an unsecured basis may be limited or not available at all.

XTAR has not generated sufficient revenues to meet all of its substantial contractual obligations, and XTAR may be unable to pay these obligations when due, which could ultimately result in a restructuring of XTAR.

XTAR’s take-up rate in its service has been slower than anticipated, and, in fact, in recent years revenues have been declining. For example, XTAR’s revenues declined by approximately 28% from 2015 to 2016 and 11% from 2014 to 2015. As a result, XTAR has deferred certain payments owed to us, Hisdesat and Telesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite (the “Spainsat Lease Agreement”). These lease obligations require payment by XTAR up to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. In September 2016, XTAR and Hisdesat amended the Spainsat Lease Agreement to, among other things, reduce for 2016 and 2017 the minimum capacity required to be leased by XTAR, and accordingly lease payments by XTAR for 2016 and 2017 were reduced from $26 million to $18.2 million. The 2016 reduction was retroactive to January 1, 2016. In January 2017, XTAR and Hisdesat again amended the Spainsat Lease Agreement to, among other things, reduce for 2017 the minimum capacity required to be leased by XTAR, and accordingly lease payments by XTAR for 2017 were reduced to $9.5 million. In addition, XTAR has entered into an agreement with Hisdesat whereby the past due balance on the Spainsat transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, became payable to Hisdesat over 12 years through annual payments of $5 million. As of December 31, 2016 and 2015, XTAR has deferred payment of liabilities of $28.8 million and $17.7 million, respectively, for its lease obligation and Catch-Up Payments to Hisdesat. XTAR’s lease and other obligations to Hisdesat, which will aggregate in excess of $70 million over the remaining life of the satellite as of December 31, 2016, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these obligations, as well as payments of other amounts owed to us, Hisdesat and Telesat in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these obligations will continue to accrue and grow, and, absent agreement to further defer all or some these obligations, XTAR may be unable to pay them when due, which ultimately could result in a restructuring of XTAR. As of December 31, 2016, $6.8 million was due to Loral from XTAR and we had an allowance of $6.6 million against these receivables.

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

Telesat anticipates that its satellites will have the end of orbital maneuver life dates described above in Item1-Business. For all but one of Telesat’s satellites, the expected end-of-orbital maneuver life date goes beyond the manufacturer’s end-of-service life date. A number of factors will affect the actual commercial service lives of Telesat’s satellites, including:

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

Telesat’s current satellite insurance does not protect it against all satellite-related losses that it may experience, and it does not have in-orbit insurance coverage for all of the satellites in its fleet. As of December 31, 2016, the total net book value of Telesat’s six in-orbit satellites for which it does not have insurance is approximately CAD 44 million. Telesat’s insurance does not protect it against business interruption, loss of revenues or delay of revenues. In addition, Telesat does not insure the net book value of performance incentives that may be payable to a satellite’s manufacturer as these are payable only to the extent that the satellite operates in accordance with contracted technical specifications. Telesat’s existing launch and in-orbit insurance policies include, and any future policies that Telesat obtains can be expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage or losses arising from acts of war, anti-satellite devices, electromagnetic or radio frequency interference and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for satellite health-related problems affecting Telesat’s satellites that are known at the time the policy is written or renewed. Any claims under existing policies are subject to settlement with the insurers and may, in some instances, be payable to Telesat’s customers.

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

Subject to the requirements of Telesat’s senior credit facilities and the indenture governing Telesat’s 8.875% senior notes, Telesat may elect to reduce or eliminate insurance coverage for certain of its existing satellites, or elect not to obtain insurance policies for its future satellites, especially if exclusions make such policies ineffective, the costs of coverage make such insurance impractical or if self-insurance is deemed more cost effective.

Telesat is subject to significant and intensifying competition within the satellite industry and from other providers of communications capacity. Telesat’s failure to compete effectively would result in a loss of revenues and a decline in profitability, which would adversely affect Telesat’s results of operations, business prospects and financial condition.

Telesat provides point-to-point and point-to-multipoint services for voice, data and video communications and for high-speed internet access. The consolidation of major FSS providers has resulted in the creation of global competitors who are substantially larger than Telesat in terms of both the number of satellites they have in orbit as well as in terms of their revenues. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, may (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure and may be able to offer expansion capacity for future requirements. Telesat also competes against regional satellite operators who may enjoy competitive advantages in their local markets. As a result of the availability of export credit agency financing for projects that would not otherwise obtain financing from commercial lenders, new entrants, including governments that have traditionally purchased satellite capacity from established satellite operators, are acquiring their own satellites, which increases the amount of available satellite capacity in the marketplace and decreases the demand for Telesat’s services. As a condition of Telesat’s licenses for certain satellites, it is required by ISED, formerly Industry Canada, the governmental department overseeing Canadian investment, innovation and economic development, to invest in research and development related to satellite communication activities. Telesat’s global competitors may not face this additional financial burden.

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

The implementation of new technologies that can provide increased capacity to end users at lower cost may reduce demand for Telesat’s services. The introduction of first generation HTS, such as ViaSat-1, Jupiter 1 and the recently launched Intelsat 29e and Intelsat 33e, the first of Intelsat’s “Epic” line of HTS, which are able to transmit substantially more content than pre-existing satellites, may decrease demand and/or prices for traditional satellite capacity. Additional HTS are currently under construction, including second generation HTS that purport to be capable of throughput that substantially exceeds the throughput of first generation HTS. While Telesat owns the high throughput Canadian payload on ViaSat-1 and has incorporated high throughput payloads on its Telstar 12 VANTAGE satellite and the Telstar 18 VANTAGE and Telstar 19 VANTAGE satellites currently under construction, the introduction of more, and more capable, HTS by other operators into the markets in which Telesat participates could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

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

For the year ended December 31, 2016, Telesat’s top five customers together accounted for approximately 55% of its revenues. At December 31, 2016, Telesat’s top five backlog customers together accounted for approximately 81% of its backlog. If any of Telesat’s major customers chooses to not renew its contract or contracts at the expiration of the existing terms or seeks to negotiate concessions, particularly on price, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services (or becoming unable to pay for services they had contracted to buy). In addition, some of Telesat’s customers’ industries are undergoing significant consolidation, and Telesat’s customers may be acquired by each other or other companies, including by Telesat’s competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and Telesat’s customers may in the future default, on their obligations to Telesat due to bankruptcy, lack of liquidity, operational failure or other reasons. Such defaults could adversely affect Telesat’s revenues, operating margins and cash flows. If Telesat’s contracted revenue backlog is reduced due to the financial difficulties of its customers, Telesat’s revenues, operating margins and cash flows would be further negatively impacted.

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

As an operator of a global satellite system, Telesat is regulated by government authorities in Canada, the United States, Brazil and other countries in which it operates.

In Canada, Telesat’s operations are subject to regulation and licensing by ISED pursuant to the Radiocommunication Act (Canada) and by the CRTC, under the Telecommunications Act (Canada). ISED has the authority to issue licenses, establish standards, assign Canadian orbital locations, and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for ISED has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses, and to suspend or even revoke them. The CRTC has authority over the allocation (and reallocation) of satellite capacity to particular broadcasting undertakings. Some of Telesat’s service agreements are subject to CRTC approval. Telesat is required to pay different forms of ‘‘universal service’’ charges in Canada and have certain research and development obligations that do not apply to other satellite operators with which it competes. These rates and obligations could change at any time.

In the United States, the FCC regulates the provision of satellite services to, from, or within the United States. Certain of Telesat’s satellites are owned and operated through a U.S. subsidiary and are regulated by the FCC. In addition, to facilitate the provision of FSS satellite services in C-, Ku- and Ka-band frequencies in the United States market, foreign licensed operators can apply to have their satellites either placed on the FCC’s Permitted Space Station List (for certain frequencies) or be granted a declaratory ruling (for other frequencies). Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3 and Telstar 14R/Estrela do Sul 2 and its upcoming Telstar 19 VANTAGE satellites are currently authorized to serve the U.S. market in accordance with these procedures. The export from the United States of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations, in particular the ITAR which currently includes satellites on the list of items requiring export permits. These ITAR provisions have constrained Telesat’s access to technical information and have had a negative impact on its international consulting revenues. In addition, Telesat and its satellite manufacturers may not be able to obtain and maintain necessary export authorizations which could adversely affect Telesat’s ability to procure new United States-manufactured satellites; control its existing satellites; acquire launch services; obtain insurance and pursue its rights under insurance policies; or conduct its satellite-related operations and consulting activities.

Telesat also operates satellites through licenses granted by, and are subject to regulations in, countries other than Canada and the United States. For example, the Brazilian national telecommunications agency, ANATEL, regulates the granting of exploitation and landing rights to the operation of Brazilian and foreign satellites and their use to transport telecommunication signals. ANATEL has authorized Telesat, through its subsidiary, TBCS, to operate Telstar 14R/Estrela do Sul 2, a Ku-band FSS satellite at 63° WL pursuant to a Concession Agreement and Telstar 19 VANTAGE, which is currently under construction. ANATEL has also accredited Telesat as the legal representative in Brazil for Telstar 12 VANTAGE, Anik F1 and Anik G1. Telstar 18 operates at the 138° EL orbital location under an agreement with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga.

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

The ITU, a specialized United Nations agency, regulates the global allocation of radio frequency spectrum and the registration of radio frequency assignments and any associated satellite orbit. Telesat participates in the activities of the ITU. Only national administrations, however, have full standing as ITU members. Consequently, Telesat must rely on the relevant government administrations to represent its interests.

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

The ITU Radio Regulations also establish operating procedures for satellite networks and prescribe detailed coordination, notification and recording procedures. With respect to the frequencies used by commercial satellites, the ITU Radio Regulations set forth a process for protecting earlier-registered satellite systems from interference from later-registered satellite systems. In order to comply with these rules, Telesat must coordinate the operation of its satellites, including any replacement satellite that has performance characteristics that are different from those of the satellite it replaces, with other satellites. This process requires potentially lengthy and costly negotiations with parties who operate or intend to operate satellites that could affect or be affected by Telesat’s satellites. For example, in the third quarter of 2015, the Russian Satellite Communications Company (“RSCC”) launched a satellite to operate at 14° WL, adjacent to Telesat’s Telstar 12 when located at 15° WL. Pursuant to its coordination agreement with RSCC, Telesat was required to cease using certain frequencies on its Telstar 12 satellite as soon as RSCC’s new satellite commenced service, which required Telesat to relocate some of its customers to alternate frequencies and reduced the available capacity on the satellite from which Telesat is able to earn revenue. The coordination agreement with RSCC also limited the frequencies Telesat was able to incorporate into its Telstar 12 VANTAGE satellite that was launched and entered service in the fourth quarter of 2015, which may adversely affect Telesat’s ability to attract customers for Telstar 12 VANTAGE.

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

If Telesat does not make use of its spectrum rights by specified deadlines, or does not continue to use the orbital spectrum rights it currently uses, those rights may become available for other satellite operators to use.

Telesat’s in-orbit satellites do not currently occupy all of the geostationary orbital (“GSO”) locations for which it has obtained regulatory authorizations. In some cases, the Telesat satellite that occupies a GSO location is not designed to use all of the frequency spectrum for which Telesat has been authorized. Similarly, Telesat has been granted regulatory authorizations for certain spectrum in non-geostationary orbits (“NGSO”) that are not yet occupied.

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

To ensure no disruption in Telesat’s business and to prevent loss of its customers, Telesat will be required to commence construction of a replacement satellite approximately five years prior to the expected end of service life of the satellite then in orbit. Typically, it costs in the range of $250 million to $300 million to construct, launch and insure a satellite. There can be no assurance that Telesat will have sufficient cash, cash flow or be able to obtain third party or shareholder financing to fund such expenditures on favorable terms, if at all, or that Telesat will obtain shareholder approval to procure replacement satellites. Certain of Telesat’s satellites are nearing their expected end-of-orbital maneuver lives. Should Telesat not have sufficient funds available to replace those satellites or should Telesat not receive approval from its shareholders to purchase replacement satellites, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

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

Telesat operates an extensive ground infrastructure including a satellite control center in Ottawa, Ontario, its main earth station and back up satellite control facility at Allan Park, Ontario, nine earth stations throughout Canada, one teleport located in the United States and one in Brazil and its telemetry, tracking and control (“TT&C”) facility in Perth, Australia. These ground facilities are used for controlling Telesat’s satellites and for the provision of end-to-end services to Telesat’s customers.

Telesat may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, flood, hurricane or other such acts of God), fire, acts of war or terrorism or other catastrophic events. A failure at any of these facilities would cause a significant loss of service for Telesat customers. Additionally, Telesat may experience a failure in the necessary equipment at the satellite control center, at the back-up facility, or in the communications links between these facilities and remote earth station facilities. A failure or operator error affecting tracking, telemetry and control operations might lead to a breakdown in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellite(s), which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference could result in a failure of Telesat’s ability to deliver satellite services to its customers. A failure at any of Telesat’s facilities or in the communications links between its facilities or interference with its satellite signal could cause its revenues and backlog to decline materially and could adversely affect its ability to market its services and generate future revenues and profit.

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

Any delays in the design, construction or launch of Telesat’s satellites could have a material adverse effect on its business, financial condition and results of operations. There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality Telesat requires, including Airbus Defense and Space, Thales Alenia Space, Boeing, Lockheed Martin, MELCO, Orbital and SSL. There are also a limited number of suppliers able to launch such satellites, including International Launch Services, Arianespace, Mitsubishi Heavy Industries, Space Exploration Technologies Corp. (“SpaceX”) and Lockheed Martin. Should any of Telesat’s suppliers’ businesses fail, it would reduce competition and could increase the cost of satellites and launch services. Adverse events with respect to any of Telesat’s manufacturers or launch suppliers could also result in the delay of the design, construction or launch of its satellites. For example, many of Telesat’s past launches were provided by International Launch Services, an entity owned by the Russian government. In response to the ongoing situation involving the Russian Federation in the Ukraine, various governments have implemented economic and other sanctions against Russia and its interests. U.S. law requires satellite manufacturers to obtain a license from the U.S. government for the export of certain prescribed U.S. technologies, if the export of the technology is to a Russian counterparty. Virtually all satellites manufactured outside of China contain prescribed U.S. technology. Should the U.S. implement sanctions having the effect of blocking the export of satellites containing prescribed U.S. technologies to Russian-controlled launch providers, it would lead to a reduction in launch alternatives and, as a result, could lead to increased launch costs or delays in the future, which could have an adverse impact on Telesat’s business.

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

A natural disaster could diminish Telesat’s ability to provide communications services.

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

The assets on Telesat’s consolidated balance sheet as of December 31, 2016 include goodwill valued at approximately CAD 2.4 billion and other intangible assets valued at approximately CAD 324 million. A valuation of goodwill and other intangible assets (such as orbital locations) with indefinite useful lives is undertaken on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount is likely to exceed their recoverable amount. Telesat measures for impairment using a projected discounted cash flow method and confirms the assessment using other valuation methods. If the asset’s carrying value is more than its recoverable amount, the difference is recorded as a reduction in the amount of the asset on the balance sheet and an impairment charge in the consolidated statement of income (loss). Testing for impairment requires significant judgment by management to determine the assumptions used in the impairment analysis. Any changes in the assumptions used could have a material impact on the impairment analysis and result in an impairment charge. Telesat cannot predict whether an event that triggers impairment will occur, when it will occur or how it will affect the reported asset values. If Telesat’s goodwill or other intangible assets are deemed to be impaired in whole or in part, it could be required to reduce or write off such assets, which could have a material adverse effect on its financial condition.

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

III. Other Risks

We have been pursuing and will continue to pursue a strategic transaction with respect to our interest in Telesat; there can be no assurance, however, as to when or whether we will be able to conclude any such transaction.

Our principal asset is our majority ownership interest in Telesat. In an effort to maximize shareholder value, we have been exploring, and are in discussions with PSP regarding, potential strategic transactions to alter the status quo in our ownership of Telesat. Subject to market conditions and the cooperation of PSP, we continue to explore the combination of Loral and Telesat into one public company and/or the sale of Loral in connection with a sale of Telesat. Also, in 2015, we exercised our right under the Telesat Shareholders Agreement (the “Shareholders Agreement”) to require that Telesat initiate a public offering, and we may further pursue this right in the event a combination transaction or a sale of Telesat is not likely to be achievable in a timely manner or on satisfactory terms. See “The initial public offering of Telesat and related governance changes that we have requested may not occur or may proceed in a manner contrary to our requests” below. There can be no assurance as to whether or when we will be able to conclude any strategic transaction or that any strategic initiatives or transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative or transaction involving Telesat or Loral’s interest therein will be achieved.

We received a cash distribution from Telesat of $242.7 million; we intend to make a cash distribution to our stockholders from the proceeds of that distribution; there can be no assurance, however, as to the amount and timing of any such distribution to our stockholders.

In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and option holders. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution to our stockholders. There can be no assurance as to the amount and timing of any such distribution.

The initial public offering of Telesat and related governance changes that we have requested may not occur or may proceed in a manner contrary to our requests.

Our Shareholders Agreement with PSP regarding Telesat provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat (a “Telesat IPO”). In connection with our exploration of strategic initiatives to alter the status quo in our ownership of Telesat, in July 2015, we exercised our right under the Shareholders Agreement to require Telesat to conduct a Telesat IPO. Specifically, we requested that Telesat issue not more than 25 million newly issued shares of Telesat voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat’s Articles of Incorporation, both of which we believe are necessary to accommodate a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after a Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat. Telesat selected two co-managing underwriters and informed us that it will work to implement a Telesat IPO pending our agreement with PSP on governance matters following a Telesat IPO. To date, no such agreement has been reached. In the event a combination transaction that we are pursuing or a sale of Telesat is not likely to be achievable in a timely manner or on satisfactory terms (see “We have been pursuing and will continue to pursue a strategic transaction with respect to our interest in Telesat; there can be no assurance, however, as to when or whether we will be able to conclude any such transaction,” above), we may further pursue our right to a Telesat IPO. There can be no assurance as to whether, when or on what terms a Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat’s Articles of Incorporation may occur or that any particular economic, tax, structural or other objectives or benefits with respect to a Telesat IPO will be achieved. If a Telesat IPO is expected to proceed under unfavorable terms or at an unfavorable price, we may withdraw our demand for a Telesat IPO.

We and PSP may assert legal claims against one another relating to Telesat; there can be no assurance, however, that our claims will be successful or that the relief we seek will be granted or that PSP will not prevail on its claims.

Depending upon the outcome of the strategic initiatives that we are pursuing (see “We have been pursuing and will continue to pursue a strategic transaction with respect to our interest in Telesat; there can be no assurance, however, as to when or whether we will be able to conclude any such transaction,” above), we may assert certain claims against PSP for actions we believe violated our rights relating to the affairs of Telesat under the Telesat Shareholders Agreement and otherwise. In response to our claims, PSP has informed us that it believes that it may have claims against us, although we are not aware of the legal or factual basis for any such claims. We and PSP have agreed that, pending the outcome of our discussions relating to Telesat, it would be beneficial to delay the commencement of any action relating to either party’s claims and have entered into an agreement (the “Tolling Agreement”) which preserves the parties’ rights to assert against one another legal claims relating to Telesat. We also included Telesat as a party to the Tolling Agreement because, as a technical matter of Canadian law and for purposes of potentially seeking equitable relief, Telesat may be a necessary party. There can be no assurance that if the Tolling Agreement lapses that we and PSP will not pursue legal claims against one another relating to Telesat. If we pursue claims against PSP, there can be no assurance that our claims will be successful or that the relief we seek will be granted. If PSP pursues claims against us, there can be no assurance that PSP will not prevail on its claims.

A public offering of stock in Telesat could adversely affect the market for, and price of, our common stock and the value of our interest in Telesat.

If the Telesat IPO that we have requested occurs, it is uncertain whether the offering would include a primary offering of shares by Telesat, a secondary offering of shares by either or both of the Telesat shareholders or a combination of both types of offerings. It is also uncertain what effect the Telesat IPO (and any corporate restructuring required in connection with such offering under the terms of the Telesat shareholders agreement) would have on Loral’s governance rights in Telesat. Changes in our Telesat governance rights could adversely affect the value of our interest in Telesat and the price at which our common stock trades. In addition, a public market for Telesat equity would create a situation where there would be two separate public-market proxies for the value of Telesat – our stock and the Telesat stock. Telesat stock would represent a direct interest in Telesat, whereas the value of the common shares of Loral would also include other assets and liabilities, many of which are difficult to value. Having both Telesat stock and our stock trading publicly could create confusion in the market and could adversely affect the liquidity and/or trading values of either our or Telesat’s common stock.

Third parties have significant rights with respect to our affiliates.

Third parties have significant rights with respect to, and we do not have control over management of, our affiliates. For example, while we own 62.7% of the participating shares of Telesat, we own only 32.7% of the voting power. Also, Hisdesat enjoys substantial approval rights in regard to XTAR, our X-band joint venture. The rights of these third parties and fiduciary duties under applicable law could result in others acting or failing to act in ways that are not in our best interest. For example, it is likely that any strategic transaction involving Telesat or XTAR that we wish to pursue will require the cooperation of our joint venture partners, and our partners may not share our objectives or wish to pursue a transaction in which we are interested or any transaction at all.

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

Telesat’s and our ability to operate our respective businesses depends, in part, on the continuing operation of Telesat’s and our information technology and communications systems, which are an integral part of Telesat’s and our businesses. We and Telesat rely on our information and communication systems, as well as software applications developed internally and externally to, among other things, effectively manage the accounting and financial functions, including maintaining internal controls, operate Telesat’s satellites and satellites for third parties, provide consulting services by Telesat to customers and transmit customer proprietary and/or confidential content and assist with other operations. Although we and Telesat take steps to secure information technology and communications systems, including computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures implemented have not always been effective.

While we and Telesat continue to bolster systems with additional security measures, and, working with external experts, mitigate the risk of security breaches, systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, inclement weather, natural or man-made disasters, earthquakes, explosions, terrorist attacks, floods, fires, cyber-attacks, computer viruses, power loss, telecommunications or equipment failures, transportation interruptions, accidents or other disruptive events or attempts to harm our or Telesat’s systems. In addition, Telesat’s and our facilities are also potentially vulnerable to break-ins, sabotage and intentional acts of vandalism. Moreover, some of these systems are not fully redundant, and disaster recovery planning cannot account for all eventualities. Telesat’s and our business and operations could be adversely affected if, as a result of a significant cyber event or otherwise, operations are disrupted or shut down, confidential or proprietary information is stolen or disclosed, Telesat loses customers, costs are incurred or fines are required in connection with confidential or export-controlled information that is disclosed, significant resources are dedicated to system repairs or to increase cyber security protection or we or Telesat otherwise incur significant litigation or other costs as a result of any such event. While Telesat’s or our insurance coverage could offset losses relating to some of these types of events, to the extent any such losses are not covered by insurance, a serious disruption to systems could significantly limit Telesat’s or our ability to manage and operate our business efficiently, which in turn could have a material adverse effect on our business, reputation, results of operations and financial condition.

MHR may be viewed as our controlling stockholder and may have conflicts of interest with us in the future.

As of December 31, 2016, various funds affiliated with MHR and Dr. Rachesky held approximately 39.9% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 58.4% of the outstanding common equity of Loral as of December 31, 2016. As of February 17, 2017, representatives of MHR occupy two of the seven seats on our board of directors. One seat on our board, previously occupied by a former managing principal of MHR, is currently vacant. In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Rachesky, of our voting stock falls below certain levels other than in certain specific circumstances or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period without the approval of the incumbent directors, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

There is a thin trading market for our voting common stock.

Trading activity in our voting common stock, which is listed on the NASDAQ National Market, has generally been light, averaging approximately 68,300 shares per day for the year ended December 31, 2016. Moreover, over 50% of our voting common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the voting common stock and non-voting common stock they hold in Loral that effectively eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral voting common stock and non-voting common stock that would also, if exercised, effectively eliminate such restrictions.

The market for our voting common stock could be adversely affected by future issuance of significant amounts of our voting common stock.

As of December 31, 2016, 21,427,078 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were also outstanding 75,262 vested restricted stock units. These restricted stock units may be settled either in cash or Loral voting common stock at the Company’s option.

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

As of December 31, 2016, we had various tax attributes including federal net operating loss carryforwards, or NOLs, of approximately $270.9 million, state NOLs, primarily California ($6.1 million) and New York ($2.2 million), and federal and state tax credits, that are available to offset future tax liability (see Notes 2 and 8 to the Loral consolidated financial statements for a description of the accounting treatment of such tax attributes). As our reorganization on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these tax attributes existing at such effective date, is subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests, as determined on any applicable testing date. We would be adversely affected by an additional “ownership change” if, at the time of such change, the total market value of our equity multiplied by the federal applicable long-term tax exempt rate, which at December 31, 2016 was 1.68%, was less than $32.6 million. As of December 31, 2016, the total market value of our equity ($1.3 billion) multiplied by the federal applicable long-term tax exempt rate was approximately $21.3 million.

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

Satellite Services

Telesat’s primary SCC is located at its headquarters in Ottawa, Ontario. This facility operates 14 of Telesat’s 15 satellites as well as ViaSat-1 and numerous other satellites for third parties. Telesat’s Telstar 14R/Estrela do Sul 2 satellite is operated from Telesat’s SCC in Rio de Janeiro, Brazil. Telesat leases approximately 112,000 rentable square feet for its Ottawa headquarters pursuant to a lease which commenced February 1, 2009 and provides for a 15 year term (terminable by Telesat Canada at any time after 10 years upon two years notice). In January 2017, Telesat gave notice that it would be terminating its lease effective January 31, 2019.

The Allan Park earth station, located northwest of Toronto, Ontario on approximately 65 acres of owned land, houses a customer support center and a technical control center. This facility is the single point of contact for Telesat’s international customers and is also the main earth station complex providing TT&C services for the satellites Telesat operates. The Allan Park earth station also houses Telesat’s backup SCC for the Nimiq and Anik satellites. The back-up satellite control center for the Telstar satellites is located at the Mount Jackson earth station. Telesat would have the functional ability to restore satellite control services via the Allan Park and Mount Jackson back-up control centers if Telesat’s primary SCCs became disabled.

Telesat also operates 12 other earth stations in Canada, the United States, Brazil and Australia.

In addition to these facilities, Telesat leases facilities for administrative and sales offices in various locations throughout Canada and the United States as well as in Brazil, England and Singapore.

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

Our voting common stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral voting common stock as reported on the NASDAQ National Market from January 1, 2015 through December 31, 2016.

	High	Low
Year ended December 31, 2016
Quarter ended December 31, 2016	$42.20	$35.55
Quarter ended September 30, 2016	40.17	33.85
Quarter ended June 30, 2016	41.04	32.04
Quarter ended March 31, 2016	40.57	29.55
Year ended December 31, 2015
Quarter ended December 31, 2015	$51.77	$35.10
Quarter ended September 30, 2015	67.80	46.42
Quarter ended June 30, 2015	70.35	62.53
Quarter ended March 31, 2015	79.13	65.70

There is no established trading market for the Company’s non-voting common stock. All of the shares of non-voting common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act.

(b) Approximate Number of Holders of Common Stock

At February 17, 2017, there were 188 holders of record of our voting common stock and five holders of record of our non-voting common stock.

(c) Issuer Purchases of Equity Securities

In 2011 and 2012, Loral repurchased 154,494 shares of its voting common stock pursuant to a share repurchase program approved by Loral’s Board of Directors. These shares have been recorded as treasury shares.

(d) Dividends

Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors. Loral has not paid any dividends on its common stock for the years ended December 31, 2016 and 2015. In the first quarter of 2017 we received a $242.7 million cash distribution from Telesat. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution to our stockholders. There can be no assurance as to the amount and timing of any such distribution.

(e) Securities Authorized for Issuance under Equity Compensation Plans

See Note 10 to the Loral consolidated financial statements for information regarding the Company’s stock incentive plan. Compensation information required by Item 11 will be presented in the Company’s 2017 definitive proxy statement which is incorporated herein by reference or by an amendment to this Annual Report on Form 10-K.

(f) Comparison of Cumulative Total Returns

Set forth below is a graph comparing the cumulative performance of our voting common stock with the NASDAQ Composite Index and the NASDAQ Telecommunications Index from December 31, 2011 to December 31, 2016. The graph assumes that $100 was invested on December 31, 2011 in each of our voting common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.

Item 6. Selected Financial Data

The following table sets forth our selected historical financial and operating data for each of the five years in the period ended December 31, 2016.

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

LORAL SPACE & COMMUNICATIONS INC.

(In thousands, except per share data)

	Year Ended December 31,
	2016		2015		2014		2013		2012
Statement of operations data:
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates		$(8,001)		$(10,188)		$(8,030)		$(15,530)	$(27,213)
Income tax (provision) benefit(1)		(28,507)		45,476		8,105		(1,841)	93,315
(Loss) income from continuing operations before equity in net income (loss) of affiliates		(36,508)		35,288		75		(17,371)	66,102
Equity in net income (loss) of affiliates(2)		84,078		(104,792)		(1,502)		38,827	34,340
Income (loss) from continuing operations		47,570		(69,504)		(1,427)		21,456	100,442
(Loss) income from discontinued operations, net of tax(3)		(370)		(778)		(24,402)		(4,877)	320,649
Net income (loss) attributable to common shareholders		47,200		(70,282)		(25,829)		16,579	421,322
Income (loss) per share:
Basic income (loss) per share
Continuing operations		$1.54		$(2.25)		$(0.05)		$0.70	$3.27
Discontinued operations		(0.01)		(0.03)		(0.79)		(0.16)	10.45
		$1.53		$(2.28)		$(0.84)		$0.54	$13.72
Diluted income (loss) per share
Continuing operations		$1.50		$(2.25)		$(0.05)		$0.67	$3.22
Discontinued operations		(0.01)		(0.03)		(0.79)		(0.16)	10.35
		$1.49		$(2.28)		$(0.84)		$0.51	$13.57
Dividend and Distribution Data:
Cash dividends declared	$	―	$	―	$	―	$	―	$417,606
Per share		―		―		―		―	13.60
Cash distributions declared		―		―		―		―	892,147
Per share		―		―		―		―	29.00

	December 31,
	2016	2015	2014	2013	2012
Balance sheet data:
Cash and cash equivalents	$37,458	$58,853	$51,433	$5,926	$87,370
Total assets	264,231	214,618	304,626	327,740	378,992
Non-current liabilities	87,692	91,697	113,262	110,120	121,015
Total liabilities	93,820	106,128	128,986	119,830	192,531
Loral shareholders’ equity	170,411	108,490	175,640	207,910	186,461

(1)	The income tax (provision) benefit for each period included the impact of equity in net income (loss) of affiliates reflected below. During 2012, we recorded an $86.7 million income tax benefit after the statute of limitations for assessment of additional tax expired with regard to certain uncertain tax positions (“UTPs”) related to Old Loral and several of our federal and state income tax returns filed for 2007 and 2008.

(2)	Our principal affiliate is Telesat. Loral also has investments in XTAR and joint ventures providing Globalstar service, which are accounted for under the equity method.

(3)	(Loss) income from discontinued operations resulted from the sale of our wholly-owned subsidiary, SSL, to MDA, in 2012 (see Notes 1 and 14 to the Loral consolidated financial statements). In 2014, the loss from discontinued operations primarily comprises an increase to our indemnification liability related to the sale of SSL pursuant to the ViaSat Suit Settlement Agreement and Allocation Agreement, and, in 2012, we recorded a gain of $308.6 million, net of tax, on the sale of SSL, which closed on November 2, 2012.

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

Overview

Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations through its ownership interest in Telesat Canada (“Telesat”), a leading global fixed satellite services operator, with offices and facilities around the world. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations.

Loral holds a 62.7% economic interest and a 32.7% voting interest in Telesat as of December 31, 2016. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares.

At December 31, 2016, Telesat, with approximately $3.2 billion of backlog, provided satellite services to customers from its fleet of 15 in-orbit satellites. In addition, Telesat owns the Canadian payload on the ViaSat-1 satellite, has two other geostationary satellites under construction and has an additional two prototype Ka-band satellites under construction which will be deployed in low earth orbit (“LEO”). These LEO prototypes are expected to be launched in 2017 as the first phase of Telesat’s planned global LEO constellation that it is currently developing. Telesat also manages the operations of additional satellites for third parties.

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

Telesat’s desirable spectrum rights, commitment to providing the highest level of customer service, deep technical expertise and culture of innovation have enabled it to successfully develop its business to date. Leveraging these strengths and building on its existing contractual revenue backlog, Telesat’s focus is on profitably growing its business by increasing the utilization of its in-orbit satellites and, in a disciplined manner, deploying expansion satellite capacity where strong market demand is anticipated. Telesat currently has under construction two geostationary satellites, Telstar 18 VANTAGE and Telstar 19 VANTAGE, and the aforementioned LEO prototype satellites.

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

In 2017, Telesat remains focused on increasing utilization of its existing satellites, the construction of its new satellites and identifying and pursuing opportunities to invest in expansion satellite capacity, all while maintaining operating discipline.

On November 17, 2016, Telesat entered into amended senior secured credit facilities which provide for term loan borrowings of $2.43 billion which mature on November 17, 2023 and revolving credit borrowings of up to $200 million (or Canadian dollar equivalent) which mature on November 17, 2021. Telesat also issued, through a private placement, $500 million of 8.875% senior notes which mature on November 17, 2024.

On November 17, 2016, Telesat repaid all outstanding amounts under its former senior secured credit facilities and its 6.0% senior notes.

On February 1, 2017, Telesat amended the senior secured credit facilities to effectively reprice the then outstanding term loan borrowings of $2.424 billion.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. During 2016, approximately 51% of Telesat’s revenues, 41% of its operating expenses, 90% of its interest expense and a majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2016, Telesat’s U.S. dollar denominated debt totaled $2.9 billion. As of December 31, 2016, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $122 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Sale of SSL

On November 2, 2012, Loral completed the Sale of SSL to MDA. Pursuant to the Purchase Agreement dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SSL, MDA and MDA Holdings, Loral agreed to indemnify MDA and its affiliates from certain damages in the ViaSat Suit brought in 2012 by ViaSat against Loral and SSL. On September 5, 2014, Loral, SSL and ViaSat entered into the Settlement Agreement pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SSL in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SSL from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provided, among other things, for payment by Loral and SSL to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017.

Following a mediation session held on December 1, 2014, Loral and MDA entered into the Allocation Agreement, pursuant to which Loral and MDA agreed that Loral was responsible for $45 million, and MDA and SSL were responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of December 31, 2016, Loral had paid $43.3 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat $11.2 million in 2016 and the final installment of $2.8 million in January 2017.

General

Our principal asset is our majority ownership interest in Telesat. In an effort to maximize shareholder value, we have been exploring, and are in discussions with PSP regarding, potential strategic transactions to alter the status quo in our ownership of Telesat. Subject to market conditions and the cooperation of PSP, we continue to explore the combination of Loral and Telesat into one public company and/or the sale of Loral in connection with a sale of Telesat. Also, as described more fully below, we have exercised our right to require that Telesat initiate a public offering, and we may further pursue this right in the event a combination transaction or a sale of Telesat is not likely to be achievable in a timely manner or on satisfactory terms. There can be no assurance as to whether or when we will be able to conclude any strategic transaction or that any strategic initiatives or transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative or transaction involving Telesat or Loral’s interest therein will be achieved.

In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and option holders. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution to our stockholders. There can be no assurance as to the amount and timing of any such distribution.

As mentioned above, we have the right under the Telesat Shareholders Agreement to require Telesat to conduct an initial public offering of its equity shares (a “Telesat IPO”), and, in July 2015, we exercised this right. Specifically, we requested that Telesat issue not more than 25 million newly issued shares of Telesat voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat’s Articles of Incorporation, both of which we believe are important for a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after a Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat. Telesat selected two co-managing underwriters and informed us that it will work to implement a Telesat IPO pending our agreement with PSP on governance matters following a Telesat IPO. To date, no such agreement has been reached. In the event a combination transaction that we are pursuing or a sale of Telesat as described above is not likely to be achievable in a timely manner or on satisfactory terms, we may further pursue our right to a Telesat IPO. There can be no assurance as to whether, when or on what terms a Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat’s Articles of Incorporation may occur or that any particular economic, tax, structural or other objectives or benefits with respect to a Telesat IPO will be achieved. If a Telesat IPO is expected to proceed under unfavorable terms or at an unfavorable price, we may withdraw our demand for a Telesat IPO.

Depending upon the outcome of the strategic initiatives discussed above, we may assert certain claims against PSP for actions we believe violated our rights relating to the affairs of Telesat under the Telesat Shareholders Agreement and otherwise. In response to our claims, PSP has informed us that it believes that it may have claims against us, although we are not aware of the legal or factual basis for any such claims. We and PSP have agreed that, pending the outcome of our discussions relating to Telesat, it would be beneficial to delay the commencement of any action relating to either party’s claims and have entered into an agreement (the “Tolling Agreement”) which preserves the parties’ rights to assert against one another legal claims relating to Telesat. We also included Telesat as a party to the Tolling Agreement because, as a technical matter of Canadian law and for purposes of potentially seeking equitable relief, Telesat may be a necessary party. There can be no assurance that if the Tolling Agreement lapses that we and PSP will not pursue legal claims against one another relating to Telesat. If we pursue claims against PSP, there can be no assurance that our claims will be successful or that the relief we seek will be granted. If PSP pursues claims against us, there can be no assurance that PSP will not prevail on its claims.

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

2016 Compared with 2015 and 2015 Compared with 2014

The following compares our consolidated results for 2016, 2015 and 2014 as presented in our financial statements:

General and Administrative Expenses

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
General and administrative expenses	$6,726	$6,530	$5,330

General and administrative expenses increased by $0.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to $0.8 million of income earned during the year ended December 31, 2015 under the ViaSat-1 revenue share arrangement with Telesat which expired in December 2015 (see Note 15 to the financial statements) and a $0.3 million increase in professional fees, partially offset by pension charges to XTAR of $0.4 million for the year ended December 31, 2016, a $0.3 million reduction in accrued expenses and a $0.2 million reduction in consulting charges.

General and administrative expenses increased by $1.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to (i) a $0.9 million increase in postretirement benefit expense resulting from the settlement of certain retiree medical liabilities, a higher pension insurance premium charged by the PBGC and amortization of actuarial losses incurred in 2014, (ii) a $0.2 million decrease in the ViaSat-1 revenue share due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue and (iii) a $0.2 million increase in consulting charges.

Interest and Investment Income

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest and investment income	$194	$138	$581

Interest and investment income for 2016 and 2015 consists primarily of interest on our cash balance. The decrease from 2014 to 2015 was primarily the result of a $33.7 million principal payment received on March 31, 2015. The principal payment related to a promissory note received in connection with the Sale (the “Land Note”).

Other Expense

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Other expense	$1,449	$3,779	$3,266

Other expense for the years ended December 31, 2016, 2015 and 2014 is primarily comprised of expenses related to the evaluation of strategic initiatives. See Overview – General.

Income Tax (Provision) Benefit

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income tax (provision) benefit	$(28,507)	$45,476	$8,105

For 2016, we recorded a current tax benefit of $1.0 million and a deferred tax provision of $29.5 million, resulting in a total tax provision of $28.5 million on a pre-tax loss from continuing operations of $8.0 million. For 2015, we recorded a current tax benefit of $5.8 million and a deferred tax benefit of $39.7 million, resulting in a total tax benefit of $45.5 million on a pre-tax loss from continuing operations of $10.2 million. For 2014, we recorded a current tax provision of $2.2 million and a deferred tax benefit of $10.3 million, resulting in a total tax benefit of $8.1 million on a pre-tax loss from continuing operations of $8.0 million. The deferred tax (provision) benefit for each period included the impact of equity in net income (loss) of affiliates from our consolidated statement of operations.

For each period presented, the statute of limitations for the assessment of additional tax expired with regard to several of our federal and state UTPs and certain other UTPs were settled. As a result, the reduction to our liability for UTPs provided a current tax benefit, partially offset by an additional provision for the potential payment of interest on our remaining UTPs.

In December 2014, we received a $10.6 million tax refund from the carryback of our 2013 federal tax loss against the taxes previously paid for 2012. For 2014, the current tax provision of $2.2 million included a reduction to the benefit recorded in 2013 from the carryback of this federal tax loss after having made lower contributions to our qualified pension plan in 2014 than originally anticipated. For 2014, the deferred tax benefit also included an increase to our federal NOL carryforward from the enhanced extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code. Without the Sale, we would not have remeasured the extraterritorial income exclusion because it would have provided only a minimal cash tax benefit.

Subsequent to the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net Income (Loss) of Affiliates

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Telesat	$84,078	$(74,329)	$24,698
XTAR	—	(30,463)	(26,200)
	$84,078	$(104,792)	$(1,502)

The following is a reconciliation of the changes in our investment in Telesat for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(In thousands)
Opening Balance, January 1,	$—	$74,329
Equity in net income (loss) of Telesat	140,604	(131,038)
Eliminations of affiliate transactions and related amortization	1,398	(1,215)
Unrecognized loss as of December 31, 2015	(57,924)	57,924
Proportionate share of Telesat other comprehensive (loss) income	3,045	20,827
Unrecognized other comprehensive income as of December 31, 2015	20,827	(20,827)
Ending balance, December 31,	$107,950	$—

As of December 31, 2016, we held a 62.7% economic interest and a 32.7% voting interest in Telesat. Loral’s equity in net income of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income or loss of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

As of December 31, 2015, we had an unrecorded equity loss in Telesat of $57.9 million, the amount by which our share of Telesat’s losses together with cash distributions we received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment in Telesat. In following the equity method of accounting, our investment balance in Telesat was reduced to zero as of December 31, 2015. In addition, our equity in Telesat’s other comprehensive income that we could not record as of December 31, 2015 was $20.8 million. We recognized this $57.9 million equity loss and our $20.8 million share in the equity of Telesat’s other comprehensive income in 2016.

Summary financial information for Telesat in accordance with U.S. GAAP in Canadian dollars and U.S. dollars for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 follows (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(In Canadian dollars)			(In U.S. dollars)
Statement of Operations Data:
Revenues	931,101	954,157	920,856	703,131	751,684	837,440
Operating expenses	(184,254)	(178,607)	(178,075)	(139,141)	(140,706)	(161,944)
Depreciation, amortization and stock-based compensation	(259,258)	(242,430)	(254,943)	(195,781)	(190,985)	(231,849)
Loss on disposition of long lived assets	(2,565)	(30)	(304)	(1,937)	(24)	(276)
Operating income	485,024	533,090	487,534	366,272	419,969	443,371
Interest expense	(192,393)	(176,165)	(200,563)	(145,288)	(138,783)	(182,395)
Loss on refinancing	(16,216)	—	—	(12,246)	—	—
Foreign exchange gain (loss)	90,999	(541,991)	(255,411)	68,719	(426,980)	(232,275)
Gain on financial instruments	1,290	9,914	77,931	974	7,810	70,872
Other income	6,078	4,661	3,056	4,590	3,672	2,779
Income tax provision	(77,827)	(94,499)	(67,025)	(58,772)	(74,447)	(60,954)
Net income (loss)	296,955	(264,990)	45,522	224,249	(208,759)	41,398
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.3253	1.2714	1.1001

	As of December 31,		As of December 31,
	2016	2015	2016	2015
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	911,785	786,202	678,361	568,106
Total assets	5,637,164	5,548,543	4,194,006	4,009,352
Current liabilities	207,226	259,465	154,173	187,488
Long-term debt, including current portion	3,868,252	4,108,490	2,877,950	2,968,776
Total liabilities	4,834,804	5,031,747	3,597,056	3,635,918
Shareholders’ equity	802,360	516,796	596,950	373,434
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.3441	1.3839

Telesat’s revenue decreased by $49 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to the unfavorable impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, lower enterprise revenue from customers in the energy and resource sector, the reduction in broadcast services for an international customer, lower equipment sales, a reduction in revenue from Canadian spectrum license fees and lower consulting activities, partially offset by higher revenue from certain government services. Telesat’s revenue excluding foreign exchange impact decreased by $34 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Telesat’s revenue decreased by $86 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, lower revenue from customers in the energy and resource industries and lower equipment sales. Telesat’s revenue, excluding foreign exchange impact, would have decreased by $29 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Telesat’s operating income decreased by $54 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to the revenue decrease described above, a $11.9 million expense related to development of LEO satellites in 2016, increased depreciation expense resulting from the first full year of depreciation for the Telstar 12 VANTAGE satellite which entered service in December 2015 and increased performance-based compensation and certain employee benefits expenses, partially offset by the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, lower third party satellite capacity expenses, lower in-orbit insurance expenses, lower Canadian spectrum license fees, lower equipment sales and lower depreciation expense due to the end of the useful lives, for accounting purposes, of the Nimiq 2 and Anik F1 satellites in February 2015 and February 2016, respectively. Telesat’s operating income excluding foreign exchange impact decreased by $51 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

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

Loss on refinancing of $12.2 million for the year ended December 31, 2016 primarily represents the write-off of deferred financing costs, interest rate floors, prepayment option and premiums on Telesat’s former senior secured credit facilities and 6.0% senior notes as a result of the refinancing in November 2016.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2016, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2016, Telesat’s U.S. dollar denominated debt totaled $2.9 billion. As of December 31, 2016, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $122 million. This analysis assumes all other variables, in particular interest rates, remain constant.

The equity losses in XTAR, our 56% owned joint venture, represent our share of XTAR losses incurred in connection with its operations and other-than-temporary impairment of our investment in XTAR due to a decline in its fair value.

As of December 31, 2016 and 2015, the carrying value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. We recorded non-cash impairment charges of $21.2 million and $18.7 million for the years ended December 31, 2015 and 2014, respectively, related to our investment in XTAR. The impairment charge recorded in 2014 was primarily due to a decline in XTAR’s revenues by approximately 17% from 2013 to 2014 resulting in a reassessment of our revenue expectations for future years. In 2015, we recorded additional impairment charges of $21.2 million primarily as a result of an increase in the discount rate used to value our investment in XTAR and reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015.

Loss from Discontinued Operations, net of tax

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Loss from discontinued operations, net of tax	$(370)	$(778)	$(24,402)

Adjustments to amounts previously reported in discontinued operations and interest expense that is directly related to the Sale are classified as discontinued operations for the years ended December 31, 2016, 2015 and 2014. Loss from discontinued operations in 2016 and 2015 primarily comprises interest expense of $0.6 million and $1.4 million, respectively, on the ViaSat Settlement Agreement and the Allocation Agreement, net of an income tax benefit of $0.2 million and $0.5 million, respectively. In 2014, loss from discontinued operations primarily comprises an increase to our indemnification liability of $38.8 million pursuant to the ViaSat Suit Settlement Agreement and the Allocation Agreement and is net of an income tax benefit of $14.5 million.

Backlog

Telesat’s backlog as of December 31, 2016 and 2015 was $3.2 billion and $3.5 billion, respectively. It is expected that approximately 17% of satellite services backlog will be recognized as revenue by Telesat during 2017. As of December 31, 2016, Telesat had received approximately $291 million of customer prepayments.

Critical Accounting Matters

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income (loss) reported for the period. Actual results could differ from estimates.

Investments in Affiliates

Ownership interests in Telesat and XTAR are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Our equity in net income or loss also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat and XTAR, on satellites we constructed for Telesat and XTAR during the period in which we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary. As of December 31, 2016 and 2015, the carrying value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary.

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

These provisions are applicable to all of our assets and liabilities that are measured and recorded at fair value.

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at December 31, 2016:

	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents: Money market funds	$35,514	$—	$—
Other current assets:
Indemnification - Sale of SSL	$—	$—	$2,410
Liabilities
Long term liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$357

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of December 31, 2016.

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

The asset resulting from the indemnification relating to the sale of SSL is for certain pre-closing taxes and reflects the excess of payments since inception over the estimated liability, which was originally determined using the fair value objective approach. The estimated liability for indemnifications relating to the sale of our ownership interests in Globalstar do Brasil S.A. (“GdB”), originally determined using expected value analysis, is net of payments since inception.

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

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. The discount rate determined on this basis for the qualified pension plan and other employee postretirement benefit costs was 4.0% and 4.25% as of December 31, 2016 and 2015, respectively.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments, fixed income investments and real assets. Both equity and fixed income investment types may include alternative investments which are permitted to be up to 20% of total plan assets. Pension plan assets are primarily managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment managers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 56.5% in liquid return-seeking investments, 29% in fixed income investments and 14.5% in alternative investments. The expected long-term rate of return on plan assets was 7.00% for 2016 and 7.25% for 2015 and 2014. For 2017, we will use an expected long-term rate of return of 6.75%.

Pension and other employee postretirement benefit costs included in income from continuing operations in 2017 are expected to be approximately $1.5 million, the same amount as in 2016. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased the qualified pension and other employee postretirement benefit costs by approximately $0.1 million and $0.1 million, respectively, in 2016.

The benefit obligations for pensions and other employee postretirement benefits exceeded the fair value of plan assets by $18.5 million at December 31, 2016. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

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

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.7% economic interest in Telesat. We also have a 56% economic interest in XTAR. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting. As of December 31, 2016, the value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary.

Loral has no debt. Telesat has third party debt with financial institutions. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR is required to make payments of $5 million per year to pay down the outstanding restructured lease balance. As of December 31, 2016 and 2015, XTAR had deferred payment of liabilities to Hisdesat of $28.8 million and $17.7 million, respectively, for lease payments, including the restructured lease payments. The Company has not provided a guarantee for the debt of Telesat or XTAR.

Cash is maintained at Loral, Telesat and XTAR to support the operating needs of each respective entity. The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants relating to its debt and its shareholder agreement. The ability of XTAR to pay dividends and management fees in cash to Loral is governed by its operating agreement.

Cash and Available Credit

At December 31, 2016, Loral had $37.5 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of December 31, 2016 decreased by $21.4 million from December 31, 2015 due primarily to $11.2 million in payments to ViaSat pursuant to the Settlement Agreement and Allocation Agreement, corporate expenses of $5.3 million, adjusted for changes in working capital and net of consulting fees from Telesat, postretirement benefits funding of $2.2 million, payments of $1.6 million related to strategic initiatives and other indemnification payments of $1.1 million. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used in Operating Activities,” “Net Cash (Used in) Provided by Investing Activities,” and “Net Cash (Used in) Provided by Financing Activities.”

The Company did not have a credit facility as of December 31, 2016 and 2015.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures during 2017. We expect that our major cash outlays during 2017 will include one remaining payment under the Allocation Agreement, payments under employee benefit programs and general corporate expenses net of consulting fees from Telesat.

In the first quarter of 2017, we received a $242.7 million cash distribution from Telesat. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution to our shareholders. There can be no assurance as to the amount and timing of any such distribution.

Risks to Cash Flow

In the fourth quarter of 2012, we sold our former subsidiary, SSL, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA from liabilities with respect to certain pre-closing taxes the total amount of which has not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

Telesat

Cash and Available Credit

As of December 31, 2016, Telesat had CAD 782 million of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Cash Flows from Operating Activities

Cash generated from Telesat’s operating activities for the year ended December 31, 2016 was CAD 527 million, a CAD 105 million increase from the same period in the prior year. The increase was primarily due to customer prepayments and lower income taxes paid, partially offset by cash used for the repurchase of stock options.

Cash generated from operating activities for the year ended December 31, 2015 was CAD 422 million, a CAD 10 million increase compared to the prior year. The increase was primarily due to higher operating income, combined with lower interest payments and a positive change in working capital, partially offset by higher income taxes paid.

Cash Flows used in Investing Activities

Cash used in Telesat’s investing activities for the year ended December 31, 2016 was CAD 286 million. This consisted of cash used for the construction of the Telestar 18 VANTAGE and Telstar 19 VANTAGE satellites, acquisition of concession rights and intellectual property and for the acquisition of other property and equipment.

Cash used in Telesat’s investing activities for the year ended December 31, 2015 was CAD 194 million. This consisted of expenditures on satellite programs for the completion and launch of the Telstar 12 VANTAGE satellite in December 2015 and for the beginning of construction of the Telstar 19 VANTAGE and Telstar 18 VANTAGE satellites and for the acquisition of other property and equipment.

Cash used in investing activities for the year ended December 31, 2014 was CAD 95 million. This consisted of expenditures for the on-going construction of the Telstar 12 VANTAGE satellite and for the acquisition of property and other equipment, net of proceeds from the sale of assets.

Cash Flows used in Financing Activities

Cash used in Telesat’s financing activities for the year ended December 31, 2016 was CAD 140 million. This was primarily related to the repayment of the former secured credit facilities and 6.0% senior notes and payment of debt issuance costs upon refinancing in November 2017, mandatory repayments made on its senior credit facilities and satellite performance incentive payments. These outflows were partially offset by Telesat’s proceeds from the new senior secured credit facilities and 8.875% senior notes.

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

In addition, cash (used) generated by exchange rate changes was CAD (9.8) million, CAD 45 million and CAD 19 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Consolidated Operating Results – Equity in Net Income (Loss) of Affiliates for exchange rate information.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of December 31, 2016, cash flows from operating activities, and drawings on the available lines of credit under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

The construction of any satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs will be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on available lines of credit under Telesat’s new revolving credit facility. In addition, Telesat may sell certain satellite assets and, in accordance with the terms and conditions of Telesat’s senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under Telesat’s senior secured credit facilities. Subject to market conditions and subject to compliance with the terms and conditions of its senior secured credit facilities and the financial leverage covenant tests therein, Telesat may also have the ability to obtain additional secured or unsecured financing to fund current or future satellite construction. Telesat’s ability to access these sources of funding, however, is not guaranteed, and therefore, Telesat may not be able to fully fund additional replacement or new satellite construction programs.

Debt

Components of Telesat’s total debt of approximately $2.9 billion and $3.0 billion as of December 31, 2016 and 2015, respectively, were as follows:

			December 31,
	Maturity	Currency	2016	2015
			(In CAD thousands)
Former senior secured credit facilities:
Revolving credit facility		CAD or USD equivalent	—	—
Term Loan A		CAD	—	375,000
Term Loan B - Canadian facility		CAD	—	136,150
Term Loan B - U.S. facility		USD	—	2,349,505
Senior secured credit facilities:
Revolving credit facility	November 2021	USD or CAD equivalent	—	—
Term Loan B - U.S. facility	November 2023	USD	3,257,998	—
6.0% Senior notes		USD	—	1,245,510
8.875% Senior notes	November 2024	USD	672,050	—
			3,930,048	4,106,165
Less: Deferred financing costs, interest rate floors and prepayment options			(78,410)	(42,944)
Total debt under international financial reporting standards			3,851,638	4,063,221
U.S. GAAP adjustments			16,614	45,269
Total debt under U.S. GAAP			3,868,252	4,108,490
Current portion			24,438	102,412
Long term portion			3,843,814	4,006,078

On November 17, 2016, Telesat entered into amended senior secured credit facilities which provide for term loan borrowings of $2.43 billion which mature on November 17, 2023 and revolving credit borrowings of up to $200 million (or Canadian dollar equivalent) which mature on November 17, 2021. Telesat also issued, through a private placement, $500 million of 8.875% senior notes which mature on November 17, 2024.

On November 17, 2016, Telesat repaid all outstanding amounts under its former senior secured credit facilities and its 6.0% senior notes.

On February 1, 2017, Telesat amended the senior secured credit facilities to effectively reprice the then outstanding term loan borrowings of $2.424 billion.

Senior Secured Credit Facilities

The obligations under Telesat’s new credit agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest in the assets of Telesat and certain of its subsidiaries (the ‘‘Guarantors’’). The credit agreement contains covenants that restrict the ability of Telesat and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sale-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The credit agreement also requires Telesat and the Guarantors to comply with a maximum first lien leverage ratio and contains customary events of default and affirmative covenants, including an excess cash sweep, that may require Telesat to repay a portion of the outstanding principal under its senior secured credit facilities prior to the stated maturity.

Telesat’s senior secured credit facilities are comprised of the following facilities:

i	— Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing on November 17, 2021. Loans under the Revolving Facility bear interest at a floating rate plus an applicable margin ranging from 1.50% to 2.00% for prime rate and Alternative Base Rate loans and ranging from 2.50% to 3.00% for Bankers Acceptance and Eurodollar loans. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. The Revolving Facility currently has an unused commitment fee of 40 basis points. As of December 31, 2016, other than approximately $0.1 million in drawings related to letters of credit, there were no borrowings under this facility.

ii	— Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (‘‘U.S. TLB Facility’’) is a $2.430 billion loan maturing on November 17, 2023. As of December 31, 2016, $2.424 billion of this facility was outstanding, which represents the full amount available following mandatory repayments. The outstanding borrowings under Telesat’s U.S. TLB Facility bear interest at a floating rate of LIBOR, but not less than 0.75%, plus an initial applicable margin of 3.75%. On February 1, 2017, Telesat amended the senior secured credit facilities to reduce the applicable margin to 3.00%. The mandatory principal repayments on U.S. TLB Facility are one quarter of 1.00% of the original amount of the loan, which must be paid on the last day of each quarter.

Senior Notes

Telesat’s senior notes of $500 million bear interest at an annual rate of 8.875% and are due November 17, 2024. They include covenants or terms that restrict Telesat’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, investments or acquisitions, enter into certain transactions with affiliates, modify or cancel Telesat’s satellite insurance, effect mergers with another entity, and redeem Telesat’s senior notes, without penalty, before November 15, 2022, in each case subject to exceptions provided in the senior notes indenture.

As of December 31, 2016, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing the senior notes.

Debt Service Cost

Telesat’s interest expense for the year ending December 31, 2016 was approximately CAD 192.4 million.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of December 31, 2016, Telesat had no outstanding interest rate swaps. During 2016, Telesat had an interest rate swap to fix interest on $250 million of Canadian dollar denominated indebtedness which matured in June 2016 and another to fix interest on $300 million of U.S. dollar denominated indebtedness which matured in September 2016.

In July 2016, Telesat entered into four forward foreign exchange contracts which required it to pay $7 million Canadian dollars to receive 4 million British Pounds Sterling. One forward foreign exchange contract which required Telesat to pay $3 million Canadian dollars to receive 1 million British Pounds Sterling matured in September 2016. The remaining contracts mature between January and February 2017. The fair value of the forward foreign exchange contracts was insignificant as of December 31, 2016.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of December 31, 2016 was CAD 28.4 million.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of satellites and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 179 million as of December 31, 2016. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or funds available under the Revolving Facility.

Contractual Obligations and Other Commercial Commitments

The following table aggregates Loral’s contractual obligations and other commercial commitments as of December 31, 2016 (in thousands).

Contractual Obligations:

	Payments Due by Period (3)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
SSL indemnification (1)	$2,809	$2,809	$—	$—	$—
Lease payments(2)	292	292	—	—	—

(1)	Represents final payment to ViaSat pursuant to the Settlement Agreement among Loral, MDA, SSL and ViaSat and the Allocation Agreement between Loral and MDA.

(2)	Represents future minimum payments under operating leases.

(3)	Does not include our liabilities for uncertain tax positions of $69 million. Because the timing of future cash outflows associated with our liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 8 to the financial statements). Does not include obligations for pension and other postretirement benefits, for which we are required to make employer contributions of approximately $2.4 million in 2017. We also expect to make employer contributions to our plans in future years.

Net Cash Used in Operating Activities

The following summarizes Loral’s cash used in operating activities for the three years in the period ended December 31, 2016:

Net cash used in operations was $21.2 million for the year ended December 31, 2016.

Net cash used in operating activities by continuing operations was $9.6 million for the year ended December 31, 2016, consisting primarily of a $6.0 million cash use attributable to income from continuing operations adjusted for non-cash operating items, a $1.6 million decrease in pension and other postretirement liabilities, a $1.6 million decrease in long-term liabilities and a $0.4 million decrease in accrued expenses.

Net cash used by operating activities from discontinued operations was $11.7 million for the year ended December 31, 2016 representing $11.2 million of payments to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement and a $0.5 million indemnification payment for pre-closing taxes pursuant to the Purchase Agreement.

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

Net cash used in operating activities by discontinued operations was $26.7 million for the year ended December 31, 2014 consisting primarily of net payments of $20.8 million to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement and payment of $10.8 million of indemnified litigation costs related to the ViaSat Suit, partially offset by reimbursement by SSL of its $5.4 million final share of litigation costs related to the ViaSat Suit.

Net Cash (Used in) Provided by Investing Activities

The following summarizes Loral’s cash (used in) provided by investing activities for the years ended December 31, 2015 and 2014:

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

Net Cash (Used in) Provided by Financing Activities

Loral’s net cash (used in) provided by financing activities was $(0.1) million, $2.6 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, consisting of adjustments to excess tax benefits associated with stock-based compensation.

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

Other

Loral’s operating cash flows for 2016 included contributions of approximately $2.2 million to the qualified pension plan. Operating cash flows for 2015 included contributions of approximately $2.7 million to the qualified pension plan and payments of approximately $1.0 million to participants related to the reduction of retiree medical benefits. Operating cash flows for 2014 included contributions of approximately $4.1 million to the qualified pension plan.

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

Loral had no derivative instruments as of December 31, 2016.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on Telesat’s U.S. dollar denominated debt financing and cash and cash equivalents. As of December 31, 2016, Telesat’s U.S. dollar denominated debt totaled $2.9 billion. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

Telesat’s main currency exposures as of December 31, 2016 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables, deferred satellite performance incentive payments and debt financing.

For the year ended December 31, 2016, approximately 51% of Telesat’s revenues, 41% of its operating expenses, 90% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of December 31, 2016, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $122 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Telesat uses the following instruments, as required:

•	forward currency contracts to hedge foreign currency risk on anticipated cash flows, mainly related to the construction of satellites and interest payments;

•	Currency derivative instruments to hedge the foreign exchange risk on its U.S. dollar denominated indebtedness; and

•	interest rate swaps to hedge the interest rate risk related to its indebtedness.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our president and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our president and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

New York, New York

We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated March 6, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 6, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of February 17, 2017.

Name	Age	Position

Avi Katz	58	President, General Counsel and Secretary since December 2012. Senior Vice President, General Counsel and Secretary from January 2008 to December 2012.

John Capogrossi	63	Vice President, Chief Financial Officer and Treasurer since January 2016. Vice President, Chief Financial Officer, Treasurer and Controller from March 2013 to January 2016. Vice President and Controller from January 2008 to March 2013.

Ravinder S. Girgla	53	Vice President and Controller since January 2016. Deputy Controller from February 2013 to January 2016. Assistant Controller from July 2008 to February 2013.

The remaining information required under Item 10 will be presented in the Company’s 2017 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required under Item 11 will be presented in the Company’s 2017 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12 will be presented in the Company’s 2017 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under Item 13 will be presented in the Company’s 2017 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2017 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(6)

3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(4)

3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(8)

10.1	Purchase Agreement, dated as of June 26, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(14)

10.2	Amendment No. 1 to the Purchase Agreement, dated as of October 30, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(15)

10.3	Amendment No. 2 to Purchase Agreement, dated March 28, 2013, by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(19)

10.4	Shareholders Agreement, dated as of October 31, 2007, between Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Space & Communications Holdings Corporation, Loral Holdings Corporation, Loral Skynet Corporation, John P. Cashman, Colin D. Watson, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat and MHR Fund Management LLC(2)

10.5	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat(2)

10.6	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(2)

10.7	Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(2)

10.8	Amended and Restated Registration Rights Agreement dated December 23, 2008 by and among Loral Space & Communications Inc. and the Persons Listed on the Signature Pages Thereof(4)

10.9	Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.(7)

10.10	Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(3)

10.11	General Release dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡

10.12	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡

10.13	General Release and Separation Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(16) ‡

10.14	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(16) ‡

Exhibit Number	Description

10.15	General Release and Separation Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(18) ‡

10.16	Consulting Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(18) ‡

10.17	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(1) ‡

10.18	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(4) ‡

10.19	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(5) ‡

10.20	Form of Director 2009 Restricted Stock Unit Agreement(9) ‡

10.21	Form of Director 2010 Restricted Stock Unit Agreement(10) ‡

10.22	Form of Director 2011 Restricted Stock Unit Agreement(13) ‡

10.23	Form of Director 2012 Restricted Stock Unit Agreement(17) ‡

10.24	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011)(12) ‡

10.25	Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(11) ‡

10.26	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(11) ‡

10.27	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(11) ‡

10.28	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(20) ‡

10.29	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(20) ‡

10.30	Grant Agreement, dated as of January 28, 2016, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(24) ‡

10.31	Settlement Agreement, dated September 5, 2014, by and among ViaSat, Inc., Space Systems/Loral, LLC (f/k/a Space Systems/Loral, Inc.), Loral Space & Communications Inc., and (with respect to Section 4.2) MacDonald, Dettwiler and Associates Ltd.(21)

10.32	Release Agreement, dated September 5, 2014, by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(21)

10.33	MDA/Loral Dispute Resolution, dated December 1, 2014, by and between Loral Space & Communications Inc. and MacDonald, Dettwiler and Associates Ltd.(22)

Exhibit Number	Description

14.1	Code of Conduct, Revised as of January 19, 2016(23)

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

23.2	Consent of Deloitte LLP†

31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

99.1	Certificate and Articles of Amalgamation of Telesat Canada, dated as of January 1, 2017(29)

99.2	By-Law No. 1 of Telesat Canada, dated as of January 1, 2017(29)

99.3	Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(25)

99.4	Amendment No. 1, dated as of April 2, 2013, to the Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(26)

99.5	Amendment No. 2, dated as of November 17, 2016, to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(27)

99.6	Amendment No. 3 dated December 19, 2016 to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, as further amended by Amendment No. 2 on November 17, 2016, by and among Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(28)

99.7	Amendment No. 4 dated February 1, 2017 to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, as further amended by Amendment No. 2 on November 17, 2016, and as further amended by Amendment No. 3 on December 19, 2016, by and among Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(28)

99.8	Indenture, dated November 17, 2016, with respect to Telesat Canada’s 8.875% Senior Notes due 2024, among Telesat Holdings Inc., Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto, and The Bank of New York Mellon, as Trustee(25)

99.9	First Supplemental Indenture, dated as of December 29, 2016, with respect to Telesat Canada’s 8.875% Senior Notes due 2024, among Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto and The Bank of New York Mellon, as Trustee(29)

101	Interactive Data Files†
(101.INS) XBRL Instance Document
(101.SCH) XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
(101.CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008.
(5)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2009.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2009.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2011.
(12)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2012.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 5, 2012.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 17, 2012.
(17)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 1, 2013.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2013.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2013.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2013.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2014.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 3, 2014.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 22, 2016.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 29, 2016.
(25)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on March 29, 2012.
(26)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Holdings Inc. on April 2, 2013.
(27)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Holdings Inc. on November 17, 2016.
(28)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada (formerly Telesat Holdings Inc.) on February 2, 2017.
(29)	Incorporated by reference from the Annual Report on Form 20-F filed by Telesat Canada (formerly Telesat Holdings Inc.) on March 2, 2017.

†	Filed herewith.
‡	Management contract or compensatory plan, contract or arrangement with directors or named executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ Avi Katz
Avi Katz

President, General Counsel & Secretary
Dated: March 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive	March 6, 2017
Mark H. Rachesky, M.D.	Chairman of the Board

/s/ MICHAEL B. TARGOFF	Director, Vice Chairman of the Board	March 6, 2017
Michael B. Targoff

/s/ JOHN D. HARKEY, JR.	Director	March 6, 2017
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	March 6, 2017
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	March 6, 2017
John P. Stenbit

/s/ JANET T. YEUNG	Director	March 6, 2017
Janet T. Yeung

/s/ AVI KATZ	President, General Counsel & Secretary	March 6, 2017
Avi Katz	(Principal Executive Officer)

/s/ JOHN CAPOGROSSI	Vice President, Chief Financial Officer and Treasurer	March 6, 2017
John Capogrossi	(Principal Financial Officer)

/s/ RAVINDER S. GIRGLA	Vice President and Controller	March 6, 2017
Ravinder S. Girgla	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Loral Space & Communications Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 6, 2017

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$37,458	$58,853
Other current assets	3,483	2,979
Total current assets	40,941	61,832
Investments in affiliates	107,950	—
Deferred tax assets	115,285	152,676
Other assets	55	110
Total assets	$264,231	$214,618

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$2,356	$2,376
Other current liabilities	3,772	12,055
Total current liabilities	6,128	14,431
Pension and other postretirement liabilities	18,433	18,119
Long-term liabilities	69,259	73,578
Total liabilities	93,820	106,128
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized, 21,581,572 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,020,129
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(826,460)	(873,660)
Accumulated other comprehensive loss	(13,836)	(28,698)
Total shareholders' equity	170,411	108,490
Total liabilities and shareholders' equity	$264,231	$214,618

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
General and administrative expenses	$(6,726)	$(6,530)	$(5,330)
Operating loss	(6,726)	(6,530)	(5,330)
Interest and investment income	194	138	581
Interest expense	(20)	(17)	(15)
Other expense	(1,449)	(3,779)	(3,266)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(8,001)	(10,188)	(8,030)
Income tax (provision) benefit	(28,507)	45,476	8,105
(Loss) income from continuing operations before equity in net income (loss) of affiliates	(36,508)	35,288	75
Equity in net income (loss) of affiliates	84,078	(104,792)	(1,502)
Income (loss) from continuing operations	47,570	(69,504)	(1,427)
Loss from discontinued operations, net of tax	(370)	(778)	(24,402)
Net income (loss)	$47,200	$(70,282)	$(25,829)

Net income (loss) per share:

Basic
Income (loss) from continuing operations	$1.54	$(2.25)	$(0.05)
Loss from discontinued operations, net of tax	(0.01)	(0.03)	(0.79)
Net income (loss)	$1.53	$(2.28)	$(0.84)

Diluted
Income (loss) from continuing operations	$1.50	$(2.25)	$(0.05)
Loss from discontinued operations, net of tax	(0.01)	(0.03)	(0.79)
Net income (loss)	$1.49	$(2.28)	$(0.84)

Weighted average common shares outstanding:
Basic	30,933	30,928	30,920
Diluted	31,008	30,928	30,920

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$47,200	$(70,282)	$(25,829)
Other comprehensive income (loss), net of tax:
Post-retirement benefits	(615)	523	(4,811)
Proportionate share of Telesat other comprehensive income (loss)	15,477	—	(3,494)
Other comprehensive income (loss) net of tax	14,862	523	(8,305)
Comprehensive income (loss)	$62,062	$(69,759)	$(34,134)

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2014	21,569	$216	9,506	$95	$1,015,656	154	$(9,592)	$(777,549)	$(20,916)	$207,910
Net loss								(25,829)
Other comprehensive loss									(8,305)
Comprehensive loss										(34,134)
Adjustment to tax benefit associated with stock-based compensation					1,864					1,864
Balance, December 31, 2014	21,569	216	9,506	95	1,017,520	154	(9,592)	(803,378)	(29,221)	175,640
Net loss								(70,282)
Other comprehensive income									523
Comprehensive loss										(69,759)
Settlement of restricted stock units	13	—			—					—
Adjustment to tax benefit associated with stock-based compensation					2,609					2,609
Balance, December 31, 2015	21,582	216	9,506	95	1,020,129	154	(9,592)	(873,660)	(28,698)	108,490
Net income								47,200
Other comprehensive income									14,862
Comprehensive income										62,062
Adjustment to tax benefit associated with stock-based compensation					(141)					(141)
Balance, December 31, 2016	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(826,460)	$(13,836)	$170,411

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$47,200	$(70,282)	$(25,829)
Loss from discontinued operations, net of tax	370	778	24,402
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash operating items (Note 2)	(53,567)	66,399	(8,276)
Changes in operating assets and liabilities:
Other current assets and other assets	140	25	(125)
Accrued expenses and other current liabilities	(376)	(988)	1,152
Income taxes receivable and payable	(187)	(834)	13,128
Pension and other postretirement liabilities	(1,563)	(3,504)	(3,930)
Long-term liabilities	(1,572)	(7,586)	(2,903)
Net cash used in operating activities – continuing operations	(9,555)	(15,992)	(2,381)
Net cash used in operating activities – discontinued operations	(11,694)	(12,762)	(26,743)
Net cash used in operating activities	(21,249)	(28,754)	(29,124)
Investing activities:
Tax indemnification recovery from affiliate	—	—	5,438
Capital expenditures	(5)	(102)	(4)
Net cash (used in) provided by investing activities – continuing operations	(5)	(102)	5,434
Receipt of principal, Land Note - discontinued operations	—	33,667	67,333
Net cash (used in) provided by investing activities	(5)	33,565	72,767
Financing activities:
Adjustment to tax benefit associated with stock based-based compensation	(141)	2,609	1,864
Net cash (used in) provided by financing activities – continuing operations	(141)	2,609	1,864
Net cash provided by financing activities – discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(141)	2,609	1,864
(Decrease) increase in cash and cash equivalents	(21,395)	7,420	45,507
Cash and cash equivalents — beginning of period	58,853	51,433	5,926
Cash and cash equivalents — end of period	$37,458	$58,853	$51,433

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

Description of Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations through its ownership interest in Teleast Canada (“Telesat”), a leading global satellite services provider. Prior to and as of December 31, 2016, Telesat Canada was a subsidiary of, and Loral held its ownership interest in Telesat Canada through, Telesat Holdings Inc. Effective January 1, 2017, Telesat Holdings Inc. completed a corporate reorganization pursuant to which Telesat Holdings Inc. amalgamated with Telesat Interco Inc., a wholly owned subsidiary, and immediately thereafter the newly amalgamated company amalgamated with Telesat Canada. The continuing entity, existing under the laws of Canada, is named Telesat Canada.

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

Discontinued Operations

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”), to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SSL, MDA and MDA Holdings, Loral agreed to indemnify MDA and its affiliates from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat, Inc. (“ViaSat”) against Loral and SSL (see Note 14).

Adjustments to amounts previously reported in discontinued operations and interest expense that is directly related to the Sale are classified as discontinued operations in the statements of operations and cash flows for the years ended December 31, 2016, 2015 and 2014.

Investments in Affiliates

Ownership interests in Telesat and XTAR, LLC (“XTAR”) are accounted for using the equity method of accounting. Income and losses of affiliates are recorded based on our beneficial interest. Our equity in net income or loss also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat and XTAR, on satellites we constructed for them while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Cash and Cash Equivalents

As of December 31, 2016, the Company had $37.5 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$35,514	$—	$—	$53,129	$—	$—
Other current assets:
Indemnification - Sale of SSL	$—	$—	$2,410	$—	$—	$1,953
Liabilities
Long term liabilities
Indemnification - Globalstar do Brasil S.A.	$—	$—	$357	$—	$—	$1,006

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company does not have any non-financial assets or non-financial liabilities that are recognized or disclosed at fair value as of December 31, 2016.

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

The asset resulting from the indemnification relating to the sale of SSL is for certain pre-closing taxes and reflects the excess of payments since inception over the estimated liability, which was originally determined using a fair value objective approach. The estimated liability for indemnifications relating to the sale of our ownership interests in Globalstar do Brasil S.A. (“GdB”), originally determined using expected value analysis, is net of payments since inception.

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

Earnings per Share

Basic earnings per share are computed based upon the weighted average number of shares of voting and non-voting common stock outstanding during each period. Shares of non-voting common stock are in all respects identical to and treated equally with shares of voting common stock except for the absence of voting rights (other than as provided in Loral’s Amended and Restated Certificate of Incorporation which was ratified by Loral’s stockholders on May 19, 2009). Diluted earnings per share are based on the weighted average number of shares of voting and non-voting common stock outstanding during each period, adjusted for the effect of unvested or unconverted restricted stock units. For diluted earnings per share, earnings are adjusted for the dilutive effect of Telesat stock options.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Non-cash operating items:
Equity in net (income) loss of affiliates	$(84,078)	$104,792	$1,502
Deferred taxes	29,535	(39,694)	(10,276)
Depreciation and amortization	60	41	42
Amortization of prior service credit and actuarial loss	916	1,260	456
Net non-cash operating items – continuing operations	$(53,567)	$66,399	$(8,276)

Supplemental information:
Interest paid – continuing operations	$20	$314	$15
Interest paid – discontinued operations	$750	$1,549	$227
Tax payments (refunds), net - continuing operations	$153	$(233)	$(10,265)

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences. Under the new guidance, all excess tax benefits and tax deficiencies related to share-based payment transactions should be recognized in the current period as discrete adjustments to income tax expense or benefit in the income statement. Under previous U.S. GAAP, excess tax benefits were recognized in additional paid-in capital while tax deficiencies were recognized first as an offset to accumulated excess tax benefits, then as additional income tax expense. Also, under previous U.S. GAAP, excess tax benefits were not recognized until the related income tax deduction reduced income taxes payable. The new guidance is effective for the Company on January 1, 2017, with earlier application permitted in any interim or annual period. The Company is adopting the new guidance as of January 1, 2017 and upon adoption previously unrecognized excess tax benefits of $4.7 million will be recognized as a cumulative-effect adjustment to retained earnings (see Note 8).

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

In August 2014, the FASB issued a new standard – ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern - that will explicitly require management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. According to the new standard, substantial doubt about an entity’s ability to continue as a going concern exists if it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the entity’s financial statements are issued. In order to determine the specific disclosures, if any, that would be required, management will need to assess if substantial doubt exists, and, if so, whether its plans will alleviate such substantial doubt. The guidance, effective for the Company on December 31, 2016, did not have a material impact on our consolidated financial statements.

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	(Loss) Income	Loss
Balance at January 1, 2014	$(9,171)	$(11,745)	$(20,916)

Other comprehensive loss before reclassification	(5,147)	(3,494)	(8,641)
Amounts reclassified from accumulated other comprehensive loss	336	—	336
Net current-period other comprehensive loss	(4,811)	(3,494)	(8,305)
Balance at December 31, 2014	(13,982)	(15,239)	(29,221)

Other comprehensive loss before reclassification	(265)	—	(265)
Amounts reclassified from accumulated other comprehensive loss	788	—	788
Net current-period other comprehensive loss	523	—	523
Balance at December 31, 2015	(13,459)	(15,239)	(28,698)

Other comprehensive (loss) income before reclassification	(1,209)	15,477	14,268
Amounts reclassified from accumulated other comprehensive loss	594	—	594
Net current-period other comprehensive loss (income)	(615)	15,477	14,862
Balance at December 31, 2016	$(14,074)	$238	$(13,836)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of other comprehensive (loss) income and related tax effects are as follows (in thousands):

	Before-Tax Amount	Tax Benefit (Provision)	Net-of-Tax Amount
Year ended December 31, 2016
Postretirement Benefits:
Net actuarial loss and prior service credits	$(1,865)	$656	$(1,209)
Amortization of prior service credits and net actuarial loss	916 (a)	(322)	594
Postretirement benefits	(949)	334	(615)

Proportionate share of Telesat other comprehensive income (b)	23,872	(8,395)	15,477
Other comprehensive income	$22,923	$(8,061)	$14,862

Year ended December 31, 2015
Postretirement Benefits:
Net actuarial loss and prior service credits	$(424)	$159	$(265)
Amortization of prior service credits and net actuarial loss	1,260 (a)	(472)	788
Postretirement benefits	836	(313)	523

Proportionate share of Telesat other comprehensive (loss) gain	—	—	—
Other comprehensive income	$836	$(313)	$523

Year ended December 31, 2014
Postretirement Benefits:
Net actuarial loss and prior service credits	$(8,117)	$2,970	$(5,147)
Amortization of prior service credits and net actuarial loss	456 (a)	(120)	336
Postretirement benefits	(7,661)	2,850	(4,811)

Proportionate share of Telesat other comprehensive loss	(5,563)	2,069	(3,494)
Other comprehensive loss	$(13,224)	$4,919	$(8,305)

(a)	Reclassifications are included in general and administrative expenses.
(b)	Includes $20.8 million ($13.5 million, net of tax) share in the equity of Telesat’s other comprehensive income that we could not record in 2015 (see Note 6).

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Other Current Assets

Other current assets consist of (in thousands):

	December 31	December 31,
	2016	2015
Indemnification receivable from SSL for pre-closing taxes (see Note 14)	$2,410	$1,953
Due from affiliates	225	381
Prepaid expenses	192	169
Income taxes receivable	545	358
Other	111	118
	$3,483	$2,979

6. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	December 31,
	2016	2015
Telesat	$107,950	$—
XTAR	—	—
	$107,950	$—

Equity in net income (loss) of affiliates consists of (in thousands):

	Year Ended December 31,
	2016	2015	2014
Telesat	$84,078	$(74,329)	$24,698
XTAR	—	(30,463)	(26,200)
	$84,078	$(104,792)	$(1,502)

Telesat

As of December 31, 2016 and 2015, we held a 62.7% and 62.8% economic interest, respectively, and a 32.7% voting interest in Telesat. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares. Also in March 2016, a total of 1,253,477 vested stock options were repurchased by Telesat at fair value from Telesat management personnel and other employees for total cash consideration of CAD 24.7 million, of which CAD 18.7 million was paid to management personnel.

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

As of December 31, 2015, we had an unrecorded equity loss in Telesat of $57.9 million, the amount by which our share of Telesat’s losses together with cash distributions we received from Telesat exceeded our recorded cumulative equity in net income of Telesat and our initial investment. Accordingly, in following the equity method of accounting, our investment balance in Telesat was reduced to zero as of December 31, 2015. In addition, our equity in Telesat’s other comprehensive income that we could not record as of December 31, 2015 was $20.8 million. We recognized this $57.9 million equity loss and our $20.8 million share in the equity of Telesat’s other comprehensive income in 2016 as a result of the recognition of the suspended loss.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2016, we recorded an increase in equity in net income of affiliates of $3.0 million ($1.9 million, net of tax) that should have been recognized in prior years. As a result, net income per share (basic and diluted) increased $0.06 per share. During the year ended December 31, 2015, we recorded an increase to our equity in net loss of affiliates of $3.5 million ($2.2 million, net of tax) and an increase in other comprehensive income of $5.3 million that should have been recognized in prior years. As a result, net loss per share (basic and diluted) increased $0.07 per share. The 2016 non-cash adjustment relates primarily to an error in mark-to-market accounting for embedded foreign exchange derivatives in a Telesat customer contract. Changes in fair value of these embedded derivatives are required to be recognized under U.S. GAAP, but not under International Financial Reporting Standards, the basis of accounting used by Telesat. The 2015 non-cash adjustment consisted primarily of foreign exchange gains and losses. The Company has not revised previous financial statements for these adjustments based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

On November 17, 2016, Telesat entered into amended senior secured credit facilities which provide for term loan borrowings of $2.43 billion which mature on November 17, 2023 and revolving credit borrowings of up to $200 million (or Canadian dollar equivalent) which mature on November 17, 2021. Telesat also issued, through a private placement, $500 million of 8.875% senior notes which mature on November 17, 2024.

On November 17, 2016, Telesat repaid all outstanding amounts under its former senior secured credit facilities and its 6.0% senior notes.

On February 1, 2017, Telesat amended the senior secured credit facilities to effectively reprice the then outstanding term loan borrowings of $2.424 billion.

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of December 31, 2016, Telesat’s Total Leverage Ratio was 4.92:1.00. Telesat is permitted to pay annual consulting fees of $5 million to Loral in cash (see Note 15) and is permitted to make cash distributions of approximately $400 million to its shareholders and optionholders, of which Loral received cash of $242.7 million in the first quarter of 2017.

The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities is proportionately eliminated in determining our share of the net income or losses of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statement of Operations Data:
Revenues	$703,131	$751,684	$837,440
Operating expenses	(139,141)	(140,706)	(161,944)
Depreciation, amortization and stock-based compensation	(195,781)	(190,985)	(231,849)
Loss on disposition of long lived assets	(1,937)	(24)	(276)
Operating income	366,272	419,969	443,371
Interest expense	(145,288)	(138,783)	(182,395)
Loss on refinancing	(12,246)	—	—
Foreign exchange gain (loss)	68,719	(426,980)	(232,275)
Gain on financial instruments	974	7,810	70,872
Other income	4,590	3,672	2,779
Income tax provision	(58,772)	(74,447)	(60,954)
Net income (loss)	$224,249	$(208,759)	$41,398

	December 31,
	2016	2015
Balance Sheet Data:
Current assets	$678,361	$568,106
Total assets	4,194,006	4,009,352
Current liabilities	154,173	187,488
Long-term debt, including current portion	2,877,950	2,968,776
Total liabilities	3,597,056	3,635,918
Shareholders’ equity	596,950	373,434

Telesat had capital expenditures of $203.8 million, $152.5 million and $86.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

As of December 31, 2016 and 2015, the carrying value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. We recorded non-cash impairment charges of $21.2 million and $18.7 million for the years ended December 31, 2015 and 2014, respectively, related to our investment in XTAR. The impairment charge recorded in 2014 was primarily due to a decline in XTAR’s revenues by approximately 17% from 2013 to 2014 resulting in a reassessment of our revenue expectations for future years. In the third quarter of 2015, we recorded an impairment charge of $8 million primarily as a result of an increase in the discount rate used to value our investment in XTAR. We recorded an additional impairment charge of $13.2 million in the fourth quarter of 2015 primarily due to the reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment has been reduced to zero and we have no commitment to provide further financial support to XTAR.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders (the “Transponder Service”) requires payment by XTAR up to a maximum amount of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under the lease agreement (the “Spainsat Lease Agreement”), Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the Transponder Service. In September 2016, XTAR and Hisdesat amended the Spainsat Lease Agreement to, among other things, reduce for 2016 and 2017 the minimum capacity required to be leased by XTAR, and accordingly lease payments by XTAR for 2016 and 2017 were reduced from $26 million to $18.2 million. The 2016 reduction was retroactive to January 1, 2016. In January 2017, XTAR and Hisdesat again amended the Spainsat Lease Agreement to, among other things, reduce for 2017 the minimum capacity required to be leased by XTAR, and accordingly lease payments by XTAR for 2017 were reduced to $9.5 million. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through December 31, 2016 were $29.2 million. As of December 31, 2016 and 2015, XTAR has deferred payment of liabilities of $28.8 million and $17.7 million, respectively, for its lease obligation and Catch-Up Payments to Hisdesat. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR. The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement (see Note 15).

The following table presents summary financial data for XTAR for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statement of Operations Data:
Revenues	$18,550	$25,852	$29,171
Operating expenses	(24,123)	(31,933)	(31,367)
Depreciation and amortization	(8,589)	(8,874)	(9,257)
Operating loss	(14,162)	(14,955)	(11,453)
Net loss	(18,296)	(18,722)	(13,835)

	December 31,
	2016	2015
Balance Sheet Data:
Current assets	$6,364	$7,533
Total assets	36,008	44,793
Current liabilities	53,795	41,712
Total liabilities	75,395	68,126
Members’ equity	(39,387)	(23,333)

Other

As of December 31, 2016 and 2015, the Company held various indirect ownership interests in two foreign companies that currently serve as exclusive service providers for Globalstar service in Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral has written off its investments in these companies, and, because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies’ net losses.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Other Current Liabilities

Other current liabilities consists of (in thousands):

	December 31,
	2016	2015
SSL indemnification liability relating to ViaSat Suit settlement (see Note 14)	$2,801	$10,714
Accrued professional fees	665	871
Pension and other postretirement liabilities	108	120
Accrued liabilities	198	350
	$3,772	$12,055

8. Income Taxes

The (provision) benefit for income taxes on the loss from continuing operations before income taxes and equity in net income (loss) of affiliates consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
U.S. Federal	$(1,718)	$(1,089)	$(5,524)
State and local	2,981	7,106	3,573
Foreign	(235)	(235)	(220)
Total current	1,028	5,782	(2,171)
Deferred:
U.S. Federal	(26,337)	35,721	8,531
State and local	(3,198)	3,973	1,745
Total deferred	(29,535)	39,694	10,276
Total income tax (provision) benefit	$(28,507)	$45,476	$8,105

Our current tax (provision) benefit includes a decrease (increase) to our liability for UTPs for (in thousands):

	Year Ended December 31,
	2016	2015	2014
Decrease to unrecognized tax benefits	$2,477	$4,921	$3,062
Interest expense	(2,011)	(103)	(1,757)
Penalties	387	1,393	1,250
Total	$853	$6,211	$2,555

The deferred tax (provision) benefit for each period included the impact of equity in net income (loss) of affiliates from our consolidated statement of operations.

For each period presented, the statute of limitations for the assessment of additional tax expired with regard to several of our federal and state UTPs and certain other UTPs were settled. As a result, the reduction to our liability for UTPs provided a current tax benefit, partially offset by an additional provision for the potential payment of interest on our remaining UTPs.

For 2014, the current tax provision of $2.2 million included a reduction to the benefit recorded in 2013 from the carryback of our federal tax loss after having made lower contributions to our qualified pension plan in 2014 than originally anticipated. The deferred tax benefit also included an increase to our federal NOL carryforward from the enhanced extraterritorial income exclusion provided by former section 114 of the Internal Revenue Code. Without the Sale, we would not have remeasured the extraterritorial income exclusion because it would have provided only a minimal cash tax benefit.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the (provision) benefit for income taxes on the loss from continuing operations presented above, we also recorded the following items (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax benefit on loss from discontinued operations	$200	$450	$14,482
Adjustment to tax benefit associated with stock-based compensation recorded to paid-in-capital	(141)	2,609	1,864
Deferred tax (provision) benefit for adjustments in other comprehensive loss (see Note 3)	(8,061)	(313)	4,919

Until December 31, 2016, the Company used the with-and-without approach of determining how and when excess tax benefits from stock-based compensation had been realized and recorded to paid-in-capital. Effective January 1, 2017, the Company is adopting ASU No. 2016-09 for the recognition of both previously unrecognized and future tax benefits from stock-based compensation (see Note 2).

The (provision) benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate on the loss from continuing operations before income taxes and equity in net income (loss) of affiliates because of the effect of the following items (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax benefit at U.S. Statutory Rate of 35%	$2,800	$3,566	$2,811
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	(4,588)	7,821	4,497
Equity in net income (loss) of affiliates	(29,427)	36,677	526
Extraterritorial income exclusion	—	—	3,468
Provision for unrecognized tax benefits	(1,113)	(708)	(833)
Interest on deferred installment sale	—	—	(216)
Nondeductible expenses	(586)	(1,411)	(1,359)
Change in valuation allowance	4,565	(307)	(624)
Foreign income taxes	(153)	(153)	(143)
Other, net	(5)	(9)	(22)
Total income tax (provision) benefit	$(28,507)	$45,476	$8,105

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at January 1	$72,298	$78,333	$80,527
Increases related to prior year tax positions	1,525	1,955	2,141
Decreases related to prior year tax positions	—	—	(423)
Decreases as a result of statute expirations	(5,674)	(6,876)	(3,043)
Decreases as a result of tax settlements	—	(1,114)	(869)
Balance at December 31	$68,149	$72,298	$78,333

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2012. Earlier years related to certain foreign jurisdictions remain subject to examination. Various federal, state and foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our state income tax returns filed for 2012, potentially resulting in a $14.0 million reduction to our unrecognized tax benefits. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SSL for taxes related to periods prior to the closing of the transaction.

Our liability for UTPs decreased from $69.5 million at December 31, 2015 to $68.7 million at December 31, 2016 and is included in long-term liabilities in the consolidated balance sheets. At December 31, 2016, we have accrued $7.6 million and $6.0 million for the potential payment of tax-related interest and penalties, respectively. If our positions are sustained by the taxing authorities, approximately $30.2 million of the tax benefits will reduce the Company’s income tax provision from continuing operations. Other than as described above, there were no significant changes to our unrecognized tax benefits during the year ended December 31, 2016, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

In connection with the acquisition of our ownership interest in Telesat, Loral indemnified Telesat for Loral Skynet tax liabilities relating to periods preceding 2007 and retained the benefit of tax recoveries related to the transferred assets. The unrecognized tax benefits related to the Loral Skynet subsidiaries were transferred to Telesat subject to the Telesat Indemnification. At December 31, 2016, Loral’s asset or liability for the Telesat Indemnification based upon the probable outcome of these matters is not expected to be material (see Notes 6 and 15).

At December 31, 2016, we had federal NOL carryforwards of $270.9 million, state NOL carryforwards, primarily California ($6.1 million) and New York ($2.2 million), and federal research credits of $1.2 million which expire from 2017 to 2036, as well as federal and state AMT and state research credit carryforwards of approximately $7.4 million that may be carried forward indefinitely.

The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code. Accordingly, use of our tax attributes, such as NOLs and tax credits generated prior to the ownership change, are subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors.

We assess the recoverability of our NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We continue to maintain our valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2016, we had a valuation allowance totaling $3.6 million against our deferred tax assets for certain tax credit and loss carryovers due to the limited carryforward periods. During 2016, the valuation allowance decreased by $4.6 million, which was recorded as a benefit to continuing operations in our statement of operations after a significant portion of our California NOL carryforward expired unutilized. Subsequent to the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2015, the valuation allowance increased by $0.3 million~~,~~ which was recorded as a provision to continuing operations in our statement of operations.

During 2014, the valuation allowance increased by $0.7 million~~,~~ of which 0.6 million was recorded as a provision to continuing operations in our statement of operations and $0.1 million was charged to other comprehensive loss.

The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss and tax credit carryforwards	$119,524	$117,676
Compensation and benefits	1,582	1,639
Indemnification liabilities	1,346	5,434
Other, net	219	2,023
Federal benefit of uncertain tax positions	7,528	7,818
Pension costs	5,984	6,294
Investments in and advances to affiliates	—	20,004
Total deferred tax assets before valuation allowance	136,183	160,888
Less valuation allowance	(3,647)	(8,212)
Deferred tax assets net of valuation allowance	132,536	152,676
Deferred tax liabilities:
Investments in and advances to affiliates	17,257	—
Total deferred tax liabilities	17,257	—
Net deferred tax assets	$115,279	$152,676

Classification on consolidated balance sheets:
Deferred tax assets	$115,285	$152,676
Long-term liabilities	(6)	—
Net deferred tax assets	$115,279	$152,676

9. Long-Term Liabilities

Long term liabilities consists of (in thousands):

	December 31,
	2016	2015
SSL indemnification liability relating to ViaSat Suit settlement (see Note 14)	$—	$2,754
Indemnification liabilities - other (see Note 14)	357	1,006
Deferred tax liability	6	—
Liabilities for uncertain tax positions	68,658	69,511
Other	238	307
	$69,259	$73,578

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that do not expire and remained unconverted as of December 31, 2016 and December 31, 2015. As of December 31, 2016, there is no unrecognized compensation cost related to non-vested awards.

11. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.2%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

Year Ended December 31, 2016
Income from continuing operations — basic	$47,570
Less: Adjustment for dilutive effect of Telesat stock options	(1,096)
Income from continuing operations — diluted	$46,474

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

Year Ended December 31, 2016
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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Pensions and Other Employee Benefit Plans

Pensions

We maintain a qualified defined benefit pension plan, to which members may contribute in order to receive enhanced pension benefits. Employees hired after June 30, 2006 do not participate in the defined benefit pension plan, but participate in our defined contribution savings plan with an additional Company contribution. Benefits are based primarily on members’ compensation and/or years of service. Our funding policy is to fund the qualified pension plan in accordance with the Internal Revenue Code and regulations thereon. Plan assets are generally invested in equity, fixed income and real asset investments. Pension plan assets are managed primarily by Russell Investment Corp. (“Russell”), which allocates the assets into funds as we direct.

Other Benefits

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. For the years ended December 31, 2016, 2015 and 2014, such benefits were provided through plans sponsored by Telesat. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for our pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions. Effective January 1, 2015, retiree medical coverage for retirees age 65 or over and their dependents was discontinued. In 2015, the Company made discretionary lump sum payments to participants affected to assist them in purchasing alternate coverage. The effects on the consolidated financial statements of discontinuing this coverage and the lump sum payments were not significant.

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2016 and 2015, and a statement of the funded status as of December 31, 2016 and 2015. We use a December 31 measurement date for the pension plan and other post-retirement benefits (in thousands).

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
Reconciliation of benefit obligation:
Obligation at beginning of period	$46,976	$48,172	$559	$1,623
Service cost	668	511	1	2
Interest cost	1,982	1,896	22	38
Participant contributions	45	22	20	38
Actuarial loss (gain)	1,537	(1,930)	(6)	(1)
Benefit payments	(1,745)	(1,695)	(52)	(92)
Curtailment and settlement	—	—	—	(1,049)
Obligation at December 31,	49,463	46,976	544	559
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	29,296	28,476	—	—
Actual return on plan assets	1,709	(248)	—	—
Employer contributions	2,161	2,741	32	54
Participant contributions	45	22	20	38
Benefit payments	(1,745)	(1,695)	(52)	(92)
Fair value of plan assets at December 31,	31,466	29,296	—	—
Funded status at end of period	$(17,997)	$(17,680)	$(544)	$(559)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $18.5 million at December 31, 2016 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 4.00% and 4.25% at December 31, 2016 and 2015, respectively. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $3.6 million as of December 31, 2016 and 2015. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension plan and other post-retirement benefits.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2016 and 2015 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Actuarial loss	$(17,816)	$(16,830)	$(80)	$(95)
Amendments-prior service cost	—	—	(47)	(69)
	$(17,816)	$(16,830)	$(127)	$(164)

The amounts recognized in other comprehensive loss during the years ended December 31, 2016, 2015 and 2014 consist of (in thousands):

	Year Ended December 31,
	2016		2015		2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Actuarial (loss) gain during the period	$(1,875)	$10	$(425)	$1	$(7,972)	$(145)
Amortization of actuarial loss	889	5	795	26	408	39
Amortization of prior service cost	—	22	—	11	—	9
Recognition due to curtailment	—	—	—	428	—	—
Total recognized in other comprehensive income (loss)	$(986)	$37	$370	$466	$(7,564)	$(97)

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Current Liabilities	$—	$—	$108	$120
Long-Term Liabilities	17,997	17,680	436	439
	$17,997	$17,680	$544	$559

The estimated actuarial loss for pension benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $0.9 million.

The accumulated pension benefit obligation was $48.5 million and $46.0 million at December 31, 2016 and 2015, respectively.

During 2016, we contributed $2.2 million to the qualified pension plan and our contributions for the other employee post-retirement benefits were not significant. During 2017, based on current estimates, our minimum required contributions to the qualified pension plan will be approximately $2.4 million. We expect that our funding of other employee post-retirement benefits during 2017 will not be significant.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the components of net periodic cost included in income from continuing operations for the plans for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Service cost	$668	$511	$188	$1	$2	$1
Interest cost	1,982	1,896	1,882	22	38	71
Expected return on plan assets	(2,047)	(2,107)	(1,882)	—	—	—
Recognition due to curtailment	—	—	—	—	428	—
Amortization of prior service cost	—	—	—	22	11	9
Amortization of net actuarial loss	889	795	408	5	26	39
Net periodic cost	$1,492	$1,095	$596	$50	$505	$120

Assumptions

Assumptions used to determine net periodic cost:

	For the Year Ended December 31,
	2016	2015	2014
Discount rate	4.25%	4.00%	4.75%
Expected return on plan assets	7.00%	7.25%	7.25%
Rate of compensation increase	4.25%	4.25%	4.25%

Assumptions used to determine the benefit obligation:

	December 31,
	2016	2015	2014
Discount rate	4.00%	4.25%	4.00%
Rate of compensation increase	4.25%	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Our expected long-term rate of return on plan assets for 2017 is 6.75%.

As of December 31, 2016 and 2015, the Company contributions remaining for other benefits were primarily for fixed amounts. Therefore, future health care cost trend rates will not affect Company costs and accumulated postretirement benefit obligation.

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

Asset allocation policy is the principal method for achieving the pension plan’s investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. In April 2016 the pension plan revised the asset allocation targets in its investment policy to introduce a liquid return-seeking portfolio consisting of global equities, marketable real assets and fixed income investments. Asset allocation policy is reviewed regularly.

Pension plan assets are invested in various asset classes in what we believe is a prudent manner for the exclusive purpose of providing benefits to participants. U.S. equities are held for their long-term expected return premium over fixed income investments and inflation. Non-U.S. equities are held for their expected return premium (along with U.S. equities), as well as diversification relative to U.S. equities and other asset classes. Fixed income investments are held for diversification relative to equities. Real assets are held for diversification relative to equities and fixed income. Alternative investments are held for both diversification and higher returns than those typically available in traditional asset classes.

The pension plan’s actual and targeted asset allocations, based on the revised policy as of December 31, 2016 were as follows:

	December 31, 2016	Target Allocation
	Actual Allocation	Target	Target Range
Liquid return-seeking investments	61%	56.5%	45-65%
Alternative investments	9%	14.5%	0-20%
Fixed income investments	30%	29.0%	20-40%
	100%	100%	100%

The target allocation within the liquid return-seeking portfolio is 75% global equities, 15% marketable real assets and 10% fixed income. Allocations may vary by up to 3% from these targets. The pension plan’s actual asset allocations as of December 31, 2015, based on the previous investment policy, were 57% equities and 43% fixed income.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below provides the fair values of the Company’s pension plan assets at December 31, 2016 and 2015, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts.

	Fair Value Measurements
			Quoted Prices
			In Active Markets	Significant	Significant
			For Identical	Observable	Unobservable
			Assets	Inputs	Inputs
Asset Category	Total	Percentage	Level 1	Level 2	Level 3
	(In thousands)
At December 31, 2016:
Liquid return-seeking:
Multi-asset fund(1)	$19,142	61%		$19,142
Fixed income securities:
Commingled funds(2)	9,389	30%		9,389
Alternative investments:
Equity long/short fund(3)	835	3%			$835
Private equity fund(4)	129	0%			129
Distressed opportunity limited partnership(5)	448	1%			448
Multi-strategy limited partnerships(6)	1,523	5%			1,523
	2,935	9%	—	—	2,935
	$31,466	100%	—	$28,531	$2,935

At December 31, 2015:
Equity securities:
U.S. large-cap(7)	$7,159	24%		$7,159
U.S. small-cap(8)	1,989	7%		1,989
Global (9)	2,333	8%		2,333
Non-U.S.(10)	3,704	13%		3,704
Alternative investments:
Equity long/short fund(3)	847	3%			$847
Real Estate Securities(11)	614	2%		614
Private equity fund(4)	174	0%			174
	16,820	57%	—	15,799	1,021
Fixed income securities:
Commingled funds(2)	10,708	37%		10,708
Alternative investments:
Distressed opportunity limited partnership(5)	313	1%			313
Multi-strategy limited partnerships(6)	1,455	5%			1,455
	12,476	43%	—	10,708	1,768
	$29,296	100%	—	$26,507	$2,789

(1)	A single fund that invests in global equities, marketable real assets and fixed income securities. The fund has no limitation on redemptions.

(2)	Investments in bonds representing many sectors of the broad bond market with both short-term and intermediate-term maturities. The fund has no limitation on redemptions.

(3)	Investments primarily in long and short positions in equity securities of U.S. and non-U.S. companies. The fund has semi-annual tender offer redemption periods on June 30 and December 31 and is reported on a one month lag.

(4)	Fund invests in portfolios of secondary interest in established venture capital, buyout, mezzanine and special situation funds on a global basis. Fund is valued on a quarterly lag with adjustment for subsequent cash activity. The fund terminates on June 26, 2019, subject to extension for up to three one-year periods. Earlier redemptions are not permitted.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)	Investments mainly in discounted debt securities, bank loans, trade claims and other debt and equity securities of financially troubled companies. This partnership has semi-annual withdrawal rights on June 30 and December 31. This fund is reported on a one month lag.

(6)	Investments mainly in partnerships that have multi-strategy investment programs and do not rely on a single investment model. As of December 31, 2016 and 2015, investments include a partnership that has monthly liquidation rights with notice of 33 days.

(7)	Investments in common stocks that rank among the largest 1,000 companies in the U.S. stock market.

(8)	Investments in common stocks that rank among the small capitalization stocks in the U.S. stock market.

(9)	Investments in common stocks across the world without being limited by national borders or to specific regions.

(10)	Investments in common stocks of companies from developed and emerging countries outside the United States.

(11)	Investments in real estate through a fund of funds which invests in global public real estate securities (REITs).

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

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2016 and 2015 is presented below:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Equity Fund	Equity Long/Short Fund	Distressed Opportunity Ltd. Partnership	Multi Strategy Funds	Total
	(In thousands)
Balance at January 1, 2015	$249	$801	$368	$1,370	$2,788
Unrealized gain (loss)	2	46	(55)	26	19
Realized gain/(loss)	—	—	—	59	59
Purchases	—	—	—	639	639
Sales	(77)	—	—	(639)	(716)
Balance at December 31, 2015	174	847	313	1,455	2,789
Unrealized gain (loss)	(2)	(12)	135	68	189
Sales	(43)	—	—	—	(43)
Balance at December 31, 2016	$129	$835	$448	$1,523	$2,935

Both the Equity Long/Short Fund and the Distressed Opportunity Limited Partnership are valued at each month-end based upon quoted market prices by the investment managers. They are included in Level 3 due to their restrictions on redemption to semi-annual periods on June 30 and December 31.

The Multi-Strategy Fund invests in various underlying securities. The fund’s net asset value is calculated by the fund manager and is not publicly available. The fund manager accumulates all the underlying security values and uses them in determining the fund’s net asset value.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The private equity fund and limited partnership valuations are primarily based on cost/price of recent investments, earnings/performance multiples, net assets, discounted cash flows, comparable transactions and industry benchmarks.

The annual audited financial statements of all funds are reviewed by the Company.

Benefit Payments

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Benefits
2017	$1,778	$110
2018	1,943	61
2019	1,935	53
2020	2,100	48
2021	2,226	43
2022 to 2026	13,291	150

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66⅔%. The Company also makes retirement contributions to the savings (401k) plan, which provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For each of the years ended December 31, 2016, 2015 and 2014, Company contributions were $0.1 million. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of December 31, 2016 and 2015.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SSL, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA and its affiliates from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our consolidated balance sheets include an indemnification refund receivable of $2.4 million and $2.0 million as of December 31, 2016 and 2015, respectively. This receivable represents payments to date net of the estimated fair value of the liability for our indemnification for our obligation with respect to certain pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our consolidated balance sheets include liabilities of $0.4 million and $1.0 million as of December 31, 2016 and 2015, respectively, for indemnification liabilities relating to the sale of GdB.

See Note 15 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities and our arrangements with ViaSat and Telesat.

Lease Arrangements

We lease certain facilities and equipment under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. We have no sublease income in any of the periods presented. Rent expense is as follows (in thousands):

Rent
Expense
Year ended December 31, 2016	$641
Year ended December 31, 2015	679
Year ended December 31, 2014	595

The following is a schedule of future minimum payments by year under leases with initial or remaining terms of one year or more as of December 31, 2016 (in thousands):

Operating
Leases
2017	$292

Legal Proceedings

ViaSat

Under the terms of the Purchase Agreement, Loral agreed to indemnify MDA and its affiliates from certain damages in the ViaSat Suit brought in 2012 by ViaSat against Loral and SSL. In September 2014, Loral, SSL and ViaSat entered into a settlement agreement (“the Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SSL in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SSL from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The terms of the Settlement Agreement provided, among other things, for payment by Loral and SSL to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral was responsible for $45 million, and MDA and SSL were responsible for $55 million, of the $100 million litigation settlement with ViaSat.

As of December 31, 2016, Loral has paid $43.3 million, including interest, toward the ViaSat settlement. Pursuant to the Allocation Agreement, Loral paid ViaSat the final installment of $2.8 million in January 2017. Our consolidated balance sheet as of December 31, 2016 and 2015 includes indemnification liabilities related to the ViaSat Settlement Agreement of $2.8 million and $13.5 million, respectively.

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

Various funds affiliated with MHR and Dr. Rachesky held, as of December 31, 2016 and December 31, 2015, approximately 39.9% and 38.0%, respectively, of the outstanding voting common stock and 58.4% and 57.1% respectively, of the combined outstanding voting and non-voting common stock of Loral.

Transactions with Affiliates

Telesat

As described in Note 6, we own 62.7% of Telesat and account for our ownership interest under the equity method of accounting.

In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian co-owner, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, Telesat Canada and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat (including veto rights for Loral over certain extraordinary actions) and provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat. The Shareholders Agreement also (i) restricts the ability of holders of certain shares of Telesat to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat, (ii) provides for a right of first offer to certain Telesat shareholders if a holder of equity shares of Telesat wishes to sell any such shares to a third party and (iii) provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat equity securities.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, the Shareholders Agreement provides for either PSP or Loral to initiate the process of conducting an initial public offering of the equity shares of Telesat (a “Telesat IPO”). In connection with our exploration of strategic initiatives to alter the status quo in our ownership of Telesat, in July 2015, we exercised our right under the Shareholders Agreement to require Telesat to conduct a Telesat IPO. Specifically, we requested that Telesat issue not more than 25 million newly issued shares of Telesat voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat’s Articles of Incorporation, both of which we believe are important for a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after a Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat. Telesat selected two co-managing underwriters and informed us that it will work to implement a Telesat IPO pending our agreement with PSP on the post-IPO governance matters. To date, no such agreement has been reached. There can be no assurance as to whether, when or on what terms a Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat’s Articles of Incorporation may occur or that any particular economic, tax, structural or other objectives or benefits with respect to a Telesat IPO will be achieved. If a Telesat IPO is expected to proceed under unfavorable terms or at an unfavorable price, we may withdraw our demand for a Telesat IPO.

Depending upon the outcome of discussions with PSP relating to Telesat strategic matters, we may assert certain claims against PSP for actions we believe violated our rights relating to the affairs of Telesat under the Telesat Shareholders Agreement and otherwise. In response to our claims, PSP has informed us that it believes that it may have claims against us, although we are not aware of the legal or factual basis for any such claims. We and PSP have agreed that, pending the outcome of our discussions, it would be beneficial to delay the commencement of any action relating to either party’s claims and have entered into an agreement (the “Tolling Agreement”) which preserves the parties’ rights to assert against one another legal claims relating to Telesat. We also included Telesat as a party to the Tolling Agreement because, as a technical matter of Canadian law and for purposes of potentially seeking equitable relief, Telesat may be a necessary party. There can be no assurance that if the Tolling Agreement lapses that we and PSP will not pursue legal claims against one another relating to Telesat. If we pursue claims against PSP, there can be no assurance that our claims will be successful or that the relief we seek will be granted. If PSP pursues claims against us, there can be no assurance that PSP will not prevail on its claims.

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

The Shareholders Agreement provides for a board of directors of each of Telesat and certain of its subsidiaries, including Telesat, consisting of 10 directors, three nominated by Loral, three nominated by PSP and four independent directors to be selected by a nominating committee comprised of one PSP nominee, one nominee of Loral and one of the independent directors then in office. Each party to the Shareholders Agreement is obligated to vote all of its Telesat shares for the election of the directors nominated by the nominating committee. Pursuant to action by the board of directors taken on October 31, 2007, Dr. Rachesky, who is non-executive Chairman of the Board of Directors of Loral, was appointed non-executive Chairman of the Board of Directors of Telesat. In addition, Michael B. Targoff, Loral’s Vice Chairman, serves on the board of directors of Telesat.

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses for each of the years ended December 31, 2016, 2015 and 2014, are net of income of $5.0 million related to the Consulting Agreement. Loral received payments in cash from Telesat, net of withholding taxes, of $4.8 million for each of the years ended December 31, 2016, 2015 and 2014.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Telesat Indemnification (as defined in Note 6 above) includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $2.3 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. After having made tax deposits of $6.5 million in 2006 and 2007, Loral and Telesat settled several of the Telesat Indemnification tax disputes for approximately $1.1 million resulting in a net cash recovery of $5.4 million which was received from Telesat in April 2014. There can be no assurance that there will be no future claims under the Telesat Indemnification related to tax disputes.

For the years ended December 31, 2016, 2015 and 2014 Loral’s employees and retirees participated in certain welfare plans sponsored by Telesat. Loral paid Telesat an annual administrative fee of $0.1 million and reimbursed Telesat for the plan costs attributable to Loral participants.

Loral, along with Telesat, PSP and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), entered into grant agreements (the “Grant Agreements”) with certain executives of Telesat (each, a “Participant” and collectively, the “Participants”). Each of the Participants is or was, at the time, an executive of Telesat.

The Grant Agreements confirm grants of Telesat stock options (including tandem SAR rights) to the Participants and provide for certain rights, obligations and restrictions related to such stock options, which include, among other things: (w) the possible obligation of the Special Purchaser to purchase the shares in the place of Telesat should Telesat be prohibited by applicable law or under the terms of any credit agreement applicable to Telesat from purchasing such shares, or otherwise default on such purchase obligation, pursuant to the terms of the Grant Agreements; and (x) the obligation of the Special Purchaser to purchase shares upon exercise by Telesat of its call right under Telesat's Management Stock Incentive Plan in the event of a Participant’s termination of employment; and, in the case of certain executives, (y) the right of each such Participant to require the Special Purchaser or Loral to purchase a portion of the shares in Telesat owned by him in the event of exercise after termination of employment to cover taxes that are greater than the minimum withholding amount; and (z) the right of each such Participant to require Telesat to cause the Special Purchaser or Loral to purchase a portion of the shares in Telesat owned by him, or that are issuable to him under Telesat's Management Stock Incentive Plan at the relevant time, in the event that more than 90% of Loral's common stock is acquired by an unaffiliated third party that does not also purchase all of PSP's and its affiliates' interest in Telesat.

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

In the first quarter of 2017, Loral received a $242.7 million cash distribution from Telesat.

ViaSat/Telesat

In connection with an agreement entered into between SSL and ViaSat for the construction by SSL for ViaSat of a high capacity broadband satellite called ViaSat-1, on January 11, 2008, we entered into certain agreements, pursuant to which we invested in the Canadian coverage portion of the ViaSat-1 satellite. Until his resignation in February 2012, Michael B. Targoff served, and another Loral director currently serves, as a member of the ViaSat Board of Directors.

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral was entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. Under this arrangement, which expired in December 2015, we earned approximately $0.8 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively. We had a receivable from Telesat of nil and $0.2 million as of December 31, 2016 and 2015, respectively, related to this arrangement.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

As described in Note 6, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SSL constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement were $6.8 million as of December 31, 2016 and 2015. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the years ended December 31, 2016, 2015 and 2014, and we had an allowance of $6.6 million against these receivables as of December 31, 2016 and 2015. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. During 2014, Mr. Targoff also assisted the Board with respect to the ViaSat Suit. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the years ended December 31, 2016 and 2015, Mr. Targoff earned $1,440,000 and reimbursed Loral net expenses of $63,000, and for the year ended December 31, 2014, he earned $1,440,000 and reimbursed Loral net expenses of $204,000.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended
Year ended December 31, 2016 (1)	March 31,	June 30,	September 30,	December 31,
Operating loss	$(1,517)	$(1,674)	$(1,709)	$(1,826)
Loss from continuing operations before income taxes and equity in net (loss) income of affiliates	(2,000)	(2,223)	(1,858)	(1,920)
Equity in net income (loss) of affiliates(2)	46,494	43,357	6,948	(12,721)
Income (loss) from continuing operations (3)	30,819	32,654	(3,821)	(12,082)
Loss from discontinued operations, net of tax	(133)	(102)	(71)	(64)
Net income (loss)	30,686	32,552	(3,892)	(12,146)
Net income (loss) per share:
Basic
Income (loss) from continuing operations	$1.00	$1.06	$(0.12)	$(0.39)
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$1.00	$1.06	$(0.12)	$(0.39)
Diluted
Income (loss) from continuing operations	$0.95	$1.03	$(0.12)	$(0.39)
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$0.95	$1.03	$(0.12)	$(0.39)

	Quarter Ended
Year ended December 31, 2015 (1)	March 31,	June 30,	September 30,	December 31,
Operating loss	$(1,617)	$(2,080)	$(1,652)	$(1,181)
Loss from continuing operations before income taxes and equity in net (loss) income of affiliates	(1,904)	(4,781)	(1,806)	(1,697)
Equity in net (loss) income of affiliates(2)	(76,845)	25,087	(38,475)	(14,559)
(Loss) income from continuing operations (3)	(82,503)	18,027	(3,347)	(1,681)
Loss from discontinued operations, net of tax	(139)	(227)	(208)	(204)
Net (loss) income	(82,642)	17,800	(3,555)	(1,885)
Net (loss) income per share:
Basic
(Loss) income from continuing operations	$(2.67)	$0.58	$(0.11)	$(0.05)
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)	(0.01)
Net (loss) income	$(2.67)	$0.57	$(0.12)	$(0.06)
Diluted
(Loss) income from continuing operations	$(2.67)	$0.56	$(0.11)	$(0.05)
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)	(0.01)
Net (loss) income	$(2.67)	$0.55	$(0.12)	$(0.06)

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.
F-35

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Amounts include equity in net income (loss) of affiliates of $5.1 million and $(3.5) million for the quarters ended June 30, 2016, and September 30, 2015, respectively, that should have been recognized in prior periods. Equity in net income of affiliates for the quarter ended March 31, 2016 does not include a loss of $2.1 million that was recognized in the quarter ended June 30, 2016. These adjustments, which related to our investment in Telesat, consisted primarily of foreign exchange gains and losses. The Company has not revised previously reported amounts based on its belief that the effect of such adjustments is not material to the quarterly financial statements taken as a whole.

(3)	Variations in income from continuing operations among quarters in 2016 and 2015 are primarily the result of (i) the effect of changes in foreign exchange rates between the Canadian dollar and the U.S. dollar on our equity in net income or loss of Telesat and (ii) the limitation on recording our portion of Telesat’s net income or loss due to the reduction of the carrying amount of our investment in Telesat to zero. Equity in net loss of affiliates for the quarters ended December 31, 2015 and September 30, 2015 included an impairment charge to reduce our investment in XTAR to its fair value.

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2016, 2015 and 2014

(In thousands)

		Additions
	Balance at	Charged to	Charged to	Balance at
	Beginning	Costs and	Other	End of
Description	of Period	Expenses	Accounts(1)	Period
Year ended 2014
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$7,228	$624	$53	$7,905
Year ended 2015
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$7,905	$307	$—	$8,212
Year ended 2016
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$8,212	$(4,565)	$—	$3,647

(1)	Changes in the deferred tax valuation allowance which have been charged to other accounts have been recorded in other comprehensive loss.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Telesat Holdings Inc.

We have audited the accompanying consolidated balance sheets of Telesat Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Telesat Holdings Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Public Accountants

March 1, 2017

Toronto, Canada

Telesat Holdings Inc.

Consolidated Statements of Income (Loss)

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2016	2015	2014
Revenue	6	$930,854	$954,907	$922,871
Operating expenses	7	(174,923)	(184,279)	(187,789)
		755,931	770,628	735,082
Depreciation		(224,773)	(207,835)	(216,496)
Amortization		(27,690)	(27,902)	(30,825)
Other operating losses, net	8	(2,565)	(30)	(304)
Operating income		500,903	534,861	487,457
Interest expense	9	(198,815)	(183,297)	(206,933)
Loss on refinancing	24	(31,850)	—	—
Interest and other income		6,078	4,661	3,056
Gain on changes in fair value of financial instruments		7,877	6,035	48,931
Gain (loss) on foreign exchange		92,613	(540,470)	(241,087)
Income (loss) before tax		376,806	(178,210)	91,424
Tax expense	10	(83,906)	(88,729)	(78,220)
Net income (loss)		$292,900	$(266,939)	$13,204

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2016	2015	2014
Net income (loss)		$292,900	$(266,939)	$13,204
Other comprehensive income (loss)
Items that may be reclassified into profit or loss
Foreign currency translation adjustments		(1,765)	44,740	3,793
Items that will not be reclassified into profit or loss
Actuarial gains (losses) on employee benefit plans	29	5,100	5,225	(23,346)
Tax (expense) recovery		(1,424)	(1,425)	5,777
Other comprehensive income (loss)		1,911	48,540	(13,776)
Total comprehensive income (loss)		$294,811	$(218,399)	$(572)

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Changes in Shareholders' Equity

(in thousands of Canadian dollars)	Notes	Common shares	Preferred shares	Total share capital	Accumulated earnings	Equity-settled employee benefits reserve	Foreign currency translation reserve	Total reserves	Total shareholders' equity
Balance as at January 1, 2014		$340,602	$316,058	$656,660	$456,013	$17,253	$(8,023)	$9,230	$1,121,903
Net income		—	—	—	13,204	—	—	—	13,204
Dividends declared on preferred shares	25	—	—	—	(20)	—	—	—	(20)
Issuance of share capital	25	—	214	214	—	—	—	—	214
Other comprehensive (loss) income, net of tax recovery of $5,777		—	—	—	(17,569)	—	3,793	3,793	(13,776)
Share-based compensation		—	—	—	—	9,643	—	9,643	9,643
Balance as at December 31, 2014		$340,602	$316,272	$656,874	$451,628	$26,896	$(4,230)	$22,666	$1,131,168
Balance as at January 1, 2015		$340,602	$316,272	$656,874	$451,628	$26,896	$(4,230)	$22,666	$1,131,168
Net loss		—	—	—	(266,939)	—	—	—	(266,939)
Dividends declared on preferred shares	25	—	—	—	(10)	—	—	—	(10)
Other comprehensive income, net of tax expense of $1,425		—	—	—	3,800	—	44,740	44,740	48,540
Share-based compensation		—	—	—	—	5,369	—	5,369	5,369
Balance as at December 31, 2015		$340,602	$316,272	$656,874	$188,479	$32,265	$40,510	$72,775	$918,128
Balance as at January 1, 2016		$340,602	$316,272	$656,874	$188,479	$32,265	$40,510	$72,775	$918,128
Net income		—	—	—	292,900	—	—	—	292,900
Dividends declared on preferred shares	25	—	—	—	(10)	—	—	—	(10)
Repurchase of stock options	28	—	—	—	(15,913)	(8,745)	—	(8,745)	(24,658)
Issuance of share capital	25	—	1,861	1,861	(1,269)	(592)	—	(592)	—
Other comprehensive income (loss), net of tax expense of $1,424		—	—	—	3,676	—	(1,765)	(1,765)	1,911
Share-based compensation		—	—	—	—	5,770	—	5,770	5,770
Balance as at December 31, 2016		$340,602	$318,133	$658,735	$467,863	$28,698	$38,745	$67,443	$1,194,041

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Balance Sheets

(in thousands of Canadian dollars)	Notes	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	30	$782,406	$690,726
Trade and other receivables	11	55,639	50,781
Other current financial assets	12	2,548	1,186
Prepaid expenses and other current assets	13	61,107	17,100
Total current assets		901,700	759,793
Satellites, property and other equipment	6, 16	1,915,411	1,925,265
Deferred tax assets	10	2,844	7,791
Other long-term financial assets	6, 14	35,687	40,362
Other long-term assets	6, 15	3,815	13,438
Intangible assets	6, 17	832,512	811,397
Goodwill	18	2,446,603	2,446,603
Total assets		$6,138,572	$6,004,649
Liabilities
Trade and other payables	19	$44,107	$44,166
Other current financial liabilities	20	58,992	36,425
Other current liabilities	21	80,448	80,637
Current indebtedness	24	21,931	87,386
Total current liabilities		205,478	248,614
Long-term indebtedness	24	3,829,707	3,975,835
Deferred tax liabilities	10	471,233	467,971
Other long-term financial liabilities	22	81,252	94,190
Other long-term liabilities	23	356,861	299,911
Total liabilities		4,944,531	5,086,521
Shareholders' Equity
Share capital	25	658,735	656,874
Accumulated earnings		467,863	188,479
Reserves		67,443	72,775
Total shareholders' equity		1,194,041	918,128
Total liabilities and shareholders' equity		$6,138,572	$6,004,649

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Consolidated Statements of Cash Flows

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2016	2015	2014
				Restated (Note 3)
Cash flows from operating activities
Net income (loss)		$292,900	$(266,939)	$13,204
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation		224,773	207,835	216,496
Amortization		27,690	27,902	30,825
Tax expense	10	83,906	88,729	78,220
Interest expense		198,815	183,297	206,933
Interest income		(6,700)	(4,543)	(2,711)
(Gain) loss on foreign exchange		(92,613)	540,470	241,087
Gain on changes in fair value of financial instruments		(7,877)	(6,035)	(48,931)
Share-based compensation	28	5,770	5,369	9,655
Loss on disposal of assets	8	2,565	30	304
Loss on refinancing	24	31,850	—	—
Other		(36,966)	(40,164)	(50,657)
Income taxes paid, net of income taxes received	30	(120,472)	(155,023)	(80,799)
Interest paid, net of capitalized interest and interest received	30	(152,261)	(161,914)	(192,897)
Repurchase of stock options	28	(24,658)	—	—
Operating assets and liabilities	30	100,637	3,348	(8,707)
Net cash from operating activities		527,359	422,362	412,022
Cash flows used in investing activities
Satellite programs, including capitalized interest		(236,834)	(183,415)	(84,591)
Purchase of property and other equipment		(6,977)	(10,445)	(10,695)
Purchase of intangible assets		(42,285)	(5)	(185)
Proceeds from sale of assets		—	—	311
Net cash used in investing activities		(286,096)	(193,865)	(95,160)
Cash flows used in financing activities
Repayment of indebtedness		(4,008,356)	(73,864)	(70,692)
Proceeds from indebtedness		3,935,576	—	—
Payment of debt issue costs		(58,141)	—	—
Capital lease payments		(30)	—	—
Satellite performance incentive payments		(8,934)	(6,702)	(5,452)
Settlement of derivatives		130	—	(60,824)
Proceeds from exercise of stock options		—	—	202
Dividends paid on preferred shares		(10)	(10)	(20)
Net cash used in financing activities		(139,765)	(80,576)	(136,786)
Effect of changes in exchange rates on cash and cash equivalents		(9,818)	45,449	18,567
Increase in cash and cash equivalents		91,680	193,370	198,643
Cash and cash equivalents, beginning of year		690,726	497,356	298,713
Cash and cash equivalents, end of year	30	$782,406	$690,726	$497,356

See accompanying notes to the consolidated financial statements

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

1. BACKGROUND OF THE COMPANY

Telesat Holdings Inc. (the “Company” or “Telesat”) is a Canadian corporation. Telesat is a leading global satellite operator providing reliable and secure satellite-delivered communication solutions worldwide to broadcast, telecom, corporate and government customers. The fleet today consists of 15 satellites and the Canadian payload on ViaSat-1 with two other geostationary satellites under construction. In addition, the Company has two prototype Ka-band satellites under construction to support the development of the planned global low earth orbit (“LEO”) constellation. Telesat also manages the operations of additional satellites for third parties. Telesat is headquartered in Ottawa at 1601 Telesat Court, Ontario, Canada, K1B 5P4, with offices and facilities around the world.

Effective January 1, 2017, Telesat completed a corporate reorganization pursuant to which Telesat Holdings Inc. amalgamated with Telesat Interco Inc. and immediately thereafter the newly amalgamated company amalgamated with Telesat Canada. The continuing entity, existing under the laws of Canada, is named Telesat Canada.

As at December 31, 2016, Loral Space and Communications Inc. (“Loral”) and Canada’s Public Sector Pension Investment Board (“PSP Investments”) indirectly held economic interests in Telesat of approximately 63% and 36%, respectively, with the remaining economic interest held by various individuals. Loral indirectly held a voting interest of 33% on all matters including the election of directors. PSP Investments indirectly held a voting interest of 67% on all matters except for the election of directors, and a 29% voting interest for the election of directors. The remaining voting interest of 38% for the election of directors is held by shareholders of the Company’s Director Voting Preferred Shares.

Unless the context states or requires otherwise, references herein to the “financial statements” or similar terms refer to the audited consolidated financial statements of Telesat Holdings Inc.

On March 1, 2017, these financial statements were approved by the Audit Committee of the Board of Directors and authorized for issue.

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. CHANGES IN ACCOUNTING POLICIES

IAS 1, Presentation of the Consolidated Statements of Cash Flows

In 2015, the Company changed its presentation of the loss on foreign exchange on the consolidated statements of cash flows. The total loss on foreign exchange has been included as an adjustment to reconcile net income to cash flows from operating activities and the realized portion of the loss on foreign exchange has been included in the respective component of cash flows from operating assets and liabilities and in the effect of changes in exchange rates on cash and cash equivalents.

The change has resulted in the following reclassifications on the consolidated statements of cash flows for the year ended December 31, 2014.

Net cash from operating activities	$(177)
Effect of changes in exchange rates on cash and cash equivalents	$177

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

Foreign Currency Translation

Unless otherwise specified, all figures reported in the consolidated financial statements and associated note disclosures are presented in Canadian dollars, which is the functional and presentation currency of the Company. Each of the subsidiaries of the Company determines its own functional currency and uses that currency to measure items on their separate financial statements.

For the Company’s non-foreign operations, foreign currency non-monetary assets and liabilities are translated at their historical exchange rates, foreign currency monetary assets and liabilities are translated at the year end exchange rates, and foreign denominated revenue and expenses are translated at the average exchange rates of the month in which the transactions occurred. Gains or losses on translation of these items are recognized as a component of net income (loss).

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

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

Deferred Revenue

Deferred revenue represents the Company’s liability for the provision of future services and is classified on the balance sheet in other current and other long-term liabilities. Deferred revenue consists of remuneration received in advance of the provision of service and in the majority of instances is recognized in income on a straight-line basis over the term of the related customer contracts. In the case of certain deferred revenue for short-term services, balances are recognized into income upon the completion or percentage completion of the related contract.

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets.

Below are the estimated useful lives in years of satellites, property and other equipment as at December 31, 2016.

Years
Satellites	12 to 15
Property and other equipment	3 to 30

Construction in progress is not depreciated as depreciation only commences when the asset is ready for its intended use. For satellites, depreciation commences on the day the satellite becomes available for service.

The investment in each satellite will be removed from the accounts when the satellite is retired. When other property is retired from operations at the end of its useful life, the cost of the asset and accumulated depreciation are removed from the accounts. Earnings are credited with the amount of any net salvage value and charged with any net cost of removal. When an asset is sold prior to the end of its useful life, the gain or loss is recognized immediately in other operating losses, net.

In the event of an unsuccessful launch or total in-orbit satellite failure, all unamortized costs that are not recoverable under launch or in-orbit insurance are recorded in other operating losses, net.

Liabilities related to decommissioning and restoration of retiring property and other equipment are measured at fair value with a corresponding increase to the carrying amount of the related asset. The liability is accreted over the period of expected cash flows with a corresponding charge to interest expense. The liabilities recorded to date have not been significant and are reassessed at the end of each reporting period. There are no decommissioning or restoration obligations for satellites.

Satellite Performance Incentive Payments

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

The fair value less costs of disposal is the price that would be received to sell an asset or CGU in an orderly transaction between market participants at the measurement date. For the impairment assessment, the fair value is calculated on a recurring basis and is calculated using level 3 of the fair value hierarchy.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

An impairment loss is the amount by which the carrying amount of an asset or CGU exceeds its recoverable amount. When an impairment loss subsequently reverses, the carrying amount of the asset (or a CGU) is increased to the revised measure of its recoverable amount, so that the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognized for the asset (or CGU) in prior years. Impairment losses and reversals of impairment losses are recognized in other operating losses, net.

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

The Company distinguishes intangible assets between assets with finite and indefinite useful lives. Intangible assets with indefinite useful lives are comprised of the Company’s trade name, intellectual property, and orbital slots. These assets are carried at cost less any accumulated impairment losses. Finite life intangible assets, which are carried at cost less accumulated amortization and any accumulated impairment losses, consist of revenue backlog, customer relationships, customer contracts, concession rights, transponder rights and patents. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method of amortization, except for revenue backlog which is based on the expected period of recognition of the related revenue.

Below are the estimated useful lives in years of the finite life intangible assets as at December 31, 2016.

Years
Revenue backlog	12 to 17
Customer relationships	6 to 21
Customer contracts	5 to 15
Concession rights	1 to 15
Transponder rights	17
Patents	18

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Orbital Slots

In performing the orbital slot impairment analysis, the Company determines, for each orbital slot, its fair value less costs of disposal, and its value in use on an annual basis. The higher of these two amounts is determined to be the recoverable amount. To the extent that the recoverable amount is less than the carrying value of the asset, an impairment exists and the asset is written down to its recoverable amount.

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

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

Intellectual Property

In performing the intellectual property impairment analysis, the Company determines its fair value less costs of disposal on an annual basis.

Fair value less costs of disposal is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. In order to determine the fair value less costs of disposal, the Company uses a market approach. Under a market approach, the Company measures what an independent third party would pay to purchase the intellectual property.

Financial Instruments

The Company has used derivative financial instruments to manage its exposure to foreign exchange risk associated with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. Currently, the Company does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All realized and unrealized gains and losses on these derivative financial instruments are recorded in the consolidated statement of income (loss) as part of gain on changes in fair value of financial instruments.

Financial assets and financial liabilities that are classified as held-for-trading (“HFT”) are measured at fair value. The unrealized gains and losses relating to HFT assets and liabilities are recorded in the consolidated statement of income (loss) in the gain on changes in fair value of financial instruments. Loans and receivables and other liabilities are recorded at amortized cost in accordance with the effective interest method.

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

Financing Costs

The debt issuance costs related to the Senior Secured Credit Facility and the Senior Notes (and former senior secured credit facility and 6.0% Senior Notes) are included in current and long-term indebtedness and are amortized to interest expense using the effective interest method. All other debt issuance costs are accounted for as short-term and long-term deferred charges and are included in prepaid expenses and other current assets and other long-term assets. The deferred charges are amortized to interest expense on a straight-line basis over the term of the indebtedness to which they relate.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Employee Benefit Plans

Telesat maintains one contributory and three non-contributory defined benefit pension plans which provide benefits based on length of service and rate of pay. Two of these defined-benefit plans were closed to new members in 2013. Telesat is responsible for adequately funding the defined benefit pension plans. Contributions are made based on actuarial cost methods that are permitted by pension regulatory bodies and reflect assumptions about future investment returns, salary projections and future service benefits. Telesat also provides other post-employment and retirement benefits, including health care and life insurance benefits on retirement and various disability plans, worker’s compensation and medical benefits to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement, under certain circumstances. In addition, Telesat provides defined contribution pension plans, under certain circumstances, for employees who are not eligible for the defined benefit pension plans. Costs for defined contribution pension plans are recognized as an expense during the year in which the employees have rendered service entitling them to the Company’s contribution.

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

Pension plan assets are valued at fair value. The discount rate is based on the market interest rate of high quality bonds and is consistent with guidance described by the Canadian Institute of Actuaries in an Educational note dated September 2011 and as adjusted by the Update on the Accounting Discount Rate Assumption for Pension and Post-employment Benefit Plans published in November 2016 by the Canadian Institute of Actuaries. Past service costs arising from plan amendments are recognized immediately to the extent that the benefits are already vested, and otherwise are amortized on a straight-line basis over the average remaining vesting period. A valuation is performed at least every three years to determine the present value of the accrued pension and other retirement benefits.

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

The pension expense for 2016 was determined based on membership data as at December 31, 2014. The accrued benefit obligation as at December 31, 2016 was determined based on the membership data as at December 31, 2015, and extrapolated one year based on December 31, 2016 assumptions. For certain Canadian post-retirement benefits, the expense for 2016 was based on membership and eligibility data as at September 30, 2015. For certain American post-retirement benefits, the expense for 2016 was based on membership and eligibility data as at January 1, 2016. The accrued benefit obligation as at December 31, 2016 was determined based on membership data as at January 1, 2016, and extrapolated, based on December 31, 2016 assumptions. The most recent valuation of the pension plans for funding purposes was as of January 1, 2016. The next required valuation for the employee pension plan is as of January 1, 2017 while the pension plan for designated employees is due as of January 1, 2019. Valuations will be performed for both pension plans as of January 1, 2017.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Telesat also provides health care and life insurance benefits for certain retired employees. These benefits are funded primarily on a pay-as-you-go basis, with the retiree paying a portion of the cost through contributions, deductibles and co-insurance provisions. Commencing in 2015, as a result of an amendment to one of the plans, Telesat has contributed to a health reimbursement account instead of providing the health care and life insurance benefits directly to certain retired employees.

Share-Based Compensation Plan

The Company offers an equity-settled share-based compensation plan for certain key employees under which it receives services from employees in exchange for equity instruments of the Company. The expense is based on the fair value of the awards granted using the Black-Scholes option pricing model. The expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied, with a corresponding increase in equity. For awards with graded vesting, the fair value of each tranche is recognized over the respective vesting period.

Income Taxes

Income tax expense, comprised of current and deferred income tax, is recognized in income except to the extent it relates to items recognized in other comprehensive income (loss) or equity, in which case the income tax expense is recognized in other comprehensive income (loss) or equity, respectively.

Current income tax is measured at the amount expected to be paid to the taxation authorities, net of recoveries, based on the tax rates and laws enacted or substantively enacted as at the balance sheet date.

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Future Changes in Accounting Policies

The IASB periodically issues new and amended accounting standards. The new and amended standards determined to be applicable to the Company are disclosed below. The remaining new and amended standards have been excluded as they are not applicable.

Revenue

IFRS 15, Revenue from Contracts with Customers (“IFRS 15”) was issued by the IASB in May 2014, and will replace IAS 18, Revenue , IAS 11, Construction Contracts, and related interpretations on revenue. IFRS 15 sets out the requirements for recognizing revenue that apply to all contracts with customers, except for contracts that are within the scope of the standards on leases, insurance contracts and financial instruments. IFRS 15 uses a control based approach to recognize revenue which is a change from the risk and reward approach under the current revenue standard. Companies can elect to use either a full or modified retrospective approach when adopting this standard which is effective for annual periods beginning on or after January 1, 2018. The Company is currently evaluating the impact of IFRS 15 on its consolidated financial statements.

Financial instruments

IFRS 9, Financial Instruments (“IFRS 9”) was issued by the IASB in July 2014, and will replace IAS 39, Financial Instruments: Recognition and Measurement (“IAS 39”). IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, replacing multiple rules in IAS 39. The approach in IFRS 9 is based on how an entity manages its financial instruments in the context of its business model and the contractual cash flow characteristics of the financial assets. Impairments of financial assets are determined using a single impairment model that requires entities to recognize expected credit losses without requiring a triggering event to occur. Financial liabilities are measured using one of three measurement approaches (fair value through profit or loss (“FVTPL”), fair value through other comprehensive income (“FVTOCI”), or amortized cost). Financial liabilities that are held-for-trading are measured at FVTPL, financial liabilities that are considered available for sale are measured at FVTOCI unless the FVTPL option is elected, while all other financial liabilities are measured at amortized cost unless the fair value option is elected. The treatment of embedded derivatives under the new standard is consistent with IAS 39.

This standard is effective for annual periods beginning on or after January 1, 2018. The Company is currently evaluating the impact of IFRS 9 on its consolidated financial statements.

Leases

IFRS 16, Leases (“IFRS 16”) was issued by the IASB in January 2016, and will replace IAS 17, Leases and related interpretations on leases. IFRS 16 will require a lessee to recognize a right-of-use asset and lease liability for all leases with a term of more than 12 months. The standard will also require that the depreciation of the lease assets be recorded separately from the interest on the lease liabilities in the statement of income. For lessors, IFRS 16 substantially carries forward the requirements of IAS 17. IFRS 16 also aligns the definition of a lease with the control based approach in IFRS 15.

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

Statement of cash flows

In January 2016, an amendment was issued by the IASB to IAS 7, Statement of Cash Flows . This amendment will require disclosure of the cause of the changes in liabilities arising from financing activities, including changes arising from cash flows as well as non-cash changes. This amendment is effective for annual periods beginning on or after January 1, 2017. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Share-based payments

In June 2016, amendments were issued by the IASB for IFRS 2, Share-based Payments . These amendments clarify the accounting treatment and disclosure requirements for certain types of share-based payment transactions, including cash settled share-based payment transactions, share-based payment transactions with a net settlement feature for withholding tax obligations, as well as modifications of share-based payment transactions from cash settled to equity settled. These amendments are effective for annual periods beginning on or after January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

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

Uncertain income tax positions

The Company operates in numerous jurisdictions and is subject to country-specific tax laws. Management uses significant judgment when determining the worldwide provision for tax, and estimates provisions for uncertain tax positions as the amounts expected to be paid based on a qualitative assessment of all relevant factors. In the assessment, management considers risk with respect to tax matters under active discussion, audit, dispute or appeal with tax authorities, or which are otherwise considered to involve uncertainty. Management reviews the provisions as at each balance sheet date.

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

Critical accounting estimates and assumptions

The Company makes accounting estimates and assumptions that affect the carrying value of assets and liabilities, reported net income (loss) and disclosure of contingent assets and liabilities. Estimates and assumptions are based on historical experience, current events and other relevant factors, therefore, actual results may differ and differences could be material.

The accounting estimates and assumptions critical to the determination of the amounts reported in the financial statements were as follows:

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

5. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES  – (continued)

Derivative financial instruments measured at fair value

Derivative financial assets and liabilities measured at fair value were $14.9 million and $14.7 million, respectively, as at December 31, 2016 (December 31, 2015 — $20.2 million and $11.4 million, respectively). Quoted market values are unavailable for the Company’s financial instruments and, in the absence of an active market, the Company determines fair value for financial instruments based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs. The determination of fair value is significantly impacted by the assumptions used for the amount and timing of estimated future cash flows and discount rates. As a result, the fair value of financial assets and liabilities and the amount of gain on changes in fair value of financial instruments recorded to net income (loss) could vary.

Impairment of goodwill

Goodwill represented $2,446.6 million of total assets as at December 31, 2016 and 2015. Determining whether goodwill is impaired requires an estimation of the Company’s value which requires management to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, tax rates and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Impairment of intangible assets

Intangible assets represented $832.5 million of total assets as at December 31, 2016 (December 31, 2015 — $811.4 million). Impairment of intangible assets is tested annually or more frequently if indicators of impairment or reversal of a prior impairment loss exist. The impairment analysis requires the Company to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, discount rates, tax rates and annual growth rates. Significant judgments are made in establishing these assumptions. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

6. SEGMENT INFORMATION  – (continued)

•	Enterprise — Telecommunication carrier and integrator, government, consumer broadband, resource, maritime and aeronautical, retail and satellite operator services.

•	Consulting and other — Consulting services related to space and earth segments, government studies, satellite control services, and research and development.

Revenue derived from the above services were as follows:

Years ended December 31,	2016	2015	2014
Broadcast	$486,434	$492,633	$468,207
Enterprise	420,138	434,555	430,217
Consulting and other	24,282	27,719	24,447
Revenue	$930,854	$954,907	$922,871

Geographic Information

Revenue by geographic regions was based on the point of origin of the revenue, which was the destination of the billing invoice, and was allocated as follows:

Years ended December 31,	2016	2015	2014
Canada	$426,193	$431,005	$435,761
United States	319,473	322,679	294,977
Latin America & Caribbean	83,244	88,794	83,024
Europe, Middle East & Africa	64,624	84,877	83,591
Asia & Australia	37,320	27,552	25,518
Revenue	$930,854	$954,907	$922,871

The Company’s satellites are in geosynchronous orbit. For disclosure purposes, the satellites, and the intangible assets have been classified based on ownership. Satellites, property and other equipment, and intangible assets by geographic regions were allocated as follows with the comparative figures being restated to conform with the geographic regions disclosed in the current year:

As at December 31,	2016	2015
Canada	$1,152,337	$1,310,943
Europe, Middle East & Africa	620,219	448,699
United States	139,064	162,269
All others	3,791	3,354
Satellites, property and other equipment	$1,915,411	$1,925,265

As at December 31,	2016	2015
Canada	$744,150	$755,380
United States	42,471	44,315
Latin America & Caribbean	35,736	674
All others	10,155	11,028
Intangible assets	$832,512	$811,397

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

6. SEGMENT INFORMATION  – (continued)

Other long-term financial assets and other long-term assets by geographic regions were allocated as follows with the comparative figures being restated to conform with the geographic regions disclosed in the current year:

As at December 31,	2016	2015
Canada	$25,176	$33,005
Europe, Middle East & Africa	8,764	5,536
All others	1,747	1,821
Other long-term financial assets	$35,687	$40,362

As at December 31	2016	2015
Canada	$3,372	$12,775
Europe, Middle East & Africa	443	645
All others	—	18
Other long-term assets	$3,815	$13,438

Goodwill was not allocated to geographic regions.

Major Customers

For the years ended December 31, 2016, 2015 and 2014, there were three significant customers each representing more than 10% of consolidated revenue.

7. OPERATING EXPENSES

Years ended December 31,	2016	2015	2014
Compensation and employee benefits (a)	$71,841	$65,819	$69,723
Other operating expenses (b)	39,359	41,947	42,555
Cost of sales (c)	63,723	76,513	75,511
Operating expenses	$174,923	$184,279	$187,789

(a)	Compensation and employee benefits included salaries, bonuses, commissions, post-employment benefits and charges arising from share-based compensation.

(b)	Other operating expenses included general and administrative expenses, marketing expenses, in-orbit insurance expenses, professional fees and facility costs.

(c)	Cost of sales included the cost of third-party satellite capacity, the cost of equipment sales and other costs directly attributable to fulfilling the Company’s obligations under customer contracts.

8. OTHER OPERATING LOSSES, NET

Other operating losses, net were related to loss on disposal of assets for the years ended December 31, 2016, 2015 and 2014.

9. INTEREST EXPENSE

Years ended December 31,	2016	2015	2014
Interest on indebtedness	$195,523	$182,506	$167,051
Interest on derivative instruments	2,303	3,721	38,851
Interest on satellite performance incentive payments	5,548	4,362	4,117
Interest on employee benefit plans (Note 29)	1,733	1,976	1,344
Capitalized interest (Note 16)	(6,292)	(9,268)	(4,430)
Interest expense	$198,815	$183,297	$206,933

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

10. INCOME TAXES

Years ended December 31,	2016	2015	2014
Current tax expense	$75,634	$111,579	$103,388
Deferred tax expense (recovery)	8,272	(22,850)	(25,168)
Tax expense	$83,906	$88,729	$78,220

A reconciliation of the statutory income tax rate, which is a composite of Canadian federal and provincial rates, to the effective income tax rate was as follows:

Year ended December 31,	2016	2015	2014
Income (loss) before tax	$376,806	$(178,210)	$91,424
Multiplied by the statutory income tax rates	26.61%	26.53%	26.52%
	100,268	(47,279)	24,246
Income tax recorded at rates different from the Canadian tax rate	(6,410)	1,887	1,704
Permanent differences	15,594	62,025	32,167
Effect on deferred tax balances due to changes in income tax rates	(140)	1,554	—
Effect of temporary differences not recognized as deferred tax assets	(27,286)	76,009	23,556
Previously unrecognized tax losses and credits	—	(4,392)	(2,425)
Reversal of tax reserve	—	—	(708)
Other	1,880	(1,075)	(320)
Tax expense	$83,906	$88,729	$78,220
Effective income tax rate	22.27%	(49.79)%	85.56%

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

As at December 31,	2016	2015
Deferred tax assets
Foreign tax credits	$11,447	$9,933
Minimum tax credits	1,462	1,185
Financing charges	9,349	5,540
Unrealized foreign exchange losses	—	23,709
Loss carry forwards	23,873	19,130
Employee benefits	10,084	11,710
Other	250	771
Total deferred tax assets	$56,465	$71,978
Deferred tax liabilities
Capital assets	$(271,442)	$(289,988)
Intangibles	(238,908)	(237,942)
Finance charges	(9,943)	(4,228)
Unrealized foreign exchange gains	(2,327)	—
Deferred revenue	(2,234)	—
Total deferred tax liabilities	$(524,854)	$(532,158)
Deferred tax liabilities, net	$(468,389)	$(460,180)

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

10. INCOME TAXES  – (continued)

Deferred tax assets of $2.8 million (December 31, 2015 — $7.8 million) on the balance sheet relate to the Brazil and United Kingdom tax jurisdictions (December 31, 2015 — U.S. and United Kingdom tax jurisdictions).

Losses and tax credits

Foreign tax credit

The Company has $12.3 million of foreign tax credits which may only be used to offset taxes payable. The deferred tax assets not recognized in respect of these credits was $0.8 million. These credits will begin to expire in 2017.

Loss carry forwards

The Company has generated net $788.9 million of Canadian capital losses during the year, mostly from the repayment of the U.S. dollar denominated indebtedness. Of these losses, $153.5 million are being carried back to a prior year to be applied against capital gains. The remaining losses can be carried forward indefinitely, but represent unrecognized deductible temporary differences as it is not more likely than not that they will be realized.

The Company has U.S. tax losses carried forward of $5.3 million which will expire between 2030 and 2035, and Brazil tax losses carried forward of $6.3 million. The Company also has tax losses in the United Kingdom of $110.5 million, principally related to accelerated asset depreciation, that can be carried forward indefinitely.

Investments in subsidiaries

As at December 31, 2016, the Company had temporary differences of $0.7 million associated with investments in subsidiaries for which no deferred tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and it is not probable that these differences will reverse in the foreseeable future.

11. TRADE AND OTHER RECEIVABLES

As at December 31,	2016	2015
Trade receivables	$51,480	$48,544
Trade receivables due from related parties (Note 33)	77	119
Less: Allowance for doubtful accounts	(3,514)	(3,779)
Net trade receivables	48,043	44,884
Other receivables	7,847	5,897
Other receivables due from related parties (Note 33)	(251)	—
Trade and other receivables	$55,639	$50,781

Allowance for doubtful accounts

The movement in the allowance for doubtful accounts was as follows:

Years ended December 31,	2016	2015
Allowance for doubtful accounts, beginning of year	$3,779	$3,977
Provisions (reversals) for impaired receivables	201	(13)
Receivables written off	(628)	(80)
Impact of foreign exchange	162	(105)
Allowance for doubtful accounts, end of year	$3,514	$3,779

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

12. OTHER CURRENT FINANCIAL ASSETS

As at December 31,	2016	2015
Security deposits	$2,548	$1,186
Other current financial assets	$2,548	$1,186

13. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As at December 31,	2016	2015
Prepaid expenses (a)	$4,534	$10,536
Income tax recoverable	51,799	188
Inventory (b)	3,917	5,933
Deferred charges (c)	603	301
Other	254	142
Prepaid expenses and other current assets	$61,107	$17,100

(a)	Prepaid expenses were primarily comprised of prepaid satellite in-orbit insurance, prepaid interest on long-term indebtedness and prepaid license fees.

(b)	As at December 31, 2016, inventory consisted of $0.6 million of finished goods (December 31, 2015 — $4.7 million) and $3.3 million of work in process (December 31, 2015 — $1.2 million). During the year, $9.8 million was recognized as cost of equipment sales and recorded as an operating expense (December 31, 2015 — $13.1 million, December 31, 2014 — $15.5 million).

(c)	Deferred charges included deferred financing charges relating to the current and former Revolving Credit Facilities.

14. OTHER LONG-TERM FINANCIAL ASSETS

As at December 31,	2016	2015
Long-term receivables	$14,453	$13,672
Security deposits	6,303	6,455
Derivative assets (Note 27)	14,931	20,235
Other long-term financial assets	$35,687	$40,362

15. OTHER LONG-TERM ASSETS

As at December 31,	2016	2015
Prepaid expenses	$645	$736
Deferred charges	1,512	71
Income tax recoverable	1,356	12,329
Other	302	302
Other long-term assets	$3,815	$13,438

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

16. SATELLITES, PROPERTY AND OTHER EQUIPMENT

	Satellites	Property and other equipment	Assets under construction	Total
Cost as at January 1, 2015	$2,848,929	$223,170	$151,491	$3,223,590
Additions	—	1,519	227,885	229,404
Disposals/retirements	—	(2,170)	—	(2,170)
Reclassifications and transfers from assets under construction	315,863	9,155	(325,018)	—
Impact of foreign exchange	48,789	2,001	(6,301)	44,489
Cost as at December 31, 2015 and January 1, 2016	$3,213,581	$233,675	$48,057	$3,495,313
Additions	—	1,736	227,222	228,958
Disposals/retirements	—	(12,100)	—	(12,100)
Reclassifications and transfers from assets under construction	—	6,130	(6,130)	—
Impact of foreign exchange	(10,478)	(233)	1,619	(9,092)
Cost as at December 31, 2016	$3,203,103	229,208	270,768	3,703,079
Accumulated depreciation and impairment as at January 1, 2015	$(1,247,121)	$(115,454)	$—	$(1,362,575)
Depreciation	(191,743)	(16,092)	—	(207,835)
Disposals/retirements	—	2,140	—	2,140
Impact of foreign exchange	(131)	(1,647)	—	(1,778)
Accumulated depreciation and impairment as at December 31, 2015 and January 1, 2016	$(1,438,995)	$(131,053)	$—	$(1,570,048)
Depreciation	(209,804)	(14,969)	—	(224,773)
Disposals/retirements	—	9,535	—	9,535
Impact of foreign exchange	(2,522)	140	—	(2,382)
Accumulated depreciation and impairment as at December 31, 2016	$(1,651,321)	$(136,347)	$—	$(1,787,668)
Net carrying values
As at December 31, 2015	$1,774,586	$102,622	$48,057	$1,925,265
As at December 31, 2016	$1,551,782	$92,861	$270,768	$1,915,411

Substantially all of the Company’s satellites, property and other equipment have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities as at December 31, 2016 (December 31, 2015 — pledged as security as a requirement of the Company’s former senior secured credit facilities) (Note 24).

Borrowing costs

Borrowing costs of $6.3 million were capitalized for the year ended December 31, 2016 (December 31, 2015 — $9.3 million, December 31, 2014 — $4.4 million). The average capitalization rate was 5% (5% in 2015 and 6% in 2014), representing the Company’s weighted average cost of debt.

Impairment

No impairment was recognized for the years ended December 31, 2016, 2015 and 2014.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

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

17. INTANGIBLE ASSETS

The intangible assets are split between assets with finite and indefinite lives.

The indefinite life intangible assets are summarized below.

	Orbital slots	Trade name	Intellectual property	Total indefinite life intangibles
Cost as at January 1, 2015	$603,846	$17,000	$—	$620,846
Additions	—	—	—	—
Disposals/retirements	—	—	—	—
Impact of foreign exchange	6,765	—	—	6,765
Cost as at December 31, 2015 and January 1, 2016	$610,611	$17,000	$—	$627,611
Additions	—	—	13,161	13,161
Disposals/retirements	—	—	—	—
Impact of foreign exchange	(1,214)	—	—	(1,214)
Cost as at December 31, 2016	$609,397	$17,000	$13,161	$639,558
Accumulated impairment as at January 1, 2015	$(1,100)	$—	$—	$(1,100)
Impairment	—	—	—	—
Accumulated impairment as at December 31, 2015 and January 1, 2016	$(1,100)	$—	$—	$(1,100)
Impairment	—	—	—	—
Accumulated impairment as at December 31, 2016	$(1,100)	$—	$—	$(1,100)
Net carrying values
As at December 31, 2015	$609,511	$17,000	$—	$626,511
As at December 31, 2016	$608,297	$17,000	$13,161	$638,458

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS  – (continued)

The finite life intangible assets are summarized below with the 2015 figures being restated to conform to the categories disclosed in the current year.

	Revenue backlog	Customer relationships	Customer contracts	Transponder rights	Concession rights	Other	Total finite life intangibles
Cost as at January 1, 2015	$246,559	$198,427	$12,858	$16,718	$1,404	$59	$476,025
Additions	—	1,285	10,284	—	5	—	11,574
Disposals/retirements	(1,236)	(1,710)	—	—	—	—	(2,946)
Impact of foreign exchange	666	805	—	—	(255)	—	1,216
Cost as at December 31, 2015 and January 1, 2016	$245,989	$198,807	$23,142	$16,718	$1,154	$59	$485,869
Additions	—	—	—	—	31,479	—	31,479
Disposals/retirements	(9,974)	—	—	—	—	—	(9,974)
Impact of foreign exchange	(119)	(155)	—	—	5,942	—	5,668
Cost as at December 31, 2016	$235,896	$198,652	$23,142	$16,718	$38,575	$59	$513,042
Accumulated amortization and impairment as at January 1, 2015	$(176,622)	$(87,182)	$(2,739)	$(8,168)	$(464)	$(24)	$(275,199)
Amortization	(14,303)	(11,636)	(876)	(925)	(159)	(3)	(27,902)
Disposals/retirements	1,236	1,710	—	—	—	—	2,946
Impact of foreign exchange	(657)	(314)	—	—	143	—	(828)
Accumulated amortization and impairment as at December 31, 2015 and January 1, 2016	$(190,346)	$(97,422)	$(3,615)	$(9,093)	$(480)	$(27)	$(300,983)
Amortization	(10,647)	(11,437)	(2,720)	(924)	(1,959)	(3)	(27,690)
Disposals/retirements	9,974	—	—	—	—	—	9,974
Impact of foreign exchange	102	9	—	—	(400)	—	(289)
Accumulated amortization and impairment as at December 31, 2016	$(190,917)	$(108,850)	$(6,335)	$(10,017)	$(2,839)	$(30)	$(318,988)
Net carrying values
As at December 31, 2015	$55,643	$101,385	$19,527	$7,625	$674	$32	$184,886
As at December 31, 2016	$44,979	$89,802	$16,807	$6,701	$35,736	$29	$194,054

The total combined indefinite and finite life intangible assets are summarized below.

	As at December 31, 2016			As at December 31, 2015
	Cost	Accumulated amortization and impairment	Net carrying value	Cost	Accumulated amortization and impairment	Net carrying value
Indefinite life intangibles	$639,558	$(1,100)	$638,458	$627,611	$(1,100)	$626,511
Finite life intangibles	513,042	(318,988)	194,054	485,869	(300,983)	184,886
Total intangibles	$1,152,600	$(320,088)	$832,512	$1,113,480	$(302,083)	$811,397

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS  – (continued)

The Company’s trade name has a long and established history, a strong reputation and has been synonymous with quality and growth within the satellite industry. It has been assigned an indefinite life because of expected ongoing future use.

The Company’s intellectual property relates to development relating to its planned LEO constellation. It has been assigned an indefinite life because of anticipated ongoing future use.

The following are the remaining useful lives of the intangible assets:

Years
Revenue backlog	3 to 8
Customer relationships	2 to 12
Customer contracts	4 to 10
Transponder rights	8
Concession rights	1 to 14
Patent	9

All of the Company’s intangible assets have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities as at December 31, 2016 (December 31, 2015 — pledged as security as a requirement of the Company’s former senior secured credit facilities) (Note 24).

Impairment

Finite life intangible assets are assessed for impairment at the Company’s CGU level. Indefinite life intangible assets are tested for impairment at the individual asset level. The annual impairment tests for these assets were performed in the fourth quarters of 2016, 2015 and 2014 in accordance with the policy described in Note 4.

No impairment loss was recognized in the years ended December 31, 2016, 2015 and 2014.

The recoverable amount, for indefinite life intangible assets valued using the income approach, which is equal to the fair value less costs of disposal, was calculated using the following assumptions:

	2016	2015	2014
Discount rate	10.25% to 10.75%	10.0%	10.0%

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

18. GOODWILL

The Company carries goodwill at its cost of $2,446.6 million with no accumulated impairment losses since acquisition.

Impairment

Goodwill is tested for impairment at the entity level because that represents the lowest level at which goodwill supports the Company’s operations and is monitored internally. The annual impairment test on goodwill was performed in the fourth quarters of 2016, 2015, and 2014 in accordance with the policy described in Note 4. The Company’s recoverable amount exceeded the carrying value therefore, no impairment was recognized. The most significant assumptions used in the impairment test were as follows:

	2016	2015	2014
Discount rate	10.75%	10.0%	10.0%
Terminal year growth rate	2.0%	2.5%	3.0%

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

19. TRADE AND OTHER PAYABLES

As at December 31,	2016	2015
Trade payables	$2,502	$2,821
Other payables and accrued liabilities (a)	41,605	40,816
Other payables and accrued liabilities due to related parties (Note 33)	—	529
Trade and other payables	$44,107	$44,166

(a)	Other payables and accrued liabilities included payables that are not trade in nature as well as various operating and capital accruals.

20. OTHER CURRENT FINANCIAL LIABILITIES

As at December 31,	2016	2015
Derivative liabilities (Note 27)	$761	$6,510
Security deposits	2,664	2,880
Satellite performance incentive payments	10,031	11,011
Interest payable (a)	28,235	11,084
Tax indemnification payable	10,973	—
Other	6,328	4,940
Other current financial liabilities	$58,992	$36,425

(a)	Interest payable included interest payable on indebtedness, satellite performance incentive payments, and other current financial liabilities.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

21. OTHER CURRENT LIABILITIES

As at December 31,	2016	2015
Deferred revenue	$73,900	$68,054
Decommissioning liabilities (Note 23)	114	96
Uncertain tax positions	1,315	1,315
Income taxes payable	2,135	7,934
Other	2,984	3,238
Other current liabilities	$80,448	$80,637

22. OTHER LONG-TERM FINANCIAL LIABILITIES

As at December 31,	2016	2015
Derivative liabilities (Note 27)	$13,952	$4,903
Security deposits	472	551
Satellite performance incentive payments	65,954	76,015
Tax indemnification payable	—	10,973
Other	874	1,748
Other long-term financial liabilities	$81,252	$94,190

23. OTHER LONG-TERM LIABILITIES

As at December 31,	2016	2015
Deferred revenue	$317,907	$255,076
Accrued benefit liabilities (Note 29)	36,718	42,762
Uncertain tax positions	175	175
Decommissioning liabilities (a)	1,669	1,628
Other	392	270
Other long-term liabilities	$356,861	$299,911

(a)	The current and long-term decommissioning liabilities on property and equipment were $1.8 million (December 31, 2015 — $1.7 million). The decommissioning liabilities are for the restoration of leased buildings and teleports. During the year ended December 31, 2016 and 2015, $0.1 million was recorded as interest expense with no decommissioning liabilities derecognized. It is expected that the decommissioning liabilities will come to maturity between 2017 and 2062.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS

As at December 31,	2016	2015
Former senior secured credit facilities (a)
Revolving Credit Facility	$—	$—
Term Loan A	—	375,000
Term Loan B – Canadian Facility	—	136,150
Term Loan B – U.S. Facility (December 31, 2015 – USD$1,697,742)	—	2,349,505
Senior Secured Credit Facilities (a)
Revolving Credit Facility	—	—
Term Loan B – U.S. Facility (December 31, 2016 – USD$2,423,925)	3,257,998	—
6.0% Senior Notes (December 31, 2015 – USD$900,000) (b)	—	1,245,510
8.875% Senior Notes (December 31, 2016 – USD$500,000) (c)	672,050	—
	3,930,048	4,106,165
Less: deferred financing costs, interest rate floors, prepayment options and premiums (d)	(78,410)	(42,944)
	3,851,638	4,063,221
Less: current indebtedness	(21,931)	(87,386)
Long-term indebtedness	$3,829,707	$3,975,835

On November 17, 2016, Telesat Canada entered into a new amended and restated Credit Agreement with a syndicate of banks which provides for the extension of credit under the Senior Secured Credit Facilities of USD$2,430.0 million and revolving credit borrowings of up to USD$200.0 million (or Canadian dollar equivalent). All obligations under the Credit Agreement are guaranteed by the Company and certain of Telesat Canada’s existing subsidiaries (“Guarantors”). The obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat Canada and the Guarantors. If the Revolving Credit Facility is drawn, the Credit Agreement requires Telesat Canada to comply with a first lien net leverage ratio of 5.75:1.00, tested quarterly, and failure to comply will result in an event of default. The Credit Agreement contains total leverage ratio covenants that restrict, with certain exceptions, the ability of Telesat Canada and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sale-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The maximum total leverage ratio is 4.50:1.00.

On November 17, 2016, Telesat Canada issued, through a private placement, USD$500 million of 8.875% Senior Notes which mature on November 17, 2024. The 8.875% Senior Notes are subordinated to Telesat Canada’s existing and future secured indebtedness, including obligations under its Senior Secured Credit Facilities, and are governed under the 8.875% Senior Notes Indenture.

With the net proceeds from the 8.875% Senior Notes offering and the Senior Secured Credit Facilities, along with available cash on hand, all outstanding amounts on the 6.0% Senior Notes and the former senior secured credit facilities were repaid on November 17, 2016. In addition, at this time, any unamortized balances of the deferred financing costs, interest rate floors, prepayment option and premiums were written off resulting in a net loss on refinancing of $31.9 million.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS  – (continued)

The former senior secured credit facilities had a required ratio of the debt incurrence test and maximum permitted debt test of the Consolidated Total Secured Debt to EBITDA (the “senior secured leverage ratio”) of 5.00:1.00 and 5.25:1.00 respectively. The permitted leverage ratio to first lien debt was 4.25:1.00.

(a)	The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. The Credit Agreement requires Telesat Canada and the Guarantors to comply with a First Lien Net Leverage Ratio. As at December 31, 2016, Telesat was in compliance with this covenant. The former senior secured credit facilities required compliance with a maximum senior secured leverage ratio. As at December 31, 2015, Telesat was in compliance with this covenant.

Each tranche of the Senior Secured Credit Facilities and the former senior secured credit facilities is subject to mandatory principal repayment requirements. In the initial years, this repayment generally is equal to one quarter of 1% of the initial aggregate principal amount and is payable on a quarterly basis.

The Senior Secured Credit Facilities have several tranches which are described below:

(i)	A Revolving Credit Facility (“Revolving Facility”) of up to $200 million U.S. dollars is available to Telesat. This Revolving Facility matures on November 17, 2021 and is available to be drawn at any time in U.S. funds or Canadian dollar equivalent funds. Loans under the Revolving Facility bear interest at a floating rate plus an applicable margin ranging from 1.50% to 2.00% for prime rate and Alternative Base Rate (“ABR”) loans and ranging from 2.50% to 3.00% for Bankers Acceptance (“BA”) and Eurodollar loans. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. The Revolving Facility has an unused commitment fee of 40 basis points. As at December 31, 2016, other than $0.1 million in drawings related to letters of credit, there were no borrowings under this facility.

(ii)	The U.S. TLB Facility is a USD$2,430 million facility maturing on November 17, 2023. The outstanding borrowings under the U.S. TLB Facility bear interest at a floating rate of LIBOR, but not less than 0.75%, plus an applicable margin of 3.75%. The weighted average effective interest rate was 4.94% for the 44-day period ended December 31, 2016. On February 1, 2017, we amended the Senior Secured Credit Facilities in which the applicable margin was reduced to 3.00%.

The former senior secured credit facilities, which was fully repaid on November 17, 2016, had several tranches which are described below:

(i)	The former Revolving Facility was a borrowing facility of up to $140 million Canadian dollars (or U.S. dollars equivalent). The drawn loans bore interest at a floating rate plus an applicable margin of 2.00% for prime rate and ABR loans and 3.00% for BA and Eurodollar loans. Undrawn amounts under the facility were subject to a commitment fee of 50 basis points. As at December 31, 2015, other than $0.1 million in drawings related to letters of credit, there were no borrowings under this facility.

(ii)	The Term Loan A Facility (“TLA Facility”) was initially a $500 million facility. Loans under this facility bore interest at a floating rate of the BA plus an applicable margin of 3.00%. The weighted average effective interest rate was 4.36% for the year ended December 31, 2015.

(iii)	The former U.S. TLB Facility was initially a USD$1,746 million facility. Borrowings under the U.S. TLB Facility bore interest at a floating rate of LIBOR, but not less than 0.75%, plus an applicable margin of 2.75%. The weighted average effective interest rate was 4.26% for the year ended December 31, 2015.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS  – (continued)

(iv)	The Canadian TLB Facility was initially a $140 million facility. Borrowings under the Canadian TLB Facility bore interest at a floating rate of the BA borrowing, but not less than 1.00%, plus an applicable margin of 3.25%. The weighted average effective interest rate was 5.18% for the year ended December 31, 2015.

(b)	The 6.0% Senior Notes bore interest at an annual rate of 6.0%. The total balance of the Senior Notes was USD$900 million, with USD$700 million issued in May 2012, and an additional USD$200 million issued in October 2012. The weighted average effective interest rate was 5.99% for the year ended December 31, 2015. The Senior Notes were repaid in full to the indenture trustee on November 17, 2016.

(c)	The Senior Notes bear interest at an annual rate of 8.875% and are due November 17, 2024. The total balance of the Senior Notes is USD$500 million. The Senior Notes include covenants or terms that restrict the Company’s ability to, among other things: (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred shares, (ii) incur liens, (iii) pay dividends, or make certain restricted payments or investments, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) consolidate, merge, sell or otherwise dispose of substantially all assets, (vii) create restrictions on the ability to pay dividends, make loans, and sell assets, and (viii) designate subsidiaries as unrestricted subsidiaries. The weighted average effective interest rate for the 44-day period ended December 31, 2016 was 8.80%.

(d)	The Senior Secured Credit Facilities and 8.875% Senior Notes included the following deferred financing costs, interest rate floor and prepayment option:

(i)	The U.S. TLB Facility and 8.875% Senior Notes were presented on the balance sheet net of related deferred financing costs of $61.8 million as at December 31, 2016. The deferred financing costs are amortized using the effective interest method.

(ii)	The indenture agreement for the 8.875% Senior Notes contained provisions for certain prepayment options (Note 27) which were fair valued at the time of debt issuance. The initial fair value impact of the prepayment option related to the 8.875% Senior Notes was an $8.7 million increase to the indebtedness at their inception date. This liability is subsequently amortized using the effective interest method and had a carrying amount of $8.6 million as at December 31, 2016.

(iii)	The initial fair value impact, in November 2016, of the interest rate floor on the U.S. TLB Facility was a decrease to the indebtedness of $25.6 million. This asset is subsequently amortized using the effective interest method and had a carrying amount of $25.2 million as at December 31, 2016.

The former senior secured credit facilities and 6.0% Senior Notes included the following deferred financing costs, interest rate floors, prepayment option and premiums:

(i)	The TLA Facility, former U.S. TLB Facility, Canadian TLB Facility and 6% Senior Notes were presented on the balance sheet net of related deferred financing costs of $25.0 million as at December 31, 2015. Any unamortized deferred financing costs as at November 17, 2016, were written off against loss on refinancing upon repayment of the indebtedness.

(ii)	The indenture agreement for the 6.0% Senior Notes contained provisions for certain prepayment options (Note 27) which were fair valued at the time of debt issuance. The fair value of the prepayment option related to the 6.0% Senior Notes was allocated to the indebtedness at their inception date. The aggregate impact of the prepayment option related to the 6.0% Senior Notes issued on May 14, 2012 and October 29, 2012 was a $5.6 million increase to the indebtedness. This liability was subsequently amortized using the effective interest method and had a carrying amount of $1.8 million as at December 31, 2015. Any unamortized prepayment option as at November 17, 2016, were written off against loss on refinancing upon repayment of the indebtedness.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS  – (continued)

(iii)	The initial fair value impact of the premiums on the 6.0% Senior Notes was an increase to the indebtedness of $7.0 million. This liability was subsequently amortized using the effective interest method and had a carrying amount of $2.3 million as at December 31, 2015. Any unamortized premiums as at November 17, 2016, were written off against loss on refinancing upon repayment of the indebtedness.

(iv)	The initial fair value impact, in March 2012, of the interest rate floors on the former U.S. TLB Facility was a decrease to the indebtedness of $44.3 million. This asset was subsequently amortized using the effective interest method and had a carrying amount of $21.2 million as at December 31, 2015. Any unamortized interest rate floors as at November 17, 2016, were written off against loss on refinancing upon repayment of the indebtedness.

(v)	The initial fair value impact, in March 2012, of the interest rate floors on the Canadian TLB Facility was a decrease to the indebtedness of $1.7 million. This asset was subsequently amortized using the effective interest method and had a carrying amount of $0.9 million as at December 31, 2015. Any unamortized interest rate floors as at November 17, 2016, were written off against loss on refinancing upon repayment of the indebtedness.

The short-term and long-term portions of deferred financing costs, interest rate floors, prepayment option and premiums were as follows:

As at December 31,	2016	2015
Short-term deferred financing costs	$8,224	$9,609
Long-term deferred financing costs	53,570	15,370
	$61,794	$24,979
Short-term interest rate floors	$3,297	$6,479
Long-term interest rate floors	21,900	15,591
	$25,197	$22,070
Short-term prepayment options	$(790)	$(1,266)
Long-term prepayment options	(7,791)	(516)
	$(8,581)	$(1,782)
Short-term premiums	$—	$(1,649)
Long-term premiums	—	(674)
	$—	$(2,323)
Deferred financing costs, interest rate floors, prepayment option and premiums	$78,410	$42,944

The outstanding principal balance of indebtedness, excluding deferred financing costs, interest rate floor and prepayment option will be repaid as follows (in millions of Canadian dollars):

2017	2018	2019	2020	2021	Thereafter	Total
$32.7	$32.7	$32.7	$32.7	$32.7	$3,766.5	$3,930.0

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

25. SHARE CAPITAL

The number of shares and stated value of the outstanding shares were as follows:

	2016		2015
As at December 31,	Number of shares	Stated value	Number of shares	Stated value
Common Shares	74,252,460	$340,602	74,252,460	$340,602
Voting Participating Preferred Shares	7,034,444	77,995	7,034,444	77,995
Non-Voting Participating Preferred Shares	38,384,823	240,128	38,255,423	238,267
Director Voting Preferred Shares	1,000	10	1,000	10
Share capital		$658,735		$656,874

In January 2014 and November 2016, 2015 and 2014, dividends were declared and paid on the Director Voting Preferred Shares.

In 2014, 18,266 stock options granted under the Company’s stock incentive plan were exercised for 18,266 Non-Voting Participating Preferred Shares in exchange for $0.2 million.

In 2016, a former employee exercised 178,642 stock options, on a net settlement basis, in exchange for 129,400 Non-Voting Participating Preferred Shares with a stated value of $1.9 million.

Effective January 25, 2017, the Board of Directors approved a special cash distribution to shareholders, as a reduction of stated capital, in the amount of approximately $387.2 million U.S. dollars. These distributions were made during the first quarter of 2017.

There were no changes in the number of shares issued in any class of shares in 2015.

There were no changes to the rights, privileges or conditions associated to each class of shares.

The authorized share capital of the Company is comprised of: (i) an unlimited number of Common Shares, Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares, Redeemable Common Shares, and Redeemable Non-Voting Participating Preferred Shares, (ii) 1,000 Director Voting Preferred Shares, and (iii) 325,000 Senior Preferred Shares. None of the Redeemable Common Shares, Redeemable Non-Voting Participating Preferred Shares or Senior Preferred Shares have been issued as at December 31, 2016 or 2015. The Company’s share-based compensation plans have authorized the grant of up to 12,923,779 options to purchase Non-Voting Participating Preferred Shares (Note 28).

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

25. SHARE CAPITAL  – (continued)

•	The Director Voting Preferred Shares are redeemable at the option of the Company, at any time, at a redemption price of $10 per share.

The Director Voting Preferred Shares have a nominal stated value.

26. CAPITAL DISCLOSURES

Telesat is a privately held company. The Company’s financial strategy is designed to maintain compliance with the financial covenant under its Senior Secured Credit Facilities and its former senior secured credit facilities (Note 24), and to maximize returns to its shareholders and other stakeholders. The Company meets these objectives through regular monitoring of the financial covenant and operating results on a quarterly basis. The Company’s overall financial strategy remains unchanged from 2015.

The Company defines its capital as shareholders’ equity (comprising issued share capital, accumulated earnings and excluding reserves) and debt financing (comprising indebtedness and excluding deferred financing costs, prepayment option, interest rate floors and premiums as detailed in Note 24).

The Company’s capital at the end of the year was as follows:

As at December 31,	2016	2015
Shareholders’ equity (excluding reserves)	$1,126,598	$845,353
Debt financing (excluding deferred financing costs, prepayment option, interest rate floors and premiums)	$3,930,048	$4,106,165

If the Revolving Facility is drawn, the Senior Secured Credit Facilities require Telesat Canada to comply with a first lien net leverage ratio test. As at December 31, 2016, the first lien net leverage ratio was 4.05:1.00, which was less than the maximum test ratio of 5.75:1.00.

The former senior secured credit facility required Telesat Canada and certain of Telesat’s existing subsidiaries (the “Guarantors”) to comply with a senior secured leverage ratio covenant. The covenant was based on the ratio of Consolidated Total Secured Debt to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for covenant purposes. As at December 31, 2015, the senior secured leverage ratio was 3.70:1.00, which was less than the maximum test ratio of 5.25:1.00.

The Company’s operating results are tracked against budget on a monthly basis, and this analysis is reviewed by senior management. The Company partly manages its interest rate risk due to variable interest rate debt through the use of interest rate swaps (Note 27).

27. FINANCIAL INSTRUMENTS

Measurement of Risks

The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at December 31, 2016.

Credit risk

Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. As at December 31, 2016, the maximum exposure to credit risk is equal to the carrying value of the financial assets which totaled $876.3 million (December 31, 2015 — $783.1 million).

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

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

The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks related to trade accounts receivable. The Company’s standard payment terms are 30 days with interest typically charged on balances remaining unpaid at the end of standard payment terms. The Company’s historical experience with customer defaults has been minimal. As at December 31, 2016, North American and International customers made up 38% and 62% of the outstanding trade receivable balance, respectively (December 31, 2015 — 47% and 53%, respectively). Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts as at December 31, 2016 was $3.5 million (December 31, 2015 — $3.8 million).

The Company mitigates the credit risk associated with derivative instruments by entering into them with only high quality financial institutions.

Foreign exchange risk

The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The Company’s main currency exposures lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness with the most significant impact being on the U.S. dollar denominated indebtedness. As at December 31, 2016, the entire indebtedness was denominated in U.S. dollars. The Canadian dollar equivalent of the U.S. dollar denominated indebtedness was $3,930.0 million (before netting of deferred financing costs, interest rate floor and prepayment option). As at December 31, 2015, $3,595.0 million of the $4,106.2 million of the total indebtedness was the Canadian dollar equivalent of the U.S. dollar denominated indebtedness (before netting of deferred financing costs, premiums, interest rate floors and prepayment option).

In September 2014, the Company entered into a forward foreign exchange contract which required the Company to pay $1,036.7 million U.S. dollars to receive $1,141.6 million Canadian dollars. This forward foreign exchange contract was used to fix the exchange rate on the cross currency basis swaps on their maturity date. In 2014, a net loss of $17.8 million was recorded in gain on changes in fair value of financial instruments relating to the initial recognition and subsequent settlement of the forward foreign exchange contract.

In July 2016, Telesat entered into four forward foreign exchange contracts which require the Company to pay $7.0 million Canadian dollars to receive 4.2 million British Pounds Sterling. One forward foreign exchange contract which required the Company to pay $2.5 million Canadian dollars to receive 1.5 million British Pounds Sterling matured in September 2016. The remaining contracts mature between January and February 2017. As at December 31, 2016, the fair value of the three remaining foreign forward exchange contracts was insignificant.

As at December 31, 2016, the impact of a 5 percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) net income (loss) by $163.5 million (December 31, 2015 — $159.8 million) and increased (decreased) other comprehensive income (loss) by $nil (December 31, 2015 — $4.0 million). This analysis assumes that all other variables, in particular interest rates, remain constant.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

Interest rate risk

The Company is exposed to interest rate risk on its cash and cash equivalents and its indebtedness. The interest rate risk on the indebtedness is from a portion of the indebtedness having a variable interest rate. Changes in the interest rates could impact the amount of interest that the Company is required to pay or receive. The Company has historically entered into interest rate swaps to hedge the interest rate risk associated with the variable interest rates on a portion of the long-term debt. As at December 31, 2016, the Company had no outstanding interest rate swaps. As at December 31, 2015, the Company had one interest rate swap to fix interest on $250.0 million of Canadian dollar debt and one interest rate swap to fix interest on $300.0 million of U.S. denominated. These contracts matured on June 30, 2016 and September 30, 2016, respectively. As at December 31, 2015, the fair value of these derivative contracts was a liability of $2.3 million.

If the interest rates on the unhedged variable rate indebtedness change by 0.25%, excluding the potential impact of interest rate floors, the result would be an increase or decrease to net income (loss) of $5.9 million for the year ended December 31, 2016 (December 31, 2015 — $4.8 million).

Liquidity risk

The Company maintains credit facilities to ensure it has sufficient funds available to meet current and foreseeable financial requirements.

The contractual maturities of financial liabilities as at December 31, 2016 were as follows:

	Carrying amount	Contractual cash flows (undiscounted)	2017	2018	2019	2020	2021	Thereafter
Trade and other payables	$44,107	$44,107	$44,107	$—	$—	$—	$—	$—
Customer and other deposits	3,136	3,136	2,664	219	18	—	235	—
Satellite performance incentive payments	78,794	104,463	14,938	13,567	13,605	11,920	9,866	40,567
Other financial liabilities	18,597	18,883	17,491	559	476	357	—	—
Indebtedness (1)	3,955,091	5,413,274	257,806	238,574	237,409	236,314	234,429	4,208,742
	$4,099,725	$5,583,863	$337,006	$252,919	$251,508	$248,591	$244,530	$4,249,309

(1)	Indebtedness excludes deferred financing costs, interest rate floor and prepayment option.

The interest payable and interest payments included in the carrying value and contractual cash flows, respectively, in the above table, were as follows:

	Interest payable	Interest payments
Satellite performance incentive payments	$2,809	$27,046
Other financial liabilities	$383	$669
Indebtedness	$25,043	$1,483,226

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

Financial assets and liabilities recorded on the balance sheets and the fair value hierarchy levels used to calculate those values were as follows:

As at December 31, 2016	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$782,406	$—	$—	$782,406	$782,406	Level 1
Trade and other receivables	55,639	—	—	55,639	55,639	(3)
Other current financial assets	2,548	—	—	2,548	2,548	Level 1
Other long-term financial assets (1)	20,756	14,931	—	35,687	35,687	Level 1, Level 2
Trade and other payables	—	—	(44,107)	(44,107)	(44,107)	(3)
Other current financial liabilities	—	(761)	(58,231)	(58,992)	(61,368)	Level 2
Other long-term financial liabilities	—	(13,952)	(67,300)	(81,252)	(82,781)	Level 2
Indebtedness (2)	—	—	(3,930,048)	(3,930,048)	(3,992,467)	Level 2
	$861,349	$218	$(4,099,686)	$(3,238,119)	$(3,304,443)

As at December 31, 2015	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$690,726	$—	$—	$690,726	$690,726	Level 1
Trade and other receivables	50,781	—	—	50,781	50,781	(3)
Other current financial assets	1,186	—	—	1,186	1,186	Level 1
Other long-term financial assets (1)	20,127	20,235	—	40,362	40,362	Level 1, Level 2
Trade and other payables	—	—	(44,166)	(44,166)	(44,166)	(3)
Other current financial liabilities	—	(6,510)	(29,915)	(36,425)	(40,718)	Level 2
Other long-term financial liabilities	—	(4,903)	(89,287)	(94,190)	(99,562)	Level 2
Indebtedness (2)	—	—	(4,106,165)	(4,106,165)	(4,069,522)	Level 2
	$762,820	$8,822	$(4,269,533)	$(3,497,891)	$(3,470,913)

(1)	Other long-term financial assets classified as fair value through profit or loss were calculated using level 2 of the fair value hierarchy. All other balances were calculated using level 1 of the fair value hierarchy.

(2)	Indebtedness excludes deferred financing costs, interest rate floors, prepayment option and premiums.

(3)	Trade and other receivables and trade and other payables approximate fair value due to the short-term maturity of these instruments.

Assets pledged as security

The Senior Secured Credit Facilities (December 31, 2015 — former senior secured credit facilities) are secured by substantially all of Telesat’s assets excluding the assets of unrestricted subsidiaries.

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

The fair value hierarchy is as follows:

Level 1 is based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

Level 2 is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially all of the full term of the assets or liabilities.

Level 3 is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

The carrying amounts of cash and cash equivalents, trade and other receivables, and trade and other payables approximate fair value due to the short-term maturity of these instruments. As at December 31, 2016, cash and cash equivalents included $324.7 million (December 31, 2015 — $214.0 million) of short-term investments.

The fair value of the satellite performance incentive payments, included in other current and other long-term financial liabilities, was determined using a discounted cash flow methodology. The calculation is performed on a recurring basis. As at December 31, 2016, the discount rate used was 5.5% (December 31, 2015 — 4.6%).

The fair value of the indebtedness was based on transactions and quotations from third parties considering market interest rates and excluding deferred financing costs, interest rate floors, prepayment option and premiums. The calculation of the fair value of the indebtedness is performed on a recurring basis. The rates used were as follows:

As at December 31,	2016	2015
Former senior secured credit facilities
Term Loan A	—	99.00%
Term Loan B – Canadian Facility	—	98.63%
Term Loan B – U.S. Facility	—	98.25%
Senior Secured Credit Facilities
Term Loan B – U.S. Facility	101.00%	—
6.0% Senior Notes	—	100.81%
8.875% Senior Notes	104.44%	—

Fair value of derivative financial instruments

On November 17, 2016, the Company recorded an interest rate floor embedded derivative on the Term Loan B Facility as a result of the refinancing of the Senior Secured Credit Facilities (Note 24). At inception, the fair value of the embedded derivative was a liability of $25.6 million. In addition, a prepayment option embedded derivative was recognized in connection with the 8.875% Senior Notes (Note 24) on that same date. At inception, the fair value of the prepayment option embedded derivative was an asset of $8.7 million.

In connection with the Company’s redemption of its former indebtedness on November 17, 2016, the interest rate floors associated with the former Term Loan B Facility and the prepayment option associated with the 6.0% Senior Notes have expired.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

Derivatives, with the exception of the forward foreign exchange contracts, were valued using a discounted cash flow methodology. The calculations of the fair value of the derivatives are performed on a recurring basis.

Interest rate swap future cash flows were determined based on current yield curves and exchange rates and then discounted based on discount curves. All interest rate swaps matured by September 30, 2016.

Prepayment option cash flows were calculated with a third party option valuation model which is based on the current price of the debt instrument and discounted based on a discount curve.

Interest rate floor cash flows were calculated using the Black Scholes option valuation model in Bloomberg and discounted based on discount curves.

The discount rates used to discount U.S. dollar cash flows as at December 31, 2016 ranged from 0.77% to 2.15% (December 31, 2015 — 0.43% to 1.46%). The discount rates used to discount Canadian dollar cash flows as at December 31, 2015 ranged from 0.79% to 0.97%. There were no derivatives as at December 31, 2016 that were fair valued using discount rates on Canadian dollar cash flows.

The fair value of the forward foreign exchange contracts was calculated using the forward foreign exchange rates against British Pound Sterling for the same transactions at the valuation date. The forward foreign exchange rates as at December 31, 2016 ranged from 1.6501 to 1.6509.

The fair value of the derivative assets and liabilities was calculated based on the level 2 of the fair value hierarchy. The current and long-term portions of the fair value of the Company’s derivative assets and liabilities, as at each balance sheet date, were as follows:

As at December 31, 2016	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total
Interest rate floor	$—	$(728)	$(13,952)	$(14,680)
Forward foreign exchange contracts	—	(33)	—	(33)
Prepayment option	14,931	—	—	14,931
	$14,931	$(761)	$(13,952)	$218

As at December 31, 2015	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total
Interest rate swaps	$—	$(2,335)	$—	$(2,335)
Interest rate floors	—	(4,175)	(4,903)	(9,078)
Prepayment option	20,235	—	—	20,235
	$20,235	$(6,510)	$(4,903)	$8,822

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS  – (continued)

The reconciliation of the fair value of derivative assets and liabilities was as follows:

Fair value, December 31, 2014 and January 1, 2015	$3,212
Unrealized gains (losses) on derivatives
Interest rate floors	10,233
Prepayment option	(5,261)
Interest rate swaps	1,063
Impact of foreign exchange	(425)
Fair value, December 31, 2015 and January 1, 2016	$8,822
Derivatives recognized at inception
Interest rate floors	(25,581)
Prepayment option	8,671
Realized losses on derivatives
Forward foreign exchange contract	(130)
Unrealized gains (losses) on derivatives
Interest rate floors	18,781
Prepayment option	(13,108)
Interest rate swaps	2,237
Forward foreign exchange contracts	97
Impact of foreign exchange	429
Fair value, December 31, 2016	$218

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

Under the stock incentive plans, two different types of stock options can be granted: time-vesting options and performance-vesting options. The time-vesting options generally become vested and exercisable over a five-year period by 20% annual increments. The performance-vesting options become vested and exercisable over a five-year period, provided that the Company has achieved or exceeded an annual or cumulative target consolidated EBITDA established by the Board of Directors. The exercise period of the stock options expires 10 years from the grant date. The exercise price of each share underlying the options will be the higher of a fixed price, established by the Board of Directors on the grant date, and the fair market value of a Non-Voting Participating Preferred Share on the grant date. Both plans authorize the Board of Directors to grant tandem SARs, at their discretion.

The Company expenses the fair value of stock options that are expected to vest over the vesting period using the Black-Scholes option pricing model. The share-based compensation expense is included in operating expenses.

In January 2016, the Board approved the purchase for cancellation of up to 25% of the currently outstanding stock options. In March 2016, a total of 1,253,477 vested stock options were repurchased at fair value from key management personnel and other employees or former employees for a total cash consideration of $24.7 million.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. SHARE-BASED COMPENSATION PLANS  – (continued)

In connection with the $387 million U.S. dollars cash distribution to our shareholders (Note 25), effective January 25, 2017, a special payment was authorized to option holders of $12.8 million U.S. dollars, $7.6 million U.S. dollars of which will be paid during the first quarter of 2017. The remaining payments will be made in subsequent periods subject to certain conditions being met.

The stock options granted in the current and prior years, and their weighted average fair value were as follows:

	2016	2015	2014
Number of stock options granted	—	418,606	150,000
Weighted average fair value of options granted	$—	$14.80	$12.05

The movement in the number of stock options outstanding and their weighted average exercise price were as follows:

	Time vesting option plans		Performance vesting option plans
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding at December 31, 2014 and January 1, 2015	3,622,815	$21.95	1,789,574	$18.94
Granted	380,106		38,500
Forfeited	(239,250)		(2,750)
Exercised	—		—
Expired	—		—
Outstanding at December 31, 2015 and January 1, 2016	3,763,671	$23.65	1,825,324	$19.38
Granted	—		—
Forfeited	(143,440)		(32,684)
Exercised (Note 25)	(86,116)		(92,526)
Repurchased	(857,096)		(396,381)
Expired	—		—
Outstanding at December 31, 2016	2,677,019	$24.54	1,303,733	$20.16

The quantity of stock options that are exercisable and the weighted average remaining life were as follows:

As at December 31,	2016	2015
Time vesting option plans	1,779,707	2,265,694
Performance vesting option plans	582,854	1,079,145
Weighted-average remaining life	6 years	6 years

The share-based compensation expense included in the consolidated statements of income (loss) was as follows:

Years ended December 31,	2016	2015	2014
Operating expenses	$5,770	$5,369	$9,655

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. SHARE-BASED COMPENSATION PLANS  – (continued)

The weighted-average assumptions used to determine the share-based compensation expense for stock options using the Black-Scholes option pricing model were as follows:

	2016	2015	2014
Dividend yield	—%	—%	—%
Expected volatility	24.6%	24.6%	24.8%
Risk-free interest rate	1.83%	1.81%	1.76%
Expected life (years)	10	10	10

The expected volatility is based on the historical volatility.

29. EMPLOYEE BENEFIT PLANS

The expenses included on the consolidated statements of income (loss) and the consolidated statements of comprehensive income (loss) were as follows:

	Pension plans			Other post-employment benefit plans
Years ended December 31,	2016	2015	2014	2016	2015	2014
Consolidated statements of income (loss)
Operating expenses	$6,235	$7,659	$5,426	$221	$494	$362
Interest expense	$875	$933	$294	$858	$1,043	$1,050
Consolidated statements of comprehensive income (loss)
Actuarial (gains) losses on employee benefit plans	$(4,376)	$(1,140)	$20,070	$(724)	$(4,085)	$3,276

In October 2013, the Company ceased allowing new employees to join certain of the defined benefit plans, except under certain circumstances, and commenced a defined contribution pension plan for new employees.

The Company made contributions of $0.8 million for various defined contribution arrangements during 2016 (December 31, 2015 — $0.9 million).

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

The balance sheet obligations, distributed between pension and other post-employment benefits, included in other long-term liabilities (Note 23) were as follows:

As at December 31,	2016	2015
Pension benefits	$14,330	$19,901
Other post-employment benefits	22,388	22,861
Accrued benefit liabilities	$36,718	$42,762

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS  – (continued)

The amounts recognized in the balance sheets and the funded statuses of the benefit plans were as follows:

	2016		2015
As at December 31,	Pension	Other	Pension	Other
Present value of funded obligations	$279,428	$—	$268,058	$—
Fair value of plan assets	(266,255)	—	(249,335)	—
	$13,173	$—	$18,723	$—
Present value of unfunded obligations	1,157	22,388	1,178	22,861
Accrued benefit liabilities	$14,330	$22,388	$19,901	$22,861

The changes in the benefit obligations and in the fair value of plan assets were as follows:

	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2016	$269,236	$22,861	$292,097
Current service cost	5,776	221	5,997
Interest expense	10,834	858	11,692
Remeasurements
Actuarial gains arising from plan experience	(1,415)	(981)	(2,396)
Actuarial losses from change in demographic assumptions	—	28	28
Actuarial losses from changes in financial assumptions	3,823	229	4,052
Benefits paid	(8,837)	(640)	(9,477)
Contributions by plan participants	1,242	—	1,242
Foreign exchange	—	(149)	(149)
Other	(74)	(39)	(113)
Benefit obligation, December 31, 2016	$280,585	$22,388	$302,973
Change in fair value of plan assets
Fair value of plan assets, January 1, 2016	$(249,335)	$—	$(249,335)
Contributions by plan participants	(1,242)	—	(1,242)
Contributions by employer	(8,231)	(640)	(8,871)
Interest income	(9,959)	—	(9,959)
Benefits paid	8,837	640	9,477
Remeasurements
Return on plan assets, excluding interest income	(6,784)	—	(6,784)
Administrative costs	459	—	459
Fair value of plan assets, December 31, 2016	$(266,255)	$—	$(266,255)
Accrued benefit liabilities, December 31, 2016	$14,330	$22,388	$36,718

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS  – (continued)

	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2015	$260,442	$25,248	$285,690
Current service cost	5,917	494	6,411
Interest expense	10,533	1,043	11,576
Remeasurements
Actuarial gains arising from plan experience	(2,983)	(2,243)	(5,226)
Actuarial gains from change in demographic assumptions	—	(154)	(154)
Actuarial losses (gains) from changes in financial assumptions	1,223	(1,688)	(465)
Benefits paid	(8,761)	(685)	(9,446)
Contributions by plan participants	1,305	8	1,313
Adjustment to obligation for past service cost credit	1,560	—	1,560
Other	—	838	838
Benefit obligation, December 31, 2015	$269,236	$22,861	$292,097
Change in fair value of plan assets
Fair value of plan assets, January 1, 2015	$(238,911)	$—	$(238,911)
Contributions by plan participants	(1,305)	(8)	(1,313)
Contributions by employer	(9,082)	(677)	(9,759)
Interest income	(9,600)	—	(9,600)
Benefits paid	8,761	685	9,446
Remeasurements
Return on plan assets, excluding interest income	620	—	620
Administrative costs	386	—	386
Adjustment to fair value of assets due to past service cost credit	(204)	—	(204)
Fair value of plan assets, December 31, 2015	$(249,335)	$—	$(249,335)
Accrued benefit liabilities, December 31, 2015	$19,901	$22,861	$42,762

The weighted average duration of the defined benefit obligation as at December 31, 2016 is 16 years for the defined benefit pension plans and 14 years for the other post-employment benefit plans. The weighted average duration of the current service cost as at December 31, 2016 is 23 years for the defined benefit pension plans and 25 years for the other post-employment benefit plans.

The estimated future benefit payments for the defined benefit pension plans and other post-employment benefit plans until 2026 are as follows:

	Pension	Other
2017	$9,780	$849
2018	$10,320	$886
2019	$10,996	$925
2020	$11,441	$966
2021	$11,983	$1,007
2022 to 2026	$68,747	$6,637

Benefit payments include obligations to 2026 only as obligations beyond this date are not quantifiable.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS  – (continued)

The fair value of the plan assets were allocated as follows between the various types of investments:

As at December 31,	2016	2015
Equity securities
Canada	23.3%	21.5%
United States	14.6%	14.6%
International (other than United States)	18.9%	19.6%
Fixed income instruments
Canada	40.7%	41.7%
Cash and cash equivalents
Canada	2.6%	2.6%

Plan assets are valued at the measurement date of December 31 each year.

The investments are made in accordance with the Statement of Investment Policies and Procedures. The Statement of Investment Policies and Procedures is reviewed on an annual basis by the Management Level Pension Fund Investment Committee with approval of the policy being provided by the Audit Committee.

The following are the significant assumptions adopted in measuring the Company’s pension and other benefit obligations:

	Pension	Other	Pension	Other
As at December 31,	2016	2016	2015	2015
Actuarial benefit obligation
Discount rate	3.90%	3.75 to 3.80%	4.00%	4.00%
Benefit costs for the year ended
Discount rate	4.20%	4.00% to 4.10%	4.00%	3.75% to 4.00%
Future salary growth	2.50%	N/A	2.50%	N/A
Health care cost trend rate	N/A	4.50%	N/A	4.50%
Other medical trend rates	N/A	4.50%	N/A	4.50%

For certain Canadian post-retirement benefits, the medical trend rate for drugs was assumed to be 6.75% in 2017, decreasing by 0.25% per annum, to a rate of 4.50% in 2026 and thereafter.

Sensitivity of assumptions

The calculation of the defined benefit obligation is sensitive to the assumptions set out above. The following table summarizes how the impact on the defined benefit obligation as at December 31, 2016 and 2015 would have increased or decreased as a result of the change in the respective assumptions by one percent.

	Pension		Other
As at December 31, 2016	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(37,649)	$47,853	$(2,618)	$3,345
Future salary growth	$8,028	$(7,076)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$1,856	$(1,444)

	Pension		Other
As at December 31, 2015	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(37,222)	$46,173	$(2,714)	$3,370
Future salary growth	$7,865	$(7,951)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$1,658	$(1,364)

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

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

The Company expects to make contributions of $7.4 million to the defined benefit plans and $0.2 million to the defined contribution plan during the next fiscal year.

30. SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents were comprised of the following:

As at December 31,	2016	2015	2014
Cash	$457,686	$476,700	$162,968
Short-term investments (1)	324,720	214,026	334,388
Cash and cash equivalents	$782,406	$690,726	$497,356

(1)	Consisted of short-term investments with an original maturity of three months or less or which are available on demand with no penalty for early redemption.

Income taxes paid, net of income taxes received was comprised of the following:

Years ended December 31,	2016	2015	2014
Income taxes paid	$(122,401)	$(159,256)	$(83,310)
Income taxes received	1,929	4,233	2,511
	$(120,472)	$(155,023)	$(80,799)

Interest paid, net of capitalized interest and interest received was comprised of the following:

Years ended December 31,	2016	2015	2014
Interest paid	$(165,173)	$(176,312)	$(200,029)
Interest received	6,620	5,130	2,702
Capitalized interest	6,292	9,268	4,430
	$(152,261)	$(161,914)	$(192,897)

The net change in operating assets and liabilities was comprised of the following:

As at December 31,	2016	2015	2014
			Restated (Note 3)
Trade and other receivables	$(8,347)	$4,944	$3,821
Financial assets	(2,521)	(4,590)	15,534
Other assets	1,260	(12,346)	(19)
Trade and other payables	6,076	(4,722)	(2,029)
Financial liabilities	551	8,396	(7,432)
Other liabilities	103,618	11,666	(18,582)
	$100,637	$3,348	$(8,707)

Non-cash investing and financing activities were comprised of:

Years ended December 31,	2016	2015	2014
Satellites, property and other equipment	$13,776	$51,587	$16,539
Intangible assets	$2,350	$11,569	$2,661

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

31. COMMITMENTS AND CONTINGENT LIABILITIES

The following were the Company’s off-balance sheet contractual obligations as at December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
Operating property leases	$6,684	$6,348	$2,758	$1,233	$907	$1,357	$19,287
Capital commitments	137,655	41,736	—	—	—	—	179,391
Other operating commitments	17,186	8,558	8,229	7,130	6,178	7,558	54,839
	$161,525	$56,642	$10,987	$8,363	$7,085	$8,915	$253,517

Operating property leases consisted of off-balance sheet contractual obligations for land or building usage, while capital commitments included commitments for capital projects. Other operating commitments consisted of third party satellite capacity arrangements as well as other commitments that are not categorized as operating property leases or capital commitments. The Company’s off-balance sheet obligations included the future minimum payments for the non-cancellable period of each respective obligation, which have various terms and expire between 2017 to 2043. The aggregate expense related to operating property lease commitments for the year ended December 31, 2016 was $6.5 million (December 31, 2015 — $7.4 million, December 31, 2014 — $7.1 million).

The Company has entered into contracts for the construction and launch of satellites, and other capital expenditures. The total outstanding commitments as at December 31, 2016 were included in capital commitments.

The Company has agreements with various customers for prepaid revenue on several service agreements which take effect when the satellite is placed in service. The Company is responsible for operating and controlling these satellites. As at December 31, 2016, customer prepayments of $391.8 million (December 31, 2015 — $323.1 million), a portion of which is refundable under certain circumstances, were reflected in other current and other long-term liabilities.

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

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

31. COMMITMENTS AND CONTINGENT LIABILITIES  – (continued)

The Company is currently involved in a number of disputes with the Brazilian tax authorities who have alleged that additional taxes are owed on revenue earned by the Company for the period 2003 to 2012. The disputes relate to the Brazilian tax authorities’ characterization of the Company’s revenue. Additional taxes and interest of approximately $42.7 million have been assessed by Brazilian tax authorities and the Company has challenged those assessments. The Company believes the likelihood of an unfavorable outcome in these disputes is remote and, as such, no reserve has been established. Loral has agreed to indemnify the Company with respect to certain of the assessments issued in Brazil.

In 2015, the Company was re-assessed by Canadian taxing authorities for income taxes and interest expense of approximately $16.5 million relating to the deductibility of certain expenses for the 2007 tax year. The Company filed an appeal with the Tax Court of Canada, and in November 2016, was informed that their appeal was successful.

Other than the legal proceedings disclosed above, the Company is not aware of any proceedings outstanding or threatened as of the date hereof by or against it or relating to its business which may have, or have had in the recent past, significant effects on the Company’s financial position or profitability.

32. SUBSIDIARIES

The list of significant companies included in the scope of consolidation as at December 31, 2016 was as follows:

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

The percentage of voting rights and method of consolidation were the same as at December 31, 2015.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

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

Transactions with subsidiaries

The Company and its subsidiaries regularly engage in inter-group transactions. These transactions include the purchase and sale of satellite services and communications equipment, providing and receiving network and call centre services, access to orbital slots and management services. The transactions have been entered into over the normal course of operations. Balances and transactions between the Company and its subsidiaries have been eliminated on consolidation and therefore have not been disclosed.

Special cash distribution

Effective January 25, 2017, the Board of Directors approved a special cash distribution to shareholders, as a reduction of stated capital, in the amount of approximately $387.2 million U.S. dollars. Of this balance, $138.5 million U.S. dollars were paid to Red Isle, $242.7 million U.S. dollars were paid to Loral Holdings, with the remainder paid to various individuals. These distributions were made during the first quarter of 2017.

Compensation of executives and Board level directors

Year ended December 31,	2016	2015	2014
Short-term benefits (including salaries)	$6,751	$7,132	$7,543
Special payments (1)	—	—	980
Post-employment benefits	2,344	3,268	1,922
Share-based payments (2)	5,482	4,674	8,931
	$14,577	$15,074	$19,376

(1)	In 2012, the Board authorized special payments to certain employees which would be paid over three years subject to certain conditions being met. All special payments were expensed and paid as at December 31, 2014.

(2)	During 2014 and 2015, the Board authorized the grant of stock options to certain key management personnel pursuant to the stock incentive plan. A total of 150,000 and 348,606 stock options were granted to key management personnel in 2014 and 2015, respectively. Share-based payments also included all expenses associated with stock options previously issued under the 2008 stock incentive plan.

Key management personnel — stock options

In March 2016, a total of 1,253,477 vested stock options were repurchased at fair value from key management personnel and other employees or former employees for a total cash consideration of $24.7 million, of which $18.7 million was paid to key management personnel.

Telesat Holdings Inc.

Notes to the 2016 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

33. RELATED PARTY TRANSACTIONS  – (continued)

Transactions with related parties

The Company and certain of its subsidiaries regularly engage in transactions with related parties. The Company’s related parties include Loral and Red Isle. The transactions have been entered into over the normal course of operations. There were no transactions or balances with Red Isle during any of the years presented.

During the years presented below, the Company and its subsidiaries entered into the following transactions with Loral.

	Sale of goods and services, interest income			Purchase of goods and services, interest expense
Years ended December 31,	2016	2015	2014	2016	2015	2014
Revenue	$133	$129	$215	$—	$—	$—
Operating expenses	$—	$—	$—	$6,627	$7,547	$6,663
Interest and other expenses	$—	$—	$—	$—	$—	$1,070

The following balances were outstanding with Loral at the end of the years presented below:

	Amounts owed by related parties		Amounts owed to related parties
At December 31,	2016	2015	2016	2015
Current receivables/payables	$—	$119	$174	$529

The amounts outstanding are unsecured and will be settled in cash.

Other related party transactions

The Company funds certain defined benefit pension plans. Contributions made to the plans for the year ended December 31, 2016 were $8.2 million (December 31, 2015 — $9.1 million).

