Form 10-Q
period 2017-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2017-08-08
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission file number 1-14180

Loral Space & Communications Inc.

600 Fifth Avenue

New York, New York 10020

Telephone: (212) 697-1105

Jurisdiction of incorporation: Delaware

IRS identification number: 87-0748324

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☑

As of August 1, 2017, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2017

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$262,483	$37,458
Other current assets	4,047	3,483
Total current assets	266,530	40,941
Investments in affiliates	—	107,950
Deferred tax assets	109,884	115,285
Other assets	28	55
Total assets	$376,442	$264,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,533	$2,356
Income taxes payable	42,719	—
Other current liabilities	2,360	3,772
Total current liabilities	46,612	6,128
Pension and other postretirement liabilities	18,001	18,433
Long-term liabilities	70,354	69,259
Total liabilities	134,967	93,820
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,581,572 issued	216	216
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(752,537)	(826,460)
Accumulated other comprehensive loss	(16,695)	(13,836)
Total shareholders' equity	241,475	170,411
Total liabilities and shareholders' equity	$376,442	$264,231

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General and administrative expenses	$(1,922)	$(1,674)	$(3,985)	$(3,191)
Operating loss	(1,922)	(1,674)	(3,985)	(3,191)
Interest and investment income	627	48	1,026	96
Interest expense	(6)	(4)	(11)	(9)
Other expense	(1,256)	(593)	(1,873)	(1,119)
Loss from continuing operations before income taxes and equity in net income of affiliates	(2,557)	(2,223)	(4,843)	(4,223)
Income tax benefit (provision)	380	(8,480)	(65,684)	(22,155)
Loss from continuing operations before equity in net income of affiliates	(2,177)	(10,703)	(70,527)	(26,378)
Equity in net income of affiliates	—	43,357	139,714	89,851
(Loss) income from continuing operations	(2,177)	32,654	69,187	63,473
Loss from discontinued operations, net of tax	—	(102)	(5)	(235)
Net (loss) income	(2,177)	32,552	69,182	63,238
Other comprehensive income (loss), net of tax	179	417	(2,859)	9,576
Comprehensive (loss) income	$(1,998)	$32,969	$66,323	$72,814

Net (loss) income per share:

Basic
(Loss) income from continuing operations	$(0.07)	$1.06	$2.24	$2.05
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net (loss) income	$(0.07)	$1.06	$2.24	$2.04

Diluted
(Loss) income from continuing operations	$(0.07)	$1.03	$2.21	$1.98
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net (loss) income	$(0.07)	$1.03	$2.21	$1.97

Weighted average common shares outstanding:
Basic	30,933	30,933	30,933	30,933
Diluted	30,933	31,008	31,008	31,008

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2016	21,582	$216	9,506	$95	$1,020,129	154	$(9,592)	$(873,660)	$(28,698)	$108,490
Net income								47,200
Other comprehensive income									14,862
Comprehensive income										62,062
Adjustment to tax benefit associated with stock-based compensation					(141)					(141)
Balance, December 31, 2016	21,582	216	9,506	95	1,019,988	154	(9,592)	(826,460)	(13,836)	170,411
Net income								69,182
Other comprehensive loss									(2,859)
Comprehensive income										66,323
Cumulative effect adjustment attributable to previously unrecognized excess tax benefits on stock-based compensation								4,741		4,741
Balance, June 30, 2017	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(752,537)	$(16,695)	$241,475

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$69,182	$63,238
Loss from discontinued operations, net of tax	5	235
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating items (Note 2)	(127,474)	(68,552)
Changes in operating assets and liabilities:
Other current assets and other assets	(934)	(204)
Accrued expenses and other current liabilities	329	(1,099)
Income taxes receivable and payable	43,083	80
Pension and other postretirement liabilities	(432)	(317)
Long-term liabilities	1,340	1,036
Net cash used in operating activities – continuing operations	(14,901)	(5,583)
Net cash used in operating activities – discontinued operations	(2,809)	(5,619)
Net cash used in operating activities	(17,710)	(11,202)
Investing activities:
Distribution received from affiliate	242,735	—
Net cash provided by investing activities – continuing operations	242,735	—
Net cash provided by investing activities – discontinued operations	—	—
Net cash provided by investing activities	242,735	—
Increase (decrease) in cash and cash equivalents	225,025	(11,202)
Cash and cash equivalents — beginning of period	37,458	58,853
Cash and cash equivalents — end of period	$262,483	$47,651

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

Description of Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations through its ownership interest in Teleast Canada (“Telesat”), a leading global satellite services provider. Prior to and as of December 31, 2016, Telesat Canada was a subsidiary of, and Loral held its ownership interest in Telesat Canada through, Telesat Holdings Inc. Effective January 1, 2017, Telesat Holdings Inc. completed a corporate reorganization of companies under common control, pursuant to which Telesat Holdings Inc. amalgamated with Telesat Interco Inc., a wholly owned subsidiary of Telesat Holdings Inc., and immediately thereafter the newly amalgamated company amalgamated with Telesat Canada. The continuing entity, existing under the laws of Canada, is named Telesat Canada. Telesat has accounted for the reorganization as a continuation of Telesat Holdings Inc.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest expense that is directly related to the Sale is classified as discontinued operations in the statements of operations and cash flows for the six months June 30, 2017 and three and six months ended June 30, 2016.

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting. Income and losses of Telesat are recorded based on our economic interest. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for them while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash Distribution”) since we have no obligation to provide future financial support to Telesat. We do not record additional equity in net income of Telesat until our share of Telesat’s future net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary.

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

Cash and Cash Equivalents

As of June 30, 2017, the Company had $262.5 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with original maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of June 30, 2017 and December 31, 2016, our cash and cash equivalents were invested primarily in several liquid Prime and Government AAA money market funds. The dispersion across funds reduces the exposure of a default at any one fund. As a result, management believes that its potential credit risks are minimal.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$260,648	$—	$—	$35,514	$—	$—
Other current assets:
Indemnification - Sale of SSL	—	—	2,410	—	—	2,410
Liabilities
Long-term liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$331	$—	$—	$357

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of June 30, 2017 and December 31, 2016.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new guidance requires entities to show the changes in total cash including cash equivalents and restricted cash, in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The new guidance effective for the Company on January 1, 2018, with earlier application permitted in any interim or annual period, using a retrospective transition method, will not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance relevant to the Company provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using (i) a cumulative earnings approach, or (ii) a nature of distribution approach. Under the cumulative earnings approach, an investor compares the distributions received to such investor’s cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities. Alternatively, under the nature of distribution approach, an investor classifies the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis. The new guidance is effective for the Company on January 1, 2018, with earlier application permitted in any interim or annual period, using a retrospective transition method. The Company adopted the new guidance on January 1, 2017 and made an accounting policy election to use the nature of distribution approach to classify distributions from equity method investments on its statements of cash flows. As a result of adopting the new guidance, the entire distribution of $242.7 million received from Telesat in the first quarter of 2017 is classified in investing activities on the statement of cash flows for the six months ended June 30, 2017 (see Note 5).

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Non-cash operating items:
Equity in net income of affiliates	$(139,714)	$(89,851)
Deferred taxes	11,695	20,812
Depreciation and amortization	32	29
Amortization of prior service credit and actuarial loss	513	458
Net non-cash operating items – continuing operations	$(127,474)	$(68,552)
Supplemental information:
Interest paid – continuing operations	$11	$9
Interest paid – discontinued operations	$55	$479
Tax payments, net of refunds – continuing operations	$9,541	$125

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Equity in	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance, January 1, 2016	$(13,459)	$(15,239)	$(28,698)

Other comprehensive (loss) income before reclassification	(1,209)	15,477	14,268
Amounts reclassified from accumulated other comprehensive loss	594	—	594
Net current-period other comprehensive (loss) income	(615)	15,477	14,862
Balance, December 31, 2016	(14,074)	238	(13,836)

Other comprehensive loss before reclassification	—	(3,192)	(3,192)
Amounts reclassified from accumulated other comprehensive loss	333	—	333
Net current-period other comprehensive income (loss)	333	(3,192)	(2,859)
Balance, June 30, 2017	$(13,741)	$(2,954)	$(16,695)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended June 30,
	2017				2016
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$274	(a)	$(95)	$179	$255	(a)	$(97)	$158
Equity in Telesat other comprehensive income	—		—	—	494		(235)	259
Other comprehensive income	$274		$(95)	$179	$749		$(332)	$417

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended June 30,
	2017			2016
	Before-Tax	Tax Benefit	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount	(Provision)	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$513 (a)	$(180)	$333	$458	(a)	$(173)	$285
Equity in Telesat other comprehensive (loss) income	(4,929)	1,737	(3,192)	14,942	(b)	(5,651)	9,291
Other comprehensive (loss) income	$(4,416)	$1,557	$(2,859)	$15,400		$(5,824)	$9,576

(a)	Reclassifications are included in general and administrative expenses.
(b)	Includes $20.8 million ($13.5 million, net of tax) share in the equity of Telesat’s other comprehensive income that we could not record in 2015 (see Note 5).

4. Other Current Assets

Other current assets consists of (in thousands):

	June 30,	December 31,
	2017	2016
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	$2,410	$2,410
Due from affiliate	228	225
Prepaid expenses	600	192
Income taxes receivable	181	545
Other	628	111
	$4,047	$3,483

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	June 30,	December 31,
	2017	2016
Telesat	$—	$107,950

Equity in net income of affiliates consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Telesat	$—	$43,357	$139,714	$89,851

Telesat

As of June 30, 2017 and December 31, 2016, we held a 62.7% economic interest and a 32.7% voting interest in Telesat. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares.  Also in March 2016, a total of 1,253,477 vested stock options were repurchased at fair value from Telesat management personnel and other employees for total cash consideration of CAD 24.7 million, of which CAD 18.7 million was paid to management personnel.

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

In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an approximately $400 million distribution from Telesat to its shareholders and stock option holders. As of March 31, 2017, the cash distribution we received from Telesat exceeded our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received from Telesat in prior periods, by $103.8 million which we recognized as equity income during the three months ended March 31, 2017. In following the equity method of accounting, as of March 31, 2017, our investment balance in Telesat was reduced to zero. For the three months ended June 30, 2017, we did not recognize equity income in Telesat of $64.8 million, including $1.6 million of elimination of affiliate transactions and related amortization, and instead we reduced by $64.8 million the excess equity income of $103.8 million recognized during the three months ended March 31, 2017 due to the cash distribution, resulting in excess equity income of approximately $39.0 million. In addition, as our investment balance in Telesat was zero, we were unable to record our equity of $7.6 million in Telesat’s other comprehensive loss for the three months ended June 30, 2017. We will not record additional equity in net income of Telesat until our share of Telesat’s future comprehensive income exceeds $46.6 million.

In the first quarter of 2016, we recognized our $57.9 million share of Telesat’s net loss and our $20.8 million share of Telesat’s other comprehensive income that we were unable to recognize as of December 31, 2015 as our share of Telesat’s cumulative losses, together with cash distributions we received from Telesat, exceeded our recorded cumulative equity in comprehensive income of Telesat and initial investment.

In addition, during the three months ended June 30, 2016, we recorded an increase in equity in net income of affiliates of $5.1 million ($3.2 million net of tax) that should have been recognized in prior periods. As a result, net income and earnings per share (basic and diluted) increased $0.10 per share. These non-cash adjustments, which were identified and provided by Telesat in connection with its June 30, 2016 closing process, related primarily to an error in mark-to-market accounting for embedded foreign exchange derivatives in a Telesat customer contract. Changes in fair value of these embedded derivatives are required to be recognized under U.S. GAAP, but not under International Financial Reporting Standards, the basis of accounting used by Telesat. The Company has not revised its previous consolidated financial statements for Telesat’s non-cash adjustments based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

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

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of June 30, 2017, Telesat’s Total Leverage Ratio was 4.76:1.00. Telesat is, however, permitted to pay annual consulting fees of $5.0 million to Loral in cash (see Note 14).

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the three and six months ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statement of Operations Data:
Revenues	$167,538	$180,012	$344,649	$350,513
Operating expenses	(36,477)	(35,658)	(78,149)	(68,227)
Depreciation, amortization and stock-based compensation	(47,637)	(50,378)	(96,134)	(97,391)
Gain (loss) on disposition of long lived asset	2	(96)	(16)	(1,913)
Operating income	83,426	93,880	170,350	182,982
Interest expense	(37,071)	(35,149)	(73,864)	(70,351)
Foreign exchange gain	72,309	18,364	90,160	154,271
(Loss) gain on financial instruments	(7,316)	6,666	(10,929)	(5,951)
Other (expense) income	(997)	929	(852)	1,783
Income tax provision	(9,619)	(15,049)	(19,457)	(26,069)
Net income	$100,732	$69,641	$155,408	$236,665

	June 30,	December 31,
	2017	2016
Balance Sheet Data:
Current assets	$346,596	$678,361
Total assets	3,917,216	4,194,006
Current liabilities	133,306	154,173
Long-term debt, including current portion	2,839,143	2,877,950
Total liabilities	3,549,520	3,597,056
Shareholders’ equity	367,696	596,950

XTAR

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of June 30, 2017 and December 31, 2016, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

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

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders (the “Transponder Service”) requires payment by XTAR up to a maximum amount of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under the lease agreement (the “Spainsat Lease Agreement”), Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the Transponder Service. In September 2016, XTAR and Hisdesat amended the Spainsat Lease Agreement to, among other things, reduce for 2016 and 2017 the minimum capacity required to be leased by XTAR, and accordingly lease payments by XTAR for 2016 and 2017 were reduced from $26 million to $18.2 million. The 2016 reduction was retroactive to January 1, 2016. In January 2017, XTAR and Hisdesat again amended the Spainsat Lease Agreement to, among other things, reduce the minimum capacity required to be leased by XTAR for 2017, and accordingly lease payments by XTAR for 2017 were reduced to $9.5 million. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through June 30, 2017 were $29.2 million. As of June 30, 2017 and December 31, 2016, XTAR has deferred payment of liabilities of $30.8 million and $28.8 million, respectively, for its lease obligation and Catch-Up Payments to Hisdesat. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR. The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement (see Note 14).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents summary financial data for XTAR for the three and six months ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statement of Operations Data:
Revenues	$3,826	$4,422	$7,523	$10,300
Operating expenses	(3,964)	(7,938)	(7,945)	(16,193)
Depreciation and amortization	(1,659)	(2,192)	(3,317)	(4,384)
Operating loss	(1,797)	(5,708)	(3,739)	(10,277)
Net loss	(3,429)	(6,511)	(6,702)	(12,039)

	June 30,	December 31,
	2017	2016
Balance Sheet Data:
Current assets	$5,567	$6,364
Total assets	31,895	36,008
Current liabilities	57,331	53,795
Total liabilities	76,436	75,395
Members’ deficit	(44,541)	(39,387)

Other

As of June 30, 2017 and December 31, 2016, the Company held an indirect ownership interest in a foreign company that currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. Loral has written-off its investment in this company, and, because we have no future funding requirements relating to this investment, there is no requirement for us to provide for our allocated share of this company’s net losses.

The Company also previously held an indirect ownership interest in a foreign joint venture company that serves as the exclusive service provider for Globalstar service in Russia. In connection with a settlement agreement entered into in June 2017 with the Russian joint venture partner to settle certain arbitration and legal proceedings relating to the joint venture, the parties released each other from all claims either party had or may have against the other relating to the dispute, our investment and their relationship (see Note 13).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	June 30,	December 31,
	2017	2016
SSL indemnification liability relating to ViaSat Suit settlement (see Note 13)	$—	$2,801
Due to affiliate	160	—
Accrued professional fees	1,369	665
Pension and other postretirement liabilities	108	108
Accrued liabilities	723	198
	$2,360	$3,772

7. Income Taxes

The following summarizes our income tax benefit (provision) on the pre-tax loss from continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total current income tax provision	$(96)	$(742)	$(53,989)	$(1,343)
Total deferred income tax benefit (provision)	476	(7,738)	(11,695)	(20,812)
Income tax benefit (provision)	$380	$(8,480)	$(65,684)	$(22,155)

For the six months ended June 30, 2017 and 2016, our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax results for each period (after adjusting for certain tax items that are discrete to each period). For the three months ended June 30, 2017 and 2016, this amount is then reduced by the tax provision recorded for the three months ended March 31, 2017 and 2016. For the six months ended June 30, 2017, in accordance with authoritative guidance for accounting for income taxes in interim periods, we applied separate expected effective annual tax rates against our pre-tax loss from continuing operations and our equity in net income of Telesat, combining the results of both computations with the tax items discrete to the six months ended June 30, 2017, such as the income tax provision related to the Telesat distribution. For the six months ended June 30, 2016, we applied a single expected effective annual tax rate, which included tax expense on the equity income of Telesat, against our pre-tax loss from continuing operations for the six months. This change in how we calculated the estimate was made to improve the accuracy and consistency of the expected effective annual tax rate calculated in interim periods.

The current income tax provision for the six months ended June 30, 2017 primarily includes our anticipated income tax liability related to the cash distribution received from Telesat after use of available benefits from our alternative minimum tax credits and net operating loss carryforwards and foreign tax credits from Telesat. Based upon our analysis, the amount of foreign tax credits generated from the cash distribution currently allowed to be utilized against our current tax liability will be limited, thereby resulting in a carryforward of unused foreign tax credits. Since, at the current time, sufficient positive evidence does not exist to support full recovery of the foreign tax credit carryforward, we recorded a full valuation allowance against this deferred tax asset during the six months ended June 30, 2017. We will continue to maintain this valuation allowance until sufficient positive evidence exists to support full or partial reversal. Such a reversal could be material in future periods.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax benefit (provision) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current provision for UTPs	$(690)	$(627)	$(1,365)	$(1,138)
Deferred benefit for UTPs	231	320	475	512
Tax provision for UTPs	$(459)	$(307)	$(890)	$(626)

As of June 30, 2017, we had unrecognized tax benefits relating to UTPs of $68 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of June 30, 2017, we have accrued approximately $9.0 million and $6.0 million for the payment of potential tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2012. Earlier years related to certain foreign jurisdictions remain subject to examination. Various foreign income tax returns are currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our state income tax returns filed for 2012, potentially resulting in a $14.0 million reduction to our unrecognized tax benefits. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SSL for taxes related to periods prior to the closing of the transaction.

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Six Months Ended June 30,
	2017	2016
Liabilities for UTPs:
Opening balance — January 1	$68,658	$69,511
Current provision for potential additional interest	1,365	1,138
Ending balance	$70,023	$70,649

As of June 30, 2017, if our positions are sustained by the taxing authorities, the Company’s income tax provision from continuing operations would be reduced by approximately $31.1 million. Other than as described above, there were no significant changes to our UTPs during the six months ended June 30, 2017 and 2016, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

8. Long-Term Liabilities

Long-term liabilities consists of (in thousands):

	June 30,	December 31,
	2017	2016
Indemnification liabilities - other (see Note 13)	$331	$357
Liabilities for uncertain tax positions	70,023	68,658
Other	—	244
	$70,354	$69,259

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that do not expire and remained unconverted as of June 30, 2017 and December 31, 2016.

10. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s economic ownership interest in Telesat from 62.7% to approximately 62.3%.

The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2017	2016
Income from continuing operations — basic	$32,654	$69,187	$63,473
Less: Adjustment for dilutive effect of Telesat stock options	(764)	(633)	(2,199)
Income from continuing operations — diluted	$31,890	$68,554	$61,274

Telesat stock options are excluded from the calculation of diluted loss per share for the three months ended June 30, 2017 as the effect would have been antidilutive.

Basic income per share is computed based upon the weighted average number of share of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2017	2016
Weighted average common shares outstanding	30,933	30,933	30,933
Unconverted restricted stock units	75	75	75
Common shares outstanding for diluted earnings per share	31,008	31,008	31,008

For the three months ended June 30, 2017, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

Three Months Ended June 30, 2017
Unconverted restricted stock units	75

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost included in general and administrative expenses for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$178	$192	$1	$1
Interest cost	494	501	4	5
Expected return on plan assets	(530)	(511)	—	—
Amortization of net actuarial loss	267	248	1	2
Amortization of prior service credits	—	—	6	5
Net periodic cost	$409	$430	$12	$13

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$351	$334	$1	$1
Interest cost	980	991	9	10
Expected return on plan assets	(1,062)	(1,023)	—	—
Amortization of net actuarial loss	499	444	2	3
Amortization of prior service credits	—	—	12	11
Net periodic cost	$768	$746	$24	$25

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

Derivatives and Hedging Transactions

There were no derivative instruments as of June 30, 2017 and December 31, 2016.

13. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SSL, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA and its affiliates from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our consolidated balance sheets include an indemnification refund receivable of $2.4 million as of June 30, 2017 and December 31, 2016. This receivable represents payments to date net of the estimated fair value of the liability for our indemnification for our obligation with respect to certain pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $0.3 million and $0.4 million as of June 30, 2017 and December 31, 2016, respectively, for indemnification liabilities relating to the sale of GdB.

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

Pursuant to the Allocation Agreement, Loral paid ViaSat the final installment of $2.8 million in January 2017. Our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 include indemnification liabilities related to the ViaSat Settlement Agreement of nil and $2.8 million, respectively.

Joint Venture Arbitration

In connection with a joint venture that serves as the service provider for Globalstar service in Russia in which Loral held an indirect ownership interest, the Russian joint venture partner commenced in the fourth quarter of 2016 an arbitration against Loral in the London Court of International Arbitration seeking, among other things, to recover (i) losses it claimed it suffered in defending legal proceedings in Russian state courts brought by Loral seeking to collect certain payments owed to Loral and (ii) costs of the arbitration. In June 2017, we entered into a settlement agreement with the Russian joint venture partner pursuant to which, among other things, the arbitration and the Russian legal proceedings were settled and the parties released each other from all claims either party had or may have against the other relating to the dispute, our investment and their relationship. The settlement, which is subject to Russian court approval, will not have a material adverse effect on our financial position or results of operations.

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

Various funds affiliated with MHR and Dr. Rachesky held, as of June 30, 2017 and December 31, 2016, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The term of the Consulting Agreement was renewed upon expiration of its initial term on October 31, 2014 and expires on October 31, 2021. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three-month periods ended June 30, 2017 and 2016 and $2.5 million for each of the six-month periods ended June 30, 2017 and 2016. For each of the six-month periods ended June 30, 2017 and 2016, Loral received payments in cash from Telesat, net of withholding taxes, of $2.4 million for consulting fees.

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

Other

As described in Note 6, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SSL constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of June 30, 2017 and December 31, 2016 were $6.8 million. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the six months ended June 30, 2017 and 2016, and we had an allowance of $6.6 million against receivables from XTAR as of June 30, 2017 and December 31, 2016. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three and six month periods ended June 30, 2017 and 2016, Mr. Targoff earned $360,000 and $720,000, respectively, in consulting fees and reimbursed Loral net expenses of $15,750 and $31,500, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 25
Consolidated Operating Results	Page 28
Liquidity and Capital Resources:
Loral	Page 34
Telesat	Page 36
Contractual Obligations	Page 38
Statements of Cash Flows	Page 38
Affiliate Matters	Page 39
Commitments and Contingencies	Page 39
Other Matters	Page 39

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

Overview

Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations through its 62.7% economic interest in Telesat Canada (“Telesat”), a leading global fixed satellite services operator, with offices and facilities around the world. Prior to and as of December 31, 2016, Telesat Canada was a subsidiary of, and Loral held its ownership interest in Telesat Canada through, Telesat Holdings Inc. Effective January 1, 2017, Telesat Holdings Inc. completed a corporate reorganization of companies under common control, pursuant to which Telesat Holdings Inc. amalgamated with Telesat Interco Inc., a wholly owned subsidiary of Telesat Holdings Inc., and immediately thereafter the newly amalgamated company amalgamated with Telesat Canada. The continuing entity, existing under the laws of Canada, is named Telesat Canada. Telesat has accounted for the reorganization as a continuation of Telesat Holdings Inc.

Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares.

At June 30, 2017, Telesat, with approximately $3.0 billion of backlog, provided satellite services to customers from its fleet of 15 in-orbit satellites as well as its Canadian payload on the ViaSat-1 satellite. In addition, Telesat has two other geostationary satellites under construction and has an additional two prototype Ka-band satellites under construction to support the development of its planned global low earth orbit (“LEO”) constellation. Telesat also manages the operations of additional satellites for third parties.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the six months ended June 30, 2017, approximately 51% of Telesat’s revenues, 43% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of June 30, 2017, Telesat’s U.S. dollar denominated debt totaled $2.9 billion. As of June 30, 2017, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $135.7 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Pursuant to the Allocation Agreement, Loral paid ViaSat the final installment of $2.8 million in January 2017. Our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 include indemnification liabilities related to the ViaSat Settlement Agreement of nil and $2.8 million, respectively.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2017.

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

The following compares our consolidated results for the three months ended June 30, 2017 and 2016 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended June 30,
	2017	2016
	(In thousands)
General and administrative expenses	$1,922	$1,674

General and administrative expenses increased by $0.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. No individual components of the change were significant.

Interest and Investment Income

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Interest and investment income	$627	$48

Interest and investment income increased by $0.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to interest income earned on the cash distribution of $242.7 million received from Telesat in the first quarter of 2017.

Other Expense

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Other expense	$1,256	$593

Other expense for the three months ended June 30, 2017 was primarily related to litigation expense for arbitration and legal proceedings relating to our Russian joint venture and strategic initiatives. Other expense for the three months ended June 30, 2016 was primarily related to strategic initiatives.

Income Tax Benefit (Provision)

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Income tax benefit (provision)	$380	$(8,480)

For the three months ended June 30, our income tax benefit (provision) is summarized as follows: (i) for 2017, we recorded a current tax provision of $0.1 million and a deferred tax benefit of $0.5 million, resulting in a total benefit of $0.4 million on a pre-tax loss from continuing operations of $2.6 million and (ii) for 2016, we recorded a current tax provision of $0.7 million and a deferred tax provision of $7.8 million, resulting in a total provision of $8.5 million on a pre-tax loss from continuing operations of $2.2 million.

Our income tax benefit (provision) for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the six months ended June 30, 2017 and 2016 (after adjusting for certain tax items that are discrete to each period). This amount is then reduced by the tax provision recorded for the three months ended March 31, 2017 and 2016. For the six months ended June 30, 2017, in accordance with authoritative guidance for accounting for income taxes in interim periods, we applied separate expected effective annual tax rates against our pre-tax loss from continuing operations and our equity in net income of Telesat, combining the results of both computations with the tax items discrete to the six months ended June 2017, such as the income tax provision related to the Telesat distribution. For the six months ended June 30, 2016, we applied a single expected effective annual tax rate, which included tax expense on the equity income of Telesat, against our pre-tax loss from continuing operations for the six months. This change in how we calculated the estimate was made to improve the accuracy and consistency of the expected effective annual tax rate calculated in interim periods.

Subsequent to the Sale (see Note 2), to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

Equity in Net Income of Affiliates

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Telesat Holdings Inc.	$—	$43,357

Loral’s equity in net income of Telesat is based on our proportionate share of Telesat’s results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

For the three months ended June 30, 2017, our share of equity in net income of Telesat was $63.2 million. In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an approximately $400 million distribution from Telesat to its shareholders and stock option holders. The cash distribution we received from Telesat exceeded our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received from Telesat in prior periods, by $103.8 million as of March 31, 2017. In following the equity method of accounting, as of March 31, 2017, our investment balance in Telesat was reduced to zero and the excess cash distribution of $103.8 million was recognized as equity in net income of Telesat during three months ended March 31, 2017. For the three months ended June 30, 2017, we did not recognize equity income in Telesat of $64.8 million, including $1.6 million of elimination of affiliate transactions and related amortization, and instead we reduced by $64.8 million the excess equity income of $103.8 million recognized during three months ended March 31, 2017 due to the cash distribution.

During the three months ended June 30, 2016, we recorded an increase in equity in net income of affiliates of $5.1 million ($3.2 million net of tax) that should have been recognized in prior periods. As a result, earnings per share (basic and diluted) increased $0.10 per share. These non-cash adjustments, which were identified and provided by Telesat in connection with its June 30, 2016 closing process, related primarily to an error in mark-to-market accounting for embedded foreign exchange derivatives in a Telesat customer contract. Changes in fair value of these embedded derivatives are required to be recognized under U.S. GAAP, but not under International Financial Reporting Standards (“IFRS”), the basis of accounting used by Telesat. The Company has not revised its previous consolidated financial statements for Telesat’s non-cash adjustments based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars for the three months ended June 30, 2017 and 2016 follows (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	226,073	231,748	167,538	180,012
Operating expenses	(49,258)	(45,962)	(36,477)	(35,658)
Depreciation, amortization and stock-based compensation	(64,258)	(64,890)	(47,637)	(50,378)
Gain (loss) on disposition of long lived assets	3	(43)	2	(96)
Operating income	112,560	120,853	83,426	93,880
Interest expense	(49,995)	(45,163)	(37,071)	(35,149)
Foreign exchange gain	96,893	18,112	72,309	18,364
(Loss) gain on financial instruments	(9,824)	9,464	(7,316)	6,666
Other (expense) income	(1,332)	1,199	(997)	929
Income tax provision	(12,976)	(19,526)	(9,619)	(15,049)
Net income	135,326	84,939	100,732	69,641
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.349	1.2884

Telesat’s revenue decreased by $12.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, a one-time sale of equipment and related services in 2016 and short term enterprise services provided to another satellite operator in 2016. Telesat’s revenue excluding foreign exchange impact would have decreased by $8.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Telesat’s operating expenses increased by $0.8 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to higher professional fees, partially offset by the change in the U.S. dollar/Canadian exchange rate on Canadian dollar denominated expenses, lower share-based compensation and lower bad debt expenses. Telesat’s operating expense excluding foreign exchange impact would have increased by $1.8 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

The following compares our consolidated results for the six months ended June 30, 2017 and 2016 as presented in our financial statements:

General and Administrative Expenses

	Six Months Ended June 30,
	2017	2016
	(In thousands)
General and administrative expenses	$3,985	$3,191

General and administrative expenses increased by $0.8 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily from a $0.2 million increase in professional fees during the six months ended June 30, 2017 and a one-time pension charge to XTAR of $0.3 million during the six months ended June 30, 2016.

Interest and Investment Income

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Interest and investment income	$1,026	$96

Interest and investment income increased by $0.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to interest income earned on the cash distribution of $242.7 million received from Telesat in the first quarter of 2017.

Other Expense

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Other expense	$1,873	$1,119

Other expense for the six months ended June 30, 2017 was primarily related to litigation expenses for the joint venture arbitration with our Russian joint venture partner and strategic initiatives. Other expense for the six months ended June 30, 2016 was primarily related to strategic initiatives.

Income Tax Provision

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Income tax provision	$(65,684)	$(22,155)

For the six months ended June 30, our income tax provision is summarized as follows: (i) for 2017, we recorded a current tax provision of $54.0 million and a deferred tax provision of $11.7 million, resulting in a total provision of $65.7 million on a pre-tax loss from continuing operations of $4.8 million and (ii) for 2016, we recorded a current tax provision of $1.4 million and a deferred tax provision of $20.8 million, resulting in a total provision of $22.2 million on a pre-tax loss from continuing operations of $4.2 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the six months ended June 30, 2017 and 2016 (after adjusting for certain tax items that are discrete to each period). For the six months ended June 30, 2017, in accordance with authoritative guidance for accounting for income taxes in interim periods, we applied separate expected effective annual tax rates against our pre-tax loss from continuing operations and our equity in net income of Telesat, combining the results of both computations with the tax items discrete to the six months ended June 30, 2017, such as the income tax provision related to the Telesat distribution. For the six months ended June 30, 2016, we applied a single expected effective annual tax rate, which included tax expense on the equity income of Telesat, against our pre-tax loss from continuing operations for the six months. This change in how we calculated the estimate was made to improve the accuracy and consistency of the expected effective annual tax rate calculated in interim periods.

For the six months ended June 30, 2017, the current income tax provision primarily includes our anticipated income tax liability related to the cash distribution received from Telesat after use of available benefits from our alternative minimum tax credits and net operating loss carryforwards and foreign tax credits from Telesat. Based upon our analysis, the amount of foreign tax credits generated from the cash distribution currently allowed to be utilized against our current tax liability will be limited, thereby resulting in a carryforward of unused foreign tax credits. Since, at the current time, sufficient positive evidence does not exist to support full recovery of the foreign tax credit carryforward, we recorded a full valuation allowance against this deferred tax asset during the six months ended June 30, 2017. We will continue to maintain this valuation allowance until sufficient positive evidence exists to support full or partial reversal. Such a reversal could be material in future periods.

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

Equity in Net Income of Affiliates

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Telesat	$139,714	$89,851

The following is a reconciliation of the changes in our investment in Telesat for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
	(In thousands)
Opening Balance, January 1, 2017		$107,950
Less: Cash distribution received		(242,735)
Add:
Equity in net income of Telesat	$97,441
Eliminations of affiliate transactions and related amortization	3,264
Excess equity income recorded due to the cash distribution(1)	39,009	139,714
Less: Equity in other comprehensive loss of Telesat		(12,499)
Add: Equity in other comprehensive loss suspended		7,570
Ending balance, June 30, 2017		$—

(1)	see Notes 2 and 5 to the financial statements

In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an approximately $400 million distribution from Telesat to its shareholders and stock option holders. As of March 31, 2017, the cash distribution we received from Telesat exceeded our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received from Telesat in prior periods, by $103.8 million which we recognized as equity income during the three months ended March 31, 2017. In following the equity method of accounting, as of March 31, 2017, our investment balance in Telesat was reduced to zero. For the three months ended June 30, 2017, we did not recognize equity income in Telesat of $64.8 million, including $1.6 million of elimination of affiliate transactions and related amortization, and instead we reduced by $64.8 million the excess equity income of $103.8 million recognized during three months ended March 31, 2017 due to the cash distribution, resulting in excess equity income of approximately $39.0 million. In addition, as our investment balance in Telesat was zero, we were unable to record our equity of $7.6 million in Telesat’s other comprehensive loss for the three months ended June 30, 2017. We will not record additional equity in net income of Telesat until our share of Telesat’s future comprehensive income exceeds $46.6 million.

In the first quarter of 2016, we recognized our $57.9 million share of Telesat’s net loss and our $20.8 million share of Telesat’s other comprehensive income that we were unable to recognize as of December 31, 2015 as our share of Telesat’s cumulative losses, together with cash distributions we received from Telesat, exceeded our recorded cumulative equity in comprehensive income of Telesat and initial investment.

Our condensed consolidated statement of operations for the six months ended June 30, 2016 includes an increase in equity in net income of affiliates of $3.0 million ($1.8 million net of tax) that should have been recognized in prior periods. As a result, earnings per share (basic and diluted) increased $0.06 per share. These non-cash adjustments, which were identified and provided by Telesat in connection with its June 30, 2016 closing process, related primarily to an error in mark-to-market accounting for embedded foreign exchange derivatives in a Telesat customer contract. Changes in fair value of these embedded derivatives are required to be recognized under U.S.GAAP, but not under IFRS, the basis of accounting used by Telesat. The Company has not revised previous financial statements for these adjustments based on its belief that the effect of such adjustments is not material to the financial statements taken as a whole.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars for the six months ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016 follows (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	460,833	466,743	344,649	350,513
Operating expenses	(104,494)	(90,851)	(78,149)	(68,227)
Depreciation, amortization and stock-based compensation	(128,541)	(129,686)	(96,134)	(97,391)
Loss on disposition of long lived assets	(21)	(2,547)	(16)	(1,913)
Operating income	227,777	243,659	170,350	182,982
Interest expense	(98,764)	(93,680)	(73,864)	(70,351)
Foreign exchange gain	120,554	205,427	90,160	154,271
Loss on financial instruments	(14,613)	(7,925)	(10,929)	(5,951)
Other (expense) income	(1,140)	2,374	(852)	1,783
Income tax provision	(26,017)	(34,714)	(19,457)	(26,069)
Net income	207,797	315,141	155,408	236,665
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.3374	1.3335

	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	449,308	911,785	346,596	678,361
Total assets	5,078,062	5,637,164	3,917,216	4,194,006
Current liabilities	172,812	207,226	133,306	154,173
Long-term debt, including current portion	3,680,507	3,868,252	2,839,143	2,877,950
Total liabilities	4,601,401	4,834,804	3,549,520	3,597,056
Shareholders’ equity	476,661	802,360	367,696	596,950
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.2964	1.3441

Telesat’s revenue decreased by $5.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due primarily to a one time sale of equipment and related services in 2016, a decrease in international services, non-renewals or service reductions for certain customers, a reduction in revenue from Canadian spectrum license fees, which also resulted in a corresponding reduction in operating expenses and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, partially offset by short-term enterprise services provided to another satellite operator during the six months ended June 30, 2017, higher equipment sales and higher consulting activity in the first half of 2017 relative to the first half of 2016. Telesat’s revenue excluding foreign exchange impact would have decreased by $5.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Telesat’s operating expenses increased by $9.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to a special payment made to stock option holders in the first quarter of 2017 in connection with the cash distribution made to Telesat’s shareholders, higher cost of equipment sales and higher professional fees, partially offset by lower share-based compensation, lower cost of sales from the reduction in Canadian license fees, lower third-party satellite capacity expenses, lower bad debt expenses and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Telesat’s operating expense excluding foreign exchange impact would have increased by $10.0 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Loss from Discontinued Operations, net of tax

Interest expense that is directly related to the Sale is classified as discontinued operations in the statements of operations for the six months ended June 30, 2017 and three and six months ended June 30, 2016.

Backlog

Telesat’s backlog as of June 30, 2017 and December 31, 2016 was $3.0 billion and $3.2 billion, respectively.

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.7% economic interest in Telesat. We also have a 56% economic interest in XTAR. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting. As of June 30, 2017 and December 31, 2016, the fair value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary.

Loral has no debt. Telesat has third party debt with financial institutions. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR is required to make payments of $5 million per year to pay down the outstanding restructured lease balance. As of June 30, 2017 and December 31, 2016, XTAR had deferred payment of liabilities to Hisdesat of $30.8 million and $28.8 million, respectively, for lease payments, including the restructured lease payments. Loral has not provided a guarantee for the debt of Telesat or XTAR.

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

Cash and Available Credit

At June 30, 2017, Loral had $262.5 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of June 30, 2017 increased by $225.0 million from December 31, 2016 due primarily to a cash distribution by Telesat of $242.7 million and interest earned of $0.8 million, partially offset by a payment of $9.5 million for income taxes on the cash distribution, corporate expenses of $4.2 million, adjusted for changes in working capital and net of consulting fees from Telesat, a $2.8 million payment to ViaSat pursuant to the Settlement Agreement and Allocation Agreement, litigation expenditures of $0.7 million, postretirement benefits funding of $0.7 million and payments of $0.6 million related to strategic initiatives. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used in Operating Activities” and “Net Cash Provided by Investing Activities.”

Loral did not have a credit facility as of June 30, 2017 and December 31, 2016.

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

Telesat

Cash and Available Credit

As of June 30, 2017, Telesat had CAD 355 million of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of June 30, 2017, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

The construction of any satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs will be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on the revolving credit facility under Telesat’s senior secured credit facilities. In addition, Telesat may sell certain satellite assets and, in accordance with the terms and conditions of Telesat’s senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under Telesat’s senior secured credit facilities. Subject to market conditions and subject to compliance with the terms and conditions of its senior secured credit facilities and the financial leverage covenant tests therein, Telesat may also have the ability to obtain additional secured or unsecured financing to fund current or future satellite construction. Telesat’s ability to access these sources of funding, however, is not guaranteed, and therefore, Telesat may not be able to fully fund additional replacement or new satellite construction programs.

Debt

Telesat’s debt as of June 30, 2017 and December 31, 2016 was as follows:

			June 30,	December 31,
	Maturity	Currency	2017	2016
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	November 2021	USD or CAD equivalent	—	—
Term Loan B - U.S. facility	November 2023	USD	3,126,664	3,257,998
8.875% Senior notes	November 2024	USD	648,200	672,050
			3,774,864	3,930,048
Less: Deferred financing costs, interest rate floors and prepayment options			(109,757)	(78,410)
Total debt under international financial reporting standards			3,665,107	3,851,638
U.S. GAAP adjustments			15,400	16,614
Total debt under U.S. GAAP			3,680,507	3,868,252
Current portion			18,013	24,438
Long-term portion			3,662,494	3,843,814

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

Telesat’s senior secured credit facilities are comprised of the following facilities:

— Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing on November 17, 2021. Loans under the Revolving Facility bear interest at a floating rate of LIBOR plus an applicable margin ranging from 1.50% to 2.00% for prime rate and Alternative Base Rate loans and ranging from 2.50% to 3.00% for Bankers Acceptance and Eurodollar loans. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. The Revolving Facility currently has an unused commitment fee of 40 basis points. As of June 30, 2017, other than approximately $0.1 million in drawings related to letters of credit, there were no borrowings under this facility.

— Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (‘‘U.S. TLB Facility’’) is a $2.430 billion loan maturing on November 17, 2023. As of June 30, 2017, $2.412 billion of this facility was outstanding, which represents the full amount available following mandatory repayments. The initial terms had the outstanding borrowings under Telesat’s U.S. TLB Facility bear interest at a floating rate of LIBOR, but not less than 0.75%, plus an initial applicable margin of 3.75%. On February 1, 2017, Telesat amended the senior secured credit facilities to reduce the applicable margin to 3.00% on the then outstanding $2.424 billion. As of February 1, 2017, the mandatory principal repayments on the U.S. TLB Facility are one quarter of 1.00% of the value of the loan at the time of amendment, which must be paid on the last day of each quarter.

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

As of June 30, 2017, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing the senior notes.

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

As of June 30, 2017, there was one forward exchange contract with a maturity of July 2017 outstanding with an insignificant fair value.

Telesat also has embedded derivatives that are accounted for separately at fair value. These embedded derivatives are related to the prepayment option included in Telesat’s senior notes, as well as an interest rate floor included in the U.S. TLB Facility. As of June 30, 2017, the fair value of the embedded derivative related to the prepayment option on Telesat’s senior notes was an asset of CAD 31 million and the fair value of the embedded derivatives related to the interest rate floor was a liability of CAD 17 million.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of June 30, 2017 was CAD 13.8 million.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of satellites and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 114 million as of June 30, 2017. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or funds available under the revolving credit facility.

Contractual Obligations

There have not been any significant changes to Loral’s contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statements of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operations was $17.7 million for the six months ended June 30, 2017.

Net cash used in operating activities by continuing operations was $14.9 million for the six months ended June 30, 2017, consisting primarily of a $58.3 million cash use attributable to income from continuing operations adjusted for non-cash operating items, a $0.9 million decrease in other current assets and other assets and a $0.4 million decrease in pension and other postretirement liabilities, partially offset by a $43.1 million increase in income taxes payable primarily related to the cash distribution received from Telesat in the first quarter of 2017 and a $1.3 million increase in long-term liabilities.

Net cash used by operating activities from discontinued operations was $2.8 million for the six months ended June 30, 2017 representing the final payment to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities by continuing operations for the six months ended June 30, 2017 was $242.7 million representing the cash distribution received from Telesat.

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

Interest

During the first half of 2017, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of June 30, 2017 and December 31, 2016.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on Telesat’s U.S. dollar denominated debt financing and cash and short-term investments. As of June 30, 2017, Telesat’s U.S. dollar denominated debt totaled $2.9 billion. In addition, a portion of Telesat’s revenue and expenses, as well as the majority of its capital expenditures are denominated in U.S. dollars.

Telesat’s main currency exposures as of June 30, 2017 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables, deferred satellite performance incentive payments and debt financing.

For the six months ended June 30, 2017, approximately 51% of Telesat’s revenues, 43% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of June 30, 2017, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $135.7 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

ViaSat Suit and Joint Venture Arbitration

We discuss the settlement of the ViaSat Suit and an arbitration against Loral relating to a Russian joint venture in the notes to the condensed consolidated financial statements and refer the reader to those discussions for important information concerning those matters. See Note 13 to our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for these discussions.

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

Date: August 8, 2017

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

