Form 10-Q
period 2017-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2017-11-14
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2017

Page No.
PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016	4
Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2017 and the year ended December 31, 2016	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016	6
Notes to Condensed Consolidated Financial Statements	7
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3: Quantitative and Qualitative Disclosures About Market Risk	40
Item 4: Disclosure Controls and Procedures	41
PART II — OTHER INFORMATION
Item 1: Legal Proceedings	43
Item 1A: Risk Factors	43
Item 6: Exhibits	43
Signatures	44

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$259,263	$37,458
Other current assets	3,685	3,483
Total current assets	262,948	40,941
Investments in affiliates	24,117	107,950
Deferred tax assets	101,567	115,285
Other assets	365	55
Total assets	$388,997	$264,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$2,026	$2,356
Income taxes payable	43,110	—
Other current liabilities	2,298	3,772
Total current liabilities	47,434	6,128
Pension and other postretirement liabilities	16,857	18,433
Long-term liabilities	71,050	69,259
Total liabilities	135,341	93,820
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,581,572 issued	216	216
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(728,000)	(826,460)
Accumulated other comprehensive loss	(29,051)	(13,836)
Total shareholders' equity	253,656	170,411
Total liabilities and shareholders' equity	$388,997	$264,231

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General and administrative expenses	$(2,015)	$(1,709)	$(6,000)	$(4,900)
Operating loss	(2,015)	(1,709)	(6,000)	(4,900)
Interest and investment income	728	44	1,754	140
Interest expense	(11)	(6)	(22)	(15)
Other expense	(985)	(187)	(2,858)	(1,306)
Loss from continuing operations before income taxes and equity in net income of affiliates	(2,283)	(1,858)	(7,126)	(6,081)
Income tax provision	(16,552)	(8,911)	(82,236)	(31,066)
Loss from continuing operations before equity in net income of affiliates	(18,835)	(10,769)	(89,362)	(37,147)
Equity in net income of affiliates	43,372	6,948	183,086	96,799
Income (loss) from continuing operations	24,537	(3,821)	93,724	59,652
Loss from discontinued operations, net of tax	—	(71)	(5)	(306)
Net income (loss)	24,537	(3,892)	93,719	59,346
Other comprehensive (loss) income, net of tax	(12,356)	1,713	(15,215)	11,289
Comprehensive income (loss)	$12,181	$(2,179)	$78,504	$70,635

Net income (loss) per share:

Basic
Income (loss) from continuing operations	$0.79	$(0.12)	$3.03	$1.93
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.79	$(0.12)	$3.03	$1.92

Diluted
Income (loss) from continuing operations	$0.77	$(0.12)	$2.98	$1.85
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.77	$(0.12)	$2.98	$1.84

Weighted average common shares outstanding:
Basic	30,933	30,933	30,933	30,933
Diluted	31,008	30,933	31,008	31,008

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2016	21,582	$216	9,506	$95	$1,020,129	154	$(9,592)	$(873,660)	$(28,698)	$108,490
Net income								47,200
Other comprehensive income									14,862
Comprehensive income										62,062
Adjustment to tax benefit associated with stock-based compensation					(141)					(141)
Balance, December 31, 2016	21,582	216	9,506	95	1,019,988	154	(9,592)	(826,460)	(13,836)	170,411
Net income								93,719
Other comprehensive loss									(15,215)
Comprehensive income										78,504
Cumulative effect adjustment attributable to previously unrecognized excess tax benefits on stock-based compensation								4,741		4,741
Balance, September 30, 2017	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(728,000)	$(29,051)	$253,656

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income	$93,719	$59,346
Loss from discontinued operations, net of tax	5	306
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating items (Note 2)	(155,628)	(67,057)
Changes in operating assets and liabilities:
Other current assets and other assets	(565)	(107)
Accrued expenses and other current liabilities	759	(578)
Income taxes receivable and payable	43,473	88
Pension and other postretirement liabilities	(1,576)	(1,384)
Long-term liabilities	2,035	1,665
Net cash used in operating activities – continuing operations	(17,778)	(7,721)
Net cash used in operating activities – discontinued operations	(2,809)	(8,428)
Net cash used in operating activities	(20,587)	(16,149)
Investing activities:
Capital expenditures	(39)	(3)
Distribution received from affiliate	242,735	—
Net cash provided by (used in) investing activities – continuing operations	242,696	(3)
Net cash provided by investing activities – discontinued operations	—	—
Net cash provided by (used in) investing activities	242,696	(3)
Cash, cash equivalents and restricted cash — period increase (decrease)	222,109	(16,152)
Cash, cash equivalents and restricted cash — beginning of period	37,458	58,853
Cash, cash equivalents and restricted cash — end of period	$259,567	$42,701

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest expense that is directly related to the Sale is classified as discontinued operations in the statements of operations and cash flows for the nine months ended September 30, 2017 and three and nine months ended September 30, 2016.

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

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2017, the Company had $259.3 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with original maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

As of September 30, 2017 and December 31, 2016, the Company had restricted cash of $0.3 million and nil, respectively. The restricted cash of $0.3 million as of September 30, 2017 represents the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in October 2018 and contains an automatic renewal period of one year, has been provided as a guaranty to the lessor of our corporate offices.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the condensed consolidated statement of cash flows (in thousands):

September 30,
2017
Cash and cash equivalents	$259,263
Restricted cash included in other assets	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$259,567

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of September 30, 2017 and December 31, 2016, our cash and cash equivalents were invested primarily in several liquid Prime and Government AAA money market funds. The dispersion across funds reduces the exposure of a default at any one fund. As a result, management believes that its potential credit risks are minimal.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017,			December 31, 2016,
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$257,547	—	—	$35,514	—	—
Other current assets:
Indemnification - Sale of SSL	—	—	$2,410	—	—	$2,410
Liabilities
Long-term liabilities:
Indemnification - Globalstar do Brasil S.A.	—	—	$323	—	—	$357

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of September 30, 2017 and December 31, 2016.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new guidance requires entities to show the changes in total cash including cash equivalents and restricted cash, in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The new guidance is effective for the Company on January 1, 2018, with earlier application permitted in any interim or annual period, using a retrospective transition method. The Company early adopted the new guidance in the third quarter of 2017. As a result of adopting the new guidance, the statements of cash flows for the nine months ended September 30, 2017 and 2016 show changes in total cash including cash equivalents and restricted cash, and the nature of the restrictions are disclosed above under Cash, Cash Equivalents and Restricted Cash.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance relevant to the Company provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using (i) a cumulative earnings approach, or (ii) a nature of distribution approach. Under the cumulative earnings approach, an investor compares the distributions received to such investor’s cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities. Alternatively, under the nature of distribution approach, an investor classifies the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis. The new guidance is effective for the Company on January 1, 2018, with earlier application permitted in any interim or annual period, using a retrospective transition method. The Company adopted the new guidance on January 1, 2017 and made an accounting policy election to use the nature of distribution approach to classify distributions from equity method investments on its statements of cash flows. As a result of adopting the new guidance, the entire distribution of $242.7 million received from Telesat in the first quarter of 2017 is classified in investing activities on the statement of cash flows for the nine months ended September 30, 2017 (see Note 5).

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

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Non-cash operating items:
Equity in net income of affiliates	$(183,086)	$(96,799)
Deferred taxes	26,655	29,010
Depreciation and amortization	33	45
Amortization of prior service credit and actuarial loss	770	687
Net non-cash operating items – continuing operations	$(155,628)	$(67,057)
Supplemental information:
Interest paid – continuing operations	$22	$15
Interest paid – discontinued operations	$55	$641
Tax payments, net of refunds – continuing operations	$10,038	$194

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Equity in	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance, January 1, 2016	$(13,459)	$(15,239)	$(28,698)

Other comprehensive (loss) income before reclassification	(1,209)	15,477	14,268
Amounts reclassified from accumulated other comprehensive loss	594	—	594
Net current-period other comprehensive (loss) income	(615)	15,477	14,862
Balance, December 31, 2016	(14,074)	238	(13,836)

Other comprehensive loss before reclassification	—	(15,715)	(15,715)
Amounts reclassified from accumulated other comprehensive loss	500	—	500
Net current-period other comprehensive income (loss)	500	(15,715)	(15,215)
Balance, September 30, 2017	$(13,574)	$(15,477)	$(29,051)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended September 30,
	2017			2016
	Before-Tax	Tax Benefit	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount	(Provision)	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$257 (a)	$(90)	$167	$229	(a)	$(88)	$141
Equity in Telesat other comprehensive (loss) income	(19,255)	6,732	(12,523)	2,580		(1,008)	1,572
Other comprehensive (loss) income	$(18,998)	$6,642	$(12,356)	$2,809		$(1,096)	$1,713

	Nine Months Ended September 30,
	2017			2016
	Before-Tax	Tax Benefit	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount	(Provision)	Amount	Amount		Provision	Amount
Amortization of prior service credits and net actuarial loss	$770 (a)	$(270)	$500	$687	(a)	$(261)	$426
Equity in Telesat other comprehensive (loss) income	(24,184)	8,469	(15,715)	17,522	(b)	(6,659)	10,863
Other comprehensive (loss) income	$(23,414)	$8,199	$(15,215)	$18,209		$(6,920)	$11,289

(a)	Reclassifications are included in general and administrative expenses.
(b)	Includes $20.8 million ($13.5 million, net of tax) share in the equity of Telesat’s other comprehensive income that we could not record in 2015 (see Note 5).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Other Current Assets

Other current assets consists of (in thousands):

	September 30,	December 31,
	2017	2016
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	$2,410	$2,410
Due from affiliate	314	225
Prepaid expenses	449	192
Income taxes receivable	181	545
Other	331	111
Total	$3,685	$3,483

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	September 30,	December 31,
	2017	2016
Telesat	$24,117	$107,950

Equity in net income of affiliates consists of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Telesat	$43,372	$6,948	$183,086	$96,799

Telesat

As of September 30, 2017 and December 31, 2016, we held a 62.7% economic interest and a 32.7% voting interest in Telesat. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares.  Also in March 2016, Telesat repurchased a total of 1,253,477 vested stock options at fair value from Telesat management personnel and other employees for total cash consideration of CAD 24.7 million, of which CAD 18.7 million was paid to management personnel.

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

For the three months ended September 30, 2017, our share of equity in net income of Telesat was $81.6 million. In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. As of June 30, 2017 the cash distribution we received from Telesat exceeded our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received from Telesat in prior periods, by $39.0 million which we recognized as equity income during the six months ended June 30, 2017. In following the equity method of accounting, for the three months ended September 30, 2017, we reduced our share of Telesat’s net income of $81.6 million by the $39.0 million excess cash distribution, resulting in the recognition of equity in net income of Telesat of $43.4 million, including $0.8 million of elimination of affiliate transactions and related amortization.

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

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of September 30, 2017, Telesat’s Total Leverage Ratio was 4.64:1.00. Telesat is, however, permitted to pay annual consulting fees of $5.0 million to Loral in cash (see Note 14).

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Statement of Operations Data:
Revenues	$170,151	$172,336	$514,800	$522,849
Operating expenses	(33,770)	(34,626)	(111,919)	(102,853)
Depreciation, amortization and stock-based compensation	(49,741)	(49,816)	(145,875)	(147,207)
Loss on disposition of long-lived assets	(204)	(19)	(220)	(1,932)
Operating income	86,436	87,875	256,786	270,857
Interest expense	(37,901)	(34,311)	(111,765)	(104,662)
Foreign exchange gain (loss)	103,099	(33,639)	193,259	120,632
(Loss) gain on financial instruments	(6,542)	2,587	(17,471)	(3,364)
Other income	1,200	1,518	348	3,301
Income tax provision	(16,114)	(13,556)	(35,571)	(39,625)
Net income	$130,178	$10,474	$285,586	$247,139

	September 30,	December 31,
	2017	2016
Balance Sheet Data:
Current assets	$373,975	$678,361
Total assets	4,050,520	4,194,006
Current liabilities	128,247	154,173
Long-term debt, including current portion	2,832,685	2,877,950
Total liabilities	3,549,488	3,597,056
Shareholders’ equity	501,032	596,950

XTAR

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of September 30, 2017 and December 31, 2016, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders (the “Transponder Service”) requires payment by XTAR up to a maximum amount of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under the lease agreement (the “Spainsat Lease Agreement”), Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the Transponder Service. In September 2016, XTAR and Hisdesat amended the Spainsat Lease Agreement to, among other things, reduce for 2016 and 2017 the minimum capacity required to be leased by XTAR, and accordingly lease payments by XTAR for 2016 and 2017 were reduced from $26 million to $18.2 million. The 2016 reduction was retroactive to January 1, 2016. In January 2017, XTAR and Hisdesat again amended the Spainsat Lease Agreement to, among other things, reduce the minimum capacity required to be leased by XTAR for 2017, and accordingly lease payments by XTAR for 2017 were reduced to $9.5 million. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through September 30, 2017 were $29.2 million. As of September 30, 2017 and December 31, 2016, XTAR has deferred payment of liabilities of $31.7 million and $28.8 million, respectively, for its lease obligation and Catch-Up Payments to Hisdesat. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR. The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement (see Note 14).

The following table presents summary financial data for XTAR for the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Statement of Operations Data:
Revenues	$4,236	$3,815	$11,759	$14,115
Operating expenses	(3,871)	(1,882)	(11,816)	(18,075)
Depreciation and amortization	(1,658)	(2,191)	(4,975)	(6,575)
Operating loss	(1,293)	(258)	(5,032)	(10,535)
Net loss	(2,786)	(706)	(9,488)	(12,745)

	September 30,	December 31,
	2017	2016
Balance Sheet Data:
Current assets	$5,639	$6,364
Total assets	30,309	36,008
Current liabilities	59,140	53,795
Total liabilities	76,813	75,395
Members’ deficit	(46,504)	(39,387)

Other

As of September 30, 2017 and December 31, 2016, the Company held an indirect ownership interest in a foreign company that currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. Loral has written-off its investment in this company, and, because we have no future funding requirements relating to this investment, there is no requirement for us to provide for our allocated share of this company’s net losses.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	September 30,	December 31,
	2017	2016
SSL indemnification liability relating to ViaSat Suit settlement (see Note 13)	$—	$2,801
Due to affiliate	162	—
Accrued professional fees	1,391	665
Pension and other postretirement liabilities	108	108
Accrued liabilities	637	198
Total	$2,298	$3,772

7. Income Taxes

The following summarizes our income tax provision (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total current income tax provision	$(1,592)	$(713)	$(55,581)	$(2,056)
Total deferred income tax provision	(14,960)	(8,198)	(26,655)	(29,010)
Income tax provision	$(16,552)	$(8,911)	$(82,236)	$(31,066)

For the nine months ended September 30, 2017 and 2016, our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax results for each period (after adjusting for certain tax items that are discrete to each period). For the three months ended September 30, 2017 and 2016, this amount is then reduced by the tax provision recorded for the six months ended June 30, 2017 and 2016. For the nine months ended September 30, 2017, in accordance with authoritative guidance for accounting for income taxes in interim periods, we applied separate expected effective annual tax rates against our pre-tax loss from continuing operations and our equity in net income of Telesat, combining the results of both computations with the tax items discrete to the nine months ended September 30, 2017, such as the income tax provision related to the Telesat distribution. For the nine months ended September 30, 2016, we applied a single expected effective annual tax rate, which included tax expense on the equity income of Telesat, against our pre-tax loss from continuing operations for the nine months. This change in how we calculated the estimate was made to improve the accuracy and consistency of the expected effective annual tax rate calculated in interim periods.

The current income tax provision for the nine months ended September 30, 2017 primarily includes our anticipated income tax liability related to the cash distribution received from Telesat after use of available benefits from our alternative minimum tax credits and net operating loss carryforwards and foreign tax credits from Telesat. Based upon our analysis, the amount of foreign tax credits generated from the cash distribution allowed to be utilized against our current tax liability will be limited, thereby resulting in a carryforward of unused foreign tax credits. Since, at the current time, sufficient positive evidence does not exist to support full recovery of the foreign tax credit carryforward, we recorded a full valuation allowance against this deferred tax asset during the nine months ended September 30, 2017. We will continue to maintain this valuation allowance until sufficient positive evidence exists to support full or partial reversal. Such a reversal could be material in future periods.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes amounts for uncertain tax positions (“UTPs”) included in our income tax provision (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Current provision for UTPs	$(704)	$(636)	$(2,069)	$(1,774)
Deferred benefit for UTPs	226	289	701	801
Tax provision for UTPs	$(478)	$(347)	$(1,368)	$(973)

As of September 30, 2017, we had unrecognized tax benefits relating to UTPs of $68 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of September 30, 2017, we have accrued approximately $9.7 million and $6.0 million for the payment of potential tax-related interest and penalties, respectively.

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

The following summarizes the changes to our liabilities for UTPs included in long-term liabilities in the condensed consolidated balance sheets (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Liabilities for UTPs:
Opening balance — January 1	$68,658	$69,511
Current provision for potential additional interest	2,069	1,779
Statute expirations	—	(5)
Ending balance	$70,727	$71,285

As of September 30, 2017, if our positions are sustained by the taxing authorities, the Company’s income tax provision from continuing operations would be reduced by approximately $31.5 million. Other than as described above, there were no significant changes to our UTPs during the nine months ended September 30, 2017 and 2016, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

8. Long-Term Liabilities

Long-term liabilities consists of (in thousands):

	September 30,	December 31,
	2017	2016
Indemnification liabilities - other (see Note 13)	$323	$357
Liabilities for uncertain tax positions	70,727	68,658
Other	—	244
Total	$71,050	$69,259

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that do not expire and remained unconverted as of September 30, 2017 and December 31, 2016.

10. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s economic ownership interest in Telesat from 62.7% to approximately 62.2%.

The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017	2016
Income from continuing operations — basic	$24,537	$93,724	$59,652
Less: Adjustment for dilutive effect of Telesat stock options	(713)	(1,346)	(2,302)
Income from continuing operations — diluted	$23,824	$92,378	$57,350

Telesat stock options are excluded from the calculation of diluted loss per share for the three months ended September 30, 2016 as the effect would have been antidilutive.

Basic income per share is computed based upon the weighted average number of share of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017	2016
Weighted average common shares outstanding	30,933	30,933	30,933
Unconverted restricted stock units	75	75	75
Common shares outstanding for diluted earnings per share	31,008	31,008	31,008

For the three months ended September 30, 2016, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

Three Months Ended
September 30, 2016
Unconverted restricted stock units	75

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost included in general and administrative expenses for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$175	$167	$—	$—
Interest cost	490	495	5	6
Expected return on plan assets	(531)	(512)	—	—
Amortization of net actuarial loss	250	223	1	1
Amortization of prior service credits	—	—	6	5
Net periodic cost	$384	$373	$12	$12

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$526	$501	$1	$1
Interest cost	1,470	1,486	14	16
Expected return on plan assets	(1,593)	(1,535)	—	—
Amortization of net actuarial loss	749	667	3	4
Amortization of prior service credits	—	—	18	16
Net periodic cost	$1,152	$1,119	$36	$37

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

Derivatives and Hedging Transactions

There were no derivative instruments as of September 30, 2017 and December 31, 2016.

13. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SSL, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA and its affiliates from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our consolidated balance sheets include an indemnification refund receivable of $2.4 million as of September 30, 2017 and December 31, 2016. This receivable represents payments to date net of the estimated fair value of the liability for our indemnification for our obligation with respect to certain pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $0.3 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively, for indemnification liabilities relating to the sale of GdB.

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

Pursuant to the Allocation Agreement, Loral paid ViaSat the final installment of $2.8 million in January 2017. Our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 include indemnification liabilities related to the ViaSat Settlement Agreement of nil and $2.8 million, respectively.

Joint Venture Arbitration

In connection with a joint venture that serves as the provider for Globalstar service in Russia in which Loral held an indirect ownership interest, in the fourth quarter of 2016, the Russian joint venture partner (the “Russian JV Partner”) commenced an arbitration against Loral in the London Court of International Arbitration (the “LCIA”). In the arbitration, the Russian JV Partner sought, among other things, to recover (i) losses it claimed it suffered in defending legal proceedings in Russian state courts brought by Loral (the “Collection Action”) and (ii) costs of the arbitration. Loral had brought its Collection Action to collect a payment owed to Loral by the Russian JV Partner in connection with its exit from the joint venture. The amount Loral expected to receive, after legal fees and expenses, would have been less than $1 million, but the payment was fraudulently diverted, Loral believes, by Russian attorneys retained by Loral’s US counsel to a shell company formed by one of the Russian attorneys. In June 2017, Loral entered into a settlement agreement with the Russian JV Partner pursuant to which, among other things, the arbitration and the Collection Action were settled and the parties released each other from all claims either party had or may have against the other relating to the dispute, Loral’s investment in the joint venture and their relationship. The settlement was conditioned upon the approval by the Russian court of the withdrawal of the Collection Action, which approval was obtained in November 2017. The settlement, which Loral expects to be completed in the fourth quarter of 2017, and related legal fees will not have a material adverse effect on Loral’s financial position or results of operations. The carrying value of Loral’s investment in the Russian joint venture was zero as of September 30, 2017 and December 31, 2016.

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

Various funds affiliated with MHR and Dr. Rachesky held, as of September 30, 2017 and December 31, 2016, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The term of the Consulting Agreement was renewed upon expiration of its initial term on October 31, 2014 and expires on October 31, 2021. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three-month periods ended September 30, 2017 and 2016 and $3.8 million for each of the nine-month periods ended September 30, 2017 and 2016. For each of the nine-month periods ended September 30, 2017 and 2016, Loral received payments in cash from Telesat, net of withholding taxes, of $3.6 million for consulting fees.

In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to the transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities, including Loral Skynet’s tax liabilities arising prior to January 1, 2007. The Telesat Indemnification includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $2.4 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. There can be no assurance that there will be no future claims under the Telesat Indemnification related to tax disputes.

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

Other

As described in Note 6, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SSL constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement as of September 30, 2017 and December 31, 2016 were $6.9 million and $6.8 million, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the nine months ended September 30, 2017 and 2016, and we had an allowance of $6.6 million against receivables from XTAR as of September 30, 2017 and December 31, 2016. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three and nine month periods ended September 30, 2017 and 2016, Mr. Targoff earned $360,000 and $1,080,000, respectively, in consulting fees. Mr. Targoff reimbursed Loral net expenses of $11,250 and $42,750 for the three and nine months ended September 30, 2017, respectively, and $15,750 and $47,250 for the three and nine months ended September 30, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 26
Consolidated Operating Results	Page 29
Liquidity and Capital Resources:
Loral	Page 35
Telesat	Page 37
Contractual Obligations	Page 39
Statements of Cash Flows	Page 39
Affiliate Matters	Page 40
Commitments and Contingencies	Page 40
Other Matters	Page 40

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

At September 30, 2017, Telesat, with approximately $3.2 billion of backlog, provided satellite services to customers from its fleet of 15 in-orbit satellites as well as its Canadian payload on the ViaSat-1 satellite. In addition, Telesat had two other geostationary satellites under construction and had an additional two Ka-band satellites under construction for launch into low earth orbit as part of Telesat’s plans to deploy an advanced, global low earth orbit (“LEO”) constellation offering low latency, high throughput broadband services. Telesat also manages the operations of additional satellites for third parties.

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

Telesat’s desirable spectrum rights, commitment to providing the highest level of customer service, deep technical expertise and culture of innovation have enabled it to successfully develop its business to date. Leveraging these strengths and building on its existing contractual revenue backlog, Telesat’s focus is on profitably growing its business by increasing the utilization of its in-orbit satellites and, in a disciplined manner, deploying expansion satellite capacity where strong market demand is anticipated. At September 30, 2017, Telesat had under construction two geostationary satellites, Telstar 18 VANTAGE and Telstar 19 VANTAGE, and the aforementioned two Ka-band LEO satellites.

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

Telesat remains focused on increasing the utilization of its existing satellites, the construction of its new satellites, and identifying and pursuing opportunities to invest in expansion of satellite capacity, all while maintaining its operating discipline.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the nine months ended September 30, 2017, approximately 51% of Telesat’s revenues, 42% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of September 30, 2017, Telesat’s U.S. dollar denominated debt totaled $2.9 billion. As of September 30, 2017, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $133.8 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Pursuant to the Allocation Agreement, Loral paid ViaSat the final installment of $2.8 million in January 2017. Our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 include indemnification liabilities related to the ViaSat Settlement Agreement of nil and $2.8 million, respectively.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2017.

Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016

The following compares our consolidated results for the three months ended September 30, 2017 and 2016 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
General and administrative expenses	$2,015	$1,709

General and administrative expenses increased by $0.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. No individual components of the change were significant.

Interest and Investment Income

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Interest and investment income	$728	$44

Interest and investment income increased by $0.7 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to interest income earned on the cash distribution of $242.7 million received from Telesat in the first quarter of 2017.

Other Expense

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Other expense	$985	$187

Other expense for the three months ended September 30, 2017 and 2016 was primarily related to strategic initiatives.

Income Tax Provision

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Income tax provision	$(16,552)	$(8,911)

For the three months ended September 30, our income tax provision is summarized as follows: (i) for 2017, we recorded a current tax provision of $1.6 million and a deferred tax provision of $15.0 million, resulting in a total provision of $16.6 million and (ii) for 2016, we recorded a current tax provision of $0.7 million and a deferred tax provision of $8.2 million, resulting in a total provision of $8.9 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the nine months ended September 30, 2017 and 2016 (after adjusting for certain tax items that are discrete to each period). This amount is then reduced by the tax provision recorded for the six months ended June 30, 2017 and 2016. For the nine months ended September 30, 2017, in accordance with authoritative guidance for accounting for income taxes in interim periods, we applied separate expected effective annual tax rates against our pre-tax loss from continuing operations and our equity in net income of Telesat, combining the results of both computations with the tax items discrete to the nine months ended September 30, 2017, such as the income tax provision related to the Telesat distribution. For the nine months ended September 30, 2016, we applied a single expected effective annual tax rate, which included tax expense on the equity income of Telesat, against our pre-tax loss from continuing operations for the nine months. This change in how we calculated the estimate was made to improve the accuracy and consistency of the expected effective annual tax rate calculated in interim periods.

Subsequent to the Sale (see Note 2 to the financial statements), to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

Equity in Net Income of Affiliates

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Telesat Holdings Inc.	$43,372	$6,948

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

For the three months ended September 30, 2017, our share of equity in net income of Telesat was $81.6 million. In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. As of June 30, 2017 the cash distribution we received from Telesat exceeded our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received from Telesat in prior periods, by $39.0 million which we recognized as equity income during the six months ended June 30, 2017. In following the equity method of accounting, for the three months ended September 30, 2017, we reduced our share of Telesat’s net income of $81.6 million by the $39.0 million excess cash distribution, resulting in the recognition of equity in net income of Telesat of $43.4 million, including $0.8 million of elimination of affiliate transactions and related amortization.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars for the three months ended September 30, 2017 and 2016 follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	214,443	224,233	170,151	172,336
Operating expenses	(42,313)	(45,075)	(33,770)	(34,626)
Depreciation, amortization and stock-based compensation	(62,806)	(64,856)	(49,741)	(49,816)
Loss on disposition of long-lived assets	(267)	(6)	(204)	(19)
Operating income	109,057	114,296	86,436	87,875
Interest expense	(47,841)	(44,637)	(37,901)	(34,311)
Foreign exchange gain (loss)	132,949	(46,005)	103,099	(33,639)
(Loss) gain on financial instruments	(8,304)	3,479	(6,542)	2,587
Other income	1,594	1,988	1,200	1,518
Income tax provision	(20,642)	(17,653)	(16,114)	(13,556)
Net income	166,813	11,468	130,178	10,474
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.2642	1.3020

Telesat’s revenue decreased by $2.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due primarily to the end of service or service reductions for certain broadcast customers, a decrease in certain international broadcast services and lower revenue from certain international enterprise customers, partially offset by new services for certain enterprise customers and the favorable impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue. Telesat’s revenue excluding foreign exchange impact would have decreased by $4.6 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

`

Telesat’s operating expenses decreased by $0.9 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to lower expense on development of LEO satellites in the third quarter of 2017 as compared to the third quarter of 2016, partially offset by higher installation costs on a one-time sale, higher professional fees and the unfavorable impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Telesat’s operating expense excluding foreign exchange impact would have decreased by $1.5 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Nine months ended September 30, 2017 Compared With Nine months ended September 30, 2016

The following compares our consolidated results for the nine months ended September 30, 2017 and 2016 as presented in our financial statements:

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
General and administrative expenses	$6,000	$4,900

General and administrative expenses increased by $1.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily from a $0.4 million increase in professional fees during the nine months ended September 30, 2017 and a one-time pension charge to XTAR of $0.4 million during the nine months ended September 30, 2016.

Interest and Investment Income

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Interest and investment income	$1,754	$140

Interest and investment income increased by $1.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to interest income earned on the cash distribution of $242.7 million received from Telesat in the first quarter of 2017.

Other Expense

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Other expense	$2,858	$1,306

Other expense for the nine months ended September 30, 2017 was primarily related to strategic initiatives and litigation expenses for the joint venture arbitration with our Russian joint venture partner. Other expense for the nine months ended September 30, 2016 was primarily related to strategic initiatives.

Income Tax Provision

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Income tax provision	$(82,236)	$(31,066)

For the nine months ended September 30, our income tax provision is summarized as follows: (i) for 2017, we recorded a current tax provision of $55.6 million and a deferred tax provision of $26.6 million, resulting in a total provision of $82.2 million and (ii) for 2016, we recorded a current tax provision of $2.1 million and a deferred tax provision of $29.0 million, resulting in a total provision of $31.1 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the nine months ended September 30, 2017 and 2016 (after adjusting for certain tax items that are discrete to each period). For the nine months ended September 30, 2017, in accordance with authoritative guidance for accounting for income taxes in interim periods, we applied separate expected effective annual tax rates against our pre-tax loss from continuing operations and our equity in net income of Telesat, combining the results of both computations with the tax items discrete to the nine months ended September 30, 2017, such as the income tax provision related to the Telesat distribution. For the nine months ended September 30, 2016, we applied a single expected effective annual tax rate, which included tax expense on the equity income of Telesat, against our pre-tax loss from continuing operations for the nine months. This change in how we calculated the estimate was made to improve the accuracy and consistency of the expected effective annual tax rate calculated in interim periods.

For the nine months ended September 30, 2017, the current income tax provision primarily includes our anticipated income tax liability related to the cash distribution received from Telesat after use of available benefits from our alternative minimum tax credits and net operating loss carryforwards and foreign tax credits from Telesat. Based upon our analysis, the amount of foreign tax credits generated from the cash distribution allowed to be utilized against our current tax liability will be limited, thereby resulting in a carryforward of unused foreign tax credits. Since, at the current time, sufficient positive evidence does not exist to support full recovery of the foreign tax credit carryforward, we recorded a full valuation allowance against this deferred tax asset during the nine months ended September 30, 2017. We will continue to maintain this valuation allowance until sufficient positive evidence exists to support full or partial reversal. Such a reversal could be material in future periods.

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

Equity in Net Income of Affiliates

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Telesat	$183,086	$96,799

The following is a reconciliation of the changes in our investment in Telesat for the nine months ended September 30, 2017:

	Nine Months Ended
	September 30, 2017
	(In thousands)
Opening Balance, January 1, 2017		$107,950
Less: Cash distribution received		(242,735)
Add:
Equity in net income of Telesat	$179,062
Eliminations of affiliate transactions and related amortization	4,024	183,086
Less: Equity in other comprehensive loss of Telesat		(24,184)
Ending balance, September 30, 2017		$24,117

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars for the nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016 follows (in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	675,276	690,976	514,800	522,849
Operating expenses	(146,807)	(135,926)	(111,919)	(102,853)
Depreciation, amortization and stock-based compensation	(191,347)	(194,542)	(145,875)	(147,207)
Loss on disposition of long-lived assets	(288)	(2,553)	(220)	(1,932)
Operating income	336,834	357,955	256,786	270,857
Interest expense	(146,605)	(138,317)	(111,765)	(104,662)
Foreign exchange gain	253,503	159,422	193,259	120,632
Loss on financial instruments	(22,917)	(4,446)	(17,471)	(3,364)
Other income	454	4,362	348	3,301
Income tax provision	(46,659)	(52,367)	(35,571)	(39,625)
Net income	374,610	326,609	285,586	247,139
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.3130	1.3230

	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	466,420	911,785	373,975	678,361
Total assets	5,051,785	5,637,164	4,050,520	4,194,006
Current liabilities	159,948	207,226	128,247	154,173
Long-term debt, including current portion	3,532,907	3,868,252	2,832,685	2,877,950
Total liabilities	4,426,899	4,834,804	3,549,488	3,597,056
Shareholders’ equity	624,886	802,360	501,032	596,950
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.2472	1.3441

Telesat’s revenue decreased by $8.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due primarily to the end of service or service reductions for certain customers, a reduction in revenue from Canadian spectrum license fees, which also resulted in a corresponding reduction in operating expenses and lower revenue on certain international enterprise customers, partially offset by new services to certain enterprise customers, a net increase in short-term enterprise services provided to other satellite operators, higher consulting activity and the favorable impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue. Telesat’s revenue excluding foreign exchange impact would have decreased by $10.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Telesat’s operating expenses increased by $9.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to a special payment made to stock option holders in the first quarter of 2017 in connection with the cash distribution made to Telesat’s shareholders, higher professional fees and the unfavorable impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, partially offset by lower expense on development of LEO satellites, lower share-based compensation and lower cost of sales from the reduction in Canadian spectrum license fees. Telesat’s operating expense excluding foreign exchange impact would have increased by $8.5 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Loss from Discontinued Operations, net of tax

Interest expense that is directly related to the Sale is classified as discontinued operations in the statements of operations for the nine months ended September 30, 2017 and three and nine months September 30, 2016.

Backlog

Telesat’s backlog as of September 30, 2017 and December 31, 2016 was $3.2 billion.

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.7% economic interest in Telesat. We also have a 56% economic interest in XTAR. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting. As of September 30, 2017 and December 31, 2016, the fair value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary.

Loral has no debt. Telesat has third party debt with financial institutions. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR is required to make payments of $5 million per year to pay down the outstanding restructured lease balance. As of September 30, 2017 and December 31, 2016, XTAR had deferred payment of liabilities to Hisdesat of $31.7 million and $28.8 million, respectively, for lease payments, including the restructured lease payments. Loral has not provided a guarantee for the debt of Telesat or XTAR.

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

Cash and Available Credit

At September 30, 2017, Loral had $259.3 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of September 30, 2017 increased by $221.8 million from December 31, 2016 due primarily to a cash distribution by Telesat of $242.7 million and interest income received of $1.5 million, partially offset by a payment of $10.0 million for income taxes primarily related to the cash distribution, corporate expenses of $5.3 million, adjusted for changes in working capital and net of consulting fees from Telesat, a $2.8 million payment to ViaSat pursuant to the Settlement Agreement and Allocation Agreement, litigation expenditures of $0.8 million, postretirement benefits funding of $2.0 million and payments of $1.5 million related to strategic initiatives. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used in Operating Activities” and “Net Cash Provided by Investing Activities.”

Loral did not have a credit facility as of September 30, 2017 and December 31, 2016.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. We expect that our major operating cash outlays for the next 12 months will include income tax payments, payments under employee benefit programs and general corporate expenses net of consulting fees from Telesat.

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

Telesat

Cash and Available Credit

As of September 30, 2017, Telesat had CAD 401 million of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of September 30, 2017, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

The construction of any satellite replacement or expansion program will require significant capital expenditures. Telesat may choose to invest in new satellites to further grow its business. Cash required for current and future satellite construction programs may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or through borrowings on the revolving credit facility under Telesat’s senior secured credit facilities. In addition, Telesat may sell certain satellite assets and, in accordance with the terms and conditions of Telesat’s senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under Telesat’s senior secured credit facilities. Subject to market conditions and subject to compliance with the terms and conditions of its senior secured credit facilities and the financial leverage covenant tests therein, Telesat may also have the ability to obtain additional secured or unsecured financing to fund current or future satellite construction. Telesat’s ability to access these sources of funding, however, is not guaranteed, and therefore, Telesat may not be able to fully fund additional replacement or new satellite construction programs.

Debt

Telesat’s debt as of September 30, 2017 and December 31, 2016 was as follows:

			September 30,	December 31,
	Maturity	Currency	2017	2016
			(In CAD thousands)
Senior Secured Credit Facilities:
Revolving credit facility	November 2021	USD or CAD equivalent	—	—
Term Loan B - U.S. facility	November 2023	USD	3,000,446	3,257,998
8.875% Senior notes	November 2024	USD	623,600	672,050
			3,624,046	3,930,048
Less: Deferred financing costs, interest rate floors and prepayment options			(105,916)	(78,410)
Total debt under international financial reporting standards			3,518,130	3,851,638
U.S. GAAP adjustments			14,777	16,614
Total debt under U.S. GAAP			3,532,907	3,868,252
Current portion			16,672	24,438
Long-term portion			3,516,235	3,843,814

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

Telesat’s senior secured credit facilities are comprised of the following facilities:

— Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing on November 17, 2021. Loans under the Revolving Facility bear interest at a floating rate of LIBOR plus an applicable margin ranging from 1.50% to 2.00% for prime rate and Alternative Base Rate loans and ranging from 2.50% to 3.00% for Bankers Acceptance and Eurodollar loans. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. The Revolving Facility currently has an unused commitment fee of 40 basis points. As of September 30, 2017, other than approximately $0.1 million in drawings related to letters of credit, there were no borrowings under this facility.

— Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (‘‘U.S. TLB Facility’’) is a $2.430 billion loan maturing on November 17, 2023. As of September 30, 2017, $2.406 billion of this facility was outstanding, which represents the full amount available following mandatory repayments. The initial terms had the outstanding borrowings under Telesat’s U.S. TLB Facility bear interest at a floating rate of LIBOR, but not less than 0.75%, plus an initial applicable margin of 3.75%. On February 1, 2017, Telesat amended the senior secured credit facilities to reduce the applicable margin to 3.00% on the then outstanding $2.424 billion. As of February 1, 2017, the mandatory principal repayments on the U.S. TLB Facility are one quarter of 1.00% of the value of the loan at the time of amendment, which must be paid on the last day of each quarter.

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

As of September 30, 2017, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing the senior notes.

Debt Service Cost

An estimate of interest expense is based upon assumptions of foreign exchange rates, LIBOR and Bankers Acceptance rates and the applicable margins of Telesat’s senior secured credit facilities and senior notes. Interest expense includes the impact of Telesat’s interest rate swaps which were entered into on October 5, 2017. Telesat’s interest expense for the year ending December 31, 2017 is expected to be approximately CAD 195 million.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of September 30, 2017, there was one forward exchange contract with a maturity of October 2017 outstanding with an insignificant fair value.

On October 5, 2017, Telesat entered into four interest rate swaps which hedge the interest rate risk on $1.8 billion of U.S. dollar denominated Term Loan B borrowings. These contracts, which mature between September 2019 and September 2022, are at fixed interest rates ranging from 1.72% to 2.04%, excluding applicable margin.

Telesat also has embedded derivatives that are accounted for separately at fair value. These embedded derivatives are related to the prepayment option included in Telesat’s senior notes, as well as an interest rate floor included in the U.S. TLB Facility. As of September 30, 2017, the fair value of the embedded derivative related to the prepayment option on Telesat’s senior notes was an asset of CAD 47 million and the fair value of the embedded derivatives related to the interest rate floor was a liability of CAD 9 million.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of September 30, 2017 was CAD 5.5 million.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of satellites and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 63 million as of September 30, 2017. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or funds available under the revolving credit facility.

Contractual Obligations

There have not been any significant changes to Loral’s contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Statements of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operations was $20.6 million for the nine months ended September 30, 2017.

Net cash used in operating activities by continuing operations was $17.8 million for the nine months ended September 30, 2017, consisting primarily of a $61.9 million cash use attributable to income from continuing operations adjusted for non-cash operating items and a $1.6 million decrease in pension and other postretirement liabilities, partially offset by a $43.5 million increase in income taxes payable primarily related to the cash distribution received from Telesat in the first quarter of 2017 and a $2.0 million increase in long-term liabilities.

Net cash used by operating activities from discontinued operations was $2.8 million for the nine months ended September 30, 2017 representing the final payment to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities by continuing operations for the nine months ended September 30, 2017 was $242.7 million primarily representing the cash distribution received from Telesat.

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

Interest

During the nine months ended September 30, 2017, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of September 30, 2017 and December 31, 2016.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on Telesat’s U.S. dollar denominated debt and cash and short-term investments. As of September 30, 2017, Telesat’s U.S. dollar denominated debt totaled $2.9 billion. In addition, a portion of Telesat’s revenue and expenses, as well as the majority of its capital expenditures are denominated in U.S. dollars.

For the nine months ended September 30, 2017, approximately 51% of Telesat’s revenues, 42% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of September 30, 2017, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $133.8 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017, have concluded that our disclosure controls and procedures were not effective due to the identification of a material weakness. In addition, as a result of the identification of the material weakness with respect to the quarter ended September 30, 2017, our president and our chief financial officer reevaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, and concluded that our disclosure controls and procedures as of June 30, 2017 were not effective due to the same material weakness.

The material weakness related to the absence of satisfactory internal controls requiring timely reporting of any allegation of fraud involving management, regardless of the source of the allegation or its level of credibility, to the Company’s Audit Committee and performance of appropriate due diligence on anyone acting on behalf of the Company. As a result, management did not timely communicate to the Company’s Audit Committee the following allegation of fraud: in July 2017, a Russian attorney, who the Company believes participated in the fraud in Russia that diverted funds due to be paid to the Company in connection with its exit from its joint venture to provide Globalstar service in Russia to a shell company formed by that attorney (see Note 13 to the condensed consolidated financial statements), alleged that an officer of the Company was also involved in the fraud in Russia. The attorney was affiliated with a Russian law firm retained by the Company’s US counsel to pursue the Company’s exit from the joint venture and was not known to the Company at the time of the fraud in Russia. Prior to communicating the allegation to the Audit Committee, management, notwithstanding its view regarding the lack of credibility of the unsubstantiated allegation, retained outside counsel to examine the allegation; following such examination, outside counsel concluded that there was no evidence implicating Loral personnel. Subsequent to receiving the report from outside counsel retained by management, the Audit Committee retained its own independent counsel to perform an investigation, and the Audit Committee’s independent counsel also has determined, based on its substantially completed investigation procedures, that there is no evidence implicating Loral personnel.

We have adopted and are implementing remedial steps designed to address the material weakness and to ensure the fair presentation of our condensed consolidated financial statements. These remedial steps include: 1) employee refresher training on the identification of fraud risks and fraud-related matters, with specific emphasis on the identification and reporting of alleged, suspected or actual fraud; 2) revision of our code of conduct and related controls to require timely reporting of any alleged or suspected fraud involving management regardless of the source of the allegation or its level of credibility; 3) acceleration of employee recertification of our code of conduct; 4) enhancement of the process for preparation of management certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and management representations provided to the Company’s auditors; and 5) enhancement of our internal controls to add a requirement to perform appropriate due diligence on anyone acting on behalf of the Company. Because we are in the process of implementing these remedial steps, there is no assurance that our disclosure controls and procedures will be effective for future periods.

Our president and our chief financial officer have concluded that, notwithstanding the material weakness discussed above, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q present, and the condensed consolidated financial statements in in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 presented, fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As noted above, the Company has adopted and is implementing remedial steps to improve its controls relating to (a) timely reporting to the Company’s Audit Committee of any allegation of fraud involving management regardless of the source of the allegation or its level of credibility and (b) performing appropriate due diligence on anyone acting on behalf of the Company. We are continuing to evaluate the effectiveness of those remedial steps.

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

Date: November 14, 2017

