Form 10-K
period 2017-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2018-03-15
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14180

LORAL SPACE & COMMUNICATIONS INC.

(Exact name of registrant specified in the charter)

Jurisdiction of incorporation: Delaware

IRS identification number: 87-0748324

600 Fifth Avenue

New York, New York 10020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

At March 9, 2018, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

As of June 30, 2017, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $528,690,718

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

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

Loral participates in satellite services operations primarily through its 62.7% economic interest in Telesat Canada (“Telesat”), a leading global satellite operator. Effective January 1, 2017, Telesat Holdings Inc. completed a corporate reorganization pursuant to which Telesat Holdings Inc. amalgamated with Telesat Interco Inc., a wholly owned subsidiary, and immediately thereafter the newly amalgamated company amalgamated with Telesat Canada. The continuing entity, existing under the laws of Canada, is named Telesat Canada.

Telesat owns and leases a satellite fleet that operates in geostationary orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications. Telesat is also developing a global constellation of low earth orbit (“LEO”) satellites. LEO satellites operate in a circular orbit around the earth with an altitude typically between 500 and 870 miles. Unlike geostationary orbit satellites that operate in a fixed orbital location above the equator, LEO satellites travel around the earth at high velocities requiring antennas on the ground to track their movement. LEO satellite systems have the potential to offer a number of advantages over geostationary satellites to meet growing requirements for broadband services, both consumer and commercial, by providing increased data speeds and capacity, global coverage, and latency on par with or potentially better than terrestrial services.

At December 31, 2017, Telesat, with approximately $3.0 billion of backlog, provided satellite services to customers from its fleet of 15 in-orbit geostationary satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite and has two other geostationary satellites under construction. In January 2018, an additional satellite was launched into low earth orbit as part of Telesat’s plan to deploy an advanced, global LEO constellation. Telesat also manages the operations of additional satellites for third parties.

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

Broadcast

   Telesat’s broadcast services business provided approximately 51% of its revenue for the year ended December 31, 2017. These services include:

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

Enterprise

  Telesat’s enterprise services provided approximately 46% of its revenue for the year ended December 31, 2017. These services include:

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

Consumer broadband services: Telesat provides Ka-band satellite capacity to customers in Canada, particularly to Xplornet Communications Inc., which uses it to provide two-way broadband internet services, and to ViaSat, Inc. (“ViaSat”), which uses it to provide similar services in the United States. Telesat also provides Ku-band satellite capacity to Hughes Network Systems LLC (“HNS”), which uses it to provide two-way broadband internet services in South America. HNS has also contracted for all of the Ka-band capacity serving South America on Telesat’s Telstar 19 VANTAGE satellite currently under construction.

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

Satellite operator services: Telesat provides services to other satellite operators in the form of partial channel satellite capacity, full transponder satellite capacity and, on occasion, the relocation and use of an entire satellite at a designated orbital location to preserve their spectrum rights.

Consulting and Other

Telesat’s consulting and other category provided approximately 3% of its revenues for the year ended December 31, 2017. Telesat’s consulting operations allow it to realize operating efficiencies by leveraging Telesat’s existing employees and the facility base dedicated to its core satellite communication business. With over 45 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide.

Competitive Strengths

Telesat’s business is characterized by the following key competitive strengths:

Leading Global FSS Operator

Telesat is one of the world’s leading fixed satellite services (“FSS”) operators and the largest in Canada. It has a leading position as a provider of satellite services in the North American video distribution market. Telesat provides services to both of the major DTH providers in Canada, Bell TV and Shaw Direct, which together have approximately 2.1 million subscribers, as well as to EchoStar (DISH Network) in the United States, which has approximately 13.2 million subscribers. Its international satellites are well positioned to serve a number of growing markets and serve a range of important customers in those markets.

Blue Chip Customer Base

Telesat offers its broad suite of satellite services to more than 400 customers worldwide, which include some of the world’s leading DTH service providers, ISPs, network services integrators, telecommunications carriers, corporations and government agencies. Over 45 years of operation, Telesat has established long-term, collaborative relationships with its customers and has developed a reputation for creating innovative solutions and providing services essential for its customers to reach their end users. Telesat’s customers represent some of the strongest and most financially stable companies in their respective industries. A number of these customers have historically committed to long-term contracts for Telesat’s services, which enhances the predictability of its future revenues and cash flows and supports its future growth.

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

Portfolio of Orbital Real Estate

Telesat’s satellites occupy highly attractive orbital locations that provide it with an advantageous position in the markets in which it operates due to the scarcity of available satellite spectrum and the strong neighborhoods Telesat has developed at these locations. Access to these orbital locations, coupled with the high capital intensity of the satellite industry, creates barriers to entry in those markets. Telesat is licensed by the Department of Innovation, Science and Economic Development Canada (“ISED”) to occupy a number of key orbital locations that are well-suited to serve the Americas and support its leading position in North America. Telesat’s international satellites also occupy highly desirable orbital locations that enable broad pan-regional service with interconnectivity between regions, making them attractive for both intra- and inter-regional services. Telesat has rights to additional spectrum, including at certain existing orbital locations.

Telesat also has rights to use Ka-band and V-band to operate a global LEO satellite constellation. LEO satellite systems have the potential to offer a number of advantages over geostationary satellites to meet growing requirements for broadband services by providing increased data speeds and capacity, global coverage, and latency on par with or potentially better than terrestrial services. In January 2018, Telesat announced the successful launch of its first LEO satellite which will demonstrate certain features of Telesat’s LEO system design.

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

Telesat believes its satellite fleet offers a strong combination of existing backlog and additional capacity on its existing satellites and planned satellites that provide a solid foundation upon which it will seek to continue to grow its revenue and cash flows. To achieve this growth, Telesat will seek to capture the anticipated increased demand for satellite services and capacity particularly in the enterprise services market, from requirements such as maritime and aeronautical, government services and supporting carrier and enterprise networks.

Telesat will continue to focus on capturing the anticipated increase in worldwide demand for satellite services through a disciplined satellite expansion program that should drive incremental contracted backlog and cash flows, and further leverage its fixed cost structure.

Telstar 18 VANTAGE, a powerful, state-of-the-art, multi-mission satellite currently under construction, and which Telesat anticipates will be launched in mid-2018, will replace Telstar 18 at 138° EL. This new satellite will bring replacement and expansion capacity to this orbital location utilizing high throughput and broad beam capacity. The satellite will offer a high degree of flexibility with coverage of China, Mongolia, Indochina, Indonesia, Australia, New Zealand and the Pacific Ocean. Telesat’s long-standing partner at the 138° EL location, APT, will use 57.5% of the satellite’s capacity in exchange for providing 57.5% of the capital for the satellite program.

Telstar 19 VANTAGE, a powerful, multi-mission, high throughput Ku-band and Ka-band satellite currently under construction, and which Telesat anticipates will be launched in mid-2018, will bring additional capacity to the 63° WL orbital location where Telesat operates its Telstar 14R/Estrela do Sul 2 satellite. The satellite will offer a high degree of flexibility with coverage of Brazil, the Andean region, the Caribbean, the North Atlantic Ocean and Northern Canada. HNS has entered into a long-term contract for all of the high throughput Ka-band capacity on Telstar 19 VANTAGE serving South America and Bell Canada has signed a 15-year contract for substantially all of the high throughput spot beam capacity over northern Canada.

In January 2018, Telesat announced the successful launch of its first LEO satellite, an important milestone in its plan to develop a state-of-the-art, high capacity LEO constellation that will deliver transformative, low latency, fiber-like broadband to commercial and government users worldwide. Telesat anticipates that this Phase 1 LEO satellite will demonstrate certain features of its LEO system design, in particular the capability of the satellite and customer terminals to deliver a low-latency broadband experience. Telesat has installed ground infrastructure at its teleport in Allan Park in Canada to support testing, and Telesat has customers in growing enterprise segments who it expects will participate in trials during 2018.

The satellite industry is characterized by a relatively fixed cost base that allows significant revenue growth with relatively minimal increases in operating costs, particularly for the provision of services using only satellite capacity. Thus, Telesat anticipates that the relatively fixed cost nature of its business, combined with increasing demand for satellite services, will over time produce growth in its operating cash flows. To further enhance liquidity, Telesat has a $200 million revolving credit facility in place that can be used for general corporate purposes including working capital and capital expenditures of which, other than $0.2 million of outstanding letters of credit, no amount was drawn as of December 31, 2017.

Competition

Telesat is a leading global FSS operator in a highly competitive industry, and Telesat competes against other global, regional and national satellite operators and with providers of terrestrial-based communications services.

Fixed Satellite Operators

Other global satellite operators are Intelsat S.A. (“Intelsat”), SES S.A. (“SES”), Eutelsat S.A. (“Eutelsat”) and Inmarsat. Telesat also competes with a number of nationally or regionally focused FSS operators around the world.

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

The Canadian government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization commitments to liberalize trade in basic telecommunications services. As of January 2018, approximately 90 non-Canadian licensed geostationary satellites and non-geostationary satellite constellations are listed as having been approved for use in Canada. Four of these geostationary satellites are Telesat satellites licensed by other administrations and one is a satellite on which Telesat owns the Canadian-coverage capacity.

In addition, the FSS and the mobile satellite services (“MSS”) sectors, which have historically served distinct customer requirements, are converging. As a result, Telesat faces competition from MSS operators that include Inmarsat, which offers a high throughput Ka-band service using a global constellation of four geostationary satellites. The growth in satellite service providers using or planning to use Ka-band, including Avanti Communications, SES/O3b, ViaSat, Eutelsat, HNS/Echostar, Inmarsat, SES, Yahsat and others, will result in increased competition.

Many of the new and replacement satellites expected to be deployed in the near term will be high throughput satellites (“HTS”) or will include high throughput payloads. In addition, second generation HTS systems recently launched and in development purport to be capable of throughput that substantially exceeds the throughput of first generation HTS. This is expected to result in a significant increase in satellite capacity which may further increase competition.

Over the past two years, a number of non-geostationary orbit (“NGSO”) satellite systems have been announced and are now in various stages of development. These include proposed systems from One Web, SpaceX, Boeing, SES/O3b and LeoSat, among others. In addition, a number of other non-terrestrial systems using drones or balloons have also been announced. As these new systems are deployed they may significantly increase the supply of services that will compete with Telesat’s LEO constellation as well as traditional satellite services.

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

Satellite Fleet & Ground Resources

As of December 31, 2017, Telesat had 15 in-orbit satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite.

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

The table below summarizes selected data relating to Telesat’s owned in-orbit satellite capacity as of December 31, 2017:

	Orbital Location	Launch	Manufacturer’s End-of-Service	Expected End-of- Orbital
	Regions Covered	Date	Life	Maneuver Life(1)	Model
Anik F1	107.3°WL South America	November 2000	2016	2022	BSS702 (Boeing)
Anik F1R	107.3° WL North America	September 2005	2020	2022	E3000 (EADS Astrium)
Anik F2	111.1° WL Canada, Continental United States	July 2004	2019	2027	BSS702 (Boeing)
Anik F3	118.7° WL Canada, Continental United States	April 2007	2022	2026	E3000 (EADS Astrium)
Anik G1	107.3° WL Canada, South America	April 2013	2028	2039	SSL 1300
Nimiq 1	Not Applicable (2)	May 1999	2011	2021(4)	A2100 AX (Lockheed Martin)
Nimiq 2	Not Applicable (2)	December 2002	2015	2024(5)	A2100 AX (Lockheed Martin)
Nimiq 4	82° WL Canada	September 2008	2023	2027	E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada, Continental United States	September 2009	2024	2035	SSL 1300
Nimiq 6	91.1º WL Canada	May 2012	2027	2048	SSL 1300
Telstar 11N	37.55° WL North and Central America, Europe, Africa and the maritime Atlantic Ocean region	February 2009	2024	2026	SSL 1300
Telstar 12	109.2°WL Southern United States, South and Central America	October 1999	2012	2027(5)	SSL 1300
Telstar 12 VANTAGE	15°WL Eastern United States, SE Canada, Europe, Russia, Middle East, South Africa, portions of South and Central America	November 2015	2030	2032	E3000 (Airbus)
Telstar 14R/Estrela do Sul 2	63°WL Brazil and portions of Latin America, North America, Atlantic Ocean	May 2011	2026	2024	SSL 1300
Telstar 18(3)	138° EL India, South East Asia, China, Australia and Hawaii	June 2004	2017	2018(6)	SSL 1300

(1)	Telesat’s current estimate of when each satellite will be decommissioned, taking account of anomalies and malfunctions the satellites have experienced to date and other factors such as remaining fuel levels, consumption rates and other available engineering data. These estimates are subject to change and it is possible that the actual orbital maneuver life of any of these satellites will be shorter than Telesat currently anticipates. Further, it is anticipated that the payload capacity of each satellite may be reduced prior to the estimated end of orbital maneuver life. For example, Telesat currently anticipates that it will need to commence the turndown of transponders on Anik F1 prior to the end of orbital maneuver life, as a result of further degradation in available power.

(2)	Nimiq 1 and Nimiq 2 are currently located in non-Telesat orbital slots.

(3)	54% of the transponders on the satellite are leased to APT (the “APT transponders”), through the end of life of the satellite in consideration for APT’s funding a portion of the satellite’s cost. This transaction was accounted for as a sales-type lease, because substantially all of the benefits and risks incident to the ownership of the leased transponders were transferred to APT. Telesat has agreed with APT among other things that if Telesat is able to obtain the necessary approvals and licenses from the U.S. government under U.S. export laws, it would transfer title to the APT transponders on Telstar 18 to APT, as well as a corresponding interest in the elements on the satellite that are common to or shared by the APT transponders and the Telesat transponders. Telesat acquired two transponders from APT for an additional payment in August 2009.

(4)	Inclined orbit operations may be utilized to reach the projected End of Orbital Maneuver Life for Nimiq 1 in the event the satellite is relocated. The start of inclined orbit operations will be selected accordingly.

(5)	End of Orbital Maneuver Life for these satellites has been extended through inclined orbit operations which reduces fuel consumption through the elimination of north-south stationkeeping.

(6)	The End of Orbital Maneuver Life for Telstar 18 is expected to be extended through inclined orbit operations to 2028.

In addition, Telesat has rights to satellite capacity on other satellites including the Ka-band Canadian payload consisting of nine user beams on ViaSat-1.

Telesat is currently evaluating mission extension services that have the potential to prolong the orbital maneuver lives of certain of its satellites. However, there can be no assurance that Telesat will contract for the use of these mission extension services or that, if it does so, the services will be successful.

In November 2015, Telesat entered into contractual arrangements with Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) for the construction of Telstar 19 VANTAGE, which it anticipates will be launched in mid-2018. This new state-of-the-art satellite will utilize high throughput capabilities to offer superior performance in Ku-band and in Ka-band and will be co-located with Telesat’s Telstar 14R/Estrela do Sul 2 satellite at 63˚ WL, a prime orbital slot for coverage of the Americas. The satellite will have high throughput Ka-band capacity in South America, over Northern Canada, the Caribbean and the North Atlantic Ocean. It will also provide high throughput Ku-band capacity over Brazil, the Andean region and the North Atlantic.

In December 2015, Telesat entered into contractual arrangements with SSL for the construction of Telstar 18 VANTAGE, which it anticipates will be launched in mid-2018. The new satellite will operate from 138˚ EL. Telstar 18 VANTAGE will expand Telesat’s coverage of growing satellite service markets in China, Mongolia, Southeast Asia, and the Pacific Ocean region. This satellite will utilize a combination of broad regional beams and high throughput spot beams in Ku-band to maximize throughput and spectral efficiency. It will also provide extensive C-band coverage of Asia that reaches from India and Pakistan in the West all the way to Hawaii in the East, enabling direct connectivity from any point in Asia to the Americas.

In April 2016, Telesat announced the procurement of two Phase 1 Ka-band satellites for operation in low earth orbit. In November 2017, the first Phase 1 satellite was launched on a Soyuz launch vehicle. The launch was a failure due to an anomaly with the launch vehicle and resulted in the loss of the satellite. The second Phase 1 satellite was successfully launched in January 2018.

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

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
Total segment revenues	$712,390	$703,131	$751,684
Affiliate eliminations(2)	(712,390)	(703,131)	(751,684)
Revenues from satellite services as reported	$—	$—	$—
Operating income:
Total segment operating income	$371,847	$366,272	$419,969
Affiliate eliminations(2)	(371,847)	(366,272)	(419,969)
Operating income from satellite services after eliminations	$—	$—	$—

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented.

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat which is reflected in our consolidated financial statements under the equity method of accounting.

Total Telesat assets were $4.1 billion, $4.2 billion and $4.0 billion as of December 31, 2017, 2016 and 2015, respectively. The change in total assets from December 31, 2016 to December 31, 2017 is primarily the result of a distribution to Telesat’s shareholders and option holders in the aggregate of approximately $400 million, partially offset by the change in foreign exchange rates. The change in total assets from December 31, 2015 to December 31, 2016 is primarily the result of the change in foreign exchange rates. Backlog was approximately $3.0 billion and $3.2 billion as of December 31, 2017 and 2016, respectively. The decrease in backlog is due to revenues recognized, partially offset by new orders and exchange rate changes. It is expected that approximately 18.8% of the backlog at December 31, 2017 will be recognized as revenue by Telesat in 2018.

Sale of SSL

On November 2, 2012, Loral completed the sale (the “Sale”) of its wholly-owned subsidiary, SSL, to MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MacDonald, Dettwiler and Associates Ltd. (“MDA”). Pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, SSL, MDA and MDA Holdings, Loral agreed to indemnify MDA and its affiliates from certain damages in a lawsuit (the “ViaSat Suit”) brought in 2012 by ViaSat against Loral and SSL. In September 2014, Loral, SSL and ViaSat entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the ViaSat Suit and an additional patent infringement and breach of contract lawsuit brought by ViaSat against SSL in September 2013 were settled. Loral was also released by MDA, MDA Holdings and SSL from indemnification claims relating to the ViaSat lawsuits under the Purchase Agreement. The terms of the Settlement Agreement provided, among other things, for payment by Loral and SSL to ViaSat on a joint and several basis of $100 million, $40 million of which was paid in September 2014 in connection with entering into the Settlement Agreement, with the remaining $60 million payable with interest in ten equal quarterly installments of $6.9 million from October 15, 2014 through January 15, 2017.

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral was responsible for $45 million, and MDA and SSL were responsible for $55 million, of the $100 million litigation settlement with ViaSat. Culminating with the final installment payment of $2.8 million in January 2017, Loral paid a total of $46.1 million, including interest, as its share of the ViaSat settlement (see Note 13 to the Loral consolidated financial statements).

Other

We also own 56% of XTAR, LLC (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos S.A. (“Hisdesat”). We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. XTAR owns and operates an X-band satellite, XTAR-EUR located at 29˚ EL, which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases 7.2 72 MHz X-band transponders (subject to certain temporary reductions for 2017) on the Spainsat satellite located at 30˚ WL owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide satellite telecommunication services to various agencies of the United States, Spanish and other European governments. For more information on XTAR see Note 5 to the Loral consolidated financial statements.

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

ISED traditionally licensed satellite radio spectrum using a competitive licensing process. In 2012, ISED conducted a public consultation on the licensing framework for FSS and broadcast satellite services (“BSS”) in Canada. As a result of the consultation, changes in policy were announced in November 2013. Effective January 6, 2014, all FSS and BSS licenses are awarded to qualified applicants on a first-come, first-served basis and spectrum licenses have replaced radio licenses. The term of spectrum licenses is 20 years, with a high expectation of renewal. ISED may, however, issue licenses with a shorter term. Satellite and terrestrial operators are seeking additional spectrum to accommodate the expected growth in demand for broadband services and 5G networks. ISED is considering and may adopt new spectrum allocations for terrestrial services that require satellite operators to vacate or share spectrum and may limit the spectrum that is available for satellite services.

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

Since November 2000, pursuant to the CRTC’s Decision CRTC 2000-745, virtually all telecommunications service providers are required to pay contribution charges based on their Canadian telecommunications service revenues, minus certain deductions (e.g., terminal equipment sales and inter-carrier payments). The contribution rate varies from year to year. It was initially set at 4.5% of eligible revenues but was significantly reduced in subsequent years. The rate for 2017 was 0.60%, and an interim rate of 0.54% has been established by the CRTC for 2018.

United States Regulatory Environment

The Federal Communications Commission (“FCC”) regulates the provision of satellite services to, from, or within the United States.

Telesat has chosen to operate its U.S. licensed satellites, Telstar 11N, Telstar 12 and Telstar 12 VANTAGE, on a non-common carrier basis. Consequently, it is not subject to rate regulation or other common carrier regulations enacted under the Communications Act of 1934. Telesat pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the Universal Service Administrative Company (“USAC”) covering interstate/international telecommunications revenues. Based on these reports, USAC assesses Telesat for contribution to the FCC’s Universal Service Fund (“USF”). Payments to the USF are made on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is proposed to be set at 19.5% for the first quarter of 2018. At the present time, the FCC does not assess USF contributions with respect to bare transponder capacity (i.e. agreements for space segment only). Telesat’s United States telecom revenues that are subject to USF contribution requirements are currently small and its USF payments are not material.

Telesat also owns and operates the portion of the ViaSat-1 satellite (115o WL) payload that is capable of providing service within Canada. The ViaSat-1 satellite is licensed by the United States.

The FCC currently grants geostationary-like satellite authorizations on a first-come, first-served basis to applicants which demonstrate that they are legally and technically qualified and that the public interest will be served by the grant. Under licensing rules, a bond must be posted starting at $1 million when a geostationary satellite or non-geostationary satellite constellation authorization is granted and escalating to up to $3 million in the case of a geostationary satellite and $5 million in the case of a non-geostationary satellite constellation. The entire amount of the bond may be forfeited if there is a failure to meet the FCC’s milestones for the launch and commencement of operations of the geostationary satellite or the milestones for the deployment and operation of 50% and 100% of the satellites in a non-geostationary satellite constellation. According to current licensing rules, the FCC will issue new satellite licenses for an initial 15-year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized satellite using the same frequencies. At the end of the 15-year term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions. As in other jurisdictions, the FCC is considering and may adopt new spectrum allocations for terrestrial mobile broadband and 5G, including in bands that are currently allocated to satellite services. New spectrum allocations may require satellite operators to vacate or share spectrum and may limit the spectrum that is available for satellite services.

To facilitate the provision of FSS in C-, Ku- and Ka-band frequencies in the United States market, foreign licensed operators may apply to have their satellites placed on the FCC’s Permitted Space Station List (for certain frequencies) or be granted a declaratory ruling (for other frequencies). The bond and milestone requirements for U.S.-licensed satellites apply equally to authorized foreign-licensed satellites. Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3, Telstar 14R/Estrela do Sul 2 satellites, the Telstar 19 VANTAGE satellite under construction and the Ka-band LEO constellation being developed are currently authorized to serve the U.S. market in accordance with these procedures.

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

Telesat owns and operates the portion of the ViaSat-1 satellite (115˚ WL) payload that is capable of providing service within Canada. ViaSat-1 operates in accordance with a license granted by the FCC in the United States. However, by virtue of an intergovernmental arrangement between the United States and the United Kingdom, ViaSat-1 operates in accordance with ITU networks filed by the United Kingdom regulatory agency, OFCOM, on behalf of the Isle of Man. The Isle of Man is a British Crown Dependency and Isle of Man satellite frequency filings are filed with the ITU by OFCOM. ManSat Ltd. has been granted rights by the Isle of Man government to manage all aspects of Isle of Man satellite frequency filings. Both Telesat and ViaSat have a commercial relationship with ManSat. ViaSat and Telesat have agreed to cooperate in their dealings with ManSat with respect to the ViaSat-1 satellite for OFCOM and ITU purposes. The Ka-band and portions of the Ku-band frequencies on Telstar 12 VANTAGE, and portions of the Ka-band frequencies on Telstar 18 VANTAGE and the Ka-band frequencies on Telstar 19 VANTAGE, are also filed with the ITU by ManSat on behalf of Telesat.

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

The ITU is considering and may adopt at the World Radio Conference in November 2019, new international spectrum allocations to terrestrial mobile, satellite and other services. New international spectrum allocations may require satellite operators to vacate or share spectrum and may limit the spectrum that is available for satellite services. Although non-governmental entities, including Telesat, participate at the ITU, only national administrations have full standing as ITU members. Consequently, Telesat must ultimately rely on the administrations of Canada, the United States, Brazil, the United Kingdom and the Kingdom of Tonga to represent its interests, including submitting and coordinating the ITU satellite networks that provide frequency information within the ITU process described above.

Some of the international and domestic regulations governing NGSO satellites are undergoing revision or have yet to be established.  Both Canada and the U.S. have recently adopted new deployment milestones for NGSO systems and the ITU is expected to adopt new deployment milestones for the maintenance of international NGSO filings at the World Radio Conference in November 2019. New international milestones could limit Telesat’s ability to maintain international priority rights for its planned LEO constellation.  In addition, while the international rules governing coordination between Ka-band NGSO satellite systems are established and rely on international filing date priority, the US has adopted a different approach to NGSO-NGSO coordination that requires band splitting if NGSO operators are unable to reach a coordination agreement.  As a result, the amount of spectrum that may be available to Telesat’s planned LEO constellation in the U.S. is uncertain.  It is possible that other jurisdictions may adopt the U.S. approach to coordination between NGSO systems. Some of the spectrum utilized by Telesat’s planned LEO constellation is also allocated to terrestrial fixed and mobile services and geostationary satellite services.  While jurisdictions such as the U.S. have established rules for sharing the spectrum, many jurisdictions have yet to address this issue.  Telesat’s ability to use shared spectrum for its planned LEO constellation may be impacted by new rules or the absence of rules for spectrum sharing.

PATENTS AND PROPRIETARY RIGHTS

As of December 31, 2017, Telesat owned eleven issued patents, seven of which are in the United States. These patents expire between 2018 and 2030. Telesat also has several pending domestic and international patent applications.

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

RESEARCH AND DEVELOPMENT

Telesat’s research and development expenditures are incurred for the studies associated with advanced satellite system designs and experimentation and development of space, satellite and ground communications products. This includes the development of Telesat’s planned LEO constellation.

FOREIGN OPERATIONS

Telesat’s revenues from customers in Canada, the U.S. and other geographical regions, primarily Europe, Middle East and Africa and Latin America and Caribbean, for the years ended December 31, 2017, 2016 and 2015 are tabulated below:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Canada	$319,379	$322,030	$338,955
United States	238,924	241,254	254,206
Others	154,087	139,847	158,523
	$712,390	$703,131	$751,684

At December 31, 2017, 2016 and 2015, substantially all of Telesat’s long-lived assets were located outside of the United States, primarily in Canada, with the exception of in-orbit satellites. (see Item 1A – “Risk Factors – Telesat is subject to risks associated with doing business internationally.”)

EMPLOYEES

As of December 31, 2017, Loral had 21 full-time employees.

As of December 31, 2017, Telesat and its subsidiaries had approximately 386 full-time and part-time employees, approximately 3.4% of whom are subject to collective bargaining agreements. Telesat’s employee body is primarily comprised of professional engineering, sales and marketing staff, administrative staff and skilled technical workers. Telesat considers its employee relations to be good.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our web site, www.loral.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Copies of these documents also are available in print, without charge, from Loral’s Investor Relations Department, 600 Fifth Avenue, New York, NY 10020. Loral’s web site is an inactive textual reference only, meaning that the information contained on the web site is not part of this report and is not incorporated in this report by reference.

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

At December 31, 2017, Telesat had outstanding indebtedness of $2.9 billion, which matures in 2023 and 2024, and additional borrowing capacity of $200 million under its revolving facility which matures in 2021. Approximately $2.6 billion of this total borrowing capacity is secured by substantially all of the assets of Telesat. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat. Borrowings under Telesat’s senior secured credit facilities are at variable rates of interest and expose Telesat to interest rate risk. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a $4.8 million change in annual interest expense on indebtedness under the senior secured credit facilities. Telesat has entered into, and in the future it may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. Telesat may not, however, maintain interest rate swaps with respect to all or any of its variable rate indebtedness, and any swaps Telesat enters into may not fully mitigate its interest rate risk, may prove disadvantageous or may create additional risks.

As of December 31, 2017, all of Telesat’s outstanding debt was denominated in U.S. dollars. Changes in exchange rates impact the amount that Telesat pays in interest and may significantly increase the amount that Telesat is required to pay in Canadian dollar terms to redeem the indebtedness either at maturity, or earlier if redemption rights are exercised or other events occur which require Telesat to offer to purchase the indebtedness prior to maturity, and to repay funds drawn under its U.S. dollar denominated facility. Unfavorable exchange rate changes could affect Telesat’s ability to repay or refinance this debt.

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

If Telesat is unable to repay or refinance its secured indebtedness when due (whether at the maturity date or upon acceleration as a result of a default), the lenders will have the right to proceed against the collateral granted to them to secure such indebtedness, which consists of substantially all of the assets of Telesat and its subsidiaries. Telesat’s ability to make payments on, or repay or refinance, its debt, will depend largely upon its future operating performance and market conditions. Disruptions in the financial markets could make it more difficult to renew or extend Telesat’s facilities at current commitment levels on similar terms or at all. In the event that Telesat is not able to service or refinance its indebtedness, there would be a material adverse effect on the fair value of our equity investment in Telesat.

Telesat’s financial results and our U.S. dollar reporting of Telesat’s financial results will be affected by volatility in the Canadian/U.S. dollar exchange rate.

Portions of Telesat’s revenue and expenses and all of its debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate may have a negative impact on Telesat’s financial results and affect the ability of Telesat to repay or refinance its borrowings. Telesat’s main currency exposures as of December 31, 2017 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness, with the most significant impact being on the U.S. dollar denominated indebtedness. In addition, approximately 52% of Telesat’s revenues, 42% of its operating expenses, 100% of its interest expense and a majority of its capital expenditures for 2017 were denominated in U.S. dollars. As of December 31, 2017, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $129 million. This analysis assumes all other variables remain constant.

Loral reports its investment in Telesat using the equity method of accounting. Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how Telesat’s financial results are reported in our consolidated financial statements. During 2017, the exchange rate moved from U.S. $1.00/CAD 1.3441 at December 31, 2016 to U.S. $1.00/CAD 1.2571 at December 31, 2017.

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

XTAR has not been successful in leasing a significant portion of its available capacity, and, in fact, in recent years revenues have been declining. For example, XTAR’s revenues declined by approximately 10% from 2016 to 2017 and 28% from 2015 to 2016. As a result, XTAR has deferred certain payments owed to us, Hisdesat and Telesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite (the “Spainsat Lease Agreement”). These lease obligations require payment by XTAR up to a maximum of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. In September 2016, XTAR and Hisdesat amended the Spainsat Lease Agreement to, among other things, reduce for 2016 and 2017 the minimum capacity required to be leased by XTAR, and accordingly lease payments by XTAR for 2016 and 2017 were reduced from $26 million to $18.2 million. The 2016 reduction was retroactive to January 1, 2016. In January 2017, XTAR and Hisdesat amended the Spainsat Lease Agreement to, among other things, reduce the minimum capacity required to be leased by XTAR for 2017, and accordingly lease payments by XTAR for 2017 were reduced to $9.5 million. In January 2018, XTAR and Hisdesat again amended the Spainsat Lease Agreement to, among other things, reduce the minimum capacity required to be leased by XTAR for 2018, and accordingly lease payments by XTAR for 2018 were reduced from $26 million to $10.0 million. In addition, XTAR has entered into an agreement with Hisdesat whereby the past due balance on the Spainsat transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, became payable to Hisdesat over 12 years through annual payments of $5 million. As of December 31, 2017 and 2016, XTAR has deferred payment of liabilities of $32.7 million and $28.8 million, respectively, for its lease obligation and Catch-Up Payments to Hisdesat. XTAR’s lease and other obligations to Hisdesat, which will aggregate in excess of $70 million over the remaining life of the satellite as of December 31, 2017, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these obligations, as well as payments of other amounts owed to us, Hisdesat and Telesat in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these obligations will continue to accrue and grow, and, absent agreement to further defer all or some these obligations, XTAR may be unable to pay them when due, which ultimately could result in a restructuring of XTAR. As of December 31, 2017, $6.8 million was due to Loral from XTAR and we had an allowance of $6.6 million against these receivables.

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

As part of our business strategy, we or Telesat may engage in discussions with third parties regarding, or enter into agreements relating to, acquisitions, dispositions, restructuring efforts or other strategic transactions in order to manage our or Telesat’s product and technology portfolios or further our strategic objectives. In order to pursue this strategy successfully, we or Telesat must identify suitable acquisition or alliance candidates and complete these transactions, some of which may be large and complex. Any of these activities may result in disruptions to our or Telesat’s business and may not produce the full efficiency and cost reduction benefits anticipated.

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

Because we do not control Telesat, we do not have the same control and certification processes with respect to the information contained in this report on Telesat that we would have if we controlled Telesat. We are also not involved in managing Telesat’s day-to-day operations. Accordingly, the Telesat information contained in this report other than the information included in the audited financial statements is based solely on information provided to us by Telesat and has not been separately verified by us.

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

Changes in consumer demand for traditional television services and expansion of terrestrial networks have adversely impacted the growth in subscribers to DTH television services in North America which may adversely impact Telesat’s future revenues.

A substantial amount of Telesat’s revenue is earned from customers who use Telesat’s services to provide DTH television services to the public in North America. For various reasons, the number of DTH subscribers to whom Telesat’s customers provide services has been decreasing. In many regions of the world, including North America, the terrestrial networks with which Telesat competes continue to expand. Terrestrial networks have advantages over traditional DTH services for the delivery of two-way services, such as on demand video services. Moreover, one of Telesat’s largest DTH customers also has a substantial fiber terrestrial broadcast distribution network that it is continuing to expand, which has led to certain of its own DTH customers migrating to its terrestrial network. The migration of DTH customers to terrestrial networks in order to access improved two-way services or for other reasons could decrease the demand for Telesat’s services, adversely impacting its revenue and financial performance.

The growth of “over the top” (“OTT”) video distribution (e.g., Netflix) may also have an adverse impact on Telesat’s business. OTT distribution is an on-demand (i.e. non-linear) platform that provides delivery of broadcasting services to consumers through an internet service provider that may not be involved in the control or distribution of the content itself. The growth of OTT distribution may have a negative impact on the demand for the services of some of Telesat’s large DTH customers which could result in lower demand for its satellite capacity.

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

The availability of satellite capacity has fluctuated over time, characterized by periods of undersupply of capacity, followed by periods of substantial new satellite construction which is, in turn, followed by an oversupply of available capacity. The industry appears to be currently experiencing a period of oversupply. Given the number of new satellites launched over the past year and the number presently under construction, many of which contain high throughput payloads, unless Telesat experiences a corresponding increase in demand, the next several years are likely to continue to be characterized by an oversupply of capacity. In addition, changes in technology could introduce a substantial amount of new capacity into the market, further exacerbating the oversupply problem. An oversupply of capacity may lead to a decrease in rates charged for satellite services which could adversely affect Telesat’s results.

Developments that Telesat expects to support the growth in demand for satellite services, such as continued growth in corporate data and internet traffic, may fail to materialize or may not occur in the manner or to the extent Telesat anticipates.

Telesat is subject to significant and intensifying competition within the satellite industry and from other providers of communications capacity. Telesat’s failure to compete effectively would result in a loss of revenues and a decline in profitability, which would adversely affect Telesat’s results of operations, business prospects and financial condition.

Telesat provides point-to-point and point-to-multipoint services for voice, data and video communications and for high-speed internet access. Telesat competes against global competitors who are substantially larger than Telesat in terms of both the number of satellites they have in orbit as well as in terms of their revenues. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, may (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure and may be able to offer expansion capacity for future requirements. Telesat also competes against regional satellite operators who may enjoy competitive advantages in their local markets. As a result of the availability of export credit agency financing for projects that would not otherwise obtain financing from commercial lenders, new entrants, including governments that have traditionally purchased satellite capacity from established satellite operators, are acquiring their own satellites, which increases the amount of available satellite capacity in the marketplace and decreases the demand for Telesat’s services.

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

The implementation of new technologies that can provide increased capacity to end users at lower cost may reduce demand for Telesat’s services. The introduction of first generation high throughput satellites (“HTS”), such as ViaSat-1, Jupiter 1 and Intelsat’s “Epic” line of HTS, all of which are able to transmit substantially more data than preexisting satellites, may decrease demand and/or prices for traditional satellite capacity. Many of the new and replacement satellites to be deployed in the near term will be HTS or include high throughput payloads. In addition, second generation HTS systems recently launched and in development purport to be capable of throughput that substantially exceeds the throughput of first generation HTS. While Telesat owns the high throughput Canadian payload on ViaSat-1 and has incorporated high throughput payloads on its Telstar 12 VANTAGE satellite and the Telstar 18 VANTAGE and Telstar 19 VANTAGE satellites currently under construction, the introduction of more, and more capable, HTS by other operators into the markets in which Telesat participates could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

A number of NGSO satellite projects are in development which, if implemented successfully, could have significant advantages over geostationary satellite systems, in particular for latency sensitive applications. These projects have the potential to substantially increase the amount of available capacity in the marketplace, decreasing demand for geostationary satellite services. In addition to new satellite technologies, new projects which could compete with traditional satellite services have recently been announced, including for the provision of telecommunications services using balloons or drones.

Improvements in existing technologies could also adversely impact the demand for satellite services. For example, improvements in signal compression could allow Telesat’s customers to transmit the same amount of data using a reduced amount of capacity, which could decrease demand for Telesat’s services.

There are numerous risks and uncertainties associated with Telesat’s planned LEO constellation, and Telesat may ultimately choose not to proceed with the project, it may proceed with the project and the project may not be successful or, irrespective of the foregoing, Telesat’s pursuit of a LEO constellation may negatively impact its existing business, all of which could have a material adverse effect on Telesat’s operations, business prospects, financial condition and its ability to repay its debt.

Telesat is currently developing an advanced, global LEO constellation consisting of over one hundred, and potentially several hundred, satellites in non-geostationary orbit. There are numerous risks and uncertainties associated with NGSO constellations generally and with Telesat’s LEO constellation specifically.

NGSO constellations are complex. In order to operate successfully, all components of the system, both on the ground and in space, must be integrated seamlessly and efficiently. Unlike most traditional geostationary satellites currently in use which rely on legacy, space-tested hardware and established ground equipment infrastructures, much of the technology necessary for the successful operation of a LEO constellation, in particular the Telesat LEO constellation, is still in development.  Telesat’s LEO constellation design incorporates leading-edge satellite technologies, including on-board data processing, multi-beam phased array antennas, and optical inter-satellite links, that have not been fully developed for space application at the scale, levels of performance and price points that Telesat requires. In addition, in order to provide a competitive service in certain of the customer segments Telesat plans to serve, Telesat requires advances in ground terminal design and manufacture, particularly electronic flat panel antennas capable of acquiring and tracking LEO satellites. If Telesat’s LEO constellation does not deliver a high quality of service at prices that are competitive relative to other satellite providers and alternative products, Telesat may not be able to acquire customers and establish a successful business. It is possible that despite Telesat’s concerted effort to do so, Telesat may not be able to sufficiently overcome the technological hurdles required to complete its planned LEO constellation or Telesat may implement its LEO constellation and, due to technological issues that Telesat did not foresee or which Telesat did not effectively address, Telesat’s LEO constellation may not operate as planned.

In order to operate Telesat’s LEO constellation efficiently and in a commercially viable manner, Telesat will require access to a sufficient amount of spectrum. Telesat currently holds an authorization from Canada for an NGSO network in Ka-band which has global ITU priority. However, the regulatory framework relating to NGSO spectrum rights remains uncertain. Some of the international and domestic regulations governing NGSO satellites are undergoing revision or have yet to be established. Both Canada and the U.S. have recently adopted new deployment milestones for NGSO systems and the ITU is expected to adopt new deployment milestones for the bringing-into use and maintenance of international NGSO filings at the World Radio Conference in November 2019. New milestones could adversely impact Telesat’s ability to maintain priority rights for its planned LEO constellation.  Irrespective of any change in regulations, under current ITU rules, Telesat must successfully bring into use its Ka-band rights by placing a satellite in its low earth orbit by the current deadline, failing which, Telesat may lose its ITU priority which could impair or preclude the deployment of its LEO constellation. In addition, while the international rules governing coordination between NGSO satellite systems are well established and rely on international filing date priority, the U.S. has adopted a different approach to NGSO-NGSO coordination that requires band splitting if NGSO operators are unable to reach a coordination agreement.  As a result, the amount of spectrum that may be available to Telesat for its LEO constellation in the U.S. is uncertain.  It is possible that other jurisdictions may adopt the U.S. approach. Some of the spectrum utilized by Telesat’s LEO constellation is also allocated to terrestrial fixed and mobile services and geostationary satellite services. Other portions of the spectrum Telesat plans to use are under consideration for being designed for terrestrial fixed and mobile services. While some jurisdictions have established rules for sharing the spectrum, many jurisdictions have yet to address this issue.  Telesat’s ability to use shared spectrum for its LEO constellation may be adversely impacted by new rules or the absence of rules for spectrum sharing. In addition, in order to successfully sell services on Telesat’s LEO constellation, Telesat will require market access to each country in which its customers are located. It is uncertain if Telesat will be successful in obtaining market access to all of the countries needed to make its LEO constellation commercially successful.

The implementation of Telesat’s planned LEO constellation will require a substantial outlay of capital.  Telesat may not be able to raise sufficient capital for any number of reasons. If Telesat is unable to raise sufficient capital, Telesat will not be able to build and deploy its LEO constellation. In addition, if Telesat is successful in raising sufficient capital to fund the LEO constellation and the constellation does not operate as expected or is otherwise commercially unsuccessful, Telesat may not be able to repay all or a substantial part of its debt.

Although Telesat believes there is a significant market for its LEO constellation, Telesat may not be able to attract enough customers to make the project successful and earn a sufficient return on its investment, which could have a material adverse effect on Telesat’s business prospects and financial condition and its ability to pay its debt.

The development and deployment of Telesat’s LEO constellation may place a significant burden on its management and other internal resources. The diversion of management’s attention and internal resources to Telesat’s LEO constellation and away from its existing operations could harm Telesat’s business and operating results.

If successfully implemented, Telesat’s LEO constellation may decrease demand for its other satellite services.

The actual orbital maneuver lives of Telesat’s satellites may be shorter than Telesat anticipates and Telesat may be required to reduce available capacity on its satellites prior to the end of their orbital maneuver lives.

Telesat anticipates that its satellites will have the end-of-orbital maneuver life dates described above in Item1-Business. For all but one of Telesat’s satellites, the expected end-of-orbital maneuver life date goes beyond the manufacturer’s end-of-service life date. A number of factors will affect the actual commercial service lives of Telesat’s satellites, including: the amount of propellant used in maintaining the satellite’s orbital location or relocating the satellite to a new orbital location (and, for newly-launched satellites, the amount of propellant used during orbit raising following launch); the durability and quality of their construction; the performance of their components; conditions in space such as solar flares and space debris; operational considerations, including operational failures and other anomalies; and changes in technology which may make all or a portion of Telesat’s satellite fleet obsolete.

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

Telesat’s current satellite insurance does not protect it against all satellite-related losses that it may experience, and it does not have in-orbit insurance coverage for all of the satellites in its fleet. As of December 31, 2017, the total net book value of Telesat’s six in-orbit satellites for which it does not have insurance (Nimiq 1, Nimiq 2, Anik F1, Telstar 12, Telstar 18 and ViaSat-1) was approximately CAD 35 million. Telesat’s insurance does not protect it against business interruption, loss of revenues or delay of revenues. In addition, Telesat does not insure the net book value of performance incentives that may be payable to a satellite’s manufacturer as these are payable only to the extent that the satellite operates in accordance with contracted technical specifications. Telesat’s existing launch and in-orbit insurance policies include, and any future policies that Telesat obtains can be expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage or losses arising from acts of war, anti-satellite devices, electromagnetic or radio frequency interference and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for satellite health-related problems affecting Telesat’s satellites that are known at the time the policy is written or renewed. Any claims under existing policies are subject to settlement with the insurers and may, in some instances, be payable to Telesat’s customers.

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

For the year ended December 31, 2017, Telesat’s top five customers together accounted for approximately 55% of its revenues. At December 31, 2017, Telesat’s top five backlog customers together accounted for approximately 87% of its backlog. If any of Telesat’s major customers chooses not to renew its contract or contracts at the expiration of the existing terms or seeks to negotiate concessions, particularly on price, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services or becoming unable to pay for services they had contracted to buy. In addition, some of Telesat’s customers’ industries are undergoing significant consolidation, and Telesat’s customers may be acquired by each other or other companies, including by Telesat’s competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and Telesat’s customers may in the future default, on their obligations to Telesat due to bankruptcy, lack of liquidity, operational failure or other reasons. Such defaults could adversely affect Telesat’s revenues, operating margins and cash flows. If Telesat’s contracted revenue backlog is reduced due to the financial difficulties of its customers, Telesat’s revenues, operating margins and cash flows would be further negatively impacted.

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

In a number of countries, including Canada and the United States, regulators are considering and may adopt new spectrum allocations for terrestrial mobile broadband and 5G, including in bands that are currently allocated to satellite services. New spectrum allocations may require satellite operators to vacate or share spectrum and may limit the spectrum that is available for satellite services, which could adversely impact Telesat’s business.

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

The ITU establishes the Radio Regulations, an international treaty which contains the rules concerning frequency allocations and the priority to, coordination of, and use of, radio frequency assignments. The ITU Radio Regulations define the allocation of radio frequencies to specific uses. The ITU Radio Regulations are periodically reviewed and revised at World Radiocommunication Conferences (each, a “WRC”), which take place typically every three to four years. Terrestrial operators are increasingly seeking additional radio frequency assignments, including frequencies currently designated for exclusive or shared use by satellite systems, to support the increasing demand for terrestrial services. The ITU is currently reviewing and may adopt at the WRC in November 2019 new international spectrum allocations for terrestrial mobile and other services. As a result, Telesat cannot guarantee that the ITU will not change its allocation decisions and rules in the future in a way that could limit or preclude Telesat’s use of some or all of its existing or future orbital locations or spectrum.

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

Telesat’s in-orbit satellites do not currently occupy all of the geostationary locations for which it has obtained regulatory authorizations. In some cases, the Telesat satellite that occupies a geostationary location is not designed to use all of the frequency spectrum for which Telesat has been authorized. Similarly, Telesat has been granted regulatory authorizations for certain spectrum in NGSO that are not yet occupied.

In accordance with the ITU Radio Regulations, governments have rights to use certain geostationary locations and NGSO orbits and the associated radio frequencies. Certain of these governments have in turn authorized Telesat to use geostationary locations, NGSO orbits and associated radio frequencies in addition to those used by its current satellites. Under the ITU Radio Regulations, Telesat must bring into use these orbital locations, orbits and frequency assignments within a fixed period of time, or the governments in question would lose their international priority rights and the geostationary location or NGSO orbits, and associated frequencies likely would become available for use by another satellite operator. In addition to ITU requirements, the governments that have authorized Telesat to use these orbital resources have generally conditioned such use on Telesat meeting certain milestones, including making use of the orbital spectrum by a specified time.

If Telesat is unable to place satellites into currently unused geostationary locations or NGSO orbits in a manner that satisfies the ITU Radio Regulations and national regulatory requirements, or if the ITU or national regulatory requirements were to change, or if Telesat is unable to maintain satellites or make use of all of the spectrum for which it has been authorized at the geostationary locations that it currently uses, Telesat may lose its rights to use these orbital resources and they would become available for other satellite operators to use. The loss of one or more of Telesat’s orbital resources could negatively affect its plans and its ability to implement its business strategy.

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

Telesat’s dependence on outside contractors could result in delays related to the design, manufacture and launch of its new satellites, or could limit its ability to sell its services to the U.S. Department of Defense, which could adversely affect Telesat’s operating results and prospects.

Any delays in the design, construction or launch of Telesat’s satellites could have a material adverse effect on its business, financial condition and results of operations. There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality Telesat requires, including Airbus Defense and Space, Thales Alenia Space, Boeing, Lockheed Martin, MELCO, Orbital and SSL. There are also a limited number of suppliers able to launch such satellites, including International Launch Services, Arianespace, Mitsubishi Heavy Industries, Space Exploration Technologies Corp. (“SpaceX”) and Lockheed Martin. Should any of Telesat’s suppliers’ businesses fail, it would reduce competition and could increase the cost of satellites and launch services. Adverse events with respect to any of Telesat’s manufacturers or launch suppliers could also result in the delay of the design, construction or launch of its satellites. For example, many of Telesat’s past launches were provided by International Launch Services, an entity owned by the Russian government. In response to the ongoing situation involving the Russian Federation in the Ukraine, various governments have implemented economic and other sanctions against Russia and its interests. U.S. law requires satellite manufacturers to obtain a license from the U.S. government for the export of certain prescribed U.S. technologies, if the export of the technology is to a Russian counterparty. Virtually all satellites manufactured outside of China contain prescribed U.S. technology. Should the U.S. implement sanctions having the effect of blocking the export of satellites containing prescribed U.S. technologies to Russian-controlled launch providers, it would lead to a reduction in launch alternatives and, as a result, could lead to increased launch costs or delays in the future, which could have an adverse impact on Telesat’s business. In addition, in December 2017, the U.S. government adopted new legislation that prohibits the U.S. Secretary of Defense from procuring satellite services using satellites that were launched on a Russian launch vehicle.

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

Telesat’s future reported net income and asset values could be adversely affected by impairments of the value of goodwill and intangible assets.

The assets on Telesat’s consolidated balance sheet as of December 31, 2017 include goodwill with a carrying value of approximately CAD 2.4 billion and other intangible assets with a carrying value of approximately CAD 295 million. A valuation of goodwill and other intangible assets (such as orbital locations) with indefinite useful lives is undertaken on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount is likely to exceed their recoverable amount. Telesat measures for impairment using a projected discounted cash flow method and confirms the assessment using other valuation methods. If the asset’s carrying value is more than its recoverable amount, the difference is recorded as a reduction in the amount of the asset on the balance sheet and an impairment charge in the consolidated statement of income (loss). Testing for impairment requires significant judgment by management to determine the assumptions used in the impairment analysis. Any changes in the assumptions used could have a material impact on the impairment analysis and result in an impairment charge. Telesat cannot predict whether an event that triggers impairment will occur, when it will occur or how it will affect the reported asset values. If Telesat’s goodwill or other intangible assets are deemed to be impaired in whole or in part, it could be required to reduce or write off such assets, which could have a material adverse effect on its financial condition.

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

We received a cash distribution from Telesat of $242.7 million; we intend to make a cash distribution to our stockholders from the proceeds of that distribution; there can be no assurance, however, as to the amount and timing of any such distribution, and such distribution may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution to our stockholders. There can be no assurance as to the amount and timing of any such distribution, and such distribution may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

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

Loral and Telesat rely on a number of key employees, including members of management and certain other employees possessing unique experience in technical and commercial aspects of the satellite services business. If Loral or Telesat are unable to retain these employees, it could be difficult to replace them. In addition, the business of Telesat, with its constant technological developments, must continue to attract highly qualified and technically skilled employees. In the future, the inability to retain or replace these key employees, or the inability to attract new highly qualified employees, could have a material adverse effect on the results of operations, business prospects and financial condition of Loral or Telesat.

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

As of December 31, 2017, various funds affiliated with MHR and Dr. Rachesky held approximately 39.9% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 58.4% of the outstanding common equity of Loral as of December 31, 2017. As of March 9, 2018, representatives of MHR occupy two of the seven seats on our board of directors. One seat on our board, previously occupied by a former managing principal of MHR, is currently vacant. In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Rachesky, of our voting stock falls below certain levels other than in certain specific circumstances or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period without the approval of the incumbent directors, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

There is a thin trading market for our voting common stock.

Trading activity in our voting common stock, which is listed on the NASDAQ National Market, has generally been light, averaging approximately 45,100 shares per day for the year ended December 31, 2017. Moreover, over 50% of our voting common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the voting common stock and non-voting common stock they hold in Loral that effectively eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral voting common stock and non-voting common stock that would also, if exercised, effectively eliminate such restrictions.

The market for our voting common stock could be adversely affected by future issuance of significant amounts of our voting common stock.

As of December 31, 2017, 21,427,078 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were also outstanding 75,262 vested restricted stock units. These restricted stock units may be settled either in cash or Loral voting common stock at the Company’s option.

Sales of significant amounts of our voting common stock to the public, or the perception that those sales could happen, could adversely affect the market for, and the trading price of, our voting common stock.

Changes in tax rates or policies or changes to our tax liabilities could affect operating results.

We are subject to U.S. federal, state and local income taxation on our worldwide income and foreign taxes on certain income from sources outside the United States. Telesat is subject to income taxes in Canada and numerous foreign jurisdictions. Significant judgment is required to determine and estimate tax liabilities, and future annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, composition of earnings in countries or states with differing tax rates, valuation and utilization of deferred tax assets and liabilities and the outcome of income tax audits in various jurisdictions around the world. Many countries have or are expected to adopt changes to tax laws as a result of the Base Erosion and Profit Shifting final proposals from the Organization for Economic Co-operation and Development with anti-avoidance initiatives. Such tax law changes increase uncertainty and may adversely affect our results of operations. Although we believe our tax estimates are reasonable, we regularly evaluate the adequacy of our provision for income taxes, and there can be no assurance that any final determination by a taxing authority will not result in additional tax liability which could have a material adverse effect on our results of operations.

The future use of tax attributes is limited.

As of December 31, 2017, we had various tax attributes including carryforwards for federal net operating losses (“NOLs”) of $139.7 million and foreign tax credits (“FTCs”) of $104.9 million and state NOLs and tax credits that are available to offset future tax liability (see Notes 2 and 7 to the Loral consolidated financial statements for a description of the accounting treatment of such tax attributes). As our emergence from bankruptcy on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these tax attributes existing at such effective date is subject to an annual limitation of approximately $32.6 million (tax effect of $6.8 million), subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests, as determined on any applicable testing date. A strategic transaction with respect to our ownership interest in Telesat could result in such an ownership change. We would be adversely affected by an additional “ownership change” if, at the time of such change, the total market value of our equity multiplied by the federal applicable long-term tax exempt rate, which at December 31, 2017 was 1.96%, was less than $32.6 million. As of December 31, 2017, the total market value of our equity ($1.4 billion) multiplied by the federal applicable long-term tax exempt rate was approximately $26.7 million.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate

We lease approximately 8,000 square feet of space for our corporate offices in New York, NY.

Satellite Services

Telesat’s primary SCC is located at its headquarters in Ottawa, Ontario. This facility operates 14 of Telesat’s 15 satellites as well as ViaSat-1 and numerous other satellites for third parties. Telesat’s Telstar 14R/Estrela do Sul 2 satellite is operated from Telesat’s SCC in Rio de Janeiro, Brazil. Telesat leases approximately 112,000 rentable square feet for its Ottawa headquarters pursuant to a lease which commenced February 1, 2009 and provides for a 15 year term (terminable by Telesat Canada at any time after 10 years upon two years notice). In January 2017, Telesat gave notice that it would be terminating its lease effective January 31, 2019. Telesat is moving its headquarters to a location in downtown Ottawa comprised of approximately 76,000 rentable square feet. The new lease commences on February 1, 2019 and expires on July 31, 2029. Telesat has two options to extend the lease for an additional five years each.

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

Item 3. Legal Proceedings

We discuss certain legal proceedings against the Company in the notes to the Loral consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 13 to the Loral consolidated financial statements for this discussion.

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

Our voting common stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral voting common stock as reported on the NASDAQ National Market from January 1, 2016 through December 31, 2017.

	High	Low
Year ended December 31, 2017
Quarter ended December 31, 2017	$51.75	$43.00
Quarter ended September 30, 2017	49.55	40.50
Quarter ended June 30, 2017	43.75	36.80
Quarter ended March 31, 2017	42.10	38.00
Year ended December 31, 2016
Quarter ended December 31, 2016	$42.20	$35.55
Quarter ended September 30, 2016	40.17	33.85
Quarter ended June 30, 2016	41.04	32.04
Quarter ended March 31, 2016	40.57	29.55

There is no established trading market for the Company’s non-voting common stock. All of the shares of non-voting common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act.

(b) Approximate Number of Holders of Common Stock

At March 9, 2018, there were 147 holders of record of our voting common stock and five holders of record of our non-voting common stock.

(c) Dividends

Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors. Loral has not paid any dividends on its common stock for the years ended December 31, 2017 and 2016. In the first quarter of 2017, we received a $242.7 million cash distribution from Telesat. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution to our stockholders. There can be no assurance as to the amount and timing of any such distribution, and such distribution may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

(d) Securities Authorized for Issuance under Equity Compensation Plans

See Note 9 to the Loral consolidated financial statements for information regarding the Company’s stock incentive plan. Compensation information required by Item 11 will be presented in the Company’s 2018 definitive proxy statement which is incorporated herein by reference or by an amendment to this Annual Report on Form 10-K.

(e) Comparison of Cumulative Total Returns

Set forth below is a graph comparing the cumulative performance of our voting common stock with the NASDAQ Composite Index and the NASDAQ Telecommunications Index from December 31, 2012 to December 31, 2017. The graph assumes that $100 was invested on December 31, 2012 in each of our voting common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.

Item 6. Selected Financial Data

The following table sets forth our selected historical financial and operating data for each of the five years in the period ended December 31, 2017.

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

LORAL SPACE & COMMUNICATIONS INC.

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of operations data:
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	$(8,770)	$(8,001)	$(10,188)	$(8,030)	$(15,530)
Income tax (provision) benefit(1)	(73,108)	(28,507)	45,476	8,105	(1,841)
(Loss) income from continuing operations before equity in net income (loss) of affiliates(2)	(81,878)	(36,508)	35,288	75	(17,371)
Equity in net income (loss) of affiliates(2)	216,347	84,078	(104,792)	(1,502)	38,827
Income (loss) from continuing operations	134,469	47,570	(69,504)	(1,427)	21,456
Loss from discontinued operations, net of tax(3)	(5)	(370)	(778)	(24,402)	(4,877)
Net income (loss)	134,464	47,200	(70,282)	(25,829)	16,579
Income (loss) per share:
Basic income (loss) per share
Continuing operations	$4.35	$1.54	$(2.25)	$(0.05)	$0.70
Discontinued operations	—	(0.01)	(0.03)	(0.79)	(0.16)
	$4.35	$1.53	$(2.28)	$(0.84)	$0.54
Diluted income (loss) per share
Continuing operations	$4.30	$1.50	$(2.25)	$(0.05)	$0.67
Discontinued operations	—	(0.01)	(0.03)	(0.79)	(0.16)
	$4.30	$1.49	$(2.28)	$(0.84)	$0.51

	December 31,
	2017	2016	2015	2014	2013
Balance sheet data:
Cash and cash equivalents	$255,139	$37,458	$58,853	$51,433	$5,926
Total assets	374,711	264,231	214,618	304,626	327,740
Non-current liabilities	80,261	87,692	91,697	113,262	110,120
Total liabilities	84,113	93,820	106,128	128,986	119,830
Loral shareholders’ equity	290,598	170,411	108,490	175,640	207,910

(1)	The income tax (provision) benefit for each period included the impact of equity in net income (loss) of affiliates reflected below.

(2)	Our principal affiliate is Telesat. Loral also has investments in XTAR and joint ventures providing Globalstar service, which are accounted for under the equity method and have no carrying value as of December 31, 2017 and 2016.

(3)	Loss from discontinued operations resulted from the sale of our wholly-owned subsidiary, SSL, to MDA, in 2012 (see Notes 1 and 13 to the Loral consolidated financial statements). In 2014, the loss from discontinued operations primarily comprises an increase to our indemnification liability related to the sale of SSL pursuant to the ViaSat Suit Settlement Agreement and Allocation Agreement.

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

Overview

Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat, a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations.

Loral holds a 62.7% economic interest and a 32.7% voting interest in Telesat as of December 31, 2017. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares.

At December 31, 2017, Telesat, with approximately $3.0 billion of backlog, provided satellite services to customers from its fleet of 15 in-orbit geostationary satellites. In addition, Telesat owns the Canadian Ka-band payload on the ViaSat-1 satellite and has two other geostationary satellites under construction. In January 2018, an additional satellite was launched into low earth orbit as part of Telesat’s plan to deploy an advanced, global LEO constellation that will deliver low latency fiber-like broadband to commercial and government users worldwide. Telesat also manages the operations of additional satellites for third parties.

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

Telesat’s desirable spectrum rights, commitment to providing the highest level of customer service, deep technical expertise and culture of innovation have enabled it to successfully develop its business to date. Leveraging these strengths and building on its existing contractual revenue backlog, Telesat’s focus is on profitably growing its business by increasing the utilization of its in-orbit satellites and, in a disciplined manner, deploying expansion satellite capacity where strong market demand is anticipated. Telesat currently has two geostationary satellites, Telstar 18 VANTAGE and Telstar 19 VANTAGE, under construction.

Telesat believes that it is well positioned to serve its customers and the markets in which it participates. Telesat actively pursues opportunities to develop new satellites, particularly in conjunction with current or prospective customers who will commit to long-term service agreements prior to the time the satellite construction contract is signed. However, while Telesat regularly pursues these opportunities, it does not procure additional or replacement satellites until it believes there is a demonstrated need and a sound business plan for such satellite capacity.

In 2018, Telesat remains focused on increasing utilization of its existing satellites, the construction and launch of its new satellites, the development of its global LEO constellation and identifying and pursuing opportunities to invest in expansion satellite capacity, all while maintaining operating discipline.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. During 2017, approximately 52% of Telesat’s revenues, 42% of its operating expenses, 100% of its interest expense and a majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated indebtedness and cash and short-term investments. As of December 31, 2017, Telesat’s U.S. dollar denominated debt totaled $2.9 billion. As of December 31, 2017, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $129 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Following a mediation session held on December 1, 2014, Loral and MDA entered into the Allocation Agreement, pursuant to which Loral and MDA agreed that Loral was responsible for $45 million, and MDA and SSL were responsible for $55 million, of the $100 million litigation settlement with ViaSat. Culminating with the final installment payment of $2.8 million in January 2017, Loral paid a total of $46.1 million, including interest, as its share of the ViaSat settlement (see Note 13 to the financial statements).

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

As mentioned above, we have the right under the Telesat Shareholders Agreement to require Telesat to conduct an initial public offering of its equity shares, and, in July 2015, we exercised this right. Specifically, we requested that Telesat issue not more than 25 million newly issued shares of Telesat voting common stock. We also requested the termination of the Shareholders Agreement and the elimination of certain provisions in Telesat’s Articles of Incorporation, both of which we believe are important for a successful public offering. If those provisions are eliminated, an impediment to the conversion of our non-voting Telesat shares to voting shares would be eliminated. Termination or modification of the Shareholders Agreement and conversion of our non-voting shares to voting shares would enable us, after a Telesat IPO and subject to the receipt of any necessary regulatory approvals, to obtain majority voting control of Telesat. Telesat selected two co-managing underwriters and informed us that it will work to implement a Telesat IPO pending our agreement with PSP on governance matters following a Telesat IPO. To date, no such agreement has been reached. In the event a combination transaction that we are pursuing or a sale of Telesat as described above is not likely to be achievable in a timely manner or on satisfactory terms, we may further pursue our right to a Telesat IPO. There can be no assurance as to whether, when or on what terms a Telesat IPO, termination or modification of the Shareholders Agreement or any requested changes to Telesat’s Articles of Incorporation may occur or that any particular economic, tax, structural or other objectives or benefits with respect to a Telesat IPO will be achieved. If a Telesat IPO is expected to proceed under unfavorable terms or at an unfavorable price, we may withdraw our demand for a Telesat IPO.

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

2017 Compared with 2016 and 2016 Compared with 2015

The following compares our consolidated results for 2017, 2016 and 2015 as presented in our financial statements:

General and Administrative Expenses

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
General and administrative expenses	$7,935	$6,726	$6,530

General and administrative expenses increased by $1.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to a $0.8 million increase in professional fees and a $0.3 million decrease in pension charges allocated to XTAR.

General and administrative expenses increased by $0.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to $0.8 million of income earned during the year ended December 31, 2015 under the ViaSat-1 revenue share arrangement with Telesat which expired in December 2015 (see Note 14 to the financial statements) and a $0.3 million increase in professional fees, partially offset by pension charges to XTAR of $0.4 million for the year ended December 31, 2016, a $0.3 million reduction in accrued expenses and a $0.2 million reduction in consulting charges.

Interest and Investment Income

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest and investment income	$2,483	$194	$138

Interest and investment income for 2017, 2016 and 2015 consists primarily of interest on our cash balance. The increase from 2016 to 2017 was the result of interest income earned on the cash distribution of $242.7 million received from Telesat in the first quarter of 2017.

Other Expense

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Other expense	$3,291	$1,449	$3,779

Other expense for the year ended December 31, 2017 was primarily related to strategic initiatives and settlement and litigation expenses resulting from certain arbitration and legal proceedings with our former Russian joint venture partner. Other expense for the years ended December 31, 2016 and 2015 was primarily comprised of expenses related to the evaluation of strategic initiatives. See Overview – General.

Income Tax (Provision) Benefit

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income tax (provision) benefit	$(73,108)	$(28,507)	$45,476

For 2017, we recorded a current tax benefit of $7.1 million and a deferred tax provision of $80.2 million, resulting in a total tax provision of $73.1 million. For 2016, we recorded a current tax benefit of $1.0 million and a deferred tax provision of $29.5 million, resulting in a total tax provision of $28.5 million. For 2015, we recorded a current tax benefit of $5.8 million and a deferred tax benefit of $39.7 million, resulting in a total tax benefit of $45.5 million.

The deferred tax (provision) benefit for each period included the impact of equity in net income (loss) of affiliates in our consolidated statement of operations.

The Tax Cuts and Jobs Act made broad and complex changes to the U.S tax code, such as the imposition of a one-time transition tax in 2017 on certain unrepatriated earnings of controlled foreign corporations, including Telesat, and numerous changes first effective in 2018 including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) eliminating U.S federal income taxes on dividends from certain foreign investments, such as Telesat; (3) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, including Telesat; (4) limiting the use of FTCs to reduce U.S. federal tax liability; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limit on deductible interest expense; and (8) changing the rules related to the use of NOL carryforwards created in tax years beginning after December 31, 2017. We recognized the income tax effects of the Tax Cuts and Jobs Act in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implication of the Tax Cuts and Job Act (SAB 118), in our consolidated financial statements for the year ended December 31, 2017. SAB 118 provides guidance for the application of income tax accounting standards related to the Tax Cuts and Jobs Act. Based upon our analysis, as of December 31, 2017, we reduced deferred tax assets by $33.2 million related to the tax rate reduction with a corresponding increase to our deferred income tax provision and increased non-current income taxes receivable by $1.6 million related to refundable AMT credits with a corresponding reduction to deferred tax assets. The preliminary effect recorded may change in the future due to revisions in the interpretation of the Tax Cuts and Jobs Act or legislative action to clarify interpretation of the Tax Cuts and Jobs Act. The Company expects to finalize the effect of the Tax Cuts and Jobs Act with the filing of its 2017 tax return and record in the fourth quarter of 2018 any difference between the final effect and the provisional effect recorded.

The current tax provision for the year ended December 31, 2017 included our anticipated income tax liability related to the cash distribution received from Telesat after use of AMT credits and NOL carryforwards and FTCs from Telesat. Upon receiving the cash distribution from Telesat in the first quarter of 2017, we recorded a current tax liability of $53.0 million. During 2017, we made tax payments of $12.5 million, primarily with respect to the distribution, and commenced a tax study to determine the allowable amount of FTCs that could be utilized to minimize our cash tax liability. After completing our analysis in the fourth quarter of 2017, we reduced our current tax liability to approximately $2.0 million and established a deferred tax asset of $104.9 million for the carryforward of unused FTCs. Since, at the current time, sufficient positive evidence does not exist to support full recovery of the FTC carryforward, we recorded a full valuation allowance against this deferred tax asset during the year ended December 31, 2017. As of December 31, 2017, we had no income taxes payable and a current income tax receivable of $11.1 million, primarily related to recovery of tax payments previously made on the cash distribution.

For each period presented, the statute of limitations for the assessment of additional tax expired with regard to several of our federal and state uncertain tax positions (“UTPs”) and certain other UTPs were settled. As a result, the reduction to our liability for UTPs provided a current tax benefit including the reversal of previously recognized interest and penalties, partially offset by an additional provision for the potential payment of interest on our remaining UTPs.

Subsequent to the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net Income (Loss) of Affiliates

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Telesat	$216,347	$84,078	$(74,329)
XTAR	—	—	(30,463)
	$216,347	$84,078	$(104,792)

The following is a reconciliation of the changes in our investment in Telesat for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
	(In thousands)
Opening Balance, January 1,		$107,950		$—
Less: Cash distribution received		(242,735)		—
Components of equity in net income of Telesat:
Equity in net income of Telesat	$212,001		$140,604
Eliminations of affiliate transactions and related amortization	4,346		1,398
Recognition of equity loss suspended as of prior year-end	—	216,347	(57,924)	84,078
Components of equity in other comprehensive income of Telesat:
Equity in other comprehensive (loss) income of Telesat	(28,132)		3,045
Recognition of equity in other comprehensive income suspended as of prior year-end	—	(28,132)	20,827	23,872
Ending balance, December 31,		$53,430		$107,950

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

Summary financial information for Telesat in accordance with U.S. GAAP in Canadian dollars and U.S. dollars for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 follows (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(In Canadian dollars)			(In U.S. dollars)
Statement of Operations Data:
Revenues	927,771	931,101	954,157	712,390	703,131	751,684
Operating expenses	(196,486)	(184,254)	(178,607)	(150,872)	(139,141)	(140,706)
Depreciation, amortization and stock-based compensation	(252,917)	(259,258)	(242,430)	(194,203)	(195,781)	(190,985)
Insurance proceeds	6,171	—	—	4,739	—	—
Loss on disposition of long lived assets	(269)	(2,565)	(30)	(207)	(1,937)	(24)
Operating income	484,270	485,024	533,090	371,847	366,272	419,969
Interest expense	(197,340)	(192,393)	(176,165)	(151,528)	(145,288)	(138,783)
Loss on refinancing	—	(16,216)	—	—	(12,246)	—
Foreign exchange gain (loss)	225,868	90,999	(541,991)	173,433	68,719	(426,980)
(Loss) gain on financial instruments	(4,579)	1,290	9,914	(3,516)	974	7,810
Other income	3,004	6,078	4,661	2,307	4,590	3,672
Income tax provision	(70,879)	(77,827)	(94,499)	(54,424)	(58,772)	(74,447)
Net income (loss)	440,344	296,955	(264,990)	338,119	224,249	(208,759)
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.3036	1.3253	1.2714

	As of December 31,		As of December 31,
	2017	2016	2017	2016
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	559,540	911,785	445,104	678,361
Total assets	5,132,075	5,637,164	4,082,472	4,194,006
Current liabilities	158,520	207,226	126,100	154,173
Long-term debt, including current portion	3,557,481	3,868,252	2,829,911	2,877,950
Total liabilities	4,448,443	4,834,804	3,538,656	3,597,056
Shareholders’ equity	683,632	802,360	543,816	596,950
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.2571	1.3441

Telesat’s revenue increased by $9 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due primarily to an increase in short-term services provided to other satellite operators, higher enterprise services revenue from mobility sector customers and the favorable impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, partially offset by the end of service or service reductions for certain North American broadcast services customers and certain enterprise services customers and lower equipment sales. Telesat’s revenue excluding foreign exchange impact would have increased by $4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Telesat’s revenue decreased by $49 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to the unfavorable impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, lower enterprise revenue from customers in the energy and resource sector, the reduction in broadcast services for an international customer, lower equipment sales, a reduction in revenue from Canadian spectrum license fees and lower consulting activities, partially offset by higher revenue from certain government services. Telesat’s revenue excluding foreign exchange impact would have decreased by $34 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Telesat’s operating expenses increased by $11 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to the special payment made to stock option holders in the first quarter of 2017 in connection with the cash distribution made to Telesat’s shareholders, higher professional fees, higher performance-based compensation and the unfavorable impact of the change in in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, partially offset by lower expense on development of LEO satellites, lower share based compensation and lower cost of sales from lower third-party satellite capacity expenses. Telesat’s operating expenses excluding foreign exchange impact increased by $10 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Telesat’s operating expenses decreased by $2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to lower third party satellite capacity expenses, lower in-orbit insurance expenses, lower Canadian spectrum license fees, lower equipment sales and the favorable impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, partially offset by an $11.9 million expense related to development of LEO satellites in 2016 and increased performance-based compensation and certain employee benefits expenses. Telesat’s operating expenses excluding foreign exchange impact would have increased by $2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Telesat’s loss on refinancing of $12.2 million for the year ended December 31, 2016 primarily represents the write-off of deferred financing costs, interest rate floors, prepayment option and premiums on Telesat’s former senior secured credit facilities and 6.0% senior notes as a result of the refinancing in November 2016.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2017, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2017, Telesat’s U.S. dollar denominated debt totaled $2.9 billion. As of December 31, 2017, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $129 million. This analysis assumes all other variables, in particular interest rates, remain constant.

The equity losses in XTAR, our 56% owned joint venture, during 2015 represent our share of XTAR losses incurred in connection with its operations and other-than-temporary impairment of our investment in XTAR due to a decline in its fair value.

As of December 31, 2017 and 2016, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero as of December 31, 2015 and we have no commitment to provide further financial support. For the year ended December 31, 2015, we recorded other-than-temporary, non-cash, impairment charges of $21.2 million related to our investment in XTAR primarily as a result of an increase in the discount rate used to value our investment in XTAR and reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows.

Loss from Discontinued Operations, net of tax

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Loss from discontinued operations, net of tax	$(5)	$(370)	$(778)

Adjustments to amounts previously reported in discontinued operations and interest expense that is directly related to the Sale are classified as discontinued operations for the years ended December 31, 2017, 2016 and 2015. Loss from discontinued operations in 2016 and 2015 primarily comprises interest expense of $0.6 million and $1.4 million, respectively, on the ViaSat Settlement Agreement and the Allocation Agreement, net of an income tax benefit of $0.2 million and $0.5 million, respectively.

Backlog

Telesat’s backlog as of December 31, 2017 and 2016 was $3.0 billion and $3.2 billion, respectively. It is expected that approximately 18.8% of satellite services backlog will be recognized as revenue by Telesat during 2018. As of December 31, 2017, Telesat had received approximately $310 million of customer prepayments.

Critical Accounting Matters

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income (loss) reported for the period. Actual results could differ from estimates. We believe the following critical accounting matters contain the more significant judgments and estimates used in the preparation of our financial statements.

Evaluation of Investments in Affiliates for Impairment

The carrying value of our investments in affiliates is reviewed for impairment in accordance with Financial Accounting Standards Board (“FASB”) Codification Topic 323 Investments – Equity Method and Joint Ventures. We monitor our equity method investments for factors indicating other-than-temporary decrease in value. An impairment charge would be recognized when the decrease in value is determined to be other-than-temporary. The fair value of each investment is determined based on the income approach by discounting our investee’s projected annual free cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. We recorded impairment charges of $21.2 million related to our investment in XTAR for the year ended December 31, 2015.

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

These provisions are applicable to all of our assets and liabilities that are measured and recorded at fair value.

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at December 31, 2017:

	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents: Money market funds	$251,742	$—	$—
Other current assets:
Indemnification - Sale of SSL	$—	$—	$2,410
Liabilities
Long term liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$293

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of December 31, 2017.

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

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. The discount rate determined on this basis for the qualified pension plan and other employee postretirement benefit costs was 3.5% and 4.0% as of December 31, 2017 and 2016, respectively.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments, fixed income investments and real assets. Both equity and fixed income investment types may include alternative investments which are permitted to be up to 20% of total plan assets. Pension plan assets are primarily managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment managers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 56.5% in liquid return-seeking investments, 29% in fixed income investments and 14.5% in alternative investments. The expected long-term rate of return on plan assets was 6.75% for 2017, 7.00% for 2016 and 7.25% for 2015. For 2018, we have updated our expected long-term rate of return to 7.25%.

Pension and other employee postretirement benefit costs included in income from continuing operations in 2018 are expected to be approximately $1.1 million, compared with $1.6 million in 2017. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased benefit costs by approximately $0.2 million and $0.2 million, respectively, in 2017.

The benefit obligations for pensions and other employee postretirement benefits exceeded the fair value of plan assets by $18.9 million at December 31, 2017. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

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

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.7% economic interest in Telesat. We also have a 56% economic interest in XTAR. The operations of Telesat and XTAR are not consolidated but are presented using the equity method of accounting. As of December 31, 2017, the value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary.

Loral has no debt. Telesat has third party debt with financial institutions. XTAR has no external debt other than to its LLC member, Hisdesat, for restructured lease payments on the Spainsat satellite. XTAR is required to make payments of $5 million per year to pay down the outstanding restructured lease balance. As of December 31, 2017 and 2016, XTAR had deferred payment of liabilities to Hisdesat of $32.7 million and $28.8 million, respectively, for lease payments, including the restructured lease payments. The Company has not provided a guarantee for the debt of Telesat or XTAR.

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

Cash and Available Credit

At December 31, 2017, Loral had $255.1 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of December 31, 2017 increased by $217.7 million from December 31, 2016 due primarily to a cash distribution by Telesat of $242.7 million and interest income received of $2.2 million, partially offset by net payments of $12.5 million for income taxes primarily related to the cash distribution, corporate expenses of $6.5 million, adjusted for changes in working capital and net of consulting fees from Telesat, a $2.8 million payment to ViaSat pursuant to the Settlement Agreement and Allocation Agreement, litigation expenditures of $1.1 million, postretirement benefits funding of $2.3 million and payments of $2.0 million related to strategic initiatives. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used in Operating Activities,” “Net Cash Provided by (Used in) Investing Activities,” and “Net Cash (Used in) Provided by Financing Activities.”

The Company did not have a credit facility as of December 31, 2017 and 2016.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures during 2018. We expect that our major cash outlays during 2018 will include income tax payments, payments under employee benefit programs and general corporate expenses net of consulting fees from Telesat.

In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution to our stockholders. There can be no assurance as to the amount and timing of any such distribution, and such distribution may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

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

Telesat

Cash and Available Credit

As of December 31, 2017, Telesat had CAD 479 million of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of December 31, 2017, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

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

Debt

Telesat’s debt as of December 31, 2017 and 2016 was as follows:

			December 31,
	Maturity	Currency	2017	2016
			(in thousands)
Senior secured credit facilities:
Revolving credit facility	November 2021	USD or CAD equivalent	—	—
Term Loan B - U.S. facility	November 2023	USD	$2,399,686	$2,423,925
8.875% Senior notes	November 2024	USD	500,000	500,000
			2,899,686	2,923,925
Less: Deferred financing costs, interest rate floors and prepayment options			(80,994)	(58,336)
Total debt under international financial reporting standards			2,818,692	2,865,589
U.S. GAAP adjustments			11,219	12,361
Total debt under U.S. GAAP			2,829,911	2,877,950
Current portion			13,551	18,182
Long term portion			$2,816,360	$2,859,768

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

Senior Secured Credit Facilities

The obligations under Telesat’s new credit agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest in the assets of Telesat and certain of its subsidiaries (the “Guarantors”). The credit agreement contains covenants that restrict the ability of Telesat and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sale-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. The credit agreement also requires Telesat and the Guarantors to comply with a maximum first lien leverage ratio and contains customary events of default and affirmative covenants, including an excess cash sweep, that may require Telesat to repay a portion of the outstanding principal under its senior secured credit facilities prior to the stated maturity.

Telesat’s senior secured credit facilities are comprised of the following facilities:

i — Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing on November 17, 2021. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 1.5% to 2.00% is applied to the Prime Rate and ABR as these interest rates are defined in the senior credit facilities. For Bankers Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 2.50% to 3.00% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. Telesat’s Revolving Facility currently has an unused commitment fee of 40 basis points. As at December 31, 2017, other than approximately CAD 0.2 million in drawings related to letters of credit, there were no borrowings under this facility.

ii — Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (“U.S. TLB Facility”) is a $2.430 billion loan maturing on November 17, 2023. As of December 31, 2017, $2.4 billion of this facility was outstanding, which represents the full amount available following mandatory repayments. The initial terms had the outstanding borrowings under the U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the senior secured credit facilities, but not less than 0.75%, plus an initial applicable margin of 3.00%; or (ii) Alternative Base Rate as determined in accordance with the terms of the senior secured credit facilities plus an applicable margin of 2.00%. On February 1, 2017, Telesat amended the Senior Secured Credit Facilities to reduce the applicable margin to 3.00% from 3.75% on the then outstanding $2.424 billion. As at February 1, 2017, the mandatory principal repayments on the U.S. TLB Facility are one quarter of 1.00% of the value of the loan at the time of the amendment, which must be paid on the last day of each quarter.

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

As of December 31, 2017, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing the senior notes.

Debt Service Cost

Telesat’s interest expense for the year ending December 31, 2017 was approximately CAD 197 million.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of December 31, 2017, Telesat had four outstanding interest rate swaps which hedge the interest rate risk on $1.8 billion of U.S. denominated Term Loan B borrowings. As of December 31, 2017, the fair value of the interest rate swaps was an asset of $13.8 million. These contracts, which mature between September 2019 and September 2022, are at fixed interest rates ranging from 1.72% to 2.04%, excluding applicable margin.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of December 31, 2017 was CAD 6.3 million.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of satellites and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 52 million as of December 31, 2017. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or funds available under the Revolving Facility.

Contractual Obligations and Other Commercial Commitments

The following table aggregates Loral’s contractual obligations and other commercial commitments as of December 31, 2017:

	Payments Due by Period (2)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Lease payments(1)	$955	$637	$318	—	—

(1)	Represents future minimum payments under operating leases.

(2)	Does not include our liabilities for UTPs of $61.2 million. Because the timing of future cash outflows associated with our liabilities for UTPs is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 8 to the financial statements). Does not include obligations for pension and other postretirement benefits, for which we expect to make employer contributions of approximately $2.4 million in 2018. We also expect to make employer contributions to our plans in future years.

Net Cash Used in Operating Activities

The following summarizes Loral’s cash used in operating activities for the three years in the period ended December 31, 2017:

Net cash used in operations was $24.7 million for the year ended December 31, 2017.

Net cash used in operating activities by continuing operations was $21.9 million for the year ended December 31, 2017, consisting primarily of a $0.6 million cash use attributable to income from continuing operations adjusted for non-cash operating items, an increase in income taxes receivable of $12.1 million, a $7.5 million decrease in long-term liabilities, primarily liabilities for UTPs, and a $1.8 million decrease in pension and other postretirement liabilities.

Net cash used by operating activities from discontinued operations was $2.8 million for the year ended December 31, 2017 representing the final payment to ViaSat pursuant to the Settlement Agreement and the Allocation Agreement.

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

Net Cash Provided by (Used in) Investing Activities

The following summarizes Loral’s cash provided by (used in) investing activities for the years ended December 31, 2017 and 2015:

Net cash provided by investing activities by continuing operations for the year ended December 31, 2017 was $242.7 million primarily representing the cash distribution received from Telesat.

Net cash provided by investing activities from discontinued operations for the year ended December 31, 2015 was $33.7 million consisting of the receipt of the final principal payment under a three-year promissory note received in connection with the Sale.

Net Cash (Used in) Provided by Financing Activities

Loral’s net cash (used in) provided by financing activities was $(0.1) million and $2.6 million for the years ended December 31, 2016 and 2015, respectively, consisting of adjustments to excess tax benefits associated with stock-based compensation.

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

Other

Loral’s operating cash flows for 2017 and 2016 included contributions of approximately $2.3 million and $2.2 million, respectively, to the qualified pension plan. Operating cash flows for 2015 included contributions of approximately $2.7 million to the qualified pension plan and payments of approximately $1.0 million to participants related to the reduction of retiree medical benefits.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Note 5 to the financial statements for further information on affiliate matters).

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item 1A — Risk Factors and also in Note 13 to our consolidated financial statements.

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

Interest

During 2017, our excess cash was invested in money market securities; we did not hold any other marketable securities.

Derivatives

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

Loral had no derivative instruments as of December 31, 2017.

Telesat

Foreign Exchange Risk

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The most significant impact of variations in the exchange rate is on Telesat’s U.S. dollar denominated debt financing, cash and short-term investments, trade and other receivables and trade and other payables. As of December 31, 2017, Telesat’s U.S. dollar denominated debt totaled $2.9 billion. Telesat is also exposed to foreign currency risk on anticipated transactions, such as the costs of satellite construction, launch and acquisition.

For the year ended December 31, 2017, approximately 52% of Telesat’s revenues, 42% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. As a result, the volatility of U.S. currency may expose Telesat to foreign exchange risks.

As of December 31, 2017, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $129 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Telesat uses the following instruments, as required:

•	forward currency contracts to hedge foreign exchange risk on anticipated cash flows, mainly related to the construction of satellites and interest payments;

•	currency derivative instruments to hedge the foreign exchange risk on its U.S. dollar denominated indebtedness; and

•	interest rate swaps to hedge the interest rate risk related to its indebtedness, a portion of which includes a variable interest rate.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our president and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of December 31, 2017, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our president and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting

In our quarterly report for the third quarter of 2017, we identified and disclosed a material weakness related to the absence of satisfactory internal controls requiring timely reporting of any allegations of fraud involving management, regardless of the source of allegation or its level of credibility, to the Company’s Audit Committee and performance of appropriate due diligence on anyone acting on behalf of the Company. As a result, management did not timely communicate to the Company’s Audit Committee the following allegation of fraud: in July 2017, a Russian attorney, who the Company believes participated in the fraud in Russia that diverted funds due to be paid to the Company in connection with its exit from its joint venture to provide Globalstar service in Russia to a shell company formed by that attorney (see Note 13 to the consolidated financial statements), alleged that an officer of the Company was also involved in the fraud in Russia. The attorney was affiliated with a Russian law firm retained by the Company’s U.S. counsel to pursue the Company’s exit from the joint venture and was not known to the Company at the time of the fraud in Russia. Prior to communicating the allegation to the Audit Committee, management, notwithstanding its view regarding the lack of credibility of the unsubstantiated allegation, retained outside counsel to examine the allegation; following such examination, outside counsel concluded that there was no evidence implicating Loral personnel. Subsequent to receiving the report from outside counsel retained by management, the Audit Committee retained its own independent counsel to perform an investigation, and the Audit Committee’s independent counsel also has determined, based on its investigation procedures, that there was no evidence implicating Loral personnel.

In the fourth quarter of 2017, we adopted and implemented remedial steps designed to address the material weakness and to ensure the fair presentation of our consolidated financial statements. These remedial steps included: 1) employee refresher training on the identification of fraud risks and fraud-related matters, with specific emphasis on the identification and reporting of alleged, suspected or actual fraud; 2) revision of our code of conduct and related controls to require timely reporting of any alleged or suspected fraud involving management regardless of the source of the allegation or its level of credibility; 3) acceleration of employee recertification of our code of conduct; 4) enhancement of the process for preparation of management certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and management representations provided to the Company’s auditors; and 5) enhancement of our internal controls to add a requirement to perform appropriate due diligence on anyone acting on behalf of the Company.

We have successfully completed the testing necessary to conclude that the previously identified material weakness has been remediated as of December 31, 2017.

Except as noted above, there has been no change in the Company’s internal control over financial reporting as of December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loral Space & Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 15, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 15, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of March 9, 2018.

Name	Age	Position

Avi Katz	59	President, General Counsel and Secretary since December 2012. Senior Vice President, General Counsel and Secretary from January 2008 to December 2012.
John Capogrossi	64	Vice President, Chief Financial Officer and Treasurer since January 2016. Vice President, Chief Financial Officer, Treasurer and Controller from March 2013 to January 2016. Vice President and Controller from January 2008 to March 2013.
Ravinder S. Girgla	54	Vice President and Controller since January 2016. Deputy Controller from February 2013 to January 2016. Assistant Controller from July 2008 to February 2013.

The remaining information required under Item 10 will be presented in the Company’s 2018 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required under Item 11 will be presented in the Company’s 2018 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12 will be presented in the Company’s 2018 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under Item 13 will be presented in the Company’s 2018 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2018 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(6)

3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(4)

3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(8)

10.1	Purchase Agreement, dated as of June 26, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(14)

10.2	Amendment No. 1 to the Purchase Agreement, dated as of October 30, 2012, by and among Loral Space & Communications Inc., Space Systems/Loral, Inc., MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(15)

10.3	Amendment No. 2 to Purchase Agreement, dated March 28, 2013, by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(19)

10.4	Shareholders Agreement, dated as of October 31, 2007, between Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Space & Communications Holdings Corporation, Loral Holdings Corporation, Loral Skynet Corporation, John P. Cashman, Colin D. Watson, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.), Telesat and MHR Fund Management LLC(2)

10.5	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat(2)

10.6	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(2)

10.7	Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(2)

10.8	Amended and Restated Registration Rights Agreement dated December 23, 2008 by and among Loral Space & Communications Inc. and the Persons Listed on the Signature Pages Thereof(4)

10.9	Letter Agreement, dated as of June 30, 2009, by and among Loral Space & Communications Inc., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners LP, MHRA LP, MHRM LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.(7)

10.10	Partnership Interest Purchase Agreement dated December 21, 2007 by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, LP, Globalstar do Brasil, SA., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. (f/k/a DaimlerChrysler do Brasil Ltda.) and Loral Space & Communications Inc.(3)

10.11	General Release dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡

10.12	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡

10.13	General Release and Separation Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(16) ‡

10.14	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(16) ‡

Exhibit
Number	Description
10.15	General Release and Separation Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(18) ‡

10.16	Consulting Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(18) ‡

10.17	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(1) ‡

10.18	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(4) ‡

10.19	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(5) ‡

10.20	Form of Director 2009 Restricted Stock Unit Agreement(9) ‡

10.21	Form of Director 2010 Restricted Stock Unit Agreement(10) ‡

10.22	Form of Director 2011 Restricted Stock Unit Agreement(13) ‡

10.23	Form of Director 2012 Restricted Stock Unit Agreement(17) ‡

10.24	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011)(12) ‡

10.25	Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(11) ‡

10.26	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(11) ‡

10.27	Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(11) ‡

10.28	Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(20) ‡

10.29	Grant Agreement, dated as of January 28, 2016, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(24) ‡

10.30	Grant Agreement, dated as of August 25, 2017, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael G. Cayouette †

10.31	Settlement Agreement, dated September 5, 2014, by and among ViaSat, Inc., Space Systems/Loral, LLC (f/k/a Space Systems/Loral, Inc.), Loral Space & Communications Inc., and (with respect to Section 4.2) MacDonald, Dettwiler and Associates Ltd.(21)

10.32	Release Agreement, dated September 5, 2014, by and among Loral Space & Communications Inc., Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd. and MDA Communications Holdings, Inc.(21)

10.33	MDA/Loral Dispute Resolution, dated December 1, 2014, by and between Loral Space & Communications Inc. and MacDonald, Dettwiler and Associates Ltd.(22)

14.1	Code of Conduct, Revised as of December 8, 2017†

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

Exhibit
Number	Description
23.2	Consent of Deloitte LLP†

31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

99.1	Certificate and Articles of Amalgamation of Telesat Canada, dated as of January 1, 2017(29)

99.2	By-Law No. 1 of Telesat Canada, dated as of January 1, 2017(29)

99.3	Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(25)

99.4	Amendment No. 1, dated as of April 2, 2013, to the Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(26)

99.5	Amendment No. 2, dated as of November 17, 2016, to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(27)

99.6	Amendment No. 3 dated December 19, 2016 to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, as further amended by Amendment No. 2 on November 17, 2016, by and among Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(28)

99.7	Amendment No. 4 dated February 1, 2017 to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, as further amended by Amendment No. 2 on November 17, 2016, and as further amended by Amendment No. 3 on December 19, 2016, by and among Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(28)

99.8	Indenture, dated November 17, 2016, with respect to Telesat Canada’s 8.875% Senior Notes due 2024, among Telesat Holdings Inc., Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto, and The Bank of New York Mellon, as Trustee(27)

99.9	First Supplemental Indenture, dated as of December 29, 2016, with respect to Telesat Canada’s 8.875% Senior Notes due 2024, among Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto and The Bank of New York Mellon, as Trustee(29)

101	Interactive Data Files†
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
Dated: March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive	March 15, 2018
Mark H. Rachesky, M.D.	Chairman of the Board

/s/ MICHAEL B. TARGOFF	Director, Vice Chairman of the Board	March 15, 2018
Michael B. Targoff

/s/ JOHN D. HARKEY, JR.	Director	March 15, 2018
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	March 15, 2018
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	March 15, 2018
John P. Stenbit

/s/ JANET T. YEUNG	Director	March 15, 2018
Janet T. Yeung

/s/ AVI KATZ	President, General Counsel & Secretary (Principal	March 15, 2018
Avi Katz	Executive Officer)

/s/ JOHN CAPOGROSSI	Vice President, Chief Financial Officer and	March 15, 2018
John Capogrossi	Treasurer (Principal Financial Officer)

/s/ RAVINDER S. GIRGLA	Vice President and Controller	March 15, 2018
Ravinder S. Girgla	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loral Space & Communications Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 15, 2018

We have served as the Company’s auditor since 1996.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$255,139	$37,458
Income taxes receivable	11,105	545
Other current assets	3,099	2,938
Total current assets	269,343	40,941
Income taxes receivable, non-current	1,550	—
Investments in affiliates	53,430	107,950
Deferred tax assets	50,016	115,285
Other assets	372	55
Total assets	$374,711	$264,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$2,573	$2,356
Other current liabilities	1,279	3,772
Total current liabilities	3,852	6,128
Pension and other postretirement liabilities	18,786	18,433
Long-term liabilities	61,475	69,259
Total liabilities	84,113	93,820
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized, 21,581,572 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(682,831)	(826,460)
Accumulated other comprehensive loss	(37,278)	(13,836)
Total shareholders' equity	290,598	170,411
Total liabilities and shareholders' equity	$374,711	$264,231

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
General and administrative expenses	$(7,935)	$(6,726)	$(6,530)
Operating loss	(7,935)	(6,726)	(6,530)
Interest and investment income	2,483	194	138
Interest expense	(27)	(20)	(17)
Other expense	(3,291)	(1,449)	(3,779)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(8,770)	(8,001)	(10,188)
Income tax (provision) benefit	(73,108)	(28,507)	45,476
(Loss) income from continuing operations before equity in net income (loss) of affiliates	(81,878)	(36,508)	35,288
Equity in net income (loss) of affiliates	216,347	84,078	(104,792)
Income (loss) from continuing operations	134,469	47,570	(69,504)
Loss from discontinued operations, net of tax	(5)	(370)	(778)
Net income (loss)	$134,464	$47,200	$(70,282)

Net income (loss) per share:

Basic
Income (loss) from continuing operations	$4.35	$1.54	$(2.25)
Loss from discontinued operations, net of tax	—	(0.01)	(0.03)
Net income (loss)	$4.35	$1.53	$(2.28)

Diluted
Income (loss) from continuing operations	$4.30	$1.50	$(2.25)
Loss from discontinued operations, net of tax	—	(0.01)	(0.03)
Net income (loss)	$4.30	$1.49	$(2.28)

Weighted average common shares outstanding:
Basic	30,933	30,933	30,928
Diluted	31,008	31,008	30,928

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$134,464	$47,200	$(70,282)
Other comprehensive (loss) income, net of tax:
Post-retirement benefits	(694)	(615)	523
Proportionate share of Telesat other comprehensive (loss) income	(18,280)	15,477	—
Other comprehensive (loss) income net of tax	(18,974)	14,862	523
Comprehensive income (loss)	$115,490	$62,062	$(69,759)

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2015	21,569	$216	9,506	$95	$1,017,520	154	$(9,592)	$(803,378)	$(29,221)	$175,640
Net loss								(70,282)
Other comprehensive income									523
Comprehensive loss										(69,759)
Settlement of restricted stock units	13	—			—					—
Adjustment to tax benefit associated with stock-based compensation					2,609					2,609
Balance, December 31, 2015	21,582	216	9,506	95	1,020,129	154	(9,592)	(873,660)	(28,698)	108,490
Net income								47,200
Other comprehensive income									14,862
Comprehensive income										62,062
Adjustment to tax benefit associated with stock-based compensation					(141)					(141)
Balance, December 31, 2016	21,582	216	9,506	95	1,019,988	154	(9,592)	(826,460)	(13,836)	170,411
Net income								134,464
Other comprehensive loss									(18,974)
Comprehensive income										115,490
Tax Cuts and Jobs Act, reclassification tax effect								4,468	(4,468)	—
Cumulative effect adjustment attributable to previously unrecognized excess tax benefits on stock-based compensation								4,697		4,697
Balance, December 31, 2017	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(682,831)	$(37,278)	$290,598

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$134,464	$47,200	$(70,282)
Loss from discontinued operations, net of tax	5	370	778
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash operating items (Note 2)	(135,087)	(53,567)	66,399
Changes in operating assets and liabilities:
Other current assets and other assets	(161)	140	25
Accrued employment costs and other current liabilities	325	(376)	(988)
Income taxes receivable	(12,110)	(187)	(834)
Pension and other postretirement liabilities	(1,787)	(1,563)	(3,504)
Long-term liabilities	(7,540)	(1,572)	(7,586)
Net cash used in operating activities – continuing operations	(21,891)	(9,555)	(15,992)
Net cash used in operating activities – discontinued operations	(2,809)	(11,694)	(12,762)
Net cash used in operating activities	(24,700)	(21,249)	(28,754)
Investing activities:
Distribution received from affiliate	242,735	—	—
Capital expenditures	(50)	(5)	(102)
Net cash provided by (used in) investing activities – continuing operations	242,685	(5)	(102)
Receipt of principal, promissory note - discontinued operations	—	—	33,667
Net cash provided by (used in) investing activities	242,685	(5)	33,565
Financing activities:
Adjustment to tax benefit associated with stock based-based compensation	—	(141)	2,609
Net cash (used in) provided by financing activities – continuing operations	—	(141)	2,609
Net cash provided by financing activities – discontinued operations	—	—	—
Net cash (used in) provided by financing activities	—	(141)	2,609
Cash, cash equivalents and restricted cash — period increase (decrease)	217,985	(21,395)	7,420
Cash, cash equivalents and restricted cash — beginning of year	37,458	58,853	51,433
Cash, cash equivalents and restricted cash — end of year	$255,443	$37,458	$58,853

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

Description of Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Teleast Canada (“Telesat”), a leading global satellite services provider. Prior to and as of December 31, 2016, Telesat Canada was a subsidiary of, and Loral held its ownership interest in Telesat Canada through, Telesat Holdings Inc. Effective January 1, 2017, Telesat Holdings Inc. completed a corporate reorganization of companies under common control, pursuant to which Telesat Holdings Inc. amalgamated with Telesat Interco Inc., a wholly owned subsidiary of Telesat Holdings Inc., and immediately thereafter the newly amalgamated company amalgamated with Telesat Canada. The continuing entity, existing under the laws of Canada, is named Telesat Canada. Telesat has accounted for the reorganization as a continuation of Telesat Holdings Inc.

Telesat owns and leases a satellite fleet that operates in geostationary earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications. Telesat is also developing a global constellation of low earth orbit (“LEO”) satellites. LEO satellites operate in a circular orbit around the earth with an altitude typically between 500 and 870 miles. Unlike geostationary satellites that operate in a fixed orbital location above the equator, LEO satellites travel around the earth at high velocities requiring antennas on the ground to track their movement. LEO satellite systems have the potential to offer a number of advantages over geostationary orbit satellites to meet growing requirements for broadband services, both consumer and commercial, by providing increased data speeds and capacity, global coverage, and latency on par with, or potentially better than, terrestrial services.

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

2. Basis of Presentation

The consolidated financial statements include the results of Loral and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated. Amounts in prior periods have been reclassified to conform to the current year presentation.

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

Adjustments to amounts previously reported in discontinued operations and interest expense that is directly related to the Sale are classified as discontinued operations in the statements of operations and cash flows for the years ended December 31, 2017, 2016 and 2015.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting. Income and losses of Telesat are recorded based on our economic interest. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for them while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash Distribution”) since we have no obligation to provide future financial support to Telesat. We do not record additional equity in net income of Telesat until our share of Telesat’s future net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We had no guarantees or other funding obligations for our equity method investments for the years ended December 31, 2017, 2016 and 2015. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary.

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

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2017, the Company had $255.1 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

As of December 31, 2017 and December 31, 2016, the Company had restricted cash of $0.3 million and nil, respectively. The restricted cash of $0.3 million as of December 31, 2017 represents the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in October 2018 and contains an automatic renewal period of one year, has been provided as a guaranty to the lessor of our corporate offices.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the condensed consolidated statement of cash flows (in thousands):

December 31,
2017
Cash and cash equivalents	$255,139
Restricted cash included in other assets	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$255,443

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of December 31, 2017 and December 31, 2016, our cash and cash equivalents were invested primarily in several liquid Prime and Government AAA money market funds. Such funds are not insured by the Federal Deposit Insurance Corporation. The dispersion across funds reduces the exposure of a default at any one fund. As a result, management believes that its potential credit risks are minimal.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$251,742	$—	$—	$35,514	$—	$—
Other current assets:
Indemnification - Sale of SSL	$—	$—	$2,410	$—	$—	$2,410
Liabilities
Long term liabilities
Indemnification - Globalstar do Brasil S.A.	$—	$—	$293	$—	$—	$357

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of December 31, 2017 and December 31, 2016.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Non-cash operating items:
Equity in net (income) loss of affiliates	$(216,347)	$(84,078)	$104,792
Deferred taxes	80,189	29,535	(39,694)
Depreciation and amortization	38	60	41
Amortization of prior service credit and actuarial loss	1,033	916	1,260
Net non-cash operating items – continuing operations	$(135,087)	$(53,567)	$66,399

Supplemental information:
Interest paid – continuing operations	$27	$20	$314
Interest paid – discontinued operations	$55	$750	$1,549
Tax payments, net of refunds – continuing operations	$12,504	$153	$(233)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, H.R. 1, known as the “Tax Cuts and Jobs Act” was signed into law. Among other things, the Tax Cuts and Jobs Act permanently reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective for tax years commencing January 1, 2018. According to ASU 2018-02, an entity may either elect to (a) reclassify from accumulated other comprehensive income (loss) to retained earnings the stranded income tax effects of the federal tax rate change (the “Reclassification”) or (b) provide certain disclosures. The new guidance is effective for the Company on January 1, 2019, with earlier adoption permitted in any interim or annual period. The amendments in this update are to be applied either in the period of adoption or retrospectively to each period in which the effect of the tax rate change is recognized. The Company early adopted the new guidance in the fourth quarter of 2017 and elected the Reclassification approach. As a result of adopting the new guidance, we reclassified $4.5 million of stranded deferred federal income tax benefits from accumulated other comprehensive loss to accumulated deficit in the fourth quarter of 2017 related to the change in the federal corporate income tax rate.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07, as it applies to the Company, amended the presentation of net periodic pension and postretirement cost (i.e. net benefit cost). The new guidance requires the service cost component to be presented separate from the other components of net benefit cost. While service cost will be presented with other employee compensation costs within operations, the other components of net benefit cost, such as interest cost, amortization of prior service cost, and gains or losses, are required to be separately presented outside of operations, if income or loss from operations is presented. The guidance, to be applied retrospectively, is effective for the Company on January 1, 2018, with earlier application permitted only within the first interim period starting January 1, 2017. The change in presentation of net benefit cost, which we adopted as of January 1, 2018, will not have a material impact on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new guidance requires entities to show the changes in total cash including cash equivalents and restricted cash, in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The new guidance is effective for the Company on January 1, 2018, with earlier application permitted in any interim or annual period, using a retrospective transition method. The Company early adopted the new guidance in the third quarter of 2017. As a result of adopting the new guidance, the statements of cash flows for the years ended December 31, 2017, 2016 and 2015 show changes in total cash including cash equivalents and restricted cash, and the nature of the restrictions are disclosed above under Cash, Cash Equivalents and Restricted Cash.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance relevant to the Company provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using (i) a cumulative earnings approach, or (ii) a nature of distribution approach. Under the cumulative earnings approach, an investor compares the distributions received to such investor’s cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities. Alternatively, under the nature of distribution approach, an investor classifies the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis. The new guidance is effective for the Company on January 1, 2018, with earlier application permitted in any interim or annual period, using a retrospective transition method. The Company early adopted the new guidance on January 1, 2017 and made an accounting policy election to use the nature of distribution approach to classify distributions from equity method investments on its statements of cash flows. As a result of adopting the new guidance, the entire distribution of $242.7 million received from Telesat in the first quarter of 2017 is classified in investing activities on the statement of cash flows for the year ended December 31, 2017 (see Note 5).

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

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	(Loss) Income	Loss
Balance at January 1, 2015	$(13,982)	$(15,239)	$(29,221)

Other comprehensive loss before reclassification	(265)	—	(265)
Amounts reclassified from accumulated other comprehensive loss	788	—	788
Net current-period other comprehensive income	523	—	523
Balance at December 31, 2015	(13,459)	(15,239)	(28,698)

Other comprehensive (loss) income before reclassification	(1,209)	15,477	14,268
Amounts reclassified from accumulated other comprehensive loss	594	—	594
Net current-period other comprehensive (loss) income	(615)	15,477	14,862
Balance at December 31, 2016	(14,074)	238	(13,836)

Other comprehensive loss before reclassification	(1,365)	(18,280)	(19,645)
Amounts reclassified from accumulated other comprehensive loss	671	—	671
Net current-period other comprehensive loss	(694)	(18,280)	(18,974)
Tax Cuts and Jobs Act, reclassification of tax effect from accumulated other comprehensive loss to accumulated deficit	(1,686)	(2,782)	(4,468)
Balance at December 31, 2017	$(16,454)	$(20,824)	$(37,278)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of other comprehensive (loss) income and related tax effects are as follows (in thousands):

	Before-Tax Amount	Tax (Provision) Benefit	Net-of-Tax Amount
Year ended December 31, 2017
Postretirement Benefits:
Net actuarial loss and prior service credits	$(2,101)	$736	$(1,365)
Amortization of prior service credits and net actuarial loss	1,033 (a)	(362)	671
Postretirement benefits	(1,068)	374	(694)

Proportionate share of Telesat other comprehensive loss	(28,132)	9,852	(18,280)
Other comprehensive loss	$(29,200)	$10,226	$(18,974)

Year ended December 31, 2016
Postretirement Benefits:
Net actuarial loss and prior service credits	$(1,865)	$656	$(1,209)
Amortization of prior service credits and net actuarial loss	916 (a)	(322)	594
Postretirement benefits	(949)	334	(615)

Proportionate share of Telesat other comprehensive income (b)	23,872	(8,395)	15,477
Other comprehensive income	$22,923	$(8,061)	$14,862

Year ended December 31, 2015
Postretirement Benefits:
Net actuarial loss and prior service credits	$(424)	$159	$(265)
Amortization of prior service credits and net actuarial loss	1,260 (a)	(472)	788
Postretirement benefits	836	(313)	523
Proportionate share of Telesat other comprehensive gain (loss)	—	—	—
Other comprehensive income	$836	$(313)	$523

(a)	Reclassifications are included in general and administrative expenses.
(b)	Includes $20.8 million ($13.5 million, net of tax) share in the equity of Telesat’s other comprehensive income that we could not record in 2015 (see Note 5).

4. Other Current Assets

Other current assets consist of (in thousands):

	December 31	December 31,
	2017	2016
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	$2,410	$2,410
Due from affiliates	217	225
Prepaid expenses	198	192
Other	274	111
	$3,099	$2,938

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	December 31,
	2017	2016
Telesat	$53,430	$107,950

Equity in net income (loss) of affiliates consists of (in thousands):

	Year Ended December 31,
	2017	2016	2015
Telesat	$216,347	$84,078	$(74,329)
XTAR	—	—	(30,463)
	$216,347	$84,078	$(104,792)

Telesat

As of December 31, 2017 and 2016, we held a 62.7% economic interest and a 32.7% voting interest in Telesat. Our economic interest decreased from 62.8% to 62.7% in March 2016 when certain Telesat employees exercised share appreciation rights related to a total of 178,642 stock options granted under Telesat’s share-based compensation plan and received 129,400 non-voting participating preferred shares. Also in March 2016, a total of 1,253,477 vested stock options were repurchased by Telesat at fair value from Telesat management personnel and other employees for total cash consideration of CAD 24.7 million, of which CAD 18.7 million was paid to management personnel.

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

In addition to recording our share of equity in net income of Telesat, we also recorded our share of equity in other comprehensive loss of Telesat of $28.1 million for the year ended December 31, 2017.

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

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of December 31, 2017, Telesat’s Total Leverage Ratio was 4.55:1.00. Telesat is, however, permitted to pay annual consulting fees of $5 million to Loral in cash (see Note 14).

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

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Statement of Operations Data:
Revenues	$712,390	$703,131	$751,684
Operating expenses	(150,872)	(139,141)	(140,706)
Depreciation, amortization and stock-based compensation	(194,203)	(195,781)	(190,985)
Insurance proceeds	4,739	—	—
Loss on disposition of long lived assets	(207)	(1,937)	(24)
Operating income	371,847	366,272	419,969
Interest expense	(151,528)	(145,288)	(138,783)
Loss on refinancing	—	(12,246)	—
Foreign exchange gain (loss)	173,433	68,719	(426,980)
(Loss) gain on financial instruments	(3,516)	974	7,810
Other income	2,307	4,590	3,672
Income tax provision	(54,424)	(58,772)	(74,447)
Net income (loss)	$338,119	$224,249	$(208,759)

	December 31,
	2017	2016
Balance Sheet Data:
Current assets	$445,104	$678,361
Total assets	4,082,472	4,194,006
Current liabilities	126,100	154,173
Long-term debt, including current portion	2,829,911	2,877,950
Total liabilities	3,538,656	3,597,056
Shareholders’ equity	543,816	596,950

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively, the “New Revenue Standard”) are effective for reporting periods beginning after December 15, 2017 and interim periods therein. In accordance with the standard, Telesat has adopted the New Revenue Standard effective January 1, 2018 and elected the modified retrospective approach with the cumulative effect of adoption recognized through retained earnings at the date of adoption. While Telesat has not yet provided us with the financial statement impact of the New Revenue Standard, we anticipate the following:

For customer contracts that include prepayments that represent a significant financing component, the time value of money related to the promised amount of consideration will be recognized upon adoption. We anticipate that our investment in Telesat and retained earnings will decrease upon adoption. Going forward, we expect this change will have an immaterial impact on our net income.

For certain contracts, it appears that Telesat would be considered as an agent in the arrangement as opposed to the principal. This will result in a reclassification between revenue and operating expenses. We anticipate that there will be no impact on our investment in Telesat or net income as a result of this change.

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

As of December 31, 2017 and 2016, the carrying value of our investment in XTAR was zero as a result of the decline in its fair value that was determined to be other-than-temporary. The value of our investment in XTAR was determined based on the income approach by discounting projected annual cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. We recorded non-cash impairment charges of $21.2 million for the year ended December 31, 2015 related to our investment in XTAR. In the third quarter of 2015, we recorded an impairment charge of $8 million primarily as a result of an increase in the discount rate used to value our investment in XTAR. We recorded an additional impairment charge of $13.2 million in the fourth quarter of 2015 primarily due to the reassessment of our revenue expectations for future years dictated by a decline in XTAR’s revenues by approximately 11% from 2014 to 2015. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders (the “Transponder Service”) requires payment by XTAR up to a maximum amount of $28 million per year through the end of the useful life of the satellite which is estimated to be in 2021. Under the lease agreement (the “Spainsat Lease Agreement”), Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the Transponder Service. In September 2016, XTAR and Hisdesat amended the Spainsat Lease Agreement to, among other things, reduce for 2016 and 2017 the minimum capacity required to be leased by XTAR, and accordingly lease payments by XTAR for 2016 and 2017 were reduced from $26 million to $18.2 million. The 2016 reduction was retroactive to January 1, 2016. In January 2017, XTAR and Hisdesat amended the Spainsat Lease Agreement to, among other things, reduce for 2017 the minimum capacity required to be leased by XTAR, and accordingly lease payments by XTAR for 2017 were reduced to $9.5 million. In January 2018, XTAR and Hisdesat again amended the Spainsat Lease Agreement to, among other things, reduce for 2018 the minimum capacity required to be leased by XTAR, and accordingly lease payments by XTAR for 2018 were reduced from $26.0 million to $10.0 million. In March 2009, XTAR entered into an agreement with Hisdesat pursuant to which the past due balance on XTAR-LANT transponders of $32.3 million as of December 31, 2008, together with a deferral of $6.7 million in payments due in 2009, is payable to Hisdesat over 12 years through annual payments of $5 million (the “Catch Up Payments”). XTAR has a right to prepay, at any time, all unpaid Catch Up Payments discounted at 9%. Cumulative amounts paid to Hisdesat for Catch-Up Payments through December 31, 2017 were $29.2 million. As of December 31, 2017 and 2016, XTAR has deferred payment of liabilities of $32.7 million and $28.8 million, respectively, for its lease obligation and Catch-Up Payments to Hisdesat. XTAR has also agreed that XTAR’s excess cash balance (as defined) will be applied towards making limited payments on future lease obligations, as well as payments of other amounts owed to Hisdesat, Telesat and Loral for services provided by them to XTAR. The ability of XTAR to pay dividends and management fees in cash to Loral is governed by XTAR’s operating agreement (see Note 14).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents summary financial data for XTAR for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Statement of Operations Data:
Revenues	$16,775	$18,550	$25,852
Operating expenses	(15,838)	(24,123)	(31,933)
Depreciation and amortization	(6,471)	(8,589)	(8,874)
Operating loss	(5,534)	(14,162)	(14,955)
Net loss	(11,646)	(18,296)	(18,722)

	December 31,
	2017	2016
Balance Sheet Data:
Current assets	$5,670	$6,202
Total assets	28,437	35,846
Current liabilities	2,554	1,773
Related party liabilities	73,699	73,459
Total liabilities	76,253	75,232
Members’ equity	(47,816)	(39,386)

Other

As of December 31, 2017 and 2016, the Company held an indirect ownership interest in a foreign company that currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. Loral has written-off its investment in this company, and, because we have no future funding requirements relating to this investment, there is no requirement for us to provide for our allocated share of this company’s net losses.

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

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	December 31,
	2017	2016
SSL indemnification liability relating to ViaSat Suit settlement (see Note 13)	$—	$2,801
Due to affiliate	9	—
Accrued professional fees	1,117	665
Pension and other postretirement liabilities	69	108
Accrued liabilities	84	198
	$1,279	$3,772

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes

The following summarizes our income tax (provision) benefit (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. federal	$(13,783)	$(1,718)	$(1,089)
State and local	21,114	2,981	7,106
Foreign	(250)	(235)	(235)
Total current	7,081	1,028	5,782
Deferred:
U.S. federal	(80,136)	(26,337)	35,721
State and local	(53)	(3,198)	3,973
Total deferred	(80,189)	(29,535)	39,694
Total income tax (provision) benefit	$(73,108)	$(28,507)	$45,476

Our current tax benefit includes a decrease to our liability for UTPs for (in thousands):

	Year Ended December 31,
	2017	2016	2015
Decrease to unrecognized tax benefits	$1,062	$2,477	$4,921
Interest income (expense)	429	(2,011)	(103)
Penalties	5,985	387	1,393
Total	$7,476	$853	$6,211

The deferred tax (provision) benefit for each period included the impact of equity in net income (loss) of affiliates from our consolidated statement of operations.

For each period presented, the statute of limitations for the assessment of additional tax expired with regard to several of our federal and state UTPs and certain other UTPs were settled. As a result, the reduction to our liability for UTPs provided a current tax benefit including the reversal of previously recognized interest and penalties, partially offset by an additional provision for the potential payment of interest on our remaining UTPs.

The Tax Cuts and Jobs Act made broad and complex changes to the U.S tax code, such as the imposition of a one-time transition tax in 2017 on certain unrepatriated earnings of controlled foreign corporations, including Telesat, and numerous changes first effective in 2018 including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) eliminating U.S federal income taxes on dividends from certain foreign investments, such as Telesat; (3) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, including Telesat; (4) limiting the use of foreign tax credits (“FTC”) to reduce U.S. federal tax liability; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limit on deductible interest expense; and (8) changing the rules related to the use of net operating loss (“NOL”) carryforwards created in tax years beginning after December 31, 2017. We recognized the income tax effects of the Tax Cuts and Jobs Act in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implication of the Tax Cuts and Job Act (SAB 118), in our consolidated financial statements for the year ended December 31, 2017. SAB 118 provides guidance for the application of income tax accounting standards related to the Tax Cuts and Jobs Act. Based upon our analysis, as of December 31, 2017, we reduced deferred tax assets by $33.2 million related to the tax rate reduction with a corresponding increase to our deferred income tax provision and increased non-current income taxes receivable by $1.6 million related to refundable AMT credits with a corresponding reduction to deferred tax assets. The preliminary effect recorded may change in the future due to revisions in the interpretation of the Tax Cuts and Jobs Act or legislative action to clarify interpretation of the Tax Cuts and Jobs Act. The Company expects to finalize the effect of the Tax Cuts and Jobs Act with the filing of its 2017 tax return and record in the fourth quarter of 2018 any difference between the final effect and the provisional effect recorded.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The current tax provision for the year ended December 31, 2017 included our anticipated income tax liability related to the cash distribution received from Telesat after use of AMT credits and NOL carryforwards and FTCs from Telesat. Upon receiving the cash distribution from Telesat in the first quarter of 2017, we recorded a current tax liability of $53.0 million. During 2017, we made tax payments of $12.5 million, primarily with respect to the distribution, and commenced a tax study to determine the allowable amount of FTCs that could be utilized to minimize our cash tax liability. After completing our analysis in the fourth quarter of 2017, we reduced our current tax liability to approximately $2.0 million and established a deferred tax asset of $104.9 million for the carryforward of unused FTCs. Since, at the current time, sufficient positive evidence does not exist to support full recovery of the FTC carryforward, we recorded a full valuation allowance against this deferred tax asset during the year ended December 31, 2017. As of December 31, 2017, we had no income taxes payable and a current income tax receivable of $11.1 million, primarily related to recovery of tax payments previously made on the cash distribution.

In addition to the income tax (provision) benefit presented above, we also recorded the following items (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax benefit on loss from discontinued operations	$3	$200	$450
Adjustment to tax benefit associated with stock-based compensation recorded to paid-in-capital	—	(141)	2,609
Cumulative effect adjustment attributable to previously unrecognized excess tax benefits on stock-based compensation	4,697	—	—
Deferred tax benefit (provision) for adjustments in other comprehensive loss (see Note 3)	10,226	(8,061)	(313)

Until December 31, 2016, the Company used the with-and-without approach of determining how and when excess tax benefits from stock-based compensation had been realized and recorded to paid-in-capital. Effective January 1, 2017, the Company adopted ASU No. 2016-09, and upon adoption, previously unrecognized excess tax benefits of $4.7 million were recognized as a cumulative-effect adjustment to decrease accumulated deficit and increase deferred tax assets (see Note 2).

The (provision) benefit for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate on the loss from continuing operations before income taxes and equity in net income (loss) of affiliates because of the effect of the following items (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax benefit at U.S. Statutory Rate of 35%	$3,069	$2,800	$3,566
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	15,413	(4,588)	7,821
Equity in net income (loss) of affiliates	(73,997)	(29,427)	36,677
Provision for unrecognized tax benefits	(1,234)	(1,113)	(708)
Nondeductible expenses	(1,235)	(586)	(1,411)
Change in valuation allowance	(120,389)	4,565	(307)
Income tax credits	138,780	—	—
Foreign income taxes	(250)	(153)	(153)
Effect of U.S. tax law changes	(33,248)	—	—
Other, net	(17)	(5)	(9)
Total income tax (provision) benefit	$(73,108)	$(28,507)	$45,476

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at January 1	$68,149	$72,298	$78,333
Increases related to prior year tax positions	—	1,525	1,955
Decreases as a result of statute expirations	(14,172)	(5,674)	(6,876)
Decreases as a result of tax settlements	—	—	(1,114)
Increases related to current year tax positions	16,433	—	—
Balance at December 31	$70,410	$68,149	$72,298

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2012. Earlier years related to certain foreign jurisdictions remain subject to examination. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our federal income tax return filed for 2012, potentially resulting in a $27.3 million reduction to our unrecognized tax benefits. Pursuant to the Purchase Agreement for the Sale, we are obligated to indemnify SSL for taxes related to periods prior to the closing of the transaction.

Our liability for UTPs decreased from $68.7 million at December 31, 2016 to $61.2 million at December 31, 2017 and is included in long-term liabilities in the consolidated balance sheets. At December 31, 2017, we have accrued $7.2 million for the potential payment of tax-related interest. If our positions are sustained by the taxing authorities, approximately $45.3 million of the tax benefits will reduce the Company’s income tax provision from continuing operations. Other than as described above, there were no significant changes to our unrecognized tax benefits during the year ended December 31, 2017, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

In connection with the acquisition of our ownership interest in Telesat, Loral indemnified Telesat for Loral Skynet tax liabilities relating to periods preceding 2007 and retained the benefit of tax recoveries related to the transferred assets. The unrecognized tax benefits related to the Loral Skynet subsidiaries were transferred to Telesat subject to the Telesat Indemnification. At December 31, 2017, Loral’s asset or liability for the Telesat Indemnification based upon the probable outcome of these matters is not expected to be material (see Notes 5 and 14).

At December 31, 2017, we had federal FTC carryforwards of $104.9 million, federal NOL carryforwards of $139.7 million, New York NOL carryforwards of $1.6 million and federal research credits of $0.4 million which expire from 2022 to 2034, as well as state AMT and state research credit carryforwards of approximately $1.3 million that may be carried forward indefinitely.

The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code. Accordingly, use of our tax attributes, such as NOLs and tax credits generated prior to the ownership change, are subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors.

We assess the recoverability of our FTCs, NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We continue to maintain our valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2017, we had a valuation allowance totaling $124.0 million against our deferred tax assets for certain tax credits, primarily FTC carryovers from 2017, and loss carryovers due to the limited carryforward periods. During 2017, the valuation allowance increased by $120.4 million, which was recorded as a provision to continuing operations in our statement of operations. Subsequent to the Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, which currently has a nominal tax basis, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

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

The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss and tax credit carryforwards	$165,267	$119,524
Compensation and benefits	943	1,582
Indemnification liabilities	216	1,346
Other, net	104	219
Federal benefit of uncertain tax positions	1,518	7,528
Pension costs	3,458	5,984
Investments in and advances to affiliates	2,546	—
Total deferred tax assets before valuation allowance	174,052	136,183
Less valuation allowance	(124,036)	(3,647)
Deferred tax assets net of valuation allowance	50,016	132,536
Deferred tax liabilities:
Investments in and advances to affiliates	—	17,257
Total deferred tax liabilities	—	17,257
Net deferred tax assets	$50,016	$115,279

Classification on consolidated balance sheets:
Deferred tax assets	$50,016	$115,285
Long-term liabilities	—	(6)
Net deferred tax assets	$50,016	$115,279

8. Long-Term Liabilities

Long term liabilities consists of (in thousands):

	December 31,
	2017	2016
Indemnification liabilities - other (see Note 13)	293	357
Deferred tax liability	—	6
Liabilities for uncertain tax positions	61,182	68,658
Other	—	238
	$61,475	$69,259

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that do not expire and remained unconverted as of December 31, 2017 and December 31, 2016. As of December 31, 2017, there is no unrecognized compensation cost related to non-vested awards.

10. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.3%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	2017	2016
Income from continuing operations — basic	$134,469	$47,570
Less: Adjustment for dilutive effect of Telesat stock options	(1,194)	(1,096)
Income from continuing operations — diluted	$133,275	$46,474

Telesat stock options are excluded from the calculation of diluted loss per share for the year ended December 31, 2015 as the effect would be antidilutive.

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

For the year ended December 31, 2015, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

Year Ended
December 31, 2015
Unconverted restricted stock units	78

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Pensions and Other Employee Benefit Plans

Pensions

We maintain a qualified defined benefit pension plan to which members may contribute in order to receive enhanced pension benefits. Employees hired after June 30, 2006 do not participate in the defined benefit pension plan, but participate in our defined contribution savings plan with an additional Company contribution. Benefits are based primarily on members’ compensation and/or years of service. Our funding policy is to fund the qualified pension plan in accordance with the Internal Revenue Code and regulations thereon. Plan assets are generally invested in equity, fixed income and real asset investments. Pension plan assets are managed primarily by Russell Investment Corp. (“Russell”), which allocates the assets into funds as we direct.

Other Benefits

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. For the years ended December 31, 2017, 2016 and 2015, certain of these benefits were provided through plans sponsored or managed by Telesat. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for our pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions. Effective January 1, 2015, retiree medical coverage for retirees age 65 or over and their dependents was discontinued. In 2015, the Company made discretionary lump sum payments to participants affected to assist them in purchasing alternate coverage. The effects on the consolidated financial statements of discontinuing this coverage and the lump sum payments were not significant.

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2017 and 2016, and a statement of the funded status as of December 31, 2017 and 2016. We use a December 31 measurement date for the pension plan and other post-retirement benefits (in thousands).

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Reconciliation of benefit obligation:
Obligation at beginning of period	$49,463	$46,976	$544	$559
Service cost	702	668	1	1
Interest cost	1,961	1,982	21	22
Participant contributions	27	45	17	20
Actuarial loss (gain)	3,599	1,537	(22)	(6)
Benefit payments	(1,776)	(1,745)	(42)	(52)
Obligation at December 31,	53,976	49,463	519	544
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	31,466	29,296	—	—
Actual return on plan assets	3,601	1,709	—	—
Employer contributions	2,322	2,161	25	32
Participant contributions	27	45	17	20
Benefit payments	(1,776)	(1,745)	(42)	(52)
Fair value of plan assets at December 31,	35,640	31,466	—	—
Funded status at end of period	$(18,336)	$(17,997)	$(519)	$(544)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $18.9 million at December 31, 2017 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 3.50% and 4.00% at December 31, 2017 and 2016, respectively. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $3.8 million as of December 31, 2017 and 2016. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension plan and other post-retirement benefits.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2017 and 2016 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2017	2016	2017	2016
Actuarial loss	$(18,941)	$(17,816)	$(48)	$(80)
Amendments-prior service cost	—	—	(22)	(47)
	$(18,941)	$(17,816)	$(70)	$(127)

The amounts recognized in other comprehensive loss during the years ended December 31, 2017, 2016 and 2015 consist of (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Actuarial (loss) gain during the period	$(2,123)	$22	$(1,875)	$10	$(425)	$1
Amortization of actuarial loss	998	10	889	5	795	26
Amortization of prior service cost	—	25	—	22	—	11
Recognition due to curtailment	—	—	—	—	—	428
Total recognized in other comprehensive income (loss)	$(1,125)	$57	$(986)	$37	$370	$466

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2017	2016	2017	2016
Current Liabilities	$—	$—	$69	$108
Long-Term Liabilities	18,336	17,997	450	436
	$18,336	$17,997	$519	$544

The estimated actuarial loss for pension benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $1.1 million.

The accumulated pension benefit obligation was $53.0 million and $48.5 million at December 31, 2017 and 2016, respectively.

During 2017, we contributed $2.3 million to the qualified pension plan and our contributions for the other employee post-retirement benefits were not significant. During 2018, based on current estimates, we expect our contributions to the qualified pension plan will be approximately $2.3 million. We expect that our funding of other employee post-retirement benefits during 2018 will not be significant.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the components of net periodic cost included in income from continuing operations for the plans for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Service cost	$702	$668	$511	$1	$1	$2
Interest cost	1,961	1,982	1,896	21	22	38
Expected return on plan assets	(2,124)	(2,047)	(2,107)	—	—	—
Recognition due to curtailment	—	—	—	—	—	428
Amortization of prior service cost	—	—	—	25	22	11
Amortization of net actuarial loss	998	889	795	10	5	26
Net periodic cost	$1,537	$1,492	$1,095	$57	$50	$505

Assumptions

Assumptions used to determine net periodic cost:

	For the Year Ended December 31,
	2017	2016	2015
Discount rate	4.00%	4.25%	4.00%
Expected return on plan assets	6.75%	7.00%	7.25%
Rate of compensation increase	4.25%	4.25%	4.25%

Assumptions used to determine the benefit obligation:

	December 31,
	2017	2016	2015
Discount rate	3.50%	4.00%	4.25%
Rate of compensation increase	4.25%	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Our expected long-term rate of return on plan assets for 2018 is 7.25%.

As of December 31, 2017 and 2016, the Company contributions remaining for other benefits were primarily for fixed amounts. Therefore, future health care cost trend rates will not affect Company costs and accumulated postretirement benefit obligation.

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

Asset allocation policy is the principal method for achieving the pension plan’s investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. In April 2016, the pension plan revised the asset allocation targets in its investment policy to introduce a liquid return-seeking portfolio consisting of global equities, marketable real assets and fixed income investments. Asset allocation policy is reviewed regularly.

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

The pension plan’s actual and targeted asset allocations, based on the revised policy as of December 31, 2017 were as follows:

	December 31, 2017	Target Allocation
	Actual Allocation	Target	Target Range
Liquid return-seeking investments	60%	56.5%	45-65%
Alternative investments	9%	14.5%	0-20%
Fixed income investments	31%	29.0%	20-40%
	100%	100%	100%

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below provides the fair values of the Company’s pension plan assets, by asset category, at December 31, 2017 and 2016. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts.

	Fair Value Measurements
						Assets
						Measured
Asset Category	Total	Percentage	Level 1	Level 2	Level 3	at NAV(1)
	(In thousands)
At December 31, 2017:
Liquid return-seeking:
Multi-asset fund(2)	$21,447	60%				$21,447
Fixed income securities:
Commingled funds(3)	10,967	31%				10,967
Alternative investments:
Equity long/short fund(4)	1,067	3%			$1,067
Private equity fund(5)	83	0%			83
Distressed opportunity limited partnership(6)	504	2%			504
Multi-strategy limited partnerships(7)	1,572	4%			1,572
	3,226	9%	—	—	3,226	—
	$35,640	100%	—	—	$3,226	$32,414

At December 31, 2016:
Liquid return-seeking:
Multi-asset fund(2)	$19,142	61%				$19,142
Fixed income securities:
Commingled funds(3)	9,389	30%				9,389
Alternative investments:
Equity long/short fund(4)	835	3%			$835
Private equity fund(5)	129	0%			129
Distressed opportunity limited partnership(6)	448	1%			448
Multi-strategy limited partnerships(7)	1,523	5%			1,523
	2,935	9%	—	—	2,935	—
	$31,466	100%	—	—	$2,935	$28,531

(1)	Assets measured using the net asset value (“NAV”) practical expedient have not been classified in the fair value hierarchy. The NAV practical expedient is based on the fair value of the underlying assets of the common/collective trust (“CCT”) minus its liabilities, and then divided by the number of units outstanding. The NAV practical expedient of a CCT is calculated based on a compilation of primarily observable market information.

(2)	A single fund that invests in global equities, marketable real assets and fixed income securities. The fund has no limitation on redemptions.

(3)	Investments in bonds representing many sectors of the broad bond market with both short-term and intermediate-term maturities. The fund has no limitation on redemptions.

(4)	Investments primarily in long and short positions in equity securities of U.S. and non-U.S. companies. The fund has semi-annual tender offer redemption periods on June 30 and December 31 and is reported on a one month lag.

(5)	Fund invests in portfolios of secondary interest in established venture capital, buyout, mezzanine and special situation funds on a global basis. Fund is valued on a quarterly lag with adjustment for subsequent cash activity. The fund terminates on June 26, 2019, subject to extension for up to three one-year periods. Earlier redemptions are not permitted.

(6)	Investments mainly in discounted debt securities, bank loans, trade claims and other debt and equity securities of financially troubled companies. This partnership has semi-annual withdrawal rights on June 30 and December 31. This fund is reported on a one month lag.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(7)	Investments mainly in partnerships that have multi-strategy investment programs and do not rely on a single investment model. As of December 31, 2017 and 2016, investments include a partnership that has monthly liquidation rights with notice of 33 days.

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2017 and 2016 is presented below:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Equity Fund	Equity Long/Short Fund	Distressed Opportunity Ltd. Partnership	Multi Strategy Funds	Total
	(In thousands)
Balance at January 1, 2016	$174	$847	$313	$1,455	$2,789
Unrealized gain (loss)	(2)	(12)	135	68	189
Sales	(43)	—	—	—	(43)
Balance at December 31, 2016	129	835	448	1,523	2,935
Unrealized gain	7	232	56	49	344
Sales	(53)	—	—	—	(53)
Balance at December 31, 2017	$83	$1,067	$504	$1,572	$3,226

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

The annual audited financial statements of all funds are reviewed by the Company.

Benefit Payments

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Benefits
2018	$1,984	$70
2019	1,974	61
2020	2,138	55
2021	2,263	48
2022	2,381	43
2023 to 2027	14,044	147

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66⅔%. The Company also makes retirement contributions to the savings (401k) plan, which provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For each of the years ended December 31, 2017, 2016 and 2015, Company contributions were $0.1 million. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of December 31, 2017 and 2016.

13. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SSL, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA and its affiliates from (1) liabilities with respect to certain pre-closing taxes; and (2) certain litigation costs and litigation damages relating to the ViaSat Suit. Our consolidated balance sheets include an indemnification refund receivable of $2.4 million as of December 31, 2017 and 2016. This receivable represents payments to date net of the estimated fair value of the liability for our indemnification for our obligation with respect to certain pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations. For a discussion of the ViaSat Suit and our indemnification obligations related thereto, see Legal Proceedings, below.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our consolidated balance sheets include liabilities of $0.3 million and $0.4 million as of December 31, 2017 and 2016, respectively, for indemnification liabilities relating to the sale of GdB.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease Arrangements

We lease certain facilities and equipment under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. We have no sublease income in any of the periods presented. Rent expense is as follows (in thousands):

Rent Expense
Year ended December 31, 2017	$646
Year ended December 31, 2016	641
Year ended December 31, 2015	679

The following is a schedule of future minimum payments by year under leases with initial or remaining terms of one year or more as of December 31, 2016 (in thousands):

Operating
Leases
2018	$637
2019	318

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

Following a mediation session held on December 1, 2014, Loral and MDA entered into an agreement titled “MDA/Loral Dispute Resolution” dated December 1, 2014 (the “Allocation Agreement”), pursuant to which Loral and MDA agreed that Loral was responsible for $45 million, and MDA and SSL were responsible for $55 million, of the $100 million litigation settlement with ViaSat. Culminating with the final installment payment of $2.8 million in January 2017, Loral paid a total of $46.1 million, including interest, as its share of the ViaSat settlement. Our consolidated balance sheet as of December 31, 2017 and 2016 includes indemnification liabilities related to the ViaSat Settlement Agreement of nil and $2.8 million, respectively.

Russian Joint Venture

In connection with a joint venture that serves as the provider for Globalstar service in Russia in which Loral held an indirect ownership interest, in the fourth quarter of 2016, the Russian joint venture partner (the “Russian JV Partner”) commenced an arbitration against Loral in the London Court of International Arbitration (the “LCIA”). In the arbitration, the Russian JV Partner sought, among other things, to recover (i) losses it claimed it suffered in defending legal proceedings in Russian state courts brought by Loral (the “Collection Action”) and (ii) costs of the arbitration. Loral had brought its Collection Action to collect a payment owed to Loral by the Russian JV Partner in connection with its exit from the joint venture. The amount Loral expected to receive, after legal fees and expenses, would have been less than $1 million, but the payment was fraudulently diverted, Loral believes, by Russian attorneys retained by Loral’s US counsel to a shell company formed by one of the Russian attorneys. In June 2017, Loral entered into a settlement agreement with the Russian JV Partner pursuant to which, among other things, the arbitration and the Collection Action were settled and the parties released each other from all claims either party had or may have against the other relating to the dispute, Loral’s investment in the joint venture and their relationship. The settlement, which was completed in the fourth quarter of 2017, and related legal fees did not have a material adverse effect on Loral’s financial position or results of operations. The carrying value of Loral’s investment in the Russian joint venture was zero as of December 31, 2017 and 2016.

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

Various funds affiliated with MHR and Dr. Rachesky held, as of December 31, 2017 and December 31, 2016, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses for each of the years ended December 31, 2017, 2016 and 2015, are net of income of $5.0 million related to the Consulting Agreement. Loral received payments in cash from Telesat, net of withholding taxes, of $4.8 million for each of the years ended December 31, 2017, 2016 and 2015.

In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to the transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities, including Loral Skynet’s tax liabilities arising prior to January 1, 2007. The Telesat Indemnification includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $1.0 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. There can be no assurance that there will be no future claims under the Telesat Indemnification related to tax disputes.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, 2017, 2016 and 2015, Loral’s employees and retirees participated in certain welfare plans sponsored or managed by Telesat. Loral paid Telesat an annual administrative fee of $0.1 million and reimbursed Telesat for the plan costs attributable to Loral participants.

Loral, along with Telesat, PSP and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), entered into grant agreements (the “Grant Agreements”) with certain executives of Telesat (each, a “Participant” and collectively, the “Participants”). Each of the Participants is or was, at the time, an executive of Telesat.

The Grant Agreements confirm grants of Telesat stock options (including tandem SAR rights) to the Participants and provide for certain rights, obligations and restrictions related to such stock options, which include, among other things: (w) the possible obligation of the Special Purchaser to purchase the shares in the place of Telesat should Telesat be prohibited by applicable law or under the terms of any credit agreement applicable to Telesat from purchasing such shares, or otherwise default on such purchase obligation, pursuant to the terms of the Grant Agreements; and (x) the obligation of the Special Purchaser to purchase shares upon exercise by Telesat of its call right under Telesat's Management Stock Incentive Plan in the event of a Participant’s termination of employment; and, in the case of certain executives, (y) the right of each such Participant to require the Special Purchaser or Loral to purchase a portion of the shares in Telesat owned by him in the event of exercise after termination of employment to cover taxes that are greater than the minimum withholding amount; and (z) the right of each such Participant to require Telesat to cause the Special Purchaser or Loral to purchase a portion of the shares in Telesat owned by him, or that are issuable to him under Telesat's Management Stock Incentive Plan at the relevant time, in the event that more than 90% of Loral's common stock is acquired by an unaffiliated third party that does not also purchase all of PSP’s and its affiliates’ interest in Telesat.

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

On April 11, 2011, Loral assigned to Telesat and Telesat assumed from Loral all of Loral’s rights and obligations with respect to the ViaSat-1 satellite payload providing coverage into Canada and all related agreements. Loral also assigned to Telesat and Telesat assumed Loral’s 15-year contract with Xplornet Communications, Inc. (“Xplornet”) (formerly known as Barrett Xplore Inc.) for delivery of high throughput satellite Ka-band capacity and gateway services for broadband services in Canada. In connection with the assignments, Loral was entitled to receive one-half of any net revenue earned by Telesat in connection with the leasing of certain supplemental capacity on the payload to its customers during the first four years after the commencement of service using the supplemental capacity. Under this arrangement, which expired in December 2015, we earned approximately $0.8 million for the year ended December 31, 2015.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SSL constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement were $6.8 million as of December 31, 2017 and 2016. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the years ended December 31, 2017, 2016 and 2015, and we had an allowance of $6.6 million against these receivables as of December 31, 2017 and 2016. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the years ended December 31, 2017, 2016 and 2015, Mr. Targoff earned $1,440,000 in consulting fees. Mr. Targoff reimbursed Loral net expenses of $54,000 for the year ended December 31, 2017 and $63,000 for each of the years ended December 31, 2016 and 2015.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended
Year ended December 31, 2017 (1)	March 31,	June 30,	September 30,	December 31,
Operating loss	$(2,063)	$(1,922)	$(2,015)	$(1,935)
Loss from continuing operations before income taxes and equity in net income of affiliates	(2,286)	(2,557)	(2,283)	(1,644)
Equity in net income of affiliates(2)	139,714	—	43,372	33,261
Income (loss) from continuing operations (3,4)	71,364	(2,177)	24,537	40,745
Loss from discontinued operations, net of tax	(5)	—	—	—
Net income (loss)	71,359	(2,177)	24,537	40,745
Net income (loss) per share:
Basic
Income (loss) from continuing operations	$2.31	$(0.07)	$0.79	$1.32
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$2.31	$(0.07)	$0.79	$1.32
Diluted
Income (loss) from continuing operations	$2.30	$(0.07)	$0.77	$1.31
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$2.30	$(0.07)	$0.77	$1.31

	Quarter Ended
Year ended December 31, 2016 (1)	March 31,	June 30,	September 30,	December 31,
Operating loss	$(1,517)	$(1,674)	$(1,709)	$(1,826)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(2,000)	(2,223)	(1,858)	(1,920)
Equity in net income (loss) of affiliates(2)	46,494	43,357	6,948	(12,721)
Income (loss) from continuing operations (3,4)	30,819	32,654	(3,821)	(12,082)
Loss from discontinued operations, net of tax	(133)	(102)	(71)	(64)
Net income (loss)	30,686	32,552	(3,892)	(12,146)
Net income (loss) per share:
Basic
Income (loss) from continuing operations	$1.00	$1.06	$(0.12)	$(0.39)
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$1.00	$1.06	$(0.12)	$(0.39)
Diluted
Income (loss) from continuing operations	$0.95	$1.03	$(0.12)	$(0.39)
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$0.95	$1.03	$(0.12)	$(0.39)

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

(2)	For the three months ended March 31, 2017, our share of equity in net income of Telesat was $35.9 million, including a $1.6 million elimination of affiliate transactions and related amortization. In the first quarter of 2017, we received a $242.7 million cash distribution from Telesat which exceeded our initial investment and our share of cumulative equity in comprehensive income of Telesat by $103.8 million. In the first quarter of 2017, we recognized equity in net income of affiliates of $139.7 million, including the excess cash distribution of $103.8 million.

For the three months ended June 30, 2017, our share of equity in net income of Telesat was $64.8 million, including a $1.7 million elimination of affiliate transactions and related amortization. We did not recognize this equity income, and instead reduced by $64.8 million the excess equity income of $103.8 million recognized during the three months ended March 31, 2017.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended September 30, 2017, our share of equity in net income of Telesat was $82.4 million, including a $0.8 million elimination of affiliate transactions and related amortization. We reduced our share of equity in net income of Telesat of $82.4 million by the remaining excess equity income of $39.0 million, resulting in the recognition of equity in net income of affiliates of $43.4 million.

Amounts include equity in net income of affiliates of $5.1 million for the quarter ended June 30, 2016 that should have been recognized in prior periods. Equity in net income of affiliates for the quarter ended March 31, 2016 does not include a loss of $2.1 million that was recognized in the quarter ended June 30, 2016. These adjustments, which related to our investment in Telesat, consisted primarily of foreign exchange gains and losses. The Company has not revised previously reported amounts based on its belief that the effect of such adjustments is not material to the quarterly financial statements taken as a whole.

(3)	During the fourth quarter of 2017, we recorded additional tax benefits of approximately $37.2 million after having completed our tax study to determine the allowable amount of FTC benefit related to the distribution received from Telesat earlier in 2017 and approximately $16.9 million from fourth quarter expiration of the statute of limitations for the assessment of additional tax with regard to several of our state UTPs. These tax benefits were partially offset by an additional fourth quarter charge of $33.2 million related to the tax rate reduction from the Tax Cuts and Jobs Act.

(4)	Variations in income from continuing operations among quarters in 2017 and 2016 are primarily the result of (i) the effect of changes in foreign exchange rates between the Canadian dollar and the U.S. dollar on our equity in net income or loss of Telesat and (ii) the limitation on recording our portion of Telesat’s net income or loss due to the reduction of the carrying amount of our investment in Telesat to zero.

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2017, 2016 and 2015

(In thousands)

		Additions
	Balance at	Charged to	Charged to	Balance at
	Beginning	Costs and	Other	End of
Description	of Period	Expenses	Accounts(1)	Period
Year ended 2015
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$7,905	$307	$—	$8,212
Year ended 2016
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$8,212	$(4,565)	$—	$3,647
Year ended 2017
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$3,647	$120,389	$—	$124,036

(1)	Changes in the deferred tax valuation allowance which have been charged to other accounts have been recorded in other comprehensive loss.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Telesat Canada

(Formerly Telesat Holdings Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Telesat Canada and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board (IFRSs).

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its disclosure of the cause of the changes in liabilities arising from financing activities in the period ended December 31, 2017 due to adoption of the amendment to IAS 7, statement of Cash Flows.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. Further we are required, to be independent of the Company in accordance with the ethical requirements that are relevant to our audit of the financial statements in Canada, and to fulfill our other ethical responsibilities in accordance with these requirements.

We conducted our audits in accordance with the standards of the PCAOB and Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

February 28, 2018

We have served as the Company’s auditor since 1993.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Consolidated Statements of Income (Loss)

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2017	2016	2015

Revenue	6	$927,407	$930,854	$954,907
Operating expenses	7	(187,687)	(174,923)	(184,279)
		739,720	755,931	770,628
Depreciation		(221,058)	(224,773)	(207,835)
Amortization		(26,330)	(27,690)	(27,902)
Other operating gains (losses), net	8	5,902	(2,565)	(30)
Operating income		498,234	500,903	534,861
Interest expense	9	(200,144)	(198,815)	(183,297)
Loss on refinancing	24	—	(31,850)	—
Interest and other income		3,004	6,078	4,661
Gain on changes in fair value of financial instruments		60,306	7,877	6,035
Gain (loss) on foreign exchange		223,898	92,613	(540,470)
Income (loss) before tax		585,298	376,806	(178,210)
Tax expense	10	(80,245)	(83,906)	(88,729)
Net income (loss)		$505,053	$292,900	$(266,939)

See accompanying notes to the consolidated financial statements

Telesat Canada

(Formerly Telesat Holdings Inc.)

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2017	2016	2015

Net income (loss)		$505,053	$292,900	$(266,939)
Other comprehensive (loss) income
Items that may be reclassified into profit or loss
Foreign currency translation adjustments		(48,563)	(1,765)	44,740
Items that will not be reclassified into profit or loss
Actuarial (losses) gains on employee benefit plans	29	(5,171)	5,100	5,225
Tax recovery (expense)		673	(1,424)	(1,425)
Other comprehensive (loss) income		(53,061)	1,911	48,540
Total comprehensive income (loss)		$451,992	$294,811	$(218,399)

See accompanying notes to the consolidated financial statements

Telesat Canada

(Formerly Telesat Holdings Inc.)

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands of Canadian dollars)	Notes	Common shares	Preferred shares	Total share capital	Accumulated earnings	Equity-settled employee benefits reserve	Foreign currency translation reserve	Total reserves	Total shareholders’ equity

Balance as at January 1, 2015		$340,602	$316,272	$656,874	$451,628	$26,896	$(4,230)	$22,666	$1,131,168
Net loss		—	—	—	(266,939)	—	—	—	(266,939)
Dividends declared on preferred shares	25	—	—	—	(10)	—	—	—	(10)
Other comprehensive income, net of tax expense of $1,425		—	—	—	3,800	—	44,740	44,740	48,540
Share-based compensation		—	—	—	—	5,369	—	5,369	5,369
Balance as at December 31, 2015		$340,602	$316,272	$656,874	$188,479	$32,265	$40,510	$72,775	$918,128
Balance as at January 1, 2016		$340,602	$316,272	$656,874	$188,479	$32,265	$40,510	$72,775	$918,128
Net income		—	—	—	292,900	—	—	—	292,900
Dividends declared on preferred shares	25	—	—	—	(10)	—	—	—	(10)
Repurchase of stock options	28	—	—	—	(15,913)	(8,745)	—	(8,745)	(24,658)
Issuance of share capital	25	—	1,861	1,861	(1,269)	(592)	—	(592)	—
Other comprehensive income (loss), net of tax expense of $1,424		—	—	—	3,676	—	(1,765)	(1,765)	1,911
Share-based compensation		—	—	—	—	5,770	—	5,770	5,770
Balance as at December 31, 2016		$340,602	$318,133	$658,735	$467,863	$28,698	$38,745	$67,443	$1,194,041
Balance as at January 1, 2017		$340,602	$318,133	$658,735	$467,863	$28,698	$38,745	$67,443	$1,194,041
Net income		—	—	—	505,053	—	—	—	505,053
Dividends declared on preferred shares	25	—	—	—	(10)	—	—	—	(10)
Return of capital	25	(314,022)	(192,113)	(506,135)	—	—	—	—	(506,135)
Issuance of share capital on stock option exercise	25	—	82	82	—	(5)	—	(5)	77
Other comprehensive loss, net of tax recovery of $673		—	—	—	(4,498)	—	(48,563)	(48,563)	(53,061)
Share-based compensation		—	—	—	—	2,856	—	2,856	2,856
Balance as at December 31, 2017		$26,580	$126,102	$152,682	$968,408	$31,549	$(9,818)	$21,731	$1,142,821

See accompanying notes to the consolidated financial statements

Telesat Canada

(Formerly Telesat Holdings Inc.)

Consolidated Balance Sheets

(in thousands of Canadian dollars)	Notes	December 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	30	$479,045	$782,406
Trade and other receivables	11	64,986	55,639
Other current financial assets	12	2,437	2,548
Prepaid expenses and other current assets	13	8,503	61,107
Total current assets		554,971	901,700
Satellites, property and other equipment	6, 16	1,791,847	1,915,411
Deferred tax assets	10	4,617	2,844
Other long-term financial assets	6, 14	83,531	35,687
Other long-term assets	6, 15	3,056	3,815
Intangible assets	6, 17	812,995	832,512
Goodwill	18	2,446,603	2,446,603
Total assets		$5,697,620	$6,138,572

Liabilities
Trade and other payables	19	$37,919	$44,107
Other current financial liabilities	20	26,355	58,992
Other current liabilities	21	77,324	80,448
Current indebtedness	24	14,486	21,931
Total current liabilities		156,084	205,478
Long-term indebtedness	24	3,528,891	3,829,707
Deferred tax liabilities	10	445,114	471,233
Other long-term financial liabilities	22	58,831	81,252
Other long-term liabilities	23	365,879	356,861
Total liabilities		4,554,799	4,944,531

Shareholders’ Equity
Share capital	25	152,682	658,735
Accumulated earnings		968,408	467,863
Reserves		21,731	67,443
Total shareholders’ equity		1,142,821	1,194,041
Total liabilities and shareholders’ equity		$5,697,620	$6,138,572

See accompanying notes to the consolidated financial statements

Telesat Canada

(Formerly Telesat Holdings Inc.)

Consolidated Statements of Cash Flows

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2017	2016	2015

Cash flows from operating activities
Net income (loss)		$505,053	$292,900	$(266,939)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation		221,058	224,773	207,835
Amortization		26,330	27,690	27,902
Tax expense	10	80,245	83,906	88,729
Interest expense	9	200,144	198,815	183,297
Interest income		(6,024)	(6,700)	(4,543)
(Gain) loss on foreign exchange		(223,898)	(92,613)	540,470
Gain on changes in fair value of financial instruments		(60,306)	(7,877)	(6,035)
Share-based compensation	28	2,856	5,770	5,369
Loss on disposal of assets	8	269	2,565	30
Loss on refinancing	24	—	31,850	—
Other		(49,040)	(36,966)	(40,164)
Income taxes paid, net of income taxes received	30	(62,991)	(120,472)	(155,023)
Interest paid, net of capitalized interest and interest received	30	(195,248)	(152,261)	(161,914)
Repurchase of stock options	28	—	(24,658)	—
Operating assets and liabilities	30	48,252	100,637	3,348
Net cash from operating activities		486,700	527,359	422,362
Cash flows used in investing activities
Satellite programs, including capitalized interest		(135,986)	(236,834)	(183,415)
Purchase of property and other equipment		(10,616)	(6,977)	(10,445)
Purchase of intangible assets		(18,011)	(42,285)	(5)
Net cash used in investing activities		(164,613)	(286,096)	(193,865)
Cash flows used in financing activities
Repayment of indebtedness		(31,620)	(4,008,356)	(73,864)
Proceeds from indebtedness		—	3,935,576	—
Payment of debt issue costs		(42,867)	(58,141)	—
Return of capital to shareholders		(506,135)	—	—
Capital lease payments		(30)	(30)	—
Satellite performance incentive payments		(8,436)	(8,934)	(6,702)
Settlement of derivatives		207	130	—
Proceeds from exercise of stock options		77	—	—
Dividends paid on preferred shares		(10)	(10)	(10)
Net cash used in financing activities		(588,814)	(139,765)	(80,576)

Effect of changes in exchange rates on cash and cash equivalents		(36,634)	(9,818)	45,449

(Decrease) increase in cash and cash equivalents		(303,361)	91,680	193,370
Cash and cash equivalents, beginning of year		782,406	690,726	497,356
Cash and cash equivalents, end of year	30	$479,045	$782,406	$690,726

See accompanying notes to the consolidated financial statements

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

1. BACKGROUND OF THE COMPANY

On January 1, 2017, Telesat Holdings Inc. completed a corporate reorganization, of companies under common control, pursuant to which Telesat Holdings Inc. amalgamated with Telesat Interco Inc. and immediately thereafter the newly amalgamated company amalgamated with Telesat Canada. The continuing entity, existing under the laws of Canada, is named Telesat Canada. The reorganization has been accounted for as a continuation of Telesat Holdings Inc.

Telesat Canada (the “Company” or “Telesat”) is a Canadian corporation. Telesat is a leading global satellite operator providing reliable and secure satellite-delivered communication solutions worldwide to broadcast, telecom, corporate and government customers. Headquartered in Ottawa, Canada, the Company’s state-of-the-art fleet consists of 15 satellites, the Canadian payload on ViaSat-1, and two new geostationary satellites under construction. An additional satellite has recently been launched into low earth orbit (“LEO”) as part of Telesat’s plans to deploy an advanced, global LEO constellation.

As at December 31, 2017, Loral Space and Communications Inc. (“Loral”) and Canada’s Public Sector Pension Investment Board (“PSP Investments”) indirectly held economic interests in Telesat of approximately 63% and 36%, respectively, with the remaining economic interest held by various individuals. Loral indirectly held a voting interest of 33% on all matters including the election of directors. PSP Investments indirectly held a voting interest of 67% on all matters except for the election of directors, and a 29% voting interest for the election of directors. The remaining voting interest of 38% for the election of directors is held by shareholders of the Company’s Director Voting Preferred Shares.

Unless the context states or requires otherwise, references herein to the “financial statements” or similar terms refer to the audited consolidated financial statements of Telesat Canada.

On February 28, 2018, these financial statements were approved by the Audit Committee of the Board of Directors and authorized for issue.

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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. CHANGES IN ACCOUNTING POLICIES

IAS 7, Statement of Cash Flows

The Company adopted the amendment to IAS 7, Statement of Cash Flows, with a date of initial adoption of January 1, 2017.

This amendment requires disclosure of the cause of the changes in liabilities arising from financing activities. The incremental disclosure has been added within Note 30.

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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

Revenue from a contract to sell consulting services is recognized as follows:

●	Consulting revenue for cost plus contracts is recognized after the work has been completed and accepted by the customer.
●	The percentage of completion method is used for fixed price consulting revenue contracts. Percentage of completion is measured by comparing actual cost incurred to total cost expected.

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

Borrowing Costs

Borrowing costs are incurred on the Company’s debt financing. Borrowing costs attributable to the acquisition, production or construction of a qualifying asset are added to the cost of that asset. The Company has defined a qualifying asset as an asset that takes longer than twelve months to be ready for its intended use or sale. Capitalization of borrowing costs continues until such time that the asset is substantially ready for its intended use or sale. Borrowing costs are determined based on specific financing related to the asset, or in the absence of specific financing, the borrowing costs are calculated on the basis of a capitalization rate which is equal to the Company’s weighted average cost of debt. All other borrowing costs are expensed when incurred.

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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES – (continued)

Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets.

Below are the estimated useful lives in years of satellites, property and other equipment as at December 31, 2017.

Years
Satellites	12 to 15
Property and other equipment	3 to 30

Construction in progress is not depreciated as depreciation only commences when the asset is ready for its intended use. For satellites, depreciation commences on the day the satellite becomes available for service.

The investment in each satellite will be removed from the accounts when the satellite is retired. When other property is retired from operations at the end of its useful life, the cost of the asset and accumulated depreciation are removed from the accounts. Earnings are credited with the amount of any net salvage value and charged with any net cost of removal. When an asset is sold prior to the end of its useful life, the gain or loss is recognized immediately in other operating gains (losses), net.

In the event of an unsuccessful launch or total in-orbit satellite failure, all unamortized costs that are not recoverable under launch or in-orbit insurance are recorded in other operating gains (losses), net.

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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES – (continued)

An impairment loss is the amount by which the carrying amount of an asset or CGU exceeds its recoverable amount. When an impairment loss subsequently reverses, the carrying amount of the asset (or a CGU) is increased to the revised measure of its recoverable amount, so that the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognized for the asset (or CGU) in prior years. Impairment losses and reversals of impairment losses are recognized in other operating gains (losses), net.

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

Below are the estimated useful lives in years of the finite life intangible assets as at December 31, 2017.

Years
Revenue backlog	12 to 17
Customer relationships	6 to 21
Customer contracts	5 to 15
Concession rights	2 to 15
Transponder rights	17
Patents	18

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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

Intellectual Property

In performing the intellectual property impairment analysis, the Company determines its fair value less costs of disposal, and its value in use on an annual basis. The higher of these two amounts is determined to be the recoverable amount. To the extent that the recoverable amount is less than the carrying value of the asset, an impairment exists and the asset is written down to its recoverable amount.

The Company measures value in use on the basis of the estimated future cash flows to be generated by an asset. These future cash flows are based on the Company’s latest business plan information approved by senior management and are discounted using rates that best reflect the time value of money and the specific risks associated with the underlying asset.

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

Financing Costs

The debt issuance costs related to the Senior Secured Credit Facility and the Senior Notes are included in current and long-term indebtedness and are amortized to interest expense using the effective interest method. All other debt issuance costs are accounted for as short-term and long-term deferred charges and are included in prepaid expenses and other current assets and other long-term assets. The deferred charges are amortized to interest expense on a straight-line basis over the term of the indebtedness to which they relate.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

The pension expense for 2017 was determined based on membership data as at December 31, 2015. The accrued benefit obligation as at December 31, 2017 was determined based on the membership data as at December 31, 2016, and extrapolated one year based on December 31, 2017 assumptions. For certain Canadian post-retirement benefits, the expense and accrued benefit obligations for 2017 was based on membership and eligibility data as at September 30, 2016. For certain American post-retirement benefits, the expense for 2017 was based on membership and eligibility data as at January 1, 2017. The accrued benefit obligation for certain American post-retirement benefits as at December 31, 2017 was determined based on membership data as at January 1, 2017, and extrapolated, based on December 31, 2017 assumptions. The most recent valuation of the pension plans for funding purposes was as of December 31, 2016. Valuations will be performed for both pension plans as of December 31, 2017.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

Share-Based Compensation Plans

The Company offers an equity-settled share-based compensation plans for certain key employees under which it receives services from employees in exchange for equity instruments of the Company. The expense is based on the fair value of the awards granted using the Black-Scholes option pricing model. The expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied, with a corresponding increase in equity. For awards with graded vesting, the fair value of each tranche is recognized over the respective vesting period.

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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

Revenue

IFRS 15, Revenue from Contracts with Customers (“IFRS 15”) was issued by the IASB in May 2014, and will replace IAS 18, Revenue, IAS 11, Construction Contracts, and related interpretations on revenue. IFRS 15 sets out the requirements for recognizing revenue that apply to all contracts with customers, except for contracts that are within the scope of the standards on leases, insurance contracts and financial instruments. IFRS 15 uses a control based approach to recognize revenue which is a change from the risk and reward approach under the current revenue standard. Companies can elect to use either a full or modified retrospective approach when adopting this standard which is effective for annual periods beginning on or after January 1, 2018. The Company has elected to use a modified retrospective approach when adopting this standard.

Based on the evaluations to date, the Company has identified the following areas that will be affected:

•	A material amount will be required to be recognized relating to the promised amount of consideration for effects of the time value of money for prepayment on less than ten contracts with a significant financing component. Telesat anticipates that this will result in an increase to deferred revenue, a decrease to deferred tax liabilities and a decrease to accumulated earnings on January 1, 2018. Going forward, this change will result in a higher amount of annual revenue being recognized and a higher amount of interest expense being recorded and an immaterial impact on net income.

•	Based upon the analysis performed, for certain contracts it appears that Telesat would be considered as an agent in the arrangement as opposed to the principal. This will result in a reclassification between revenue and operating expenses, which will decrease both revenue and operating expenses in future years. There is no impact on net income as a result of this change.

•	Additional disclosures will be required as a result of the new standard.

The Company has not yet finalized the quantification of the above noted impacts of this adoption as it continues to evaluate the impact of IFRS 15 and emerging guidance.

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

This standard is effective for annual periods beginning on or after January 1, 2018. Based on the evaluations to date, the Company has identified the following area which will be affected:

•	An amount will be required to be recognized relating to the repricing of the Term Loan B — U.S. Facility which reduced the applicable margin from 3.75% to 3.00% on February 1, 2017. Telesat estimates that the indebtedness will decrease, deferred tax liabilities will increase and accumulated earnings will increase as a result of IFRS 9 on January 1, 2018. Going forward, this change will result in immaterial higher annual interest expense being recorded.

The Company has not yet finalized the quantification of the above noted impacts of this adoption as it continues to evaluate the impact of the changes to IFRS 9 and emerging guidance.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

Share-based payments

In June 2016, amendments were issued by the IASB for IFRS 2, Share-based Payments. These amendments clarify the accounting treatment and disclosure requirements for certain types of share-based payment transactions, including cash settled share-based payment transactions, share-based payment transactions with a net settlement feature for withholding tax obligations, as well as modifications of share-based payment transactions from cash settled to equity settled. These amendments are effective for annual periods beginning on or after January 1, 2018. The Company does not anticipate that the amendment to this standard will have a material impact on the consolidated financial statements.

Income taxes

IFRIC 23, Uncertainty over Income Taxes Treatments was issued by the IASB in June 2017. The interpretation clarifies how to apply the recognition and measurement requirements in IAS 12, Income Taxes when there is uncertainty over income tax treatments. This interpretation is effective for annual reporting periods beginning on or after January 1, 2019. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements.

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

 Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

The accounting estimates and assumptions critical to the determination of the amounts reported in the financial statements were as follows:

Derivative financial instruments measured at fair value

Derivative financial assets and liabilities measured at fair value were $64.9 million and $5.5 million, respectively, as at December 31, 2017 (December 31, 2016 — $14.9 million and $14.7 million, respectively).

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

Impairment of goodwill

Goodwill represented $2,446.6 million of total assets as at December 31, 2017 and 2016. Determining whether goodwill is impaired requires an estimation of the Company’s value which requires management to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, tax rates and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Impairment of intangible assets

Intangible assets represented $813.0 million of total assets as at December 31, 2017 (December 31, 2016 — $832.5 million). Impairment of intangible assets is tested annually or more frequently if indicators of impairment or reversal of a prior impairment loss exist. The impairment analysis requires the Company to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, discount rates, tax rates and annual growth rates. Significant judgments are made in establishing these assumptions. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

6. SEGMENT INFORMATION

Telesat operates in a single reportable industry segment, in which it provides satellite-based services to its broadcast, enterprise and consulting customers around the world.

The Company derives revenue from the following services:

●	Broadcast — Direct-to-home television, video distribution and contribution, and occasional use services.
●	Enterprise — Telecommunication carrier and integrator, government, consumer broadband, resource, maritime and aeronautical, retail and satellite operator services.
●	Consulting and other — Consulting services related to space and earth segments, government studies, satellite control services, and research and development.

Revenue derived from the above services were as follows:

Years ended December 31,	2017	2016	2015
Broadcast	$472,751	$486,434	$492,633
Enterprise	430,343	420,138	434,555
Consulting and other	24,313	24,282	27,719
Revenue	$927,407	$930,854	$954,907

Geographic Information

Revenue by geographic regions was based on the point of origin of the revenue, which was the destination of the billing invoice, and was allocated as follows:

Years ended December 31,	2017	2016	2015
Canada	$415,575	$426,193	$431,005
United States	311,159	319,473	322,679
Europe, Middle East & Africa	80,532	64,624	84,877
Latin America & Caribbean	78,921	83,244	88,794
Asia & Australia	41,220	37,320	27,552
Revenue	$927,407	$930,854	$954,907

The Company’s satellites are in geosynchronous orbit. For disclosure purposes, the satellites, and the intangible assets have been classified based on ownership. Satellites, property and other equipment, and intangible assets by geographic regions were allocated as follows:

As at December 31,	2017	2016
Canada	$976,349	$1,152,337
Europe, Middle East & Africa	693,903	620,219
United States	118,512	139,064
All others	3,083	3,791
Satellites, property and other equipment	$1,791,847	$1,915,411

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

6. SEGMENT INFORMATION – (continued)

As at December 31,	2017	2016
Canada	$734,061	$744,150
United States	39,190	42,471
Latin America & Caribbean	30,510	35,736
All others	9,234	10,155
Intangible assets	$812,995	$832,512

Other long-term financial assets and other long-term assets by geographic regions were allocated as follows:

As at December 31,	2017	2016
Canada	$72,395	$25,176
Europe, Middle East & Africa	8,059	8,764
All others	3,077	1,747
Other long-term financial assets	$83,531	$35,687

As at December 31	2017	2016
Canada	$2,885	$3,372
Europe, Middle East & Africa	171	443
Other long-term assets	$3,056	$3,815

Goodwill was not allocated to geographic regions.

Major Customers

For the years ended December 31, 2017, 2016 and 2015, there were three significant customers each representing more than 10% of consolidated revenue.

7. OPERATING EXPENSES

Years ended December 31,	2017	2016	2015
Compensation and employee benefits(a)	$85,135	$71,841	$65,819
Other operating expenses(b)	42,895	39,359	41,947
Cost of sales(c)	59,657	63,723	76,513
Operating expenses	$187,687	$174,923	$184,279

(a)	Compensation and employee benefits included salaries, bonuses, commissions, post-employment benefits and charges arising from share-based compensation. The balance for the year ended December 31, 2017 included $14.2 million of expenses associated with a special payment to stock option holders, including associated benefit expenses. There were no expenses for the special payment recognized in the year ended December 31, 2016 and 2015.
(b)	Other operating expenses included general and administrative expenses, marketing expenses, in-orbit insurance expenses, professional fees and facility costs.
(c)	Cost of sales included the cost of third-party satellite capacity, the cost of equipment sales and other costs directly attributable to fulfilling the Company’s obligations under customer contracts.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

8. OTHER OPERATING GAINS (LOSSES), NET

Years ended December 31,	2017	2016	2015
Insurance proceeds	$6,171	$—	$—
Loss on disposal of assets	(269)	(2,565)	(30)
Other operating gains (losses), net	$5,902	$(2,565)	$(30)

9. INTEREST EXPENSE

Years ended December 31,	2017	2016	2015
Interest on indebtedness	$209,136	$195,523	$182,506
Interest on derivative instruments	3,071	2,303	3,721
Interest on satellite performance incentive payments	4,750	5,548	4,362
Interest on employee benefit plans (Note 29)	1,511	1,733	1,976
Capitalized interest (Note 16)	(18,324)	(6,292)	(9,268)
Interest expense	$200,144	$198,815	$183,297

10. INCOME TAXES

Years ended December 31,	2017	2016	2015
Current tax expense	$111,510	$75,634	$111,579
Deferred tax (recovery) expense	(31,265)	8,272	(22,850)
Tax expense	$80,245	$83,906	$88,729

A reconciliation of the statutory income tax rate, which is a composite of Canadian federal and provincial rates, to the effective income tax rate was as follows:

Year ended December 31,	2017	2016	2015
Income (loss) before tax	$585,298	$376,806	$(178,210)
Multiplied by the statutory income tax rates	26.60%	26.61%	26.53%
	155,689	100,268	(47,279)
Income tax recorded at rates different from the Canadian tax rate	309	(6,410)	1,887
Permanent differences	(46,383)	15,594	62,025
Effect on deferred tax balances due to changes in income tax rates	(2,120)	(140)	1,554
Effect of temporary differences not recognized as deferred tax assets	(25,789)	(27,286)	76,009
Previously unrecognized tax losses and credits	—	—	(4,392)
Other	(1,461)	1,880	(1,075)
Tax expense	$80,245	$83,906	$88,729
Effective income tax rate	13.71%	22.27%	(49.79)%

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

10. INCOME TAXES – (continued)

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

As at December 31,	2017	2016
Deferred tax assets
Foreign tax credits	$8,639	$11,447
Minimum tax credits	—	1,462
Financing charges	17,013	9,349
Deferred revenue	1,879	—
Loss carry forwards	52,911	23,873
Employee benefits	10,430	10,084
Other	13	250
Total deferred tax assets	$90,885	$56,465
Deferred tax liabilities
Capital assets	$(244,569)	$(271,442)
Intangibles	(241,731)	(238,908)
Finance charges	(17,889)	(9,943)
Unrealized foreign exchange gains	(27,193)	(2,327)
Deferred revenue	—	(2,234)
Total deferred tax liabilities	$(531,382)	$(524,854)
Deferred tax liabilities, net	$(440,497)	$(468,389)

Deferred tax assets of $4.6 million (December 31, 2016 — $2.8 million) on the balance sheet relate to the Brazil and United Kingdom tax jurisdictions.

Losses and tax credits

Foreign tax credit

The Company has $9.4 million of foreign tax credits which may only be used to offset taxes payable. The deferred tax assets not recognized in respect of these credits was $0.8 million. These credits will begin to expire in 2018.

Loss carry forwards

The Company has Canadian capital losses carried forward of $647.4 million, with no expiration date. Of this total, $208.9 million are considered more likely than not to be realized, resulting in a recognized deferred tax asset of $27.8 million.

The Company has tax losses carried forward of $2.6 million in Brazil. The Company also has tax losses in the United Kingdom of $142.5 million, principally related to accelerated asset depreciation that can be carried forward indefinitely.

Investments in subsidiaries

As at December 31, 2017, the Company had temporary differences of $1.7 million associated with investments in subsidiaries for which no deferred tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and it is not probable that these differences will reverse in the foreseeable future.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

11. TRADE AND OTHER RECEIVABLES

As at December 31,	2017	2016
Trade receivables	$61,177	$51,480
Trade receivables due from related parties (Note 33)	82	77
Less: Allowance for doubtful accounts	(2,662)	(3,514)
Net trade receivables	58,597	48,043
Other receivables	6,389	7,847
Other receivables due from related parties (Note 33)	—	(251)
Trade and other receivables	$64,986	$55,639

Allowance for doubtful accounts

The movement in the allowance for doubtful accounts was as follows:

Years ended December 31,	2017	2016
Allowance for doubtful accounts, beginning of year	$3,514	$3,779
(Reversals) provisions for impaired receivables	(110)	201
Receivables written off	(586)	(628)
Impact of foreign exchange	(156)	162
Allowance for doubtful accounts, end of year	$2,662	$3,514

12. OTHER CURRENT FINANCIAL ASSETS

As at December 31,	2017	2016
Security deposits	$2,275	$2,548
Derivative assets (Note 27)	162	—
Other current financial assets	$2,437	$2,548

13. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As at December 31,	2017	2016
Prepaid expenses(a)	$3,848	$4,534
Income tax recoverable	945	51,799
Inventory(b)	2,998	3,917
Deferred charges(c)	543	603
Other	169	254
Prepaid expenses and other current assets	$8,503	$61,107

(a)	Prepaid expenses were primarily comprised of prepaid satellite in-orbit insurance, prepaid general liability insurance and prepaid license fees.

(b)	As at December 31, 2017, inventory consisted of $2.3 million of finished goods (December 31, 2016 — $3.3 million) and $0.7 million of work in process (December 31, 2016 — $0.6 million). During the year, $11.7 million was recognized as cost of equipment sales and recorded as an operating expense (December 31, 2016 — $9.8 million, December 31, 2015 — $13.1 million).

(c)	Deferred charges included deferred financing charges relating to the Revolving Credit Facility.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

14. OTHER LONG-TERM FINANCIAL ASSETS

As at December 31,	2017	2016
Long-term receivables	$12,898	$14,453
Security deposits	5,910	6,303
Derivative assets (Note 27)	64,723	14,931
Other long-term financial assets	$83,531	$35,687

15. OTHER LONG-TERM ASSETS

As at December 31,	2017	2016
Prepaid expenses	$245	$645
Deferred charges	1,153	1,512
Income tax recoverable	1,356	1,356
Other	302	302
Other long-term assets	$3,056	$3,815

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

16. SATELLITES, PROPERTY AND OTHER EQUIPMENT

	Satellites	Property and other equipment	Assets under construction	Total
Cost as at January 1, 2016	$3,213,581	$233,675	$48,057	$3,495,313
Additions	—	1,736	227,222	228,958
Disposals/retirements	—	(12,100)	—	(12,100)
Reclassifications and transfers from assets under construction	—	6,130	(6,130)	—
Impact of foreign exchange	(10,478)	(233)	1,619	(9,092)
Cost as at December 31, 2016 and January 1, 2017	3,203,103	229,208	270,768	3,703,079
Additions	—	3,270	139,212	142,482
Disposals/retirements	—	(2,982)	—	(2,982)
Reclassifications and transfers from assets under construction	—	11,816	(11,816)	—
Impact of foreign exchange	(22,925)	(2,092)	(21,199)	(46,216)
Cost as at December 31, 2017	$3,180,178	239,220	376,965	3,796,363
Accumulated depreciation and impairment as at January 1, 2016	$(1,438,995)	$(131,053)	$—	$(1,570,048)
Depreciation	(209,804)	(14,969)	—	(224,773)
Disposals/retirements	—	9,535	—	9,535
Impact of foreign exchange	(2,522)	140	—	(2,382)
Accumulated depreciation and impairment as at December 31, 2016 and January 1, 2017	(1,651,321)	(136,347)	—	(1,787,668)
Depreciation	(206,439)	(14,619)	—	(221,058)
Disposals/retirements	—	2,564	—	2,564
Impact of foreign exchange	568	1,078	—	1,646
Accumulated depreciation and impairment as at December 31, 2017	$(1,857,192)	$(147,324)	$—	$(2,004,516)
Net carrying values
As at December 31, 2016	$1,551,782	$92,861	$270,768	$1,915,411
As at December 31, 2017	$1,322,986	$91,896	$376,965	$1,791,847

Substantially all of the Company’s satellites, property and other equipment have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities as at December 31, 2017 and 2016 (Note 24).

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

16. SATELLITES, PROPERTY AND OTHER EQUIPMENT – (continued)

Borrowing costs

Borrowing costs of $18.3 million were capitalized for the year ended December 31, 2017 (December 31, 2016 — $6.3 million, December 31, 2015 — $9.3 million). The average capitalization rate was 5% (5% in 2016 and 2015), representing the Company’s weighted average cost of debt. Of the total capitalized borrowing costs, $1.2 million was capitalized to intangible assets for the year ended December 31, 2017 (December 31, 2016 — $0.3 million, December 31, 2015- $nil) with the remaining balance capitalized to satellites, property and other equipment.

Impairment

No impairment was recognized for the years ended December 31, 2017, 2016 and 2015.

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

17. INTANGIBLE ASSETS

The intangible assets are split between assets with finite and indefinite lives.

The indefinite life intangible assets are summarized below.

	Orbital slots	Trade name	Intellectual property	Total indefinite life intangibles
Cost as at January 1, 2016	$610,611	$17,000	$—	$627,611
Additions	—	—	13,161	13,161
Disposals/retirements	—	—	—	—
Impact of foreign exchange	(1,214)	—	—	(1,214)
Cost as at December 31, 2016 and January 1, 2017	609,397	17,000	13,161	639,558
Additions	—	—	12,577	12,577
Disposals/retirements	—	—	—	—
Impact of foreign exchange	(2,654)	—	—	(2,654)
Cost as at December 31, 2017	$606,743	$17,000	$25,738	$649,481
Accumulated impairment as at January 1, 2016	$(1,100)	$—	$—	$(1,100)
Impairment	—	—	—	—
Accumulated impairment as at December 31, 2016 and January 1, 2017	(1,100)	—	—	(1,100)
Impairment	—	—	—	—
Accumulated impairment as at December 31, 2017	$(1,100)	$—	$—	$(1,100)
Net carrying values
As at December 31, 2016	$608,297	$17,000	$13,161	$638,458
As at December 31, 2017	$605,643	$17,000	$25,738	$648,381

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS – (continued)

The finite life intangible assets are summarized below.

	Revenue backlog	Customer relationships	Customer contracts	Transponder rights	Concession rights	Other	Total finite life intangibles
Cost as at January 1, 2016	$245,989	$198,807	$23,142	$16,718	$1,154	$59	$485,869
Additions	—	—	—	—	31,479	—	31,479
Disposals/retirements	(9,974)	—	—	—	—	—	(9,974)
Impact of foreign exchange	(119)	(155)	—	—	5,942	—	5,668
Cost as at December 31, 2016 and January 1, 2017	235,896	198,652	23,142	16,718	38,575	59	513,042
Additions	—	—	—	—	155	—	155
Disposals/retirements	—	(1)	—	—	—	—	(1)
Impact of foreign exchange	(261)	(337)	—	—	(3,140)	—	(3,738)
Cost as at December 31, 2017	$235,635	$198,314	$23,142	$16,718	$35,590	$59	$509,458
Accumulated amortization and impairment as at January 1, 2016	$(190,346)	$(97,422)	$(3,615)	$(9,093)	$(480)	$(27)	$(300,983)
Amortization	(10,647)	(11,437)	(2,720)	(924)	(1,959)	(3)	(27,690)
Disposals/retirements	9,974	—	—	—	—	—	9,974
Impact of foreign exchange	102	9	—	—	(400)	—	(289)
Accumulated amortization and impairment as at December 31, 2016 and January 1, 2017	(190,917)	(108,850)	(6,335)	(10,017)	(2,839)	(30)	(318,988)
Amortization	(8,749)	(11,434)	(2,890)	(925)	(2,329)	(3)	(26,330)
Disposals/retirements	—	1	—	—	—	—	1
Impact of foreign exchange	243	141	—	—	89	—	473
Accumulated amortization and impairment as at December 31, 2017	$(199,423)	$(120,142)	$(9,225)	$(10,942)	$(5,079)	$(33)	$(344,844)
Net carrying values
As at December 31, 2016	$44,979	$89,802	$16,807	$6,701	$35,736	$29	$194,054
As at December 31, 2017	$36,212	$78,172	$13,917	$5,776	$30,511	$26	$164,614

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS – (continued)

The total combined indefinite and finite life intangible assets are summarized below.

	As at December 31, 2017			As at December 31, 2016
	Cost	Accumulated amortization and impairment	Net carrying value	Cost	Accumulated amortization and impairment	Net carrying value
Indefinite life intangibles	$649,481	$(1,100)	$648,381	$639,558	$(1,100)	$638,458
Finite life intangibles	509,458	(344,844)	164,614	513,042	(318,988)	194,054
Total intangibles	$1,158,939	$(345,944)	$812,995	$1,152,600	$(320,088)	$832,512

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

The following are the remaining useful lives of the intangible assets:

Years
Revenue backlog	2 to 7
Customer relationships	1 to 11
Customer contracts	3 to 9
Transponder rights	7
Concession rights	1 to 13
Patent	8

All of the Company’s intangible assets have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities as at December 31, 2017 and 2016 (Note 24).

Impairment

Finite life intangible assets are assessed for impairment at the Company’s CGU level. Indefinite life intangible assets are tested for impairment at the individual asset level. The annual impairment tests for these assets were performed in the fourth quarters of 2017, 2016 and 2015 in accordance with the policy described in Note 4.

No impairment loss was recognized in the years ended December 31, 2017, 2016 and 2015.

The recoverable amount, for indefinite life intangible assets valued using the income approach, which is equal to the fair value less costs of disposal, was calculated using the following assumptions:

	2017	2016	2015
Discount rate	10.00%	10.25% to 10.75%	10.00%

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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

18. GOODWILL

The Company carries goodwill at its cost of $2,446.6 million with no accumulated impairment losses since acquisition.

Impairment

Goodwill is tested for impairment at the entity level because that represents the lowest level at which goodwill supports the Company’s operations and is monitored internally. The annual impairment test on goodwill was performed in the fourth quarters of 2017, 2016, and 2015 in accordance with the policy described in Note 4. The Company’s recoverable amount exceeded the carrying value therefore, no impairment was recognized. The most significant assumptions used in the impairment test were as follows:

	2017	2016	2015
Discount rate	10.0%	10.75%	10.0%
Terminal year growth rate	2.0%	2.0%	2.5%

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

19. TRADE AND OTHER PAYABLES

As at December 31,	2017	2016
Trade payables	$2,659	$2,502
Other payables and accrued liabilities(a)	35,260	41,605
Trade and other payables	$37,919	$44,107

(a)	Other payables and accrued liabilities included payables that are not trade in nature as well as various operating and capital accruals.

20. OTHER CURRENT FINANCIAL LIABILITIES

As at December 31,	2017	2016
Derivative liabilities (Note 27)	$1	$761
Security deposits	1,944	2,664
Satellite performance incentive payments	10,452	10,031
Interest payable(a)	8,929	28,235
Tax indemnification payable	—	10,973
Other	5,029	6,328
Other current financial liabilities	$26,355	$58,992

(a)	Interest payable included interest payable on indebtedness, satellite performance incentive payments, and other current financial liabilities.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

21. OTHER CURRENT LIABILITIES

As at December 31,	2017	2016
Deferred revenue	$66,449	$73,900
Decommissioning liabilities (Note 23)	1,205	114
Uncertain tax positions	1,315	1,315
Income taxes payable	4,121	2,135
Other	4,234	2,984
Other current liabilities	$77,324	$80,448

22. OTHER LONG-TERM FINANCIAL LIABILITIES

As at December 31,	2017	2016
Derivative liabilities (Note 27)	$5,527	$13,952
Security deposits	328	472
Satellite performance incentive payments	52,509	65,954
Other	467	874
Other long-term financial liabilities	$58,831	$81,252

23. OTHER LONG-TERM LIABILITIES

As at December 31,	2017	2016
Deferred revenue	$323,709	$317,907
Accrued benefit liabilities (Note 29)	40,065	36,718
Uncertain tax positions	175	175
Decommissioning liabilities(a)	1,590	1,669
Other	340	392
Other long-term liabilities	$365,879	$356,861

(a)	The current and long-term decommissioning liabilities on property and equipment were $2.8 million (December 31, 2016 — $1.8 million). The decommissioning liabilities are for the restoration of leased buildings and teleports. During the years ended December 31, 2017 and 2016, $0.1 million was recorded as interest expense with no decommissioning liabilities derecognized. It is expected that the decommissioning liabilities will mature between 2018 and 2062.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS

As at December 31,	2017	2016
Senior Secured Credit Facilities(a)
Revolving Credit Facility	$—	$—
Term Loan B – U.S. Facility (December 31, 2017 – USD$2,399,686, December 31, 2016 – USD$2,423,925)	3,016,645	3,257,998
8.875% Senior Notes (USD$500,000)(c)	628,550	672,050
	3,645,195	3,930,048
Less: deferred financing costs, interest rate floors and prepayment options(d)	(101,818)	(78,410)
	3,543,377	3,851,638
Less: current indebtedness	(14,486)	(21,931)
Long-term indebtedness	$3,528,891	$3,829,707

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

On February 1, 2017, Telesat amended its Senior Secured Credit Facilities. The amendment to the Senior Secured Credit Facilities reduced the applicable margin on the Term Loan B – U.S. Facility from 3.75% to 3.00%. Additional debt issue costs of $38.4 million were incurred in connection with this amendment.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS – (continued)

(a)	The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. The Credit Agreement requires Telesat Canada and the Guarantors to comply with a First Lien Net Leverage Ratio. As at December 31, 2017 and 2016, Telesat was in compliance with this covenant.

Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Up to February 1, 2017, this repayment was equal to one quarter of 1% of the initial aggregate principal amount and is payable on a quarterly basis. As at February 1, 2017, the repayment is equal to one quarter of 1% of the value of the loan at the time of the amendment and is payable on a quarterly basis.

The Senior Secured Credit Facilities have several tranches which are described below:

(i)	A Revolving Credit Facility (“Revolving Facility”) of up to $200 million U.S. dollars (or Canadian dollar equivalent) is available to Telesat. This Revolving Facility matures on November 17, 2021 and is available to be drawn at any time in U.S. funds or Canadian dollar equivalent funds. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 1.5% to 2.00% is applied to the Prime Rate and ABR as these interest rates are defined in the Senior Credit Facilities. For Bankers Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 2.50% to 3.00% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. The Revolving Facility has an unused commitment fee of 40 basis points. As at December 31, 2017, other than $0.2 million (December 31, 2016 – $0.1 million) in drawings related to letters of credit, there were no borrowings under this facility.

(ii)	The U.S. TLB Facility is a USD$2,430 million facility maturing on November 17, 2023. The outstanding borrowings under the U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the Senior Secured Credit Facilities, but not less than 0.75%, plus an applicable margin of 3.00%; or (ii) Alternative Base Rate as determined in accordance with the terms of the Senior Secured Credit Facilities plus an applicable margin of 2.00%. The weighted average effective interest rate was 4.86% for the year ended December 31, 2017 (44-day period ended December 31, 2016 – 4.94%). On February 1, 2017, we amended the Senior Secured Credit Facilities to reduce the applicable margin to 3.00% from 3.75% on the then outstanding USD$2,424 million.

The former senior secured credit facilities, which was fully repaid on November 17, 2016, had several tranches which are described below:

(i)	The former Revolving Facility was a borrowing facility of up to $140 million Canadian dollars (or U.S. dollars equivalent). The drawn loans bore interest at a floating rate plus an applicable margin of 2.00% for prime rate and ABR loans and 3.00% for BA and Eurodollar loans. Undrawn amounts under the facility were subject to a commitment fee of 50 basis points.

(ii)	The Term Loan A Facility (“TLA Facility”) was initially a $500 million facility. Loans under this facility bore interest at a floating rate of the BA plus an applicable margin of 3.00%.

(iii)	The former U.S. TLB Facility was initially a USD$1,746 million facility. Borrowings under the U.S. TLB Facility bore interest at a floating rate of LIBOR, but not less than 0.75%, plus an applicable margin of 2.75%.

(iv)	The Canadian TLB Facility was initially a $140 million facility. Borrowings under the Canadian TLB Facility bore interest at a floating rate of the BA borrowing, but not less than 1.00%, plus an applicable margin of 3.25%.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS – (continued)

(b)	The 6.0% Senior Notes bore interest at an annual rate of 6.0%. The total balance of the Senior Notes was USD$900 million, with USD$700 million issued in May 2012, and an additional USD$200 million issued in October 2012. The Senior Notes were repaid in full to the indenture trustee on November 17, 2016.

(c)	The Senior Notes bear interest at an annual rate of 8.875% and are due November 17, 2024. The total balance of the Senior Notes is USD$500 million. The Senior Notes include covenants or terms that restrict the Company’s ability to, among other things: (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred shares, (ii) incur liens, (iii) pay dividends, or make certain restricted payments or investments, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) consolidate, merge, sell or otherwise dispose of substantially all assets, (vii) create restrictions on the ability to pay dividends, make loans, and sell assets, and (viii) designate subsidiaries as unrestricted subsidiaries. The weighted average effective interest rate for the year ended December 31, 2017 was 8.80% (44-day period ended December 31, 2016 – 8.80%).

(d)	The Senior Secured Credit Facilities and 8.875% Senior Notes included the following deferred financing costs, interest rate floor and prepayment option:

(i)	The U.S. TLB Facility and 8.875% Senior Notes were presented on the balance sheet net of related deferred financing costs of $87.7 million as at December 31, 2017 (December 31, 2016 – $61.8 million). The deferred financing costs are amortized using the effective interest method.

(ii)	The indenture agreement for the 8.875% Senior Notes contained provisions for certain prepayment options (Note 27) which were fair valued at the time of debt issuance. The initial fair value impact of the prepayment option related to the 8.875% Senior Notes was an $8.7 million increase to the indebtedness at their inception date. This liability is subsequently amortized using the effective interest method and had a carrying amount of $7.8 million as at December 31, 2017 (December 31, 2016 – $8.6 million).

(iii)	The initial fair value impact, in November 2016, of the interest rate floor on the U.S. TLB Facility was a decrease to the indebtedness of $25.6 million. This asset is subsequently amortized using the effective interest method and had a carrying amount of $21.9 million as at December 31, 2017 (December 31, 2016 – $25.2 million).

The former senior secured credit facilities and 6.0% Senior Notes included the following deferred financing costs, interest rate floors, prepayment option and premiums:

(i)	The TLA Facility, former U.S. TLB Facility, Canadian TLB Facility and 6% Senior Notes were presented on the balance sheet net of related deferred financing costs. Any unamortized deferred financing costs as at November 17, 2016, were written off against loss on refinancing upon repayment of the indebtedness.

(ii)	The indenture agreement for the 6.0% Senior Notes contained provisions for certain prepayment options which were fair valued at the time of debt issuance. The fair value of the prepayment option related to the 6.0% Senior Notes was allocated to the indebtedness at their inception date. Any unamortized prepayment option as at November 17, 2016, were written off against loss on refinancing upon repayment of the indebtedness.

(iii)	The initial fair value impact of the premiums on the 6.0% Senior Notes was an increase to the indebtedness of $7.0 million. This liability was subsequently amortized using the effective interest method. Any unamortized premiums as at November 17, 2016, were written off against loss on refinancing upon repayment of the indebtedness.

(iv)	The initial fair value impact, in March 2012, of the interest rate floors on the former U.S. TLB Facility was a decrease to the indebtedness of $44.3 million. This asset was subsequently amortized using the effective interest method. Any unamortized interest rate floors as at November 17, 2016, were written off against loss on refinancing upon repayment of the indebtedness.

(v)	The initial fair value impact, in March 2012, of the interest rate floors on the Canadian TLB Facility was a decrease to the indebtedness of $1.7 million. This asset was subsequently amortized using the effective interest method. Any unamortized interest rate floors as at November 17, 2016, were written off against loss on refinancing upon repayment of the indebtedness.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS – (continued)

The short-term and long-term portions of deferred financing costs, interest rate floor and prepayment option were as follows:

As at December 31,	2017	2016
Short-term deferred financing costs	$13,435	$8,224
Long-term deferred financing costs	74,278	53,570
	$87,713	$61,794
Short-term interest rate floor	$3,413	$3,297
Long-term interest rate floor	18,483	21,900
	$21,896	$25,197
Short-term prepayment option	$(863)	$(790)
Long-term prepayment option	(6,928)	(7,791)
	$(7,791)	$(8,581)
Deferred financing costs, interest rate floor and prepayment option	$101,818	$78,410

The outstanding principal balance of indebtedness, excluding deferred financing costs, interest rate floor and prepayment option will be repaid as follows (in millions of Canadian dollars):

2018	2019	2020	2021	2022	Thereafter	Total
$30.5	$30.5	$30.5	$30.5	$30.5	$3,492.7	$3,645.2

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

25. SHARE CAPITAL

The number of shares and stated value of the outstanding shares were as follows:

	2017		2016
As at December 31,	Number of shares	Stated value	Number of shares	Stated value
Common Shares	74,252,460	$26,580	74,252,460	$340,602
Voting Participating Preferred Shares	7,034,444	48,246	7,034,444	77,995
Non-Voting Participating Preferred Shares	38,391,823	77,846	38,384,823	240,128
Director Voting Preferred Shares	1,000	10	1,000	10
Share capital		$152,682		$658,735

In November 2017, 2016 and 2015, dividends were declared and paid on the Director Voting Preferred Shares.

In 2016, a former employee exercised 178,642 stock options, on a net settlement basis, in exchange for 129,400 Non-Voting Participating Preferred Shares with a stated value of $1.9 million.

In January 2017, the Board of Directors approved a cash distribution to shareholders, as a reduction of stated capital, in the amount of approximately $387.2 million U.S. dollars. These distributions were made during the first quarter of 2017.

In January 2017, 7,000 stock options granted under the Company’s stock incentive plan were exercised for 7,000 Non-Voting Participating Preferred Shares in exchange for $0.1 million.

There were no changes to the rights, privileges or conditions associated to each class of shares.

The authorized share capital of the Company is comprised of: (i) an unlimited number of Common Shares, Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares, Redeemable Common Shares, and Redeemable Non-Voting Participating Preferred Shares, (ii) 1,000 Director Voting Preferred Shares, and (iii) 325,000 Senior Preferred Shares. None of the Redeemable Common Shares, Redeemable Non-Voting Participating Preferred Shares or Senior Preferred Shares have been issued as at December 31, 2017 or 2016. The Company’s share-based compensation plans have authorized the grant of up to 13,273,779 options to purchase Non-Voting Participating Preferred Shares (Note 28).

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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

25. SHARE CAPITAL – (continued)

Voting Participating Preferred Shares

The rights, privileges and conditions of the Voting Participating Preferred Shares are identical in all respects to those of the Common Shares, except for the following:

●	The holders of Voting Participating Preferred Shares are not entitled to vote at meetings of the shareholders of the Company on resolutions electing directors.

●	For all other meetings of the shareholders of the Company, the holders of Voting Participating Preferred Shares are entitled to a variable number of votes per Voting Participating Preferred Share based on the number of Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares and Redeemable Non-Voting Participating Preferred Shares outstanding on the record date of the given meeting of the shareholders of the Company.

●	The Voting Participating Preferred Shares are convertible, at any time, at the holders’ option into Common Shares or Non-Voting Participating Preferred Shares on a one-for-one basis as long as the result of such conversion does not cause the Company to cease to be a “qualified corporation” within the meaning of the Canadian Telecommunication Common Carrier Ownership and Control Regulations pursuant to the Telecommunications Act (Canada).

The Voting Participating Preferred Shares have no par value.

Non-Voting Participating Preferred Shares

The rights, privileges and conditions of the Non-Voting Participating Preferred Shares are identical in all respects to those of the Common Shares, except for the following:

●	The holders of Non-Voting Participating Preferred Shares are not entitled to vote on any matter at meetings of the shareholders of the Company, except in respect of a class vote applicable only to the Non-Voting Participating Preferred Shares.

●	The Non-Voting Participating Preferred Shares are convertible, at any time, at the holders’ option into Common Shares or Voting Participating Preferred Shares on a one-for-one basis as long as the result of such conversion does not cause the Company to cease to be a “qualified corporation” within the meaning of the Canadian Telecommunication Common Carrier Ownership and Control Regulations pursuant to the Telecommunications Act (Canada).

The Non-Voting Participating Preferred Shares have no par value.

Director Voting Preferred Shares

The rights, privileges and conditions of the Director Voting Preferred Shares are identical in all respects to those of the Common Shares, except for the following:

●	The holders of Director Voting Preferred Shares are entitled to receive notice of and to attend all meetings of the shareholders of the Company at which directors of the Company are to be elected. The holders of the Director Voting Preferred Shares are not entitled to attend meetings of the shareholders of the Company and have no right to vote on any matter other than the election of directors of the Company.

●	The holders of Director Voting Preferred Shares are entitled to receive annual non-cumulative dividends of $10 per share if declared by the Board of Directors of the Company, in priority to the payment of dividends on the Common Shares, Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares, Redeemable Common Shares, and Redeemable Non-Voting Participating Preferred Shares, but after payment of any accrued dividends on the Senior Preferred Shares.

●	In the event of liquidation, wind-up or dissolution, the holders of Director Voting Preferred Shares are entitled to receive $10 per share in priority to the payment of dividends on the Common Shares, Voting Participating Preferred Shares,

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

25. SHARE CAPITAL – (continued)

Non-Voting Participating Preferred Shares, Redeemable Common Shares, and Redeemable Non-Voting Participating Preferred Shares, but after payment of any accrued dividends on the Senior Preferred Shares.

●	The Director Voting Preferred Shares are redeemable at the option of the Company, at any time, at a redemption price of $10 per share.

The Director Voting Preferred Shares have a nominal stated value.

26. CAPITAL DISCLOSURES

Telesat is a privately held company. The Company’s financial strategy is designed to maintain compliance with the financial covenant under its Senior Secured Credit Facilities (Note 24), and to maximize returns to its shareholders and other stakeholders. The Company meets these objectives through regular monitoring of the financial covenant and operating results on a quarterly basis. The Company’s overall financial strategy remains unchanged from 2016.

The Company defines its capital as shareholders’ equity (comprising issued share capital, accumulated earnings and excluding reserves) and debt financing (comprising indebtedness and excluding deferred financing costs, prepayment option and interest rate floor as detailed in Note 24).

The Company’s capital at the end of the year was as follows:

As at December 31,	2017	2016
Shareholders’ equity (excluding reserves)	$1,121,090	$1,126,598
Debt financing (excluding deferred financing costs, prepayment option and interest rate floor)	$3,645,195	$3,930,048

If the Revolving Facility is drawn, the Senior Secured Credit Facilities require Telesat Canada to comply with a first lien net leverage ratio test. As at December 31, 2017, the first lien net leverage ratio was 3.74:1.00 (December 31, 2016 – 4.05:1.00), which was less than the maximum test ratio of 5.75:1.00.

The Company’s operating results are tracked against budget on a monthly basis, and this analysis is reviewed by senior management. The Company partly manages its interest rate risk due to variable interest rate debt through the use of interest rate swaps (Note 27).

27. FINANCIAL INSTRUMENTS

Measurement of Risks

The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at December 31, 2017.

Credit risk

Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. As at December 31, 2017, the maximum exposure to credit risk is equal to the carrying value of the financial assets which totaled $630.0 million (December 31, 2016 — $876.3 million).

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks related to trade accounts receivable. The Company’s standard payment terms are 30 days with interest typically charged on balances remaining unpaid at the end of standard payment terms. The Company’s historical experience with customer defaults has been minimal. As at December 31, 2017, North American and International customers made up 39% and 61% of the outstanding trade receivable balance, respectively (December 31, 2016 — 38% and 62%, respectively). Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts as at December 31, 2017 was $2.7 million (December 31, 2016 — $3.5 million).

The Company mitigates the credit risk associated with derivative instruments by entering into them with only high quality financial institutions.

Foreign exchange risk

The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The Company’s main currency exposures lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness with the most significant impact being on the U.S. dollar denominated indebtedness. As at December 31, 2017 and 2016, the entire indebtedness was denominated in U.S. dollars. The Canadian dollar equivalent of the U.S. dollar denominated indebtedness was $3,645.2 million and $3,930.0 million, respectively (before netting of deferred financing costs, interest rate floor and prepayment option).

In July 2016, Telesat entered into four forward foreign exchange contracts which require the Company to pay $7.0 million Canadian dollars to receive 4.2 million British Pounds Sterling. All forward foreign exchange contracts matured by October 31, 2017.

As at December 31, 2017, the impact of a 5 percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar on financial assets and liabilities would have (decreased) increased net income (loss) by $162.0 million (December 31, 2016 — $163.5 million) and increased (decreased) other comprehensive income (loss) by $0.2 million (December 31, 2016 — $nil million). This analysis assumes that all other variables, in particular interest rates, remain constant.

Interest rate risk

The Company is exposed to interest rate risk on its cash and cash equivalents and its indebtedness. The interest rate risk on the indebtedness is from a portion of the indebtedness having a variable interest rate. Changes in the interest rates could impact the amount of interest that the Company is required to pay or receive.

In October 2017, the Company entered into four interest rate swaps to hedge the interest rate risk associated with the variable interest rate on $1,800.0 million of the U.S. denominated Term Loan B at fixed interest rates, excluding applicable margins, ranging from 1.72% to 2.04%. These contracts mature between September 2019 and September 2022. As at December 31, 2016, the Company had no outstanding interest rate swaps.

If the interest rates on the unhedged variable rate indebtedness change by 0.25%, excluding the potential impact of interest rate floors, the result would be an increase or decrease to net income (loss) of $6.5 million for the year ended December 31, 2017 (December 31, 2016 — $5.9 million).

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS – (continued)

Liquidity risk

The Company maintains credit facilities to ensure it has sufficient funds available to meet current and foreseeable financial requirements.

The contractual maturities of financial liabilities as at December 31, 2017 were as follows:

	Carrying amount	Contractual cash flows (undiscounted)	2018	2019	2020	2021	2022	Thereafter
Trade and other payables	$37,919	$37,919	$37,919	$—	$—	$—	$—	$—
Customer and other deposits	2,272	2,272	2,026	17	9	220	—	—
Satellite performance incentive payments	64,074	83,168	13,240	12,677	10,551	9,180	8,259	29,261
Other financial liabilities	5,527	5,599	4,798	458	343	—	—	—
Indebtedness (1)	3,652,980	4,861,554	230,933	229,012	227,945	225,986	223,650	3,724,028
	$3,762,772	$4,990,512	$288,916	$242,164	$238,848	$235,386	$231,909	$3,753,289

(1)	Indebtedness excludes deferred financing costs, interest rate floor and prepayment option.

The interest payable and interest payments included in the carrying value and contractual cash flows, respectively, in the above table, were as follows:

	Interest payable	Interest payments
Satellite performance incentive payments	$1,113	$19,394
Other financial liabilities	$31	$103
Indebtedness	$7,785	$1,216,359

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS – (continued)

Financial assets and liabilities recorded on the balance sheets and the fair value hierarchy levels used to calculate those values were as follows:

As at December 31, 2017	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$479,045	$—	$—	$479,045	$479,045	Level 1
Trade and other receivables	64,986	—	—	64,986	64,986	(3)
Other current financial assets (1)	2,275	162	—	2,437	2,437	Level 1, Level 2
Other long-term financial assets (1)	18,808	64,723	—	83,531	83,531	Level 1, Level 2
Trade and other payables	—	—	(37,919)	(37,919)	(37,919)	(3)
Other current financial liabilities	—	(1)	(26,354)	(26,355)	(27,791)	Level 2
Other long-term financial liabilities	—	(5,527)	(53,304)	(58,831)	(59,648)	Level 2
Indebtedness (2)	—	—	(3,645,195)	(3,645,195)	(3,723,474)	Level 2
	$565,114	$59,357	$(3,762,772)	$(3,138,301)	$(3,218,833)

As at December 31, 2016	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$782,406	$—	$—	$782,406	$782,406	Level 1
Trade and other receivables	55,639	—	—	55,639	55,639	(3)
Other current financial assets	2,548	—	—	2,548	2,548	Level 1
Other long-term financial assets (1)	20,756	14,931	—	35,687	35,687	Level 1, Level 2
Trade and other payables	—	—	(44,107)	(44,107)	(44,107)	(3)
Other current financial liabilities	—	(761)	(58,231)	(58,992)	(61,368)	Level 2
Other long-term financial liabilities	—	(13,952)	(67,300)	(81,252)	(82,781)	Level 2
Indebtedness (2)	—	—	(3,930,048)	(3,930,048)	(3,992,467)	Level 2
	$861,349	$218	$(4,099,686)	$(3,238,119)	$(3,304,443)

(1)	Other current and long-term financial assets classified as fair value through profit or loss were calculated using level 2 of the fair value hierarchy. All other balances were calculated using level 1 of the fair value hierarchy.

(2)	Indebtedness excludes deferred financing costs, interest rate floor and prepayment option.

(3)	Trade and other receivables and trade and other payables approximate fair value due to the short-term maturity of these instruments.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

The carrying amounts of cash and cash equivalents, trade and other receivables, and trade and other payables approximate fair value due to the short-term maturity of these instruments. As at December 31, 2017, cash and cash equivalents included $90.7 million (December 31, 2016 — $324.7 million) of short-term investments.

The fair value of the satellite performance incentive payments, included in other current and other long-term financial liabilities, was determined using a discounted cash flow methodology. The calculation is performed on a recurring basis. As at December 31, 2017, the discount rate used was 5.7% (December 31, 2016 — 5.5%).

The fair value of the indebtedness was based on transactions and quotations from third parties considering market interest rates and excluding deferred financing costs, interest rate floor and prepayment option. The calculation of the fair value of the indebtedness is performed on a recurring basis. The rates used were as follows:

As at December 31,	2017	2016
Senior Secured Credit Facilities
Term Loan B – U.S. Facility	100.13%	101.00%
8.875% Senior Notes	111.83%	104.44%

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

The discount rates used to discount cash flows as at December 31, 2017 ranged from 1.56% to 2.31% (December 31, 2016 — 0.77% to 2.15%).

The fair value of the forward foreign exchange contracts was calculated using the forward foreign exchange rates against British Pound Sterling for the same transactions at the valuation date. The forward foreign exchange rates as at December 31, 2016 ranged from 1.6501 to 1.6509. All forward foreign exchange contracts matured by October 2017.

The fair value of the derivative assets and liabilities was calculated based on the level 2 of the fair value hierarchy. The current and long-term portions of the fair value of the Company’s derivative assets and liabilities, as at each balance sheet date, were as follows:

As at December 31, 2017	Other current financial assets	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total
Interest rate floors	$—	$—	$(1)	$(5,527)	$(5,528)
Interest rate swaps	162	18,945	—	—	19,107
Prepayment option	—	45,778	—	—	45,778
	$162	$64,723	$(1)	$(5,527)	$59,357

As at December 31, 2016	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total
Interest rate floors	$—	$(728)	$(13,952)	$(14,680)
Forward foreign exchange contracts	—	(33)	—	(33)
Prepayment option	14,931	—	—	14,931
	$14,931	$(761)	$(13,952)	$218

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS – (continued)

The reconciliation of the fair value of derivative assets and liabilities was as follows:

Fair value, December 31, 2015 and January 1, 2016	$8,822
Derivatives recognized at inception
Interest rate floors	(25,581)
Prepayment option	8,671
Realized losses on derivatives
Forward foreign exchange contract	(130)
Unrealized gains (losses) on derivatives
Interest rate floors	18,781
Prepayment option	(13,108)
Interest rate swaps	2,237
Forward foreign exchange contracts	97
Impact of foreign exchange	429
Fair value, December 31, 2016 and January 1, 2017	218
Realized losses on derivatives
Forward foreign exchange contract	(207)
Unrealized gains on derivatives
Interest rate floors	7,861
Prepayment option	33,018
Interest rate swaps	19,394
Forward foreign exchange contracts	240
Impact of foreign exchange	(1,167)
Fair value, December 31, 2017	$59,357

28. SHARE-BASED COMPENSATION PLANS

Telesat Canada Stock Incentive Plans

In September 2008 and April 2013, Telesat adopted share-based compensation plans (the “stock incentive plans”) for certain key employees of the Company and its subsidiaries. The stock incentive plans provide for the grant of up to 13,273,779 options, 8,824,646 authorized in 2008, 4,036,729 authorized in 2013, 62,404 authorized in 2015 and an additional 350,000 authorized in 2017, to purchase Non-Voting Participating Preferred Shares of Telesat Canada, convertible into Common Shares.

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

In August 2017, Telesat authorized the exchange of 805,835 performance-vesting options for 805,835 time-vesting options. The exchanged amounts included 715,383 unvested performance-vesting options which were exchanged for an equal amount of unvested time-vesting options. A portion of the new unvested time-vesting options will vest upon the next anniversary date of the option holder with the remainder vesting evenly over a three-year period commencing on the sixth anniversary date.

The Company expenses the fair value of stock options that are expected to vest over the vesting period using the Black-Scholes option pricing model. The share-based compensation expense is included in operating expenses.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

In connection with the $387 million U.S. dollars cash distribution to the Company’s shareholders (Note 25), effective January 25, 2017, a special payment was authorized to option holders of $12.8 million U.S. dollars. Of this balance, $10.0 million U.S. dollars has been recorded as an operating expense in 2017, of which $8.0 million U.S. dollars has been paid. The remaining payments will be made in subsequent periods subject to certain conditions being met.

The stock options granted in the current and prior years, and their weighted average fair value were as follows:

	2017	2016	2015
Number of stock options granted	—	—	418,606
Weighted average fair value of options granted	$—	$—	$14.80

The movement in the number of stock options outstanding and their weighted average exercise price were as follows:

	Time vesting option plans		Performance vesting option plans
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at December 31, 2015 and January 1, 2016	3,763,671	$23.65	1,825,324	$19.38
Granted	—		—
Forfeited	(143,440)		(32,684)
Exercised (Note 25)	(86,116)		(92,526)
Repurchased	(857,096)		(396,381)
Expired	—		—
Outstanding at December 31, 2016 and January 1, 2017	2,677,019	$24.54	1,303,733	$20.16
Granted	—		—
Forfeited	(15,507)		(17,638)
Exercised (Note 25)	(3,150)		(3,850)
Exchanged	805,835		(805,835)
Expired	—		—
Outstanding at December 31, 2017	3,464,197	$24.85	476,410	$11.07

The quantity of stock options that are exercisable and the weighted average remaining life were as follows:

As at December 31,	2017	2016
Time vesting option plans	2,612,679	1,779,707
Performance vesting option plans	476,413	582,854
Weighted average remaining life	4 years	6 years

The share-based compensation expense included in the consolidated statements of income (loss) was as follows:

Years ended December 31,	2017	2016	2015
Operating expenses	$2,856	$5,770	$5,369

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. SHARE-BASED COMPENSATION PLANS – (continued)

The weighted average assumptions used to determine the share-based compensation expense for stock options using the Black-Scholes option pricing model were as follows:

	2017	2016	2015
Dividend yield	—%	—%	—%
Expected volatility	24.6%	24.6%	24.6%
Risk-free interest rate	1.83%	1.83%	1.81%
Expected life (years)	10	10	10

The expected volatility is based on the historical volatility.

29. EMPLOYEE BENEFIT PLANS

The expenses included on the consolidated statements of income (loss) and the consolidated statements of comprehensive income (loss) were as follows:

	Pension plans			Other post-employment benefit plans
Years ended December 31,	2017	2016	2015	2017	2016	2015
Consolidated statements of income (loss)
Operating expenses	$6,239	$6,235	$7,659	$243	$221	$494
Interest expense	$650	$875	$933	$861	$858	$1,043
Consolidated statements of comprehensive income (loss)
Actuarial losses (gains) on employee benefit plans	$3,761	$(4,376)	$(1,140)	$1,410	$(724)	$(4,085)

In October 2013, the Company ceased allowing new employees to join certain of the defined benefit plans, except under certain circumstances, and commenced a defined contribution pension plan for new employees.

The Company made contributions of $0.8 million for various defined contribution arrangements during 2017 (December 31, 2016 — $0.8 million).

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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS – (continued)

The balance sheet obligations, distributed between pension and other post-employment benefits, included in other long-term liabilities (Note 23) were as follows:

As at December 31,	2017	2016
Pension benefits	$16,169	$14,330
Other post-employment benefits	23,896	22,388
Accrued benefit liabilities	$40,065	$36,718

The amounts recognized in the balance sheets and the funded statuses of the benefit plans were as follows:

	2017		2016
As at December 31,	Pension	Other	Pension	Other
Present value of funded obligations	$306,660	$—	$279,428	$—
Fair value of plan assets	(291,612)	—	(266,255)	—
	15,048	—	13,173	—
Present value of unfunded obligations	1,121	23,896	1,157	22,388
Accrued benefit liabilities	$16,169	$23,896	$14,330	$22,388

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS – (continued)

The changes in the benefit obligations and in the fair value of plan assets were as follows:

	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2017	$280,585	$22,388	$302,973
Current service cost	5,741	243	5,984
Interest expense	10,992	861	11,853
Remeasurements
Actuarial losses arising from plan experience	2,748	138	2,886
Actuarial losses from change in demographic assumptions	—	13	13
Actuarial losses from changes in financial assumptions	16,244	1,259	17,503
Benefits paid	(9,769)	(750)	(10,519)
Contributions by plan participants	1,168	—	1,168
Foreign exchange	—	(246)	(246)
Other	72	(10)	62
Benefit obligation, December 31, 2017	307,781	23,896	331,677
Change in fair value of plan assets
Fair value of plan assets, January 1, 2017	(266,255)	—	(266,255)
Contributions by plan participants	(1,168)	—	(1,168)
Contributions by employer	(8,883)	(750)	(9,633)
Interest income	(10,342)	—	(10,342)
Benefits paid	9,769	750	10,519
Remeasurements
Return on plan assets, excluding interest income	(15,231)	—	(15,231)
Administrative costs	498	—	498
Fair value of plan assets, December 31, 2017	(291,612)	—	(291,612)
Accrued benefit liabilities, December 31, 2017	$16,169	$23,896	$40,065

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS – (continued)

	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2016	$269,236	$22,861	$292,097
Current service cost	5,776	221	5,997
Interest expense	10,834	858	11,692
Remeasurements
Actuarial gains arising from plan experience	(1,415)	(981)	(2,396)
Actuarial losses from change in demographic assumptions	—	28	28
Actuarial losses from changes in financial assumptions	3,823	229	4,052
Benefits paid	(8,837)	(640)	(9,477)
Contributions by plan participants	1,242	—	1,242
Foreign exchange	—	(149)	(149)
Other	(74)	(39)	(113)
Benefit obligation, December 31, 2016	280,585	22,388	302,973
Change in fair value of plan assets
Fair value of plan assets, January 1, 2016	(249,335)	—	(249,335)
Contributions by plan participants	(1,242)	—	(1,242)
Contributions by employer	(8,231)	(640)	(8,871)
Interest income	(9,959)	—	(9,959)
Benefits paid	8,837	640	9,477
Remeasurements
Return on plan assets, excluding interest income	(6,784)	—	(6,784)
Administrative costs	459	—	459
Fair value of plan assets, December 31, 2016	(266,255)	—	(266,255)
Accrued benefit liabilities, December 31, 2016	$14,330	$22,388	$36,718

The weighted average duration of the defined benefit obligation as at December 31, 2017 is 16 years for the defined benefit pension plans and 14 years for the other post-employment benefit plans. The weighted average duration of the current service cost as at December 31, 2017 is 23 years for the defined benefit pension plans and 25 years for the other post-employment benefit plans.

The estimated future benefit payments for the defined benefit pension plans and other post-employment benefit plans until 2027 are as follows:

	Pension	Other
2018	$10,552	$882
2019	$11,194	$919
2020	$11,662	$960
2021	$12,173	$1,001
2022	$12,644	$1,044
2023 to 2027	$73,263	$6,862

Benefit payments include obligations to 2027 only as obligations beyond this date are not quantifiable.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS – (continued)

The fair value of the plan assets were allocated as follows between the various types of investments:

As at December 31,	2017	2016
Equity securities
Canada	22.3%	23.3%
United States	14.1%	14.6%
International (other than United States)	18.9%	18.9%
Fixed income instruments
Canada	42.6%	40.7%
Cash and cash equivalents
Canada	2.1%	2.6%

Plan assets are valued at the measurement date of December 31 each year.

The investments are made in accordance with the Statement of Investment Policies and Procedures. The Statement of Investment Policies and Procedures is reviewed on an annual basis by the Management Level Pension Fund Investment Committee with approval of the policy being provided by the Audit Committee.

The following are the significant assumptions adopted in measuring the Company’s pension and other benefit obligations:

	Pension	Other	Pension	Other
As at December 31,	2017	2017	2016	2016
Actuarial benefit obligation
Discount rate	3.50%	3.25% to 3.50%	3.90%	3.75% to 3.80%
Benefit costs for the year ended
Discount rate	4.00%	3.75% to 4.00%	4.20%	4.00% to 4.10%
Future salary growth	2.50%	N/A	2.50%	N/A
Health care cost trend rate	N/A	4.50%	N/A	4.50%
Other medical trend rates	N/A	4.50%	N/A	4.50%

For certain Canadian post-retirement benefits, the medical trend rate for drugs was assumed to be 6.50% in 2018, decreasing by 0.25% per annum, to a rate of 4.50% in 2026 and thereafter.

Sensitivity of assumptions

The calculation of the defined benefit obligation is sensitive to the assumptions set out above. The following table summarizes how the impact on the defined benefit obligation as at December 31, 2017 and 2016 would have increased or decreased as a result of the change in the respective assumptions by one percent.

	Pension		Other
As at December 31, 2017	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(42,092)	$53,148	$(2,786)	$3,588
Future salary growth	$7,988	$(7,457)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$2,165	$(1,663)

	Pension		Other
As at December 31, 2016	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(37,649)	$47,853	$(2,618)	$3,345
Future salary growth	$8,028	$(7,076)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$1,856	$(1,444)

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

The Company expects to make contributions of $8.0 million to the defined benefit plans and $0.2 million to the defined contribution plan of Telesat Canada during the next fiscal year.

30. SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents were comprised of the following:

As at December 31,	2017	2016	2015
Cash	$388,372	$457,686	$476,700
Short-term investments (1)	90,673	324,720	214,026
Cash and cash equivalents	$479,045	$782,406	$690,726

(1)	Consisted of short-term investments with an original maturity of three months or less or which are available on demand with no penalty for early redemption.

Income taxes paid, net of income taxes received was comprised of the following:

Years ended December 31,	2017	2016	2015
Income taxes paid	$(85,503)	$(122,401)	$(159,256)
Income taxes received	22,512	1,929	4,233
	$(62,991)	$(120,472)	$(155,023)

Interest paid, net of capitalized interest and interest received was comprised of the following:

Years ended December 31,	2017	2016	2015
Interest paid	$(219,773)	$(165,173)	$(176,312)
Interest received	6,201	6,620	5,130
Capitalized interest	18,324	6,292	9,268
	$(195,248)	$(152,261)	$(161,914)

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. SUPPLEMENTAL CASH FLOW INFORMATION – (continued)

The reconciliation of the liabilities arising from financing activities was as follows:

	Indebtedness	Satellite performance incentive payments	Capital leases
Balance as at January 1, 2017(1)	$3,856,097	$75,985	$422
Debt issue costs	(42,867)	—	—
Cash outflows	(31,620)	(8,436)	(30)
Amortization of deferred financing costs, interest rate floor and prepayment option	14,988	—	—
Other	—	18	2
Impact of foreign exchange	(253,221)	(4,606)	(25)
Balance as at December 31, 2017	$3,543,377	$62,961	$369

(1) Balance of the indebtedness as at January 1, 2017, included $4,459 of accrued debt issue costs associated with the November 2016 refinancing which were paid in 2017.

	Indebtedness	Satellite performance incentive payments	Capital leases
Balance as at January 1, 2016	$4,063,221	$87,026	$—
Cash outflows	(4,008,356)	(8,934)	(30)
Cash inflows	3,935,576	—	—
Amortization of deferred financing costs, interest rate floors, prepayment option and premiums	12,971	—	—
Debt issue costs	(58,141)	—	—
Accrued debt issue costs	(4,459)	—	—
Write off of debt issue costs, interest rate floors, prepayment option and premiums	41,183	—	—
Non-cash additions (1)	(16,910)	—	474
Other	(150)	573	(2)
Impact of foreign exchange	(113,297)	(2,680)	(20)
Balance as at December 31, 2016	$3,851,638	$75,985	$422

(1) Non-cash additions for the indebtedness includes $(25,581) relating to the interest rate floors on the Senior Secured Credit Facilities and $8,671 relating to the prepayment option on the Senior Notes.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. SUPPLEMENTAL CASH FLOW INFORMATION – (continued)

	Indebtedness	Satellite performance incentive payments
Balance as at January 1, 2015	$3,545,679	$57,728
Non-cash additions	—	24,003
Cash outflows	(73,864)	(6,702)
Amortization of deferred financing costs, interest rate floors, prepayment option and premiums	13,051	—
Other	—	627
Impact of foreign exchange	578,355	11,370
Balance as at December 31, 2015	$4,063,221	$87,026

The net change in operating assets and liabilities was comprised of the following:

As at December 31,	2017	2016	2015
Trade and other receivables	$(13,272)	$(8,347)	$4,944
Financial assets	3,975	(2,521)	(4,590)
Other assets	12,848	1,260	(12,346)
Trade and other payables	6,947	6,076	(4,722)
Financial liabilities	(13,748)	551	8,396
Other liabilities	51,502	103,618	11,666
	$48,252	$100,637	$3,348

Non-cash investing activities were comprised of:

Years ended December 31,	2017	2016	2015
Satellites, property and other equipment	$9,515	$13,776	$51,587
Intangible assets	$(128)	$2,350	$11,569

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

31. COMMITMENTS AND CONTINGENT LIABILITIES

The following were the Company’s off-balance sheet contractual obligations as at December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
Operating property leases	$6,190	$3,859	$3,628	$3,768	$3,186	$21,120	$41,751
Capital commitments	51,511	—	—	—	—	—	51,511
Other operating commitments	14,391	10,348	9,596	8,269	3,131	10,444	56,179
	$72,092	$14,207	$13,224	$12,037	$6,317	$31,564	$149,441

Operating property leases consisted of off-balance sheet contractual obligations for land or building usage, while capital commitments included commitments for capital projects. Other operating commitments consisted of third party satellite capacity arrangements as well as other commitments that are not categorized as operating property leases or capital commitments. The Company’s off-balance sheet obligations included the future minimum payments for the non-cancellable period of each respective obligation, which have various terms and expire between 2018 to 2043. The aggregate expense related to operating property lease commitments for the year ended December 31, 2017 was $6.4 million (December 31, 2016 — $6.5 million, December 31, 2015 — $7.4 million).

The Company has entered into contracts for the construction and launch of satellites, and other capital expenditures. The total outstanding commitments as at December 31, 2017 were included in capital commitments.

The Company has agreements with various customers for prepaid revenue on several service agreements which take effect when the satellite is placed in service. The Company is responsible for operating and controlling these satellites. As at December 31, 2017, customer prepayments of $390.2 million (December 31, 2016 — $391.8 million), a portion of which is refundable under certain circumstances, were reflected in other current and other long-term liabilities.

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

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

The Company is currently involved in a number of disputes with the Brazilian tax authorities who have alleged that additional taxes are owed on revenue earned by the Company for the period 2003 to 2012. The disputes relate to the Brazilian tax authorities’ characterization of the Company’s revenue. Additional taxes and interest of approximately $40.2 million have been assessed by Brazilian tax authorities and the Company has challenged those assessments. The Company believes the likelihood of an unfavorable outcome in these disputes is remote and, as such, no reserve has been established.

Other than the legal proceedings disclosed above, the Company is not aware of any proceedings outstanding or threatened as of the date hereof by or against it or relating to its business which may have, or have had in the recent past, significant effects on the Company’s financial position or profitability.

32. SUBSIDIARIES

The list of significant companies included in the scope of consolidation as at December 31, 2017 was as follows:

Company	Country	Method of Consolidation	% voting rights
Infosat Communications LP	Canada	Fully consolidated	100
Telesat Spectrum General Partnership	Canada	Fully consolidated	100
Skynet Satellite Corporation	United States	Fully consolidated	100
Telesat Network Services, Inc.	United States	Fully consolidated	100
The SpaceConnection Inc.	United States	Fully consolidated	100
Telesat Satellite LP	United States	Fully consolidated	100
Infosat Able Holdings, Inc.	United States	Fully consolidated	100
Telesat Brasil Capacidade de Satélites Ltda.	Brazil	Fully consolidated	100
Telesat (IOM) Limited	Isle of Man	Fully consolidated	100
Telesat International Limited	United Kingdom	Fully consolidated	100

The percentage of voting rights and method of consolidation were the same as at December 31, 2016.

Telesat Canada

(Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
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

Special payment to stock option holders

In connection with the cash distribution to the Company’s shareholders, in January 2017, a special payment was authorized to stock option holders of $12.8 million U.S. dollars, of which $11.3 million U.S. dollars related to key management personnel. Of this balance, $8.8 million U.S. dollars has been recorded as an operating expense in 2017, of which $6.9 million U.S. dollars has been paid with the remaining payments to be made in subsequent periods subject to certain conditions being met.

Compensation of executives and Board level directors

Year ended December 31,	2017	2016	2015
Short-term benefits (including salaries)	$10,037	$6,751	$7,132
Special payments (1)	9,006	—	—
Post-employment benefits	2,458	2,344	3,268
Share-based payments (2)	2,820	5,482	4,674
	$24,321	$14,577	$15,074

(1)	Balance relates to the special cash distribution effective January 25, 2017.

(2)	During 2015, the Board authorized the grant of stock options to certain key management personnel pursuant to the stock incentive plan. A total of 348,606 stock options were granted to key management personnel in 2015. Share-based payments also included all expenses associated with stock options previously issued under the 2008 and stock incentive plans.

Key management personnel — stock options

In March 2016, a total of 1,253,477 vested stock options were repurchased at fair value from key management personnel and other employees or former employees for a total cash consideration of $24.7 million, of which $18.7 million was paid to key management personnel.

Telesat Canada

 (Formerly Telesat Holdings Inc.)

Notes to the 2017 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

33. RELATED PARTY TRANSACTIONS – (continued)

In August 2017, Telesat authorized the exchange of 805,835 performance-vesting options for 805,835 time-vesting options, of which 682,550 options related to key management personnel. The exchanged amounts included 715,383 unvested performance-vesting options which were exchanged for an equal amount of unvested time-vesting options, of which 613,316 unvested options related to key management personnel. A portion of the new unvested time-vesting options will vest upon the next anniversary date of the option holder with the remainder vesting evenly over a three-year period commencing on the sixth anniversary date.

Transactions with related parties

The Company and certain of its subsidiaries regularly engage in transactions with related parties. The Company’s related parties include Loral and Red Isle. The transactions have been entered into over the normal course of operations. There were no transactions or balances with Red Isle during any of the years presented.

During the years presented below, the Company and its subsidiaries entered into the following transactions with Loral.

	Sale of goods and services, interest income			Purchase of goods and services, interest expense
Years ended December 31,	2017	2016	2015	2017	2016	2015
Revenue	$128	$133	$129	$—	$—	$—
Operating expenses	$—	$—	$—	$6,518	$6,627	$7,547
Interest and other expenses	$—	$—	$—	$—	$—	$—

The following balances were outstanding with Loral at the end of the years presented below:

	Amounts owed by related parties			Amounts owed to related parties
At December 31,	2017		2016	2017	2016
Current receivables/payables	$	82	$—	$—	$174

The amounts outstanding are unsecured and will be settled in cash.

Other related party transactions

The Company funds certain defined benefit pension plans. Contributions made to the plans for the year ended December 31, 2017 were $8.9 million (December 31, 2016 — $8.2 million).

