Form 10-Q
period 2018-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2018-11-07
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission file number 1-14180

Loral Space & Communications Inc.

600 Fifth Avenue

New York, New York 10020

Telephone: (212) 697-1105

Jurisdiction of incorporation: Delaware

IRS identification number: 87-0748324

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

As of November 5, 2018, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2018

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$248,904	$255,139
Income taxes receivable	10,818	11,105
Other current assets	3,780	3,099
Total current assets	263,502	269,343
Income taxes receivable, non-current	1,550	1,550
Investments in affiliates	84,363	53,430
Deferred tax assets	56,529	50,016
Other assets	52	372
Total assets	$405,996	$374,711

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$2,166	$2,573
Other current liabilities	2,262	1,279
Total current liabilities	4,428	3,852
Pension and other postretirement liabilities	16,390	18,786
Other liabilities	63,390	61,475
Total liabilities	84,208	84,113
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized, 21,581,572 issued	216	216
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized 9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(654,003)	(682,831)
Accumulated other comprehensive loss	(34,916)	(37,278)
Total shareholders' equity	321,788	290,598
Total liabilities and shareholders' equity	$405,996	$374,711

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative expenses	$(1,715)	$(1,794)	$(5,109)	$(5,339)
Operating loss	(1,715)	(1,794)	(5,109)	(5,339)
Interest and investment income	1,263	728	3,340	1,754
Interest expense	(6)	(11)	(17)	(22)
Other expense	(1,749)	(1,206)	(2,937)	(3,519)
Loss from continuing operations before income taxes and equity in net income of affiliates	(2,207)	(2,283)	(4,723)	(7,126)
Income tax provision	(6,669)	(16,552)	(1,014)	(82,236)
Loss from continuing operations before equity in net income of affiliates	(8,876)	(18,835)	(5,737)	(89,362)
Equity in net income of affiliates	55,095	43,372	56,734	183,086
Income from continuing operations	46,219	24,537	50,997	93,724
Loss from discontinued operations, net of tax	(25)	—	(62)	(5)
Net income	46,194	24,537	50,935	93,719
Other comprehensive (loss) income, net of tax	(5,410)	(12,356)	2,362	(15,215)
Comprehensive income	$40,784	$12,181	$53,297	$78,504

Net income per share:

Basic
Income from continuing operations	$1.49	$0.79	$1.65	$3.03
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$1.49	$0.79	$1.65	$3.03

Diluted
Income from continuing operations	$1.48	$0.77	$1.63	$2.98
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$1.48	$0.77	$1.63	$2.98

Weighted average common shares outstanding:
Basic	30,933	30,933	30,933	30,933
Diluted	31,008	31,008	31,008	31,008

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2017	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(826,460)	$(13,836)	$170,411
Net income								93,719
Other comprehensive loss									(15,215)
Comprehensive income										78,504
Cumulative effect adjustment attributable to previously unrecognized excess tax benefits on stock-based compensation								4,741		4,741
Balance, September 30, 2017	21,582	216	9,506	95	1,019,988	154	(9,592)	(728,000)	(29,051)	253,656
Net income								40,745
Other comprehensive loss									(3,759)
Comprehensive income										36,986
Tax cuts and Jobs Act, reclassification tax effect								4,468	(4,468)	—
Cumulative effect adjustment attributable to previously unrecognized excess tax benefits on stock-based compensation								(44)		(44)
Balance, December 31, 2017	21,582	216	9,506	95	1,019,988	154	(9,592)	(682,831)	(37,278)	290,598
Net income								50,935
Other comprehensive income									2,362
Comprehensive income										53,297
Cumulative effect adjustment attributable to investment in Telesat, net of tax of $5.9 million								(22,107)		(22,107)
Balance, September 30, 2018	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(654,003)	$(34,916)	$321,788

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net income	$50,935	$93,719
Loss from discontinued operations, net of tax	62	5
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating items (Note 2)	(57,158)	(155,628)
Changes in operating assets and liabilities:
Other current assets and other assets	(377)	(565)
Accrued employment costs and other current liabilities	576	759
Income taxes receivable and payable	287	43,473
Pension and other postretirement liabilities	(2,396)	(1,576)
Other liabilities	1,915	2,035
Net cash used in operating activities – continuing operations	(6,156)	(17,778)
Net cash used in operating activities – discontinued operations	(79)	(2,809)
Net cash used in operating activities	(6,235)	(20,587)
Investing activities:
Capital expenditures	—	(39)
Distribution received from affiliate	—	242,735
Net cash provided by investing activities – continuing operations	—	242,696
Net cash provided by investing activities – discontinued operations	—	—
Net cash provided by investing activities	—	242,696
Cash, cash equivalents and restricted cash (Note 2) — period (decrease) increase	(6,235)	222,109
Cash, cash equivalents and restricted cash (Note 2) — beginning of year	255,443	37,458
Cash, cash equivalents and restricted cash — end of period	$249,208	$259,567

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

Telesat owns and leases a satellite fleet that operates in geostationary earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications. On July 22, 2018, Telesat successfully launched a geostationary satellite, Telstar 19 VANTAGE, which entered commercial service in August 2018. On September 10, 2018, Telesat successfully launched another geostationary satellite, Telstar 18 VANTAGE, which entered commercial service in October 2018. Telesat is also developing a global constellation of low earth orbit (“LEO”) satellites. LEO satellites operate in a circular orbit around the earth with an altitude typically between 500 and 870 miles. Unlike geostationary orbit satellites that operate in a fixed orbital location above the equator, LEO satellites travel around the earth at high velocities requiring antennas on the ground to track their movement. LEO satellite systems have the potential to offer a number of advantages over geostationary orbit satellites to meet growing requirements for broadband services, both consumer and commercial, by providing increased data speeds and capacity, global coverage, and latency on par with, or potentially better than, terrestrial services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest and other expenses that are directly related to the SSL Sale are classified as discontinued operations in the statements of operations for the three and nine months ended September 30, 2018 and 2017.

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting. Income and losses of Telesat are recorded based on our economic interest. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for them while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash Distribution”) since we have no obligation to provide future financial support to Telesat. After receiving an Excess Cash Distribution, we do not record additional equity in net income of Telesat until our share of Telesat’s future net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We had no guarantees or other funding obligations for our equity method investments as of September 30, 2018 and December 31, 2017. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary.

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

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2018, the Company had $248.9 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

As of September 30, 2018 and December 31, 2017, the Company had restricted cash of $0.3 million. The restricted cash of $0.3 million represents the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in October 2018 and contains an automatic renewal period of one year, has been provided as a guaranty to the lessor of our corporate offices.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the condensed consolidated statement of cash flows (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$248,904	255,139
Restricted cash included in current assets	304	—
Restricted cash included in other assets	—	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$249,208	255,443

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of September 30, 2018 and December 31, 2017, our cash and cash equivalents were invested primarily in several liquid Prime and Government AAA money market funds. Such funds are not insured by the Federal Deposit Insurance Corporation. The dispersion across funds reduces the exposure of a default at any one fund. As a result, management believes that its potential credit risks are minimal.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$247,237	$—	$—	$251,742	$—	$—
Other current assets:
Indemnification - Sale of SSL	—	—	2,410	—	—	2,410
Liabilities
Other liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$190	$—	$—	$293

The carrying amount of money market funds approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of September 30, 2018 and December 31, 2017.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in ASU No. 2018-14 remove certain disclosures that are no longer considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant to improve effectiveness of disclosures related to employer sponsored defined benefit or other postretirement plans. The new guidance is effective for the Company on January 1, 2021, with earlier application permitted in any interim or annual period. The amendments in this ASU are to be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 eliminates, amends, and adds disclosure requirements to improve the effectiveness of fair value measurement disclosures. The new guidance is effective for the Company on January 1, 2020, with earlier application permitted in any interim or annual period. Companies may also choose to early adopt the eliminated and amended disclosures and wait to adopt the new disclosures until the effective date of the new guidance. While certain amendments are to be applied prospectively, all other amendments are to be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, Public Law 115-97, known as the “Tax Cuts and Jobs Act” was signed into law. Among other things, the Tax Cuts and Jobs Act permanently reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective for tax years commencing January 1, 2018. According to ASU 2018-02, an entity may elect either to (a) reclassify from accumulated other comprehensive income (loss) to retained earnings the stranded income tax effects of the federal tax rate change (the “Reclassification”) or (b) provide certain disclosures. The new guidance is effective for the Company on January 1, 2019, with earlier adoption permitted in any interim or annual period. The amendments in this update are to be applied either in the period of adoption or retrospectively to each period in which the effect of the tax rate change is recognized. The Company early adopted the new guidance in the fourth quarter of 2017 and elected the Reclassification approach. As a result of adopting the new guidance, we reclassified $4.5 million of stranded deferred federal income tax benefits from accumulated other comprehensive loss to accumulated deficit in the fourth quarter of 2017 related to the change in the federal corporate income tax rate.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07, as it applies to the Company, amended the presentation of net periodic pension and postretirement cost (i.e. net benefit cost). The new guidance requires the service cost component to be presented separate from the non-service cost components of net benefit cost. While the service cost will be presented with other employee compensation costs within operations, the non-service cost components of net benefit cost, such as interest cost, amortization of prior service cost, and gains or losses, are required to be separately presented outside of operations, if income or loss from operations is presented. The guidance, to be applied retrospectively, is effective for the Company on January 1, 2018. Adoption of the new guidance on January 1, 2018, with retrospective effect, required us to restate the condensed consolidated statements of operations and comprehensive income for the prior-period presented. Accordingly, for the three and nine months ended September 30, 2017, of the net benefit cost of $0.4 million and $1.2 million, respectively, we reclassified the non-service cost components of $0.2 million and $0.7 million, respectively, from general and administrative expenses to other expense. Adoption of the new guidance did not affect previously reported financial position, earnings per share, or cash flows.

In February 2016, the FASB amended the ASC by creating ASC Topic 842, Leases. ASC Topic 842 requires a lessee to record a right-of-use asset and a lease liability for all leases with a lease term greater than 12 months. The main difference between previous U.S. GAAP and ASC Topic 842 is the recognition under ASC 842 of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance, effective for the Company on January 1, 2019, with earlier application permitted, is not expected to have a material effect on our condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Non-cash operating items:
Equity in net income of affiliates	$(56,734)	$(183,086)
Deferred taxes	(1,237)	26,655
Depreciation and amortization	16	33
Amortization of prior service credit and actuarial loss	797	770
Net non-cash operating items – continuing operations	$(57,158)	$(155,628)
Supplemental information:
Interest paid – continuing operations	$17	$22
Interest paid – discontinued operations	$—	$55
Tax (refunds) payments, net - continuing operations	$(55)	$10,038

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Equity in	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Income (Loss)	Loss
Balance, January 1, 2017	$(14,074)	$238	$(13,836)
Other comprehensive loss before reclassification	(1,365)	(18,280)	(19,645)
Amounts reclassified from accumulated other comprehensive loss	671	—	671
Net current-period other comprehensive loss	(694)	(18,280)	(18,974)
Tax Cuts and Jobs Act, reclassification of tax effect from accumulated other comprehensive loss to accumulated deficit	(1,686)	(2,782)	(4,468)
Balance, December 31, 2017	(16,454)	(20,824)	(37,278)

Other comprehensive income before reclassification	—	1,733	1,733
Amounts reclassified from accumulated other comprehensive loss	629	—	629
Net current-period other comprehensive income	629	1,733	2,362
Balance, September 30, 2018	$(15,825)	$(19,091)	$(34,916)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended September 30,
	2018			2017
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
	Amount	Provision	Amount	Amount	Provision	Amount
Amortization of prior service credits and net actuarial loss	$265 (a)	$(56)	$209	$257 (a)	$(90)	$167
Equity in Telesat other comprehensive loss	(7,115)	1,496	(5,619)	(19,255)	6,732	(12,523)
Other comprehensive loss	$(6,850)	$1,440	$(5,410)	$(18,998)	$6,642	$(12,356)

	Nine Months Ended September 30,
	2018				2017
	Before-Tax		Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
	Amount		Provision	Amount	Amount	Provision	Amount
Amortization of prior service credits and net actuarial loss	$797	(a)	$(168)	$629	$770 (a)	$(270)	$500
Equity in Telesat other comprehensive income (loss)	2,194		(461)	1,733	(24,184)	8,469	(15,715)
Other comprehensive income (loss)	$2,991		$(629)	$2,362	$(23,414)	$8,199	$(15,215)

(a)	Reclassifications are included in other expense.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Other Current Assets

Other current assets consists of (in thousands):

	September 30,	December 31,
	2018	2017
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	$2,410	$2,410
Restricted cash	304	—
Due from affiliates	205	217
Prepaid expenses	443	198
Other	418	274
	$3,780	$3,099

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	September 30,	December 31,
	2018	2017
Telesat	$84,363	$53,430

Equity in net income of affiliates consists of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Telesat	$55,095	$43,372	$56,734	$183,086

Telesat

As of September 30, 2018 and December 31, 2017, we held a 62.7% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.6% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

In addition to recording our share of equity in net income of Telesat, we also recorded our share of equity in other comprehensive income of Telesat of $2.2 million for the nine months ended September 30, 2018.

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

For the three months ended September 30, 2017, our share of equity in net income of Telesat, including elimination of affiliate transactions and related amortization, was $82.4 million. In the first quarter of 2017, we received a $242.7 million cash distribution from Telesat. As of June 30, 2017, the cash distribution we received from Telesat exceeded our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received from Telesat in prior periods, by $39.0 million which we recognized as additional equity income during the six months ended June 30, 2017. For the three months ended September 30, 2017, we reduced our share of Telesat’s net income, including elimination of affiliate transactions and related amortization, of $82.4 million by the $39.0 million excess cash distribution resulting in the recognition of equity in net income of Telesat of $43.4 million.

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

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of September 30, 2018, Telesat’s Total Leverage Ratio was 4.53:1.00. Telesat is, however, permitted to pay annual consulting fees of $5.0 million to Loral in cash (see Note 14).

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

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Statement of Operations Data:
Revenues	$174,010	$170,151	$522,990	$514,800
Operating expenses	(34,268)	(34,101)	(91,804)	(112,876)
Depreciation, amortization and stock-based compensation	(47,946)	(49,741)	(144,732)	(145,875)
Other operating income (expense)	848	(204)	835	(220)
Operating income	92,644	86,105	287,289	255,829
Interest expense	(43,063)	(37,901)	(130,671)	(111,765)
Foreign exchange gain (loss)	42,784	103,099	(66,294)	193,259
(Loss) gain on financial instruments	(202)	(6,542)	30,414	(17,471)
Other income	3,204	1,531	7,795	1,305
Income tax provision	(7,605)	(16,114)	(39,190)	(35,571)
Net income	$87,762	$130,178	$89,343	$285,586

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30,	December 31,
	2018	2017
Balance Sheet Data:
Current assets	$576,052	$445,104
Total assets	4,054,930	4,082,472
Current liabilities	157,103	126,100
Long-term debt, including current portion	2,764,075	2,829,911
Total liabilities	3,474,619	3,538,656
Shareholders’ equity	580,311	543,816

Other

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of September 30, 2018 and December 31, 2017, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

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

As of September 30, 2018 and December 31, 2017, the Company also held an indirect ownership interest in a foreign company that currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. Loral has written-off its investment in this company, and, because we have no future funding requirements relating to this investment, there is no requirement for us to provide for our allocated share of this company’s net losses.

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	September 30,	December 31,
	2018	2017
Due to affiliate	443	9
Accrued professional fees	1,691	1,117
Pension and other postretirement liabilities	69	69
Accrued liabilities	59	84
	$2,262	$1,279

7. Income Taxes

The following summarizes our income tax provision (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Current income tax provision	$(863)	$(1,592)	$(2,251)	$(55,581)
Deferred income tax (provision) benefit	(5,806)	(14,960)	1,237	(26,655)
Income tax provision	$(6,669)	$(16,552)	$(1,014)	$(82,236)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the nine month periods ended September 30, 2018 and 2017, our income tax provision is computed by applying an expected effective annual tax rate against the pre-tax results for each period (after adjusting for certain tax items that are discrete to each period). For the three month periods ended September 30, 2018 and 2017, this amount is then reduced by the tax benefit (provision) recorded for the six month periods ended June 30, 2018 and 2017, respectively. The current income tax provision for each period includes our anticipated income tax liability related to distributions received or deemed to be received from Telesat. The deferred income tax (provision) benefit for each period includes the impact of equity in net income of affiliates from our condensed consolidated statement of operations.

In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax- Accounting Implication of the Tax Cuts and Job Act (SAB 118), we recognized the preliminary income tax effects of the Tax Cuts and Jobs Act in our consolidated financial statements for the year ended December 31, 2017. The preliminary effect previously recorded may change in the future due to revisions in the interpretation of the Tax Cuts and Jobs Act or legislative action to clarify interpretation of the Tax Cuts and Jobs Act. The Company expects to finalize the effect of the Tax Cuts and Jobs Act and complete its accounting by December 31, 2018.

In addition to reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, the Tax Cuts and Jobs Act included new Global Intangible Low-Taxed Income (“GILTI”) provisions effective for the first time during 2018 which require the Company to currently include in U.S. federal taxable income certain earnings of controlled foreign corporations, including Telesat. The GILTI provisions provided an incremental tax benefit of approximately $5.7 million and $12.5 million for the three and nine months ended September 30, 2018, respectively.

Subsequent to the SSL Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

The following summarizes amounts for UTPs included in our income tax provision (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Current provision for UTPs	$(791)	$(704)	$(2,018)	$(2,069)
Deferred benefit for UTPs	167	226	425	701
Tax provision for UTPs	$(624)	$(478)	$(1,593)	$(1,368)

As of September 30, 2018, we had unrecognized tax benefits relating to UTPs of $70 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of September 30, 2018, we have accrued no penalties and approximately $9.2 million for the potential payment of tax-related interest.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2012. Earlier years related to certain foreign jurisdictions remain subject to examination. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During the next twelve months, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs related to our federal income tax return filed for 2012, potentially resulting in the recognition of $27.3 million of previously unrecognized tax benefits. Pursuant to the Purchase Agreement for the SSL Sale, we are obligated to indemnify SSL for taxes related to periods prior to the closing of the transaction.

The following summarizes the changes to our liabilities for UTPs included in other liabilities in the condensed consolidated balance sheets (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Liabilities for UTPs:
Opening balance — January 1	$61,182	$68,658
Current provision for potential additional interest	2,018	2,069
Ending balance	$63,200	$70,727

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2018, if our positions are sustained by the taxing authorities, the Company’s income tax provision from continuing operations would be reduced by approximately $46.9 million. Other than as described above, there were no significant changes to our UTPs during the nine months ended September 30, 2018 and 2017, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

8. Other Liabilities

Other liabilities consists of (in thousands):

	September 30,	December 31,
	2018	2017
Indemnification liabilities - other (see Note 13)	190	293
Liabilities for uncertain tax positions	63,200	61,182
	$63,390	$61,475

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that do not expire and remained unconverted as of September 30, 2018 and December 31, 2017.

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

The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income from continuing operations — basic	$46,219	$24,537	$50,997	$93,724
Less: Adjustment for dilutive effect of Telesat stock options	(340)	(713)	(350)	(1,346)
Income from continuing operations — diluted	$45,879	$23,824	$50,647	$92,378

Basic income per share is computed based upon the weighted average number of share of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding	30,933	30,933	30,933	30,933
Unconverted restricted stock units	75	75	75	75
Common shares outstanding for diluted earnings per share	31,008	31,008	31,008	31,008

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost (1)	$179	$175	$1	$-
Interest cost (2)	464	490	4	5
Expected return on plan assets (2)	(657)	(531)	—	—
Amortization of net actuarial loss (2)	260	250	—	1
Amortization of prior service credits (2)	—	—	5	6
Net periodic cost	$246	$384	$10	$12

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost (1)	$536	$526	$1	$1
Interest cost (2)	1,391	1,470	12	14
Expected return on plan assets (2)	(1,971)	(1,593)	—	—
Amortization of net actuarial loss (2)	780	749	—	3
Amortization of prior service credits (2)	—	—	17	18
Net periodic cost	$736	$1,152	$30	$36

(1)	Included in general and administrative expenses.
(2)	Included in other expense.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of September 30, 2018 and December 31, 2017.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SSL, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA and its affiliates from liabilities with respect to certain pre-closing taxes. Our consolidated balance sheets include an indemnification refund receivable of $2.4 million as of September 30, 2018 and December 31, 2017. This receivable represents payments to date net of the estimated fair value of the liability for our indemnification for our obligation with respect to certain pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $0.2 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively, for indemnification liabilities relating to the sale of GdB.

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

Various funds affiliated with MHR and Dr. Rachesky held, as of September 30, 2018 and December 31, 2017, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three-month periods ended September 30, 2018 and 2017 and $3.8 million for each of the nine-month periods ended September 30, 2018 and 2017, respectively. For each of the nine-month periods ended September 30, 2018 and 2017, Loral received payments in cash from Telesat, net of withholding taxes, of $3.6 million for consulting fees.

In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to the transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities, including Loral Skynet’s tax liabilities arising prior to January 1, 2007. The Telesat Indemnification includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $0.8 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. There can be no assurance that there will be no future claims under the Telesat Indemnification related to tax disputes.

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

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SSL constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement were $6.8 million as of September 30, 2018 and December 31, 2017. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of its payables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the nine months ended September 30, 2018 and 2017, and we had an allowance of $6.6 million against receivables from XTAR as of September 30, 2018 and December 31, 2017. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three and nine month periods ended September 30, 2018 and 2017, Mr. Targoff earned $360,000 and $1,080,000 respectively, in consulting fees. For each of the three months ended September 30, 2018 and 2017, Mr. Targoff reimbursed Loral net expenses of $11,250 and for the nine months ended September 30, 2018 and 2017, Mr. Targoff reimbursed Loral net expenses of $33,750 and $42,750, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 25
Consolidated Operating Results	Page 27
Liquidity and Capital Resources:
Loral	Page 33
Telesat	Page 34
Statements of Cash` Flows	Page 36
Affiliate Matters	Page 37
Commitments and Contingencies	Page 37
Other Matters	Page 37

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

Overview

Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat Canada (“Telesat”), a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations. Loral holds a 62.7% economic interest and a 32.6% voting interest in Telesat as of September 30, 2018.

At September 30, 2018, Telesat, with approximately $2.9 billion of backlog, provided satellite services to customers from its fleet of 16 in-orbit geostationary satellites, including Telstar 19 VANTAGE which was launched on July 22, 2018 and entered commercial service in August 2018. In addition, on September 10, 2018, Telesat successfully launched another geostationary satellite, Telstar 18 VANTAGE, which entered commercial service in October 2018. Telesat also owns the Canadian Ka-band payload on the ViaSat-1 satellite. In January 2018, a satellite was launched into low earth orbit as part of Telesat’s plan to deploy an advanced, global constellation of low earth orbit (“LEO”) satellites that will deliver low latency fiber-like broadband to commercial and government users worldwide. Telesat also manages the operations of satellites for third parties.

In October 2018, Telesat announced its participation, along with Intelsat, SES and Eutelsat, in the creation of the C-Band Alliance, a consortium formed to facilitate the potential repurposing of certain C-band spectrum in the United States for 5G.

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

Telesat remains focused on increasing utilization of its existing and recently launched satellites, the development of its global LEO constellation and identifying and pursuing opportunities to invest in expansion of satellite capacity, all while maintaining operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the nine months ended September 30, 2018, approximately 51% of Telesat’s revenues, 37% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated indebtedness and cash and short term investments. As of September 30, 2018, Telesat’s U.S. dollar denominated debt totaled $2.83 billion. As of September 30, 2018, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar would have increased (decreased) Telesat’s net income by approximately $119.6 million. This analysis assumes all other variables, in particular interest rates, remain constant.

General

Our principal asset is our majority economic ownership interest in Telesat. In an effort to maximize shareholder value, we have been exploring, and are in discussions with PSP regarding, potential strategic transactions to alter the status quo in our ownership of Telesat. Subject to market conditions and the cooperation of PSP, we continue to explore the combination of Loral and Telesat into one public company. Also, as described more fully below, we have exercised our right to require that Telesat initiate a public offering, and we may further pursue this right in the event a combination transaction or a sale of Telesat is not likely to be achievable in a timely manner or on satisfactory terms. There can be no assurance as to whether or when we will be able to conclude any strategic transaction or that any strategic initiatives or transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative or transaction involving Telesat or Loral’s interest therein will be achieved.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2018.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

The following compares our consolidated results for the three months ended September 30, 2018 and 2017 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
General and administrative expenses	$1,715	$1,794

General and administrative expenses were comparable for the three months ended September 30, 2018 and 2017.

Interest and Investment Income

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Interest and investment income	$1,263	$728

Interest and investment income increased by $0.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to higher interest rates earned on investments during the third quarter of 2018 as compared to 2017.

Other Expense

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Other expense	$1,749	$1,206

Other expense for the three months ended September 30, 2018 and 2017 was primarily related to strategic initiatives.

Income Tax Provision

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Income tax provision	$(6,669)	$(16,552)

For the three months ended September 30, our income tax provision is summarized as follows: (i) for 2018, we recorded a current tax provision of $0.9 million and a deferred tax provision of $5.8 million, resulting in a total tax provision of $6.7 million and (ii) for 2017, we recorded a current tax provision of $1.6 million and a deferred tax provision of $15.0 million, resulting in a total tax provision of $16.6 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the nine month periods ended September 30, 2018 and 2017 (after adjusting for certain tax items that are discrete to each period). This amount is then reduced by the tax benefit (provision) recorded for the six month periods ended June 30, 2018 and 2017. The current income tax provision for each period includes our anticipated income tax liability related to distributions received or deemed to be received from Telesat. The deferred income tax (provision) benefit for each period includes the impact of equity in net income of affiliates from our condensed consolidated statement of operations and for 2018 includes an incremental tax benefit of approximately $5.7 million from the new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act. The GILTI provisions require the Company to currently include in U.S. federal taxable income certain earnings of controlled foreign corporations, including Telesat.

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

Equity in Net Income of Affiliates

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Telesat	$55,095	$43,372

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

For the three months ended September 30, 2017, our share of equity in net income of Telesat, including elimination of affiliate transactions and related amortization, was $82.4 million. In the first quarter of 2017, we received a $242.7 million cash distribution from Telesat. As of June 30, 2017, the cash distribution we received from Telesat exceeded our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received from Telesat in prior periods, by $39.0 million which we recognized as additional equity income during the six months ended June 30, 2017. For the three months ended September 30, 2017, we reduced our share of Telesat’s net income, including elimination of affiliate transactions and related amortization, of $82.4 million by the $39.0 million excess cash distribution resulting in the recognition of equity in net income of Telesat of $43.4 million.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars for the three months ended September 30, 2018 and 2017 follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	227,161	214,443	174,010	170,151
Operating expenses	(44,615)	(42,732)	(34,268)	(34,101)
Depreciation, amortization and stock-based compensation	(62,598)	(62,806)	(47,946)	(49,741)
Other operating income (expense)	1,089	(267)	848	(204)
Operating income	121,037	108,638	92,644	86,105
Interest expense	(56,231)	(47,841)	(43,063)	(37,901)
Foreign exchange gain	53,748	132,949	42,784	103,099
Gain (loss) on financial instruments	72	(8,304)	(202)	(6,542)
Other income	4,165	2,013	3,204	1,531
Income tax provision	(10,103)	(20,642)	(7,605)	(16,114)
Net income	112,688	166,813	87,762	130,178
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.3060	1.2642

Telesat’s revenue increased by $3.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to short-term enterprise services provided to another satellite operator, revenue related to the Telstar 19 VANTAGE satellite, which entered commercial service in August 2018 and the impact of the adoption in the first quarter of 2018 of Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. These increases were partially offset by a service reduction for a North American broadcast customer, lower consulting activity and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue. Telesat’s revenue excluding foreign exchange impact would have increased by $6.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Telesat’s operating expenses increased by $0.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to higher wages and benefits, higher professional fees, higher costs of equipment and installation primarily associated with the Telstar 19 VANTAGE satellite. These increases were partially offset by higher engineering costs capitalized to satellites, property and other equipment, lower compensation following the disposition of a subsidiary in the third quarter of 2017, the impact on cost of sales of the adoption of ASC 606 in the first quarter of 2018, lower consulting expenses and the impact of the change in the U.S. dollar/Canadian exchange rate on Canadian dollar denominated expenses. Telesat’s operating expenses excluding foreign exchange impact would have increased by $0.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

The following compares our consolidated results for the nine months ended September 30, 2018 and 2017 as presented in our financial statements:

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
General and administrative expenses	$5,109	$5,339

General and administrative expenses decreased by $0.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily from lower professional fees during the nine months ended September 30, 2018.

Interest and Investment Income

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Interest and investment income	$3,340	$1,754

Interest and investment income increased by $1.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to interest income earned on the cash distribution of $242.7 million for the full nine months in 2018 compared with a partial period in 2017 and higher interest rates earned on investments during the first nine months of 2018 as compared to 2017.

Other Expense

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Other expense	$2,937	$3,519

Other expense for the nine months ended September 30, 2018 and 2017 was primarily related to strategic initiatives.

Income Tax Provision

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Income tax provision	$(1,014)	$(82,236)

For the nine months ended September 30, our income tax provision is summarized as follows: (i) for 2018, we recorded a current tax provision of $2.2 million and a deferred tax benefit of $1.2 million, resulting in a total tax provision of $1.0 million and (ii) for 2017, we recorded a current tax provision of $55.6 million and a deferred tax provision of $26.6 million, resulting in a total tax provision of $82.2 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the nine month periods ended September 30, 2018 and 2017 (after adjusting for certain tax items that are discrete to each period). The current income tax provision for each period includes our anticipated income tax liability related to distributions received or deemed to be received from Telesat. The deferred income tax (provision) benefit for each period includes the impact of equity in net income of affiliates from our condensed consolidated statement of operations and for 2018 includes an incremental tax benefit of approximately $12.5 million from the new GILTI provisions of the Tax Cuts and Jobs Act.

Subsequent to the SSL Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

Equity in Net Income of Affiliates

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Telesat	$56,734	$183,086

The following is a reconciliation of the changes in our investment in Telesat for the nine months ended September 30, 2018:

	Nine Months Ended
	September 30, 2018,
	(In thousands)
Balance, January 1, 2018		$53,430
Components of equity in net income of Telesat:
Equity in net income of Telesat	$56,002
Eliminations of affiliate transactions and related amortization	732	56,734
Components of equity in other comprehensive income of Telesat:
Equity in other comprehensive income of Telesat		2,194
Cumulative effect adjustment of accounting change (1)		(27,995)
Balance, September 30, 2018		$84,363

(1)	On January 1, 2018, Telesat adopted ASC 606, Revenue from Contracts with Customers, for its U.S. GAAP reporting which we use to record our equity income in Telesat. Telesat adopted the new guidance using the modified retrospective approach with a cumulative effect adjustment to reduce Telesat’s retained earnings by $44.6 million. As a result, we recorded our share of the cumulative effect adjustment of $28.0 million by reducing our investment in Telesat. Comparative summary financial information of Telesat presented below has not been restated and continues to be reported under the accounting standards in effect for those periods presented.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars for the nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017 follows (in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	671,403	675,276	522,990	514,800
Operating expenses	(117,856)	(148,064)	(91,804)	(112,876)
Depreciation, amortization and stock-based compensation	(185,804)	(191,347)	(144,732)	(145,875)
Other operating income (expense)	1,072	(288)	835	(220)
Operating income	368,815	335,577	287,289	255,829
Interest expense	(167,753)	(146,605)	(130,671)	(111,765)
Foreign exchange (loss) gain	(85,106)	253,503	(66,294)	193,259
Gain (loss) on financial instruments	39,045	(22,917)	30,414	(17,471)
Other income	10,008	1,711	7,795	1,305
Income tax provision	(50,310)	(46,659)	(39,190)	(35,571)
Net income	114,699	374,610	89,343	285,586
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.2842	1.3130

	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	743,567	559,540	576,052	445,104
Total assets	5,234,104	5,132,075	4,054,930	4,082,472
Current liabilities	202,787	158,520	157,103	126,100
Long-term debt, including current portion	3,567,867	3,557,481	2,764,075	2,829,911
Total liabilities	4,485,039	4,448,443	3,474,619	3,538,656
Shareholders’ equity	749,065	683,632	580,311	543,816
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.2908	1.2571

Telesat’s revenue increased by $8.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to services provided to other satellite operators, revenue related to the Telstar 19 VANTAGE satellite, which entered commercial service in August 2018, the impact of the adoption in the first quarter of 2018 of ASC 606 and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue. These increases were partially offset by a service reduction for a North American broadcast customer, lower enterprise revenue following disposition of a subsidiary in the third quarter of 2017 and lower consulting activity. Telesat’s revenue excluding foreign exchange impact would have increased by $2.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Telesat’s operating expenses decreased by $21.1 million for the September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to a special payment made to stock option holders in the prior year in connection with a cash distribution made to Telesat shareholders, the impact on cost of sales of the adoption of ASC 606 in the first quarter of 2018 and lower expenses following the disposition of a subsidiary in the third quarter of 2017. These decreases were partially offset by higher wages and benefits during the nine months ended September 30, 2018, higher professional fees, higher costs of equipment and installation primarily associated with the Telstar 19 VANTAGE satellite and the impact of the change in the U.S. dollar/Canadian exchange rate on Canadian dollar denominated expenses. Telesat’s operating expenses excluding foreign exchange impact would have decreased by $22.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Backlog

Telesat’s backlog as of September 30, 2018 and December 31, 2017 was $2.9 billion and $3.0 billion, respectively.

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

Cash and Available Credit

At September 30, 2018, Loral had $248.9 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of September 30, 2018 decreased by $6.2 million from December 31, 2017 due primarily to corporate expenses of $4.7 million, adjusted for changes in working capital and net of consulting fees from Telesat, postretirement benefits funding of $2.4 million and payments of $2.3 million related to strategic initiatives, partially offset by $3.2 million of interest and investment income, net. A discussion of cash changes by activity is set forth in the sections, “Net Cash Used in Operating Activities” and “Net Cash Provided by Investing Activities.”

Loral did not have a credit facility as of September 30, 2018 and December 31, 2017.

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

Telesat

Cash and Available Credit

As of September 30, 2018, Telesat had CAD 637 million of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of September 30, 2018, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

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

Debt

Telesat’s debt as of September 30, 2018 and December 31, 2017 was as follows:

			September 30,	December 31,
	Maturity	Currency	2018	2017
			(In thousands)
Senior Secured Credit Facilities:
Revolving credit facility	November 2021	USD or CAD equivalent	$—	$—
Term Loan B - U.S. facility	November 2023	USD	2,331,908	2,399,686
8.875% Senior notes	November 2024	USD	500,000	500,000
			2,831,908	2,899,686
Less: Deferred financing costs, interest rate floors and prepayment options			(105,051)	(80,994)
Total debt under international financial reporting standards			2,726,857	2,818,692
U.S. GAAP adjustments			37,218	11,219
Total debt under U.S. GAAP			2,764,075	2,829,911
Current portion			11,659	13,551
Long-term portion			$2,752,416	$2,816,360

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

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing on November 17, 2021. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 1.5% to 2.00% is applied to the Prime Rate and ABR as these interest rates are defined in the senior credit facilities. For Bankers Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 2.50% to 3.00% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. Telesat’s Revolving Facility currently has an unused commitment fee of 40 basis points. As at September 30, 2018, other than approximately CAD 0.3 million in drawings related to letters of credit, there were no borrowings under this facility.

ii	— Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (“U.S. TLB Facility”) is a $2.430 billion loan maturing on November 17, 2023. As of September 30, 2018, $2.332 billion of this facility was outstanding, which represents the full amount available following mandatory repayments.

As of September 30, 2018, the terms of the outstanding borrowings under the U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the senior secured credit facilities, but not less than 0.75%, plus an initial applicable margin of 2.50%; or (ii) Alternative Base Rate as determined in accordance with the terms of the senior secured credit facilities plus an applicable margin of 1.50%.

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

As of September 30, 2018 Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing the senior notes.

Debt Service Cost

Telesat’s interest expense for the year ending December 31, 2018 is expected to be approximately CAD 200 million.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of September 30, 2018, Telesat had four outstanding interest rate swaps which hedge the interest rate risk on $1.8 billion of U.S. denominated Term Loan B borrowings. As of September 30, 2018, the fair value of the interest rate swaps was an asset of $46.4 million. These contracts, which mature between September 2019 and September 2022, are at fixed interest rates ranging from 1.72% to 2.04%, excluding applicable margin.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of September 30, 2018 was CAD 6.3 million.

Capital Expenditures

Telesat has entered into contracts for the construction and launch of satellites and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 45 million as of September 30, 2018. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or funds available under the Revolving Facility.

Statements of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities by continuing operations was $6.2 million for the nine months ended September 30, 2018, consisting primarily of a $6.2 million cash use attributable to income from continuing operations adjusted for non-cash operating items and a $2.4 million decrease in pension and post retirement liabilities primarily due to pension funding, partially offset by a $1.9 million increase in other liabilities, primarily due to an increase in the liability for uncertain tax positions and a $0.6 million increase in accrued employment costs and other current liabilities.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities by continuing operations for the nine months ended September 30, 2017 was $242.7 million representing the cash distribution received from Telesat.

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

Item 4. Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Date: November 7, 2018

