Form 10-K
period 2018-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2019-03-18
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1‑14180

LORAL SPACE & COMMUNICATIONS INC.

(Exact name of registrant specified in the charter)

Jurisdiction of incorporation: Delaware

IRS identification number: 87‑0748324

600 Fifth Avenue

New York, New York 10020

(Address of principal executive offices)

Telephone: (212) 697‑1105

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2 of the Act). Yes ☐ No ☑

As of June 30, 2018, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant was approximately $478,430,108

At March 11, 2019, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO ANNUAL REPORT ON FORM 10‑K

For the Year Ended December 31, 2018

PART I

Item 1. Business

THE COMPANY

Overview

Loral Space & Communications Inc., together with its subsidiaries (“Loral,” the “Company,” “we,” “our” and “us”), is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services.

Satellite Services

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat Canada (“Telesat”), a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations. Loral held a 62.7% economic interest and a 32.6% voting interest in Telesat as of December 31, 2018.

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

At December 31, 2018, Telesat, with approximately $2.7 billion of backlog, provided satellite services to customers from its fleet of 17 in-orbit geostationary satellites, including Telstar 18 VANTAGE and Telstar 19 VANTAGE which were successfully launched in the third quarter of 2018. Telesat also owns the Canadian Ka-band payload on the ViaSat‑1 satellite and manages the operations of additional satellites for third parties. In January 2018, Telesat launched a Ka-band satellite into low earth orbit as part of its plan to deploy a high capacity LEO constellation that is expected to deliver low latency, fiber-like broadband to commercial and government users worldwide.

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

Broadcast

Telesat’s broadcast services business provided approximately 50% of its revenue for the year ended December 31, 2018. These services include:

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

Enterprise

Telesat’s enterprise services provided approximately 48% of its revenue for the year ended December 31, 2018. These services include:

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

Broadband services: Telesat provides Ka-band satellite capacity to customers in Canada, primarily to Bell Canada subsidiary Northwestel, which uses it to enhance broadband connectivity for all 25 communities in Nunavut, Canada’s northernmost territory and to Xplornet Communications Inc., which uses it to provide two-way broadband internet services and in the United States to ViaSat, Inc. (“ViaSat”), which uses it to provide similar services. Telesat also provides Ka-band and Ku-band satellite capacity to Hughes Network Systems LLC (“HNS”), which uses it to provide two-way broadband internet services in South America.

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

Consulting and Other

Telesat’s consulting and other category provided approximately 2% of its revenues for the year ended December 31, 2018. Telesat’s consulting operations allow it to realize operating efficiencies by leveraging Telesat’s existing employees and the facility base dedicated to its core satellite communication business. With almost 50 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide.

Competitive Strengths

Telesat’s business is characterized by the following key competitive strengths:

Leading Global FSS Operator

Telesat is one of the world’s leading fixed satellite services (“FSS”) operators and the largest in Canada. It has a leading position as a provider of satellite services in the North American video distribution market. Telesat provides services to both of the major DTH providers in Canada, Bell TV and Shaw Direct, which together have approximately two million subscribers, as well as to EchoStar (DISH Network) in the United States, which has approximately 10.3 million subscribers. Its international satellites are well positioned to serve a number of growing markets and serve a range of important customers in those markets.

Blue Chip Customer Base

Telesat offers its broad suite of satellite services to more than 400 customers worldwide, which include some of the world’s leading DTH service providers, ISPs, network services integrators, telecommunications carriers, corporations and government agencies. Over almost 50 years of operation, Telesat has established long-term, collaborative relationships with its customers and has developed a reputation for creating innovative solutions and providing services essential for its customers to reach their end users. Telesat’s customers represent some of the strongest and most financially stable companies in their respective industries. A number of these customers have historically committed to long-term contracts for Telesat’s services, which enhances the predictability of its future revenues and cash flows and supports its future growth.

Large Contracted Backlog and Young Satellite Fleet Underpin Anticipated Growth and High Revenue Visibility

Historically, Telesat has been able to generate strong cash flows from its operating activities due to the high operating margins in the satellite industry and its disciplined control of expenses. The stability of Telesat’s cash flows is underpinned by its large revenue backlog. Telesat has been able to generate significant backlog by entering into long-term contracts with some of its customers, in some cases for all or substantially all of a satellite’s orbital maneuver life. Historically, this has resulted in revenue from the satellite services business being fairly predictable.

Many of Telesat’s satellites are relatively new and will not need to be replaced for a significant period of time, which defers replacement capital expenditures.

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

Telesat also has rights to use Ka-band and V-band to operate a global LEO satellite constellation. LEO satellite systems have the potential to offer a number of advantages over geostationary satellites to meet growing requirements for broadband services by providing increased data speeds and capacity, global coverage, and latency on par with or potentially better than terrestrial services. Telesat’s ﬁrst LEO satellite was launched in January 2018 and is being used to support live demonstrations of certain features of Telesat’s LEO system design with existing Telesat customers and potential suppliers of Telesat LEO system hardware. These satellite leaders will be able to experience key advantages of Telesat’s LEO system – including ultra-low latency and high speeds – and assess the role Telesat’s constellation can play in their next-generation broadband networks.

Global Operations Provide Revenue Diversification and Economies of Scale

The combination of Telesat’s North American broadcast and enterprise services businesses and Telesat’s international business offers diversity in terms of both the customers and regions served as well as the services provided.

Moreover, as the operator of a fleet of 17 geostationary satellites plus multiple other satellites for third parties, Telesat has attained meaningful scale to allow it to leverage its relatively fixed cost base to achieve substantial operating margins.

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

Telesat believes its satellite fleet offers a strong combination of existing backlog and available capacity that provides a solid foundation upon which it will seek to grow its revenue and cash flows. To achieve this growth, Telesat will seek to capture the anticipated increased demand for satellite services and capacity, particularly in the enterprise services market, from requirements such as maritime and aeronautical, government services and supporting carrier and enterprise networks.

Telesat will continue to focus on capturing the anticipated increase in worldwide demand for satellite services through a disciplined satellite expansion program that should drive incremental contracted backlog and cash flows, and further leverage its fixed cost structure.

In 2018, Telesat launched two new geostationary satellites:

Telstar 18 VANTAGE, a powerful, state-of-the-art, multi-mission satellite was successfully launched in September 2018 to replace Telstar 18 at 138° EL. This new satellite replaces and expands on Telesat’s Telstar 18 satellite through extensive C-band capacity over Asia, Ku-band high throughput spot beams over Indonesia and Malaysia, and five additional regional Ku-band beams. Telstar 18 VANTAGE’s innovative Ku-band payloads of high throughput spot beams and focused regional beams provide customers operating in Mongolia, Indochina, Indonesia, Australia and New Zealand and the Pacific Ocean with greater choice and flexibility in deploying high performing broadband networks. Telesat’s long-standing partner at the 138° EL location, APT, will use 57.5% of the satellite’s capacity in exchange for providing 57.5% of the capital for the satellite program.

Telstar 19 VANTAGE, a powerful, multi-mission, high throughput satellite was successfully launched in July 2018, bringing additional capacity to the 63° WL orbital location where Telesat operates its Telstar 14R/Estrela do Sul 2 satellite. The satellite offers a high degree of flexibility with coverage of Brazil, the Andean region, the Caribbean, the North Atlantic Ocean and Northern Canada. HNS has entered into a long-term contract for Telstar 19 VANTAGE Ka-band capacity to expand its broadband satellite services for consumers and businesses in South America. Telesat also has long term contracts for the entire Ka-band capacity of Telstar 19 VANTAGE over Northern Canada, including providing Bell Canada subsidiary Northwestel with the high throughput spot beam capacity required to enhance broadband capacity for all 25 communities in Nunavut, Canada’s northernmost territory.

Telesat will continue to advance its LEO constellation plans. In January 2018, Telesat successfully launched its first LEO satellite, an important milestone in its development of a state-of-the-art, high capacity LEO constellation that will deliver transformative, fiber-like broadband to commercial and government users worldwide. This Phase 1 LEO satellite is now demonstrating certain features of Telesat’s LEO system design, in particular the capability of the satellite and customer terminals to deliver a low-latency broadband experience. Telesat has installed ground infrastructure at its teleport in Allan Park in Canada to support testing with existing customers and potential suppliers of Telesat LEO system hardware who have been participating in trials since the second half of 2018. In July and August 2018, Telesat entered into agreements with two leading satellite manufacturing teams, Airbus Defence and Space and a consortium of Thales Alenia Space and Maxar Technologies, to further develop systems designs for Telesat’s LEO constellation. The two teams will complete their preliminary designs, address key hardware and software development items, and perform a series of technical reviews. Later in 2019, Telesat expects to receive firm proposals for manufacture and launch support of Telesat’s LEO satellites and deployment of the ground system infrastructure.

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

The Canadian government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization commitments to liberalize trade in basic telecommunications services. As of January 2019, approximately 90 non-Canadian licensed geostationary satellites and non-geostationary satellite constellations are listed as having been approved for use in Canada. Four of these geostationary satellites are Telesat satellites licensed by other administrations and one is a satellite on which Telesat owns the Canadian-coverage capacity.

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

Many of the new and replacement satellites expected to be deployed in the near term will be high throughput satellites or will include high throughput payloads. In addition, second generation high throughput satellite systems recently launched and in development purport to be capable of throughput that substantially exceeds the throughput of first generation high throughput satellites. This is expected to result in a significant increase in satellite capacity which may further increase competition.

Over the past few years, in addition to Telesat’s LEO constellation, a number of other global non-geostationary orbit (“NGSO”) satellite systems have been announced and are now in various stages of development. These include proposed systems from One Web, SpaceX, SES/O3b and LeoSat, among others. In addition, a number of other non-terrestrial systems using drones or balloons have also been announced. As these new systems are deployed they may significantly increase the supply of services that will compete with Telesat’s LEO constellation as well as traditional satellite services.

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

Satellite Fleet & Ground Resources

Telesat’s state-of-the art satellite ﬂeet is comprised of 17 geostationary satellites offering global coverage with a concentration over the Americas. Telesat’s Nimiq 1 and Nimiq 2 satellites are primarily used to provide short-term services to other operators who use the satellites at their designated orbital locations to preserve their spectrum rights.

In January 2018, Telesat launched a Ka-band satellite into low earth orbit as part of a plan to deploy a high capacity LEO constellation that is expected to deliver low latency, fiber-like broadband to commercial and government users worldwide.

Telesat operates an extensive ground infrastructure, including a satellite control center (“SCC”) in Ottawa, Ontario, its main earth station and backup SCC at Allan Park, Ontario, nine earth stations throughout Canada, one teleport located in the United States and one in Brazil. These ground facilities are used for controlling Telesat’s satellites and for the provision of end-to-end services to Telesat’s customers.

The table below summarizes selected data relating to Telesat’s owned in-orbit satellite capacity as of December 31, 2018:

			Manufacturer’s	Expected
	Orbital Location	Launch	End-of-Service	End-of- Orbital
	Regions Covered	Date	Life	Maneuver Life(1)	Model
Anik F1	107.3°WL South America	November 2000	2016	2022	BSS702 (Boeing)
Anik F1R	107.3° WL North America	September 2005	2020	2022	E3000 (EADS Astrium)
Anik F2	111.1° WL Canada, Continental United States	July 2004	2019	2027	BSS702 (Boeing)
Anik F3	118.7° WL Canada, Continental United States	April 2007	2022	2026	E3000 (EADS Astrium)
Anik G1	107.3° WL Canada, South America	April 2013	2028	2039	SSL 1300
Nimiq 1	Not Applicable (2)	May 1999	2011	2021(4)	A2100 AX (Lockheed Martin)
Nimiq 2	Not Applicable (2)	December 2002	2015	2024(5)	A2100 AX (Lockheed Martin)
Nimiq 4	82° WL Canada	September 2008	2023	2027	E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada, Continental United States	September 2009	2024	2035	SSL 1300
Nimiq 6	91.1º WL Canada	May 2012	2027	2048	SSL 1300
Telstar 11N	37.55° WL North and Central America, Europe, Africa and the maritime Atlantic Ocean region	February 2009	2024	2026	SSL 1300
Telstar 12	109.2°WL Southern United States, South and Central America	October 1999	2012	2027(5)	SSL 1300
Telstar 12 VANTAGE	15°WL Eastern United States, SE Canada, Europe, Russia, Middle East, South Africa, portions of South and Central America	November 2015	2030	2032	E3000 (Airbus)
Telstar 14R/ Estrela do Sul 2	63°WL Brazil and portions of Latin America, North America, Atlantic Ocean	May 2011	2026	2024	SSL 1300
Telstar 18(3)	138° EL India, South East Asia, China, Australia and Hawaii	June 2004	2017	2022(5)	SSL 1300
Telstar 18 VANTAGE(6)	138° EL India, South East Asia, Indonesia/Malaysia, China, Australia/New Zealand, North Pacific and Hawaii	September 2018	2033	2040	SSL 1300
Telstar 19 VANTAGE	63°WL Brazil and portions of Latin America, North America, Atlantic Ocean, Caribbean	July 2018	2033	2036	SSL 1300
LEO 1	NGSO polar	January 2018	2021	2021	SSTL

(1)

Telesat’s current estimate of when each satellite will be decommissioned, taking account of anomalies and malfunctions the satellites have experienced to date and other factors such as remaining fuel levels, consumption rates and other available engineering data. These estimates are subject to change and it is possible that the actual orbital maneuver life of any of these satellites will be shorter than Telesat currently anticipates. Further, it is anticipated that the payload capacity of each satellite may be reduced prior to the estimated end of orbital maneuver life. For example, Telesat currently anticipates that it will need to commence the turndown of transponders on Anik F1 prior to the end of orbital maneuver life as a result of further degradation in available power.

(2)	Nimiq 1 and Nimiq 2 are currently located in non-Telesat orbital slots.
(3)

54% of the transponders on the satellite are leased to APT (the “APT transponders”), through the end of life of the satellite in consideration for APT’s funding a portion of the satellite’s cost. This transaction was accounted for as a sales-type lease, because substantially all of the benefits and risks incident to the ownership of the leased transponders were transferred to APT. Telesat has agreed with APT among other things that, if Telesat is able to obtain the necessary approvals and licenses from the U.S. government under U.S. export laws, it would transfer title to the APT transponders on Telstar 18 to APT, as well as a corresponding interest in the elements on the satellite that are common to or shared by the APT transponders and the Telesat transponders. Telesat acquired two transponders from APT for an additional payment in August 2009.

(4)

Inclined orbit operations may be utilized to reach the projected End of Orbital Maneuver Life for Nimiq 1 in the event the satellite is relocated. The start of inclined orbit operations will be selected accordingly.

(5)	End-of-Orbital Maneuver Life for these satellites has been extended through inclined orbit operations which reduces fuel consumption through the elimination of north-south stationkeeping.

(6)

Telesat International Limited (“TIL”), a subsidiary of Telesat Canada, and APT have entered into agreements relating to the Telstar 18 VANTAGE satellite, which are accounted for as a joint operation, whereby TIL’s interest is 42.5%.

In addition, Telesat has rights to satellite capacity on other satellites including the Ka-band Canadian payload consisting of nine user beams on ViaSat‑1.

Telesat is currently evaluating mission extension services that have the potential to prolong the orbital maneuver lives of certain of its satellites. However, there can be no assurance that Telesat will contract for the use of these mission extension services or that, if it does so, the services will be successful.

Satellite Services Performance(1)

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

	Year Ended December 31,
	2018	2017
	(In thousands)
Revenue:
Total segment revenues	$699,596	$712,390
Affiliate eliminations(2)	(699,596)	(712,390)
Revenues from satellite services as reported	$—	$—
Operating income:
Total segment operating income	$357,321	$370,562
Affiliate eliminations(2)	(357,321)	(370,562)
Operating income from satellite services after eliminations	$—	$—

(1)

See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented.

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat which is reflected in our consolidated financial statements under the equity method of accounting.

Total Telesat assets were $3.9 billion and $4.1 billion as of December 31, 2018 and 2017, respectively. The change in total assets from December 31, 2017 to December 31, 2018 is primarily the result of the change in foreign exchange rates. Backlog was approximately $2.7 billion and $3.0 billion as of December 31, 2018 and 2017, respectively. The decrease in backlog is due to revenues recognized and exchange rate changes, partially offset by new orders. It is expected that approximately 20% of the backlog at December 31, 2018 will be recognized as revenue by Telesat in 2019.

Other

We also own 56% of XTAR, LLC (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. XTAR owns and operates an X-band satellite, XTAR-EUR located at 29˚ EL, which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases 7.2 72 MHz X-band transponders (subject to certain temporary reductions for 2018) on the Spainsat satellite located at 30˚ WL owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide satellite telecommunication services to various agencies of the United States, Spanish and other European governments. For more information on XTAR see Note 5 to the Loral consolidated financial statements.

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

Since November 2000, pursuant to the CRTC’s Decision CRTC 2000‑745, virtually all telecommunications service providers are required to pay contribution charges based on their Canadian telecommunications service revenues, minus certain deductions (e.g., terminal equipment sales and inter-carrier payments). The contribution rate varies from year to year. It was initially set at 4.5% of eligible revenues but was significantly reduced in subsequent years. The rate for 2018 was 0.54%, and an interim rate of 0.60% has been established by the CRTC for 2019.

United States Regulatory Environment

The Federal Communications Commission (“FCC”) regulates the provision of satellite services to, from, or within the United States.

Telesat has chosen to operate its U.S. licensed satellites, Telstar 11N, Telstar 12 and Telstar 12 VANTAGE, on a non-common carrier basis. Consequently, it is not subject to rate regulation or other common carrier regulations enacted under the Communications Act of 1934. Telesat pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. Annual and quarterly status reports must be filed with the Universal Service Administrative Company (“USAC”) covering interstate/international telecommunications revenues. Based on these reports, USAC assesses Telesat for contribution to the FCC’s Universal Service Fund (“USF”). Payments to the USF are made on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is proposed to be set at 20% for the first quarter of 2019. At the present time, the FCC does not assess USF contributions with respect to bare transponder capacity (i.e. agreements for space segment only). Telesat’s United States telecom revenues that are subject to USF contribution requirements are currently small and its USF payments are not material.

Telesat also owns and operates the portion of the ViaSat‑1 satellite (115o WL) payload that is capable of providing service within Canada. The ViaSat‑1 satellite is licensed by the United States.

The FCC currently grants geostationary-like satellite authorizations on a first-come, first-served basis to applicants which demonstrate that they are legally and technically qualified and that the public interest will be served by the grant. In contrast, applications for non-geostationary-like satellite authorizations are dealt with through processing rounds, initiated by public notice or the submission of a lead application. Under licensing and market access rules, a bond must be posted starting at $1 million when a geostationary satellite or non-geostationary satellite constellation authorization is granted and escalating to up to $3 million in the case of a geostationary satellite and $5 million in the case of a non-geostationary satellite constellation. The entire amount of the bond may be forfeited if there is a failure to meet the FCC’s milestones for the launch and commencement of operations of the geostationary satellite or the milestones for the deployment and operation of 50% of the satellites in a non-geostationary satellite constellation. According to current licensing rules, the FCC will issue new satellite licenses for an initial 15‑year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized satellite using the same frequencies. At the end of the 15‑year term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions. As in other jurisdictions, the FCC is considering and may adopt new spectrum allocations for terrestrial mobile broadband and 5G, including in bands that are currently allocated to satellite services. New spectrum allocations may require satellite operators to vacate or share spectrum and may limit the spectrum that is available for satellite services.

To facilitate the provision of FSS in C-, Ku-, Ka- and V-band frequencies in the United States market, foreign licensed operators can apply to have their satellites either placed on the FCC’s Permitted Space Station List (for certain frequencies) or be granted a declaratory ruling (for other frequencies). The bond and milestone requirements for U.S.-licensed satellites apply equally to authorized foreign-licensed satellites. Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3, Telstar 14R/Estrela do Sul 2 and Telstar 19 VANTAGE satellites and Telesat’s Ka- and V-band LEO constellations are currently authorized to serve the U.S. market in accordance with these procedures.

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

ANATEL has authorized Telesat, through its subsidiary, Telesat Brasil Capacidade de Satélites Ltda. (“TBCS”), to operate a Ku-band FSS satellite at the 63° WL orbital location. In December 2008, TBCS entered into a new 15‑year Concession Agreement with ANATEL which obligates TBCS to operate the satellite in accordance with Brazilian telecommunications law and contains provisions to enable ANATEL to levy fines for failure to perform according to the Concession Agreement terms.

In May 2015, TBCS was the successful bidder in an ANATEL auction for Ka-Band and planned Ku-band frequency rights at the 63° WL orbital location, and the associated 15‑year Concession Agreements were signed in March 2016. Telesat’s Estrela do Sul 2 and Telstar 19 VANTAGE satellites are located at 63° WL and make use of these frequency rights.

In addition, ANATEL has accredited TBCS as legal representative in Brazil of three non-Brazilian satellites; Telstar 12 VANTAGE, Anik F1 and Anik G1.

Telesat owns Telstar 18 and its replacement, Telstar 18 VANTAGE, which currently operate at the 138° EL orbital location under an agreement with APT. APT has been granted the right to use the C- and Ku-band frequencies at the 138° EL orbital location by The Kingdom of Tonga. APT is the direct interface with the Tonga regulatory bodies. Because Telesat gained access to this orbital location through APT, there is greater uncertainty with respect to its ability to maintain access to this orbital location and the frequencies. Telstar 18 VANTAGE also includes Ka-band frequencies that operate under rights provided to Telesat by the United Kingdom.

Telesat owns and operates the portion of the ViaSat‑1 satellite (115˚ WL) payload that is capable of providing service within Canada. ViaSat‑1 operates in accordance with a license granted by the FCC in the United States. However, by virtue of an intergovernmental arrangement between the United States and the United Kingdom, ViaSat‑1 operates in accordance with ITU networks filed by the United Kingdom regulatory agency, OFCOM, on behalf of the Isle of Man. The Isle of Man is a British Crown Dependency and Isle of Man satellite frequency filings are filed with the ITU by OFCOM. ManSat Ltd. (“ManSat”) has been granted rights by the Isle of Man government to manage all aspects of Isle of Man satellite frequency filings. Both Telesat and ViaSat have a commercial relationship with ManSat. ViaSat and Telesat have agreed to cooperate in their dealings with ManSat with respect to the ViaSat‑1 satellite for OFCOM and ITU purposes. The Ka-band and portions of the Ku-band frequencies on Telstar 12 VANTAGE, portions of the Ka-band frequencies on Telstar 18 VANTAGE and the Ka-band frequencies on Telstar 19 VANTAGE are also filed with the ITU by ManSat on behalf of Telesat.

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

PATENTS AND PROPRIETARY RIGHTS

As of December 31, 2018, Telesat owned 18 issued patents, five of which are in the United States. These patents expire between 2019 and 2032. Telesat also has several pending domestic and international patent applications.

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

FOREIGN OPERATIONS

Telesat’s revenues from customers in Canada, the U.S. and other geographical regions, primarily Europe, Middle East and Africa and Latin America and Caribbean, for the years ended December 31, 2018 and 2017 are tabulated below:

	Year Ended December 31,
	2018	2017
	(In thousands)
Canada	$323,630	$319,379
United States	246,992	238,924
Others	128,974	154,087
	$699,596	$712,390

At December 31, 2018 and 2017, Telesat’s long-lived assets were located primarily in Canada, with the exception of in-orbit satellites. (see Item 1A – “Risk Factors – Telesat is subject to risks associated with doing business internationally.”)

EMPLOYEES

As of December 31, 2018, Loral had 20 full-time employees.

As of December 31, 2018, Telesat and its subsidiaries had approximately 387 full-time and part-time employees, approximately 3.4% of whom are subject to collective bargaining agreements. Telesat’s employee body is primarily comprised of professional engineering, sales and marketing staff, administrative staff and skilled technical workers. Telesat considers its employee relations to be good.

AVAILABLE INFORMATION

Our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports are available without charge on our web site, www.loral.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of these documents also are available in print, without charge, from Loral’s Investor Relations Department, 600 Fifth Avenue, New York, NY 10020. Loral’s web site is an inactive textual reference only, meaning that the information contained on the web site is not part of this report and is not incorporated in this report by reference.

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

At December 31, 2018, Telesat had outstanding indebtedness of $2.8 billion, which matures in 2023 and 2024, and additional borrowing capacity of $200 million under its revolving facility which matures in 2021. Approximately $2.5 billion of this total borrowing capacity is secured by substantially all of the assets of Telesat. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat. Borrowings under Telesat’s senior secured credit facilities are at variable rates of interest and expose Telesat to interest rate risk. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a $4.4 million change in annual interest expense on indebtedness under the senior secured credit facilities. Telesat has entered into, and in the future it may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. Telesat may not, however, maintain interest rate swaps with respect to all or any of its variable rate indebtedness, and any swaps Telesat enters into may not fully mitigate its interest rate risk, may prove disadvantageous or may create additional risks.

As of December 31, 2018, all of Telesat’s outstanding debt was denominated in U.S. dollars. Changes in exchange rates impact the amount that Telesat pays in interest and may significantly increase the amount that Telesat is required to pay in Canadian dollar terms to redeem the indebtedness either at maturity, or earlier if redemption rights are exercised or other events occur which require Telesat to offer to purchase the indebtedness prior to maturity, and to repay funds drawn under its U.S. dollar denominated facility. Unfavorable exchange rate changes could affect Telesat’s ability to repay or refinance this debt.

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

Portions of Telesat’s revenue and expenses and all of its debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate may have a negative impact on Telesat’s financial results and affect the ability of Telesat to repay or refinance its borrowings. Telesat’s main currency exposures as of December 31, 2018 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness, with the most significant impact being on the U.S. dollar denominated indebtedness. In addition, approximately 50% of Telesat’s revenues, 30% of its operating expenses, 100% of its interest expense and a majority of its capital expenditures for 2018 were denominated in U.S. dollars. As of December 31, 2018, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have (decreased) increased Telesat’s net loss by approximately $120 million. This analysis assumes all other variables remain constant.

Loral reports its investment in Telesat using the equity method of accounting. Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how Telesat’s financial results are reported in our consolidated financial statements. During 2018, the exchange rate moved from U.S. $1.00/CAD 1.2571 at December 31, 2017 to U.S. $1.00/CAD 1.3637 at December 31, 2018.

While we own 62.7% of Telesat on an economic basis, we own only 32.6% of its voting stock and therefore do not have the right to elect or appoint a majority of the members of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.

While we own 62.7% of the economic interests in Telesat, we hold only 32.6% of its voting interests. Although the restrictions on foreign ownership of Canadian satellites have been removed by the government of Canada, we are still subject to our shareholders agreement with the Public Sector Pension Investment Board (“PSP”) and the articles of incorporation of Telesat, which do not allow us to own more voting stock of Telesat than we currently own. Also, under our shareholders agreement, the governance and management of Telesat is vested in its 10‑member Board of Directors, comprised of three Loral-appointed directors, three PSP-appointed directors and four independent directors, two of whom also own Telesat shares with nominal economic value and 31.1% and 6.8% of the voting interests for Telesat directors, respectively. While we own a greater voting interest in Telesat than any other single stockholder with respect to election of directors and we and PSP, which owns 29.4% of the voting interests for directors and 67.4% of the voting interests for all other matters, together own a majority of Telesat’s voting power, circumstances may occur where our interests and those of PSP diverge or are in conflict. For example, it is likely that any strategic transaction involving our ownership interests in Telesat that we wish to pursue will require the cooperation of PSP, and PSP may not share our objectives or wish to pursue transactions in which we are interested or any transaction at all. In the event that our interests differ from those of PSP, PSP, with the agreement of at least three of the four independent directors, may, subject to veto rights that we have under Telesat’s shareholders agreement, cause Telesat to take actions contrary to our wishes. These veto rights are, however, limited to certain extraordinary actions — for example, the incurrence of more than $100 million of indebtedness or the purchase of assets at a cost in excess of $100 million. Moreover, our right to block these actions under the shareholders agreement falls away if, subject to certain exceptions, either (i) ownership or control, directly or indirectly by Dr. Mark H. Rachesky (President of MHR Fund Management LLC, or MHR, which, through its affiliated funds is our largest stockholder) of our voting stock falls below certain levels other than in certain specified circumstances or (ii) there is a change in the composition of a majority of the members of Loral’s board of directors over a consecutive two-year period without the approval of the incumbent directors.

We may face indemnification claims for pre-closing taxes from our sale of SSL.

In the fourth quarter of 2012, we completed the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”), to MDA Communications Holdings, Inc., a subsidiary of Maxar Technologies Ltd. (formerly known as MacDonald, Dettwiler and Associates Ltd.) (“MDA”). Under the terms of the purchase agreement related to the SSL sale, we are obligated to indemnify MDA and its affiliates for certain pre-closing taxes. The final amounts of certain indemnification claims relating to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. We may not be able to settle indemnification claims at or below the value recorded in our financial statements, and indemnification claims under the purchase agreement, whether pending now or made in the future, could have a material adverse effect on our financial condition, including liquidity, and results of operations.

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

The ability of Telesat and XTAR to make payments or distributions to Loral, whether as dividends or as payments under applicable management and consulting agreements or otherwise, will depend on their operating results, including their ability to satisfy their own cash flow requirements, and obligations including, without limitation, their debt service obligations. Moreover, covenants contained in the debt agreements of Telesat impose limitations on its ability to dividend or distribute funds to Loral. Even if the applicable debt covenants would permit Telesat to pay dividends or make distributions, Loral will not have the ability to cause Telesat to do so. See above “While we own 62.7% of Telesat on an economic basis, we own only 32.6% of its voting stock and therefore do not have the right to elect or appoint a majority of the members of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.” Likewise, any dividends or distributions by XTAR would require the prior consent of our Spanish partner in the joint venture.

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

XTAR has not been successful in leasing a significant portion of its available capacity. As a result, XTAR has deferred certain payments owed to us, Hisdesat and Telesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite (the “Spainsat Lease Agreement”). As of December 31, 2018 and 2017, XTAR has deferred payment of liabilities of $37.6 million and $32.7 million, respectively, under the Spainsat Lease Agreement. XTAR’s lease and other obligations to Hisdesat, which will aggregate in excess of $75 million over the remaining life of the satellite as of December 31, 2018, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these obligations, as well as payments of other amounts owed to us, Hisdesat and Telesat in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these obligations will continue to accrue and grow, and, absent agreement to further defer all or some these obligations, XTAR may be unable to pay them when due, which ultimately could result in a restructuring of XTAR. As of December 31, 2018, $6.7 million was due to Loral from XTAR and we had an allowance of $6.6 million against these receivables.

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

The implementation of new technologies that can provide increased capacity to end users at lower cost may reduce demand for Telesat’s services. The introduction of first generation high throughput satellites (“HTS”), such as ViaSat‑1, Jupiter 1 and Intelsat’s “Epic” line of HTS, all of which are able to transmit substantially more data than preexisting satellites, may decrease demand and/or prices for traditional satellite capacity. Many of the new and replacement satellites to be deployed in the near term will be HTS or include high throughput payloads. In addition, second generation HTS systems recently launched and in development purport to be capable of throughput that substantially exceeds the throughput of first generation HTS. While Telesat owns the high throughput Canadian payload on ViaSat‑1 and has incorporated high throughput payloads on its Telstar 12 VANTAGE, Telstar 18 VANTAGE and Telstar 19 VANTAGE satellites, the introduction of more, and more capable, HTS by other operators into the markets in which Telesat participates could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

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

NGSO constellations are complex. In order to operate successfully and deliver a high quality service, all components of the system, both on the ground and in space, must be integrated seamlessly and efficiently. Unlike most traditional geostationary satellites currently in use which rely on legacy, space-tested hardware and established ground equipment infrastructures, much of the technology necessary for the successful operation of a LEO constellation, in particular the Telesat LEO constellation, is still in development. Telesat’s LEO constellation design incorporates leading-edge satellite technologies, including on-board data processing, multi-beam phased array antennas, and optical inter-satellite links, that have not been fully developed for space application at the scale, levels of performance and price points that Telesat requires. In addition, in order to provide a competitive service in certain of the customer segments Telesat plans to serve, Telesat requires advances in ground terminal design and manufacture, particularly electronic flat panel antennas capable of acquiring and tracking LEO satellites. If Telesat’s LEO constellation does not deliver the required quality of service at prices that are competitive relative to other satellite providers and alternative products, Telesat may not be able to acquire customers and establish a successful business. It is possible that despite Telesat’s concerted effort to do so, Telesat may not be able to sufficiently overcome the technological hurdles required to complete its planned LEO constellation or Telesat may implement its LEO constellation and, due to technological issues that Telesat did not foresee or which Telesat did not effectively address, Telesat’s LEO constellation may not operate as planned.

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

Although Telesat believes there is a significant market for the services Telesat expects to provide with its LEO constellation, Telesat may not be able to attract enough customers to make the project successful and earn a sufficient return on its investment, which could have a material adverse effect on Telesat’s business prospects and financial condition and its ability to pay its debt.

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

Telesat anticipates that its satellites will have the end-of-orbital maneuver life dates described above in Item1‑Business. For all but one of Telesat’s satellites, the expected end-of-orbital maneuver life date goes beyond the manufacturer’s end-of-service life date. A number of factors will affect the actual commercial service lives of Telesat’s satellites, including: the amount of propellant used in maintaining the satellite’s orbital location or relocating the satellite to a new orbital location (and, for newly-launched satellites, the amount of propellant used during orbit raising following launch); the durability and quality of their construction; the performance of their components; conditions in space such as solar flares and space debris; operational considerations, including operational failures and other anomalies; and changes in technology which may make all or a portion of Telesat’s satellite fleet obsolete.

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

Telesat’s current satellite insurance does not protect it against all satellite-related losses that it may experience, and it does not have in-orbit insurance coverage for all of the satellites in its fleet. As of December 31, 2018, the total net book value of Telesat’s six in-orbit satellites for which it does not have insurance (Nimiq 1, Nimiq 2, Anik F1, Telstar 12, Telstar 18 and ViaSat‑1) was approximately CAD 31 million. Telesat’s insurance does not protect it against business interruption, loss of revenues or delay of revenues. In addition, Telesat does not insure the net book value of performance incentives that may be payable to a satellite’s manufacturer as these are payable only to the extent that the satellite operates in accordance with contracted technical specifications. Telesat’s existing launch and in-orbit insurance policies include, and any future policies that Telesat obtains can be expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage or losses arising from acts of war, anti-satellite devices, electromagnetic or radio frequency interference and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for satellite health-related problems affecting Telesat’s satellites that are known at the time the policy is written or renewed. Any claims under existing policies are subject to settlement with the insurers and may, in some instances, be payable to Telesat’s customers.

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

For the year ended December 31, 2018, Telesat’s top five customers together accounted for approximately 63% of its revenues. At December 31, 2018, Telesat’s top five backlog customers together accounted for approximately 84% of its backlog. If any of Telesat’s major customers chooses not to renew its contract or contracts at the expiration of the existing terms or seeks to negotiate concessions, particularly on price, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services or becoming unable to pay for services they had contracted to buy. In addition, some of Telesat’s customers’ industries are undergoing significant consolidation, and Telesat’s customers may be acquired by each other or other companies, including by Telesat’s competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and Telesat’s customers may in the future default, on their obligations to Telesat due to bankruptcy, lack of liquidity, operational failure or other reasons. Such defaults could adversely affect Telesat’s revenues, operating margins and cash flows. If Telesat’s contracted revenue backlog is reduced due to the financial difficulties of its customers, Telesat’s revenues, operating margins and cash flows would be further negatively impacted.

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

In Canada, Telesat’s operations are subject to regulation and licensing by ISED pursuant to the Radiocommunication Act (Canada) and by the CRTC, under the Telecommunications Act (Canada). ISED has the authority to issue licenses, establish standards, assign Canadian orbital locations, and plan the allocation and use of the radio frequency spectrum, including the radio frequencies upon which Telesat’s satellites and earth stations depend. The Minister responsible for ISED has broad discretion in exercising this authority to issue licenses, fix and amend conditions of licenses, and to suspend or even revoke them. The CRTC has authority over the allocation (and reallocation) of satellite capacity to particular broadcasting undertakings. Telesat is required to pay “universal service” charges in Canada and has certain research and development and public benefit obligations that do not apply to other satellite operators with which it competes. These obligations could change at any time.

In the United States, the FCC regulates the provision of satellite services to, from, or within the United States. Certain of Telesat’s satellites are owned and operated through a U.S. subsidiary and are regulated by the FCC. In addition, to facilitate the provision of FSS satellite services in C-, Ku- and Ka-band frequencies in the United States market, foreign licensed operators can apply to have their satellites either placed on the FCC’s Permitted Space Station List (for certain frequencies) or be granted a declaratory ruling (for other frequencies). Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3, Telstar 14R/Estrela do Sul 2 and Telstar 19 VANTAGE satellites are currently authorized to serve the U.S. market in accordance with these procedures. The export from the United States of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations, in particular the ITAR which currently includes satellites on the list of items requiring export permits. These ITAR provisions have constrained Telesat’s access to technical information and have had a negative impact on its international consulting revenues. In addition, Telesat and its satellite manufacturers may not be able to obtain and maintain necessary export authorizations which could adversely affect Telesat’s ability to procure new United States-manufactured satellites; control its existing satellites; acquire launch services; obtain insurance and pursue its rights under insurance policies; or conduct its satellite-related operations and consulting activities.

Telesat also operates satellites through licenses granted by, and subject to regulations in, countries other than Canada and the United States. For example, the Brazilian national telecommunications agency, ANATEL, regulates the granting of exploitation and landing rights to the operation of Brazilian and foreign satellites and their use to transport telecommunication signals. ANATEL has authorized Telesat, through its subsidiary, TBCS, to operate Telstar 14R/Estrela do Sul 2, a Ku-band FSS satellite, and Telstar 19 VANTAGE, a Ku-band and Ka-band FSS satellite, at 63° WL, pursuant to Concession Agreements. ANATEL has also accredited Telesat as the legal representative in Brazil for Telstar 12 VANTAGE, Anik F1 and Anik G1. Telstar 18 and Telstar 18 VANTAGE operate at the 138° EL orbital location under agreements with APT, which has been granted the right to use the 138° EL orbital location by The Kingdom of Tonga.

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

Telesat’s in-orbit satellites do not currently occupy all of the geostationary locations for which it has obtained regulatory authorizations. In some cases, the Telesat satellite that occupies a geostationary location is not designed to use all of the frequency spectrum for which Telesat has been authorized. Similarly, Telesat has been granted regulatory authorizations for certain spectrum in NGSO that are not yet occupied at all or in which the full complement of satellites have not yet been deployed.

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

If Telesat is unable to place satellites into currently unused geostationary locations or into NGSO orbits in a manner that satisfies the ITU Radio Regulations and national regulatory requirements, or if the ITU or national regulatory requirements were to change, or if Telesat is unable to maintain satellites or make use of all of the spectrum for which it has been authorized at the geostationary locations that it currently uses, Telesat may lose its rights to use these orbital resources and they would become available for other satellite operators to use. The loss of one or more of Telesat’s orbital resources could negatively affect its plans and its ability to implement its business strategy.

Replacing a satellite upon the end of its service life will require Telesat to make significant expenditures and may require Telesat to obtain shareholder approval.

To ensure no disruption in Telesat’s business and to prevent loss of its customers, Telesat will be required to commence construction of a replacement satellite approximately five years prior to the expected end of service life of the satellite then in orbit. Typically, it costs in the range of $250 million to $300 million to construct, launch and insure a geostationary satellite. There can be no assurance that Telesat will have sufficient cash, cash flow or be able to obtain third party or shareholder financing to fund such expenditures on favorable terms, if at all, or that Telesat will obtain shareholder approval to procure replacement satellites. Certain of Telesat’s satellites are nearing their expected end-of-orbital maneuver lives. Should Telesat not have sufficient funds available to replace those satellites or should Telesat not receive approval from its shareholders to purchase replacement satellites, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Reductions in government spending could reduce demand for Telesat’s services.

Governments, in particular the U.S. government, purchase a substantial amount of satellite services from commercial satellite operators, including Telesat. Many governments provide funding for satellite services that are used to provide broadband connectivity to rural and remote communities and those with limited terrestrial infrastructure. To the extent these governments reduce spending on satellite services, as a result of the need to reduce overall spending during periods of fiscal restraint, to reduce budget deficits or otherwise, demand for Telesat’s services could decrease which could adversely affect Telesat’s revenue, the prices it is able to charge for services and its results.

Telesat may experience a failure of ground operations infrastructure or interference with its satellite signals that impairs the commercial performance of, or the services delivered over, its satellites or the satellites of other operators for whom it provides ground services, which could result in a material loss of revenues.

Telesat operates an extensive ground infrastructure including a satellite control center in Ottawa, Ontario, its main earth station and back up satellite control facility at Allan Park, Ontario, nine earth stations throughout Canada, one teleport located in the United States and one in Brazil. These ground facilities are used for controlling Telesat’s satellites and for the provision of end-to-end services to Telesat’s customers.

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

Any delays in the design, construction or launch of Telesat’s satellites could have a material adverse effect on its business, financial condition and results of operations. There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality Telesat requires, including Airbus Defense and Space, Thales Alenia Space, Boeing, Lockheed Martin, MELCO, Orbital and SSL. Telesat also relies on the manufacturers of its satellites to provide support throughout the life of the satellite in the event it should suffer an anomaly. If the business of any of Telesat’s manufacturers fails, Telesat’s ability to overcome a satellite anomaly and maintain its satellites in service, in whole or in part, could be adversely impacted. There are also a limited number of suppliers able to launch such satellites, including International Launch Services, Arianespace, Mitsubishi Heavy Industries, Space Exploration Technologies Corp. (“SpaceX”) and Lockheed Martin. Should any of Telesat’s manufacturers’ or launch suppliers’ businesses fail, competition would be reduced and the cost of satellites and launch services could increase. Adverse events with respect to any of Telesat’s manufacturers or launch suppliers could also result in the delay of the design, construction or launch of its satellites. For example, many of Telesat’s past launches were provided by International Launch Services, an entity owned by the Russian government. In response to the ongoing situation involving the Russian Federation in the Ukraine, various governments have implemented economic and other sanctions against Russia and its interests. U.S. law requires satellite manufacturers to obtain a license from the U.S. government for the export of certain prescribed U.S. technologies, if the export of the technology is to a Russian counterparty. Virtually all satellites manufactured outside of China contain prescribed U.S. technology. Should the U.S. implement sanctions having the effect of blocking the export of satellites containing prescribed U.S. technologies to Russian-controlled launch providers, it would lead to a reduction in launch alternatives and, as a result, could lead to increased launch costs or delays in the future, which could have an adverse impact on Telesat’s business. In addition, in December 2017, the U.S. government adopted new legislation that prohibits the U.S. Secretary of Defense from procuring satellite services using satellites that were launched on a Russian launch vehicle.

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

The assets on Telesat’s consolidated balance sheet as of December 31, 2018 include goodwill with a carrying value of approximately CAD 2.4 billion and other intangible assets with a carrying value of approximately CAD 268 million. Goodwill and other intangible assets are qualitatively assessed for indicators of impairment. If the qualitative assessment concludes an indication of impairment, a quantitative impairment test of goodwill and other intangible assets (such as orbital locations) with indefinite useful lives is undertaken. Telesat measures for the quantitative impairment test using a projected discounted cash flow method and confirms the assessment using other valuation methods. If the asset’s carrying value is more than its recoverable amount, the difference is recorded as a reduction in the amount of the asset on the balance sheet and an impairment charge in the consolidated statement of income (loss). Quantitaive testing for impairment requires significant judgment by management to determine the assumptions used in the impairment analysis. Any changes in the assumptions used could have a material impact on the impairment analysis and result in an impairment charge. Telesat cannot predict whether an event that triggers impairment will occur, when it will occur or how it will affect the reported asset values. If Telesat’s goodwill or other intangible assets are deemed to be impaired in whole or in part, it could be required to reduce or write off such assets, which could have a material adverse effect on its financial condition.

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

The export of satellites and technical data related to satellites, earth station equipment and provision of services are subject to U.S. export control and economic sanctions laws, implemented by U.S. State Department, Commerce Department and Treasury Department regulations. If Telesat does not maintain its existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, it may be unable to export technical data or equipment to non-U.S. persons and companies, including to Telesat’s own non-U.S. employees, as required to fulfill existing contracts. If Telesat does not maintain its existing authorizations or obtain necessary future authorizations under the trade sanctions laws and regulations of the United States, it may not be able to provide satellite capacity and related administrative services to certain countries subject to U.S. sanctions. Telesat’s ability to acquire new United States-manufactured satellites, procure launch services and launch new satellites, operate existing satellites, obtain insurance and pursue its rights under insurance policies or conduct its satellite-related operations and consulting activities could also be negatively affected if Telesat and its suppliers are not able to obtain and maintain required U.S. export authorizations.

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

Our principal asset is our majority economic ownership interest in Telesat. In an effort to maximize shareholder value, we have been exploring, and are in discussions with PSP regarding, potential strategic transactions to alter the status quo in our ownership of Telesat. Subject to market conditions and the cooperation of PSP, we continue to explore the combination of Loral and Telesat into one public company. Also, in 2015, we exercised our right under the Telesat Shareholders Agreement (the “Shareholders Agreement”) to require that Telesat initiate a public offering, and we may further pursue this right in the event that the combination transaction that we are pursuing is not likely to be achievable in a timely manner or on satisfactory terms. See “The initial public offering of Telesat and related governance changes that we have requested may not occur or may proceed in a manner contrary to our requests” below. There can be no assurance as to whether or when we will be able to conclude any strategic transaction or that any strategic initiatives or transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative or transaction involving Telesat or Loral’s interest therein will be achieved.

We received a cash distribution from Telesat of $242.7 million; we intend to make a cash distribution or return capital to our stockholders from the proceeds of that distribution; there can be no assurance, however, as to the amount and timing of any such distribution or return of capital, and such distribution or return of capital may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution or return capital to our stockholders. There can be no assurance as to the amount and timing of any such distribution or return of capital, and such distribution or return of capital may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

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

Third parties have significant rights with respect to, and we do not have control over management of, our affiliates. For example, while we own 62.7% of the participating shares of Telesat, we own only 32.6% of the voting power. Also, Hisdesat enjoys substantial approval rights in regard to XTAR, our X-band joint venture. The rights of these third parties and fiduciary duties under applicable law could result in others acting or failing to act in ways that are not in our best interest. For example, it is likely that any strategic transaction involving Telesat or XTAR that we wish to pursue will require the cooperation of our joint venture partners, and our partners may not share our objectives or wish to pursue a transaction in which we are interested or any transaction at all.

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

As of December 31, 2018, various funds affiliated with MHR and Dr. Rachesky held approximately 39.9% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 58.4% of the outstanding common equity of Loral as of December 31, 2018. As of March 15, 2019, representatives of MHR occupy two of the seven seats on our board of directors. One seat on our board, previously occupied by a former managing principal of MHR, is currently vacant. In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Rachesky, of our voting stock falls below certain levels other than in certain specific circumstances or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period without the approval of the incumbent directors, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

There is a thin trading market for our voting common stock.

Trading activity in our voting common stock, which is listed on the NASDAQ National Market, has generally been light, averaging approximately 55,000 shares per day for the year ended December 31, 2018. Moreover, over 50% of our voting common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the voting common stock and non-voting common stock they hold in Loral that effectively eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral voting common stock and non-voting common stock that would also, if exercised, effectively eliminate such restrictions.

The market for our voting common stock could be adversely affected by future issuance of significant amounts of our voting common stock.

As of December 31, 2018, 21,427,078 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were also outstanding 75,262 vested restricted stock units. These restricted stock units may be settled either in cash or Loral voting common stock at the Company’s option.

Sales of significant amounts of our voting common stock to the public, or the perception that those sales could happen, could adversely affect the market for, and the trading price of, our voting common stock.

Changes in tax rates or policies or changes to our tax liabilities could affect operating results.

We are subject to U.S. federal, state and local income taxation on our worldwide income and foreign taxes on certain income from sources outside the United States. Telesat is subject to income taxes in Canada and numerous foreign jurisdictions. Significant judgment is required to determine and estimate tax liabilities, and future annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, composition of earnings in countries or states with differing tax rates, valuation and utilization of deferred tax assets and liabilities and the outcome of income tax audits in various jurisdictions around the world. Many countries have or are expected to adopt changes to tax laws as a result of the Base Erosion and Profit Shifting final proposals from the Organization for Economic Co-operation and Development and specific country anti-avoidance initiatives. Such tax law changes increase uncertainty and may adversely affect our results of operations. Although we believe our tax estimates are reasonable, we regularly evaluate the adequacy of our provision for income taxes, and there can be no assurance that any final determination by a taxing authority will not result in additional tax liability which could have a material adverse effect on our results of operations.

The future use of tax attributes is limited.

As of December 31, 2018, we had various tax attributes including carryforwards for federal net operating losses (“NOLs”) of $107.1 million and foreign tax credits (“FTCs”) of $109.6 million and state NOLs and tax credits that are available to offset future tax liability (see Notes 2 and 7 to the Loral consolidated financial statements for a description of the accounting treatment of such tax attributes). As our emergence from bankruptcy on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these tax attributes existing at such effective date is subject to an annual limitation of approximately $32.6 million (tax effect of $6.8 million), subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests, as determined on any applicable testing date. A strategic transaction with respect to our ownership interest in Telesat could result in such an ownership change. We would be adversely affected by an additional “ownership change” if, at the time of such change, the total market value of our equity multiplied by the federal applicable long-term tax exempt rate, which at December 31, 2018 was 2.51%, was less than $32.6 million. As of December 31, 2018, the total market value of our equity ($1.2 billion) multiplied by the federal applicable long-term tax exempt rate was approximately $29.1 million.

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

The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board, or the FASB, and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our consolidated financial statements can be difficult to predict and can materially affect how we record and report our results of operations and financial condition. In addition, our management must exercise judgment in appropriately applying many of our accounting policies and methods so they comply with generally accepted accounting principles. In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in our reporting materially different amounts than would have been reported if we had selected a different policy or method. Accounting policies are critical to fairly presenting our results of operations and financial condition and may require management to make difficult, subjective or complex judgments about matters that are uncertain.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate

We lease approximately 8,000 square feet of space for our corporate offices in New York, NY.

Satellite Services

Telesat’s primary SCC is located at its headquarters in Ottawa, Ontario. This facility operates LEO 1, 15 of Telesat’s 17 geostationary satellites as well as ViaSat‑1 and numerous other satellites for third parties. Telesat’s Telstar 14R/Estrela do Sul 2 satellite and Telstar 19 VANTAGE satellite are operated from Telesat’s SCC in Rio de Janeiro, Brazil. During 2018, Telesat leased approximately 112,000 rentable square feet for its Ottawa headquarters pursuant to a lease which commenced February 1, 2009. This lease was terminated on January 31, 2019. In the fourth quarter of 2018, Telesat moved its headquarters to a location in downtown Ottawa comprised of approximately 54,000 rentable square feet. The rentable square feet will increase to approximately 76,000 when Telesat takes on additional contiguous space in the third quarter of 2020. The new lease expires on July 31, 2029. Telesat has two options to extend the lease for an additional five years each.

The Allan Park earth station, located northwest of Toronto, Ontario on approximately 65 acres of owned land, houses a customer support center and a technical control center. This facility is the single point of contact for Telesat’s international customers and is also the main earth station complex providing telemetry, tracking and control services for the satellites Telesat operates. The Allan Park earth station also houses Telesat’s backup SCC for the Nimiq and Anik satellites. The back-up satellite control center for the Telstar satellites is located at the Mount Jackson earth station. Telesat would have the functional ability to restore satellite control services via the Allan Park and Mount Jackson back-up control centers if Telesat’s primary SCCs became disabled.

Telesat also operates 11 other earth stations in Canada, the United States and Brazil.

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

Our voting common stock trades on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of Loral voting common stock as reported on the NASDAQ National Market from January 1, 2017 through December 31, 2018.

There is no established trading market for the Company’s non-voting common stock. All of the shares of non-voting common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act.

(b) Approximate Number of Holders of Common Stock

At March 11, 2019, there were 133 holders of record of our voting common stock and five holders of record of our non-voting common stock.

(c) Dividends

Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors. Loral has not paid any dividends on its common stock for the years ended December 31, 2018 and 2017. In the first quarter of 2017, we received a $242.7 million cash distribution from Telesat. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution or return capital to our stockholders. There can be no assurance as to the amount and timing of any such distribution or return of capital, and such distribution or return of capital may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

(d) Securities Authorized for Issuance under Equity Compensation Plans

See Note 9 to the Loral consolidated financial statements for information regarding the Company’s stock incentive plan. Compensation information required by Item 11 will be presented in the Company’s 2019 definitive proxy statement which is incorporated herein by reference or by an amendment to this Annual Report on Form 10‑K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements (the “financial statements”) included in Item 15 of this Annual Report on Form 10‑K.

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

Overview

Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat, a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations. Loral holds a 62.7% economic interest and a 32.6% voting interest in Telesat as of December 31, 2018.

At December 31, 2018, Telesat, with approximately $2.7 billion of backlog, provided satellite services to customers from its fleet of 17 in-orbit geostationary satellites, including Telstar 18 VANTAGE and Telstar 19 VANTAGE which were successfully launched in the third quarter of 2018. Telesat also owns the Canadian Ka-band payload on the ViaSat‑1 satellite and manages the operations of additional satellites for third parties.

In January 2018, Telesat launched a Ka-band satellite into low earth orbit as part of its plan to deploy a high capacity LEO constellation that is expected to deliver low latency, fiber-like broadband to commercial and government users worldwide. In May 2018, orbit raising and payload testing on the LEO 1 satellite was completed and the satellite was ready to support live demonstrations of its capabilities. Live, over-the-air trials on LEO 1 were done in collaboration with Telesat’s existing customers and potential suppliers of Telesat LEO system hardware. In July and August 2018, Telesat entered into agreements with two leading satellite manufacturing teams, Airbus Defence and Space and a consortium of Thales Alenia Space and Maxar Technologies, to further develop system designs for Telesat’s LEO constellation. The two teams will complete their preliminary designs, address key hardware and software development items, and perform a series of technical reviews. Later in 2019, Telesat expects to receive firm proposals for manufacture and launch support of Telesat’s LEO satellites and deployment of the ground system infrastructure.

In October 2018, Telesat announced its participation, along with Intelsat, SES and Eutelsat, in the creation of the C-Band Alliance, a consortium formed to facilitate the potential repurposing of certain C-band spectrum in the United States for 5G.

The satellite services business is capital intensive and the build-out of a satellite fleet requires substantial time and investment. Once the investment in a satellite is made, the incremental costs to maintain and operate the satellite are relatively low over the life of the satellite, with the exception of in-orbit insurance. Telesat has been able to generate significant revenue backlog by entering into long-term contracts with some of its customers, in some cases for all or substantially all of a satellite’s orbital maneuver life. Historically, this has resulted in revenue from the satellite services business being fairly predictable.

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

In 2019, Telesat remains focused on increasing utilization of its existing satellites, the development of its global LEO constellation and identifying and pursuing opportunities to invest in expansion of satellite capacity, all while maintaining operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. During 2018, approximately 50% of Telesat’s revenues, 30% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated indebtedness and cash and short term investments. As of December 31, 2018, Telesat’s U.S. dollar denominated debt totaled $2.83 billion. As of December 31, 2018, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have (decreased) increased Telesat’s net loss by approximately $120.2 million. This analysis assumes all other variables, in particular interest rates, remain constant.

General

Our principal asset is our majority economic ownership interest in Telesat. In an effort to maximize shareholder value, we have been exploring, and are in discussions with PSP regarding, potential strategic transactions to alter the status quo in our ownership of Telesat. Subject to market conditions and the cooperation of PSP, we continue to explore the combination of Loral and Telesat into one public company. Also, as described more fully below, we have exercised our right to require that Telesat initiate a public offering, and we may further pursue this right in the event that the combination transaction that we are pursuing is not likely to be achievable in a timely manner or on satisfactory terms. There can be no assurance as to whether or when we will be able to conclude any strategic transaction or that any strategic initiatives or transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative or transaction involving Telesat or Loral’s interest therein will be achieved.

In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution or return capital to our stockholders. There can be no assurance as to the amount and timing of any such distribution or return of capital, and such distribution or return of capital may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction that we are pursuing.

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

2018 Compared with 2017

The following compares our consolidated results for 2018 and 2017 as presented in our financial statements:

General and Administrative Expenses

	Year Ended December 31,
	2018	2017
	(In thousands)
General and administrative expenses	$6,534	$7,044

General and administrative expenses decreased by $0.5 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily from lower professional fees during the year ended December 31, 2018.

Interest and Investment Income

	Year Ended December 31,
	2018	2017
	(In thousands)
Interest and investment income	$4,746	$2,483

Interest and investment income increased by $2.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to interest income earned on the cash distribution of $242.7 million for the full year in 2018 compared with a partial year in 2017 and higher interest rates earned on investments during 2018 as compared to 2017.

Other Expense

	Year Ended December 31,
	2018	2017
	(In thousands)
Other expense	$3,445	$4,182

Other expense for the year ended December 31, 2018 was primarily comprised of expenses related to the evaluation of strategic initiatives. See Overview – General. Other expense for the year ended December 31, 2017 was primarily related to strategic initiatives and settlement and litigation expenses resulting from certain arbitration and legal proceedings with our former Russian joint venture partner.

Income Tax Provision

	Year Ended December 31,
	2018	2017
	(In thousands)
Income tax benefit (provision)	$39,348	$(73,108)

For 2018, we recorded a current tax benefit of $48.4 million and a deferred tax provision of $9.1 million, resulting in a net tax benefit of $39.3 million. For 2017, we recorded a current tax benefit of $7.1 million and a deferred tax provision of $80.2 million, resulting in a net tax provision of $73.1 million.

The deferred tax provision for each period included the impact of equity in net (loss) income of affiliates in our consolidated statement of operations. For 2018, after utilization of our NOL carryforward, there was no federal income tax on Global Intangible Low-Taxed Income (“GILTI”) from Telesat.

For each period presented, the statute of limitations for the assessment of additional tax expired with regard to several of our federal and state uncertain tax positions (“UTPs”) and certain other UTPs were settled. As a result, the reduction to our liability for UTPs provided a current tax benefit including the reversal of previously recognized interest and penalties, partially offset by additional provisions for the potential payment of interest on our remaining UTPs and, in 2017, unrecognized tax benefits.

On December 22, 2017, Public Law 115-97, known as the “Tax Cuts and Jobs Act” was signed into law. The Tax Cuts and Jobs Act made broad and complex changes to the U.S tax code, such as the imposition of a one-time transition tax in 2017 on certain unrepatriated earnings of controlled foreign corporations, including Telesat, and numerous changes first effective in 2018 including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) eliminating U.S federal income taxes on dividends from certain foreign investments, such as Telesat; (3) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, including Telesat, as part of GILTI; (4) limiting the use of FTCs to reduce U.S. federal tax liability; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how AMT credit carryovers can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limit on deductible interest expense; and (8) changing the rules related to the use of NOL carryforwards created in tax years beginning after December 31, 2017. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax- Accounting Implication of the Tax Cuts and Job Act (“SAB 118”), we recognized the income tax effects of the Tax Cuts and Jobs Act in our 2017 and 2018 consolidated financial statements. As of December 31, 2017, we reduced deferred tax assets by $33.2 million related to the tax rate reduction with a corresponding increase to our deferred income tax provision and increased non-current income taxes receivable by $1.6 million related to refundable AMT credits with a corresponding reduction to deferred tax assets. During 2018, the U.S. Treasury and Internal Revenue Service issued additional regulatory guidance on various provisions of the Tax Cuts and Jobs Act. Based upon our interpretation of this guidance, we determined that, after the utilization of FTCs, federal income tax imposed on the future recognition of GILTI from Telesat will be zero. Since we anticipate that our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets should be valued at zero. Therefore, as of December 31, 2018, we reduced deferred tax assets by an additional $1.5 million with a corresponding increase to our deferred income tax provision.

The current tax provision for the year ended December 31, 2017 included our anticipated income tax liability related to the cash distribution received from Telesat after use of AMT credits and NOL carryforwards and FTCs from Telesat. In 2018, we completed our tax study to determine the allowable amount of FTCs that could be utilized to minimize our cash tax liability and adjusted our deferred tax asset for the carryforward of unused FTCs to $109.6 million. Since, at the current time, sufficient positive evidence does not exist to support full recovery of the FTC carryforward, we have a full valuation allowance against this deferred tax asset.

Subsequent to the sale of SSL, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net (Loss) Income of Affiliates

	Year Ended December 31,
	2018	2017
	(In thousands)
Telesat	$(24,412)	$216,347

The following is a reconciliation of the changes in our investment in Telesat for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	(In thousands)
Opening Balance, January 1,		$53,430		$107,950
Less: Cash distribution received		—		(242,735)
Components of equity in net (loss) income of Telesat:
Equity in net (loss) income of Telesat	$(25,603)		$212,001
Eliminations of affiliate transactions and related amortization	1,191	(24,412)	4,346	216,347
Components of equity in other comprehensive income (loss) of Telesat:
Equity in other comprehensive income (loss) of Telesat		22,033		(28,132)
Cumulative effect adjustment of accounting change (1)		(26,477)		—
Ending balance, December 31,		$24,574		$53,430

(1)

On January 1, 2018, Telesat adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for its U.S. GAAP reporting which we use to record our equity in net income or loss of Telesat. Telesat adopted the new guidance using the modified retrospective approach with a cumulative effect adjustment to reduce Telesat’s retained earnings by $42.2 million. As a result, we recorded our share of the cumulative effect adjustment of $26.5 million by reducing our investment in Telesat. Comparative summary financial information of Telesat presented below has not been restated and continues to be reported under the accounting standards in effect for those periods presented.

As of December 31, 2018, we held a 62.7% economic interest and a 32.6% voting interest in Telesat. Loral’s equity in net income of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income or loss of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat‑1 satellite and related assets.

Summary financial information for Telesat in accordance with U.S. GAAP in Canadian dollars and U.S. dollars for the years ended and as of December 31, 2018 and 2017 follows (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	902,932	927,771	699,596	712,390
Operating expenses	(177,335)	(198,161)	(137,400)	(152,157)
Depreciation, amortization and stock-based compensation	(265,165)	(252,917)	(205,451)	(194,203)
Insurance proceeds	—	6,171	—	4,739
Other operating income (expense)	743	(269)	576	(207)
Operating income	461,175	482,595	357,321	370,562
Interest expense	(228,281)	(197,340)	(176,873)	(151,528)
Foreign exchange (loss) gain	(262,008)	225,868	(203,005)	173,433
Gain (loss) on financial instruments	20,386	(4,579)	15,795	(3,516)
Other income	14,629	4,679	11,335	3,592
Income tax provision	(58,625)	(70,879)	(45,423)	(54,424)
Net (loss) income	(52,724)	440,344	(40,850)	338,119
Average exchange rate for translating Canadian dollars
to U.S. dollars (1 U.S. dollar equals)	1.2912	1.3036

	December 31,		December 31,
	2018	2017	2018	2017
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	856,575	559,540	628,125	445,104
Total assets	5,376,860	5,132,075	3,942,847	4,082,472
Current liabilities	190,100	158,520	139,401	126,100
Long-term debt, including current portion	3,770,084	3,557,481	2,764,599	2,829,911
Total liabilities	4,738,181	4,448,443	3,474,504	3,538,656
Shareholders’ equity	638,679	683,632	468,343	543,816
Period end exchange rate for translating Canadian dollars
to U.S. dollars (1 U.S. dollar equals)	1.3637	1.2571

Telesat’s revenue decreased by $12.8 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 due primarily to service reductions for certain North American broadcast and enterprise customers, lower enterprise revenue due to decrease in short-term services provided to other satellite operators and lower consulting activity when compared to the prior year. These decreases were partially offset by higher revenue due to the adoption in the first quarter of 2018 of ASC 606, combined with revenue related to the Telstar 19 VANTAGE satellite which entered commercial service in August 2018 and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue. Foreign exchange rate change increased Telesat’s revenue by $3.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Telesat’s operating expenses decreased by $14.8 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to a special payment made to stock option holders in the prior year in connection with a cash distribution made to Telesat shareholders, the impact on cost of sales of the adoption of ASC 606 in the first quarter of 2018, lower consulting expenses and lower expenses following the disposition of a subsidiary in the third quarter of 2017.  These decreases were partially offset by higher expense for development of the LEO constellation, higher professional fees, higher equipment and installation costs primarily related to higher revenue from a North American customer and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses. Foreign exchange rate change increased Telesat’s operating expenses by $0.9 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Telesat’s depreciation, amortization and stock-based compensation increased by $11.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to depreciation on the Telstar 19 VANTAGE and Telstar 18 VANTAGE satellites which began commercial service in August 2018 and October 2018, respectively, and higher stock-based compensation in 2018, partially offset by a decrease in depreciation resulting from the end of useful life, for accounting purposes, of the Telstar 18 satellite in 2017.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2018, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2018, Telesat’s U.S. dollar denominated debt totaled $2.8 billion. As of December 31, 2018, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have (decreased) increased Telesat’s net loss by approximately $120.2 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Backlog

Telesat’s backlog as of December 31, 2018 and 2017 was $2.7 billion and $3.0 billion, respectively. It is expected that approximately 20% of satellite services backlog will be recognized as revenue by Telesat during 2019. As of December 31, 2018, Telesat had received approximately $369.1 million of customer prepayments.

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

These provisions are applicable to all of our assets and liabilities that are measured and recorded at fair value.

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at December 31, 2018:

	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents: Money market funds	$254,552	$—	$—
Other current assets:
Indemnification - Sale of SSL	$—	$—	$2,410
Liabilities
Long term liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$184

The carrying amount of money market funds approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of December 31, 2018.

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

Pension and Other Employee Benefits

We maintain a qualified pension plan, which is a defined benefit pension plan. In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. Healthcare benefits end when the retiree reaches age 65. Pension and other employee postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in these pension and other employee postretirement benefit costs may occur in the future due to changes in these assumptions, as well as our actual experience.

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. The discount rate determined on this basis for the qualified pension plan and other employee postretirement benefit costs was 4.25% and 3.5% as of December 31, 2018 and 2017, respectively.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments, fixed income investments and real assets. Both equity and fixed income investment types may include alternative investments which are permitted to be up to 20% of total plan assets. Pension plan assets are primarily managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment managers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 56.5% in liquid return-seeking investments, 29% in fixed income investments and 14.5% in alternative investments. The expected long-term rate of return on plan assets was 7.25% for 2018 and 6.75% for 2017. For 2019, we are continuing to use an expected long-term rate of return of 7.25%.

Pension and other employee postretirement benefit costs included in income from continuing operations in 2019 are expected to be approximately $1.3 million, compared with $1.0 million in 2018. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased benefit costs by approximately $0.1 million and $0.2 million, respectively, in 2018.

The benefit obligations for pensions and other employee postretirement benefits exceeded the fair value of plan assets by $15.2 million at December 31, 2018. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

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

Cash and Available Credit

At December 31, 2018, Loral had $256.9 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of December 31, 2018 increased by $1.8 million from December 31, 2017 due primarily to net refunds of $8.4 million for income taxes and interest income received of $4.5 million, partially offset by corporate expenses of $5.8 million, adjusted for changes in working capital and net of consulting fees from Telesat, postretirement benefits funding of $2.4 million and payments of $3.0 million related to strategic initiatives. A discussion of cash changes by activity is set forth in the sections, “Net Cash Provided by (Used in) Operating Activities” and “Net Cash Provided by Investing Activities.”

The Company did not have a credit facility as of December 31, 2018 and 2017.

Cash Management

We have a cash management investment program that seeks a competitive return while maintaining a conservative risk profile. Our cash management investment policy establishes what we believe to be conservative guidelines relating to the investment of surplus cash. The policy allows us to invest in commercial paper, money market funds and other similar short‑term investments but does not permit us to engage in speculative or leveraged transactions, nor does it permit us to hold or issue financial instruments for trading purposes. The cash management investment policy was designed to preserve capital and safeguard principal, to meet all of our liquidity requirements and to provide a competitive rate of return for similar risk categories of investment. The policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities on our behalf, requires certain mandatory reporting activity and discusses review of the portfolio. We operate the cash management investment program under the guidelines of our investment policy and continuously monitor the investments to avoid risks.

We currently invest our cash in several liquid Prime and Government AAA money market funds. The dispersion across funds reduces the exposure of a default at one fund.

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. We expect that our major cash outlays during the next 12 months will include general corporate expenses net of consulting fees from Telesat.

In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution or return capital to our stockholders. There can be no assurance as to the amount and timing of any such distribution or return of capital, and such distribution or return of capital may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

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

Telesat

Cash and Available Credit

As of December 31, 2018, Telesat had CAD 768 million of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of December 31, 2018, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

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

Debt

Telesat’s debt as of December 31, 2018 and 2017 was as follows:

			December 31,
	Maturity	Currency	2018	2017
			(in thousands)
Senior secured credit facilities:
Revolving credit facility	November 2021	USD or CAD equivalent	—	—
Term Loan B - U.S. facility	November 2023	USD	$2,326,049	$2,399,686
8.875% Senior notes	November 2024	USD	500,000	500,000
			2,826,049	2,899,686
Less: Deferred financing costs, interest rate
floors and prepayment options			(95,076)	(80,994)
Total debt under international financial
reporting standards			2,730,973	2,818,692
U.S. GAAP adjustments			33,626	11,219
Total debt under U.S. GAAP			2,764,599	2,829,911
Current portion			5,784	13,551
Long term portion			$2,758,815	$2,816,360

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

Telesat’s senior secured credit facilities are comprised of the following facilities:

i  — Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing on November 17, 2021. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 1.5% to 2.00% is applied to the Prime Rate and ABR as these interest rates are defined in the senior secured credit facilities. For Bankers Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 2.50% to 3.00% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. Telesat’s Revolving Facility currently has an unused commitment fee of 40 basis points. As at December 31, 2018, other than approximately CAD 0.3 million in drawings related to letters of credit, there were no borrowings under this facility.

ii — Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (“U.S. TLB Facility”) is a $2.430 billion loan maturing on November 17, 2023. As of December 31, 2018, $2.326 billion of this facility was outstanding, which represents the full amount available following mandatory repayments.

As of December 31, 2018, the terms of the outstanding borrowings under the U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the senior secured credit facilities, but not less than 0.75%, plus an applicable margin of 2.50%; or (ii) Alternative Base Rate as determined in accordance with the terms of the senior secured credit facilities plus an applicable margin of 1.50%.

On February 1, 2017, Telesat amended the Senior Secured Credit Facilities to reduce the applicable margin to 3.00% from 3.75% on the then outstanding $2.424 billion.

On March 29, 2018, a voluntary payment of $50 million was made on the U.S. TLB Facility. On April 26, 2018, Telesat amended the senior secured credit facilities resulting in a reduction of the margin on the U.S. TLB Facility to 2.5% from 3.0% on the then outstanding $2.344 billion. The mandatory principal repayments on the U.S. TLB Facility are one quarter of 1.00% of the value of the loan on April 26, 2018 which must be paid on the last day of each quarter.

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

As of December 31, 2018, Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing the senior notes.

Debt Service Cost

Telesat’s interest expense for the year ending December 31, 2018 was approximately CAD 201 million.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of December 31, 2018, Telesat had four outstanding interest rate swaps which hedge the interest rate risk on $1.8 billion of U.S. dollar denominated Term Loan B borrowings. As of December 31, 2018, the fair value of the interest rate swaps was an asset of $25.9 million. These contracts, which mature between September 2019 and September 2022, are at fixed interest rates ranging from 1.72% to 2.04%, excluding applicable margin.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of December 31, 2018 was $9.3 million.

Development Costs and Capital Expenditures

Telesat has entered into contracts for the development of its LEO system and capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 22 million as of December 31, 2018. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or funds available under the Revolving Facility.

Statements of Cash Flow

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities from continuing operations was $1.9 million for the year ended December 31, 2018, consisting primarily of $44.2 million attributable to income from continuing operations adjusted for non-cash operating items and a decrease in income taxes receivable of $8 million, partially offset by a reduction in other long term liabilities of $48 million, primarily due to a decrease in the liability for uncertain tax positions, and a $2.4 million decrease in pension and post retirement liabilities primarily due to pension funding.

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

Net cash used by operating activities from discontinued operations was $2.8 million for the year ended December 31, 2017 representing the final payment to ViaSat pursuant to an indemnification resulting from the sale of SSL.

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

Other

Loral’s operating cash flows for 2018 and 2017 included contributions of approximately $2.4 million and $2.3 million, respectively, to the qualified pension plan and for other post-retirement benefits.

Affiliate Matters

Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Note 5 to the financial statements for further information on affiliate matters).

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item 1A — Risk Factors and also in Note 13 to the financial statements.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F‑1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our president and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of December 31, 2018, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our president and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To the Board of Directors and Shareholders of

Loral Space & Communications Inc.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 15, 2019, expressed an unqualified opinion on those financial statements, and includes an explanatory paragraph relating to the adoption of the new revenue standard by the Company’s equity method investment, Telesat Canada.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 15, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of March 15, 2019.

Name	Age	Position
Avi Katz	60	President, General Counsel and Secretary since December 2012. Senior Vice President, General Counsel and Secretary from January 2008 to December 2012.
John Capogrossi	65

Vice President, Chief Financial Officer and Treasurer since January 2016. Vice President, Chief Financial Officer, Treasurer and Controller from March 2013 to January 2016. Vice President and Controller from January 2008 to March 2013.

Ravinder S. Girgla	55	Vice President and Controller since January 2016. Deputy Controller from February 2013 to January 2016. Assistant Controller from July 2008 to February 2013.

The remaining information required under Item 10 will be presented in the Company’s 2019 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10‑K.

Item 11. Executive Compensation

Information required under Item 11 will be presented in the Company’s 2019 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10‑K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12 will be presented in the Company’s 2019 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10‑K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under Item 13 will be presented in the Company’s 2019 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10‑K.

Item 14. Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2019 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10‑K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

Index to Financial Statements and Financial Statement Schedule

Loral Space & Communications Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm	F‑2
Consolidated Balance Sheets as of December 31, 2018 and 2017	F‑3
Consolidated Statements of Operations for the years ended December 31, 2018 and 2017	F‑4
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017	F‑5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018 and 2017	F‑6
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	F‑7
Notes to Consolidated Financial Statements	F‑8
Schedule II	F‑34

Separate Financial Statements of Subsidiaries not consolidated Pursuant to Article 8 of Regulation S-X

Telesat Canada and Subsidiaries:
Report of Independent Registered Public Accounting Firm	F‑35
Consolidated Statements of Income (Loss) for the years ended December 31, 2018, 2017 and 2016	F‑36
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016	F‑37
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016	F‑38
Consolidated Balance Sheets as of December 31, 2018 and 2017	F‑39
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F‑40
Notes to the 2018 Consolidated Financial Statements	F‑41

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(6)

3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(4)

3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(8)

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

10.11	General Release dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡

Exhibit
Number	Description
10.12	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡

10.13	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(16) ‡

10.14	Consulting Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(18) ‡

10.15	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(1) ‡

10.16	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(4) ‡

10.17	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(5) ‡

10.18	Form of Director 2009 Restricted Stock Unit Agreement(9) ‡

10.19	Form of Director 2010 Restricted Stock Unit Agreement(10) ‡

10.20	Form of Director 2011 Restricted Stock Unit Agreement(13) ‡

10.21	Form of Director 2012 Restricted Stock Unit Agreement(17) ‡

10.22	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011)(12) ‡

10.23

Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(11) ‡

10.24

Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(11)  ‡

10.25

Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(11)  ‡

10.26

Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(20) ‡

10.27

Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(20) ‡

10.28

Grant Agreement, dated as of January 28, 2016, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(21) ‡

Exhibit
Number	Description
10.29

Grant Agreement, dated as of September 6, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Erwin C. Hudson(27) ‡

10.30

Grant Agreement, dated as of November 28, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(28) ‡

10.31

Award Agreement for Restricted Share Units, dated as of November 28, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(28) ‡

10.32

Grant Agreement, dated as of November 28, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(28) ‡

14.1	Code of Conduct, Revised as of December 8, 2017, Updated as of December 6, 2018†

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

23.2	Consent of Deloitte LLP†

31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

99.1	Certificate and Articles of Amalgamation of Telesat Canada, dated as of January 1, 2017(26)

99.2	By-Law No. 1 of Telesat Canada, dated as of January 1, 2017(26)

99.3

Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(22)

99.4

Amendment No. 1, dated as of April 2, 2013, to the Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(23)

99.5

Amendment No. 2, dated as of November 17, 2016, to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(24)

Exhibit
Number	Description
99.6

Amendment No. 3 dated December 19, 2016 to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, as further amended by Amendment No. 2 on November 17, 2016, by and among Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(25)

99.7

Amendment No. 4 dated February 1, 2017 to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, as further amended by Amendment No. 2 on November 17, 2016, and as further amended by Amendment No. 3 on December 19, 2016, by and among Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(25)

99.8

Amendment No. 5 dated April 26, 2018 to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, as further amended by Amendment No. 2 on November 17, 2016, as further amended by Amendment No. 3 on December 19, 2016 and as further amended by Amendment No. 4 on February 1, 2017, by and among Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(29)

99.9

Indenture, dated November 17, 2016, with respect to Telesat Canada’s 8.875% Senior Notes due 2024, among Telesat Holdings Inc., Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto, and The Bank of New York Mellon, as Trustee(24)

99.10

First Supplemental Indenture, dated as of December 29, 2016, with respect to Telesat Canada’s 8.875% Senior Notes due 2024, among Telesat Canada, Telesat LLC, as co-issuer, the guarantors party thereto and The Bank of New York Mellon, as Trustee(26)

101	Interactive Data Files†
(101.INS) XBRL Instance Document
(101.SCH) XBRL Taxonomy Extension Schema Document
(101.CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on November 23, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on November 2, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed December 21, 2007.
(4)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on December 23, 2008.
(5)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009 filed on May 11, 2009.
(6)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on May 20, 2009.
(7)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on June 30, 2009.
(8)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on January 15, 2010.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2009 filed on March 15, 2010.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2010 filed on March 15, 2011.
(11)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on June 13, 2011.
(12)	Incorporated by reference from the Company’s Current Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(13)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2011 filed on February 29, 2012.
(14)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on June 28, 2012.
(15)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on November 5, 2012.
(16)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on December 17, 2012.
(17)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012 filed on March 1, 2013.
(18)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on March 18, 2013.
(19)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on April 3, 2013.
(20)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on November 20, 2013.
(21)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on January 29, 2016.
(22)	Incorporated by reference from the Report of Foreign Issuer on Form 6‑K filed by Telesat Canada on March 29, 2012.
(23)	Incorporated by reference from the Report of Foreign Issuer on Form 6‑K filed by Telesat Holdings Inc. on April 2, 2013.
(24)	Incorporated by reference from the Report of Foreign Issuer on Form 6‑K filed by Telesat Holdings Inc. on November 17, 2016.
(25)	Incorporated by reference from the Report of Foreign Issuer on Form 6‑K filed by Telesat Canada (formerly Telesat Holdings Inc.) on February 2, 2017.
(26)	Incorporated by reference from the Annual Report on Form 20‑F filed by Telesat Canada (formerly Telesat Holdings Inc.) on March 2, 2017.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2018.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 29, 2018.
(29)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada (formerly Telesat Holdings Inc.) on April 26, 2018.

†Filed herewith.

‡Management contract or compensatory plan, contract or arrangement with directors or named executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ AVI KATZ
Avi Katz

President, General Counsel & Secretary
Dated: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive Chairman of the Board	March 15, 2019
Mark H. Rachesky, M.D.

/s/ MICHAEL B. TARGOFF	Director, Vice Chairman of the Board	March 15, 2019
Michael B. Targoff

/s/ JOHN D. HARKEY, JR.	Director	March 15, 2019
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	March 15, 2019
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	March 15, 2019
John P. Stenbit

/s/ JANET T. YEUNG	Director	March 15, 2019
Janet T. Yeung

/s/ AVI KATZ	President, General Counsel & Secretary (Principal Executive Officer)	March 15, 2019
Avi Katz

/s/ JOHN CAPOGROSSI	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2019
John Capogrossi

/s/ RAVINDER S. GIRGLA	Vice President and Controller (Principal Accounting Officer)	March 15, 2019
Ravinder S. Girgla

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loral Space & Communications Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principles

As discussed in Note 5 to the financial statements, the Company’s equity method investment, Telesat Canada, has changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to the adoption of the new revenue standard.

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

March 15, 2019

We have served as the Company’s auditor since 1996.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$256,947	$255,139
Income taxes receivable	3,903	11,105
Other current assets	3,232	3,099
Total current assets	264,082	269,343
Income taxes receivable, non-current	774	1,550
Investments in affiliates	24,574	53,430
Deferred tax assets	40,520	50,016
Other assets	350	372
Total assets	$330,300	$374,711

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$2,573	$2,573
Other current liabilities	1,495	1,279
Total current liabilities	4,068	3,852
Pension and other postretirement liabilities	15,167	18,786
Long-term liabilities	13,499	61,475
Total liabilities	32,734	84,113
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized,
21,581,572 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized,
9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(695,521)	(682,831)
Accumulated other comprehensive loss	(17,620)	(37,278)
Total shareholders' equity	297,566	290,598
Total liabilities and shareholders' equity	$330,300	$374,711

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
General and administrative expenses	$(6,534)	$(7,044)
Operating loss	(6,534)	(7,044)
Interest and investment income	4,746	2,483
Interest expense	(26)	(27)
Other expense	(3,445)	(4,182)
Loss from continuing operations before income taxes and equity in
net (loss) income of affiliates	(5,259)	(8,770)
Income tax benefit (provision)	39,348	(73,108)
Income (loss) from continuing operations before equity in
net (loss) income of affiliates	34,089	(81,878)
Equity in net (loss) income of affiliates	(24,412)	216,347
Income from continuing operations	9,677	134,469
Loss from discontinued operations, net of tax	(63)	(5)
Net income	$9,614	$134,464

Net income per share:

Basic
Income from continuing operations	$0.31	$4.35
Loss from discontinued operations, net of tax	—	—
Net income	$0.31	$4.35

Diluted
Income from continuing operations	$0.31	$4.30
Loss from discontinued operations, net of tax	—	—
Net income	$0.31	$4.30

Weighted average common shares outstanding:
Basic	30,933	30,933
Diluted	31,008	31,008

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2018	2017
Net income	$9,614	$134,464
Other comprehensive income (loss), net of tax:
Post-retirement benefits	1,798	(694)
Proportionate share of Telesat other comprehensive income (loss)	22,033	(18,280)
Other comprehensive income (loss) net of tax	23,831	(18,974)
Comprehensive income	$33,445	$115,490

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2017	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(826,460)	$(13,836)	$170,411
Net income								134,464
Other comprehensive loss									(18,974)
Comprehensive income										115,490
Tax Cuts and Jobs Act, reclassification tax effect								4,468	(4,468)	—
Cumulative effect adjustment attributable to previously unrecognized excess tax benefits on stock-based compensation								4,697		4,697
Balance, December 31, 2017	21,582	216	9,506	95	1,019,988	154	(9,592)	(682,831)	(37,278)	290,598
Net income								9,614	—	—
Other comprehensive income									23,831
Comprehensive income										33,445
Tax Cuts and Jobs Act, reclassification tax effect								4,173	(4,173)	—
Cumulative effect
adjustment attributable
to investment in Telesat								(26,477)		(26,477)
Balance, December 31, 2018	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(695,521)	$(17,620)	$297,566

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Operating activities:
Net income	$9,614	$134,464
Loss from discontinued operations, net of tax	63	5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash operating items (Note 2)	34,539	(135,087)
Changes in operating assets and liabilities:
Other current assets	(133)	(161)
Accrued employment costs and other current liabilities	184	325
Income taxes payable and receivable	7,978	(12,110)
Pension and other postretirement liabilities	(2,411)	(1,787)
Long-term liabilities	(47,976)	(7,540)
Net cash provided by (used in) operating activities – continuing operations	1,858	(21,891)
Net cash used in operating activities – discontinued operations	(46)	(2,809)
Net cash provided by (used in) operating activities	1,812	(24,700)
Investing activities:
Distribution received from affiliate	—	242,735
Capital expenditures	(4)	(50)
Net cash (used in) provided by investing activities – continuing operations	(4)	242,685
Net cash provided by investing activities - discontinued operations	—	—
Net cash (used in) provided by investing activities	(4)	242,685
Cash, cash equivalents and restricted cash — period increase	1,808	217,985
Cash, cash equivalents and restricted cash — beginning of year	255,443	37,458
Cash, cash equivalents and restricted cash — end of year	$257,251	$255,443

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

Discontinued Operations

On November 2, 2012, pursuant to the purchase agreement (the “Purchase Agreement”), dated as of June 26, 2012, as amended on October 30, 2012 and March 28, 2013, by and among Loral, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”), MacDonald, Dettwiler and Associates Ltd. (“MDA”) and MDA Communications Holdings, Inc. (“MDA Holdings”), a subsidiary of MDA, Loral completed the sale of SSL (the “SSL Sale”), its wholly‑owned subsidiary, to MDA Holdings.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest and other expenses that are directly related to the SSL Sale are classified as discontinued operations in the statements of operations for the years ended December 31, 2018 and 2017. We paid $2.8 million in January 2017 representing the final payment to ViaSat, Inc. pursuant to an indemnification resulting from the SSL Sale.

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting. Income and losses of Telesat are recorded based on our economic interest. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for them while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash Distribution”) since we have no obligation to provide future financial support to Telesat. After receiving an Excess Cash Distribution, we do not record additional equity in net income of Telesat until our share of Telesat’s future net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We had no guarantees or other funding obligations for our equity method investments as of December 31, 2018 and 2017. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other‑than-temporary.

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

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2018, the Company had $256.9 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

As of December 31, 2018 and December 31, 2017, the Company had restricted cash of $0.3 million, representing the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in August 2020, has been provided as a guaranty to the lessor of our corporate offices.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the consolidated statement of cash flows (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$256,947	$255,139
Restricted cash included in other assets	304	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$257,251	$255,443

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of December 31, 2018 and December 31, 2017, our cash and cash equivalents were invested primarily in several liquid Prime and Government AAA money market funds. Such funds are not insured by the Federal Deposit Insurance Corporation. The dispersion across funds reduces the exposure of a default at any one fund. As a result, management believes that its potential credit risks are minimal.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value at December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018			December 31, 2017,
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$254,552	$—	$—	$251,742	$—	$—
Other current assets:
Indemnification - Sale of SSL	$—	$—	$2,410	$—	$—	$2,410
Liabilities
Long term liabilities
Indemnification - Globalstar do Brasil S.A.	$—	$—	$184	$—	$—	$293

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of December 31, 2018 and December 31, 2017.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2018	2017
Non-cash operating items:
Equity in net loss (income) of affiliates	$24,412	$(216,347)
Deferred taxes	9,030	80,189
Depreciation	26	38
Amortization of prior service credit and actuarial loss	1,071	1,033
Net non-cash operating items – continuing operations	$34,539	$(135,087)

Supplemental information:
Interest paid – continuing operations	$26	$27
Interest paid – discontinued operations	$—	$55
Tax (refunds) payments, net – continuing operations	$(8,355)	$12,504

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in ASU No. 2018-14 remove certain disclosures that are no longer considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant to improve effectiveness of disclosures related to employer sponsored defined benefit or other postretirement plans. The new guidance is effective for the Company on January 1, 2021, with earlier application permitted in any interim or annual period. The amendments in this ASU are to be applied on a retrospective basis to all periods presented. The Company early adopted the new guidance in the fourth quarter of 2018 by providing the required additional disclosures for all periods presented (see Note 11).

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 eliminates, amends, and adds disclosure requirements to improve the effectiveness of fair value measurement disclosures. The new guidance is effective for the Company on January 1, 2020, with earlier application permitted in any interim or annual period. Companies may also choose to early adopt the eliminated and amended disclosures and wait to adopt the new disclosures until the effective date of the new guidance. While certain amendments are to be applied prospectively, all other amendments are to be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, Public Law 115-97, known as the “Tax Cuts and Jobs Act” was signed into law. Among other things, the Tax Cuts and Jobs Act permanently reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent and changed future taxation of certain earnings of controlled foreign corporations, including Telesat, effective for tax years commencing January 1, 2018. According to ASU 2018-02, an entity may elect either to (a) reclassify from accumulated other comprehensive income (loss) to retained earnings the stranded income tax effects of the Tax Cuts and Jobs Act (the “Reclassification”) or (b) provide certain disclosures. The new guidance is effective for the Company on January 1, 2019, with earlier adoption permitted in any interim or annual period. The amendments in this update are to be applied either in the period of adoption or retrospectively to each period in which the effect of the tax rate change is recognized. The Company early adopted the new guidance in the fourth quarter of 2017 electing the Reclassification approach retrospectively. We recognized the income tax effects of the Tax Cuts and Jobs Act in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implication of the Tax Cuts and Job Act (SAB 118). As a result of adopting the new guidance, during the fourth quarter of 2017, we reclassified $4.5 million of stranded deferred federal income tax benefits from accumulated other comprehensive loss to accumulated deficit related to the change in the federal corporate income tax rate from 35 percent to 21 percent. During the fourth quarter of 2018, we reclassified $4.2 million of additional stranded deferred federal income tax benefits from accumulated other comprehensive loss to accumulated deficit after determining that the federal income tax for Global Intangible Low-Taxed Income (“GILTI”) is zero.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07, as it applies to the Company, amended the presentation of net periodic pension and postretirement cost (i.e. net benefit cost). The new guidance requires the service cost component to be presented separate from the non-service cost components of net benefit cost. While the service cost will be presented with other employee compensation costs within operations, the non-service cost components of net benefit cost, such as interest cost, amortization of prior service cost, and gains or losses, are required to be separately presented outside of operations, if income or loss from operations is presented. The guidance, applied retrospectively, was effective for the Company on January 1, 2018. Accordingly, for the year ended December 31, 2017, of the net benefit cost of $1.6 million we reclassified the non-service cost component of $0.9 million from general and administrative expenses to other expense. Adoption of the new guidance did not affect previously reported financial position, earnings per share, or cash flows.

In February 2016, the FASB amended the Accounting Standards Codification (“ASC”) by creating ASC Topic 842, Leases. ASC Topic 842 requires a lessee to record a right-of-use asset and a lease liability for all leases with a lease term greater than 12 months. The main difference between previous U.S. GAAP and ASC Topic 842 is the recognition under ASC 842 of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance is effective for the Company on January 1, 2019, with earlier application permitted. We will adopt ASC 842 in the first quarter of 2019 utilizing the modified retrospective method with a practical expedient through a cumulative-effect adjustment at the beginning of the first quarter of 2019. While we continue to assess the potential impact of the new guidance, we estimate that the adoption of ASC 842 will result in the recognition of right-of-use and lease liability for an operating lease of approximately $0.3 million on our consolidated balance sheet with no material impact to our consolidated statement of operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Income (Loss)	Loss
Balance, January 1, 2017	$(14,074)	$238	$(13,836)

Other comprehensive loss before reclassification	(1,365)	(18,280)	(19,645)
Amounts reclassified from accumulated other comprehensive loss	671	—	671
Net current-period other comprehensive loss	(694)	(18,280)	(18,974)
Tax Cuts and Jobs Act, reclassification of tax effect from accumulated other comprehensive loss to accumulated deficit	(1,686)	(2,782)	(4,468)
Balance, December 31, 2017	(16,454)	(20,824)	(37,278)

Other comprehensive income before reclassification	953	22,033	22,986
Amounts reclassified from accumulated other comprehensive loss	845	—	845
Net current-period other comprehensive income	1,798	22,033	23,831
Tax Cuts and Jobs Act, reclassification of tax effect from accumulated other comprehensive loss to accumulated deficit	—	(4,173)	(4,173)
Balance, December 31, 2018	$(14,656)	$(2,964)	$(17,620)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Before-Tax Amount		Tax (Provision) Benefit		Net-of-Tax Amount
Year ended December 31, 2018
Postretirement Benefits:
Net actuarial gain and prior service credits	$1,208		$(255)		$953
Amortization of prior service credits and net actuarial loss	1,071	(a)	(226)		845
Postretirement benefits	2,279		(481)		1,798

Proportionate share of Telesat other comprehensive income	22,033		—	(b)	22,033
Other comprehensive income	$24,312		$(481)		$23,831

Year ended December 31, 2017
Postretirement Benefits:
Net actuarial loss and prior service credits	$(2,101)		$736		$(1,365)
Amortization of prior service credits and net actuarial loss	1,033	(a)	(362)		671
Postretirement benefits	(1,068)		374		(694)

Proportionate share of Telesat other comprehensive loss	(28,132)		9,852		(18,280)
Other comprehensive loss	$(29,200)		$10,226		$(18,974)

(a)	Reclassifications are included in other expenses.
(b)	See Note 7, Income Taxes

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Other Current Assets

Other current assets consist of (in thousands):

	December 31,
	2018	2017
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	$2,410	$2,410
Due from affiliates	161	217
Prepaid expenses	151	198
Other	510	274
	$3,232	$3,099

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	December 31,
	2018	2017
Telesat	$24,574	$53,430

Equity in net (loss) income of affiliates consists of (in thousands):

	Year Ended December 31,
	2018	2017
Telesat	$(24,412)	$216,347

Telesat

As of December 31, 2018, we held a 62.7% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.6% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

In addition to recording our share of equity in net income of Telesat, we also recorded our share of equity in other comprehensive income of Telesat of $22.0 million for the year ended December 31, 2018

On January 1, 2018, Telesat adopted ASC 606, Revenue from Contracts with Customers, for its U.S. GAAP reporting which we use to record our equity income in Telesat. Telesat adopted the new standard using the modified retrospective approach with a cumulative effect adjustment to reduce Telesat’s retained earnings by $42.2 million. As a result, we recorded our share of the cumulative effect adjustment by reducing our investment in Telesat by $26.5 million and increasing our accumulated deficit by $26.5 million. Comparative summary financial data of Telesat presented below has not been restated and continues to be reported under the accounting standards in effect for those periods presented.

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

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of December 31, 2018, Telesat’s Total Leverage Ratio was 4.93:1.00. Telesat is, however, permitted to pay annual consulting fees of $5 million to Loral in cash (see Note 14).

The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities is proportionately eliminated in determining our share of the net income or losses of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat‑1 satellite and related assets.

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the years ended December 31, 2018 and 2017 and as of December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Statement of Operations Data:
Revenues	$699,596	$712,390
Operating expenses	(137,400)	(152,157)
Depreciation, amortization and stock-based compensation	(205,451)	(194,203)
Insurance proceeds	—	4,739
Other operating income (expense)	576	(207)
Operating income	357,321	370,562
Interest expense	(176,873)	(151,528)
Foreign exchange (loss) gain	(203,005)	173,433
Gain (loss) on financial instruments	15,795	(3,516)
Other income	11,335	3,592
Income tax provision	(45,423)	(54,424)
Net (loss) income	$(40,850)	$338,119

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2018	2017
Balance Sheet Data:
Current assets	$628,125	$445,104
Total assets	3,942,847	4,082,472
Current liabilities	139,401	126,100
Long-term debt, including current portion	2,764,599	2,829,911
Total liabilities	3,474,504	3,538,656
Shareholders’ equity	468,343	543,816

Other

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of December 31, 2018 and 2017, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

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

As of December 31, 2018 and 2017, the Company also held an indirect ownership interest in a foreign company that currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. Loral has written-off its investment in this company, and, because we have no future funding requirements relating to this investment, there is no requirement for us to provide for our allocated share of this company’s net losses.

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	December 31,
	2018	2017
Due to affiliate	$164	$9
Accrued professional fees	1,206	1,117
Pension and other postretirement liabilities	69	69
Accrued liabilities	56	84
	$1,495	$1,279

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes

The following summarizes our income tax benefit (provision) (in thousands):

	Year Ended December 31,
	2018	2017
Current:
U.S. federal	$47,761	$(13,783)
State and local	867	21,114
Foreign	(250)	(250)
Total current	48,378	7,081
Deferred:
U.S. federal	(9,036)	(80,136)
State and local	6	(53)
Total deferred	(9,030)	(80,189)
Total income tax benefit (provision)	$39,348	$(73,108)

Our current tax benefit includes a decrease to our liability for UTPs for (in thousands):

	Year Ended December 31,
	2018	2017
Unrecognized tax benefits	$41,115	$1,062
Interest expense	6,752	429
Penalties	—	5,985
Total	$47,867	$7,476

The deferred tax provision for each period included the impact of equity in net (loss) income of affiliates in our consolidated statement of operations. For 2018, after utilization of our net operating loss (“NOL”) carryforward, there was no federal income tax on GILTI from Telesat.

For each period presented, the statute of limitations for the assessment of additional tax expired with regard to several of our federal and state UTPs and certain other UTPs were settled. As a result, the reduction to our liability for UTPs provided a current tax benefit including the reversal of previously recognized interest and penalties, partially offset by additional provisions for the potential payment of interest on our remaining UTPs and in 2017, unrecognized tax benefits.

The Tax Cuts and Jobs Act made broad and complex changes to the U.S tax code, such as the imposition of a one-time transition tax in 2017 on certain unrepatriated earnings of controlled foreign corporations, including Telesat, and numerous changes first effective in 2018 including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) eliminating U.S federal income taxes on dividends from certain foreign investments, such as Telesat; (3) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, including Telesat, as part of GILTI; (4) limiting the use of foreign tax credits (“FTCs”) to reduce U.S. federal tax liability; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how AMT credit carryovers can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limit on deductible interest expense; and (8) changing the rules related to the use of NOL carryforwards created in tax years beginning after December 31, 2017. In accordance with SAB 118, we recognized the income tax effects of the Tax Cuts and Jobs Act in our 2017 and 2018 consolidated financial statements. As of December 31, 2017, we reduced deferred tax assets by $33.2 million related to the tax rate reduction with a corresponding increase to our deferred income tax provision and increased non-current income taxes receivable by $1.6 million related to refundable AMT credits with a corresponding reduction to deferred tax assets. During 2018, the U.S. Treasury and Internal Revenue Service issued additional regulatory guidance on various provisions of the Tax Cuts and Jobs Act. Based upon our interpretation of this guidance, we determined that, after the utilization of FTCs, federal income tax imposed on the future recognition of GILTI from Telesat will be zero. Since we anticipate that our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets should be valued at zero. Therefore, as of December 31, 2018, we reduced deferred tax assets by an additional $1.5 million with a corresponding increase to our deferred income tax provision.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The current tax provision for the year ended December 31, 2017 included our anticipated income tax liability related to the cash distribution received from Telesat after use of AMT credits and NOL carryforwards and FTCs from Telesat. In 2018, we completed our tax study to determine the allowable amount of FTCs that could be utilized to minimize our cash tax liability and adjusted our deferred tax asset for the carryforward of unused FTCs to $109.6 million. Since, at the current time, sufficient positive evidence does not exist to support full recovery of the FTC carryforward, we have a full valuation allowance against this deferred tax asset.

In addition to the income tax benefit (provision) presented above, we also recorded the following items (in thousands):

	Year Ended December 31,
	2018	2017
Tax benefit on loss from discontinued operations	$16	$3
Cumulative effect adjustment attributable to previously unrecognized
excess tax benefits on stock-based compensation	—	4,697
Deferred tax (provision) benefit for adjustments in
other comprehensive loss (see Note 3)	(481)	10,226

The benefit (provision) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate on the loss from continuing operations before income taxes and equity in net (loss) income of affiliates because of the effect of the following items (in thousands):

	Year Ended December 31,
	2018	2017
U.S. Statutory Federal Corporate Income Tax Rate	21%	35%
Tax benefit	$1,104	$3,069
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	666	15,413
Equity in net (loss) income of affiliates	(6,241)	(73,997)
Federal benefit (provision) for unrecognized tax benefits	46,534	(1,234)
Nondeductible expenses	(957)	(1,235)
Change in valuation allowance	(4,329)	(120,389)
Income tax credits	4,554	138,780
Foreign income taxes	(250)	(250)
Effect of U.S. tax law changes	(1,542)	(33,248)
Other, net	(191)	(17)
Total income tax benefit (provision)	$39,348	$(73,108)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017
Balance at January 1	$70,410	$68,149
Decreases as a result of statute expirations	(27,355)	(14,172)
Increases related to current year tax positions	—	16,433
Balance at December 31	$43,055	$70,410

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2014. Earlier years related to certain foreign jurisdictions remain subject to examination. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail.

Our liability for UTPs decreased from $61.2 million at December 31, 2017 to $13.3 million at December 31, 2018 and is included in long-term liabilities in the consolidated balance sheets. At December 31, 2018, we have accrued $0.5 million for the potential payment of tax-related interest. If our positions are sustained by the taxing authorities, approximately $6.1 million of the tax benefits will reduce the Company’s income tax provision from continuing operations. Other than as described above, there were no significant changes to our unrecognized tax benefits during the year ended December 31, 2018, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

At December 31, 2018, we had federal FTC carryforwards of $109.6 million, federal NOL carryforwards of $107.1 million and New York NOL carryforwards of $1.5 million which expire from 2022 to 2034, as well as state AMT and state research credit carryforwards of approximately $1.3 million that may be carried forward indefinitely.

The reorganization of the Company pursuant to emergence from Chapter 11 of the federal bankruptcy laws during 2005 constituted an ownership change under section 382 of the Internal Revenue Code. Accordingly, use of our tax attributes, such as NOLs and tax credits generated prior to the ownership change, are subject to an annual limitation of approximately $32.6 million, subject to increase or decrease based on certain factors.

We assess the recoverability of our FTCs, NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We continue to maintain our valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2018, we had a valuation allowance totaling $128.4 million against our deferred tax assets for certain tax credits, primarily FTC carryovers from 2017, and loss carryovers due to the limited carryforward periods. During 2018, the valuation allowance increased by $4.3 million, which was recorded as a provision to continuing operations in our statement of operations. Subsequent to the SSL Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

During 2017, the valuation allowance increased by $120.4 million, primarily for FTC carryovers from 2017, which was recorded as a provision to continuing operations in our statement of operations.

The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$36,875	$43,557
Foreign tax credit carryforwards	126,007	121,360
Compensation and benefits	953	943
Indemnification liabilities	216	216
Other, net	219	454
Federal benefit of uncertain tax positions	98	1,518
Pension costs	3,157	3,458
Investments in and advances to affiliates	1,360	2,546
Total deferred tax assets before valuation allowance	168,885	174,052
Less valuation allowance	(128,365)	(124,036)
Deferred tax assets	$40,520	$50,016

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Long-Term Liabilities

Long term liabilities consists of (in thousands):

	December 31,
	2018	2017
Indemnification liabilities - other (see Note 13)	$184	$293
Liabilities for uncertain tax positions	13,315	61,182
	$13,499	$61,475

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that do not expire and remained unconverted as of December 31, 2018 and December 31, 2017. As of December 31, 2018, there is no unrecognized compensation cost related to non-vested awards.

10. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.3%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Year Ended December 31,
	2018	2017
Income from continuing operations — basic	$9,677	$134,469
Less: Adjustment for dilutive effect of Telesat stock options	—	(1,194)
Income from continuing operations — diluted	$9,677	$133,275

Telesat stock options are excluded from the calculation of diluted loss per share for the year ended December 31, 2018 as the effect would be antidilutive.

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

Other Benefits

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. For the years ended December 31, 2018 and 2017 certain of these benefits were provided through plans sponsored or managed by Telesat. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for our pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions. Medical coverage for retired employees and dependents ends when the retiree reaches age 65.

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2018 and 2017, and a statement of the funded status as of December 31, 2018 and 2017. We use a December 31 measurement date for the pension plan and other post-retirement benefits (in thousands).

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
Reconciliation of benefit obligation:
Obligation at beginning of period	$53,976	$49,463	$519	$544
Service cost	715	702	1	1
Interest cost	1,855	1,961	18	21
Participant contributions	27	27	15	17
Actuarial (gain) loss	(5,725)	3,599	(36)	(22)
Benefit payments	(1,828)	(1,776)	(38)	(42)
Obligation at December 31,	49,020	53,976	479	519
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	35,640	31,466	—	—
Actual return on plan assets	(1,925)	3,601	—	—
Employer contributions	2,349	2,322	23	25
Participant contributions	27	27	15	17
Benefit payments	(1,828)	(1,776)	(38)	(42)
Fair value of plan assets at December 31,	34,263	35,640	—	—
Funded status at end of period	$(14,757)	$(18,336)	$(479)	$(519)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $15.2 million at December 31, 2018 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 4.25% and 3.50% at December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, the actuarial gain component of the change in benefit obligation of $5.7 million for the pension plan comprises $5.1 million attributable to the change in the discount rate and $0.6 million attributable to other factors, and for the year ended December 31, 2017, the actuarial loss component of the change in benefit obligation of $3.6 million for the pension plan is attribuable to the change in the discount rate. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $3.4 million and $3.8 million as of December 31, 2018 and 2017, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension plan and other post-retirement benefits.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2018 and 2017 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2018	2017	2018	2017
Actuarial loss	$(16,728)	$(18,941)	$(4)	$(48)
Amendments-prior service cost	—	—	—	(22)
	$(16,728)	$(18,941)	$(4)	$(70)

The amounts recognized in other comprehensive income (loss) during the years ended December 31, 2018 and 2017 consist of (in thousands):

	Year Ended December 31,
	2018		2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Actuarial gain (loss) during the period	$1,172	$36	$(2,123)	$22
Amortization of actuarial loss	1,041	8	998	10
Amortization of prior service cost	—	22	—	25
Total recognized in other comprehensive income (loss)	$2,213	$66	$(1,125)	$57

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2018	2017	2018	2017
Current Liabilities	$—	$—	$69	$69
Long-Term Liabilities	14,757	18,336	410	450
	$14,757	$18,336	$479	$519

The accumulated pension benefit obligation was $48.2 million and $53.0 million at December 31, 2018 and 2017, respectively.

During 2018, we contributed $2.3 million to the qualified pension plan and our contributions for the other employee post-retirement benefits were not significant. During 2019, based on current estimates, we expect our contributions to the qualified pension plan will be approximately $0.9 million. We expect that our funding of other employee post-retirement benefits during 2019 will not be significant.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the components of net periodic cost included in income from continuing operations for the plans for the years ended December 31, 2018 and 2017 (in thousands):

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
Service cost (1)	$715	$702	$1	$1
Interest cost (2)	1,855	1,961	18	21
Expected return on plan assets (2)	(2,628)	(2,124)	—	—
Amortization of prior service cost (2)	—	—	22	25
Amortization of net actuarial loss (2)	1,041	998	8	10
Net periodic cost	$983	$1,537	$49	$57

(1)	Included in general and administrative expenses.
(2)	Included in other expense.

Assumptions

Assumptions used to determine net periodic cost:

	Year Ended December 31,
	2018	2017
Discount rate	3.50%	4.00%
Expected return on plan assets	7.25%	6.75%
Rate of compensation increase	4.25%	4.25%

Assumptions used to determine the benefit obligation:

	December 31,
	2018	2017
Discount rate	4.25%	3.50%
Rate of compensation increase	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Our expected long-term rate of return on plan assets for 2019 is 7.25%.

As of December 31, 2018 and 2017, the Company contributions remaining for other benefits were primarily for fixed amounts. Therefore, future health care cost trend rates will not affect Company costs and accumulated postretirement benefit obligation.

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

Asset allocation policy is the principal method for achieving the pension plan’s investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. The pension plan’s actual and targeted asset allocations, are as follows:

	December 31, 2018	Target Allocation
	Actual Allocation	Target	Target Range
Liquid return-seeking investments	59%	56.5%	45-65%
Alternative investments	9%	14.5%	0-20%
Fixed income investments	32%	29.0%	20-40%
	100%	100%	100%

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below provides the fair values of the Company’s pension plan assets, by asset category, at December 31, 2018 and 2017. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts.

	Fair Value Measurements
						Assets
						Measured
Asset Category	Total	Percentage	Level 1	Level 2	Level 3	at NAV(1)
	(In thousands)
At December 31, 2018
Liquid return-seeking:
Multi-asset fund(2)	$20,251	59%				$20,251
Fixed income securities:
Commingled funds(3)	10,869	32%				10,869
Alternative investments:
Equity long/short fund(4)	1,002	3%			$1,002
Private equity fund(5)	76	0%			76
Distressed opportunity limited partnership(6)	463	1%			463
Multi-strategy limited partnership(7)	1,602	5%			1,602
	3,143	9%	—	—	3,143	—
	$34,263	100%	—	—	$3,143	$31,120

At December 31, 2017
Liquid return-seeking:
Multi-asset fund(2)	$21,447	60%				$21,447
Fixed income securities:
Commingled funds(3)	10,967	31%				10,967
Alternative investments:
Equity long/short fund(4)	1,067	3%			$1,067
Private equity fund(5)	83	0%			83
Distressed opportunity limited partnership(6)	504	2%			504
Multi-strategy limited partnership(7)	1,572	4%			1,572
	3,226	9%	—	—	3,226	—
	$35,640	100%	—	—	$3,226	$32,414

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
(4)

Investments primarily in long and short positions in equity securities of U.S. and non-U.S. companies. The fund generally has semi-annual tender offer redemption periods on June 30 and December 31 and is reported on a one month lag.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6)

Investments mainly in discounted debt securities, bank loans, trade claims and other debt and equity securities of financially troubled companies. This partnership has semi-annual withdrawal rights on June 30 and December 31 with notice of 90 days and is reported on a one month lag.

(7)

Investments in a partnership that has a multi-strategy investment program and does not rely on a single investment model. This partnership has quarterly redemption rights with notice of 65 days and is reported on a one month lag.

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2018 and 2017 is presented below:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Private Equity Fund	Equity Long/Short Fund	Distressed Opportunity Ltd. Partnership	Multi Strategy Fund	Total
	(In thousands)
Balance, January 1, 2017	$129	$835	$448	$1,523	$2,935
Unrealized gain	7	232	56	49	344
Sales	(53)	—	—	—	(53)
Balance, December 31, 2017	83	1,067	504	1,572	3,226
Unrealized gain (loss)	10	(65)	(41)	30	(66)
Sales	(17)	—	—	—	(17)
Balance, December 31, 2018	$76	$1,002	$463	$1,602	$3,143

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

The annual audited financial statements of all funds are reviewed by the Company.

Benefit Payments

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Benefits
2019	$1,992	$71
2020	2,134	63
2021	2,258	56
2022	2,374	49
2023	2,532	43
2024 to 2028	14,540	138

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66⅔%. The Company also makes retirement contributions to the savings (401k) plan, which

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For each of the years ended December 31, 2018 and 2017, Company contributions were $0.1 million. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of December 31, 2018 and 2017.

13. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SSL, to MDA pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA and its affiliates from liabilities with respect to certain pre-closing taxes. Our consolidated balance sheets include an indemnification refund receivable of $2.4 million as of December 31, 2018 and 2017. This receivable represents payments to date net of the estimated fair value of the liability for our indemnification for our obligation with respect to certain pre-closing taxes. The final amounts for indemnification claims related to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our consolidated balance sheets include liabilities of $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively, for indemnification liabilities relating to the sale of GdB.

See Note 14 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease Arrangements

We lease certain facilities and equipment under agreements expiring at various dates. We may renew, extend or modify a lease covering facilities as needed. We have no sublease income in any of the periods presented. Rent expense is as follows (in thousands):

Rent Expense
Year ended December 31, 2018	$680
Year ended December 31, 2017	646

The following is a schedule of future minimum payments under leases with initial or remaining terms of one year or more as of December 31, 2018 (in thousands):

Operating
Leases
2019	$318

Legal Proceedings

Russian Joint Venture

In connection with a joint venture that serves as the provider for Globalstar service in Russia in which Loral held an indirect ownership interest, in the fourth quarter of 2016, the Russian joint venture partner (the “Russian JV Partner”) commenced an arbitration against Loral in the London Court of International Arbitration (the “LCIA”). In the arbitration, the Russian JV Partner sought, among other things, to recover (i) losses it claimed it suffered in defending legal proceedings in Russian state courts brought by Loral (the “Collection Action”) and (ii) costs of the arbitration. Loral had brought its Collection Action to collect a payment owed to Loral by the Russian JV Partner in connection with its exit from the joint venture. The amount Loral expected to receive, after legal fees and expenses, would have been less than $1 million, but the payment was fraudulently diverted, Loral believes, by Russian attorneys retained by Loral’s US counsel to a shell company formed by one of the Russian attorneys. In June 2017, Loral entered into a settlement agreement with the Russian JV Partner pursuant to which, among other things, the arbitration and the Collection Action were settled and the parties released each other from all claims either party had or may have against the other relating to the dispute, Loral’s investment in the joint venture and their relationship. The settlement, which was completed in the fourth quarter of 2017, and related legal fees did not have a material adverse effect on Loral’s financial position or results of operations. The carrying value of Loral’s investment in the Russian joint venture was zero as of December 31, 2018 and 2017.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Various funds affiliated with MHR and Dr. Rachesky held, as of December 31, 2018 and December 31, 2017, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses for each of the years ended December 31, 2018 and 2017, are net of income of $5.0 million related to the Consulting Agreement. Loral received payments in cash from Telesat, net of withholding taxes, of $4.8 million for each of the years ended December 31, 2018 and 2017.

In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to the transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities, including Loral Skynet’s tax liabilities arising prior to January 1, 2007. The Telesat Indemnification includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $0.9 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. There can be no assurance that there will be no future claims under the Telesat Indemnification related to tax disputes.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loral’s employees and retirees participate in certain welfare plans sponsored or managed by Telesat. Loral pays Telesat an annual administrative fee of $0.1 million and reimburses Telesat for the plan costs attributable to Loral participants.

Loral, along with Telesat, PSP and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), entered into stock option grant agreements (the “Stock Option Grant Agreements”) and a restricted stock unit grant agreement (the “RSU Grant Agreement,” and, together with the Stock Option Grant Agreements, the “Grant Agreements”) with respect to shares in Telesat with certain executives of Telesat (each, a “Participant” and collectively, the “Participants”). Each of the Participants is or was, at the time, an executive of Telesat.

The Stock Option Grant Agreements document grants to the Participants of Telesat stock options (including tandem SAR rights) and provide for certain rights, obligations and restrictions related to such stock options, which include, among other things: (w) the possible obligation of the Special Purchaser to purchase the shares in the place of Telesat should Telesat be prohibited by applicable law or under the terms of any credit agreement applicable to Telesat from purchasing such shares, or otherwise default on such purchase obligation, pursuant to the terms of the Stock Option Grant Agreements; and (x) the obligation of the Special Purchaser to purchase shares upon exercise by Telesat of its call right under Telesat’s Management Stock Incentive Plan in the event of a Participant’s termination of employment; and, in the case of certain executives, (y) the right of each such Participant to require the Special Purchaser or Loral to purchase a portion of the shares in Telesat owned by him in the event of exercise after termination of employment to cover taxes that are greater than the minimum withholding amount; and (z) the right of each such Participant to require Telesat to cause the Special Purchaser or Loral to purchase a portion of the shares in Telesat owned by him, or that are issuable to him under Telesat’s Management Stock Incentive Plan at the relevant time, in the event that more than 90% of Loral’s common stock is acquired by an unaffiliated third party that does not also purchase all of PSP’s and its affiliates’ interest in Telesat.

The RSU Grant Agreement documents a grant to the Participant of restricted stock units with respect to shares in Telesat and provides for certain rights, obligations and restrictions related to such restricted stock units, which include, among other things:  (x) the possible obligation of the Special Purchaser to purchase the shares in the place of Telesat should Telesat be prohibited by applicable law or under the terms of any credit agreement applicable to Telesat from purchasing such shares, or otherwise default on such purchase obligation, pursuant to the terms of the RSU Grant Agreement; and (y) the obligation of the Special Purchaser to purchase shares upon exercise by Telesat of its call right under Telesat's Management Stock Incentive Plan in the event of the termination of the Participant’s employment.

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

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SSL constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement were $6.7 million and $6.8 million as of December 31, 2018 and 2017, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the years ended December 31, 2018 and 2017, and we had an allowance of $6.6 million against these receivables as of December 31, 2018 and 2017. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the years ended December 31, 2018 and 2017, Mr. Targoff earned $1,440,000 in consulting fees. Mr. Targoff reimbursed Loral net expenses of $45,000 and $54,000 for the years ended December 31, 2018 and 2017, respectively.

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2018 and 2017

(In thousands)

		Additions
	Balance at	Charged to	Charged to	Balance at
	Beginning	Costs and	Other	End of
Description	of Period	Expenses	Accounts	Period
Year ended December 31, 2017
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$3,647	$120,389	$—	$124,036
Year ended December 31, 2018
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$124,036	$4,329	$—	$128,365

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Telesat Canada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Telesat Canada and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of (loss) income, consolidated statements of comprehensive (loss) income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Change in Accounting Principles

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers and for accounting for financial instruments in fiscal year 2018 due to the adoption of the new revenue standard and new financial instruments standard, respectively.

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

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

February 28, 2019

We have served as the Company’s auditor since 1993.

Telesat Canada

Consolidated Statements of (Loss) Income

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2018	2017	2016

Revenue	6	$902,932	$927,407	$930,854
Operating expenses	7	(185,827)	(187,687)	(174,923)
		717,105	739,720	755,931
Depreciation		(224,851)	(221,058)	(224,773)
Amortization		(24,305)	(26,330)	(27,690)
Other operating gains (losses), net	8	743	5,902	(2,565)
Operating income		468,692	498,234	500,903
Interest expense	9	(237,786)	(200,144)	(198,815)
Loss on refinancing	24	—	—	(31,850)
Interest and other income		16,498	3,004	6,078
(Loss) gain on changes in fair value of financial instruments		(18,205)	60,306	7,877
(Loss) gain on foreign exchange		(259,079)	223,898	92,613
(Loss) income before tax		(29,880)	585,298	376,806
Tax expense	10	(61,056)	(80,245)	(83,906)
Net (loss) income		$(90,936)	$505,053	$292,900

See accompanying notes to the consolidated financial statements

Telesat Canada

Consolidated Statements of Comprehensive (Loss) Income

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2018	2017	2016
Net (loss) income		$(90,936)	$505,053	$292,900
Other comprehensive income (loss)
Items that may be reclassified into profit or loss
Foreign currency translation adjustments		44,459	(48,563)	(1,765)
Items that will not be reclassified into profit or loss
Actuarial gains (losses) on employee benefit plans	29	7,755	(5,171)	5,100
Tax (expense) recovery		(2,031)	673	(1,424)
Other comprehensive income (loss)		50,183	(53,061)	1,911
Total comprehensive (loss) income		$(40,753)	$451,992	$294,811

See accompanying notes to the consolidated financial statements

Telesat Canada

Consolidated Statements of Changes in Shareholders' Equity

						Equity-
						settled	Foreign
				Total		employee	currency		Total
		Common	Preferred	share	Accumulated	benefits	translation	Total	shareholders'
(in thousands of Canadian dollars)	Notes	shares	shares	capital	earnings	reserve	reserve	reserves	equity
Balance as at January 1, 2016		$340,602	$316,272	$656,874	$188,479	$32,265	$40,510	$72,775	$918,128
Net income		—	—	—	292,900	—	—	—	292,900
Dividends declared on preferred shares	25	—	—	—	(10)	—	—	—	(10)
Repurchase of stock options	28	—	—	—	(15,913)	(8,745)	—	(8,745)	(24,658)
Issuance of share capital	25	—	1,861	1,861	(1,269)	(592)	—	(592)	—
Other comprehensive income (loss), net of tax expense of $1,424		—	—	—	3,676	—	(1,765)	(1,765)	1,911
Share-based compensation		—	—	—	—	5,770	—	5,770	5,770
Balance as at December 31, 2016		$340,602	$318,133	$658,735	$467,863	$28,698	$38,745	$67,443	$1,194,041
Balance as at January 1, 2017		$340,602	$318,133	$658,735	$467,863	$28,698	$38,745	$67,443	$1,194,041
Net income		—	—	—	505,053	—	—	—	505,053
Dividends declared on preferred shares	25	—	—	—	(10)	—	—	—	(10)
Return of capital	25	(314,022)	(192,113)	(506,135)	—	—	—	—	(506,135)
Issuance of share capital on stock option exercise	25	—	82	82	—	(5)	—	(5)	77
Other comprehensive loss, net of tax recovery of $673		—	—	—	(4,498)	—	(48,563)	(48,563)	(53,061)
Share-based compensation		—	—	—	—	2,856	—	2,856	2,856
Balance as at December 31, 2017		$26,580	$126,102	$152,682	$968,408	$31,549	$(9,818)	$21,731	$1,142,821
Balance as at January 1, 2018		$26,580	$126,102	$152,682	$968,408	$31,549	$(9,818)	$21,731	$1,142,821
Net loss		—	—	—	(90,936)	—	—	—	(90,936)
Issuance of share capital on exercise of stock appreciation rights	25	—	1,024	1,024	(1,079)	(339)	—	(339)	(394)
Cumulative effect adjustment	3	—	—	—	(38,516)	—	322	322	(38,194)
Other comprehensive income, net of tax expense of $2,031		—	—	—	5,724	—	44,459	44,459	50,183
Share-based compensation		—	—	—	—	29,505	—	29,505	29,505
Balance as at December 31, 2018		$26,580	$127,126	$153,706	$843,601	$60,715	$34,963	$95,678	$1,092,985

See accompanying notes to the consolidated financial statements

Telesat Canada

Consolidated Balance Sheets

		December 31,	December 31,
(in thousands of Canadian dollars)	Notes	2018	2017

Assets
Cash and cash equivalents	30	$768,433	$479,045
Trade and other receivables	11	45,631	64,986
Other current financial assets	12	18,779	2,437
Prepaid expenses and other current assets	13	16,381	8,503
Total current assets		849,224	554,971
Satellites, property and other equipment	6, 16	1,703,039	1,791,847
Deferred tax assets	10	10,799	4,617
Other long-term financial assets	6, 14	55,755	83,531
Other long-term assets	6, 15	7,912	3,056
Intangible assets	6, 17	811,154	812,995
Goodwill	18	2,446,603	2,446,603
Total assets		$5,884,486	$5,697,620

Liabilities
Trade and other payables	19	$30,659	$37,919
Other current financial liabilities	20	26,386	26,355
Other current liabilities	21	113,289	77,324
Current indebtedness	24	7,888	14,486
Total current liabilities		178,222	156,084
Long-term indebtedness	24	3,716,340	3,528,891
Deferred tax liabilities	10	406,900	445,114
Other long-term financial liabilities	22	54,521	58,831
Other long-term liabilities	23	435,518	365,879
Total liabilities		4,791,501	4,554,799

Shareholders' Equity
Share capital	25	153,706	152,682
Accumulated earnings		843,601	968,408
Reserves		95,678	21,731
Total shareholders' equity		1,092,985	1,142,821
Total liabilities and shareholders' equity		$5,884,486	$5,697,620

See accompanying notes to the consolidated financial statements

Telesat Canada

Consolidated Statements of Cash Flows

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2018	2017	2016

Cash flows from operating activities
Net (loss) income		$(90,936)	$505,053	$292,900
Adjustments to reconcile net (loss) income to cash flows from operating activities
Depreciation		224,851	221,058	224,773
Amortization		24,305	26,330	27,690
Tax expense	10	61,056	80,245	83,906
Interest expense	9	237,786	200,144	198,815
Interest income		(12,415)	(6,024)	(6,700)
Loss (gain) on foreign exchange		259,079	(223,898)	(92,613)
Loss (gain) on changes in fair value of financial instruments		18,205	(60,306)	(7,877)
Share-based compensation	28	29,505	2,856	5,770
Loss on disposal of assets	8	353	269	2,565
Loss on refinancing	24	—	—	31,850
Other		(91,580)	(49,040)	(36,966)
Income taxes paid, net of income taxes received	30	(106,308)	(62,991)	(120,472)
Interest paid, net of capitalized interest and interest received	30	(176,417)	(195,248)	(152,261)
Repurchase of stock options	28	—	—	(24,658)
Operating assets and liabilities	30	88,813	48,252	100,637
Net cash from operating activities		466,297	486,700	527,359
Cash flows used in investing activities
Satellite programs, including capitalized interest		(67,387)	(135,986)	(236,834)
Purchase of property and other equipment		(15,997)	(10,616)	(6,977)
Purchase of intangible assets		(19,923)	(18,011)	(42,285)
Net cash used in investing activities		(103,307)	(164,613)	(286,096)
Cash flows used in financing activities
Repayment of indebtedness	30	(94,951)	(31,620)	(4,008,356)
Proceeds from indebtedness	30	—	—	3,935,576
Payment of debt issue costs	30	(10,190)	(42,867)	(58,141)
Return of capital to shareholders		—	(506,135)	—
Capital lease payments	30	(29)	(30)	(30)
Satellite performance incentive payments	30	(9,037)	(8,436)	(8,934)
Settlement of derivatives		—	207	130
Proceeds from exercise of stock options		—	77	—
Dividends paid on preferred shares		—	(10)	(10)
Net cash used in financing activities		(114,207)	(588,814)	(139,765)

Effect of changes in exchange rates on cash and cash equivalents		40,605	(36,634)	(9,818)

Increase (decrease) in cash and cash equivalents		289,388	(303,361)	91,680
Cash and cash equivalents, beginning of year		479,045	782,406	690,726
Cash and cash equivalents, end of year	30	$768,433	$479,045	$782,406

See accompanying notes to the consolidated financial statements

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

Telesat Canada (the “Company” or “Telesat”) is a Canadian corporation. Telesat is a leading global satellite operator providing reliable and secure satellite-delivered communication solutions worldwide to broadcast, telecom, corporate and government customers. Headquartered in Ottawa, Canada, the Company’s state-of-the-art fleet consists of 17 geostationary satellites and the Canadian payload on ViaSat-1. In 2018, an additional satellite was launched into low earth orbit (“LEO”) as part of Telesat’s plans to deploy an advanced, global LEO constellation.

As at December 31, 2018, Loral Space and Communications Inc. (“Loral”) and Canada’s Public Sector Pension Investment Board (“PSP Investments”) indirectly held economic interests in Telesat of approximately 63% and 36%, respectively, with the remaining economic interest held by various individuals. Loral indirectly held a voting interest of 33% on all matters including the election of directors. PSP Investments indirectly held a voting interest of 67% on all matters except for the election of directors, and a 29% voting interest for the election of directors. The remaining voting interest of 38% for the election of directors is held by shareholders of the Company’s Director Voting Preferred Shares.

Unless the context states or requires otherwise, references herein to the “financial statements” or similar terms refer to the audited consolidated financial statements of Telesat Canada.

On February 28, 2019, these financial statements were approved by the Audit Committee of the Board of Directors and authorized for issue.

2. BASIS OF PRESENTATION

Statement of Compliance

The consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). With the exception of the changes in accounting policies outlined in Note 3, the accounting policies described in Note 4 were consistently applied to all the years presented.

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

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. CHANGES IN ACCOUNTING POLICIES

IFRS 15, Revenue from Contracts with Customers

The Company has adopted IFRS 15, Revenue from Contracts with Customers (“IFRS 15”), with a date of initial adoption of January 1, 2018. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods and services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company has elected to adopt IFRS 15 using a modified retrospective approach with the cumulative effect of initially applying the standard being recorded as an adjustment to the opening balance of accumulated earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those years.

The main impacts of this standard relate to the following:

•

an adjustment to the promised amount of consideration for effects of the time value of money for prepayment contracts with a significant financing component. This resulted in an increase in deferred tax assets, satellites, property and other equipment, both other current and long-term liabilities, reserves and a decrease to accumulated earnings and deferred tax liabilities as of January 1, 2018; and

•

an adjustment is required for certain contracts in which the Company would be considered as an agent under the new revenue standard as opposed to a principal under the former standard. This change had no impact on the balance sheet as at January 1, 2018.

The impacts on the balance sheet from the changes relating to IFRS 15 have been summarized below in the Impact on Opening Balance Sheet section.

The Company has elected to use the practical expedient where the effect of all modifications to a contract prior to January 1, 2018 need not be separately evaluated.

IFRS 9, Financial Instruments

The Company has adopted IFRS 9, Financial Instruments (“IFRS 9”), with a date of initial adoption of January 1, 2018. IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, replacing multiple rules in IAS 39. The approach in IFRS 9 is generally based on how an entity manages its financial assets in the context of its business model and the contractual cash flow characteristics of the financial assets. Impairments of financial assets are determined using a single impairment model that requires entities to recognize expected credit losses without requiring a triggering event to occur. The new impairment model applies to financial assets measured at amortized cost or fair value through other comprehensive income (“FVTOCI”), except for investments in equity instruments, and to contract assets. IFRS 9 largely retains the existing requirements under IAS 39 for the classification and measurement of financial liabilities, with the exception of the following change applicable to the Company:

•

IFRS 9 changes the accounting for non-substantial modifications of financial liabilities. Under IFRS 9, when a financial liability is modified but not derecognized, the Company recalculates the amortized cost of the modified financial liability by discounting the modified contractual cash flows using the original effective interest rate. Any adjustment to the amortized cost of the financial liability is recognized on the statement of income.

This standard is applied retrospectively with the cumulative effect of initially applying the standard being recorded as an adjustment to the opening balance of accumulated earnings as at January 1, 2018. The Company has not restated comparative years.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. CHANGES IN ACCOUNTING POLICIES – (continued)

The main impact of the adoption of IFRS 9 was the following:

•

The change in accounting for non-substantial modifications of financial liabilities resulted in an amount recognized relating to the repricing of the Term Loan B – U.S. Facility which reduced the applicable margin from 3.75% to 3.00% on February 1, 2017. This resulted in an increase in deferred tax assets, deferred tax liabilities and accumulated earnings and a decrease in indebtedness on January 1, 2018.

The new expected credit loss model had an insignificant impact on the Company’s impairment allowance.

The impact on the balance sheet from the change relating to IFRS 9 has been summarized below in the Impact on Opening Balance Sheet section.

IFRS 2, Share-Based Payments

The Company has adopted the amendments to IFRS 2, Share-Based Payments (“IFRS 2”), with a date of initial adoption of January 1, 2018. These amendments clarify the accounting treatment and disclosure requirements for certain types of share-based payment transactions, including cash settled share-based payment transactions, share-based payment transactions with a net settlement feature for withholding tax obligations, as well as modifications of share-based payment transactions from cash settled to equity settled. These amendments had no impact on the consolidated financial statements.

Impact on Opening Balance Sheet

The following table summarizes the effect, increases (decreases), of adopting these accounting standards on the balances of the balance sheet as at January 1, 2018.

(in thousands of Canadian dollars)	IFRS 15	IFRS 9	Total
Deferred tax assets	$1,263	$93	$1,356

Satellites, property and other equipment	$395	$—	$395

Other current liabilities	$21,007	$—	$21,007

Current indebtedness	$—	$(5,549)	$(5,549)

Long-term indebtedness	$—	$(30,523)	$(30,523)

Deferred tax liabilities	$(21,676)	$9,599	$(12,077)

Other long-term liabilities	$67,087	$—	$67,087

Accumulated earnings	$(65,082)	$26,566	$(38,516)

Reserves	$322	$—	$322

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. CHANGES IN ACCOUNTING POLICIES – (continued)

Impact on December 31, 2018 financial statements

IFRS 15 requires disclosures of the impact on the financial statements of the implementation of the standard. The impact on the balance sheet as at December 31, 2018 and the statement of loss, statement of other comprehensive loss and statement of cash flows for the year ended December 31, 2018 have been summarized below:

Balance sheet as at December 31, 2018

(in thousands of Canadian dollars)	As reported	IFRS 15 adjustments	Balance without the adoption of IFRS 15

Satellites, property and other equipment	$1,703,039	$2,989	$1,700,050

Deferred tax assets	$10,799	$2,637	$8,162

Other current liabilities	$113,289	$15,046	$98,243

Deferred tax liabilities	$406,900	$(16,021)	$422,921

Other long-term liabilities	$435,518	$60,978	$374,540

Accumulated earnings	$843,601	$(54,699)	$898,300

Reserves	$95,678	$322	$95,356

Statement of loss for the year ended December 31, 2018

(in thousands of Canadian dollars)	As reported	IFRS 15 adjustments	Balance without the adoption of IFRS 15

Revenue	$902,932	$19,512	$883,420

Operating expenses	$(185,827)	$20,558	$(206,385)

Depreciation	$(224,851)	$160	$(225,011)

Operating income	$468,692	$40,230	$428,462

Interest expense	$(237,786)	$(25,328)	$(212,458)

Loss before tax	$(29,880)	$14,902	$(44,782)

Tax expense	$(61,056)	$(4,301)	$(56,755)

Net loss	$(90,936)	$10,601	$(101,537)

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. CHANGES IN ACCOUNTING POLICIES – (continued)

Statement of comprehensive loss for the year ended December 31, 2018

(in thousands of Canadian dollars)	As reported	IFRS 15 adjustments	Balance without the adoption of IFRS 15

Net loss	$(90,936)	$10,601	$(101,537)

Foreign currency translation adjustments	$44,459	$(217)	$44,676

Other comprehensive income	$50,183	$(217)	$50,400

Total comprehensive loss	$(40,753)	$10,384	$(51,137)

Statement of cash flows for the year ended December 31, 2018

(in thousands of Canadian dollars)	As reported	IFRS 15 adjustments	Balance without the adoption of IFRS 15

Cash flows from operating activities

Net loss	$(90,936)	$10,601	$(101,537)

Adjustments to reconcile net loss to cash flows from operating activities

Depreciation	$224,851	$(160)	$225,011

Tax expense	$61,056	$4,301	$56,755

Interest expense	$237,786	$25,328	$212,458

Other	$(91,580)	$(40,070)	$(51,510)

Interest paid, net of capitalized interest and interest received	$(176,417)	$2,046	$(178,463)

Net cash from operating activities	$466,297	$2,046	$464,251

Cash flows used in investing activities

Satellite programs, including capitalized interest	$(67,387)	$(2,046)	$(65,341)

Net cash used in investing activities	$(103,307)	$(2,046)	$(101,261)

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

Foreign Currency Translation

Unless otherwise specified, all figures reported in the consolidated financial statements and associated note disclosures are presented in Canadian dollars, which is the functional and presentation currency of the Company. Each of the subsidiaries of the Company determines their own functional currency and uses that currency to measure items on their separate financial statements.

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

Revenue Recognition

Telesat recognizes revenue from satellite services on a monthly basis as services are performed in an amount that reflects the consideration the Company expects to receive in exchange for those services. Telesat accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability is considered probable.

Revenue from a contract to sell consulting services is recognized as follows:

•	Consulting revenue for cost plus contracts is recognized as the approved time and labour is completed by Telesat.

•	The percentage of completion method is used for fixed price consulting revenue contracts. The percentage completion method is measured by comparing actual cost incurred to total cost expected.

Equipment sale revenue is recognized when the customer obtains control of the equipment, being at the time the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty or return and there is no general right of return. Historically, the Company has not incurred significant expenses for warranties.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES – (continued)

When a transaction involves more than one product or service, revenue is allocated to each performance obligation based on its relative stand-alone selling price. Transactions are evaluated to determine whether the Company is the principal and if the transactions should be recorded on a gross or net basis.

Deferred Revenue

Deferred revenue represents the Company’s liability for the provision of future services and is classified on the balance sheet in other current and long-term liabilities. Deferred revenue consists of remuneration received in advance of the provision of service and in the majority of cases is recognized in income on a straight-line basis over the term of the related customer contracts. In the case of certain deferred revenue for short-term services, balances are recognized into income upon the completion or percentage completion of the related contract. Prepayments are evaluated to determine whether or not they constitute a significant financing component. The Company has elected a practical expedient whereby if the timing difference between the customer prepayment and the transfer of control of the promised goods and services is less than a year then it would not be considered as a significant financing component.

A significant financing component will only occur in the following circumstances:

•	There is a timing difference between when the control of goods or services is transferred to the customer and when the customer pays for the goods;
•	The timing difference between the customer prepayment and transfer of control of the promised goods and services is in excess of one year; and
•	The primary reason for the prepayment is for financing purposes.

In the case of the existence of a significant financing component, the amount of the consideration is adjusted to reflect what the cash selling price of the promised service would have been if payments had occurred as control of the service was transferred to the customer. The discount rate used in determining the significant financing component is the rate that would be reflected in a separate financing transaction between the Company and the customer at contract inception.

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

Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets.

Below are the estimated useful lives in years of satellites, property and other equipment as at December 31, 2018.

Years
Satellites	12 to 15
Property and other equipment	3 to 30

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

In cases where there are indicators of impairment, the recoverable amount of the asset, which is the higher of its fair value less costs of disposal and its value in use, is determined. If it is not practicable to measure the recoverable amount for a particular asset, the Company determines the recoverable amount of the cash generating unit (“CGU”) with which it is associated. A CGU is the smallest identifiable group of assets that generates cash inflows which are largely independent of the cash inflows from other assets or groups of assets.

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

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

Below are the estimated useful lives in years of the finite life intangible assets as at December 31, 2018.

Years
Revenue backlog	12 to 17
Customer relationships	6 to 21
Customer contracts	5 to 15
Concession rights	1 to 15
Transponder rights	16
Patents	18

Impairment of Goodwill and Indefinite Life Intangible Assets

An assessment for impairment of goodwill and indefinite life intangible assets is performed annually, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of these assets are likely to exceed their recoverable amount. Goodwill is tested for impairment at the entity level as this represents the lowest level within the Company at which the goodwill is monitored for internal management purposes, and is not larger than an operating segment. Indefinite life intangible assets have not been allocated to any CGU and are tested for impairment at the asset level.

Goodwill and indefinite life intangible assets are qualitatively assessed for indicators of impairment.

If the qualitative assessment concludes an indication of impairment, a quantitative impairment test is performed. A quantitative impairment test consists of assessing the recoverable amount of an asset, which is the higher of its fair value less costs of disposal and its value in use. For the quantitative impairment assessment, fair value is calculated on a recurring basis and is calculated using level 2 or level 3 of the fair value hierarchy depending on the valuation approach being utilized.

Orbital Slots

In performing the quantitative orbital slot impairment analysis, the Company determines, for each orbital slot, its fair value less costs of disposal, and its value in use on an annual basis. The higher of these two amounts is determined to be the recoverable amount. To the extent that the recoverable amount is less than the carrying value of the asset, an impairment exists and the asset is written down to its recoverable amount.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

Goodwill

In performing the quantitative goodwill impairment analysis, the Company assesses the recoverable amount of goodwill using the income approach as well as the market approach in the determination of the fair value of goodwill at the entity level.

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

Trade Name

For the purposes of quantitative impairment testing, the fair value of the trade name is determined using an income approach, specifically the relief from royalties method.

The relief from royalties method is comprised of two major steps:

i)	a determination of the hypothetical royalty rate; and

ii)	the subsequent application of the royalty rate to projected revenue.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

Intellectual Property

In performing the quantitative intellectual property impairment analysis, the Company determines its fair value less costs of disposal, and its value in use on an annual basis. The higher of these two amounts is determined to be the recoverable amount. To the extent that the recoverable amount is less than the carrying value of the asset, an impairment exists and the asset is written down to its recoverable amount.

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

Financial Instruments

Financial assets are initially recognized at fair value. Financial assets are measured using one of three measurement approaches (fair value through profit or loss (“FVTPL”), fair value through other comprehensive income (“FVTOCI”), or amortized cost). A financial asset is measured at amortized cost if it is not designated as FVTPL, it is held within a business model whose objective is to hold assets to collect contractual cash flows and its contractual terms give rise on specified dates to cash flows that are solely payments of principal and interest on the principal amount outstanding. A debt investment is measured at FVTOCI if it is not designated at FVTPL, it is held within a business model whose objective is achieved by both collecting contractual cash flows and selling financial assets and its contractual terms give rise on specified dates to cash flows that are solely payments of principal and interest on the principal amounts outstanding. On initial recognition of an equity investment that is not held for trading, the Company may irrevocably elect to present subsequent changes in the investment’s fair value in OCI. This election is made on an investment by investment basis. All financial assets not classified as measured at amortized cost or FVTOCI as described above are measured at FVTPL.

The following accounting policies apply to the subsequent measurement of the Company’s financial assets:

•	Amortized cost: The financial assets are subsequently measured at amortized cost in accordance with the effective interest method. The amortized cost is reduced by any impairment losses; and

•

FVTPL: These financial assets are subsequently measured at fair value with changes in fair value recorded in the consolidated statement of (loss) income as part of (loss) gain on changes in fair value of financial instruments.

Financial liabilities are initially measured at fair value. Financial liabilities are classified as amortized cost or FVTPL. Financial liabilities that are classified as amortized cost are measured and recorded at amortized cost in accordance with the effective interest method. Financial liabilities classified as FVTPL are subsequently measured at fair value with changes in fair value recorded in the consolidated statement of (loss) income as part of the (loss) gain on changes in fair value of financial instruments.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES – (continued)

The Company has used derivative financial instruments to manage its exposure to foreign exchange risk associated with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. Currently, the Company does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All realized and unrealized gains and losses on these derivative financial instruments are recorded in the consolidated statement of (loss) income as part of (loss) gain on changes in fair value of financial instruments.

Derivatives, including embedded derivatives that must be separately accounted for, are recorded at fair value on the consolidated balance sheet at inception and marked to market at each reporting period thereafter. Derivatives embedded in financial liabilities and other non-financial instrument contracts are treated as separate derivatives when their risk and characteristics are not closely related to those of the host contract and the host contract is measured separately according to its characteristics. The Company accounts for embedded foreign currency derivatives and the related host contract as a single instrument where the contract requires payments denominated in the currency that is commonly used in contracts to procure non-financial items in the economic environment in which the Company transacts.

Transaction costs for instruments classified as FVTPL are expensed as incurred. Transaction costs that are directly attributable to the acquisition of financial assets and liabilities (other than FVTPL) are added or deducted from the fair value of the financial asset or financial liability on initial recognition.

The Company’s financial assets classified as amortized cost and contract assets are subject to impairment requirements. The Company has elected to measure loss allowances for trade receivables and other contract assets at an amount equal to lifetime expected credit loss. The lifetime expected credit losses are the expected credit losses that result from possible default events over the expected life of the instrument.

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

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES – (continued)

Pension plan assets are valued at fair value. The discount rate is based on the market interest rate of high quality bonds and is consistent with guidance described by Canadian Institute of Actuaries in June 2018 in the Revised Educational Note. Past service costs arising from plan amendments are recognized immediately to the extent that the benefits are already vested, and otherwise are amortized on a straight-line basis over the average remaining vesting period. A valuation is performed at least every three years to determine the present value of the accrued pension and other retirement benefits.

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

The pension expense for 2018 was determined based on membership data as at December 31, 2016. The accrued benefit obligation as at December 31, 2018 was determined based on the membership data as at December 31, 2017, and extrapolated one year based on December 31, 2018 assumptions. For certain Canadian post-retirement benefits, the expense for 2018 was based on membership and eligibility data as at September 30, 2015 and the accrued benefit obligations as at December 31, 2018 was based on membership data as at September 30, 2018. For certain American post-retirement benefits, the expense for 2018 was based on membership and eligibility data as at January 1, 2018. The accrued benefit obligation for certain American post-retirement benefits as at December 31, 2018 was determined based on membership data as at January 1, 2018, and extrapolated, based on December 31, 2018 assumptions. The most recent valuation of the pension plans for funding purposes was as of December 31, 2017. Valuations will be performed for the pension plans as of December 31, 2018.

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

Share-Based Compensation Plans

The Company offers equity-settled share-based compensation plans for certain key employees under which it receives services from employees in exchange for equity instruments of the Company. The expense is based on the fair value of the awards granted using the Black-Scholes option pricing model. The expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied, with a corresponding increase in equity. For awards with graded vesting, the fair value of each tranche is recognized over the respective vesting period with a significant higher proportionate amount of the total expense being recognized earlier in the vesting period.

Restricted Share Units

For each restricted share unit (“RSU”), an expense is recorded over the vesting period equal to the fair value of the Non-Voting Participating Preferred shares with a corresponding increase in equity. For awards with graded vesting, the fair value of each tranche is recognized over the respective vesting period with a significant higher proportionate amount of the total expense being recognized earlier in the vesting period. RSU’s are expected to be settled in Non-Vesting Participating Preferred shares of Telesat.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

Companies can elect to use either a retrospective approach with a restatement of comparative information or a modified retrospective approach with the cumulative effect of initial application shown in retained earnings instead of the restatement of the comparative information. The Company has elected to use a modified retrospective approach on adoption.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES – (continued)

Based on the evaluations to date, the Company has identified the following areas that will be affected:

•

A material amount will be required to be recognized for contracts that Telesat has entered into as the lessee. Telesat anticipates that this will result in an increase in satellites, property and other equipment and other current and long-term liabilities as at January 1, 2019. On the balances to be capitalized on January 1, 2019, going forward this will result in lower operating expenses and higher interest and depreciation expenses; and

•	Additional disclosure will be required for the new standard.

This standard is effective for annual periods beginning on or after January 1, 2019. The Company has not yet finalized the quantification of the above noted impacts of this adoption as it continues to evaluate the impact of IFRS 16 and emerging guidance.

Income taxes

IFRIC 23, Uncertainty over Income Taxes Treatments was issued by the IASB in June 2017. The interpretation clarifies how to apply the recognition and measurement requirements in IAS 12, Income Taxes when there is uncertainty over income tax treatments. This interpretation is effective for annual reporting periods beginning on or after January 1, 2019. This interpretation is not expected to have an impact on the Company’s consolidated financial statements.

5. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Critical judgments in applying accounting policies

The following are the critical judgments made in applying the Company’s accounting policies which have the most significant effect on the amounts reported in the financial statements:

Deferred Revenue

The Company’s accounting policy relating to deferred revenue is described in Note 4. Certain of the Company’s revenue agreements were noted to include a significant financing component, Judgment by management is required to determine the discount rate used in the significant financing component calculation.

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

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

5. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES – (continued)

The accounting estimates and assumptions critical to the determination of the amounts reported in the financial statements were as follows:

Derivative financial instruments measured at fair value

Derivative financial assets and liabilities measured at fair value were $52.4 million and $5.6 million, respectively, as at December 31, 2018 (December 31, 2017 — $64.9 million and $5.5 million, respectively).

Quoted market values are unavailable for the Company’s financial instruments and, in the absence of an active market, the Company determines fair value for financial instruments based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs. The determination of fair value is significantly impacted by the assumptions used for the amount and timing of estimated future cash flows and discount rates. As a result, the fair value of financial assets and liabilities and the amount of (loss) gain on changes in fair value of financial instruments recorded to net (loss) income could vary.

Impairment of goodwill

Goodwill represented $2,446.6 million of total assets as at December 31, 2018 and 2017. Determining whether goodwill is impaired using a quantitative approach requires an estimation of the Company’s value which requires management to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, tax rates and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Impairment of intangible assets

Intangible assets represented $811.2 million of total assets as at December 31, 2018 (December 31, 2017 — $813.0 million). Impairment of intangible assets is tested annually or more frequently if indicators of impairment or reversal of a prior impairment loss exist. The quantitative impairment analysis requires the Company to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, discount rates, tax rates and annual growth rates. Significant judgments are made in establishing these assumptions. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

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

Share-based compensation

The expense for stock options is based on the fair value of the awards granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes estimates of the dividend yield, expected volatility, risk-free interest rate and the expected life in years. Any changes in these estimates may have a significant impact on the amounts reported.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

The Company derives revenue from the following services:

Broadcast — Direct-to-home television, video distribution and contribution, and occasional use services.

Enterprise — Telecommunication carrier and integrator, government, consumer broadband, resource, maritime and aeronautical, retail and satellite operator services.

Consulting and other — Consulting services related to space and earth segments, government studies, satellite control services, and research and development.

Revenue derived from the above services were as follows:

Years ended December 31,	2018	2017	2016
Broadcast	$455,125	$472,751	$486,434
Enterprise	428,226	430,343	420,138
Consulting and other	19,581	24,313	24,282
Revenue	$902,932	$927,407	$930,854

Equipment sales included within the various services were as follows:

Years ended December 31,	2018	2017	2016
Broadcast	$315	$274	$1,904
Enterprise	23,639	14,460	11,520
Consulting and other	—	389	—
Total equipment sales	$23,954	$15,123	$13,424

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

6. SEGMENT INFORMATION – (continued)

Geographic Information

Revenue by geographic regions was based on the point of origin of the revenue, which was the destination of the billing invoice, and was allocated as follows:

Years ended December 31,	2018	2017	2016
Canada	$417,692	$415,575	$426,193
United States	318,779	311,159	319,473
Europe, Middle East & Africa	61,317	80,532	64,624
Latin America & Caribbean	75,011	78,921	83,244
Asia & Australia	30,133	41,220	37,320
Revenue	$902,932	$927,407	$930,854

The Company’s satellites are in geosynchronous orbit. For disclosure purposes, the satellites and the intangible assets have been classified based on ownership. Satellites, property and other equipment and intangible assets by geographic regions were allocated as follows:

As at December 31,	2018	2017
Canada	$821,449	$976,349
Europe, Middle East & Africa	775,055	693,903
United States	103,567	118,512
All others	2,968	3,083
Satellites, property and other equipment	$1,703,039	$1,791,847

As at December 31,	2018	2017
Canada	$734,751	$734,061
United States	41,935	39,190
Latin America & Caribbean	25,962	30,510
All others	8,506	9,234
Intangible assets	$811,154	$812,995

Other long-term financial assets and other long-term assets by geographic regions were allocated as follows:

As at December 31,	2018	2017
Canada	$43,779	$72,395
Europe, Middle East & Africa	8,043	8,059
All others	3,933	3,077
Other long-term financial assets	$55,755	$83,531

As at December 31	2018	2017
Canada	$6,925	$2,885
Europe, Middle East & Africa	987	171
Other long-term assets	$7,912	$3,056

Goodwill was not allocated to geographic regions.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

6. SEGMENT INFORMATION – (continued)

Major Customers

For the years ended December 31, 2018, 2017 and 2016, there were three significant customers each representing more than 10% of consolidated revenue.

7. OPERATING EXPENSES

Years ended December 31,	2018	2017	2016
Compensation and employee benefits(a)	$98,350	$85,135	$71,841
Other operating expenses(b)	45,596	42,895	39,359
Cost of sales(c)	41,881	59,657	63,723
Operating expenses	$185,827	$187,687	$174,923

(a)

Compensation and employee benefits included salaries, bonuses, commissions, post-employment benefits and charges arising from share-based compensation. The balance for the year ended December 31, 2018 included $1.3 million of expenses associated with a special payment to stock option holders, including associated benefit expenses (December 31, 2017 - $14.2 million, December 31, 2016 - $nil).

(b)	Other operating expenses included general and administrative expenses, marketing expenses, in-orbit insurance expenses, professional fees and facility costs.
(c)	Cost of sales included the cost of third-party satellite capacity, the cost of equipment sales and other costs directly attributable to fulfilling the Company’s obligations under customer contracts.

8. OTHER OPERATING GAINS (LOSSES), NET

Years ended December 31,	2018	2017	2016
Insurance proceeds	$—	$6,171	$—
Loss on disposal of assets	(353)	(269)	(2,565)
Other	1,096	—	—
Other operating gains (losses), net	$743	$5,902	$(2,565)

9. INTEREST EXPENSE

Years ended December 31,	2018	2017	2016
Interest on indebtedness	$231,015	$209,136	$195,523
Interest on derivative instruments	(7,105)	3,071	2,303
Interest on satellite performance incentive payments	4,134	4,750	5,548
Interest on significant financing component	27,374	—	—
Interest on employee benefit plans (Note 29)	1,488	1,511	1,733
Capitalized interest (Note 16)	(19,120)	(18,324)	(6,292)
Interest expense	$237,786	$200,144	$198,815

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

10. INCOME TAXES

Years ended December 31,	2018	2017	2016
Current tax expense	$98,841	$111,510	$75,634
Deferred tax (recovery) expense	(37,785)	(31,265)	8,272
Tax expense	$61,056	$80,245	$83,906

A reconciliation of the statutory income tax rate, which is a composite of Canadian federal and provincial rates, to the effective income tax rate was as follows with the comparatives figures being restated to conform with the presentation in the current year:

Year ended December 31,	2018	2017	2016
(Loss) income before tax	$(29,880)	$585,298	$376,806
Multiplied by the statutory income tax rates	26.59%	26.60%	26.61%
	(7,945)	155,689	100,268
Income tax recorded at rates different from the Canadian tax rate	(10,823)	(9,833)	(6,410)
Permanent differences	50,458	(36,241)	15,594
Effect on deferred tax balances due to changes in income tax rates	(427)	(2,120)	(140)
Effect of temporary differences not recognized as deferred tax assets	35,416	(25,789)	(27,286)
Previously unrecognized tax losses and credits	(6,110)	—	—
Other	487	(1,461)	1,880
Tax expense	$61,056	$80,245	$83,906
Effective income tax rate	(204.34)%	13.71%	22.27%

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below with the comparatives figures being restated to conform with the presentation in the current year:

As at December 31,	2018	2017
Deferred tax assets
Foreign tax credits	$4,245	$8,639
Corporate interest restriction	7,176	—
Unrealized foreign exchange losses	4,488	—
Deferred revenue	20,729	1,879
Loss carry forwards	22,316	52,911
Employee benefits	8,374	10,430
Other	1,794	13
Total deferred tax assets	$69,122	$73,872

As at December 31,	2018	2017
Deferred tax liabilities
Capital assets	$(215,248)	$(244,569)
Intangible assets	(240,595)	(241,731)
Finance charges	(9,380)	(876)
Unrealized foreign exchange gains	—	(27,193)
Total deferred tax liabilities	$(465,223)	$(514,369)
Deferred tax liabilities, net	$(396,101)	$(440,497)

Deferred tax assets of $10.8 million (December 31, 2017 — $4.6 million) on the balance sheet relate to the Brazil and United Kingdom tax jurisdictions.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

10. INCOME TAXES – (continued)

Losses and tax credits

Foreign tax credit

The Company has $4.2 million of foreign tax credits which may only be used to offset taxes payable. These credits will begin to expire in 2019.

Loss carry forwards

The Company has Canadian capital losses carried forward of $644.1 million, with no expiration date. No deferred tax asset has been recognized with respect to these losses as there are no capital gains anticipated.

The Company has tax losses in the United Kingdom of $131.3 million that can be carried forward indefinitely but are subject to restrictions on their utilization. The United Kingdom legislation, introduced on April 1, 2017, restricts to a maximum of 50% the amount of profit that can be relieved with carried-forward losses. Notwithstanding, the Company will be entitled to a GBP 5 million annual allowance of unrestricted taxable income not subject to the 50% limitation. A deferred tax asset of $22.3 million has been recognized as the Company expects the tax losses to be utilized.

Interest restrictions

On April 1, 2017, the United Kingdom introduced new legislation concerning interest deductibility. The legislation introduces measures to restrict a group's net interest deduction to an amount which is proportionate with the activities taxed in the United Kingdom, taking into account the amount the group borrows from third parties. Unused interest deductions may be applied against future taxable income and can be carried forward indefinitely. No deferred tax asset has been recognized for temporary differences of unused interest deductions of $10 million. A deferred tax asset of $7.2 million has been recognized as the Company expects to deduct these amounts against future taxable income.

Investments in subsidiaries

As at December 31, 2018, the Company had temporary differences of $15.2 million associated with investments in subsidiaries for which no deferred tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and it is not probable that these differences will reverse in the foreseeable future.

11. TRADE AND OTHER RECEIVABLES

As at December 31,	2018	2017
Trade receivables	$44,358	$61,177
Trade receivables due from related parties (Note 33)	28	82
Less: Allowance for doubtful accounts	(5,136)	(2,662)
Net trade receivables	39,250	58,597
Other receivables	6,381	6,389
Trade and other receivables	$45,631	$64,986

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

11. TRADE AND OTHER RECEIVABLES – (continued)

Allowance for doubtful accounts

The movement in the allowance for doubtful accounts was as follows:

Years ended December 31,	2018	2017
Allowance for doubtful accounts, beginning of year	$2,662	$3,514
Provisions (reversals) for impaired receivables	73	(110)
Cumulative effect adjustment(1)	2,754	—
Receivables written off	(47)	(586)
Impact of foreign exchange	(306)	(156)
Allowance for doubtful accounts, end of year	$5,136	$2,662

(1)

On January 1, 2018, a reclassification of $2.8 million was made from trade receivables to allowance for doubtful accounts as a result of the implementation of IFRS 15. There was no impact on accumulated earnings as a result of this adjustment.

12. OTHER CURRENT FINANCIAL ASSETS

As at December 31,	2018	2017
Security deposits	$147	$2,275
Derivative assets (Note 27)	18,632	162
Other current financial assets	$18,779	$2,437

13. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As at December 31,	2018	2017
Prepaid expenses(a)	$2,909	$3,848
Income tax recoverable	10,329	945
Inventory(b)	2,429	2,998
Deferred charges(c)	475	543
Other	239	169
Prepaid expenses and other current assets	$16,381	$8,503

(a)	Prepaid expenses were primarily comprised of prepaid satellite in-orbit insurance, prepaid general liability insurance and prepaid license fees.
(b)

As at December 31, 2018, inventory consisted of $2.2 million of finished goods (December 31, 2017 — $2.3 million) and $0.2 million of work in process (December 31, 2017 — $0.7 million). During the year, $17.7 million was recognized as cost of equipment sales and recorded as an operating expense (December 31, 2017 — $11.7 million, December 31, 2016 — $9.8 million).

(c)	Deferred charges included deferred financing charges relating to the Revolving Credit Facility.

14. OTHER LONG-TERM FINANCIAL ASSETS

As at December 31,	2018	2017
Long-term receivables	$12,170	$12,898
Security deposits	9,789	5,910
Derivative assets (Note 27)	33,796	64,723
Other long-term financial assets	$55,755	$83,531

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

15. OTHER LONG-TERM ASSETS

As at December 31,	2018	2017
Prepaid expenses	$991	$245
Deferred charges (Note 13)	753	1,153
Income tax recoverable	5,866	1,356
Other	302	302
Other long-term assets	$7,912	$3,056

16. SATELLITES, PROPERTY AND OTHER EQUIPMENT

	Satellites	Property and other equipment	Assets under construction	Total
Cost as at January 1, 2017	$3,203,103	$229,208	$270,768	$3,703,079
Additions	—	3,270	139,212	142,482
Disposals/retirements	—	(2,982)	—	(2,982)
Reclassifications and transfers from assets under construction	—	11,816	(11,816)	—
Impact of foreign exchange	(22,925)	(2,092)	(21,199)	(46,216)
Cost as at December 31, 2017	3,180,178	239,220	376,965	3,796,363
Additions	—	538	78,373	78,911
Cumulative effect adjustment (Note 3)	(4,172)	—	3,134	(1,038)
Disposals/retirements	—	(3,622)	—	(3,622)
Reclassifications and transfers from assets under construction	448,216	17,229	(465,445)	—
Impact of foreign exchange	45,348	1,690	18,110	65,148
Cost as at December 31, 2018	$3,669,570	$255,055	$11,137	$3,935,762
Accumulated depreciation and impairment as at January 1, 2017	$(1,651,321)	$(136,347)	$—	$(1,787,668)
Depreciation	(206,439)	(14,619)	—	(221,058)
Disposals/retirements	—	2,564	—	2,564
Impact of foreign exchange	568	1,078	—	1,646
Accumulated depreciation and impairment as at December 31, 2017	(1,857,192)	(147,324)	—	(2,004,516)
Depreciation	(209,987)	(14,864)	—	(224,851)
Cumulative effect adjustment (Note 3)	1,433	—	—	1,433
Disposals/retirements	—	3,207	—	3,207
Impact of foreign exchange	(7,050)	(946)	—	(7,996)
Accumulated depreciation and impairment as at December 31, 2018	$(2,072,796)	$(159,927)	$—	$(2,232,723)
Net carrying values
As at December 31, 2017	$1,322,986	$91,896	$376,965	$1,791,847
As at December 31, 2018	$1,596,774	$95,128	$11,137	$1,703,039

Substantially all of the Company’s satellites, property and other equipment have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities as at December 31, 2018 and 2017 (Note 24).

Borrowing costs

Borrowing costs of $19.1 million were capitalized for the year ended December 31, 2018 (December 31, 2017 — $18.3 million, December 31, 2016 — $6.3 million). The average capitalization rate was 7% (5% in 2017 and 2016). Of the total capitalized borrowing costs, $0.4 million was capitalized to intangible assets for the year ended December 31, 2018 (December 31, 2017 — $1.2 million, December 31, 2016 — $0.3 million) with the remaining balance capitalized to satellites, property and other equipment.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

16. SATELLITES, PROPERTY AND OTHER EQUIPMENT – (continued)

In addition, a cumulative effect adjustment was recorded on January 1, 2018, as a result of the implementation of IFRS 15 due to additional interest required to be capitalized as a result of a significant financing component existing on certain revenue agreements. Net of the accumulated depreciation adjusted on January 1, 2018, the impact on satellites, property and other equipment was an increase of $0.4 million.

Impairment

No impairment was recognized for the years ended December 31, 2018, 2017 and 2016.

Joint arrangements

Telesat International Limited (“TIL”) and APT entered into agreements relating to the Telstar 18 VANTAGE satellite, which are accounted for as a joint operation, whereby TIL’s interest is 42.5%. Telesat (IOM) Limited (“TIOM”) and ViaSat Inc. entered into agreements relating to the ViaSat-1 satellite, which are accounted for as a joint operation, whereby TIOM owns the Canadian payload on the ViaSat-1 satellite.

17. INTANGIBLE ASSETS

The intangible assets are split between assets with finite and indefinite lives.

The indefinite life intangible assets are summarized below.

	Orbital slots	Trade name	Intellectual property	Total indefinite life intangible assets
Cost as at January 1, 2017	$609,397	$17,000	$13,161	$639,558
Additions	—	—	12,577	12,577
Disposals/retirements	—	—	—	—
Impact of foreign exchange	(2,654)	—	—	(2,654)
Cost as at December 31, 2017 and January 1, 2018	606,743	17,000	25,738	649,481
Additions	—	—	21,311	21,311
Disposals/retirements	—	—	—	—
Impact of foreign exchange	3,252	—	—	3,252
Cost as at December 31, 2018	$609,995	$17,000	$47,049	$674,044
Accumulated impairment as at January 1, 2017	$(1,100)	$—	$—	$(1,100)
Impairment	—	—	—	—
Accumulated impairment as at December 31, 2017 and January 1, 2018	(1,100)	—	—	(1,100)
Impairment	—	—	—	—
Accumulated impairment as at December 31, 2018	$(1,100)	$—	$—	$(1,100)
Net carrying values
As at December 31, 2017	$605,643	$17,000	$25,738	$648,381
As at December 31, 2018	$608,895	$17,000	$47,049	$672,944

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS – (continued)

The finite life intangible assets are summarized below.

	Revenue backlog	Customer relationships	Customer contracts	Transponder rights	Concession rights	Other	Total finite life intangible assets
Cost as at January 1, 2017	$235,896	$198,652	$23,142	$16,718	$38,575	$59	$513,042
Additions	—	—	—	—	155	—	155
Disposals/retirements	—	(1)	—	—	—	—	(1)
Impact of foreign exchange	(261)	(337)	—	—	(3,140)	—	(3,738)
Cost as at December 31, 2017 and January 1, 2018	235,635	198,314	23,142	16,718	35,590	59	509,458
Additions	—	—	—	—	36	—	36
Disposals/retirements	—	—	—	—	(94)	—	(94)
Impact of foreign exchange	320	413	—	—	(2,658)	—	(1,925)
Cost as at December 31, 2018	$235,955	$198,727	$23,142	$16,718	$32,874	$59	$507,475
Accumulated amortization and impairment as at January 1, 2017	$(190,917)	$(108,850)	$(6,335)	$(10,017)	$(2,839)	$(30)	$(318,988)
Amortization	(8,749)	(11,434)	(2,890)	(925)	(2,329)	(3)	(26,330)
Disposals/retirements	—	1	—	—	—	—	1
Impact of foreign exchange	243	141	—	—	89	—	473
Accumulated amortization and impairment as at December 31, 2017 and January 1, 2018	(199,423)	(120,142)	(9,225)	(10,942)	(5,079)	(33)	(344,844)
Amortization	(8,020)	(10,114)	(2,891)	(924)	(2,352)	(4)	(24,305)
Disposals/retirements	—	—	—	—	94	—	94
Impact of foreign exchange	(327)	(308)	—	—	425	—	(210)
Accumulated amortization and impairment as at December 31, 2018	$(207,770)	$(130,564)	$(12,116)	$(11,866)	$(6,912)	$(37)	$(369,265)
Net carrying values
As at December 31, 2017	$36,212	$78,172	$13,917	$5,776	$30,511	$26	$164,614
As at December 31, 2018	$28,185	$68,163	$11,026	$4,852	$25,962	$22	$138,210

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS – (continued)

The total combined indefinite and finite life intangible assets are summarized below.

	As at December 31, 2018			As at December 31, 2017
	Cost	Accumulated amortization and impairment	Net carrying value	Cost	Accumulated amortization and impairment	Net carrying value
Indefinite life intangible assets	$674,044	$(1,100)	$672,944	$649,481	$(1,100)	$648,381
Finite life intangible assets	507,475	(369,265)	138,210	509,458	(344,844)	164,614
Total intangible assets	$1,181,519	$(370,365)	$811,154	$1,158,939	$(345,944)	$812,995

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

The following are the remaining useful lives of the intangible assets:

Years
Revenue backlog	1 to 6
Customer relationships	1 to 10
Customer contracts	2 to 8
Transponder rights	4
Concession rights	1 to 12
Patent	7

All of the Company’s intangible assets have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities as at December 31, 2018 and 2017 (Note 24).

Impairment

Finite life intangible assets are assessed for impairment at the Company’s CGU level. Indefinite life intangible assets are tested for impairment at the individual asset level. The annual impairment tests for these assets were performed in the fourth quarters of 2018, 2017 and 2016 in accordance with the policy described in Note 4.

No impairment loss was recognized in the years ended December 31, 2018, 2017 and 2016.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS – (continued)

The recoverable amount, for indefinite life intangible assets valued using the income approach, which is equal to the fair value less costs of disposal, was calculated using the following assumptions:

	2017	2016
Discount rate	10.00%	10.25% to 10.75%

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

For the indefinite life intangible assets, in 2018, after performing the qualitative assessment, the Company concluded that it is remote that the fair value is less than the carrying amount. Therefore, the quantitative impairment test was not required.

18. GOODWILL

The Company carries goodwill at its cost of $2,446.6 million with no accumulated impairment losses since acquisition.

Impairment

Goodwill is tested for impairment at the entity level because that represents the lowest level at which goodwill supports the Company’s operations and is monitored internally. The annual impairment test on goodwill was performed in the fourth quarters of 2018, 2017, and 2016 in accordance with the policy described in Note 4. The Company’s recoverable amount exceeded the carrying value therefore, no impairment was recognized. The most significant assumptions used in the quantitative impairment test were as follows:

	2017	2016
Discount rate	10.00%	10.75%
Terminal year growth rate	2.0%	2.0%

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

In 2018, after performing the qualitative assessment of goodwill, the Company concluded that it is remote that the fair value is less than the carrying amount. Therefore, the quantitative goodwill impairment test was not required.

19. TRADE AND OTHER PAYABLES

As at December 31,	2018	2017
Trade payables	$3,609	$2,659
Other payables and accrued liabilities(a)	27,050	35,260
Trade and other payables	$30,659	$37,919

(a)	Other payables and accrued liabilities included payables that are not trade in nature as well as various operating and capital accruals.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

20. OTHER CURRENT FINANCIAL LIABILITIES

As at December 31,	2018	2017
Derivative liabilities (Note 27)	$6	$1
Security deposits	1,913	1,944
Satellite performance incentive payments	11,645	10,452
Interest payable(a)	8,584	8,929
Other	4,238	5,029
Other current financial liabilities	$26,386	$26,355

(a)	Interest payable included interest payable on indebtedness, satellite performance incentive payments, and other current financial liabilities.

21. OTHER CURRENT LIABILITIES

As at December 31,	2018	2017
Deferred revenue (Note 23)	$102,645	$66,449
Decommissioning liabilities (Note 23)	1,068	1,205
Uncertain tax positions	1,315	1,315
Income taxes payable	4,231	4,121
Other	4,030	4,234
Other current liabilities	$113,289	$77,324

22. OTHER LONG-TERM FINANCIAL LIABILITIES

As at December 31,	2018	2017
Derivative liabilities (Note 27)	$5,627	$5,527
Security deposits	346	328
Satellite performance incentive payments	47,268	52,509
Other	1,280	467
Other long-term financial liabilities	$54,521	$58,831

23. OTHER LONG-TERM LIABILITIES

As at December 31,	2018	2017
Deferred revenue(b)	$400,725	$323,709
Accrued benefit liabilities (Note 29)	32,235	40,065
Uncertain tax positions	175	175
Decommissioning liabilities(a)	2,043	1,590
Other	340	340
Other long-term liabilities	$435,518	$365,879

(a)

The current and long-term decommissioning liabilities on property and equipment were $3.1 million (December 31, 2017 — $2.8 million). The decommissioning liabilities are for the restoration of leased buildings and teleports. During the year ended December 31, 2018, $0.1 million was recorded as interest expense (December 31, 2017 - $0.1 million) with $0.1 million decommissioning liabilities derecognized (December 31, 2017 - $nil). It is expected that the decommissioning liabilities will mature between 2019 and 2062.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

23. OTHER LONG-TERM LIABILITIES – (continued)

(b)

Remaining performance obligations, which the Company also refers to as contract revenue backlog (“backlog”) represents the expected future revenue under existing customer contracts, includes both cancellable and non-cancellable contracts, and any deferred revenue that will be recognized in the future in respect to cash already received. The Company does not include revenue beyond the stated expiration of the contract regardless of potential for renewal.

The Company expects the backlog as at December 31, 2018 to be recognized as follows (in millions of Canadian dollars):

2019	2020	2021	2022	2023	Thereafter	Total
$759.0	$605.6	$504.3	$433.8	$380.2	$1,030.7	$3,713.6

24. INDEBTEDNESS

As at December 31,	2018	2017
Senior Secured Credit Facilities(a)
Revolving Credit Facility	$—	$—
Term Loan B – U.S. Facility (December 31, 2018 – USD$2,326,049, December 31, 2017 – USD$2,399,686)	3,172,033	3,016,645
8.875% Senior Notes (USD$500,000)(b)	681,850	628,550
	3,853,883	3,645,195
Less: deferred financing costs, interest rate floors, prepayment options and net gain on repricing/repayment(c)	(129,655)	(101,818)
	3,724,228	3,543,377
Less: current indebtedness	(7,888)	(14,486)
Long-term indebtedness	$3,716,340	$3,528,891

On November 17, 2016, Telesat Canada entered into a new amended and restated Credit Agreement with a syndicate of banks which provides for the extension of credit under the Senior Secured Credit Facilities of USD$2,430.0 million and revolving credit borrowings of up to USD$200.0 million (or Canadian dollar equivalent). All obligations under the Credit Agreement are guaranteed by the Company and certain of Telesat Canada’s existing subsidiaries (“Guarantors”). The obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat Canada and the Guarantors. If the Revolving Credit Facility is drawn, the Credit Agreement requires Telesat Canada to comply with a first lien net leverage ratio of 5.75:1.00, tested quarterly, and failure to comply will result in an event of default. The Credit Agreement contains total leverage ratio covenants that restrict, with certain exceptions, the ability of Telesat Canada and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sale-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. As at December 31, 2018, the leverage ratio was 4.93:1.00 (December 31, 2017 – 4.55:1.00), which was more than the maximum test ratio of 4.50:1.00.

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

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS – (continued)

On February 1, 2017, Telesat amended its Senior Secured Credit Facilities. The amendment to the Senior Secured Credit Facilities reduced the applicable margin on the Term Loan B — U.S. Facility from 3.75% to 3.00%. Additional debt issue costs of $38.4 million were incurred in connection with this amendment.

In connection with the adoption of IFRS 9, a gain on repricing of $36.1 million was recorded against the opening balance of accumulated earnings and the current and long-term indebtedness. The gain on repricing recorded against the indebtedness is subsequently amortized to interest expense using the effective interest method.

In March 2018, the Company made a $50 million U.S. dollar voluntary payment on the Term Loan B – U.S. Facility. This resulted in the recognition of a loss of $2.8 million which was recorded against interest and other income and indebtedness. The loss recorded against the indebtedness is subsequently amortized to interest expense using the effective interest method.

On April 26, 2018, the Company amended the Senior Secured Credit Facilities in which the applicable margin on the Term Loan B – U.S. Facility was reduced to 2.50%. This resulted in a gain on repricing of $6.9 million which was recorded against interest and other income and indebtedness. Additional debt issue costs of $10.2 million were also incurred in connection with this amendment. The gain on repricing and debt issue costs recorded against the indebtedness are subsequently amortized to interest expense using the effective interest method.

(a)The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. The Credit Agreement requires Telesat Canada and the Guarantors to comply with a First Lien Net Leverage Ratio. As at December 31, 2018 and 2017, Telesat was in compliance with this covenant.

Each tranche of the Senior Secured Credit Facilities is subject to mandatory principal repayment requirements. Up to February 1, 2017, this repayment was equal to one quarter of 1% of the initial aggregate principal amount and is payable on a quarterly basis. From February 1, 2017 to April 26, 2018, the repayment was equal to one quarter of 1% of the value of the loan at the time of the amendment, February 1, 2017, and is payable on a quarterly basis. As at April 26, 2018, the repayment is equal to one quarter of 1% of the value of the loan at the time of the amendment, April 26, 2018, and is payable on a quarterly basis.

The Senior Secured Credit Facilities have several tranches which are described below:

(i)

A Revolving Credit Facility (“Revolving Facility”) of up to $200 million U.S. dollars (or Canadian dollar equivalent) is available to Telesat. This Revolving Facility matures on November 17, 2021 and is available to be drawn at any time in U.S. funds or Canadian dollar equivalent funds. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 1.5% to 2.00% is applied to the Prime Rate and ABR as these interest rates are defined in the Senior Credit Facilities. For Bankers Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 2.50% to 3.00% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. The Revolving Facility has an unused commitment fee of 40 basis points. As at December 31, 2018, other than $0.3 million (December 31, 2017 – $0.2 million) in drawings related to letters of credit, there were no borrowings under this facility.

(ii)

The U.S. TLB Facility is a USD$2,430 million facility maturing on November 17, 2023. The outstanding borrowings under the U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the Senior Secured Credit Facilities, but not less than 0.75%, plus an applicable margin of 2.50%; or (ii) Alternative Base Rate as determined in accordance with the terms of the Senior Secured Credit Facilities plus an applicable margin of 2.00%. The weighted average effective interest rate was 5.83% for the year ended December 31, 2018 (December 31, 2017 – 4.86%). On February 1, 2017, the Company amended the Senior Secured Credit Facilities to reduce the applicable margin to 3.00% from 3.75%. On April 26, 2018, the Company amended the Senior Secured Credit Facilities in which the applicable margin on the Term Loan B – U.S. Facility was further reduced to 2.50%.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS – (continued)

(b)The Senior Notes bear interest at an annual rate of 8.875% and are due November 17, 2024. The total balance of the Senior Notes is USD$500 million. The Senior Notes include covenants or terms that restrict the Company’s ability to, among other things: (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred shares, (ii) incur liens, (iii) pay dividends, or make certain restricted payments or investments, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) consolidate, merge, sell or otherwise dispose of substantially all assets, (vii) create restrictions on the ability to pay dividends, make loans, and sell assets, and (viii) designate subsidiaries as unrestricted subsidiaries. The weighted average effective interest rate for the years ended December 31, 2018 and 2017 was 8.80%.

(c)The Senior Secured Credit Facilities and 8.875% Senior Notes included the following deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment:

(i)

The U.S. TLB Facility and 8.875% Senior Notes were presented on the balance sheet net of related deferred financing costs of $83.8 million as at December 31, 2018 (December 31, 2017 — $87.7 million). The deferred financing costs are amortized using the effective interest method.

(ii)

The indenture agreement for the 8.875% Senior Notes contained provisions for certain prepayment options (Note 27) which were fair valued at the time of debt issuance. The initial fair value impact, in November 2016, of the prepayment option related to the 8.875% Senior Notes was an $8.7 million increase to the indebtedness. This liability is subsequently amortized using the effective interest method and had a carrying amount of $6.9 million as at December 31, 2018 (December 31, 2017 — $7.8 million).

(iii)

The initial fair value impact, in November 2016, of the interest rate floor on the U.S. TLB Facility was a decrease to the indebtedness of $25.6 million. This asset is subsequently amortized using the effective interest method and had a carrying amount of $18.6 million as at December 31, 2018 (December 31, 2017 — $21.9 million).

(iv)

The U.S. TLB Facility was presented on the balance sheet net of the net gain on repricing/repayment of $34.2 million as at December 31, 2018. The net gain on repricing/repayment arose from the following:

•	In connection with the adoption of IFRS 9, a gain on repricing of $36.1 million was recorded as a reduction of the indebtedness, effective January 1, 2018;
•	In connection with the $50 million U.S. dollars voluntary repayment in March 2018, a loss on repayment of $2.8 million was recorded as an increase to the indebtedness; and
•	In connection with the amendment to the Senior Secured Credit Facilities in April 2018, a gain on repricing of $6.9 million was recorded as a reduction of indebtedness.

The outstanding balance of the net gain on repricing/repayment is amortized using the effective interest method.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS – (continued)

The short-term and long-term portions of deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment were as follows:

As at December 31,	2018	2017
Short-term deferred financing costs	$15,263	$13,435
Long-term deferred financing costs	68,536	74,278
	$83,799	$87,713
Short-term interest rate floor	$3,436	$3,413
Long-term interest rate floor	15,165	18,483
	$18,601	$21,896
Short-term prepayment option	$(942)	$(863)
Long-term prepayment option	(5,986)	(6,928)
	$(6,928)	$(7,791)
Short-term net gain on repricing/repayment	$6,315	$—
Long-term net gain on repricing/repayment	$27,868	$—
	$34,183	$—
Deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment	$129,655	$101,818

The outstanding principal balance of indebtedness, excluding deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment will be repaid as follows (in millions of Canadian dollars):

2019	2020	2021	2022	2023	Thereafter	Total
$32.0	$32.0	$32.0	$32.0	$3,044.0	$681.9	$3,853.9

25. SHARE CAPITAL

The number of shares and stated value of the outstanding shares were as follows:

	2018		2017
As at December 31,	Number of shares	Stated value	Number of shares	Stated value
Common Shares	74,252,460	$26,580	74,252,460	$26,580
Voting Participating Preferred Shares	7,034,444	48,246	7,034,444	48,246
Non-Voting Participating Preferred Shares	38,431,311	78,870	38,391,823	77,846
Director Voting Preferred Shares	1,000	10	1,000	10
Share capital		$153,706		$152,682

In November 2017 and 2016 dividends were declared and paid on the Director Voting Preferred Shares.

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

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

25. SHARE CAPITAL – (continued)

In January 2017, 7,000 stock options granted under the Company’s stock incentive plan were exercised for 7,000 Non-Voting Participating Preferred Shares in exchange for $0.1 million.

In June 2018, 95,363 stock appreciation rights (“Sars”) were exercised for 39,488 Non-Voting Participating Preferred Shares, on a net settlement basis.

There were no changes to the rights, privileges or conditions associated to each class of shares.

The authorized share capital of the Company is comprised of: (i) an unlimited number of Common Shares, Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares, Redeemable Common Shares, and Redeemable Non-Voting Participating Preferred Shares, (ii) 1,000 Director Voting Preferred Shares, and (iii) 325,000 Senior Preferred Shares. None of the Redeemable Common Shares, Redeemable Non-Voting Participating Preferred Shares or Senior Preferred Shares have been issued as at December 31, 2018 or 2017. The Company’s share-based compensation plans have authorized the grant of up to 16,553,779 options to purchase Non-Voting Participating Preferred Shares combined with authorizing 200,000 restricted share units expected to be settled in Non-Voting Participating Preferred Shares (Note 28).

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

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

26. CAPITAL DISCLOSURES

Telesat is a privately held company. The Company’s financial strategy is designed to maintain compliance with the financial covenant under its Senior Secured Credit Facilities (Note 24), and to maximize returns to its shareholders and other stakeholders. The Company meets these objectives through regular monitoring of the financial covenant and operating results on a quarterly basis. The Company’s overall financial strategy remains unchanged from 2017.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

26. CAPITAL DISCLOSURES – (continued)

The Company defines its capital as shareholders’ equity (comprising issued share capital, accumulated earnings and excluding reserves) and debt financing (comprising indebtedness and excluding deferred financing costs, prepayment option, interest rate floor and net gain on repricing/repayment as detailed in Note 24).

The Company’s capital at the end of the year was as follows:

As at December 31,	2018	2017
Shareholders’ equity (excluding reserves)	$997,307	$1,121,090
Debt financing (excluding deferred financing costs, prepayment option, interest rate floor and net gain on repricing/repayment)	$3,853,883	$3,645,195

If the Revolving Facility is drawn, the Senior Secured Credit Facilities require Telesat Canada to comply with a first lien net leverage ratio test. As at December 31, 2018, the first lien net leverage ratio was 4.02:1.00 (December 31, 2017 — 3.74:1.00), which was less than the maximum test ratio of 5.75:1.00.

The Company’s operating results are tracked against budget on a regular basis, and this analysis is reviewed by senior management. The Company partly manages its interest rate risk due to variable interest rate debt through the use of interest rate swaps (Note 27).

27. FINANCIAL INSTRUMENTS

Measurement of Risks

The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at December 31, 2018.

Credit risk

Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. As at December 31, 2018, the maximum exposure to credit risk is equal to the carrying value of the financial assets which totaled $888.6 million (December 31, 2017 — $630.0 million).

Cash and cash equivalents are invested with high quality investment grade financial institutions and are governed by the Company’s corporate investment policy, which aims to reduce credit risk by restricting investments to high-grade, mainly U.S. dollar and Canadian dollar denominated investments.

The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks related to trade accounts receivable. The Company’s standard payment terms are 30 days with interest typically charged on balances remaining unpaid at the end of standard payment terms. The Company’s historical experience with customer defaults has been minimal. As at December 31, 2018, North American and International customers made up 59% and 41% of the outstanding trade receivable balance, respectively (December 31, 2017 — 39% and 61%, respectively). Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts as at December 31, 2018 was $5.1 million (December 31, 2017 — $2.7 million).

The Company mitigates the credit risk associated with derivative instruments by entering into them with only high quality financial institutions.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS – (continued)

Foreign exchange risk

The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The Company’s main currency exposures lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness with the most significant impact being on the U.S. dollar denominated indebtedness. As at December 31, 2018 and 2017, the entire indebtedness was denominated in U.S. dollars. The Canadian dollar equivalent of the U.S. dollar denominated indebtedness was $3,853.9 million and $3,645.2 million, respectively (before netting of deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment).

In July 2016, Telesat entered into four forward foreign exchange contracts which require the Company to pay $7.0 million Canadian dollars to receive 4.2 million British Pounds Sterling. All forward foreign exchange contracts matured by October 31, 2017.

As at December 31, 2018, the impact of a 5 percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar on financial assets and liabilities would have (increased) decreased net (loss) income by $163.9 million (December 31, 2017 — $162.0 million) and increased (decreased) other comprehensive income (loss) by $3.1 million (December 31, 2017 — $0.2 million). This analysis assumes that all other variables, in particular interest rates, remain constant.

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

If the interest rates on the unhedged variable rate indebtedness change by 0.25%, excluding the potential impact of interest rate floors, the result would be an increase or decrease to net (loss) income of $1.8 million for the year ended December 31, 2018 (December 31, 2017 — $6.5 million).

Liquidity risk

The Company maintains credit facilities to ensure it has sufficient funds available to meet current and foreseeable financial requirements.

The contractual maturities of financial liabilities as at December 31, 2018 were as follows:

	Carrying amount	Contractual cash flows (undiscounted)	2019	2020	2021	2022	2023	Thereafter
Trade and other payables	$30,659	$30,659	$30,659	$—	$—	$—	$—	$—
Customer and other deposits	2,259	2,259	1,852	14	239	—	—	154
Satellite performance incentive payments	59,895	76,506	14,401	11,446	9,959	8,959	8,057	23,684
Other financial liabilities	5,556	5,467	3,993	476	116	116	116	650
Indebtedness(1)	3,861,447	5,034,385	263,687	262,432	260,117	257,437	3,248,348	742,364
	$3,959,816	$5,149,276	$314,592	$274,368	$270,431	$266,512	$3,256,521	$766,852

(1)	Indebtedness excludes deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS – (continued)

The interest payable and interest payments included in the carrying value and contractual cash flows, respectively, in the above table, were as follows:

	Interest payable	Interest payments
Satellite performance incentive payments	$982	$16,943
Other financial liabilities	$37	$37
Indebtedness	$7,564	$1,180,502

Financial assets and liabilities recorded on the balance sheets and the fair value hierarchy levels used to calculate those values were as follows:

As at December 31, 2018	FVTPL	Amortized cost(4)	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$—	$768,433	$768,433	$768,433	Level 1
Trade and other receivables	—	45,631	45,631	45,631	(3)
Other current financial assets(1)	18,632	147	18,779	18,779	Level 1, Level 2
Other long-term financial assets(1)	33,796	21,959	55,755	55,755	Level 1, Level 2
Trade and other payables	—	(30,659)	(30,659)	(30,659)	(3)
Other current financial liabilities	(6)	(26,380)	(26,386)	(29,131)	Level 2
Other long-term financial liabilities	(5,627)	(48,894)	(54,521)	(54,733)	Level 2
Indebtedness(2)	—	(3,853,883)	(3,853,883)	(3,709,695)	Level 2
	$46,795	$(3,123,646)	$(3,076,851)	$(2,935,620)

As at December 31, 2017	Loans and receivables	FVTPL	Other financial liabilities	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$479,045	$—	$—	$479,045	$479,045	Level 1
Trade and other receivables	64,986	—	—	64,986	64,986	(3)
Other current financial assets(1)	2,275	162	—	2,437	2,437	Level 1, Level 2
Other long-term financial assets(1)	18,808	64,723	—	83,531	83,531	Level 1, Level 2
Trade and other payables	—	—	(37,919)	(37,919)	(37,919)	(3)
Other current financial liabilities	—	(1)	(26,354)	(26,355)	(27,791)	Level 2
Other long-term financial liabilities	—	(5,527)	(53,304)	(58,831)	(59,648)	Level 2
Indebtedness(2)	—	—	(3,645,195)	(3,645,195)	(3,723,474)	Level 2
	$565,114	$59,357	$(3,762,772)	$(3,138,301)	$(3,218,833)

(1)

Other current and long-term financial assets classified as fair value through profit or loss were calculated using level 2 of the fair value hierarchy. All other balances were calculated using level 1 of the fair value hierarchy.

(2)

Indebtedness excludes deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment (December 31, 2017 – excludes deferred financing costs, interest rate floor and prepayment option).

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS – (continued)

(3)	Trade and other receivables and trade and other payables approximate fair value due to the short-term maturity of these instruments.

(4)

Cash and cash equivalents, trade and other receivables, other current and long-term financial assets, classified as loans and receivables under IAS 39 have been classified as amortized cost under IFRS 9. Trade and other payables, other current and long-term financial liabilities and indebtedness classified as other financial liabilities under IAS 39 have been classified as amortized cost under IFRS 9. The change in classification did not have an impact on the measurement of the Company’s financial instruments.

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

The carrying amounts of cash and cash equivalents, trade and other receivables, and trade and other payables approximate fair value due to the short-term maturity of these instruments. As at December 31, 2018, cash and cash equivalents included $425.6 million (December 31, 2017 — $90.7 million) of short-term investments.

The fair value of the satellite performance incentive payments, included in other current and long-term financial liabilities, was determined using a discounted cash flow methodology. The calculation is performed on a recurring basis. As at December 31, 2018 and 2017, the discount rate used was 5.7%.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS – (continued)

The fair value of the indebtedness was based on transactions and quotations from third parties considering market interest rates and excluding deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment (December 31, 2017 – excluding deferred financing costs, interest rate floor and prepayment option). The calculation of the fair value of the indebtedness is performed on a recurring basis. The rates used were as follows:

As at December 31,	2018	2017
Senior Secured Credit Facilities
Term Loan B – U.S. Facility	94.50%	100.13%
8.875% Senior Notes	104.44%	111.83%

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

The discount rates used to discount cash flows as at December 31, 2018 ranged from 2.29% to 2.81% (December 31, 2017 — 1.56% to 2.31%).

The fair value of the derivative assets and liabilities was calculated based on the level 2 of the fair value hierarchy. The current and long-term portions of the fair value of the Company’s derivative assets and liabilities, as at each balance sheet date, were as follows:

As at December 31, 2018	Other current financial assets	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total
Interest rate floors	$—	$—	$(6)	$(5,627)	$(5,633)
Interest rate swaps	18,632	16,650	—	—	35,282
Prepayment option	—	17,146	—	—	17,146
	$18,632	$33,796	$(6)	$(5,627)	$46,795

As at December 31, 2017	Other current financial assets	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total
Interest rate floors	$—	$—	$(1)	$(5,527)	$(5,528)
Interest rate swaps	162	18,945	—	—	19,107
Prepayment option	—	45,778	—	—	45,778
	$162	$64,723	$(1)	$(5,527)	$59,357

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. FINANCIAL INSTRUMENTS – (continued)

The reconciliation of the fair value of derivative assets and liabilities was as follows:

Fair value, December 31, 2016 and January 1, 2017	$218
Realized losses on derivatives
Forward foreign exchange contract	(207)
Unrealized gains on derivatives
Interest rate floors	7,861
Prepayment option	33,018
Interest rate swaps	19,394
Forward foreign exchange contracts	240
Impact of foreign exchange	(1,167)
Fair value, December 31, 2017 and January 1, 2018	59,357
Unrealized gains (losses) on derivatives
Interest rate floors	255
Prepayment option	(30,691)
Interest rate swaps	12,231
Impact of foreign exchange	5,643
Fair value, December 31, 2018	$46,795

28. SHARE-BASED COMPENSATION PLANS

Telesat Canada Stock Incentive Plans

In September 2008 and April 2013, Telesat adopted share-based compensation plans (the “stock incentive plans”) for certain key employees of the Company and its subsidiaries. The stock incentive plans provide for the grant of up to 16,553,779 options, 8,824,646 authorized in 2008, 4,036,729 authorized in 2013, 62,404 authorized in 2015, 350,000 authorized in 2017 and additional 3,280,000 in 2018, to purchase Non-Voting Participating Preferred Shares of Telesat Canada, convertible into Common Shares. Of the stock options authorized and issued in 2018, 780,000 vest over three-year period with the vesting period commencing on January 1, 2018 and 2,500,000 vest over a five-year period with the vesting period commencing on November 1, 2017.

In addition, in 2018, Telesat authorized the issuance of 200,000 restricted share units expected to be settled in Non-Voting Participating Preferred Shares. The restricted share units vest over a three-year period with a vesting period commencing on January 1, 2018.

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

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

In connection with the $387 million U.S. dollars cash distribution to the Company’s shareholders (Note 25), effective January 25, 2017, a special payment was authorized to option holders of $12.8 million U.S. dollars. Of this balance, $11.3 million U.S. dollars has cumulatively been recorded as an operating expense up to December 31, 2018 (2017 - $10.0 million U.S.), of which $11.2 million U.S. dollars has been cumulatively paid (2017 - $8.0 million U.S.). The remaining payments will be made in subsequent periods subject to certain conditions being met.

The change in number of stock options outstanding and their weighted average exercise price were as follows:

	Time vesting option plans		Performance vesting option plans
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at December 31, 2016 and January 1, 2017	2,677,019	$24.54	1,303,733	$20.16
Granted	—		—
Forfeited	(15,507)		(17,638)
Exercised (Note 25)	(3,150)		(3,850)
Exchanged	805,835		(805,835)
Expired	—		—
Outstanding at December 31, 2017 and January 1, 2018	3,464,197	$24.85	476,410	$11.07
Granted	3,692,372		—
Forfeited	(2,650)		—
Exercised (Note 25)	(51,055)		(44,308)
Expired	—		—
Outstanding at December 31, 2018	7,102,864	$25.56	432,102	$11.07

The movement in the number of restricted share units outstanding was as follows:

Outstanding, January 1, 2018	—
Granted	200,000
Outstanding, December 31, 2018	200,000

There were no restricted share units in 2017.

The quantity of stock options that are exercisable and the weighted average remaining life were as follows:

As at December 31,	2018	2017
Time vesting option plans	3,689,117	2,612,679
Performance vesting option plans	432,102	476,413
Weighted average remaining life	7 years	4 years

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. SHARE-BASED COMPENSATION PLANS – (continued)

The share-based compensation expense included in the consolidated statements of (loss) income was as follows:

Years ended December 31,	2018	2017	2016
Operating expenses	$29,505	$2,856	$5,770

The weighted average assumptions used to determine the share-based compensation expense for stock options using the Black-Scholes option pricing model were as follows:

	2018	2017	2016
Dividend yield	—%	—%	—%
Expected volatility	31.7%	24.6%	24.6%
Risk-free interest rate	2.94%	1.83%	1.83%
Expected life (years)	10	10	10

The expected volatility is based on the historical volatility.

The weighted average fair value of the stock options and restricted share units granted during 2018 was $13.37. There were no stock options or restricted share units granted in 2016 or 2017.

29. EMPLOYEE BENEFIT PLANS

The expenses included on the consolidated statements of (loss) income and the consolidated statements of comprehensive (loss) income were as follows:

	Pension plans			Other post-employment benefit plans
Years ended December 31,	2018	2017	2016	2018	2017	2016
Consolidated statements of (loss) income
Operating expenses	$6,345	$6,239	$6,235	$276	$243	$221
Interest expense	$658	$650	$875	$830	$861	$858
Consolidated statements of comprehensive (loss) income
Actuarial (gains) losses on employee benefit plans	$(4,555)	$3,761	$(4,376)	$(3,200)	$1,410	$(724)

In October 2013, the Company ceased allowing new employees to join certain of the defined benefit plans, except under certain circumstances, and commenced a defined contribution pension plan for new employees.

The Company made contributions of $0.9 million for various defined contribution arrangements during 2018 (December 31, 2017 — $0.8 million).

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

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

The balance sheet obligations, distributed between pension and other post-employment benefits, included in other long-term liabilities (Note 23) were as follows:

As at December 31,	2018	2017
Pension benefits	$10,905	$16,169
Other post-employment benefits	21,330	23,896
Accrued benefit liabilities	$32,235	$40,065

The amounts recognized in the balance sheets and the funded statuses of the benefit plans were as follows:

	2018		2017
As at December 31,	Pension	Other	Pension	Other
Present value of funded obligations	$292,914	$—	$306,660	$—
Fair value of plan assets	(283,064)	—	(291,612)	—
	9,850	—	15,048	—
Present value of unfunded obligations	1,055	21,330	1,121	23,896
Accrued benefit liabilities	$10,905	$21,330	$16,169	$23,896

The changes in the benefit obligations and in the fair value of plan assets were as follows:

	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2018	$307,781	$23,896	$331,677
Current service cost	5,905	276	6,181
Interest expense	10,836	830	11,666
Remeasurements
Actuarial gains arising from plan experience	(1,018)	(701)	(1,719)
Actuarial gains from change in demographic assumptions	(8,363)	(1,072)	(9,435)
Actuarial gains from changes in financial assumptions	(13,125)	(1,427)	(14,552)
Benefits paid	(9,190)	(743)	(9,933)
Contributions by plan participants	1,146	—	1,146
Foreign exchange	—	297	297
Other	(3)	(26)	(29)
Benefit obligation, December 31, 2018	293,969	21,330	315,299
Change in fair value of plan assets
Fair value of plan assets, January 1, 2018	(291,612)	—	(291,612)
Contributions by plan participants	(1,146)	—	(1,146)
Contributions by employer	(7,709)	(743)	(8,452)
Interest income	(10,178)	—	(10,178)
Benefits paid	9,190	743	9,933
Remeasurements
Return on plan assets, excluding interest income	17,951	—	17,951
Administrative costs	440	—	440
Fair value of plan assets, December 31, 2018	(283,064)	—	(283,064)
Accrued benefit liabilities, December 31, 2018	$10,905	$21,330	$32,235

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

The weighted average duration of the defined benefit obligation as at December 31, 2018 is 15 years for the defined benefit pension plans and 14 years for the other post-employment benefit plans. The weighted average duration of the current service cost as at December 31, 2018 is 22 years for the defined benefit pension plans and 27 years for the other post-employment benefit plans.

The estimated future benefit payments for the defined benefit pension plans and other post-employment benefit plans until 2028 are as follows:

	Pension	Other
2019	$10,144	$800
2020	$10,608	$831
2021	$11,073	$863
2022	$11,501	$897
2023	$12,024	$932
2024 to 2028	$68,087	$6,124

Benefit payments include obligations to 2028 only as obligations beyond this date are not quantifiable.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. EMPLOYEE BENEFIT PLANS – (continued)

The fair value of the plan assets were allocated as follows between the various types of investments:

As at December 31,	2018	2017
Equity securities
Canada	20.8%	22.3%
United States	12.7%	14.1%
International (other than United States)	18.1%	18.9%
Fixed income instruments
Canada	45.7%	42.6%
Cash and cash equivalents
Canada	2.7%	2.1%

Plan assets are valued at the measurement date of December 31 each year.

The investments are made in accordance with the Statement of Investment Policies and Procedures. The Statement of Investment Policies and Procedures is reviewed on an annual basis by the Management Level Pension Fund Investment Committee with approval of the policy being provided by the Audit Committee.

The following are the significant assumptions adopted in measuring the Company’s pension and other benefit obligations:

	Pension	Other	Pension	Other
As at December 31,	2018	2018	2017	2017
Actuarial benefit obligation
Discount rate	3.80%	3.80% to 4.0%	3.50%	3.25% to 3.50%
Benefit costs for the year ended
Discount rate	3.60%	3.25% to 3.60%	4.00%	3.75% to 4.00%
Future salary growth	2.50%	N/A	2.50%	N/A
Health care cost trend rate	N/A	4.50%	N/A	4.50%
Other medical trend rates	N/A	4.50%	N/A	4.50%

For certain Canadian post-retirement benefits, the medical trend rate for drugs was assumed to be 6.50% in 2018, decreasing by 0.25% per annum to an ultimate rate of 4.50% per annum in 2026 and thereafter.

Sensitivity of assumptions

The calculation of the defined benefit obligation is sensitive to the assumptions set out above. The following table summarizes how the impact on the defined benefit obligation as at December 31, 2018 and 2017 would have increased or decreased as a result of the change in the respective assumptions by one percent.

	Pension		Other
As at December 31, 2018	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(39,145)	$49,361	$(2,471)	$3,224
Future salary growth	$7,572	$(6,919)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$1,703	$(1,280)

	Pension		Other
As at December 31, 2017	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(42,092)	$53,148	$(2,786)	$3,588
Future salary growth	$7,988	$(7,457)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$2,165	$(1,663)

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

The Company expects to make contributions of $7.1 million to the defined benefit plans and $0.4 million to the defined contribution plan of Telesat Canada during the next fiscal year.

30. SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents were comprised of the following:

As at December 31,	2018	2017	2016
Cash	$342,874	$388,372	$457,686
Short-term investments(1)	425,559	90,673	324,720
Cash and cash equivalents	$768,433	$479,045	$782,406

(1)	Consisted of short-term investments with an original maturity of three months or less or which are available on demand with no penalty for early redemption.

Income taxes paid, net of income taxes received was comprised of the following:

Years ended December 31,	2018	2017	2016
Income taxes paid	$(109,193)	$(85,503)	$(122,401)
Income taxes received	2,885	22,512	1,929
	$(106,308)	$(62,991)	$(120,472)

Interest paid, net of capitalized interest and interest received was comprised of the following:

Years ended December 31,	2018	2017	2016
Interest paid	$(207,339)	$(219,773)	$(165,173)
Interest received	11,802	6,201	6,620
Capitalized interest	19,120	18,324	6,292
	$(176,417)	$(195,248)	$(152,261)

The reconciliation of the liabilities arising from financing activities was as follows:

	Indebtedness	Satellite performance incentive payments	Capital leases
Balance as at January 1, 2018	$3,543,377	$62,961	$369
Debt repricing costs	(10,190)	—	—
Cash outflows	(94,951)	(9,037)	(29)
Amortization of deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment	22,497	—	—
Loss on voluntary payment (Note 24)	2,828	—	—
Gain on repricing (Note 24)	(6,901)	—	—
Cumulative effect adjustment (Note 3)	(36,072)	—	—
Other	—	191	—
Impact of foreign exchange	303,640	4,798	29
Balance as at December 31, 2018	$3,724,228	$58,913	$369

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. SUPPLEMENTAL CASH FLOW INFORMATION – (continued)

	Indebtedness	Satellite performance incentive payments	Capital leases
Balance as at January 1, 2017(1)	$3,856,097	$75,985	$422
Debt issue costs	(42,867)	—	—
Cash outflows	(31,620)	(8,436)	(30)
Amortization of deferred financing costs, interest rate floor and prepayment option	14,988	—	—
Other	—	18	2
Impact of foreign exchange	(253,221)	(4,606)	(25)
Balance as at December 31, 2017	$3,543,377	$62,961	$369

(1)	Balance of the indebtedness as at January 1, 2017, included $4,459 of accrued debt issue costs associated with the November 2016 refinancing which were paid in 2017.

	Indebtedness	Satellite performance incentive payments	Capital leases
Balance as at January 1, 2016	$4,063,221	$87,026	$—
Cash outflows	(4,008,356)	(8,934)	(30)
Cash inflows	3,935,576	—	—
Amortization of deferred financing costs, interest rate floors, prepayment option and premiums	12,971	—	—
Debt issue costs	(58,141)	—	—
Accrued debt issue costs	(4,459)	—	—
Write off of debt issue costs, interest rate floors, prepayment option and premiums	41,183	—	—
Non-cash additions(1)	(16,910)	—	474
Other	(150)	573	(2)
Impact of foreign exchange	(113,297)	(2,680)	(20)
Balance as at December 31, 2016	$3,851,638	$75,985	$422

(1)

Non-cash additions for the indebtedness includes $(25,581) relating to the interest rate floors on the Senior Secured Credit Facilities and $8,671 relating to the prepayment option on the Senior Notes.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. SUPPLEMENTAL CASH FLOW INFORMATION – (continued)

The net change in operating assets and liabilities was comprised of the following:

As at December 31,	2018	2017	2016
Trade and other receivables	$22,056	$(13,272)	$(8,347)
Financial assets	(210)	3,975	(2,521)
Other assets	371	12,848	1,260
Trade and other payables	(4,695)	6,947	6,076
Financial liabilities	(1,026)	(13,748)	551
Other liabilities	72,317	51,502	103,618
	$88,813	$48,252	$100,637

Non-cash investing activities were comprised of:

Years ended December 31,	2018	2017	2016
Satellites, property and other equipment	$3,795	$9,515	$13,776
Intangible assets	$3,635	$(128)	$2,350

31. COMMITMENTS AND CONTINGENT LIABILITIES

The following were the Company’s off-balance sheet contractual obligations as at December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total

Operating property leases	$3,190	$3,434	$3,630	$3,097	$3,003	$17,483	$33,837
Capital commitments	22,460	—	—	—	—	—	22,460
Other operating commitments	18,501	11,425	9,114	3,563	2,937	8,453	53,993
	$44,151	$14,859	$12,744	$6,660	$5,940	$25,936	$110,290

Operating property leases consisted of off-balance sheet contractual obligations for land or building usage, while capital commitments included commitments for capital projects. Other operating commitments consisted of third party satellite capacity arrangements as well as other commitments that are not categorized as operating property leases or capital commitments. The Company’s off-balance sheet obligations included the future minimum payments for the non-cancellable period of each respective obligation, which have various terms and expire between 2019 to 2043. The aggregate expense related to operating property lease commitments for the year ended December 31, 2018 was $7.3 million (December 31, 2017 — $6.4 million, December 31, 2016 — $6.5 million).

The Company has entered into contracts for the development of the LEO constellation and other capital expenditures. The total outstanding commitments as at December 31, 2018 were included in capital commitments.

The Company has agreements with various customers for prepaid revenue on several service agreements which take effect when the satellite is placed in service. The Company is responsible for operating and controlling these satellites. As at December 31, 2018, customer prepayments of $503.4 million (December 31, 2017 — $390.2 million), a portion of which is refundable under certain circumstances, were reflected in other current and long-term liabilities.

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

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

The Company is currently involved in a number of disputes with the Brazilian tax authorities who have alleged that additional taxes are owed on revenue earned by the Company for the period 2003 to 2012. The disputes relate to the Brazilian tax authorities’ characterization of the Company’s revenue. Additional taxes and interest of approximately $38.9 million have been assessed by Brazilian tax authorities and the Company has challenged those assessments. The Company believes the likelihood of an unfavorable outcome in these disputes is remote and, as such, no reserve has been established.

The Canadian taxing authorities have assessed the Company for $9 million relating to transfer pricing issues for the years 2009 and 2012. Both disputes relate to the Canadian tax authorities’ repricing of certain transactions between The Company and its subsidiaries. The Company has paid 50% of the outstanding amount to formally object, which has been recorded as an other long-term asset. The Company believes the likelihood of an unfavorable outcome in these disputes is remote and, as such, no reserve has been established.

Other than the legal proceedings disclosed above, the Company is not aware of any proceedings outstanding or threatened as of the date hereof by or against it or relating to its business which may have, or have had in the recent past, significant effects on the Company’s financial position or profitability.

32. SUBSIDIARIES

The list of significant companies included in the scope of consolidation as at December 31, 2018 was as follows:

Company	Country	Method of Consolidation	% voting rights
Infosat Communications LP	Canada	Fully consolidated	100
Telesat Spectrum General Partnership	Canada	Fully consolidated	100
10680451 Canada Inc.	Canada	Fully consolidated	100
Skynet Satellite Corporation	United States	Fully consolidated	100
Telesat Network Services, Inc.	United States	Fully consolidated	100
The SpaceConnection Inc.	United States	Fully consolidated	100
Telesat Satellite LP	United States	Fully consolidated	100
Infosat Able Holdings, Inc.	United States	Fully consolidated	100
Telesat Brasil Capacidade de Satélites Ltda.	Brazil	Fully consolidated	100
Telesat (IOM) Limited	Isle of Man	Fully consolidated	100
Telesat International Limited	United Kingdom	Fully consolidated	100

Apart from 10680451 Canada Inc. which was incorporated in 2018, the percentage of voting rights and method of consolidation were the same as at December 31, 2017.

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

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

Compensation of executives and Board level directors

Year ended December 31,	2018	2017	2016
Short-term benefits (including salaries)	$16,853	$10,037	$6,751
Special payments (1)	2,904	9,006	—
Post-employment benefits	2,510	2,458	2,344
Share-based payments	29,016	2,820	5,482
	$51,283	$24,321	$14,577

(1)	Balance relates to the special cash distribution effective January 25, 2017.

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

Telesat Canada

Notes to the 2018 Consolidated Financial Statements

(all amounts in thousands of Canadian dollars, except where otherwise noted)

33. RELATED PARTY TRANSACTIONS – (continued)

In June 2018, 95,363 stock appreciation rights were exercised by a member of key management personnel for 39,488 Non-Voting Participating Preferred shares, on a net settlement basis.

During 2018, Telesat issued 3,630,000 time-vesting options to certain key management personnel. Of this balance, 2,850,000 options vest over a five-year period, while 780,000 vest over a three-year period. In addition, 200,000 restricted share units were granted during 2018 which vest over a three-year period and are expected to be settled with Non-Voting Participating Preferred shares.

Transactions with related parties

The Company and certain of its subsidiaries regularly engage in transactions with related parties. The Company’s related parties include Loral and Red Isle. The transactions have been entered into over the normal course of operations. There were no transactions or balances with Red Isle during any of the years presented.

During the years presented below, the Company and its subsidiaries entered into the following transactions with Loral.

	Sale of goods and services, interest income			Purchase of goods and services, interest expense
Years ended December 31,	2018	2017	2016	2018	2017	2016
Revenue	$128	$128	$133	$—	$—	$—
Operating expenses	$—	$—	$—	$6,456	$6,518	$6,627

The following balances were outstanding with Loral at the end of the years presented below:

	Amounts owed by related parties		Amounts owed to related parties
At December 31,	2018	2017	2018	2017
Current receivables/payables	$28	$82	$—	$—

The amounts outstanding are unsecured and will be settled in cash.

Other related party transactions

The Company funds certain defined benefit pension plans. Contributions made to the plans for the year ended December 31, 2018 were $7.7 million (December 31, 2017 — $8.9 million).