Form 10-Q
period 2019-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2019-08-06
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2019

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

As of August 5, 2019, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June  30, 2019

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$257,686	$256,947
Income tax refund receivable	905	3,903
Other current assets	1,913	3,232
Total current assets	260,504	264,082
Right-of-use asset	661	—
Income tax refund receivable, non-current	774	774
Investments in affiliates	94,406	24,574
Deferred tax assets	37,109	40,520
Other assets	343	350
Total assets	$393,797	$330,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,664	$2,573
Other current liabilities	1,605	1,495
Total current liabilities	3,269	4,068
Pension and other postretirement liabilities	15,052	15,167
Other liabilities	14,219	13,499
Total liabilities	32,540	32,734
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares	—	—
issued and outstanding
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized,
21,581,572 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized
9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(618,778)	(695,521)
Accumulated other comprehensive loss	(30,672)	(17,620)
Total shareholders' equity	361,257	297,566
Total liabilities and shareholders' equity	$393,797	$330,300

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative expenses	$(1,697)	$(1,758)	$(3,500)	$(3,394)
Operating loss	(1,697)	(1,758)	(3,500)	(3,394)
Interest and investment income	1,566	1,189	3,168	2,077
Interest expense	(5)	(6)	(10)	(11)
Other expense	(755)	(554)	(1,971)	(1,188)
Loss from continuing operations before income taxes
and equity in net income (loss) of affiliates	(891)	(1,129)	(2,313)	(2,516)
Income tax (provision) benefit	(2,160)	5,068	(4,226)	5,655
(Loss) income from continuing operations before
equity in net income (loss) of affiliates	(3,051)	3,939	(6,539)	3,139
Equity in net income (loss) of affiliates	41,278	(3,455)	83,282	1,639
Income from continuing operations	38,227	484	76,743	4,778
Loss from discontinued operations, net of tax	—	(37)	—	(37)
Net income	38,227	447	76,743	4,741
Other comprehensive (loss) income, net of tax	(6,646)	628	(13,052)	7,772
Comprehensive income	$31,581	$1,075	$63,691	$12,513

Net income per share:

Basic
Income from continuing operations	$1.24	$0.02	$2.48	$0.15
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$1.24	$0.02	$2.48	$0.15

Diluted
Income from continuing operations	$1.23	$0.02	$2.46	$0.15
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$1.23	$0.02	$2.46	$0.15

Weighted average common shares outstanding:
Basic	30,933	30,933	30,933	30,933
Diluted	31,008	31,008	31,008	31,008

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2018	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(682,831)	$(37,278)	$290,598
Net income								4,294
Other comprehensive income									7,144
Comprehensive income										11,438
Cumulative effect adjustment attributable to
investment in Telesat								(22,107)		(22,107)
Balance, March 31, 2018	21,582	216	9,506	95	1,019,988	154	(9,592)	(700,644)	(30,134)	279,929
Net income								447
Other comprehensive income									628
Comprehensive income										1,075
Balance, June 30, 2018	21,582	216	9,506	95	1,019,988	154	(9,592)	(700,197)	(29,506)	281,004
Net income								4,873
Other comprehensive income									16,059
Comprehensive income										20,932
Tax cuts and Jobs Act,
reclassification tax effect								4,173	(4,173)	—
Cumulative effect adjustment attributable to
investment in Telesat								(4,370)		(4,370)
Balance, December 31, 2018	21,582	216	9,506	95	1,019,988	154	(9,592)	(695,521)	(17,620)	297,566
Net income								38,516
Other comprehensive loss									(6,406)
Comprehensive income										32,110
Balance, March 31, 2019	21,582	216	9,506	95	1,019,988	154	(9,592)	(657,005)	(24,026)	329,676
Net income								38,227
Other comprehensive loss									(6,646)
Comprehensive income										31,581
Balance, June 30, 2019	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(618,778)	$(30,672)	$361,257

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net income	$76,743	$4,741
Loss from discontinued operations, net of tax	—	37
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash operating items (Note 2)	(79,449)	(8,139)
Changes in operating assets and liabilities:
Other current assets	(419)	(453)
Accrued employment costs and other current liabilities	(1,476)	(170)
Income tax refund receivable	2,998	278
Pension and other postretirement liabilities	(115)	(2,381)
Other liabilities	720	1,132
Net cash used in operating activities - continuing operations	(998)	(4,955)
Net cash provided by (used in) operating activities – discontinued operations	1,737	(47)
Net cash provided by (used in) operating activities	739	(5,002)
Cash, cash equivalents and restricted cash (Note 2) — period increase (decrease)	739	(5,002)
Cash, cash equivalents and restricted cash (Note 2) — beginning of year	257,251	255,443
Cash, cash equivalents and restricted cash — end of period	$257,990	$250,441

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2018 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting. Income and losses of Telesat are recorded based on our economic interest. The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash Distribution”) since we have no obligation to provide future financial support to Telesat. After receiving an Excess Cash Distribution, we do not

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

record additional equity in net income of Telesat until our share of Telesat’s future net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We had no guarantees or other funding obligations for our equity method investments as of June 30, 2019 and December 31, 2018. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other‑than-temporary.

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

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2019, the Company had $257.7 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

As of June 30, 2019 and December 31, 2018, other assets included restricted cash of $0.3 million which represents the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in August 2020, has been provided as a guaranty to the lessor of our corporate offices.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows (in thousands):

	June 30,	June 30,
	2019	2018
Cash and cash equivalents	$257,686	$250,137
Restricted cash included in other assets	304	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$257,990	$250,441

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of June 30, 2019 and December 31, 2018, our cash and cash equivalents were invested primarily in several liquid Prime and Government AAA money market funds. Such funds are not insured by the Federal Deposit Insurance Corporation. The dispersion across funds reduces the exposure of a default at any one fund.  As a result, management believes that its potential credit risks are minimal.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$255,722	$—	$—	$254,552	$—	$—
Other current assets:
Indemnification - Sale of SSL	—	—	672	—	—	2,410
Liabilities
Other liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$167	$—	$—	$184

The carrying amount of money market funds approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of June 30, 2019 and December 31, 2018.

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

The asset resulting from the indemnification of SSL is for certain pre-closing taxes and reflects the excess of payments since inception over refunds and the estimated liability, which was originally determined using the fair value objective approach. The estimated liability for indemnifications relating to Globalstar do Brasil S.A. (“GdB”), originally determined using expected value analysis, is net of payments since inception.

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

Income Taxes

Loral and its subsidiaries are subject to U.S. federal, state and local income taxation on their worldwide income and foreign taxation on certain income from sources outside the United States. Telesat is subject to tax in Canada and other jurisdictions, and Loral will provide in each period any additional U.S. current and deferred tax required on actual or deemed distributions from Telesat, including Global Intangible Low Taxed Income (“GILTI”). Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying anticipated statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2016, the FASB amended the Accounting Standards Codification (“ASC”) by creating ASC Topic 842, Leases (“ASC 842”). ASC Topic 842 requires a lessee to record a right-of-use asset and a lease liability for all leases with a lease term greater than 12 months. The main difference between previous U.S. GAAP and ASC Topic 842 is the recognition under ASC 842 of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance was effective for the Company on January 1, 2019. We adopted ASC 842 in the first quarter of 2019 utilizing the modified retrospective method with a practical expedient through a cumulative-effect adjustment at the beginning of the first quarter of 2019. As a result, on January 1, 2019, we recognized a right-of-use asset and lease liability for an operating lease of approximately $0.3 million on our condensed consolidated balance sheet.

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Non-cash operating items:
Equity in net income of affiliates	$(83,282)	$(1,639)
Deferred taxes	3,308	(7,043)
Depreciation and amortization	8	11
Right-of-use asset, net of lease liability	16	—
Amortization of prior service credit and actuarial loss	501	532
Net non-cash operating items	$(79,449)	$(8,139)
Supplemental information:
Interest paid	$10	$11
Income tax refunds	$2,980	$255
Income tax payments	$163	$138

0

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Proportionate
		Share of	Accumulated
		Telesat Other	Other
	Postretirement	Comprehensive	Comprehensive
	Benefits	Income (Loss)	Loss
Balance, January 1, 2018	$(16,454)	$(20,824)	$(37,278)
Other comprehensive income before reclassification	953	22,033	22,986
Amounts reclassified from accumulated other comprehensive loss	845	—	845
Net current-period other comprehensive income	1,798	22,033	23,831
Tax Cuts and Jobs Act, reclassification of tax effect from
accumulated other comprehensive loss to accumulated deficit	—	(4,173)	(4,173)
Balance, December 31, 2018	(14,656)	(2,964)	(17,620)

Other comprehensive loss before reclassification	—	(13,447)	(13,447)
Amounts reclassified from accumulated other comprehensive loss	395	—	395
Net current-period other comprehensive loss	395	(13,447)	(13,052)
Balance, June 30, 2019	$(14,261)	$(16,411)	$(30,672)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended June 30,
	2019				2018
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount
Amortization of prior service credits
and net actuarial loss	$271	(a)	$(58)	$213	$263	(a)	$(56)	$207
Equity in Telesat other comprehensive
income	(6,861)		2	(6,859)	532		(111)	421
Other comprehensive (loss) income	$(6,590)		$(56)	$(6,646)	$795		$(167)	$628

	Six Months Ended June 30,
	2019				2018
	Before-Tax		Tax (Provision)	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Benefit	Amount	Amount		Provision	Amount
Amortization of prior service credits
and net actuarial loss	$501	(a)	$(106)	$395	$532	(a)	$(112)	$420
Equity in Telesat other comprehensive
(loss) income	(13,450)		3	(13,447)	9,309		(1,957)	7,352
Other comprehensive (loss) income	$(12,949)		$(103)	$(13,052)	$9,841		$(2,069)	$7,772

(a)Reclassifications are included in other expense.

4. Other Current Assets

Other current assets consists of (in thousands):

	June 30,	December 31,
	2019	2018
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	$672	$2,410
Due from affiliates	176	161
Prepaid expenses	557	151
Other	508	510
	$1,913	$3,232

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	June 30,	December 31,
	2019	2018
Telesat	$94,406	$24,574

Equity in net income (loss) of affiliates consists of (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Telesat	$41,278	$(3,455)	$83,282	$1,639

Telesat

As of June 30, 2019 and December 31, 2018, we held a 62.7% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.6% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

In addition to recording our share of equity in net income of Telesat, we also recorded our share of equity in other comprehensive loss of Telesat of $13.5 million for the six months ended June 30, 2019.

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

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of June 30, 2019, Telesat’s Total Leverage Ratio was 4.75:1.00. Telesat is, however, permitted to pay annual consulting fees of $5.0 million to Loral in cash (see Note 14).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents summary financial data for Telesat in accordance with U.S. GAAP as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Balance Sheet Data:
Current assets	$741,714	$628,125
Total assets	4,068,167	3,942,847
Current liabilities	118,201	139,401
Long-term debt, including current portion	2,756,055	2,764,599
Total liabilities	3,464,565	3,474,504
Shareholders’ equity	603,602	468,343

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Statement of Operations Data:
Revenues	$172,995	$164,114	$340,639	$348,980
Operating expenses	(30,405)	(26,933)	(68,384)	(57,536)
Depreciation, amortization and stock-based compensation	(54,093)	(48,287)	(107,891)	(96,786)
Other operating expense	(10)	(15)	(65)	(13)
Operating income	88,487	88,879	164,299	194,645
Interest expense	(46,492)	(42,520)	(93,335)	(87,608)
Foreign exchange gain (loss)	45,946	(45,777)	98,415	(109,078)
(Loss) gain on financial instruments	(21,263)	(1,767)	(36,375)	30,616
Other income	4,272	2,973	8,106	4,591
Income tax provision	(6,481)	(7,815)	(11,036)	(31,585)
Net income (loss)	$64,469	$(6,027)	$130,074	$1,581

Other

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of June 30, 2019 and December 31, 2018, the carrying value of our investment in XTAR was zero.  Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

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

As of June 30, 2019 and December 31, 2018, the Company also held an indirect ownership interest in a foreign company that currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. As of June 30, 2019 and December 31, 2018, the carrying value of this investment was zero. Because Loral has written-off its investment in this company and has no future funding requirements relating to this investment, there is no requirement for us to provide for our allocated share of this company’s net losses.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	June 30,	December 31,
	2019	2018
Operating lease liability, current	$677	$—
Due to affiliate	3	164
Accrued professional fees	805	1,206
Pension and other postretirement liabilities	69	69
Accrued liabilities	51	56
	$1,605	$1,495

7. Income Taxes

The following summarizes our income tax (provision) benefit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Current income tax provision	$(316)	$(834)	$(918)	$(1,388)
Deferred income tax (provision) benefit	(1,844)	5,902	(3,308)	7,043
Income tax (provision) benefit	$(2,160)	$5,068	$(4,226)	$5,655

For the six month periods ended June 30, 2019 and 2018, our income tax (provision) benefit is computed by applying an expected effective annual tax rate against the pre-tax results for each period (after adjusting for certain tax items that are discrete to each period). For the three month periods ended June 30, 2019 and 2018, this amount is then reduced by the tax recorded for the three months ended March 31, 2019 and 2018. After utilization of our net operating loss carryforward and foreign tax credits, there was no federal income tax on GILTI from Telesat for the three and six month periods ended June 30, 2019 and 2018. The deferred income tax (provision) benefit for each period includes the impact of equity in net income (loss) of affiliates from our condensed consolidated statement of operations.

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

The following summarizes amounts for UTPs included in our income tax (provision) benefit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Current provision for UTPs	$(277)	$(747)	$(737)	$(1,227)
Deferred benefit for UTPs	60	157	153	258
Tax provision for UTPs	$(217)	$(590)	$(584)	$(969)

As of June 30, 2019, we had unrecognized tax benefits relating to UTPs of $43 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of June 30, 2019, we have accrued no penalties and approximately $1.2 million for the potential payment of tax-related interest.

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

The following summarizes the changes to our liabilities for UTPs included in other liabilities in the condensed consolidated balance sheet (in thousands):

Six Months Ended
June 30, 2019
Liabilities for UTPs:
Opening balance — January 1	$13,315
Current provision for potential additional interest	737
Ending balance	$14,052

As of June 30, 2019, if our positions are sustained by the taxing authorities, the Company’s income tax provision would be reduced by approximately $6.6 million. Other than as described above, there were no significant changes to our UTPs during the six months ended June 30, 2019 and 2018, and we do not anticipate any other significant changes to our unrecognized tax benefits during the next twelve months.

8. Other Liabilities

Other liabilities consists of (in thousands):

	June 30,	December 31,
	2019	2018
Indemnification liabilities - other (see Note 13)	$167	$184
Liabilities for uncertain tax positions	14,052	13,315
	$14,219	$13,499

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that do not expire and remained unconverted as of June 30, 2019 and December 31, 2018.

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

The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019	2018
Income from continuing operations — basic	$38,227	$76,743	$4,778
Less: Adjustment for dilutive effect of Telesat stock options	(230)	(484)	(10)
Income from continuing operations — diluted	$37,997	$76,259	$4,768

Telesat stock options are excluded from the calculation of diluted income per share for the three months ended June 30, 2018 as the effect would have been antidilutive.

Basic income per share is computed based upon the weighted average number of share of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding	30,933	30,933	30,933	30,933
Unconverted restricted stock units	75	75	75	75
Common shares outstanding for diluted earnings per share	31,008	31,008	31,008	31,008

11. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost (1)	$183	$170	$—	$—
Interest cost (2)	499	463	5	4
Expected return on plan assets (2)	(609)	(657)	—	—
Amortization of net actuarial loss (2)	272	257	(1)	—
Amortization of prior service credits (2)	—	—	—	6
Net periodic cost	$345	$233	$4	$10

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost (1)	$361	$357	$—	$—
Interest cost (2)	1,009	927	10	8
Expected return on plan assets (2)	(1,216)	(1,314)	—	—
Amortization of net actuarial loss (2)	503	520	(2)	—
Amortization of prior service credits (2)	—	—	—	12
Net periodic cost	$657	$490	$8	$20

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

Derivatives and Hedging Transactions

There were no derivative instruments as of June 30, 2019 and December 31, 2018.

13. Commitments and Contingencies

Financial Matters

In the fourth quarter of 2012, we sold our former subsidiary, SSL, to MDA pursuant to the purchase agreement for the SSL Sale. Under the terms of the purchase agreement, we are obligated to indemnify MDA and its affiliates from liabilities with respect to certain pre-closing taxes. Our consolidated balance sheets include an indemnification refund receivable of $0.7 million and $2.4 million as of June 30, 2019 and December 31, 2018, respectively.  Certain tax assessments against SSL for 2007 to 2010 have been settled, resulting in our having received during the second quarter of 2019 a  $1.7 million refund of prior indemnification payments. The remaining receivable as of June 30, 2019 represents payments to date over the estimated fair value of our remaining liability for our indemnification of SSL pre-closing taxes where the final amounts have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $0.2 million as of June 30, 2019 and December 31, 2018 for indemnification liabilities relating to the sale of GdB.

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

We changed our method of accounting for leases in the first quarter of 2019 due to the adoption of ASC 842. We adopted ASC 842 as of January 1, 2019 using the modified retrospective transition method and elected to apply the transition as of the beginning of the period of adoption. Accordingly, financial information as of and for the three and six months ended June 30, 2019 is presented under ASC 842, whereas the financial information for the three and six months ended June 30, 2018 and as of December 31, 2018 is presented under ASC 840, Leases.

Upon adoption of ASC 842, we recognized a right-of-use asset and lease liability of $0.3 million for an operating lease on our condensed consolidated balance sheet as of January 1, 2019. In March 2019, the operating lease was modified by extending the lease termination date from June 30, 2019 to June 30, 2020 and increasing the rent for the extension period. Lease costs expensed for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Rent Expense	$171	$159	$334	$318

Lease payments for the six months ended June 30, 2019 were $0.3 million. The remaining lease term as of June  30, 2019 is 12 months, and we used a discount rate of 7.5% to compute the lease liability.

The following is a reconciliation of the lease liability to future lease payments as of June  30, 2019 (in thousands):

	2019	2020	Total
Operating lease liability, current	$332	$345	$677
Future interest	18	5	23
Future lease payments	$350	$350	$700

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

Various funds affiliated with MHR and Dr. Rachesky held, as of June 30, 2019 and December 31, 2018, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three‑month periods ended June 30, 2019 and 2018 and $2.5 million for each of the six-month periods ended June 30, 2019 and 2018. For each of the six-month periods ended June 30, 2019 and 2018, Loral received payments in cash from Telesat, net of withholding taxes, of $2.4 million for consulting fees.

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

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SSL constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. The amount due to Loral primarily due to the management agreement was $6.7 million as of June 30, 2019 and December 31, 2018. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of its payables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the six months ended June 30, 2019 and 2018, and we had an allowance of $6.6 million against receivables from XTAR as of June 30, 2019 and December 31, 2018. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three and six month periods ended June 30, 2019 and 2018, Mr. Targoff earned consulting fees of $360,000 and $720,000, respectively, and reimbursed Loral net expenses of $11,250 and $22,500, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 24
Consolidated Operating Results	Page 27
Liquidity and Capital Resources
Loral	Page 32
Telesat	Page 34
Statements of Cash` Flows	Page 36
Affiliate Matters	Page 36
Commitments and Contingencies	Page 36
Other Matters	Page 37

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

Overview

Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat Canada (“Telesat”), a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations. Loral holds a 62.7% economic interest and a 32.6% voting interest in Telesat as of June 30, 2019.

At June 30, 2019, Telesat, with approximately $2.7 billion of backlog, provided satellite services to customers from its fleet of 16 in-orbit geostationary satellites and the Canadian Ka-band payload on the ViaSat‑1 satellite. Telesat is also developing a global constellation of low earth orbit (“LEO”) satellites. In January 2018, Telesat launched a Ka-band satellite into low earth orbit as part of its plan to deploy a high capacity LEO constellation that is expected to deliver low latency, fiber-like broadband to commercial and government users worldwide.

On July 24, 2019, Telesat announced that it had entered into a memorandum of understanding with the Government of Canada (the “GoC”) regarding a partnership that would ensure access to affordable high-speed internet connectivity across rural and remote areas of Canada through the development of the Telesat LEO constellation. The partnership is expected to generate CAD 1.2 billion in revenue for Telesat over 10 years, which includes a contribution of up to CAD 600 million from the GoC.

In May 2019, Telesat entered into an agreement with the GoC pursuant to which the GoC will contribute up to CAD 85 million through July 31, 2023 to support the development of the Telesat LEO constellation (the “Government Grant”). As of June 30, 2019, Telesat recorded CAD 3.9 million as a receivable relating to the agreement with CAD 3.8 million recorded as a reduction of Telesat’s operating expense in the second quarter of 2019.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the six months ended June 30, 2019,  approximately 51% of Telesat’s revenues, 40% of its operating expenses, 100% of its interest expense on debt and the majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated indebtedness and cash and short term investments. As of June 30, 2019, Telesat’s U.S. dollar denominated debt totaled $2.8 billion. As of June 30, 2019,  a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) Telesat’s net income by approximately $114.9 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2019.

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

The following compares our consolidated results for the three months ended June 30, 2019 and 2018 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
General and administrative expenses	$1,697	$1,758

General and administrative expenses were comparable for the three months ended June 30, 2019 and 2018.

Interest and Investment Income

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Interest and investment income	$1,566	$1,189

Interest and investment income increased by $0.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to higher interest rates earned on the cash balance during the second quarter of 2019 as compared to 2018.

Other Expense

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Other expense	$755	$554

Other expense for the three months ended June 30, 2019 and 2018 was primarily related to strategic initiatives.

Income Tax (Provision) Benefit

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Income tax (provision) benefit	$(2,160)	$5,068

For the three month periods ended June 30, our income tax (provision) benefit is summarized as follows: (i) for 2019, we recorded a current and deferred tax provision of $0.3 million and $1.9 million, respectively, resulting in a total tax provision of $2.2 million and (ii) for 2018, we recorded a current tax provision of $0.8 million and a deferred tax benefit of $5.9 million, resulting in a net tax benefit of $5.1 million.

Our income tax (provision) benefit for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the six month periods ended June 30, 2019 and 2018 (after adjusting for certain tax items that are discrete to each period). This amount is then reduced by the tax (provision) benefit recorded for the three month periods ended March 31, 2019 and 2018.  While the current income tax provision for each period includes our anticipated income tax liability related to Global Intangible Low Taxed Income (“GILTI”) from Telesat,  after utilization of our net operating loss carryforward and foreign tax credits, there was no federal income tax on GILTI from Telesat for the three month periods ended June 30, 2019 and 2018. The deferred income tax (provision) benefit for each period includes the impact of equity in net income (loss) of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI.

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

Equity in Net Income (Loss) of Affiliates

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Telesat	$41,278	$(3,455)

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

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars for the three months ended June 30, 2019 and 2018 follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	232,075	211,888	172,995	164,114
Operating expenses	(40,836)	(34,777)	(30,405)	(26,933)
Depreciation, amortization and stock-based compensation	(72,575)	(62,250)	(54,093)	(48,287)
Other operating expense	(14)	(20)	(10)	(15)
Operating income	118,650	114,841	88,487	88,879
Interest expense	(62,379)	(54,852)	(46,492)	(42,520)
Foreign exchange gain (loss)	61,681	(59,293)	45,946	(45,777)
Loss on financial instruments	(28,495)	(1,729)	(21,263)	(1,767)
Other income	5,730	3,810	4,272	2,973
Income tax provision	(8,686)	(10,331)	(6,481)	(7,815)
Net income (loss)	86,501	(7,554)	64,469	(6,027)
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.3418	1.2895

Telesat’s revenue increased by $8.9 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due primarily to higher revenue from the Telstar 18 VANTAGE and Telstar 19 VANTAGE satellites, which entered commercial service in October 2018 and August 2018, respectively, and an increase in short-term services provided to another satellite operator, partially offset by the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue. The foreign exchange rate change decreased Telesat’s revenue by $3.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Telesat’s operating expenses increased by $3.5 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to higher expenses related to development of Telesat’s planned LEO constellation, net of amounts to be reimbursed under the Government Grant, and higher cost of sales.  The foreign exchange rate change decreased Telesat’s operating expenses by $0.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Telesat’s depreciation, amortization and stock-based compensation increased by $5.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to depreciation on the Telstar 18 VANTAGE and Telstar 19 VANTAGE satellites and higher stock-based compensation.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

The following compares our consolidated results for the six months ended June 30, 2019 and 2018 as presented in our financial statements:

General and Administrative Expenses

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
General and administrative expenses	$3,500	$3,394

General and administrative expenses increased by $0.1 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to severance expense of $0.2 million during the six months ended June 30, 2019.

Interest and Investment Income

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Interest and investment income	$3,168	$2,077

Interest and investment income increased by $1.1 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to higher interest rates earned on the cash balance during the first six months of 2019 as compared to 2018.

Other Expense

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Other expense	$1,971	$1,188

Other expense for the six months ended June 30, 2019 and 2018 was primarily related to strategic initiatives.

Income Tax (Provision) Benefit

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Income tax (provision) benefit	$(4,226)	$5,655

For the six month periods ended June  30, our income tax (provision) benefit is summarized as follows: (i) for 2019, we recorded a current and deferred tax provision of $0.9 million and $3.3 million, respectively, resulting in a total tax provision of $4.2 million and (ii) for 2018, we recorded a current tax provision of $1.4 million and a deferred tax benefit of $7.0 million, resulting in a net tax benefit of $5.6 million.

Our income tax (provision) benefit for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the six month periods ended June 30, 2019 and 2018 (after adjusting for certain tax items that are discrete to each period). While the current income tax provision for each period includes our anticipated income tax liability related to GILTI from Telesat, after utilization of our net operating loss carryforward and foreign tax credits, there was no federal income tax on GILTI from Telesat for the six month periods ended June 30, 2019 and 2018.  The deferred income tax (provision) benefit for each period includes the impact of equity in net income of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI.

Subsequent to the SSL Sale, to the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

Equity in Net Income of Affiliates

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Telesat	$83,282	$1,639

The following is a reconciliation of the changes in our investment in Telesat for the six months ended June 30, 2019:

	Six Months Ended
	June 30, 2019
	(In thousands)
Balance, January 1, 2019		$24,574
Components of equity in net income of Telesat:
Equity in net income of Telesat	$81,517
Eliminations of affiliate transactions and related amortization	1,765	83,282
Proportionate share of Telesat other comprehensive loss		(13,450)
Balance, June 30, 2019		$94,406

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars as of June 30, 2019 and December 31, 2018 and for the six months ended June 30, 2019 and 2018 follows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	971,276	856,575	741,714	628,125
Total assets	5,327,267	5,376,860	4,068,167	3,942,847
Current liabilities	154,782	190,100	118,201	139,401
Long-term debt, including current portion	3,609,054	3,770,084	2,756,055	2,764,599
Total liabilities	4,536,852	4,738,181	3,464,565	3,474,504
Shareholders’ equity	790,415	638,679	603,602	468,343
Period end exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.3095	1.3637

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	455,165	444,242	340,639	348,980
Operating expenses	(91,376)	(73,241)	(68,384)	(57,536)
Depreciation, amortization and stock-based compensation	(144,166)	(123,206)	(107,891)	(96,786)
Other operating expense	(87)	(17)	(65)	(13)
Operating income	219,536	247,778	164,299	194,645
Interest expense	(124,715)	(111,522)	(93,335)	(87,608)
Foreign exchange gain (loss)	131,503	(138,854)	98,415	(109,078)
(Loss) gain on financial instruments	(48,605)	38,973	(36,375)	30,616
Other income	10,832	5,843	8,106	4,591
Income tax provision	(14,747)	(40,207)	(11,036)	(31,585)
Net income	173,804	2,011	130,074	1,581
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.3365	1.2734

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

Telesat’s revenue decreased by $8.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, a decrease in short-term services provided to other satellite operators, the reduction of services and non-renewals for certain North American broadcast customers, lower equipment sales to enterprise customers, lower revenue from certain enterprise customers in the resource sector and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue. These decreases were partially offset by revenue from the Telstar 18 VANTAGE and Telstar 19 VANTAGE satellites.  The foreign exchange rate change decreased Telesat’s revenue by $8.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Telesat’s operating expenses increased by $10.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to higher expenses related to development of Telesat’s planned LEO constellation, net of amounts to be reimbursed under the Government Grant. This increase was partially offset by the impact of the change in the U.S. dollar/Canadian exchange rate on Canadian dollar denominated expenses. The foreign exchange rate change decreased Telesat’s operating expenses by $2.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Telesat’s depreciation, amortization and stock-based compensation increased by $11.1 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to depreciation on the Telstar 18 VANTAGE and Telstar 19 VANTAGE satellites and higher stock-based compensation.

Backlog

Telesat’s backlog as of June 30, 2019 and December 31, 2018 was $2.7 billion.

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

Cash and Available Credit

At June 30, 2019, Loral had $257.7 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of June 30, 2019 increased by $0.7 million from December 31, 2018 due primarily to $3.2 million of interest and investment income, $3.0 million of income tax refunds and a $1.7 million recovery of our tax indemnification receivable from SSL, partially offset by corporate expenses of $5.1 million, adjusted for changes in working capital and net of consulting fees from Telesat, postretirement benefits funding of $0.3 million and payments of $1.8 million related to strategic initiatives. A discussion of cash changes by activity is set forth in the section “Net Cash Provided by (Used in) Operating Activities.”

Loral did not have a credit facility as of June 30, 2019 and December 31, 2018.

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

Telesat

Cash and Available Credit

As of June 30, 2019, Telesat had CAD 886.2 million of cash and short-term investments as well as approximately $200 million (or the Canadian dollar equivalent) of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of June 30, 2019, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including required interest and principal payments on debt.

The construction of any satellite replacement or expansion program, including the planned LEO constellation, will require signiﬁcant capital expenditures. Cash required for any future satellite programs may be funded by Telesat from a range of sources including: cash and short-term investments; cash ﬂows from operating activities; cash ﬂows from customer prepayments; through borrowings on the revolving credit facility under Telesat’s senior secured credit facilities; vendor ﬁnancing; equity investments; export credit agency ﬁnancing; additional secured or unsecured ﬁnancing; and from government sources. In addition, Telesat may sell certain satellite assets and, in accordance with the terms and conditions of its senior secured credit facilities, reinvest the proceeds in new satellite assets or pay down indebtedness under the senior secured credit facilities. Telesat’s ability to access these sources of funding, however, is not guaranteed, and therefore, Telesat may not be able to fully fund additional replacement or new satellite programs. Telesat may seek to complete the development of, fund, and operate its planned LEO constellation through a current or future unrestricted subsidiary.

Debt

Telesat’s debt as of June 30, 2019 and December 31, 2018 was as follows:

			June 30,	December 31,
	Maturity	Currency	2019	2018
			(In thousands)
Senior Secured Credit Facilities:
Revolving credit facility	November 2021	USD or CAD equivalent	$—	$—
Term Loan B - U.S. facility	November 2023	USD	2,314,331	2,326,049
8.875% Senior notes	November 2024	USD	500,000	500,000
			2,814,331	2,826,049
Less: Deferred financing costs, interest rate
floors and prepayment options			(89,992)	(95,076)
Total debt under international financial
reporting standards			2,724,339	2,730,973
U.S. GAAP adjustments			31,716	33,626
Total debt under U.S. GAAP			2,756,055	2,764,599
Current portion			(11,351)	(5,784)
Long-term portion			$2,744,704	$2,758,815

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

Telesat’s senior secured credit facilities are comprised of the following facilities:

i— Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing on November 17, 2021. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 1.5% to 2.00% is applied to the Prime Rate and ABR as these interest rates are defined in the senior credit facilities. For Bankers Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 2.50% to 3.00% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. Telesat’s Revolving Facility currently has an unused commitment fee of 40 basis points. As of June 30, 2019, other than approximately CAD 0.1 million in drawings related to letters of credit, there were no borrowings under this facility.

ii— Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (“U.S. TLB Facility”) is a $2.430 billion loan maturing on November 17, 2023. As of June 30, 2019,  $2.31 billion of this facility was outstanding, which represents the full amount available following mandatory repayments.

As of June 30, 2019, the terms of the outstanding borrowings under the U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the senior secured credit facilities, but not less than 0.75%, plus an initial applicable margin of 2.50%; or (ii) Alternative Base Rate as determined in accordance with the terms of the senior secured credit facilities plus an applicable margin of 1.50%.

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

As of June 30, 2019 Telesat was in compliance with the financial covenants of its senior secured credit facilities and the indenture governing the senior notes.

Debt Service Cost

Telesat’s interest expense for the year ending December 31, 2019 is expected to be approximately CAD 203 million.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of June 30, 2019, Telesat had four outstanding interest rate swaps which hedge the interest rate risk on $1.8 billion of U.S. denominated Term Loan B borrowings. As of June 30, 2019, the fair value of the interest rate swaps was a net liability of $3.1 million. These contracts, which mature between September 2019 and September 2022, are at fixed interest rates ranging from 1.72% to 2.04%, excluding applicable margin.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of June 30, 2019 was $2.3 million.

Development Costs and Capital Expenditures

Telesat has entered into contracts for the development of its LEO system and capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 46 million as of June 30, 2019. These expenditures may be funded from some or all of the following: cash and short-term investments, cash flow from operating activities, cash flow from customer prepayments or funds available under the Revolving Facility.

Statements of Cash Flows

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2019.

Net cash used by operating activities from continuing operations was $1.0 million for the six months ended June 30, 2019, consisting primarily of a $2.7 million cash use attributable to net income adjusted for non-cash operating items, a $1.5 million decrease in accrued employment costs and other current liabilities and a $0.4 million increase in other current assets, partially offset by a $3.0 million decrease in income tax refund receivable, primarily due to the receipt of refunds, and a $0.7 million increase in other liabilities.

Net cash provided by operating activities from discontinued operations was $1.7 million for the six months ended June 30, 2019 attributable to a  tax indemnification recovery related to the SSL Sale.

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

Item 4. Disclosure Controls and Procedures

(a)

Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Date: August 6, 2019