Form 10-K/A
period 2018-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2019-12-19
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Telephone: (212) 697‑1105

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $.01 par value	LORL	NASDAQ

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

DOCUMENTS INCORPORATED BY REFERENCE

None

LORAL SPACE AND COMMUNICATIONS INC.

EXPLANATORY NOTE

Loral Space & Communications Inc. (“Loral,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2019. As a result of a material weakness in internal controls over financial reporting, reported in our Form 10-Q for the quarterly period ended September 30, 2019, the Company is amending Part II, Item 9A “Controls and Procedures” with respect to (a) the Company’s conclusions regarding the effectiveness of (i) the Company’s disclosure controls and procedures and (ii) our internal control over financial reporting, and (b) Deloitte & Touche LLP’s related attestation report on our internal control over financial reporting. In addition, the Company is revising Item 1A. “Risk Factors” to add a risk factor regarding this material weakness in internal control over financial reporting.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Amendment currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. We are also filing an updated Consent of Independent Registered Public Accounting Firm. Accordingly, Part IV, Item 15, “Exhibits and Financial Statement Schedules” is amended to include the currently dated certifications and consent as exhibits.

Except as described in this Explanatory Note, this Amendment does not reflect events occurring after the date of the filing of our Form 10-K, nor does it amend, modify or otherwise update any other information in our Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and any such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

Notwithstanding the existence of the material weakness described in Part II. Item 9A – “Controls and Procedures,” we believe that the consolidated financial statements in our Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles.

PART I

Item 1A. Risk Factors

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2018. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

PART II

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures (As Revised)

In connection with the filing of our Form 10-K, our president and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018, concluded that our disclosure controls and procedures were effective.

Subsequent to that evaluation, in connection with certain out-of-period corrections in the third quarter of 2019, management reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 and concluded that, because of the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting (As Revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our president and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, in connection with the filing of our Form 10-K for the year ended December 31, 2018, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Subsequent to that evaluation, in connection with certain out-of-period corrections in the third quarter of 2019, management reevaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 and concluded that, because of the material weakness identified, our internal control over financial reporting was not effective as of December 31, 2018.

The material weakness in internal control over financial reporting resulted from the lack of controls which allowed historical misapplication of ASC 830, Foreign Currency Matters, in accounting for our ownership interest in Telesat Canada (“Telesat”) using the equity method of accounting as required by ASC 323, Investments – Equity Method and Joint Ventures. Specifically, we did not record our share of the cumulative translation adjustment (“CTA”) upon translation of Telesat’s equity from Canadian dollars to U.S. dollars. Previously, we translated our share of Telesat’s equity from Canadian dollars to U.S. dollars at current foreign exchange rates, whereas, it should have been translated at historical foreign exchange rates thereby generating CTA.

To remediate the material weakness described above, we instituted a process, which included relevant controls, to calculate, record, and monitor the propriety of CTA in future periods. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2019.

 The out of period corrections made during the third quarter of 2019 referred to above had no effect on our equity in net income (loss) of Telesat for any reporting period.  We did not revise our financial statements for prior periods for these corrections based on our belief that the effect of these corrections was not material to the financial statements taken as a whole.  Therefore, our president and our chief financial officer have concluded that, notwithstanding the material weakness discussed above, the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d15(f)) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Loral Space & Communications Inc.
New York, New York

We have audited the internal control over financial reporting of Loral Space & Communication Inc. (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (As Revised).  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our report dated March 15, 2019, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.  As described in the following paragraph, a material weakness was subsequently identified as a result of the lack of controls which allowed historical misapplication of Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters, in accounting for the Company’s ownership interest in an equity method investment.  Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment: As a result of a lack of controls which allowed historical misapplication of ASC Topic 830 in accounting for the Company’s ownership interest in Telesat Canada (“Telesat”) using the equity method of accounting as required by ASC Topic 323, Investments – Equity Method and Joint Ventures, the Company did not record its share of the cumulative translation adjustment (“CTA”) upon translation of Telesat’s equity from Canadian dollars to U.S. dollars. Previously, the Company translated its share of Telesat’s equity from Canadian dollars to U.S. dollars at current foreign exchange rates, whereas, it should have been translated at historical foreign exchange rates thereby generating CTA.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

/s/DELOITTE & TOUCHE LLP

New York, New York

March 15, 2019 (December 19, 2019 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (As Revised))

PART IV

Item 15. Exhibits and Financial Statement Schedule

Exhibits

Number	Description
23.1	Consent of Deloitte & Touche LLP†
31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

† Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ JOHN CAPOGROSSI
John Capogrossi
Vice President, Chief Financial Officer and Treasurer
Dated: December 19, 2019