Form 10-K
period 2019-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2020-03-12
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1‑14180

LORAL SPACE & COMMUNICATIONS INC.

(Exact name of registrant specified in its charter)

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☑	☐	☑	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2 of the Act). Yes ☐ No ☑

As of June 28, 2019, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant was approximately $439,112,289

At March 9, 2020, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO ANNUAL REPORT ON FORM 10‑K

For the Year Ended December 31, 2019

PART I

Item 1. Business

THE COMPANY

Overview

Loral Space & Communications Inc., together with its subsidiaries (“Loral,” the “Company,” “we,” “our” and “us”), is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services.

Satellite Services

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat Canada (“Telesat”), a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations. Loral held a 62.7% economic interest and a 32.6% voting interest in Telesat as of December 31, 2019.

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

At December 31, 2019, Telesat, with approximately $2.5 billion of backlog, provided satellite services to customers from its fleet of 16 in-orbit geostationary satellites and the Canadian Ka-band payload on the ViaSat‑1 satellite. In January 2018, Telesat launched a Ka-band satellite into low earth orbit as part of its plan to deploy a high capacity LEO constellation that is expected to deliver low latency, fiber-like broadband to commercial and government users worldwide.

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

Broadcast

Telesat’s broadcast services business provided approximately 48.8% of its revenue for the year ended December 31, 2019. These services include:

DTH:  Both Canadian DTH service providers (Bell TV and Shaw Direct) exclusively use Telesat’s satellites as a distribution platform for their services, delivering television programming, audio and information channels directly to customers’ homes. In addition, Telesat’s satellites are used by DISH Network for DTH services in the United States.

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

Enterprise

Telesat’s enterprise services provided approximately 48.8% of its revenue for the year ended December 31, 2019. These services include:

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

Maritime and aeronautical services: Telesat provides satellite capacity to customers serving the growing maritime and aeronautical markets bringing broadband communications services to commercial airplanes and vessels.

Government services: Telesat provides services to the United States government through government service integrators, rather than directly to United States government agencies. Telesat is also a significant provider of satellite services to the Canadian government.

Direct-to-Consumer Broadband services: Telesat provides satellite capacity to Xplornet in Canada, to ViaSat in the United States, and to HNS in South Africa, who each in turn, use it to provide two-way broadband internet services directly to consumers.

 Retail services: Telesat operates VSAT and hybrid VSAT/terrestrial networks in Canada providing end-to-end services including installation and maintenance of the end user terminal, maintenance of the VSAT hub and provision of satellite capacity. These networks include the support of point-of-sale and other applications at retail petroleum sites.

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

Consulting and Other

Telesat’s consulting and other category provided approximately 2.4% of its revenues for the year ended December 31, 2019.  With more than 50 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide. Telesat’s consulting operations allow it to realize operating efficiencies by leveraging the same employees and facilities used to support Telesat’s own satellite communication business.

Competitive Strengths

Telesat’s business is characterized by the following key competitive strengths:

Leading Global FSS Operator

Telesat is one of the world’s leading fixed satellite services (“FSS”) operators and the largest in Canada. It has a leading position as a provider of satellite services in the North American video distribution market. Telesat provides services to both of the major DTH providers in Canada, Bell TV and Shaw Direct, which together have approximately 1.8 million subscribers, as well as to the DISH Network in the United States, which has approximately 9.5 million subscribers. Its international satellites are well positioned to serve a number of growing markets and serve a range of important customers in those markets.

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

Moreover, as the operator of a fleet of 16 geostationary satellites plus multiple other satellites for third parties, Telesat has attained meaningful scale to allow it to leverage its relatively fixed cost base to achieve substantial operating margins.

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

Telesat will continue to advance its LEO constellation plans. In January 2018, Telesat successfully launched its first LEO satellite, an important milestone in its development of a state-of-the-art, high capacity LEO constellation is expected to deliver transformative, fiber-like broadband to commercial and government users worldwide. This Phase 1 LEO satellite is now demonstrating certain features of Telesat’s LEO system design, in particular the capability of the satellite and customer terminals to deliver a low-latency broadband experience. Telesat has installed ground infrastructure at its teleport in Allan Park in Canada to support testing with existing customers and potential suppliers of Telesat LEO system hardware who have been participating in trials since the second half of 2018. In the second quarter of 2019, Telesat completed risk management contracts (executed in July 2018) with Airbus Defence and Space and a consortium of Thales Alenia Space and Maxar Technologies Inc. (“Maxar”). Both teams — working with Telesat — completed designs for the LEO constellation and invested significant effort in mitigating technical and programmatic risks associated with construction, deployment and operations. In the next phase of the project, Telesat will contract with industry partners to implement the LEO constellation, including manufacture and launch of the satellites and deployment of the ground systems. In 2019, Telesat also initiated a commercial process with antenna manufacturers to catalyze the development of economical and high efficiency antenna systems compatible with Telesat’s LEO constellation.

In 2019, Telesat announced that it had entered into a Memorandum of Understanding (“MOU”) with the Government of Canada (“GoC”) regarding a partnership intended to ensure access to affordable high-speed internet connectivity across rural and remote areas of Canada through the development of the Telesat LEO satellite constellation. The partnership is expected to generate CAD 1.2 billion in revenue for Telesat over 10 years, which includes a contribution of up to CAD 600 million from the GoC. Additionally, Telesat announced that it had entered into an agreement with the GoC pursuant to which the GoC will contribute CAD 85 million to support the development of the Telesat LEO constellation through the GoC’s Strategic Innovation Fund (“SIF”).

In a number of countries, regulators plan to adopt new spectrum allocations for terrestrial mobile broadband and 5G, including certain C-band spectrum currently allocated to satellite services. Telesat currently uses C-band spectrum in a number of countries, including the United States and Canada. To the extent that Telesat is able to assist in making the C-band spectrum it uses available for use for terrestrial mobile broadband and 5G, Telesat may be entitled to certain compensation.

In the United States, on October 2, 2017, Intelsat and Intel Corporation submitted a proposal to the FCC that would enable joint use of 3.7 ‑ 4.2 GHz C-band spectrum in the United States by fixed satellite services operators and terrestrial mobile services providers. The FCC issued a Notice of Proposed Rule Making in July 2018 that included aspects of this proposal. In September of 2018, Telesat became a member of the C-Band Alliance (the “CBA”), which is composed of leading global satellite operators Intelsat, SES and Telesat. The stated role of the CBA is to implement the safe and efficient clearing and repurposing of C-band spectrum in the U.S., accelerating the deployment of 5G services, and the CBA has worked with customer groups, associations and other stakeholders to provide detailed technical and operational plans that will enable safely clearing a portion of the band in a way that highly reliable C-band satellite services can continue.

On March 3, 2020, the FCC issued a Report and Order on Expanding Flexible use of the 3.7 to 4.2 GHz Band. Among other things, the Report and Order provides that:

1.	FSS operators must clear the entire 3.7–4.0 GHz by December 5, 2025.

2.

If a satellite operator ceases use of this spectrum by this deadline, it is entitled to reimbursement for the costs of moving its services. If it does not meet this deadline, it is not eligible for cost reimbursement and may be liable for penalties.

3.	Satellite operators will be eligible for accelerated relocation payments if they relocate out of 3.7–4.0 GHz band on an accelerated basis. The FCC has set out two accelerated relocation deadlines:

a.	The bottom 100 MHz (plus a 20 MHz guard band) in 46 of the top 50 partial economic areas (“PEAs”) (PEAs are license areas, the United States is divided into 416 PEAs) by December 5, 2021.

b.	All 280 MHz (plus a 20 MHz guard band) throughout the contiguous United States by December 5, 2023.

4.

If Telesat meets the first deadline, it would be entitled to $84.79 million and if it meets the second deadline, it would be entitled to $259.61 million. The FCC adopted a schedule of declining accelerated relocation payments  for the six months following  each of the two deadlines. If Telesat cannot complete  its transition within  six  months of a relevant deadline,  its  associated payment will drop to zero.

5.

Satellite operators who wish to receive accelerated relocation payments must make an election with the FCC by May 29, 2020. The FCC will only make accelerated relocation payments available if satellite operators who are entitled to at least 80% of accelerated relocation payments make such elections. As a practical matter, accelerated relocation payments will be available if and only if both Intelsat and SES make such elections. Telesat plans to make such an election.

There can be no assurance that Telesat will receive any compensation from the repurposing of C-band.

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

Regional and domestic providers: Telesat also competes against regional FSS operators, including:

•	in North America: Arsat, Hispasat, HNS/EchoStar and ViaSat;

•	in Latin America: Arsat, Hispamar and Star One;

•	in Europe, Middle East, Africa: Arabsat, Avanti, Es’hailsat, Gazprom, Hellas Sat, Nilesat, RSCC, Spacecom, Turksat and Yahsat;

•	in Asia: APT, Asia Broadcast Satellite, AsiaSat, Measat, Optus, PT Telkom, SKY Perfect JSAT and Thaicom.

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

In addition, the FSS and the mobile satellite services (“MSS”) sectors, which have historically served distinct customer requirements, are converging. As a result, Telesat faces competition from MSS operators that include Inmarsat, which offers a high throughput Ka-band service using a global constellation of five geostationary satellites. The growth in satellite service providers using or planning to use Ka-band, including Avanti Communications, SES/O3b, ViaSat, Eutelsat, HNS/Echostar, Inmarsat, SES, Yahsat and others, will result in increased competition.

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

New Technologies

Over the past few years, in addition to Telesat’s LEO constellation, a number of other global non-geostationary orbit (“NGSO”) satellite systems have been announced and are now in various stages of development. These include systems from OneWeb, SpaceX, Amazon and SES/O3b, as well as government sponsored initiatives such as in China and Russia. In addition, a number of other non-terrestrial systems using drones or balloons have also been announced. As these new systems are deployed, they may significantly increase the supply of services that will compete with Telesat’s LEO constellation as well as traditional satellite services.

 Terrestrial Service Providers

Providers of terrestrial-based communications services compete with satellite operators. Increasingly, in developed and developing countries alike, governments are providing funding and other incentives to encourage the expansion of terrestrial networks resulting in increased competition for satellite operators. In addition, as 5G is rolled out, its advanced capabilities could further increase competition for satellite operators.

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

Satellite Fleet & Ground Resources

Telesat’s state-of-the art satellite ﬂeet is comprised of 16 geostationary satellites offering global coverage with a concentration over the Americas. Telesat’s Nimiq 1 and Nimiq 2 satellites are primarily used to provide short-term services to other operators who use the satellites at their designated orbital locations to preserve their spectrum rights.

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

The table below summarizes selected data relating to Telesat’s owned in-orbit satellite capacity as of December 31, 2019:

			Manufacturer’s	Expected
	Orbital Location	Launch	End-of-Service	End-of- Orbital
	Regions Covered	Date	Life	Maneuver Life(1)	Model
Anik F1	107.3°WL South America	November 2000	2016	2020	BSS702 (Boeing)
Anik F1R	107.3° WL North America	September 2005	2020	2022	E3000 (EADS Astrium)
Anik F2	111.1° WL Canada, Continental United States	July 2004	2019	2026	BSS702 (Boeing)
Anik F3	118.7° WL Canada, Continental United States	April 2007	2022	2026	E3000 (EADS Astrium)
Anik G1	107.3° WL Canada, South America	April 2013	2028	2039	SSL 1300
Nimiq 1	Not Applicable (2)	May 1999	2011	2021(3)	A2100 AX (Lockheed Martin)
Nimiq 2	Not Applicable (2)	December 2002	2015	2024(3)	A2100 AX (Lockheed Martin)
Nimiq 4	82° WL Canada	September 2008	2023	2027	E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada, Continental United States	September 2009	2024	2036	SSL 1300
Nimiq 6	91.1º WL Canada	May 2012	2027	2046	SSL 1300
Telstar 11N	37.55° WL North and Central America, Europe, Africa and the maritime Atlantic Ocean region	February 2009	2024	2026	SSL 1300
Telstar 12	109.2°WL Southern United States, South and Central America	October 1999	2012	2020(3)	SSL 1300
Telstar 12 VANTAGE	15°WL Eastern United States, SE Canada, Europe, Russia, Middle East, South Africa, portions of South and Central America	November 2015	2030	2032	E3000 (Airbus)
Telstar 14R/ Estrela do Sul 2	63°WL Brazil and portions of Latin America, North America, Atlantic Ocean	May 2011	2026	2024	SSL 1300
Telstar 18 VANTAGE(4)	138° EL India, South East Asia, Indonesia/Malaysia, China, Australia/New Zealand, North Pacific and Hawaii	September 2018	2033	2040	SSL 1300
Telstar 19 VANTAGE	63°WL Brazil and portions of Latin America, North America, Atlantic Ocean, Caribbean	July 2018	2033	2037	SSL 1300
LEO 1	NGSO polar	January 2018	2021	N/A(5)	SSTL

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

(2)	Nimiq 1 and Nimiq 2 are currently located in non-Telesat orbital slots.

(3)	End-of-Orbital Maneuver Life for these satellites has been extended through inclined orbit operations which reduces fuel consumption through the elimination of north-south station keeping.

(4)

Telesat International Limited (“TIL”), a subsidiary of Telesat Canada, and APT have entered into agreements relating to the Telstar 18 VANTAGE satellite, which are accounted for as a joint operation, whereby TIL’s interest is 42.5%.

(5)	LEO 1 has sufficient fuel to support collision avoidance maneuvers for several years and subsequent deorbit. End of life will be determined based on ongoing assessment of spacecraft health.

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

	Year Ended December 31,
	2019	2018
	(In thousands)
Revenue:
Total segment revenues	$687,868	$699,596
Affiliate eliminations(2)	(687,868)	(699,596)
Revenues from satellite services as reported	$—	$—
Operating income:
Total segment operating income	$345,167	$357,321
Affiliate eliminations(2)	(345,167)	(357,321)
Operating income from satellite services after eliminations	$—	$—

(1)

See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented.

(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat which is reflected in our consolidated financial statements under the equity method of accounting.

Total Telesat assets were $4.1 billion and  $3.9 billion as of December 31, 2019 and 2018, respectively. Backlog was approximately $2.5 billion and $2.7 billion as of December 31, 2019 and 2018, respectively. It is expected that approximately 21.5% of the backlog at December 31, 2019 will be recognized as revenue by Telesat in 2020.

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

Since November 2000, pursuant to the CRTC’s Decision CRTC 2000‑745, virtually all telecommunications service providers are required to pay contribution charges based on their Canadian telecommunications service revenues, minus certain deductions (e.g., terminal equipment sales and inter-carrier payments). The contribution rate varies from year to year. It was initially set at 4.5% of eligible revenues but was significantly reduced in subsequent years. The rate for 2019 was 0.52%, and an interim rate of 0.45% has been established by the CRTC for 2020.

United States Regulatory Environment

The Federal Communications Commission (“FCC”) regulates the provision of satellite services to, from, or within the United States.

Telesat has chosen to operate its U.S. licensed satellites, Telstar 11N, Telstar 12 and Telstar 12 VANTAGE, on a non-common carrier basis. Consequently, it is not subject to rate regulation or other common carrier regulations enacted under the Communications Act of 1934. Telesat pays FCC filing fees in connection with its space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. The FCC has requested comment on applying regulatory fees to non‑US licensed satellites with US market access. Annual and quarterly status reports must be filed with the Universal Service Administrative Company (“USAC”) covering interstate/international telecommunications revenues. Based on these reports, USAC assesses Telesat for contribution to the FCC’s Universal Service Fund (“USF”). Payments to the USF are made on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is proposed to be set at 20% for the first quarter of 2020. At the present time, the FCC does not assess USF contributions with respect to bare transponder capacity (i.e. agreements for space segment only). Telesat’s United States telecom revenues that are subject to USF contribution requirements are currently small and its USF payments are not material.

Telesat also owns and operates the portion of the ViaSat‑1 satellite (115o WL) payload that is capable of providing service within Canada. The ViaSat‑1 satellite is licensed by the United States.

The FCC currently grants geostationary-like satellite authorizations on a first-come, first-served basis to applicants which demonstrate that they are legally and technically qualified and that the public interest will be served by the grant. In contrast, applications for non-geostationary-like satellite authorizations are generally dealt with through processing rounds, initiated by public notice or the submission of a lead application. Under licensing and market access rules, a bond must be posted starting at $1 million when a geostationary satellite or non-geostationary satellite constellation authorization is granted and escalating to up to $3 million in the case of a geostationary satellite and $5 million in the case of a non-geostationary satellite constellation. The entire amount of the bond may be forfeited if there is a failure to meet the FCC’s milestones for the launch and commencement of operations of the geostationary satellite or the milestones for the deployment and operation of 50% of the satellites in a non-geostationary satellite constellation. According to current licensing rules and policies, the FCC will issue new satellite licenses for an initial 15‑year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized geostationary satellite using the same frequencies. At the end of the 15‑year term, a geostationary satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions. As in other jurisdictions, the FCC is considering and may adopt new spectrum allocations for terrestrial mobile broadband and 5G, including in bands that are currently allocated to satellite services. New spectrum allocations may require satellite operators to vacate or share spectrum and may limit the spectrum that is available for satellite services.

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

Regulation Outside Canada and the United States

The Brazilian national telecommunications agency, ANATEL, grants exploitation rights for Brazilian satellites to companies incorporated and existing in Brazil. Until October 2019, these exploitation rights were granted to companies which participated in specific auctions conducted by ANATEL. Such requirement of specific auctions was abolished by Federal Law No. 13,879, dated October 3, 2019, which amended the Brazilian General Telecommunications Law (as amended, the “GTL”). The auction process was replaced by a simpler administrative process to be determined by ANATEL. Under this administrative process, interested companies will continue to be required to demonstrate that they are legally, technically and financially qualified and that the public interest will be served by the grant. ANATEL may also grant exploitation and landing rights for foreign satellites when the public interest is evidenced, provided that the applicant company provides certain specific technical information on the relevant satellite and appoints a legal representative in Brazil (i.e., a company incorporated and existing in Brazil). The landing rights of foreign satellites will be granted to the owner of the space segment or the company which holds the right to operate it, in whole or in part, but the satellite capacity may only be sold or negotiated in Brazil through the local legal representative. In exploitation and landing rights of Brazilian satellites, the rights are granted conditional on payment of applicable fees (payment may be converted into investment commitments) and are valid for up to 15 years (renewable for additional periods provided that the obligations already assumed are fulfilled). In exploitation and landing rights of foreign satellites, the rights are granted conditional on payment of applicable fees and are valid for up to 15 years renewable once for an additional equal period).

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

Telesat owns the Telstar 18 VANTAGE satellite, which currently operates at the 138° EL orbital location under an agreement with APT. APT has been granted the right to use the C- and Ku-band frequencies at the 138° EL orbital location by The Kingdom of Tonga. APT is the direct interface with the Tonga regulatory bodies. Because Telesat gained access to this orbital location through APT, there is greater uncertainty with respect to its ability to maintain access to this orbital location and the frequencies.

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

Some of the international and domestic regulations governing NGSO satellites are undergoing revision or have yet to be established.  Both Canada and the United States have adopted deployment milestones for NGSO systems. The ITU adopted new deployment milestones for the maintenance of international NGSO filings at the World Radio Conference in November 2019 that could limit Telesat’s ability to maintain international priority rights for its planned LEO constellation.  In addition, while the international rules governing coordination between Ka-band NGSO satellite systems are established and rely on international filing date priority, the United States has adopted a different approach to NGSO-NGSO coordination that requires band splitting if NGSO operators are unable to reach a coordination agreement.  As a result, the amount of spectrum that may be available to Telesat’s planned LEO constellation in the United States is uncertain.  It is possible that other jurisdictions may adopt the United States approach to coordination between NGSO systems. Some of the spectrum utilized by Telesat’s planned LEO constellation is also allocated to terrestrial fixed and mobile services and geostationary satellite services.  While jurisdictions such as the United States have established rules for sharing the spectrum, many jurisdictions have yet to address this issue.  Telesat’s ability to use shared spectrum for its planned LEO constellation may be impacted by new rules or the absence of rules for spectrum sharing.

PATENTS AND PROPRIETARY RIGHTS

As of December 31, 2019, Telesat owned 19 issued patents, three of which are in the United States. These patents expire between 2020 and 2032. Telesat also has several pending domestic and international patent applications.

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

FOREIGN OPERATIONS

Telesat’s revenues from customers in Canada, the U.S. and other geographical regions, primarily Europe, Middle East and Africa and Latin America and Caribbean, for the years ended December 31, 2019 and 2018 are tabulated below:

	Year Ended December 31,
	2019	2018
	(In thousands)
Canada	$297,450	$323,630
United States	248,080	246,992
Others	142,338	128,974
	$687,868	$699,596

At December 31, 2019 and 2018, Telesat’s long-lived assets were located primarily in Canada, with the exception of in-orbit satellites. (see Item 1A – “Risk Factors – Telesat is subject to risks associated with doing business internationally.”)

EMPLOYEES

As of December 31, 2019, Loral had 19 full-time employees.

As of December 31, 2019, Telesat and its subsidiaries had approximately 373 full-time and part-time employees, approximately 3.75% of whom are subject to collective bargaining agreements. Telesat’s employee body is primarily comprised of professional engineering, sales and marketing staff, administrative staff and skilled technical workers. Telesat considers its employee relations to be good.

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

Item 1A. Risk Factors

I.     Financial and Telesat Investment Risk Factors

Telesat’s profitability may be adversely affected by swings in the global financial markets, such as those that have occurred and are occurring as a result of uncertainty relating to the Covid-19 coronavirus. Swings in the global financial markets may have a material adverse effect on Telesat’s customers and suppliers.

Swings in the global financial markets that include illiquidity, market volatility, changes in interest rates and currency exchange fluctuations can be difficult to predict and negatively affect the ability of certain customers to make payments when due. Such swings may materially and adversely affect us due to the potential insolvency of Telesat’s suppliers and customers, inability of customers to obtain financing for their transponder leases, decreased customer demand, delays in supplier performance and contract terminations. Telesat’s customers may not have access to capital or a willingness to spend capital on transponder leases, or their levels of cash liquidity with which to pay for transponder leases may be adversely affected. Access of Telesat’s suppliers to capital and liquidity with which to maintain their inventories, production levels or product quality may be adversely affected, which could cause them to raise prices or cease operations. As a result, we may experience a material adverse effect on our business, results of operations and financial condition. These potential effects of swings in the global financial markets, such as those resulting from uncertainty relating to the Covid-19 coronavirus, are difficult to forecast and mitigate.

Our equity investment in Telesat may be at risk because of Telesat’s leverage.

At December 31, 2019, Telesat had outstanding indebtedness of $2.86 billion, which matures in 2026 and 2027, and additional borrowing capacity of $200 million under its revolving facility which matures in 2024.  Approximately $2.31 billion of this total borrowing capacity is secured by substantially all of the assets of Telesat. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat. Borrowings under Telesat’s senior secured credit facilities are at variable rates of interest and expose Telesat to interest rate risk. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a $2.1 million change in annual interest expense on indebtedness under the senior secured credit facilities. Telesat has entered into, and in the future it may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. Telesat may not, however, maintain interest rate swaps with respect to all or any of its variable rate indebtedness, and any swaps Telesat enters into may not fully mitigate its interest rate risk, may prove disadvantageous or may create additional risks.

As of December 31, 2019, all of Telesat’s outstanding debt was denominated in U.S. dollars. Changes in exchange rates impact the amount that Telesat pays in interest and may significantly increase the amount that Telesat is required to pay in Canadian dollar terms to redeem the indebtedness either at maturity, or earlier if redemption rights are exercised or other events occur which require Telesat to offer to purchase the indebtedness prior to maturity, and to repay funds drawn under its U.S. dollar denominated facility. Unfavorable exchange rate changes could affect Telesat’s ability to repay or refinance this debt.

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

Portions of Telesat’s revenue and expenses and all of its debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate may have a negative impact on Telesat’s financial results and affect the ability of Telesat to repay or refinance its borrowings. Telesat’s main currency exposures as of December 31, 2019 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness, with the most significant impact being on the U.S. dollar denominated indebtedness. In addition, approximately 53% of Telesat’s revenues, 39% of its operating expenses, 100% of its interest expense and a majority of its capital expenditures for 2019 were denominated in U.S. dollars. As of December 31, 2019, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) Telesat’s net income by approximately $133.1 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Loral reports its investment in Telesat using the equity method of accounting. Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how Telesat’s financial results are reported in our consolidated financial statements. During 2019, the exchange rate moved from U.S. $1.00/CAD 1.3637 at December 31, 2018 to U.S. $1.00/CAD 1.2990 at December 31, 2019.

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

In the fourth quarter of 2012, we completed the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”), to MDA Communications Holdings, Inc., a subsidiary of Maxar (formerly known as MacDonald, Dettwiler and Associates Ltd.) (“MDA”). Under the terms of the purchase agreement related to the SSL sale, we are obligated to indemnify MDA and its affiliates for certain pre-closing taxes. The final amounts of certain indemnification claims relating to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. We may not be able to settle indemnification claims at or below the value recorded in our financial statements, and indemnification claims under the purchase agreement, whether pending now or made in the future, could have a material adverse effect on our financial condition, including liquidity, and results of operations.

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

XTAR has not been successful in leasing a significant portion of its available capacity. As a result, XTAR has deferred certain payments owed to us, Hisdesat and Telesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite (the “Spainsat Lease Agreement”). As of December 31, 2019 and 2018, XTAR has deferred payment of liabilities of $42.6 million and  $37.6 million, respectively, under the Spainsat Lease Agreement. XTAR’s lease and other obligations to Hisdesat, which will aggregate in excess of $62 million over the remaining life of the satellite as of December 31, 2019, are substantial, especially in light of XTAR’s limited revenues to date. XTAR has agreed that most of its excess cash balance would be applied towards making limited payments on these obligations, as well as payments of other amounts owed to us, Hisdesat and Telesat in respect of services provided by them to XTAR. Unless XTAR is able to generate a substantial increase in its revenues, these obligations will continue to accrue and grow, and, absent agreement to further defer all or some these obligations, XTAR may be unable to pay them when due, which ultimately could result in a restructuring of XTAR. As of December 31, 2019, $6.7 million was due to Loral from XTAR and we had an allowance of $6.6 million against these receivables.

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

The availability of satellite capacity has fluctuated over time, characterized by periods of undersupply of capacity, followed by periods of substantial new satellite construction which is, in turn, followed by an oversupply of available capacity. The industry appears to be currently experiencing a period of oversupply. Given the number of new satellites launched over the past several years and the number presently under construction, many of which contain high throughput payloads, unless Telesat experiences a corresponding increase in demand, the next several years are likely to continue to be characterized by an oversupply of capacity. In addition, changes in technology could introduce a substantial amount of new capacity into the market, further exacerbating the oversupply problem. An oversupply of capacity may lead to a decrease in rates charged for satellite services which could adversely affect Telesat’s results.

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

Telesat provides point-to-point and point-to-multipoint services for voice, data and video communications and for high-speed internet access. Telesat competes against global competitors who are substantially larger than Telesat in terms of both the number of satellites they have in orbit as well as in terms of their revenues. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, may (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure and may be able to offer expansion capacity for future requirements. Telesat also competes against regional satellite operators who may enjoy competitive advantages in their local markets. New entrants, including governments that have traditionally purchased satellite capacity from established satellite operators, are acquiring their own satellites, which increases the amount of available satellite capacity in the marketplace and decreases demand for Telesat services.

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

Telesat’s business is also subject to competition from ground based forms of communications technology. For many point-to-point and other services, the offerings provided by terrestrial companies can be more competitive than the services offered via satellite. A number of companies are increasing their ability to transmit signals on existing terrestrial infrastructures, such as fiber optic cable, DSL (digital subscriber line) and terrestrial wireless transmitters often with funding and other incentives provided by government. In addition, as 5G is rolled out, its advanced capabilities could further increase competition for Telesat’s satellite services. The ability of terrestrial companies to significantly increase the capacity, capability and/or the reach of their networks would likely result in a decrease in the demand for Telesat’s services. Increasing availability of capacity from other forms of communications technology can create an excess supply of telecommunications capacity, decreasing the prices Telesat would be able to charge for its services under new service contracts and thereby negatively affecting Telesat’s profitability. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways.

Telesat’s failure to compete effectively could result in a loss of revenues and a decline in profitability, a decrease in the value of its business and a downgrade of its credit rating, which would restrict its access to the capital markets.

Changes in technology could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

The implementation of new technologies that can provide increased capacity to end users at lower cost may reduce demand for Telesat’s services. The introduction of first generation high throughput satellites, such as ViaSat‑1, Jupiter 1 and Intelsat’s “Epic” line of high throughput satellites, all of which are able to transmit substantially more data than preexisting satellites, may decrease demand and/or prices for traditional satellite capacity. Many of the new and replacement satellites to be deployed in the near term will be high throughput satellites or include high throughput payloads. In addition, second generation high throughput satellite systems recently launched and in development purport to be capable of throughput that substantially exceeds the throughput of first generation high throughput satellites. While Telesat owns the high throughput Canadian payload on ViaSat‑1 and has incorporated high throughput payloads on its Telstar 12 VANTAGE, Telstar 18 VANTAGE and Telstar 19 VANTAGE satellites, the introduction of more, and more capable, high throughput satellites by other operators into the markets in which Telesat participates could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

New entrants to satellite manufacturing are developing “micro” satellites which are significantly smaller and lower cost satellites. Should these micro satellites be successfully developed, it could foster increased competition and could potentially allow current customers to procure their own satellites, both of which could have an adverse effect on Telesat’s business.

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

NGSO constellations are complex. In order to operate successfully and deliver a high quality service, all components of the system, both on the ground and in space, must be integrated seamlessly and efficiently. Unlike most traditional geostationary satellites currently in use which rely on legacy, space-tested hardware and established ground equipment infrastructures, much of the technology necessary for the successful operation of a LEO constellation, in particular the Telesat LEO constellation, is still in development.  Telesat’s LEO constellation design incorporates leading-edge satellite technologies, including on-board data processing, multi-beam phased array antennas, and optical inter-satellite links, that have not been fully developed for space application at the scale, levels of performance and price points that Telesat requires. In addition, in order to provide a competitive service in certain of the customer segments Telesat plans to serve, Telesat requires advances in ground terminal design and manufacture, particularly electronic flat panel antennas capable of acquiring and tracking LEO satellites. If Telesat’s LEO constellation does not deliver the required quality of service at prices that are competitive relative to other satellite providers and alternative products, Telesat may not be able to acquire customers and establish a successful business. It is possible that despite Telesat’s concerted effort to do so, Telesat may not be able to sufficiently overcome the technological hurdles required to complete its planned LEO constellation or Telesat may implement its LEO constellation and, due to technological issues that Telesat did not foresee or which Telesat did not effectively address, Telesat’s LEO constellation may not operate as planned. Given the scale and complexity of Telesat’s LEO constellation, Telesat may not be able to obtain insurance to protect itself if it experiences the failure of one or more of its LEO satellites or other losses.

In order to operate Telesat’s LEO constellation efficiently and in a commercially viable manner, Telesat will require access to a sufficient amount of spectrum. Telesat currently holds an authorization from Canada for an NGSO network in Ka-band which has global ITU priority. However, the ITU, Canada and the U.S. have recently adopted new deployment milestones for NGSO systems for the bringing into use and maintenance of international NGSO filings. These new milestones could adversely impact Telesat’s ability to maintain priority rights for its planned LEO constellation.  In addition, while the international rules governing coordination between NGSO satellite systems are well established and rely on international filing date priority, the U.S. has adopted a different approach to NGSO-NGSO coordination that requires band splitting if NGSO operators are unable to reach a coordination agreement.  As a result, the amount of spectrum that may be available to Telesat for its LEO constellation in the U.S. is uncertain.  It is possible that other jurisdictions may adopt the United States approach or some other approach that undermines Telesat. Some of the spectrum utilized by Telesat’s LEO constellation is also allocated to terrestrial fixed and mobile services and geostationary satellite services. Other portions of the spectrum that Telesat plans to use are under consideration for being designed for terrestrial fixed and mobile services. While some jurisdictions have established rules for sharing the spectrum, many jurisdictions have yet to address this issue.  Telesat’s ability to use shared spectrum for its LEO constellation may be adversely impacted by new rules or the absence of rules for spectrum sharing. In addition, in order to successfully sell services on Telesat’s LEO constellation, Telesat will require market access to each country in which its customers are located. It is uncertain if Telesat will be successful in obtaining market access to all of the countries needed to make its LEO constellation commercially successful.

There are certain environmental risks that have been raised in opposition to LEO constellations, including the potential for increased orbital debris and “light pollution” associated with light reflecting off satellites in the night sky. To the extent that governments impose restrictions or additional regulations to address any environmental concerns regarding LEO constellations it may adversely impact Telesat’s ability to successfully deploy its constellation.

In addition, the parameters of Telesat’s current LEO constellation design differ from the parameters of its authorization from Canada, as well as from the authorization Telesat received from the United States allowing U.S. market access for Telesat’s LEO constellation. Prior to deploying the LEO constellation, Telesat will be required to apply to amend its Canadian authorization to match the parameters of Telesat’s final LEO constellation design. There can be no assurance that Telesat’s requested amendment will be approved. Similarly, prior to providing service in the United States, Telesat will be required to apply to modify its U.S. market access authorization. There can be no assurance that Telesat’s requested modification will be approved or, if approved, that it will not have conditions that preclude Telesat from being able to deliver an acceptable level of service in the United States.

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

In 2019, Telesat announced that it had entered into an MOU with the GoC regarding a partnership intended to ensure access to affordable high-speed internet connectivity across rural and remote areas of Canada through the development of the Telesat LEO satellite constellation. The partnership is expected to generate CAD 1.2 billion in revenue for Telesat over 10 years, which includes a contribution of up to CAD 600 million from the GoC. The MOU is a non-binding document and Telesat’s ability to actually receive any contribution from the GoC is contingent upon, among other things, the execution of a binding agreement with the GoC and Telesat fulfilling its obligations under that agreement, including successfully deploying an operational constellation that can support the delivery of broadband services that meets the GoC’s objectives. Additionally, in 2019, Telesat announced that it had entered into a binding agreement with the GoC pursuant to which the GoC will contribute CAD 85 million to support the development of the Telesat LEO constellation through the GoC’s SIF. Telesat’s ability to obtain any funds from SIF is contingent on Telesat meeting certain obligations under the agreement, including meeting certain hiring goals and thresholds for research and  development investment in Canada. There can be no assurances that Telesat can successfully enter into a binding agreement with the GoC regarding the MOU, or fulfill its obligations under that agreement or the agreement regarding SIF funding.

There are a number of competing NGSO satellite projects in development, including projects being developed by SpaceX, Amazon, OneWeb and SES/O3b, as well as country-sponsored projects in China and Russia. Some of these potential competitors to Telesat’s system have greater access to capital than Telesat has and/or may be at a more advanced stage of development. For example, China and Russia have access to almost unlimited amounts of capital and have government-owned satellite manufacturing and launch facilities at their disposal. SpaceX and Amazon are much larger than Telesat, have more diverse sources of revenue and have substantially greater financial resources than Telesat does. In addition, OneWeb has already launched dozens of satellites into its constellation and SpaceX has launched several hundred satellites. Both have announced that they will continue to regularly launch satellites well in advance of the timeline when Telesat will begin deploying significant numbers of additional satellites into its constellation. SpaceX has its own in-house launch capability. Blue Origin, a company owned by Amazon’s Chairman, CEO and largest shareholder, Jeff Bezos, is significantly advanced in its development of launch vehicles. Amazon and SpaceX’s greater access to launch vehicles for their own satellites may give them an advantage over Telesat since Telesat does not have in-house capability to launch its own satellites and, in the event SpaceX or Blue Origin do not make their launch vehicles available to Telesat, may limit Telesat’s access to affordable launch vehicles for its constellation. If Telesat’s competitors are able to establish operational constellations before Telesat does, it may be more difficult for Telesat to attract customers for its constellation. Further, to the extent that their constellations make use of Ka-band spectrum, as SpaceX and OneWeb have indicated they will, it may limit Telesat’s access to sufficient Ka-band spectrum to operate its constellation efficiently and profitably.

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

There are numerous risks related to monetizing C-band spectrum and it may not happen in a timely manner or at all.

On October 2, 2017, Intelsat and Intel Corporation submitted a proposal to the FCC that would enable joint use of 3.7-4.2 GHz C-band spectrum in the United States by fixed satellite services operators and terrestrial mobile services providers. The FCC issued a Notice of Proposed Rule Making in July 2018 that included aspects of this proposal. In September 2018, Telesat became a member of the CBA, which was composed of leading global satellite operators Intelsat, SES, Eutelsat and Telesat. Eutelsat subsequently withdrew from the CBA. The stated role of the CBA was to implement the safe and efficient clearing and repurposing of C-band spectrum in the U.S., accelerating the deployment of 5G services, and the CBA has worked with customer groups, associations and other stakeholders to provide detailed technical and operational plans that will enable safely clearing a portion of the band in a way that highly reliable C-band satellite services can continue.

On March 3, 2020, the FCC issued a Report and Order on Expanding Flexible use of the 3.7 to 4.2 GHz Band. The Report and Order indicated that Telesat could receive as much as $344.4 million from the repurposing of C‑band Spectrum. However, Telesat’s ability to receive any proceeds would be subject to certain conditions. If those conditions are not met, the amount Telesat receives could be reduced significantly or eliminated altogether. Also, Intelsat has suggested that there is no further role for the CBA, and the Report and Order is subject to reconsideration at the FCC and legal challenge in the courts. In addition, there are members of the United States Senate and House of Representatives who oppose the FCC’s current plans and are seeking legislation to modify or overturn them. There are also technical challenges to clearing C-band spectrum. There can be no assurance that Telesat will receive any proceeds from the FCC process or, if it were to receive proceeds, the amount or timing of receipt.

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

Telesat’s current satellite insurance does not protect it against all satellite-related losses that it may experience, and it does not have in-orbit insurance coverage for all of the satellites in its fleet. As of December 31, 2019, the total net book value of Telesat’s six in-orbit satellites for which it does not have insurance (Nimiq 1, Nimiq 2, Anik F1, Anik F2, Telstar 12 and ViaSat‑1) was approximately CAD 27.2 million. Telesat’s insurance does not protect it against business interruption, loss of revenues or delay of revenues. In addition, Telesat does not insure the net book value of performance incentives that may be payable to a satellite’s manufacturer as these are payable only to the extent that the satellite operates in accordance with contracted technical specifications. Telesat’s existing launch and in-orbit insurance policies include, and any future policies that Telesat obtains can be expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage or losses arising from acts of war, anti-satellite devices, electromagnetic or radio frequency interference and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for satellite health-related problems affecting Telesat’s satellites that are known at the time the policy is written or renewed. Any claims under existing policies are subject to settlement with the insurers and may, in some instances, be payable to Telesat’s customers.

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

Subject to the requirements of Telesat’s senior secured credit facilities and the indentures governing Telesat’s senior secured notes and senior notes, Telesat may elect to reduce or eliminate insurance coverage for certain of its existing satellites, or elect not to obtain insurance policies for its future satellites, especially if exclusions make such policies ineffective, the costs of coverage make such insurance impractical or if self-insurance is deemed more cost effective.

Telesat derives a substantial amount of its revenues from only a few of its customers. A loss of, or default by, one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce Telesat’s future revenues and contracted backlog.

For the year ended December 31, 2019, Telesat’s top five customers together accounted for approximately 62% of its revenues. At December 31, 2019, Telesat’s top five backlog customers together accounted for approximately 83% of its backlog. If any of Telesat’s major customers chooses not to renew its contract or contracts at the expiration of the existing terms or seeks to negotiate concessions, particularly on price, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services or becoming unable to pay for services they had contracted to buy. In addition, some of Telesat’s customers’ industries are undergoing significant consolidation, and Telesat’s customers may be acquired by each other or other companies, including by Telesat’s competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and Telesat’s customers may in the future default, on their obligations to Telesat due to bankruptcy, lack of liquidity, operational failure or other reasons. Such defaults could adversely affect Telesat’s revenues, operating margins and cash flows. If Telesat’s contracted revenue backlog is reduced due to the financial difficulties of its customers, Telesat’s revenues, operating margins and cash flows would be further negatively impacted.

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

Telesat operates in a highly regulated industry and government regulations may adversely affect its ability to sell its services or increase the expense of such services or otherwise limit Telesat’s ability to operate or grow its business.

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

In the United States, the FCC regulates the provision of satellite services to, from, or within the United States. Certain of Telesat’s satellites are owned and operated through a U.S. subsidiary and are regulated by the FCC. In addition, to facilitate the provision of FSS satellite services in C-, Ku- and Ka-band frequencies in the United States market, foreign licensed operators can apply to have their satellites either placed on the FCC’s Permitted Space Station List (for certain frequencies) or be granted a declaratory ruling (for other frequencies). Telesat’s Anik Fl, Anik FlR, Anik F2, Anik F3, Nimiq 5, Telstar 14R/Estrela do Sul 2 and Telstar 19 VANTAGE satellites are currently authorized to serve the U.S. market in accordance with these procedures. The export from the United States of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations, in particular ITAR which currently includes satellites on the list of items requiring export permits. These ITAR provisions have constrained Telesat’s access to technical information and have had a negative impact on its international consulting revenues. In addition, Telesat and its satellite manufacturers may not be able to obtain and maintain necessary export authorizations which could adversely affect Telesat’s ability to procure new United States-manufactured satellites; control its existing satellites; acquire launch services; obtain insurance and pursue its rights under insurance policies; or conduct its satellite-related operations and consulting activities.

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

In a number of countries, including Canada and the United States, regulators plan to adopt new spectrum allocations for terrestrial mobile broadband and 5G, including in bands that are currently allocated to satellite services. New spectrum allocations may require satellite operators to vacate or share spectrum and may limit the spectrum that is available for satellite services, which could adversely impact Telesat’s business.

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

The ITU establishes the Radio Regulations, an international treaty which contains the rules concerning frequency allocations and the priority to, coordination of, and use of, radio frequency assignments. The ITU Radio Regulations define the allocation of radio frequencies to specific uses. The ITU Radio Regulations are periodically reviewed and revised at World Radiocommunication Conferences (“WRC”), which take place typically every three to four years. The most recent WRC was held in November 2019. Terrestrial operators are increasingly seeking additional radio frequency assignments, including frequencies currently designated for exclusive or shared use by satellite systems, to support the increasing demand for terrestrial services. The ITU is currently reviewing and may adopt new international spectrum allocations for terrestrial mobile and other services. As a result, Telesat cannot guarantee that the ITU will not change its allocation decisions and rules in the future in a way that could limit or preclude Telesat’s use of some or all of its existing or future orbital locations or spectrum.

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

In certain countries, a failure to resolve coordination issues is used by regulators as a justification to deny, limit or condition market access by foreign satellite operators. In addition, while the ITU Radio Regulations require later-in-time systems to coordinate their operations with Telesat, Telesat cannot guarantee that other operators will conduct their operations so as to avoid transmitting any signals that would cause harmful interference to the signals that Telesat, or its customers, transmit. This interference could require Telesat to take steps, or pay or refund amounts to its customers, that could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement regulations and neither the ITU specifically, nor international law generally, provides clear remedies if the ITU coordination process fails. Failure to coordinate Telesat’s satellites’ frequencies successfully or to obtain or maintain other required regulatory approvals could have an adverse effect on Telesat’s business operations, prospects and financial condition, as well as on the value of its business.

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

Telesat’s in-orbit satellites do not currently occupy all of the geostationary locations for which it has obtained regulatory authorizations. In some cases, the Telesat satellite that occupies a geostationary location is not designed to use all of the frequency spectrum for which Telesat has been authorized. Similarly, Telesat has been granted regulatory authorizations for certain spectrum in NGSO that is not yet occupied at all or in which the full complement of satellites has not yet been deployed.

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

If Telesat is unable to place satellites into currently unused geostationary locations or into NGSO orbits in a manner that satisfies the ITU Radio Regulations and national regulatory requirements, or if those regulatory requirements were to change, or if Telesat is unable to maintain satellites or make use of all of the spectrum for which it has been authorized at the geostationary locations that it currently uses, Telesat may lose its rights to use these orbital resources and they would become available for other satellite operators to use. The loss of one or more of Telesat’s orbital resources could negatively affect its plans and its ability to implement its business strategy.

Replacing a satellite upon the end of its service life would require Telesat to make significant expenditures and may require Telesat to obtain shareholder approval, and Telesat may choose not to replace some of its satellites.

To ensure no disruption in Telesat’s business and to prevent loss of its customers, Telesat is typically required to commence construction of a replacement satellite approximately five years prior to the expected end of service life of the satellite then in orbit. Typically, it costs in the range of $250 million to $300 million to construct, launch and insure a geostationary satellite. There can be no assurance that Telesat will have sufficient cash, cash flow or be able to obtain third party or shareholder financing to fund such expenditures on favorable terms, if at all, or that Telesat will obtain shareholder approval to procure replacement satellites. Certain of Telesat’s satellites are nearing their expected end-of-orbital maneuver lives. Should Telesat not have sufficient funds available to replace those satellites or should Telesat not receive approval from its shareholders to purchase replacement satellites, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. In order to justify the cost of replacing a satellite at the end of its life, there must be sufficient demand for services such that a reasonable business case can be made for its replacement. If there is insufficient demand for a replacement, Telesat may choose not to replace a satellite at the end of its life. For example, Telesat does not currently intend to replace its Anik F1 satellite at the end of its commercial life which is expected to occur later this year.

The uncertainty regarding the potential phase-out of LIBOR may negatively impact Telesat’s operating results.

LIBOR, the interest rate benchmark used as a reference rate on Telesat’s variable rate debt, including Telesat’s revolving credit facility, term loan and interest rate swaps, is expected to be phased out by the end of 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate no longer to be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, selected the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for replacing U.S. dollar LIBOR for use in new U.S. dollar derivatives and other financial contracts, and has recommended a paced transition plan that involves the creation of a reference rate based on SOFR by the end of 2021. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend some or all contracts with LIBOR as the reference rate and how this will impact Telesat’s cost of variable rate debt and certain derivative financial instruments. Telesat will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of Telesat’s variable rate debt or derivative financial instruments which may be detrimental to Telesat’s financial position or operating results.

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

Telesat operates an extensive ground infrastructure including a satellite control center in Ottawa, Ontario, its main earth station and back up satellite control facility at Allan Park, Ontario, nine earth stations throughout Canada, two teleports located in the United States and one in Brazil. These ground facilities are used for controlling Telesat’s satellites and for the provision of end-to-end services to Telesat’s customers.

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

Any delays in the design, construction or launch of Telesat’s satellites could have a material adverse effect on its business, financial condition and results of operations. There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality Telesat requires, including Airbus Defense and Space, Thales Alenia Space, Boeing, Lockheed Martin, MELCO, Northrop Grumman and Maxar.  Telesat also relies on the manufacturers of its satellites to provide support throughout the life of the satellite in the event it should suffer an anomaly. If the business of any of Telesat’s manufacturers fails, Telesat’s ability to overcome a satellite anomaly and maintain its satellites in service, in whole or in part, could be adversely impacted.  There are also a limited number of suppliers able to launch such satellites, including International Launch Services, Arianespace, Mitsubishi Heavy Industries, Space Exploration Technologies Corp. (“SpaceX”) and Lockheed Martin. Should any of Telesat’s  manufacturers’ or launch suppliers’ businesses fail, competition would be reduced and the cost of satellites and launch services could increase. Adverse events with respect to any of Telesat’s manufacturers or launch suppliers could also result in the delay of the design, construction or launch of its satellites. For example, many of Telesat’s past launches were provided by International Launch Services, an entity owned by the Russian government. In response to the ongoing situation involving the Russian Federation in the Ukraine, various governments have implemented economic and other sanctions against Russia and its interests. U.S. law requires satellite manufacturers to obtain a license from the U.S. government for the export of certain prescribed U.S. technologies, if the export of the technology is to a Russian counterparty. Virtually all satellites manufactured outside of China contain prescribed U.S. technology. Should the U.S. implement sanctions having the effect of blocking the export of satellites containing prescribed U.S. technologies to Russian-controlled launch providers, it would lead to a reduction in launch alternatives and, as a result, could lead to increased launch costs or delays in the future, which could have an adverse impact on Telesat’s business. In addition, in December 2017, the U.S. government adopted new legislation that prohibits the U.S. Secretary of Defense from procuring satellite services using satellites that were launched on a Russian launch vehicle.

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

The assets on Telesat’s consolidated balance sheet as of December 31, 2019 include goodwill with a carrying value of approximately CAD 2.4 billion and other intangible assets with a carrying value of approximately CAD 243 million.  Goodwill and other intangible assets are qualitatively assessed for indicators of impairment. If the qualitative assessment concludes an indication of impairment, a quantitative impairment test of goodwill and other intangible assets (such as orbital locations) with indefinite useful lives is undertaken. Telesat measures for the quantitative impairment test using a projected discounted cash flow method and confirms the assessment using other valuation methods. If the asset’s carrying value is more than its recoverable amount, the difference is recorded as a reduction in the amount of the asset on the balance sheet and an impairment charge in the consolidated statement of income (loss). Quantitative  testing for impairment requires significant judgment by management to determine the assumptions used in the impairment analysis. Any changes in the assumptions used could have a material impact on the impairment analysis and result in an impairment charge. Telesat cannot predict whether an event that triggers impairment will occur, when it will occur or how it will affect the reported asset values. If Telesat’s goodwill or other intangible assets are deemed to be impaired in whole or in part, it could be required to reduce or write off such assets, which could have a material adverse effect on its financial condition.

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

We received a cash distribution from Telesat of $242.7 million in 2017; we intend to make a cash distribution or return capital to our stockholders from the proceeds of that distribution; there can be no assurance, however, as to the amount and timing of any such distribution or return of capital, and such distribution or return of capital may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

In 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution or return capital to our stockholders. There can be no assurance as to the amount and timing of any such distribution or return of capital, and such distribution or return of capital may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

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

As of December 31, 2019, various funds affiliated with MHR and Dr. Rachesky held approximately 39.9% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 58.4% of the outstanding common equity of Loral as of December 31, 2019.  As of March 9, 2020, representatives of MHR occupy two of the seven seats on our board of directors. One seat on our board, previously occupied by a former managing principal of MHR, is currently vacant. In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Rachesky, of our voting stock falls below certain levels other than in certain specific circumstances or (ii) there is a change in the composition of a majority of the members of the Loral board of directors over a consecutive two-year period without the approval of the incumbent directors, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

There is a thin trading market for our voting common stock.

Trading activity in our voting common stock, which is listed on the NASDAQ National Market, has generally been light, averaging approximately 47,000 shares per day for the year ended December 31, 2019. Moreover, over 50% of our voting common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the voting common stock and non-voting common stock they hold in Loral that effectively eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral voting common stock and non-voting common stock that would also, if exercised, effectively eliminate such restrictions.

The market for our voting common stock could be adversely affected by future issuance of significant amounts of our voting common stock.

As of December 31, 2019,  21,427,078 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were also outstanding 75,262 vested restricted stock units. These restricted stock units may be settled either in cash or Loral voting common stock at the Company’s option.

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

As of December 31, 2019, we had various tax attributes including carryforwards for federal net operating losses (“NOLs”) of $95.3 million and foreign tax credits (“FTCs”) of $109.6 million and state NOLs that are available to offset future tax liability (see Notes 2 and 7 to the Loral consolidated financial statements for a description of the accounting treatment of such tax attributes). As our emergence from bankruptcy on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these tax attributes existing at such effective date is subject to an annual limitation of approximately $32.6 million (tax effect of $6.8 million), subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests, as determined on any applicable testing date. A strategic transaction with respect to our ownership interest in Telesat could result in such an ownership change. We would be adversely affected by an additional “ownership change” if, at the time of such change, the total market value of our equity multiplied by the federal applicable long-term tax exempt rate, which at December 31, 2019 was 1.59%, was less than $32.6 million. As of December 31, 2019, the total market value of our equity ($1.0 billion) multiplied by the federal applicable long-term tax exempt rate was approximately $16.0 million.

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

Declines in the stock market and reductions in interest rates will increase our pension plan’s unfunded status resulting in increased pension liabilities on our balance sheet and may require us to increase our pension plan contributions or make such contributions earlier than anticipated, thereby having an adverse effect on our financial position.

Our qualified pension plan is invested primarily in equity and fixed income investments. Steep declines in the equity markets, such as those that have occurred and are occurring as a result of uncertainty relating to the Covid-19 coronavirus, will have the effect of reducing our pension plan assets, thereby increasing the plan’s unfunded status, resulting in increased pension liabilities on our balance sheet. In addition, reductions in interest rates, whether in connection with the Federal Reserve attempting to stabilize the markets or otherwise, will have the effect of increasing our pension plan obligations. A significant reduction in pension plan assets and/or increase in pension plan obligations will increase pension liabilities on our balance sheet and may have the effect of requiring us to increase our contributions to our pension plan or make such contributions earlier than we anticipated thereby having an adverse effect on our financial position.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

During the third quarter of 2019, our management identified a material weakness in internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of September 30, 2019 and December 31, 2018. If remediation of this material weakness is unsuccessful or if other material weaknesses occur in the future, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

Satellite Services

Telesat’s primary SCC is located at its headquarters in Ottawa, Ontario. This facility operates LEO 1, 14 of Telesat’s 16 geostationary satellites as well as ViaSat‑1 and numerous other satellites for third parties. Telesat’s Telstar 14R/Estrela do Sul 2 satellite and Telstar 19 VANTAGE satellite are operated from Telesat’s SCC in Rio de Janeiro, Brazil. In the fourth quarter of 2018, Telesat moved its headquarters to a location in downtown Ottawa comprised of approximately 54,000 rentable square feet. The rentable square feet will increase to approximately 76,000 when Telesat takes on additional contiguous space in the third quarter of 2020. Telesat’s new lease expires on July 31, 2029. Telesat has two options to extend the lease for an additional five years each.

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

Telesat also operates 13 other earth stations in Canada, the United States and Brazil.

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

(b) Approximate Number of Holders of Common Stock

At March 9, 2020, there were 131 holders of record of our voting common stock and five holders of record of our non-voting common stock.

(c) Dividends

Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors.  Loral has not paid any dividends on its common stock for the years ended December 31, 2019 and 2018. In 2017, we received a $242.7 million cash distribution from Telesat. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution or return capital to our stockholders.  There can be no assurance as to the amount and timing of any such distribution or return of capital,  and such distribution or return of capital may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

(d) Securities Authorized for Issuance under Equity Compensation Plans

See Note 9 to the Loral consolidated financial statements for information regarding the Company’s stock incentive plan. Compensation information required by Item 11 will be presented in the Company’s 2020 definitive proxy statement which is incorporated herein by reference or by an amendment to this Annual Report on Form 10‑K.

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

Overview

Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat, a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations. Loral holds a 62.7% economic interest and a 32.6% voting interest in Telesat as of December 31, 2019.

At December 31, 2019, Telesat, with approximately $2.5 billion of backlog, provided satellite services to customers from its fleet of 16 in-orbit geostationary satellites and the Canadian Ka-band payload on the ViaSat‑1 satellite. Telesat is also developing a global constellation of LEO satellites. In January 2018, Telesat launched a Ka-band satellite into low earth orbit as part of its plans to deploy an advanced, global LEO constellation. This satellite is being used to perform testing and live demonstrations of certain features of Telesat’s LEO system design with existing Telesat customers and potential suppliers of Telesat LEO system hardware. These satellite leaders will be able to experience key advantages of Telesat’s LEO system — including ultra-low latency and high speeds — and assess the role Telesat’s constellation can play in their next-generation broadband networks.

On October 11, 2019, Telesat issued $550.0 million of 6.5% senior notes maturing in October 2027. The 6.5% senior notes are effectively subordinated to Telesat’s secured indebtedness, including the obligations under its senior secured credit facilities and its 4.875% senior secured notes.

On October 11, 2019, Telesat used the net proceeds from the 6.5% senior notes offering together with available cash on hand to redeem its $500 million 8.875% senior notes due November 15, 2024 by repaying all outstanding amounts, including principal, redemption premium and discounted interest to November 15, 2019.

On December 6, 2019, Telesat entered into amended senior secured credit facilities which provide for term loan borrowings of $1,908.5 million which mature in December 2026 and revolving credit facilities of up to $200 million (or Canadian dollar equivalent) which mature in December 2024. Telesat also issued, through a private placement, $400 million of 4.875% senior secured notes which mature in June 2027.

On December 6, 2019, Telesat repaid all outstanding amounts, including related fees and expenses, under its former senior secured credit facilities.

On July 24, 2019, Telesat announced that it had entered into a memorandum of understanding with the GoC regarding a partnership intended to ensure access to affordable high-speed internet connectivity across rural and remote areas of Canada through the development of the Telesat LEO constellation. The partnership is expected to generate CAD 1.2 billion in revenue for Telesat over 10 years, which includes a contribution of up to CAD 600 million from the GoC.

In May 2019, Telesat entered into an agreement with the GoC pursuant to which the GoC will contribute up to CAD 85 million through July 31, 2023 to support the development of the Telesat LEO constellation (the “Government Grant”). As of December 31, 2019, Telesat recorded CAD 5.0 million relating to the agreement.

In 2018, Telesat became a member of the C-Band Alliance, which is composed of leading global satellite operators Intelsat, SES and Telesat, a consortium formed to facilitate the potential repurposing of certain C-band spectrum in the United States for 5G.

On March 3, 2020, the FCC issued a Report and Order on Expanding Flexible use of the 3.7 to 4.2 GHz Band. The Report and Order indicated that Telesat could receive as much as $344.4 million from the repurposing of C‑band Spectrum in the United States. However, Telesat’s ability to receive any proceeds would be subject to certain conditions (See “Business Strategy”). There can be no assurance that Telesat will receive any proceeds from the FCC process or, if it were to receive proceeds, the amount or timing of receipt.

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

Telesat’s desirable spectrum rights, commitment to providing the highest level of customer service, deep technical expertise and culture of innovation have enabled it to successfully develop its business to date. Leveraging these strengths and building on its existing contractual revenue backlog, Telesat’s focus is on profitably growing its business by increasing the utilization of its in-orbit satellites and, in a disciplined manner, deploying expansion satellite capacity where strong market demand is anticipated. In 2018, Telesat launched a Ka-band satellite into low earth orbit in furtherance of its plans to develop a state-of-the-art, high capacity LEO constellation that will deliver transformative, low latency, fiber-like broadband to commercial and government users worldwide.

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

In 2020, Telesat remains focused on increasing utilization of its existing satellites, the development of its global LEO constellation, identifying and pursuing opportunities to invest in other expansion of satellite capacity and leveraging the value of its spectrum rights, all while maintaining operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. During 2019, approximately 53% of Telesat’s revenues, 39% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated indebtedness and cash and short term investments. As of December 31, 2019, Telesat’s U.S. dollar denominated debt totaled $2.86 billion. As of December 31, 2019, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) Telesat’s net income by approximately $133.1 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

In 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution or return capital to our stockholders. There can be no assurance as to the amount and timing of any such distribution or return of capital, and such distribution or return of capital may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction that we are pursuing.

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

2019 Compared with 2018

The following compares our consolidated results for 2019 and 2018 as presented in our financial statements:

General and Administrative Expenses

	Year Ended December 31,
	2019	2018
	(In thousands)
General and administrative expenses	$6,612	$6,534

General and administrative expenses were comparable for the years ended December 31, 2019 and 2018.

Interest and Investment Income

	Year Ended December 31,
	2019	2018
	(In thousands)
Interest and investment income	$5,727	$4,746

Interest and investment income increased by $1.0 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to higher interest rates earned on the cash balance in 2019 as compared to 2018.

Other Expense

	Year Ended December 31,
	2019	2018
	(In thousands)
Other expense	$4,586	$3,445

Other expense for the years ended December 31, 2019 and 2018 was primarily comprised of expenses related to the evaluation of strategic initiatives. See Overview – General.

Income Tax (Provision) Benefit

	Year Ended December 31,
	2019	2018
	(In thousands)
Income tax (provision) benefit	$(6,153)	$39,348

For 2019, we recorded a current and deferred tax provision of  $3.2 million and $3.0 million, respectively, resulting in a total tax provision of $6.2 million. For 2018, we recorded a current tax benefit of $48.4 million and a deferred tax provision of $9.1 million, resulting in a net tax benefit of $39.3 million.

The deferred tax provision for each period included the impact of equity in net income (loss) of affiliates in our consolidated statement of operations. After utilization of our NOL carryforward and allowable tax credits, there was no federal income tax on Global Intangible Low-Taxed Income (“GILTI”) from Telesat.

For 2018, the statute of limitations for the assessment of additional tax expired with regard to certain of our federal uncertain tax positions (“UTPs”). As a result, the reduction to our liability for UTPs provided a current tax benefit including the reversal of previously recognized interest, partially offset by an additional provision for the potential payment of interest on our remaining UTPs.

Public Law 115-97, known as the “Tax Cuts and Jobs Act,” first effective in 2018, made broad and complex changes to the U.S tax code including, but not limited to, (1) eliminating U.S federal income taxes on dividends from certain foreign investments, such as Telesat; (2) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, including Telesat, as part of GILTI; (3) limiting the use of FTCs to reduce U.S. federal tax liability; (4) creating the base erosion anti-abuse tax, a new minimum tax; (5) creating a new limit on deductible interest expense; and (6) changing the rules related to the use of NOL carryforwards created in tax years beginning after December 31, 2017. During 2018, in accordance with SAB 118, we recognized the income tax effects of additional regulatory guidance issued by the U.S. Treasury and Internal Revenue Service on various provisions of the Tax Cuts and Jobs Act. Based upon our interpretation of this guidance, we determined that, after the utilization of allowable tax credits, federal income tax imposed on the future recognition of GILTI from Telesat will be zero. Since we anticipate that our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets are valued at zero. Therefore, as of December 31, 2018, we reduced deferred tax assets by $1.5 million with a corresponding increase to our deferred income tax provision.

 To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net Income (Loss) of Affiliates

	Year Ended December 31,
	2019	2018
	(In thousands)
Telesat	$101,403	$(24,412)

The following is a reconciliation of the changes in our investment in Telesat for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	(In thousands)
Opening Balance, January 1,		$24,574		$53,430
Components of equity in net income (loss) of Telesat:
Equity in net income (loss) of Telesat	$97,856		$(25,603)
Eliminations of affiliate transactions and related amortization	3,547	101,403	1,191	(24,412)
Equity in Telesat-related other comprehensive (loss) income:
Prior years (1)	(22,056)		—
Current year	(13,737)	(35,793)	22,033	22,033
Cumulative effect adjustment of accounting change (2)		—		(26,477)
Ending balance, December 31,		$90,184		$24,574

(1)

In the third quarter of 2019, we recorded an out-of-period correction to decrease our investment in Telesat and increase other comprehensive loss by $22.1 million. This non-cash adjustment was made to record the cumulative translation adjustment on our investment in Telesat from November 2007, when we first acquired our ownership interest in Telesat, to December 31, 2018. The adjustment resulted from translating our share of Telesat’s equity from Canadian dollars to U.S. dollars at historical foreign exchange rates in accordance with ASC 830, Foreign Currency Matters, as required by ASC 323, Investments – Equity Method and Joint Ventures. Previously, we translated our share of Telesat’s equity from Canadian dollars to U.S. dollars at current foreign exchange rates at each balance sheet date.  This adjustment had no effect on our equity in net income (loss) of Telesat for any current or prior reporting period.  The Company has not revised its financial statements for prior periods for this adjustment based on its belief that the effect of such adjustment is not material to the financial statements taken as a whole.

(2)

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

As of December 31, 2019, we held a 62.7% economic interest and a 32.6% voting interest in Telesat. Loral’s equity in net income of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income or loss of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat‑1 satellite and related assets.

Summary financial information for Telesat in accordance with U.S. GAAP in Canadian dollars and U.S. dollars for the years ended and as of December 31, 2019 and 2018 follows (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	914,000	902,932	687,868	699,596
Operating expenses	(172,431)	(177,335)	(129,770)	(137,400)
Depreciation, amortization and stock-based compensation	(282,069)	(265,165)	(212,282)	(205,451)
Other operating (expense) income	(862)	743	(649)	576
Operating income	458,638	461,175	345,167	357,321
Interest expense	(247,670)	(228,281)	(186,394)	(176,873)
Loss on refinancing	(114,493)	—	(86,166)	—
Foreign exchange gain (loss)	162,109	(262,008)	122,002	(203,005)
(Loss) gain on financial instruments	(55,859)	20,386	(42,039)	15,795
Other income	21,738	14,629	16,360	11,335
Income tax provision	(16,929)	(58,625)	(12,741)	(45,423)
Net income (loss)	207,534	(52,724)	156,189	(40,850)
Average exchange rate for translating Canadian dollars
to U.S. dollars (1 U.S. dollar equals)	1.3289	1.2912

	December 31,		December 31,
	2019	2018	2019	2018
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	1,139,605	856,575	877,294	628,125
Total assets	5,365,307	5,376,860	4,130,337	3,942,847
Current liabilities	161,357	190,100	124,217	139,401
Long-term debt, including current portion	3,684,873	3,770,084	2,836,700	2,764,599
Total liabilities	4,552,467	4,738,181	3,504,594	3,474,504
Shareholders’ equity	812,840	638,679	625,743	468,343
Period end exchange rate for translating Canadian dollars
to U.S. dollars (1 U.S. dollar equals)	1.2990	1.3637

Telesat’s revenue decreased by $11.7 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, the reduction of service for a North American DTH customer, lower equipment sales to enterprise customers, lower revenue from certain enterprise customers in the resource sector and lower revenue due to the completion of an enterprise agreement that provided for a prepayment for services which was accounted for as having a significant financing component. These decreases were partially offset by higher revenue from the Telstar 19 VANTAGE and Telstar 18 VANTAGE satellites, which began service in August 2018 and October 2018, respectively,  an increase in revenue from short-term services provided to other satellite operators and higher consulting revenues. The foreign exchange rate change decreased Telesat’s revenue by approximately $9.5 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Telesat’s operating expenses decreased by $7.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to lower cost of sales principally due to lower equipment sales, lower rent expense, and the impact of the change in the U.S. dollar/Canadian exchange rate on Canadian dollar denominated expenses, partially offset by higher consulting expenses. The foreign exchange rate change decreased Telesat’s operating expenses by approximately $2.3 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Telesat’s depreciation, amortization and stock-based compensation increased by $6.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to depreciation on the Telstar 19 VANTAGE and Telstar 18 VANTAGE satellites, which began commercial service in August 2018 and October 2018, respectively, and higher stock-based compensation.

The loss on refinancing of $86.2 million for the year ended December 31, 2019 related to the redemption of Telesat’s 8.875% senior notes and the refinancing of former senior secured credit facilities, which occurred in the fourth quarter of 2019.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2019, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2019, Telesat’s U.S. dollar denominated debt totaled $2.86 billion. As of December 31, 2019, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) Telesat’s net income by approximately $133.1 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Backlog

Telesat’s backlog as of December 31, 2019 and 2018 was $2.5 billion and $2.7 billion, respectively. It is expected that approximately 21.5% of satellite services backlog will be recognized as revenue by Telesat during 2020. As of December 31, 2019, Telesat had received approximately $339.0 million of customer prepayments.

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

Investments in Affiliates

Our investments in affiliates are accounted for using the equity method of accounting under U.S. GAAP.  The carrying value of our investments in affiliates is reviewed for impairment in accordance with Financial Accounting Standards Board (“FASB”) Codification Topic 323 Investments – Equity Method and Joint Ventures. We monitor our equity method investments for factors indicating other-than-temporary decrease in value. An impairment charge would be recognized when the decrease in value is determined to be other-than-temporary. The fair value of each investment is determined based on the income approach by discounting our investee’s projected annual free cash flows to their present value using a rate of return appropriate for the risk of achieving the projected cash flows. Telesat’s financial statements are prepared in accordance with international financial reporting standards (“IFRS”). To allow our reporting of our investment in Telesat under U.S. GAAP, Telesat provides us with a reconciliation of its financial statements from IFRS to U.S. GAAP.

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

These provisions are applicable to all of our assets and liabilities that are measured and recorded at fair value.

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2019:

	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents: Money market funds	$256,915	$—	$—
Other current assets:
Indemnification - Sale of SSL	$—	$—	$598
Liabilities
Long term liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$145

The carrying amount of money market funds approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of December 31, 2019.

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

The asset resulting from the indemnification of SSL is for certain pre-closing taxes and reflects the excess of payments since inception over refunds and the estimated remaining liability, which was originally determined using the fair value objective approach. The estimated liability for indemnifications relating to Globalstar do Brasil S.A. (“GdB”), originally determined using expected value analysis, is net of payments since inception.

Taxation

Loral is subject to U.S. federal, state and local income taxation on its worldwide income and foreign taxes on certain income from sources outside the United States. Our foreign subsidiaries are subject to taxation in local jurisdictions. Telesat is subject to tax in Canada and other jurisdictions and Loral will provide in operating earnings any additional U.S. current and deferred tax required on distributions received or deemed to be received from Telesat, including GILTI.

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

Pension and Other Employee Benefits

We maintain a qualified pension plan, which is a defined benefit pension plan. In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. Healthcare benefits end when the retiree reaches age 65. Pension and other employee post-retirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in these pension and other employee post-retirement benefit costs may occur in the future due to changes in these assumptions, as well as our actual experience.

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. The discount rate determined on this basis for the qualified pension plan and other employee post-retirement benefit costs was 3.25% and 4.25% as of December 31, 2019 and 2018, respectively.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments, fixed income investments and real assets. Both equity and fixed income investment types may include alternative investments which are permitted to be up to 20% of total plan assets. Pension plan assets are primarily managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment managers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 56.5% in liquid return-seeking investments, 29% in fixed income investments and 14.5% in alternative investments. The expected long-term annual rate of return on plan assets was 7.25% for 2019 and 2018. For 2020, we have updated our expected long-term rate of return to 7.00%.

Pension and other employee post-retirement benefit costs (“Net Periodic Costs”) included in income from continuing operations in 2020 are expected to be approximately $1.0 million, compared with $1.3 million in 2019.  Net Periodic Costs include amortization of actuarial gains and losses presented in accumulated other comprehensive loss. We use the corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of 10% of the larger of the benefit obligation or fair value of plan assets are amortized on a straight-line basis. Changes in Net Periodic Costs are partly driven by changes in discount rate and expected long-term rate of return. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased Net Periodic Costs by approximately $0.2 million in 2019.

The benefit obligations for pensions and other employee post-retirement benefits exceeded the fair value of plan assets by $17.5 million at December 31, 2019. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

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

Cash and Available Credit

At December 31, 2019, Loral had $259.1 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of December 31, 2019 increased by $2.1 million from December 31, 2018 due primarily to $5.8 million of interest and investment income, $5.3 million of income tax refunds, net of income tax payments, and a $1.8 million recovery of our tax indemnification receivable from SSL, partially offset by corporate expenses of $6.2 million, adjusted for changes in working capital and net of consulting fees from Telesat, post-retirement benefits funding of $1.0 million and payments of $3.6 million related to strategic initiatives. A discussion of cash changes by activity is set forth in the section “Net Cash Provided by Operating Activities.”

The Company did not have a credit facility as of December 31, 2019 and 2018.

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

In 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. We intend to use the proceeds of such distribution, net of reasonable reserves for working capital and other liabilities, to make a distribution or return capital to our stockholders. There can be no assurance as to the amount and timing of any such distribution or return of capital, and such distribution or return of capital may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

Risks to Cash Flow

In 2012, we sold our former subsidiary, SSL, to MDA. Under the terms of the purchase agreement, we are obligated to indemnify MDA from liabilities with respect to certain pre-closing taxes the total amount of which has not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

Telesat

Cash and Available Credit

As of December 31, 2019, Telesat had CAD 1.03 billion of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of December 31, 2019, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

The construction of any satellite replacement or expansion program, including Telesat’s planned LEO constellation, will require significant capital expenditures. Cash required for any future satellite programs may be funded from a range of sources including: cash and short-term investments; cash flow from operating activities; cash flow from customer prepayments or through borrowings on the revolving credit facility under Telesat’s senior secured credit facilities; vendor financing; equity investments; export credit agency financing; additional secured or unsecured financing; proceeds received from repurposing C-band spectrum, and from government sources. In addition, Telesat may sell certain satellite assets and, in accordance with the terms and conditions of Telesat’s senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under Telesat’s senior secured credit facilities. Telesat’s ability to access these sources of funding, however, is not guaranteed, and therefore, Telesat may not be able to fully fund additional replacement or new satellite programs.

Debt

Telesat’s debt as of December 31, 2019 and 2018 was as follows:

			December 31,
	Maturity	Currency	2019	2018
			(in thousands)
Former senior secured credit facilities:
Revolving credit facility		USD or CAD equivalent	$—	$—
Term Loan B - U.S. facility		USD	—	2,326,049
8.875% Senior notes		USD	—	500,000
Senior secured credit facilities:
Revolving credit facility	December 2024	USD or CAD equivalent	—	—
Term Loan B - U.S. facility	December 2026	USD	1,908,500	—
6.5% Senior notes	October 2027	USD	550,000	—
4.875% Senior secured notes	June 2027	USD	400,000	—
			2,858,500	2,826,049
Less: Deferred financing costs and prepayment
options			(302)	(95,076)
Total debt under international financial
reporting standards			2,858,198	2,730,973
U.S. GAAP adjustments			(21,498)	33,626
Total debt under U.S. GAAP			2,836,700	2,764,599
Current portion			16,480	5,784
Long term portion			$2,820,220	$2,758,815

On October 11, 2019, Telesat issued $550.0 million of 6.5% senior notes maturing in October 2027. The 6.5% senior notes are effectively subordinated to Telesat’s secured indebtedness, including the obligations under its senior secured credit facilities and its 4.875% senior secured notes.

On October 11, 2019, Telesat used the net proceeds from the 6.5% senior notes offering together with available cash on hand to redeem its $500 million 8.875% senior notes due November 15, 2024 by repaying all outstanding amounts, including principal, redemption premium and discounted interest to November 15, 2019.

On December 6, 2019, Telesat entered into amended senior secured credit facilities which provide for term loan borrowings of $1,908.5 million which mature in December 2026 and revolving credit facilities of up to $200 million (or Canadian dollar equivalent) which mature in December 2024. Telesat also issued, through a private placement, $400 million of 4.875% senior secured notes which mature in June 2027.

On December 6, 2019, Telesat repaid all outstanding amounts, including related fees and expenses, under its former senior secured credit facilities.

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

Telesat’s senior secured credit facilities are comprised of the following facilities:

i— Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing in  December 2024. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 0.75% to 1.25% is applied to the Prime Rate and ABR as these interest rates are defined in the senior credit facilities. For Bankers’ Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 1.75% to 2.25% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. Telesat’s Revolving Facility currently has an unused commitment fee that ranges from 25 to 37.5 basis points per annum, depending upon the result of the total leverage ratio. As of December 31, 2019, other than approximately CAD 0.1 million in drawings related to letters of credit, there were no borrowings under this facility.

ii— Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (“U.S. TLB Facility”) is a $1,908.5 million facility maturing in December 2026. As of December 31, 2019, $1,908.5 million of this facility was outstanding, which represents the full amount available. The borrowings under Telesat’s U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the senior secured credit facilities plus an applicable margin of 2.75%; or (ii) Alternative Base Rate as determined in accordance with the terms of the senior secured credit facilities plus an applicable margin of 1.75%.

The mandatory principal repayments on Telesat’s U.S. TLB Facility are one quarter of 1.00% of the value of the loan, which must be paid on the last day of each quarter, commencing on March 31, 2020.

Senior Secured Notes

Telesat’s senior secured notes, in the amount of $400.0 million, bear interest at an annual rate of 4.875% and are due in June 2027. They include covenants or terms that restrict Telesat’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, investments or acquisitions, enter into certain transactions with affiliates, modify or cancel its satellite insurance, effect mergers with another entity, and redeem its senior secured notes, without penalty, before December 1, 2024, in each case subject to exceptions provided in the senior secured notes indenture.

The senior secured notes indenture contains covenants that restrict the ability of Telesat and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sale-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents.

Senior Notes

Telesat’s senior notes, in the amount of $550 million, bear interest at an annual rate of 6.5% and are due in October 2027. They include covenants or terms that restrict Telesat’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, investments or acquisitions, enter into certain transactions with affiliates, modify or cancel its satellite insurance, effect mergers with another entity, and redeem its senior notes, without penalty, before October 15, 2024, in each case subject to exceptions provided in the senior notes indenture.

As at December 31, 2019, Telesat was in compliance with the financial covenants of its senior secured credit facilities, the indenture governing its senior secured notes and the indenture governing its senior notes.

Debt Service Cost

The interest expense on Telesat’s senior secured credit facilities, senior notes, senior secured notes and interest rate swaps, excluding the impact of the amortization of deferred financing costs, interest rate floors, prepayment options and net gain on repricing/repayment for the year ended December 31, 2019 was CAD 204.0 million.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of December 31, 2019, Telesat had three outstanding interest rate swaps which hedge the interest rate risk associated with the variable interest rate on $1.35 billion of U.S. denominated Term Loan B borrowings. These contracts, which mature between September 2020 and September 2022, are at fixed interest rates ranging from 1.84% to 2.04%, excluding applicable margin. As of December 31, 2019, the fair value of the interest rate swaps was a net liability of $6.1 million.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of December 31, 2019 was a net liability of $0.5 million.

Development Costs and Capital Expenditures

Telesat has entered into contracts for the development of its LEO constellation and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 41.9 million as of December 31, 2019. These expenditures may be funded from some or all of the following: cash and short-term investments; cash flow from operating activities; cash flow from customer prepayments or funds available under the revolving credit facility.

Statements of Cash Flow

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $2.1 million for the year ended December 31, 2019.

Net cash provided by operating activities from continuing operations was $0.3 million for the year ended December 31, 2019, consisting primarily of a  $4.4 million change in income tax accounts mainly attributable to the receipt of income tax refunds and a $4.0 million increase in other liabilities, primarily due to an increase in the liability for uncertain tax positions, partially offset by  a $7.6 million cash use attributable to net income adjusted for non-cash operating items and a $0.6 million decrease in pension and other post-retirement liabilities.

Net cash provided by operating activities from discontinued operations was $1.8 million for the year ended December 31, 2019 attributable to a tax indemnification recovery related to the SSL Sale.

Net cash provided by operating activities from continuing operations was $1.9 million for the year ended December 31, 2018, consisting primarily of $44.2 million attributable to income from continuing operations adjusted for non-cash operating items and a decrease in income taxes receivable of $8 million, partially offset by a  reduction in other long term liabilities of $48 million, primarily due to a decrease in the liability for uncertain tax positions, and a $2.4 million decrease in pension and post-retirement liabilities primarily due to pension funding.

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

Other

Loral’s operating cash flows for 2019 and 2018 included contributions of approximately $1.0 million and $2.4 million, respectively, to the qualified pension plan and for other post-retirement benefits.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our president and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of December 31, 2019, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s  rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our president and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting

In our quarterly report for the third quarter of 2019, we identified and disclosed a material weakness in our internal control over financial reporting. The material weakness resulted from the lack of controls which allowed historical misapplication of ASC 830, Foreign Currency Matters, in accounting for our ownership interest in Telesat using the equity method of accounting as required by ASC 323, Investments – Equity Method and Joint Ventures. Specifically, we did not record our share of the cumulative translation adjustment (“CTA”) upon translation of Telesat’s equity from Canadian dollars to U.S. dollars. Previously, we translated our share of Telesat’s equity from Canadian dollars to U.S. dollars at current foreign exchange rates, whereas, it should have been translated at historical foreign exchange rates thereby generating CTA.

Our management also revaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 and concluded that, because of the material weakness identified above, our internal control over financial reporting was not effective as of December 31, 2018.

To remediate the material weakness described above, we instituted a process, which included relevant controls, to calculate, record and monitor the propriety of CTA in future periods.

We have successfully completed the testing necessary to conclude that the previously identified material weakness has been remediated as of December 31, 2019.

Except as noted above, there was no change in the Company’s internal control over financial reporting as of December 31, 2019  that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To the Board of Directors and Shareholders of

Loral Space & Communications Inc.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 12, 2020, expressed an unqualified opinion on those financial statements, and includes an explanatory paragraph relating to the adoption of the new lease standard by the Company’s equity method investment, Telesat Canada.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 12, 2020

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of March 12, 2020.

Name	Age	Position
Avi Katz	61	President, General Counsel and Secretary since December 2012. Senior Vice President, General Counsel and Secretary from January 2008 to December 2012.
John Capogrossi	66

Vice President, Chief Financial Officer and Treasurer since January 2016. Vice President, Chief Financial Officer, Treasurer and Controller from March 2013 to January 2016. Vice President and Controller from January 2008 to March 2013.

Ravinder S. Girgla	56	Vice President and Controller since January 2016. Deputy Controller from February 2013 to January 2016. Assistant Controller from July 2008 to February 2013.

The remaining information required under Item 10 will be presented in the Company’s 2020 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10‑K.

Item 11.  Executive Compensation

Information required under Item 11 will be presented in the Company’s 2020 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12 will be presented in the Company’s 2020 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10‑K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required under Item 13 will be presented in the Company’s 2020 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10‑K.

Item 14.  Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2020 definitive proxy statement which is incorporated herein by reference or by amendment to this Annual Report on Form 10‑K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(6)

3.2	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(4)

3.3	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(8)

4.1	Description of Loral Securities Registered under Section 12 of the Exchange Act†

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

Exhibit
Number	Description

10.11	General Release dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡

10.12	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡

10.13	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Richard P. Mastoloni(16) ‡

10.14	Consulting Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(18) ‡

10.15	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(1) ‡

10.16	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(4) ‡

10.17	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(5) ‡

10.18	Form of Director 2009 Restricted Stock Unit Agreement(9) ‡

10.19	Form of Director 2010 Restricted Stock Unit Agreement(10) ‡

10.20	Form of Director 2011 Restricted Stock Unit Agreement(13) ‡

10.21	Form of Director 2012 Restricted Stock Unit Agreement(17) ‡

10.22	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011)(12) ‡

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

Exhibit
Number	Description

10.27

Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(20) ‡

10.28

Grant Agreement, dated as of January 28, 2016, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(21) ‡

10.29

Grant Agreement, dated as of September 6, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Erwin C. Hudson(27) ‡

10.30

Grant Agreement, dated as of November 28, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(28) ‡

10.31

Award Agreement for Restricted Share Units, dated as of November 28, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(28) ‡

10.32

Grant Agreement, dated as of November 28, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(28) ‡

10.33

Grant Agreement, dated as of March 18, 2019, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(30) ‡

14.1	Code of Conduct, Revised as of December 8, 2017, Updated as of December 6, 2018 and January 7, 2020†

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

23.2	Consent of Deloitte LLP†

31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

99.1	Certificate and Articles of Amalgamation of Telesat Canada, dated as of January 1, 2017(26)

Exhibit

Number	Description

99.2	By-Law No. 1 of Telesat Canada, dated as of January 1, 2017(26)

99.3

Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(22)

99.4

Amendment No. 1, dated as of April 2, 2013, to the Credit Agreement, dated as of March 28, 2012, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto(23)

99.5

Amendment No. 2, dated as of November 17, 2016, to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, by and among Telesat Holdings Inc., Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(24)

99.6

Amendment No. 3 dated December 19, 2016 to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, as further amended by Amendment No. 2 on November 17, 2016, by and among Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(25)

99.7

Amendment No. 4 dated February 1, 2017 to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, as further amended by Amendment No. 2 on November 17, 2016, and as further amended by Amendment No. 3 on December 19, 2016, by and among Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(25)

99.8

Amendment No. 5 dated April 26, 2018 to the Credit Agreement, dated as of March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, as further amended by Amendment No. 2 on November 17, 2016, as further amended by Amendment No. 3 on December 19, 2016 and as further amended by Amendment No. 4 on February 1, 2017, by and among Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer(29)

99.9

Amendment No. 6, dated December 6, 2019, to the Credit Agreement, dated March 28, 2012, as amended by Amendment No. 1 on April 2, 2013, as further amended by Amendment No. 2 on November 17, 2016, as further amended by Amendment No. 3 on December 19, 2016, as further amended by Amendment No. 4 on February 1, 2017 and as further amended by Amendment No. 5 on April 26, 2018, by and among Telesat Canada, Telesat LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C Issuer and the other financial institutions and other parties party thereto(31)

99.10

Indenture, dated October 11, 2019, with respect to Telesat Canada’s 6.500% Senior Notes due 2027, among Telesat Canada and Telesat LLC, as co-issuers, the guarantors party thereto and The Bank of New York Mellon, as Trustee(32)

99.11

Indenture, dated December 6, 2019, with respect to Telesat Canada’s 4.875% Senior Secured Notes due 2027, among Telesat Canada and Telesat LLC, as co-issuers, the guarantors party thereto and The Bank of New York Mellon, as Trustee and as a Notes Collateral Agent and the other Notes Collateral Agents party thereto(31)

Exhibit
Number	Description
101	Interactive Data Files†
(101.INS) XBRL Instance Document
(101.SCH) XBRL Taxonomy Extension Schema Document
(101.CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on November 23, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on November 2, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed December 21, 2007.
(4)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on December 23, 2008.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009 filed on May 11, 2009.
(6)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on May 20, 2009.
(7)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on June 30, 2009.
(8)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on January 15, 2010.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2009 filed on March 15, 2010.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2010 filed on March 15, 2011.
(11)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on June 13, 2011.
(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(13)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2011 filed on February 29, 2012.
(14)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on June 28, 2012.
(15)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on November 5, 2012.
(16)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on December 17, 2012.
(17)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012 filed on March 1, 2013.
(18)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on March 18, 2013.
(19)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on April 3, 2013.
(20)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on November 20, 2013.
(21)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed on January 29, 2016.
(22)	Incorporated by reference from the Report of Foreign Issuer on Form 6‑K filed by Telesat Canada on March 29, 2012.
(23)	Incorporated by reference from the Report of Foreign Issuer on Form 6‑K filed by Telesat Holdings Inc. on April 2, 2013.

(24)	Incorporated by reference from the Report of Foreign Issuer on Form 6‑K filed by Telesat Holdings Inc. on November 17, 2016.
(25)	Incorporated by reference from the Report of Foreign Issuer on Form 6‑K filed by Telesat Canada on February 2, 2017.
(26)	Incorporated by reference from the Annual Report on Form 20‑F filed by Telesat Canada on March 2, 2017.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2018.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 29, 2018.
(29)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on April 26, 2018.
(30)	Incorporated by reference from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2019 filed on November 12, 2019.
(31)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on December 11, 2019.
(32)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on October 11, 2019.

†Filed herewith.

‡Management contract or compensatory plan, contract or arrangement with directors or named executive officers.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ AVI KATZ
Avi Katz

President, General Counsel & Secretary
Dated: March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive Chairman of the Board	March 12, 2020
Mark H. Rachesky, M.D.

/s/ MICHAEL B. TARGOFF	Director, Vice Chairman of the Board	March 12, 2020
Michael B. Targoff

/s/ JOHN D. HARKEY, JR.	Director	March 12, 2020
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	March 12, 2020
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	March 12, 2020
John P. Stenbit

/s/ JANET T. YEUNG	Director	March 12, 2020
Janet T. Yeung

/s/ AVI KATZ	President, General Counsel & Secretary (Principal Executive Officer)	March 12, 2020
Avi Katz

/s/ JOHN CAPOGROSSI	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2020
John Capogrossi

/s/ RAVINDER S. GIRGLA	Vice President and Controller (Principal Accounting Officer)	March 12, 2020
Ravinder S. Girgla

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loral Space & Communications Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 5 to the financial statements, the Company’s equity method investment, Telesat Canada, has changed its method of accounting for leases in fiscal year 2019 due to the adoption of the new lease standard.

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

 /s/ DELOITTE & TOUCHE LLP

New York, New York

March 12, 2020

We have served as the Company's auditor since 1996.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$259,067	$256,947
Income tax refund receivable	576	3,903
Other current assets	1,322	3,232
Total current assets	260,965	264,082
Right-of-use asset	988	—
Income tax refund receivable, non-current	387	774
Investments in affiliates	90,184	24,574
Deferred tax assets	37,945	40,520
Other assets	341	350
Total assets	$390,810	$330,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$2,611	$2,573
Other current liabilities	2,883	1,495
Total current liabilities	5,494	4,068
Pension and other post-retirement liabilities	17,447	15,167
Other liabilities	17,842	13,499
Total liabilities	40,783	32,734
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
no shares issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized,
21,581,572 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized,
9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(605,766)	(695,521)
Accumulated other comprehensive loss	(54,914)	(17,620)
Total shareholders' equity	350,027	297,566
Total liabilities and shareholders' equity	$390,810	$330,300

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
General and administrative expenses	$(6,612)	$(6,534)
Operating loss	(6,612)	(6,534)
Interest and investment income	5,727	4,746
Interest expense	(24)	(26)
Other expense	(4,586)	(3,445)
Loss from continuing operations before income taxes and equity in
net income (loss) of affiliates	(5,495)	(5,259)
Income tax (provision) benefit	(6,153)	39,348
(Loss) income from continuing operations before equity in
net income (loss) of affiliates	(11,648)	34,089
Equity in net income (loss) of affiliates	101,403	(24,412)
Income from continuing operations	89,755	9,677
Loss from discontinued operations, net of tax	—	(63)
Net income	$89,755	$9,614

Net income per share:

Basic
Income from continuing operations	$2.9	$0.31
Loss from discontinued operations, net of tax	—	—
Net income	$2.9	$0.31

Diluted
Income from continuing operations	$2.88	$0.31
Loss from discontinued operations, net of tax	—	—
Net income	$2.88	$0.31

Weighted average common shares outstanding:
Basic	30,933	30,933
Diluted	31,008	31,008

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2019	2018
Net income	$89,755	$9,614
Other comprehensive (loss) income, net of tax:
Pension and other post-retirement benefits	(1,511)	1,798
Proportionate share of Telesat other comprehensive (loss) income	(35,783)	22,033
Other comprehensive (loss) income, net of tax	(37,294)	23,831
Comprehensive income	$52,461	$33,445

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2018	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(682,831)	$(37,278)	$290,598
Net income								9,614
Other comprehensive income									23,831
Comprehensive income										33,445
Tax Cuts and Jobs Act,
reclassification tax effect								4,173	(4,173)	—
Cumulative effect
adjustment attributable
to investment in Telesat								(26,477)		(26,477)
Balance, December 31, 2018	21,582	216	9,506	95	1,019,988	154	(9,592)	(695,521)	(17,620)	297,566
Net income								89,755	—	—
Other comprehensive loss									(37,294)
Comprehensive income										52,461
Balance, December 31, 2019	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(605,766)	$(54,914)	$350,027

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Operating activities:
Net income	$89,755	$9,614
Loss from discontinued operations, net of tax	—	63
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating items (Note 2)	(97,384)	34,539
Changes in operating assets and liabilities:
Other current assets	98	(133)
Accrued employment costs and other current liabilities	93	184
Income taxes payable and receivable	4,387	7,978
Pension and other post-retirement liabilities	(633)	(2,411)
Other liabilities	3,998	(47,976)
Net cash provided by operating activities - continuing operations	314	1,858
Net cash provided by (used in) operating activities – discontinued operations	1,812	(46)
Net cash provided by operating activities	2,126	1,812
Investing activities:
Capital expenditures	(6)	(4)
Net cash used in investing activities – continuing operations	(6)	(4)
Net cash used in investing activities - discontinued operations	—	—
Net cash used in investing activities	(6)	(4)
Cash, cash equivalents and restricted cash — period increase	2,120	1,808
Cash, cash equivalents and restricted cash — beginning of year	257,251	255,443
Cash, cash equivalents and restricted cash — end of year	$259,371	$257,251

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

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting under U.S. GAAP. Telesat’s financial statements are prepared in accordance with international financial reporting standards (“IFRS”). To allow our reporting of our investment in Telesat under U.S. GAAP, Telesat provides us with a reconciliation of its financial statements from IFRS to U.S. GAAP. Income and losses of Telesat are recorded based on our economic interest. The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash Distribution”) since we have no obligation to provide future financial support to Telesat. After receiving an Excess Cash Distribution, we do not record additional equity in net income of Telesat until our share of Telesat’s future net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We had no guarantees or other funding obligations for our equity method investments as of December 31, 2019 and 2018. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other‑than-temporary.

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

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2019, the Company had $259.1 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

As of December 31, 2019 and December 31, 2018, the Company had restricted cash of $0.3 million, representing the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in August 2021, has been provided as a guaranty to the lessor of our corporate offices.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the consolidated statement of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$259,067	$256,947
Restricted cash included in other assets	304	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$259,371	$257,251

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of December 31, 2019 and December 31, 2018, our cash and cash equivalents were invested primarily in several liquid Prime and Government AAA money market funds. Such funds are not insured by the Federal Deposit Insurance Corporation. The dispersion across funds reduces the exposure of a default at any one fund. As a result, management believes that its potential credit risks are minimal.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value on a  recurring or non-recurring basis (in thousands):

	December 31, 2019			December 31, 2018,
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$256,915	$—	$—	$254,552	$—	$—
Other current assets:
Indemnification - Sale of SSL	$—	$—	$598	$—	$—	$2,410
Liabilities
Long term liabilities
Indemnification - Globalstar do Brasil S.A.	$—	$—	$145	$—	$—	$184

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of December 31, 2019 and December 31, 2018.

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

The asset resulting from the indemnification of SSL is for certain pre-closing taxes and reflects the excess of payments since inception over refunds and the estimated remaining liability, which was originally determined using the fair value objective approach. The estimated liability for indemnifications relating to Globalstar do Brasil S.A. (“GdB”), originally determined using expected value analysis, is net of payments since inception.

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

Earnings per Share

Basic earnings per share are computed based upon the weighted average number of shares of voting and non-voting common stock outstanding during each period. Shares of non-voting common stock are in all respects identical to and treated equally with shares of voting common stock except for the absence of voting rights (other than as provided in Loral’s Amended and Restated Certificate of Incorporation which was ratified by Loral’s stockholders on May 19, 2009). Diluted earnings per share are based on the weighted average number of shares of voting and non-voting common stock outstanding during each period, adjusted for the effect of unvested or unconverted restricted stock units. For diluted earnings per share, earnings are adjusted for the dilutive effect of Telesat stock options and restricted share units.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2019	2018
Non-cash operating items
Equity in net (income) loss of affiliates	$(101,403)	$24,412
Deferred taxes	2,987	9,030
Depreciation	15	26
Right-of-use asset, net of lease liability	9	—
Amortization of prior service credit and actuarial loss	1,008	1,071
Net non-cash operating items – continuing operations	$(97,384)	$34,539

Supplemental information:
Interest paid – continuing operations	$24	$26
Income tax refunds	$5,547	$8,619
Income tax payments	$288	$264

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in ASU No. 2018-14 remove certain disclosures that are no longer considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant to improve effectiveness of disclosures related to employer sponsored defined benefit or other postretirement plans. The new guidance is effective for the Company on January 1, 2021, with earlier application permitted in any interim or annual period. The amendments in this ASU are applied on a retrospective basis to all periods presented. The Company early adopted the new guidance in the fourth quarter of 2018 by providing the required additional disclosures for all periods presented (see Note 11).

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 eliminates, amends, and adds disclosure requirements to improve the effectiveness of fair value measurement disclosures. While certain amendments are to be applied prospectively, all other amendments are to be applied retrospectively to all periods presented. The new guidance is effective for the Company on January 1, 2020, with earlier application permitted. We will adopt the new guidance in the first quarter of 2020. While we continue to assess the potential impact of the new guidance, we do not expect it to have a material effect on our consolidated financial statements.

In February 2016, the FASB amended the Accounting Standards Codification (“ASC”) by creating ASC Topic 842, Leases (“ASC 842”). ASC Topic 842 requires a lessee to record a right-of-use asset and a lease liability for all leases with a lease term greater than 12 months. The main difference between previous U.S. GAAP and ASC Topic 842 is the recognition under ASC 842 of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance was effective for the Company on January 1, 2019. We adopted ASC 842 in the first quarter of 2019 utilizing the modified retrospective method with a practical expedient through a cumulative-effect adjustment at the beginning of the first quarter of 2019. As a result, on January 1, 2019, we recognized a right-of-use asset and lease liability for an operating lease of approximately $0.3 million on our consolidated balance sheet.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Equity in
	Pension and	Telesat-related	Accumulated
	Other	Other	Other
	Post-retirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance, January 1, 2018	$(16,454)	$(20,824)	$(37,278)

Other comprehensive income before reclassification	953	22,033	22,986
Amounts reclassified from accumulated other comprehensive loss	845	—	845
Net current-period other comprehensive income	1,798	22,033	23,831
Tax Cuts and Jobs Act, reclassification of tax effect
from accumulated other comprehensive loss to accumulated deficit	—	(4,173)	(4,173)
Balance, December 31, 2018	(14,656)	(2,964)	(17,620)

Other comprehensive loss before reclassification:
Prior periods (see Note 5)	—	(22,050)	(22,050)
Current period	(2,307)	(13,733)	(16,040)
Other comprehensive loss before reclassification	(2,307)	(35,783)	(38,090)
Amounts reclassified from accumulated other comprehensive loss	796	—	796
Net current-period other comprehensive loss	(1,511)	(35,783)	(37,294)
Balance, December 31, 2019	$(16,167)	$(38,747)	$(54,914)

The components of other comprehensive (loss) income and related tax effects are as follows (in thousands):

	Before-Tax Amount		Tax Benefit (Provision)		Net-of-Tax Amount
Year ended December 31, 2019
Pension and other post-retirement benefits:
Net actuarial loss and prior service credits	$(2,921)		$614		$(2,307)
Amortization of prior service credits and net actuarial loss	1,008	(a)	(212)		796
Pension and other post-retirement benefits:	(1,913)		402		(1,511)

Equity in Telesat-related other comprehensive loss:
Prior periods (See Note 5)	(22,056)		6		(22,050)
Current period	(13,737)		4		(13,733)
Equity in Telesat-related other comprehensive loss	(35,793)		10	(b)	(35,783)

Other comprehensive loss	$(37,706)		$412		$(37,294)

Year ended December 31, 2018
Pension and other post-retirement benefits:
Net actuarial gain and prior service credits	$1,208		$(255)		$953
Amortization of prior service credits and net actuarial loss	1,071	(a)	(226)		845
Pension and other post-retirement benefits:	2,279		(481)		1,798

Equity in Telesat-related other comprehensive income	22,033		—	(b)	22,033
Other comprehensive income	$24,312		$(481)		$23,831

(a)	Reclassifications are included in other expenses.
(b)	See Note 7, Income Taxes

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Other Current Assets

Other current assets consist of (in thousands):

	December 31,
	2019	2018
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	$598	$2,410
Due from affiliates	186	161
Prepaid expenses	164	151
Other	374	510
	$1,322	$3,232

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	December 31,
	2019	2018
Telesat	$90,184	$24,574

Equity in net income (loss) of affiliates consists of (in thousands):

	Year Ended December 31,
	2019	2018
Telesat	$101,403	$(24,412)

Telesat

As of December 31, 2019, we held a 62.7% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.6% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

In addition to recording our share of equity in net income (loss) of Telesat, we also recorded our share of equity in other comprehensive (loss) income of Telesat of $(35.8) million and $22.0 million for the years ended December 31, 2019 and 2018, respectively.

In the third quarter of 2019, we recorded an out-of-period correction to decrease our investment in Telesat and increase other comprehensive loss by $22.1 million. This non-cash adjustment was made to record the cumulative translation adjustment on our investment in Telesat from November 2007, when we first acquired our ownership interest in Telesat, to December 31, 2018. The adjustment resulted from translating our share of Telesat’s equity from Canadian dollars to U.S. dollars at historical foreign exchange rates in accordance with ASC 830, Foreign Currency Matters, as required by ASC 323, Investments – Equity Method and Joint Ventures. Previously, we translated our share of Telesat’s equity from Canadian dollars to U.S. dollars at current foreign exchange rates at each balance sheet date.  This adjustment had no effect on our equity in net income (loss) of Telesat for any current or prior reporting period.  The Company has not revised its financial statements for prior periods for this adjustment based on its belief that the effect of such adjustment is not material to the financial statements taken as a whole.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 1, 2019, Telesat adopted ASC 842, Leases, for its U.S. GAAP reporting which we use to record our equity income in Telesat. Telesat adopted the new guidance using the modified retrospective approach with the cumulative effect of initially applying the standard being recorded on the balance sheet. As a result, on January 1, 2019, Telesat recognized a right-of-use asset of $19.6 million and lease liability of $20.0 million on its consolidated balance sheet. Comparative summary financial information of Telesat presented below has not been restated and continues to be reported under the accounting standards in effect for those periods presented.

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

On October 11, 2019, Telesat issued $550.0 million of 6.5% senior notes maturing in October 2027. The 6.5% senior notes are effectively subordinated to Telesat’s secured indebtedness, including the obligations under its senior secured credit facilities and its 4.875% senior secured notes.

On October 11, 2019, Telesat used the net proceeds from the 6.5% senior notes offering together with available cash on hand to redeem its $500 million 8.875% senior notes due November 15, 2024 by repaying all outstanding amounts, including principal, redemption premium and discounted interest to November 15, 2019.

On December 6, 2019, Telesat entered into amended senior secured credit facilities which provide for term loan borrowings of $1,908.5 million which mature in December 2026 and revolving credit facilities of up to $200 million (or Canadian dollar equivalent) which mature in December 2024. Telesat also issued, through a private placement, $400 million of 4.875% senior secured notes which mature in June 2027.

On December 6, 2019, Telesat repaid all outstanding amounts, including related fees and expenses, under its former senior secured credit facilities.

In March 2018, Telesat made a $50 million voluntary payment on the U.S. TLB Facility.

In April 2018, Telesat amended the former senior secured credit facilities, resulting in a reduction of the margin on the U.S. TLB Facility to 2.5% from 3.0%.

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of December 31, 2019, Telesat’s Total Leverage Ratio was 4.63:1.00. Telesat is, however, permitted to pay annual consulting fees of $5 million to Loral in cash (see Note 14).

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the years ended December 31, 2019 and 2018 and as of December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Statement of Operations Data:
Revenues	$687,868	$699,596
Operating expenses	(129,770)	(137,400)
Depreciation, amortization and stock-based compensation	(212,282)	(205,451)
Other operating (expense) income	(649)	576
Operating income	345,167	357,321
Interest expense	(186,394)	(176,873)
Loss on refinancing	(86,166)	—
Foreign exchange gain (loss)	122,002	(203,005)
(Loss) gain on financial instruments	(42,039)	15,795
Other income	16,360	11,335
Income tax provision	(12,741)	(45,423)
Net income (loss)	$156,189	$(40,850)

	December 31,
	2019	2018
Balance Sheet Data:
Current assets	$877,294	$628,125
Total assets	4,130,337	3,942,847
Current liabilities	124,217	139,401
Long-term debt, including current portion	2,836,700	2,764,599
Total liabilities	3,504,594	3,474,504
Shareholders’ equity	625,743	468,343

Other

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of December 31, 2019 and 2018, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

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

As of December 31, 2019 and 2018, the Company also held an indirect ownership interest in a foreign company that currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. As of December 31, 2019 and 2018, the carrying value of this investment was zero. Loral has written-off its investment in this company and has no future funding requirements relating to this investment. Accordingly, there is no requirement for us to provide for our allocated share of this company’s net losses. This company is currently in the process of dissolution and liquidation in Mexico, and Loral believes that it will not have any liability associated with this company upon completion of this process.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	December 31,
	2019	2018
Operating lease liability	652	—
Due to affiliate	$5	$164
Accrued professional fees	1,419	1,206
Pension and other post-retirement liabilities	77	69
Income taxes payable	673	—
Accrued liabilities	57	56
	$2,883	$1,495

7. Income Taxes

The following summarizes our income tax (provision) benefit (in thousands):

	Year Ended December 31,
	2019	2018
Current:
U.S. federal	$(2,918)	$47,761
State and local	2	867
Foreign	(250)	(250)
Total current	(3,166)	48,378
Deferred:
U.S. federal	(2,990)	(9,036)
State and local	3	6
Total deferred	(2,987)	(9,030)
Total income tax (provision) benefit	$(6,153)	$39,348

Our current income tax (provision) benefit includes an (increase) decrease to our liability for UTPs for (in thousands):

	Year Ended December 31,
	2019	2018
Unrecognized tax benefits	$(2,467)	$41,115
Interest expense	(1,570)	6,752
Total	$(4,037)	$47,867

The deferred income tax provision for each period includes the impact of equity in net income (loss) of affiliates in our consolidated statement of operations and the periodic effect of our accounting for GILTI.  After utilization of our net operating loss (“NOL”) carryforward and allowable tax credits, there was no federal income tax on GILTI from Telesat.

For 2018, the statute of limitations for the assessment of additional tax expired with regard to certain of our federal UTPs. As a result, the reduction to our liability for UTPs provided a current tax benefit including the reversal of previously recognized interest, partially offset by an additional provision for the potential payment of interest on our remaining UTPs.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Public Law 117-97, known as the “Tax Cuts and Jobs,” Act made broad and complex changes to the U.S tax code first effective in 2018 including, but not limited to, (1) eliminating U.S federal income taxes on dividends from certain foreign investments, such as Telesat; (2) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, including Telesat, as part of GILTI; (3) limiting the use of foreign tax credits (“FTCs”) to reduce U.S. federal tax liability; (4) creating the base erosion anti-abuse tax, a new minimum tax; (5) creating a new limit on deductible interest expense; and (6) changing the rules related to the use of NOL carryforwards created in tax years beginning after December 31, 2017. During 2018, in accordance with SAB 118, we recognized the income tax effects of additional regulatory guidance issued by the U.S. Treasury and Internal Revenue Service on various provisions of the Tax Cuts and Jobs Act. Based upon our interpretation of this guidance, we determined that, after the utilization of allowable tax credits, federal income tax imposed on the future recognition of GILTI from Telesat will be zero. Since we anticipate that our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets are valued at zero. Therefore, as of December 31, 2018, we reduced deferred tax assets by $1.5 million with a corresponding increase to our deferred income tax provision.

In addition to the income tax (provision) benefit presented above, we also recorded the following items (in thousands):

	Year Ended December 31,
	2019	2018
Tax benefit on loss from discontinued operations	$—	$16
Deferred tax benefit (provision) for adjustments in
other comprehensive loss (see Note 3)	412	(481)

The (provision) benefit for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate on the loss from continuing operations before income taxes and equity in net income (loss) of affiliates because of the effect of the following items (dollars in thousands):

	Year Ended December 31,
	2019	2018
U.S. Statutory Federal Corporate Income Tax Rate	21%	21%
Tax benefit	$1,154	$1,104
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	107	666
Equity in net income (loss) of affiliates	(5,055)	(6,241)
Federal (provision) benefit for unrecognized tax benefits	(1,226)	46,534
Nondeductible expenses	(695)	(957)
Change in valuation allowance	(118)	(4,329)
Income tax credits	—	4,554
Foreign income taxes	(250)	(250)
Effect of U.S. tax law changes	—	(1,542)
Other, net	(70)	(191)
Total income tax (provision) benefit	$(6,153)	$39,348

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018
Balance at January 1	$43,055	$70,410
Decreases as a result of statute expirations	(18)	(27,355)
Balance at December 31	$43,037	$43,055

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2014. Earlier years related to certain foreign jurisdictions remain subject to examination. To the extent allowed by law, the tax authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the NOL carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail.

Our liability for UTPs increased from $13.3 million at December 31, 2018 to $17.4 million at December 31, 2019 and is included in long-term liabilities in the consolidated balance sheets. At December 31, 2019, we have accrued $2.0 million for the potential payment of tax-related interest. If our positions are sustained by the taxing authorities, approximately $7.3 million of the tax benefits will reduce the Company’s income tax provision from continuing operations. Other than as described above, there were no significant changes to our unrecognized tax benefits during the year ended December 31, 2019, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

At December 31, 2019, we had federal FTC carryforwards of $109.6 million, federal NOL carryforwards of $95.3 million and New York NOL carryforwards of $1.5 million which expire from 2022 to 2034.

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

We assess the recoverability of our FTCs, NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We continue to maintain our valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2019, we had a valuation allowance totaling $128.5 million against our deferred tax assets for certain tax credits, primarily FTC carryovers from 2017, and loss carryovers due to the limited carryforward periods. During 2019, the valuation allowance increased by $0.1 million, which was recorded as a provision to continuing operations in our statement of operations. To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

During 2018, the valuation allowance increased by $4.3 million, which was recorded as a provision to continuing operations in our statement of operations.

The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$34,294	$36,875
Foreign tax credit carryforwards	126,007	126,007
Compensation and benefits	961	953
Indemnification liabilities	66	216
Other, net	305	219
Federal benefit of uncertain tax positions	428	98
Pension costs	3,375	3,157
Investments in and advances to affiliates	992	1,360
Total deferred tax assets before valuation allowance	166,428	168,885
Less valuation allowance	(128,483)	(128,365)
Deferred tax assets	$37,945	$40,520

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Other Liabilities

Other liabilities consists of (in thousands):

	December 31,
	2019	2018
Operating lease liability	$345	$—
Indemnification liabilities - other (see Note 13)	145	184
Liabilities for uncertain tax positions	17,352	13,315
	$17,842	$13,499

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that do not expire and remained unconverted as of December 31, 2019 and December 31, 2018. As of December 31, 2019, there is no unrecognized compensation cost related to non-vested awards.

10. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.3%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported income from continuing operations for the purpose of computing diluted earnings per share (in thousands):

	Year Ended December 31,
	2019	2018
Income from continuing operations — basic	$89,755	$9,677
Less: Adjustment for dilutive effect of Telesat stock options	(528)	—
Income from continuing operations — diluted	$89,227	$9,677

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

Other Benefits

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. For the years ended December 31, 2019 and 2018 certain of these benefits were provided through plans sponsored or managed by Telesat. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for our pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions. Medical coverage for retired employees and dependents ends when the retiree reaches age 65.

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2019 and 2018, and a statement of the funded status as of December 31, 2019 and 2018. We use a December 31 measurement date for the pension plan and other post-retirement benefits (in thousands).

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Reconciliation of benefit obligation:
Obligation at beginning of period	$49,020	$53,976	$479	$519
Service cost	722	715	—	1
Interest cost	2,018	1,855	21	18
Participant contributions	25	27	—	15
Actuarial loss (gain)	5,256	(5,725)	30	(36)
Benefit payments	(1,882)	(1,828)	(19)	(38)
Obligation at December 31,	55,159	49,020	511	479
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	34,263	35,640	—	—
Actual return on plan assets	4,798	(1,925)	—	—
Employer contributions	942	2,349	19	23
Participant contributions	25	27	—	15
Benefit payments	(1,882)	(1,828)	(19)	(38)
Fair value of plan assets at December 31,	38,146	34,263	—	—
Funded status at end of period	$(17,013)	$(14,757)	$(511)	$(479)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $17.5 million at December 31, 2019 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 3.25% and 4.25% at December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, the actuarial loss component of the change in benefit obligation of $5.3 million for the pension plan comprises $6.7 million attributable to the change in the discount rate partially offset by $1.4 million attributable to other factors. For the year ended December 31, 2018, the actuarial gain component of the change in benefit obligation of $5.7 million for the pension plan comprises $5.1 million attributable to the change in the discount rate and $0.6 million attributable to other factors. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations for pension and other post-retirement benefits by approximately $3.7 million and $3.4 million as of December 31, 2019 and 2018, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension plan and other post-retirement benefits.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2019 and 2018 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2019	2018	2019	2018
Actuarial loss	$(18,613)	$(16,728)	$(32)	$(4)

The amounts recognized in other comprehensive (loss) income during the years ended December 31, 2019 and 2018 consist of (in thousands):

	Year Ended December 31,
	2019		2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Actuarial (loss) gain during the period	$(2,891)	$(30)	$1,172	$36
Amortization of actuarial loss	1,006	2	1,041	8
Amortization of prior service cost	—	—	—	22
Total recognized in other comprehensive (loss) income	$(1,885)	$(28)	$2,213	$66

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2019	2018	2019	2018
Current Liabilities	$—	$—	$77	$69
Long-Term Liabilities	17,013	14,757	434	410
	$17,013	$14,757	$511	$479

The accumulated pension benefit obligation was $54.2 million and $48.2 million at December 31, 2019 and 2018, respectively.

During 2019, we contributed $0.9 million to the qualified pension plan and our contributions for the other employee post-retirement benefits were not significant. During 2020, based on current estimates, we expect our contributions to the qualified pension plan will be approximately $2.7 million. We expect that our funding of other employee post-retirement benefits during 2020 will not be significant.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the components of net periodic cost included in income from continuing operations for the plans for the years ended December 31, 2019 and 2018 (in thousands):

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Service cost (1)	$722	$715	$—	$1
Interest cost (2)	2,018	1,855	21	18
Expected return on plan assets (2)	(2,432)	(2,628)	—	—
Amortization of prior service cost (2)	—	—	—	22
Amortization of net actuarial loss (2)	1,006	1,041	2	8
Net periodic cost	$1,314	$983	$23	$49

(1)	Included in general and administrative expenses.
(2)	Included in other expense.

Assumptions

Assumptions used to determine net periodic cost:

	Year Ended December 31,
	2019	2018
Discount rate	4.25%	3.50%
Expected return on plan assets	7.25%	7.25%
Rate of compensation increase	4.25%	4.25%

Assumptions used to determine the benefit obligation:

	December 31,
	2019	2018
Discount rate	3.25%	4.25%
Rate of compensation increase	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Our expected long-term rate of return on plan assets for 2020 is 7.00%.

As of December 31, 2019 and 2018, the Company contributions remaining for other benefits were primarily for fixed amounts. Therefore, future health care cost trend rates will not affect Company costs and accumulated post-retirement benefit obligation.

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

Asset allocation policy is the principal method for achieving the pension plan’s investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. The pension plan’s actual and targeted asset allocations, are as follows:

	December 31, 2019	Target Allocation
	Actual Allocation	Target	Target Range
Liquid return-seeking investments	61%	56.5%	45-65%
Alternative investments	9%	14.5%	0-20%
Fixed income investments	30%	29.0%	20-40%
	100%	100%	100%

The target allocation within the liquid return-seeking portfolio is 75% global equities, 15% marketable real assets and 10% fixed income. Allocations may vary by up to 5% from these targets.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below provides the fair values of the Company’s pension plan assets, by asset category, at December 31, 2019 and 2018. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts.

	Fair Value Measurements
						Assets
						Measured
Asset Category	Total	Percentage	Level 1	Level 2	Level 3	at NAV(1)
	(Dollars in thousands)
At December 31, 2019
Liquid return-seeking:
Multi-asset fund(2)	$23,127	61%				$23,127
Fixed income securities:
Commingled funds(3)	11,463	30%				11,463
Alternative investments:
Equity long/short fund(4)	1,349	4%			$1,349
Private equity fund(5)	48	0%			48
Distressed opportunity limited partnership(6)	463	1%			463
Multi-strategy limited partnership(7)	1,696	4%			1,696
	3,556	9%	—	—	3,556	—
	$38,146	100%	—	—	$3,556	$34,590

At December 31, 2018
Liquid return-seeking:
Multi-asset fund(2)	$20,251	59%				$20,251
Fixed income securities:
Commingled funds(3)	10,869	32%				10,869
Alternative investments:
Equity long/short fund(4)	1,002	3%			$1,002
Private equity fund(5)	76	0%			76
Distressed opportunity limited partnership(6)	463	1%			463
Multi-strategy limited partnership(7)	1,602	5%			1,602
	3,143	9%	—	—	3,143	—
	$34,263	100%	—	—	$3,143	$31,120

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

(5)

Fund invests in portfolios of secondary interest in established venture capital, buyout, mezzanine and special situation funds on a global basis. Fund is valued on a quarterly lag with adjustment for subsequent cash activity. The fund terminates on July 12, 2020, subject to extension for up to two one-year periods. Earlier redemptions are not permitted.

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

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2019 and 2018 is presented below:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Private Equity Fund	Equity Long/Short Fund	Distressed Opportunity Ltd. Partnership	Multi Strategy Fund	Total
	(In thousands)
Balance, January 1, 2018	$83	$1,067	$504	$1,572	$3,226
Unrealized gain	10	(65)	(41)	30	(66)
Sales	(17)	—	—	—	(17)
Balance, December 31, 2018	76	1,002	463	1,602	3,143
Unrealized gain (loss)	(23)	347	—	94	418
Sales	(5)	—	—	—	(5)
Balance, December 31, 2019	$48	$1,349	$463	$1,696	$3,556

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

The annual audited financial statements of all funds are reviewed by the Company.

Benefit Payments

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Benefits
2020	$2,103	$78
2021	2,267	68
2022	2,368	58
2023	2,527	50
2024	2,770	41
2025 to 2029	14,831	128

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66⅔%. The Company also makes retirement contributions to the savings (401k) plan, which provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For each of the years ended December 31, 2019 and 2018, Company contributions were $0.1 million. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of December 31, 2019 and 2018.

13. Commitments and Contingencies

Financial Matters

In 2012, we sold our former subsidiary, SSL, to MDA Communications Holdings, Inc., a subsidiary of Maxar Technologies Inc. (formerly known as MacDonald, Dettwiler and Associates Ltd.) (“MDA”) pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA and its affiliates from liabilities with respect to certain pre-closing taxes. Our consolidated balance sheets include an indemnification refund receivable of $0.6 million and $2.4 million as of December 31, 2019 and 2018, respectively.  Certain tax assessments against SSL for 2007 to 2010 have been settled, resulting in our having received during the second and third quarters of 2019 refunds of prior indemnification payments totaling $1.8 million. The remaining receivable as of December 31, 2019 represents payments to date over the estimated fair value of the remaining liability for our indemnification of SSL pre-closing taxes where the final amounts have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our consolidated balance sheets include liabilities of $0.1 million and $0.2 million as of December 31, 2019 and 2018, respectively, for indemnification liabilities relating to the sale of GdB.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

See Note 14 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities.

Lease Arrangements

We lease a facility and certain equipment under agreements expiring at various dates. We may renew, extend or modify a lease covering facilities as needed. We have no sublease income in any of the periods presented.

We changed our method of accounting for leases in the first quarter of 2019 due to the adoption of ASC 842. We adopted ASC 842 as of January 1, 2019 using the modified retrospective transition method and elected to apply the transition as of the beginning of the period of adoption. Accordingly, financial information as of and for the year ended December 31, 2019 is presented under ASC 842, whereas the financial information as of and for the year ended December 31, 2018 is presented under ASC 840, Leases.

Upon adoption of ASC 842, we recognized a right-of-use asset and lease liability of $0.3 million for an operating lease on our consolidated balance sheet as of January 1, 2019. In March 2019, the operating lease was modified by extending the lease termination date from June 30, 2019 to June 30, 2020 and increasing the rent for the extension period. In December 2019, the operating lease was further modified by extending the lease termination date to June 30, 2021. As a result, the right-of-use asset increased to $1.0 million as of December 31, 2019. The right-of-use asset is being amortized over the life of the lease. Lease costs expensed for the years ended December 31, 2019 and 2018 were as follows (in thousands):

Lease Expense
Year ended December 31, 2019	$677
Year ended December 31, 2018	680

Lease payments for the year ended December 31, 2019 were $0.7 million. The remaining lease term as of December 31, 2019 is 18 months, and we used a discount rate of 7.5% to compute the lease liability at inception and at each modification date.

The following is a reconciliation of the future operating lease payments to operating lease liability as of December 31, 2019 (in thousands):

2020	$701
2021	350
Total operating lease payments	1,051
Less: Interest	(54)
Operating lease liability	$997

Amounts recognized in Balance Sheet
Other current liabilities	$652
Other liabilities	345
$997

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

Various funds affiliated with MHR and Dr. Rachesky held, as of December 31, 2019 and December 31, 2018, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses for each of the years ended December 31, 2019 and 2018, are net of income of $5.0 million related to the Consulting Agreement. Loral received payments in cash from Telesat, net of withholding taxes, of $4.8 million for each of the years ended December 31, 2019 and 2018.

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

In 2017, Loral received a $242.7 million cash distribution from Telesat (see Note 5).

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SSL constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement were $6.7 million as of December 31, 2019 and 2018. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of receivables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the years ended December 31, 2019 and 2018, and we had an allowance of $6.6 million against these receivables as of December 31, 2019 and 2018. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the years ended December 31, 2019 and 2018, Mr. Targoff earned $1,440,000 in consulting fees and reimbursed Loral net expenses of $45,000.

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2019 and 2018

(In thousands)

		Additions
	Balance at	Charged to	Charged to	Balance at
	Beginning	Costs and	Other	End of
Description	of Period	Expenses	Accounts	Period
Year ended December 31, 2018
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$124,036	$4,329	$—	$128,365
Year ended December 31, 2019
Allowance for affiliate receivables	$6,692	$—	$—	$6,692
Deferred tax valuation allowance	$128,365	$118	$—	$128,483

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Telesat Canada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Telesat Canada and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income (loss), statements of comprehensive income (loss), statements of changes in shareholders’ equity, and statements of cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and its financial performance and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2019, the Company has changed its method of accounting for leases due to the adoption of IFRS 16, Leases.

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

February 26, 2020

We have served as the Company’s auditor since 1993.

Telesat Canada

Consolidated Statements of Income (Loss)
For the years ended December 31

(in thousands of Canadian dollars)	Notes	2019	2018	2017
Revenue	6	$910,893	$902,932	$927,407
Operating expenses	7	(165,499)	(185,827)	(187,687)
		745,394	717,105	739,720
Depreciation		(242,966)	(224,851)	(221,058)
Amortization		(23,277)	(24,305)	(26,330)
Other operating (losses) gains, net	8	(862)	743	5,902
Operating income		478,289	468,692	498,234
Interest expense	9	(258,261)	(237,786)	(200,144)
Loss on refinancing	24	(151,919)	—	—
Interest and other income		20,043	16,498	3,004
(Loss) gain on changes in fair value of financial instruments		(49,672)	(18,205)	60,306
Gain (loss) on foreign exchange		163,840	(259,079)	223,898
Income (loss) before tax		202,320	(29,880)	585,298
Tax expense	10	(15,122)	(61,056)	(80,245)
Net income (loss)		$187,198	$(90,936)	$505,053

See accompanying notes to the consolidated financial statements

Telesat Canada

Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31

(in thousands of Canadian dollars)	Notes	2019	2018	2017
Net income (loss)		$187,198	$(90,936)	$505,053
Other comprehensive (loss) income
Items that may be reclassified into profit or loss
Foreign currency translation adjustments		(50,465)	44,459	(48,563)
Items that will not be reclassified into profit or loss
Actuarial gains (losses) on employee benefit plans	30	1,134	7,755	(5,171)
Tax (expense) recovery		(403)	(2,031)	673
Other comprehensive (loss) income		(49,734)	50,183	(53,061)
Total comprehensive income (loss)		$137,464	$(40,753)	$451,992

See accompanying notes to the consolidated financial statements

Telesat Canada

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands of Canadian dollars)	Notes	Common shares	Preferred shares	Total share capital	Accumulated earnings	Equity- settled employee benefits reserve	Foreign currency translation reserve	Total reserves	Total shareholders’ equity
Balance as at January 1, 2017		$340,602	$318,133	$658,735	$467,863	$28,698	$38,745	$67,443	$1,194,041
Net income		—	—	—	505,053	—	—	—	505,053
Dividends declared on Director Voting Preferred shares	25	—	—	—	(10)	—	—	—	(10)
Return of capital	25	(314,022)	(192,113)	(506,135)	—	—	—	—	(506,135)
Issuance of share capital on stock option exercise	25	—	82	82	—	(5)	—	(5)	77
Other comprehensive loss, net of tax recovery of $673		—	—	—	(4,498)	—	(48,563)	(48,563)	(53,061)
Share-based compensation	29	—	—	—	—	2,856	—	2,856	2,856
Balance as at December 31, 2017		$26,580	$126,102	$152,682	$968,408	$31,549	$(9,818)	$21,731	$1,142,821
Balance as at January 1, 2018		$26,580	$126,102	$152,682	$968,408	$31,549	$(9,818)	$21,731	$1,142,821
Net loss		—	—	—	(90,936)	—	—	—	(90,936)
Issuance of share capital on exercise of stock appreciation rights	25	—	1,024	1,024	(1,079)	(339)	—	(339)	(394)
Cumulative effect adjustment		—	—	—	(38,516)	—	322	322	(38,194)
Other comprehensive income, net of tax expense of $2,031		—	—	—	5,724	—	44,459	44,459	50,183
Share-based compensation	29	—	—	—	—	29,505	—	29,505	29,505
Balance as at December 31, 2018		$26,580	$127,126	$153,706	$843,601	$60,715	$34,963	$95,678	$1,092,985
Balance as at January 1, 2019		$26,580	$127,126	$153,706	$843,601	$60,715	$34,963	$95,678	$1,092,985
Net income		—	—	—	187,198	—	—	—	187,198
Dividends declared on Director Voting Preferred shares	25	—	—	—	(20)	—	—	—	(20)
Issuance of share capital on exercise of stock appreciation rights	25	—	385	385	(455)	(144)	—	(144)	(214)
Issuance of share capital on settlement of restricted share units	25	—	804	804	—	(1,729)	—	(1,729)	(925)
Other comprehensive income (loss), net of tax expense of $403		—	—	—	731	—	(50,465)	(50,465)	(49,734)
Share-based compensation	29	—	—	—	—	16,035	—	16,035	16,035
Balance as at December 31, 2019		$26,580	$128,315	$154,895	$1,031,055	$74,877	$(15,502)	$59,375	$1,245,325

See accompanying notes to the consolidated financial statements

Telesat Canada

Consolidated Balance Sheets

(in thousands of Canadian dollars)	Notes	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	31	$1,027,222	$768,433
Trade and other receivables	11	64,062	45,631
Other current financial assets	12	210	18,779
Prepaid expenses and other current assets	13	43,724	16,381
Total current assets		1,135,218	849,224
Satellites, property and other equipment	6, 16	1,458,933	1,703,039
Deferred tax assets	10	12,412	10,799
Other long-term financial assets	14	57,730	55,755
Other long-term assets	6, 15	8,264	7,912
Intangible assets	6, 17	802,791	811,154
Goodwill	18	2,446,603	2,446,603
Total assets		$5,921,951	$5,884,486

Liabilities
Trade and other payables	19	$26,247	$30,659
Other current financial liabilities	20	38,281	26,386
Other current liabilities	21	72,315	113,289
Current indebtedness	24	24,408	7,888
Total current liabilities		161,251	178,222
Long-term indebtedness	24	3,688,391	3,716,340
Deferred tax liabilities	10	348,762	406,900
Other long-term financial liabilities	22	42,511	54,521
Other long-term liabilities	23	435,711	435,518
Total liabilities		4,676,626	4,791,501

Shareholders’ Equity
Share capital	25	154,895	153,706
Accumulated earnings		1,031,055	843,601
Reserves		59,375	95,678
Total shareholders’ equity		1,245,325	1,092,985
Total liabilities and shareholders’ equity		$5,921,951	$5,884,486

See accompanying notes to the consolidated financial statements

Telesat Canada

Consolidated Statements of Cash Flows
For the years ended December 31

(in thousands of Canadian dollars)	Notes	2019	2018	2017
Cash flows from operating activities
Net income (loss)		$187,198	$(90,936)	$505,053
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation		242,966	224,851	221,058
Amortization		23,277	24,305	26,330
Tax expense		15,122	61,056	80,245
Interest expense		258,261	237,786	200,144
Interest income		(20,268)	(12,415)	(6,024)
(Gain) loss on foreign exchange		(163,840)	259,079	(223,898)
Loss (gain) on changes in fair value of financial instruments		49,672	18,205	(60,306)
Share-based compensation	29	16,035	29,505	2,856
Loss on disposal of assets	8	862	353	269
Loss on refinancing	24	151,919	—	—
Other		(100,078)	(91,580)	(49,040)
Income taxes paid, net of income taxes received	31	(95,455)	(106,308)	(62,991)
Interest paid, net of capitalized interest and interest received	31	(176,112)	(176,417)	(195,248)
Operating assets and liabilities	31	(13,942)	88,813	48,252
Net cash from operating activities		375,617	466,297	486,700
Cash flows used in investing activities
Satellite programs, including capitalized interest		(3,668)	(67,387)	(135,986)
Purchase of property and other equipment		(8,345)	(15,997)	(10,616)
Purchase of intangible assets		(27,597)	(19,923)	(18,011)
Net cash used in investing activities		(39,610)	(103,307)	(164,613)
Cash flows used in financing activities
Repayment of indebtedness	31	(3,743,465)	(94,951)	(31,620)
Proceeds from indebtedness	31	3,786,082	—	—
Payment of early redemption premium	24	(43,940)	—	—
Payment of debt issue costs	31	(28,082)	(10,190)	(42,867)
Return of capital to shareholders	25	—	—	(506,135)
Payments of principal on lease liabilities	31	(1,252)	(29)	(30)
Satellite performance incentive payments	31	(9,644)	(9,037)	(8,436)
Settlement of derivatives		—	—	207
Proceeds from exercise of stock options		—	—	77
Dividends paid on Director Voting preferred shares	25	(20)	—	(10)
Net cash used in financing activities		(40,321)	(114,207)	(588,814)

Effect of changes in exchange rates on cash and cash equivalents		(36,897)	40,605	(36,634)

Increase (decrease) in cash and cash equivalents		258,789	289,388	(303,361)
Cash and cash equivalents, beginning of year		768,433	479,045	782,406
Cash and cash equivalents, end of year	31	$1,027,222	$768,433	$479,045

See accompanying notes to the consolidated financial statements

Telesat Canada

Notes to the 2019 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

1. BACKGROUND OF THE COMPANY

Telesat Canada (the “Company” or “Telesat”) is a Canadian corporation. Telesat is a leading global satellite operator providing reliable and secure satellite-delivered communication solutions worldwide to broadcast, telecom, corporate and government customers. Headquartered in Ottawa, Canada, the Company’s state-of-the-art fleet consists of 16 geostationary satellites and the Canadian payload on ViaSat-1. In 2018, an additional satellite was launched into low earth orbit (“LEO”) as part of Telesat’s plans to deploy an advanced, global LEO constellation.

As at December 31, 2019, Loral Space and Communications Inc. (“Loral”) and Canada’s Public Sector Pension Investment Board (“PSP Investments”) indirectly held economic interests in Telesat of approximately 63% and 36%, respectively, with the remaining economic interest held by various individuals. Loral indirectly held a voting interest of 33% on all matters including the election of directors. PSP Investments indirectly held a voting interest of 67% on all matters except for the election of directors, and a 29% voting interest for the election of directors. The remaining voting interest of 38% for the election of directors is held by shareholders of the Company’s Director Voting Preferred Shares.

Unless the context states or requires otherwise, references herein to the “financial statements” or similar terms refer to the audited consolidated financial statements of Telesat Canada.

On February 26, 2020, these financial statements were approved by the Audit Committee of the Board of Directors and authorized for issue.

2. BASIS OF PRESENTATION

Statement of Compliance

The consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). With the exception of the changes in accounting policies outlined in Note 3, and those identified in Note 3 of the December 31, 2018 consolidated financial statements of Telesat Canada, the accounting policies described in Note 4 were consistently applied to all the years presented.

Basis of Consolidation

Subsidiaries

These consolidated financial statements include the results of the Company and subsidiaries controlled by the Company. Control is achieved when the Company has power over an entity, has exposure, or rights to variable returns from its involvement with an entity, and has the ability to use the power over an entity to affect the amount of its return. The most significant subsidiaries are listed in Note 33.

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

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. CHANGES IN ACCOUNTING POLICIES

Leases

The Company has adopted IFRS 16, Leases (“IFRS 16”) with a date of initial adoption of January 1, 2019. The standard provides a single lease accounting model, requiring the recognition of a right-of-use asset and lease liability, except in limited circumstances.

The Company has chosen to measure the initial right-of-use asset at an amount equal to the lease liability as at January 1, 2019, adjusted for any prepayments made or any accrued lease payments. Each individual lease liability is initially measured at the present value of the lease payments over the remaining lease term, discounted using the Company’s incremental borrowing rate as at January 1, 2019 for that lease.

The weighted average incremental borrowing rate applied to lease liabilities recognized on the balance sheet as at January 1, 2019 was 4.65%.

The Company has elected to adopt IFRS 16 using a modified retrospective approach with the cumulative effect of initially applying the standard being recorded on the balance sheet. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those periods.

The Company has elected to not recognize a right-of-use asset or lease liability for any lease that has a lease term of 12 months or less. The payments associated with these agreements are recognized as an operating expense on a straight-line basis over the lease term.

The following practical expedients have been elected:

•        The Company has elected to grandfather the determination as to whether a transaction constituted a lease for all agreements entered into prior to January 1, 2019;

•        The Company has elected to not recognize a right-of-use asset or lease liability for leases for which the lease term ends within 12 months of the date of initial adoption;

•        The Company has elected to exclude initial direct costs from the measurement of the right-of-use asset at the date of initial application; and

•        The Company has elected, for property leases, not to separate the non-lease components from the lease components, and instead account for each lease and any associated non-lease components within the contract as a single lease component.

After the commencement date, the right-of-use assets are measured applying the cost model and depreciated to the earlier of the end of the useful life of the asset or the end of the lease term on a straight-line basis. The lease liability is subsequently measured by increasing the carrying amount to reflect the interest on the lease, using the effective interest method, and by reducing the carrying amount to reflect the lease payments made.

The main impacts of this standard relate to the recognition of right-of-use assets and lease liabilities resulting in an increase in satellites, property and other equipment, other current liabilities and other long-term liabilities. In addition, there were some decreases in other current financial assets, prepaid expenses and other current assets, other long-term financial assets and other long-term financial liabilities as a result of the implementation of IFRS 16. The impact as at January 1, 2019 has been summarized below in the Impact on Opening Balance Sheet.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. CHANGES IN ACCOUNTING POLICIES (cont.)

Impact on Opening Balance Sheet

The following table summarizes the increases (decreases) noted on the adoption of IFRS 16 on the balance sheet as at January 1, 2019.

Other current financial assets	$(27)
Prepaid expenses and other current assets	$(72)
Satellites, property and other equipment	$26,350
Other long-term financial assets	$(123)
Other current liabilities	$1,069
Other long-term financial liabilities	$(723)
Other long-term liabilities	$25,782

Reconciliation of commitments to lease liabilities

The reconciliation between the commitments disclosed in Note 31 of the December 31, 2018 financial statements and the lease liabilities recognized as at January 1, 2019 in the consolidated financial statements at that date is as follows:

Operating property leases	$33,837
Leases included in other operating commitments	376
Total leases included in Note 31 of the December 31, 2018 financial statements	$34,213

Discounted using the Company’s incremental borrowing rate	$23,844
Adjustments as a result of different treatments of extension and termination options	12,441
Leases not capitalized due to exemptions	(551)
Variable costs included in commitments and contingencies	(8,850)
Lease liabilities as at January 1, 2019	$26,884

Income taxes

IFRIC 23, Uncertainty over Income Taxes Treatments was issued by the IASB in June 2017. The interpretation clarifies how to apply the recognition and measurement requirements in IAS 12, Income Taxes when there is uncertainty over income tax treatments. This interpretation was adopted on January 1, 2019. The interpretation had no impact on the consolidated financial statements.

4. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared on an historical cost basis except for certain financial instruments which were measured at their fair values, as explained in the accounting policies below. Historical cost is based on the fair value of the consideration given or received in exchange for assets or liabilities.

Segment Reporting

The Company operates in a single operating segment, in which it provides satellite-based services to its broadcast, enterprise and consulting customers around the world. Operating segments are reported in a manner consistent with the internal reporting provided to the Company’s Chief Operating Decision Maker, who is the Company’s Chief Executive Officer. To be reported, a segment is usually based on quantitative thresholds but can also encompass qualitative factors management deems significant.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Leases

At the inception of a contract, the Company assesses whether a contract is, or contains, a lease based on whether or not the contract conveys the right to control the use of the asset for a period of time in exchange for consideration.

The Company recognizes a right-of-use asset and lease liability at the lease commencement date. The right-of-use asset is initially measured based on the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, less any lease incentives received. The right-of-use assets are depreciated to the earlier of the end of the useful life of the asset or the end of the lease term. Each individual lease liability is initially measured at the present value of the lease payments over the respective lease term, discounted using the Company’s incremental borrowing rate for that lease.

The lease term is the non-cancellable period determined for each of the leases considering the option to extend when it is reasonably certain that the Company will exercise the option or the option to terminate if it is reasonably certain that the Company will exercise the option.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES (cont.)

After the commencement date, the right-of-use assets are measured applying the cost model and depreciated to the earlier of the end of the useful life of the asset or the end of the lease term on a straight-line basis. The lease liability is subsequently measured by increasing the carrying amount to reflect the interest on the lease, using the effective interest method, and by reducing the carrying amount to reflect the lease payments made.

The lease liability is remeasured when there is a change in future lease payments, arising from a change in index or rate, or if there is a change in the assessment of whether the Company will exercise a purchase, extension or termination option. The amount of the remeasurement of the lease liability is also recognized as an adjustment to the right-of-use asset, or is recorded in the statement of income if the carrying amount of the right-of-use asset has been reduced to zero.

The Company has elected to not recognize a right-of-use asset or lease liability for any lease that has a lease term of 12 months or less. The payments associated with these agreements would be recognized as an operating expense on a straight-line basis over the lease term.

The Company has also elected the practical expedient, for property leases, not to separate the non-lease components from the lease components, and instead account for each lease and any associated non-lease components within the contract as a single lease component.

Government Grants

Government grants are recognized where there is a reasonable assurance that the grant will be received and the attached conditions will be complied with.

When the grant relates to an expense, the grant is recorded as a deduction to the related expense incurred over the same period.

When the grant relates to an asset, the grant is deducted from the carrying amount of the related asset as the grant is receivable.

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

Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets.

Below are the estimated useful lives in years of satellites, property and other equipment as at December 31, 2019.

Years
Satellites	12 to 15
Right-of-use assets	1 to 27
Property and other equipment	3 to 30

Construction in progress is not depreciated as depreciation only commences when the asset is ready for its intended use. For satellites, depreciation commences on the day the satellite becomes available for service.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Impairment of Long-Lived Assets

Tangible fixed assets and finite life intangible assets are assessed for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the carrying value of an asset exceeds the recoverable amount. Tangible fixed assets and finite life intangible assets are also assessed for indicators of impairment or impairment reversals at each reporting period.

In cases where there are indicators of impairment, the recoverable amount of the asset, which is the higher of its fair value less costs of disposal and its value in use, is determined. If it is not possible to measure the recoverable amount for a particular asset, the Company determines the recoverable amount of the cash generating unit (“CGU”) with which it is associated. A CGU is the smallest identifiable group of assets that generates cash inflows which are largely independent of the cash inflows from other assets or groups of assets.

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

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Below are the estimated useful lives in years of the finite life intangible assets as at December 31, 2019.

Years
Revenue backlog	17
Customer relationships	6 to 21
Customer contracts	15
Concession rights	5 to 15
Transponder rights	16
Patents	18

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

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES (cont.)

The relief from royalties method is comprised of two major steps:

i)       a determination of the hypothetical royalty rate; and

ii)      the subsequent application of the royalty rate to projected revenue.

In determining the hypothetical royalty rate in the relief from royalties method, the Company considered comparable license agreements, operating earnings benchmarks, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. The key assumptions used include the royalty, tax and discount rates.

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

The following accounting policies apply to the subsequent measurement of the Company’s financial assets:

•                Amortized cost:    The financial assets are subsequently measured at amortized cost in accordance with the effective interest method. The amortized cost is reduced by any impairment losses; and

•                FVTPL:    These financial assets are subsequently measured at fair value with changes in fair value recorded in the consolidated statement of income (loss) as part of (loss) gain on changes in fair value of financial instruments.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES (cont.)

Financial liabilities are initially measured at fair value. Financial liabilities are classified as amortized cost or FVTPL. Financial liabilities that are classified as amortized cost are measured and recorded at amortized cost in accordance with the effective interest method. Financial liabilities classified as FVTPL are subsequently measured at fair value with changes in fair value recorded in the consolidated statement of income (loss) as part of the (loss) gain on changes in fair value of financial instruments.

The Company has used derivative financial instruments to manage its exposure to foreign exchange risk associated with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. Currently, the Company does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All realized and unrealized gains and losses on these derivative financial instruments are recorded in the consolidated statement of income (loss) as part of (loss) gain on changes in fair value of financial instruments.

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

Financing Costs

The debt issuance costs related to the Senior Secured Credit Facility, the 6.5% Senior Notes and the 4.875% Senior Secured Notes (and former senior secured credit facility and 8.875% Senior Notes) are included in current and long-term indebtedness and are amortized to interest expense using the effective interest method. All other debt issuance costs are accounted for as short-term and long-term deferred charges and are included in prepaid expenses and other current assets and other long-term assets. The deferred charges are amortized to interest expense on a straight-line basis over the term of the indebtedness to which they relate.

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

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The pension expense for 2019 was determined based on membership data as at December 31, 2017. The accrued benefit obligation as at December 31, 2019 was determined based on the membership data as at December 31, 2018, and extrapolated one year based on December 31, 2019 assumptions. For certain Canadian post-retirement benefits, the expense for 2019 was based on membership and eligibility data as at September 30, 2018 and the accrued benefit obligations as at December 31, 2019 was based on membership data as at September 30, 2018. The accrued benefit obligation for certain American post-retirement benefits as at December 31, 2019 was determined based on membership data as at January 1, 2019, and extrapolated, based on December 31, 2019 assumptions. The most recent valuation of the pension plans for funding purposes was as of December 31, 2018. Valuations will be performed for the pension plans as of December 31, 2019.

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

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

4. SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Future Changes in Accounting Policies

The IASB periodically issues new and amended accounting standards. There are no new and amended standards determined to be applicable to Telesat.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

5. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Critical judgments in applying accounting policies

The following are the critical judgments made in applying the Company’s accounting policies which have the most significant effect on the amounts reported in the financial statements:

Deferred Revenue

The Company’s accounting policy relating to deferred revenue is described in Note 4. Certain of the Company’s revenue agreements were noted to include a significant financing component. Judgment by management is required to determine the discount rate used in the significant financing component calculation.

Lease Liability

The Company’s accounting policy relating to leases is described in Note 4. Judgment by management is required in the determination of the likelihood that the lease renewal periods will be exercised as well as the determination of the incremental borrowing rate.

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

The accounting estimates and assumptions critical to the determination of the amounts reported in the financial statements were as follows:

Derivative financial instruments measured at fair value

Derivative financial assets and liabilities measured at fair value were $32.8 million and $7.9 million, respectively, as at December 31, 2019 (December 31, 2018 — $52.4 million and $5.6 million, respectively).

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

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

5. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES (cont.)

Impairment of goodwill

Goodwill represented $2,446.6 million of total assets as at December 31, 2019 and 2018. Determining whether goodwill is impaired using a quantitative approach requires an estimation of the Company’s value which requires management to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, tax rates and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Impairment of intangible assets

Intangible assets represented $802.8 million of total assets as at December 31, 2019 (December 31, 2018 — $811.2 million). Impairment of intangible assets is tested annually or more frequently if indicators of impairment or reversal of a prior impairment loss exist. If a quantitative impairment analysis is required, it would require the Company to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, discount rates, tax rates and annual growth rates. Significant judgments are made in establishing these assumptions. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

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

Income taxes

Management assesses the recoverability of deferred tax assets based upon an estimation of the Company’s projected taxable income using enacted or substantively enacted tax laws, and its ability to utilize future tax deductions before they expire. Actual results could differ from expectations.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
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

Revenue derived from the above services were as follows:

Years ended December 31,	2019	2018	2017
Broadcast	$444,478	$455,125	$472,751
Enterprise	444,732	428,226	430,343
Consulting and other	21,683	19,581	24,313
Revenue	$910,893	$902,932	$927,407

Equipment sales included within the various services were as follows:

Years ended December 31,	2019	2018	2017
Broadcast	$233	$315	$274
Enterprise	8,323	23,639	14,460
Consulting and other	—	—	389
Total equipment sales	$8,556	$23,954	$15,123

Geographic Information

Revenue by geographic regions was based on the point of origin of the revenue, which was the destination of the billing invoice, and was allocated as follows:

Years ended December 31,	2019	2018	2017
Canada	$395,235	$417,692	$415,575
United States	329,634	318,779	311,159
Europe, Middle East & Africa	50,911	61,317	80,532
Latin America & Caribbean	73,120	75,011	78,921
Asia & Australia	61,993	30,133	41,220
Revenue	$910,893	$902,932	$927,407

For disclosure purposes, the satellites and the intangible assets have been classified based on ownership. Satellites, property and other equipment and intangible assets by geographic regions were allocated as follows:

As at December 31,	2019	2018
Canada	$682,518	$821,449
Europe, Middle East & Africa	685,562	775,055
United States	88,360	103,567
All others	2,493	2,968
Satellites, property and other equipment	$1,458,933	$1,703,039

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

6. SEGMENT INFORMATION (cont.)

As at December 31,	2019	2018
Canada	$733,880	$734,751
United States	39,395	41,935
Latin America & Caribbean	21,908	25,962
All others	7,608	8,506
Intangible assets	$802,791	$811,154

Other long-term assets by geographic regions were allocated as follows:

As at December 31,	2019	2018
Canada	$7,624	$6,925
Europe, Middle East & Africa	640	987
Other long-term assets	$8,264	$7,912

Goodwill was not allocated to geographic regions.

Major Customers

For the years ended December 31, 2019, 2018 and 2017, there were three significant customers each representing more than 10% of consolidated revenue.

7. OPERATING EXPENSES

Years ended December 31,	2019	2018	2017
Compensation and employee benefits(a)	$87,943	$98,350	$85,135
Other operating expenses(b)	40,332	45,596	42,895
Cost of sales(c)	37,224	41,881	59,657
Operating expenses	$165,499	$185,827	$187,687

(a)      Compensation and employee benefits included salaries, bonuses, commissions, post-employment benefits and charges arising from share-based compensation. The balance for the year ended December 31, 2019 included $1.0 million of expenses associated with a special payment to stock option holders, including associated benefit expenses (December 31, 2018 — $1.3 million, December 31, 2017 — $14.2 million).

(b)      Other operating expenses included general and administrative expenses, marketing expenses, in-orbit insurance expenses, professional fees and facility costs. The balance for year ended December 31, 2019 included $1.7 million of leases not capitalized due to exemptions and variable lease payments not included in the measurement of the leases liabilities.

(c)      Cost of sales included the cost of third-party satellite capacity, the cost of equipment sales and other costs directly attributable to fulfilling the Company’s obligations under customer contracts.

8. OTHER OPERATING (LOSSES) GAINS, NET

Years ended December 31,	2019	2018	2017
Insurance proceeds	$—	$—	$6,171
Loss on disposal of assets	(862)	(353)	(269)
Other	—	1,096	—
Other operating (losses) gains, net	$(862)	$743	$5,902

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

9. INTEREST EXPENSE

Years ended December 31,	2019	2018	2017
Interest on indebtedness	$239,805	$231,015	$209,136
Interest on derivative instruments	(13,191)	(7,105)	3,071
Interest on satellite performance incentive payments	3,536	4,134	4,750
Interest on significant financing component	25,484	27,374	—
Interest on employee benefit plans (Note 30)	1,339	1,488	1,511
Interest on leases	1,288	—	—
Capitalized interest (Note 16)	—	(19,120)	(18,324)
Interest expense	$258,261	$237,786	$200,144

10. INCOME TAXES

Years ended December 31,	2019	2018	2017
Current tax expense	$71,202	$98,841	$111,510
Deferred tax recovery	(56,080)	(37,785)	(31,265)
Tax expense	$15,122	$61,056	$80,245

A reconciliation of the statutory income tax rate, which is a composite of Canadian federal and provincial rates, to the effective income tax rate was as follows:

Year ended December 31,	2019	2018	2017
Income (loss) before tax	$202,320	$(29,880)	$585,298
Multiplied by the statutory income tax rates	26.56%	26.59%	26.60%
	53,736	(7,945)	155,689
Income tax recorded at rates different from the Canadian tax rate	(13,017)	(10,823)	(9,833)
Permanent differences	(6,760)	50,458	(36,241)
Effect on deferred tax balances due to changes in income tax rates	(2,829)	(427)	(2,120)
Effect of temporary differences not recognized as deferred tax assets	(16,681)	35,416	(25,789)
Previously unrecognized tax losses and credits	—	(6,110)	—
Other	673	487	(1,461)
Tax expense	$15,122	$61,056	$80,245
Effective income tax rate	7.47%	(204.34)%	13.71%

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

As at December 31,	2019	2018
Deferred tax assets
Foreign tax credits	$5,710	$4,245
Corporate interest restriction	11,393	7,176
Financing charges	17,152	—
Unrealized foreign exchange losses	—	4,488
Deferred revenue	13,071	20,729
Loss carry forwards	29,351	22,316
Employee benefits	8,282	8,374
Other	2,209	1,794
Total deferred tax assets	$87,168	$69,122

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

10. INCOME TAXES (cont.)

As at December 31,	2019	2018
Deferred tax liabilities
Capital assets	$(178,317)	$(215,248)
Intangible assets	(237,269)	(240,595)
Finance charges	—	(9,380)
Unrealized foreign exchange gains	(7,932)	—
Total deferred tax liabilities	$(423,518)	$(465,223)
Deferred tax liabilities, net	$(336,350)	$(396,101)

Deferred income tax assets of $12.4 million (December 31, 2018 — $10.8 million) on the balance sheet relate to the United Kingdom and Canada tax jurisdictions (December 31, 2018 — Brazil and United Kingdom tax jurisdictions).

Losses and tax credits

Foreign tax credit

The Company has recognized Canadian foreign tax credits of $3.5 million which may only be used to offset taxes payable. These credits are due to expire between 2020 to 2026.

The Company has United Kingdom foreign tax credits of $4.8 million which have no expiry. Of this amount, the Company expects to use $2.2 million to offset United Kingdom taxes payable and has therefore recognized a deferred tax asset of this amount.

Loss carry forwards

The Company has generated Canadian capital gains of $43.9 million during the year from the repayment of the U.S. dollar denominated indebtedness which were offset with the capital losses from prior years. As at December 31, 2019, the Company had Canadian capital losses carried forward of $600.2 million, with no expiration date, that can only be applied against capital gains. A deferred tax asset of $7.9 million has been recognized with respect to these losses to reflect the extent to which the Company expects to utilize the losses to offset unrealized capital gains as of December 31, 2019.

The Company has tax losses in the United Kingdom of $125.0 million that can be carried forward indefinitely but are subject to restrictions on their utilization. The United Kingdom legislation, introduced on April 1, 2017, restricts to a maximum of 50% the amount of profit that can be relieved with carried-forward losses. Notwithstanding, the Company will be entitled to a GBP 5.0 million annual allowance of unrestricted taxable income not subject to the 50% limitation. A deferred tax asset of $21.2 million has been recognized as the Company expects the tax losses to be utilized.

The Company also has tax losses carried forward of $2.2 million in Brazil which may be carried forward without any time limitation. However, the use of tax loss carry forwards is limited to 30% of taxable income generated in a carry forward year. No deferred tax asset has been recognized in respect of these losses. The Company also has Brazilian deductible temporary difference of $6.5 million for which no deferred tax asset has been recognized.

Interest restrictions

On April 1, 2017, the United Kingdom introduced new legislation concerning interest deductibility. The legislation introduces measures to restrict a group’s net interest deduction to an amount which is proportionate with the activities taxed in the United Kingdom, taking into account the amount the group borrows from third parties.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

10. INCOME TAXES (cont.)

Unused interest deductions may be applied against future taxable income and can be carried forward indefinitely. A deferred tax asset of $11.4 million has been recognized as the Company expects to deduct these amounts against future taxable income.

Investments in subsidiaries

As at December 31, 2019, the Company had temporary differences of $25.8 million associated with investments in subsidiaries for which no deferred tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and it is not probable that these differences will reverse in the foreseeable future.

11. TRADE AND OTHER RECEIVABLES

As at December 31,	2019	2018
Trade receivables	$53,893	$44,358
Trade receivables due from related parties (Note 34)	—	28
Less: Allowance for doubtful accounts	(1,779)	(5,136)
Net trade receivables	52,114	39,250
Other receivables	11,948	6,381
Trade and other receivables	$64,062	$45,631

Allowance for doubtful accounts

The movement in the allowance for doubtful accounts was as follows:

Years ended December 31,	2019	2018
Allowance for doubtful accounts, beginning of year	$5,136	$2,662
Provisions for impaired receivables	604	73
Cumulative effect adjustment(1)	—	2,754
Receivables written off	(4,899)	(47)
Impact of foreign exchange	938	(306)
Allowance for doubtful accounts, end of year	$1,779	$5,136

(1)      On January 1, 2018, a reclassification of $2.8 million was made from trade receivables to allowance for doubtful accounts as a result of the implementation of IFRS 15. There was no impact on accumulated earnings as a result of this adjustment.

12. OTHER CURRENT FINANCIAL ASSETS

As at December 31,	2019	2018
Security deposits	$210	$147
Derivative assets (Note 28)	—	18,632
Other current financial assets	$210	$18,779

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

13. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As at December 31,	2019	2018
Prepaid expenses	$12,896	$2,909
Income tax recoverable	26,730	10,329
Inventory(a)	3,556	2,429
Deferred charges(b)	307	475
Other	235	239
Prepaid expenses and other current assets	$43,724	$16,381

(a)      As at December 31, 2019, inventory consisted of $1.4 million of finished goods (December 31, 2018 — $2.2 million) and $2.2 million of work in process (December 31, 2018 — $0.2 million). During the year, $7.0 million was recognized as cost of equipment sales and recorded as an operating expense (December 31, 2018 — $17.7 million, December 31, 2017 — $11.7 million).

(b)      Deferred charges included deferred financing charges relating to the Revolving Credit Facility (December 31, 2018 — former revolving credit facility).

14. OTHER LONG-TERM FINANCIAL ASSETS

As at December 31,	2019	2018
Long-term receivables	$18,932	$12,170
Security deposits	5,977	9,789
Derivative assets (Note 28)	32,821	33,796
Other long-term financial assets	$57,730	$55,755

15. OTHER LONG-TERM ASSETS

As at December 31,	2019	2018
Prepaid expenses	$640	$991
Deferred charges (Note 13)	1,039	753
Income tax recoverable	6,283	5,866
Other	302	302
Other long-term assets	$8,264	$7,912

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

16. SATELLITES, PROPERTY AND OTHER EQUIPMENT

	Satellites	Property and other equipment	Right-of-use assets(2)	Assets under construction	Total
Cost as at January 1, 2018	$3,180,178	$239,220	$—	$376,965	$3,796,363
Additions	—	538	—	78,373	78,911
Cumulative effect adjustment(1)	(4,172)	—	—	3,134	(1,038)
Disposals/retirements	—	(3,622)	—	—	(3,622)
Reclassifications and transfers from assets under construction	448,216	17,229	—	(465,445)	—
Impact of foreign exchange	45,348	1,690	—	18,110	65,148
Cost as at December 31, 2018	3,669,570	255,055	—	11,137	3,935,762
Cumulative effect adjustment (Note 3)	—	(474)	26,732	—	26,258
Additions	—	797	2,798	7,843	11,438
Disposals/retirements	(77,322)	(7,306)	(104)	—	(84,732)
Reclassifications and transfers from assets under construction	—	7,652	—	(7,652)	—
Impact of foreign exchange	(39,133)	(1,486)	(285)	(153)	(41,057)
Cost as at December 31, 2019	$3,553,115	$254,238	$29,141	$11,175	$3,847,669
Accumulated depreciation and impairment as at January 1, 2018	$(1,857,192)	$(147,324)	$—	$—	$(2,004,516)
Depreciation	(209,987)	(14,864)	—	—	(224,851)
Cumulative effect adjustment(1)	1,433	—	—	—	1,433
Disposals/retirements	—	3,207	—	—	3,207
Impact of foreign exchange	(7,050)	(946)	—	—	(7,996)
Accumulated depreciation and impairment as at December 31, 2018	(2,072,796)	(159,927)	—	—	(2,232,723)
Cumulative effect adjustment (Note 3)	—	92	—	—	92
Depreciation	(225,675)	(14,890)	(2,401)	—	(242,966)
Disposals/retirements	77,322	6,379	—	—	83,701
Impact of foreign exchange	2,328	798	34	—	3,160
Accumulated depreciation and impairment as at December 31, 2019	$(2,218,821)	$(167,548)	$(2,367)	$—	$(2,388,736)
Net carrying values
As at December 31, 2018	$1,596,774	$95,128	$—	$11,137	$1,703,039
As at December 31, 2019	$1,334,294	$86,690	$26,774	$11,175	$1,458,933

(1)      A cumulative effect adjustment was recorded on January 1, 2018, as a result of the implementation of IFRS 15, Revenue from Contracts with Customers due to additional interest required to be capitalized as a result of a significant financing component existing on certain revenue agreements. Net of the accumulated depreciation adjusted on January 1, 2018, the impact on satellites, property and other equipment was an increase of $0.4 million.

(2)      Right-of-use assets consisted primarily of property leases.

Certain leases which were signed were not capitalized as at December 31, 2019. Based upon the assessed lease term, the expected undiscounted cash flows totaled $10.8 million.

Substantially all of the Company’s satellites, property and other equipment have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities and Senior Secured Notes as at December 31, 2019 (December 31, 2018 — former senior secured credit facilities) (Note 24).

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

16. SATELLITES, PROPERTY AND OTHER EQUIPMENT (cont.)

Borrowing costs

For the year ended December 31, 2019 there were no borrowing costs capitalized (December 31, 2018 — $19.1 million, December 31, 2017 — $18.3 million). The average capitalization rate was 7% in 2018 and 5% in 2017. Of this balance, borrowing costs of $0.4 million and $1.2 million were capitalized to intangible assets for the years ended December 31, 2018 and 2017, respectively, with the remaining balance capitalized to satellites, property and other equipment.

Impairment

No impairment was recognized for the years ended December 31, 2019, 2018 and 2017.

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

17. INTANGIBLE ASSETS

The intangible assets are split between assets with finite and indefinite lives.

The indefinite life intangible assets are summarized below.

	Orbital slots	Trade name	Intellectual property	Total indefinite life intangible assets
Cost as at January 1, 2018	$606,743	$17,000	$25,738	$649,481
Additions	—	—	21,311	21,311
Disposals/retirements	—	—	—	—
Impact of foreign exchange	3,252	—	—	3,252
Cost as at December 31, 2018 and January 1, 2019	609,995	17,000	47,049	674,044
Additions(1)	—	—	20,137	20,137
Disposals/retirements	—	—	—	—
Impact of foreign exchange	(1,974)	—	(1,364)	(3,338)
Cost as at December 31, 2019	$608,021	$17,000	$65,822	$690,843
Accumulated impairment as at January 1, 2018	$(1,100)	$—	$—	$(1,100)
Impairment	—	—	—	—
Accumulated impairment as at December 31, 2018 and January 1, 2019	(1,100)	—	—	(1,100)
Impairment	—	—	—	—
Accumulated impairment as at December 31, 2019	$(1,100)	$—	$—	$(1,100)
Net carrying values
As at December 31, 2018	$608,895	$17,000	$47,049	$672,944
As at December 31, 2019	$606,921	$17,000	$65,822	$689,743

(1)      Additions for intellectual property are net of a reduction related to the government grant of $3.3 million.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS (cont.)

The finite life intangible assets are summarized below.

	Revenue backlog	Customer relationships	Customer contracts	Transponder rights	Concession rights	Other	Total finite life intangible assets
Cost as at January 1, 2018	$235,635	$198,314	$23,142	$16,718	$35,590	$59	$509,458
Additions	—	—	—	—	36	—	36
Disposals/retirements	—	—	—	—	(94)	—	(94)
Impact of foreign exchange	320	413	—	—	(2,658)	—	(1,925)
Cost as at December 31, 2018 and January 1, 2019	235,955	198,727	23,142	16,718	32,874	59	507,475
Additions	—	—	—	—	162	—	162
Disposals/retirements	(11,051)	—	(10,284)	—	(290)	—	(21,625)
Impact of foreign exchange	(1,240)	(251)	—	—	(2,598)	—	(4,089)
Cost as at December 31, 2019	$223,664	$198,476	$12,858	$16,718	$30,148	$59	$481,923
Accumulated amortization and impairment as at January 1, 2018	$(199,423)	$(120,142)	$(9,225)	$(10,942)	$(5,079)	$(33)	$(344,844)
Amortization	(8,020)	(10,114)	(2,891)	(924)	(2,352)	(4)	(24,305)
Disposals/retirements	—	—	—	—	94	—	94
Impact of foreign exchange	(327)	(308)	—	—	425	—	(210)
Accumulated amortization and impairment as at December 31, 2018 and January 1, 2019	(207,770)	(130,564)	(12,116)	(11,866)	(6,912)	(37)	(369,265)
Amortization	(7,291)	(7,495)	(5,119)	(1,078)	(2,291)	(3)	(23,277)
Disposals/retirements	11,051	—	10,284	—	234	—	21,569
Impact of foreign exchange	1,227	142	—	—	729	—	2,098
Accumulated amortization and impairment as at December 31, 2019	$(202,783)	$(137,917)	$(6,951)	$(12,944)	$(8,240)	$(40)	$(368,875)
Net carrying values
As at December 31, 2018	$28,185	$68,163	$11,026	$4,852	$25,962	$22	$138,210
As at December 31, 2019	$20,881	$60,559	$5,907	$3,774	$21,908	$19	$113,048

The total combined indefinite and finite life intangible assets are summarized below.

	As at December 31, 2019			As at December 31, 2018
	Cost	Accumulated amortization and impairment	Net carrying value	Cost	Accumulated amortization and impairment	Net carrying value
Indefinite life intangibles	$690,843	$(1,100)	$689,743	$674,044	$(1,100)	$672,944
Finite life intangibles	481,923	(368,875)	113,048	507,475	(369,265)	138,210
Total intangibles	$1,172,766	$(369,975)	$802,791	$1,181,519	$(370,365)	$811,154

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

17. INTANGIBLE ASSETS (cont.)

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

The following are the remaining useful lives of the intangible assets:

Years
Revenue backlog	5
Customer relationships	1 to 9
Customer contracts	7
Transponder rights	3
Concession rights	1 to 11
Patent	6

All of the Company’s intangible assets, excluding the intangible assets held in an unrestricted subsidiary, have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities and Senior Secured Notes as at December 31, 2019 (December 31, 2018 — former senior secured credit facilities) (Note 24).

Impairment

Finite life intangible assets are assessed for impairment at the Company’s CGU level. Indefinite life intangible assets are tested for impairment at the individual asset level. The annual impairment tests for these assets were performed in the fourth quarters of 2019, 2018 and 2017 in accordance with the policy described in Note 4.

No impairment loss was recognized in the years ended December 31, 2019, 2018 and 2017.

In 2019, the recoverable amount, for indefinite life intangible assets using the income approach, which is equal to the value in use, was calculated using the discount rate of 8.5%.

For 2017, the recoverable amount, for indefinite life intangible assets valued using the income approach, which is equal to the fair value less costs of disposal, was calculated using the discount rate of 10%.

In 2018, after performing the qualitative assessment, the Company concluded that it is remote that the fair value is less than the carrying amount. Therefore, the quantitative impairment test was not required.

Some of the more sensitive assumptions used in the quantitative analysis, including the forecasted cash flows and the discount rate, could have yielded different estimates of the recoverable amount. Actual operating results and the related cash flows of the Company could differ from the estimated operating results and related cash flows used in the impairment analysis, and had different estimates been used, it could have resulted in a different fair value.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

18. GOODWILL

The Company carries goodwill at its cost of $2,446.6 million with no accumulated impairment losses since acquisition.

Impairment

Goodwill is tested for impairment at the entity level because that represents the lowest level at which goodwill supports the Company’s operations and is monitored internally. The annual impairment test on goodwill was performed in the fourth quarters of 2019, 2018, and 2017 in accordance with the policy described in Note 4.

In 2019 and 2017, a quantitative assessment of goodwill was performed. The Company’s recoverable amount exceeded the carrying value therefore, no impairment was recognized.

The most significant assumptions used in the quantitative impairment test for 2019 and 2017 were as follows:

•        Market multiples;

•        Discount rate; and

•        Terminal year growth rate.

Some of the more sensitive assumptions used in the quantitative analysis, including the forecasted cash flows, discount rate and market multiples, could have yielded different estimates of the recoverable amount. Actual operating results and the related cash flows of the Company could differ from the estimated operating results and related cash flows used in the impairment analysis, and had different estimates been used, it could have resulted in a different fair value.

In 2018, after performing the qualitative assessment of goodwill, the Company concluded that it is remote that the fair value is less than the carrying amount. Therefore, the quantitative goodwill impairment test was not required.

19. TRADE AND OTHER PAYABLES

As at December 31,	2019	2018
Trade payables	$4,561	$3,609
Other payables and accrued liabilities(a)	21,686	27,050
Trade and other payables	$26,247	$30,659

(a)      Other payables and accrued liabilities included payables that are not trade in nature as well as various operating and capital accruals.

20. OTHER CURRENT FINANCIAL LIABILITIES

As at December 31,	2019	2018
Derivative liabilities (Note 28)	$3,206	$6
Security deposits	1,277	1,913
Satellite performance incentive payments	9,608	11,645
Interest payable(a)	20,563	8,584
Other	3,627	4,238
Other current financial liabilities	$38,281	$26,386

(a)      Interest payable included interest payable on indebtedness, satellite performance incentive payments, and other current financial liabilities.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

21. OTHER CURRENT LIABILITIES

As at December 31,	2019	2018
Deferred revenue (Note 23)	$65,704	$102,645
Decommissioning liabilities (Note 23)	826	1,068
Uncertain tax positions	1,315	1,315
Income taxes payable	118	4,231
Lease liabilities (Note 23)	1,866	—
Other	2,486	4,030
Other current liabilities	$72,315	$113,289

22. OTHER LONG-TERM FINANCIAL LIABILITIES

As at December 31,	2019	2018
Derivative liabilities (Note 28)	$4,710	$5,627
Security deposits	458	346
Satellite performance incentive payments	37,343	47,268
Other	—	1,280
Other long-term financial liabilities	$42,511	$54,521

23. OTHER LONG-TERM LIABILITIES

As at December 31,	2019	2018
Deferred revenue(b)	$374,642	$400,725
Accrued benefit liabilities (Note 30)	32,074	32,235
Uncertain tax positions	175	175
Decommissioning liabilities(a)	2,104	2,043
Lease liabilities(c)	26,716	340
Other long-term liabilities	$435,711	$435,518

(a)      The current and long-term decommissioning liabilities on property and equipment were $2.9 million (December 31, 2018 — $3.1 million). The decommissioning liabilities are for the restoration of leased buildings and teleports. During the year ended December 31, 2019, $0.1 million was recorded as interest expense (December 31, 2018 — $0.1 million) with $0.2 million decommissioning liabilities derecognized (December 31, 2018 — $0.1 million). It is expected that the decommissioning liabilities will mature between 2020 and 2062.

(b)      Remaining performance obligations, which the Company also refers to as contract revenue backlog (“backlog”), represents the expected future revenue under existing customer contracts, includes both cancellable and non-cancellable contracts, and any deferred revenue that will be recognized in the future in respect to cash already received. The Company does not include revenue beyond the stated expiration of the contract regardless of potential for renewal.

          The Company expects the backlog as at December 31, 2019 to be recognized as follows (in millions of Canadian dollars):

2020	2021	2022	2023	2024	Thereafter	Total
$706.3	$599.4	$470.7	$408.0	$303.7	$790.7	$3,278.8

(c)      The expected undiscounted contractual cash flows of the lease liabilities as at December 31, 2019 were as follows:

2020	2021	2022	2023	2024	Thereafter
$3,124	$2,838	$2,580	$2,519	$2,485	$28,963

          The undiscounted contractual cash flows included $13.8 million of interest payments.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS

As at December 31,	2019	2018
Former senior secured credit facilities(a)
Revolving Credit Facility	$—	$—
Term Loan B – U.S. Facility (December 31, 2018 – USD $2,326,049)	—	3,172,033
8.875% Senior Notes (December 31, 2018 – USD $500,000)(b)	—	681,850

Senior Secured Credit Facilities(a)
Revolving Credit Facility	—	—
Term Loan B – U.S. Facility (December 31, 2019 – USD $1,908,500)	2,479,142	—
Senior Notes (December 31, 2019 – USD $550,000)(c)	714,450	—
Senior Secured Notes (December 31, 2019 – USD $400,000)(d)	519,600	—
	3,713,192	3,853,883
Less: deferred financing costs and prepayment options (December 31, 2018 – deferred financing costs, interest rate floors, prepayment option and net gain on repricing/repayment)(e)	(393)	(129,655)
	3,712,799	3,724,228
Less: current indebtedness	(24,408)	(7,888)
Long-term indebtedness	$3,688,391	$3,716,340

On October 11, 2019, Telesat Canada issued, through a private placement, USD$550 million of Senior Notes, at an interest rate of 6.5%, which mature in October 2027. Debt issue costs of $7.4 million were incurred in connection with the issuance of the Senior Notes. The Senior Notes are structurally subordinated to Telesat Canada’s existing and future secured indebtedness, including obligations under its Senior Secured Credit Facilities and Senior Secured Notes. The Senior Notes are governed by the 6.5% Senior Notes Indenture.

On December 6, 2019, Telesat Canada entered into a new amended and restated Credit Agreement with a syndicate of banks which provides for the extension of credit under the Senior Secured Credit Facilities of USD$1,908.5 million and revolving credit borrowings up to USD$200.0 million (or Canadian dollar equivalent). The term loan facility matures in December 2026 while the revolving credit facility matures in December 2024. Debt issue costs of $16.0 million were incurred in connection with this amendment, inclusive of $1.3 million relating to the revolving credit facility. All obligations under the Credit Agreement are guaranteed by the Company and certain of Telesat Canada’s existing subsidiaries (“Guarantors”). The obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat Canada and the Guarantors. If the Revolving Credit Facility is drawn by more than 35% of the Credit Facility amount, the Credit Agreement requires Telesat Canada to comply with a first lien net leverage ratio of 5.75:1.00, tested quarterly, and failure to comply will result in an event of default. The Credit Agreement contains total leverage ratio covenants that restrict, with certain exceptions, the ability of Telesat Canada and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sale-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. As at December 31, 2019, the leverage ratio was 4.63:1.00, which was more than the maximum test ratio of 4.50:1.00.

On December 6, 2019, Telesat Canada issued, through private placement, USD$400 million of Senior Secured Notes, at an interest rate of 4.875%, which mature in June 2027. Debt issue costs of $6.6 million were incurred in connection with the issuance of the Senior Secured Notes. The Senior Secured Notes are guaranteed by the Company and certain Guarantors. The Senior Secured Notes are governed by the 4.875% Senior Secured Notes Indenture. The obligations under the Senior Secured Notes Indenture are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat Canada and the Guarantors. The Senior Secured Notes include covenants or terms that restricts the Company’s ability to, among other things: (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred shares, (ii) incur liens, (iii) pay dividends, or make certain restricted payments or investments, (iv) enter into certain transactions with affiliates, (v) modify or cancel

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS (cont.)

satellite insurance, (vi) consolidate, merge, sell or otherwise dispose of substantially all assets, (vii) create restrictions on the ability to pay dividends, make loans, and sell assets, and (viii) designate subsidiaries as unrestricted subsidiaries.

On November 17, 2016, Telesat Canada, issued through private placement, USD$500 million of 8.875% Senior Notes which were to mature on November 17, 2024. The 8.875% Senior Notes were subordinated to Telesat Canada’s secured indebtedness and were governed under the 8.875% Senior Notes indenture. With the net proceeds from the 6.5% Senior Notes offering, along with available cash on hand, all outstanding amounts, including redemption premium and discounted interest to November 15, 2019, were repaid on October 11, 2019, on the USD$500 million 8.875% Senior Notes.

On November 17, 2016, Telesat Canada entered into a new amended and restated Credit Agreement with a syndicate of banks which provided for the extension of credit under the Senior Secured Credit Facilities of USD$2,430.0 million and revolving credit borrowings of up to USD$200.0 million (or Canadian dollar equivalent). All obligations under the Credit Agreement were guaranteed by the Company and certain of Telesat Canada’s existing subsidiaries (“Guarantors”). The obligations under the Credit Agreement and the guarantees of those obligations were secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat Canada and the Guarantors. If the Revolving Credit Facility was drawn, the Credit Agreement required Telesat Canada to comply with a first lien net leverage ratio of 5.75:1.00, tested quarterly, and failure to comply will result in an event of default. The Credit Agreement contained total leverage ratio covenants that restrict, with certain exceptions, the ability of Telesat Canada and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sale-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. As at December 31, 2018, the leverage ratio was 4.93:1.00, which was more than the maximum test ratio of 4.50:1.00. This Credit Agreement was fully repaid on December 6, 2019 from the new amended and restated Credit Agreement in the amount of USD$1,908.5 million and the USD$400 million 4.875% Senior Secured Notes.

In connection with the adoption of IFRS 9 on January 1, 2018, a gain on repricing of $36.1 million was recorded against the opening balance of accumulated earnings in 2018 and the current and long-term indebtedness. Any unamortized gain on repricing, as at December 6, 2019, were written off against the loss on refinancing upon the repayment of the indebtedness.

In March 2018, the Company made a $50 million U.S. dollar voluntary payment on the former Term Loan B — U.S. Facility. This resulted in the recognition of a loss of $2.8 million which was recorded against interest and other income and indebtedness. Any unamortized loss on repayment, as at December 6, 2019, were written off against the loss on refinancing upon the repayment of the indebtedness.

In April 2018, the Company amended the former senior secured credit facilities in which the applicable margin was reduced to 2.50% from 3.00%. This resulted in a gain on repricing of $6.9 million which was recorded against interest and other income and indebtedness. Additional debt issue costs of $10.2 million were also incurred in connection with this amendment. Any unamortized gain on repricing or unamortized debt issue costs, as at December 6, 2019, were written off against the loss on refinancing upon the repayment of the indebtedness.

(a)     The Senior Secured Credit Facilities are secured by substantially all of Telesat’s assets. The Credit Agreement requires Telesat Canada and the Guarantors to comply with a First Lien Net Leverage Ratio if the Revolving Credit Facility is drawn by more than 35% of the Credit Facility amount. As at December 31, 2019, Telesat was in compliance with this covenant. The former senior secured credit facilities required compliance with the First Lien Net Leverage ratio if the former revolving credit facility was drawn. As at December 31, 2018, Telesat was in compliance with this covenant.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS (cont.)

         Each tranche of the Senior Secured Credit Facilities and the former senior secured credit facilities is subject to mandatory principal repayment requirements. For the Senior Secured Credit Facilities, the repayment is equal to one quarter of 1% of the value of the initial principal amount and is payable on a quarterly basis commencing on March 31, 2020. For the former senior secured credit facilities, from February 2017 to April 26, 2018, the repayment was equal to one quarter of 1% of the value of the loan as at the February 2017 loan amendment, and was payable on a quarterly basis. From April 26, 2018, the repayment was equal to one quarter of 1% of the value of the loan as at that date, and was payable on a quarterly basis.

The Senior Secured Credit Facilities, which were entered into on December 6, 2019, have two tranches which are described below:

(i)     A Revolving Credit Facility (“Revolving Facility”) of up to $200.0 million U.S. dollars (or Canadian dollar equivalent) is available to Telesat maturing in December 2024. This Revolving Facility is available to be drawn at any time in U.S. funds or Canadian dollar equivalent funds. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 0.75% to 1.25% is applied to the Prime Rate and ABR as these interest rates are defined in the Senior Credit Facilities. For Bankers Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 1.75% to 2.25% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. The Revolving Facility has an unused commitment fee that ranges from 25.0 to 37.5 basis points per annum, depending upon the result of the total leverage ratio. As at December 31, 2019, other than $0.1 million in drawings related to letters of credit, there were no borrowings under this facility.

(ii)    The U.S. TLB Facility is a USD$1,908.5 million facility maturing in December 2026. The borrowings under the U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the Senior Secured Credit Facilities, plus an applicable margin of 2.75%; or (ii) Alternative Base Rate as determined in accordance with the terms of the Senior Secured Credit Facilities plus an applicable margin of 1.75%. The mandatory principal repayment is equal to 0.25% of the original aggregate principal amount, payable on the last day of each quarter, commencing on March 31, 2020. The weighted average effective interest rate was 4.73% for the 25-day period ended December 31, 2019.

The former senior secured credit facilities, which were fully repaid on December 6, 2019, had several tranches which are described below:

(i)     A Revolving Credit Facility (“Revolving Facility”) of up to $200.0 million U.S. dollars (or Canadian dollar equivalent) is available to Telesat. This Revolving Facility was available to be drawn at any time in U.S. funds or Canadian dollar equivalent funds. Loans under the Revolving Facility bore interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 1.50% to 2.00% was applied to the Prime Rate and ABR as these interest rates are defined in the Senior Credit Facilities. For Bankers Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 2.50% to 3.00% was applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility varied depending upon the results of the first lien leverage ratio. The Revolving Facility had an unused commitment fee of 40 basis points. As at December 31, 2018, other than $0.3 million in drawings related to letters of credit, there were no borrowings under this facility.

(ii)    The former U.S. TLB Facility was initially a USD$2,430 million. The outstanding borrowings under the former U.S. TLB Facility bore interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the former senior secured credit facilities, but not less than 0.75%,

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS (cont.)

plus an applicable margin of 2.50%; or (ii) Alternative Base Rate as determined in accordance with the terms of the former senior secured credit facilities plus an applicable margin of 2.00%. The weighted average effective interest rate for the 340-day period ended December 6, 2019 was 6.00% (Year ended December 31, 2018 — 5.83%).

(b)    The former Senior Notes bore interest at an annual rate of 8.875% with interest payments having been made in May and November annually. The total balance of the 8.875% Senior Notes was USD$500 million. The weighted average effective interest rate for the 284-day period ended October 11, 2019 was 8.80% (Year ended December 31, 2018 — 8.80%). The 8.875% Senior Notes were paid in full to the indenture trustee on October 11, 2019.

(c)     The Senior Notes bear interest at an annual rate of 6.5% with interest payments payable in April and October, annually, commencing in April 2020. The 6.5% Senior Notes are due in October 2027 and were entered into on October 11, 2019. The total balance of the Senior Notes is USD$550.0 million. The Senior Notes include covenants or terms that restrict the Company’s ability to, among other things: (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred shares, (ii) incur liens, (iii) pay dividends, or make certain restricted payments or investments, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) consolidate, merge, sell or otherwise dispose of substantially all assets, (vii) create restrictions on the ability to pay dividends, make loans, and sell assets, and (viii) designate subsidiaries as unrestricted subsidiaries. The weighted average effective interest rate for the 81-day period ended December 31, 2019 was 6.27%.

(d)    The Senior Secured Notes bear interest at an annual rate of 4.875% with interest payable on June 1 and December 1, annually, commencing in June 2020. The Senior Secured Notes are due in June 2027 and were entered into on December 6, 2019. The total balance of the Senior Secured Notes is USD$400.0 million. The Senior Secured Notes are secured, subject to certain exceptions, by the assets of Telesat Canada and the Guarantors. The Senior Secured Notes include covenants or terms that restrict the Company’s ability to, among other things: (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred shares, (ii) incur liens, (iii) pay dividends, or make certain restricted payments or investments, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) consolidate, merge, sell or otherwise dispose of substantially all assets, (vii) create restrictions on the ability to pay dividends, make loans, and sell assets, and (viii) designate subsidiaries as unrestricted subsidiaries. The weighted average effective interest rate for the 25-day period ended December 31, 2019 was 4.76%.

(e)     The Senior Secured Credit Facilities, Senior Notes and Senior Secured Notes included the following deferred financing costs and prepayment options:

(i)     The U.S. TLB Facility, Senior Notes and Senior Secured Notes were presented on the balance sheet net of related deferred financing costs of $28.3 million as at December 31, 2019. The deferred financing costs are amortized using the effective interest method.

(ii)    The indenture agreement for the Senior Notes contained provisions for certain prepayment options (Note 28) which were fair valued at the time of debt issuance. The initial fair value impact, as at October 11, 2019, of the prepayment option related to the Senior Notes was a $17.8 million increase to the indebtedness. This liability is subsequently amortized using the effective interest method and had a carrying amount of $17.4 million as at December 31, 2019.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS (cont.)

(iii)   The indenture agreement for the Senior Secured Notes contained provisions for certain prepayment options (Note 28) which were fair valued at the time of debt issuance. The initial fair value impact, as at December 6, 2019, of the prepayment option related to the Senior Secured Notes was a $10.6 million increase to the indebtedness. This liability is subsequently amortized using the effective interest method and had a carrying amount of $10.5 million as at December 31, 2019.

The former senior secured credit facilities and 8.875% Senior Notes included the following deferred financing costs, interest rate floors, prepayment option and net gain on repricing/repayment:

(i)     The former U.S. TLB Facility and 8.875% Senior Notes were presented on the balance sheet net of related deferred financing costs as at December 31, 2018 of $83.8 million. The unamortized deferred financing costs for the 8.875% Senior Notes as at October 11, 2019 and the unamortized deferred financing costs for the former U.S. TLB Facility as at December 6, 2019, were written off against the loss on refinancing upon the repayment of the indebtedness.

(ii)    The indenture agreement for the 8.875% Senior Notes contained provisions for certain prepayment options (Note 28) which were fair valued at the time of debt issuance. The initial fair value impact, in November 2016, of the prepayment option related to the 8.875% Senior Notes was an $8.7 million increase to the indebtedness. This liability is subsequently amortized using the effective interest method and had a carrying amount of $6.9 million as at December 31, 2018. Any unamortized prepayment option as at October 11, 2019, was written off against the loss on refinancing upon the repayment of the indebtedness.

(iii)   The initial fair value impact, in November 2016, of the interest rate floor on the former U.S. TLB Facility was a decrease to the indebtedness of $25.6 million. This asset is subsequently amortized using the effective interest method and had a carrying amount of $18.6 million as at December 31, 2018. Any unamortized interest rate floors as at December 6, 2019, were written off against the loss on refinancing upon the repayment of the indebtedness.

(iv)   The former U.S. TLB Facility was presented on the balance sheet net of the net loss/gain on repricing/repayment of $34.2 million as at December 31, 2018. The net gain on repricing/repayment arose from the following:

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

         Any unamortized net gain on repricing/repayment as at December 6, 2019, was written off against the loss on refinancing upon the repayment of the indebtedness.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

24. INDEBTEDNESS (cont.)

The short-term and long-term portions of deferred financing costs, interest rate floor, prepayment options and net gain on repricing/repayment were as follows:

As at December 31,	2019	2018
Short-term deferred financing costs	$3,385	$15,263
Long-term deferred financing costs	24,934	68,536
	$28,319	$83,799
Short-term interest rate floor	$—	$3,436
Long-term interest rate floor	—	15,165
	$—	$18,601
Short-term prepayment options	$(3,001)	$(942)
Long-term prepayment options	(24,925)	(5,986)
	$(27,926)	$(6,928)
Short-term net gain on repricing/repayment	$—	$6,315
Long-term net gain on repricing/repayment	$—	$27,868
	$—	$34,183
Deferred financing costs, interest rate floor, prepayment options and net gain on repricing/repayment	$393	$129,655

The outstanding principal balance as at December 31, 2019 of indebtedness, excluding deferred financing costs and prepayment options, will be repaid as follows (in millions of Canadian dollars):

2020	2021	2022	2023	2024	Thereafter	Total
$24.8	$24.8	$24.8	$24.8	$24.8	$3,589.2	$3,713.2

25. SHARE CAPITAL

The number of shares and stated value of the outstanding shares were as follows:

	2019		2018
As at December 31,	Number of shares	Stated value	Number of shares	Stated value
Common Shares	74,252,460	$26,580	74,252,460	$26,580
Voting Participating Preferred Shares	7,034,444	48,246	7,034,444	48,246
Non-Voting Participating Preferred Shares	38,477,137	80,059	38,431,311	78,870
Director Voting Preferred Shares	1,000	10	1,000	10
Share capital		$154,895		$153,706

In December 2019, February 2019 and November 2017 dividends were declared and paid on the Director Voting Preferred Shares.

In January 2017, 7,000 stock options granted under the Company’s stock incentive plan were exercised for 7,000 Non-Voting Participating Preferred Shares in exchange for $0.1 million.

In June 2018, 95,363 stock appreciation rights (“Sars”) were exercised for 39,488 Non-Voting Participating Preferred Shares, on a net settlement basis.

In January 2019, 40,269 Sars were exercised for 14,846 Non-Voting Participating Preferred Shares, on a net settlement basis.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

25. SHARE CAPITAL (cont.)

In December 2019, 66,667 restricted share units were settled in exchange for 30,980 Non-Voting Participating Preferred Shares, on a net settlement basis.

In January 2017, the Board of Directors approved a cash distribution to shareholders, as a reduction of stated capital, in the amount of approximately $387.2 million U.S. dollars. These distributions were made during the first quarter of 2017.

There were no changes to the rights, privileges or conditions associated to each class of shares.

The authorized share capital of the Company is comprised of: (i) an unlimited number of Common Shares, Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares, Redeemable Common Shares, and Redeemable Non-Voting Participating Preferred Shares, (ii) 1,000 Director Voting Preferred Shares, and (iii) 325,000 Senior Preferred Shares. None of the Redeemable Common Shares, Redeemable Non-Voting Participating Preferred Shares or Senior Preferred Shares have been issued as at December 31, 2019 or 2018. The Company’s share-based compensation plans have authorized the grant of up to 17,053,779 stock options to purchase Non-Voting Participating Preferred Shares combined with authorizing 200,000 restricted share units expected to be settled in Non-Voting Participating Preferred Shares (Note 29).

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

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

25. SHARE CAPITAL (cont.)

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

26. GOVERNMENT GRANT

In May 2019, Telesat entered into an agreement for a non-refundable government contribution of a value up to $85 million to July 31, 2023 relating to the LEO constellation.

For the year ended December 31, 2019, the Company recorded $5.0 million relating to the agreement.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

27. CAPITAL DISCLOSURES

Telesat is a privately held company. The Company’s financial strategy is designed to maintain compliance with the financial covenant under its Senior Secured Credit Facilities (December 31, 2018 — former senior secured credit facilities) (Note 24), and to maximize returns to its shareholders and other stakeholders. The Company meets these objectives through regular monitoring of the financial covenant and operating results on a quarterly basis. The Company’s overall financial strategy remains unchanged from 2018.

The Company defines its capital as shareholders’ equity (comprising issued share capital, accumulated earnings and excluding reserves) and debt financing (comprising indebtedness and excluding deferred financing costs and prepayment options (December 31, 2018 – deferred financing costs, prepayment option, interest rate floor and net gain on repricing/repayment) as defined in Note 24).

The Company’s capital at the end of the year was as follows:

As at December 31,	2019	2018
Shareholders’ equity (excluding reserves)	$1,185,950	$997,307
Debt financing (excluding deferred financing costs and prepayment options (December 31, 2018 – deferred financing costs, prepayment option, interest rate floor and net gain on repricing/repayment))	$3,713,192	$3,853,883

If the Revolving Facility is drawn by more than 35% of the credit facility amount, the Senior Secured Credit Facilities require Telesat Canada to comply with a first lien net leverage ratio test. As at December 31, 2019, the first lien net leverage ratio was 3.72:1.00, which was less than the maximum test ratio of 5.75:1.00. If the former revolving facility is drawn, the former senior secured credit facilities required Telesat Canada to comply with a first lien net leverage ratio test. As at December 31, 2018, the first lien net leverage ratio was 4.02:1.00, which was less than the maximum test ratio of 5.75:1.00.

The Company’s operating results are tracked against budget on a regular basis, and this analysis is reviewed by senior management. The Company partly manages its interest rate risk due to variable interest rate debt through the use of interest rate swaps (Note 28).

28. FINANCIAL INSTRUMENTS

Measurement of Risks

The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at December 31, 2019.

Credit risk

Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. As at December 31, 2019, the maximum exposure to credit risk is equal to the carrying value of the financial assets which totaled $1,149.2 million (December 31, 2018 — $888.6 million).

Cash and cash equivalents are invested with high quality investment grade financial institutions and are governed by the Company’s corporate investment policy, which aims to reduce credit risk by restricting investments to high-grade, mainly U.S. dollar and Canadian dollar denominated investments.

The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks related to trade accounts receivable. The Company’s standard payment terms are 30 days with interest typically charged on balances remaining unpaid at the end of standard payment terms. The Company’s historical experience with customer defaults has been

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. FINANCIAL INSTRUMENTS (cont.)

minimal. As at December 31, 2019, North American and International customers made up 50% and 50% of the outstanding trade receivable balance, respectively (December 31, 2018 — 59% and 41%, respectively). Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts as at December 31, 2019 was $1.8 million (December 31, 2018 — $5.1 million).

The Company mitigates the credit risk associated with derivative instruments by entering into them with only high quality financial institutions.

Foreign exchange risk

The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The Company’s main currency exposures lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness with the most significant impact being on the U.S. dollar denominated indebtedness. As at December 31, 2019 and 2018, the entire indebtedness was denominated in U.S. dollars, with the Canadian dollar equivalent of the U.S. dollar denominated indebtedness equaling $3,713.2 million and $3,853.9 million, respectively, before netting of deferred financing costs and prepayment options (December 31, 2018 - before netting of deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment).

As at December 31, 2019, the impact of a 5 percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar on financial assets and liabilities would have decreased (increased) net income by $172.9 million (December 31, 2018 — $163.9 million) and increased (decreased) other comprehensive income by $30.9 million (December 31, 2018 — $3.1 million). This analysis assumes that all other variables, in particular interest rates, remain constant.

Interest rate risk

The Company is exposed to interest rate risk on its cash and cash equivalents and its indebtedness. The interest rate risk on the indebtedness is from a portion of the indebtedness having a variable interest rate. Changes in the interest rates could impact the amount of interest that the Company is required to pay or receive.

In October 2017, the Company entered into four interest rate swaps to hedge the interest rate risk associated with the variable interest rate on $1,800.0 million of the U.S. denominated Term Loan B at fixed interest rates, excluding applicable margins, ranging from 1.72% to 2.04%. As at December 31, 2019, three interest rate swaps were outstanding to hedge the interest rate risk associated with the variable interest rate on $1,350 million of the U.S. denominated Term Loan B at fixed interest rates, excluding applicable margins, ranging from 1.84% to 2.04% with expiration terms ranging from September 2020 to September 2022.

If the interest rates on the unhedged variable rate indebtedness change by 0.25%, excluding the potential impact of interest rate floors, the result would be an increase or decrease to net income (loss) of $2.0 million for the year ended December 31, 2019 (December 31, 2018 — $1.8 million).

Liquidity risk

The Company maintains credit facilities to ensure it has sufficient funds available to meet current and foreseeable financial requirements.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. FINANCIAL INSTRUMENTS (cont.)

The contractual maturities of financial liabilities as at December 31, 2019 were as follows:

	Carrying amount	Contractual cash flows (undiscounted)	2020	2021	2022	2023	2024	Thereafter
Trade and other payables	$26,247	$26,247	$26,247	$—	$—	$—	$—	$—
Customer and other deposits	1,735	1,735	1,277	135	18	104	—	201
Satellite performance incentive payments	47,433	59,752	11,495	9,487	8,534	7,674	5,448	17,114
Other financial liabilities	3,659	3,263	3,263	—	—	—	—	—
Interest rate swaps	7,916	1,181	141	598	442	—	—	—
Indebtedness(1)	3,733,241	5,067,951	221,928	212,311	211,147	209,983	209,059	4,003,523
	$3,820,231	$5,160,129	$264,351	$222,531	$220,141	$217,761	$214,507	$4,020,838

(1)      Indebtedness excludes deferred financing costs and prepayment options.

The interest payable and interest payments included in the carrying value and contractual cash flows, respectively, in the above table, were as follows:

	Interest payable	Interest payments
Satellite performance incentive payments	$482	$12,513
Other financial liabilities	$31	$31
Indebtedness	$20,050	$1,354,759

Financial assets and liabilities recorded on the balance sheets and the fair value hierarchy levels used to calculate those values were as follows:

As at December 31, 2019	FVTPL	Amortized cost	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$—	$1,027,222	$1,027,222	$1,027,222	Level 1
Trade and other receivables	—	64,062	64,062	64,062	(3)
Other current financial assets	—	210	210	210	Level 1
Other long-term financial assets(1)	32,821	24,909	57,730	57,730	Level 1, Level 2
Trade and other payables	—	(26,247)	(26,247)	(26,247)	(3)
Other current financial liabilities	(3,206)	(35,075)	(38,281)	(40,748)	Level 2
Other long-term financial liabilities	(4,710)	(37,801)	(42,511)	(42,493)	Level 2
Indebtedness(2)	—	(3,713,192)	(3,713,192)	(3,760,656)	Level 2
	$24,905	$(2,695,912)	$(2,671,007)	$(2,720,920)

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. FINANCIAL INSTRUMENTS (cont.)

As at December 31, 2018	FVTPL	Amortized cost	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$—	$768,433	$768,433	$768,433	Level 1
Trade and other receivables	—	45,631	45,631	45,631	(3)
Other current financial assets(1)	18,632	147	18,779	18,779	Level 1, Level 2
Other long-term financial assets(1)	33,796	21,959	55,755	55,755	Level 1, Level 2
Trade and other payables	—	(30,659)	(30,659)	(30,659)	(3)
Other current financial liabilities	(6)	(26,380)	(26,386)	(29,131)	Level 2
Other long-term financial liabilities	(5,627)	(48,894)	(54,521)	(54,733)	Level 2
Indebtedness(2)	—	(3,853,883)	(3,853,883)	(3,709,695)	Level 2
	$46,795	$(3,123,646)	$(3,076,851)	$(2,935,620)

(1)      Other current and long-term financial assets classified as fair value through profit or loss were calculated using level 2 of the fair value hierarchy. All other balances were calculated using level 1 of the fair value hierarchy.

(2)      Indebtedness excludes deferred financing costs and prepayment options (December 31, 2018 – deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment).

(3)      Trade and other receivables and trade and other payables approximate fair value due to the short-term maturity of these instruments.

Assets pledged as security

The Senior Secured Credit Facilities and Senior Secured Notes are secured by substantially all of Telesat’s assets excluding the assets of unrestricted subsidiaries.

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

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. FINANCIAL INSTRUMENTS (cont.)

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

The carrying amounts of cash and cash equivalents, trade and other receivables, and trade and other payables approximate fair value due to the short-term maturity of these instruments. As at December 31, 2019, cash and cash equivalents included $484.7 million (December 31, 2018 — $425.6 million) of short-term investments.

The fair value of the satellite performance incentive payments, included in other current and long-term financial liabilities, was determined using a discounted cash flow methodology. The calculation is performed on a recurring basis. As at December 31, 2019 and 2018, the discount rate used was 5.2% and 5.7%, respectively.

The fair value of the indebtedness was based on transactions and quotations from third parties considering market interest rates and excluding deferred financing costs and prepayments options (December 31, 2018 — deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment). The calculation of the fair value of the indebtedness is performed on a recurring basis. The rates used were as follows:

As at December 31,	2019	2018
Term Loan B – U.S. Facility – former senior secured credit facilities	—%	94.50%
Term Loan B – U.S. Facility – Senior Secured Credit Facilities	100.25%	—%
8.875% Senior Notes	—%	104.44%
Senior Notes	104.25%	—%
Senior Secured Notes	102.10%	—%

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

The discount rates used to discount cash flows as at December 31, 2019 ranged from 1.45% to 1.91% (December 31, 2018 — 2.29% to 2.81%).

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

28. FINANCIAL INSTRUMENTS (cont.)

The fair value of the derivative assets and liabilities was calculated based on the level 2 of the fair value hierarchy. The current and long-term portions of the fair value of the Company’s derivative assets and liabilities, as at each balance sheet date, were as follows:

As at December 31, 2019	Other current financial assets	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total
Interest rate swaps	$—	$—	$(3,206)	$(4,710)	$(7,916)
Prepayment options	—	32,821	—	—	32,821
	$—	$32,821	$(3,206)	$(4,710)	$24,905

As at December 31, 2018	Other current financial assets	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total
Interest rate floor	$—	$—	$(6)	$(5,627)	$(5,633)
Interest rate swaps	18,632	16,650	—	—	35,282
Prepayment option	—	17,146	—	—	17,146
	$18,632	$33,796	$(6)	$(5,627)	$46,795

The reconciliation of the fair value of derivative assets and liabilities was as follows:

Fair value, December 31, 2017 and January 1, 2018	$59,357
Unrealized gains (losses) on derivatives
Interest rate floor	255
Prepayment option	(30,691)
Interest rate swaps	12,231
Impact of foreign exchange	5,643
Fair value, December 31, 2018 and January 1, 2019	46,795
Derivatives recognized at inception
Prepayment option – Senior Notes (Note 24)	17,829
Prepayment option – Senior Secured Notes (Note 24)	10,562
Unrealized gains (losses) on derivatives
Interest rate floor	5,368
Prepayment options	(12,391)
Interest rate swaps	(42,649)
Impact of foreign exchange	(609)
Fair value, December 31, 2019	$24,905

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. SHARE-BASED COMPENSATION PLANS

Telesat Canada Stock Incentive Plans

In September 2008 and April 2013, Telesat adopted share-based compensation plans (the “stock incentive plans”) for certain key employees of the Company and its subsidiaries. The stock incentive plans provide for the grant of up to 17,053,779 options, to purchase Non-Voting Participating Preferred Shares of Telesat Canada, convertible into Common Shares as detailed in the table below.

Year authorized	Quantity
2008	8,824,646
2013	4,036,729
2015	62,404
2017	350,000
2018	3,280,000
2019	500,000

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

In August 2017, Telesat authorized the exchange of 805,835 performance-vesting options for 805,835 time-vesting options. The exchanged amounts included 715,383 unvested performance-vesting options which were exchanged for an equal amount of unvested time-vesting options. A portion of the new unvested time-vesting options will vest upon the next anniversary date, subsequent to August 2017, of the option holder with the remainder vesting evenly over a three-year period commencing on the sixth anniversary date.

The Company expenses the fair value of stock options that are expected to vest over the vesting period using the Black-Scholes option pricing model. The share-based compensation expense is included in operating expenses.

In connection with the $387.2 million U.S. dollars cash distribution to the Company’s shareholders (Note 25), effective January 25, 2017, a special payment was authorized to option holders of $12.8 million U.S. dollars. The payments are made in subject to certain conditions being met.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. SHARE-BASED COMPENSATION PLANS (cont.)

The change in number of stock options outstanding and their weighted average exercise price were as follows:

	Time vesting option plans		Performance vesting option plans
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at December 31, 2017 and January 1, 2018	3,464,197	$24.85	476,410	$11.07
Granted	3,692,372		—
Forfeited	(2,650)		—
Exercised (Note 25)	(51,055)		(44,308)
Expired	—		—
Outstanding at December 31, 2018 and January 1, 2019	7,102,864	$25.56	432,102	$11.07
Granted	522,372		—
Forfeited	(62,499)		—
Exercised (Note 25)	(18,120)		(22,149)
Expired	—		—
Outstanding at December 31, 2019	7,544,617	$25.63	409,953	$11.07

The movement in the number of restricted share units outstanding was as follows:

Outstanding, January 1, 2018	—
Granted	200,000
Outstanding, December 31, 2018 and January 1, 2019	200,000
Settled	(66,667)
Outstanding, December 31, 2019	133,333

The quantity of stock options that are exercisable and the weighted average remaining life were as follows:

As at December 31,	2019	2018
Time vesting option plans	4,762,335	3,689,117
Performance vesting option plans	409,953	432,102
Weighted average remaining life	7 years	7 years

The share-based compensation expense included in the consolidated statements of income (loss) was as follows:

Years ended December 31,	2019	2018	2017
Operating expenses	$16,035	$29,505	$2,856

The weighted average assumptions used to determine the share-based compensation expense for stock options using the Black-Scholes option pricing model were as follows:

	2019	2018	2017
Dividend yield	—%	—%	—%
Expected volatility	32.4%	31.7%	24.6%
Risk-free interest rate	2.93%	2.94%	1.83%
Expected life (years)	10	10	10

The expected volatility is based on the historical volatility.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

29. SHARE-BASED COMPENSATION PLANS (cont.)

The weighted average fair value of the stock options granted during 2019 was $12.84 (2018 – weighted average fair value of the stock options and restricted share units was $13.37). There were no restricted share units granted in 2019.

30. EMPLOYEE BENEFIT PLANS

The expenses included on the consolidated statements of income (loss) and the consolidated statements of comprehensive income (loss) were as follows:

	Pension plans			Other post-employment benefit plans
Years ended December 31,	2019	2018	2017	2019	2018	2017
Consolidated statements of income (loss)
Operating expenses	$6,198	$6,345	$6,239	$116	$276	$243
Interest expense	$524	$658	$650	$815	$830	$861
Consolidated statements of comprehensive income (loss)
Actuarial (gains) losses on employee benefit plans	$(3,325)	$(4,555)	$3,761	$2,191	$(3,200)	$1,410

In October 2013, the Company ceased to allow new employees to join certain defined benefit plans, except under certain circumstances, and commenced a defined contribution pension plan for new employees.

The Company made contributions of $1.2 million for various defined contribution arrangements during 2019 (December 31, 2018 — $0.9 million).

The Company’s funding policy is to make contributions to its defined benefit pension funds based on actuarial cost methods as permitted and required by pension regulatory bodies. Contributions reflect actuarial assumptions concerning future investment returns, salary projections and future service benefits. Plan assets are represented primarily by Canadian and foreign equity securities, fixed income instruments and short-term investments.

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

The balance sheet obligations, distributed between pension and other post-employment benefits, included in other long-term liabilities (Note 23) were as follows:

As at December 31,	2019	2018
Pension benefits	$8,566	$10,905
Other post-employment benefits	23,508	21,330
Accrued benefit liabilities	$32,074	$32,235

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. EMPLOYEE BENEFIT PLANS (cont.)

The amounts recognized in the balance sheets and the funded statuses of the benefit plans were as follows:

	2019		2018
As at December 31,	Pension	Other	Pension	Other
Present value of funded obligations	$331,737	$—	$292,914	$—
Fair value of plan assets	(324,257)	—	(283,064)	—
	7,480	—	9,850	—
Present value of unfunded obligations	1,086	23,508	1,055	21,330
Accrued benefit liabilities	$8,566	$23,508	$10,905	$21,330

The changes in the benefit obligations and in the fair value of plan assets were as follows:

	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2019	$293,969	$21,330	$315,299
Current service cost	5,701	116	5,817
Interest expense	11,241	815	12,056
Remeasurements
Actuarial losses arising from plan experience	1,773	235	2,008
Actuarial losses from change in demographic assumptions	—	16	16
Actuarial losses from changes in financial assumptions	28,531	1,940	30,471
Benefits paid	(9,483)	(758)	(10,241)
Contributions by plan participants	1,091	—	1,091
Foreign exchange	—	(186)	(186)
Benefit obligation, December 31, 2019	332,823	23,508	356,331
Change in fair value of plan assets
Fair value of plan assets, January 1, 2019	(283,064)	—	(283,064)
Contributions by plan participants	(1,091)	—	(1,091)
Contributions by employer	(5,736)	(758)	(6,494)
Interest income	(10,717)	—	(10,717)
Benefits paid	9,483	758	10,241
Remeasurements
Return on plan assets, excluding interest income	(33,629)	—	(33,629)
Administrative costs	497	—	497
Fair value of plan assets, December 31, 2019	(324,257)	—	(324,257)
Accrued benefit liabilities, December 31, 2019	$8,566	$23,508	$32,074

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. EMPLOYEE BENEFIT PLANS (cont.)

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

The weighted average duration of the defined benefit obligation as at December 31, 2019 is 16 years for the defined benefit pension plans and 15 years for the other post-employment benefit plans. The weighted average duration of the current service cost as at December 31, 2019 is 23 years for the defined benefit pension plans and 28 years for the other post-employment benefit plans.

The estimated future benefit payments for the defined benefit pension plans and other post-employment benefit plans until 2029 are as follows:

	Pension	Other
2020	$10,848	$861
2021	$11,451	$894
2022	$12,007	$929
2023	$12,649	$964
2024	$13,368	$1,000
2025 to 2029	$76,594	$6,409

Benefit payments include obligations to 2029 only as obligations beyond this date are not quantifiable.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. EMPLOYEE BENEFIT PLANS (cont.)

The fair value of the plan assets were allocated as follows between the various types of investments:

As at December 31,	2019	2018
Equity securities
Canada	22.3%	20.8%
United States	19.8%	12.7%
International (other than United States)	14.1%	18.1%
Fixed income instruments
Canada	41.2%	45.7%
Cash and cash equivalents
Canada	2.6%	2.7%

Plan assets are valued at the measurement date of December 31 each year.

The investments are made in accordance with the Statement of Investment Policies and Procedures. The Statement of Investment Policies and Procedures is reviewed on an annual basis by the Management Level Pension Fund Investment Committee with approval of the policy being provided by the Audit Committee.

The following are the significant assumptions adopted in measuring the Company’s pension and other benefit obligations:

As at December 31,	Pension 2019	Other 2019	Pension 2018	Other 2018
Actuarial benefit obligation
Discount rate	3.20%	2.95% to 3.20%	3.80%	3.80% to 4.00%
Benefit costs for the year ended
Discount rate	3.90%	3.90% to 4.00%	3.60%	3.25% to 3.60%
Future salary growth	2.50%	N/A	2.50%	N/A
Health care cost trend rate	N/A	3.49% to 5.49%	N/A	4.50%
Other medical trend rates	N/A	4.00% to 4.56%	N/A	4.50%

For certain Canadian post-retirement plans the above trend rates are applicable for 2019 to 2024 which will increase linearly to 4.75% in 2029 and grading down to an ultimate rate of 3.57% per annum in 2040 and thereafter.

Sensitivity of assumptions

The calculation of the defined benefit obligation is sensitive to the assumptions set out above. The following table summarizes how the impact on the defined benefit obligation as at December 31, 2019 and 2018 would have increased or decreased as a result of the change in the respective assumptions by one percent.

	Pension		Other
As at December 31, 2019	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(45,385)	$57,745	$(2,751)	$3,576
Future salary growth	$9,856	$(8,874)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$2,018	$(1,531)

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. EMPLOYEE BENEFIT PLANS (cont.)

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

The Company expects to make contributions of $5.1 million to the defined benefit plans and $0.6 million to the defined contribution plan of Telesat Canada during the next fiscal year.

31. SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents were comprised of the following:

As at December 31,	2019	2018	2017
Cash	$542,537	$342,874	$388,372
Short-term investments(1)	484,685	425,559	90,673
Cash and cash equivalents	$1,027,222	$768,433	$479,045

(1)      Consisted of short-term investments with an original maturity of three months or less or which are available on demand with no penalty for early redemption.

Income taxes paid, net of income taxes received was comprised of the following:

Years ended December 31,	2019	2018	2017
Income taxes paid	$(101,952)	$(109,193)	$(85,503)
Income taxes received	6,497	2,885	22,512
	$(95,455)	$(106,308)	$(62,991)

Interest paid, net of capitalized interest and interest received was comprised of the following:

Years ended December 31,	2019	2018	2017
Interest paid	$(195,671)	$(207,339)	$(219,773)
Interest received	19,559	11,802	6,201
Capitalized interest	—	19,120	18,324
	$(176,112)	$(176,417)	$(195,248)

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

31. SUPPLEMENTAL CASH FLOW INFORMATION (cont.)

The reconciliation of the liabilities arising from financing activities was as follows:

	Indebtedness	Satellite performance incentive payments	Lease liabilities
Balance as at January 1, 2019	$3,724,228	$58,913	$369
Cash outflows	(3,743,465)	(9,644)	(1,252)
Cash inflows	3,786,082	—	—
Write-off of deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment (Note 24)	107,065	—	—
Amortization of deferred financing costs, interest rate floor, prepayment options and net gain on repricing/repayment	22,461	—	—
Debt issue costs	(28,082)	—	—
Debt issue costs accrued	(573)
Prepayment option at inception – Senior Notes	17,829	—	—
Prepayment option at inception – Senior Secured Notes	10,562	—	—
Cumulative effect adjustment (Note 3)	—	—	26,851
Non-cash additions	—	—	2,775
Interest paid	—	—	(984)
Interest accrued	—	—	1,288
Other	—	296	(236)
Impact of foreign exchange	(183,308)	(2,614)	(229)
Balance as at December 31, 2019	$3,712,799	$46,951	$28,582

	Indebtedness	Satellite performance incentive payments	Capital leases
Balance as at January 1, 2018	$3,543,377	$62,961	$369
Debt repricing costs	(10,190)	—	—
Cash outflows	(94,951)	(9,037)	(29)
Amortization of deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment	22,497	—	—
Loss on voluntary payment (Note 24)	2,828	—	—
Gain on repricing (Note 24)	(6,901)	—	—
Cumulative effect adjustment (Note 24)	(36,072)	—	—
Other	—	191	—
Impact of foreign exchange	303,640	4,798	29
Balance as at December 31, 2018	$3,724,228	$58,913	$369

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

31. SUPPLEMENTAL CASH FLOW INFORMATION (cont.)

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

The net change in operating assets and liabilities was comprised of the following:

As at December 31,	2019	2018	2017
Trade and other receivables	$(16,113)	$22,056	$(13,272)
Financial assets	(3,897)	(210)	3,975
Other assets	(13,183)	371	12,848
Trade and other payables	1,685	(4,695)	6,947
Financial liabilities	(2,125)	(1,026)	(13,748)
Other liabilities	19,691	72,317	51,502
	$(13,942)	$88,813	$48,252

Non-cash investing activities were comprised of:

Years ended December 31,	2019	2018	2017
Satellites, property and other equipment	$29,234	$3,795	$9,515
Intangible assets	$(3,263)	$3,635	$(128)

32. COMMITMENTS AND CONTINGENT LIABILITIES

The following were the Company’s off-balance sheet contractual obligations as at December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Property leases	$1,087	$1,242	$1,032	$1,000	$1,001	$13,149	$18,511
Capital commitments	15,510	21,628	4,807	—	—	—	41,945
Other operating commitments	20,532	12,052	4,557	3,435	2,703	5,467	48,746
	$37,129	$34,922	$10,396	$4,435	$3,704	$18,616	$109,202

Property leases consisted of off-balance sheet contractual obligations for land or building usage, while capital commitments included commitments for capital projects. Other operating commitments consisted of third party satellite capacity arrangements as well as other commitments that are not categorized as property leases or capital commitments. The Company’s off-balance sheet obligations included the future minimum payments for the non-cancellable period of each respective obligation, which have various terms and expire between 2020 to 2039.

Certain variable costs associated with the capitalized leases have been included in property leases commitments with a termination date co-terminus with the lease liability.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

32. COMMITMENTS AND CONTINGENT LIABILITIES (cont.)

The Company has entered into contracts for the development of the LEO constellation and other capital expenditures. The total outstanding commitments as at December 31, 2019 were included in capital commitments.

The Company has agreements with various customers for prepaid revenue on several service agreements which take effect when the satellite is placed in service. The Company is responsible for operating and controlling these satellites. As at December 31, 2019, customer prepayments of $440.3 million (December 31, 2018 — $503.4 million), a portion of which is refundable under certain circumstances, were reflected in other current and long-term liabilities.

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

Legal Proceedings

The Company participates from time to time in legal proceedings arising in the normal course of its business.

Telesat has previously received assessments from the Brazil tax authorities alleging that additional taxes are owed on revenue earned for the period 2003 to 2012 in the amount of $36.8 million, including interest and penalties. In July 2019, the Brazil tax authorities extended their audit to the period 2014 to 2018, and alleged that additional taxes are owing for that period. The total dispute for the period 2003 to 2018, including interest and penalties, now totals $71.2 million. The dispute relates to the Brazil tax authorities’ characterization of revenue. The Company has challenged the previous assessments and will challenge the current assessment. The Company believes the likelihood of an unfavorable outcome in these disputes is remote and, as such, no reserve has been established.

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

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

33. SUBSIDIARIES

The list of significant companies included in the scope of consolidation as at December 31, 2019 was as follows:

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

The percentage of voting rights and method of consolidation were the same as at December 31, 2018.

34. RELATED PARTY TRANSACTIONS

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

Special cash distribution

Effective January 25, 2017, the Board of Directors approved a special cash distribution to shareholders, as a reduction of stated capital, in the amount of approximately $387.2 million U.S. dollars. Of this balance, $138.5 million U.S. dollars was paid to Red Isle, $242.7 million U.S. dollars was paid to Loral Holdings, with the remainder paid to various individuals. These distributions were made during the first quarter of 2017.

Compensation of executives and Board level directors

Year ended December 31,	2019	2018	2017
Short-term benefits (including salaries)	$11,051	$16,853	$10,037
Special payments(1)	948	2,904	9,006
Post-employment benefits	2,773	2,510	2,458
Share-based payments	15,649	29,016	2,820
	$30,421	$51,283	$24,321

(1)      Balance relates to the special cash distribution effective January 25, 2017.

Telesat Canada

Notes to the 2019 Consolidated Financial Statements - (Continued)
(all amounts in thousands of Canadian dollars, except where otherwise noted)

34. RELATED PARTY TRANSACTIONS (cont.)

Key management personnel — stock options

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

During 2019, Telesat issued 500,000 time-vesting options to certain key management personnel, which vest over a five-year period.

In January 2019, 40,269 share appreciation rights were exercised by a member of key management personnel for 14,846 Non-Voting Participating Preferred Shares, on a net settlement basis.

In December 2019, 66,667 restricted share units were settled in exchange for 30,980 Non-Voting Participating Preferred Shares, on a net settlement basis.

Transactions with related parties

The Company and certain of its subsidiaries regularly engage in transactions with related parties. The Company’s related parties include Loral and Red Isle. The transactions have been entered into over the normal course of operations. There were no transactions or balances with Red Isle during any of the years presented.

During the years presented below, the Company and its subsidiaries entered into the following transactions with Loral.

	Sale of goods and services, interest income			Purchase of goods and services, interest expense
Years ended December 31,	2019	2018	2017	2019	2018	2017
Revenue	$133	$128	$128	$—	$—	$—
Operating expenses	$—	$—	$—	$6,645	$6,456	$6,518

The following balances were outstanding with Loral at the end of the years presented below:

	Amounts owed by related parties		Amounts owed to related parties
At December 31,	2019	2018	2019	2018
Current receivables/payables	$—	$28	$204	$—

The amounts outstanding are unsecured and will be settled in cash.

Other related party transactions

The Company funds certain defined benefit pension plans. Contributions made to the plans for the year ended December 31, 2019 were $5.7 million (December 31, 2018 — $7.7 million).