Form 10-K/A
period 2019-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2020-03-26
CIK 1006269

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

As of June 28, 2019, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant was approximately $439,112,289

At March 20, 2020, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO ANNUAL REPORT ON FORM 10‑K/A

(AMENDMENT NO. 1)

For the Year Ended December 31, 2019

LORAL SPACE AND COMMUNICATIONS INC.

Explanatory Note

Loral Space & Communications Inc. (“Loral,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020, to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in our Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because the Company has not yet scheduled its Annual Meeting of Stockholders for 2020 and, accordingly, the Company’s definitive proxy statement containing such information will not be filed on or before 120 days after our fiscal year end.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications as Exhibits 31.1 and 31.2.

This Amendment does not reflect events occurring after the date of the filing of our Form 10-K, nor does it amend, modify or otherwise update any other information in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10‑K and with our filings with the SEC subsequent to the filing of our Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 with regard to the executive officers of the Company was contained in Item 10 of our Form 10-K filed on March 12, 2020. The following provides information regarding the directors of Loral and the other information required by Item 10 that was not contained in our Form 10-K.

The Company has three classes of directors serving staggered three-year terms, with each of Class I and Class II consisting of two directorships and Class III consisting of three directorships. The terms of the Class I, II and III directorships expire on the date of the Company’s Annual Meeting in 2022, 2020 and 2021, respectively. One Class III directorship is currently vacant and will remain vacant until the Board either reduces its size or elects a candidate to fill such vacancy.

Members of the Board of Directors

The following are brief biographical sketches of each of our directors, including their experience, qualifications, attributes and skills, which, taken as a whole, have enabled the Board of Directors (the “Board”) to conclude that each director should, in light of the Company’s business and structure, serve as a director of the Company.

Class I Directors — Term Expiring in 2022

Arthur L. Simon

Age:	88

Director Since:	November 2005

Class:	Class I

Committees:	Audit Committee (Chairman)

Business Experience:	Mr. Simon is retired. Prior to his retirement, Mr. Simon was a partner at Coopers & Lybrand L.L.P., Certified Public Accountants, from 1968 to 1994.

Other Directorships (previous within the last five years):	Director and member of the Audit and Nominating/Corporate Governance Committees of L3 Technologies, Inc.

Qualifications:

Mr. Simon’s qualifications for service on our Board include his significant experience in the satellite industry, having served as a director of the Company and its predecessors for more than 20 years. He also has significant accounting and internal controls background and expertise, having served in a public accounting firm for 38 years, 25 of which were as a partner, and having co-founded the aerospace/defense contracting group at his former firm. In addition, he brings to the Company substantial business knowledge gained while serving as an independent director of another public company in the aerospace and defense industry.

John P. Stenbit

Age:	79

Director Since:	June 2006

Class:	Class I

Committees:	Audit Committee (Member)

Business Experience:

Mr. Stenbit is a consultant for various government and commercial clients. From 2017 to 2019, Mr. Stenbit was Chairman of the Board of DGI Holdings Inc., a private corporation. From 2001 to his retirement in March 2004, he was Assistant Secretary of Defense of Networks and Information Integration/Department of Defense Chief Information Officer.

Other Directorships (current):	Director and member of the Nomination, Evaluation and Corporate Governance Committee and Compensation and Human Resources Committee of ViaSat, Inc.

Qualifications:

Mr. Stenbit’s qualifications for service on our Board include his significant experience in the aerospace and satellite industries, having previously served as a senior executive of TRW for 10 years in positions with financial oversight responsibilities. He also has had a distinguished career of government service focused on the telecommunications and command and control fields. In addition, he brings to the Company a breadth of business knowledge gained while serving as an independent director of other technology companies.

Class II Directors — Term Expiring in 2020

John D. Harkey, Jr.

Age:	59

Director Since:	November 2005

Class:	Class II

Committees:	Audit Committee (Member), Compensation Committee (Member) and Nominating Committee (Chairman)

Business Experience:	Mr. Harkey has been Chairman and Chief Executive Officer of Consolidated Restaurant Companies, Inc. since 1998.

Other Directorships (current):	Director of Emisphere Technologies, Inc.

Qualifications:

Mr. Harkey’s qualifications for service on our Board include his ability to provide the insight and perspectives of a successful and long-serving active chief executive officer of a major restaurant company. His current and prior experience serving on the boards of several other public companies in diverse industries allows him to offer a broad perspective on corporate governance, risk management and operating matters facing corporations today.

Michael B. Targoff

Age:	75

Director Since:	November 2005

Class:	Class II

Committees:	Executive Committee (Chairman)

Business Experience:

Mr. Targoff has been Vice Chairman of Loral since November 21, 2005 and a consultant to the Company since December 15, 2012. Mr. Targoff was Chief Executive Officer of Loral from March 1, 2006 to December 14, 2012 and President of Loral from January 8, 2008 to December 14, 2012. Mr. Targoff also has been a Director and member of the Audit Committee of Telesat Canada (“Telesat”) since the Company acquired its interest in Telesat in October 2007. From 1998 to February 2006, Mr. Targoff was founder and principal of Michael B. Targoff & Co., a private investment company.

Qualifications:

Mr. Targoff’s qualifications for service on our Board include his extensive understanding and knowledge of our business and the satellite industry, as well as demonstrated leadership skills and operating experience, acquired during more than 20 years of serving as a senior executive of the Company and its predecessors. As a current or former director of other public and private companies in the telecommunications industry, Mr. Targoff also brings to the Company a broad-based business knowledge and substantial financial expertise.

Class III Directors — Term Expiring in 2021

Mark H. Rachesky, M.D.

Age:	61

Director Since:	November 2005

Class:	Class III

Committees:	Compensation Committee (Chairman) and Executive Committee (Member)

Business Experience:

Dr. Rachesky has been non-executive Chairman of the Board of Loral since March 1, 2006. Dr. Rachesky also has been non-executive Chairman of the Board and a member of the Compensation and Corporate Governance Committee of Telesat since the Company acquired its interest in Telesat in October 2007. Dr. Rachesky founded MHR Fund Management LLC (“MHR”) and has been its Chief Investment Officer since 1996. MHR is an investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments.

Other Directorships (current):

Director and member of the Governance and Nominating Committee and Compensation Committee of Emisphere Technologies, Inc.; Non-executive Chairman of the Board, co-chairman of the Strategic Advisory Committee and member of the Compensation Committee of Lions Gate Entertainment Corp.; Director and member of the Nominating and Governance Committee and co-chairman of the Finance Committee of Navistar International Corporation; Director and member of the Corporate Governance Committee, Nominating Committee and Compensation Committee of Titan International Inc.

Qualifications:

Dr. Rachesky’s qualifications for service on our Board include his demonstrated leadership skills as well as his extensive financial expertise and broad-based business knowledge and relationships. In addition, as the Chief Investment Officer of MHR, with a demonstrated investment record in companies engaged in a wide range of businesses for more than 20 years, together with his experience as chairman and director of other public and private companies, Dr. Rachesky brings to the Company broad and insightful perspectives relating to economic, financial and business conditions affecting the Company and its strategic direction.

Janet T. Yeung

Age:	55

Director Since:	May 2015

Class:	Class III

Business Experience:

Since May 2012, Ms. Yeung has been Principal and General Counsel of MHR. From July 2008 to May 2012, Ms. Yeung was Principal and Counsel of MHR. From 2000 to June 2008, Ms. Yeung was Vice President and Deputy General Counsel of Loral and its predecessor.

Qualifications:

Ms. Yeung’s qualifications for service on our Board include her having previously served as an officer of the Company and, as a result, her familiarity with and extensive knowledge of the Company and the satellite industry. In addition, through her broad and deep experience in structuring, negotiating and implementing a wide variety of corporate transactions and financings during her tenure at the Company and at MHR, she has gained a considerable understanding of the matters that face the Company which enable her to offer the Board a broad perspective and advice on corporate governance, risk management and legal matters facing the Company today.

Code of Ethics

Loral has adopted a Code of Conduct for all of its employees, including all of its executive officers. This Code of Conduct is available on the Investor Relations — Corporate Governance section of our web site at www.loral.com. Any amendments or waivers to this Code of Conduct with respect to Loral’s principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) will be posted on such web site. One may also obtain, without charge, a copy of this Code of Conduct by contacting our Investor Relations Department at (212) 697‑1105.

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

Item 11. Executive Compensation

Executive Compensation

The following table sets forth information with respect to compensation awarded or paid to the named executive officers of the Company for services rendered during the Company’s last two completed fiscal years ended December 31, 2019 and 2018. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

Summary Compensation Table

				All Other
Name and Principal		Salary	Bonus(1)	Compensation(2)	Total
Position	Year	($)	($)	($)	($)

Avi Katz	2019	$615,659	$480,969	$179,630	$1,276,258
President, General Counsel and Secretary	2018	$602,133	$470,386	$186,732	$1,259,251

John Capogrossi	2019	$427,116	$278,062	$108,406	$813,584
Vice President, Chief Financial Officer and Treasurer	2018	$417,732	$271,943	$115,465	$805,140

Ravinder S. Girgla	2019	$313,006	$203,774	$52,506	$569,286
Vice President and Controller	2018	$306,129	$199,290	$51,413	$556,832

(1)

Amounts in the “Bonus” column in the Summary Compensation Table above represent discretionary annual cash bonus incentives awarded under our Management Incentive Bonus program (described below in “Narrative Disclosure to Summary Compensation Table”).

(2)

The “All Other Compensation” column in the Summary Compensation Table above is, for 2019, comprised of the following components:  (i) for Mr. Katz:  $8,721 in life insurance premiums paid by the Company, $11,201 in Company 401(k) matching contributions and a $159,708 SERP Make-Whole Payment (defined below in “Narrative Disclosure to Summary Compensation Table”); (ii) for Mr. Capogrossi:  $3,315 in life insurance premiums paid by the Company, $11,201 in Company 401(k) matching contributions and a $93,890 SERP Make-Whole Payment; and (iii) for Mr. Girgla:  $2,589 in life insurance premiums paid by the Company, $11,201 in Company 401(k) matching contributions and a $38,716 SERP Make‑Whole Payment.

Narrative Disclosure to Summary Compensation Table

Annual Bonus

We provide a discretionary annual cash bonus incentive for our named executive officers under our Management Incentive Bonus or MIB program to motivate and reward our named executive officers for their efforts towards achieving our annual, short-term corporate goals, as well as our long-term strategic goals. Our Compensation Committee administers the MIB program, sets target bonus opportunities and determines the amounts payable under the MIB program each year, which may be more or less than the target opportunity. The table below sets forth the target bonus opportunity for 2019 for each named executive officer.

Name	Target Bonus Opportunity (as a % of salary)

Avi Katz	60%
John Capogrossi	50%
Ravinder S. Girgla	50%

In March 2020, the Compensation Committee reviewed, on a subjective basis, the individual performance of the participants in the MIB program during 2019, including the named executive officers, and specifically noted their excellent performance in their areas of responsibility, and approved payment of discretionary bonuses to the named executive officers at the same level as in 2018 (with the only adjustments relating to the ordinary course cost of living increase to base salaries). These 2019 bonus awards resulted in a bonus payment to each of Messrs. Katz,

Capogrossi and Girgla at an aggregate of 130% of their target bonus opportunities. These bonus amounts are included in the “Bonus” column of the Summary Compensation Table.

Retirement Benefits

The Company maintains two types of qualified retirement plans covering its executive officers:  a defined benefit pension plan and a defined contribution savings plan.

As of December 31, 2019, the qualified defined benefit pension plan covered all of our named executive officers. In 2006, the Company changed this plan, which previously had been administered on a non-contributory basis, to require certain contributions by participants which had the effect of sharing the cost of providing qualified pension benefits with the named executive officers.

As of December 31, 2019, the defined contribution savings plan benefited all named executive officers. Named executive officers who make contributions to this plan receive matching contributions from the Company of up to 6% of a participant’s eligible base salary at a rate of 66⅔%.

As discussed below, named executive officers are also provided with annual SERP Make-Whole Payments, which are included in the “All Other Compensation” column of the Summary Compensation Table.

SERP Make-Whole Payments

Our qualified defined benefit pension plan is subject to the Internal Revenue Code’s limits on covered compensation and benefits payable. Prior to 2014, pension benefits were also provided through a “non-qualified” plan. The non-qualified plan, also known as the Supplemental Executive Retirement Plan (“SERP”), was designed to “restore” the benefit levels that IRS regulations limited in qualified plans. Under the SERP, each participant was entitled to receive the difference, if any, between the full amount of retirement income due under the pension plan formula without application of the IRS limitations and the amount of retirement income payable to the participant under the pension plan formula when applicable Internal Revenue Code limitations are applied. Our Board approved termination of the SERP in December 2012, and final lump sum payouts were made to participants in December 2013.

In January 2014, the Board approved annual make-whole payments (the “SERP Make-Whole Payments”) to employees, including Loral’s named executive officers, who would have earned SERP benefits had the SERP not been terminated. Specifically, with respect to periods after the final lump sum payouts to participants in December 2013, each employee who would have qualified for a SERP accrual for that period receives a cash payment equal to such employee’s annual accrued benefit at age 65 that would have been calculated for that period under the SERP (had it not been terminated) multiplied by a present value factor reflecting the employee’s life expectancy and current age and the discount rate used by the Company in its financial statements at the beginning of the year. The SERP Make‑Whole Payment is paid at the end of the year in which the benefit is earned or early in the following year, or upon termination of employment, if earlier. Messrs. Katz, Capogrossi and Girgla received SERP Make-Whole Payments in January 2020 with respect to the 2019 fiscal year.

Potential Change in Control and other Post Employment Payments

None of our named executive officers has an employment or other agreement with the Company that provides for potential severance or other post-termination payments.

Loral Severance Policy for Corporate Officers

Severance payments for our named executive officers, as of December 31, 2019, were governed by the Loral Space & Communications Inc. Severance Policy for Corporate Officers (amended and restated as of August 4, 2011). This policy provides for potential severance benefits for the named executive officers following the termination of an eligible officer’s employment by the Company without cause, including termination without cause in connection with or in contemplation of a Corporate Event (defined to include, among other things, a change of control of Loral or the closing or cessation or reduction in the scope of operations, in whole or in part, of Loral’s corporate headquarters), in each case, subject to the execution of a release of claims in favor of the Company.

Pursuant to this policy, in the event of termination without cause, Messrs. Katz and Capogrossi will be entitled to cash severance payments aggregating to the sum of (x) twelve months’ pay (defined as base salary plus average annual incentive bonus compensation paid over the last two years of employment) and (y) twelve months’ base salary. If such termination is in connection with a Corporate Event, the entire payment will be made in a lump sum within twenty days of termination and will not be subject to mitigation for subsequent employment. To the extent that such termination is not in connection with a Corporate Event, payment will be made in installments as follows. The terminated officer will receive an initial lump sum payment within twenty days of termination, not subject to mitigation, equal to the greater of (A) six months’ pay and (B) the sum of three months’ pay plus two weeks’ base salary for every year of service with the Company plus one twelfth of two weeks’ base salary for every month of service with the Company in excess of his full years of service with the Company. If the officer is unemployed after six months (or if the officer is employed at a rate of pay that is less than his rate of pay immediately prior to termination), the remainder of his cash severance (the “Remainder”) will be paid in biweekly installments over eighteen months beginning on the six-month anniversary of termination, with the first thirteen payments, if any, aggregating to the lesser of six months’ pay and such Remainder, and the next twenty-six payments, if any, aggregating to the lesser of one year’s base salary and the excess of the Remainder over six months’ pay. For terminations not in connection with a Corporate Event, the Remainder is subject to reduction by any amount of compensation then being received by the officer from other employment (including self-employment).

Pursuant to this policy, in the event of termination without cause in connection with or in contemplation of a Corporate Event, Mr. Girgla will be entitled to cash severance payments aggregating to the sum of six months’ pay plus two weeks’ pay for every year of service with the Company plus one twelfth of two weeks’ pay for every month of service with the Company in excess of his full years of service with the Company, and the entire payment will be made in a lump sum within twenty days of termination and will not be subject to mitigation for subsequent employment. If such termination is not in connection with a Corporate Event, Mr. Girgla will be entitled to cash severance payments aggregating to the sum of six months’ pay plus two weeks’ base salary for every year of service with the Company plus one twelfth of two weeks’ base salary for every month of service with the Company in excess of his full years of service with the Company, and payment will be made in installments as follows. Mr. Girgla will receive an initial lump sum payment within twenty days of termination, not subject to mitigation, equal to the sum of three months’ pay plus two weeks’ base salary for every year of service with the Company plus one twelfth of two weeks’ base salary for every month of service with the Company in excess of the officer’s full years of service with the Company. If he is unemployed after three months (or if he is employed at a rate of pay that is less than his rate of pay immediately prior to termination), the remainder of his cash severance will be paid in biweekly installments over twelve weeks beginning on the three-month anniversary of the termination, subject to reduction by any amount of compensation then being received by him from other employment (including self-employment).

Under this policy, a terminated officer will also be entitled to continued participation in the Company’s medical, prescription, dental and vision insurance coverage. The Company offers medical coverage to retirees who are not yet eligible for Medicare, and a terminated officer may, if eligible, elect to participate in the Company’s Retiree Medical Plan by electing to receive benefits from the Loral pension plan. Alternatively, the officer may elect COBRA continuation coverage, and, during the “severance period,” the Company will pay the officer each month an amount equal to the excess, if any, of the full monthly COBRA premiums for such coverage under the Company’s benefit plans under which such medical and dental coverage is provided, as in effect from time to time, over the amount of the portion of such premiums the officer would pay if the officer were an active employee (the “COBRA Reimbursement”). The term “severance period” during which Messrs. Katz and Capogrossi are entitled to the COBRA Reimbursement means the period ending on the earlier of the date that is 24 months following termination without cause and the date such officer becomes eligible for coverage under the plans offered by a subsequent employer. The term “severance period” during which Mr. Girgla is entitled to the COBRA Reimbursement means the period commencing on the date of termination without cause and ending on the earlier of (x) the date that is six months plus a number of months equal to (A) the amount of cash severance payable to him if the termination were in connection with a Corporate Event, less six months’ pay, divided by (B) his monthly rate of base salary or (y) the date he becomes eligible for coverage under the plans offered by a subsequent employer. During the “severance period,” the officer will also be entitled to continued company-provided executive life insurance benefits, to the extent the officer was receiving such benefits prior to his termination.

Other Potential Post-Termination Payments

Our named executive officers are eligible to receive a bonus under our MIB program if they are terminated without cause after six months of service during a bonus year, pro-rated for the period during which they served prior to their termination. In addition, they are entitled to receive any accrued but unpaid SERP Make-Whole Payments with respect to the period during which they served prior to their termination for any reason. The MIB payments and SERP Make-Whole Payments to which Messrs. Katz, Capogrossi and Girgla were entitled as of December 31, 2019 were paid to them in 2020 and are set forth above in the “Bonus” column and in the “All Other Compensation” column, respectively, of the Summary Compensation Table.

No executive officer is entitled to a tax gross-up payment in the event that he becomes subject to any parachute payment excise taxes under Section 4999 of the Internal Revenue Code.

Directors Compensation for Fiscal Year 2019

For fiscal year 2019, Loral provided the compensation set forth in the table below to its directors.

2019 Director Compensation

			All
	Fees		Other
	Earned		Compensation
Name	($)		($)		Total

Mark H. Rachesky, M.D.	$85,000		—		$85,000

Michael B. Targoff	$75,000		$1,440,000	(1)	$1,515,000

John D. Harkey, Jr.	$150,500		—		$150,500

Arthur L. Simon	$154,000		$1,000	(2)	$155,000

John P. Stenbit	$171,000	(3)	—		$171,000

Janet T. Yeung	$80,000		—		$80,000

(1)

The amount set forth in the “All Other Compensation” column for Mr. Targoff includes consulting fees of $1,440,000 paid to him under his consulting agreement with the Company for the year ending December 31, 2019 (before deduction of $45,000 in certain net expenses for which he reimbursed the Company). See “Certain Relationships and Related Transactions — Consulting Agreement” for a description of the Company’s consulting agreement with Mr. Targoff.

(2)	Represents $1,000 of legal fees paid by the Company on behalf of Mr. Simon in 2019 with respect to legal advice relating to his previously granted and vested restricted stock units.
(3)	Includes $27,000 of fees paid to Mr. Stenbit in 2019 with respect to service on a committee other than a standing committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Voting Common Stock

The following table shows, based upon filings made with the Company, certain information as of March 20, 2020 concerning persons who may be deemed beneficial owners of 5% or more of the outstanding shares of Voting Common Stock because they possessed or shared voting or investment power with respect to the shares of Voting Common Stock.

	Amount and Nature		Percent
	of Beneficial		of
Name and Address	Ownership		Class(1)

Various funds affiliated with
MHR Fund Management LLC and Mark H. Rachesky, M.D.(2)
1345 Avenue of the Americas, 42nd Floor, New York, NY 10105	8,544,419	(3)	39.9	% (3)

Various entities affiliated with Highland Capital Management, L.P. and James D. Dondero(4)
300 Crescent Court, Suite 700, Dallas, TX 75201	2,079,511		9.7%

Mario J. Gabelli and various entities directly or indirectly controlled by him or for which he serves as chief investment officer(5)
One Corporate Center, Rye, NY 10580‑1435	1,967,883		9.2%

The Vanguard Group(6)
100 Vanguard Boulevard, Malvern, PA 19355	1,162,414		5.4%

(1)

Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d‑3 under the Securities Exchange Act and is based upon the 21,427,078  shares of Voting Common Stock outstanding as of March 20, 2020.

(2)

Information based on Amendment Number 27 to Schedule 13D, filed with the SEC on March 11, 2016, relating to securities held for the accounts of each of MHR Capital Partners Master Account II Holdings LLC (“Master Account II Holdings”), a Delaware limited liability company, MHR Capital Partners (100) LP (“Capital Partners (100)”), MHR Institutional Partners LP (“Institutional Partners”), MHRA LP (“MHRA”), MHRM LP (“MHRM”), MHR Institutional Partners II LP (“Institutional Partners II”), MHR Institutional Partners IIA LP (“Institutional Partners IIA”) and MHR Institutional Partners III LP (“Institutional Partners III”), each (other than Master Account II Holdings) a Delaware limited partnership. MHR Capital Partners Master Account II LP (“Master Account II”), a limited partnership organized in the Republic of the Marshall Islands, is the sole member of Master Account II Holdings, and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the account of Master Account II Holdings. MHR Advisors LLC (“Advisors”) is the general partner of each of Master Account II and Capital Partners (100), and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Master Account II Holdings and Capital Partners (100). MHR Institutional Advisors LLC (“Institutional Advisors”) is the general partner of each of MHR Institutional Partners LP (“Institutional Partners”), MHRA and MHRM, and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Institutional Partners, MHRA and MHRM. MHR Institutional Advisors II LLC (“Institutional Advisors II”) is the general partner of each of Institutional Partners II and Institutional Partners IIA, and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Institutional Partners II and Institutional Partners IIA. MHR Institutional Advisors III LLC (“Institutional Advisors III”) is the general partner of Institutional Partners III, and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the account of Institutional Partners III. MHR is a Delaware limited liability company that is an affiliate of and has an investment management agreement with Master Account II, Capital Partners (100), Institutional Partners, MHRA, MHRM, Institutional Partners II, Institutional Partners IIA and Institutional Partners III, and other affiliated entities, pursuant to which it has the power to vote or direct the vote and to dispose or to direct the disposition of the shares of Voting Common Stock reported herein and, accordingly, MHR may be deemed to beneficially own the shares of Voting Common Stock reported herein which are held for the account of each of Master Account II Holdings, Capital Partners (100), Institutional Partners, MHRA, MHRM, Institutional Partners II, Institutional Partners IIA and Institutional Partners III. MHR Holdings LLC (“MHR Holdings”), a Delaware limited liability company, is the managing member of MHR and, in such capacity, may be deemed to beneficially own any shares of Voting Common Stock that are deemed to be beneficially owned by MHR.

MHRC LLC (“MHRC”) is the managing member of Advisors and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Master Account II Holdings and Capital Partners (100). MHRC I LLC (“MHRC I”) is the managing member of Institutional Advisors and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of Institutional Partners, MHRA and MHRM. MHRC II LLC (“MHRC II”) is the managing member of Institutional Advisors II and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Institutional Partners II and Institutional Partners IIA.

Mark H. Rachesky, M.D. (“Dr. Rachesky”) is the managing member of MHRC and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Master Account II Holdings and Capital Partners (100). Dr. Rachesky is the managing member of MHRC II and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Institutional Partners II and Institutional Partners IIA. Dr. Rachesky is the manager of MHRC I and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Institutional Partners, MHRA and MHRM. Dr. Rachesky is the managing member of Institutional Advisors III and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the account of Institutional Partners III. Dr. Rachesky is the managing member of MHR Holdings, and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Master Account II Holdings, Capital Partners (100), Institutional Partners, MHRA, MHRM, Institutional Partners II, Institutional Partners IIA and Institutional Partners III.

(3)

Includes 8,529,419 shares of Voting Common Stock held by funds affiliated with MHR and 15,000 shares of Voting Common Stock held directly by Dr. Rachesky. Various funds affiliated with MHR also own 9,505,673 shares of Non-Voting Common Stock, which, when taken together with the shares of Voting Common Stock owned by all funds affiliated with MHR, represent approximately 58.4% of the issued and outstanding shares of Voting Common Stock and Non-Voting Common Stock of Loral as of March 20, 2020. Does not include 35,102 restricted stock units awarded to Dr. Rachesky that are payable, in the sole discretion of the Company, in cash or in stock.

(4)

Information based solely on a Schedule 13G/A (Amendment No. 8), filed with the SEC on February 14, 2020, by Highland Global Allocation Fund, Highland Income Fund, Highland Capital Management Fund Advisors, L.P., Strand Advisors XVI, Inc., NexPoint Strategic Opportunities Fund (formerly NexPoint Credit Strategies Fund), NexPoint Advisors, L.P., NexPoint Advisors GP, LLC, Highland Capital Management, L.P., Strand Advisors, Inc. and James D. Dondero (collectively, the “Highland Reporting Persons”). According to the Schedule 13G/A, Mr. Dondero may be deemed to be the beneficial owner of, and he has shared power to vote and dispose of, the aggregate 2,079,511 shares of Voting Common Stock held by the Highland Reporting Persons.

(5)

Information based solely on Amendment No. 4 to Schedule 13D filed with the SEC on January 27, 2020 by Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer (collectively, the “Gabelli Reporting Persons”). According to Amendment No. 4 to Schedule 13D, the Gabelli Reporting Persons beneficially own shares of Voting Common Stock as follows:  GAMCO Asset Management Inc. (“GAMCO”) beneficially owns 937,178 shares of Voting Common Stock; Gabelli Funds, LLC (“Gabelli Funds”) beneficially owns 834,954 shares of Voting Common Stock; Gabelli & Company Investment Advisors, Inc. beneficially owns 160,201 shares of Voting Common Stock; Mr. Gabelli owns 400 shares of Voting Common Stock; GAMCO Investors, Inc. (“GBL”) beneficially owns 2,500 shares of Voting Common Stock; Gabelli Foundation, Inc. (“Foundation”) beneficially owns 3,500 shares of Voting Common Stock; MJG Associates, Inc. (“MJG Associates”) beneficially owns 27,900 shares of Voting Common Stock; and Associated Capital Group, Inc. (“AC”) beneficially owns 1,250 shares of Voting Common Stock. Mr. Gabelli is deemed to be the beneficial owner of all of the shares of Voting Common Stock owned beneficially by each of the foregoing Gabelli Reporting Persons. Each of the Gabelli Reporting Persons has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares of Voting Common Stock reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) GAMCO does not have the authority to vote 88,000 of the reported shares, (ii) Gabelli Funds has sole dispositive and voting power with respect to the shares of Voting Common Stock held by certain funds for which it provides advisory services (the “Funds”) so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in Loral and, in that event, the proxy voting committee of each Fund shall respectively vote that Fund’s shares, (iii) at any time, the proxy voting committee of each such Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such Fund under special circumstances such as regulatory considerations, and (iv) the power of Mr. Gabelli, AC, GBL and GGCP, Inc. is indirect with respect to shares of Voting Common Stock beneficially owned directly by other Gabelli Reporting Persons.

(6)

Information based solely on a Schedule 13G/A (Amendment No. 1), filed with the SEC on February 12, 2020, by The Vanguard Group (the “Vanguard Group”) relating to securities held, as of December 31, 2019. According to the Schedule 13G/A, the Vanguard Group has sole voting power with respect to 30,422 shares held, shared voting power with respect to 5,000 shares held, sole dispositive power with respect to 1,132,339 shares held and shared dispositive power with respect to 30,075 shares held. According the Schedule 13G/A, Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of the Vanguard Group, is the beneficial owner of 25,075 shares as a result of its serving as investment manager of collective trust accounts, and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of the Vanguard Group, is the beneficial owner of 10,347 shares as a result of its serving as investment manager of Australian investment offerings.

Voting Common Stock Ownership by Directors and Executive Officers

The following table presents the number of shares of Voting Common Stock beneficially owned by the directors, the nominees for director, the named executive officers and all directors, nominees for director and named executive officers as a group as of March 20, 2020. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes.

	Amount and Nature
	of Beneficial		Percent of
Name of Individual	Ownership		Class(1)

John Capogrossi	7,803		*

Ravinder S. Girgla	0		*

John D. Harkey, Jr.	6,000	(2)	*

Avi Katz	0		*

Mark H. Rachesky, M.D.	8,544,419	(3)	39.9%

Arthur L. Simon	0	(4)	*

John P. Stenbit	6,000	(5)	*

Michael B. Targoff	124,766	(6)	*

Janet T. Yeung	13,885		*

All directors, named executive officers and other executive officers as a group (9 persons)	8,702,873	(7)	40.6%

*       Represents holdings of less than one percent.

(1)

Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d‑3 under the Securities Exchange Act and is based upon the 21,427,078 shares of Voting Common Stock outstanding as of March 20, 2020.

(2)	Does not include 14,040 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock.
(3)

Includes 8,529,419 shares of Voting Common Stock held by funds affiliated with MHR and 15,000 shares of Voting Common Stock held directly by Dr. Rachesky. Does not include 35,102 vested restricted stock units held directly by Dr. Rachesky, payable, in the sole discretion of the Company, in cash or in stock. Does not include 9,505,673 shares of Non-Voting Common Stock held by funds affiliated with MHR. Dr. Rachesky is deemed to be the beneficial owner of Voting Common Stock and Non-Voting Common Stock held by the funds affiliated with MHR by virtue of his status as the managing member of MHRC, MHRC II, Institutional Advisors III and MHR Holdings and as manager of MHRC I. See “Ownership of Voting Common Stock – Principal Holders of Voting Common Stock” above.

(4)	Does not include 12,080 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock.
(5)

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

(7)	Does not include 75,262 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock.

Information with regard to Securities Authorized for Issuance Under Equity Compensation Plans required by Section 201(d) of Regulation S-K and Item 12 was contained our Form 10-K filed on March 12, 2020. See Note 9 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for this information.

Item 13. Certain Relationships and Related Transactions, and Director Independence

MHR Fund Management LLC

In connection with the transaction in which Loral acquired its interest in Telesat, on October 31, 2007, Loral and certain of its subsidiaries, Public Sector Pension Investment Board (“PSP”) and one of its subsidiaries, two third-party investors, Telesat and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). Under the Shareholders Agreement, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Rachesky of Loral’s voting stock falls below certain levels other than in connection with certain specified circumstances, including an acquisition by a Strategic Competitor (as defined in the Shareholders Agreement) or (ii) there is a change in the composition of a majority of the members of the Loral Board over a consecutive two-year period without the approval of the incumbent directors, Loral will lose its veto rights relating to certain extraordinary actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value.

The Shareholders Agreement provides for a board of directors of Telesat consisting of 10 directors, three nominated by Loral, three nominated by PSP and four independent directors to be selected by a nominating committee comprised of one PSP nominee, one nominee of Loral and one of the independent directors then in office. Each party to the Shareholders Agreement is obligated to vote all of its Telesat shares for the election of the directors nominated by the nominating committee. Pursuant to action by the board of directors taken on October 31, 2007, Dr. Rachesky, who is non-executive Chairman of the Board of Loral, was appointed non-executive Chairman of the Board of Directors of Telesat. In addition, Mr. Targoff, Loral’s Vice Chairman, serves on the board of directors of Telesat.

Dr. Rachesky,  Chief Investment Officer of MHR, and Ms. Yeung, a principal and General Counsel of MHR, are directors of Loral and, in that capacity, received compensation from Loral. See “Director Compensation” above.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the consulting agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain net expenses for which he reimburses the Company. For the year ended December 31, 2019, Mr. Targoff earned $1,440,000 (before his expense reimbursement to Loral of $45,000).

Director Independence

The Company is listed on the Nasdaq Stock Market and complies with the Nasdaq listing requirements regarding independent directors. Under Nasdaq’s Marketplace Rules, the definition of an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has reviewed such information as the Board has deemed appropriate for purposes of determining whether any of the directors has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, including the beneficial ownership by our directors of Voting Common Stock (see “Ownership of Voting Common Stock – Voting Common Stock Ownership by Directors and Executive Officers”) and transactions between the Company on the one hand, and our directors and their affiliates, on the other hand (see “Certain Relationships and Related Party Transactions”). Based on such review, the Board of Directors has determined that all of our current directors, except for Mr. Targoff, who has a consulting agreement with the Company (see “Certain Relationships and Related Transactions – Consulting Agreement” for a description of this agreement), were in 2019, and are currently, independent directors; independent directors, therefore, constitute a majority of our Board. Mr. Targoff is not a member of any of the compensation, nominating or audit committees of the Company. Our independent directors meet periodically in executive session without members of the Company’s management or Mr. Targoff at the conclusion of regularly scheduled Board meetings.

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

Directors and Officers Liability Insurance

We have purchased insurance from various insurance companies against obligations we might incur as a result of our indemnification obligations of directors and officers for certain liabilities they might incur and insuring such directors and officers for additional liabilities against which they might not be indemnified by us. We have also procured coverage for our own liabilities in certain circumstances. For the period from February 1, 2020 to January 31, 2021, we purchased a director and officer liability policy and a separate fiduciary liability policy. Our cost for the annual insurance premiums for these policies is $573,300 in the aggregate.

Item 14. Principal Accountant Fees and Services

Background

The Audit Committee has selected Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2020. Deloitte & Touche LLP has advised the Company that it has no direct or indirect financial interest in the Company or any of its subsidiaries and that it has had, during the last three years, no connection with the Company or any of its subsidiaries other than as our independent registered public accounting firm and certain other activities as described below.

In accordance with its charter, the Audit Committee has established pre-approval policies with respect to annual audit, other audit and audit-related services and certain permitted non-audit services to be provided by our independent registered public accounting firm and related fees. The Audit Committee has pre-approved detailed, specific services and fees. Fees related to the annual audits of our consolidated financial statements, including the Section 404 attestation, are specifically approved by the Audit Committee on an annual basis. All fees for pre-approved other audit and audit-related services are pre-approved annually or more frequently, if required, up to a maximum amount equal to 50% of the annual audit fee as reported in our most recently filed proxy statement with the SEC. All fees for pre-approved permitted non-audit services are pre-approved annually or more frequently, if required, up to a maximum amount equal to 50% of the fees for audit and audit-related services as reported in our most recently filed proxy statement with the SEC. The Audit Committee also pre-approves any proposed engagement to provide permitted services not included in the approved list of audit and permitted non-audit services and for fees in excess of amounts previously pre-approved. The Audit Committee chairman or another designated committee member may approve these services and related fees and expenses on behalf of the Audit Committee, and the Company promptly reports such approval to the Audit Committee.

Services

During 2018 and 2019, Deloitte & Touche LLP and its affiliates (collectively, “Deloitte”) provided services consisting of the audit of the annual consolidated financial statements and internal controls over financial reporting of the Company, review of the quarterly financial statements of the Company, accounting consultations and consents and other services related to SEC filings by the Company and its subsidiaries and other pertinent matters. Deloitte also provided other permitted services to the Company in 2018 and 2019 consisting primarily of tax compliance, consultation and related services.

Audit Fees

The aggregate fees billed or expected to be billed by Deloitte for professional services rendered for the audit of the Company’s annual consolidated financial statements and internal controls over financial reporting for the fiscal years ended 2018 and 2019, for the reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10‑Q for the 2018 and 2019 fiscal years and for accounting research and consultation related to the audits and reviews totaled approximately $939,000 for 2018 and $981,000 for 2019. These fees were approved by the Audit Committee.

Audit-Related Fees

The aggregate fees billed by Deloitte for audit-related services for the fiscal years ended 2018 and 2019 were $38,000 and $8,000, respectively. These fees were approved by the Audit Committee and related to research and consultation on various filings with the SEC.

Tax Fees

The aggregate fees billed or expected to be billed by Deloitte for tax-related services for the fiscal years ended 2018 and 2019 were $348,000 and $117,000, respectively. These fees related to tax consultation, preparation of federal and state tax returns and related services and were approved by the Audit Committee.

All Other Fees

There were no fees billed by Deloitte for services rendered to the Company other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal years ended 2018 and 2019.

In its approval of these non-audit services, the Audit Committee has considered whether the provision of non-audit services is compatible with maintaining Deloitte’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes Oxley Act of 2002†‑

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

†Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ AVI KATZ
Avi Katz

President, General Counsel & Secretary
Dated: March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive Chairman of the Board	March 26, 2020
Mark H. Rachesky, M.D.

/s/ MICHAEL B. TARGOFF	Director, Vice Chairman of the Board	March 26, 2020
Michael B. Targoff

/s/ JOHN D. HARKEY, JR.	Director	March 26, 2020
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	March 26, 2020
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	March 26, 2020
John P. Stenbit

/s/ JANET T. YEUNG	Director	March 26, 2020
Janet T. Yeung

/s/ AVI KATZ	President, General Counsel & Secretary (Principal Executive Officer)	March 26, 2020
Avi Katz

/s/ JOHN CAPOGROSSI	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 26, 2020
John Capogrossi

/s/ RAVINDER S. GIRGLA	Vice President and Controller (Principal Accounting Officer)	March 26, 2020
Ravinder S. Girgla